Form 10-Q
period 1995-03-31
AMCORE FINANCIAL INC
filed 1995-05-12
CIK 714756

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995


                         Commission file number 0-13393


                             AMCORE FINANCIAL, INC.


          NEVADA                                                36-3183870
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


                  501 Seventh Street, Rockford, Illinois 61104
                        Telephone number (815) 968-2241



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No

The number of shares outstanding of the registrant's Common stock, par value $.33 per share, at April 30, 1995 was 12,423,221 shares.




Index of Exhibits on Page 11                                      Page 1 of 22

                             AMCORE FINANCIAL, INC.

                          Form 10-Q Table of Contents


PART I                                                             Page Number
- ------                                                             -----------
ITEM 1   Financial Statements

       Consolidated Balance Sheets as of March 31, 1995 and
         December 31, 1994 . .  .  . . . . . . . . . . . . . . . . . .   3

       Consolidated Statements of Income for the Three
         Months Ended March 31, 1995 and 1994  . . . . . . . . . . . .   4

       Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 1995 and 1994  . . . . . . . . . . . .   5

       Notes to Consolidated Financial Statements  . . . . . . . . . .   6

ITEM 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . .   7

PART II
- -------
ITEM 4  Submission of Matters to a Vote of Security Holders  . . . . .  11

ITEM 6  Exhibits and Reports on Form 10-Q  . . . . . . . . . . . . . .  11



Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

AMCORE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                                 MARCH 31,   DECEMBER 31,
(in thousands, except share data)                                                                  1995         1994
                                                                                              ------------  -----------
   ASSETS         Cash and cash equivalents..................................................      $83,051      $86,855
                  Interest earning deposits in banks.........................................          517          508
                  Federal funds sold and other short-term investments........................        5,889        5,056
                  Mortgage loans held for sale...............................................        9,941       10,184
                  Securities available for sale..............................................      289,386      307,171
                  Securities held to maturity (market value of $389,264 in 1995;
                   $383,401 in 1994).........................................................      402,048      402,946
                                                                                              ------------  -----------
                     Total securities........................................................      691,434      710,117
                  Loans and leases, net of unearned income...................................    1,107,329    1,080,172
                  Allowance for loan and lease losses........................................      (12,712)     (12,620)
                                                                                              ------------  -----------
                     Net loans and leases....................................................   $1,094,617   $1,067,552
                                                                                              ------------  -----------
                  Premises and equipment, net................................................       48,032       47,192
                  Intangible assets, net.....................................................       17,328       17,972
                  Other real estate owned....................................................        1,084        1,099
                  Other assets...............................................................       37,259       38,094
                                                                                              ------------  -----------
                     TOTAL ASSETS............................................................   $1,989,152   $1,984,629
                                                                                              ------------  -----------


LIABILITIES       LIABILITIES
   AND            Deposits:
STOCKHOLDERS'      Interest bearing..........................................................   $1,364,639   $1,328,763
  EQUITY           Non-interest bearing......................................................      229,416      236,269
                                                                                              ------------  -----------
                     Total deposits..........................................................   $1,594,055   $1,565,032
                  Short-term borrowings......................................................      174,560      206,758
                  Long-term borrowings.......................................................       24,433       24,837
                  Other liabilities..........................................................       24,092       21,954
                                                                                              ------------  -----------
                     TOTAL LIABILITIES.......................................................   $1,817,140   $1,818,581
                                                                                              ------------  -----------

                  STOCKHOLDERS' EQUITY
                  Preferred stock, $1 par value:  authorized 10,000,000 shares;
                   issued none...............................................................   $        -   $        -
                  Common stock, $.33 par value:  authorized 30,000,000 shares;

                                      March 31,          December 31,
                                        1995                1994

                   Issued............13,287,735           13,287,735
                   Outstanding.......12,423,221           12,400,720                                 4,430        4,430
                  Additional paid-in capital.................................................       50,885       50,879
                  Retained earnings..........................................................      127,770      125,019
                  Treasury stock and other...................................................       (8,025)      (8,296)
                  Net unrealized loss on securities available for sale.......................       (3,048)      (5,984)
                                                                                              ------------  -----------
                     TOTAL STOCKHOLDERS' EQUITY..............................................     $172,012     $166,048
                                                                                              ------------  -----------

                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................   $1,989,152   $1,984,629
                                                                                              ============  ===========

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                                           FOR THE THREE MONTHS
                                                                                                              ENDED MARCH 31,
(in thousands, except per share data)                                                                        1995         1994
                                                                                                            -------      -------
  INTEREST        Interest and fees on loans and leases...............................................      $23,698      $19,483
   INCOME         Interest on securities:
                    Taxable...........................................................................        8,366        6,858
                    Tax-exempt........................................................................        2,613        2,755
                                                                                                            -------      -------
                      TOTAL INCOME FROM SECURITIES....................................................      $10,979       $9,613
                                                                                                            -------      -------

                  Interest on federal funds sold and other short-term investments.....................          284          224
                  Interest and fees on mortgage loans held for sale...................................          465          848
                  Interest on deposits in banks.......................................................           19           52
                                                                                                            -------      -------
                      TOTAL INTEREST INCOME...........................................................      $35,445      $30,220
                                                                                                            -------      -------

  INTEREST        Interest on deposits................................................................      $13,703      $11,215
   EXPENSE        Interest on short-term borrowings...................................................        3,194          790
                  Interest on long-term borrowings....................................................          462          478
                  Other...............................................................................          126          105
                                                                                                            -------      -------
                      TOTAL INTEREST EXPENSE..........................................................      $17,485      $12,588
                                                                                                            -------      -------

                  NET INTEREST INCOME.................................................................      $17,960      $17,632
                      Provision for loan and lease losses.............................................          296          128
                                                                                                            -------      -------
                  NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES.......................      $17,664      $17,504
                                                                                                            -------      -------

   OTHER          Trust revenues......................................................................       $2,823       $2,621
  INCOME          Service charges on deposits.........................................................        1,679        1,571
                  Mortgage revenues...................................................................          546          759
                  Collection fees.....................................................................          453          452
                  Other...............................................................................        1,803        1,550
                                                                                                            -------      -------
                      TOTAL OTHER INCOME, EXCLUDING NET SECURITY GAINS................................       $7,304       $6,953
                  Net security gains..................................................................          619          371
                                                                                                            -------      -------
                      TOTAL OTHER INCOME..............................................................       $7,923       $7,324

 OPERATING        Compensation expense................................................................       $8,230       $7,624
 EXPENSES         Employee benefits...................................................................        2,583        2,285
                  Net occupancy expense...............................................................        1,313        1,111
                  Equipment expense...................................................................        1,548        1,413
                  Insurance expense...................................................................        1,039        1,030
                  Professional fees...................................................................          534          698
                  Advertising and business development................................................          485          471
                  Amortization of intangible assets...................................................          637          639
                  Other...............................................................................        3,323        3,177
                                                                                                            -------      -------
                      TOTAL OPERATING EXPENSES........................................................      $19,692      $18,448
                                                                                                            -------      -------

                  INCOME BEFORE INCOME TAXES..........................................................       $5,895       $6,380
                  Income taxes........................................................................        1,281        1,617
                                                                                                            -------      -------
                      NET INCOME......................................................................       $4,614       $4,763
                                                                                                            =======      =======
                      EARNINGS PER COMMON SHARE.......................................................        $0.37        $0.38
                      DIVIDENDS PER COMMON SHARE......................................................        $0.15       $0.135

        See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                              THREE MONTHS ENDED
                                                                                                                   MARCH 31,
(in thousands)                                                                                                 1995         1994
                                                                                                             -------       -------
 CASH FLOWS                                                                                                   $4,614        $4,763
    FROM          Adjustments to reconcile net income to net
 OPERATING          cash provided by (required for) operating activities:
 ACTIVITIES           Depreciation and amortization of premises and equipment.........................         1,110         1,044
                      Amortization and accretion of securities, net...................................           (94)        1,080
                      Provision for loan and lease losses.............................................           296           128
                      Amortization of intangible assets...............................................           637           639
                      Gain on sale of securities available for sale...................................          (661)         (371)
                      Loss on sale of securities available for sale...................................            42             -
                      Loss on sale of trading securities..............................................             -            10
                      Purchase of trading securities..................................................        (3,016)         (313)
                      Proceeds from sales of trading securities.......................................         3,016         1,206
                      Non-employee directors compensation expense.....................................            87           129
                      Deferred income taxes...........................................................          (407)         (601)
                      Net decrease in mortgage loans held for sale....................................           243        10,180
                      Other, net......................................................................         1,707        (1,513)
                                                                                                             -------       -------
                         NET CASH PROVIDED BY OPERATING ACTIVITIES....................................        $7,574       $16,381
                                                                                                             -------       -------

 CASH FLOWS       Proceeds from maturities of securities..............................................       $32,014       $40,007
    FROM          Proceeds from sales of securities available for sale................................        33,249        23,324
 INVESTING        Purchase of securities held to maturity.............................................       (10,133)      (29,715)
 ACTIVITIES       Purchase of securities available for sale...........................................       (31,125)      (91,183)
                  Net increase in federal funds sold and other short-term investments.................          (833)         (695)
                  Net (increase) decrease in interest earning deposits in banks.......................            (9)           91
                  Net increase in loans and leases....................................................       (27,308)       (6,637)
                  Proceeds from the sale of premises and equipment....................................           130            88
                  Premises and equipment expenditures.................................................        (2,061)       (2,051)
                                                                                                             -------       -------
                         NET CASH REQUIRED FOR INVESTING ACTIVITIES...................................       ($6,076)     ($66,771)
                                                                                                             -------       -------

 CASH FLOWS       Net increase (decrease) in demand deposits and savings accounts.....................      ($24,540)      $20,109
   FROM           Net increase (decrease) in time deposits............................................        53,563       (10,173)
 FINANCING        Net increase (decrease) in short-term borrowings....................................       (32,198)       31,074
 ACTIVITIES       Payment of long-term borrowings.....................................................          (455)         (480)
                  Dividends paid......................................................................        (1,861)       (1,681)
                  Proceeds from exercise of incentive stock options...................................           189             -
                                                                                                             -------       -------
                         NET CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES.....................       ($5,302)      $38,849
                                                                                                             -------       -------
                  Net change in cash and cash equivalents.............................................       ($3,804)     ($11,541)
                                                                                                             -------       -------
                  Cash and cash equivalents:
                   Beginning of year..................................................................       $86,855       $88,431
                                                                                                             -------       -------
                   End of period......................................................................       $83,051       $76,890
                                                                                                             =======       =======

SUPPLEMENTAL      Cash payments for:
DISCLOSURES OF     Interest paid to depositors........................................................       $12,353       $10,966
 CASH FLOW         Interest paid on borrowings........................................................         3,831         1,220
INFORMATION        Income taxes paid..................................................................           377         1,925

  NON-CASH        Other real estate acquired in settlement of loans...................................            53             -
 INVESTING        Transfer of short-term investments to securities available for sale.................             -        10,307
 ACTIVITIES

See accompanying notes to consolidated financial statements.

                             AMCORE FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles. These financial statements include, however, all adjustments (consisting of normal recurring accruals), which in the opinion of management are considered necessary for the fair presentation of the results of operations for the periods shown.

The consolidated financial statements and the financial information have been restated to reflect the August 1, 1994 merger with First State Bancorp of Princeton, Illinois, Inc. (FSB) and the December 19, 1994 merger with NBA Holding Company (NBA) which were accounted for using the pooling of interests method. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the "Company") for the year ended December 31, 1994.

NOTE 2 - EARNINGS PER SHARE

Earnings per share is based on dividing net income by the weighted average number of shares of common stock outstanding during the periods, as adjusted for common stock equivalents. Common stock equivalents consist of shares issuable under options granted pursuant to various stock incentive plans. The fully-dilutive effect of common equivalents on earnings per share was less than three percent for all periods presented. Share data for all prior year periods presented have been restated to reflect the three-for-two stock split in December 1993 and the mergers with FSB and NBA.

NOTE 3 - LONG-TERM BORROWINGS

The Company has a term loan agreement (Agreement) with an unaffiliated financial institution that requires semi-annual principal payments and allows several interest rate and funding period options. At March 31, 1995, the balance was $22 million and the selected interest rates ranged from 7.84% to 8.125%.

The Agreement contains several restrictive covenants, including restrictions on dividends to stockholders and maintenance of various capital adequacy levels. All capital adequacy ratios remained well above the required minimums per the Agreement.

Scheduled principal reductions on the Agreement are required as follows:

    (in thousands)                                               Total
                                                                -------
    1995 . . . . . . . . . . . . . . . . . . . . . . . . .      $ 5,000
    1996 . . . . . . . . . . . . . . . . . . . . . . . . .        5,000
    1997 . . . . . . . . . . . . . . . . . . . . . . . . .        6,000
    1998 . . . . . . . . . . . . . . . . . . . . . . . . .        6,000
                                                                -------
       TOTAL . . . . . . . . . . . . . . . . . . . . . . .      $22,000
                                                                =======

Other long-term borrowings include a non-interest bearing note from the January 19, 1993 acquisition of Rockford Mercantile Agency. The note requires annual payments of $444,000 beginning in 1994 through 2002. The note was discounted at an interest rate of 8.0%.

                             AMCORE FINANCIAL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Management's discussion and analysis focuses on the consolidated financial condition of AMCORE Financial, Inc. and subsidiaries ("the Company") as of March 31, 1995 as compared to December 31, 1994 and the results of operations for the three months ended March 31, 1995 as compared to the same period in 1994. This discussion is intended to be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.


Earnings Summary

Net income for the first quarter of 1995 was $4.6 million, a 3.1% decline from the first quarter of 1994. Earnings per share through the first three months of 1995 were $0.37 as compared to $0.38 for the same period in the prior year. Expenses associated with branch expansion and the upgrade of all major data processing applications were the primary factors causing the drop in earnings.

Net interest income rose by $328,000 or 1.9% despite a 30 basis point decline in the net interest margin to 4.30% in the first quarter of 1995. Total fee-based income, exclusive of security gains, increased by 5.0% or $351,000 when comparing first quarter results for 1995 and 1994. Operating expenses for the same periods increased $1.2 million or 6.7%, primarily due to the factors mentioned above.

The return on average assets (ROA) for the first quarter of 1995 was .95% versus 1.06% a year earlier. Return on average equity (ROE) was 11.13% through the first three months of 1995 as compared to 11.74% for 1994.


Net Interest Income

The primary source of earnings for the Company's banking affiliates is net interest income which increased 1.9% to $17.9 million in the first quarter of 1995 compared with $17.6 million in 1994. In the following analysis, net interest income is presented on a tax equivalent basis, which adjusts reported interest income on tax-exempt loans and securities to compare with other sources of fully taxable interest income. Unlike changes in volume, or rates paid or earned, it has no effect on actual net interest income or net income, as reported in the Consolidated Financial Statements.

Tax equivalent net interest income increased $251,000 for the first quarter of 1995 compared to the prior year and was a direct result of loan growth. The net interest margin, however, which is computed by dividing the annualized tax equivalent net interest income by the average earning assets, fell to 4.30% as compared to 4.60 % for the first quarter of 1994. This decline resulted from a rising interest rate environment that caused an increase in funding costs at a faster pace than the increased yields earned on assets as well as a higher proportion of costly time deposits in the funding mix. The net interest spread, which is the difference between the yield on earning assets and the rate paid on interest-bearing liabilities also fell for the first quarter of 1995 to 3.62% as compared to 4.09% for the same period in 1994.

For the first quarter of 1995, total average earning assets were $1.81 billion, representing an increase of 8.4% or $140.6 million over 1994. Average loans grew by $131 million or 13.6%, comprising the majority of the increase in earning assets. An increase in the adjustable rate residential real estate portfolio was a primary factor behind the loan growth. The Federal Reserve's monetary policy actions may slow future loan growth, which may have an adverse impact on interest income. Average total securities also grew in the first quarter of 1995 to $687.6 million, a 3.6% increase over 1994. Mortgage loans held for sale declined $6.0 million from the prior year due to increases in long-term mortgage rates which significantly reduced closing volumes.

ANALYSIS OF NET INTEREST INCOME-TAX EQUIVALENT BASIS
Unaudited Quarters Ended March 31,
(in thousands)

                                                                                                                    1995/1994
                                                                                             INTEREST EARNED          CHANGE
      AVERAGE BALANCE        AVERAGE RATE                                                        OR PAID              DUE TO
- ------------------------------------------------------------------------------------------------------------------------------------
    1995         1994        1995   1994                                                     1995       1994      VOLUME      RATE
- ------------------------------------------------------------------------------------------------------------------------------------
                                            INTEREST EARNING ASSETS:
  $479,924     $449,168     6.97%   6.11%   Taxable securities...........................   $8,366     $6,858      $492      $1,016
   207,664      214,804     7.74%   7.89%   Tax-exempt securities (1)....................    4,020      4,238      (139)        (79)
- ------------------------------------------------------------------------------------------------------------------------------------
  $687,588     $663,972     7.21%   6.68%   Total securities.............................  $12,386    $11,096      $353        $937
- ------------------------------------------------------------------------------------------------------------------------------------
    $7,028      $13,015     8.65%   7.44%   Mortgage loans held for sale (3).............     $152       $242     $(124)        $34
 1,092,730      961,726     8.69%   8.13%   Loans (1) (2)................................   23,751     19,537     2,784       1,430
    19,509       27,495     6.21%   4.02%   Other earning assets.........................      303        276       (95)        122
                                            Fees on mortgage loans held for sale (3).....      313        606      (417)        124
- ------------------------------------------------------------------------------------------------------------------------------------
$1,806,855   $1,666,208     8.17%   7.62%     TOTAL EARNING ASSETS (FTE)                   $36,905    $31,757    $2,501      $2,647
====================================================================================================================================
                                            INTEREST BEARING LIABILITIES:
  $380,207     $440,809     2.67%   1.96%   Interest-bearing demand deposits.............   $2,506     $2,127     ($326)       $705
   137,860      139,298     2.47%   2.03%   Savings deposits.............................      840        697        (7)        150
   804,702      726,011     5.22%   4.69%   Time deposits................................   10,357      8,391       973         993
- ------------------------------------------------------------------------------------------------------------------------------------
$1,322,769   $1,306,118     4.20%   3.48%   Total interest-bearing deposits..............  $13,703    $11,215      $640      $1,848
- ------------------------------------------------------------------------------------------------------------------------------------
  $205,677     $103,528     6.30%   3.09%   Short-term borrowings........................   $3,194       $790    $1,189      $1,215
    24,497       29,767     7.65%   6.51%   Long-term borrowings.........................      462        478       (94)         78
     4,254        3,655    12.01%  11.65%   Other........................................      126        105        18           3
- ------------------------------------------------------------------------------------------------------------------------------------
                                            TOTAL INTEREST-BEARING
$1,557,197   $1,443,068     4.55%   3.54%     LIABILITIES................................  $17,485    $12,588    $1,753      $3,144
====================================================================================================================================
                            3.62%   4.09%   INTEREST RATE SPREAD (FTE)...................
====================================================================================================================================
                                            NET INTEREST MARGIN/
                            4.30%   4.60%     NET INTEREST INCOME (FTE)..................  $19,420    $19,169      $748       ($497)
====================================================================================================================================

The above table shows the changes in interest income (tax equivalent) and interest expense attributable to rate and volume variances. The change in interest income (tax equivalent) due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(1) The interest on tax-exempt investment securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.

(2) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield-related loan fees.

(3) The yield-related fees recognized from the origination of mortgage loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.


Average total interest-bearing liabilities grew from the first quarter of 1994 by 7.9% or $114.1 million. Average interest-bearing deposits rose by $16.7 million or 1.3% during the first quarter of 1995 while average short-term borrowings increased by $102.1 million. The increase in average interest-bearing deposits was due to growth in average time deposits of $78.7 million (10.8%). This growth in average time deposits more than exceeded declines in interest-bearing demand deposits and savings deposits of $60.6 million (13.7%) and $1.4 million (1.0%), respectively. The increase in short-term borrowings was due to the purchase of adjustable rate mortgage-backed securities funded primarily through repurchase agreements. Long-term borrowings declined $5.3 million from scheduled principal reductions. For the first quarter of 1995, average interest-bearing liabilities were 86.2% of average earning assets as compared to 86.6% a year earlier. Average earning assets as a percentage of total average assets was 91.4% and 91.2%, respectively, for the first quarters of 1995 and 1994.

The yield on average earning assets for the first quarter of 1995 was 8.17%, a 55 basis point increase over the same period in 1994. The average rate on interest-bearing liabilities rose by 101 basis points to 4.55% when compared to the first quarter of 1994. The larger increase in rates paid on interest-bearing liabilities versus the yield on earning assets caused the previously mentioned declines in both net interest spread and net interest margin.

A rising rate environment contributed to increases in both loan and security yields. The yield on loans for the first quarter of 1995 was 8.69%, representing a 56 basis point increase over 1994. The reinvestment of securities at higher prevailing market rates resulted in a 53 basis point rise in yield on the securities portfolio. Indicative of the higher rate environment, other earning assets (federal funds sold and other short-term investments) yielded 6.21% through the first three months of 1995, as compared to 4.02% for the same period last year. This same rising rate environment contributed to a 121 basis point rise in yields on mortgage loans held for sale.

The average rate paid on interest-bearing deposits increased by 72 basis points to 4.20% for the first quarter of 1995. This increase was primarily caused by higher time deposit rates resulting from higher prevailing market rates and
higher promotional rates offered.   The increase also reflects a change in the
mix of interest-bearing deposits toward more costly time deposits, as customers have locked in the higher term rates. This trend, if continued, would have an unfavorable impact on the net interest margin assuming a stable to declining interest rate environment.

Significantly higher market rates on repurchase agreements resulted in an average rate paid on short-term borrowings of 6.30% as compared to 3.09% for the first quarter of 1994. Long-term borrowings had an average rate of 7.65%, a 114 basis point rise over the first quarter of 1994, a direct result of approximately half the balance on the term loan agreement being subject to floating rate increases. The interest rate risk on the remaining balance of the term loan agreement is hedged through the use of fixed rate swap agreements. During the first quarter, one of these swap agreements was closed out by the Company at a gain of $200,000. This gain will be recognized ratably over the remaining life of the swap contract.

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses for the first quarter of 1995 was $296,000 versus $128,000 for the same period in 1994. Total net charge-offs for the quarter were $204,000 as compared with $283,000 a year earlier. The annualized ratio of first quarter net charge-offs to average total loans and leases was .07% in 1995 and .12% in 1994.

The allowance for loan and lease losses, as a percentage of total net loans and leases was 1.15% at March 31, 1995 as compared to 1.42% at March 31, 1994 and 1.17% at December 31, 1994. The allowance as a percentage of non-performing loans and leases at March 31, 1995 was 106.5% versus 115.2% a year earlier and 105.2% at December 31, 1994. Total non-performing assets that include non-performing loans and leases and other real estate owned, as a percentage of loans, leases and other real estate owned, was 1.17% at March 31, 1995, 1.31% at March 31, 1994 and 1.21% at December 31, 1994.

Total non-performing loans were $11.9 million at March 31, 1995, a decrease of $68,000 since December 31, 1994. Other real estate owned totaled $1.1 million at March 31, 1995, an increase of $310,000 since a year ago and a slight decline from December 31, 1994.

Other Income

Non-interest income, exclusive of security gains, totaled $7.3 million for the first quarter of 1995, an increase of $351,000 or 5.0% over the first quarter of 1994. Trust income increased by $202,000 or 7.7%, while deposit service charges rose by 6.9% or $108,000. These increases combined with a $253,000 rise in other income, more than offset a $213,000 or 28.1% decline in mortgage revenues. The rising interest rate environment caused lower levels of refinancing, resulting in the mortgage revenue decline. Closed loan volume for the first quarter of 1995 was $22 million, down $32 million from last year, resulting in a $258,000 or 69.5% drop in loan production income. At the same time, loan servicing fees rose by 11.6%, due to servicing purchased during 1994 and growth through new originations.

Net security gains for the first quarter of 1995 were $619,000 as compared to $371,000 a year earlier. All securities sold were from the available for sale portfolio.

Operating Expenses

Total operating expenses for the first quarter of 1995 were $19.7 million, an increase of $1.2 million or 6.7%, when compared to the first quarter of 1994. As the largest component of total operating expenses, personnel costs, which include compensation and employee benefits, rose by $904,000 or 9.1% to $10.8 million for the first quarter of 1995. This was a direct result of branch expansion at the Rockford bank, as well as normal salary increases.

For the first three months of 1995, total occupancy and equipment expense was $2.9 million, an increase of $337,000 over the same period a year ago. This 13.4% increase can be attributed to the previously mentioned branch expansion as well as the upgrade of new information systems hardware and software.

The remaining categories of operating expenses either increased or decreased minimally when comparing the first quarter of 1995 with the same period in 1994. Total operating expenses as a percent of average assets were 1.00% and 1.01% for the first quarter of 1995 and 1994, respectively. Total operating expenses are expected to remain above 1994 levels due to the expansion of branch locations, the implementation of platform and teller automation systems, increased amortization of system conversion costs incurred during 1994, and the integration of NBM Bancorp, Inc. in 1995.

Income tax expense for the first quarter of 1995 was $1.3 million, a $336,000 or 20.8% drop from the first quarter of 1994. This decline was due primarily to tax credits resulting from data processing research and experimentation. Without the impact of these tax credits, the effective tax rate for the first quarter of 1995 would have been 26.8% versus 25.3% a year earlier.

Summary of Financial Condition

Total assets at March 31, 1995 were $1.99 billion, a $4.5 million increase since December 31, 1994. Total deposits at the end of the quarter were $1.59 billion, an increase of $29.0 million or 1.9% since year-end. A $35.9 million increase in interest bearing deposits, particularly in certificates of deposit, offset a $6.9 million decrease in non-interest bearing deposits. The shift from non-interest bearing deposits to interest bearing deposits is a direct result of the rising interest rate environment and consumer preferences. Total securities fell by $18.7 million as securities matured or were sold during the first quarter of 1995 to finance loan growth. Loans which totaled $1.11 billion at quarter-end grew by $27.2 million or 2.5%. Adjustable rate residential real estate loans, commercial real estate loans and consumer loans were the primary categories contributing to the loan growth. Short-term borrowings at March 31, 1995 were $174.6 million, a decline of $32.2 million since year-end. This decline was largely due to a reduction in repurchase agreements that were replaced by time deposits.

Capital

Stockholders' equity at March 31, 1995 was $172.0 million, an increase of 3.6% or $6.0 million since December 31, 1994. The risk-based capital ratio was 13.05% at March 31, 1995 as compared to 12.89% at December 31, 1994. Tier 1 risk-based capital increased to 12.08% versus 11.91% at year-end. The leverage ratio at the end of the first quarter was 8.04%, well above the required minimum of 4.00%. Dividends per share for the first quarter of 1995 increased by 11.1% to $.15 per share.

Other Matters

During the first quarter of 1995, the Company implemented FAS No. 114 - "Accounting by Creditors for Impairment of a Loan" and the related amended statement FAS No. 118. The implementation of this new accounting standard did not have an impact on the consolidated financial statements.

On November 10, 1994, the Company signed a definitive agreement to merge with NBM Bancorp, Inc. (NBM) in an exchange of common stock. NBM is a two-bank holding company with assets of approximately $170 million and banking offices in Mendota and Peru, Illinois. The transaction has been approved by both the appropriate regulatory agencies and NBM stockholders. The transaction is expected to close on May 24, 1995 and will be accounted for as a pooling of interests.

In March 1995, the Financial Accounting Standards Board issued FAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The effective date for implementation of this new standard is for fiscal years beginning after December 15, 1995, however, earlier adoption is encouraged. Management is currently reviewing all long-lived assets for impairment. The impact of this new rule on the Company's financial statements has yet to be determined.

                                    PART II


ITEM 4.  Submission of Matters to a Vote of Security Holders

(a) AMCORE Financial, Inc. 1995 Annual Meeting of Stockholders was held on May 9, 1995.

(b) Proxies were solicited by AMCORE Financial, Inc. management for the purpose of electing five Class III directors whose term will expire in 1998. All such nominees were elected as Class III directors.

(c) Proxies were solicited by AMCORE Financial, Inc. management to ratify the appointment of McGladrey & Pullen, LLP as independent auditors. The appointment of McGladrey & Pullen, LLP was ratified.

(d) Proxies were solicited by AMCORE Financial, Inc. management to approve the AMCORE Financial, Inc. 1995 Stock Incentive Plan. The 1995 Stock Incentive Plan was approved.


ITEM 6.  Exhibits and Reports on Form 10-Q                              Page
                                                                        ----

(a) 2 Agreement and Plan of Reorganization by and among AMCORE Financial, Inc., NBM Acquisition, Inc. and NBM
          Bancorp, Inc. (Incorporated by reference to the Company's Amendment No. 1 to Form S-4 as filed with the Commission on February 23, 1995).

    4 Rights Agreement dated February 12, 1986, between AMCORE Financial, Inc. and First Wisconsin Trust Company
          (Incorporated by reference to Exhibit 4(a) of the Company's Registration Statement on Form S-1 dated July 2, 1986).

   10.1   Amended $10,000,000 Revolving Credit Facility dated            13
          November 10, 1994 with the First National Bank of Chicago,
          Harris Trust and Savings Bank, The Northern Trust Company and LaSalle National Bank.

   11     Statement Re-Computation of Per Share Earnings                 17

   22     1995 Notice of Annual Meeting of Stockholders and Proxy
          Statement (Incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the year ended
          December 31, 1994).

   27     Financial Data Schedule                                        18

   99     Additional exhibit - Press release dated April 26, 1995.       19

(b) No reports on Form 8-K were filed during the first quarter of 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               AMCORE Financial, Inc.

                               (Registrant)



Date:  May 12, 1995




                               /s/ John R. Hecht
                               -------------------------------------------------
                               John R. Hecht
                               Senior Vice President and Chief Financial Officer (Duly authorized officer of the registrant and principal financial officer)