Form 10-Q
period 1995-06-30
AMCORE FINANCIAL INC
filed 1995-08-10
CIK 714756

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995


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

Yes X    No

The number of shares outstanding of the registrant's Common stock, par value $.33 per share, at July 31, 1995 was 14,086,834 shares.




Index of Exhibits on Page 12                                  Page 1 of 19

                             AMCORE FINANCIAL, INC.

                          Form 10-Q Table of Contents


PART I                                                                                                     Page Number
------                                                                                                     -----------
ITEM 1   Financial Statements

         Consolidated Balance Sheets as of June 30, 1995 and
            December 31, 1994 . .  .  . . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

         Consolidated Statements of Income for the Three and Six
             Months Ended June 30, 1995 and 1994 . . . . . . . . . . .  . . . . . . . . . . . . . . . . .       4

         Consolidated Statements of Cash Flows for the Three and Six
            Months Ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .       6

ITEM 2   Management's Discussion and Analysis of Financial Condition and
             Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7

PART II
-------

ITEM 4   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . .       12

ITEM 6   Exhibits and Reports on Form 10-Q . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12



Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                                   JUNE 30,      DECEMBER 31,
(in thousands, except share data)                                                                   1995            1994
=============================================================================================================================
ASSETS           Cash and cash equivalents......................................................   $106,665         $92,201
                 Interest earning deposits in banks.............................................        470             508
                 Federal funds sold and other short-term investments............................      3,886           5,656
                 Mortgage loans held for sale...................................................     18,418          10,184
                 Securities available for sale..................................................    348,854         318,246
                 Securities held to maturity (market value of $462,221 in 1995; $444,455 in
                   1994)........................................................................    455,857         466,211
                                                                                                 --------------------------
                      Total securities..........................................................    804,711         784,457
                 Loans and leases, net of unearned income.......................................  1,234,483       1,161,870
                 Allowance for loan and lease losses............................................    (13,645)        (13,302)
                                                                                                 --------------------------
                      Net loans and leases...................................................... $1,220,838      $1,148,568
                                                                                                 --------------------------
                 Premises and equipment, net....................................................     49,773          49,178
                 Intangible assets, net.........................................................     15,343          18,314
                 Other real estate owned........................................................      2,550           1,099
                 Other assets...................................................................     43,773          41,818
                                                                                                 --------------------------
                      TOTAL ASSETS.............................................................. $2,266,427      $2,151,983
                                                                                                 ==========================


LIABILITIES      LIABILITIES
   AND           Deposits:
STOCKHOLDERS'      Interest bearing............................................................. $1,535,533      $1,456,702
EQUITY             Non-interest bearing.........................................................    258,764         250,857
                                                                                                 --------------------------
                      Total deposits............................................................ $1,794,297      $1,707,559
                 Short-term borrowings..........................................................    224,122         208,525
                 Long-term borrowings...........................................................     21,973          26,487
                 Other liabilities..............................................................     31,458          23,253
                                                                                                 --------------------------
                      TOTAL LIABILITIES......................................................... $2,071,850      $1,965,824
                                                                                                 ==========================

                 STOCKHOLDERS' EQUITY
                 Preferred stock, $1 par value:  authorized 10,000,000 shares;
                   issued none.................................................................. $        -      $        -
                 Common stock, $.33 par value:  authorized 30,000,000 shares;
                                             June 30,        December 31,
                                              1995              1994
                   Issued..................14,926,695         14,926,695
                   Outstanding.............14,086,879         14,039,680                              4,976           4,970
                 Additional paid-in capital.....................................................     56,609          56,539
                 Retained earnings..............................................................    140,834         139,245
                 Treasury stock and other.......................................................     (8,039)         (8,296)
                 Net unrealized gain (loss) on securities available for sale....................        197          (6,299)
                                                                                                 --------------------------
                      TOTAL STOCKHOLDERS' EQUITY................................................   $194,577        $186,159
                                                                                                 --------------------------
                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................................ $2,266,427      $2,151,983
                                                                                                 ==========================

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                   FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                                       ENDED JUNE 30,               ENDED JUNE 30,
(in thousands, except per share data)                                                  1995        1994              1995     1994
===================================================================================================================================
INTEREST      Interest and fees on loans and leases..............................    $26,962     $21,503           $52,338  $42,472
INCOME        Interest on securities:
                Taxable..........................................................      9,331       7,932            18,430   15,632
                Tax-exempt.......................................................      3,020       3,223             6,000    6,370
                                                                                     ----------------------------------------------
                   TOTAL INCOME FROM SECURITIES..................................    $12,351     $11,155           $24,430  $22,002
                                                                                     ----------------------------------------------

              Interest on federal funds sold and other short-term investments....        309         288               640      554
              Interest and fees on mortgage loans held for sale..................        749         703             1,214    1,551
              Interest on deposits in banks......................................          -          76                 9      128
                                                                                     ----------------------------------------------
                   TOTAL INTEREST INCOME.........................................    $40,371     $33,725           $78,631  $66,707
                                                                                     ----------------------------------------------

INTEREST      Interest on deposits...............................................    $17,276     $12,647           $32,363  $25,076
EXPENSE       Interest on short-term borrowings..................................      3,132       1,291             6,382    2,123
              Interest on long-term borrowings...................................        414         490               876      968
              Other..............................................................         78         129               204      234
                                                                                     ----------------------------------------------
                   TOTAL INTEREST EXPENSE........................................    $20,900     $14,557           $39,825  $28,401
                                                                                     ----------------------------------------------

              NET INTEREST INCOME................................................    $19,471     $19,168           $38,806  $38,306
                   Provision for loan and lease losses...........................        871         174             1,600      304
                                                                                     ----------------------------------------------
              NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES......    $18,600     $18,994           $37,206  $38,002
                                                                                     ----------------------------------------------

OTHER         Trust revenues.....................................................     $2,977      $2,792            $5,827   $5,450
INCOME        Service charges on deposits........................................      1,695       1,671             3,427    3,287
              Mortgage revenues..................................................      1,002         645             1,563    1,416
              Collection fees....................................................        469         435               922      887
              Other..............................................................      1,787       1,596             3,618    3,213
                                                                                     ----------------------------------------------
                   TOTAL OTHER INCOME, EXCLUDING NET SECURITY GAINS..............     $7,930      $7,139           $15,357  $14,253
              Net security gains.................................................        427         415             1,046      786
                                                                                     ----------------------------------------------
                   TOTAL OTHER INCOME............................................     $8,357      $7,554           $16,403  $15,039

OPERATING     Compensation expense...............................................     $9,511      $8,021           $18,149  $16,022
EXPENSES      Employee benefits..................................................      2,629       2,108             5,316    4,502
              Net occupancy expense..............................................      2,734       1,176             4,100    2,326
              Equipment expense..................................................      2,802       1,533             4,440    3,037
              Insurance expense..................................................      1,163       1,134             2,297    2,263
              Professional fees..................................................      1,020         778             1,587    1,519
              Advertising and business development...............................        721         559             1,231    1,055
              Amortization of intangible assets..................................      2,320         648             2,962    1,298
              Other..............................................................      3,737       3,356             7,227    6,688
                                                                                     ----------------------------------------------
                   TOTAL OPERATING EXPENSES......................................    $26,637     $19,313           $47,309  $38,710
                                                                                     ----------------------------------------------

              INCOME BEFORE INCOME TAXES.........................................       $320      $7,235            $6,300  $14,331
              Income taxes.......................................................       (820)      1,794               543    3,558
                                                                                     ----------------------------------------------
                   NET INCOME....................................................     $1,140      $5,441            $5,757  $10,773
                                                                                     ==============================================

                   EARNINGS PER COMMON SHARE.....................................      $0.08       $0.39             $0.41    $0.77
                   DIVIDENDS PER COMMON SHARE....................................      $0.15       $0.15             $0.30    $0.28

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                     For the Six Months
                                                                                                       Ended June 30,
(in thousands)                                                                                         1995      1994
======================================================================================================================
CASH FLOWS       NET INCOME...................................................................     $5,757     $10,773
FROM             Adjustments to reconcile net income to net
OPERATING          cash provided by (required for) operating activities:
ACTIVITIES            Depreciation and amortization of premises and equipment.................     $2,420      $2,222
                      Amortization and accretion of securities, net...........................        (28)      2,238
                      Provision for loan and lease losses.....................................      1,600         304
                      Amortization of intangible assets.......................................      2,962       1,298
                      Gain on sale of securities available for sale...........................     (1,132)       (786)
                      Loss on sale of securities available for sale...........................         86           -
                      Gain on sale of trading securities......................................         (1)          -
                      Loss on sale of trading securities......................................          5          52
                      Purchase of trading securities..........................................     (6,016)       (313)
                      Proceeds from sales of trading securities...............................      6,012       1,206
                      Write-down of premises and equipment....................................      1,595           -
                      Write-down of other real estate owned...................................         53           -
                      Non-employee directors compensation expense.............................        143         205
                      Deferred income taxes...................................................     (2,321)     (1,597)
                      Net (increase) decrease in mortgage loans held for sale.................     (8,234)     12,346
                      Other, net..............................................................      5,537      (1,474)
                                                                                                ---------------------
                         NET CASH PROVIDED BY OPERATING ACTIVITIES............................     $8,438     $26,474
                                                                                                ---------------------

CASH FLOWS       Proceeds from maturities of securities.......................................    $63,988     $80,333
FROM             Proceeds from sales of securities available for sale.........................     99,810      38,901
INVESTING        Purchase of securities held to maturity......................................    (13,496)    (53,358)
ACTIVITIES       Purchase of securities available for sale....................................   (159,189)   (106,786)
                 Net decrease in federal funds sold and other short-term investments..........      1,770       4,830
                 Net decrease in interest earning deposits in banks...........................         38       3,989
                 Net increase in loans and leases.............................................    (76,008)    (53,333)
                 Proceeds from the sale of premises and equipment.............................        199         176
                 Premises and equipment expenditures..........................................     (4,830)     (4,858)
                                                                                                ---------------------
                         NET CASH REQUIRED FOR INVESTING ACTIVITIES...........................   ($87,718)   ($90,106)
                                                                                                ---------------------

CASH FLOWS       Net increase in demand deposits and savings accounts.........................    ($7,340)    $47,423
FROM             Net increase in time deposits................................................     94,078       2,729
FINANCING        Net increase in short-term borrowings........................................     15,597      13,719
ACTIVITIES       Payment of long-term borrowings..............................................     (4,616)     (2,983)
                 Dividends paid...............................................................     (4,164)     (3,523)
                 Proceeds from exercise of incentive stock options............................        189         103
                                                                                                ---------------------
                         NET CASH PROVIDED BY FINANCING ACTIVITIES............................    $93,744     $57,468
                                                                                                ---------------------
                 Net change in cash and cash equivalents......................................    $14,464     ($6,164)
                                                                                                ---------------------
                 Cash and cash equivalents:
                   Beginning of year..........................................................    $92,201     $92,336
                                                                                                ---------------------
                   End of period..............................................................   $106,665     $86,172
                                                                                                =====================

SUPPLEMENTAL     Cash payments for:
DISCLOSURES OF     Interest paid to depositors................................................    $29,816     $25,314
CASH FLOW          Interest paid on borrowings................................................      7,395       2,674
INFORMATION        Income taxes paid..........................................................      3,412       4,848

NON-CASH         Other real estate acquired in settlement of loans............................      2,245         101
INVESTING        Transfer of short-term investments to securities available for sale..........          -      10,307
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

The consolidated financial statements and the financial information have been restated to reflect the May 24, 1995 merger with NBM Bancorp, Inc. (NBM) and the mergers with First State Bancorp of Princeton, Illinois, Inc. (FSB) and NBA Holding Company (NBA), all of which were accounted for using the pooling of interests method. Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the "Company") for the year ended December 31, 1994.

NOTE 2 - EARNINGS PER SHARE

Earnings per share is based on dividing net income by the weighted average number of shares of common stock outstanding during the periods, as adjusted for common stock equivalents. Common stock equivalents consist of shares issuable under options granted pursuant to various stock incentive plans. The fully-dilutive effect of common equivalents on earnings per share was less than three percent for all periods presented. Share data for all prior year periods presented have been restated to reflect the mergers with NBM, FSB, and NBA.

NOTE 3 - LONG-TERM BORROWINGS

The Company has a term loan agreement (Agreement) with an unaffiliated financial institution that requires semi-annual principal payments and allows several interest rate and funding period options. At June 30, 1995, the balance was $19.5 million and the selected interest rates ranged from 7.81% to 8.00%.

The Agreement contains several restrictive covenants, including restrictions on dividends to stockholders and maintenance of various capital adequacy levels. All capital adequacy ratios remained well above the required minimums per the Agreement.

Scheduled principal reductions on the Agreement are required as follows:

 (in thousands)
                                                                                                 Total
---------------------------------------------------------------------------------------------------------
 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   2,500
 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,000
 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,000
 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,000
---------------------------------------------------------------------------------------------------------
      TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  19,500
=========================================================================================================

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

                             AMCORE FINANCIAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Management's discussion and analysis focuses on the consolidated financial condition of AMCORE Financial, Inc. and subsidiaries (the "Company") as of June 30, 1995 as compared to December 31, 1994 and the results of operations for the three and six months ended June 30, 1995 as compared to the same periods in 1994. This discussion is intended to be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

EARNINGS SUMMARY

Net income for the second quarter of 1995 was $1.1 million, a $4.3 million decline in earnings from the same period in 1994. Through the first six months of 1995, net income was $5.7 million as compared to $10.8 million in 1994. Earnings per share were $.08 for the second quarter and $.41 for the first six months of 1995 versus $.39 and $.77, respectively, for 1994. This decline in earnings was caused primarily by the recognition of a one-time $2.0 million after-tax charge in connection with the early adoption of Statement of Financial Accounting Standards (FAS) No. 121 - "Accounting for the Impairment of Long-Lived Assets" (See section "Operating Expenses" for further discussion of FAS No. 121) and a $1.5 million after-tax charge for merger and data conversion costs. Exclusion of these one-time charges would have resulted in earnings per share of $.33 for the second quarter of 1995.

Higher provisions for loan and lease losses due to strong loan growth also negatively impacted second quarter earnings by $697,000 as compared to the same period last year. For the first half of 1995, the provision for loan and lease losses rose to $1.6 million, up from $304,000 in 1994.

Despite a 30 basis point decline in the net interest margin to 4.15% in the second quarter, net interest income rose by $303,000 or 1.6% due to increased lending volume. On a year-to-date basis, the results are similar, with net interest income rising by $500,000 or 1.3% while the net interest margin fell by 30 basis points to 4.21%. A higher cost funding mix, particularly with time deposits, was responsible for the margin compression.

Non-interest income for the second quarter of 1995 totaled $7.9 million, exclusive of security gains. This represents a $791,000 or 11.1% increase over the prior year total. Through the first six months, non-interest income totaled $15.4 million and was $1.1 million or 7.7% above last year. Increases in trust and mortgage revenues contributed to this rise.

Operating expenses for the second quarter of 1995 were $26.6 million or $7.3 million above the same period in 1994. Exclusive of the one-time charges mentioned above, the increase was $1.7 million or 9.0%. This increase was due to new expenses associated with branch expansion and upgrades in data processing capabilities. Year-to-date operating expenses were $47.3 million as compared to $38.7 million in 1994, an increase of $3.0 million or 7.8% when excluding the one-time charges.

The return on assets (ROA) was .21% and 1.07%, respectively, for the second quarters of 1995 and 1994. Exclusion of the one-time charges in 1995 would result in an ROA of .83%. The return on average equity (ROE) for the quarter was 2.41%, down from 11.76% in 1994. On a year-to-date basis, ROA and ROE stood at .85% and 9.89%, respectively, after exclusion of the one-time charges. This is in comparison with the prior year ROA of 1.07% and ROE of 11.80%.

NET INTEREST INCOME

Net interest income is the primary source of earnings for the Company's banking affiliates. For the following analysis, net interest income is presented on a tax equivalent basis, which adjusts reported interest income on tax-exempt loans and securities to compare with other sources of fully taxable interest income. Unlike changes in volume, or rates paid or earned, it has no effect on actual net interest income or net income as reported in the Consolidated Financial Statements.

Net interest income, on a tax equivalent basis, rose by $187,000 in the second quarter of 1995 as compared to the prior year. The net interest margin, which is computed by dividing the tax equivalent net interest income by average earning assets declined by 30 basis points to 4.15% in the second quarter. The net interest margin on a year-to-date basis reflected a similar decline falling to 4.21% from 4.51%. This was primarily a result of loan growth offset by declines resulting from a rising interest rate environment, which caused funding costs to increase at a faster pace than yields on earning assets. In addition, a shift in the deposit mix to higher rate time deposits contributed to the drop in net interest margin. The net interest spread, which is the difference between the yield on earning assets and the rate paid on interest bearing liabilities fell from 3.87% for the second quarter of 1994 to 3.47% for the same period this year.



ANALYSIS OF NET INTEREST INCOME-TAX EQUIVALENT BASIS
Unaudited Quarters Ended June 30,
(in thousands)

                                                                                                                1995/1994
                                                                                        INTEREST EARNED         CHANGES
   AVERAGE BALANCE          AVERAGE RATE                                                     OR PAID             DUE TO
------------------------------------------------------------------------------------------------------------------------------
     1995       1994       1995     1994                                               1995       1994      VOLUME     RATE
------------------------------------------------------------------------------------------------------------------------------
                                           INTEREST EARNING ASSETS:
  $514,117    $512,342     7.18%    6.12%  Taxable securities.................        $9,331     $7,932        $27     $1,372
   260,362     256,368     7.06%    7.65%  Tax-exempt securities (1)..........         4,646      4,958         76       (388)
------------------------------------------------------------------------------------------------------------------------------
  $774,479    $768,710     7.14%    6.63%     Total securities................       $13,977    $12,890       $103       $984
------------------------------------------------------------------------------------------------------------------------------
   $10,392     $13,314     7.69%    6.21%  Mortgage loans held for sale (3)...          $202       $209       ($51)       $44
 1,214,870   1,049,373     8.80%    8.13%  Loans (1) (2)......................        27,019     21,567      3,584      1,868
    18,041      34,008     6.78%    4.23%  Other earning assets...............           309        364       (216)       161
                                           Fees on mortgage loans held
                                            for sale (3)......................           547        494       (227)       280
------------------------------------------------------------------------------------------------------------------------------
$2,017,782  $1,865,405     8.25%    7.53%     TOTAL EARNING ASSETS (FTE)             $42,054    $35,524     $3,193     $3,337
------------------------------------------------------------------------------------------------------------------------------
                                           INTEREST BEARING LIABILITIES:
  $404,710    $460,886     2.73%    2.31%  Interest-bearing demand deposits...        $2,755     $2,649      ($351)      $457
   170,073     173,754     2.60%    2.33%  Savings deposits...................         1,101      1,010        (22)       113
   935,002     789,122     5.76%    4.57%  Time deposits......................        13,420      8,988      1,867      2,565
------------------------------------------------------------------------------------------------------------------------------
$1,509,785  $1,423,762     4.59%    3.56%     Total interest-bearing deposits.       $17,276    $12,647     $1,494     $3,135
------------------------------------------------------------------------------------------------------------------------------
  $215,195    $140,784     5.84%    3.68%  Short-term borrowings..............        $3,132     $1,291       $884       $957
    22,915      27,651     7.25%    7.11%  Long-term borrowings...............           414        490        (87)        11
     5,067       4,301     6.17%   12.03%  Other..............................            78        129         20        (71)
------------------------------------------------------------------------------------------------------------------------------
                                           TOTAL INTEREST-BEARING
$1,752,962  $1,596,498     4.78%    3.66%     LIABILITIES.....................       $20,900    $14,557     $2,311     $4,032
------------------------------------------------------------------------------------------------------------------------------
                           3.47%    3.87%  INTEREST RATE SPREAD (FTE).........
------------------------------------------------------------------------------------------------------------------------------
                                           NET INTEREST MARGIN/
                           4.15%    4.45%     NET INTEREST INCOME (FTE).......       $21,154    $20,967       $882      ($695)
------------------------------------------------------------------------------------------------------------------------------


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

Total average earning assets for the quarter were $2.02 billion, an increase of $152 million or 8.2% over 1994. Average loans grew by $165 million or 15.8%, primarily the result of growth in residential real estate and commercial loan portfolios. Average total securities rose slightly to $774 million, a $5.8 million quarter to quarter increase. Average other earning assets, which include interest earning deposits in banks, federal funds sold and other short-term investments declined by $16.0 million to $18.0 million.

Average total interest-bearing liabilities for the second quarter grew to $1.75 billion, a 9.8% or $156 million increase over the prior year. Average interest-bearing deposits rose by $86 million or 6.0% during the second quarter. Growth in average time deposits of $146 million (18.5%) more than offset declines in interest-bearing demand deposits ($56.2 million) and savings deposits ($3.7 million). The increase in average deposits, in addition to security sales and maturities, were utilized to fund loan growth. For the second quarter, average short-term borrowings rose to $215 million, an increase of $74 million over the prior year. This increase was due to the purchase of adjustable rate mortgage-backed securities funded primarily through repurchase agreements.

The yield on average earning assets for the second quarter of 1995 was 8.25%, an increase of 72 basis points over the 1994 yield for the same period. The average rate paid on interest bearing liabilities rose by 112 basis points resulting in the drop in both net interest spread and net interest margin.

Generally rising rates since the second quarter of 1994 resulted in higher yields in all earning asset categories. Loan yields for the second quarter rose by 67 basis points to 8.80%. The yield on investment securities was 7.14%, representing a 51 basis point rise. The yield on other earning assets was 6.78%, an increase of 255 basis points. The yield on mortgage loans held for sale during the second quarter rose by 148 basis points.

The average rate paid on interest-bearing deposits rose by 103 basis points to 4.59% for the second quarter of 1995. This increase was indicative of higher prevailing market rates as well as promotional rates offered on time deposits. The average rate paid on time deposits rose from 4.57% in the second quarter of 1994 to 5.76% in 1995. The increase reflects the movement by customers to longer term, higher yielding interest-bearing deposits. In a stable or declining interest rate environment, this trend could continue to negatively impact the net interest margin.

The average rate paid on short-term borrowings increased from 3.68% to 5.84% in the second quarter, primarily due to higher rates on repurchase agreements.
The average rate paid on long-term borrowings rose from 7.11% in the second quarter of 1994 to 7.25% in 1995. The interest rate risk on a portion of the term loan agreement is hedged through the use of fixed rate swap agreements.

On a year-to-date basis, tax equivalent net interest income was $42.2 million in 1995, which represents an increase of $294,000 or .7% over the same period in 1994. For this same period, the net interest margin was 4.21% as compared to 4.51% for the prior year. Loan growth and higher yields resulted in the slightly higher net interest income. However, the change in deposit mix coupled with faster repricing of interest-bearing liabilities resulted in the net interest margin decline. Earning assets for the first six months of 1995 yielded 8.18% a 61 basis point rise over 1994. At the same time, the average rate paid on interest bearing liabilities increased by 102 basis points to 4.65%.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES

For the second quarter of 1995, the provision for loan and lease losses was $871,000 as compared to $174,000 for the same period last year. Total net charge-offs for the quarter were $1.0 million versus $649,000 in 1994. The increase in net charge-offs was due to the $595,000 write-down of a commercial real estate property which was foreclosed and reclassified into other real estate during the second quarter. This rise in net charge-offs coupled with loan growth caused the increase in the provision for loan and lease losses in the second quarter. On a year-to-date basis, net charge-offs totaled $1.3 million in 1995, up from the $929,000 recorded in 1994.

The annualized ratio of second quarter net charge-offs to average loans and leases was .33% in 1995 versus .25% a year earlier. The year-to-date annualized ratio rose slightly from .18% in the first six months of 1994 as compared to .21% for the same period this year.

The allowance for loan and lease losses as a percentage of total net loans and leases was 1.11% at June 30, 1995, compared to 1.30% a year ago and 1.14% at December 31, 1994. At June 30, 1995, the allowance was 125.8% of non-performing loans and leases versus 104.8% at December 31, 1994 and 119.9% at June 30, 1994.

Total non-performing assets, which includes non-performing loans and leases and other real estate owned, as a percentage of loans, leases and other real estate owned were 1.08% at June 30, 1995, 1.16% a year earlier and 1.19% at December 31, 1994.

OTHER INCOME

Non-interest income for the second quarter of 1995 rose by 11.1% or $791,000, exclusive of net security gains. On a year-to-date basis, non-interest income totaled $15.4 million, a $1.1 million or 7.7% increase over 1994.

Trust revenues were $3.0 million for the second quarter of 1995, which represents a 6.6% increase over the comparable period last year. Through the first six months of 1995, trust revenues rose to $5.8 million, an increase of 6.9% over the prior year. Continued business expansion coupled with a favorable market performance of trust assets under management resulted in these increases. Other non-interest income rose by 12.0% for the quarter and 12.6% on a year-to-date basis. This increase was the result of higher credit card income and customer service fees.

Mortgage revenues, which include income generated from underwriting and servicing fees and gains realized on the sale of these loans, totaled $1.0 million for second quarter of 1995, a $357,000 increase over the second quarter of 1994. A 29.4% increase in loan servicing income coupled with the early adoption of FAS No. 122 -"Accounting for Mortgage Servicing Rights" were the factors causing the increase. This new accounting rule allows for the recognition of the value of servicing rights on originated mortgage loans. Applied retroactively to the beginning of the year, it resulted in approximately $300,000 of mortgage revenues. On a year-to-date basis, mortgage revenues totaled $1.6 million, a 10.4% increase over the prior year.

Net security gains for the second quarter of 1995 were $427,000, virtually unchanged from the same period last year. For the first half of the year, net security gains were $1.0 million, up 33.1% from the same period of 1994.

OPERATING EXPENSES

Total operating expenses for the second quarter of 1995 were $26.6 million, a $7.3 million increase over the same period in 1994. Approximately $5.6 million of this increase related to the one-time charges discussed earlier. Approximately $3.2 million of these charges were associated with the early adoption of FAS No. 121. FAS No. 121 requires an asset revaluation whenever a change in events or other circumstances indicate the carrying amount of the asset may not be fully recoverable. These charges include write-downs of purchase accounting adjustments and other intangibles assigned to the former Illinois National Bank building acquired in 1985 from the Illinois National Bank and Trust Company and the reduction of goodwill and other intangibles associated with the acquisitions of a collection agency and an insurance agency.

The remainder of the one-time charges related to merger and data conversion costs. The merger costs were associated with the May 24, 1995 merger with NBM Bancorp, Inc. of Mendota, Illinois as well as recognition of remaining costs associated with the 1994 mergers with First State Bancorp of Princeton, Illinois, Inc. and NBA Holding Company of Aledo, Illinois. The charge for data conversion costs was an accumulation of certain capitalized costs incurred during various data conversions completed over the past year.

The adoption of FAS No. 121 while not required until 1996, was adopted early in conjunction with the recognition of one-time merger-related costs. While the acceleration of these charges adversely impacted second quarter earnings, total operating expenses related to these charges are expected to decline by $1.6 million in 1996.

The remaining increase in operating expenses for the second quarter can be attributed primarily to normal salary increases, costs associated with branch expansion at the Rockford bank and the upgrade of information systems hardware and software. For the year-to-date, total operating expenses were $47.3 million, an $8.6 million increase over 1994. Without the one-time charges, the increase was $3.0 million or 7.8%.

An income tax benefit of $820,000 was recorded in the second quarter of 1995. This compares with $1.8 million of income tax expense for the second quarter of 1994. This benefit resulted from the one-time charges taken in the second quarter as well as the recognition of research and experimentation tax credits.

SUMMARY OF FINANCIAL CONDITION

At June 30, 1995, total assets were $2.27 billion, a $114 million or 5.3% increase since December 31, 1994. Total deposits grew to $1.79 billion, representing an $86.7 million or 5.1% rise since the end of 1994. This deposit increase included a 5.4% rise in interest-bearing deposits, primarily time deposits, and a 3.2% increase in non-interest bearing deposits. Loans totaled $1.23 billion at June 30, 1995 and grew $72.6 million or 6.2% since year-end. The primary loan categories contributing to this growth were commercial and industrial loans, one-to-four family residential real estate loans and consumer loans. Mortgage loans held for sale grew by $8.2 million as mortgage activity increased in comparison to the end of 1994. Total securities rose 2.6% to $805 million at June 30, 1995.

CAPITAL

Stockholders' equity was $195 million at June 30, 1995, an increase of 4.5% since December 31, 1994. At June 30, 1995, the risk-based capital ratio was 13.04% and the Tier 1 risk-based capital ratio was 12.12%, both well above the 8.00% and 4.00% minimum required ratios. The leverage ratio at June 30, 1995 was 8.11%, also well above the 4.00% minimum.

Dividends paid were $.15 per share for the second quarters of 1995 and 1994. The book value per share at June 30, 1994 rose by 4.2% to $13.81 when compared to the December 31, 1994 book value.

OTHER MATTERS

In early 1995, the FDIC announced significantly lower deposit insurance assessments expected for the second half of 1995. It is anticipated currently that these rates will fall from a level of 23 cents per $100 of deposits to 4 cents per $100 for well-capitalized institutions. At the present time, there is some doubt as to the timing of this insurance benefit based on the anticipated levels of the Bank Insurance Fund (BIF), which by law must equal at least 1.25% of insured deposits prior to any rate reduction. There is also discussion regarding the ultimate recapitalization of the Savings Association Insurance Fund (SAIF). Some regulatory agencies have considered a merger of the two funds as a possible solution to the problem. The resolution of the disparity in insurance deposit rates between the BIF and SAIF insured institutions may reduce the benefit to BIF members such as the Company and it subsidiary banks. This issue is expected to be resolved before the end of 1995.

                                    PART II


ITEM 4.  Submission of Matters to a Vote of Security Holders

(a)-(c) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (File No. 0-13393)


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

       11    Statement Re-Computation of Per Share Earnings                                                14

       22    1995 Notice of Annual Meeting of Stockholders and Proxy Statement (Incorporated by
             reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

       27    Financial Data Schedule                                                                       15

       99    Additional exhibit - Press release dated April 26, 1995.                                      16

 (b)         One report on Form 8-K was filed with the Commission and dated
             June 8, 1995 announcing the merger with NBM Bancorp, Inc. on May
             24, 1995.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             AMCORE Financial, Inc.

                                             (Registrant)



Date:  August 10, 1995




                                            /s/ John R. Hecht
                                            __________________________
                                             John R. Hecht
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Duly authorized officer of the
                                             registrant and principal financial
                                             officer)