Form 10-Q
period 1995-09-30
AMCORE FINANCIAL INC
filed 1995-11-09
CIK 714756

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995


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

Yes X    No

The number of shares outstanding of the registrant's Common stock, par value $.33 per share, at October 31, 1995 was 14,105,654 shares.





Index of Exhibits on Page 12                                Page 1 of 98

                             AMCORE FINANCIAL, INC.

                          Form 10-Q Table of Contents


PART I                                                                                            Page Number
------                                                                                            -----------
ITEM 1   Financial Statements

         Consolidated Balance Sheets as of September 30, 1995 and
            December 31, 1994 . .  .  . . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . .  3

         Consolidated Statements of Income for the Three and Nine
             Months Ended September 30, 1995 and 1994 . . . . . . . . . . .  . . . . . . . . . . . . .  4

         Consolidated Statements of Cash Flows for the Three and Nine
            Months Ended September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . .  5

         Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .  6

ITEM 2   Management's Discussion and Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

PART II
-------

ITEM 4   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . 12

ITEM 6   Exhibits and Reports on Form 10-Q . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12



Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

AMCORE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                            SEPTEMBER 30,  DECEMBER 31,
(in thousands, except share data)                                                               1995           1994
=======================================================================================================================
 ASSETS      Cash and cash equivalents.....................................................       $97,442       $92,201
             Interest earning deposits in banks............................................           476           508
             Federal funds sold and other short-term investments...........................         1,920         5,656
             Mortgage loans held for sale..................................................        14,495        10,184
             Securities available for sale.................................................       460,428       318,246
             Securities held to maturity (market value of $396,148 in 1995; $444,455              386,932       466,211
                  in 1994)
                                                                                                ------------------------
             Total securities..............................................................       847,360       784,457
             Loans and leases, net of unearned income......................................     1,273,050     1,161,870
             Allowance for loan and lease losses...........................................       (13,190)      (13,302)
                                                                                               ------------------------
                  Net loans and leases.....................................................    $1,259,860    $1,148,568
                                                                                               ------------------------
             Premises and equipment, net...................................................        49,649        49,178
             Intangible assets, net........................................................        14,828        18,314
             Other real estate owned.......................................................         2,502         1,099
             Other assets..................................................................        45,926        41,818
                                                                                               ------------------------
                  TOTAL ASSETS.............................................................    $2,334,458    $2,151,983
                                                                                               ========================

LIABILITIES    LIABILITIES
   AND        Deposits:
STOCKHOLDERS   Interest bearing............................................................    $1,567,069    $1,456,702
 EQUITY        Non-interest bearing........................................................       259,794       250,857
                                                                                               ------------------------
                  Total deposits...........................................................    $1,826,863    $1,707,559
             Short-term borrowings.........................................................       254,116       208,525
             Long-term borrowings..........................................................        22,013        26,487
             Other liabilities.............................................................        32,195        23,253
                                                                                               ------------------------
                  TOTAL LIABILITIES........................................................    $2,135,187    $1,965,824
                                                                                               ------------------------

             STOCKHOLDERS' EQUITY
             Preferred stock, $1 par value:  authorized 10,000,000 shares;
               issued none.................................................................    $        -    $        -
             Common stock, $.33 par value:  authorized 30,000,000 shares;
                                                    September 30,         December 31,
                                                        1995                 1994
               Issued.................................14,926,695         14,926,695
               Outstanding............................14,093,764         14,039,680                 4,976         4,976
             Additional paid-in capital....................................................        56,579        56,533
             Retained earnings.............................................................       145,160       139,245
             Treasury stock and other......................................................        (7,853)       (8,296)
             Net unrealized gain(loss) on securities available for sale....................           409        (6,299)
                                                                                               ------------------------
                  TOTAL STOCKHOLDERS' EQUITY...............................................      $199,271      $186,159
                                                                                               ------------------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............................    $2,334,458    $2,151,983
                                                                                               ========================

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                              FOR THE THREE MONTHS  FOR THE NINE MONTHS
                                                                              ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
(in thousands, except per share data)                                            1995      1994       1995        1994
==========================================================================================================================
INTEREST   Interest and fees on loans and leases..............................    $28,158  $23,341     $80,496     $65,813
 INCOME    Interest on securities:
             Taxable..........................................................      9,527    7,562      27,957      23,194
             Tax-exempt.......................................................      3,003    3,154       9,003       9,524
                                                                                  ----------------------------------------
                TOTAL INCOME FROM SECURITIES..................................    $12,530  $10,716     $36,960     $32,718
                                                                                  ----------------------------------------

           Interest on federal funds sold and other short-term investments....        747      501       1,387       1,055
           Interest and fees on mortgage loans held for sale..................        991      705       2,205       2,256
           Interest on deposits in banks......................................          6       27          15         155
                                                                                  ----------------------------------------
                TOTAL INTEREST INCOME.........................................    $42,432  $35,290    $121,063    $101,997
                                                                                  ----------------------------------------

INTEREST   Interest on deposits...............................................    $17,990  $13,646     $50,353     $38,722
 EXPENSE   Interest on short-term borrowings..................................      3,867    1,563      10,249       3,686
           Interest on long-term borrowings...................................        403      497       1,279       1,465
           Other..............................................................         91      112         295         346
                                                                                  ----------------------------------------
                TOTAL INTEREST EXPENSE........................................    $22,351  $15,818     $62,176     $44,219
                                                                                  ----------------------------------------

           NET INTEREST INCOME................................................    $20,081  $19,472     $58,887     $57,778
                Provision for loan and lease losses...........................        320      307        1920         611
                                                                                  ----------------------------------------
           NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES......    $19,761  $19,165     $56,967     $57,167
                                                                                  ----------------------------------------

  OTHER    Trust revenues.....................................................     $2,628   $2,701      $8,455      $8,151
 INCOME    Service charges on deposits........................................      1,879    1,627       5,306       4,914
           Mortgage revenues..................................................      1,069    1,398       2,632       2,814
           Collection fees....................................................        464      427       1,386       1,314
           Other..............................................................      2,013    1,946       5,631       5,159
                                                                                  ----------------------------------------
                TOTAL OTHER INCOME, EXCLUDING NET SECURITY GAINS..............     $8,053   $8,099     $23,410     $22,352
           Net security gains.................................................        400       69       1,446         855
                                                                                  ----------------------------------------
                TOTAL OTHER INCOME............................................     $8,453   $8,168     $24,856     $23,207

OPERATING  Compensation expense...............................................     $9,352   $8,267     $27,501     $24,289
EXPENSES   Employee benefits..................................................      2,375    1,969       7,691       6,471
           Net occupancy expense..............................................      1,372    1,144       5,472       3,470
           Equipment expense..................................................      1,756    1,542       6,196       4,579
           Insurance expense..................................................         90    1,136       2,387       3,399
           Professional fees..................................................        587      874       2,174       2,393
           Advertising and business development...............................        615      776       1,846       1,831
           Amortization of intangible assets..................................        516      647       3,478       1,945
           Other..............................................................      3,287    3,369      10,515      10,057
                                                                                  ----------------------------------------
                TOTAL OPERATING EXPENSES......................................    $19,950  $19,724     $67,260     $58,434
                                                                                  ----------------------------------------

           Income Before Income Taxes.........................................     $8,264   $7,609     $14,563     $21,940
           Income taxes.......................................................      2,024    2,060       2,566       5,618
                                                                                  ----------------------------------------
                NET INCOME....................................................     $6,240   $5,549     $11,997     $16,322
                                                                                  ========================================
                EARNINGS PER COMMON SHARE.....................................      $0.44    $0.40       $0.85       $1.16
                DIVIDENDS PER COMMON SHARE....................................      $0.15    $0.13       $0.45       $0.41

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                    FOR THE NINE MONTHS
                                                                                    ENDED SEPTEMBER 30,
(in thousands)                                                                      1995          1994
=========================================================================================================
  CASH FLOWS   NET INCOME......................................................     $11,997       $16,322
     FROM      Adjustments to reconcile net income to net
   OPERATING     cash provided by(required for) operating activities:
  ACTIVITIES        Depreciation and amortization of premises and equipment....      $3,565        $3,258
                    Amortization and accretion of securities, net..............         136         3,248
                    Provision for loan and lease losses........................       1,920           611
                    Amortization of intangible assets..........................       3,478         1,945
                    Gain on sale of securities available for sale..............      (1,567)       (1,348)
                    Loss on sale of securities available for sale..............         121           493
                    Gain on sale of trading securities.........................          (1)            -
                    Loss on sale of trading securities.........................           5            52
                    Purchase of trading securities.............................      (8,017)         (313)
                    Proceeds from sales of trading securities..................       8,013         1,206
                    Write down of premises and equipment.......................       1,595             -
                    Write down of other real estate owned......................         123             -
                    Non-employee directors compensation expense................         218           282
                    Deferred income taxes......................................      (2,458)       (1,694)
                    Net (increase) decrease in mortgage loans held for sale....      (4,311)       11,067
                    Other, net.................................................       4,503           412
                                                                                   ----------------------
                       NET CASH PROVIDED BY OPERATING ACTIVITIES...............     $19,320       $35,541
                                                                                   ----------------------

  CASH FLOWS   Proceeds from maturities of securities..........................    $111,232      $111,316
     FROM      Proceeds from sales of securities available for sale............     140,972        82,374
  INVESTING    Purchase of securities held to maturity.........................     (16,844)      (57,395)
  ACTIVITIES   Purchase of securities available for sale.......................    (286,405)     (163,160)
               Net (increase) decrease in federal funds sold and other
                 short-term investments........................................       3,736         2,445
               Net decrease in interest earning deposits in banks..............          32         3,893
               Net increase in loans and leases................................    (115,631)     (103,760)
               Proceeds from the sale of premises and equipment................         266           173
               Premises and equipment expenditures.............................      (5,911)       (6,919)
                                                                                   ----------------------
                       NET CASH REQUIRED FOR INVESTING ACTIVITIES..............   ($168,553)    ($135,923)
                                                                                   ----------------------

  CASH FLOWS   Net increase in demand deposits and savings accounts............     $21,459       $44,013
     FROM      Net increase in time deposits...................................      97,845        21,082
   FINANCING   Net increase in short-term borrowings...........................      45,591        34,770
  ACTIVITIES   Payment of long-term borrowings.................................      (4,613)       (3,015)
               Dividends paid..................................................      (6,078)       (5,358)
               Proceeds from exercise of incentive stock options...............         270           201
                                                                                   ----------------------
                       NET CASH PROVIDED BY FINANCING ACTIVITIES...............    $154,474       $91,693
                                                                                   ----------------------
               Net change in cash and cash equivalents.........................      $5,241       ($8,689)
                                                                                   ----------------------
               Cash and cash equivalents:
                 Beginning of year.............................................     $92,201       $92,336
                                                                                   ----------------------
                 End of period.................................................     $97,442       $83,647
                                                                                   ======================
SUPPLEMENTAL    Cash payments for:
DISCLOSURES OF   Interest paid to depositors...................................     $46,582       $38,037
   CASH FLOW     Interest paid on borrowings...................................      11,112         4,525
  INFORMATION    Income taxes paid.............................................       3,924         6,666

 NON-CASH      Other real estate acquired in settlement of loans...............       2,419           539
  INVESTING    Transfer of short-term investments to securities available for
  ACTIVITIES    sale...........................................................           -        10,307



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

The consolidated financial statements and the financial information have been restated to reflect the mergers with NBM Bancorp, Inc. (NBM) and NBA Holding Company (NBA), all of which were accounted for using the pooling of interests method. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the "Company") for the year ended December 31, 1994.

NOTE 2 - EARNINGS PER SHARE

Earnings per share is based on dividing net income by the weighted average number of shares of common stock outstanding during the periods, as adjusted for common stock equivalents. Common stock equivalents consist of shares issuable under options granted pursuant to various stock incentive plans. The fully-dilutive effect of common stock equivalents on earnings per share was less than three percent for all periods presented. Share data for all prior year periods presented have been restated to reflect the mergers with NBM and NBA.

NOTE 3 - LONG-TERM BORROWINGS

The Company has a term loan agreement (Agreement) with an unaffiliated financial institution that requires semi-annual principal payments and allows several interest rate and funding period options. At September 30, 1995, the balance was $19.5 million and the selected interest rates ranged from 7.625% to 7.68%.

The Agreement contains several restrictive covenants, including restrictions on dividends to stockholders and maintenance of various capital adequacy levels. All capital adequacy ratios remained well above the required minimums per the Agreement.

Scheduled principal reductions on the Agreement are required as follows:


                    (in thousands)                                                                         Total
                    1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 2,500
                    1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,000
                    1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,000
                    1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,000
                                                                                                           -------
                         TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $19,500
                                                                                                           =======

Other long-term borrowings include a non-interest bearing note from the January 19, 1993 acquisition of Rockford Mercantile Agency. The note requires annual payments of $444,000 beginning in 1994 through 2002. The note was discounted at an interest rate of 8.0%

                             AMCORE FINANCIAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Management's discussion and analysis focuses on the consolidated financial condition of AMCORE Financial, Inc. and subsidiaries (the "Company") as of September 30, 1995 as compared to December 31, 1994 and the results of operations for the three and nine months ended September 30, 1995 as compared to the same periods in 1994. This discussion is intended to be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

EARNINGS SUMMARY

Net income for the third quarter of 1995 was a record $6.2 million, a $691,000 increase over earnings in the third quarter of 1994. Quarterly earnings per share reached a record $.44 in comparison to the $.40 posted a year earlier. The increased earnings were the result of a $1.0 million pre-tax refund of FDIC insurance premiums.

Through the first nine months of 1995, net income was $12.0 million as compared to $16.3 million in 1994. Earnings per share totaled $.85 versus $1.16 in 1994. These declines were primarily caused by a $3.5 million, or $.25 per share one-time charge in the second quarter of 1995 (see "Operating Expenses" section for further discussion).

Despite a 33 basis point decline in the net interest margin to 4.04% versus the third quarter of 1994, net interest income totaled $20.1 million, a $609,000 or 3.1% increase due primarily to higher loan volumes. On a year-to-date basis, the results are similar, with net interest income rising by $1.1 million or 1.9%, while the net interest margin fell by 30 basis points to 4.16%. A shift in the funding mix, particularly into time deposits, was the most significant factor causing the margin compression.

Total other income, exclusive of security gains, was $8.1 million for the third quarter, a $46,000 decline from 1994. Through the first nine months, other income totaled $23.4 million and was $1.1 million or 4.7% above last year. Increases in trust revenues, service charges and insurance commission income contributed to the year-to-date improvement over 1994. Security gains totaled $400,000 for the third quarter and $1.4 million for the first nine months, increases of $331,000 and $591,000, respectively, over the 1994 periods.

The provision for loan and lease losses totaled $320,000 for the quarter, an increase of $13,000 over the third quarter of 1994. For the first nine months of 1995, the provision for loan and lease losses was $1.9 million, up from $611,000 in 1994.

Operating expenses for the third quarter of 1995 were $20 million or $226,000 above the same period in 1994. Year-to-date operating expenses were $67.3 million as compared to $58.4 million in 1994, an increase of $8.8 million. The year-to-date increase was due to the one-time charges recorded in the second quarter, new expenses associated with branch expansion and upgrades in data processing capabilities. Exclusive of the $5.6 million in one-time pre-tax charges, year-to-date operating expenses reflect an increase of $3.2 million or 5.5% over 1994.

The return on assets (ROA) was 1.08% and 1.06%, respectively, for the third quarters of 1995 and 1994. The return on average equity (ROE) for the quarter was 12.61%, up from 11.95% in 1994. On a year-to-date basis, ROA and ROE were
 .94% and 10.85%, respectively, after exclusion of the one-time charges, compared with the prior year ROA of 1.07% and ROE of 11.80%.

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

Tax equivalent net interest income totaled $21.8 million for the third quarter of 1995, an increase of $528,000 or 2.5% over the prior year. This increase was primarily a result of loan growth partially offset by higher funding costs. The net interest margin, which is computed by dividing the tax equivalent net interest income by average earning assets declined by 33 basis points to 4.04% in the third quarter. The net interest margin on a year-to-date basis reflected a similar decline falling to 4.16% from 4.46%. These declines were due to the rising interest rate environment, which caused funding costs to increase at a faster pace than yields on earning assets. In addition, a shift in the deposit mix to higher rate time deposits contributed to the drop in net interest margin. Accordingly, the net interest spread, which is the difference between the yield on earning assets and the rate paid on interest bearing liabilities, fell from 3.80% for the third quarter of 1994 to 3.36% for the same period this year.


ANALYSIS OF NET INTEREST INCOME-TAX EQUIVALENT BASIS
Unaudited Quarters Ended September 30,
(in thousands)

                                                                                                      1995/1994
                                                                                  INTEREST EARNED       CHANGE
     AVERAGE BALANCE     AVERAGE RATE                                                 OR PAID           DUE TO
     1995       1994     1995   1994                                               1995     1994    VOLUME    RATE
---------------------------------------------------------------------------------------------------------------------
                                        INTEREST EARNING ASSETS:
    $539,972   $488,719  6.90%  6.05%   Taxable securities.......................  $9,527   $7,562     $840   $1,125
     253,627    242,159  7.13%  7.84%   Tax-exempt securities (1)................   4,620    4,852      223     (455)
---------------------------------------------------------------------------------------------------------------------
    $793,599   $730,878  6.98%  6.65%   Total securities......................... $14,147  $12,414   $1,063     $670
---------------------------------------------------------------------------------------------------------------------
     $15,214    $13,016  8.18%  7.03%   Mortgage loans held for sale(3)..........    $318     $234      $43      $41
   1,250,852  1,112,104  8.83%  8.23%   Loans(1)(2)..............................  28,216   23,399    3,052    1,765
      48,504     43,647  6.07%  4.73%   Other earning assets.....................     753      528       64      161
                                        Fees on mortgage loans held for sale(3)..     673      471      163       39
---------------------------------------------------------------------------------------------------------------------
  $2,108,169 $1,899,645  8.19%  7.63%   TOTAL EARNING ASSETS (FTE)                $44,107  $37,046   $4,385   $2,676
---------------------------------------------------------------------------------------------------------------------
                                        INTEREST BEARING LIABILITIES:
    $453,328   $479,936  2.52%  2.41%   Interest-bearing demand deposits.........  $2,883   $2,920    ($168)    $131
     165,852    170,296  2.53%  2.21%   Savings deposits.........................   1,057      950      (26)     133
     955,122    821,131  5.84%  4.72%   Time deposits............................  14,050    9,776    1,773    2,501
---------------------------------------------------------------------------------------------------------------------
  $1,574,302 $1,471,363  4.53%  3.68%   Total interest-bearing deposits.......... $17,990  $13,646   $1,579   $2,765
---------------------------------------------------------------------------------------------------------------------
    $236,580   $136,966  6.48%  4.53%   Short-term borrowings....................  $3,867   $1,563   $1,465     $839
      21,994     27,448  7.27%  7.18%   Long-term borrowings.....................     403      497     (101)       7
       4,795      4,025  7.53% 11.04%   Other....................................     91      112       19       (40)
---------------------------------------------------------------------------------------------------------------------
                                        TOTAL INTEREST-BEARING
  $1,837,671 $1,639,802  4.83%  3.83%   LIABILITIES.............................. $22,351  $15,818   $2,962   $3,571
---------------------------------------------------------------------------------------------------------------------
                         3.36%  3.80%   INTEREST RATE SPREAD (FTE)...............
---------------------------------------------------------------------------------------------------------------------
                                        NET INTEREST MARGIN/
                         4.04%  4.37%   NET INTEREST INCOME (FTE)................ $21,756  $21,228   $1,423    ($895)
---------------------------------------------------------------------------------------------------------------------

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



Total average earning assets for the quarter were $2.1 billion, an increase of $209 million or 11% over 1994. Average loans grew by $139 million or 12.5%, primarily the result of growth in residential real estate loans and commercial and industrial loans. Average total securities rose by $63 million, or 8.6%, to $794 million for the quarter versus $731 million in 1994. Average other earning assets, which include interest earning deposits in banks, federal funds sold and other short-term investments increased by $4.9 million or 11.1%, to $48.5 million.

Average total interest-bearing liabilities for the third quarter grew to $1.8 billion, a 12.1% or $198 million increase over the prior year. Average interest-bearing deposits rose by $103 million or 7.0% during the third quarter. Growth in average time deposits of $134 million (16.3%) more than offset the $26.6 million decline in interest-bearing demand deposits and $4.4 million decline in savings deposits, and was utilized to fund loan growth. For the third quarter, average short-term borrowings rose to $237 million, an increase of $100 million over the same quarter in 1994. This increase resulted from the use of repurchase agreements to fund the addition of mortgage-backed securities into the available for sale securities portfolio. These transactions were designed to increase financial leverage and, consequently, return on equity at certain banks with excess capital.

The yield on average earning assets for the third quarter of 1995 was 8.19%, an increase of 56 basis points over the 1994 yield for the same period.
Generally, rising rates in the past year have resulted in higher yields in all earning asset categories. The average rate paid on interest bearing liabilities rose by 100 basis points, which caused the 44 basis point drop in the net interest spread.

The average rate paid on interest-bearing deposits rose by 85 basis points to 4.53% for the third quarter of 1995. This increase was indicative of higher market rates, increased competition and special promotional rates offered on time deposits. The average rate paid on time deposits rose from 4.72% in the third quarter of 1994 to 5.84% in the same period of 1995. The increase reflects the movement by customers to longer term, higher yielding interest-bearing deposits, particularly as a result of the rate increases noted above. In a stable or declining interest rate environment, this trend could continue the net interest margin compression.

The average rate paid on short-term borrowings increased from 4.53% to 6.48% in the third quarter, primarily due to higher market rates on repurchase agreements. The average rate paid on long-term borrowings rose from 7.18% in the third quarter of 1994 to 7.27% in 1995. The interest rate risk on a portion of the term loan agreement is hedged through the use of fixed rate swap agreements.

On a year-to-date basis, tax equivalent net interest income was $63.9 million in 1995, an increase of $822,000 or 1.3% over 1994. For this same period, the net interest margin was 4.16% as compared to 4.46% for the prior year. Loan growth and higher yields resulted in the higher net interest income. However, the change in deposit mix coupled with faster repricing of interest-bearing liabilities resulted in the net interest margin decline. Earning assets for the first nine months of 1995 yielded 8.20%, a 61 basis point rise over 1994. At the same time, the average rate paid on interest bearing liabilities increased by 101 basis points to 4.71%.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $320,000 for the third quarter of 1995 as compared to $307,000 for the same period a year earlier. Total net charge-offs for the quarter were $770,000 versus $438,000 in 1994. On a year-to-date basis, net charge-offs totaled $2.0 million in 1995, up from the $1.4 million recorded in 1994. The year-to-date increase over 1994 was due mainly to a $595,000 write-down of a commercial real estate property, which was acquired in foreclosure and reclassified into other real estate at the end of the second quarter.

The annualized ratio of third quarter net charge-offs to average loans and leases was .25% in 1995 versus .16% a year earlier. The year-to-date annualized ratio rose from .17% in the first nine months of 1994 to .22% for the same period this year.

The allowance for loan and lease losses as a percentage of total net loans and leases was 1.04% at September 30, 1995, compared to 1.21% a year ago and 1.14% at December 31, 1994. At September 30, 1995, the allowance covered 107.5% of non-performing loans and leases versus 104.8% at December 31, 1994 and 113.2% at September 30, 1994.

Total non-performing assets, which includes non-performing loans and leases and other real estate owned, as a percentage of loans, leases and other real estate owned were 1.16% at September 30, 1995, compared to 1.18% a year earlier and 1.19% at December 31, 1994.

OTHER INCOME

Non-interest income for the third quarter of 1995 declined slightly by .6% or $46,000, exclusive of net security gains. On a year-to-date basis, non-interest income totaled $23.4 million, a $1.1 million or 4.7% increase over 1994.

Trust revenues were $2.6 million for the third quarter of 1995, a slight decline of $73,000 versus 1994. On a year-to-date basis, trust revenues rose to $8.5 million, an increase of 3.7% or $304,000 over the prior year. Continued business expansion coupled with favorable market performance of trust assets under management resulted in this increase.

Service charges on deposits were $1.9 million and $1.6 million for the third quarters of 1995 and 1994, respectively, an increase of 15.5%. On a year-to-date basis, service charges increased by $392,000 or 8.0% over the prior year. Higher service charges were primarily due to the combination of fee increases and a reduction in balances maintained to cover services. Other non-interest income totaled $2.0 million for the quarter, an increase of 3.4% over the prior year quarter. On a year-to-date basis, the total was $5.6 million, a 9.1% increase over 1994. These increases were the result of higher credit card revenues and insurance commissions.

Mortgage revenues, which include income generated from underwriting and servicing fees and gains realized on the sale of these loans, totaled $1.1 million for third quarter of 1995, versus $1.4 million a year earlier. This decline was due to a $790,000 gain recognized in 1994 from the sale of servicing rights. The decline was partially offset by $437,000 of revenues recorded in 1995 in connection with the adoption of Statement of Financial Accounting Standards (FAS) No. 122-"Accounting for Mortgage Servicing Rights". On a year-to-date basis, mortgage revenues totaled $2.6 million, a decline of $182,000 or 6.5% from the prior year.

OPERATING EXPENSES

Total operating expenses for the third quarter of 1995 were $20.0 million, a $226,000 or 1.1% increase over 1994. On a year-to-date basis, these expenses totaled $67.3 million versus $58.4 million in 1994, an increase of $8.8 million. Approximately $5.6 million of the year-to-date increase was caused by the one-time charges recorded in the second quarter. These charges included the early adoption impact of FAS No. 121-"Accounting for the Impairment of Long-Lived Assets" and the recognition of certain merger and data conversion costs. FAS No. 121 requires revaluation of an asset's carrying value when it is determined the value is not fully recoverable.

Personnel costs, the largest component of total operating expenses, include compensation and employee benefits and were $11.7 million in the third quarter of 1995 versus $10.2 million in 1994. This increase of $1.5 million or 14.6% was caused by approximately $200,000 in severance costs and an increase in employees due to branch expansion and growth in the insurance group. On a year-to-date basis, personnel costs were $35.2 million compared to $30.8 million in 1994, a 14.4% increase. This increase was caused by $941,000 of one-time charges recorded in the second quarter in connection with the recognition of merger costs.

Total occupancy and equipment expense was $3.1 million for the quarter versus $2.7 million a year earlier, an increase of $442,000 or 16.5%. Year-to-date expense totaled $11.7 million in 1995 and was $8.0 million the previous year. Exclusive of $2.8 million in one-time charges recorded in the second quarter, the increase was $864,000 or 10.7%. This increase was caused by branch expansion as well as the upgrade to new information systems hardware and software.

Insurance expense totaled only $90,000 in the third quarter of 1995 versus $1.1 million a year earlier. This decline resulted from a $1.0 million FDIC insurance premium refund and was based on the premium rate reduction from $.23 to $.04 per $100 of deposit, effective June 1, 1995. This rate reduction is expected to further reduce 1996 insurance costs by $1.3 million.

The remaining categories of operating expenses decreased when comparing the third quarter of 1995 with the same period in 1994 due mainly to lower levels of professional fees and intangible amortization expense. Total operating expenses as a percent of average assets were 1.98% and 2.20% for the third quarters of 1995 and 1994, respectively. On a year-to-date basis, excluding the second quarter one-time charges, total operating expenses as a percent of average assets were 2.23% for 1995 and 2.30% for 1994.

Income tax expense for the third quarter of 1995 totaled $2.0 million versus $2.1 million the prior year, resulting in effective tax rates of 24.5% and 27.1%, respectively. The lower effective tax rate in 1995 resulted from 1994 tax return adjustments totaling $157,000. For the nine months ended September 30, 1995, income taxes totaled $2.6 million compared to $5.6 million in 1994. The decline was caused by tax benefits recorded in connection with the one-time charges as well as favorable tax return adjustments and the recognition of research and experimentation tax credits.

SUMMARY OF FINANCIAL CONDITION

At September 30, 1995, total assets were $2.33 billion, a $182 million or 8.5% increase since December 31, 1994. Total deposits grew to $1.83 billion, representing a $119 million or 7.0% increase since the end of 1994. This deposit increase included a 7.6% rise in interest-bearing deposits, primarily certificates of deposit, and a 3.6% increase in non-interest bearing deposits. Short-term borrowings also increased by $45.6 million to $254 million at September 30, 1995. These increases were utilized to fund an increase in loans and the purchase of mortgage-backed securities. Total loans at September 30, 1995 were $1.27 billion and grew $111 million or 9.6% since the previous year-end. The primary loan categories contributing to this growth were commercial loans and residential real estate loans. Total securities increased $62.9 million to $847 million at September 30, 1995, an 8.0% increase over December 31, 1994.

CAPITAL

Stockholders' equity grew 7.0% in the first nine months of 1995 to $199.3 million. At September 30, 1995, the risk-based capital ratio was 12.97% and the Tier 1 risk-based capital ratio was 12.11%, both well above the 8.00% and 4.00% minimum required ratios. The leverage ratio at September 30, 1995 was 8.05%, also well above the 4.00% minimum.

Dividends paid were $.15 per share for the third quarters of 1995 and 1994. The book value per share at September 30, 1994 rose by 6.6% to $14.14 when compared to the December 31, 1994 book value.

OTHER MATTERS

In mid-November, the Financial Accounting Standards Board (FASB) is expected to announce a temporary easing of the requirements of FAS No. 115 - "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, for the remainder of 1995, the FASB will allow a one-time transfer of securities between the available for sale and held to maturity categories without regard to restrictions under FAS No. 115. Management is currently reviewing its options related to this change and anticipates further reclassification of securities into the available for sale category. This will allow more flexibility with regard to managing liquidity and interest rate risk. The higher level of securities classified as available for sale could, however, cause additional capital volatility as unrealized gains and losses must be adjusted through stockholders' equity.

On September 29, 1995, AMCORE Investment Banking, Inc. (AIB), a wholly-owned subsidiary of AMCORE Financial, Inc., filed documents with the National Association of Securities Dealers, Inc. to discontinue its operations as an investment banking firm.

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

     10.1    Transitional Compensation Agreement dated September 25, 1995 between AMCORE                14
             Financial, Inc. and Robert J. Meuleman.

     10.2    Transitional Compensation Agreement dated September 25, 1995 between AMCORE                36
             Financial, Inc. and John R. Hecht.

     10.3    Transitional Compensation Agreement dated September 25, 1995 between AMCORE                55
             Financial, Inc. and F. Taylor Carlin.

     10.4    Transitional Compensation Agreement dated September 25, 1995 between AMCORE                74
             Financial, Inc. and James S. Waddell.

       11    Statement Re-Computation of Per Share Earnings                                             93

       22    1995 Notice of Annual Meeting of Stockholders and Proxy Statement (Incorporated by
             reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

       27    Financial Data Schedule                                                                    94

       99    Additional exhibit - Press release dated October 18, 1995.                                 95

 (b)         One report on Form 8 was filed with the Commission and dated August 4, 1995 as an amendment to Form 8-K filed on May 25, 1995.  The filing was necessary to complete the financial statement filing requirements for the NBM Bancorp, Inc. merger.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              AMCORE Financial, Inc.

                              (Registrant)



Date:  November 8, 1995



                              /s/ John R. Hecht
                              -------------------------
                              John R. Hecht
                              Senior Vice President and Chief Financial Officer (Duly authorized officer of the registrant and principal financial officer)