Form 10-K
period 1995-12-31
AMCORE FINANCIAL INC
filed 1996-03-28
CIK 714756

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                        COMMISSION FILE NUMBER 0--13393

                             AMCORE FINANCIAL, INC.

            NEVADA                                                              36-3183870
 (State or other jurisdiction                                                (I.R.S. Employer
               of                                                          Identification No.)
incorporation or organization)
                               501 Seventh Street, Rockford, Illinois
                                               61104
                                  Telephone Number (815) 968-2241

          Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, $.33 par value
                          Common Stock Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X   Yes          No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of March 18, 1996, 14,197,747 shares of common stock were outstanding and the aggregate market value of the shares based upon the average of the bid and asked price held by non-affiliates was approximately $279,038,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 1996 Notice of Annual Meeting and Proxy Statement are incorporated by reference into Part III of the Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             AMCORE FINANCIAL, INC.

                          FORM 10-K TABLE OF CONTENTS

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
PART I
Item 1     Business.................................................................     3
Item 2     Properties...............................................................     8
Item 3     Legal Proceedings........................................................     8
Item 4     Submission of Matters to a Vote of Security Holders......................     8
PART II
Item 5     Market for the Registrant's Common Stock and Related Stockholder
           Matters..................................................................     9
Item 6     Selected Financial Data..................................................     9
Item 7     Management's Discussion and Analysis of the Results of Operations
           and Financial Condition..................................................    10
Item 8     Financial Statements and Supplementary Data..............................    26
Item 9     Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure.................................................    55
PART III
Item 10    Directors and Executive Officers of the Registrant.......................    55
Item 11    Executive Compensation...................................................    55
Item 12    Security Ownership of Certain Beneficial Owners and Management...........    55
Item 13    Certain Relationships and Related Transactions...........................    55
PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K..........    56
SIGNATURES..........................................................................    58

                                     PART I

                                ITEM 1. BUSINESS

GENERAL

     AMCORE Financial, Inc. (AMCORE) is a registered multi-bank holding company incorporated under the laws of the State of Nevada in 1982. The corporate headquarters are located at 501 Seventh Street in Rockford, Illinois. AMCORE owns directly or indirectly all of the outstanding common stock of each of its eight subsidiary banks, three subsidiary bank holding companies and nine financial service subsidiaries. AMCORE provides the subsidiaries, among other things, with advice and counsel on policies and operating matters.

BANK SUBSIDIARIES

     AMCORE directly owns three second tier bank holding companies, First State Bancorp of Princeton, Illinois, Inc. (FSB), NBA Holding Company (NBA) and NBM Bancorp, Inc. (NBM). FSB owns two state chartered banks, AMCORE Bank Princeton (PRINCETON) and AMCORE Bank Gridley. In August 1995, another FSB subsidiary, AMCORE Bank Ashton, was merged into PRINCETON. NBA is a one-bank holding company and owns AMCORE Bank Aledo, a state chartered bank. In May 1995, NBM, a two-bank holding company which owns AMCORE Bank N.A., Mendota and AMCORE Bank N.A., Peru, both nationally chartered banks, merged into AMCORE. AMCORE also directly owns AMCORE Bank N.A., Rockford (ROCKFORD), AMCORE Bank N.A., Rock River Valley (ROCK RIVER VALLEY), and AMCORE Bank N.A., Northwest, all nationally chartered banks. In February 1995, AMCORE merged Dixon Bancorp, Inc. and its AMCORE Bank N.A., Dixon subsidiary into ROCK RIVER VALLEY. Two less-active state chartered banks, AMCORE Bank Ogle County and AMCORE Bank Carpentersville, were dissolved in 1995. The affiliate banks conduct business at 41 locations throughout northern Illinois, excluding Cook county and the far northwestern counties. The primary service region includes the Illinois cities of Rockford, Elgin, Woodstock, Carpentersville, Crystal Lake, Sterling, Dixon, Princeton, Aledo, Rochelle, Ashton, Gridley, Mt. Morris, Mendota, Peru and the surrounding communities.

     Through its bank affiliates, AMCORE provides various personal banking, commercial banking and related financial services. AMCORE also conducts banking business through eight supermarket branches, which gives the customer convenient access to bank services seven days a week.

     Personal Banking--Personal banking services to individuals include demand, savings and time deposit accounts. Loan services include installment loans, mortgage loans, overdraft protection, personal credit lines and credit card programs. AMCORE Vintage Funds, a proprietary family of mutual funds, are also marketed through each affiliate location. The Pinnacle private banking division also markets Vintage Funds and meets other special needs of high net worth individuals. Automated teller machines located throughout AMCORE's market area make banking transactions available to customers when the bank facilities and hours are not convenient.

     Commercial Banking--A wide range of financial services are provided to commercial and governmental organizations. These services include, among others, lending, deposits, letters of credit and cash management services.

     Other Financial Services--The bank affiliates provide various services to consumers, commercial customers and correspondent banks. Services available include safe deposit box rental, securities safekeeping, foreign currency exchange, lock box and other services.

     AMCORE also offers three electronic banking services to commercial and retail customers. AMCORE Data Bank facilitates access to commercial customers' accounts via personal computers. It also permits the transfer of funds between accounts and the initiation of wire transfers and ACH activity to accounts at other financial institutions. AMCORE Direct is a point-of-sale system for credit card and debit transactions. The AMCORE TeleBank service gives retail customers the opportunity to use their telephone 24 hours a day to get balance and other information on their checking and savings accounts, certificates of deposit, or mortgage loan, all from a completely automated system.

FINANCIAL SERVICE SUBSIDIARIES

     AMCORE Mortgage, Inc. (AMI), a wholly-owned subsidiary, was incorporated under the laws of the State of Nevada in 1987. Through AMI, AMCORE provides each bank affiliate and correspondent lenders with a variety of mortgage lending products to meet their customer needs. All fixed rate long-term loans originated by AMI are sold in the secondary market primarily to governmental agencies and financial institutions. AMI also originates adjustable rate and balloon loans for sale to affiliate banks and other investors. AMI continues to service most of the loans that are sold.

     AMCORE Trust Company (ATC), a wholly-owned subsidiary, was incorporated under the laws of the State of Illinois in May 1990, and began operations in August 1990. ATC includes the former trust departments of most bank affiliates and provides personal trust services, employee benefit plan and estate administration and various other services to corporations and individuals.

     AMCORE Consumer Finance Company, Inc. (FINANCE), (f/n/a Mid-American Financial Services Company), a wholly-owned consumer finance company, was incorporated under the laws of the State of Nevada in September 1989 and was acquired by AMCORE in February 1990. Through FINANCE, AMCORE provides installment and real estate loans to a segment of the market not served by AMCORE's affiliate banks. FINANCE has also focused its efforts with a "second chance" lending program for loan applicants that have been rejected by the mortgage and banking affiliates. It has also been developing financing programs for several national satellite dish distributors.

     AMCORE Financial Life Insurance Company (AFLIC), a wholly-owned subsidiary, was incorporated under the laws of the State of Arizona in 1984. Through AFLIC, AMCORE is engaged in reinsuring credit life and accident and health insurance in conjunction with the lending activities of the affiliate banks.

     AMCORE Investment Services, Inc. (AIS), a wholly-owned subsidiary of ROCKFORD, was incorporated under the laws of the State of Illinois in October 1990, and in July 1991, became a member of the National Association of Security Dealers (NASD). AIS is a full-service brokerage company that offers a full range of investment alternatives including annuities, mutual funds, stocks, bonds and AMCORE's Vintage Fund family. AIS services customers throughout the affiliate bank locations.

     AMCORE Investment Banking, Inc. (AIB) was incorporated under the laws of the State of Illinois as a wholly-owned subsidiary in November 1993. AIB obtained approval in July 1993 from the Board of Governors of the Federal Reserve System (FRB) to perform financial advisory and private placement services. In 1995, AIB withdrew its brokerage membership with the NASD and, as such, is currently an inactive subsidiary of AMCORE.

     AMCORE Capital Management, Inc. (ACMI) was incorporated under the laws of the State of Illinois as a wholly-owned subsidiary of ROCKFORD in December 1992. ACMI is comprised of the former ROCKFORD Investment department staff, and manages the assets of AMCORE's Vintage Fund family, which were introduced in December 1992. In addition to serving as investment advisor to these funds, ACMI manages the investment portfolios for ATC and other unaffiliated institutions.

     Rockford Mercantile Agency, Inc. (RMA), a local collection agency, was acquired in January 1993. RMA has been in business in the Rockford area since 1908 and works with many nationally-known clients. RMA was incorporated under the laws of the State of Illinois in January 1993 as a wholly-owned subsidiary of AMCORE.

     AMCORE Insurance Group, Inc. (AIG) was incorporated under the laws of the State of Illinois as a wholly-owned subsidiary of ROCKFORD in March 1994. AIG's main office is in South Beloit, Illinois. AIG obtained approval from the Office of the Comptroller of the Currency to engage in the insurance agency business, and offers a complete line of commercial and individual insurance products including life, homeowners and automobile insurance. In August 1994, AIG acquired the Weller Agency, a well established local insurance agency.

COMPETITION

     Active competition exists in all services offered by AMCORE's bank and non-bank affiliates with other national and state banks, savings and loan associations, credit unions, finance companies, personal loan companies, brokerage and mutual fund companies, mortgage bankers, insurance agencies, financial advisory services, collection agencies, and other financial institutions serving the affiliates' respective market areas. The principal competitive factors in the banking and financial services industry are quality of services to customers, ease of access to services and pricing of services, including interest rates paid on deposits, interest rates charged on loans, and fees charged for fiduciary and other professional services.

     Since 1982, when Illinois multi-bank holding company legislation became effective, there have been many bank mergers and acquisitions in Illinois. These combinations have had the effect of increasing the assets and deposits of bank holding companies involved in such activities. Illinois legislation, effective December 1, 1990, permitted bank acquisitions in Illinois by institutions headquartered in any other state which has reciprocal legislation, furthering increased competition. See "Supervision and Regulation".

     On September 29, 1994 Congress passed laws allowing interstate banking and interstate branching. A year later, nationwide interstate banking became effective allowing institutions to make acquisitions in any state. Beginning July 1, 1997, interstate branching becomes effective, and banks can merge with affiliate banks or establish de novo branches in any state. Individual states, however, have the right to opt out of interstate branching.

EMPLOYMENT

     AMCORE had 1,186 full-time equivalent employees as of December 31, 1995. AMCORE provides a variety of benefit plans to its employees including health, dental, group term life and disability insurance, childcare reimbursement, retirement, profit sharing, 401(k) and flexible spending accounts, incentive stock option, stock purchase and dividend reinvestment plans. AMCORE believes that its relationship with its employees is good.

SUPERVISION AND REGULATION

     AMCORE is subject to regulations under the Bank Holding Company Act of 1956, as amended (the Act), and is registered with the FRB under the Act. AMCORE is required by the Act to file quarterly and annual reports of its operations and such additional information as the FRB may require and is subject, along with its subsidiaries, to examination by the FRB.

     The acquisition of five percent or more of the voting shares or all or substantially all of the assets of any bank requires the prior approval of the FRB and is subject to certain other federal and state law limitations. The Act also prohibits, with certain exceptions, a holding company from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than banking, managing and controlling banks or furnishing services to banks and their subsidiaries, except that holding companies may engage in, and may own shares of companies engaged in, certain businesses bound by the FRB to be "so closely related to banking as to be a proper incident thereto". On August 31, 1993, the FRB approved an amendment to add certain activities and to reduce the burden on bank holding companies that desire to conduct these activities by simplifying the regulatory review process.

     Under current regulations of the FRB, a holding company and its non-bank subsidiaries are permitted, among other activities, to engage in such banking-related businesses as sales and consumer finance, equipment leasing, computer service bureau and software operations, mortgage banking, brokerage and financial advisory services. The Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies. In addition, federal legislation prohibits acquisition of "control" of a bank or bank holding company without prior notice to certain federal bank regulators. "Control" is defined in certain cases as acquisition of ten percent or more of the outstanding shares of a bank or bank holding company.

     Federal and state laws and regulations of general application to banks regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to assets and risk, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and the payment of dividends.

     In late 1992, Congress passed the Federal Deposit Insurance Corporation Improvement Act of 1992 which included many provisions that have had significant effects on the cost structure and operational and managerial standards of commercial banks. In addition to provisions for recapitalization of the Bank Insurance Fund, the Act contains provisions that revise bank supervision and regulation, including, among many other things, the monitoring of capital levels, outline additional management reporting and external audit requirements, and add consumer provisions that include Truth in Savings disclosures.

     The foregoing references to applicable statutes and regulations are brief summaries thereof and do not purport to be complete and are qualified in their entirety to be referenced to such statutes and regulations.

     AMCORE, FSB, NBA and NBM are supervised and examined by the FRB. Nationally-chartered affiliate banks are supervised and regularly examined by the Office of the Comptroller of the Currency (OCC) and are subject to examination by the FRB. The state-chartered affiliate banks are supervised and regularly examined by the Illinois Commissioner of Banks. In addition, all affiliate banks are subject to periodic examination by the Federal Deposit Insurance Corporation (FDIC).

     AMI is supervised and examined by the FRB and is also licensed and regulated by the Office of the Commissioner of Savings and Loan Associations of the State of Illinois. ATC is regulated by the Illinois Commissioner of Banks and Trust Companies, while FINANCE is regulated by the Illinois Department of Financial Institutions. AFLIC is supervised and examined by the Department of Insurance of the State of Arizona. Under Arizona law, investments, capital levels and the level of claim reserves, among other things, are subject to regulation. AIS and ACMI are supervised and examined by the NASD and are regulated by the Securities and Exchange Commission (SEC). RMA is subject to the Fair Debt Collection Practice Act and also various state collection agency acts in the states in which RMA is licensed to conduct business. RMA is supervised and examined by the Illinois Secretary of State Office--Department of Professional Regulation and various state agencies in other states. AIG is supervised and examined by the Department of Insurance of the State of Illinois, and is regulated by the OCC.

SUBSIDIARY DIVIDENDS AND CAPITAL

     Legal limitations exist as to the extent to which the bank subsidiaries can lend or pay dividends to AMCORE. The payment of dividends by national banks without prior regulatory approval is limited to the current year's net income plus the adjusted retained net income for the two preceding years. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the FRB and regulations issued by the FDIC and the OCC (collectively "Agencies"). As of December 31, 1995, approximately $29.9 million was available for payment to AMCORE in the form of dividends without prior regulatory approval. The bank subsidiaries are also limited as to the amount they may lend to AMCORE. At December 31, 1995, the maximum amount available to AMCORE in the form of loans approximated $9.1 million.

     In 1990, the FRB established risk-based capital guidelines for bank holding companies. These capital rules require minimum capital levels as a percent of risk-weighted assets. Banking organizations must have minimum capital ratios of 4% and 8% for Tier 1 capital and total capital, respectively. The FRB also established leverage capital requirements intended primarily to establish minimum capital requirements for those banking organizations that have historically invested a significant portion of their funds in low risk assets. Federally supervised banks are required to maintain a minimum leverage ratio of not less than 4%. Refer to the Capital section of Item 7 for a summary of AMCORE's capital ratios as of December 31, 1995 and 1994.

GOVERNMENTAL MONETARY POLICIES AND ECONOMIC CONDITIONS

     The earnings of all subsidiaries are affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the FRB influences general economic conditions and interest rates through various monetary policies and tools. It does so primarily through open-market operations in U.S. Government securities, varying the discount rate on member and non-member bank borrowings, and setting reserve requirements against bank deposits. FRB monetary policies have had a significant effect on the operating results of banks in the past and will continue to do so in the future. The general effect of such policies upon the future business and earnings of each of the subsidiary banks cannot accurately be predicted.

     Interest rate sensitivity has a major impact on the earnings of bank affiliates. As market rates change, yields earned on assets may not necessarily move to the same degree as rates paid on liabilities. For this reason, AMCORE attempts to minimize earnings volatility related to fluctuations in interest rates through the use of a formal asset/liability management program and certain off-balance sheet derivative activities. See Item 7 and Note 11 included under
Item 8 for additional discussion of interest rate sensitivity and related derivative activities.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table contains certain information about the executive officers of AMCORE. There are no family relationships between any director or executive officer of AMCORE.

           NAME                AGE         PRINCIPAL OCCUPATION WITHIN THE LAST FIVE YEARS
---------------------------    ---     -------------------------------------------------------
Carl J. Dargene............    65      Chairman of the Board of Directors of AMCORE. Retired
                                       in December 1995 as President and Chief Executive
                                       Officer of AMCORE. Chairman of the Board of Directors
                                       of ROCKFORD and Vice Chairman and a Director of ATC. He
                                       is also a director of CLARCOR and Woodward Governor
                                       Company.
Robert J. Meuleman.........    56      Became President and Chief Executive Officer of AMCORE
                                       in January 1996. Previously Executive Vice President
                                       and Chief Operating Officer--Banking Subsidiaries of
                                       AMCORE since December 1991. President and Chief
                                       Operating Officer of ROCKFORD from January 1990 to
                                       December 1991.
F. Taylor Carlin...........    59      Executive Vice President and Chief Operating
                                       Officer--Diversified Financial Services Group of AMCORE
                                       since December 1991. Executive Vice President and Chief
                                       Financial Officer of AMCORE from December 1991 to June
                                       1992. Senior Vice President and Chief Financial Officer
                                       of AMCORE from July 1990 to December 1991. President of
                                       the Carlin Company (Consulting Firm) from 1989 to June
                                       1990.
James S. Waddell...........    51      Executive Vice President, Chief Administrative Officer
                                       and Corporate Secretary of AMCORE since January 1994.
                                       Senior Vice President of Administration of AMCORE from
                                       July 1992 to January 1994. Group Vice President of
                                       CLARCOR from 1987 to July 1992.
Charles E. Gagnier.........    62      President and Chief Executive Officer of ROCKFORD since
                                       January 1992. President and Chief Executive Officer of
                                       AMCORE Bank N.A., Sterling from January 1991 to January
                                       1992. President and Chief Executive Officer of AMCORE
                                       Bank N.A., Pekin from 1978 to January 1991.
Kenneth E. Edge............    50      Group Vice President, Banking Subsidiaries since June
                                       1995. Executive Vice President of ROCKFORD from July
                                       1992 to June 1995. Senior Vice President of ROCKFORD
                                       from April 1989 to July 1992.
Gerald W. Lister...........    44      Group Vice President, Diversified Financial Service
                                       Subsidiaries since April 1993. President and Chief
                                       Executive Officer of AMI from 1987 to April 1993.

           NAME                AGE         PRINCIPAL OCCUPATION WITHIN THE LAST FIVE YEARS
---------------------------    ---     -------------------------------------------------------
John R. Hecht..............    37      Senior Vice President and Chief Financial Officer of
                                       AMCORE since July 1992. Vice President and Controller
                                       of AMCORE from January 1991 to June 1992. Vice
                                       President and Manager of Corporate Accounting from 1988
                                       to December 1990.
William T. Hippensteel.....    39      Senior Vice President and Corporate Marketing Director
                                       since January 1993. Vice President and Marketing
                                       Director from 1984 to December 1992.

                              ITEM 2.  PROPERTIES

     On December 31, 1995, AMCORE had 52 locations, of which 35 were owned and 17 were leased. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See Notes 6 and 7 of the Notes to Consolidated Financial Statements included under Item 8 of this document for further information on properties.

                           ITEM 3.  LEGAL PROCEEDINGS

     Management believes that no litigation is threatened or pending in which AMCORE faces potential loss or exposure which will materially affect AMCORE's stockholders' equity or financial position. Since AMCORE's subsidiaries act as depositories of funds, trustee and escrow agents, they are named as defendants in lawsuits involving claims to the ownership of funds in particular accounts. This and other litigation is incidental to AMCORE's business.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II

              ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                          RELATED STOCKHOLDER MATTERS

     See Item 6 and 8 of this document for information on stock price ranges and dividends. The principal market for the quotations of stock prices is the NASDAQ National Market System. There were approximately 4,500 holders of record of AMCORE's common stock.

                        ITEM 6. SELECTED FINANCIAL DATA

                FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

                                                 1995          1994          1993          1992          1991
                                              ----------    ----------    ----------    ----------    ----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE YEAR:
Net interest income........................   $   79,406    $   77,760    $   77,556    $   73,399    $   65,866
Provision for loan and lease losses........        2,692           628         2,124         5,547         7,932
Other income...............................       34,013        31,034        29,605        25,695        21,417
Other expenses.............................       87,440        78,690        76,136        67,132        60,098
                                              ----------    ----------    ----------    ----------    ----------
Income before income taxes.................       23,287        29,476        28,901        26,415        19,253
Income taxes...............................        5,016         7,675         7,461         7,859         4,304
                                              ----------    ----------    ----------    ----------    ----------
Net income.................................   $   18,271    $   21,801    $   21,440    $   18,556    $   14,949
                                              ==========    ==========    ==========    ==========    ==========
Return on average assets(1)................         0.97%         1.06%         1.08%         1.06%         0.89%
Return on average equity(1)................        11.17         11.90         12.71         12.25         10.77
Net interest margin........................         4.18          4.51          4.62          4.78          4.49
                                              ----------    ----------    ----------    ----------    ----------
AVERAGE FOR THE YEAR:
Total assets...............................   $2,245,895    $2,062,597    $1,977,407    $1,754,653    $1,686,229
Loans and leases, net of unearned income...    1,228,175     1,088,206     1,000,759       927,354       955,786
Earning assets.............................    2,060,272     1,880,320     1,805,356     1,612,949     1,542,959
Deposits...................................    1,764,427     1,706,175     1,665,807     1,501,006     1,464,383
Long-term borrowings.......................       29,458        27,598        33,724        16,384        16,322
Stockholders' equity.......................      194,546       183,171       168,739       151,469       138,860
                                              ----------    ----------    ----------    ----------    ----------
FINANCIAL CONDITION ANALYSIS:
Allowance for loan losses to year-end
  loans....................................         1.02%         1.14%         1.40%         1.41%         1.13%
Allowance to non-performing loans..........       101.07        103.66        111.27        135.14         97.87
Net charge-offs to average loans...........         0.24          0.17          0.17          0.32          0.79
Non performing loans to net loans..........         1.00          1.10          1.26          1.05          1.15
Average long-term borrowings to average
  equity...................................        15.14         15.07         19.99         10.82         11.75
Average equity to average assets...........         8.66          8.88          8.53          8.63          8.23
                                              ----------    ----------    ----------    ----------    ----------
STOCKHOLDERS' DATA:
Earnings per share.........................   $     1.30    $     1.55    $     1.53    $     1.36    $     1.10
Book value per share.......................        14.81         13.26         12.68         11.59         10.60
Dividends per share........................         0.58          0.55          0.41          0.35          0.30
Dividend payout ratio......................         44.6%         35.4%         26.9%         25.6%         27.4%
Weighted average shares outstanding........       14,083        14,023        13,972        13,659        13,604
                                              ==========    ==========    ==========    ==========    ==========

---------------

(1) The 1995 ratios exclude the impact of the $3.5 million, or $.25 per share, after-tax impairment and merger-related charges.

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis focuses on the significant factors which affected AMCORE's financial statements during 1995, with comparisons to 1994 and 1993 where appropriate. All prior year financial statements and information have been restated to reflect the May 19, 1995 merger with NBM Bancorp, Inc. (NBM) and the 1994 mergers with First State Bancorp of Princeton, Illinois, Inc. (FSB) and NBA Holding Company of Aledo, Illinois (NBA). Each transaction was accounted for as a pooling of interests.

EARNINGS SUMMARY

     AMCORE's net earnings in 1995 totaled $18.3 million, a 16.2% decline from the $21.8 million in 1994. The decline was principally caused by a $3.5 million after-tax charge for the impairment of certain long-lived assets required by a new accounting standard and costs associated with increased merger activity. Excluding these charges, net earnings would have totaled $21.7 million, a $65,000 or .3% decline from 1994. Statement of Financial Accounting Standards
(FAS) No. 121--"Accounting for the Impairment of Long-Lived Assets" requires the revaluation of long-lived and certain intangible assets whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. See the Operating Expenses section of this narrative for a more detailed discussion of these charges. During 1994, net earnings increased $361,000 or 1.7% over 1993.

     On a per share basis, net earnings in 1995 were $1.30 versus $1.55 in 1994. Excluding the impairment and merger-related charges, earnings per share in 1995 would have been $1.55, no change from the 1994 total. In 1994, earnings per share improved $.02 or 1.3% over the $1.53 earned in 1993. The following table highlights the major factors that impacted earnings per share over the past two years:

     CHANGES IN EARNINGS PER SHARE:

                                                                 1995 VS. 1994     1994 VS. 1993
                                                                 -------------     -------------
    Prior period net income....................................     $  1.55           $  1.53
    Changes due to:
      Net interest income......................................        0.09                --
      Provision for loan and lease losses......................       (0.15)             0.11
                                                                 -------------     -------------
         Net Interest Income After Provision for Loan and Lease
           Losses..............................................     ($ 0.06)          $  0.11
                                                                 -------------     -------------
      Trust revenues...........................................        0.03              0.05
      Service charges on deposits..............................        0.02              0.02
      Mortgage revenues........................................       (0.01)            (0.03)
      Collection fee income....................................        0.01             (0.02)
      Other....................................................        0.06              0.09
                                                                 -------------     -------------
         Total Other Income, Excluding Net Realized Security
           Gains...............................................     $  0.11           $  0.11
      Net realized security gains..............................        0.10             (0.02)
      Personnel expense........................................       (0.29)            (0.03)
      Net occupancy expense....................................       (0.02)            (0.03)
      Equipment expense........................................       (0.13)            (0.09)
      Insurance expense........................................        0.12                --
      Professional fees........................................        0.05             (0.07)
      Advertising and business development.....................          --             (0.02)
      Amortization of intangible assets........................        0.01              0.07
      Impairment of long-lived assets..........................       (0.23)               --
      Other....................................................       (0.10)               --
                                                                 -------------     -------------
         Total Operating Expenses..............................     ($ 0.59)          ($ 0.17)
                                                                 -------------     -------------
      Income taxes.............................................        0.19             (0.01)
                                                                 -------------     -------------
      Current period net income................................     $  1.30           $  1.55
                                                                 ==========        ==========

     Higher personnel costs due to the merger-related charge and the expansion of branch facilities and information system staffing negatively impacted earnings by $.29 per share. Offsetting this decline were reductions in FDIC insurance premiums, improvements in net interest income, and growth in trust, credit card, insurance and other fee revenues. Gains from the sale of securities also added $.10 per share during 1995. Steady loan growth and higher net charge-offs necessitated an increase in loan loss provisions, which negatively impacted earnings by $.15 per share. Other expenses also negatively impacted earnings by $.10 per share primarily due to increased loan processing costs resulting from loan growth and higher other real estate expense.

     During 1994, growth in trust revenues and reduced loan loss provisions were the major factors contributing to the increase in earnings per share over 1993. Other contributions included higher credit card, insurance and brokerage revenues, which were offset by additional professional fees in connection with increased merger activity. Lower core deposit intangible amortization improved earnings by $.07 per share. Higher equipment expense negatively impacted per share earnings in 1994 due to a combination of conversion-related data processing costs and the opening of six new branches.

     The return on average equity for 1995 was 9.39% versus 11.90% in 1994 and 12.71% in 1993. Return on average assets was .81% in 1995 compared with 1.06% in 1994 and 1.08% in 1993. The declines in these ratios in 1995 were primarily due to the impairment and merger-related charges. Excluding the impact of these charges, returns on average equity and assets would have been 11.17% and .97%, respectively.

NET INTEREST INCOME AND INTEREST RATE SENSITIVITY

     Net interest income, AMCORE's primary source of earnings, totaled $79.4 million in 1995, a $1.6 million or 2.1% increase over 1994. In 1994, net interest income totaled $77.8 million, an increase of $204,000, or .3% over 1993. Net interest income is affected by a number of factors including the level, pricing and maturity of earning assets and interest-bearing liabilities, interest rate fluctuations and asset quality. AMCORE's asset/liability management program is designed to minimize earnings volatility caused by fluctuations in interest rates. Interest rate sensitivity analysis is performed monthly using various simulations with an asset/liability modeling system. These analyses, as well as repricing gap reports, are reviewed by Asset and Liability Committees (ALCO) at affiliate banks and at the corporate level, whose actions attempt to minimize any negative impact interest rate movements may have on net interest income. Each ALCO committee reviews the impact of liquidity, loan and deposit pricing compared to its competition, capital adequacy and rate sensitivity, among other things, and determines appropriate policy direction to maintain or meet established ALCO guidelines.

     Gap is defined as the repricing difference between rate sensitive assets and liabilities within a given time period. A positive gap, or asset sensitive position, indicates there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specified time frames, which generally has a favorable impact on net interest income in periods of rising interest rates. Conversely, a negative gap, or liability sensitive position, would generally imply a favorable impact on net interest income in periods of declining interest rates. In periods of changing interest rates, net interest margin is not only impacted by the amounts of repricing assets and liabilities, but also impacted by the rate at which repricings occur. Earnings may also be impacted by variances in prepayment of loans and securities. The internal gap and rate sensitivity analysis is adjusted to quantify these and other factors. Table 7 shows AMCORE's unadjusted repricing differences as of December 31, 1995.

     Management also uses off-balance sheet derivative contracts to manage its exposure to interest rate risk by modifying the existing interest rate risk characteristics of on-balance sheet assets and liabilities. AMCORE does not have any derivatives that are held or issued for trading purposes. The derivatives utilized in the asset/liability management program predominantly comprise interest rate swap and floor contracts. The swap contracts are primarily utilized to hedge the spread between deposit rates and earning assets with floating rate characteristics. The floor contracts are utilized to provide protection in the event of a decline in interest rates.

     The swap contracts involve the exchange of fixed and floating interest rate payments and are based on the notional amount of the contract. The floor contracts are also based on the notional amount of the contract. These floor contracts are purchased at a premium, which is amortized over the lives of the contracts. The notional amount of the swap and floor contracts only identify the size of the contracts and are used to calculate the interest payment amounts. The only credit risk exposure AMCORE has is in relation to the counterparty's interest payment obligation and not the notional amount. Management only deals with counterparties that have high credit ratings and as of December 31, 1995, all counterparties were expected to meet any outstanding interest payment obligations.

     The total notional amount of swap contracts outstanding was $28.1 million and $42.5 million as of December 31, 1995 and 1994, respectively. As of the end of 1995, these contracts had an aggregate negative fair value of $68,000. The total notional amount of floor contracts outstanding was $75.0 million at December 31, 1995, with no outstanding contracts as of the end of 1994. These contracts had a net positive fair value of $829,000 as of the end of 1995. For further discussion of derivative contracts, see Notes 5 and 11 to the Consolidated Financial Statements.

     In the following analysis, net interest income is presented on a tax equivalent basis, which adjusts reported net interest income on tax-exempt loans and securities to compare with other sources of fully taxable interest income. Unlike changes in volume, or rates paid or earned, it has no effect on actual net interest income or net income, as reported in the Consolidated Financial Statements.

     As shown in Table 1, the increase in tax equivalent interest income in 1995, as compared with 1994, was $1.3 million, or 1.6%, and was due to a $3.5 million increase from volume, less a $2.2 million unfavorable rate impact. The net interest margin, which is computed by dividing the tax equivalent net interest income by average earning assets, declined to 4.18% in comparison with 4.51% in 1994 and 4.62% in 1993. The reduction in margin during 1995 was mainly due to the rising rate environment, which caused funding costs to increase at a faster pace than yields on earning assets. A shift in the deposit mix to higher rate time deposits also contributed to the drop in net interest margin. A growth in total average loans helped to mitigate some of the interest margin compression.

     Another factor contributing to the net interest margin decline was the impact of an investment leveraging program, which is designed to increase financial leverage and the return on equity at affiliate banks with excess capital. While this program results in additional net interest income, it also lowers the net interest margin due to the smaller interest rate spread associated with these transactions. This program added approximately $2.2 million and $432,000 to net interest income in 1995 and 1994, respectively. It reduced, however, the net interest margin by 22 basis points in 1995 and 10 basis points in 1994.

     Total average earning assets in 1995 were $2.06 billion, an increase of $180.0 million or 9.6% over 1994. Average earning assets as a percentage of total assets was 91.7% in 1995, a slight increase over the 91.2% in 1994. Average loans totaled $1.23 billion, an increase of $140.0 million or 12.9% over 1994. This increase was primarily the result of strong commercial and real estate loan growth. Total average loans were 59.6% of total average earning assets in 1995, an increase from 57.9% in 1994. Average total securities increased $47.4 million during 1995 to $812.2 million, an increase of 6.2%. Other earning assets, which include interest-bearing deposits in banks, federal funds sold and other short-term investments, averaged $8.7 million in 1995, a decline of $6.7 million when compared to 1994.

     In 1995, average total interest-bearing liabilities were $1.79 billion and increased $174.9 million over 1994, or 10.8%. This increase was caused by a $107.3 million increase in short-term borrowings and a $112.3 million increase in time deposits. The increase in short-term borrowings was due to the use of repurchase agreements in connection with the funding for the investment leveraging program. Higher rates on certificates of deposit caused a shift in the deposit mix resulting in higher average time deposits, which were utilized to fund loan growth. Average long-term borrowings increased $1.9 million due to the impact of Federal Home Loan Bank advances in late 1995. These advances were utilized to purchase mortgage-backed securities in connection with the leveraging program (See Note 10 of the Notes to the Consolidated Financial Statements for further discussion of long-term borrowings).

     The proportion of average interest-bearing liabilities to average earning assets in 1995 was 86.9% versus 85.9% in 1994. The average yield on earning assets in 1995 increased 55 basis points to 8.31% and the average rate paid on interest-bearing liabilities increased 96 basis points to 4.75%, resulting in a 41 basis point drop in the net interest spread to 3.56%. In 1994, the net interest spread declined 14 basis points from 4.11% in 1993.

     The average yield on loans increased 57 basis points in 1995 to 8.93% and, in 1994 was down 17 basis points from 1993. The rise in the 1995 yield was the result of increases in the prime and other market rates. Yields on securities increased 43 basis points during 1995 to 7.14% and declined 22 basis points in 1994 as compared to 1993. The yield increase in 1995 was due to a change in overall market rates, combined with a portfolio mix shift to higher-yielding mortgage-backed securities. The average yield on other earning assets was 5.93% in 1995 and 4.97% in 1994 versus 3.26% in 1993. The increases were the result of higher short-term market rates and an increased mix of higher yielding other investments.

     The yield on mortgage loans held for sale increased 55 basis points to 7.94% in 1995, resulting from higher long-term mortgage rates during most of 1995. In 1994, the yield was 7.39%, an increase of 7 basis points when compared to 1993. Yield-related loan fee income on the origination of these mortgage loans increased $72,000 in 1995 and totaled $2.1 million. In 1994, mortgage loan fee income declined by $1.5 million due to increased mortgage rates, which curtailed refinancing volumes.

     The average rate paid on interest-bearing deposits increased 82 basis points to 4.47% in 1995. In 1994, the rate was 3.65%, a 14 basis point decline when compared to 1993. The rate increase in 1995 was indicative of new certificate of deposit volumes at higher market rates, rollovers of existing deposits into higher rate deposits, and increased competition.

     The average rate paid on short-term borrowings during 1995 was 6.26%, an increase of 181 basis points over 1994. In 1994, the average rate paid was 4.45%, a 122 basis point increase over 1993. Earlier actions taken by the Federal Reserve to raise the discount rate have increased short-term borrowing costs during 1994 and most of 1995.

     Long-term borrowings had an average rate of 6.96%, a 50 basis point decline over 1994. This decline was mainly caused by the impact of two long-term fixed interest rate swap agreements that have been utilized to hedge the floating rate portion of the term loan. As the term loan amortizes, a higher percentage of the principal is hedged, providing protection against future rate increases. Refer to Notes 10 and 11 of the Notes to Consolidated Financial Statements for further discussion of the term debt and related swap agreements. In early 1995, the shorter-term interest rate swap agreement was terminated resulting in a deferred gain of approximately $200,000. This gain is being recognized as an adjustment to interest expense ratably over the remaining 22 months of the original agreement. The decision to liquidate this particular swap agreement was based on an economic analysis of the position and the existing interest term rate structure.

NON-INTEREST INCOME

     Total non-interest income primarily comprises fee-based revenues derived from mortgage, trust, brokerage, asset management and collection agency services. Also included in this category is fee income from bank-related services such as credit card, deposit and other customer services. Total non-interest income increased 5.3% in 1995 and totaled $31.7 million. This follows a 5.9% increase in 1994.

     Trust revenues are the largest source of fee-based revenues and totaled $11.4 million in 1995, a 4.5% increase over 1994. This increase followed trust revenue growth of 7.4% in 1994. The growth in both years was primarily due to the favorable performance of trust assets under administration, which totaled $2.3 billion at the end of 1995. While trust revenues have been growing, it is difficult to predict future income trends as asset market values, plan terminations and corporate profit-sharing contributions, among other things, impact the level of these fees.

     Another major contributor to non-interest income is mortgage revenues, which includes income generated from underwriting and servicing fees on mortgage loans and gains realized on the sale of these loans. Mortgage revenues totaled $3.6 million in 1995, a 2.8% decline from 1994. In 1994, mortgage revenues totaled $3.7 million and declined 8.9% from 1993 due to a rise in long-term mortgage rates, which caused a significant reduction in mortgage loan volumes. Excluding $1.1 million of gains recognized from the sale of mortgage servicing rights in 1994, mortgage revenues would have declined 38.7% when compared to 1993. Effective January 1, 1995, the mortgage company adopted FAS No. 122--"Accounting for Mortgage Servicing Rights", which had a $1.1 million positive impact on mortgage revenues in 1995. This new accounting standard allows for the recognition of the value of servicing rights on originated mortgage loans and results in an asset that is amortized over the remaining estimated lives of the serviced loans. While the new standard has a favorable impact on earnings at the time of sale, additional earnings volatility may occur with changes in market conditions, particularly with fluctuations in interest rates. For example, a decline in interest rates could result in accelerated mortgage prepayments, which may reduce the value of this asset and require a write-down through a valuation reserve. If subsequent valuations result in an increase of value, recoveries can be recorded through the valuation allowance, to the extent of the previous write-downs.

     A reduction in long-term mortgage rates would create an upward trend in origination volumes, particularly with refinancing activity. This has a positive impact on mortgage revenues; however, the impact could be partially offset with possible write-downs of existing mortgage servicing rights, as explained earlier.

     One component of mortgage revenues is servicing income, which totaled $2.2 million in 1995, an increase of 28.7% over 1994. Total serviced loans were $874 million at December 31, 1995 versus $620 million at the end of 1994, an increase of 41.0%. These increases were the result of loan originations over the past year and the purchase of a mortgage servicing rights portfolio.

     Service charges generated from deposit account relationships are another major contributor to fee-based revenue. These revenues totaled $7.0 million in 1995, a 3.6% increase over 1994, and followed a 4.4% increase over 1993. The increases were primarily due to an increase in the number of deposit accounts.

     Collection agency fee income totaled $1.8 million in 1995, an increase of $131,000 or 7.7% over 1994. This increase followed a $213,000 or 11.1% decline in 1994 when compared to 1993. The improvement in 1995 was primarily due to the addition of new accounts. The decline in 1994 was mainly due to a drop in account placements and a turnover of collection staff.

     Other non-interest income, which includes fee-based income from various banking services, brokerage, insurance and investment advisory services, among other things, increased $826,000, or 11.7% in 1995, after a $1.2 million or 20.8% increase in 1994. Customer service fees totaling $1.9 million and credit card fees totaling $1.8 million produced increases of 16.2% and 9.3%, respectively, over 1994. Insurance commissions totaled $1.0 million in 1995, a 20.1% increase over 1994. Commissions from the insurance group, which was formed in early 1994, accounted for much of this increase. The insurance group offers a full range of insurance products and has focused on cross-selling opportunities with mortgage, commercial and retail customers, in addition to marketing their products to the area communities. The increase in other non-interest income in 1994 of $1.2 million was primarily the result of $354,000 in additional brokerage commissions, $351,000 of insurance commissions and $195,000 of investment advisory revenues.

     Net security gains totaled $2.3 million in 1995 as compared to $908,000 and $1.2 million in 1994 and 1993, respectively. The increase in 1995 was primarily the result of a higher level of sales from the larger available for sale portfolio. Included in 1994 net security gains were $100,000 of gross gains and $40,000 of gross losses from the sale of held to maturity securities at FSB, shortly after the merger. These sales were completed in conjunction with the restructuring of FSB's investment portfolio, in order to conform with AMCORE's interest rate risk position.

OPERATING EXPENSES

     Total operating expenses for 1995 were $87.4 million, an $8.7 million or 11.1% increase over 1994. Without the $5.6 million impairment and merger-related charges, total operating expenses would have increased $3.2 million or 4.0%. In 1994, total operating costs rose $2.6 million or 3.4% over 1993. The impairment charge caused by the early adoption of FAS 121 totaled $3.3 million and included write-downs of intangibles from the acquisition of a collection agency, and reductions of the carrying values assigned to bank facilities (See Note 7 of the Notes to Consolidated Financial Statements). The remaining $2.3 million charge comprised merger-related costs from the May 1995 merger with NBM, the remaining costs from two 1994 bank mergers, and other costs in connection with significant upgrades to information systems technology. The merger-related costs were included within the applicable operating expense categories on the Consolidated Statements of Income, and primarily consisted of severance and other personnel costs, equipment expenses, and professional fees.

     As a percentage of average assets, total operating expense was 3.89% in 1995 versus 3.82% in 1994 and 3.85% in 1993. The efficiency ratio, which measures the level of non-interest expense to total tax equivalent net revenues, was 72.2% in 1995 as compared to 68.0% in 1994 and 67.2% in 1993. Without the $5.6 million of impairment and merger-related charges in 1995, the operating expense to average assets ratio would have been 3.64% and the efficiency ratio would have been 67.6%.

     Personnel costs, which includes compensation expense and employee benefits, is the largest component of operating expense. Exclusive of the merger-related charge, this category totaled $44.9 million in 1995 and increased $3.5 million or 8.4% over 1994, followed by a 1.4% increase in 1994. The higher costs in 1995 were primarily caused by an increase in employees due to the expansion of branch facilities and data processing activities, as well as normal salary increases. Personnel costs in 1994 had a minimal increase over 1993 due to a drop in commissions paid at the mortgage company and collection agency, and lower incentive and profit sharing expense. As a percent of average assets, total personnel costs were 2.03%, 2.01% and 2.06% in 1995, 1994 and 1993, respectively. Employee benefits were 25.4% of compensation expense in 1995 compared with 26.7% in both 1994 and 1993.

     Total occupancy and equipment expense in 1995, exclusive of $1.2 million in merger-related charges, was $12.1 million, an increase of $1.1 million or 10.2% over 1994. In 1994, total occupancy and equipment expense was $11.0 million, an increase of $1.6 million, or 16.8% over 1993. The increase in 1995 was due to expenses associated with the upgrade in information systems hardware and software, as well as the expansion of branch facilities in supermarket locations. The 1994 increase was caused by a number of factors including the construction of a full service branch in Elgin, Illinois, the opening of supermarket branches, and the completion of additions to the corporate training and operations centers.

     In late 1995, a new teller automation product delivery system was installed within the bank teller lines. Plans are underway in 1996 to expand this delivery system throughout the entire customer service platform. This will initially increase equipment-related costs in 1996, but is expected to improve the day-to-day efficiencies of employees, enhance customer service and improve cross-selling effectiveness.

     Insurance expense declined $1.8 million or 38.9% due to the FDIC's decision to reduce deposit insurance premiums from $.23 to $.03 per $100 of deposit, effective June 1995. In 1996, the premium has been eliminated for well capitalized banks, which includes all AMCORE banks. As a result, additional expense reduction in 1996 is expected to be approximately $1.6 million.

     Professional fees, exclusive of $263,000 in merger-related charges, totaled $2.5 million in 1995, a decline of $900,000 or 26.7% from 1994 as the majority of legal and accounting fees associated with the FSB and NBA mergers were incurred in 1994.

     Intangibles amortization expense totaled $2.3 million in 1995, a decline of $254,000 or 9.8% from 1994, which followed a $976,000 or 27.4% decline in 1994 when compared to 1993. These declines were due to the roll-off of core deposit intangibles from earlier bank acquisitions. In addition, the 1995 impairment charge of $3.3 million, as separately disclosed in the Consolidated Statements of Income, included $1.7 million of intangibles amortization expense. The recognition of these charges in 1995 will have the impact of lowering future amortization expense.

     The amortization of intangible assets, which includes goodwill, core deposit and other intangibles, are being amortized over various time periods and have reduced reported earnings as presented in the following table:

HISTORICAL EFFECTS OF INTANGIBLE AMORTIZATION

                                                    1995      1994      1993      1992      1991
                                                   -------   -------   -------   -------   -------
                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
Net income, as reported..........................  $18,271   $21,801   $21,440   $18,556   $14,949
Net income, as adjusted..........................   21,132    23,969    24,158    20,175    16,393
                                                   -------   -------   -------   -------   -------
Effect of intangible amortization................  $(2,861)  $(2,168)  $(2,718)  $(1,619)  $(1,444)
                                                   =======   =======   =======   =======   =======
Earnings per share, as reported..................  $  1.30   $  1.55   $  1.53   $  1.36   $  1.10
Earnings per share, as adjusted..................     1.50      1.71      1.73      1.48      1.21
                                                   -------   -------   -------   -------   -------
Effect of intangible amortization................  $ (0.20)  $ (0.16)  $ (0.20)  $ (0.12)  $ (0.11)
                                                   =======   =======   =======   =======   =======

     Approximately $8.0 million of intangibles are scheduled to be amortized during the next five years and the projected impact on net income is as follows:

PROJECTED EFFECTS OF INTANGIBLE AMORTIZATION

                                                    1996      1997      1998      1999      2000
                                                   -------   -------   -------   -------   -------
                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
Projected effect on net income...................  $(1,620)  $(1,603)  $(1,496)  $(1,065)  $(1,011)
Projected effect on earnings per share using 1995
  average outstanding shares.....................  $ (0.12)  $ (0.11)  $ (0.11)  $ (0.08)  $ (0.07)
                                                   =======   =======   =======

     Exclusive of the merger-related charges, other operating expenses increased $1.4 million, or 10.7% during 1995 and totaled $14.9 million. In 1994, the increase was only $69,000, or .5% over 1993. This category includes loan processing costs, printing and supplies, communication expense, credit card expense, other real estate expense, external data processing costs, correspondent bank fees, and other miscellaneous expenses. The increase in 1995 was caused by higher loan processing costs in relation to loan growth, and increased other real estate expense. As a percentage of average assets, these expenses were .67%, .65% and .68% in 1995, 1994 and 1993, respectively.

INCOME TAXES

     Income tax expense totaled $5.0 million in 1995 compared with $7.7 million and $7.5 million in 1994 and 1993, respectively. The effective tax rates were 21.5%, 26.0% and 25.8% in 1995, 1994 and 1993, respectively. The effective tax rate was less than the statutory tax rates due primarily to investments in tax-exempt municipal bonds and loans. The lower rate in 1995 was caused by favorable tax rates on a lower level of pre-tax earnings and $300,000 of tax credits, which resulted from the upgrades to information systems software. Refer to Note 14 of the Notes to Consolidated Financial Statements for a more detailed discussion.

BALANCE SHEET SUMMARY

     Total assets at December 31, 1995 were $2.42 billion, an increase of $266.5 million or 12.4% over 1994. As shown in Table 4, average total assets for 1995 increased $183.3 million, or 8.9% over 1994. Loan growth and the purchase of securities in connection with the investment leveraging program accounted for much of the increase in total assets.

LOANS

     Loans represent the largest component of AMCORE's earning asset base. At the end of 1995, total loans outstanding were $1.29 billion, a $124.1 million, or 10.7% increase as compared to a year ago, caused mainly by steady commercial and real estate loan growth. Additional details can be found in Table 2, which presents a comparison of the year-end loan portfolios for the last five years.

     Commercial, financial, and agricultural loan balances totaled $348.0 million at December 31, 1995, an increase of $43.2 million or 14.2% when compared to the end of 1994. Total real estate loans were $655.1 million at the end of 1995, an increase of $64.2 million or 10.9% over the previous year-end. The source of this loan growth was mainly in commercial and commercial real estate lending as a result of active economic development in the Rockford area.

     Residential mortgage loans are originated by AMCORE's mortgage affiliate, of which conforming adjustable rate and balloon residential mortgages are normally sold to affiliate banks. The fixed-rate residential mortgage loans are sold in the secondary market to eliminate interest rate risk and generate gains on the sale of these loans, as well as servicing income. All loans originated by the mortgage affiliate are considered held for sale and are recorded at the lower of cost or market value. Installment and consumer balances, net of unearned income, totaled $282.0 million at December 31, 1995, an increase of $16.3 million or 6.1%, in comparison with the end of 1994.

     For information on the analysis of non-performing loans and other potential problem loans, refer to the Allowance for Loan and Lease Losses and Credit Risk section of this narrative.

SECURITIES

     Total securities at December 31, 1995 were $908.7 million, an increase of $124.2 million, or 15.8% over the prior year-end balance. At December 31, 1995 and 1994, the total securities portfolio comprised 41.4% and 40.0%, respectively, of total earning assets. On January 1, 1994, AMCORE adopted FAS No. 115--"Accounting for Certain Investments in Debt and Equity Securities". This accounting standard requires financial institutions to classify securities into the following three categories: held to maturity, available for sale and trading. Securities held to maturity are recorded at amortized cost using the level yield method. Securities available for sale must be recorded at fair value with unrealized gains and losses reported as a separate component of stockholders' equity, net of the related income tax effect. Trading securities must be recorded at fair value with unrealized gains and losses recorded in earnings.

     In December 1995, substantially all securities classified as held to maturity were reclassified into the available for sale category. This transfer was done in response to the Financial Accounting Standards Board's (FASB) decision to allow companies a one-time opportunity to reclassify their investment portfolios. This reclassification will significantly improve the flexibility in managing interest and liquidity risks. While this may cause additional fluctuations in the unrealized gain or loss component of total stockholders' equity, it has no impact on regulatory risk-based capital calculations.

     At December 31, 1995, securities held to maturity totaled $24.6 million, while securities available for sale were $884.0 million. There were no trading securities at the end of 1994 or 1995. As of December 31, 1995, the held to maturity securities portfolio included $368,000 of gross unrealized gains and $26,000 of gross unrealized losses. The securities available for sale portfolio at the end of 1995 includes gross unrealized gains of $12.0 million and gross unrealized losses of $2.4 million, of which the combined effect, net of tax, is included as an unrealized gain in stockholders' equity. For comparative purposes, at December 31, 1994 gross unrealized gains of $731,000 and gross unrealized losses of $8.5 million were included in securities available for sale portfolio. For further analysis of the securities portfolio see Table 5 and Note 3 of the Notes to Consolidated Financial Statements.

SOURCES OF FUNDS

     Core deposits, which include demand deposits, consumer time deposits, and savings deposits are considered by management to be the primary and most stable source of funding. Total core deposits were $1.51 billion at the end of 1995, a $12.2 million or .8% decline from the prior year-end. At December 31, 1995, core deposits were 68.8% of total earning assets, a decline from 77.6% at the end of 1994. This decline was partially intentional, as the commencement of the investment leveraging program elevates earning assets without a corresponding increase in core deposits.

     Core deposits are supplemented by large certificates of deposit, brokered deposits, other time deposits from governmental entities, repurchase agreements and Federal Home Loan Bank borrowings. The use of repurchase agreements increased during 1995 in conjunction with the investment leveraging program, resulting in an $83.5 million increase in short-term borrowings to $292.0 million. Total long-term borrowings at the end of 1995 were $107.8 million, an increase of $81.3 million over the 1994 total. Included in this total were $88.3 million of Federal Home Loan Bank borrowings with a weighted average maturity of
2.9 years. These borrowings were being utilized to fund the purchase of mortgage-backed securities in connection with the leveraging program. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of long-term borrowings.

LIQUIDITY

     The liquidity position, as it relates to AMCORE's banking subsidiaries, is important to ensure that sufficient funds are available to meet the customers' need for borrowings and deposit withdrawals. Sources of liquidity for banking subsidiaries include cash received from interest and fees, maturing investments and loans, short-term liquid assets that can be converted to cash and the ability to attract funds from the growth of deposits and other external sources. Tables 3 and 5 show the maturity schedule of loans and investments. Core deposits of subsidiary banks are relatively stable and generally do not require the maintenance of significant levels of short-term, liquid assets to meet withdrawal needs of customers. The growth of deposits, including time deposits over $100,000, provides a substantial amount of liquidity. Table 6 shows the maturities of time deposits over $100,000. Short-term borrowings provide a source of liquidity for subsidiary banks and for the funding of mortgage loans held for sale and other consumer finance receivables.

     The parent company requires adequate liquidity to pay its expenses, repay debt when due and pay stockholder dividends. Liquidity is provided to the parent from subsidiaries in the form of dividends and fees for services. In 1995, dividends and fees from subsidiaries amounted to $25.7 million, compared to $25.9 million in 1994. Other liquidity is provided by cash balances in banks, maturing investments, interest on investments, commercial paper borrowings and borrowings on a line of credit. While subsidiary banks are limited in the amount of dividends they can pay, as of December 31, 1995, approximately $29.9 million was available for payment to the parent in the form of dividends which do not require prior regulatory approval.

ALLOWANCE FOR LOAN AND LEASE LOSSES AND CREDIT RISK

     The provision for loan and lease losses and the level of the allowance for loan and lease losses are based upon historical loss experience, regular evaluation of collectibility by management, lending officers and corporate loan review staff, overall loan quality, and the nature and size of the loan portfolio. Other factors include current and anticipated economic conditions that may affect the borrower's ability to pay, the composition of problem loans, and other considerations necessary to maintain the allowance at an adequate level to absorb possible future charge-offs of existing loans and leases.

     Effective January 1, 1995, AMCORE adopted FAS No. 114--"Accounting by Creditors for Impairment of a Loan" and FAS No. 118--"Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures". These new standards require that loans be considered impaired when, based on current information and events, it is probable that the organization will not collect all principal and interest due. A portion of the allowance for loan and lease losses must be set aside for impaired loans and is calculated based on the present value of the estimated future cash flows of principal and interest, discounted at the loan's effective rate, or on the fair value of the collateral for collateral dependent loans. See Note 4 of the Notes to Consolidated Financial Statements for required disclosures in relation to impaired loans.

     The provision for loan and lease losses totaled $2.7 million in 1995, an increase of $2.1 million when compared to 1994. In 1994, loan loss provisions declined $1.5 million from the $2.1 million provided in 1993. The increased provisions in 1995 were necessary to maintain the allowance for loan and lease losses at a level to support the growth in loans and the level of charge-offs. In addition, provisions were discontinued in 1994 at many of the banking affiliates due to improvements in overall credit quality. Higher provisions were made, however, at the consumer finance affiliate during 1994 to cover increased levels of charge-offs. In December 1994, four of the five consumer finance branches were sold due to a strategic redirection of this affiliate. In 1995, the consumer finance affiliate has focused its lending efforts with the initiation of a "second-chance" program for loan applications that have been rejected by mortgage and banking affiliates. It has also been developing financing programs for several regional wholesale satellite dish distributors.

     As shown in Table 2, total net charge-offs in 1995 were $2.9 million versus $1.8 million in 1994, and $1.7 million in 1993. The increased net charge-offs in 1995 were primarily caused by write-downs of two non-performing commercial real estate loans. One of these loans was subsequently transferred into other real estate owned prior to the end of 1995. Total real estate loan net charge-offs were $1.0 million in 1995 versus $119,000 and $115,000 in 1994 and 1993, respectively. Commercial loan net charge-offs totaled $414,000 in 1995 versus $349,000 in 1994 and $690,000 in 1993. In 1995, installment and consumer loan net charge-offs rose $170,000 and totaled $1.5 million. The 1994 installment and consumer loan net charge-offs totaled $1.3 million, which was a $424,000 increase over the 1993 charge-off level due to the higher consumer finance charge-offs, as mentioned earlier.

     The ratio of net charge-offs to average total loans outstanding rose during 1995 to .24% compared with .17% in both 1994 and 1993. Recoveries were 27.4% of charge-offs in 1995 compared with 39.1% and 41.2% in 1994 and 1993, respectively, the decline due to the larger commercial real estate charge-offs in 1995.

     Non-performing assets consist of loans not accruing interest, loans with renegotiated terms, and other real estate owned. Total non-performing loans at December 31, 1995 were $12.9 million, an increase of $91,000 or 0.7% from a year earlier. Non-accrual loans totaled $10.4 million, a decline of $104,000 when compared to the end of 1994. Restructured loans totaled $2.5 million at the end of 1995 as compared to $2.3 million at December 31, 1994. Non-performing loans comprised 1.00% of the loan portfolio at the end of 1995, an improvement from the 1.10% at December 31, 1994. The other real estate owned balance at December 31, 1995, was $2.1 million, an increase of $1.0 million from the prior year due to the addition of a commercial property as mentioned earlier. The ratio of non-performing assets to total loans and other real estate owned was 1.17% at December 31, 1995 versus 1.19% a year earlier. In addition to the non-performing loans described in Table 2, loans totaling approximately $22.3 million were identified as potential problem loans at the end of 1995 in comparison to $22.4 million as of December 31, 1994.

     The coverage of the allowance for loan and lease losses to non-performing loans was 101.1% at the end of 1995 versus 103.7% a year earlier. The allowance for loan and lease losses as a percentage of loans and leases was 1.02% in comparison to 1.14% at December 31, 1994. Management determines the adequacy of each affiliate bank's allowance by calculating the allocated and unallocated portions of the allowance using a combination of internal loan classifications, weighted historical charge-off experience and an evaluation of estimated losses on existing problem credits. The allowance is maintained to cover the allocated requirement plus an unallocated portion, which considers current and anticipated economic conditions, industry concentrations or concerns and other risk factors. See Note 4 of the Notes to Consolidated Financial Statements for the allocation of the allowance for loan and lease losses.

     Commercial loans represented 41.0% of non-performing loans at December 31, 1995 compared to 46.7% a year earlier. Non-performing commercial real estate loans increased slightly to 36.6% of total non-performing loans versus 36.3% a year ago. Installment, consumer and residential real estate non-performing loans rose to 22.4% of the total compared with 17.0% in 1994. Loans that were past due 90 days or more and still accruing interest totaled $1.3 million at the end of 1995 in comparison to $846,000 a year earlier.

CAPITAL

     Total stockholders' equity increased 12.7% to $209.9 million at December 31, 1995. Total equity as a percent of assets was 8.68% at the end of 1995 versus 8.65% a year earlier. Included in total stockholders' equity is the net unrealized gain on securities classified as available for sale, which amounted to $5.8 million at the end of 1995. At the end of 1994, there was an unrealized loss of $6.3 million. Therefore, the improvement during 1995 resulted in a $12.1 million increase in total stockholders' equity. Without the impact of this component of stockholders' equity, total stockholders' equity would have increased 6.0% in 1995.

     AMCORE paid $8.2 million in cash dividends during 1995, representing $.58 per share and a payout ratio of 37.4%, adjusted to eliminate the $.25 per share after-tax impact of the impairment and merger-related charges. This compares to 1994 dividends of $7.7 million, or $.55 per share, a payout ratio of 35.4%. In 1993, cash dividends were $.41 per share, a payout ratio of 26.9%.

     Federal banking guidelines require banking organizations to maintain minimum capital levels on a risk-adjusted basis. As of December 31, 1995, Tier 1 capital was 12.40% and total risk-based capital was 13.26%, well above the required minimum ratios of 4% and 8%, respectively. AMCORE is considered a "well capitalized" institution based on regulatory guidelines, which is the highest category. The following table shows a comparison of 1995 and 1994 year-end capital ratios ($ in 000's):

                                                     1995                          1994
                                               ----------------   MINIMUM    ----------------
                                                AMOUNT    RATIO   REQUIRED    AMOUNT    RATIO
                                               --------   -----   --------   --------   -----
    RISK-BASED CAPITAL RATIOS
      Tier 1 Capital.........................  $189,730   12.40%    4.00%    $174,142   12.68%
      Total Capital..........................   202,790   13.26%    8.00%     187,444   13.65%
    SUPPLEMENTAL RATIO
      Leverage Ratio.........................   189,730    8.14%    4.00%     174,142    8.94%
    Risk-weighted Assets.....................  1,529,688    N/A      N/A     1,373,093    N/A

IMPACT OF INFLATION

     The impact of inflation on a banking organization is difficult to assess. Unlike a commercial entity, a banking organization's assets and liabilities are primarily monetary in nature. Therefore, a banking organization will not necessarily benefit or experience adverse effects when moderate changes in the rate of inflation occur. Moreover, interest rates, which are a major determinant of a banking organization's profitability, do not necessarily follow changes in the prices of goods and services. An analysis of a banking organization's asset and liability structure provides the best indication of how it is positioned to respond to changing interest rates and to maintain profitability. In that regard, your attention is directed to various data encompassing the net interest margin and interest sensitivity analysis contained in Tables 1, 3, 5 and 7.

OTHER DEVELOPMENTS

     In October 1995, the FASB issued FAS No. 123--"Accounting for Stock Based Compensation", which must be adopted in 1996. This new standard encourages, but does not require, companies to account for stock based compensation awards on the basis of fair value at the date the awards are granted. The fair value of the awards would be shown as an expense item on the income statement. If this new accounting method is not adopted, additional footnote disclosures will be necessary to show the impact this new accounting would have on net earnings and earnings per share. It is expected AMCORE will elect to only provide the required footnote disclosures in relation to this new standard.

     On February 28, 1996, AMCORE filed a Form 8-K with the Securities and Exchange Commission to announce the Board of Director's adoption of a new shareholder rights plan. This plan replaces the existing rights plan, which expired on February 27, 1996 and is intended to promote continuity and stability, deter coercive or partial offers which will not provide fair value to all shareholders, and enhance the Board's ability to represent all shareholders and thereby maximize shareholder values. Pursuant to this new plan, one right, with an exercise price of $70, was issued for each outstanding share of common stock upon expiration of the previous plan. Each new right will not become exercisable unless and until any party acquires 15% or more of the outstanding common stock, or acquires 10% or more of the outstanding common stock and is determined to be an adverse party by the Board. Upon either such event, each right would entitle the holder to purchase common stock having a market value equal to twice the exercise price. These rights are redeemable under certain circumstances at $.01 per right and will expire, unless earlier redeemed, on February 27, 2006.

                                    TABLE 1

              ANALYSIS OF NET INTEREST INCOME-TAX EQUIVALENT BASIS

                            YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                                                               INTEREST EARNED
          AVERAGE BALANCE                  AVERAGE RATE                                                            OR PAID
------------------------------------   --------------------                                                  -------------------
   1995         1994         1993      1995    1994    1993                                                    1995       1994
----------   ----------   ----------   ----    ----    ----                                                  --------   --------
                                                               INTEREST EARNING ASSETS:
$  583,372   $  520,507   $  542,636   6.78%   6.15%   6.41%   Taxable securities........................... $ 39,530   $ 32,030
   228,802      244,251      186,118   8.06    7.91    8.44    Tax-exempt securities(1).....................   18,437     19,311
                                       ----    ----    ----
                                          -       -       -
----------   ----------   ----------                                                                         --------   --------
$  812,174   $  764,758   $  728,754   7.14%   6.71%   6.93%   Total securities............................. $ 57,967   $ 51,341
                                       ----    ----    ----
                                          -       -       -
----------   ----------   ----------                                                                         --------   --------
    11,267       12,033       31,747   7.94    7.39    7.32    Mortgage loans held for sale.................      895        889
 1,228,175    1,088,206    1,000,759   8.93    8.36    8.53    Loans and leases(1)(2).......................  109,725     90,958
     8,656       15,323       44,096   5.93    4.97    3.26    Other earning assets.........................      513        761
                                                               Fees on mortgages held for sale(3)...........    2,076      2,004
                                       ----    ----    ----
                                          -       -       -
----------   ----------   ----------                                                                         --------   --------
$2,060,272   $1,880,320   $1,805,356   8.31%   7.76%   7.93%   TOTAL EARNING ASSETS (FTE)................... $171,176   $145,953
==========   ==========   ==========   =====   =====   =====                                                 ========   ========
                                                               INTEREST BEARING LIABILITIES:
                                                               Interest-bearing demand and savings
$  597,764   $  645,017   $  631,860   2.58%   2.31%   2.36%   deposits..................................... $ 15,397   $ 14,894
   924,580      812,324      800,106   5.70    4.72    4.91    Time deposits................................   52,665     38,308
                                       ----    ----    ----
                                          -       -       -
----------   ----------   ----------                                                                         --------   --------
$1,522,344   $1,457,341   $1,431,966   4.47%   3.65%   3.79%   Total interest-bearing deposits.............. $ 68,062   $ 53,202
                                       ----    ----    ----
                                          -       -       -
----------   ----------   ----------                                                                         --------   --------
   232,997      125,662       92,995   6.26    4.45    3.23    Short-term borrowings........................   14,574      5,595
    29,458       27,598       31,489   6.96    7.46    6.73    Long-term borrowings.........................    2,050      2,058
     5,122        4,413        3,216   7.69    7.70    9.17    Other........................................      394        340
                                       ----    ----    ----
                                          -       -       -
----------   ----------   ----------                                                                         --------   --------
$1,789,921   $1,615,014   $1,559,666   4.75%   3.79%   3.82%   TOTAL INTEREST-BEARING LIABILITIES........... $ 85,080   $ 61,195
                                       ----    ----    ----
==========   ==========   ==========      -       -       -
                                                                                                             --------   --------
                                       3.56%   3.97%   4.11%   INTEREST RATE SPREAD (FTE)...................
                                                               NET INTEREST MARGIN/
                                       4.18%   4.51%   4.62%   NET INTEREST INCOME (FTE).................... $ 86,096   $ 84,758
                                       =====   =====   =====                                                 ========   ========

                           1995/1994           1994/1993
                            CHANGE               CHANGE
                            DUE TO               DUE TO
            -----------------   ------------------
   1993      VOLUME     RATE     VOLUME      RATE
 --------   -------   -------   -------   --------

  $ 34,788   $ 4,081  $  3,419   $(1,390)  $ (1,368)
    15,707    (1,239)      365     4,648     (1,044)

  --------   -------   -------    ------    -------
  $ 50,495   $ 2,842  $ 3,784   $ 3,258   $ (2,412)

  --------   -------   -------    ------    -------
     2,324       (59)       65    (1,456)        21
    85,317    12,223     6,544     7,336     (1,695)
     1,439      (375)      127    (1,211)       533
     3,530      (182)      254    (2,739)     1,213

  --------   -------   -------    ------    -------
  $143,105   $14,449  $ 10,774   $ 5,188   $ (2,340)
  ========   =======   =======    ======    =======

  $ 14,921   $(1,140) $  1,643   $   308   $   (335)
    39,284     5,733     8,624       593     (1,569)

  --------   -------   -------    ------    -------
  $ 54,205   $ 4,593  $ 10,267   $   901   $ (1,904)
  --------   -------   -------    ------    -------
     3,008     6,092     2,887     1,249      1,338
     2,119       134      (142)     (277)       216
       295        55        (1)       97        (52)

  --------   -------   -------    ------    -------
  $ 59,627   $10,874  $ 13,011   $ 1,970   $   (402)
   --------   -------   -------    ------    -------

 $ 83,478   $ 3,575   $(2,237)   $ 3,218   $ (1,938)
  ========   =======   =======    ======    =======

     The above table shows the changes in interest income (tax equivalent) and interest expense attributable to volume and rate variances. The change in interest income (tax equivalent) due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
---------------
(1) The interest on tax-exempt investment securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.

(2) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield-related loan fees.

(3) The yield-related fees recognized from the origination of mortgage loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.

                                    TABLE 2

                 ANALYSIS OF LOAN PORTFOLIO AND LOSS EXPERIENCE

                                                     1995         1994         1993         1992        1991
                                                  ----------   ----------   ----------   ----------   --------
                                                                         (IN THOUSANDS)
Commercial, financial and agricultural..........  $  347,996   $  304,835   $  289,767   $  289,092   $303,877
Banker's acceptances, commercial paper and term
  fed funds.....................................          --           --           --        9,987         --
Real estate.....................................     621,309      566,496      485,369      459,857    391,444
Real estate-construction........................      33,797       24,380       12,997       15,574     13,495
Installment and consumer........................     286,278      275,024      263,311      237,880    244,991
Direct lease financing..........................         811          361          715          976      1,307
                                                  ----------   ----------   ----------   ----------   --------
  Gross Loans...................................  $1,290,191   $1,171,096   $1,052,159   $1,013,366   $955,114
  Unearned income...............................      (4,230)      (9,226)     (16,317)     (17,120)   (19,680)
                                                  ----------   ----------   ----------   ----------   --------
  Loans, net of unearned income.................  $1,285,961   $1,161,870   $1,035,842   $  996,246   $935,434
  Allowance for loan and lease losses...........     (13,061)     (13,302)     (14,482)     (14,080)   (10,545)
                                                  ----------   ----------   ----------   ----------   --------
NET LOANS.......................................  $1,272,900   $1,148,568   $1,021,360   $  982,166   $924,889
                                                  ==========   ==========   ==========   ==========   =========
SUMMARY OF LOAN LOSS EXPERIENCE:
Allowance for loan and lease losses,
  beginning.....................................  $   13,302   $   14,482   $   14,080   $   10,545   $ 10,187
Amounts charged-off:
  Commercial, financial and agricultural........         818          801        1,094        2,144      6,106
  Real estate...................................       1,024          173          269          117         57
  Installment and consumer......................       2,199        1,996        1,563        2,227      2,858
  Direct lease financing........................          --           --           --           --         --
                                                  ----------   ----------   ----------   ----------   --------
         Total Charge-offs......................  $    4,041   $    2,970   $    2,926   $    4,488   $  9,021
                                                  ----------   ----------   ----------   ----------   --------
Recoveries on amounts previously charged off:
  Commercial, financial and agricultural........         404          452          404          863        666
  Real estate...................................          15           54          154           37        131
  Installment and consumer......................         689          656          646          650        650
  Direct lease financing........................          --           --           --           --         --
                                                  ----------   ----------   ----------   ----------   --------
         Total Recoveries.......................  $    1,108   $    1,162   $    1,204   $    1,550   $  1,447
                                                  ----------   ----------   ----------   ----------   --------
         Net Charge-offs........................  $    2,933   $    1,808   $    1,722   $    2,938   $  7,574
Provision charged to expense....................       2,692          628        2,124        5,547      7,932
Addition due to purchase of subsidiary..........          --           --           --        1,719         --
Reduction due to sale of subsidiary.............          --           --           --         (793)        --
                                                  ----------   ----------   ----------   ----------   --------
    ALLOWANCE FOR LOAN AND LEASE LOSSES,
      ENDING....................................  $   13,061   $   13,302   $   14,482   $   14,080   $ 10,545
                                                  ==========   ==========   ==========   ==========   =========
NON-PERFORMING LOANS AT YEAR-END:
Non-accrual.....................................  $   10,432   $   10,536   $   11,644   $    9,856   $  5,883
Restructured....................................       2,491        2,296        1,371          563      4,892
                                                  ----------   ----------   ----------   ----------   --------
    TOTAL NON-PERFORMING LOANS..................  $   12,923   $   12,832   $   13,015   $   10,419   $ 10,775
                                                  ==========   ==========   ==========   ==========   =========
Past due 90 days or more not included above.....       1,301          846        1,816        1,542      3,155
                                                  ==========   ==========   ==========   ==========   =========
RATIOS:
Allowance to year-end loans.....................        1.02%        1.14%        1.40%        1.41%      1.13%
Allowance to non-performing loans...............      101.07       103.66       111.27       135.14      97.87
Net charge-offs to average loans................        0.24         0.17         0.17         0.32       0.79
Recoveries to charge-offs.......................       27.42        39.12        41.15        34.54      16.04
Non-performing loans to loans, net of
  unearned......................................        1.00         1.10         1.26         1.05       1.15

                                    TABLE 3

                   MATURITY AND INTEREST SENSITIVITY OF LOANS

                                                        DECEMBER 31, 1995
                            --------------------------------------------------------------------------
                                                                                    LOANS DUE AFTER
                                TIME REMAINING TO MATURITY                             ONE YEAR
                            -----------------------------------                  ---------------------
                                             ONE         AFTER                    FIXED       FLOATING
                            DUE WITHIN     TO FIVE       FIVE                    INTEREST     INTEREST
                             ONE YEAR       YEARS        YEARS       TOTAL         RATE         RATE
                            ----------     --------     -------     --------     --------     --------
                            (IN THOUSANDS)
Commercial, financial and
  agricultural............   $187,626      $146,172     $14,198     $347,996     $ 85,892     $ 74,478
Real
  estate-construction.....     14,011        16,455       3,331       33,797       14,449        5,337
                             --------      --------     -------     --------     --------      -------
          TOTAL...........   $201,637      $162,627     $17,529     $381,793     $100,341     $ 79,815
                             ========      ========     =======     ========     ========      =======

                                    TABLE 4

                THREE-YEAR COMPARISON OF AVERAGE BALANCE SHEETS

                                                         YEARS ENDED DECEMBER 31,
                                     ----------------------------------------------------------------
                                            1995                   1994                   1993
                                     ------------------     ------------------     ------------------
                                                  % OF                   % OF                   % OF
                                       AMOUNT     TOTAL       AMOUNT     TOTAL       AMOUNT     TOTAL
                                     ----------   -----     ----------   -----     ----------   -----
                                     (IN THOUSANDS)
ASSETS:
  Taxable securities...............  $  583,372    26.0%    $  520,507    25.2%    $  542,636    27.4%
  Tax-exempt securities............     228,802    10.2        244,251    11.9        186,118     9.4
  Other earning assets.............       8,656     0.4         15,323     0.7         44,096     2.2
  Mortgage loans held for sale.....      11,267     0.5         12,033     0.6         31,747     1.6
  Loans and leases, net of unearned
     income........................   1,228,175    54.7      1,088,206    52.8      1,000,759    50.7
                                     ----------   -----     ----------   -----     ----------   -----
          Total Earning Assets.....  $2,060,272    91.8     $1,880,320    91.2     $1,805,356    91.3
          Non-earning assets.......     185,623     8.2        182,277     8.8        172,051     8.7
                                     ----------   -----     ----------   -----     ----------   -----
          TOTAL ASSETS.............  $2,245,895   100.0%    $2,062,597   100.0%    $1,977,407   100.0%
                                     ==========   =====     ==========   =====     ==========   =====
LIABILITIES AND STOCKHOLDERS'
  EQUITY:
LIABILITIES:
  Interest bearing deposits........  $1,522,344    67.8%    $1,457,341    70.6%    $1,431,966    72.5%
  Non-interest bearing deposits....     242,083    10.8        248,834    12.1        233,841    11.8
                                     ----------   -----     ----------   -----     ----------   -----
          Total Deposits...........  $1,764,427    78.6     $1,706,175    82.7     $1,665,807    84.3
                                     ----------   -----     ----------   -----     ----------   -----
  Short-term borrowings............  $  232,997    10.4     $  125,662     6.1     $   90,760     4.6
  Long-term borrowings.............      29,458     1.3         27,598     1.3         33,724     1.7
  Other liabilities................      24,467     1.0         19,991     1.0         18,377     0.9
                                     ----------   -----     ----------   -----     ----------   -----
          TOTAL LIABILITIES........  $2,051,349    91.3     $1,879,426    91.1     $1,808,668    91.5
          STOCKHOLDERS' EQUITY.....     194,546     8.7        183,171     8.9        168,739     8.5
                                     ----------   -----     ----------   -----     ----------   -----
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY...  $2,245,895   100.0%    $2,062,597   100.0%    $1,977,407   100.0%
                                     ==========   =====     ==========   =====     ==========   =====

                                    TABLE 5

                             MATURITY OF SECURITIES

                                                                       DECEMBER 31, 1995
                              ---------------------------------------------------------------------------------------------------
                                                   U.S. GOVERNMENT         STATES AND           CORPORATE
                                                                           POLITICAL           OBLIGATIONS
                               U.S. TREASURY           AGENCIES         SUBDIVISIONS(1)         AND OTHER             TOTAL
                              ----------------     ----------------     ----------------     ---------------     ----------------
                               AMOUNT    YIELD      AMOUNT    YIELD      AMOUNT    YIELD     AMOUNT    YIELD      AMOUNT    YIELD
                              --------   -----     --------   -----     --------   -----     -------   -----     --------   -----
                              (IN THOUSANDS)
Securities Held to Maturity:
  One year or less..........  $  6,506    4.68%          --      --     $  3,427    8.32%    $    10    6.00%    $  9,943    5.94%
  After one through five
    years...................     1,095    5.20           --      --        3,641    9.83           2    7.38        4,738    8.75
  After five through ten
    years...................        --      --           --      --        2,030    8.68          --      --        2,030    8.68
  After ten years...........        --      --           --      --          135    8.19       7,779    5.98        7,914    6.02
                              --------   -----     --------   -----     --------   -----     -------   -----     --------   -----
        Total Securities
          Held to
          Maturity..........  $  7,601    4.75%          --      --     $  9,233    8.99%    $ 7,791    5.98%    $ 24,625    6.73%
                              --------   -----     --------   -----     --------   -----     -------   -----     --------   -----
Securities Available for
  Sale:
  One year or less..........  $ 29,160    6.40%    $  9,749    6.88%    $ 15,363    7.90%    $12,226    6.40%    $ 66,498    6.81%
  After one through five
    years...................    80,730    6.29       29,441    5.76       67,868    7.70      25,708    6.05      203,747    6.65
  After five through ten
    years...................     1,637    8.89       15,328    7.91      102,449    7.35       1,034    6.12      120,448    7.43
  After ten years...........        --      --           --      --       36,947    8.69       9,251    3.96       46,198    7.72
  Mortgage-backed
    securities(2)...........        --      --      418,665    7.13           --      --      28,488    6.61      447,153    7.10
                              --------   -----     --------   -----     --------   -----     -------   -----     --------   -----
        Total Securities
          Available for
          Sale..............  $111,527    6.35%    $473,183    7.07%    $222,627    7.71%    $76,707    6.06%    $884,044    7.05%
                              --------   -----     --------   -----     --------   -----     -------   -----     --------   -----
        Total Securities....  $119,128    6.25%    $473,183    7.07%    $231,860    7.76%    $84,498    6.05%    $908,669    7.04%
                              ========   =====     ========   =====     ========   =====     =======   =====     ========   =====

------------
(1) Yields were calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(2) Mortgage-backed security maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without any penalties. Therefore, these securities are not included within the maturity categories above.

                                    TABLE 6

                    MATURITY OF TIME DEPOSITS OVER $100,000

                                                          DECEMBER 31, 1995
                             ----------------------------------------------------------------------------
                                                      TIME REMAINING TO MATURITY
                             ----------------------------------------------------------------------------
                              DUE WITHIN       THREE TO         SIX TO             AFTER
                             THREE MONTHS     SIX MONTHS     TWELVE MONTHS     TWELVE MONTHS      TOTAL
                             ------------     ----------     -------------     -------------     --------
                                                            (IN THOUSANDS)
Certificates of deposit....    $ 55,230        $ 46,537         $44,258          $ 105,747       $251,772
Other time deposits........      10,304           3,813             496              1,058         15,671
                             ------------     ----------     -------------     -------------     --------
          TOTAL............    $ 65,534        $ 50,350         $44,754          $ 106,805       $267,443
                             ==========        ========      ===========       ===========       ========

                                    TABLE 7

      RATE SENSITIVITY OF EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                                                  DECEMBER 31, 1995
                                       -----------------------------------------------------------------------
                                         1-30        31-90      91-180      181-365      OVER 1
                                         DAYS        DAYS        DAYS        DAYS         YEAR        TOTAL
                                       ---------   ---------   ---------   ---------   ----------   ----------
                                                                   (IN THOUSANDS)
Interest earning deposits in banks...  $     260   $      --   $      --   $           $       --   $      260
Federal funds sold and other
  short-term investments.............      9,050          --          --          --           --        9,050
Mortgage loans held for sale.........     11,061       4,740          --          --           --       15,801
Investment securities................     66,220      12,638      17,777      59,898      752,136      908,669
Net loans............................    322,825      75,287      75,129     136,482      676,238    1,285,961
                                       ---------   ---------   ---------   ---------   ----------   ----------
     Total Earning Assets............  $ 409,416   $  92,665   $  92,906   $ 196,380   $1,428,374   $2,219,741
                                       =========   =========   =========   =========    =========    =========
Interest-bearing deposits............  $ 635,638   $  83,523   $ 160,799   $ 174,457   $  458,056   $1,512,473
Short-term borrowings................    182,770     103,930       3,480       1,862           --      292,042
Long-term borrowings.................        446      17,004           7          14       90,332      107,803
                                       ---------   ---------   ---------   ---------   ----------   ----------
     Total Interest-Bearing
       Liabilities...................    818,854     204,457     164,286     176,333      548,388    1,912,318
                                       ---------   ---------   ---------   ---------   ----------   ----------
Net Asset (Liability) Repricing
  Difference.........................   (409,438)   (111,792)    (71,380)     20,047      879,986   $  307,423
                                                                                                     =========
                                       ---------   ---------   ---------   ---------   ----------
Cumulative Asset (Liability)
  Repricing Difference...............  $(409,438)  $(521,230)  $(592,610)  $(572,563)  $  307,423
                                       =========   =========   =========   =========    =========
Cumulative Rate Sensitive Assets
  (RSA) to Rate Sensitive Liabilities
  (RSL)..............................       0.50        0.49        0.50        0.58         1.16
                                       =========   =========   =========   =========    =========
Cumulative Asset (Liability)
  Repricing Difference as a Percent
  of Earning Assets..................     (18.4%)     (23.5%)     (26.7%)     (25.8%)       13.8%
                                       =========   =========   =========   =========    =========

---------------

The above table shows a cumulative unadjusted RSA to RSL ratio. While this is important, it only represents a static view of interest rate sensitivity. AMCORE's asset/liability management policy focuses on an adjusted rate sensitivity position, which is adjusted to account for changes in the rate of variance of net interest income resulting from changes in interest rates. For further discussion refer to the Net Interest Income and Interest Rate Sensitivity and Liquidity sections of the Management's Discussion and Analysis of the Results of Operations and Financial Condition.

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                                                         AS OF DECEMBER 31,
                                                                      -------------------------
                                                                         1995           1994
                                                                      ----------     ----------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents...........................................  $  101,082     $   92,201
Interest earning deposits in banks..................................         260            508
Federal funds sold and other short-term investments.................       9,050          5,656
Mortgage loans held for sale........................................      15,801         10,184
Securities available for sale.......................................     884,044        318,246
Securities held to maturity (market value: $24,967 in 1995; $444,455
  in 1994)..........................................................      24,625        466,211
                                                                      ----------     ----------
          Total securities (Note 3).................................  $  908,669     $  784,457
Net loans and leases (Note 4).......................................   1,272,900      1,148,568
Premises and equipment, net (Note 6)................................      49,670         49,178
Intangible assets, net..............................................      14,314         18,314
Other real estate owned.............................................       2,116          1,099
Other assets........................................................      44,670         41,818
                                                                      ----------     ----------
          TOTAL ASSETS..............................................  $2,418,532     $2,151,983
                                                                       =========      =========
LIABILITIES
Deposits:
  Interest bearing..................................................  $1,512,473     $1,456,702
  Non-interest bearing..............................................     265,232        250,857
                                                                      ----------     ----------
          Total deposits............................................  $1,777,705     $1,707,559
Short-term borrowings (Note 9)......................................     292,042        208,525
Long-term borrowings (Note 10)......................................     107,803         26,487
Other liabilities...................................................      31,120         23,253
                                                                      ----------     ----------
          TOTAL LIABILITIES.........................................  $2,208,670     $1,965,824
                                                                      ----------     ----------
STOCKHOLDERS' EQUITY
Preferred stock, $1 par value: authorized 10,000,000 shares; issued
  none..............................................................  $       --     $       --
Common stock, $.33 par value: authorized 30,000,000 shares;

                   1995            1994
                ----------      ----------
  Issued        14,926,695      14,926,695
  Outstanding   14,174,183      14,039,680 ..............................       4,976          4,976
Additional paid-in capital..........................................      56,412         56,533
Retained earnings (Notes 10 and 12).................................     149,315        139,245
Treasury stock and other............................................      (6,659)        (8,296)
Net unrealized gain (loss) on securities available for sale.........       5,818         (6,299)
                                                                      ----------     ----------
          TOTAL STOCKHOLDERS' EQUITY................................  $  209,862     $  186,159
                                                                      ----------     ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................  $2,418,532     $2,151,983
                                                                       =========      =========

          See accompanying notes to consolidated financial statements.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                           DATA)
INTEREST INCOME
Interest and fees on loans and leases......................  $109,488     $ 90,719     $ 84,894
Interest on securities:
  Taxable..................................................    39,530       32,030       34,788
  Tax-exempt...............................................    11,984       12,552       10,209
                                                             --------     --------     --------
          Total Income from Securities.....................  $ 51,514     $ 44,582     $ 44,997
Interest on federal funds sold and other short-term
  investments..............................................       490          585        1,289
Interest and fees on mortgage loans held for sale..........     2,971        2,893        5,854
Interest on deposits in banks..............................        23          176          150
                                                             --------     --------     --------
          TOTAL INTEREST INCOME............................  $164,486     $138,955     $137,184
INTEREST EXPENSE
Interest on deposits.......................................  $ 68,062     $ 53,202     $ 54,205
Interest on short-term borrowings..........................    14,574        5,595        3,008
Interest on long-term borrowings...........................     2,050        2,058        2,119
Other......................................................       394          340          295
                                                             --------     --------     --------
          TOTAL INTEREST EXPENSE...........................  $ 85,080     $ 61,195     $ 59,627
                                                             --------     --------     --------
          NET INTEREST INCOME..............................  $ 79,406     $ 77,760     $ 77,556
Provision for loan and lease losses (Note 4)...............     2,692          628        2,124
                                                             --------     --------     --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE
  LOSSES...................................................  $ 76,714     $ 77,132     $ 75,432
OTHER INCOME
Trust revenues.............................................  $ 11,401     $ 10,910     $ 10,158
Service charges on deposits................................     6,986        6,742        6,455
Mortgage revenues..........................................     3,584        3,687        4,048
Collection fee income......................................     1,831        1,700        1,913
Other......................................................     7,913        7,087        5,868
                                                             --------     --------     --------
          TOTAL OTHER INCOME, EXCLUDING NET
            REALIZED SECURITY GAINS........................  $ 31,715     $ 30,126     $ 28,442
Net realized security gains................................     2,298          908        1,163
                                                             --------     --------     --------
          TOTAL OTHER INCOME...............................  $ 34,013     $ 31,034     $ 29,605
OPERATING EXPENSES
Compensation expense.......................................  $ 36,416     $ 32,659     $ 32,220
Employee benefits..........................................     9,246        8,726        8,605
Net occupancy expense......................................     5,068        4,739        4,392
Equipment expense..........................................     8,229        6,276        5,042
Insurance expense..........................................     2,765        4,528        4,492
Professional fees..........................................     2,733        3,370        2,384
Advertising and business development.......................     2,437        2,377        2,079
Amortization of intangible assets..........................     2,331        2,585        3,561
Impairment of long-lived assets (Note 7)...................     3,269           --           --
Other......................................................    14,946       13,430       13,361
                                                             --------     --------     --------
          TOTAL OPERATING EXPENSES.........................  $ 87,440     $ 78,690     $ 76,136
                                                             --------     --------     --------
INCOME BEFORE INCOME TAXES.................................  $ 23,287     $ 29,476     $ 28,901
Income taxes (Note 14).....................................     5,016        7,675        7,461
                                                             --------     --------     --------
NET INCOME.................................................  $ 18,271     $ 21,801     $ 21,440
                                                             ========     ========     ========
EARNINGS PER COMMON SHARE..................................  $   1.30     $   1.55     $   1.53
DIVIDENDS PER COMMON SHARE.................................      0.58         0.55         0.41
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.................    14,083       14,023       13,972

          See accompanying notes to consolidated financial statements.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                NET UNREALIZED
                                                                                                GAIN (LOSS) ON
                                                            ADDITIONAL              TREASURY      SECURITIES        TOTAL
                                                   COMMON    PAID-IN     RETAINED     STOCK       AVAILABLE      STOCKHOLDERS'
                                                   STOCK     CAPITAL     EARNINGS   AND OTHER      FOR SALE         EQUITY
                                                   ------   ----------   --------   ---------   --------------   ------------
                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31, 1992, as previously
  reported.......................................  $4,424    $ 50,727    $ 98,335   $(10,432 )           --        $143,054
Adjustment for pooling-of-interests (Note 2).....    546        5,654      11,075        (33 )           --          17,242
                                                   ------     -------    --------    -------         ------        --------
Balance at December 31, 1992, as restated........  $4,970    $ 56,381    $109,410   $(10,465 )           --        $160,296
                                                   ------     -------    --------    -------         ------        --------
  Net Income.....................................     --           --      21,440         --             --          21,440
  Cash dividends on common stock--$.41 per
    share........................................     --           --      (5,730)        --             --          (5,730)
  Issuance of 22,330 shares for Non-Employee
    Directors....................................     --          128          --       (128 )           --              --
  Non-Employee Directors compensation expense....     --           --          --        300             --             300
  Reissuance of 140,970 treasury shares under
    incentive stock option plans.................     --           (7)         --      1,316             --           1,309
                                                   ------     -------    --------    -------         ------        --------
Balance at December 31, 1993.....................  $4,970    $ 56,502    $125,120   $ (8,977 )     $      0        $177,615
                                                   ------     -------    --------    -------         ------        --------
  Recognition of unrealized gain on securities
    available for sale, net of tax...............     --           --          --         --          6,408           6,408
  Net Income.....................................     --           --      21,801         --             --          21,801
  Cash dividends on common stock--$.55 per
    share........................................     --           --      (7,678)        --             --          (7,678)
  Proceeds from sale of 17,203 shares of common
    stock........................................      6           83          --         --             --              89
  Issuance of 4,032 shares for Non-Employee
    Directors....................................     --           36          --        (36 )           --              --
  Non-Employee Directors compensation expense....     --           --          --        360             --             360
  Reissuance of 22,533 treasury shares under
    incentive stock option plans.................     --          (88)          2        357             --             271
  Net change in unrealized gains and losses on
    securities available for sale, net of tax....     --           --          --         --        (12,707)        (12,707)
                                                   ------     -------    --------    -------         ------        --------
Balance at December 31, 1994.....................  $4,976    $ 56,533    $139,245   $ (8,296 )     $ (6,299)       $186,159
                                                   ------     -------    --------    -------         ------        --------
  Net Income.....................................     --           --      18,271         --             --          18,271
  Cash dividends on common stock--$.58 per
    share........................................     --           --      (8,199)        --             --          (8,199)
  Issuance of 36,622 shares for Non-Employee
    Directors....................................     --          120          --       (120 )           --              --
  Non-Employee Directors compensation expense....     --           --          --        280             --             280
  Reissuance of 99,881 treasury shares under
    incentive stock option plans.................     --         (241)         (2)     1,477             --           1,234
  Net change in unrealized gains and losses on
    securities available for sale, net of tax....     --           --          --         --         12,117          12,117
                                                   ------     -------    --------    -------         ------        --------
Balance at December 31, 1995.....................  $4,976    $ 56,412    $149,315   $ (6,659 )     $  5,818        $209,862
                                                   ======     =======    ========    =======         ======        ========

          See accompanying notes to consolidated financial statements.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                             1995          1994          1993
                                                           ---------     ---------     --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...............................................  $  18,271     $  21,801     $ 21,440
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization of premises and
     equipment...........................................      4,854         4,474        4,112
  Amortization and accretion of securities, net..........        694         3,762        5,818
  Provision for loan and lease losses....................      2,692           628        2,124
  Amortization of intangible assets......................      2,331         2,585        3,561
  Gain on sale of securities.............................         --            --       (1,212)
  Loss on sale of securities.............................         --            --           52
  Gain on sale of securities available for sale..........     (2,429)       (1,465)          --
  Loss on sale of securities available for sale..........        127           578           --
  Gain on sale of securities held to maturity............         --          (100)          --
  Loss on sale of securities held to maturity............         --            40           --
  Gain on sale of trading securities.....................         (1)           (3)          (3)
  Loss on sale of trading securities.....................          5            42           --
  Purchase of trading securities.........................     (8,017)         (475)      (9,960)
  Proceeds from sale of trading securities...............      8,013         1,745        9,259
  Impairment of long-lived assets........................      3,269            --           --
  Write-down of other real estate owned..................        540            --           --
  Non-employee directors compensation expense............        280           360          300
  Deferred income taxes..................................     (1,784)          (28)      (4,105)
  Net (increase) decrease in mortgage loans held for
     sale................................................     (5,617)       13,629       (6,510)
  Other, net.............................................        653        (1,015)       5,806
                                                           ---------     ---------     --------
          Net cash provided by operating activities......  $  23,881     $  46,558     $ 30,682
                                                           =========     =========     ========
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities...................  $ 172,705     $ 163,903     $212,191
Proceeds from sales of securities available for sale.....    242,520        81,981           --
Proceeds from sales of securities held to maturity.......         --         9,586           --
Proceeds from sales of securities........................         --            --       62,824
Purchase of securities held to maturity..................    (65,727)      (70,561)          --
Purchase of securities available for sale................   (452,597)     (250,434)          --
Purchase of securities...................................         --            --     (274,334)
Net (increase) decrease in federal funds sold
  and other short-term investments.......................     (3,394)        6,226       14,256
Net decrease in interest earning deposits in banks.......        248         3,850          262
Net increase in loans and leases.........................   (129,639)     (128,259)     (43,443)
Proceeds from the sale of premises and equipment.........        300           735          236
Premises and equipment expenditures......................     (7,244)       (9,773)      (8,152)
Purchase of subsidiaries less cash acquired..............         --            --       (1,026)
                                                           ---------     ---------     --------
          Net cash required for investing activities.....  $(242,828)    $(192,746)    $(37,186)
                                                           =========     =========     ========

          See accompanying notes to consolidated financial statements.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits and savings
  accounts.................................................  $  6,189     $ 14,551     $(14,776)
Net increase in time deposits..............................    63,957       49,326        8,799
Net increase in short-term borrowings......................    83,517       95,179       19,600
Proceeds from long-term borrowings.........................    88,250           80           --
Payment of long-term borrowings............................    (7,120)      (5,765)      (3,809)
Dividends paid.............................................    (8,199)      (7,678)      (5,730)
Proceeds from sale of common stock.........................        --           89           --
Proceeds from exercise of incentive stock options..........     1,234          271        1,309
                                                             --------     --------     --------
          Net cash provided by financing activities........  $227,828     $146,053     $  5,393
                                                             --------     --------     --------
Net change in cash and cash equivalents....................  $  8,881     $   (135)    $ (1,111)
Cash and cash equivalents:
  Beginning of year........................................    92,201       92,336       93,447
                                                             --------     --------     --------
  End of period............................................  $101,082     $ 92,201     $ 92,336
                                                             ========     ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
  Interest paid to depositors..............................  $ 65,730     $ 52,642     $ 54,822
  Interest paid on borrowings..............................    15,692        7,349        5,217
  Income taxes paid........................................     6,192        8,956       11,626
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of non-interest bearing note for purchase of
  financial services subsidiary............................        --           --        2,796
Other real estate acquired in settlement of loans..........     2,615          578        2,043
Transfer of short-term investments to securities available
  for sale.................................................        --       10,307           --
Transfer of investment securities to securities available
  for sale.................................................        --      198,643           --
Transfer of investment securities to securities held to
  maturity.................................................        --      518,790           --
Transfer of securities held to maturity to available for
  sale.....................................................   398,331           --           --
Transfer of securities available for sale to held to
  maturity.................................................        --       66,488           --
Unamortized unrealized loss on securities transferred from
  available for sale to held to maturity, net of tax.......        --        1,425           --

          See accompanying notes to consolidated financial statements.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of AMCORE Financial, Inc. and subsidiaries (Company) conform to generally accepted accounting principles. The following is a summary of the more significant accounting policies of the Company.

DESCRIPTION OF THE BUSINESS

     The Company is a multi-bank holding company located in northern Illinois and conducts its principal business activities with businesses and individuals located within this market area. The primary business of the Company is the extension of credit and the collection of deposits with commercial and financial, agricultural, real estate and consumer loan customers throughout northern Illinois. Although the Company has a diversified loan portfolio, adverse changes in the local economy would have a direct impact on the credit risk in the portfolio.

     The Company also offers a variety of financial services through its financial services subsidiaries. These include mortgage banking, personal and employee benefit trust administration for individuals, estates and corporations, consumer finance, investment management, brokerage, insurance, debt collection services and the reinsurance of credit life and accident and health insurance in conjunction with the lending activities of the Company's bank subsidiaries.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All prior year financial information has been restated to reflect the mergers that took place during 1994 and 1995 as explained in Note 2.

     The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers its cash on hand, amounts due from banks, and cash items in process of clearing to be cash and cash equivalents.

SECURITIES

     Securities are classified into three categories: held to maturity, available for sale and trading. Securities held to maturity are reported at amortized historical cost using the level yield method. Securities classified as available for sale are recorded at fair value with unrealized gains and losses recorded as a component of stockholders' equity, net of the related income tax effect. Trading securities are recorded at fair value with unrealized gains and losses recorded in earnings. There were no trading securities outstanding at December 31, 1995 and 1994.

     Realized gains and losses on all securities are recognized by the specific identification method upon sale or when values are deemed to be permanently impaired.

LOANS

     Loans are carried at their principal amount outstanding plus any unamortized net deferred origination costs or less any unamortized net deferred origination fees. Interest on commercial, real estate, and certain installment and consumer loans is accrued and recognized as income based upon the outstanding principal

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES
amount and the contractual interest rate of each loan. Unearned interest on discounted installment loans has been recognized as income using methods which approximate level rates of return over the terms of the loans. Loan origination fees and certain direct origination costs on loans retained in the portfolio are deferred and amortized over the expected life of each loan as an adjustment of the related loan's yield.

     On January 1, 1995, the Company adopted Statement of Financial Accounting Standard (FAS) No. 114--"Accounting by Creditors for Impairment of a Loan" and FAS No. 118--"Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures". Loans are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Under these statements, the impairment is measured based on the present value of expected future cash flows, or alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral-dependent, and for which management has determined foreclosure is probable, the measure of impairment is based on the fair value of the collateral. These new statements also require certain disclosures about impaired loans and the allowance for loan losses and interest income recognized on those loans, and are shown in Note 4. The effect of adopting these statements was not material.

     For impaired loans, the accrual of interest income is discontinued when management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. Cash collections on impaired loans reduce the principal balance, and no interest income is recognized until the remaining principal balance has been collected. An impaired loan is returned to accrual status when management determines that the borrower's financial condition has improved such that both the remaining principal and interest are deemed collectible.

ALLOWANCE FOR LOAN AND LEASE LOSSES

     The allowance for loan and lease losses is established through a provision charged to expense. Loans and leases are charged against the allowance when management believes the collectibility of principal is unlikely. The allowance is an amount that management estimates will be adequate to absorb possible future losses on existing loans and leases. The evaluation of the allowance is based on past loan loss experience, regular evaluation collectibility by management, lending officers and corporate loan review staff, overall loan quality, the nature and size of the portfolio, review of specific problem loans, and current and anticipated economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or other factors.

MORTGAGE LOANS HELD FOR SALE

     Mortgage loans originated and intended for sale in the secondary market are recorded at the lower of cost or estimated market value in the aggregate. Gains and losses on the sale of mortgage loans and servicing fee income are included in other non-interest income.

     When the sale of mortgage loans results in an average contractual interest rate, adjusted for normal servicing fees, that differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated life of such loans. The resulting difference, or excess servicing, is capitalized and amortized over the estimated life using a method approximating the interest method. The unamortized balance is periodically evaluated in relation to estimated future net servicing revenues, taking into consideration changes in interest rates, current prepayment speeds and expected future cash flows.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

MORTGAGE SERVICING RIGHTS

     The Company elected early adoption of FAS No. 122--"Accounting for Mortgage Servicing Rights", effective January 1, 1995. This new statement requires the recognition as separate capitalized assets the value of rights to service mortgage loans for others. These servicing rights are either attained through the origination of mortgage loans or the purchase of a servicing rights portfolio. Prior to the adoption of FAS No. 122, only purchased mortgage servicing rights were capitalized. When the originated mortgage loans are sold or securitized into the secondary market, the Company allocates the total cost of the mortgage loans between mortgage servicing rights and the loans, based on their relative fair values. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues.

     Mortgage servicing rights are periodically evaluated for impairment. For purposes of measuring impairment, the servicing rights are stratified into pools based on one or more predominant risk characteristics of the underlying loans including loan type, interest rate, term and geographic location. Impairment represents the excess of carrying value of a stratified pool over its fair value, and is recognized through a valuation allowance. The fair value of each servicing rights pool is evaluated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. Estimates of fair value include assumptions about prepayment speeds, interest rates, and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of mortgage servicing rights, and the related valuation allowance, to change significantly in the future.

PREMISES AND EQUIPMENT

     Premises and equipment including leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally on the straight-line method over the estimated useful life of the assets. Leasehold improvements are being amortized using the straight-line method over the terms of the respective leases or their useful lives, whichever is shorter.

INTANGIBLE ASSETS

     Certain intangible assets, such as core deposit intangibles and goodwill, have arisen from the purchase of subsidiaries. Core deposit intangibles represent a valuation of acquired deposit relationships and are being amortized based on the present value of the future net income or cost savings derived from the related deposits over an original period ranging from six to twelve years. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired and is being amortized over a maximum of fifteen years using the straight-line method.

IMPAIRMENT OF LONG-LIVED ASSETS

     In March 1995, the FASB issued FAS No. 121--"Accounting for the Impairment of Long-Lived Assets". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement is effective for fiscal years beginning after December 15, 1995; however, the Company elected to adopt FAS No. 121 in June 1995. The early adoption of this new statement resulted in an impairment charge of $3,269,000, as explained in Note 7.

OTHER REAL ESTATE OWNED

     Other real estate owned is comprised of real properties acquired in partial or full satisfaction of loans. These properties are carried in other assets at the lower of cost or fair market value less estimated costs to sell the properties. When the property is acquired through foreclosure, any excess of the related loan balance over

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES
the adjusted fair market value less expected sales costs, is charged against the allowance for loan and lease losses. Subsequent write-downs or gains and losses upon sale, if any, are charged to other operating expense.

TRUST ASSETS

     Assets that are held by subsidiaries in a fiduciary or agency capacity are not included in the consolidated financial statements as they are not assets of the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company provides disclosures about the estimated fair value of its financial instruments. A financial instrument is defined as cash, evidence of ownership in an entity, or a contract that both imposes on one entity a contractual obligation to deliver or exchange a financial instrument and conveys to the other entity a contractual right to receive or exchange a financial instrument. A significant portion of the Company's balance sheet components are considered financial instruments, including cash, investments, loans, deposits and borrowings. Certain off-balance sheet commitments are also considered financial instruments. In addition, the Company provides disclosures about the fair value of derivatives. A derivative financial instrument is defined as a futures, forward, swap, option contract, or other financial instrument with similar characteristics.

     Estimated fair values were determined using various methods and assumptions as explained in Note 5. See also Note 11 for further disclosure of derivative financial instruments.

INTEREST RATE CONTRACTS

     Interest rate swap agreements and other derivative contracts are used to manage interest rate exposure by hedging certain assets and liabilities. Income and expense are accrued under the terms of the agreements based on expected settlement payments, and are recorded as a component of net interest income.

INCOME TAXES

     The Company and its subsidiaries file consolidated federal and state income tax returns. Deferred income taxes are provided using the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying the applicable tax rate to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

     The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of any such tax law change.

EARNINGS PER SHARE

     Earnings per share is based on dividing net income by the weighted average number of shares of common stock outstanding during the periods, as adjusted for common stock equivalents. Common stock equivalents consist of shares issuable under options granted pursuant to incentive stock option plans. The fully-dilutive effect of common equivalents on earnings per share was less than 3% for all years presented. Earnings per share amounts have been restated to give effect to mergers accounted for as a pooling of interests.

NEW ACCOUNTING STANDARD

     In October 1995, the FASB issued FAS No. 123--"Accounting for Stock Based Compensation", which is effective for fiscal years beginning after December 15, 1995. This new standard encourages, but does not require, companies to charge to expense, at the grant date, the fair value of stock based compensation awards. If this new accounting method is not adopted, additional footnote disclosure is required to show the pro-forma

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES
impact this new accounting method would have on net earnings and earnings per share. It is expected the Company will not adopt the new accounting methodology, but will provide the required footnote disclosures in 1996.

NOTE 2--MERGERS AND ACQUISITIONS

     On May 24, 1995, NBM Bancorp, Inc. (NBM), a two-bank holding company, merged into the Company, which issued 6.829 common shares for each of the 240,000 outstanding NBM shares for a total of 1,638,960 shares. At the date of the merger, NBM had total assets of approximately $166 million.

     On December 19, 1994, NBA Holding Company of Aledo, Illinois (NBA), a one-bank holding company, merged into the Company, which issued 1,020,000 shares of common stock in exchange for all of the 10,000 outstanding shares of NBA stock. NBA had total assets of approximately $95 million at the date of the merger. On August 1, 1994, First State Bancorp of Princeton, Illinois, Inc.
(FSB), a three-bank holding company, merged into the Company, which issued 1.835 common shares for each of the 527,422 outstanding FSB shares for a total of 967,819 shares. FSB had total assets of approximately $160 million at the date of the merger.

     Each of these mergers were accounted for as a pooling of interests and, accordingly, all prior year financial statements and related financial information of the Company have been restated to include NBM, NBA and FSB. The results of operations of the separate companies for the periods prior to the combinations are summarized as follows:

                                              AMCORE                                     COMBINED
                                              FINANCIAL    FSB        NBA        NBM      TOTAL
                                              -------     ------     ------     ------   --------
                                                                (IN THOUSANDS)
Year ended December 31, 1993:
  Net interest income.......................  $62,451     $5,310     $3,663     $6,132   $77,556
  Net income................................  15,783       1,372      1,897      2,388    21,440
Seven months ended July 31, 1994:
  Net interest income.......................  $36,000     $3,018          *          *   $39,018
  Net income................................   9,362         631          *          *     9,993
Eleven months ended November 30, 1994:
  Net interest income.......................  $61,813         **     $3,505          *   $65,318
  Net income................................  15,905          **      1,660          *    17,565
Year ended December 31, 1994:
  Net interest income.......................  $71,726         **         **     $6,034   $77,760
  Net income................................  19,600          **         **      2,201    21,801
Four months ended April 30, 1995:
  Net interest income.......................  $23,773         **         **     $1,848   $25,621
  Net income................................   5,767          **         **        172     5,939

---------------

 * Not required since merger took place subsequent to the aforementioned date.

** The AMCORE Financial amounts include the results of mergers completed prior to the aforementioned date.

     On August 15, 1994, an affiliate of the Company acquired a local insurance agency for $170,000 in cash. The entire purchase price was allocated to intangible assets. As discussed in Note 7, the unamortized intangible balance of $140,000 was written-off in 1995. The results of operations of the insurance agency have been excluded from the consolidated statements of income for the periods prior to the acquisition date.

     On January 19, 1993, the Company purchased the assets and assumed certain liabilities of a local collection agency for $1 million in cash and a non-interest bearing note with a discounted value of $2.8 million.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

The total acquisition cost exceeded the fair value of the identifiable assets acquired by $1 million and was allocated to goodwill. In 1995, the remaining balance of goodwill and a portion of the remaining customer list intangible were written-off (see Note 7). The results of operations of the collection agency have been excluded from the consolidated statements of income for the periods prior to the acquisition date.

NOTE 3--SECURITIES

     A summary of securities at December 31, 1995 and 1994 were as follows:

                                                                  GROSS          GROSS
                                                  AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                                                    COST          GAINS          LOSSES        VALUE
                                                  ---------     ----------     ----------     --------
                                                                     (IN THOUSANDS)
At December 31, 1995:
  Securities Held to Maturity:
     U.S. Treasury..............................  $   7,601      $     25       $      (6)    $  7,620
     State and political subdivisions...........      9,233           318             (20)       9,531
     Corporate obligations and other............      7,791            25              --        7,816
                                                   --------       -------        --------     --------
       Total Securities Held to Maturity........  $  24,625      $    368       $     (26)    $ 24,967
                                                   ========       =======        ========     ========
  Securities Available for Sale:
     U.S. Treasury..............................  $ 110,382      $  1,342       $    (197)    $111,527
     U.S. Government agencies...................     54,128           543            (153)      54,518
     Mortgage-backed securities.................    415,125         4,174            (634)     418,665
     State and political subdivisions...........    218,273         5,418          (1,064)     222,627
     Corporate obligations and other............     76,546           562            (401)      76,707
                                                   --------       -------        --------     --------
       Total Securities Available for Sale......  $ 874,454      $ 12,039       $  (2,449)    $884,044
                                                   --------       -------        --------     --------
          Total Securities......................  $ 899,079      $ 12,407       $  (2,475)    $909,011
                                                   ========       =======        ========     ========
At December 31, 1994:
  Securities Held to Maturity:
     U.S. Treasury..............................  $  52,883      $     85       $  (2,542)    $ 50,426
     U.S. Government agencies...................     51,455            21          (2,912)      48,564
     Mortgage-backed securities.................    123,495         2,602          (7,655)     118,442
     State and political subdivisions...........    206,972           436          (9,946)     197,462
     Corporate obligations and other............     31,406             7          (1,852)      29,561
                                                   --------       -------        --------     --------
       Total Securities Held to Maturity........  $ 466,211      $  3,151       $ (24,907)    $444,455
                                                   ========       =======        ========     ========
  Securities Available for Sale:
     U.S. Treasury..............................  $  98,687      $     39       $  (2,303)    $ 96,423
     U.S. Government agencies...................     13,960            33            (440)      13,553
     Mortgage-backed securities.................    148,811           195          (4,253)     144,753
     State and political subdivisions...........     28,110           408            (713)      27,805
     Corporate obligations and other............     36,466            56            (810)      35,712
                                                   --------       -------        --------     --------
       Total Securities Available for Sale......  $ 326,034      $    731       $  (8,519)    $318,246
                                                   --------       -------        --------     --------
          Total Securities......................  $ 792,245      $  3,882       $ (33,426)    $762,701
                                                   ========       =======        ========     ========

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     The amortized cost and market value of both securities held to maturity and securities available for sale as of December 31, 1995, by contractual maturity are shown below. Mortgage-backed security maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                                     AMORTIZED      MARKET
                                                                       COST         VALUE
                                                                     ---------     --------
                                                                         (IN THOUSANDS)
    Securities Held to Maturity:
      Due in one year or less......................................  $   9,943     $  9,973
      Due after one year through five years........................      4,738        4,823
      Due after five years through ten years.......................      2,030        2,231
      Due after ten years..........................................      7,914        7,940
                                                                     ---------     --------
         Total Securities Held to Maturity.........................  $  24,625     $ 24,967
                                                                      ========     ========
    Securities Available for Sale:
      Due in one year or less......................................  $  66,374     $ 66,498
      Due after one year through five years........................    200,979      203,747
      Due after five years through ten years.......................    118,541      120,448
      Due after ten years..........................................     44,997       46,198
      Mortgage-backed securities...................................    443,563      447,153
                                                                     ---------     --------
         Total Securities Available for Sale.......................  $ 874,454     $884,044
                                                                      ========     ========
         Total Securities..........................................  $ 899,079     $909,011
                                                                      ========     ========

     At December 31, 1995 and 1994, investment securities with a market value of approximately $541,391,000 and $382,455,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes required by law.

     In December 1995, approximately $398,331,000 of securities classified as held to maturity were reclassified into the available for sale category. This transfer was done in response to the FASB's decision to allow companies a one-time opportunity to reclassify their security portfolios. This reclassification will significantly improve the flexibility in managing interest and liquidity risks. While this may cause additional fluctuations in the unrealized gain or loss component of total stockholders' equity, it has no impact on regulatory risk-based capital calculations.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 4--LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

     The composition of the loan and lease portfolio at December 31, 1995 and 1994, was as follows:

                                                                     1995           1994
                                                                  ----------     ----------
                                                                       (IN THOUSANDS)
    Commercial, financial and agricultural......................  $  347,996     $  304,835
    Real estate-construction....................................      33,797         24,380
    Real estate-commercial......................................     284,069        271,745
    Real estate-residential.....................................     337,240        294,751
    Installment and consumer....................................     286,278        275,024
    Direct lease financing......................................         811            361
                                                                  ----------     ----------
      Gross loans and leases....................................  $1,290,191     $1,171,096
      Unearned income...........................................      (4,230)        (9,226)
                                                                  ----------     ----------
      Loans and leases, net of unearned income..................  $1,285,961     $1,161,870
      Allowance for loan and lease losses.......................     (13,061)       (13,302)
                                                                  ----------     ----------
              NET LOANS AND LEASES..............................  $1,272,900     $1,148,568
                                                                   =========      =========

     Impaired loan information as of and for the year ended December 31, 1995 is as follows:

                                                                                  1995
                                                                             --------------
                                                                             (IN THOUSANDS)
    Impaired loans for which an allowance has been provided................     $  2,665
    Impaired loans for which no allowance has been provided................        7,767
                                                                             --------------
    Total loans determined to be impaired..................................     $ 10,432
                                                                             ===========
    Allowance provided for impaired loans, included in the allowance for
      loan and lease losses................................................     $    670
                                                                             ===========
    Average recorded investment in impaired loans..........................     $ 10,650
    Interest income recognized from impaired loans.........................          306

     The components of non-performing loans and leases at December 31, 1994 was as follows:

                                                                                  1994
                                                                             --------------
                                                                             (IN THOUSANDS)
    Non-accrual............................................................     $ 10,536
    Restructured...........................................................        2,296
                                                                             --------------
              TOTAL NON-PERFORMING LOANS AND LEASES........................     $ 12,832
                                                                             ===========

     Past due loans 90 days or more and still accruing interest are not included above and totaled $1,301,000 and $846,000 at December 31, 1995 and 1994, respectively.

     Non-accrual and restructured loans and leases had the following effect on interest income for the years ended December 31, 1994 and 1993:

                                                                           1994      1993
                                                                          ------     -----
                                                                           (IN THOUSANDS)
    Income recognized...................................................  $  430     $ 524
    Income that would have been recognized in accordance with the
      original terms....................................................   1,066       940

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     An analysis of the allowance for loan and lease losses for the years ended December 31, 1995, 1994 and 1993 follows:

                                                             1995        1994        1993
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Balance at beginning of year..........................  $13,302     $14,482     $14,080
    Provision charged to expense..........................    2,692         628       2,124
    Loans charged off.....................................   (4,041)     (2,970)     (2,926)
    Recoveries on loans previously charged off............    1,108       1,162       1,204
                                                            -------     -------     -------
              BALANCE AT END OF YEAR......................  $13,061     $13,302     $14,482
                                                            =======     =======     =======

The allocation of the allowance for loan and lease losses at December 31, 1995 and 1994, was as follows:

                                                              1995                       1994
                                                     ----------------------     ----------------------
                                                                 PERCENT OF                 PERCENT OF
                                                                  LOANS IN                   LOANS IN
                                                     AMOUNT       CATEGORY      AMOUNT       CATEGORY
                                                     -------     ----------     -------     ----------
                                                     (IN THOUSANDS)
Commercial, financial and agricultural.............  $ 4,860         27.0%      $ 3,910         26.0%
Real estate........................................    2,079         50.8         2,214         50.5
Installment and consumer...........................    2,268         22.2         2,485         23.5
Impaired loans.....................................      670            *             *            *
Unallocated........................................    3,184            *         4,693            *
                                                      ------       ------        ------        -----
          TOTAL....................................  $13,061        100.0%      $13,302        100.0%
                                                      ======       ======        ======        =====

---------------

* Not applicable.

     The Company's subsidiaries have had, and are expected to have in the future, banking transactions with directors, executive officers, their immediate families and affiliated companies in which they are a principal stockholder (commonly referred to as related parties). These transactions were made in the ordinary course of business on substantially the same terms as comparable transactions with other borrowers.

     Related party loan transactions during 1995 and 1994 were as follows:

                                                                        1995        1994
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Balance at beginning of year.....................................  $26,438     $24,996
    New loans........................................................   21,551       7,761
    Repayments.......................................................  (22,002)     (6,319)
                                                                        ------      ------
              BALANCE AT END OF YEAR.................................  $25,987     $26,438
                                                                        ======      ======

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 5--FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments have been estimated by the Company using available market information and appropriate valuation methodologies as discussed below. Considerable judgement was required, however, to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange.

     The following table shows the carrying amounts and estimated fair values of financial instruments at December 31, 1995, and 1994 that have liquid markets in which fair value is assumed to be equal to the carrying amount, have readily available quoted market prices, or are based on quoted prices for similar financial instruments:

                                                          1995                         1994
                                                -------------------------     -----------------------
                                                CARRYING       ESTIMATED      CARRYING     ESTIMATED
                                                 AMOUNT        FAIR VALUE      AMOUNT      FAIR VALUE
                                                --------       ----------     --------     ----------
                                                (IN THOUSANDS)
Cash and cash equivalents.....................  $101,082        $ 101,082     $ 92,201      $  92,201
Interest earning deposits in banks............       260              260          508            508
Federal funds sold and other short-term
  investments.................................     9,050            9,050        5,656          5,656
Mortgage loans held for sale..................    15,801           16,225       10,184         10,200
Securities available for sale.................   844,044          844,044      318,246        318,246
Securities held to maturity...................    24,625           24,967      466,211        444,455

     The carrying amounts and estimated fair values of accruing loans and leases at December 31, 1995, and 1994 were as follows:

                                                      1995                          1994
                                           --------------------------     -------------------------
                                            CARRYING       ESTIMATED       CARRYING      ESTIMATED
                                             AMOUNT        FAIR VALUE       AMOUNT       FAIR VALUE
                                           ----------      ----------     ----------     ----------
                                           (IN THOUSANDS)
Commercial, financial and agricultural...  $  344,562      $  356,853     $  301,132     $  296,949
Real estate..............................     649,417         656,136        585,470        585,653
Installment and consumer, net............     280,739         280,464        264,371        259,904
Direct lease financing...................         811             816            361            336
                                           ----------      ----------     ----------     ----------
          Total loans....................  $1,275,529      $1,294,269     $1,151,334     $1,142,842

     Fair values of loans were estimated for portfolios of loans with similar characteristics. Loans were segregated by type as shown above and then each category was further segmented into fixed and floating interest rate terms. The fair value of fixed-rate loans, excluding residential real-estate loans, was calculated by discounting contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan. The cash flows were further reduced by estimated prepayment assumptions. Fair value for residential real-estate loans was estimated by discounting estimated future cash flows, adjusted for prepayment estimates, using market discount rates based on secondary market sources. Cash flow assumptions for credit card loans did not include the value of new receivables generated from existing cardholders over the remaining estimated life of the portfolio, thus understating the value of the entire credit card relationship. The fair value of non-accrual loans with a recorded book value of $10.4 million and $10.5 million in 1995 and 1994, respectively, was not estimated because it was not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     The following table shows the carrying amounts and estimated fair values of financial instrument liabilities and other off-balance sheet financial instruments at December 31, 1995, and 1994:

                                                          1995                         1994
                                                -------------------------     -----------------------
                                                CARRYING       ESTIMATED      CARRYING     ESTIMATED
                                                 AMOUNT        FAIR VALUE      AMOUNT      FAIR VALUE
                                                --------       ----------     --------     ----------
                                                (IN THOUSANDS)
Demand deposits and savings...................  $858,873        $ 858,873     $852,716      $ 852,716
Time deposits.................................   918,832          932,864      854,843        855,950
Short-term borrowings.........................   292,042          292,677      208,525        209,019
Long-term borrowings..........................   107,803          107,803       26,487         26,487
Commitments to extend credit..................  $     --        $    (297)    $     --      $    (264)
Standby letters of credit.....................       (44)            (201)         (58)          (177)
Interest rate swap agreements.................       (12)             (68)         (40)          (401)
Interest rate floor agreements................       126              829           --             --
Forward contracts.............................        --             (104)          --            (20)

     The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW and money market accounts, is equal to the carrying amount. There is, however, considerable additional value to the core deposits of the Company, a significant portion of which has not been recognized in the financial statements. This value results from the cost savings of these core funding sources versus obtaining higher-rate funding in the market. The fair value of time deposits was determined by discounting contractual cash flows using currently offered rates for deposits with similar remaining maturities. The estimated fair value of both accrued interest receivable and accrued interest payable was considered to be equal to the carrying value. The fair value of off-balance sheet instruments was estimated based on the amount the Company would pay to terminate the contracts or agreements, using current rates and, when appropriate, the current creditworthiness of the customer. The off-balance sheet carrying amounts shown above represent accruals or deferred fees arising from those unrecognized financial instruments.

     The above fair value estimates were made at a discrete point in time based on relevant market information and other assumptions about the financial instruments. As no active market exists for a significant portion of the Company's financial instruments, fair value estimates were based on judgements regarding current economic conditions, future expected cash flows and loss experience, risk characteristics and other factors. These estimates are subjective in nature and involve uncertainties and therefore cannot be calculated with precision. Changes in these assumptions could significantly affect these estimates. In addition, the fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to assess the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant investments in subsidiaries, specifically the trust, mortgage and brokerage operations, are not considered financial instruments and the franchise values have not been included in the fair value estimates. Similarly, premises and equipment and intangible assets have not been considered.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 6--PREMISES AND EQUIPMENT

     A summary of premises and equipment at December 31, 1995 and 1994, follows:

                                                                       1995         1994
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Land...........................................................  $  8,508     $  8,358
    Buildings and improvements.....................................    47,362       45,776
    Furniture and equipment........................................    30,135       26,665
    Leasehold improvements.........................................     4,261        3,667
    Construction in progress.......................................     1,703          771
                                                                     --------     --------
    Total premises and equipment...................................  $ 91,969     $ 85,237
    Accumulated depreciation and amortization......................   (42,299)     (36,059)
                                                                     --------     --------
              PREMISES AND EQUIPMENT, NET..........................  $ 49,670     $ 49,178
                                                                     ========     ========

NOTE 7--IMPAIRMENT OF LONG-LIVED ASSETS

     In June 1995, the Company recognized an impairment charge totaling $3,269,000 in conjunction with the early adoption of FAS No. 121--"Accounting for the Impairment of Long-Lived Assets". This charge resulted from changes in circumstances arising in 1995 that indicated the carrying values of assets noted below may not be fully recoverable. The charge was comprised of the following:

                                                                     AMOUNT
                                                                 --------------
                                                                 (IN THOUSANDS)
                Customer list intangibles and goodwill.........      $1,674
                Bank facilities................................       1,595
                                                                    -------
                  Total impairment charge......................      $3,269
                                                                 ===========

     The write-down of the customer list intangible at the collection agency was based on an analysis of net revenues from the original acquired customer list. The fair value of the customer list intangible and related goodwill was calculated by estimating future cash flows from the original acquired customer list. This analysis demonstrated a reduction of profitability from the original customer base, which was caused by a loss of customers and reduced volumes from other customers. Accordingly, the remaining unamortized balance of the customer list intangible was considered to be partially impaired and was written-down by $669,000. The entire unamortized balance of goodwill totaling $865,000 was written-off, as the goodwill was directly identified with the impaired customer list. The remaining unamortized customer list intangible acquired from a local insurance agency, with a balance of $140,000, was written-off. This write-off was primarily caused by an analysis of the performance of the August 1994 acquisition, which disclosed lower than anticipated renewal rates in comparison to historical experience prior to the acquisition.

     The write-down of bank facilities was based on the results of engineering studies and appraisals conducted in 1995 that identified concerns regarding the suitability of the buildings as income producing properties. As a result, the Company vacated non-banking related tenants and began activities to dispose of the buildings. The write-down was based on an estimate of future benefits from the continuing use of the properties as bank facilities.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 8--MORTGAGE SERVICING RIGHTS

     The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheets, was $874,069,000 and $620,172,000 at December 31, 1995 and 1994, respectively. The balance of loans serviced for others related to both originated and purchased capitalized servicing rights, as shown below, was $361,564,000 at the end of December 31, 1995. The remaining balance of originated loans sold and serviced for others also have servicing rights associated with them; however, these servicing rights arose prior to the adoption of FAS 122, and accordingly, have not been capitalized.

     The carrying value and fair value of capitalized mortgage servicing rights consisted of the following as of December 31, 1995:

                                                                              1995
                                                                         --------------
                                                                         (IN THOUSANDS)
        Unamortized cost of mortgage servicing rights..................      $4,485
        Valuation allowance............................................        (147)
                                                                             ------
          Carrying value of mortgage servicing rights..................      $4,338
                                                                             ======
          Fair value of mortgage servicing rights......................      $6,821
                                                                             ======

     The following is an analysis of the activity for mortgage servicing rights and the related valuation allowance for 1995:

                                                                              1995
                                                                         --------------
                                                                         (IN THOUSANDS)
        UNAMORTIZED COST OF MORTGAGE SERVICING RIGHTS
        Balance at beginning of year...................................      $1,022
        Additions of purchased mortgage servicing rights...............       2,715
        Additions of originated mortgage servicing rights..............       1,088
        Amortization...................................................        (340)
                                                                             ------
          Balance at end of year.......................................      $4,485
                                                                             ======
        VALUATION ALLOWANCE
        Balance at beginning of year...................................      $   --
        Impairment allowance charged to expense........................         147
                                                                             ------
          Balance at end of year.......................................      $  147
                                                                             ======

NOTE 9--SHORT-TERM BORROWINGS

     At December 31, 1995 and 1994, short-term borrowings consisted of:

                                                                       1995         1994
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Securities sold under agreements to repurchase.................  $243,057     $169,032
    Federal Home Loan Bank borrowings..............................    28,341        2,841
    Federal funds purchased........................................    12,759       33,300
    U.S. Treasury tax and loan note accounts.......................     4,200        3,115
    Commercial paper borrowings....................................     3,150           --
    Other short-term borrowings....................................       535          237
                                                                     --------     --------
      TOTAL SHORT-TERM BORROWINGS..................................  $292,042     $208,525
                                                                     ========     ========

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     Additional details on securities sold under agreements to repurchase are as follows:

                                                                       1995         1994
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Average balance during the year................................  $201,715     $ 98,660
    Maximum month-end balance during the year......................   283,703      169,032
    Weighted average rate during the year..........................     6.04%        4.40%
    Weighted average rate at December 31...........................     5.48%        5.65%
                                                                     ========     ========

     The Company has a commercial paper agreement with an unrelated financial institution that provides for the Company to issue non-rated short-term unsecured debt obligations at negotiated rates and terms, not to exceed $25,000,000. In the event the agent is unable to place the Company's commercial paper on a particular day, the proceeds are provided by overnight borrowings on a line of credit with the same financial institution. The commercial paper agreement was primarily established for the purpose of funding consumer finance receivables and mortgage loans held for sale.

NOTE 10--LONG-TERM BORROWINGS

     Long-term borrowings consisted of the following at December 31, 1995 and 1994:

                                                                        1995        1994
                                                                      --------     -------
                                                                         (IN THOUSANDS)
    Term loan.......................................................  $ 17,000     $22,000
    Federal Home Loan Bank borrowings...............................    88,250          --
    Other long-term borrowings......................................     2,553       4,487
                                                                      --------     -------
              TOTAL LONG-TERM BORROWINGS............................  $107,803     $26,487
                                                                      ========     =======

     The term loan agreement (Agreement) was renegotiated with another unrelated financial institution in November 1995. It provides for semi-annual principal payments and allows for several interest rate and funding period options. At December 31, 1995, the interest rate was 7.44%.

     The Agreement contains several restrictive covenants, including restrictions on dividends to stockholders, maintenance of various capital adequacy levels, and certain restrictions with regard to other indebtedness. Generally, future dividends are limited to $5,000,000 plus 35% of cumulative consolidated net income during the period from September 30, 1995 to the end of the most recent reporting date. As of December 31, 1995, the Company had $5,076,000 of unrestricted earnings available for additional dividends. All capital adequacy ratios remained well above the required minimums.

     In December 1995, several of the Company's subsidiary banks borrowed $88,250,000 from the Federal Home Loan Bank in connection with the purchase of mortgage-backed securities. The average maturity of these borrowings is 2.9 years, with a weighted average borrowing rate of 5.70%.

     Other long-term borrowings principally include a non-interest bearing note from the January 1993 acquisition of a local collection agency, which had a balance of $2,511,000 and $2,769,000 at December 31, 1995 and 1994,
respectively. The note requires annual principal payments of $444,000 beginning in 1994 through 2002. The note was discounted at an interest rate of 8.0%.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     Scheduled reductions of long-term borrowings are as follows:

                                                                     TOTAL
                                                                 --------------
                                                                 (IN THOUSANDS)
                1996...........................................     $  3,706
                1997...........................................       41,718
                1998...........................................       28,726
                1999...........................................       29,002
                2000...........................................        3,780
                Thereafter.....................................          871
                                                                    --------
                          TOTAL................................     $107,803
                                                                    ========

NOTE 11--FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to effectively manage its exposure to market risk.

     Credit risk is the possibility that the Company will incur a loss due to the other party's failure to perform under its contractual obligations. The Company's exposure to credit loss in the event of non-performance by the other party with regard to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for actual extensions of credit. The credit risk involved for commitments to extend credit and in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, securities, inventory, property and equipment and income-producing commercial properties.

     Market risk is the possibility that, due to changes in interest rates or other economic conditions, the Company's net interest income will be adversely affected. The financial instruments utilized by the Company to manage this risk include interest rate swaps, interest rate floor agreements, and forward contracts. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The contract or notional amount of interest rate swap and floor agreements and forward contracts do not represent exposure to credit risk.

     A summary of the contract or notional amount of the Company's exposure to off-balance sheet risk as of December 31, 1995 and 1994, is as follows:

                                                                       1995         1994
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Financial instruments whose contract amounts represent credit risk only:
      Commitments to extend credit.................................  $335,557     $177,323
      Standby letters of credit....................................    17,512       17,622
    Financial instruments whose contract or notional amounts
      represent market risk only:
      Interest rate floor agreements...............................    75,000           --
      Interest rate swap agreements................................    28,127       42,500
      Forward contracts............................................    13,820        2,600

     Commitments to extend credit are contractual agreements entered into with customers as long as there is no violation of any condition established on the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES
to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.

     The Company has no derivative financial instruments held or issued for trading purposes. The derivative financial instruments with which the Company is involved are utilized for purposes of asset/liability management to modify the existing market risk characteristics of certain hedged assets and liabilities. An interest rate swap agreement is the most common financial instrument used for these purposes and involves the exchange of fixed and floating rate interest payment obligations based on the underlying notional principal amounts. The amounts potentially subject to market and credit risks are the streams of interest payments under the agreements and not the notional principal amounts used only to express the volume of the transactions. The Company's credit risk on a swap agreement is limited to nonperformance of the counterparty's obligations under the terms of the swap agreement. The Company deals exclusively with counterparties that have high credit ratings, and based on management's assessments, all counterparties were expected to meet any outstanding obligations as of December 31, 1995.

     Following is a table outlining the nature and terms of each swap agreement as of December 31, 1995:

            TYPE OF SWAP
------------------------------------  NOTIONAL                                                    MATURITY
($ IN THOUSANDS)                       AMOUNT          PAY                   RECEIVE                DATE
                                      --------   ---------------  ------------------------------  --------
Fixed Rate..........................  $  5,000    Fixed (5.50%)           3 Month LIBOR            6/15/98
Federal Funds Fixed Rate............    10,000    Fixed (5.07%)      Daily Federal Funds rate     12/22/97**
Indexed Amortizing..................     3,127    3 Month LIBOR           Fixed (5.24%)            3/09/97
Periodic LIBOR Cap..................    10,000   3 Month LIBOR*   3 Month LIBOR + 32 basis pts.    1/18/96

---------------
 * Subject to a .25% cap each quarter.

** Counterparty has an option to terminate the agreement beginning December 22, 1996 and each quarter thereafter until the maturity date.

     The fixed rate swap agreement is used to hedge market risk associated with the term loan agreement as discussed in Note 10. The federal funds fixed rate swap is utilized to fix the interest rate paid on daily federal funds borrowing positions. Both the indexed amortizing swap and the periodic LIBOR cap swap are used for the purpose of hedging the spread between deposit rates such as passbook and NOW accounts and earning assets whose yields float with the prime rate. The notional amount of the indexed amortizing swap changes based on certain interest rate indices. Generally, as rates fall the notional amounts decline more rapidly and as rates increase the notional amounts decline more slowly, similar to the characteristics of a mortgage-backed security. The periodic LIBOR cap swap contract allows the Company to receive an amount based on the London inter-bank offered rate (LIBOR) plus a pre-defined spread, while paying LIBOR. The periodic repricing of this contract is subject to certain defined caps. No collateral has been pledged by either party to any of these swap transactions.

     The Company is also party to various interest rate floor contracts with a notional amount totaling $75,000,000. These contracts provide the Company with a market risk hedge on the mortgage-backed security portfolio in the event of a significant decline in interest rates.

     Each of the interest rate swap agreements require a quarterly cash settlement of the net difference between the calculated pay and receive amounts on each transaction. The net difference between the calculated pay and receive amounts is accrued on a monthly basis and recorded as an adjustment of the interest income or expense of the asset or liability being hedged. Premiums paid for the purchase of interest

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES
rate floor contracts are amortized over the respective lives of the contracts. Each floor rate reprices quarterly and a cash settlement is received from the counterparty and recorded as an adjustment to interest income, if the indexed rate falls below the floor rate. Any gains or losses on swap or floor contracts closed out prior to the maturity date are recognized ratably over the remaining life of the contract.

     Forward contracts provide for future delivery or purchase of securities or interest rate instruments. The Company's affiliates enter into forward contracts in connection with specific customer transactions and to minimize the market risk exposure of mortgage banking activities.

     The Company periodically will sell options for the right to purchase certain securities held in its investment portfolio to a bank or dealer. These call option transactions are designed to reduce the total return volatility associated with holding these assets and to yield additional fee income. The type of risk associated with these transactions is opportunity cost risk. Any option premium income generated by these transactions is deferred and recorded upon either the expiration or exercise date of the option. If the option is exercised by the purchaser, the premium income is recognized as a component of the gain or loss on the underlying security. If the option expires unexercised, the premium income is recognized as other non-interest income. There were no call option agreements outstanding at December 31, 1995.

NOTE 12--RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

     Under current banking law, the banking subsidiaries of the Company are limited in the amount of dividends they can pay without obtaining prior approval from bank regulatory agencies. As of December 31, 1995, approximately $29,888,000 was available for payment to the Company without prior regulatory approval.

     The subsidiaries are also limited as to the amount they may loan to the Company unless such loans are collateralized by U.S. Treasury or agency securities, a segregated deposit with the subsidiary or other specified obligations. At December 31, 1995, the maximum amount available from the subsidiaries to the Company in the form of loans approximated $9,059,000.

NOTE 13--STOCK INCENTIVE AND EMPLOYEE BENEFIT PLANS

     INCENTIVE AWARDS. In May 1995, stockholders approved the adoption of the 1995 Stock Incentive Plan (Plan). The Plan provides for the ability to grant stock options, stock appreciation rights, performance units, and stock awards to key employees. The total number of shares approved to be available for issuance under the Plan in its first year were 2.5% of the total shares of stock outstanding as of the effective date and 1.5% of outstanding shares in each subsequent Plan year not to exceed 350,000 in any year. Options to purchase shares of common stock of the Company and performance units were granted to key employees pursuant to both the Plan and a previous stock incentive plan.

     Non-Qualified Stock Options issued are exercisable at not less than the market value at the date of grant. Performance Units (Units) granted entitle holders to cash or stock payments if certain long term performance targets are met. The payout range on all Units granted is $6.67 to $16.67 per unit. In addition, a dividend is paid on each Unit at a rate equivalent to the rate of dividends paid on each share of the Company's common stock. The expense related to these Units for the years ended December 31, 1995, 1994 and 1993 was

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES
approximately $567,000, $375,000 and $375,000, respectively. The following table presents certain information with respect to issuances pursuant to these plans.

                                                                     1995                 1994                 1993
                                                               -----------------   ------------------   ------------------
                                                                         AVERAGE              AVERAGE              AVERAGE
                                                                SHARES    PRICE     SHARES     PRICE     SHARES     PRICE
                                                               --------  -------   --------   -------   --------   -------
Outstanding at beginning of year.............................   885,364  $13.99     691,354   $12.08     552,844   $ 9.37
Options granted..............................................   155,500   19.04     173,000    19.50     225,000    15.17
Options exercised............................................  (97,881)   12.01     (22,533)   11.91    (129,980)    8.41
Options lapsed...............................................        --      --          --       --          --       --
Units granted................................................    81,442      --      78,273       --      70,502       --
Units paid...................................................  (64,770)    6.67          --       --          --       --
Units forfeited..............................................  (16,819)      --     (34,730)      --     (27,012)      --
                                                               --------  -------   --------   -------   --------   -------
Options outstanding at end of year, all exercisable..........   732,575  $15.32     674,956   $13.99     524,489   $12.08
                                                               --------  -------   --------   -------   --------   -------
Units outstanding at end of year.............................   210,261      --     210,408       --     166,865       --
                                                                =======  =======   ========   =======   ========   =======
Available to grant under Plan at end of year.................   226,221      --      14,902       --     187,902       --
                                                                =======  =======   ========   =======   ========   =======

     DIRECTORS' STOCK PLAN. During 1989, the Company adopted the Restricted Stock Plan for Non-Employee Directors (Stock Plan). The Stock Plan provides that each current eligible non-employee director and each subsequently elected non-employee director receive, in lieu of a cash retainer, shares of common stock of the Company, the fair value of which is equal to three times the annual retainer. The shares vest annually over a three-year period based upon the anniversary date of the original award. The expense related to the Stock Plan for the years ended December 31, 1995, 1994 and 1993 was approximately $280,000, $360,000 and $300,000, respectively.

     In addition, the Company pays a lifetime annual retainer to certain retired directors. Effective January 1, 1993, the Company adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" to account for these benefits. This statement requires employers to recognize postretirement benefits on an accrual basis rather than on a cash basis. The expense in 1995 and 1994 related to this statement was $86,000 and $81,000, respectively. The transition obligation, representing the present value of future payments at the adoption of the statement, was approximately $842,000 and is being amortized over a twenty year period.

     In 1994, stockholders approved the 1994 Stock Option Plan for Non-Employee Directors (Option Plan). The Option Plan provides that each current eligible non-employee director and each subsequently elected non-employee director receive options to purchase common stock of the Company. Each option granted under the Option Plan will have a ten-year term and will generally become exercisable twelve months after the grant date at an option price equal to the fair market value of the shares on the grant date. All non-employee directors of the Company were granted an option to purchase 1,000 common shares on May 3, 1994 at $20.125 per share and 1,000 shares on May 9, 1995 at $19.125 per share pursuant to the Option Plan. Additionally, eligible subsidiary non-employee directors were granted an option to purchase 500 shares on May 9, 1995 at $19.125 per share pursuant to the Option Plan.

     EMPLOYEE BENEFIT PLANS. All subsidiaries of the Company participate in the AMCORE Financial Security Plan (Security Plan), a qualified profit sharing plan under Section 401(a) of the Internal Revenue Code. The Security Plan offers participants a personal retirement account, profit sharing account and personal savings account [401(k)]. The expense related to the Security Plan and other similar plans from FSB, NBA and NBM for the years ended December 31, 1995, 1994 and 1993 was approximately $2,374,000, $2,233,000 and $2,604,000, respectively.

     In addition to the Security Plan, certain health care and life insurance benefits are made available to active employees. The cost of these benefits is expensed as incurred.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 14--INCOME TAXES

     The components of income tax expense were as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                  1995        1994       1993
                                                                 -------     ------     -------
                                                                         (IN THOUSANDS)
Currently paid or payable......................................  $ 6,800     $7,703     $11,566
Deferred.......................................................   (1,784)       (28)     (4,105)
                                                                 -------     ------     -------
          TOTAL................................................  $ 5,016     $7,675     $ 7,461
                                                                 =======     ======     =======

     Deferred income taxes consist of the tax effects of temporary differences in reporting the following items for consolidated financial statement and income tax purposes:

                                                                    YEARS ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                  1995        1994       1993
                                                                 -------     ------     -------
                                                                         (IN THOUSANDS)
Securities.....................................................  $  (178)    $ (393)    $  (763)
Core deposit and other intangibles.............................     (953)      (457)       (725)
Deferred compensation..........................................     (663)      (455)       (322)
Premises and equipment.........................................     (478)      (703)       (495)
Allowance for loan and lease losses............................      (60)       439      (1,007)
Allowance for other real estate owned..........................      263        341         (77)
Other, net.....................................................      285      1,200        (716)
                                                                 -------     ------     -------
          TOTAL................................................  $(1,784)    $  (28)    $(4,105)
                                                                 =======     ======     =======

     The effective tax rates on income for 1995, 1994 and 1993 were 21.5%, 26.0% and 25.8%, respectively. Income tax expense was less than the amounts computed by applying the federal statutory rate of 35% due to the following:

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1995        1994        1993
                                                                -------     -------     -------
                                                                        (IN THOUSANDS)
Income tax at statutory rate..................................  $ 8,150     $10,317     $10,115
Increase (decrease) resulting from:
  Tax-exempt income...........................................   (3,781)     (4,193)     (3,616)
  State income taxes, net of federal benefit..................      480         837         487
  Net nondeductible expenses..................................      405         383         111
  Other, net..................................................     (238)        331         364
                                                                -------     -------     -------
          TOTAL...............................................  $ 5,016     $ 7,675     $ 7,461
                                                                =======     =======     =======

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     The tax effects of existing temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets are as follows:

                                                                         AT DECEMBER 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Deferred tax assets:
      Deferred compensation..........................................  $ 3,214     $ 2,475
      Securities.....................................................       --       3,884
      Allowance for loan and lease losses............................    4,846       4,879
      Allowance for other real estate owned..........................       39          --
      Other..........................................................    2,157       1,872
                                                                       -------     -------
         Total deferred tax assets...................................  $10,256     $13,110
                                                                       -------     -------
    Deferred tax liabilities:
      Securities.....................................................  $ 4,209     $   637
      Premises and equipment.........................................    4,722       4,152
      Core deposit and other intangibles.............................      796       1,210
      Other..........................................................    1,345       2,325
                                                                       -------     -------
         Total deferred tax liabilities..............................  $11,072     $ 8,324
                                                                       -------     -------
         TOTAL DEFERRED TAX ASSET (LIABILITY)........................     (816)      4,786
    Less: Tax effect of unrealized (gain) loss on securities
      available for sale.............................................   (3,724)      3,662
                                                                       -------     -------
         NET DEFERRED TAX ASSET......................................  $ 2,908     $ 1,124
                                                                       =======     =======

     No valuation allowance was considered necessary.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 15--CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                    CONDENSED PARENT COMPANY BALANCE SHEETS

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
                                                                            (IN THOUSANDS)
ASSETS
Cash and cash equivalents..............................................  $  1,293     $    758
Securities held to maturity............................................       111           40
Short-term investments.................................................        --        1,000
Due from subsidiaries..................................................       357          604
Loans to financial services subsidiaries...............................     9,188        4,220
Investment in bank subsidiaries........................................   206,308      185,898
Investment in financial services subsidiaries..........................    12,043       13,451
Premises and equipment,net.............................................     3,801        2,819
Other assets...........................................................     5,257        4,704
                                                                         --------     --------
  TOTAL ASSETS.........................................................  $238,358     $213,494
                                                                         ========     ========
LIABILITIES
Short-term borrowings..................................................  $  3,150     $     --
Long-term borrowings...................................................    19,511       24,769
Other liabilities......................................................     5,835        2,566
                                                                         --------     --------
  TOTAL LIABILITIES....................................................  $ 28,496     $ 27,335
                                                                         --------     --------
STOCKHOLDERS' EQUITY
Preferred stock........................................................  $     --     $     --
Common stock...........................................................     4,976        4,976
Additional paid-in capital.............................................    56,412       56,533
Retained earnings......................................................   149,315      139,245
Treasury stock and other...............................................    (6,659)      (8,296)
Net unrealized gain (loss) on securities available for sale............     5,818       (6,299)
                                                                         --------     --------
  TOTAL STOCKHOLDERS' EQUITY...........................................  $209,862     $186,159
                                                                         --------     --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................  $238,358     $213,494
                                                                         ========     ========

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                 CONDENSED PARENT COMPANY STATEMENTS OF INCOME

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1995        1994        1993
                                                                -------     -------     -------
                                                                        (IN THOUSANDS)
Income:
  Dividends from subsidiaries.................................  $14,740     $14,920     $14,766
  Interest income.............................................      484         451         639
  Management fees and other...................................   11,434      10,993       9,512
                                                                -------     -------     -------
     TOTAL INCOME.............................................  $26,658     $26,364     $24,917
                                                                -------     -------     -------
Expenses:
  Interest expense............................................  $ 1,909     $ 2,102     $ 2,286
  Compensation expense and employee benefits..................   10,187       7,649       7,011
  Professional fees...........................................    1,058       1,001         552
  Other.......................................................    6,917       5,664       3,821
                                                                -------     -------     -------
     TOTAL EXPENSES...........................................  $20,071     $16,416     $13,670
                                                                -------     -------     -------
Income before income tax benefits and equity in undistributed
  net income of subsidiaries..................................  $ 6,587     $ 9,948     $11,247
  Income tax benefits.........................................   (3,592)     (1,742)     (1,384)
                                                                -------     -------     -------
Income before equity in undistributed net income of
  subsidiaries................................................  $10,179     $11,690     $12,631
Equity in undistributed net income of subsidiaries............    8,092      10,111       8,809
                                                                -------     -------     -------
     NET INCOME...............................................  $18,271     $21,801     $21,440
                                                                =======     =======     =======

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

               CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................................  $ 18,271     $ 21,801     $ 21,440
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization.........................       837          677          408
     Non-employee directors compensation expense...........       280          360          300
     Equity in undistributed net income of subsidiaries....    (8,092)     (10,111)      (8,809)
     (Increase) decrease in due from subsidiaries..........       247         (179)         189
     Increase in other assets..............................      (553)      (2,218)      (2,129)
     Increase in other liabilities.........................     3,269          463          747
     Other, net............................................       393           53          373
                                                             --------     --------     --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES........  $ 14,652     $ 10,846     $ 12,519
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities.....................................      (101)          --          (40)
Proceeds from maturities of securities.....................        30           --           30
Net decrease in short term investments.....................     1,000           --        1,000
Dissolution of less-active state banking charters..........     2,000           --           --
Net investment made in subsidiaries........................    (1,000)         (50)      (4,951)
Loans to subsidiaries......................................    (5,748)     (19,851)     (22,340)
Payments received on loans to subsidiaries.................       780       23,631       24,000
Proceeds from sale of premises and equipment...............        --           53           78
Premises and equipment expenditures........................    (1,819)      (1,372)      (1,347)
                                                             --------     --------     --------
     NET CASH PROVIDED BY (REQUIRED FOR) INVESTING
       ACTIVITIES..........................................  $ (4,858)    $  2,411     $ (3,570)
                                                             --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings...........     3,150           --       (4,000)
Payment of long-term borrowings............................    (5,444)      (5,444)      (3,000)
Dividends paid.............................................    (8,199)      (7,678)      (5,730)
Proceeds from sale of common stock.........................        --           89           --
Proceeds from exercise of incentive stock options..........     1,234          271        1,309
                                                             --------     --------     --------
     NET CASH REQUIRED FOR FINANCING ACTIVITIES............  $ (9,259)    $(12,762)    $(11,421)
                                                             --------     --------     --------
Net change in cash and cash equivalents....................  $    535     $    495     $ (2,472)
Cash and cash equivalents:
  Beginning of year........................................       758          263        2,735
                                                             --------     --------     --------
  End of period............................................  $  1,293     $    758     $    263
                                                             ========     ========     ========

                     [McGLADREY & PULLEN, LLP LETTERHEAD]


                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
AMCORE Financial, Inc.
Rockford, Illinois

We have the audited the accompanying consolidated balance sheets of AMCORE Financial, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1993 financial statements of First State Bancorp of Princeton, Illinois, Inc., a company which was pooled with AMCORE Financial, Inc. in 1994 as explained in Note 2 to the consolidated financial statements, which statements are included in the restated 1993 consolidated financial statements and reflect net interest income constituting 7% for 1993 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion for 1993, insofar as it relates to the amounts included for First State Bancorp of Princeton, Illinois, Inc., is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of others, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMCORE Financial, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

As described in Notes 1, 7 and 8 to the consolidated financial statements, the Company changed its method of accounting for mortgage servicing rights and for the impairment of long-lived assets.

                                                        McGladrey & Pullen, LLP

Rockford, Illinois
January 19, 1996

                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AMCORE Financial, Inc.

As independent public accountants, we hereby consent to the incorporation of our report dated January 19, 1996, in the Form 10-K, into AMCORE Financial, Inc.'s previously filed Form S-8 Registration Statement No. 2-95624 and Form S-8 Registration Statement No. 33-10446.


                                                        McGladrey & Pullen, LLP

Rockford, Illinois
March 28, 1996

[KPMG PEAT MARWICK LLP LETTERHEAD]






                     INDEPENDENT AUDITORS' REPORT




The Board of Directors
First State Bancorp of Princeton,
   Illinois, Inc.,
Princeton, Illinois:

We have audited the consolidated statements of income, stockholders' equity, and cash flows of First State Bancorp of Princeton, Illinois, Inc. and subsidiaries for the year ended December 31, 1993. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to FC obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of First State Bancorp of Princeton, Illinois, Inc. and subsidiaries for the year ended December 31, 1993 in conformity with generally accepted accounting principles.



                                            KPMG Peat Marwick LLP


Chicago, Illinois
January 14, 1994

         CONDENSED QUARTERLY EARNINGS & STOCK PRICE SUMMARY (UNAUDITED)

                                                1995                                         1994
                              ----------------------------------------     ----------------------------------------
                               FIRST     SECOND      THIRD     FOURTH       FIRST     SECOND      THIRD     FOURTH
                              QUARTER    QUARTER    QUARTER    QUARTER     QUARTER    QUARTER    QUARTER    QUARTER
                              -------    -------    -------    -------     -------    -------    -------    -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income.............  $38,260    $40,371    $42,432    $43,423     $32,982    $33,725    $35,290    $36,958
Interest expense............  18,925      20,900    22,351     22,904      13,844      14,557    15,818     16,976
                              -------    -------    -------    -------     -------    -------    -------    -------
Net interest income.........  $19,335    $19,471    $20,081    $20,519     $19,138    $19,168    $19,472    $19,982
Provision for loan losses...     729         871       320        772         130         174       307         17
Other income................   8,046       8,357     8,453      9,157       7,485       7,554     8,168      7,827
Other expense...............  20,673      26,637    19,950     20,180      19,397      19,313    19,724     20,256
                              -------    -------    -------    -------     -------    -------    -------    -------
Income before income
  taxes.....................  $5,979     $   320    $8,264     $8,724      $7,096     $ 7,235    $7,609     $7,536
Income taxes................   1,362        (820)    2,024      2,450       1,764       1,794     2,060      2,057
                              -------    -------    -------    -------     -------    -------    -------    -------
Net income..................  $4,617     $ 1,140    $6,240     $6,274      $5,332     $ 5,441    $5,549     $5,479
                              =======    =======    =======    =======     =======    =======    =======    =======
Per share data:
Earnings....................  $ 0.34     $  0.08    $ 0.44     $ 0.44      $ 0.38     $  0.39    $ 0.39     $ 0.39
Dividends...................    0.13        0.15      0.15       0.15        0.13        0.13      0.14       0.15
Stock price ranges -high....   21.25       19.75     23.25      24.00      20.50..      21.75     22.75      21.25
                  -low......   18.25       17.00     18.50      19.75       16.25       15.75     20.00      16.00
                  -close....   19.25       18.50     22.75      20.25       16.25       21.25     21.25      18.75

------------
Quotes have been obtained from the National Association of Security Dealers. These quotes do not reflect retail mark-ups, mark-downs or commissions nor are they necessarily representative of actual transactions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors of the Registrant. The 1996 Notice of Annual Meeting of Stockholders and Proxy Statement dated March 28, 1996 is incorporated herein by reference.

     (b) Executive Officers of the Registrant. The information is presented in
Item 1 of this document.

ITEM 11.  EXECUTIVE COMPENSATION

     The 1996 Notice of Annual Meeting of Stockholders and Proxy Statement dated March 28, 1996 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The 1996 Notice of Annual Meeting of Stockholders and Proxy Statement dated March 28, 1996 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The 1996 Notice of Annual Meeting of Stockholders and Proxy Statement dated March 28, 1996 is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)1.  FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of AMCORE are filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

     Consolidated Balance Sheets--December 31, 1995 and 1994

     Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993

     Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements

     Independent Auditors' Report

     (a)2.  FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules have been included in the consolidated financial statements or are either not applicable or not significant.

     (a)3.  EXHIBITS

        3.      Amended and Restated Articles of Incorporation of AMCORE Financial, Inc.
                dated May 1, 1990 (Incorporated by reference to Exhibit 23 of AMCORE's Annual
                Report on Form 10-K for the year ended December 31, 1989).
        3.1     By-laws of AMCORE Financial, Inc. as amended May 17, 1990 (Incorporated by reference to Exhibit 3.1 of AMCORE's Annual Report on Form 10-K for the year ended December 31, 1994).
        4.      Rights Agreement dated February 21, 1996, between AMCORE Financial, Inc. and
                Firstar Trust Company (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on February 28, 1996).
       10.1*    1995 Stock Incentive Plan (Incorporated by reference to Exhibit 22 of
                AMCORE's Annual Report on Form 10-K for the year ended December 31, 1994).
       10.2*    AMCORE Financial, Inc. 1994 Stock Option Plan for Non-Employee Directors
                (Incorporated by reference to Exhibit 23 of AMCORE's Annual Report on Form
                10-K for the year ended December 31, 1993).
       10.3A*   Transitional Compensation Agreement dated September 25, 1995 between AMCORE
                Financial, Inc. and Robert J. Meuleman (Incorporated by reference to Exhibit
                10.1 to AMCORE's Form 10-Q for the quarter ended September 30, 1995).
       10.3B*   Transitional Compensation Agreement dated September 25, 1995 between AMCORE
                Financial, Inc. and John R. Hecht (Incorporated by reference to Exhibit 10.2 to AMCORE's Form 10-Q for the quarter ended September 30, 1995).
       10.3C*   Transitional Compensation Agreement dated September 25, 1995 between AMCORE
                Financial, Inc. and F. Taylor Carlin (Incorporated by reference to Exhibit
                10.3 to AMCORE's Form 10-Q for the quarter ended September 30, 1995).
       10.3D*   Transitional Compensation Agreement dated September 25, 1995 between AMCORE
                Financial, Inc. and James S. Waddell (Incorporated by reference to Exhibit
                10.4 to AMCORE's Form 10-Q for the quarter ended September 30, 1995).

       10.3E*   Severance Agreement dated March 5, 1993 between AMCORE Financial, Inc. and
                Charles E. Gagnier (Incorporated by reference to Exhibit 10.2 to AMCORE's
                Annual Report on Form 10-K for the year ended December 31, 1992).
       10.3F*   Severance Agreement dated March 5, 1993 between AMCORE Financial, Inc. and
                Gerald W. Lister. (Incorporated by reference to Exhibit 10.3F to AMCORE's
                Annual Report on Form 10-K for the year ended December 31, 1993).
       10.4     Agreement and Plan of Reorganization by and among AMCORE Financial, Inc., NBM
                Acquisition, Inc., and NBM Bancorp, Inc. (Incorporated by reference to
                AMCORE's Amendment No. 1 to Form S-4 as filed with the Commission on February
                23, 1995).
       10.5     Loan Agreement for $17,000,000 Term Loan and $25,000,000 Line of Credit Note
                dated November 10, 1995 with M & I Marshall & Ilsley Bank.
       10.6     Commercial Paper Placement Agreement dated November 10, 1995 with M & I
                Marshall & Ilsley Bank.
       11.      Statement Re: Computation of Per Share Earnings.
       13.      1995 Summary Annual Report to Stockholders.
       21.      Subsidiaries of the Registrant.
       22.      1996 Notice of Annual Meeting of Stockholders and Proxy Statement.
       24.      Powers of Attorney.

     (b)  There were no Form 8-K's filed during the fourth quarter of 1995.
---------------

* These Exhibits are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rockford, State of Illinois, on this 28th day of March 1996.

                                          AMCORE FINANCIAL, INC.

                                          By             John R. Hecht

                                            ------------------------------------
                                            John R. Hecht
                                            Senior Vice President and Chief
                                             Financial Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below on the 28th day of March, 1996 by the following persons on behalf of the Registrant in the capacities indicated.

                  SIGNATURE                                         TITLE
---------------------------------------------   ---------------------------------------------
               Robert J. Meuleman
---------------------------------------------   President and Chief Executive Officer
             Robert J. Meuleman                   (principal executive officer)
                 John R. Hecht
---------------------------------------------   Senior Vice President and Chief Financial
                John R. Hecht                     Officer
                                                  (principal financial officer and principal
                                                  accounting officer)

Directors: Milton R. Brown, Carl J. Dargene, Richard C. Dell, Robert A. Doyle,
           Frank A. Fiorenza, Theresa Paulette Gilbert, Lawrence E. Gloyd, Robert A. Henry, Robert J. Meuleman, Ted Ross, Robert J. Smuland, Jack D. Ward and Gary L. Watson

               Robert J. Meuleman
---------------------------------------------
             Robert J. Meuleman*

               John R. Hecht
---------------------------------------------
               John R. Hecht*

------------
* Attorney in Fact*