Form 10-K/A
period 1995-12-31
AMCORE FINANCIAL INC
filed 1996-05-13
CIK 714756

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X   Yes      __   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

     As of March 18, 1996, 14,197,747 shares of common stock were outstanding and the aggregate market value of the shares based upon the average of the bid and asked price held by non-affiliates was approximately $279,038,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 1996 Notice of Annual Meeting and Proxy Statement are incorporated by reference into Part III of the Form 10-K.

================================================================================

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

     (b)  There were no Form 8-K's filed during the fourth quarter of 1995.
- ---------------

* These Exhibits are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          AMCORE FINANCIAL, INC.


                                          (Registrant)



                                          By          /s/ John R. Hecht


                                            ------------------------------------

                                                       John R. Hecht


                                                 Senior Vice President and


                                                  Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed by the following person in the capacity indicated on May 13, 1996.



                                                    /s/  John R. Hecht


                                          --------------------------------------

                                                      John R. Hecht


                                                Senior Vice President and


                                                 Chief Financial Officer