Form 10-Q
period 1996-03-31
AMCORE FINANCIAL INC
filed 1996-05-15
CIK 714756

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 1996


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

Yes  X     No

The number of shares outstanding of the registrant's Common stock, par value $.33 per share, at April 30, 1996 was 14,200,289 shares.




Index of Exhibits                               Page 1 of 34
  on Page 12

                            AMCORE FINANCIAL, INC.

                         Form 10-Q Table of Contents

PART 1                                                               Page Number

ITEM 1  Financial Statements

        Consolidated Balance Sheets as of March 31, 1996 and
          December 31, 1995 ......................................        3

        Consolidated Statements of Income for the Three
          Months Ended March 31, 1996 and 1995 ...................        4

        Consolidated Statements of Cash Flows for the Three
          months Ended March 31, 1996 and 1995 ...................        5

        Notes to Consolidated Financial Statements ...............        6

ITEM 2  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  ....................        7

PART II

ITEM 4  Submission of Matters to a Vote of Security Holders ......       12

ITEM 6  Exhibits and Reports on Form 10-Q  .......................       12


Signatures .......................................................       14

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                                          March 31,    December 31,
(in thousands, except share data)                                                                             1996          1995
- -----------------------------------------------------------------------------------------------------------------------------------
  Assets      Cash and cash equivalents...............................................................     $   96,365   $  101,082
              Interest earning deposits in banks......................................................            316          260
              Federal funds sold and other short-term investments.....................................          2,265        9,050
              Mortgage loans held for sale............................................................         11,318       15,801
              Securities available for sale...........................................................      1,140,823      884,044
              Securities held to maturity (market value of $16,916 in 1996; $24,967 in 1995)..........         16,818       24,625
                                                                                                           -----------------------
                   Total securities...................................................................      1,157,641     $908,669
              Loans and leases, net of unearned income................................................      1,305,115    1,285,961
              Allowance for loan and lease losses.....................................................        (13,255)     (13,061)
                                                                                                           -----------------------
                   Net loans and leases...............................................................     $1,291,860   $1,272,900
                                                                                                           -----------------------
              Premises and equipment, net.............................................................         48,862       49,670
              Intangible assets, net..................................................................         13,793       14,314
              Other real estate owned.................................................................            890        2,116
              Other assets............................................................................         49,962       44,670
                                                                                                           -----------------------
                   TOTAL ASSETS.......................................................................     $2,673,272   $2,418,532
                                                                                                           =======================


Liabilities   LIABILITIES
    And       Deposits:
Stockholders'   Interest bearing......................................................................     $1,554,570   $1,512,473
  Equity        Non-interest bearing..................................................................        241,541      265,232
                                                                                                           -----------------------
                   Total deposits.....................................................................     $1,796,111   $1,777,705
              Short-term borrowings...................................................................        457,049      292,042
              Long-term borrowings....................................................................        178,893      107,803
              Other liabilities.......................................................................         34,540       31,120
                                                                                                           -----------------------
                   TOTAL LIABILITIES..................................................................     $2,466,593   $2,208,670
                                                                                                           -----------------------

              STOCKHOLDERS' EQUITY
              Preferred stock, $1 par value:  authorized 10,000,000 shares;
                issued none...........................................................................     $        -   $        -
              Common stock, $.33 par value:  authorized 30,000,000 shares;
                               March 31,        December 31,
                                 1996              1995
                Issued........14,926,695         14,926,695
                Outstanding...14,200,289         14,174,183                                                     4,976        4,976
              Additional paid-in capital..............................................................         56,503       56,412
              Retained earnings.......................................................................        152,675      149,315
              Treasury stock and other................................................................         (6,544)      (6,659)
              Net unrealized gain (loss) on securities available for sale.............................           (931)       5,818
                                                                                                           -----------------------
                   TOTAL STOCKHOLDERS' EQUITY.........................................................     $  206,679   $  209,862
                                                                                                           -----------------------
                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................................     $2,673,272   $2,418,532
                                                                                                           ========================

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                                   For the Three Months
                                                                                                      Ended March 31,
(in thousands, except per share data)                                                                1996        1995
- -------------------------------------------------------------------------------------------------------------------------
Interest       Interest and fees on loans and leases............................................... $28,550     $25,376
Income         Interest on securities:
                Taxable............................................................................  12,114       9,292
                Tax-exempt.........................................................................   3,020       2,980
                                                                                                    ---------------------
                 Total Income from Securities...................................................... $15,134     $12,272
                                                                                                    ---------------------

               Interest on federal funds sold and other short-term investments.....................     191         138
               Interest and fees on mortgage loans held for sale...................................     758         465
               Interest on deposits in banks.......................................................       4           9
                                                                                                    ---------------------
                 Total Interest Income............................................................. $44,637     $38,260
                                                                                                    ---------------------


Interest       Interest on deposits................................................................ $17,269     $15,087
Expense        Interest on short-term borrowings...................................................   4,507       3,250
               Interest on long-term borrowings....................................................   2,156         462
               Other...............................................................................     109         126
                                                                                                    ---------------------
                 Total Interest Expense............................................................ $24,041     $18,925
                                                                                                    ---------------------

               Net Interest Income................................................................. $20,596     $19,335
                 Provision for loan and lease losses...............................................     889         729
                                                                                                    ---------------------
               Net Interest Income After Provision for Loan and Lease Losses....................... $19,707     $18,606
                                                                                                    ---------------------

Other          Trust and asset management income................................................... $ 3,242     $ 2,943
Income         Service charges on deposits.........................................................   1,680       1,732
               Mortgage revenues...................................................................     733         561
               Collection fee income...............................................................     582         453
               Other...............................................................................   1,953       1,738
                                                                                                    ---------------------
                 Total Other Income, Excluding Net Realized Security Gains......................... $ 8,190     $ 7,427
               Net realized security gains.........................................................     764         619
                                                                                                    ---------------------
                 Total Other Income................................................................ $ 8,954     $ 8,046

Operating      Compensation expense................................................................ $ 8,996     $ 8,638
Expenses       Employee benefits...................................................................   2,930       2,687
               Net occupancy expense...............................................................   1,385       1,366
               Equipment expense...................................................................   1,879       1,638
               Professional fees...................................................................     608         567
               Advertising and business development................................................     554         510
               Amortization of intangible assets...................................................     512         642
               Insurance expense...................................................................     197       1,134
               Other...............................................................................   3,927       3,491
                                                                                                    ---------------------
                 Total Operating Expenses.......................................................... $20,988     $20,673
                                                                                                    ---------------------

               Income Before Income Taxes.......................................................... $ 7,673     $ 5,979
               Income taxes........................................................................   2,043       1,362
                                                                                                    ---------------------
                 NET INCOME........................................................................ $ 5,630     $ 4,617
                                                                                                    =====================
                 EARNINGS PER COMMON SHARE......................................................... $  0.40     $  0.33
                 DIVIDENDS PER COMMON SHARE........................................................    0.16        0.13
                 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING........................................  14,192      14,049

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                                Three Months Ended
                                                                                                                      March 31,
(in thousands)                                                                                                     1996       1995
- -----------------------------------------------------------------------------------------------------------------------------------
Cash Flows   NET INCOME.....................................................................................  $  5,630  $  4,617
From         Adjustments to reconcile net income to net
Operating     cash provided by operating activities:
Activities     Depreciation and amortization of premises and equipment......................................       985     1,179
               Amortization and accretion of securities, net................................................     1,250       (31)
               Provision for loan and lease losses..........................................................       889       729
               Amortization of intangible assets............................................................       512       642
               Gain on sale of securities available for sale................................................      (804)     (661)
               Loss on sale of securities available for sale................................................        40        42
               Purchase of trading securities...............................................................         -    (3,016)
               Proceeds from sale of trading securities.....................................................         -     3,016
               Non-employee directors compensation expense..................................................       119        87
               Deferred income taxes........................................................................     1,038      (323)
               Net decrease in mortgage loans held for sale.................................................     4,483       243
               Other, net...................................................................................     3,220     2,373
                                                                                                             ----------------------
                NET CASH PROVIDED BY OPERATING ACTIVITIES...................................................  $ 17,362  $  8,897
                                                                                                             ----------------------

Cash Flows   Proceeds from maturities of securities.........................................................  $ 61,162  $ 35,589
From         Proceeds from sales of securities available for sale...........................................    84,057    33,249
Investing    Purchase of securities held to maturity........................................................         -   (12,208)
Activities   Purchase of securities available for sale......................................................  (405,820)  (31,125)
             Net decrease(increase) in federal funds sold and other short-term investments..................     6,785    (4,333)
             Net increase in interest earning deposits in banks.............................................       (56)       (9)
             Net increase in loans and leases...............................................................   (20,309)  (27,748)
             Proceeds from the sale of premises and equipment...............................................       553       130
             Premises and equipment expenditures............................................................      (730)   (3,143)
                                                                                                             ----------------------
                NET CASH REQUIRED FOR INVESTING ACTIVITIES.................................................. ($274,358)  ($9,598)
                                                                                                             ----------------------

Cash Flows   Net decrease in demand deposits and savings accounts...........................................  ($31,901) ($27,153)
From         Net increase in time deposits..................................................................    50,307    59,499
Financing    Net increase(decrease) in short-term borrowings................................................   165,007   (32,697)
Activities   Proceeds from long-term borrowings.............................................................    71,500         -
             Payment of long-term borrowings................................................................      (451)   (2,105)
             Dividends paid.................................................................................    (2,270)   (1,861)
             Proceeds from exercise of incentive stock options..............................................        87       189
                                                                                                             ----------------------
                NET CASH PROVIDED BY(REQUIRED FOR) FINANCING ACTIVITIES.....................................  $252,279   ($4,128)
                                                                                                             ----------------------
             Net change in cash and cash equivalents........................................................   ($4,717)  ($4,829)
                                                                                                             ----------------------
             Cash and cash equivalents:
              Beginning of year.............................................................................   101,082    92,201
                                                                                                             ----------------------
              End of period.................................................................................  $ 96,365  $ 87,372
                                                                                                             ======================
Supplemental
Disclosures  Cash payments for:
of Cash
Flow          Interest paid to depositors...................................................................  $ 16,660  $ 13,516
Information   Interest paid on borrowings...................................................................     5,715     3,903
              Income taxes paid.............................................................................       108       377
Non-Cash
Investing    Other real estate acquired in settlement of loans..............................................       460        53
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

The consolidated financial statements and the financial information have been restated to reflect the merger with NBM Bancorp, Inc. (NBM), which was accounted for using the pooling of interests method. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the "Company") for the year ended December 31, 1995.

NOTE 2 - EARNINGS PER SHARE

Earnings per share is based on dividing net income by the weighted average number of shares of common stock outstanding during the periods, adjusted for common stock equivalents. Common stock equivalents consist of shares issuable under options granted pursuant to stock plans. The fully dilutive effect of common stock equivalents on earnings per share was less than three percent for all periods presented. Share data for all prior year periods presented have been restated to reflect the merger with NBM.

NOTE 3 - LONG-TERM BORROWINGS

The Company has a term loan agreement (Agreement) with an unaffiliated financial institution that requires semi-annual principal payments and allows several interest rate and funding period options. At March 31, 1996, the balance was $17 million at an interest rate of 6.90%.

The Agreement contains several restrictive covenants, including limitations on dividends to stockholders, maintenance of various capital adequacy levels, and certain restrictions with regard to other indebtedness. All capital adequacy ratios remained well above the required minimums per the Agreement.

In late 1995 and early 1996, several of the Company's subsidiary banks borrowed a total of $159,750,000 from the Federal Home Loan Bank in connection with the purchase of mortgage-backed securities. The average maturity of these borrowings is 2.4 years, with a weighted average borrowing rate of 5.67%.

Scheduled reductions of long-term borrowings are as follows:

========================================================================
(in thousands)                                                   Total
- ------------------------------------------------------------------------
1996  .....................................................     $  7,297
1997  .....................................................       32,218
1998  .....................................................       50,725
1999  .....................................................       28,751
2000  .....................................................       59,030
Thereafter  ...............................................          872
- ------------------------------------------------------------------------
  TOTAL  ..................................................     $178,893
========================================================================

Other long-term borrowings include a non-interest bearing note from the January 1993 acquisition of Rockford Mercantile Agency. The note requires annual payments of $444,000 beginning in 1994 through 2002. The note was discounted at an interest rate of 8.0%

                            AMCORE FINANCIAL, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Management's discussion and analysis focuses on the significant factors which affected AMCORE Financial, Inc. and subsidiaries (the "Company") financial condition as of March 31, 1996 as compared to December 31, 1995 and the results of operations for the three months ended March 31, 1996 as compared to the same period in 1995. This discussion is intended to be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

EARNINGS SUMMARY

Net income for the first quarter of 1996 totaled $5.6 million, an increase of 21.9% from the first quarter of 1995. On a per share basis, net earnings were $.40 per share in 1996 versus $.33 in the first quarter of 1995. These increases were primarily the result of higher levels of net interest income and fee-based revenues and the elimination of FDIC deposit insurance premiums.

Net interest income rose by $1.3 million or 6.5% due to increased loan volumes and the impact of an investment leveraging program. Total fee-based income, exclusive of security gains, increased by 10.3% or $763,000 as a result of higher trust and mortgage revenues. Total operating expenses increased only $315,000 or 1.5%, as total insurance expense declined $937,000 due to the elimination of FDIC premiums.

The return on average equity (ROE) was 10.77% through the first three months of 1996 as compared to 9.94% for 1995. The return on average assets (ROA) for the first quarter of 1996 was .92% versus .87% a year earlier.

NET INTEREST INCOME

Net interest income, the Company's primary source of earnings, totaled $20.6 million in the first quarter of 1996, an increase of $1.3 million or 6.5% when compared with $19.3 million in 1995. In the following analysis, net interest income is presented on a tax equivalent basis, which adjusts reported interest income on tax-exempt loans and securities to compare with other sources of fully taxable interest income. Unlike changes in volume, or rates paid or earned, it has no effect on actual net interest income or net income, as reported in the Consolidated Financial Statements.

As shown in the following table, tax equivalent net interest income totaled $22.3 million and increased $1.3 million in the first quarter of 1996 as compared to the prior year quarter. This increase was due to a $2.0 million increase from volume, less a $674,000 unfavorable rate impact. The net interest margin, which is computed by dividing the annualized tax equivalent net interest income by the average earning assets, declined 43 basis points to 3.85% as compared to 4.28% for the first quarter of 1995. This decline was due to a shift in deposit mix to higher rate time deposits, which was partially offset by loan growth.

Another factor contributing to the net interest margin decline was the impact of an investment leveraging program, which is designed to better deploy underutilized capital at affiliate banks and improve the return on equity. The program is funded through repurchase agreements and Federal Home Loan Bank
(FHLB) borrowings, the proceeds of which are invested in mortgage-backed securities. While this program results in additional net interest income, it also lowers the net interest margin due to the smaller interest rate spread associated with these transactions. This program added approximately $901,000 to net interest income in the first quarter of 1996. It reduced, however, the net interest margin by 31 basis points.

ANALYSIS OF NET INTEREST INCOME-TAX EQUIVALENT BASIS
Unaudited Quarters Ended March 31,
(in thousands)

                                                                                                            1996/1995
                                                                                    Interest Earned          Change
     Average Balance      Average Rate                                                   or Paid             Due to
- --------------------------------------------------------------------------------------------------------------------------
    1996         1995     1996    1995                                                1996      1995    Volume      Rate
- --------------------------------------------------------------------------------------------------------------------------
                                              INTEREST EARNING ASSETS:
$  745,028   $  538,570   6.43%   6.90%  Taxable securities......................   $12,114   $ 9,292    $3,394    ($  572)
   229,774      235,609   8.00%   7.78%  Tax-exempt securities (1)...............     4,646     4,585      (116)       178
- --------------------------------------------------------------------------------------------------------------------------
$  974,802   $  774,179   6.80%   7.17%    Total securities......................   $16,760   $13,877    $3,278    ($  394)
- --------------------------------------------------------------------------------------------------------------------------
$   10,463   $    7,028   6.99%   8.65%  Mortgage loans held for sale (3)........   $   185   $   152    $   65    ($   32)
 1,291,853    1,174,331   8.76%   8.66%  Loans (1) (2)...........................    28,621    25,435     2,601        585
    15,636        8,947   4.93%   6.57%  Other earning assets....................       195       147        90        (42)
                                         Fees on mortgage loans held for sale (3)       573       313       291        (31)
- --------------------------------------------------------------------------------------------------------------------------
$2,292,754   $1,964,485   7.99%   8.13%    TOTAL EARNING ASSETS (FTE)               $46,334   $39,924    $6,325     $   86
- --------------------------------------------------------------------------------------------------------------------------
                                         INTEREST BEARING LIABILITIES:
$  427,375   $  423,175   2.44%   2.56%  Interest-bearing demand deposits........   $ 2,605   $ 2,668    $   27    ($   90)
   158,346      167,485   2.36%   2.68%  Savings deposits........................       930     1,106       (60)      (116)
   942,075      880,566   5.85%   5.21%  Time deposits...........................    13,734    11,313       846      1,575
- --------------------------------------------------------------------------------------------------------------------------
$1,527,796   $1,471,226   4.53%   4.16%    Total interest-bearing deposits.......   $17,269   $15,087    $  813     $1,369
- --------------------------------------------------------------------------------------------------------------------------
$  330,577   $  208,800   5.47%   6.31%  Short-term borrowings...................   $ 4,507   $ 3,250    $1,731    ($  474)
   134,737       24,497   6.42%   7.65%  Long-term borrowings....................     2,156       462     1,800       (106)
     5,273        4,802   8.29%  10.64%  Other...................................       109       126        12        (29)
- --------------------------------------------------------------------------------------------------------------------------
                                         TOTAL INTEREST-BEARING
$1,998,383   $1,709,325   4.83%   4.49%    LIABILITIES...........................   $24,041   $18,925    $4,356       $760
- --------------------------------------------------------------------------------------------------------------------------
                          3.16%   3.64%  INTEREST RATE SPREAD (FTE)..............
- --------------------------------------------------------------------------------------------------------------------------
                                         NET INTEREST MARGIN/
                          3.85%   4.28%    NET INTEREST INCOME (FTE).............   $22,293   $20,999    $1,969      ($674)
- --------------------------------------------------------------------------------------------------------------------------

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


For the first quarter of 1996, total average earning assets were $2.29 billion, representing an increase of 16.7% or $328.3 million over 1995. Average securities increased $200.6 million or 25.9%, mainly due to the investment leveraging program. Average loans also increased by $117.5 million or 10.0%, primarily as a result of commercial and real estate loan growth. Average mortgage loans held for sale increased $3.4 million over the prior year quarter due to higher refinancing volumes as a result of lower mortgage rates in early 1996.

Average total interest-bearing liabilities grew from the first quarter of 1995 by 16.9% or $289.1 million. Average interest-bearing deposits rose by $56.6 million or 3.8% during the first quarter of 1996. The increase in average interest-bearing deposits was due to a $61.5 million growth in average time deposits. Average short-term borrowings increased $121.8 million in the first quarter of 1996 when compared to a year earlier and average long-term borrowings increased $110.2 million. These increases were due to the use of repurchase agreements and FHLB borrowings for the funding of the investment leveraging program. Average earnings assets as a percentage of total average assets was 92.9% and 91.6%, respectively, for the first quarters of 1996 and 1995. The increase was a result of management's focus on reducing non-earning assets and a 17.0% increase in earning assets due to the leveraging strategy.

The yield on average earning assets for the first quarter of 1996 was 7.99%, a 14 basis point decline over the same period in 1995. The average rate on interest-bearing liabilities rose by 34 basis points to 4.83% when compared to the first quarter of 1995. As a result, the net interest spread declined 48 basis points to 3.16% as compared to 3.64% in the prior year quarter.

The yield on loans for the first quarter of 1996 was 8.76%, a 10 basis point increase over 1995. The yield on total securities dropped 37 basis points to 6.80% in comparison to the first quarter of 1995, due to accelerated paydowns of mortgage-backed securities. Lower mortgage rates also affected the yield on mortgage loans held for sale, which dropped 166 basis points to 6.99% in the first quarter of 1996. Refinancing activity caused closed mortgage volumes to double in comparison to the prior year quarter. The yield on other earning assets was 4.93% in the first quarter of 1996, a decline of 164 basis points from the previous year quarter due to the drop in rates earlier in 1996.

The average rate paid on interest-bearing deposits increased by 37 basis points to 4.53% for the first quarter of 1996 due to higher time deposit rates resulting from increased competition and a shift in deposit mix to higher rate products. The rate paid on time deposits in the first quarter of 1996 was 5.85%, an increase of 64 basis points over 1995. Both interest-bearing demand deposit rates and savings deposit rates, however, declined by 12 basis points and 32 basis points, respectively.

The average rate paid on short-term borrowings was 5.47% as compared to 6.31% for the first quarter of 1995, the decline due mainly to lower prevailing short-term rates. The average rate paid on long-term borrowings also declined from 7.65% to 6.42%. This decline was due to the lower rates associated with FHLB borrowings, which have maturities of two to three years.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the first quarter of 1996 increased $160,000 or 21.9%, to $889,000. Total net charge-offs for the quarter were $695,000 as compared with $255,000 a year earlier, the increase due to commercial real estate and consumer loan categories. The annualized ratio of first quarter net charge-offs to average total loans and leases was .22% in 1996 and .09% in 1995. The provision for loan and lease losses increased in 1996 due to the higher level of net charge-offs and overall loan growth.

Non-performing loans totaled $11.5 million at March 31, 1996, a decline of $1.4 million or 11.0% since December 31, 1995. Other real estate owned totaled $890,000 at March 31, 1996, a decline of $1.2 million or 57.9% since December 31, 1995 due to the sale of a commercial real estate property. Total non-performing assets were $12.4 million at the end of the first quarter of 1996, a decline of $1.3 million or 9.6% since March 31, 1995 and a decline of $2.6 million or 17.6% since December 31, 1995.

The allowance for loan and lease losses as a percentage of non-performing loans and leases at March 31, 1996 was 115.3% versus 109.1% a year earlier and 101.1% at December 31, 1995. Total non-performing assets, as a percentage of loans, leases and other real estate owned, was .95% at March 31, 1996, 1.15% at March 31, 1995 and 1.17% at December 31, 1995. The allowance as a percentage of total net loans and leases was 1.02% at March 31, 1996, unchanged from December 31, 1995.

OTHER INCOME

Non-interest income, exclusive of security gains, totaled $8.2 million for the first quarter of 1996, an increase of $763,000 or 10.3% over the first quarter of 1995. Trust and asset management income increased by $299,000 or 10.2%, while mortgage revenues rose by 30.7% or $172,000. Trust and asset management income rose as a result of the favorable investment performance of trust assets under administration and growth in the AMCORE Vintage Funds proprietary mutual fund family. A drop in long-term interest rates earlier in 1996 resulted in higher levels of refinancing, which increased mortgage revenues. Closed loan volume for the first quarter of 1996 was $45.0 million, up $22.6 million or 101.4% from last year. Approximately 60% of the closed loan volume in 1996 related to refinancing activity. Higher collection fee income and insurance commissions also contributed to the growth in non-interest income. Collection fees increased $129,000 or 28.5% due to increased placement volumes. Insurance commissions rose $66,000 or 35.1% as a result of continued growth at the full-service insurance group.

Net security gains for the first quarter of 1996 were $764,000 as compared to $619,000 a year earlier. All securities sold were from the available for sale portfolio.

OPERATING EXPENSES

Total operating expenses for the first quarter of 1996 were $21.0 million, an increase of $315,000 or 1.5%, when compared to the first quarter of 1995. As mentioned earlier, the elimination of FDIC deposit insurance premiums lowered total insurance expense by $937,000 and helped to offset growth in the operating costs. Without the impact of this item, total operating expenses would have increased $1.3 million or 6.1%, mainly due to higher personnel costs and equipment expenses, as discussed below.

Personnel costs, the largest component of total operating expenses, includes compensation expense and employee benefits. This category totaled $11.9 million and rose $601,000 or 5.3% over the first quarter of 1995. This increase was primarily caused by normal salary adjustments and higher mortgage commissions.

For the first three months of 1996, total equipment expense was $1.9 million, an increase of $241,000 or 14.7% over the same period a year earlier. This increase was caused by branch expansion and the upgrade in information systems hardware and software. In late 1995, a new teller automation product delivery system was installed within all bank teller lines. In 1996, this delivery system will be expanded throughout the entire customer service platform. This will cause higher equipment costs in 1996, but is expected to improve day-to-day efficiencies, enhance customer service and improve cross-selling effectiveness.

Intangibles amortization expense totaled $512,000 in the first quarter of 1996, a decline of $130,000 from 1995. This was due to lower levels of collection agency intangible assets, which were reduced by the asset impairment charge taken in the second quarter of 1995. Other expenses totaled $3.9 million in the first quarter of 1996, an increase of $436,000 or 12.5% over the prior year quarter. This category includes loan processing costs, printing and supplies, communication expense, credit card expense, other real estate expense, external data processing costs, correspondent bank fees, and other miscellaneous expenses. The increase in 1996 was mainly caused by higher loan processing costs both at the banks and at the mortgage company as a result of commercial and real estate loan growth and the higher mortgage refinancing activity.

Income tax expense for the first quarter of 1996 totaled $2.0 million, a $681,000 increase over the first quarter of 1995. This increase was due to the higher level of earnings and approximately $300,000 in tax credits recorded in the first quarter of 1995. Without the impact of these 1995 tax credits, the effective tax rate for the first quarter of 1995 would have been 27.8% versus 26.6% in the first quarter of this year.

SUMMARY OF FINANCIAL CONDITION

Total assets at March 31, 1996 were $2.67 billion, a $254.7 million or 10.5% increase since December 31, 1995. As mentioned earlier, loan growth and the purchase of securities in connection with the investment leveraging program accounted for much of the increase in total assets. At March 31, 1996, total loans outstanding were $1.31 billion, an increase of $19.2 million or 1.5% since the end of 1995. Total securities at March 31, 1996 were $1.16 billion versus $908.7 million at the end of 1995, an increase of $249.0 million or 27.4%. The investment leveraging program, as described earlier, caused the growth in the investment portfolio.

The funding for this program caused short-term borrowings to increase $165.0 million over the previous quarter-end to total $457.0 million at March 31, 1996. The increase FHLB borrowings also caused long-term borrowings to rise $71.1 million over the end of 1995 to $178.9 million at March 31, 1996. Total deposits at the end of the quarter were $1.80 billion, an increase of $18.4 million or 1.0% since year-end. A $42.1 million increase in interest bearing deposits, particularly in certificates of deposit, partially offset a $23.7 million decrease in non-interest bearing deposits.

CAPITAL

Stockholders' equity at March 31, 1996 was $206.7 million, a decline of 1.5% or $3.2 million since December 31, 1995. This decline was caused by the unrealized market value change of the securities available for sale portfolio. Without this $6.7 million reduction in market value, net of tax, total stockholders' equity would have increased $3.6 million or 1.7%. The risk-based capital ratio was 13.36% at March 31, 1996 as compared to 13.26% at December 31, 1995. Tier 1 risk-based capital increased to 12.51% versus 12.40% at year-end. The leverage ratio at the end of the first quarter was 7.90%, well above the required minimum of 4.00%. Dividends per share for the first quarter of 1996 increased by 6.7% to $.16 per share.

OTHER MATTERS

On April 10, 1996, the Company announced plans to combine four banks in the southern region into one national bank charter. The banks in Princeton, Peru and Gridley will be merged into the Mendota bank to form a new bank with assets totaling approximately $425 million. This merger will increase operating efficiencies and reduce costs. It will also result in providing improved customer service and consistent product offerings for customers in this economic region, which is in proximity to the intersection of Interstates I-39 and I-80. The merger is subject to regulatory approval and is expected to be completed in the third quarter of 1996.

                                   PART II


ITEM 4.  Submission of Matters to a Vote of Security Holders

(a) AMCORE Financial, Inc. 1996 Annual Meeting of Stockholders was held on May 7, 1996.

(b) Proxies were solicited by AMCORE Financial, Inc. management for the purposes of electing four Class I directors whose term will expire in 1999. The following individuals were elected as Class I directors:

Name                                   Votes For           Votes Withheld
- ----                                  ----------           --------------
Frank A. Fiorenza                     11,685,603               45,794
Theresa Paulette Gilbert              11,679,788               51,609
Lawrence E. Gloyd                     11,683,162               48,235
Robert J. Meuleman                    11,685,915               45,482

(c) Proxies were solicited by AMCORE Financial, Inc. management to ratify the appointment of McGladrey & Pullen, LLP as independent auditors. The appointment of McGladrey & Pullen, LLP was ratified, via 11,652,401 votes for, 19,186 votes against and 59,810 votes abstaining the ratification of the appointment.

ITEM 6. Exhibits and Reports of Form 10-Q                               Page
                                                                        ----

(a) 2 Agreement and Plan of Reorganization by and among AMCORE Financial, Inc., NBM Acquisition, Inc. and NBM Bancorp, Inc. (Incorporated by reference to the Company's Amendment No. 1 to Form S-4 as filed with the Commission on February 23, 1995).

     3  Amended and Restated Articles of Incorporation of AMCORE
        Financial, Inc. dated May 1, 1990 (Incorporated by reference to Exhibit 23 of AMCORE's Annual Report on Form 10-K for the year ended December 31, 1989).

   3.1  By-laws of AMCORE Financial, Inc. as amended May 17, 1990
        (Incorporated by reference to Exhibit 3.1 of AMCORE's Annual Report on Form 10-K for the year ended December 31, 1994).

     4  Rights Agreement dated February 21, 1996, between AMCORE
        Financial, Inc. and Firstar Trust Company (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on February 28, 1996).

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

   10.3F* Severance Agreement dated March 5, 1993 between AMCORE Financial, Inc. and Gerald W. Lister (Incorporated by reference to Exhibit 10.3F to AMCORE's Annual Report on Form 10-K for the year ended December 31, 1993).


   10.4 Loan Agreement for $17,000,000 Term Loan and $25,000,000 Line of Credit Note dated November 10, 1995 with M&I
           Marshall & Ilsley Bank (Incorporated by reference to Exhibit
           10.5 to AMCORE's Annual Report on Form 10-K for the year ended December 31, 1995).

   10.5 Commercial Paper Placement Agreement dated November 10, 1995 with M&I Marshall and Ilsley Bank (Incorporated by reference to Exhibit 10.6 to AMCORE's Annual Report on Form 10-K for the year ended December 31, 1995).

   10.6*   Executive Insurance Agreement dated March 1, 1996 between       15
           AFI and the following executives:  Robert J. Meuleman, F.
           Taylor Carlin and James S. Waddell.

    11     Statement Re-Computation of Per Share Earnings                  29

    22 1996 Notice of Annual Meeting of Stockholders and Proxy Statement (Incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

    27     Financial Data Schedule                                         30

    99     Additional exhibit - Earnings release dated April 24, 1996.     31

(b) One Form 8-K was filed during the quarter in connection with the renewal of AMCORE's Rights Agreement, as mentioned in Item (a)4 above.

*These Exhibits are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              AMCORE Financial, Inc.

                              (Registrant)


Date: May 15, 1996


                              /s/ John R. Hecht
                              --------------------------------
                              John R. Hecht
                              Senior Vice President and Chief Financial Officer (Duly authorized officer of the registrant and principal financial officer)