Form 10-Q
period 1996-06-30
AMCORE FINANCIAL INC
filed 1996-08-14
CIK 714756

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996


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

Yes X    No

The number of shares outstanding of the registrant's Common stock, par value $.33 per share, at July 31, 1996 was 14,215,949 shares.




Index of Exhibits on Page 12                                    Page 1 of 107

                             AMCORE FINANCIAL, INC.

                          Form 10-Q Table of Contents


PART I                                                                              Page Number
- ------                                                                              -----------
ITEM 1       Financial Statements

             Consolidated Balance Sheets as of June 30, 1996 and
               December 31, 1995 . .  .  . . . . . .  . . . . . . . . . . . . . .         3

             Consolidated Statements of Income for the Three and Six
               Months Ended June 30, 1996 and 1995 . . . . . . . . . . .  . . . .         4

             Consolidated Statements of Cash Flows for the Six
               Months Ended June 30, 1996 and 1995  . . . . . . . . . . . . . . .         5

             Notes to Consolidated Financial Statements . . . . . . . . . . . . .         6

ITEM 2       Management's Discussion and Analysis of Financial Condition and
               Results of Operations . . . . . . . . . . . . . . . . . . . . . . .        7

PART II
- -------

ITEM 4       Submission of Matters to a Vote of Security Holders . . . . . . . . .        12

ITEM 6       Exhibits and Reports on Form 10-Q . . . . . . . . . . . . . . . . . .        12



Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                              June 30,     December 31,
(in thousands, except share data)                                                               1996           1995
=======================================================================================================================

Assets          Cash and cash equivalents...............................................      $112,456      $101,082
                Interest earning deposits in banks......................................           450           260
                Federal funds sold and other short-term investments.....................         2,971         9,050
                Mortgage loans held for sale............................................        10,043        15,801
                Securities available for sale...........................................     1,143,146       884,044
                Securities held to maturity (fair value of $13,481 in 1996;
                  $24,967 in 1995)......................................................        13,449        24,625
                                                                                            ------------------------
                     Total securities...................................................    $1,156,595      $908,669
                Loans and leases, net of unearned income................................     1,365,535     1,285,961
                Allowance for loan and lease losses.....................................       (13,802)      (13,061)
                                                                                            ------------------------
                     Net loans and leases...............................................    $1,351,733    $1,272,900
                Premises and equipment, net.............................................        47,391        49,670
                Intangible assets, net..................................................        13,273        14,314
                Other real estate owned.................................................           766         2,116
                Other assets............................................................        60,553        44,670
                                                                                            ------------------------
                     TOTAL ASSETS.......................................................    $2,756,231    $2,418,532
                                                                                            ========================

Liabilities     LIABILITIES
   And          Deposits:
Stockholders'     Interest bearing......................................................    $1,571,291    $1,512,473
  Equity          Non-interest bearing..................................................       253,215       265,232
                                                                                            ------------------------
                     Total deposits.....................................................    $1,824,506    $1,777,705
                Short-term borrowings...................................................       525,080       292,042
                Long-term borrowings....................................................       174,227       107,803
                Other liabilities.......................................................        34,038        31,120
                                                                                            ------------------------
                     TOTAL LIABILITIES..................................................    $2,557,851    $2,208,670
                                                                                            ------------------------

                STOCKHOLDERS' EQUITY
                Preferred stock, $1 par value:  authorized 10,000,000 shares;
                  issued none...........................................................    $        -    $        -
                Common stock, $.33 par value:  authorized 30,000,000 shares;
                                     June 30,          December 31,
                                      1996                1995
                  Issued............14,926,695         14,926,695
                  Outstanding.......14,217,265         14,174,183                                4,976         4,976
                Additional paid-in capital..............................................        56,583        56,412
                Retained earnings.......................................................       156,870       149,315
                Treasury stock and other................................................        (6,363)       (6,659)
                Net unrealized gain (loss) on securities available for sale.............       (13,686)        5,818
                                                                                            ------------------------
                     TOTAL STOCKHOLDERS' EQUITY.........................................      $198,380      $209,862
                                                                                            ------------------------
                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................    $2,756,231    $2,418,532
                                                                                            ========================


See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                        FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                                                           ENDED JUNE 30,         ENDED JUNE 30,
( in thousands, except per share data)                                                   1996         1995        1996      1995
===================================================================================================================================

INTEREST      Interest and fees on loans and leases.............................       $29,287        $26,962     $57,837   $52,338
INCOME        Interest on securities:
                Taxable.........................................................        14,924          9,552      27,038    18,844
                Tax-exempt......................................................         3,512          3,020       6,532     6,000
                                                                                  ----------------------------  -------------------
                   TOTAL INCOME FROM SECURITIES.................................       $18,436        $12,572     $33,570   $24,844
                                                                                  ----------------------------  -------------------

              Interest on federal funds sold and other short-term investments...            68             88         259       226
              Interest and fees on mortgage loans held for sale.................           709            749       1,467     1,214
              Interest on deposits in banks.....................................             5              -           9         9
                                                                                  ----------------------------  -------------------
                   TOTAL INTEREST INCOME........................................       $48,505        $40,371     $93,142   $78,631
                                                                                  ----------------------------  -------------------

INTEREST      Interest on deposits..............................................       $17,971        $17,276     $35,240   $32,363
EXPENSE       Interest on short-term borrowings.................................         6,225          3,132      10,722     6,382
              Interest on long-term borrowings..................................         2,649            414       4,815       876
              Other.............................................................           134             78         243       204
                                                                                  ----------------------------  -------------------
                   TOTAL INTEREST EXPENSE.......................................       $26,979        $20,900     $51,020   $39,825
                                                                                  ----------------------------  -------------------
              NET INTEREST INCOME...............................................       $21,526        $19,471     $42,122   $38,806
                   Provision for loan and lease losses..........................           967            871       1,856     1,600
                                                                                  ----------------------------  -------------------
              NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES.....       $20,559        $18,600     $40,266   $37,206
                                                                                  ----------------------------  -------------------

OTHER         Trust and asset management income.................................        $3,539         $2,977      $6,781    $5,827
INCOME        Service charges on deposits.......................................         1,720          1,695       3,400     3,427
              Mortgage revenues.................................................           968          1,002       1,701     1,563
              Collection fee income.............................................           564            469       1,146       922
              Other.............................................................         1,960          1,787       3,913     3,618
                                                                                  ----------------------------  -------------------
                   TOTAL OTHER INCOME, EXCLUDING NET REALIZED SECURITY GAINS....        $8,751         $7,930     $16,941   $15,357
              Net realized security gains.......................................           255            427       1,019     1,046
                                                                                  ----------------------------  -------------------
                   TOTAL OTHER INCOME...........................................        $9,006         $8,357     $17,960   $16,403

OPERATING     Compensation expense..............................................        $9,154         $9,511     $18,150   $18,149
EXPENSES      Employee benefits.................................................         2,645          2,629       5,575     5,316
              Net occupancy expense.............................................         1,271          1,139       2,656     2,505
              Equipment expense.................................................         1,852          2,802       3,731     4,440
              Professional fees.................................................           595          1,020       1,203     1,587
              Advertising and business development..............................           660            721       1,214     1,231
              Amortization of intangible assets.................................           511            646       1,023     1,288
              Impairment of long-lived assets...................................             -          3,269           -     3,269
              Insurance expense.................................................           204          1,163         401     2,297
              Other.............................................................         3,781          3,737       7,708     7,227
                                                                                  ----------------------------  -------------------
                   TOTAL OPERATING EXPENSES.....................................       $20,673        $26,637     $41,661   $47,309
                                                                                  ----------------------------  -------------------
              INCOME BEFORE INCOME TAXES........................................        $8,892           $320     $16,565    $6,300
              Income taxes......................................................         2,435           (820)      4,478       543
                                                                                  ----------------------------  -------------------
                   NET INCOME...................................................        $6,457         $1,140     $12,087    $5,757
                                                                                  ============================  ===================
                   EARNINGS PER COMMON SHARE....................................         $0.45          $0.08       $0.85     $0.41
                   DIVIDENDS PER COMMON SHARE...................................          0.16           0.15        0.32      0.30
                   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...................        14,207         14,069      14,199    14,059

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                        Six Months Ended
                                                                                                            June 30,
( in thousands)                                                                                         1996          1995
==========================================================================================================================

CASH FLOWS          NET INCOME..............................................................         $12,087        $5,757
  FROM              Adjustments to reconcile net income to net
OPERATING             cash provided by operating activities:
ACTIVITIES               Depreciation and amortization of premises and equipment............           2,351         2,420
                         Amortization and accretion of securities, net......................           2,231           (28)
                         Provision for loan and lease losses................................           1,856         1,600
                         Amortization of intangible assets..................................           1,023         1,288
                         Gain on sale of securities available for sale......................          (1,101)       (1,132)
                         Loss on sale of securities available for sale......................              82            86
                         Gain on sale of trading securities ................................               -            (1)
                         Loss on sale of trading securities ................................               -             5
                         Purchase of trading securities.....................................            (536)       (6,016)
                         Proceeds from sale of trading securities...........................             536         6,012
                         Impairment of long-lived assets....................................               -         3,269
                         Write-down of other real estate owned..............................               -            53
                         Non-employee directors compensation expense........................             236           143
                         Deferred income taxes..............................................           1,193        (2,321)
                         Net decrease (increase) in mortgage loans held for sale............           5,758        (8,234)
                         Other, net.........................................................           1,859         5,537
                                                                                                  -------------------------
                            NET CASH PROVIDED BY OPERATING ACTIVITIES.......................         $27,575        $8,438
                                                                                                  -------------------------

CASH FLOWS          Proceeds from maturities of securities..................................         $99,234       $63,988
  FROM              Proceeds from sales of securities available for sale....................         105,527        99,810
INVESTING           Purchase of securities held to maturity.................................            (142)      (13,496)
ACTIVITIES          Purchase of securities available for sale...............................        (486,157)     (159,189)
                    Net decrease in federal funds sold and other short-term investments.....           6,079         1,770
                    Net (increase) decrease in interest earning deposits in banks...........            (190)           38
                    Net increase in loans and leases........................................         (81,239)      (76,008)
                    Proceeds from the sale of premises and equipment........................             560           199
                    Premises and equipment expenditures.....................................          (1,753)       (4,830)
                                                                                                  -------------------------
                            NET CASH REQUIRED FOR INVESTING ACTIVITIES......................       ($358,081)     ($87,718)
                                                                                                  -------------------------

CASH FLOWS          Net decrease in demand deposits and savings accounts....................        ($27,605)      ($7,340)
  FROM              Net increase in time deposits...........................................          74,406        94,078
FINANCING           Net increase in short-term borrowings...................................         227,038        15,597
ACTIVITIES          Proceeds from long-term borrowings......................................          74,500             -
                    Payment of long-term borrowings.........................................          (2,158)       (4,616)
                    Dividends paid..........................................................          (4,532)       (4,164)
                    Proceeds from exercise of incentive stock options.......................             231           189
                                                                                                  -------------------------
                            NET CASH PROVIDED BY FINANCING ACTIVITIES.......................        $341,880       $93,744
                                                                                                  -------------------------
                    Net change in cash and cash equivalents.................................         $11,374       $14,464
                                                                                                  -------------------------
                    Cash and cash equivalents:
                      Beginning of year.....................................................         101,082        92,201
                                                                                                  -------------------------
                      End of period.........................................................        $112,456      $106,665
                                                                                                  =========================
 SUPPLEMENTAL       Cash payments for:
DISCLOSURES OF        Interest paid to depositors...........................................         $34,296       $29,816
 CASH FLOW            Interest paid on borrowings...........................................          14,381         7,395
 INFORMATION          Income taxes paid.....................................................           3,937         3,412

NON-CASH            Other real estate acquired in settlement of loans.......................             550         2,245
INVESTING
ACTIVITIES

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

Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the "Company") for the year ended December 31, 1995.

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

NOTE 3 - LONG-TERM BORROWINGS

The Company has a term loan agreement (Agreement) with an unaffiliated financial institution that requires semi-annual principal payments and allows several interest rate and funding period options. At June 30, 1996, the balance was $15.3 million at an interest rate of 6.90%.

The Agreement contains several restrictive covenants, including limitations on dividends to stockholders, maintenance of various capital adequacy levels, and certain restrictions with regard to other indebtedness. All capital adequacy ratios remained well above the required minimums per the Agreement during the reported periods.

In late 1995 and early 1996, several of the Company's subsidiary banks borrowed a total of $162,750,000 from the Federal Home Loan Bank (FHLB) in connection with the purchase of mortgage-backed securities. The average maturity of these borrowings is 2.2 years, with a weighted average borrowing rate of 5.68%.

Scheduled reductions of long-term borrowings are as follows:

=============================================================================================================
(in thousands)                                                                                     Total
- -------------------------------------------------------------------------------------------------------------
1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    5,631
1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          72,218
1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          38,726
1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          29,001
2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          33,780
Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             871
- -------------------------------------------------------------------------------------------------------------
  SUB-TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  180,227
Less current portion of FHLB borrowings  . . . . . . . . . . . . . . . . . . . . . . . . .          (6,000)
- -------------------------------------------------------------------------------------------------------------
  TOTAL LONG-TERM BORROWINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  174,227
=============================================================================================================

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

                             AMCORE FINANCIAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Management's discussion and analysis focuses on the significant factors which affected AMCORE Financial, Inc. and subsidiaries (the "Company") financial condition as of June 30, 1996 as compared to December 31, 1995 and the results of operations for the three and six months ended June 30, 1996 as compared to the same periods in 1995. This discussion is intended to be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

EARNINGS SUMMARY

Net income for the second quarter of 1996 totaled a record $6.5 million, an increase of $5.3 million from the second quarter of 1995. Excluding a $3.5 million after-tax charge recorded in 1995, the increase was $1.9 million, or 40.2%. This prior year charge was related to the impairment of certain long-lived assets required by a new accounting rule and costs associated with increased merger activity. Through the first six months of 1996, net income was $12.1 million as compared to $5.7 million in 1995. Excluding the prior year impairment and merger-related charges, net income increased $2.9 million, or 31.1%.

On a per share basis, net earnings in the second quarter of 1996 were a record $.45 versus $.33 in 1995, exclusive of the impairment and merger-related charges. On a year-to-date basis, earnings per share totaled $.85 versus $.66, after excluding the $.25 per share impairment and merger-related charges, an increase of 28.8%.

The record earnings were primarily the result of higher net interest income, which rose $2.1 million or 10.6%. This increase was caused by strong loan growth and the impact of an investment leveraging program as discussed in the Net Interest Income Section. A $562,000, or 18.9%, increase in trust and asset management income also elevated earnings, and resulted from a combination of favorable investment performance and new accounts.

The return on average equity (ROE) was 12.76% in the second quarter of 1996 as compared to 9.73% in 1995 and the return on average assets (ROA) for the quarter was .96% versus .83% a year earlier, both excluding the impact of the prior year impairment and merger-related charges. On a year-to-date basis, ROE and ROA were 11.75% and .94% in 1996, respectively, versus 9.89% and .85% in 1995, exclusive of the impairment and merger-related charges.

NET INTEREST INCOME

Net interest income, the Company's primary source of earnings, totaled $21.5 million in the second quarter of 1996, an increase of $2.1 million or 10.6% when compared with $19.5 million in 1995. On a year-to-date basis, net interest income increased $3.3 million or 8.5% and totaled $42.1 million. In the following analysis, net interest income is presented on a tax equivalent basis, which adjusts reported interest income on tax-exempt loans and securities to compare with other sources of fully taxable interest income. Unlike changes in volume, or rates paid or earned, it has no effect on actual net interest income or net income as reported in the Consolidated Financial Statements.

As shown in the following table, tax equivalent net interest income rose by $2.3 million in the second quarter of 1996 as compared to 1995, the increase almost entirely due to higher loan and investment volumes. The net interest margin, which is computed by dividing the annualized tax equivalent net interest income by the average earning assets, declined by 45 basis points to 3.70% as compared to 4.15% for the second quarter of 1995. The net interest margin on a year-to-date basis reflected a similar decline falling to 3.77% from 4.21% in the prior year. These declines were caused by the impact of an investment leveraging program and a shift in the deposit mix to higher rate time deposits. Growth in average loan volumes helped to mitigate some of the interest margin compression.

The investment leveraging program is designed to better deploy underutilized capital at affiliate banks and improve the return on equity. The program is funded through repurchase agreements and Federal Home Loan Bank (FHLB) borrowings, the proceeds of which are principally invested in mortgage-backed securities. While this program results in additional net interest income, it also lowers the net interest margin due to the smaller interest rate spread associated with these transactions. This program added approximately $1.5 million to net interest income in the second quarter of 1996 as compared to $484,000 in the same quarter for 1995, resulting in a net increase of approximately $1.0 million. On a year-to-date basis, the impact was $2.4 million in 1996 versus $897,000 a year earlier, a net increase of $1.5 million. Excluding the impact of this program, the core net interest margin for the second quarter of 1996 declined 13 basis points from the prior year to 4.24% and, on a year-to-date basis, declined 18 basis points to 4.20%. In comparison to the first quarter of 1996, however, the core net interest margin improved by 8 basis points.

ANALYSIS OF NET INTEREST INCOME-TAX EQUIVALENT BASIS
Unaudited Quarters Ended June 30,
(in thousands)

       Average Balance              Average Rate
- -----------------------------------------------------
     1996           1995        1996          1995
- -----------------------------------------------------
   $903,472       $527,309      6.53%        7.17%
    260,318        260,362      8.21%        7.06%
- -----------------------------------------------------
 $1,163,790       $787,671      6.91%        7.13%
- -----------------------------------------------------
    $10,335        $10,392      8.11%        7.69%
  1,330,409      1,214,870      8.73%        8.80%
      5,462          4,849      5.29%        7.18%
 ----------------------------------------------------
 $2,509,996     $2,017,782      7.95%        8.25%
- -----------------------------------------------------
   $441,579       $404,710      2.55%        2.73%
    151,276        170,073      2.18%        2.60%
    986,813        935,002      5.85%        5.76%
- -----------------------------------------------------
 $1,579,668     $1,509,785      4.58%        4.59%
- -----------------------------------------------------
   $464,984       $215,195      5.38%        5.84%
    174,937         22,915      6.09%        7.25%
      5,924          5,067      9.10%        6.17%
- -----------------------------------------------------
 $2,225,513     $1,752,962      4.88%        4.78%
 ----------------------------------------------------
                                3.07%        3.47%
 ----------------------------------------------------
                                3.70%        4.15%
 ----------------------------------------------------


                                                                               1996/1995
                                                   Interest Earned               Change
                                                       or Paid                   Due to
                                                -----------------------------------------------------
                                                     1996           1995         Volume        Rate
                                                -----------------------------------------------------
INTEREST EARNING ASSETS:
Taxable securities.............................      $14,924        $9,552       $6,280        ($908)
Tax-exempt securities (1)......................        5,403         4,646           (1)         758
- ----------------------------------------------------------------------------------------------------
  Total securities...............................    $20,327       $14,198       $6,279        ($150)
- ----------------------------------------------------------------------------------------------------
Mortgage loans held for sale (3)...............         $212          $202          ($1)         $11
Loans (1) (2)..................................       29,360        27,019        2,552         (211)
Other earning assets...........................           73            88           10          (25)
 Fees on mortgage loans held for sale (3).......         497           547           47          (97)
- ----------------------------------------------------------------------------------------------------
  TOTAL EARNING ASSETS (FTE)                         $50,469       $42,054       $8,887        ($472)
- ----------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES:
Interest-bearing demand deposits...............       $2,795        $2,755         $244        ($204)
Savings deposits...............................          821         1,101         (115)        (165)
Time deposits..................................       14,355        13,420          763          172
- ----------------------------------------------------------------------------------------------------
  Total interest-bearing deposits..............      $17,971       $17,276         $892        ($197)
- ----------------------------------------------------------------------------------------------------
Short-term borrowings..........................       $6,225        $3,132       $3,418        ($325)
Long-term borrowings...........................        2,649           414        2,351         (116)
Other..........................................          134            78           15           41
- ----------------------------------------------------------------------------------------------------
TOTAL INTEREST-BEARING
   LIABILITIES.................................      $26,979       $20,900       $6,676        ($597)
- ----------------------------------------------------------------------------------------------------
INTEREST RATE SPREAD (FTE).....................
- ----------------------------------------------------------------------------------------------------
NET INTEREST MARGIN/
   NET INTEREST INCOME (FTE)...................      $23,490       $21,154       $2,211         $125
- ----------------------------------------------------------------------------------------------------

The above table shows the changes in interest income (tax equivalent) and interest expense attributable to rate and volume variances.
The change in interest income (tax equivalent) due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absoulute dollar amounts of the change in each.

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


Total average earning assets for the second quarter of 1996 were $2.51 billion, an increase of $492.2 million or 24.4% over 1995. Average loans grew by $115.5 million or 9.5%, primarliy the result of growth in commercial real estate and consumer loan portfolios. Average total securities increased $376.1 million to $1.16 billion as a result of the investment leveraging program mentioned earlier.

Average total interest-bearing liabilities were $2.23 billion in the second quarter of 1996, an increase of $472.6 million or 27.0%. Average interest-bearing deposits rose by $69.9 million or 4.6% during the second quarter of 1996, the increase mostly due to a $51.8 million growth in average time deposits.

Average interest-bearing demand deposits also grew by $36.9 million, but were partially offset by an $18.8 million decline in average savings deposits. For the second quarter of 1996, average short-term borrowings increased to $249.8 million over the prior year quarter, and totaled $465.0 million. Average long-term borrowings also increased $152.0 million from the prior year quarter and totaled $174.9 million. The large increases in borrowings were due to the use of repurchase agreements and FHLB borrowings for the funding of the investment leveraging program. Average earning assets as a percentage of total average assets was 93.2% and 90.8%, respectively, for the second quarters of 1996 and 1995. The increase was the result of management's focus on reducing non-earning assets and a 22.0% increase in average earning assets due to the leveraging strategy.

The yield on average earning assets for the second quarter of 1996 was 7.95%, a decline of 30 basis points from the yield in 1995. The average rate paid on interest bearing liabilities rose by 10 basis points to 4.88%. As a result, the net interest spread dropped 40 basis points to 3.07%.

The yield on loans for the second quarter of 1996 was 8.73%, a 7 basis point decline from 1995. The yield on total securities dropped 22 basis points to 6.91% in comparison to the second quarter of 1995, due to additional amortization caused by accelerated paydowns of mortgage-backed securities. The yield on mortgage loans held for sale increased 42 basis points to 8.11% due to the recent rise in long-term interest rates.

The average rate paid on interest-bearing deposits was stable at 4.58% versus 4.59% in the second quarter of 1995. The rate paid on time deposits in the second quarter of 1996 was 5.85%, an increase of 9 basis points over 1995. Both interest-bearing demand deposit rates and savings deposit rates, however, declined by 18 basis points and 42 basis points, respectively.

The average rate paid on short-term borrowings was 5.38% as compared to 5.84% for the second quarter of 1995, the decline due mainly to lower prevailing short-term rates. The average rate paid on long-term borrowings also declined from 7.25% to 6.09%. This decline was mainly due to the lower rates associated with FHLB borrowings, which have an average rate of 5.68% and an average maturity of 2.2 years.

On a year-to-date basis, tax equivalent net interest income was $45.8 million in 1996, which represents an increase over 1995 of $3.6 million or 8.6%. This increase was caused by strong loan growth and the investment leveraging program. Earning assets for the first six months of 1996 yielded 7.97%, a 21 basis point decline from 1995. At the same time, the average rate paid on interest bearing liabilities increased by 21 basis points to 4.86%. The result was a 42 basis point compression in the net interest spread to 3.11%, which was primarily caused by increased premium amortization from the prepayment of mortgage-backed securities and a larger mix of higher rate time deposits.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES

For the second quarter of 1996, the provision for loan and lease losses was $967,000 as compared to $871,000 for the same period last year. Total net charge-offs for the quarter were $420,000 versus $1.0 million in 1995. The decline in net charge-offs was due to a $595,000 write-down of a commercial real estate property in 1995, which was since reclassified into other real estate and sold. On a year-to-date basis, net charge-offs totaled $1.1 million in 1996, a decline from the $1.3 million recorded in 1995. The annualized ratio of second quarter net charge-offs to average loans and leases was .13% in 1996 versus .33% a year earlier, and the year-to-date ratio was .17% in 1996 as compared to .21% in 1995.

Total non-performing loans were $14.2 million at June 30, 1996, an increase of $3.8 million since December 31, 1995 due primarily to a local commercial loan. Total other real estate owned was $766,000 at the end of the second quarter, a decline of $1.4 million when compared with the $2.1 million at December 31, 1995. Accordingly, total non-performing assets were $15.0 million at June 30, 1996, an increase of $2.4 million since December 31, 1995.

The allowance for loan and lease losses as a percentage of total non-performing loans and leases was 97.3% at June 30, 1996 versus 101.1% at December 31, 1995. Total non-performing assets as a percentage of total loans, leases and other real estate owned, was 1.09% at June 30, 1996 versus .97% at December 31, 1995. The allowance as a percentage of total net loans and leases was 1.01% at June 30, 1996 versus 1.02% at the end of 1995.

OTHER INCOME

Non-interest income, exclusive of net security gains, totaled $8.8 million for the second quarter of 1996, an increase of $821,000 or 10.4% over the prior year quarter. On a year-to-date basis, non-interest income, exclusive of net security gains, totaled $16.9 million, a $1.6 million or 10.3% increase over 1995.

Trust and asset management income totaled $3.5 million for the second quarter of 1996, which represents a $562,000 or 18.9% increase over the comparable period last year. Through the first six months of 1996, trust and asset management income rose to $6.8 million, an increase of $954,000 or 16.4% over the prior year. These increases were the result of favorable market performance of trust assets, growth in the AMCORE Vintage Funds proprietary mutual fund family and the addition of new trust accounts. Other non-interest income increased $173,000 or 9.7% for the quarter and $295,000 or 8.2% on a year-to-date basis. This increase was the result of strong insurance commission growth and higher credit card income.

Mortgage revenues totaled $968,000 for the second quarter of 1996, a decline of 3.4% from the second quarter of 1995 due to a drop in mortgage loan volumes. This was partially offset by increased servicing income from a larger servicing portfolio. On a year-to-date basis, mortgage revenues totaled $1.7 million, a $138,000 or 8.8% increase over 1995 as a result of higher refinancing activity in early 1996 caused by lower mortgage rates.

Net security gains for the second quarter of 1996 were $255,000 versus $427,000 a year earlier. For the first six months of 1996, net security gains were $1.0 million, virtually unchanged from the same period of 1995.

OPERATING EXPENSES

Total operating expenses for the second quarter of 1996 were $20.7 million, a $6.0 million decline over the same period in 1995. Approximately $5.6 million of this decline related to the impairment and merger-related charges recorded in 1995. Excluding these charges, total operating expenses for the quarter declined $372,000 or 1.8%. A major factor for the decline was the elimination of FDIC deposit insurance premiums in 1996, which lowered quarterly expenses by $959,000 in comparison to the second quarter of 1995. On a year-to-date basis and exclusive of the $5.6 million in prior year charges, total operating expenses declined $56,000. Without the impact of the elimination of $1.9 million in FDIC deposit insurance premiums, total operating expenses would have increased by $1.8 million or 4.4%.

Personnel costs, which includes compensation expense and employee benefits, is the largest component of operating expense. Exclusive of $749,000 in 1995 merger-related charges, total personnel costs in the second quarter of 1996 increased $408,000 or 3.6% over the prior year quarter. On a year-to-date basis, personnel costs totaled $23.7 million and increased $1.0 million or 4.4% over 1995, excluding the merger-related charges. The increases were primarily due to normal salary adjustments and higher insurance commission expense.

Total equipment expense for the second quarter of 1996 was $1.9 million versus $2.8 million a year earlier. Exclusive of $1.2 million in 1995 merger-related charges, total equipment expense would have increased $233,000 or 14.4% over the second quarter of 1995. On a year-to-date basis, equipment expense totaled $3.7 million, an increase of $474,000 or 14.6% over 1995, exclusive of the prior year merger-related charges. These increases were principally caused by the upgrade in information systems hardware and software and various PC networks. These upgrades were associated with the installation of a new teller automation product delivery system and the expansion of this system throughout the entire customer service platform. Equipment costs should continue to be at or above prior year levels, but it is expected that operational productivity will be improved and cross-selling capabilities will be enhanced.

Professional fees totaled $595,000 for the second quarter of 1996 and $1.2 million for the year-to-date, declines of $163,000 or 21.5% and $122,000 or 9.2%, respectively, over the prior year periods, exclusive of $262,000 in merger-related charges.

Intangibles amortization expense totaled $511,000 in the second quarter of 1996, a decline of $135,000 or 20.9% from 1995; and on a year-to-date basis, totaled $1.0 million, a decline of $265,000 or 20.6% from the prior year. The declines in amortization expense were due mainly to lower levels of collection agency intangibles caused by a $1.7 million impairment charge in the second quarter of 1995, which resulted from the early adoption of Statement of Financial Accounting Standards (FAS) No. 121 - "Accounting for the Impairment of Long-Lived Assets". The total impact of this new accounting standard in 1995 was $3.3 million, as shown on the Consolidated Statements of Income, and also included a $1.6 million charge for the reduction of carrying values assigned to certain bank facilities.

Other operating expense includes loan processing costs, printing and supplies, communication expense, credit card expense, other real estate expense, external data processing costs, correspondent bank fees, and other miscellaneous expenses. This category of expense totaled $3.8 million for the second quarter of 1996, an increase of $44,000 or 1.2% from the prior year quarter. On a year-to-date basis, other operating expense totaled $7.7 million, an increase of $481,000 or 6.7% over 1995 due to a combination of higher loan processing costs and additional credit card expenses.

Income tax expense for the second quarter of 1996 totaled $2.4 million, a $3.3 million increase over the prior year benefit of $820,000 due to a higher level of earnings. For the first six months, the effective tax rate was 27.0% versus 24.9% in the prior year, excluding the impact of the impairment and merger-related charges and tax credits recorded in the first quarter of 1995. This effective rate increase was caused by the higher level of earnings and, accordingly, the lower relative value associated with tax-exempt income.

SUMMARY OF FINANCIAL CONDITION

Total assets at June 30, 1996 were $2.76 billion, a $337.7 million or 14.0% increase since December 31, 1995. As mentioned earlier, loan growth and the purchase of securities in connection with the investment leveraging program accounted for much of the increase. At June 30, 1996, total loans outstanding were $1.37 billion, an increase of $79.6 million or 6.2% since the end of 1995. Total securities at June 30, 1996 were $1.16 billion versus $908.7 million at the end of 1995, an increase of $247.9 million or 27.3%.

The funding for the investment leveraging program caused short-term borrowings to increase $233.0 million over the previous year-end to total $525.1 million at June 30, 1996. The increased FHLB borrowings also caused long-term borrowings to rise $66.4 million since the end of 1995 to $174.2 million at June 30, 1996. Total deposits at the end of the quarter were $1.82 billion, an increase of $46.8 million or 2.6% since the end of 1995. A $58.8 million increase in interest bearing deposits, particularly in certificates of deposit, was partially offset by a $12.0 million decline in non-interest bearing deposits.

CAPITAL

Stockholders' equity was $198.4 million at June 30, 1996, a decline of $11.5
million or 5.5% since December 31, 1995.   This decline was due to a $19.5
million after-tax reduction in the fair value of the securities available for sale portfolio, which was caused by an increase in market interest rates. Without the impact of this change in the net unrealized loss, total stockholders' equity would have increased $8.0 million, or 3.9%. At June 30, 1996, the risk-based capital ratio was 13.29% and the Tier 1 risk-based capital ratio was 12.43% in comparison to 13.26% and 12.40%, respectively, at December 31, 1995. The leverage ratio at June 30, 1996 was 7.42%, well above the required minimum of 4.00%. Dividends per share for the second quarters of 1996 and 1995 were $.16 and $.15, respectively, an increase of 6.7%.

OTHER MATTERS

On August 2, 1996, the Company combined four of its banks in the southern region into one national bank charter. The banks in Princeton, Peru and Gridley were merged into the Mendota bank to form a new bank named AMCORE Bank N.A., North Central, with assets totaling approximately $432 million. This merger is intended to increase operating efficiencies and reduce costs. It is also expected to improve customer service and allow for consistent product offerings to customers in this economic region, which is in proximity to the intersection of Interstates I-39 and I-80.

                                    PART II


ITEM 4.  Submission of Matters to a Vote of Security Holders


(a)-(c) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (File No. 0-13393)


ITEM 6.  Exhibits and Reports on Form 10-Q                                 Page

(a)  3   Amended and Restated Articles of Incorporation of AMCORE
         Financial, Inc. dated May 1, 1990 (Incorporated by reference to
         Exhibit 23 of AMCORE's Annual Report on Form 10-K for the year ended December 31, 1989).

    3.1 By-laws of AMCORE Financial, Inc. as amended May 17, 1990 (Incorporated by reference to Exhibit 3.1 of AMCORE's Annual Report of Form 10-K for the year ended December 31, 1994).

     4   Rights Agreement dated February 21, 1996, between AMCORE
         Financial, Inc. and Firstar Trust Company (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on February 28, 1996).

  10.1*  1995 Stock Incentive Plan (Incorporated by reference to
         Exhibit 22 of AMCORE's Annual Report on Form 10-K for the year ended December 31, 1994).

  10.2*  AMCORE Financial, Inc. 1994 Stock Option Plan for
         Non-Employee Directors (Incorporated by reference to Exhibit 23 of AMCORE's Annual Report on Form 10-K for the year ended December 31, 1993).

  10.3A* Amended and Restated Transitional Compensation Agreement           15
         dated June 1, 1996 between AMCORE Financial, Inc. and Robert
         J. Meuleman.

  10.3B* Amended and Restated Transitional Compensation Agreement           39
         dated June 1, 1996 between AMCORE Financial, Inc. and the following individuals: F. Taylor Carlin, John R. Hecht, and
         James S. Waddell.

  10.3C* Transitional Compensation Agreement dated June 1, 1996             60
         between AMCORE Financial, Inc. and the following individuals:
         Charles E. Gagnier and Gerald W. Lister.

  10.3D* Transitional Compensation Agreement dated June 1, 1996             81
         between AMCORE Financial, Inc. and the following individuals:
         Kenneth E. Edge, William J. Hippensteel, Alan W. Kennebeck and
         James F. Warsaw.

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

  10.6* Executive Insurance Agreement dated March 1, 1996 between AFI and the following executives: Robert J. Meuleman, F. Taylor Carlin and James S. Waddell (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended March 31, 1996).

  11     Statement Re-Computation of Per Share Earnings                    102

  22     1996 Notice of Annual Meeting of Stockholders and Proxy
         Statement (Incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the year ended
         December 31, 1995).

  27     Financial Data Schedule                                           103

  99     Additional exhibit - Earnings release dated July 22, 1996.        104

(b)      No reports on Form 8-K were filed during this quarter.

*These exhibits are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-Q.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             AMCORE Financial, Inc.

                             (Registrant)



Date:  August 9, 1996



                             /s/ John R. Hecht
                             --------------------------
                             John R. Hecht
                             Senior Vice President and Chief Financial Officer (Duly authorized officer of the registrant and principal financial officer)