Form 10-Q
period 1996-09-30
AMCORE FINANCIAL INC
filed 1996-11-14
CIK 714756

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996


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

Yes X    No

The number of shares outstanding of the registrant's Common stock, par value $.33 per share, at October 31, 1996 was 14,224,578 shares.





Index of Exhibits on Page 15                                       Page 1 of 25

                             AMCORE FINANCIAL, INC.

                          Form 10-Q Table of Contents





PART I                                                                                      Page Number

ITEM 1      Financial Statements

            Consolidated Balance Sheets as of September 30, 1996 and
             December 31, 1995 . .  .  . . . . . .  . . . . . . . . . . . . . . . . . .         3

            Consolidated Statements of Income for the Three and Nine
             Months Ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . . .         4

            Consolidated Statements of Cash Flows for the Nine
             Months Ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . . .         5

            Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . .         6

ITEM 2      Management's Discussion and Analysis of Financial Condition and
             Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .         9

PART II

ITEM 4      Submission of Matters to a Vote of Security Holders . . . . . . . . . . . .        15

ITEM 6      Exhibits and Reports on Form 10-Q . . . . . . . . . . . . . . . . . . . . .        15



Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                              September 30,  December 31,
(in thousands, except share data)                                                                     1996         1995
=========================================================================================================================
Assets         Cash and cash equivalents...................................................   $    106,681    $   101,082
               Interest earning deposits in banks..........................................            384            260
               Federal funds sold and other short-term investments.........................         60,317          9,050
               Mortgage loans held for sale................................................          9,378         15,801
               Securities available for sale...............................................      1,162,613        884,044
               Securities held to maturity (fair value of $11,586 in 1996; $24,967 in 1995)         11,509         24,625
                                                                                               ---------------------------
                  Total securities.........................................................   $  1,174,122    $   908,669
               Loans and leases, net of unearned income....................................      1,435,562      1,285,961
               Allowance for loan and lease losses.........................................        (15,078)       (13,061)
                                                                                              ---------------------------
                  Net loans and leases.....................................................   $  1,420,484    $ 1,272,900
               Premises and equipment, net.................................................         46,433         49,670
               Intangible assets, net......................................................         12,766         14,314
               Other real estate owned.....................................................            540          2,116
               Other assets................................................................         59,677         44,670
                                                                                              ---------------------------
                  TOTAL ASSETS.............................................................   $  2,890,782    $ 2,418,532
                                                                                              ===========================

Liabilities    LIABILITIES
  And          Deposits:
Stockholders'   Interest bearing...........................................................    $  1,677,181   $ 1,512,473
 Equity         Non-interest bearing.......................................................         260,808       265,232
                                                                                               --------------------------
                  Total deposits...........................................................    $  1,937,989   $ 1,777,705
               Short-term borrowings.......................................................         559,246       292,042
               Long-term borrowings........................................................         148,761       107,803
               Other liabilities...........................................................          37,198        31,120
                                                                                               --------------------------
                  TOTAL LIABILITIES........................................................    $  2,683,194   $ 2,208,670
                                                                                               --------------------------
               STOCKHOLDERS' EQUITY
               Preferred stock, $1 par value:  authorized 10,000,000 shares;
                issued none................................................................    $          -   $         -
               Common stock, $.33 par value:  authorized 30,000,000 shares;
                               September 30,     December 31,
                                   1996             1995
                Issued.......... 14,926,695       14,926,695
                Outstanding..... 14,224,578       14,174,183                                          4,976         4,976
                Treasury........    702,117          752,512
               Additional paid-in capital..................................................          56,639        56,412
               Retained earnings...........................................................         161,010       149,315
               Treasury stock and other....................................................          (6,197)       (6,659)
               Net unrealized gain (loss) on securities available for sale.................          (8,840)       (5,818)
                                                                                               --------------------------
                  TOTAL STOCKHOLDERS' EQUITY...............................................    $    207,588   $   209,862
                                                                                               --------------------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............................    $  2,890,782   $ 2,418,532
                                                                                               ==========================

See accompanying notes to consolidated financial statements.





                                       -3

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                           For the Three Months     For the Nine Months
                                                                           Ended September 30,      Ended September 30,
(in thousands, except per share data)                                       1996          1995        1996     1995
=======================================================================================================================
Interest Interest and fees on loans and leases...........................   $ 30,936   $ 28,158     $ 88,773  $ 80,496
Income   Interest on securities:
           Taxable.......................................................     15,205     10,237       42,093    29,081
           Tax-exempt....................................................      3,651      3,003       10,183     9,003
                                                                            -------------------     ------------------
              Total Income from Securities...............................   $ 18,856   $ 13,240     $ 52,276  $ 38,084
                                                                            -------------------     ------------------

         Interest on federal funds sold and other short-term investments         131         37          529       263
         Interest and fees on mortgage loans held for sale..............         576        991        2,043     2,205
         Interest on deposits in banks...................................          8          6           28        15
                                                                            -------------------     ------------------
              Total Interest Income......................................   $ 50,507   $ 42,432     $143,649  $121,063
                                                                            -------------------     ------------------

Interest Interest on deposits.............................................   $18,649   $ 17,990     $ 53,889  $ 50,353
Expense  Interest on short-term borrowings................................     7,381      3,867       18,103    10,249
         Interest on long-term borrowings.................................     2,190        403        7,005     1,279
         Other............................................................       125         91          368       295
                                                                            -------------------     ------------------
              Total Interest Expense......................................   $28,345   $ 22,351     $ 79,365  $ 62,176
                                                                            -------------------     ------------------

         Net Interest Income..............................................   $22,162   $ 20,081     $ 64,284  $ 58,887
              Provision for loan and lease losses.........................     2,234        320        4,090     1,920
                                                                            -------------------     ------------------
         Net Interest Income After Provision for Loan and Lease
              Losses......................................................   $19,928   $ 19,761     $ 60,194  $ 56,967
                                                                            -------------------     ------------------

Other    Trust and asset management income................................   $ 3,430   $  2,743     $ 10,211  $  8,763
Income   Service charges on deposits......................................     1,644      1,879        5,044     5,306
         Mortgage revenues................................................       940      1,069        2,641     2,632
         Insurance revenues...............................................       894        335        1,519       667
         Collection fee income............................................       501        464        1,647     1,386
         Gain on sale of merchant bankcard processing accounts............     1,400          -        1,400         -
         Other............................................................     1,983      1,563        5,271     4,656
                                                                            -------------------     ------------------
              Total Other Income, Excluding Net Realized Security
               Gains......................................................   $10,792   $  8,053     $ 27,733  $ 23,410
         Net realized security gains......................................       352        400        1,371     1,446
                                                                            -------------------     ------------------
              Total Other Income..........................................   $11,144   $  8,453     $ 29,104  $ 24,856

Operating   Compensation expense..........................................   $ 8,991   $  9,352     $ 27,141  $ 27,501
Expenses    Employee benefits.............................................     2,392      2,375        7,967     7,691
            Net occupancy expense.........................................     1,309      1,372        3,965     3,877
            Equipment expense.............................................     2,001      1,756        5,732     6,196
            Professional fees.............................................       555        587        1,758     2,174
            Advertising and business development..........................       548        615        1,762     1,846
            Amortization of intangible assets.............................       500        516        1,523     1,804
            Impairment of long-lived assets...............................         -          -            -     3,269
            Insurance expense.............................................       445         90          846     2,387
            Other.........................................................     4,828      3,287       12,536    10,515
                                                                             ------------------     ------------------
              Total Operating Expenses                                       $21,569   $ 19,950     $ 63,230  $ 67,260
                                                                             ------------------     ------------------
            Income Before Income Taxes....................................   $ 9,503   $  8,264     $ 26,068  $ 14,563
            Income taxes..................................................     2,597      2,024        7,075     2,566
                                                                             ------------------     ------------------
               NET INCOME.................................................   $ 6,906   $  6,240     $ 18,993  $ 11,997
                                                                             ==================     ==================

               EARNINGS PER COMMON SHARE..................................   $  0.49   $   0.44     $   1.34  $   0.85
               DIVIDENDS PER COMMON SHARE.................................      0.16       0.15         0.48      0.45
               WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.................    14,217     14,089       14,205    14,069

See accompanying notes to consolidated financial statements.




                                       -4

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
(in thousands)                                                                  1996         1995
==================================================================================================
Cash Flows     NET INCOME.................................................   $  18,993   $  11,997
From           Adjustments to reconcile net income to net
Operating        cash provided by operating activities:
Activities          Depreciation and amortization of premises
                     and equipment  ......................................       3,651       3,565
                    Amortization and accretion of securities, net.........       2,707         136
                    Provision for loan and lease losses...................       4,090       1,920
                    Amortization of intangible assets.....................       1,523       3,478
                    Gain on sale of securities available for sale.........      (1,469)     (1,567)
                    Loss on sale of securities available for sale.........          93         121
                    Gain on sale of trading securities ...................           -          (1)
                    Loss on sale of trading securities ...................           -           5
                    Purchase of trading securities........................        (536)      (8017)
                    Proceeds from sale of trading securities..............         536        8013
                    Gain on sale of merchant bankcard processing accounts.      (1,400)          -
                    Impairment of long-lived assets.......................           -       1,595
                    Write-down of other real estate owned.................           -         123
                    Non-employee directors compensation expense...........         352         218
                    Deferred income taxes.................................       2,441      (2,458)
                    Net decrease(increase) in mortgage loans held for
                    sale..................................................       6,423      (4,311)
                    Other, net............................................       1,841       4,503
                                                                             ---------------------
                       NET CASH PROVIDED BY OPERATING ACTIVITIES..........   $  39,245   $  19,320
                                                                             ---------------------

Cash Flows     Proceeds from maturities of securities.....................   $ 145,009   $ 111,232
From           Proceeds from sales of securities available for sale.......     147,756     140,972
Investing      Purchase of securities held to maturity....................        (517)    (16,844)
Activities     Purchase of securities available for sale..................    (583,354)   (286,405)
               Net (increase) decrease in federal funds sold and other
                short-term investments  ..................................     (51,267)      3,736
               Net (increase) decrease in interest earning deposits
                in banks .................................................        (124)         32
               Proceeds from the sale of merchant bankcard
                processing accounts  .....................................       1,400           -
               Proceeds from the sale of loans and leases.................       2,044           -
               Net increase in loans and leases...........................    (154,101)   (115,631)
               Proceeds from the sale of premises and equipment...........       1,921         266
               Premises and equipment expenditures........................      (3,774)     (5,911)
                                                                             ---------------------
                       NET CASH REQUIRED FOR INVESTING ACTIVITIES.........   ($495,007)  ($168,553)
                                                                             ---------------------
Cash Flows     Net increase in demand deposits and savings accounts.......   $  34,041   $  21,459
From           Net increase in time deposits..............................     126,243      97,845
Financing      Net increase in short-term borrowings......................     235,704      45,591
Activities     Proceeds from long-term borrowings.........................      74,500           -
               Payment of long-term borrowings............................      (2,165)     (4,613)
               Dividends paid.............................................      (6,816)     (6,078)
               Proceeds from exercise of incentive stock options..........         337         270
               Other, net.................................................        (483)          -
                       NET CASH PROVIDED BY FINANCING ACTIVITIES..........   $ 461,361   $ 154,474
                                                                             ---------------------
               Net change in cash and cash equivalents....................   $   5,599   $   5,241
                                                                             ---------------------
               Cash and cash equivalents:
                 Beginning of year........................................     101,082      92,201
                                                                             ---------------------
                 End of period............................................   $ 106,681   $  97,442
                                                                             =====================
Supplemental   Cash payments for:
Disclosures of   Interest paid to depositors..............................   $  52,031   $  46,582
Cash Flow        Interest paid on borrowings..............................      22,731      11,112
Information      Income taxes paid........................................       6,554       3,924

Non-Cash       Other real estate acquired in settlement of loans..........         600       2,419
Activities

See accompanying notes to consolidated financial statements.




                                      -5

                             AMCORE FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles. These financial statements include, however, all adjustments (consisting of normal recurring accruals), which in the opinion of management, are considered necessary for the fair presentation of the results of operations for the periods shown.

Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the "Company") for the year ended December 31, 1995.

NOTE 2 - EARNINGS PER SHARE

Earnings per share is based on dividing net income by the weighted average number of shares of common stock outstanding during the periods, adjusted for common stock equivalents. Common stock equivalents consist of shares issuable under options granted pursuant to stock plans. The fully-dilutive effect of common stock equivalents on earnings per share was less than three percent for all periods presented (see Exhibit 11).

NOTE 3 - SECURITIES

A summary of securities at September 30, 1996 and December 31, 1995 were as follows:

-----------------------------------------------------------------------------------------------------
                                                                  Gross        Gross
                                                 Amortized      Unrealized   Unrealized     Market
(in thousands)                                      Cost          Gains        Losses       Value
---------------------------------------------------------------------------------------------------
At September 30, 1996:
   Securities Held to Maturity:
     U.S. Treasury                              $     1,596     $      -     $      -   $     1,596
     State and political subdivisions                 6,998          104          (27)        7,075
     Corporate obligations and other                  2,915            -            -         2,915
---------------------------------------------------------------------------------------------------
        Total Securities Held to Maturity       $    11,509     $    104         ($27)  $    11,586
---------------------------------------------------------------------------------------------------
   Securities Available for Sale:
     U.S. Treasury                              $    98,699     $    505        ($626)  $    98,578
     U.S. Government agencies                       726,011        1,695      (15,575)      712,131
     State and political subdivisions               264,516        3,352       (3,521)      264,347
     Mortgage-backed securities                      23,419           96         (251)       23,264
     Corporate obligations and other                 64,701          147         (555)       64,293
---------------------------------------------------------------------------------------------------
          Total Securities Available for Sale   $ 1,879,937     $  7,394     ($35,852)  $ 1,881,479
---------------------------------------------------------------------------------------------------
          Total Securities                      $ 1,891,446     $  7,498     ($35,879)  $ 1,863,065
---------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
                                                                  Gross        Gross
                                                Amortized       Unrealized   Unrealized   Market
(in thousands)                                   Cost             Gains        Losses     Value
------------------------------------------------------------------------------------------------
At December 31, 1995:
   Securities Held to Maturity:
     U.S. Treasury                             $   7,601     $     25          ($6)   $   7,620
     State and political subdivisions              9,233          318          (20)       9,531
     Corporate obligations and other               7,791           25                     7,816
-----------------------------------------------------------------------------------------------
        Total Securities Held to Maturity      $  24,625     $    368         ($26)   $  24,967
-----------------------------------------------------------------------------------------------
   Securities Available for Sale:
     U.S. Treasury                             $ 110,382     $  1,342        ($197)   $ 111,527
     U.S. Government agencies                     54,128          543         (153)      54,518
     State and political subdivisions            218,273        5,418       (1,064)     222,627
     Mortgage-backed securities                  415,125        4,174         (634)     418,665
     Corporate obligations and other              76,546          562         (401)      76,707
-----------------------------------------------------------------------------------------------
        Total Securities Available for sale    $ 874,454     $ 12,039      ($2,449)   $ 884,044
-----------------------------------------------------------------------------------------------
          Total Securities                     $ 899,079     $ 12,407      ($2,475)   $ 909,011
-----------------------------------------------------------------------------------------------

NOTE 4 - LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The components of non-performing loans and leases at September 30, 1996 and December 31, 1995 were as follows:

                                              September 30,  December 31,
                                                  1996           1995
                                              ----------------------------
Non-accrual loans and leases                      $12,804       $10,432
Restructured loans and leases                         379         2,491
                                              ----------------------------
Total non-performing loans and leases             $13,183       $12,923
                                              ----------------------------

Past due loans 90 days or more and still accruing interest and not included above totaled $2,477 and $1,301 at September 30, 1996 and December 31, 1995, respectively.

An analysis of the allowance for loan and lease losses for the periods ended September 30, 1996 follows:


                                                       Three Months Ended    Nine Months Ended
                                                       September 30, 1996    September 30, 1996
                                                       -----------------------------------------
Balance at the beginning of period                               $13,802             $13,061
Charge-Offs:
Commercial loans and leases                                          124                 231
Real estate loans                                                     --                 230
Installment loans                                                    902               2,178
Credit card loans                                                    162                 451
                                                       -----------------------------------------
                                                                   1,188               3,090
Recoveries:
Commercial loans and leases                                           32                 120
Real estate loans                                                     13                 262
Installment loans                                                    175                 591
Credit card loans                                                     10                  44
                                                       -----------------------------------------
                                                                     230               1,017
                                                       -----------------------------------------
Net Charge-Offs                                                      958               2,073
Provision charged to expense                                       2,234               4,090
                                                       -----------------------------------------
Balance at end of period                                         $15,078             $15,078
                                                       =========================================
Ratio of net charge-offs during the period to average
loans outstanding during the period                                 0.27%               0.21%
                                                       =========================================

NOTE 5 - LONG-TERM BORROWINGS

The Company has a term loan agreement (Agreement) with an unaffiliated financial institution that requires semi-annual principal payments and allows several interest rate and funding period options. At September 30, 1996, the balance was $15.3 million at an interest rate of 7.16%. The Agreement contains several restrictive covenants, including dividend payments, maintenance of various capital adequacy levels and certain restrictions with regard to other indebtedness. There were no covenant violations of the Agreement as of the end of the period.

In late 1995 and during 1996, several of the Company's subsidiary banks borrowed from the Federal Home Loan Bank (FHLB) in connection with the purchase of mortgage-backed securities for the investment leveraging program. The current balance of these borrowings is $158,750,000 with an average maturity of
2.2 years, and a weighted average borrowing rate of 5.68%.

Scheduled reductions of long-term borrowings are as follows:

 ---------------------------------------------------------------------------------------------
  (in thousands)                                                                       Total
 ---------------------------------------------------------------------------------------------
  1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    1,665
  1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       72,218
  1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       38,726
  1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29,001
  2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       33,780
  Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          871
 ---------------------------------------------------------------------------------------------
     SUB-TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  176,261
  Less current portion of FHLB borrowings  . . . . . . . . . . . . . . . . . .      (27,500)
----------------------------------------------------------------------------------------------
     TOTAL LONG-TERM BORROWINGS  . . . . . . . . . . . . . . . . . . . . . . .   $  148,761
----------------------------------------------------------------------------------------------

Other long-term borrowings include a non-interest bearing note from the January, 1993 acquisition of Rockford Mercantile Agency. The note requires annual payments of $444,000 beginning in 1994 through 2002. The note was discounted at an interest rate of 8.0%

                             AMCORE FINANCIAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Management's discussion and analysis focuses on the significant factors which affected AMCORE Financial, Inc. and subsidiaries (the "Company") financial condition as of September 30, 1996 as compared to December 31, 1995 and the results of operations for the three and nine months ended September 30, 1996 as compared to the same periods in 1995. This discussion is intended to be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

EARNINGS SUMMARY

Net income for the third quarter of 1996 was a record $6.9 million, a 10.7% or $666,000 increase over the third quarter of 1995. Quarterly earnings per share reached a record $.49 in comparison to the $.44 posted a year earlier. Through the first nine months of 1996, net income was $19.0 million as compared to $12.0 million in 1995. Excluding a $3.5 million after-tax charge recorded in 1995, the increase was $3.5 million, or 22.8%. This prior year charge was related to the impairment of certain long-lived assets required by a new accounting rule and costs associated with increased merger activity. On a year-to-date basis, earnings per share totaled $1.34 versus $.85 in 1995.

The record earnings were primarily the result of higher net interest income, which rose $2.1 million or 10.4%. This increase was caused by strong loan growth and the impact of an investment leveraging program as discussed in the Net Interest Income Section. Earnings were further strengthened by a $687,000, or 25%, increase in trust and asset management income also elevated earnings; primarily the result of favorable investment performance, growth in the AMCORE Vintage Funds proprietary mutual fund family and new accounts.

The return on average equity (ROE) for the quarter was 13.60%, up from 12.61% in 1995. The return on assets (ROA) was 1.00% and 1.08%, respectively, for the third quarters of 1996 and 1995. On a year-to-date basis, ROE and ROA were 12.35% and .96% respectively, compared with the prior year ROE of 10.85% and ROA of .94%, after exclusion of the one-time charges. Including the one-time charges in 1995, ROE and ROA were 8.42% and .73%, respectively.

NET INTEREST INCOME

Net interest income is the primary source of earnings for the Company's banking and financial service affiliates, totaling $22.2 million in the third quarter of 1996, as compared to $20.1 million in the same quarter of 1995. This represents an increase of $2.1 million or 10.4%. Net interest income on a year-to-date basis totaled $64.3 million, increasing $5.4 million or 9.2% over 1995. For the following analysis, net interest income is presented on a tax equivalent basis, which adjusts reported interest income on tax-exempt loans and securities to compare with other sources of fully taxable interest income. Unlike changes in volume, or rates paid or earned, it has no effect on actual net interest income or net income as reported in the Consolidated Financial Statements.

As shown in the following table, tax equivalent net interest income totaled $24.2 million for the third quarter of 1996, an increase of $2.4 million or 11.2% over the prior year. This increase was primarily a result of higher loan and investment volumes. The net interest margin, which is computed by dividing the annualized tax equivalent net interest income by average earning assets, declined by 36 basis points from 4.04% to 3.68% in the third quarter 1996. The net interest margin on a year-to-date basis reflected a 43 basis point decline falling to 3.73% from 4.16% in the prior year. These declines were caused by the impact of an investment leveraging program and a shift in the deposit mix to higher rate time deposits. Growth in average loan volumes helped to mitigate some of the interest margin compression.

The investment leveraging program is designed to better deploy underutilized capital at affiliate banks and improve the return on equity. The program is funded through repurchase agreements and Federal Home Loan Bank (FHLB) borrowings. The proceeds of these borrowings are principally invested in mortgage-backed securities, municipal and agency securities. While the program resulted in $1.6 million of additional net interest income, it reduced the core net interest spread by 51 basis points from 4.19% to 3.68% for the third quarter of 1996. For the prior year quarter, leveraging transactions added $678,000 to net interest income and reduced core net interest spread from 4.30% to 4.04%, a 26 basis point decline. In these leveraging transactions, investments are made which yield rates exceeding the marginal costs of funds, but are significantly below the average yield earned by the company. On a year-to-date basis, the additional net interest income was $4.0 million in 1996 versus $1.6 million a year earlier, a net increase of $2.4 million. Excluding the impact of this program, the core net interest margin for the third quarter of 1996 declined 11 basis points from the prior year to 4.19% and, on a year-to-date basis, declined 17 basis points to 4.19%.




ANALYSIS OF NET INTEREST INCOME-TAX EQUIVALENT BASIS
Unaudited Quarters Ended September 30,
(in thousands)


 Average Balance              Average Rate
----------------            ----------------
1996       1995             1996        1995
----       ----             ----        ----           INTEREST EARNING ASSETS:
  $882,233    $585,307        6.74%    6.84%           Taxable securities..............................
   267,082     253,627        8.23%    7.13%           Tax-exempt securities (1).......................
----------   ---------        -----    -----
$1,149,315    $838,934        7.09%    6.93%              Total securities.............................
----------   ---------        -----    -----
    $8,411     $15,214        7.72%    8.18%           Mortgage loans held for sale (3)................
 1,402,874   1,250,852        8.65%    8.83%           Loans (1) (2)...................................
    10,244       3,169        5.31%    5.31%           Other earning assets............................
                                                       Fees on mortgage loans held for sale (3)........
----------  ----------        -----    -----
$2,570,844  $2,108,169        8.00%    8.19%              TOTAL EARNING ASSETS (FTE)
----------  ----------        -----    -----
                                                       INTEREST BEARING LIABILITIES:
  $441,298    $453,328        2.52%    2.52%           Interest-bearing demand deposits................
   147,046     165,852        2.31%    2.53%           Savings deposits................................
 1,021,053     955,122        5.84%    5.84%           Time deposits...................................
----------  ----------        -----    -----
$1,609,397  $1,574,302        4.61%    4.53%             Total interest-bearing deposits...............
----------  ----------        -----    -----
  $519,658    $236,580        5.65%    6.48%           Short-term borrowings...........................
   156,780      21,994        5.56%    7.27%           Long-term borrowings............................
     6,117       4,795        8.13%    7.53%           Other...........................................
----------  ----------        -----    -----
                                                       TOTAL INTEREST-BEARING
$2,291,952  $1,837,671        4.92%    4.83%              LIABILITIES..................................
----------  ----------        -----    -----
                              3.08%    3.36%           INTEREST RATE SPREAD (FTE)......................
                              -----    -----
                                                       NET INTEREST MARGIN/
                              3.68%    4.04%              NET INTEREST INCOME (FTE)....................
                              =====    =====

                                                                  Interest Earned       1996/1995
                                                                       or                Change
                                                                      Paid               Due to
                                                                 ----------------   ----------------
                                                                  1996      1995     Volume     Rate
                                                                 ------    ------   -------     ----
INTEREST EARNING ASSETS:
Taxable securities..............................                 $15,205  $10,237   $5,119    ($151)
Tax-exempt securities (1).......................                   5,617    4,620      255      742
                                                                 -------  -------   ------    -----
   Total securities.............................                 $20,822  $14,857   $5,374     $591
                                                                 -------  -------   ------    -----
Mortgage loans held for sale (3)................                    $166     $318    ($135)    ($17)
Loans (1) (2)...................................                  31,009   28,216    3,370     (577)
Other earning assets............................                     139       43       96        0
Fees on mortgage loans held for sale (3)........                     410      673     (232)     (31)
                                                                 -------  -------   ------    -----
   TOTAL EARNING ASSETS (FTE)                                    $52,546  $44,107   $8,473     ($34)
                                                                 =======  =======   ======    =====
INTEREST BEARING LIABILITIES:
Interest-bearing demand deposits................                  $2,798   $2,883     ($78)     ($7)
Savings deposits................................                     854    1,057     (116)     (87)
Time deposits...................................                  14,997   14,050      984      (37)
                                                                 -------  -------   ------    -----
  Total interest-bearing deposits...............                 $18,649  $17,990     $790    ($131)
                                                                 -------  -------   ------    -----
Short-term borrowings...........................                  $7,381   $3,867   $4,146    ($632)
Long-term borrowings............................                   2,190      403    1,936     (149)
Other...........................................                     125       91       27        7
                                                                 -------  -------   ------    -----
TOTAL INTEREST-BEARING
   LIABILITIES..................................                 $28,345  $22,351   $6,899    ($905)
                                                                 -------  -------   ------    -----
INTEREST RATE SPREAD (FTE)......................
                                                                 -------  -------   ------    -----
NET INTEREST MARGIN/
   NET INTEREST INCOME (FTE)....................                 $24,201  $21,756   $1,574     $871
                                                                 =======  =======   ======     ====


The above table shows the changes in interest income (tax equivalent) and interest expense attributable to rate and volume variances. The change in interest income (tax equivalent) due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(1) The interest on tax-exempt investment loans and securities is calculated on a tax equivalent basis using a federal tax rate of 35%.

(2) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield-related loan fees.

(3) The yield-related fees recognized from the origination of mortgage loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.


Total average earning assets for the quarter were $2.57 billion, an increase of $462.7 million or 21.9% over 1995. Average loans grew by $152 million or 12.2%, primarily the result of growth in commercial real estate loans and consumer loan portfolios. Average total securities rose by $310.3 million, or 37.0%, to $1.15 billion for the quarter versus $838.9 million in 1995.

Average total interest-bearing liabilities for the third quarter grew to $2.29 billion, a 24.7% or $454.3 million increase over the prior year. Average interest-bearing deposits rose by $35.1 million or 2.2% during the third quarter. Growth in average time deposits of $65.9 million more than offset the $12.0 million decline in interest-bearing demand deposits and $18.8 million decline in savings deposits, and was utilized to fund loan growth. For the third quarter, average short-term borrowings rose to $519.7 million, an increase of $283.0 million over the same quarter in 1995. Average long-term borrowings also increased $134.8 million from the prior year quarter and totaled $156.8 million. The increases in borrowings were due to the use of repurchase agreements and FHLB borrowings for the funding of the investment leveraging program. Average earning assets as a percentage of total average assets was 93.3% and 91.6%, respectively, for the third quarters of 1996 and 1995. The increase was the result of a 22.0% increase in average earning assets due to the leveraging strategy and management's focus on reducing non-earning assets.

The yield on average earning assets for the third quarter of 1996 was 8.00%, a decline of 19 basis points from the 1995 yield for the same period. The average rate paid on interest bearing liabilities rose by 9 basis points to 4.92% resulting in a decrease in the net interest rate spread of 28 basis points to 3.08%.

The average rate paid on interest-bearing deposits, as well as time deposits, remained stable for the third quarter of 1996 at 2.52% and 5.84%, respectively. Interest bearing savings deposits, however, declined by 22 basis points to 2.31%.

The average rate paid on short-term borrowings declined from 6.48% to 5.65% in the third quarter, primarily due to lower prevailing short-term rates. The average rate paid on long-term borrowings also declined in the third quarter from 7.27% in 1995 to 5.56% in 1996. This decline was mainly due to the lower rates associated with FHLB borrowings, which have an average rate of 5.68% and an average maturity of 2.2 years and the impact of a gain on a terminated interest rate swap that is being amortized over the original estimated life.

On a year-to-date basis, tax equivalent net interest income was $69.9 million in 1996, an increase of $6.0 million or 9.4% over 1995. For this same period, the net interest margin was 3.73% as compared to 4.16% for the prior year.
Loan growth and the investment leveraging program resulted in the higher net interest income. Increased premium amortization, however, from the prepayment of mortgage-backed securities earlier this year and a larger mix of higher rate time deposits resulted in the net interest margin decline of 43 basis points. Earning assets for the first nine months of 1996 yielded 7.97%, a 23 basis point decline from 1995. At the same time, the average rate paid on interest bearing liabilities increased by 15 basis points to 4.58%.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $2.2 million for the third quarter of 1996 as compared to $320,000 for the same period a year earlier. These increased provisions were made in response to growth in the loan portfolio and to strengthen overall reserve ratios. Total net charge-offs for the quarter were $1.0 million versus $770,000 in 1995. On a year-to-date basis, net charge-offs totaled $2.1 million in 1996, up from the $2.0 million recorded in 1995. The annualized ratio of third quarter net charge-offs to average loans and leases was .27% in 1996 versus .25% a year earlier. The year-to-date ratio was .21% in 1996 as compared to .22% in 1995. Losses at the consumer finance company, which typically run higher than banks, totaled $190,000 for the quarter and $423,000 on a year-to-date basis. Without the impact of the finance company net charge-offs, the annualized ratios would have been .23% for the quarter and .16% year-to-date for 1996. Provisions are expected to remain at or above third quarter levels in the near term due to continuing loan growth and the expansion of the consumer finance business.

Total non-performing loans were $13.2 million at September 30, 1996, an increase of $2.8 million since December 31, 1995, due primarily to one local commercial loan totaling $3.1 million. The company to whom the loan was extended has filed for voluntary bankruptcy pending the appeal of a product liability judgment against the company. No loss has been allocated to this loan, however, the ultimate resolution of the appeal and its effect on the company cannot be determined at this time. Total other real estate owned was $540,000 at the end of the third quarter, a decline of $1.6 million when compared with the $2.1 million at December 31, 1995 due to the disposition of three large properties. Accordingly, total non-performing assets were $13.7 million at September 30, 1996, an increase of $1.1 million since December 31, 1995.

The allowance for loan and lease losses as a percentage of total net loans and leases was 1.05% at September 30, 1996, compared to 1.04% a year ago and 1.02% at December 31, 1995. At September 30, 1996, the allowance covered 114.4% of non-performing loans and leases versus 101.1% at December 31, 1995 and 107.5% at September 30, 1995. Total non-performing assets, which includes non-performing loans and leases and other real estate owned, as a percentage of loans, leases and other real estate owned were .96% at September 30, 1996, compared to 1.16% a year earlier and 1.09% at December 31, 1995.

OTHER INCOME

Non-interest income for the third quarter of 1996 increased by 34.0% or $2.7 million exclusive of net security gains over the prior year quarter. Slightly more than half of this increase resulted from the sale of the merchant bankcard processing accounts during the quarter. The gain from the sale totaled $1.4 million. On a year-to-date basis, non-interest income totaled $27.7 million, a $4.3 million or 18.5% increase over 1995, exclusive of net security gains.

Trust and asset management income totaled $3.4 million for the third quarter of 1996, a $687,000 or 25.0% increase over the comparable period last year. On a year-to-date basis, trust and asset management income rose to $10.2 million, an increase of $1.4 million or 16.5% over the prior year. These increases were the result of favorable market performance of trust assets, growth in the AMCORE Vintage Funds proprietary mutual fund family and the addition of new trust accounts. Other non-interest income increased $1.7 million or 101.6% for the quarter and $1.7 million or 34.4% on a year-to-date basis. This increase was the primary result of the gain on the sale of the merchant bankcard accounts.

Mortgage revenues totaled $940,000 for the third quarter of 1996, a decline of 12.1% from the third quarter of 1995 due to a drop in mortgage loan volumes. This was partially offset by increased servicing income from a larger servicing portfolio. On a year-to-date basis, mortgage revenues totaled $2.6 million, virtually unchanged from the same period of 1995.

Insurance revenues totaled $894,000 for the third quarter of 1996, an increase of $559,000 over the same period a year ago. On a year-to-date basis, insurance revenues totaled $1.5 million versus $667,000 during the nine months in 1995. The growth was due to a combination of increased credit life sales as well as a change in accounting practices to report insurance revenues on a gross basis prior to deductions for claims reserves and other related costs.

Net security gains for the third quarter of 1996 were $352,000 versus $400,000 a year earlier. On a year-to-date basis, net security gains were $1.4 million, virtually unchanged from the same period of 1995.

OPERATING EXPENSES

Total operating expenses for the third quarter of 1996 were $21.6 million, a $1.6 million or 8.1% increase over 1995. This increase was caused by increases in equipment, insurance and other expenses as discussed below.

On a year-to-date basis, these expenses totaled $63.2 million versus $67.3 million in 1995, a decrease of $4.0 million. Approximately $5.6 million of the 1995 year-to-date expense was caused by the impairment and merger-related charges recorded in 1995. Excluding these charges, total operating expenses for the year would have increased by $1.6 million or 2.6%.

Personnel costs, which includes compensation expense and employee benefits, is the largest component of operating expense. Total personnel costs in the third quarter of 1996 declined $344,000 or 2.9% over the prior year quarter. This decrease was primarily due to lower mortgage commission paid because of lower mortgage loan volumes and increases in deferred salaries resulting from higher loan volumes in 1996. On a year-to-date basis, personnel costs totaled $35.1 million and increased $665,000 or 1.9% over 1995, exclusive of $749,000 in 1995 merger-related charges. The increase was primarily due to increased benefit expenses and higher insurance commission expense.

Total equipment expense for the third quarter of 1996 was $2.0 million versus $1.8 million a year earlier, an increase of $245,000 or 14.0%. On a year-to-date basis, equipment expense totaled $5.7 million, an increase of $736,000 or 14.7% over 1995, exclusive of the prior year's $1.2 million in merger-related charges. These increases were principally caused by the upgrade in information systems hardware and software and various client/server networks. These upgrades were associated with the installation of a new teller automation product delivery system and the expansion of this system throughout the entire customer service platform. The teller system was fully implemented during the second quarter of 1996. The platform phase will be approximately 20% implemented by year end and should be fully implemented by year end 1997. Equipment costs should continue to be at or above prior year levels, but it is expected that operational productivity will be improved by the teller and platform systems and that cross-selling capabilities will also be enhanced.

Professional fees totaled $555,000 for the third quarter of 1996, a decline of $32,000 or 5.5% over the same period in 1995. On a year-to-date basis, professional fees totaled $1.8 million declining $154,000 or 8.1% from the prior year, exclusive of $262,000 in merger-related charges.

Intangibles amortization expense totaled $500,000 in the third quarter of 1996, a decline of $16,000 or 3.1% from 1995; and on a year-to-date basis, totaled $1.5 million, a decline of $281,000 or 15.6% from the prior year. The declines in amortization expense were due mainly to lower levels of collection agency intangibles caused by a $1.7 million impairment charge in the second quarter of 1995 which resulted from the early adoption of Statement of Financial Accounting Standards (FAS) No. 121 - "Accounting for the Impairment of Long-Lived Assets". The total impact of this new accounting standard in 1995 was $3.3 million, as shown on the Consolidated Statements of Income, and also included a $1.6 million charge for the reduction of carrying values assigned to certain bank facilities.

Insurance expense totaled $445,000 for the quarter versus $90,000 for the same period in 1995. The increase is primarily due to a one-time special assessment of $228,000 booked as a result of legislation signed into law on September 30, 1996 related to Savings Association Insurance Fund (SAIF) - assessable deposits. For further information on this, please refer to the information under Other Matters. On a year-to-date basis, insurance expense decreased $1.5 million from 1995 to 1996 due to the reduction of FDIC insurance premiums.

Other operating expense includes loan processing costs, printing and supplies, communication expense, credit card expense, other real estate expense, external data processing costs, correspondent bank fees, and other miscellaneous expenses. This category of expense totaled $4.8 million for the third quarter of 1996, an increase of $1.5 million or 46.9% from the prior year quarter. The increase in other operating expense was primarily due to insurance claim reserves and related expenses resulting from the change in accounting practice for insurance revenues and the $300,000 loss on the sale of a building that was sold during the quarter. On a year-to-date basis, other operating expense totaled $12.5 million, an increase of $2.0 million or 19.2% over 1995 due to a combination of higher loan processing costs, additional credit card expenses, and the items mentioned for the quarter.

Income tax expense for the third quarter of 1996 totaled $2.6 million versus $2.0 million the prior year. The effective tax rate rose to 27.3%, up from 24.5% in the same quarter last year due to a higher proportion of taxable earnings. For the nine months ended September 30, 1996, income taxes totaled $7.1 million compared to $2.6 million in 1995. The effective tax rate on a year-to-date basis was 27.1% versus 24.7% in 1995, excluding the impact of the impairment and merger-related charges and tax credits recorded in 1995.

SUMMARY OF FINANCIAL CONDITION

At September 30, 1996 total assets were $2.89 billion, a $472.3 million or 19.5% increase since December 31, 1995. As mentioned earlier, loan growth and the purchase of securities in connection with the investment leveraging program accounted for much of the increase. At September 30, 1996, total loans outstanding were $1.44 billion, an increase of $149.6 million or 11.6% since the end of 1995. Total securities at September 30, 1996 were $1.17 billion versus $908.7 million at the end of 1995, an increase of $265.5 million or 29.2%.

The funding for the investment leveraging program caused short-term borrowings to increase $267.2 million over the previous year-end to total $559.2 million at September 30, 1996. The increased FHLB borrowings also caused long-term borrowings to rise $41.0 million since the end of 1995 to $148.8 million at September 30, 1996. Total deposits at the end of the quarter were $1.94 billion, an increase of $160.3 million or 9.0% since the end of 1995, primarily certificates of deposit. The Company is also utilizing brokered CD funding to meet its lending commitments.

CAPITAL

Stockholders' equity declined 1.1% in the first nine months of 1996 to $207.6 million. An increase in market interest rates caused a $14.7 million after-tax reduction in the fair value of securities available for sale. Without this reduction in fair value, total stockholders' equity would have increased $12.3 million, or 6.1%. At September 30, 1996, the risk-based capital ratio was 12.94% and the Tier 1 risk-based capital ratio was

12.05%, both well above the 10.00% and 6.00% minimum required ratios. The leverage ratio at September 30, 1996 was 7.37% versus 8.05% in 1995, both well above the minimum required. Dividends per share for the third quarter increased 6.7% or $.01 to $.16 over the same period in 1995. The book value per share at September 30, 1996 rose by 3.2% to $14.59 when compared to the December 31, 1995 book value.

OTHER MATTERS

On September 30, 1996, the Company realigned three financial service subsidiaries under a non-depository bank charter. The former AMCORE Trust Company was converted from a state-chartered trust company charter and is now named AMCORE Investment Group, N.A. (AIG). AMCORE Capital Management, Inc. and AMCORE Investment Services, Inc. were sold from the lead bank, AMCORE Rockford and became subsidiaries of AIG on the same date. This merger is intended to increase operating efficiencies and bring all investment gathering subsidiaries under one legal entity.

On September 30, 1996, the President signed into law an omnibus appropriations act that includes, among other things, a section entitled the "Deposit Insurance Funds Act of 1996". This legislation requires the thrift industry to recapitalize its insurance fund with a one-time assessment, while it delays a pro rata sharing of the FICO interest payments for three years. Banks with deposits insured by the Savings Association Insurance Fund (SAIF), such as the Company and its subsidiary banks, received a 20 percent discount on the upfront fee. In accordance with the legislation, the Company took a one-time charge of $228,000 for a contribution to the Fund. The Company acquired former thrift deposits when it purchased the Roscoe and South Beloit offices in 1991.

On October 3, 1996, the Company announced the signing of a letter of intent to acquire Country Bank Shares Corporation (CBSC) based in Mt. Horeb, Wisconsin. The merger is expected to be accounted for as a pooling of interests, with the shareholders of CBSC receiving 4.3267 shares of AMCORE common stock in exchange for their stock. CBSC is a four-bank holding company with one merger now in progress. The offer to acquire CBSC is contingent upon the completion of their acquisition of Belleville Bancshares Corporation. CBSC will have nine locations in south-central Wisconsin, with assets of approximately $285 million. The transaction is subject to normal regulatory approvals and the approvals of CBSC shareholders and AMCORE's board of directors.

On October 30, 1996, the Company announced the signing of a definitive agreement to acquire First National Bancorp, Inc. (FNB) based in Monroe, Wisconsin. The merger is expected to be accounted for as a pooling of interests, with the shareholders of FNB receiving 7.54 shares of AMCORE common stock in exchange for their stock. FNB is a one-bank holding company with five locations in southern Wisconsin. FNB has assets of approximately $214 million. The transaction is subject to normal regulatory approvals and the approvals of FNB shareholders and AMCORE's board of directors.

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

  10.3A*   Amended and Restated Transitional Compensation Agreement dated
           June 1, 1996 between AMCORE Financial, Inc. and Robert J.
           Meuleman. (Incorporated by reference to Exhibit 10.3A of AMCORE's Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1996.)

  10.3B*   Amended and Restated Transitional Compensation Agreement dated
           June 1, 1996 between AMCORE Financial, Inc. and the following individuals: F. Taylor Carlin, John R. Hecht, and James S.
           Waddell. (Incorporated by reference to Exhibit 10.3B of AMCORE's Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1996.)

  10.3C*   Transitional Compensation Agreement dated June 1, 1996 between
           AMCORE Financial, Inc. and the following individuals:  Charles
           E. Gagnier and Gerald W. Lister. (Incorporated by reference to
           Exhibit 10.3C of AMCORE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)

  10.3D*   Transitional Compensation Agreement dated June 1, 1996 between
           AMCORE Financial, Inc. and the following individuals:  Kenneth
           E. Edge, William J. Hippensteel, Alan W. Kennebeck and James F.
           Warsaw. (Incorporated by reference to Exhibit 10.3D of AMCORE's
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           1996.)

                                                                                          Page
     10.4    Loan Agreement for $17,000,000 Term Loan and $25,000,000 Line
             of Credit Note dated November 10, 1995 with M&I Marshall &
             Ilsley Bank (Incorporated by reference to Exhibit 10.5 to
             AMCORE's Annual Report on Form 10-K for the year ended December
             31, 1995).

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

      11     Statement Re-Computation of Per Share Earnings                               18

      22     1996 Notice of Annual Meeting of Stockholders and Proxy
             Statement (Incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the year ended
             December 31, 1995).

      27     Financial Data Schedule                                                       19

      99     Additional exhibits - Press releases dated October 1, 1996 and                20
             October 16, 1996.

(b)          One report on Form 8-K was filed with the Commission and dated
             October 17, 1996 announcing the signing of a Letter of Intent for the acquisition of Country Bank Shares Corporation on October 3, 1996. (Incorporated by reference to AMCORE's Form
             8-K as filed with the Commission on October 17, 1996.)

             One report on Form 8-K was filed with the Commission and dated
             October 30, 1996 announcing the signing of a definitive agreement for AMCORE to acquire First National Bancorp, Inc. on October 30, 1996. (Incorporated by reference to AMCORE's Form
             8-K as filed with the Commission on November 6, 1996.)




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             AMCORE Financial, Inc.

                             (Registrant)



Date:  November 13, 1996




                             /s/ John R. Hecht
                            --------------------------------------------------
                             John R. Hecht
                             Senior Vice President and Chief Financial Officer (Duly authorized officer of the registrant and principal financial officer)