Form 10-K405
period 1996-12-31
AMCORE FINANCIAL INC
filed 1997-03-27
CIK 714756

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of March 17, 1997, 14,316,757 shares of common stock were outstanding and the aggregate market value of the shares based upon the average of the bid and asked price held by non-affiliates was approximately $386,552,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 1997 Notice of Annual Meeting and Proxy Statement are incorporated by reference into Part III of the Form 10-K.

================================================================================

                             AMCORE FINANCIAL, INC.

                          FORM 10-K TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I
Item 1    Business....................................................     3
Item 2    Properties..................................................     8
Item 3    Legal Proceedings...........................................     8
Item 4    Submission of Matters to a Vote of Security Holders.........     8

PART II
Item 5    Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................     9
Item 6    Selected Financial Data.....................................     9
Item 7    Management's Discussion and Analysis of the Results of
          Operations and Financial Condition..........................    10
Item 8    Financial Statements and Supplementary Data.................    26
Item 9    Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    58

PART III
Item 10   Directors and Executive Officers of the Registrant..........    58
Item 11   Executive Compensation......................................    58
Item 12   Security Ownership of Certain Beneficial Owners and
          Management..................................................    58
Item 13   Certain Relationships and Related Transactions..............    58

PART IV
Item 14   Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    59
SIGNATURES............................................................    61

                                     PART I

                                ITEM 1. BUSINESS

GENERAL

     AMCORE Financial, Inc. (AMCORE) is a registered multi-bank holding company incorporated under the laws of the State of Nevada in 1982. The corporate headquarters are located at 501 Seventh Street in Rockford, Illinois. AMCORE owns directly or indirectly all of the outstanding common stock of each of its six subsidiary banks, one subsidiary bank holding company and eight financial service subsidiaries. AMCORE provides the subsidiaries with advice and counsel on policies and operating matters among other things.

BANK SUBSIDIARIES

     AMCORE directly owns one second tier bank holding company. NBA Holding Company is a one-bank holding company and owns AMCORE Bank Aledo, a state chartered bank. AMCORE also directly owns AMCORE Bank N.A., Rockford (ROCKFORD), AMCORE Bank N.A., Rock River Valley, AMCORE Bank N.A., North Central (NORTH CENTRAL), AMCORE Bank N.A., Northwest, and AMCORE Investment Group, N.A. (AIG), all nationally chartered banks. In August 1996, AMCORE merged First State Bancorp of Princeton, Illinois, Inc. and its subsidiary banks AMCORE Bank Princeton and AMCORE Bank Gridley; and NBM Bancorp, Inc. and its subsidiary banks AMCORE Bank N.A., Mendota and AMCORE Bank N.A., Peru into NORTH CENTRAL. The affiliate banks conduct business at 41 locations throughout northern Illinois, excluding Cook county and the far northwestern counties. The primary service region includes the Illinois cities of Rockford, Elgin, Woodstock, Carpentersville, Crystal Lake, Sterling, Dixon, Princeton, Aledo, Rochelle, Ashton, South Beloit, Gridley, Mt. Morris, Mendota, Peru and the surrounding communities.

     Through its bank affiliates, AMCORE provides various personal banking, commercial banking and related financial services. AMCORE also conducts banking business through nine supermarket branches, which gives the customer convenient access to bank services seven days a week.

     Personal Banking--Personal banking services to individuals include demand, savings and time deposit accounts. Loan services including installment loans, mortgage loans, overdraft protection, personal credit lines and credit card programs. AMCORE Vintage Funds, a proprietary family of mutual funds, are also marketed through each affiliate location. The Pinnacle private banking division also markets Vintage Funds and meets other special needs of high net worth individuals. Automated teller machines located throughout AMCORE's market area make banking transactions available to customers when the bank facilities and hours are not convenient.

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

     In September 1996, AMCORE realigned three financial service subsidiaries under a non-depository bank charter. The former AMCORE Trust Company was converted from a state-chartered trust company charter to a nationally chartered non-depository bank called AMCORE Investment Group, N.A. AMCORE Capital Management, Inc. and AMCORE Investment Services, Inc. were sold by Rockford, and became subsidiaries of AIG on the same date. These companies provide trust, capital management, management of the Vintage mutual funds and brokerage services.

FINANCIAL SERVICE SUBSIDIARIES

     AMCORE Mortgage, Inc. (AMI), a wholly-owned subsidiary, was incorporated under the laws of the State of Nevada in 1987. Through AMI, AMCORE provides each bank affiliate with a variety of mortgage lending products to meet their customer needs. All fixed rate long-term loans originated by AMI are sold in the secondary market primarily to governmental agencies and financial institutions. AMI also originates adjustable rate and balloon loans for sale to affiliate banks and other investors. AMI continues to service most of the loans that are sold.

     AMCORE Consumer Finance Company, Inc. (FINANCE), (f/k/a Mid-American Financial Services Company), a wholly-owned consumer finance company, was incorporated under the laws of the State of Nevada in September 1989 and was acquired by AMCORE in February 1990. Through FINANCE, AMCORE provides installment and real estate loans to a segment of the market not served by AMCORE's affiliate banks. FINANCE has also focused its efforts with a "second chance" lending program for loan applicants that have been rejected by the mortgage and banking affiliates, as well as offering small ticket lease financing and other direct financing programs.

     AMCORE Financial Life Insurance Company (AFLIC), a wholly-owned subsidiary, was incorporated under the laws of the State of Arizona in 1984. Through AFLIC, AMCORE is engaged in reinsuring credit life and accident and health insurance in conjunction with the lending activities of the affiliate banks.

     AMCORE Investment Services, Inc. (AIS), a wholly-owned subsidiary of AIG, was incorporated under the laws of the State of Illinois in October 1990, and in July 1991, became a member of the National Association of Security Dealers
(NASD). AIS is a full-service brokerage company that offers a full range of investment alternatives including annuities, mutual funds, stocks, bonds and AMCORE's Vintage Fund family. AIS services customers at some affiliate bank locations.

     AMCORE Capital Management, Inc. (ACM) was incorporated under the laws of the State of Illinois in December 1992 and is a wholly-owned subsidiary of AIG. ACM is comprised of the former ROCKFORD Investment department staff, and manages the assets of AMCORE's Vintage Fund family, which were introduced in December 1992, as well as trust and other private investor assets.

     Rockford Mercantile Agency, Inc. (RMA), a local collection agency, was acquired in January 1993. RMA has been in business in the Rockford area since 1908 and works with many nationally-known clients. RMA was incorporated under the laws of the State of Illinois in January 1993 as a wholly-owned subsidiary of AMCORE.

     AMCORE Insurance Group, Inc. (AIGI) was incorporated under the laws of the State of Illinois as a wholly-owned subsidiary of ROCKFORD in March 1994. AIGI's main office is in South Beloit, Illinois. AIGI obtained approval from the Office of the Comptroller of the Currency to engage in the insurance agency business, and offers a complete line of commercial and individual insurance products including life, homeowners and automobile insurance.

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

     Since 1982, when Illinois multi-bank holding company legislation became effective, there have been many bank mergers and acquisitions in Illinois. These combinations have had the effect of increasing the assets and deposits of bank holding companies involved in such activities. Illinois legislation, effective December 1, 1990, permitted bank acquisitions in Illinois by institutions headquartered in any other state which has reciprocal legislation, further increasing competition. See "Supervision and Regulation".

     On September 29, 1994, Congress passed laws allowing interstate banking and interstate branching. A year later, nationwide interstate banking became effective allowing institutions to make acquisitions in any state. Beginning July 1, 1997, interstate branching becomes effective, and banks can merge with affiliate banks or establish de novo branches in any state. Individual states, however, have the right to opt out of interstate branching.

EMPLOYMENT

     AMCORE had 1,194 full-time equivalent employees as of December 31, 1996. AMCORE provides a variety of benefit plans to its employees including health, dental, group term life and disability insurance, childcare reimbursement, retirement, profit sharing, 401(k) and flexible spending accounts, incentive stock option, stock purchase and dividend reinvestment plans. AMCORE believes that its relationship with its employees is good.

SUPERVISION AND REGULATION

     AMCORE is subject to regulations under the Bank Holding Company Act of 1956, as amended (the Act), and is registered with the FRB under the Act. AMCORE is required by the Act to file quarterly and annual reports of its operations and such additional information as the FRB may require and is subject, along with its subsidiaries, to examination by the FRB.

     The acquisition of five percent or more of the voting shares or all or substantially all of the assets of any bank requires the prior approval of the FRB and is subject to certain other federal and state law limitations. The Act also prohibits, with certain exceptions, a holding company from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than banking, managing and controlling banks or furnishing services to banks and their subsidiaries, except that holding companies may engage in, and may own shares of companies engaged in, certain businesses bound by the FRB to be "so closely related to banking...as to be a proper incident thereto". On August 31, 1993, the FRB approved an amendment to add certain activities and to reduce the burden on bank holding companies that desire to conduct these activities by simplifying the regulatory review process.

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

     In late 1992, Congress passed the Federal Deposit Insurance Corporation Improvement Act of 1992 which included many provisions that have had significant effects on the cost structure and operational and managerial standards of commercial banks. In addition to provisions for recapitalization of the Bank Insurance Fund, the Act contains provisions that revise bank supervision and regulation, including, among many other things, the monitoring of capital levels, outline additional management reporting and external audit requirements, and add consumer provisions that include Truth-in-Savings disclosures.

     The foregoing references to applicable statutes and regulations are brief summaries thereof and do not purport to be complete and are qualified in their entirety to be referenced to such statutes and regulations.

     AMCORE and NBA are supervised and examined by the FRB. Nationally-chartered affiliate banks are supervised and regularly examined by the Office of the Comptroller of the Currency (OCC) and are subject to examination by the FRB. The state-chartered affiliate banks are supervised and regularly examined by the Illinois Commissioner of Banks. In addition, all affiliate banks are subject to periodic examination by the Federal Deposit Insurance Corporation (FDIC).

     AMI is supervised and examined by the FRB and is also licensed and regulated by the Office of the Commissioner of Savings and Loan Associations of the State of Illinois. FINANCE is regulated by the Illinois Department of Financial Institutions. AFLIC is supervised and examined by the Department of Insurance of the State of Arizona. Under Arizona law, investments, capital levels and the level of claim reserves, among other things, are subject to regulation. AIS and ACM are supervised and examined by the NASD and are regulated by the Securities and Exchange Commission (SEC). RMA is subject to the Fair Debt Collection Practice Act and also various state collection agency acts in the states in which RMA is licensed to conduct business. RMA is supervised and examined by the Illinois Secretary of State Office--Department of Professional Regulation and various state agencies in other states. AIGI is supervised and examined by the Department of Insurance of the State of Illinois, and is regulated by the OCC.

SUBSIDIARY DIVIDENDS AND CAPITAL

     Legal limitations exist as to the extent to which the bank subsidiaries can lend or pay dividends to AMCORE. The payment of dividends by national banks without prior regulatory approval is limited to the current year's net income plus the adjusted retained net income for the two preceding years. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the FRB and regulations issued by the FDIC and the OCC (collectively "Agencies"). As of December 31, 1996, approximately $33.7 million was available for payment to AMCORE in the form of dividends without prior regulatory approval. The bank subsidiaries are also limited as to the amount they may lend to AMCORE. At December 31, 1996, the maximum amount available to AMCORE in the form of loans approximated $23.8 million.

     In 1990, the FRB established risk-based capital guidelines for bank holding companies. These capital rules require minimum capital levels as a percent of risk-weighted assets. Banking organizations must have minimum capital ratios of 4% and 8% for Tier 1 capital and total capital, respectively. The FRB also established leverage capital requirements intended primarily to establish minimum capital requirements for those banking organizations that have historically invested a significant portion of their funds in low risk assets. Federally supervised banks are required to maintain a minimum leverage ratio of not less than 4%. Refer to the Capital section of Item 7 for a summary of AMCORE's capital ratios as of December 31, 1996 and 1995.

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

           NAME               AGE        PRINCIPAL OCCUPATION WITHIN THE LAST FIVE YEARS
           ----               ---        -----------------------------------------------
Robert J. Meuleman........    57     President and Chief Executive Officer of AMCORE since
                                     January 1996. Previously Executive Vice President and
                                     Chief Operating Officer--Banking Subsidiaries of AMCORE
                                     since December 1991.
Charles E. Gagnier........    63     Executive Vice President, Bank Mergers and Acquisitions
                                     and Chairman of the Board of Directors of ROCKFORD
                                     since January 1997. President and Chief Executive
                                     Officer of ROCKFORD from January 1992 to December 1996.
                                     President and Chief Executive Officer of AMCORE Bank
                                     N.A., Sterling from January 1991 to January 1992.
James S. Waddell..........    52     Executive Vice President, Chief Administrative Officer
                                     and Corporate Secretary of AMCORE since January 1994.
                                     Senior Vice President of Administration of AMCORE from
                                     July 1992 to January 1994. Group Vice President of
                                     CLARCOR from 1987 to July 1992.
Kenneth E. Edge...........    51     Group Vice President, Banking Subsidiaries since June
                                     1995. Executive Vice President of ROCKFORD from July
                                     1992 to June 1995. Senior Vice President of ROCKFORD
                                     from April 1989 to July 1992.
Gerald W. Lister..........    45     Group Vice President, Diversified Financial Service
                                     Subsidiaries since April 1993. President and Chief
                                     Executive Officer of AMI from 1987 to April 1993.
John R. Hecht.............    38     Senior Vice President and Chief Financial Officer of
                                     AMCORE since July 1992. Vice President and Controller
                                     of AMCORE from January 1991 to June 1992.
William T. Hippensteel....    40     Senior Vice President and Corporate Marketing Director
                                     since January 1993. Vice President and Marketing
                                     Director from 1984 to December 1992.
James F. Warsaw...........    46     President and Chief Executive Officer of ROCKFORD since
                                     January 1997. Executive Vice President and Chief
                                     Operating Officer of ROCKFORD from June 1995 to
                                     December 1996. Executive Vice President and Senior
                                     Credit Officer of ROCKFORD from December 1992 to May
                                     1995.

                               ITEM 2. PROPERTIES

     On December 31, 1996, AMCORE had 52 locations, of which 34 were owned and 18 were leased. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See Notes 6 and 7 of the Notes to Consolidated Financial Statements included under Item 8 of this document for further information on properties.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

              ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                          RELATED STOCKHOLDER MATTERS

     See Item 6 and 8 of this document for information on stock price ranges and dividends. The principal market for the quotations of stock prices is the NASDAQ National Market System. There are approximately 5,200 holders of record of AMCORE's common stock.

                        ITEM 6. SELECTED FINANCIAL DATA

                FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

                                                  1996          1995          1994          1993          1992
                                                  ----          ----          ----          ----          ----
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE YEAR:
Interest income............................    $  194,934    $  164,486    $  138,955    $  137,184    $  136,345
Interest expense...........................       108,393        85,080        61,195        59,628        62,946
                                               ----------    ----------    ----------    ----------    ----------
Net interest income........................        86,541        79,406        77,760        77,556        73,399
Provision for loan and lease losses........         5,086         2,692           628         2,124         5,547
Non-interest income........................        38,443        34,013        31,034        29,605        25,695
Operating expense..........................        83,997        87,440        78,690        76,136        67,132
                                               ----------    ----------    ----------    ----------    ----------
Income before income taxes.................        35,901        23,287        29,476        28,901        26,415
Income taxes...............................         9,518         5,016         7,675         7,461         7,859
                                               ----------    ----------    ----------    ----------    ----------
Net income.................................    $   26,383    $   18,271    $   21,801    $   21,440    $   18,556
                                               ==========    ==========    ==========    ==========    ==========
Return on average assets(1)................          0.98%         0.81%         1.06%         1.08%         1.06%
Return on average equity(1)................         12.71          9.39         11.90         12.71         12.25
Net interest margin........................          3.75          4.17          4.51          4.62          4.78
                                               ----------    ----------    ----------    ----------    ----------
AVERAGE BALANCE SHEET:
Total assets...............................    $2,682,591    $2,245,895    $2,062,597    $1,977,407    $1,754,653
Loans and leases, net of unearned income...     1,369,030     1,228,175     1,088,206     1,000,759       927,354
Earning assets.............................     2,503,589     2,060,272     1,880,320     1,805,356     1,612,949
Deposits...................................     1,828,920     1,764,427     1,706,175     1,665,807     1,501,006
Long-term borrowings.......................       150,099        29,458        27,598        33,724        16,384
Stockholders' equity.......................       207,617       194,546       183,171       168,739       151,469
                                               ----------    ----------    ----------    ----------    ----------
ENDING BALANCE SHEET:
Total assets...............................    $2,814,550    $2,418,532    $2,151,983    $1,987,267    $1,958,475
Loans and leases, net of unearned income...     1,456,217     1,285,961     1,161,870     1,035,841       996,277
Earning assets.............................     2,629,050     2,219,741     1,962,675     1,809,038     1,782,536
Deposits...................................     1,890,016     1,777,705     1,707,559     1,643,683     1,649,767
Long-term borrowings.......................       124,095       107,803        26,487        31,975        32,442
Stockholders' equity.......................       220,637       209,862       186,159       177,615       160,296
                                               ----------    ----------    ----------    ----------    ----------
FINANCIAL CONDITION ANALYSIS:
Allowance for loan losses to year-end
  loans....................................          1.03%         1.02%         1.14%         1.40%         1.41%
Allowance to non-performing loans..........        152.41        101.07        103.66        111.27        135.14
Net charge-offs to average loans...........          0.23          0.24          0.17          0.17          0.32
Non performing loans to net loans..........          0.68          1.00          1.10          1.26          1.05
Average long-term borrowings to average
  equity...................................         72.30         15.14         15.07         19.99         10.82
Average equity to average assets...........          7.74          8.66          8.88          8.53          8.63
                                               ----------    ----------    ----------    ----------    ----------
STOCKHOLDERS' DATA:
Earnings per share.........................    $     1.86    $     1.30    $     1.55    $     1.53    $     1.36
Book value per share.......................         15.47         14.81         13.26         12.68         11.59
Dividends per share........................          0.64          0.58          0.55          0.41          0.35
Dividend payout ratio......................          34.5%         44.6%         35.4%         26.9%         25.6%
Weighted average shares outstanding........        14,214        14,083        14,023        13,972        13,659
                                               ==========    ==========    ==========    ==========    ==========

---------------
(1) The 1995 ratios excluding the impact of the $3.5 million, or $.25 per share, after-tax impairment and merger-related charges: return on average assets 0.97%; return on average equity 11.17%

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
                      OF OPERATION AND FINANCIAL CONDITION

     The following discussion highlights the significant factors affecting the operations and financial condition of AMCORE for the three years ended December 31, 1996. The discussion should be read in conjunction with the consolidated financial statements, accompanying notes, and selected financial data appearing elsewhere within this report.

     This review contains forward-looking statements concerning AMCORE's business results that are based on estimates. Actual results could differ materially due to factors such as changes in general economic and business conditions, compression of net interest revenue due to unanticipated declines in net interest margins and outstanding loan balances, unanticipated delays or costs associated with recent pending acquisitions and the ability of the company to attract and retain qualified personnel. Therefore, there can be no assurances that actual results will correspond to these forward-looking statements.

OVERVIEW OF OPERATIONS

     AMCORE reported record net income of $26.4 million for the year ended December 31, 1996. This compares to the $18.3 million and $21.8 million reported for the years ended 1995 and 1994, respectively. Earnings per share for 1996 were $1.86 compared to $1.30 in 1995 and $1.55 in 1994. The $8.1 million increase between 1996 and 1995 was impacted by a $3.5 million after tax charge in 1995 for the impairment of certain long-lived assets and costs related to merger activity. Excluding these 1995 charges, the increase in 1996 net income would have been $4.6 million or 21.4%. The remaining increase resulted primarily from an increase in net interest income related to a 21.5% increase in average earning assets.

     This record level of net income resulted in a return on average equity for 1996 of 12.71% versus 9.39% in 1995 and 11.90% in 1994. AMCORE's return on average assets for 1996 was .98% compared to .81% in 1995 and 1.06% in 1994.

     In October of 1996, AMCORE announced it would be entering the interstate banking arena by acquiring two Wisconsin based bank holding companies. Definitive agreements have been reached with Country Bank Shares Corporation (Country) of Mount Horeb and First National Bancorp, Inc. (FNB) of Monroe. Country has approximately $300 million of assets and nine locations, while FNB has approximately $215 million of assets and five locations. Both mergers are stock for stock exchanges to be accounted for as pooling of interests. The mergers, subject to customary conditions to close, including regulatory approval to close, will occur during the first half of 1997.

     AMCORE views these acquisitions as a means of expanding within its geographic area and anticipates that they will contribute favorably to future results. AMCORE anticipates, that in the future, it will have the opportunity to acquire other successful financial institutions.

     In March of 1997, AMCORE issued $40 million of capital securities through AMCORE Capital Trust I (the "Trust"), a statutory business trust, of which all common securities are owned by AMCORE. The capital securities pay cumulative cash distributions semiannually at an annual rate of 9.35%. The securities are redeemable from March 1, 2007 until March 1, 2017 at a declining rate of 104.6750% to 100.0% of the principal amount. After March 1, 2017, they are redeemable at par until June 15, 2027 when redemption is mandatory. The proceeds of the issue will be used to repay in full the parent company long term debt, repay in full the long term borrowings of the above mentioned acquisitions, and general corporate purposes. The capital securities qualify as Tier I capital for regulatory capital purposes.

     AMCORE continues to be "well capitalized" as defined by regulatory guidelines. At December 31, 1996, the company's total capital to risk weighted assets was 13.23%.

EARNINGS SUMMARY

     The following table highlights the major components of net income and their impact on earnings per share for the last two years:

NET INTEREST INCOME

     Net interest income is the difference between income earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. The interest income on certain loans and investment securities is not subject to Federal income tax. For analytical purposes, at December 31, 1996, 1995 and 1994, the interest income and rates on these types of assets are adjusted to a "fully taxable equivalent" basis, net of the effect of any interest expense disallowed. The fully taxable equivalent adjustment was calculated using the Company's statutory Federal income tax rate of 35%. Adjusted interest income is as follows (in thousands):

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              1996           1995           1994
                                                          ------------   ------------   ------------
Interest Income Book Basis..............................    $194,934       $164,486       $138,955
Taxable Equivalent Adjustment...........................       7,588          6,690          6,998
                                                            --------       --------       --------
Interest Income Taxable
Equivalent Basis........................................     202,522        171,176        145,953
Interest Expense........................................     108,393         85,080         61,195
                                                            --------       --------       --------
Net Interest Income Taxable
Equivalent Basis........................................    $ 94,129       $ 86,096       $ 84,758
                                                            ========       ========       ========

     Net interest income on a fully taxable equivalent basis increased $8.0 million or 9.3% in 1996 and $1.3 million or 1.6% in 1995. The improvement in net interest income during 1996 results mainly from a 21.5% increase in average earning assets which was partially offset by a narrowing in the interest rate spread. During 1995, the improvement in net interest income related to a 9.5% growth in average earning assets, the majority of which was offset by a narrowed interest rate spread.

     The growth in average earning assets in both 1996 and 1995 can be attributed to strong loan growth and increased levels of investment securities related to the investment leveraging program which began in 1994. Average loans increased approximately $140 million in both 1996 and 1995, which represented an increase of 11.5% and 12.9%, respectively.

     The investment leveraging program, which is designed to better utilize capital, increased approximately $295 million in 1996 and $105 million in 1995. This program contributed approximately $6.2 million in 1996 and $2.2 million in 1995 to net interest income. The program is funded through the use of repurchase agreements and Federal Home Loan Bank borrowings. The proceeds of these borrowings are invested principally in mortgage-backed and U.S. government agency securities.

     The net interest spread is the difference between the average rates on interest-earning assets and the average rates on interest-bearing liabilities. The interest rate margin represents net interest income divided by average earning assets. These ratios can also be used to analyze net interest income. Since a significant portion of the Company's funding is derived from interest-free sources, primarily demand deposits and total stockholders' equity, the effective rate paid for all funding sources is lower than the rate paid on interest-bearing liabilities alone.

     As Table 1 indicates, the interest rate spread declined 38 basis points to 3.17% in 1996 from 3.55% in 1995 which was a decline of 41 basis points from the 1994 level of 3.96%. The interest rate margin was 3.75% in 1996, a decline of 42 basis points from 4.17% in 1995. The 1995 level was a decline of 33 basis points from 4.50% in 1994.

     The interest rate spread on the investment securities in the leveraging program was 137 basis points in 1996 and 141 basis points in 1995. The interest rate spread on all other earning assets was 3.58% in 1996 and

3.73% in 1995. As a result, the effect of this program accounted for 23 basis points of the decline in the 1996 interest rate spread and 8 basis points of the 1995 decrease. The interest rate margin was also negatively impacted by the investment leveraging program by approximately 29 basis points in 1996 and 12 basis points in 1995. The core interest rate margin which excludes the effect of the investment leveraging program was 4.27%, 4.40%, and 4.61% for 1996, 1995, and 1994, respectively.

     The level of net interest income is the result of the relationship between total volume and mix of interest-earning assets and the rates earned, and the total volume and mix of interest-bearing liabilities and the rates paid. The rate and volume components associated with interest-earning assets and interest-bearing liabilities can be segregated to analyze the year-to-year changes in net interest income. Changes due to rate/volume variances have been allocated between changes due to average volume and changes due to average rate based on the percentage of each to the total change of both categories. Because of changes in the mix of the components of interest-earning assets and interest-bearing liabilities, the computations for each of the components do not equal the calculation for interest-earning assets as a total and interest-bearing liabilities as a total. Table 1 analyzes the changes attributable to the rate and volume components of net interest income.

Changes Due to Volume

     The 1996 increase in net interest income due to the change in average volume is attributable to the 11.5% growth in average loans and 37.0% growth in average investment securities. This increase was partially offset by an increase in borrowings of 134.5% used to fund the investment leveraging program.

     The change in net interest income due to average volume in 1995 relates to the 12.9% growth in average loans which was partially offset by 13.8% growth in time deposits and 85.4% growth in short-term borrowings.

Changes Due to Rate

     The yield on earning assets declined 23 basis points in 1996. The decline is mainly a result of average investment securities, which typically have a lower yield, increasing at a faster rate than average loans. Average investment securities represented 44.4% of average earning assets in 1996 versus 39.5% in 1995. The rate paid on average total interest-bearing liabilities increased 15 basis points in 1996 as average total borrowings, which had a higher cost than other average total interest-bearing liabilities, increased to represent 27.8% of average total interest-bearing liabilities in 1996 versus 14.7% in 1995.

     The decline in net interest income due to the rate in 1995 is primarily attributable to the rate on average total interest-bearing liabilities increasing more than the rate on average earning assets. This occurred as borrowings, which had the highest rate paid, increased to represent 14.7% of total average earning liabilities in 1995 versus 9.5% in 1994.

PROVISION FOR LOAN AND LEASE LOSSES

     The provision for loan and lease losses is an amount added to the allowance against which loan and lease losses are charged. Management determines an appropriate provision for loan losses based upon historical loss experience, regular evaluation of collectibility by management, lending officers and the corporate loan review staff, and the size and nature of the loan portfolios. Other factors include economic and industry outlooks, concentration characteristics of the loan portfolio and the composition of problem loans.

     The provision for loan and lease losses was $5.1 million for 1996, an increase of $2.4 million or 88.9% from the $2.7 million in 1995. During 1995, the provision for loan and lease losses increased $2.1 million from the 1994 level of $628,000. The increase in the provision for loan and lease losses in 1996 was primarily related to the growth in the loan portfolio of 13.2%. Asset quality improved during 1996 as both non-performing loans and net charge-offs as a percent of loans declined. The 1995 increase in provision for loan and lease losses was necessary to maintain the allowance for loan and lease losses at a level to support the level of net charge-offs and the overall growth in the loan portfolio.

     During 1996, AMCORE recorded net charge-offs of $3.2 million, an increase of $218,000 from the 1995 level of $2.9 million. The 1995 level increased by $1.1 million when compared to 1994. AMCORE anticipates that continued growth in the loan portfolio or weakening economic conditions could cause continued increases in the provision for loan and lease losses. The allowance for loan and lease losses as a percent of total loans was 1.03%, 1.02%, and 1.14% in 1996, 1995, and 1994, respectively. The allowance for loan and lease losses to non-performing loans was 152.41% at year end 1996, 101.07% at year end 1995, and 103.66% at year end 1994.

NON-INTEREST INCOME

     Total non-interest income is comprised primarily of fee based revenues from mortgage, trust, brokerage, asset management, insurance and collection agency services. Fees from bank-related services, mainly on deposits and credit cards, along with net securities gains or losses are also included in this category. Total non-interest income increased $4.4 million or 13.0% in 1996 and totaled $38.4 million. This followed a 9.6% or $3.0 million increase in 1995.

     Trust and asset management income, the largest source of fee based revenues, totaled $13.6 million, an increase of $1.7 million or 14.6%. The 1995 growth of trust and asset management fees was $329,000 or 2.9%. The growth in both years is attributable to favorable market performance of trust accounts, growth in our proprietary vintage mutual funds and new trust accounts. As of December 31, 1996, the AMCORE family of vintage mutual funds totaled $642 million and trust assets under administration totaled $2.3 billion. While trust and asset management revenues have been growing, future trends in fees are dependent on market performance, plan terminations, corporate profit sharing contributions, and other economic driven factors.

     Service charges on deposits totaled $6.8 million in 1996, a decrease of $231,000 or 3.3% from the $7.0 million in 1995. During 1995, service charges on deposits increased $244,000 or 3.6%. Service charges on deposits are impacted primarily by the level of deposits commercial customers maintain to compensate for services.

     Mortgage revenue includes fees generated from underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans. Mortgage revenues increased $83,000 or 2.3% to total $3.7 million in 1996. This compares to a decline of 2.8% in 1995. Both years were positively impacted by increased mortgage servicing volume.

     Effective January 1, 1995, the mortgage company adopted Financial Accounting Standard (FAS) No. 122 "Accounting for Mortgage Servicing Rights", which had a $1.1 million positive impact on mortgage revenues in 1995. The new accounting standard allows for the recognition of the value of servicing rights on originated mortgage loans and results in an asset that is amortized over the remaining estimated lives of serviced loans. While this has a favorable impact on earnings at the time of origination, additional earnings volatility may occur with changes in market conditions, particularly with fluctuations in interest rates. For example, a decline in interest rates could result in accelerated mortgage prepayments, which may reduce the value of this asset and require a write-down through a valuation reserve. If subsequent valuations result in an increase of value, recoveries can be recorded through the valuation allowance, to the extent of the previous write-downs.

     A reduction in long-term mortgage rates would create an upward trend in origination volumes, particularly with refinancing activity. This has a positive impact on mortgage revenues; however, the impact could be partially offset with possible write-downs of existing mortgage service rights, as explained earlier.

     Effective January 1, 1997, AMCORE adopted FAS No. 125, which requires purchased and deferred excess mortgage servicing rights to be valued under similar methods as used in FAS No. 122 for originated mortgage servicing rights. The adoption of this standard may cause increased volatility in mortgage revenues as described above. Total serviced loans at December 31, 1996 were $921.9 million, an increase of $47.8 million.

     Insurance revenues increased $1.0 million during 1996 to total $2.0 million. This follows an increase of $170,000 in 1995. The 1996 increase resulted from a combination of a 47% increase in sales of credit life insurance and a change to recording insurance revenue gross prior to deductions for related expenses.

     Collection fee income totaled $2.1 million in 1996, an increase of $314,000 or 17.1% from the $1.8 million reported in 1995. The 1995 collection fees were an increase of $131,000 or 7.7%. The increase in both years related to increased volume.

     Other non-interest income, mainly customer service and credit card fees, increased $1.9 million or 30.0% over 1995. This increase is primarily due to the $1.4 million gain on the sale of the merchant bankcard processing. The sale of this processing will cause reduced levels of fees in this category in future periods. The other category increased $818,000 or 14.6% in 1995.

     Net securities gains totaled $1.9 million in 1996 as compared to $2.3 million in 1995 and $908,000 in 1994. The level of security gains or losses is dependent on the size of the available for sale portfolio, interest rate levels, and the company's liquidity needs.

OPERATING EXPENSES

     Total operating expenses declined $3.4 million in 1996 to $84.0 million. In 1995, total operating expenses were $87.4 million, an increase of $8.8 million from 1994. During 1995, AMCORE recorded $5.6 million of impairment and merger related charges. Without these charges, total operating expense would have increased $2.1 million or 2.6% in 1996 and $3.2 million or 4.0% in 1995. The impairment charge, caused by the early adoption of FAS No. 121, totaled $3.3 million and included write-downs of intangibles from the acquisition of a collection agency, and reductions of the carrying values assigned to bank facilities (See Note 7 of the Notes to Consolidated Financial Statements). The remaining $2.3 million charge comprised merger-related costs from the May 1995 merger with NBM, the remaining costs from two 1994 bank mergers, and other costs in connection with significant upgrades to information systems technology. The merger related costs were included within the applicable operating expense categories on the Consolidated Statements of Income, and primarily consisted of severance and other personnel costs, equipment expenses, and professional fees.

     Expense control remains a priority at AMCORE. A number of changes were made in 1996 to improve efficiency. These changes include the consolidation of four banks into one, the merging of the management of the Vintage mutual funds, trust, capital management, and brokerage services into one entity and the streamlining of the credit operations area.

     As a percentage of average assets, total operating expense was 3.13% in 1996, versus 3.89% in 1995 and 3.82% in 1994. The efficiency ratio, which measures the level of non-interest expense to total tax equivalent net revenues was 63.4% in 1996 as compared to 72.8% in 1995, and 68.0% in 1994. Without the $5.6 million of impairment and merger-related charges in 1995, the operating expense to average assets ratio would have been 3.64% and the efficiency ratio would have been 68.1%.

     Personnel costs, which includes compensation expense and employee benefits, are the largest component of operating expenses. Personnel costs increased $1.4 million in 1996, an increase of 3.1%. Excluding the merger related costs in 1995, the increase would have been $2.2 million or 4.9%. The higher costs in 1996 were primarily caused by increased levels of performance driven expenses, including incentive pay and profit sharing, as well as higher medical insurance costs. Exclusive of the merger-related charge, this category totaled $44.9 million in 1995 and increased $3.5 million or 8.4% over 1994. The higher costs in 1995 were primarily caused by an increase in employees due to the expansion of branch facilities and data processing activities, as well as normal salary increases.

     Net occupancy and equipment expenses totaled $12.8 million for 1996, a decrease of $497,000 from 1995. If the $1.2 million of merger related charges in 1995 are excluded, net occupancy and equipment related expenses would have increased $664,000 or 5.5%. In 1995, net occupancy and equipment expense, exclusive of the merger related charges, increased $1.1 million or 10.2% over 1994. The increase in both years is attributable to the opening of supermarket branches and the upgrade of information systems hardware and software, including a teller automation product delivery system. The portion of the impairment charge taken in 1995 related to occupancy and equipment reduced the level of depreciation charges in 1996.

     Professional fees declined $230,000 or 8.4% to total $2.5 million primarily due to merger related expenses in 1995. Professional fees exclusive of $263,000 in merger-related charges, totaled $2.5 million in 1995, a decline of $900,000 or 26.7% from 1994 as the majority of legal and accounting fees associated with the FSB and NBA mergers were incurred in 1994.

     Intangibles amortization expense totaled $2.0 million in 1996, a decline of $272,000 or 11.7% from 1995, which followed a $254,000 or 9.8% decline in 1995 when compared to 1994. These changes were due to the decline of core deposit intangibles and the 1995 impairment charge of intangibles amortization expense and the ongoing impact of the $1.7 million impairment charge recorded separately in 1995 related to intangible assets.

INCOME TAXES

     Income tax expense totaled $9.5 million in 1996 compared with $5.0 million and $7.7 million in 1995 and 1994, respectively. The effective tax rates were 26.5%, 21.5%, and 26.0% in 1996, 1995, and 1994, respectively. The effective tax rate was less than the statutory tax rates due primarily to investments in tax-exempt municipal bonds and loans. The higher rate in 1996 was caused by a higher level of pre-tax earnings and $300,000 of 1995 tax credits, which resulted from the upgrades to information systems software.

BALANCE SHEET REVIEW AND LIQUIDITY RISK MANAGEMENT

     Liquidity represents the availability of funding to meet the obligations to depositors, borrowers, and creditors at a reasonable cost without adverse consequences. Accordingly, the liquidity position is influenced by the funding base and asset mix.

     The parent company requires adequate liquidity to pay its expenses, repay debt when due and pay stockholder dividends. Liquidity is provided to the parent from subsidiaries in the form of dividends and fees for services. In 1996, dividends and fees from subsidiaries amounted to $40.3 million, compared to $26.2 million in 1995. Other liquidity is provided by cash balances in banks, liquidating short-term investments, commercial paper borrowings and borrowings on a line of credit. While subsidiary banks are limited in the amount of dividends they can pay, as of December 31, 1996, approximately $33.7 million was available for payment to the parent in the form of dividends which do not require prior regulatory approval.

     Cash and cash equivalents decreased $13.3 million from December 31, 1995 to December 31, 1996, as the net cash used for investing activities of $433.3 million in 1996 exceeded the net cash provided from operating activities of $47.3 million and the net cash provided by financing activities of $372.7 million.

     The net increase in cash provided by operating activities of $23.4 million from December 31, 1995 to December 31, 1996 was primarily attributable to the increase in net income of $8.1 million and the net decrease in mortgage loans held for sale of $4.5 million in 1996 compared to an increase of $5.6 million in these loans in 1995.

     The net increase in cash used for investing activities of $190.5 million from December 31, 1995 to December 31, 1996 is the result of the increase in net cash used for available for sale securities. The net increase in purchases of $169.5 million exceeds the net cash from proceeds of sales of $52.1 million from year to year. The increase in net cash for loans of $50.2 million from 1995 to 1996 contributed to the increase in cash used for investing activities.

     The net cash provided by financing activities increased by $144.8 million from December 31, 1995 to December 31, 1996. The increase results mainly from the increases in net cash provided by deposits of $42.2 million and short-term borrowings of $114.4 million from 1995 to 1996.

SECURITIES

     Total securities as of December 31, 1996 were $1.15 billion, an increase of $240.1 million or 26.4% over the prior year-end. At December 31, 1996 and 1995, the total securities portfolio comprised 43.7% and 40.9%, respectively, of total earning assets. In December 1995, substantially all securities classified as held to maturity were reclassified into the available for sale category. The transfer was in response to the Financial Accounting Standards Board's (FASB) decision to allow companies a one time opportunity to reclassify their investment portfolios. This reclassification will significantly improve AMCORE's ability to manage interest rate and liquidity risk. This may cause additional fluctuations in the unrealized gain or loss component of total stockholders' equity, however, federal banking regulations exclude this component from regulatory risk-based capital calculations.

     The securities portfolio serves a primary role in the overall context of balance sheet management. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment. The portfolio's scheduled maturities and the prepayment of mortgage-backed securities represent a significant source of liquidity. Approximately $85.4 million or 7.4%, of the securities portfolio matures in 1997.

     Mortgage-backed securities as of December 31, 1996 totaled $571.0 million and represent 49.7% of total securities. The distribution of mortgage-backed securities include $466.1 million of U.S. government agency mortgage-backed pass through securities and $79.0 million of agency collateralized mortgage obligations and $26.9 million of private issue collateral mortgage obligations, all of which are rated at least AAA except for one $8.6 million security rated A3.

     At December 31, 1996, securities held to maturity total $10.4 million, while securities available for sale were $1.14 billion. There were no trading securities at the end of 1996 or 1995. As December 31, 1996, the held to maturity securities portfolio included $102,000 of gross unrealized gains and $15,000 of gross unrealized losses. The securities available for sale portfolio at the end of 1996 included gross unrealized gains of $7.9 million and gross unrealized losses of $11.3 million, of which the combined effect, net of tax, is included as an unrealized loss in stockholders' equity. For comparative purposes, at December 31, 1995, gross unrealized gains of $12.0 million and gross unrealized losses of $2.4 million were included in the securities available for sale portfolio. For further analysis of the securities portfolio see Table 5 and Note 3 of the Notes to Consolidated Financial Statements.

LOANS AND LEASES

     Loans represent the largest component of AMCORE's earning asset base. At year end 1996, total loans and leases, net of unearned discount, were $1.46 billion, an increase of $170.3 million or 13.2% as compared to 1995. Average loans increased $140.9 million or 11.5% during 1996. Table 2 indicates the growth in loans was mainly in the real estate and consumer loan categories.

     Commercial, financial and agricultural loan balances totaled $366.8 million, an increase of $18.8 million or 5.4% when compared to 1995. This increase was primarily in agricultural loans.

     Total real estate loans were $778.6 million at year end 1996, an increase of $93.3 million, or 13.6%, over 1995. The increase from 1995 is attributable to construction and commercial real estate growth, primarily in the Rockford market, and a successful home equity loan promotion.

     Residential mortgage loans are originated by AMCORE's mortgage affiliate, of which conforming adjustable rate and balloon residential mortgages are normally sold to affiliate banks. The fixed-rate residential mortgage loans are sold in the secondary market to eliminate interest rate risk and generate gains on the sale of these loans, as well as servicing income. All loans of the mortgage affiliate are considered held for sale and are recorded at the lower of cost or market value.

     Installment and consumer loans increased $54.1 million or 21.1% to end the year at $310.1 million. The growth in consumer loans was diversified in direct loans, indirect-automobile loans, and satellite dish financing at the consumer finance subsidiary.

     The scheduled repayments and maturities of loans represent a substantial source of liquidity. Table 3 shows selected loan maturity data as of December 31, 1996. Approximately 58.0% of the selected loans presented had maturities of one year or less.

DEPOSITS

     Total deposits at December 31, 1996, were $1.89 billion, an increase of $112.3 million or 6.3% when compared to 1995. Average total deposits increased $64.5 million or 3.7%.

     Core deposits, which include demand deposits, consumer time deposits, and savings deposits, are considered by management to be the primary and most stable source of funding. Total core deposits were $1.49 billion at the end of 1996, a $16.1 million or 1.1% increase over the prior year-end. Core deposits represent 78.8% and 82.9% of total deposits at December 31, 1996 and 1995, respectively. These core deposits are supplemented by large certificates of deposit, brokered deposits, and time deposits from governmental entities. Brokered deposits were $120.5 million at year-end 1996, an increase of approximately $80.0 million. Table 6 shows the maturity distribution of time deposits over $100,000.

BORROWINGS

     Short-term and long-term borrowings have provided the financing for the investment leveraging program. Borrowings totaled $668.6 million at year-end 1996 and were comprised of $544.5 of short-term and $124.1 of long-term. The increase in borrowings of $268.8 million was primarily in the short-term category and was primarily used to fund the growth in securities.

     Securities sold under agreements to repurchase of $440.7 million and Federal Home Loan Bank borrowings of $179.1 million are used primarily to fund the investment leveraging program previously mentioned. These two types of borrowing represent 92.7% of total borrowing at December 31, 1996 versus 89.9% at December 31, 1995.

     The parent company has a term loan outstanding with an unrelated financial institution. The balance outstanding on this loan was $13.6 million and $17.0 million at year-end 1996 and 1995, respectively. The term loan agreement provides for semi-annual principal payments and allows for several interest rate and funding period options. The term loan was paid in full in March, 1997 with the proceeds of the previously mentioned capital securities.

     As an additional source of liquidity, the parent company has a commercial paper placement agreement with an unrelated financial institution that provides for the issuance of non-rated short-term unsecured debt obligations at negotiated rates and terms, not to exceed $25,000,000. In the event the agent is unable to place the parent company's commercial paper on a particular day, the proceeds are provided by overnight borrowings on a reciprocal line of credit with the same financial institution.

ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

     AMCORE's credit risk is centered in the loan and lease portfolio which on December 31, 1996, totaled $1.46 billion, or 55.4%, of total earning assets. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer's failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration.

ALLOWANCE FOR LOAN AND LEASE LOSSES

     The allowance for loan and lease losses represents management's estimate of what amount is necessary to provide for possible losses incurred in the loan portfolio. In making this determination, management analyzes the ultimate collectibility of the loan portfolio, incorporating feedback provided by lending officers, the corporate loan review staff and examinations performed by regulatory agencies. Management makes an ongoing evaluation as to the adequacy of the allowance for loan losses. To establish the appropriate level of the allowance, all loans (including nonperforming loans), commitments to extend credit and standby letters of credit are reviewed and classified as to potential loss exposure. An additional allowance is maintained based upon the size, quality, and concentration characteristics of the remaining loan portfolio, using both historical quantitative trends and management's evaluation of qualitative factors including future economic and industry outlooks.

     The determination by management of the appropriate level of the allowance amounted to $15.0 million at December 31, 1996. However, the allowance for loan losses is based on estimates, ultimate losses will likely vary from the current estimates. These estimates are reviewed regularly and as adjustments, either positive or negative, become necessary they are reported in earnings in the period in which they become known. A detailed analysis of the allowance for loan losses for the past five years is shown in Table 2. The allocation of the allowance for loan losses by category as of December 31, 1996 is presented in
Note 4 of the Notes to the Consolidated Financial Statements.

     As of December 31, 1996, the allowance for loan losses as a percent of total loans and non-performing loans was 1.03% and 152.41%, respectively. These ratios were an improvement when compared to the same ratios for the prior year of 1.02% and 101.07%. Net charge-offs as a percent of average loans decreased to
 .23% for 1996 versus .24% in 1995.

NON-PERFORMING ASSETS

     Non-performing assets consist of non-accrual loans, loans with restructured terms and other real estate owned. Non-performing assets totaled $10.4 million as of year end 1996, a decline of $4.6 million or 30.6% from the $15.0 million at year end 1995. Total non-performing assets represent 0.37% of total assets at December 31, 1996, compared to 0.62% at December 31, 1995.

     Loans are generally classified as non-accrual when there are reasonable doubts as to the collectibility of principal and interest or when payment becomes 90 days past due, except loans which are well secured and in the process of payment or loans classified as credit card or consumer finance loans which are charged off at 180 days past due. Interest collection on non-accrual loans for which the ultimate collectibility of principal is uncertain are applied as principal reductions. Otherwise, such collections are applied to interest when received.

     Non-performing loans declined $3.1 million or 23.9% to total $9.8 million at December 31, 1996 when compared to the prior year-end. This decline occurred mainly in restructured loans. As of December 31, 1996, non-performing loans to total loans were 0.68% compared to 1.00% at year-end 1995. Table 2 presents non-performing loans for each of the past five years.

     Loans 90 days or more past due were $3.2 million at December 31, 1996, an increase of $1.9 million from the prior year end. This increase is primarily attributable to the satellite dish financing program at the consumer finance company.

     Other real estate declined $1.5 million, or 71.9%, to $595,000 at December 31, 1996 when compared to year-end 1995.

CONCENTRATION OF CREDIT RISKS

     As previously discussed, AMCORE strives to maintain a diverse loan and lease portfolio in an effort to minimize the effect of credit risk. Summarized below are the characteristics of classifications which exceed 10 percent of total loans.

     Commercial, financial, and agricultural loans were $366.8 million at December 31, 1996, and comprised approximately 25.2% of gross loans, of which 1.19% were non-performing. Net charge-offs of commercial loans represent 0.06% during 1996 and 0.12% during 1995 of the year end balance of the category.

     Construction, commercial real estate loans, and loans for farmland were $399.4 million at December 31, 1996, comprising 27.4% of gross loans, of which
 .71% were classified as non-performing. There were no net charge-offs of this category of loans during 1996 and 0.24% of the year end balance during 1995.

     Residential real estate loans, which includes home equity and permanent residential financing, totaled $379.1 million at December 31, 1996, and represent 26.0% of gross loans of which 0.40% are non-performing. Net charge-offs of residential real estate loans represent 0.01% of the category total in 1996 and there were no net charge-offs in this category in 1995.

     Installment and consumer loans were $310.1 million at December 31, 1996, and comprised 21.3% of gross loans, of which 0.36% were non-performing. Net charge-offs of consumer loans represented 0.94% and 0.59% of the year-end category total for 1996 and 1995, respectively. Consumer loans are comprised of direct loans, credit card loans, indirect auto loans, and consumer finance company loans including those related to the satellite dish financing programs. Indirect auto loans total $193.7 million at December 31, 1996. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of credit.

INTEREST RATE RISK MANAGEMENT

     AMCORE's asset and liability management process is utilized to manage interest rate risk through structuring the balance sheet and off-balance sheet portfolios to maximize net interest income while maintaining acceptable levels of risk to changes in market interest rates. While achievement of this goal requires a balance between profitability, liquidity and interest rate risk, there are opportunities to enhance revenues through controlled risk.

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

     Gap is defined as the repricing difference between rate-sensitive assets and liabilities within a given time period. A positive gap, or asset sensitive position, indicates there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specified time frames, which generally has a favorable impact on net interest income in periods of rising interest rates. Conversely, a negative gap or liability sensitive position would generally imply a favorable impact on net interest income in periods of declining interest rates. This type of analysis is at a point in time position, when in fact that position can quickly change as market condition, customer needs, and management strategies change. In periods of changing interest rates, net interest income is not only impacted by the amounts of repricing assets and liabilities, but also impacted by the rate at which repricings occur. Net interest income may also be impacted by variances in prepayment of loans and securities. Table 7 shows AMCORE's repricing differences as of December 31, 1996.

     AMCORE had a liability sensitivity gap position in the 30 day period of $222.1 million. The cumulative rate-sensitive gap position at one year was a liability sensitive position of $794.1 million, which indicates a possible benefit from falling interest rates; conversely, rising interest rates may have a negative impact on net interest income.

     Management also uses off-balance sheet derivative contracts to manage its exposure to interest rate risk by modifying the existing interest rate risk characteristics of on-balance sheet assets and liabilities. AMCORE does not have any derivatives that are held or issued for trading purposes. The derivatives utilized in the asset/liability management program predominately comprise interest rate swap and floor contracts. The swap contracts are primarily utilized to hedge the spread between deposit rates and earning assets with floating rate characteristics. The floor contracts are utilized to provide protection in the event of a decline in interest rates.

     The swap contracts involve the exchange of fixed and floating interest rate payments and are based on the notional amount of the contract. The floor contracts are also based on the notional amount of the contract. These floor contracts are purchased at a premium, which is amortized over the lives of the contracts. The notional amount of the swap and floor contracts only identify the size of the contracts and are used to calculate the interest payment amounts. The only credit risk exposure AMCORE has is in relation to the counterparties which all have high credit ratings. All counterparties were expected to meet any outstanding interest payment obligations.

     The total notional amount of swap contracts outstanding was $145.0 million and $28.1 million as of December 31, 1996 and 1995, respectively. As of the end of 1996, these contracts had an aggregate negative fair value of $103,000. The total notional amount of floor contracts outstanding was $50.0 million at December 31, 1996, with $75.0 million outstanding floor contracts as of the end of 1995. These contracts had a net positive fair value of $172,000 as of the end of 1996. For further discussion of derivative contracts, see Notes 5 and 11 to the Consolidated Financial Statements.

CAPITAL MANAGEMENT

     Total stockholders' equity at December 31, 1996 was $220.6 million, an increase of $10.8 million or 5.1%. Stockholders' equity includes an adjustment to fair market value for securities classified as available for sale. The fair market value of these securities declined $7.8 million during 1996. Without the impact of this decline, stockholders' equity would have increased $18.6 million or 9.1%.

     AMCORE paid $9.1 million of cash dividends which represent $0.64 per share or a dividend payout ratio of 34.5%. This compares to $0.58 per share paid in 1995 which represented a payout ratio of 37.4%, excluding the impairment and merger related charges. The book value per share increased $0.66 per share to $15.47 at December 31, 1996 from $14.81 at December 31, 1995.

     AMCORE is considered a "well capitalized" institution based on regulatory guidelines. AMCORE's leverage ratio of 7.51% at December 31, 1996 exceeds the regulatory guidelines of 5% for well capitalized institutions. AMCORE's ratio of tier 1 capital at 12.35% and total risk based capital at 13.23% significantly exceed the regulatory minimums as the table below indicates as of December 31:

                                                  DECEMBER 31, 1996         DECEMBER 31, 1995
                                                 -------------------       -------------------
                                                   AMOUNT      RATIO         AMOUNT      RATIO
                                                   ------      -----         ------      -----
                                                             (DOLLAR IN THOUSANDS)
Tier 1 Capital...............................       210,384    12.35%         189,730    12.40%
Tier 1 Capital Minimum.......................        68,152     4.00%          61,187     4.00%
                                                 ----------    -----       ----------    -----
Amount in Excess of Minimum..................    $  142,232     8.35%      $  128,543     8.40%
                                                 ==========    =====       ==========    =====
Total Capital................................       225,381    13.23%         202,790    13.26%
Total Capital Minimum........................       136,305     8.00%         122,375     8.00%
                                                 ----------    -----       ----------    -----
Amount in Excess of Minimum..................    $   89,076     5.23%      $   80,415     5.26%
                                                 ==========    =====       ==========    =====
Risk adjusted assets.........................    $1,703,808                $1,529,688
                                                 ==========                ==========

                                    TABLE 1

              ANALYSIS OF NET INTEREST INCOME-TAX EQUIVALENT BASIS

                            YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

          AVERAGE BALANCE                   AVERAGE RATE
------------------------------------   ----------------------
   1996         1995         1994      1996     1995     1994
   ----         ----         ----      ----     ----     ----
                                                                INTEREST EARNING ASSETS:
$  855,502   $  584,822   $  522,562   6.70%    6.76%    6.13%  Taxable securities(4)........................
   260,099      229,693      245,216   8.10     8.03     7.88   Tax-exempt securities(1)(4)..................
----------   ----------   ----------   ----     ----     ----
$1,115,601   $  814,515   $  767,778   7.03%    7.12%    6.69%  Total securities.............................
----------   ----------   ----------   ----     ----     ----
     9,388       11,267       12,033   7.89     7.94     7.39   Mortgage loans held for sale(3)..............
 1,369,030    1,228,175    1,088,206   8.82     8.93     8.36   Loans(1)(2)..................................
    16,012        8,656       15,323   5.01     5.93     4.97   Other earning assets.........................
                                                                Fees on mortgage loans held for sale(3)......
----------   ----------   ----------   ----     ----     ----
$2,510,031   $2,062,613   $1,883,340   8.07%    8.30%    7.75%  TOTAL EARNING ASSETS (FTE)...................
==========   ==========   ==========   ====     ====     ====
                                                                INTEREST BEARING LIABILITIES:
                                                                Interest-bearing demand and savings
$  590,496   $  597,764   $  645,017   2.47%    2.58%    2.31%  deposits.....................................
   999,183      924,580      812,324   5.87     5.70     4.72   Time deposits................................
----------   ----------   ----------   ----     ----     ----
$1,589,679   $1,522,344   $1,457,341   4.60%    4.47%    3.65%  Total interest-bearing deposits..............
----------   ----------   ----------   ----     ----     ----
   465,489      232,997      125,662   5.52     6.26     4.45   Short-term borrowings........................
   150,099       29,458       27,598   6.01     6.96     7.46   Long-term borrowings.........................
     6,040        5,122        4,413   8.16     7.69     7.70   Other........................................
----------   ----------   ----------   ----     ----     ----
$2,211,307   $1,789,921   $1,615,014   4.90%    4.75%    3.79%  TOTAL INTEREST-BEARING LIABILITIES...........
==========   ==========   ==========   ----     ----     ----
                                       3.17%    3.55%    3.96%  INTEREST RATE SPREAD (FTE)...................
                                                                NET INTEREST MARGIN/
                                       3.75%    4.17%    4.50%  NET INTEREST INCOME (FTE)....................
                                       ====     ====     ====

                                     1996/1995            1995/1994
       INTEREST EARNED                 CHANGE              CHANGE
           OR PAID                     DUE TO              DUE TO
------------------------------   ------------------   -----------------
  1996       1995       1994      VOLUME     RATE     VOLUME     RATE
  ----       ----       ----      ------     ----     ------     ----

$ 57,327   $ 39,530   $ 32,030   $ 18,141   $  (344)  $ 4,027   $ 3,473
  21,072     18,437     19,311      2,462       173    (1,240)      366
--------   --------   --------   --------   -------   -------   -------
$ 78,399   $ 57,967   $ 51,341   $ 21,168   $  (736)  $ 2,787   $ 3,839
--------   --------   --------   --------   -------   -------   -------
     741        895        889       (148)       (6)      (59)       65
 120,710    109,725     90,958     12,436    (1,451)   12,223     6,544
     802        513        761        378       (89)     (375)      127
   1,870      2,076      2,004        (52)     (154)     (182)      254
--------   --------   --------   --------   -------   -------   -------
$202,522   $171,176   $145,953   $ 36,217   $(4,871)  $14,437   $10,786
========   ========   ========   ========   =======   =======   =======

$ 14,581   $ 15,397   $ 14,894   $   (159)  $  (657)  $(1,140)  $ 1,643
  58,616     52,665     38,308      4,343     1,608     5,733     8,624
--------   --------   --------   --------   -------   -------   -------
$ 73,197   $ 68,062   $ 53,202   $  3,063   $ 2,072   $ 2,461   $12,399
--------   --------   --------   --------   -------   -------   -------
  25,680     14,574      5,595     13,007    (1,901)    6,094     2,885
   9,023      2,050      2,058      7,289      (316)      134      (142)
     493        394        340         74        25        55        (1)
--------   --------   --------   --------   -------   -------   -------
$108,393   $ 85,080   $ 61,195   $ 20,576   $ 2,737   $ 7,130   $16,755
--------   --------   --------   --------   -------   -------   -------

$ 94,129   $ 86,096   $ 84,758   $ 15,641   $(7,608)  $ 7,307   $(5,969)
========   ========   ========   ========   =======   =======   =======



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

(2) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees.

(3) The yield-related fees recognized from the origination of mortgage loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.

(4) The average balance has been adjusted to exclude the effect of Statement of Financial Accounting Standards No. 115.

                                    TABLE 2

                 ANALYSIS OF LOAN PORTFOLIO AND LOSS EXPERIENCE

                                                       1996         1995         1994         1993         1992
                                                       ----         ----         ----         ----         ----
                                                                            (IN THOUSANDS)
Commercial, financial and agricultural............  $  366,826   $  347,996   $  304,835   $  289,767   $  289,092
Banker's acceptances, commercial paper and term
  fed funds.......................................          --           --           --           --        9,987
Real estate.......................................     735,633      651,495      580,311      485,369      459,857
Real estate-construction..........................      42,917       33,797       24,380       12,997       15,574
Installment and consumer..........................     310,143      256,092      261,209      263,311      237,880
Direct lease financing............................       1,861          811          361          715          976
                                                    ----------   ----------   ----------   ----------   ----------
  Gross Loans.....................................  $1,457,380   $1,290,191   $1,171,096   $1,052,159   $1,013,366
  Unearned income.................................      (1,163)      (4,230)      (9,226)     (16,317)     (17,120)
                                                    ----------   ----------   ----------   ----------   ----------
  Loans, net of unearned income...................  $1,456,217   $1,285,961   $1,161,870   $1,035,842   $  996,246
  Allowance for loan and lease losses.............     (14,996)     (13,061)     (13,302)     (14,482)     (14,080)
                                                    ----------   ----------   ----------   ----------   ----------
NET LOANS.........................................  $1,441,221   $1,272,900   $1,148,568   $1,021,360   $  982,166
                                                    ==========   ==========   ==========   ==========   ==========
SUMMARY OF LOAN LOSS EXPERIENCE:
Allowance for loan and lease losses, beginning....  $   13,061   $   13,302   $   14,482   $   14,080   $   10,545
Amounts charged-off:
  Commercial, financial and agricultural..........         395          818          801        1,094        2,144
  Real estate.....................................         257        1,024          173          269          117
  Installment and consumer........................       3,709        2,199        1,996        1,563        2,227
  Direct lease financing..........................          --           --           --           --           --
                                                    ----------   ----------   ----------   ----------   ----------
      Total Charge-offs...........................  $    4,361   $    4,041   $    2,970   $    2,926   $    4,488
                                                    ----------   ----------   ----------   ----------   ----------
Recoveries on amounts previously charged off:
  Commercial, financial and agricultural..........         157          404          452          404          863
  Real estate.....................................         268           15           54          154           37
  Installment and consumer........................         785          689          656          646          650
  Direct lease financing..........................          --           --           --           --           --
                                                    ----------   ----------   ----------   ----------   ----------
      Total Recoveries............................  $    1,210   $    1,108   $    1,162   $    1,204   $    1,550
                                                    ----------   ----------   ----------   ----------   ----------
      Net Charge-offs.............................  $    3,151   $    2,933   $    1,808   $    1,722   $    2,938
Provision charged to expense......................       5,086        2,692          628        2,124        5,547
Addition due to purchase of subsidiary............          --           --           --           --        1,719
Reduction due to sale of subsidiary...............          --           --           --           --         (793)
                                                    ----------   ----------   ----------   ----------   ----------
    ALLOWANCE FOR LOAN AND LEASE LOSSES, ENDING...  $   14,996   $   13,061   $   13,302   $   14,482   $   14,080
                                                    ==========   ==========   ==========   ==========   ==========
NON-PERFORMING LOANS AT YEAR-END:
Non-accrual.......................................  $    9,556   $   10,432   $   10,536   $   11,644   $    9,856
Restructured......................................         283        2,491        2,296        1,371          563
                                                    ----------   ----------   ----------   ----------   ----------
    TOTAL NON-PERFORMING LOANS....................  $    9,839   $   12,923   $   12,832   $   13,015   $   10,419
                                                    ==========   ==========   ==========   ==========   ==========
Past due 90 days or more not included above.......  $    3,181   $    1,301   $      846   $    1,816   $    1,542
                                                    ==========   ==========   ==========   ==========   ==========
RATIOS:
Allowance for loan and lease losses to year-end
  loans...........................................        1.03%        1.02%        1.14%        1.40%        1.41%
Allowance to non-performing loans.................      152.41       101.07       103.66       111.27       135.14
Net charge-offs to average loans..................        0.23         0.24         0.17         0.17         0.32
Recoveries to charge-offs.........................       27.75        27.42        39.12        41.15        34.54
Non-performing loans to loans, net of unearned
  income..........................................        0.68         1.00         1.10         1.26         1.05

     The allocation of the allowance for loan and lease losses at December 31, 1996, 1995, 1994, 1993, and 1992 was as follows:

                               1996                   1995                   1994                   1993            1992
                       --------------------   --------------------   --------------------   --------------------   -------
                                  PERCENT                PERCENT                PERCENT                PERCENT
                                     OF                     OF                     OF                     OF
                                  LOANS IN               LOANS IN               LOANS IN               LOANS IN
                       AMOUNT     CATEGORY    AMOUNT     CATEGORY    AMOUNT     CATEGORY    AMOUNT     CATEGORY    AMOUNT
                       ------     --------    ------     --------    ------     --------    ------     --------    ------
Commercial, financial
  and agricultural...  $ 4,201      25.3%     $ 4,860      27.0%     $ 3,910      26.0%     $ 4,873      27.5%     $ 5,753
Real estate..........    2,307      53.4        2,079      53.1        2,214      50.5        1,513      47.4          671
Installment and
  consumer...........    3,171      21.3        2,268      19.8        2,485      23.5        2,195      25.1        2,719
Impaired loans.......      944         *          670         *            *         *            *         *            *
Unallocated..........    4,373         *        3,184         *        4,693         *        5,901         *        4,937
                       -------     -----      -------     -----      -------     -----      -------     -----      -------
    TOTAL............  $14,996     100.0%     $13,061     100.0%     $13,302     100.0%     $14,482     100.0%     $14,080
                       =======     =====      =======     =====      =======     =====      =======     =====      =======

                          1992
                       ----------
                        PERCENT
                           OF
                        LOANS IN
                        CATEGORY
                        --------
Commercial, financial
  and agricultural...     29.6%
Real estate..........     46.9
Installment and
  consumer...........     23.5
Impaired loans.......        *
Unallocated..........        *
                         -----
    TOTAL............    100.0%
                         =====

* Not applicable

                                    TABLE 3

                   MATURITY AND INTEREST SENSITIVITY OF LOANS

                                                      DECEMBER 31, 1996
                            ---------------------------------------------------------------------
                                                                               LOANS DUE AFTER
                               TIME REMAINING TO MATURITY                          ONE YEAR
                            ---------------------------------                --------------------
                                            ONE        AFTER                  FIXED      FLOATING
                            DUE WITHIN    TO FIVE      FIVE                  INTEREST    INTEREST
                             ONE YEAR      YEARS       YEARS      TOTAL        RATE        RATE
                            ----------    -------      -----      -----      --------    --------
                                                       (IN THOUSANDS)
Commercial, financial and
  agricultural............   $217,232     $135,202    $14,392    $366,826    $ 96,198    $53,397
Real
  estate-construction.....     20,481       21,196      1,240      42,917      13,649      8,787
                             --------     --------    -------    --------    --------    -------
          TOTAL...........   $237,713     $156,398    $15,632    $409,743    $109,847    $62,184
                             ========     ========    =======    ========    ========    =======

                                    TABLE 4

                THREE-YEAR COMPARISON OF AVERAGE BALANCE SHEETS

                                                      YEARS ENDED DECEMBER 31,
                                    ------------------------------------------------------------
                                           1996                 1995                 1994
                                    ------------------   ------------------   ------------------
                                                 % OF                 % OF                 % OF
                                      AMOUNT     TOTAL     AMOUNT     TOTAL     AMOUNT     TOTAL
                                      ------     -----     ------     -----     ------     -----
                                                           (IN THOUSANDS)
ASSETS:
  Taxable securities..............  $  848,326    31.6%  $  583,372    26.0%  $  520,507    25.2%
  Tax-exempt securities...........     260,833     9.7      228,802    10.2      244,251    11.9
  Other earning assets............      16,012     0.6        8,656     0.4       15,323     0.7
  Mortgage loans held for sale....       9,388     0.4       11,267     0.5       12,033     0.6
  Loans and leases, net of
     unearned income..............   1,369,030    51.0    1,228,175    54.7    1,088,206    52.8
                                    ----------   -----   ----------   -----   ----------   -----
          Total Earning Assets....  $2,503,589    93.3%  $2,060,272    91.8%  $1,880,320    91.2%
          Non-earning assets......     179,002     6.7      185,623     8.2      182,277     8.8
                                    ----------   -----   ----------   -----   ----------   -----
          TOTAL ASSETS............  $2,682,591   100.0%  $2,245,895   100.0%  $2,062,597   100.0%
                                    ==========   =====   ==========   =====   ==========   =====
LIABILITIES AND STOCKHOLDERS'
  EQUITY:
LIABILITIES:
  Interest bearing deposits.......  $1,589,679    59.3%  $1,522,344    67.8%  $1,457,341    70.6%
  Non-interest bearing deposits...     239,241     8.9      242,083    10.8      248,834    12.1
                                    ----------   -----   ----------   -----   ----------   -----
          Total Deposits..........  $1,828,920    68.2%  $1,764,427    78.6%  $1,706,175    82.7%
                                    ----------   -----   ----------   -----   ----------   -----
  Short-term borrowings...........  $  465,489    17.4   $  232,997    10.4   $  125,662     6.1
  Long-term borrowings............     150,099     5.6       29,458     1.3       27,598     1.3
  Other liabilities...............      30,466     1.1       24,467     1.0       19,991     1.0
                                    ----------   -----   ----------   -----   ----------   -----
          TOTAL LIABILITIES.......  $2,474,974    92.3%  $2,051,349    91.3%  $1,879,426    91.1%
          STOCKHOLDERS' EQUITY....     207,617     7.7      194,546     8.7      183,171     8.9
                                    ----------   -----   ----------   -----   ----------   -----
          TOTAL LIABILITIES AND
            STOCKHOLDERS'
            EQUITY................  $2,682,591   100.0%  $2,245,895   100.0%  $2,062,597   100.0%
                                    ==========   =====   ==========   =====   ==========   =====

                                    TABLE 5

                             MATURITY OF SECURITIES

                                                                       DECEMBER 31, 1996
                               --------------------------------------------------------------------------------------------------
                                                         U.S.             STATES AND          CORPORATE
                                                      GOVERNMENT          POLITICAL          OBLIGATIONS
                                U.S. TREASURY          AGENCIES        SUBDIVISIONS(1)        AND OTHER              TOTAL
                               ----------------    ----------------    ----------------    ----------------    ------------------
                                AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD      AMOUNT     YIELD
                                ------    -----     ------    -----     ------    -----     ------    -----      ------     -----
                                                                         (IN THOUSANDS)
Securities Held to Maturity:
  One year or less...........  $    250    6.58%         --      --    $  1,703   10.80%   $    111    8.08%   $    2,064   10.15%
  After one through five
    years....................     1,397    5.96          --      --       2,079    7.82         102    8.86         3,578    7.12
  After five through ten
    years....................        --      --          --      --       1,647    8.26          --      --         1,647    8.26
  After ten years............        --      --          --      --          75    6.65       3,004    5.49         3,079    5.52
                               --------   -----    --------   -----    --------   -----    --------   -----    ----------   -----
      Total Securities Held
        to Maturity..........  $  1,647    6.05%         --      --    $  5,504    8.86%   $  3,217    5.69%   $   10,368    7.43%
                               --------   -----    --------   -----    --------   -----    --------   -----    ----------   -----
Securities Available for
  Sale(3):
  One year or less...........  $ 47,819    6.58%   $  2,399    5.28%     15,779    7.96%   $ 17,315    5.83%   $   83,312    6.65%
  After one through five
    years....................    50,992    6.22      27,741    6.05      66,388    7.26      14,525    6.27       159,646    6.62
  After five through ten
    years....................        --      --      99,120    6.93      89,532    7.50         904    6.22       189,556    7.19
  After ten years............        --      --       1,000    8.03      94,857    8.27      22,324    5.65       118,181    7.77
  Mortgage-backed
    securities(2)............        --      --     545,058    7.11          --      --      42,598    7.59       587,656    7.15
                               --------   -----    --------   -----    --------   -----    --------   -----    ----------   -----
      Total Securities
        Available for Sale...  $ 98,811    6.40%   $675,318    7.04%   $266,556    7.74%   $ 97,666    6.63%   $1,138,351    7.11%
                               --------   -----    --------   -----    --------   -----    --------   -----    ----------   -----
      Total Securities.......  $100,458    6.39%   $675,318    7.04%   $272,060    7.76%   $100,883    6.60%   $1,148,719    7.11%
                               ========   =====    ========   =====    ========   =====    ========   =====    ==========   =====

---------------
(1) Yields were calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(2) Mortgage-backed security maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without any penalties. Therefore, these securities are not included within the maturity categories above.
(3) Yields were calculated excluding the effects of FAS No. 115.

                                    TABLE 6

                    MATURITY OF TIME DEPOSITS OVER $100,000

                                                        DECEMBER 31, 1996
                             ------------------------------------------------------------------------
                                                    TIME REMAINING TO MATURITY
                             ------------------------------------------------------------------------
                              DUE WITHIN      THREE TO        SIX TO            AFTER
                             THREE MONTHS    SIX MONTHS    TWELVE MONTHS    TWELVE MONTHS     TOTAL
                             ------------    ----------    -------------    -------------     -----
                                                          (IN THOUSANDS)
Certificates of deposit....    $102,475       $51,141         $44,589         $135,205       $333,410
Other time deposits........      12,474           140             300              838         13,752
                               --------       -------         -------         --------       --------
          TOTAL............    $114,949       $51,281         $44,889         $136,043       $347,162
                               ========       =======         =======         ========       ========

                                    TABLE 7

      RATE SENSITIVITY OF EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                                                      DECEMBER 31, 1996
                                    --------------------------------------------------------------------------------------
                                      1-30           31-90         91-180         181-365         OVER 1
                                      DAYS           DAYS           DAYS           DAYS            YEAR           TOTAL
                                      ----           -----         ------         -------         ------          -----
                                                                        (IN THOUSANDS)
Interest earning deposits in
  banks...........................  $     156      $      --      $      --      $      --      $       --      $      156
Federal funds sold and other
  short-term investments..........     12,706             --             --             --              --          12,706
Mortgage loans held for sale......      7,876          3,376             --             --              --          11,252
Investment securities.............     90,513         23,450         50,140         58,745         925,871       1,148,719
Net loans.........................    390,366         58,227         78,521        153,638         775,465       1,456,217
                                    ---------      ---------      ---------      ---------      ----------      ----------
     Total Earning Assets.........  $ 501,617      $  85,053      $ 128,661      $ 212,383      $1,701,336      $2,629,050
                                    =========      =========      =========      =========      ==========      ==========
Interest-bearing deposits.........  $ 688,609      $ 199,357      $ 181,749      $ 159,281      $  396,594      $1,625,590
Short-term borrowings.............     86,219        362,279          5,260         87,149           3,601         544,508
Long-term borrowings..............     13,903              7              5         18,000          92,180         124,095
                                    ---------      ---------      ---------      ---------      ----------      ----------
     Total Interest-Bearing
       Liabilities................  $ 788,731      $ 561,643      $ 187,014      $ 264,430      $  492,375      $2,294,193
                                    ---------      ---------      ---------      ---------      ----------      ----------
Net Asset (Liability) Repricing
  Difference......................   (287,114)      (476,590)       (58,353)       (52,047)      1,208,961      $  334,857
                                    ---------      ---------      ---------      ---------      ----------      ==========
Effect of asset and liability
  management interest rate
  swaps...........................     65,000         80,000             --        (65,000)        (80,000)
                                    ---------      ---------      ---------      ---------      ----------
Adjusted Net Asset (Liability)
  Repricing Difference............  $(222,114)     $(396,590)     $ (58,353)     $(117,047)     $1,128,961
                                    =========      =========      =========      =========      ==========
Cumulative Asset (Liability)
  Repricing Difference............  $(222,114)     $(618,704)     $(677,057)     $(794,104)     $  334,857
                                    =========      =========      =========      =========      ==========
Cumulative Asset (Liability)
  Repricing Difference as a
  Percent of Earning Assets.......       (8.4)%        (23.5)%        (25.8)%        (30.2)%         12.7%
                                    =========      =========      =========      =========      ==========

---------------
Earning assets and interest-bearing liabilities are placed in sensitivity categories based on contractual maturity or repricing dates. Non-maturing interest-bearing deposits such as NOW and money-market accounts are placed in the 1-30 days maturity category, as they are subject to immediate repricing.

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                                                   AS OF DECEMBER 31,
                                                                ------------------------
                                                                   1996          1995
                                                                   ----          ----
                                                                     (IN THOUSANDS,
                                                                   EXCEPT SHARE DATA)
ASSETS
Cash and cash equivalents...................................    $   87,740    $  101,082
Interest earning deposits in banks..........................           156           260
Federal funds sold and other short-term investments.........        12,706         9,050
Mortgage loans held for sale................................        11,252        15,801
Securities available for sale...............................     1,138,351       884,044
Securities held to maturity (fair value of $10,455 in 1996;
  $24,967 in 1995)..........................................        10,368        24,625
                                                                ----------    ----------
          Total securities (Note 3).........................    $1,148,719    $  908,669
Loans and leases, net of unearned income....................     1,456,217     1,285,961
Allowance for loan and lease losses.........................       (14,996)      (13,061)
                                                                ----------    ----------
          Net loans and leases (Note 4).....................    $1,441,221    $1,272,900
Premises and equipment, net (Note 6)........................        46,060        49,670
Intangible assets, net......................................        12,255        14,314
Other real estate owned.....................................           595         2,116
Other assets................................................        53,846        44,670
                                                                ----------    ----------
          TOTAL ASSETS......................................    $2,814,550    $2,418,532
                                                                ==========    ==========

LIABILITIES
Deposits:
  Interest bearing..........................................    $1,625,590    $1,512,473
  Non-interest bearing......................................       264,426       265,232
                                                                ----------    ----------
          Total deposits....................................    $1,890,016    $1,777,705
Short-term borrowings (Note 9)..............................       544,508       292,042
Long-term borrowings (Note 10)..............................       124,095       107,803
Other liabilities...........................................        35,294        31,120
                                                                ----------    ----------
          TOTAL LIABILITIES.................................    $2,593,913    $2,208,670
                                                                ----------    ----------
STOCKHOLDERS' EQUITY
Preferred stock, $1 par value: authorized 10,000,000 shares;
  issued none...............................................    $       --    $       --
Common stock, $.33 par value: authorized 30,000,000 shares;

                        1996             1995
                        ----             ----
  Issued             14,926,695       14,926,695
  Outstanding        14,265,977       14,174,183 ...........         4,976        4,976
Additional paid-in capital..................................        56,687       56,412
Retained earnings (Notes 10 and 12).........................       166,602      149,315
Deferred Compensation Non-Employee Directors................          (715)        (640)
Treasury stock..............................................        (4,908)      (6,019)
Net unrealized gain (loss) on securities available for sale,
  net of taxes..............................................        (2,005)       5,818
                                                                ----------   ----------
          TOTAL STOCKHOLDERS' EQUITY........................    $  220,637   $  209,862
                                                                ----------   ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........    $2,814,550   $2,418,532
                                                                ==========   ==========

          See accompanying notes to consolidated financial statements.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1996          1995          1994
                                                                 ----          ----          ----
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans and leases.......................     $120,497      $109,488      $ 90,719
Interest on securities:
  Taxable...................................................       57,327        39,530        32,030
  Tax-exempt................................................       13,697        11,984        12,552
                                                                 --------      --------      --------
          Total Income from Securities......................     $ 71,024      $ 51,514      $ 44,582
Interest on federal funds sold and other short-term
  investments...............................................          768           490           585
Interest and fees on mortgage loans held for sale...........        2,611         2,971         2,893
Interest on deposits in banks...............................           34            23           176
                                                                 --------      --------      --------
          TOTAL INTEREST INCOME.............................     $194,934      $164,486      $138,955
INTEREST EXPENSE
Interest on deposits........................................     $ 73,197      $ 68,062      $ 53,202
Interest on short-term borrowings...........................       25,680        14,574         5,595
Interest on long-term borrowings............................        9,023         2,050         2,058
Other.......................................................          493           394           340
                                                                 --------      --------      --------
          TOTAL INTEREST EXPENSE............................     $108,393      $ 85,080      $ 61,195
                                                                 --------      --------      --------
          NET INTEREST INCOME...............................     $ 86,541      $ 79,406      $ 77,760
Provision for loan and lease losses (Note 4)................        5,086         2,692           628
                                                                 --------      --------      --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE
  LOSSES....................................................     $ 81,455      $ 76,714      $ 77,132
NON-INTEREST INCOME
Trust and asset management income...........................     $ 13,602      $ 11,864      $ 11,535
Service charges on deposits.................................        6,755         6,986         6,742
Mortgage revenues...........................................        3,667         3,584         3,687
Insurance revenues..........................................        2,038         1,015           845
Collection fee income.......................................        2,145         1,831         1,700
Other.......................................................        8,366         6,435         5,617
                                                                 --------      --------      --------
          TOTAL NON-INTEREST INCOME, EXCLUDING NET
            REALIZED SECURITY GAINS.........................     $ 36,573      $ 31,715      $ 30,126
Net realized security gains.................................        1,870         2,298           908
                                                                 --------      --------      --------
          TOTAL NON-INTEREST INCOME.........................     $ 38,443      $ 34,013      $ 31,034
OPERATING EXPENSES
Compensation expense........................................     $ 36,671      $ 36,416      $ 32,659
Employee benefits...........................................       10,396         9,246         8,726
Net occupancy expense.......................................        5,285         5,068         4,739
Equipment expense...........................................        7,515         8,229         6,276
Professional fees...........................................        2,503         2,733         3,370
Advertising and business development........................        2,274         2,437         2,377
Amortization of intangible assets...........................        2,059         2,331         2,585
Impairment of long-lived assets (Note 7)....................           --         3,269            --
Other.......................................................       17,294        17,711        17,958
                                                                 --------      --------      --------
          TOTAL OPERATING EXPENSES..........................     $ 83,997      $ 87,440      $ 78,690
                                                                 --------      --------      --------
INCOME BEFORE INCOME TAXES..................................     $ 35,901      $ 23,287      $ 29,476
Income taxes (Note 14)......................................        9,518         5,016         7,675
                                                                 --------      --------      --------
NET INCOME..................................................     $ 26,383      $ 18,271      $ 21,801
                                                                 ========      ========      ========
EARNINGS PER COMMON SHARE...................................     $   1.86      $   1.30      $   1.55
DIVIDENDS PER COMMON SHARE..................................         0.64          0.58          0.55
AVERAGE COMMON SHARES OUTSTANDING...........................       14,214        14,083        14,023

          See accompanying notes to consolidated financial statements.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                   NET UNREALIZED
                                               ADDITIONAL              DEFERRED COMP.               GAIN (LOSS)         TOTAL
                                      COMMON    PAID-IN     RETAINED    NON-EMPLOYEE    TREASURY   ON SECURITIES    STOCKHOLDERS'
                                      STOCK     CAPITAL     EARNINGS     DIRECTORS       STOCK         AFS(1)          EQUITY
                                      ------   ----------   --------   --------------   --------   --------------   -------------
                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31, 1993........  $4,970    $56,502     $125,120       $(516)       $(8,461)      $     --        $177,615
  Recognition of unrealized gain on
    securities available for sale,
    net of tax......................     --          --           --          --             --          6,408           6,408
  Net Income........................     --          --       21,801          --             --             --          21,801
  Cash dividends on common
    stock--$.55 per share...........     --          --       (7,678)         --             --             --          (7,678)
  Proceeds from sale of 17,203
    shares of common stock..........      6          83           --          --             --             --              89
  Reissuance of 4,032 treasury
    shares for Non-Employee
    Directors stock plan............     --          36           --        (103)            67             --              --
  Non-Employee Directors
    compensation expense............     --          --           --         360             --             --             360
  Reissuance of 22,533 treasury
    shares under incentive stock
    option plans....................     --         (88)           2          --            357             --             271
  Net change in unrealized gains
    (losses) on securities available
    for sale, net of tax............     --          --           --          --             --        (12,707)        (12,707)
                                      ------    -------     --------       -----        -------       --------        --------
Balance at December 31, 1994........  $4,976    $56,533     $139,245       $(259)       $(8,037)      $ (6,299)       $186,159
                                      ------    -------     --------       -----        -------       --------        --------
  Net Income........................     --          --       18,271          --             --             --          18,271
  Cash dividends on common
    stock--$.58 per share...........     --          --       (8,199)         --             --             --          (8,199)
  Reissuance of 36,622 treasury
    shares for Non-Employee
    Directors stock plan............     --         120           --        (661)           541             --              --
  Non-Employee Directors
    compensation expense............     --          --           --         280             --             --             280
  Reissuance of 97,881 treasury
    shares under incentive stock
    option plans....................     --        (241)          (2)         --          1,477             --           1,234
  Net change in unrealized gains
    (losses) on securities available
    for sale, net of tax............     --          --           --          --             --         12,117          12,117
                                      ------    -------     --------       -----        -------       --------        --------
Balance at December 31, 1995........  $4,976    $56,412     $149,315       $(640)       $(6,019)      $  5,818        $209,862
                                      ------    -------     --------       -----        -------       --------        --------
  Net Income........................     --          --       26,383          --             --             --          26,383
  Cash dividends on common
    stock--$.64 per share...........     --          --       (9,096)         --             --             --          (9,096)
  Reissuance of 26,371 treasury
    shares for Non-Employee
    Directors stock plan............     --         205           --        (542)           337             --              --
  Non-Employee Directors
    compensation expense............     --          --           --         467             --             --             467
  Reissuance of 65,423 treasury
    shares under incentive stock
    option plans....................     --          70           --          --            774             --             844
  Net change in unrealized gains
    (losses) on securities available
    for sale, net of tax............     --          --           --          --             --         (7,823)         (7,823)
                                      ------    -------     --------       -----        -------       --------        --------
Balance at December 31, 1996........  $4,976    $56,687     $166,602       $(715)       $(4,908)      $ (2,005)       $220,637
                                      ======    =======     ========       =====        =======       ========        ========

---------------
(1) Net unrealized gain (loss) on AFS (securities available for sale), net of taxes.

            See accompanying notes to consolidated financial statements.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                             1996           1995           1994
                                                             ----           ----           ----
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...............................................  $  26,383      $  18,271      $  21,801
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization of premises and
     equipment...........................................      4,940          4,854          4,474
  Amortization and accretion of securities, net..........      3,180            694          3,762
  Provision for loan and lease losses....................      5,086          2,692            628
  Amortization of intangible assets......................      2,059          2,331          2,585
  Gain on sale of securities available for sale..........     (1,978)        (2,429)        (1,465)
  Loss on sale of securities available for sale..........        108            127            578
  Gain on sale of securities held to maturity............         --             --           (100)
  Loss on sale of securities held to maturity............         --             --             40
  Gain on sale of trading securities.....................         --             (1)            (3)
  Loss on sale of trading securities.....................         --              5             42
  Purchase of trading securities.........................       (536)        (8,017)          (475)
  Proceeds from sale of trading securities...............        536          8,013          1,745
  Gain on sale of merchant bankcard processing...........     (1,400)            --             --
  Impairment of long-lived assets........................         --          3,269             --
  Write-down of other real estate owned..................         22            540             --
  Non-employee directors compensation expense............        467            280            360
  Deferred income taxes..................................        (58)        (1,784)           (28)
  Originations of mortgage loans held for sale...........   (159,149)      (163,537)      (178,673)
  Proceeds from sales of mortgage loans held for sale....    163,698        157,920        192,302
  Other, net.............................................      1,460           (906)        (1,319)
                                                           ---------      ---------      ---------
          Net cash provided by operating activities......  $  44,818      $  22,322      $  46,254
                                                           =========      =========      =========
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities...................  $ 178,223      $ 172,705      $ 163,903
Proceeds from sales of securities available for sale.....    190,398        242,520         81,981
Proceeds from sales of securities held to maturity.......         --             --          9,586
Purchase of securities held to maturity..................       (816)       (65,727)       (70,561)
Purchase of securities available for sale................   (622,109)      (452,597)      (250,434)
Net (increase)decrease in federal funds sold and other
  short-term investments.................................     (3,656)        (3,394)         6,226
Net decrease in interest earning deposits in banks.......        104            248          3,850
Proceeds from the sale of merchant bankcard processing...      1,400             --             --
Proceeds from the sale of consumer finance loans and
  leases.................................................      5,997             --             --
Net increase in loans and leases.........................   (179,882)      (129,639)      (128,259)
Proceeds from the sale of premises and equipment.........      1,921            300            735
Premises and equipment expenditures......................     (4,861)        (7,244)        (9,773)
Proceeds from the sale of other real estate owned........      2,468          1,559            304
                                                           ---------      ---------      ---------
          Net cash required for investing activities.....  $(430,813)     $(241,269)     $(192,442)
                                                           =========      =========      =========

          See accompanying notes to consolidated financial statements.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                                                                    YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1996        1995        1994
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits and savings
  accounts..................................................    $ (6,918)   $  6,189    $ 14,551
Net increase in time deposits...............................     119,229      63,957      49,326
Net increase in short-term borrowings.......................     197,966      83,517      95,179
Proceeds from long-term borrowings..........................      74,500      88,250          80
Payment of long-term borrowings.............................      (3,872)     (7,120)     (5,765)
Dividends paid..............................................      (9,096)     (8,199)     (7,678)
Proceeds from sale of common stock..........................          --          --          89
Proceeds from exercise of incentive stock options...........         844       1,234         271
                                                                --------    --------    --------
       Net cash provided by financing activities............    $372,653    $227,828    $146,053
                                                                --------    --------    --------
Net change in cash and cash equivalents.....................    $(13,342)   $  8,881    $   (135)
Cash and cash equivalents:
  Beginning of year.........................................     101,082      92,201      92,336
                                                                --------    --------    --------
  End of period.............................................    $ 87,740    $101,082    $ 92,201
                                                                ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
  Interest paid to depositors...............................    $ 70,714    $ 65,730    $ 52,642
  Interest paid on borrowings...............................      33,040      15,692       7,349
  Income taxes paid.........................................      10,244       6,192       8,956
NON-CASH INVESTING AND FINANCING ACTIVITIES
Other real estate acquired in settlement of loans...........         864       2,615         578
Transfer of short-term investments to securities available
  for sale..................................................          --          --      10,307
Transfer of investment securities to securities available
  for sale..................................................          --          --     198,643
Transfer of investment securities to securities held to
  maturity..................................................          --          --     518,790
Transfer of securities held to maturity to available for
  sale......................................................          --     398,331          --
Transfer of securities available for sale to held to
  maturity..................................................          --          --      66,488
Unamortized unrealized loss on securities transferred from
  available for sale to held to maturity, net of tax........          --          --       1,425

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

CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, the Company considers cash on hand, amounts due from banks, and cash items in process of clearing to be cash and cash equivalents. Cash flows for federal funds sold and other short-term investments, interest earning deposits in banks, demand deposits and savings accounts, time deposits and short-term borrowings are reported net.

MORTGAGE LOANS HELD FOR SALE

     Mortgage loans originated and intended for sale in the secondary market are recorded at the lower of cost or estimated market value in the aggregate. Gains and losses on the sale of mortgage loans are included in other non-interest income.

SECURITIES

     Securities are classified into three categories: held to maturity, available for sale and trading. Securities held to maturity are reported at amortized historical cost using the level yield method for the amortization and accretion of premiums and discounts. Securities classified as available for sale are recorded at fair value with unrealized gains and losses recorded as a component of stockholders' equity, net of the related income tax effect. Trading securities are recorded at fair value with unrealized gains and losses recorded in earnings. There were no trading securities outstanding at December 31, 1996 and 1995.

     Realized gains and losses on all securities are recognized by the specific identification method upon sale or when values are deemed to be other than temporarily impaired.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

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

LOANS AND LEASES

     Loans and leases are carried at their principal amount outstanding plus any unamortized net deferred origination costs or less any unamortized net deferred origination fees less unearned income. Interest on commercial, real estate, and certain installment and consumer loans is accrued and recognized as income based upon the outstanding principal amount and the contractual interest rate of each loan. Unearned interest on discounted installment loans has been recognized as income using methods which approximate level rates of return over the terms of the loans. Loan origination fees and certain direct origination costs on loans retained in the portfolio are deferred and amortized over the expected life of each loan as an adjustment of the related loan's yield.

     Loans measured for impairment as described in FAS No. 114, "Accounting by Creditors for Impairment of a Loan," include commercial, financial, agricultural, real estate commercial and real estate construction loans. Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the present value of expected future cash flows, or alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral-dependent, and for which management has determined foreclosure is probable, the measure of impairment is based on the fair value of the collateral.

     The accrual of interest income for impaired loans is discontinued when management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. Cash collections on impaired loans reduce the principal balance, and no interest income is recognized until the remaining principal balance is considered fully collectible. An impaired loan is returned to accrual status when management determines that the borrower's financial condition has improved such that both the remaining principal and interest are deemed collectible. In the event that it is determined that collection of an impaired loan is remote, the loan is charged-off.

     The Company considers consumer loans and residential real estate loans to be smaller balance, homogeneous loans which are exempt from impairment measurement per FAS No. 114. These types of loans, except for credit card and consumer finance receivables, are placed on non-accrual when payment becomes 90 days past due. In most instances, a charge-off is recorded when a consumer or residential real estate loan becomes 180 days past due. See Note 4 for a breakdown of impaired and non-accrual loans.

ALLOWANCE FOR LOAN AND LEASE LOSSES

     The allowance for loan and lease losses is established through a provision charged to expense. Loans and leases are charged against the allowance when management believes the collectibility of principal is unlikely. The allowance is an amount that management estimates will be adequate to absorb possible future losses on existing loans and leases. The evaluation of the allowance is based on past loan loss experience, regular evaluation of the collectiblity by management, lending officers and corporate loan review staff, overall loan quality, the nature of and size of the portfolio, review of specific problem loans, and current and anticipated economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or other factors.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

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

OTHER REAL ESTATE OWNED

     Other real estate owned is comprised of real properties acquired in partial or full satisfaction of loans. These properties are carried as other assets at the lower of cost or fair market value less estimated costs to sell the properties. When the property is acquired through foreclosure, any excess of the related loan balance over the adjusted fair market value less expected sales costs, is charged against the allowance for loan and lease losses. Subsequent write-downs or gains and losses upon sale, if any, are charged to other operating expense.

MORTGAGE SERVICING RIGHTS

     The value of mortgage servicing rights either attained through the origination of mortgage loans or the purchase of a servicing rights portfolio are recognized as separate capitalized assets. When the originated mortgage loans are sold or securitized into the secondary market, the Company allocates the total cost of the mortgage loans between mortgage servicing rights and the loans, based on their relative fair values. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues.

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

     The Company retains the servicing rights on certain loans sold for which the stated servicing income exceeds a normal servicing income. Mortgage loans sales which result in an average contractual interest rate, adjusted for normal servicing fees, that differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated life of such loans. The resulting difference, or excess servicing, is capitalized and amortized over the estimated life using a method approximating the interest method. The unamortized balance is periodically evaluated in relation to estimated future net servicing revenues, taking into consideration changes in interest rates, current prepayment speeds and expected future cash flows.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A review of these assets in 1995 resulted in an impairment charge of $3,269,000, as explained in Note 7.

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

INCOME TAXES

     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

NEW ACCOUNTING STANDARD

     The Financial Accounting Standards Board has issued FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The statement also establishes standards on the initial recognition and measurement of servicing assets and other retained interests and servicing liabilities, and their subsequent measurement.

     FAS No. 125 requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. In addition, the statement requires that a liability be derecognized only if the debtor is relieved of its obligation through payment to the creditor or by being legally released from being the primary obligor under the liability either judicially or by the creditor.

     This statement clarifies that a debt security may not be classified as held to maturity if it can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES
recorded investment. In addition, this statement extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights related to the recognition, amortization and measurement of impairment previously issued.

     FAS No. 125 is effective for transactions occurring after December 31, 1996, except for transactions relating to secured borrowings and collateral for which the effective date is December 31, 1997. As a result of this statement, subsequent to year end, the Company changed its method of evaluating for impairment of purchase mortgage servicing rights and deferred excess servicing rights, previously on an undiscounted basis, to a method similar to that used for originated mortgage servicing rights. Under this method, the fair value is evaluated based on the present value of estimated future cash flows using a discount rate commensurate with the associated risk. During January 1997, the Company reduced the carrying value of deferred excess servicing rights by $742,000.

NOTE 2--MERGERS AND ACQUISITIONS

     Mergers occurred during the reported periods as follows:

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

     Each of these mergers was accounted for as a pooling of interests and, accordingly, all financial statements and related financial information of the Company have been restated to include NBM, NBA and FSB.

PENDING MERGERS

     On October 30, 1996, the Company signed a definitive agreement to merge with First National Bancorp, Inc. (FNB), a one-bank holding company with assets of approximately $215 million. FNB, headquartered in Monroe, Wisconsin, has five locations in South-Central Wisconsin. The transaction is subject to normal regulatory approval and was approved by FNB shareholders on February 10, 1997. The terms of the transaction require the Company to exchange 7.54 shares of common stock for each of the 249,413 outstanding shares of FNB stock. The transaction is expected to close in April 1997 and will be accounted for as a pooling of interests.

     On January 30, 1997, the Company signed a definitive agreement to merge with Country Bank Shares Corporation (CBSC), a six-bank holding company with assets of approximately $300 million. CBSC, headquartered in Mt. Horeb, Wisconsin, has nine locations in South-Central Wisconsin. The transaction is subject to normal regulatory approval and must be approved by CBSC shareholders. The terms of the transaction require the Company to exchange 4.3267 shares of common stock in exchange for each of the 439,698 outstanding shares of CBSC stock. The transaction is expected to close in mid-1997 and will be accounted for as a pooling of interests.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     The following table shows the pro forma results for each presented period had the merger occurred in 1996:

                                       AMCORE                             PRO FORMA         PRO
                                      FINANCIAL     FNB       CBSC      ADJUSTMENTS(1)     FORMA
                                      ---------     ---       ----      --------------     -----
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Year ended December 31, 1996:
  Net interest income...............    $86,541    $8,118    $11,114         $ --         $105,773
  Provision for loan losses.........      5,086       120        221           --            5,427
  Non-interest income...............     38,443     1,622      2,075           --           42,140
  Operating expense.................     83,997     5,611      8,841           --           98,449
  Income taxes......................      9,518     1,192      1,451           78           12,239
                                        -------    ------    -------         ----         --------
          Net income................    $26,383    $2,817    $ 2,676         $(78)        $ 31,798
                                        =======    ======    =======         ====         ========
  Earnings per share................    $  1.86    $11.43    $  6.17           --         $   1.77
Year ended December 31, 1995:
  Net interest income...............    $79,406    $7,683    $10,622         $ --         $ 97,711
  Provision for loan losses.........      2,692        61        412           --            3,165
  Non-interest income...............     34,013     1,318      1,598           --           36,929
  Operating expense.................     87,440     5,558      8,246           --          101,244
  Income taxes......................      5,016       936      1,254           65            7,271
                                        -------    ------    -------         ----         --------
          Net income................    $18,271    $2,446    $ 2,308         $(65)        $ 22,960
                                        =======    ======    =======         ====         ========
  Earnings per share................    $  1.30    $10.07    $  5.32         $ --         $   1.28
Year ended December 31, 1994:
  Net interest income...............    $77,760    $7,560    $10,053         $ --         $ 95,373
  Provision for loan losses.........        628        --      1,134           --            1,762
  Non-interest income...............     31,034     1,380      1,675           --           34,089
  Operating expense.................     78,690     5,893      8,064           --           92,647
  Income taxes......................      7,675       825        820           48            9,368
                                        -------    ------    -------         ----         --------
          Net income................    $21,801    $2,222    $ 1,710         $(48)        $ 25,685
                                        =======    ======    =======         ====         ========
  Earnings per share................    $  1.55    $ 9.04    $  3.94         $ --         $   1.44

---------------
(1) Pro forma tax expense adjustments reflect an increase in the marginal federal tax rate from 34% to 35%.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 3 -- SECURITIES

     A summary of securities at December 31, 1996, 1995 and 1994 were as follows:

                                                                  GROSS        GROSS
                                                   AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                      COST        GAINS        LOSSES       VALUE
                                                   ---------    ----------   ----------     -----
                                                                    (IN THOUSANDS)
At December 31, 1996
  Securities Available for Sale:
     U.S. Treasury...............................  $   98,746    $   494      $   (429)   $   98,811
     U.S. Government agencies....................     133,768        168        (3,676)      130,260
     Mortgage-backed securities..................     547,765      2,494        (5,201)      545,058
     State and political subdivisions............     263,341      4,545        (1,330)      266,556
     Corporate obligations and other.............      98,098        223          (655)       97,666
                                                   ----------    -------      --------    ----------
       Total Securities Available for Sale.......  $1,141,718    $ 7,924      $(11,291)   $1,138,351
                                                   ==========    =======      ========    ==========
  Securities Held to Maturity:
     U.S. Treasury...............................  $    1,647    $     5      $     (4)   $    1,648
     State and political subdivisions............       5,504         92           (11)        5,585
     Corporate obligations and other.............       3,217          5            --         3,222
                                                   ----------    -------      --------    ----------
       Total Securities Held to Maturity.........  $   10,368    $   102      $    (15)   $   10,455
                                                   ----------    -------      --------    ----------
          Total Securities.......................  $1,152,086    $ 8,026      $(11,306)   $1,148,806
                                                   ==========    =======      ========    ==========
At December 31, 1995:
  Securities Available for Sale:
     U.S. Treasury...............................  $  110,382    $ 1,342      $   (197)   $  111,527
     U.S. Government agencies....................      54,128        543          (153)       54,518
     Mortgage-backed securities..................     415,125      4,174          (634)      418,665
     State and political subdivisions............     218,273      5,418        (1,064)      222,627
     Corporate obligations and other.............      76,546        562          (401)       76,707
                                                   ----------    -------      --------    ----------
       Total Securities Available for Sale.......  $  874,454    $12,039      $ (2,449)   $  884,044
                                                   ==========    =======      ========    ==========
  Securities Held to Maturity:
     U.S. Treasury...............................  $    7,601    $    25      $     (6)   $    7,620
     State and political subdivisions............       9,233        318           (20)        9,531
     Corporate obligations and other.............       7,791         25            --         7,816
                                                   ----------    -------      --------    ----------
       Total Securities Held to Maturity.........  $   24,625    $   368      $    (26)   $   24,967
                                                   ----------    -------      --------    ----------
          Total Securities.......................  $  899,079    $12,407      $ (2,475)   $  909,011
                                                   ==========    =======      ========    ==========
At December 31, 1994:
  Securities Available for Sale:
     U.S. Treasury...............................  $   98,687    $    39      $ (2,303)   $   96,423
     U.S. Government agencies....................      13,960         33          (440)       13,553
     Mortgage-backed securities..................     148,811        195        (4,253)      144,753
     State and political subdivisions............      28,110        408          (713)       27,805
     Corporate obligations and other.............      36,466         56          (810)       35,712
                                                   ----------    -------      --------    ----------
       Total Securities Available for Sale.......  $  326,034    $   731      $ (8,519)   $  318,246
                                                   ==========    =======      ========    ==========
  Securities Held to Maturity:
     U.S. Treasury...............................  $   52,883    $    85      $ (2,542)   $   50,426
     U.S. Government agencies....................      51,455         21        (2,912)       48,564
     Mortgage-backed securities..................     123,495      2,602        (7,655)      118,442
     State and political subdivisions............     206,972        436        (9,946)      197,462
     Corporate obligations and other.............      31,406          7        (1,852)       29,561
                                                   ----------    -------      --------    ----------
       Total Securities Held to Maturity.........  $  466,211    $ 3,151      $(24,907)   $  444,455
                                                   ----------    -------      --------    ----------
          Total Securities.......................  $  792,245    $ 3,882      $(33,426)   $  762,701
                                                   ==========    =======      ========    ==========

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     The amortized cost and fair value of both securities held to maturity and securities available for sale as of December 31, 1996, by contractual maturity are shown below. Mortgage-backed security maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                          AVAILABLE FOR SALE         HELD TO MATURITY
                                                       ------------------------    --------------------
                                                       AMORTIZED        FAIR       AMORTIZED     FAIR
                                                          COST         VALUE         COST        VALUE
                                                       ---------       -----       ---------     -----
                                                                        (IN THOUSANDS)
Due in one year or less............................    $   83,311    $   83,312     $ 2,064     $ 2,086
Due after one year through five years..............       158,626       159,646       3,578       3,605
Due after five years through ten years.............       191,778       189,556       1,647       1,685
Due after ten years................................       117,303       118,181       3,079       3,079
Mortgage-backed securities.........................       590,700       587,656          --          --
                                                       ----------    ----------     -------     -------
          Total Securities.........................    $1,141,718    $1,138,351     $10,368     $10,455
                                                       ==========    ==========     =======     =======

     At December 31, 1996, 1995, and 1994, securities with a fair value of approximately $747,566,000, $541,391,000 and $382,455,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes required by law.

NOTE 4--LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

     The composition of the loan and lease portfolio at December 31, 1996 and 1995, was as follows:

                                                                 1996          1995
                                                                 ----          ----
                                                                   (IN THOUSANDS)
Commercial, financial and agricultural......................  $  366,826    $  347,996
Real estate-construction....................................      42,917        33,797
Real estate-commercial......................................     356,516       284,069
Real estate-residential.....................................     379,117       367,426
Installment and consumer....................................     310,143       256,092
Direct lease financing......................................       1,861           811
                                                              ----------    ----------
  Gross loans and leases....................................  $1,457,380    $1,290,191
  Unearned income...........................................      (1,163)       (4,230)
                                                              ----------    ----------
  Loans and leases, net of unearned income..................  $1,456,217    $1,285,961
  Allowance for loan and lease losses.......................     (14,996)      (13,061)
                                                              ----------    ----------
          NET LOANS AND LEASES..............................  $1,441,221    $1,272,900
                                                              ==========    ==========

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     Nonperforming loan information as of and for the years ended December 31, 1996 and 1995 was as follows:

                                                               1996       1995
                                                               ----       ----
                                                                (IN THOUSANDS)
Impaired Loans:
  Non-accrual Loans:
     Commercial.............................................  $ 4,092    $ 3,434
     Real estate............................................    2,843      4,107
  Troubled debt restructurings..............................      283      2,491
Other Nonperforming:
  Non-accrual loans(1)......................................    2,621      2,891
  Other real estate owned...................................      595      2,116
                                                              -------    -------
Total Nonperforming Assets..................................  $10,434    $15,039
                                                              =======    =======
  Loans 90 days or more past due and still accruing.........  $ 3,181    $ 1,301

---------------

(1) These loans are not considered impaired since they are part of a small balance homogeneous portfolio which are exempt from FAS No. 114.

                                                               1996       1995
                                                               ----       ----
                                                               (IN THOUSANDS)
Allowance provided for impaired loans, included in the
  allowance for loan losses.................................  $   944    $  670
Average recorded investment in impaired loans...............   10,194     9,626
Interest income recognized from impaired loans..............      344       306

     Non-accrual and restructured loans and leases had the following effect on interest income for the year ended December 31, 1994:

                                                                     1994
                                                                     ----
                                                                (IN THOUSANDS)
Income recognized...........................................        $  430
Income that would have been recognized in accordance with
  the original terms........................................         1,066

     An analysis of the allowance for loan and lease losses for the years ended December 31, 1996, 1995, and 1994 follows:

                                                           1996      1995       1994
                                                           ----      ----       ----
                                                                 (IN THOUSANDS)
Balance at beginning of year............................  $13,061   $13,302    $14,482
Provision charged to expense............................    5,086     2,692        628
Loans charged off.......................................   (4,361)   (4,041)    (2,970)
Recoveries on loans previously charged off..............    1,210     1,108      1,162
                                                          -------   -------    -------
          BALANCE AT END OF YEAR........................  $14,996   $13,061    $13,302
                                                          =======   =======    =======

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

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     Related party loan transactions during 1996 and 1995 were as follows:

                                                                1996        1995
                                                                ----        ----
                                                                 (IN THOUSANDS)
Balance at beginning of year................................  $ 25,987    $ 26,438
New loans...................................................   101,785      21,551
Repayments..................................................   (91,671)    (22,002)
                                                              --------    --------
          BALANCE AT END OF YEAR............................  $ 36,101    $ 25,987
                                                              ========    ========

NOTE 5--FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair value amounts have been estimated by the Company using available market information and appropriate valuation methodologies as discussed below. Considerable judgement was required, however, to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange.

     The following table shows the carrying amounts and estimated fair values of financial instruments at December 31, 1996 and 1995 that have liquid markets in which fair value is assumed to be equal to the carrying amount, or have readily available quoted market prices, or are based on quoted prices for similar financial instruments:

                                                          1996                           1995
                                             -------------------------------    ----------------------
                                              CARRYING            ESTIMATED     CARRYING    ESTIMATED
                                               AMOUNT             FAIR VALUE     AMOUNT     FAIR VALUE
                                              --------            ----------    --------    ----------
                                                                  (IN THOUSANDS)
Cash and cash equivalents..................  $   87,740           $   87,740    $101,082     $101,082
Interest earning deposits in banks.........         156                  156         260          260
Federal funds sold and other short-term
  investments..............................      12,706               12,706       9,050        9,050
Mortgage loans held for sale...............      11,252               11,547      15,801       16,225
Securities available for sale..............   1,138,351            1,138,351     844,044      844,044
Securities held to maturity................      10,368               10,455      24,625       24,967

     The carrying amounts and estimated fair values of accruing loans and leases at December 31, 1996 and 1995 were as follows:

                                                       1996                            1995
                                          -------------------------------    ------------------------
                                           CARRYING            ESTIMATED      CARRYING     ESTIMATED
                                            AMOUNT             FAIR VALUE      AMOUNT      FAIR VALUE
                                           --------            ----------     --------     ----------
                                                                (IN THOUSANDS)
Commercial, financial and
  agricultural..........................  $  362,734           $  366,988    $  344,562    $  356,853
Real estate.............................     774,209              782,359       679,603       686,322
Installment and consumer, net...........     307,857              306,577       250,553       250,278
Direct lease financing..................       1,861                1,880           811           816
                                          ----------           ----------    ----------    ----------
          Total loans...................  $1,446,661           $1,457,804    $1,275,529    $1,294,269
                                          ==========           ==========    ==========    ==========

     Fair values of loans were estimated for portfolios of loans with similar characteristics. Loans were segregated by type as shown above and then each category was further segmented into fixed and floating interest rate terms. The fair value of fixed-rate loans, excluding residential real-estate loans, was calculated by discounting contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan. The cash flows were further reduced by estimated prepayment assumptions. Fair

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES
value for residential real-estate loans was estimated by discounting estimated future cash flows, adjusted for prepayment estimates, using market discount rates based on secondary market sources. Cash flow assumptions for credit card loans did not include the value of new receivables generated from existing cardholders over the remaining estimated life of the portfolio, thus understating the value of the entire credit card relationship. The fair value of non-accrual loans with a recorded book value of $9.6 million and $10.4 million in 1996 and 1995, respectively, was not estimated because it was not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans.

     The following table shows the carrying amounts and estimated fair values of financial instrument liabilities and other off-balance sheet financial instruments at December 31, 1996 and 1995:

                                                            1996                     1995
                                                   -----------------------   ---------------------
                                                    CARRYING    ESTIMATED    CARRYING   ESTIMATED
                                                     AMOUNT     FAIR VALUE    AMOUNT    FAIR VALUE
                                                    --------    ----------   --------   ----------
                                                                   (IN THOUSANDS)
Demand deposits and savings......................  $  851,955   $  851,955   $858,873    $858,873
Time deposits....................................   1,038,061    1,051,616    918,832     932,864
Short-term borrowings............................     544,508      545,746    292,042     292,677
Long-term borrowings.............................     124,095      124,095    107,803     107,803
Commitments to extend credit.....................  $       --   $     (372)  $     --    $   (297)
Standby letters of credit........................        (234)        (568)       (44)       (201)
Interest rate swap agreements....................         (20)        (103)       (12)        (68)
Interest rate floor agreements...................         147          172        126         829
Forward contracts................................          --         (102)        --        (104)

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

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 6--PREMISES AND EQUIPMENT

     A summary of premises and equipment at December 31, 1996 and 1995, follows:

                                                             1996       1995
                                                             ----       ----
                                                             (IN THOUSANDS)
Land.....................................................  $  8,572   $  8,508
Buildings and improvements...............................    41,433     47,362
Furniture and equipment..................................    32,227     30,135
Leasehold improvements...................................     5,187      4,261
Construction in progress.................................       285      1,703
                                                           --------   --------
Total premises and equipment.............................  $ 87,704   $ 91,969
Accumulated depreciation and amortization................   (41,644)   (42,299)
                                                           --------   --------
          PREMISES AND EQUIPMENT, NET....................  $ 46,060   $ 49,670
                                                           ========   ========

NOTE 7--IMPAIRMENT OF LONG-LIVED ASSETS

     The Company recognized an impairment charge in 1995 totaling $3,269,000 in conjunction with the adoption of FAS No. 121--"Accounting for the Impairment of Long-Lived Assets". This charge resulted from changes in circumstances that indicated the carrying values of assets noted below may not be fully recoverable. The charge was comprised of the following:

                                                        1995
                                                       AMOUNT
                                                       ------
                                                   (IN THOUSANDS)
Customer list intangibles and goodwill.........        $1,674
Bank facilities................................         1,595
                                                       ------
  Total impairment charge......................        $3,269
                                                       ======

     The write-down of the customer list intangible at the collection agency was based on an analysis of net revenues from the original acquired customer list. The fair value of the customer list intangible and related goodwill was calculated by estimating future cash flows from the original acquired customer list. This analysis demonstrated a reduction of profitability from the original customer base, which was caused by a loss of customers and reduced volumes from other customers. Accordingly, the remaining unamortized balance of the customer list intangible was considered to be partially impaired and was written-down by $669,000. The entire unamortized balance of goodwill totaling $865,000 was written-off, as the goodwill was directly identified with the impaired customer list. The remaining unamortized customer list intangible acquired from a local insurance agency, with a balance of $140,000, was written-off. This write-off was primarily caused by an analysis of the performance since the August 1994 acquisition, which disclosed lower than anticipated renewal rates in comparison to historical experience prior to the acquisition.

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

NOTE 8--MORTGAGE SERVICING RIGHTS

     The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheets, was $921,920,000 and $874,069,000 at December 31, 1996 and 1995, respectively. Of this amount, the Company has recorded both originated and purchased capitalized mortgage

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES
servicing rights, as shown below, on mortgage loans serviced balance of $480,083,000 as of December 31, 1996. The remaining balance of originated loans sold and serviced for others also have servicing rights associated with them; however, these servicing rights arose prior to the adoption of FAS No. 122, and accordingly, have not been capitalized.

     The carrying value and fair value of capitalized mortgage servicing rights consisted of the following as of December 31, 1996 and 1995, respectively:

                                                               1996     1995
                                                               ----     ----
                                                               (IN THOUSANDS)
Unamortized cost of mortgage servicing rights...............  $4,910   $4,485
Valuation allowance.........................................      --     (147)
                                                              ------   ------
  Carrying value of mortgage servicing rights...............  $4,910   $4,338
                                                              ======   ======
  Fair value of mortgage servicing rights...................  $5,282   $6,821
                                                              ======   ======

     The following is an analysis of the activity for mortgage servicing rights and the related valuation allowance for 1996 and 1995:

                                                               1996     1995
                                                               ----     ----
                                                              (IN THOUSANDS)
UNAMORTIZED COST OF MORTGAGE SERVICING RIGHTS
Balance at beginning of year................................  $4,485   $1,022
Additions of purchased mortgage servicing rights............      --    2,715
Additions of originated mortgage servicing rights...........   1,086    1,088
Amortization................................................    (661)    (340)
                                                              ------   ------
  Balance at end of year....................................  $4,910   $4,485
                                                              ======   ======
VALUATION ALLOWANCE
Balance at beginning of year................................  $  147   $   --
Impairment allowance charged to expense.....................      76      147
Recoveries on impairments...................................    (223)
                                                              ------   ------
  Balance at end of year....................................  $   --   $  147
                                                              ======   ======

NOTE 9--SHORT-TERM BORROWINGS

     At December 31, 1996, 1995 and 1994, short-term borrowings consisted of:

                                                           1996       1995       1994
                                                           ----       ----       ----
                                                                 (IN THOUSANDS)
Securities sold under agreements to repurchase.........  $440,669   $243,057   $169,032
Federal Home Loan Bank borrowings......................    70,841     28,341      2,841
Federal funds purchased................................    14,800     12,759     33,300
U.S. Treasury tax and loan note accounts...............     3,743      4,200      3,115
Commercial paper borrowings............................    14,455      3,150         --
Other short-term borrowings............................        --        535        237
                                                         --------   --------   --------
  TOTAL SHORT-TERM BORROWINGS..........................  $544,508   $292,042   $208,525
                                                         ========   ========   ========

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     Additional details on securities sold under agreements to repurchase are as follows:

                                                        1996          1995          1994
                                                        ----          ----          ----
                                                                 (IN THOUSANDS)
Average balance during the year...................    $397,296      $201,715      $ 98,660
Maximum month-end balance during the year.........     456,867       283,703       169,032
Weighted average rate during the year.............        5.55%         6.04%         4.40%
Weighted average rate at December 31..............        5.37%         5.48%         5.65%
                                                      ========      ========      ========

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

NOTE 10--LONG-TERM BORROWINGS

     Long-term borrowings consisted of the following at December 31, 1996 and 1995:

                                                                1996       1995
                                                                ----       ----
                                                                (IN THOUSANDS)
Term loan...................................................  $ 13,600   $ 17,000
Federal Home Loan Bank borrowings...........................   108,250     88,250
Other long-term borrowings..................................     2,245      2,553
                                                              --------   --------
          TOTAL LONG-TERM BORROWINGS........................  $124,095   $107,803
                                                              ========   ========

     The term loan agreement ("Agreement") provides for semi-annual principal payments and allows for several interest rate and funding period options. At December 31, 1996, the interest rate was 7.125%. The term loan was paid in full on March 25, 1997, with the proceeds of the capital securities discussed in Note 17 Subsequent Events.

     The Agreement contained several restrictive covenants, including restrictions on dividends to stockholders, maintenance of various capital adequacy levels, and certain restrictions with regard to other indebtedness. Generally, future dividends are limited to $5,000,000 plus 35% of cumulative consolidated net income during the period from September 30, 1995 to the end of the most recent reporting date. As of December 31, 1996, the Company had $5,214,000 of unrestricted earnings available for additional dividends. All capital adequacy ratios remained well above the required minimums.

     Beginning in December 1995 and continuing throughout 1996, several of the Company's subsidiary banks periodically borrowed additional funds from the Federal Home Loan Bank in connection with the purchase of mortgage-backed securities. The ending balance of the borrowings was $108,250,000 and $88,250,000 at December 31, 1996 and 1995, respectively. The average maturity of these borrowings at December 31, 1996 is 2.3 years, with a weighted average borrowing rate of 5.83%.

     Other long-term borrowings principally include a non-interest bearing note from the January 1993 acquisition of a local collection agency, which had a balance of $2,231,000 and $2,511,000 at December 31, 1996 and 1995,
respectively. The note requires annual principal payments of $444,000 through 2002. The note was discounted at an interest rate of 8.0%.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     Scheduled reductions of long-term borrowings are as follows:

                                                     TOTAL
                                                     -----
                                                 (IN THOUSANDS)
1997...........................................     $ 21,716
1998...........................................       38,726
1999...........................................       29,002
2000...........................................       33,780
2001...........................................          428
Thereafter.....................................          443
                                                    --------
          TOTAL................................     $124,095
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

     Market risk is the possibility that, due to changes in interest rates or other economic conditions, the Company's net interest income will be adversely affected. The financial instruments utilized by the Company to manage this risk include commitments to extend credit, standby letters of credit, interest rate swaps and floors, and forward contracts. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The contract or notional amount of interest rate swap and floor agreements and forward contracts do not represent exposure to credit risk.

     A summary of the contract amount of the Company's exposure to off-balance sheet risk as of December 31, 1996 and 1995, is as follows (in thousands):

                                                                1996       1995
                                                                ----       ----
Financial instruments whose contract amount represent credit risk only:
  Commitments to extend credit..............................  $380,642   $335,557
  Standby letters of credit.................................    44,140     17,512
Financial instruments whose contract or notional amount
  represent market risk only:
  Interest rate floor agreements............................    50,000     75,000
  Interest rate swap agreements.............................   145,000     28,127
  Forward contracts.........................................    14,267     13,820

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

     The Company has no derivative financial instruments held or issued for trading purposes. The derivative financial instruments with which the Company is involved are utilized for purposes of asset/liability management to modify the existing market risk characteristics of certain hedged assets and liabilities. An interest rate swap agreement is the most common financial instrument used for these purposes and involves the exchange of fixed and floating rate interest payment obligations based on the underlying notional principal amounts. The amounts potentially subject to market and credit risks are the streams of interest payments under the agreements and not the notional principal amounts used only to express the volume of the transactions. The Company's credit risk on a swap agreement is limited to nonperformance of the counterparty's obligations under the terms of the swap agreement. The Company deals exclusively with counterparties that have high credit ratings, and based on management's assessments, all counterparties were expected to meet any outstanding obligations as of December 31, 1996.

     Following is a table outlining the nature and terms of each swap agreement as of December 31, 1996:

                                          NOTIONAL                                     MATURITY
              TYPE OF SWAP                 AMOUNT         PAY            RECEIVE         DATE
              ------------                --------        ---            -------       --------
            ($ IN THOUSANDS)
Fixed Rate..............................  $ 5,000    Fixed (5.500%)   3 Month LIBOR    06/15/98
Fixed Rate..............................   15,000    Fixed (5.720%)   3 Month LIBOR    10/11/01
Fixed Rate..............................   25,000    Fixed (5.255%)   3 Month LIBOR    03/08/99
Fixed Rate..............................   40,000    Fixed (6.050%)   3 Month LIBOR    09/05/98
Fixed Rate..............................   15,000    Fixed (5.560%)   3 Month LIBOR    10/18/98
Fixed Rate..............................   10,000    Fixed (5.835%)   3 Month LIBOR    08/21/97
Fixed Rate..............................   25,000    Fixed (8.520%)       PRIME        12/23/00
Commercial Paper........................    5,000    Fixed (5.980%)  Commercial Paper  05/21/98
Commercial Paper........................    5,000    Fixed (5.825%)  Commercial Paper  10/09/98

     The $5,000 fixed rate swap agreement maturing 06/15/98 is used to hedge market risk associated with the term loan agreement as discussed in Note 10. The remaining fixed rate swap agreements of $105,000 where the Company receives 3 month LIBOR, are used to hedge market risk associated with the repurchase agreements used in the investment leveraging program. The $25,000 fixed rate swap agreement maturing 12/23/00 is used to hedge market risk associated with fixed rate loans. The $10,000 of commercial paper swap agreements are used to hedge market risk associated with the commercial paper borrowings as discussed in Note 9. No collateral has been pledged by either party to any of these swap transactions.

     The Company is also party to various interest rate floor contracts with a notional amount totaling $50,000,000. These contracts provide the Company with a market risk hedge on the mortgage-backed security portfolio in the event of a significant decline in interest rates.

     Each of the interest rate swap agreements require a quarterly cash settlement of the net difference between the calculated pay and receive amounts on each transaction. The net difference between the calculated pay and receive amounts is accrued on a monthly basis and recorded as an adjustment of the interest income or expense of the asset or liability being hedged. Premiums paid for the purchase of interest rate floor contracts are amortized over the respective lives of the contracts. Each floor rate reprices quarterly and a cash settlement is received from the counterparty and recorded as an adjustment to interest income, if

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES
the indexed rate falls below the floor rate. Any gains or losses on swap or floor contracts closed out prior to the maturity date are recognized ratably over the remaining life of the contract.

     Forward contracts provide for future delivery or purchase of securities or interest rate instruments. The Company's affiliates enter into forward contracts in connection with specific customer transactions and to minimize the market risk exposure of mortgage banking activities.

     The Company periodically will sell options for the right to purchase certain securities held in its investment portfolio to a bank or dealer. These call option transactions are designed to reduce the total return volatility associated with holding these assets and to yield additional fee income. The type of risk associated with these transactions is opportunity cost risk. Any option premium income generated by these transactions is deferred and recorded upon either the expiration or exercise date of the option. If the option is exercised by the purchaser, the premium income is recognized as a component of the gain or loss on the underlying security. If the option expires unexercised, the premium income is recognized as other non-interest income. There were no call option agreements outstanding at December 31, 1996.

NOTE 12--RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

     Under current banking law, the banking subsidiaries of the Company are limited in the amount of dividends they can pay without obtaining prior approval from bank regulatory agencies. As of December 31, 1996, approximately $33,651,000 was available for payment to the Company without prior regulatory approval.

     The subsidiaries are also limited as to the amount they may loan to the Company unless such loans are collateralized by U.S. Treasury or agency securities, a segregated deposit with the subsidiary or other specified obligations. At December 31, 1996, the maximum amount available for transfer from the subsidiaries to the Company in the form of loans approximated $23,844,000.

NOTE 13--STOCK INCENTIVE AND EMPLOYEE BENEFIT PLANS

     At December 31, 1996, the Company has three stock-based compensation plans which are described below. Grants under those plans are accounted for following APB Opinion No. 25 and related interpretations.

     STOCK INCENTIVE PLANS. In 1995, stockholders approved the adoption of the 1995 Stock Incentive Plan (Plan). The Plan provides for the ability to grant stock options, stock appreciation rights, performance units, and stock awards to key employees. The total number of shares approved and available for issuance under the Plan in its first year were 2.5% of the total shares of stock outstanding as of the effective date and 1.5% of outstanding shares in each subsequent Plan year not to exceed 350,000 in any year. Options to purchase shares of common stock of the Company and performance units were granted to key employees pursuant to both the Plan and previous stock incentive plans.

     Stock Options. Non-Qualified Stock Options issued generally become exercisable six months after the date of grant at an option price equal to the fair market value of the shares on the grant date. The following table presents certain information with respect to stock options issued pursuant to these incentive plans. All options outstanding at year end are exercisable.

                                                        1996                 1995                 1994
                                                  -----------------    -----------------    -----------------
                                                            AVERAGE              AVERAGE              AVERAGE
                                                  SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                                  ------    -------    ------    -------    ------    -------
Options outstanding at beginning of year........  737,075   $15.35     674,956   $13.99     524,489   $12.08
Options granted.................................  233,750    20.00     160,000    19.07     173,000    19.50
Options exercised...............................  (65,423)   12.90     (97,881)   12.01     (22,533)   11.91
Options lapsed..................................   (5,500)   19.52          --       --          --       --
                                                  -------   ------     -------   ------     -------   ------
Options outstanding at end of year..............  899,902   $16.71     737,075   $15.35     674,956   $13.99
                                                  =======   ======     =======   ======     =======   ======

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     Performance Units. Performance Units (Units) granted entitle holders to cash or stock payments if certain long term performance targets are met. The payout range on all Units granted is $6.67 to $16.67 per unit. In addition, a dividend is paid on each Unit at a rate equivalent to the rate of dividends paid on each share of the Company's common stock. The expense related to these Units for the years ended December 31, 1996, 1995 and 1994 was approximately $354,000, $567,000 and $375,000, respectively. The following table presents certain information with respect to issuances pursuant to these plans.

                                                        1996                 1995                 1994
                                                  -----------------    -----------------    -----------------
                                                            AVERAGE              AVERAGE              AVERAGE
                                                  SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                                  ------    -------    ------    -------    ------    -------
Units outstanding at beginning of year..........  220,000       --     210,408       --     166,865       --
Units granted...................................   69,531       --      81,442       --      78,273       --
Units paid......................................  (70,497)   $6.67     (64,770)   $6.67          --       --
Units forfeited.................................       --       --      (7,080)      --     (34,730)      --
                                                  -------    -----     -------    -----     -------    -----
Units outstanding at end of year................  219,034       --     220,000       --     210,408       --
                                                  =======    =====     =======    =====     =======    =====

     The following table presents a summary of issuances pursuant to these incentive plans.

                                                        1996                 1995                 1994
                                                  -----------------    -----------------    -----------------
                                                            AVERAGE              AVERAGE              AVERAGE
                                                  SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                                  ------    -------    ------    -------    ------    -------
Options outstanding at end of year..............  899,902   $16.71     737,075   $15.35     674,956   $13.99
Units outstanding at end of year................  219,034       --     220,000       --     210,408       --
Available to grant under Plan at year end.......   40,297       --     130,540       --      14,902       --

     In accordance with APB Opinion No. 25, no compensation cost has been recognized for stock option grants to employees issued pursuant to the Plan. Had compensation cost for these grants been determined based on the grant date fair values of awards (the method described in FAS No. 123, "Accounting for Stock-Based Compensation"), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

     The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1996 and 1995, respectively: dividend rate of 3.20% and 3.14%; price volatility of 21.71% and 33.96%; risk-free interest rates of 6.34% and 6.22%; and expected lives of 6.5 years for both years.

                                                              1996          1995
                                                              ----          ----
                                                                (IN THOUSANDS,
                                                            EXCEPT PER SHARE DATA)
Net Income:
  As reported.............................................   $26,383       $18,271
  Pro forma...............................................    25,698        17,671
Primary earnings per share:
  As reported.............................................   $  1.86       $  1.30
  Pro forma...............................................      1.81          1.25

     DIRECTORS' STOCK PLANS. During 1989, the Company adopted the Restricted Stock Plan for Non-Employee Directors (Stock Plan). The Stock Plan provides that each current eligible non-employee director and each subsequently elected non-employee director receive, in lieu of a cash retainer, shares of common stock of the Company, the fair value of which is equal to three times the annual retainer. The shares vest annually over a three-year period based upon the anniversary date of the original award. The expense related to the Stock Plan for the years ended December 31, 1996, 1995 and 1994 was approximately $467,000, $280,000 and $360,000, respectively.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     In addition, the Company pays a lifetime annual retainer to certain retired directors. Effective January 1, 1993, the Company adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" to account for these benefits. This statement requires employers to recognize postretirement benefits on an accrual basis rather than on a cash basis. The expense in 1996, 1995 and 1994 related to this statement was $107,000, $86,000 and $81,000, respectively. The transition obligation, representing the present value of future payments at the adoption of the statement, was approximately $842,000 and is being amortized over a twenty year period.

     In 1994, stockholders approved the 1994 Stock Option Plan for Non-Employee Directors (Option Plan). The Option Plan provides that each current eligible non-employee director and each subsequently elected non-employee director receive options to purchase common stock of the Company. Each option granted under the Option Plan will have a ten-year term and will generally become exercisable twelve months after the grant date at an option price equal to the fair market value of the shares on the grant date. The following table presents certain information with respect to stock options issued pursuant to the Option Plan. At December 31, 1996, 42,500 options were exercisable.

                                                 1996                   1995                   1994
                                           -----------------      -----------------      -----------------
                                                     AVERAGE                AVERAGE                AVERAGE
                                           SHARES     PRICE       SHARES     PRICE       SHARES     PRICE
                                           ------    -------      ------    -------      ------    -------
Options outstanding at beginning of
  year...................................   42,500    $19.31        9,000    $20.13           --        --
Options granted..........................   50,000     20.00       34,500     19.13        9,000    $20.13
Options lapsed...........................   (5,500)    19.84       (1,000)    20.13           --        --
                                           -------    ------      -------    ------      -------    ------
Options outstanding at end of year.......   87,000    $19.67       42,500    $19.31        9,000    $20.13
                                           =======    ======      =======    ======      =======    ======
Available to grant under Plan at year
  end....................................  113,000        --      157,500        --      191,000        --
                                           =======    ======      =======    ======      =======    ======

     OPTIONS SUMMARY. The following table presents certain information with respect to issuances of stock options pursuant to all plans discussed above:

                                                                           OPTIONS OUTSTANDING AND EXERCISABLE
                                                                    -------------------------------------------------
                                                                                  WEIGHTED-AVERAGE
                                                                      NUMBER         REMAINING       WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES                                            OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE
------------------------                                            -----------   ----------------   ----------------
     $ 7.50 - 11.00         ......................................    193,523           3.6 years         $10.05
      15.00 - 18.00         ......................................    177,129           6.5                15.28
      19.00 - 19.50         ......................................    327,500           7.9                19.31
      20.00 - 20.15         ......................................    288,750           9.3                20.00

     EMPLOYEE BENEFIT PLANS. All subsidiaries of the Company participate in the AMCORE Financial Security Plan (Security Plan), a qualified profit sharing plan under Section 401(a) of the Internal Revenue Code. The Security Plan offers participants a personal retirement account, profit sharing account and personal savings account [401(k)]. The expense related to the Security Plan and other similar plans from FSB and NBA for the years ended December 31, 1996, 1995 and 1994 was approximately $3,248,000, $2,374,000 and $2,233,000, respectively.

     In addition to the Security Plan, certain health care and life insurance benefits are made available to active employees. The cost of these benefits is expensed as incurred.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 14--INCOME TAXES

     The components of income tax expense were as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1996      1995       1994
                                                               ----      ----       ----
                                                                    (IN THOUSANDS)
Currently paid or payable...................................  $9,576    $ 6,800    $7,703
Deferred....................................................     (58)    (1,784)      (28)
                                                              ------    -------    ------
          TOTAL.............................................  $9,518    $ 5,016    $7,675
                                                              ======    =======    ======

     The effective tax rates on income for 1996, 1995, and 1994 were 26.5 %, 21.5% and 26.0%, respectively. Income tax expense was less than the amounts computed by applying the federal statutory rate of 35% due to the following:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1996       1995        1994
                                                               ----       ----        ----
                                                                      (IN THOUSANDS)
Income tax at statutory rate................................  $12,565    $ 8,150    $ 10,317
Increase (decrease) resulting from:
  Tax-exempt income.........................................   (4,190)    (3,781)     (4,193)
  State income taxes, net of federal benefit................      946        480         837
  Other, net................................................      197        167         714
                                                              -------    -------    --------
          TOTAL.............................................  $ 9,518    $ 5,016    $  7,675
                                                              =======    =======    ========

     The tax effects of existing temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets are as follows:

                                                               AT DECEMBER 31,
                                                              ------------------
                                                               1996       1995
                                                               ----       ----
                                                                (IN THOUSANDS)
Deferred tax assets:
  Deferred compensation.....................................  $ 3,441    $ 3,214
  Securities................................................    1,132         --
  Allowance for loan and lease losses.......................    5,829      4,846
  Other.....................................................    1,093      2,196
                                                              -------    -------
     Total deferred tax assets..............................  $11,495    $10,256
                                                              -------    -------
Deferred tax liabilities:
  Securities................................................  $    --    $ 4,209
  Premises and equipment....................................    4,582      4,722
  Other.....................................................    2,537      2,141
                                                              -------    -------
     Total deferred tax liabilities.........................  $ 7,119    $11,072
                                                              -------    -------
     TOTAL DEFERRED TAX ASSET (LIABILITY)...................    4,376       (816)
Less: Tax effect of net unrealized (gain) loss on securities
  available for sale reflected in stockholders' equity......    1,362     (3,772)
                                                              -------    -------
     NET DEFERRED TAX ASSET.................................  $ 3,014    $ 2,956
                                                              =======    =======

No valuation allowance was considered necessary.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 15--CAPITAL REQUIREMENTS

     The Company and its banking subsidiaries (Regulated Companies) are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Regulated Companies must meet specific capital guidelines that involve quantitative measures of the their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Their capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Regulated Companies to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1996, that the Regulated Companies meet all capital adequacy requirements to which it is subject.

     As of December 31, 1996, the most recent notification from the OCC categorized the Regulated Companies as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized a company must maintain minimum total risk-based, Tier I risk based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Regulated Companies' category.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     The Company's and each significant subsidiary's actual capital amounts and ratios are presented in the table.

                                                                             FOR CAPITAL ADEQUACY PURPOSES
                                                                        ---------------------------------------
                                                        ACTUAL               MINIMUM          WELL CAPITALIZED
                                                   -----------------    -----------------    ------------------
                                                    AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                                    ------     -----     ------     -----     ------     -----
As of December 31, 1996
  Total Capital (To Risk Weighted Assets):
    CONSOLIDATED...............................    $225,381    13.23%   $136,305     >8.00%   $170,381     >10.00%
                                                                                     -                    -
    AMCORE Bank N.A. Rockford..................      97,304    10.40      74,822     >8.00      93,527     >10.00
                                                                                     -                    -
    AMCORE Bank N.A. Rock River Valley.........      51,202    14.88      27,526     >8.00      34,407     >10.00
                                                                                     -                    -
  Tier 1 Capital (to Risk Weighted Assets):
    CONSOLIDATED...............................    $210,384    12.35%   $ 68,152     >4.00%   $102,228     >6.00%
                                                                                     -                    -
    AMCORE Bank N.A. Rockford..................      89,966     9.62      37,411     >4.00      56,116     >6.00
                                                                                     -                    -
    AMCORE Bank N.A. Rock River Valley.........      47,968    13.94      13,763     >4.00      20,644     >6.00
                                                                                     -                    -
  Tier 1 Capital (to Average Assets):
    CONSOLIDATED...............................    $210,384     7.51%   $112,059     >4.00%   $140,074     >5.00%
                                                                                     -                    -
    AMCORE Bank N.A. Rockford..................      89,966     6.14      58,649     >4.00      73,311     >5.00
                                                                                     -                    -
    AMCORE Bank N.A. Rock River Valley.........      47,968     8.52      22,519     >4.00      28,149     >5.00
                                                                                     -                    -
As of December 31, 1995
  Total Capital (to Risk Weighted Assets):
    CONSOLIDATED...............................    $202,790    13.26%   $122,375     >8.00%   $152,969    >10.00%
                                                                                     -                    -
    AMCORE Bank N.A. Rockford..................      88,138    10.25      68,800     >8.00      86,000    >10.00
                                                                                     -                    -
    AMCORE Bank N.A. Rock River Valley.........      47,566    15.77      24,135     >8.00      30,169    >10.00
                                                                                     -                    -
  Tier 1 Capital (to Risk Weighted Assets):
    CONSOLIDATED...............................    $189,730    12.40%   $ 61,187     >4.00%   $ 91,781     >6.00%
                                                                                     -                    -
    AMCORE Bank N.A. Rockford..................      81,861     9.52      34,400     >4.00      51,600     >6.00
                                                                                     -                    -
    AMCORE Bank N.A. Rock River Valley.........      44,777    14.84      12,068     >4.00      18,101     >6.00
                                                                                     -                    -
  Tier 1 Capital (to Average Assets):
    CONSOLIDATED...............................    $189,730     8.14%   $ 93,200     >4.00%   $116,500     >5.00%
                                                                                     -                    -
    AMCORE Bank N.A. Rockford..................      81,861     6.85      47,807     >4.00      59,759     >5.00
                                                                                     -                    -
    AMCORE Bank N.A. Rock River Valley.........      44,777     9.02      19,860     >4.00      24,824     >5.00
                                                                                     -                    -

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 16--CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                    CONDENSED PARENT COMPANY BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                                ----        ----
                                                                 (IN THOUSANDS)
ASSETS
Cash and cash equivalents...................................  $    230    $  1,293
Securities available for sale...............................       269          --
Securities held to maturity.................................       107         111
Short-term investments......................................     2,000          --
Due from subsidiaries.......................................     1,188         357
Loans to financial services subsidiaries....................    26,209       9,188
Investment in bank subsidiaries.............................   209,251     206,308
Investment in financial services subsidiaries...............     8,551      12,043
Premises and equipment, net.................................     2,791       3,801
Other assets................................................     5,073       5,257
                                                              --------    --------
  TOTAL ASSETS..............................................  $255,669    $238,358
                                                              --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Short-term borrowings.......................................  $ 14,455    $  3,150
Long-term borrowings........................................    15,831      19,511
Other liabilities...........................................     4,746       5,835
                                                              --------    --------
  TOTAL LIABILITIES.........................................  $ 35,032    $ 28,496
                                                              --------    --------
STOCKHOLDERS' EQUITY
Preferred stock.............................................  $     --    $     --
Common stock................................................     4,976       4,976
Additional paid-in capital..................................    56,687      56,412
Retained earnings...........................................   166,602     149,315
Treasury stock and other....................................    (5,623)     (6,659)
Net unrealized gain (loss) on securities available for sale,
  net of taxes..............................................    (2,005)      5,818
                                                              --------    --------
  TOTAL STOCKHOLDERS' EQUITY................................  $220,637    $209,862
                                                              --------    --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................  $255,669    $238,358
                                                              ========    ========

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                 CONDENSED PARENT COMPANY STATEMENTS OF INCOME

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1996       1995       1994
                                                               ----       ----       ----
                                                                     (IN THOUSANDS)
Income:
  Dividends from subsidiaries...............................  $21,492    $14,740    $14,920
  Interest income...........................................    1,260        484        451
  Management fees and other.................................   18,833     11,434     10,993
                                                              -------    -------    -------
     TOTAL INCOME...........................................   41,585     26,658     26,364
                                                              -------    -------    -------
Expenses:
  Interest expense..........................................  $ 2,090    $ 1,909    $ 2,102
  Compensation expense and employee benefits................   12,846     10,187      7,649
  Professional fees.........................................    1,192      1,058      1,001
  Other.....................................................    8,871      6,917      5,664
                                                              -------    -------    -------
     TOTAL EXPENSES.........................................  $24,999    $20,071    $16,416
                                                              -------    -------    -------
Income before income tax benefits and equity in
  undistributed net income of subsidiaries..................  $16,586    $ 6,587    $ 9,948
  Income tax benefits.......................................   (2,195)    (3,592)    (1,742)
                                                              -------    -------    -------
Income before equity in undistributed net income of
  subsidiaries..............................................  $18,781    $10,179    $11,690
Equity in undistributed net income of subsidiaries..........    7,602      8,092     10,111
                                                              -------    -------    -------
     NET INCOME.............................................  $26,383    $18,271    $21,801
                                                              =======    =======    =======

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

               CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1996         1995          1994
                                                                ----         ----          ----
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $ 26,383      $18,271      $ 21,801
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization..........................     1,026          837           677
     Non-employee directors compensation expense............       467          280           360
     Equity in undistributed net income of subsidiaries.....    (7,602)      (8,092)      (10,111)
     (Increase) decrease in due from subsidiaries...........      (831)         247          (179)
     (Increase) decrease in other assets....................       184         (553)       (2,218)
     Increase (decrease) in other liabilities...............    (1,089)       3,269           463
     Other, net.............................................       471          393            53
                                                              --------      -------      --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.........  $ 19,009      $14,652      $ 10,846
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities......................................      (345)        (101)           --
Proceeds from maturities of securities......................       101           30            --
Net (increase) decrease in short term investments...........    (2,000)       1,000            --
Dissolution of less-active state banking charters...........        --        2,000            --
Net investment made in subsidiaries.........................        --       (1,000)          (50)
Loans to subsidiaries.......................................   (24,364)      (5,748)      (19,851)
Payments received on loans to subsidiaries..................     7,343          780        23,631
Proceeds from sale of premises and equipment................        --           --            53
Transfer of premises and equipment to affiliates............     1,218           --            --
Premises and equipment expenditures.........................    (1,234)      (1,819)       (1,372)
                                                              --------      -------      --------
          NET CASH PROVIDED BY (REQUIRED FOR) INVESTING
            ACTIVITIES......................................  $(19,281)     $(4,858)     $  2,411
                                                              --------      -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in short-term borrowings.......................    11,305        3,150            --
Payment of long-term borrowings.............................    (3,844)      (5,444)       (5,444)
Dividends paid..............................................    (9,096)      (8,199)       (7,678)
Proceeds from sale of common stock..........................        --           --            89
Proceeds from exercise of incentive stock options...........       844        1,234           271
                                                              --------      -------      --------
          NET CASH REQUIRED FOR FINANCING ACTIVITIES........  $   (791)     $(9,259)     $(12,762)
                                                              --------      -------      --------
Net change in cash and cash equivalents.....................  $ (1,063)     $   535      $    495
Cash and cash equivalents:
  Beginning of year.........................................     1,293          758           263
                                                              --------      -------      --------
  End of period.............................................  $    230      $ 1,293      $    758
                                                              ========      =======      ========

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 17--SUBSEQUENT EVENTS

     On January 17, 1997, the Company sold $13,234,000 of credit card receivables to an unrelated financial institution. The sale resulted in a pretax gain of $1,931,000.

     On March 25, 1997, AMCORE issued $40 million of capital securities through AMCORE Capital Trust I (the "Trust"), a statutory business trust, of which all common securities are owned by AMCORE. The capital securities pay cumulative cash distributions semiannually at an annual rate of 9.35%. The securities are redeemable from March 1, 2007 until March 1, 2017 at a declining rate of 104.6750% to 100.0% of the principal amount. After March 1, 2017, they are redeemable at par until June 15, 2027 when redemption is mandatory. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. The proceeds of the capital securities were invested by the Trust in junior subordinated debentures of AMCORE. AMCORE guarantees the capital securities through the combined operation of the debentures and other related documents. AMCORE's obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of AMCORE.

     The capital securities qualify as Tier I capital for regulatory capital purposes. The proceeds of the issue will be used to repay in full the parent company term debt, repay in full the long term borrowings of pending acquisitions, and general corporate purposes.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
AMCORE Financial, Inc.
Rockford, Illinois

     We have the audited the accompanying consolidated balance sheets of AMCORE Financial, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMCORE Financial, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

     In 1995, as described in Notes 1, 7 and 8 to the consolidated financial statements, the Company changed its method of accounting for mortgage servicing rights and for the impairment of long-lived assets.

                                          MCGLADREY & PULLEN, LLP

Rockford, Illinois
January 20, 1997, except for the pending mergers in Note 2 as to which the date is February 10, 1997 and for the subsequent event in Note 17 as to which the date is March 25, 1997.

         CONDENSED QUARTERLY EARNINGS & STOCK PRICE SUMMARY (UNAUDITED)

                                                1996                                          1995
                              ----------------------------------------      ----------------------------------------
                               FIRST     SECOND      THIRD     FOURTH        FIRST     SECOND      THIRD     FOURTH
                              QUARTER    QUARTER    QUARTER    QUARTER      QUARTER    QUARTER    QUARTER    QUARTER
                              -------    -------    -------    -------      -------    -------    -------    -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income.............  $44,637    $48,505    $50,507    $51,285      $38,260    $40,371    $42,432    $42,423
Interest expense............   24,041     26,979     28,345     29,028       18,925     20,900     22,351     22,904
                              -------    -------    -------    -------      -------    -------    -------    -------
Net interest income.........  $20,596    $21,526    $22,162    $22,257      $19,335    $19,471    $20,081    $20,519
Provision for loan losses...      889        967      2,234        996          729        871        320        772
Non-interest income.........    8,954      9,006     11,144      9,339        8,046      8,357      8,453      9,157
Other expense...............   20,988     20,673     21,569     20,767       20,673     26,637     19,950     20,180
                              -------    -------    -------    -------      -------    -------    -------    -------
Income before income
  taxes.....................  $ 7,673    $ 8,892    $ 9,503    $ 9,833      $ 5,979    $   320    $ 8,264    $ 8,724
Income taxes................    2,043      2,435      2,597      2,443        1,362       (820)     2,024      2,450
                              -------    -------    -------    -------      -------    -------    -------    -------
Net Income..................  $ 5,630    $ 6,457    $ 6,906    $ 7,390      $ 4,617    $ 1,140    $ 6,240    $ 6,274
                              =======    =======    =======    =======      =======    =======    =======    =======
Per share data:
Earnings....................  $  0.40    $  0.45    $  0.49    $  0.52      $  0.34    $  0.08    $  0.44    $  0.44
Dividends...................     0.16       0.16       0.16       0.16         0.13       0.15       0.15       0.15
Stock price ranges- high....    21.75      21.25      21.25      27.25        21.25      19.75      23.25      24.00
                  -low......    20.25      19.50      18.88      20.38        18.25      17.00      18.50      19.75
                  -close....    20.87      19.75      20.50      26.75        19.25      18.50      22.75      20.25

---------------
Quotes have been obtained from the National Association of Security Dealers. These quotes do not reflect retail mark-ups, mark-downs or commissions nor are they necessarily representative of actual transactions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors of the Registrant. The 1997 Notice of Annual Meeting of Stockholders and Proxy Statement dated March 27, 1997 is incorporated herein by reference.

     (b) Executive Officers of the Registrant. The information is presented in
Item 1 of this document.

ITEM 11. EXECUTIVE COMPENSATION

     The 1997 Notice of Annual Meeting of Stockholders and Proxy Statement dated March 27, 1997 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The 1997 Notice of Annual Meeting of Stockholders and Proxy Statement dated March 27, 1997 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The 1997 Notice of Annual Meeting of Stockholders and Proxy Statement dated March 27, 1997 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)1. FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of AMCORE are filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

     Consolidated Balance Sheets--December 31, 1996 and 1995

     Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

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

        4      Rights Agreement dated February 21, 1996. between AMCORE
               Financial, Inc. and Firstar Trust Company (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on February 28, 1996).

       10.1*   1995 Stock Incentive Plan (Incorporated by reference to
               Exhibit 22 of AMCORE's Annual Report on Form 10-K for the year ended December 31, 1994).

       10.2*   AMCORE Financial, Inc. 1994 Stock Option Plan for
               Non-Employee Directors (Incorporated by reference to Exhibit
               23 of AMCORE's Annual Report on Form 10-K for the year ended
               December 31, 1996).

       10.3A* Amended and Restated Transitional Compensation Agreement dated June 1, 1996 between AMCORE Financial, Inc. and Robert
               J. Mueleman. (Incorporated by reference to Exhibit 10.3A of
               AMCORE's Quarterly Report on Form 10-Q for the quarter ended
               June 30, 1996.)

       10.3B* Amended and Restated Transitional Compensation Agreement dated June 1, 1996 between AMCORE Financial, Inc. and the following individuals: F. Taylor Carlin, John R. Hecht, and
               James S. Waddell. (Incorporated by reference to Exhibit
               10.3B of AMCORE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)

       10.3C* Transitional Compensation Agreement dated June 1, 1996 between AMCORE Financial, Inc. and the following individuals: Charles E. Gagnier and Gerald W. Lister. (Incorporated by reference to Exhibit 10.3C of AMCORE's Quarterly Report on Form 10-Q for the quarter ended June 30,
               1996).

       10.3D* Transitional Compensation Agreement dated June 1, 1996 between AMCORE Financial, Inc. and the following individuals: Kenneth E. Edge, William J. Hippensteel, Alan
               W. Kennebeck and James F. Warsaw. (Incorporated by reference to Exhibit 10.3D of AMCORE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

       10.4 Loan Agreement for $17,000,000 Term Loan and $25,000,000 Line of Credit Note dated November 10, 1995 with M & I Marshall & Ilsley Bank (Incorporated by reference to Exhibit
               10.5 to AMCORE's Annual Report on Form 10-K for the year ended December 31, 1995).

       10.5 Commercial Paper Placement Agreement dated November 10, 1995 with M & I Marshall and Ilsley Bank (Incorporated by reference to Exhibit 10.6 to AMCORE's Annual Report on Form 10-K for the year ended December 31, 1995).

       10.6* Executive Insurance Agreement dated March 1, 1996 between AFI and the following executives: Robert J. Meuleman, F. Taylor Carlin and James S. Waddell (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended March 31, 1996).

       11      Statement Re-Computation of Per Share Earnings

       13      1996 Summary Annual Report to Stockholders

       21      Subsidiaries of the Registrant

       22      1997 Notice of Annual Meeting of Stockholders and Proxy
               Statement

       24      Powers of Attorney

       27      Financial Data Schedule

     (b) One report on Form 8-K was filed with the Commission and dated January 31, 1997 announcing the signing of a definitive agreement for AMCORE to acquire Country Bank Shares Corporation on January 30, 1997. (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on January 31, 1997.)
---------------

* These exhibits are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rockford, State of Illinois, on this 27th day of March 1997.

                                             AMCORE FINANCIAL, INC.

                              By:            John Hecht

                              ------------------------------------
                              John R. Hecht
                              Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below on the 27th day of March, 1997 by the following persons on behalf of the Registrant in the capacities indicated.

        SIGNATURE                                   TITLE
        ---------                                    -----

         Robert Meuleman
---------------------------------   President and Chief Executive Officer
        Robert J. Meuleman          (principal executive officer)

           John Hecht
---------------------------------   Senior Vice President and Chief Financial
        John R. Hecht               Officer
                                    (principal financial officer and principal accounting officer)

Directors: Milton R. Brown, Carl J. Dargene, Richard C. Dell, Robert A. Doyle,
           Theresa Paulette Gilbert, Lawrence E. Gloyd, Robert A. Henry, Robert
           J. Meuleman, Ted Ross, Robert J. Smuland, Jack D. Ward and Gary L. Watson


         Robert Meuleman
---------------------------------
        Robert J. Meuleman


           John Hecht
---------------------------------
        John R. Hecht


------------
* Attorney in Fact*