Form 10-Q
period 1997-03-31
AMCORE FINANCIAL INC
filed 1997-05-15
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997


                        Commission file number 0 13393


                            AMCORE FINANCIAL, INC.


         NEVADA                                                36-3183870
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


                 501 Seventh Street, Rockford, Illinois 61104
                       Telephone number (815) 968 2241



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

The number of shares outstanding of the registrant's Common stock, par value $.33 per share, at April 30, 1997 was 16,203,215 shares.








Index of Exhibits on Page 19                                      Page 1 of 29

                            AMCORE FINANCIAL, INC.

                         Form 10-Q Table of Contents


PART I                                                             Page Number
------                                                             -----------

ITEM 1   Financial Statements
         Consolidated Balance Sheets as of March 31, 1997 and
          December 31, 1996 . .  .  . . . . . .  . . . . . . . .        3

         Consolidated Statements of Income for the Three
          Months Ended March 31, 1997 and 1996 . . . . . . . . .        4

         Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 1997 and 1996 . . . . . . . . .        5

         Notes to Consolidated Financial Statements. . . . . . .        6

ITEM 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . .        9

PART II
-------

ITEM 4   Submission of Matters to a Vote of Security Holders . .       19

ITEM 6   Exhibits and Reports on Form 10-Q . . . . . . . . . . .       19



Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .       21

AMCORE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                                     MARCH 31,         DECEMBER 31,
(in thousands, except share data)                                                                      1997                1996
===================================================================================================================================
    ASSETS      Cash and cash equivalents.........................................................  $   98,990          $   87,740
                Interest earning deposits in banks................................................         140                 156
                Federal funds sold and other short-term investments...............................       7,008              12,706
                Mortgage loans held for sale......................................................      10,434              11,252
                Securities available for sale.....................................................   1,158,800           1,138,351
                Securities held to maturity (fair value of $ 9,653 in 1997; $10,455 in 1996)......       9,626              10,368
                                                                                                    -------------------------------
                  Total securities................................................................  $1,168,426          $1,148,719
                Loans and leases, net of unearned income..........................................   1,444,818           1,456,217
                Allowance for loan and lease losses...............................................     (15,744)            (14,996)
                                                                                                    -------------------------------
                  Net loans and leases............................................................  $1,429,074          $1,441,221
                Premises and equipment, net.......................................................      45,605              46,060
                Intangible assets, net............................................................      11,782              12,255
                Other real estate owned...........................................................         656                 595
                Other assets......................................................................      63,050              53,846
                                                                                                    -------------------------------
                  TOTAL ASSETS....................................................................  $2,835,165          $2,814,550
                                                                                                    ===============================


LIABILITIES     LIABILITIES
AND               Demand deposits.................................................................  $  706,362          $  711,073
STOCKHOLDERS'     Savings deposits................................................................     140,512             140,881
EQUITY            Other time deposits.............................................................   1,033,940           1,038,062
                                                                                                    -------------------------------
                    Total deposits................................................................  $1,880,814          $1,890,016
                Short-term borrowings.............................................................     567,425             544,508
                Long-term borrowings..............................................................     131,079             124,095
                Other liabilities.................................................................      37,708              35,294
                                                                                                    -------------------------------
                    TOTAL LIABILITIES.............................................................  $2,617,026          $2,593,913
                                                                                                    -------------------------------

                STOCKHOLDERS' EQUITY
                Preferred stock, $1 par value:  authorized 10,000,000 shares;
                 issued none......................................................................  $        -          $        -
                Common stock, $.33 par value:  authorized 30,000,000 shares;
                                      March 31,         December 31,
                                        1997                1996
                 Issued............  14,926,695          14,926,695
                 Outstanding.......  14,316,957          14,265,977                                      4,976               4,976
                 Treasury..........     609,738             660,718                                     (4,330)             (4,908)
                Additional paid-in capital........................................................      57,022              56,687
                Retained earnings.................................................................     171,170             166,602
                Deferred compensation non-employee directors......................................        (668)               (715)
                Net unrealized gain (loss) on securities available for sale, net of taxes.........     (10,031)             (2,005)
                                                                                                    -------------------------------
                  TOTAL STOCKHOLDERS' EQUITY......................................................  $  218,139          $  220,637
                                                                                                    -------------------------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................  $2,835,165          $2,814,550
                                                                                                    ===============================

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                                FOR THE THREE MONTHS
                                                                                                    ENDED MARCH 31,
(in thousands, except per share data)                                                                 1997    1996
===================================================================================================================
INTEREST        Interest and fees on loans and leases..........................................     $30,948 $28,550
INCOME          Interest on securities:
                  Taxable......................................................................      16,072  12,114
                  Tax-exempt...................................................................       3,506   3,020
                                                                                                    ---------------
                    TOTAL INCOME FROM SECURITIES...............................................     $19,578 $15,134
                                                                                                    ---------------

                Interest on federal funds sold and other short-term investments................          94     191
                Interest and fees on mortgage loans held for sale..............................         494     758
                Interest on deposits in banks..................................................           2       4
                                                                                                    ---------------
                    TOTAL INTEREST INCOME......................................................     $51,116 $44,637
                                                                                                    ---------------

INTEREST        Interest on deposits...........................................................     $18,487 $17,269
EXPENSE         Interest on short-term borrowings..............................................       8,439   4,507
                Interest on long-term borrowings...............................................       1,666   2,156
                Other..........................................................................         163     109
                                                                                                    ---------------
                    TOTAL INTEREST EXPENSE.....................................................     $28,755 $24,041
                                                                                                    ---------------

                    NET INTEREST INCOME........................................................     $22,361 $20,596
                Provision for loan and lease losses............................................       1,846     889
                                                                                                    ---------------
                    NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES..............     $20,515 $19,707
                                                                                                    ---------------

NON-INTEREST    Trust and asset management income..............................................      $3,734  $3,242
INCOME          Service charges on deposits....................................................       1,681   1,680
                Mortgage revenues..............................................................         245     733
                Insurance revenues.............................................................         448     254
                Collection fee income..........................................................         625     582
                Gain on sale of credit card receivables........................................       1,931       -
                Other..........................................................................       1,553   1,699
                                                                                                    ---------------
                    NON-INTEREST INCOME, EXCLUDING NET REALIZED SECURITY GAINS.................     $10,217  $8,190
                Net realized security gains....................................................         860     764
                                                                                                    ---------------
                    TOTAL NON-INTEREST INCOME..................................................     $11,077  $8,954

OPERATING       Compensation expense...........................................................     $10,090  $8,996
EXPENSES        Employee benefits..............................................................       2,930   2,930
                Net occupancy expense..........................................................       1,359   1,385
                Equipment expense..............................................................       1,827   1,879
                Professional fees..............................................................         882     608
                Advertising and business development...........................................         594     554
                Amortization of intangible assets..............................................         501     512
                Other..........................................................................       4,030   4,124
                                                                                                    ---------------
                    TOTAL OPERATING EXPENSES...................................................     $22,213 $20,988
                                                                                                    ---------------

                INCOME BEFORE INCOME TAXES.....................................................      $9,379  $7,673
                Income taxes...................................................................       2,522   2,043
                                                                                                    ---------------
                    NET INCOME.................................................................      $6,857  $5,630
                                                                                                    ===============

                    EARNINGS PER COMMON SHARE..................................................       $0.48   $0.40
                    DIVIDENDS PER COMMON SHARE.................................................        0.16    0.16
                    WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.................................      14,297  14,192

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                               THREE MONTHS ENDED
                                                                                                                    MARCH 31,
(in thousands)                                                                                                   1997       1996
===================================================================================================================================
CASH FLOWS      NET INCOME...................................................................................   $6,857     $5,630
FROM            Adjustments to reconcile net income to net
OPERATING         cash provided by operating activities:
ACTIVITIES           Depreciation and amortization of premises and equipment.................................    1,335        985
                     Amortization and accretion of securities, net...........................................      515      1,250
                     Provision for loan and lease losses.....................................................    1,846        889
                     Amortization of intangible assets.......................................................      501        512
                     Gain on sale of securities available for sale...........................................     (880)      (804)
                     Loss on sale of securities available for sale...........................................       20         40
                     Gain on sale of credit card receivables.................................................   (1,931)         -
                     Write-down of other real estate owned...................................................       73          -
                     Non-employee directors compensation expense.............................................      116        119
                     Deferred income taxes...................................................................     (720)     1,038
                     Originations of mortgage loans held for sale............................................  (30,927)   (44,952)
                     Proceeds from sales of mortgage loans held for sale.....................................   31,745     49,435
                     Other, net..............................................................................     (283)     3,220
                                                                                                              -------------------
                       NET CASH PROVIDED BY OPERATING ACTIVITIES.............................................   $8,267    $17,362
                                                                                                              -------------------
CASH FLOWS
FROM            Proceeds from maturities of securities available for sale....................................  $39,480    $60,879
INVESTING       Proceeds from maturities of securities held to maturity......................................    1,095        283
ACTIVITIES      Proceeds from sales of securities available for sale.........................................   61,744     84,057
                Purchase of securities held to maturity......................................................   (8,243)         -
                Purchase of securities available for sale.................................................... (126,784)  (405,820)
                Net decrease in federal funds sold and other short-term investments..........................    5,698      6,785
                Net (increase) decrease in interest earning deposits in banks................................       16        (56)
                Proceeds from the sale of consumer finance loans and leases..................................      663          -
                Proceeds from the sale of credit card receivables............................................   15,457          -
                Loans made to customers and principal collection of loans, net...............................   (4,245)   (20,309)
                Proceeds from the sale of premises and equipment.............................................       28        553
                Purchases of premises and equipment..........................................................   (1,144)      (730)
                                                                                                              -------------------
                       NET CASH REQUIRED FOR INVESTING ACTIVITIES............................................ ($16,235) ($274,358)
                                                                                                              -------------------
CASH FLOWS
FROM            Net decrease in demand deposits and savings accounts.........................................  ($5,080)  ($31,901)
FINANCING       Net increase (decrease) in time deposits.....................................................   (4,122)    50,307
ACTIVITIES      Net increase (decrease) in short-term borrowings.............................................      (83)   165,007
                Proceeds from long-term borrowings...........................................................   44,000     71,500
                Payment of long-term borrowings..............................................................  (14,052)      (451)
                Dividends paid...............................................................................   (2,290)    (2,270)
                Proceeds from exercise of incentive stock options............................................      845         87
                                                                                                              -------------------
                       NET CASH PROVIDED BY FINANCING ACTIVITIES.............................................  $19,218   $252,279
                                                                                                              -------------------
                Net change in cash and cash equivalents......................................................  $11,250    ($4,717)
                                                                                                              -------------------
                Cash and cash equivalents:
                  Beginning of year..........................................................................   87,740    101,082
                                                                                                              -------------------
                  End of period..............................................................................  $98,990    $96,365
                                                                                                              ===================
SUPPLEMENTAL
DISCLOSURES OF  Cash payments for:
CASH FLOW         Interest paid to depositors................................................................  $18,710    $16,660
INFORMATION       Interest paid on borrowings................................................................    9,823      5,715
                  Income taxes paid..........................................................................    2,207      1,829

NON-CASH
ACTIVITIES      Other real estate acquired in settlement of loans............................................      306        460


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

Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the "Company") for the year ended December 31, 1996.

NOTE 2 - EARNINGS PER SHARE

Earnings per share is based on dividing net income by the weighted average number of shares of common stock outstanding during the periods, adjusted for common stock equivalents. Common stock equivalents consist of shares issuable under options granted pursuant to stock plans. The fully dilutive effect of common stock equivalents on earnings per share was less than three percent for all periods presented (see Note 5).

NOTE 3 - SECURITIES

A summary of securities at March 31, 1997 and December 31, 1996 were as follows:

                                                           Gross         Gross
                                            Amortized    Unrealized    Unrealized         Fair
                                              Cost         Gains         Losses          Value
                                           ------------------------------------------------------
                                                               (in thousands)
At March 31, 1997
 Securities Available for Sale:
  U.S. Treasury                            $   97,955      $  215         ($741)       $   97,429
  U.S. Government agencies                    138,748          72        (5,180)          133,640
  Mortgage-backed securities                  268,075       2,914        (3,284)          267,705
  State and political subdivisions            618,092       1,345       (11,914)          607,523
  Corporate obligations and other              52,649          80          (226)           52,503
                                           ------------------------------------------------------
   Total Securities Available for Sale     $1,175,519      $4,626      ($21,345)       $1,158,800
                                           ======================================================


  Securities Held to Maturity:
   U.S. Treasury                               $1,761      $    0          ($13)       $    1,748
   State and political subdivisions             4,860          72           (32)            4,900
   Corporate obligations and other              3,005           -             -             3,005
                                           ------------------------------------------------------
    Total Securities Held to Maturity      $    9,626      $   72          ($45)       $    9,653
                                           ------------------------------------------------------
          Total Securities                 $1,185,145      $4,698      ($21,390)       $1,168,453
                                           ======================================================

At December 31, 1996
 Securities Available for Sale:
  U.S. Treasury                            $   98,746      $  494         ($429)       $   98,811
  U.S. Government agencies                    133,768         168        (3,676)          130,260
  Mortgage-backed securities                  547,765       2,494        (5,201)          545,058
  State and political subdivisions            263,341       4,545        (1,330)          266,556
  Corporate obligations and other              98,098         223          (655)           97,666
                                           ------------------------------------------------------
   Total Securities Available for Sale     $1,141,718      $7,924      ($11,291)       $1,138,351
                                           ======================================================

 Securities Held to Maturity:
  U.S. Treasury                            $    1,647      $    5           ($4)       $    1,648
  State and political subdivisions              5,504          92           (11)            5,585
  Corporate obligations and other               3,217           5             -             3,222
                                           ------------------------------------------------------
   Total Securities Held to Maturity       $   10,368      $  102          ($15)       $   10,455
                                           ------------------------------------------------------
         Total Securities                  $1,152,086      $8,026      ($11,306)       $1,148,806
                                           ======================================================

NOTE 4 - LONG-TERM BORROWINGS

On March 25, 1997, the Company issued $40 million of capital securities through AMCORE Capital Trust I (the "Trust"), a statutory business trust, of which all common securities are owned by the Company. The capital securities pay cumulative cash distributions semiannually at an annual rate of 9.35%. The securities are redeemable from March 25, 2007 until March 25, 2017 at a declining rate of 104.6750% to 100.0% of the principal amount. After March 25, 2017, they are redeemable at par until June 15, 2027 when redemption is mandatory. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. The proceeds of the capital securities were invested by the Trust in junior subordinated debentures of the Company. The Company guarantees the capital securities through the combined operation of the debentures and other related documents. The Company's obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Company.

Several of the Company's subsidiary banks borrow from the Federal Home Loan Bank (FHLB) in connection with the purchase of mortgage-backed securities for the investment leveraging program. The current balance of these borrowings is $173,250,000 with an average maturity of 2.3 years, and a weighted average borrowing rate of 5.93%.

Scheduled reductions of long-term borrowings are as follows:
==============================================================================
(in thousands)                                                        Total
------------------------------------------------------------------------------
1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  78,900
1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       39,326
1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       25,602
2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30,380
2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          429
Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . .       40,442
------------------------------------------------------------------------------
     SUB-TOTAL . . . . . . . . . . . . . . . . . . . . . . . . .    $ 215,079
Less current portion of FHLB borrowings. . . . . . . . . . . . .      (84,000)
------------------------------------------------------------------------------
     TOTAL LONG-TERM BORROWINGS. . . . . . . . . . . . . . . . .    $ 131,079
==============================================================================

Other long term borrowings principally include a non interest bearing note from the January, 1993 acquisition of a local collection agency. The note requires annual payments of $444,000 through 2002. The note was discounted at an interest rate of 8.0%

NOTE 5 - NEW ACCOUNTING STANDARD

The Financial Accounting Standards Board has recently issued FAS No. 128 "Earning per Share". This statement requires the presentation of basic earning per share (EPS) and diluted EPS for all income statement periods presented in the financial statements. Basic EPS is computed by dividing income available to common shareholders by the weighted average shares outstanding. Diluted EPS is computed similar to basic EPS except the denominator is increased to include the number of additional shares that could be outstanding if potential diluted shares were issued.

Previous accounting standards did not require presentation of diluted EPS if the dilution was less than three percent. The dilutive effect of AMCORE's option program has been less than three percent and accordingly not presented on the financial statements. The presentation as required by FAS 128 would be as follows:

                                                 Quarter Ended March 31,
                                                 -----------------------
                                                    1997        1996
                                                    ----        ----

Basic earnings per share                           $ 0.48      $ 0.40
Diluted earnings per share                         $ 0.47      $ 0.39

                            AMCORE FINANCIAL, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's discussion and analysis focuses on the significant factors which affected AMCORE Financial, Inc. and subsidiaries ("AMCORE") Consolidated Balance Sheet as of March 31, 1997 as compared to December 31, 1996 and the results of operations for the three months ended March 31, 1997 as compared to the same period in 1996. This discussion is intended to be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

This 10-Q contains and incorporates by reference certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of AMCORE. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated, projected, forecast, estimated or budgeted in such forward-looking statements include, among others, the following possibilities:
(i) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new and existing competitors; (ii) adverse state and federal legislation and regulation; (iii) failure to obtain new customers or retain existing customers; (iv) inability to carry out marketing and/or expansion plans; (v) loss of key executives; (vi) changes in interest rates; (vii) general economic and business conditions which are less favorable than expected; (viii) unanticipated changes in industry trends; and (ix) changes in Federal Reserve Board Monetary policies.

OVERVIEW OF OPERATIONS

AMCORE reported record first quarter net income of $6.9 million, an increase of 21.8% when compared to the $5.6 million during the first quarter of 1996. Earnings per share increased 20.0% to $.48 per share in the first three months of 1997 when compared to $.40 per share during the comparable period in 1996. AMCORE's return on average equity increased to 12.54% in 1997 when compared to the 10.77% recorded in the first quarter of 1996. The return on average assets also increased to .98% in 1997 versus .92% in 1996.

The primary factors contributing to the improved earnings performance included an increase in net interest income resulting from earning asset growth, double digit growth in non-interest revenue and restrained expense growth. These factors were partially offset by an increase in the provision for loan losses related to higher charge-offs at the consumer finance subsidiary and general strengthening of the allowance for loan losses.

On April 18, 1997, AMCORE entered the interstate banking arena upon completing its acquisition of First National Bancorp, Inc. ("FNB") located in Monroe, Wisconsin. AMCORE issued 1,881,524 shares of common stock to the FNB shareholders to effect the merger.

FNB has approximately $219 million of assets and five locations. The transaction will be accounted for as a pooling of interests.

AMCORE plans to further broaden its position in southern Wisconsin later this year when it hopes to finalize the acquisition of Country Bank Shares Corporation of Mount Horeb, Wisconsin ("Country"). Country has approximately $300 million in assets and nine locations. On January 30, 1997, AMCORE and Country announced a definitive agreement and plan of merger.

AMCORE views these acquisitions as a means of expanding within its geographic area and anticipates that they will contribute favorably to future results. AMCORE anticipates that in the future, it will have the opportunity to acquire other successful financial institutions.

On March 25, 1997, AMCORE issued $40 million of capital securities through AMCORE Capital Trust I, a statutory business trust, which is wholly owned by AMCORE. The capital securities pay cumulative cash distributions semiannually at an annual rate of 9.35%. The securities are redeemable from March 25, 2007 until March 25, 2017 at a declining rate of 104.6750% to 100.0% of the principal amount. After March 25, 2017, they are redeemable at par until June 15, 2027 when redemption is mandatory. The proceeds of the issue will be used to repay in full the parent company term debt, repay in full long term borrowings of the above mentioned acquisitions, and for general corporate purposes. The capital securities qualify as Tier I capital for regulatory capital purposes.

AMCORE continues to be "well capitalized" as defined by regulatory guidelines. At March 31, 1997, the company's total capital to risk weighted assets was 15.58%.

EARNINGS ANALYSIS

The analysis below discusses by major components the changes in net income when comparing the three months ended March 31, 1997 and 1996.

NET INTEREST INCOME

Net interest income is the difference between income earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. The interest income on certain loans and municipal securities is not subject to federal income tax. For analytical purposes, the interest income and rates on these types of assets are adjusted to a "fully taxable equivalent" basis. The fully taxable equivalent adjustment was calculated using the statutory federal income tax rate of 35%. Adjusted interest income is as follows (in thousands):

                                                Quarter Ended         Quarter Ended
                                                March 31, 1997        March 31, 1996

Interest Income Book Basis                         $ 51,116              $ 44,637
Taxable Equivalent Adjustment                         1,956                 1,697
                                                   --------              --------

Interest Income Taxable
Equivalent Basis                                     53,072                46,334
Interest Expense                                     28,755                24,041
                                                   --------              --------

Net Interest Income Taxable
Equivalent Basis                                   $ 24,317              $ 22,293
                                                   ========              ========

Net interest income on a fully taxable equivalent basis increased $2.0 million or 9.1% during the first quarter of 1997 over the same period in 1996. The improvement in net interest income results mainly from a 17.6% increase in average earning assets which was partially offset by a narrowing of the interest rate spread.

The growth in average earning assets can be attributed to strong loan growth and increased levels of investment securities related to the investment leveraging program. Average loans increased $162.8 million or 12.6% when comparing the first quarters of 1997 and 1996. The investment leveraging program, which is designed to better utilize capital, increased approximately $276 million on average. This program contributed approximately $1.9 million to net interest income during the first quarter of 1997, an increase of $1.0 million when compared to the same period in 1996. The program is funded primarily through the use of repurchase agreements and Federal Home Loan Bank borrowings. The proceeds of these borrowings are invested principally in mortgage-backed and U.S. government agency securities.

The net interest spread is the difference between the average rates on interest-earning assets and the average rates on interest-bearing liabilities. The interest rate margin represents net interest income divided by average earning assets. These ratios can also be used to analyze net interest income. Since a significant portion of the Company s funding is derived from interest-free sources, primarily demand deposits and total stockholders equity, the effective rate paid for all funding sources is lower than the rate paid on interest-bearing liabilities alone.

As the table below indicated, the interest rate spread decreased 32 basis points to 2.97% in the first quarter of 1997 when compared to the 3.29% during the same period in 1996. The net interest margin was 3.60% during the first quarter of 1997, a decrease of 29 basis points from the comparable period in 1996. The interest rate spread on the investment securities included in the investment leveraging program was 145 and 138 basis points for the quarter ended March 31, 1997 and 1996, respectively. The interest rate spread on all other earning assets was 3.38% and 3.54% during the comparable periods. As a result, the effect of the leveraging program accounted for 16 basis of the decline in the interest rate spread. The net interest margin was also negatively impacted by the investment leveraging program and represented 22 basis points of the decline in the net interest margin.

                                                           Three Months Ended                             Three Months Ended
                                                             March 31, 1997                                 March 31, 1996
                                                  ----------------------------------------------------------------------------------
                                                   Average                     Average           Average                     Average
                                                   Balance       Interest       Rate             Balance        Interest       Rate
                                                  ----------     --------      ------           ----------      --------       -----
Assets
------
Interest-Earning Assets:
  Taxable Securities                              $  945,451      $16,072       6.81%           $  729,390       $12,114       6.65%
  Tax-exempt securities (1)                          266,961        5,394       8.08%              233,599         4,646       7.96%
                                                  ----------------------------------------------------------------------------------
    Total Securities (2)                           1,212,412       21,466       7.09%              962,989        16,760       6.96%
  Mortgage loans held for sale (3)                     8,924          136       6.10%               10,463           185       7.07%
  Loans (1) (4)                                    1,454,672       31,016       8.56%            1,291,853        28,621       8.82%
  Other earning assets                                 6,985           96       5.50%               15,636           195       4.93%
  Fees on mortgage loans held for sale (3)                 -          358          -                     -           573          -
                                                  ----------      -------      ------           ----------       -------       -----
       Total Interest-Earning Assets              $2,682,993      $53,072       7.93%           $2,280,941       $46,334       8.10%
Noninterest-Earning Assets:
  Cash and Due from Banks                             77,536                                        85,782
  Other Assets                                       102,843                                       115,532
  Allowance for Loan Losses                          (15,467)                                      (13,108)
                                                  ----------                                    ----------
       Total Assets                               $2,847,905                                    $2,469,147
                                                  ==========                                    ==========

Liabilities and Stockholders' Equity
------------------------------------
Interest-Bearing Liabilities:
  Interest-bearing demand and savings deposits    $  568,747      $ 3,446       2.46%              585,721       $ 3,535       2.43%
  Time Deposits                                    1,038,978       15,041       5.87%              942,075        13,734       5.86%
                                                  ----------      -------      ------           ----------       -------       -----
    Total interest-bearing deposits                1,607,725       18,487       4.66%            1,527,796        17,269       4.53%
  Short-Term Borrowings                              605,623        8,439       5.59%              330,577         4,507       5.40%
  Long-Term Debt                                     123,095        1,666       5.49%              134,737         2,156       6.44%
  Other                                                6,455          163      10.24%                5,273           109       8.31%
                                                  ----------      -------      ------           ----------       -------       -----
  Total Interest-Bearing Liabilities              $2,342,898      $28,755       4.96%            1,998,383       $24,041       4.81%
Noninterest-Bearing Liabilities:
  Demand Deposits                                    254,584                                       236,604
  Other Liabilities (3)                               28,731                                        23,977
                                                  ----------                                    ----------
       Total Liabilities                          $2,626,213                                    $2,258,964
Stockholders' Equity (3)                             221,692                                       210,183
                                                  ----------                                    ----------
       Total Liabilities and
       Stockholders' Equity                       $2,847,905                                    $2,469,147
                                                  ==========                                    ==========
       Net Interest Income                                        $24,317                                        $22,293
                                                                  =======                                        =======
       Net Interest Spread                                                      2.97%                                          3.29%
                                                                                =====                                          =====
       Interest Rate Margin                                                     3.60%                                          3.89%
                                                                                =====                                          =====

Notes:
  (1) The interest on tax-exempt investment securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
  (2) The average balance has been adjusted to exclude the effect of Statement of Financial Accounting Standards No. 115.
  (3) The yield-related fees recognized from the origination of mortgage loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
  (4) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees.

The level of net interest income is the result of the relationship between total volume and mix of interest-earning assets and the rates earned, and the total volume and mix of interest-bearing liabilities and the rates paid. The rate and volume components associated with interest-earning assets and interest-bearing liabilities are segregated in the table above to analyze the changes in net interest income. Because of changes in the mix of the components of interest-earning assets and interest-bearing liabilities, the computations for each of the components do not equal the calculation for interest-earning assets as a total and interest-bearing liabilities as a total. The table below presents an analysis of the changes in net interest income.

                                                                             Three Months Ended
                                                                       March 31,  1997 / March 31,  1996
                                                                                (in thousands)
                                                        ---------------------------------------------------------
                                                                                                        Total Net
                                                        Increase (Decrease)     Due to Change In        Increase
                                                           Average Volume         Average Rate         (Decrease)
                                                        ---------------------------------------------------------
Interest Income:
     Taxable Securities                                        $3,733                 $225               $3,958
     Tax-Exempt Securities (1)                                    674                   74                  748
                                                        ---------------------------------------------------------
       Total Securities (2)                                     4,407                  299                4,706
     Mortgage Loans Held for Sale                                 (25)                 (24)                 (49)
     Loans  (1) (4)                                             3,568               (1,173)               2,395
     Other earning assets                                        (117)                  18                  (99)
     Fees on mortgage loans held for sale (3)                    (169)                 (46)                (215)
                                                        ---------------------------------------------------------
     Total Interest-Earning Assets                             $7,992              ($1,254)              $6,738
                                                        ---------------------------------------------------------

Interest Expense:
     Interest-bearing demand and savings deposits               ($103)                 $14                 ($89)
     Time Deposits                                              1,403                  (96)               1,307
                                                        ---------------------------------------------------------
       Total interest-bearing deposits                            923                  295                1,218
     Short-Term Borrowings                                      3,815                  118                3,933
     Long-Term Debt                                              (175)                (315)                (490)
     Other                                                         27                   27                   54
                                                        ---------------------------------------------------------
     Total Interest-Bearing Liabilities                        $4,590                 $125               $4,715
                                                        ---------------------------------------------------------

     Net Interest Margin / Net Interest Income (FTE)           $3,402              ($1,379)              $2,023
                                                        =========================================================

     The above table shows the changes in interest income (tax equivalent) and interest expense attributable to volume and rate variances. The change in interest income (tax equivalent) due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

     (1) The interest on tax-exempt investment securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
     (2) The average balance has been adjusted to exclude the effect of Statement of Financial Accounting Standards No. 115.
     (3) The yield-related fees recognized from the origination of mortgage loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
     (4) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees.

The change in net interest income due to change in average volume results from a 12.6% increase in average loans and 25.9% growth in average investment securities. The positive effects of these increases were partially offset by the 56.6% increase in average borrowings used to fund the investment leveraging program.

The decrease in net interest income due to changes in average rates resulted as the yield on earning assets declined 17 basis points when comparing the first quarter of 1997 and 1996. The decline is mainly a result of average investment securities, which typically have a lower yield, increasing at a faster rate than average loans. Average investment securities represented 45.2% of average earning assets in 1997 versus 42.2% in 1996. The rate paid on average total interest-bearing liabilities increased 15 basis points in 1997 as average total borrowings, which had a higher cost than other average total interest-bearing liabilities, increased to represent 31.1% of average total interest-bearing liabilities in 1997 versus 23.3% in 1996.

PROVISION FOR LOAN AND LEASE LOSSES

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

The provision for loan and lease losses was $1.8 million during the first quarter of 1997 an increase of $957,000 from the same period in 1996. The increase in provisions relates to a $403,000 or 58.0% increase in net charge-offs, mainly at the consumer finance subsidiary, and general strengthening of the allowance for loan and lease losses. The allowance for loan losses as a percent of total loans was 1.09% and 1.03% at March 31, 1997 and December 31, 1996, respectively.

Annualized net charge-offs to average loans were .30% in the first quarter of 1997 and .22% during the same period of 1996. Excluding the net charge-off at the consumer finance subsidiary, whose loans are priced for a higher level of risk than those of the banking subsidiaries, the ratio would have been .17%, or a decrease of 5 basis points.

NON-INTEREST INCOME

Total non-interest income was $11.1 million in the first quarter of 1997, an increase of $2.1 million or 23.7% from the same period in 1996. The first quarter included a $1.9 million gain on the sale of most of the company's credit card receivables and a $742,000 reduction in mortgage revenue resulting from the write down of mortgage servicing rights as required by FAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments in Liabilities" which was effective January 1, 1997. Excluding these two items, non-interest income increased 10.4% over the same period in 1996.

Trust and asset management income increased 15.2% or $492,000 to total of $3.7 million for the first three months of 1997 versus the same period in 1996. Mutual Fund assets increased to $725 million in the Vintage family of funds, an increase of 27.4% from March 31, 1996. The AMCORE Vintage Equity Fund recently received its third consecutive five star rating from Morningstar.

Mortgage revenues, excluding the previously mentioned charge for the adoption of FAS No. 125, increased $254,000 or 34.7%. The increase relates mainly to higher servicing revenue.

Insurance revenues increased $194,000 to $448,000 when compared to the first quarter of 1996. The increase results from a combination of a 13.6% increase in sales of credit life insurance and a change to recording insurance revenue gross prior to deductions for related expenses.

OPERATING EXPENSES

Operating expenses totaled $22.2 million for the first quarter of 1997, an increase of $1.2 million or 5.8% over the first quarter of 1996. The efficiency ratio improved by 4.4% to 62.8% from 67.2% in the first quarter of 1996. This occurred as revenues growth out paced expense growth. The growth in non-interest expense related primarily to increases in compensation and professional fees expenses.

Compensation expenses increased $1.1 million or 12.2% when compared to the first quarter of 1996 to total $10.1 million for the first quarter of 1997. The increase relates primarily to annual merit increases and accrual for a former executive's severance.

Professional fees totaled $882,000 for the first quarter of 1997, an increase of $274,000 or 45.1%. The increase relates to legal and consulting fees.

INCOME TAXES

Income tax expense increased $479,000 to $2.5 million for the first quarter of 1997. The increase is due primarily to the increase in income before taxes as the effective tax rate of 26.9% was virtually unchanged from the same period in 1996.

BALANCE SHEET REVIEW

Total assets were $2.8 billion at March 31, 1997, an increase of $20.6 million or 2.9% annualized from December 31, 1996. Total loans and total deposits decreased $11.4 million and $9.2 million, respectively, from December 31, 1996. The decrease in loans is attributable to the sale of most of the company's credit card receivables and student loans totaling approximately $17.4 million. The decrease in deposits results mainly from a reduction of $11.3 million in brokered CD's related to the reduced funding need as a result of loan sales.

As previously mentioned, AMCORE issued $40 million of capital trust securities on March 25, 1997. The proceeds from these securities were used to pay off in full the term debt of the parent company. The remaining proceeds will be used to pay off the debt of pending acquisitions and general corporate purposes.

ASSET QUALITY REVIEW

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses was $15.7 million at March 31,1997, an increase of $748,000 from December 31, 1996. The allowance represented 1.09% of total loans and 101.3% of non-performing loans at March 31, 1997. The comparable ratios were 1.03% and 152.4% at December 31, 1996.

Net charge-offs were $1.1 million during the first quarter of 1997 versus $695,000 for the same quarter of 1996. The increase relates primarily to increased charge-offs at the consumer finance subsidiary related to satellite receivables. AMCORE anticipates the higher level of charge-offs related to satellite receivables to continue in the second quarter of 1997.

An analysis of the allowance for loan losses as of March 31, 1997 and 1996 is presented below:

                                                For the Three Months Ended
                                                --------------------------
                                           March 31, 1997        March 31, 1996
                                           --------------        --------------
Balance at beginning of period                 $14,996               $13,061
Charge Offs:
       Commercial loans & leases                    90                   259
       Real estate loans                            59                   206
       Installment loans                         1,089                   428
       Credit card loans                           189                   124
                                               -------               -------
                                                 1,427                 1,017
Recoveries:
       Commercial loans & leases                   137                   119
       Real estate loans                             8                     8
       Installment loans                           165                   181
       Credit card loans                            19                    14
                                               -------               -------
                                                   329                   322
Net Charge-Offs                                  1,098                   695
Provision charged to expense                     1,846                   889
                                               -------               -------
Balance at end of period                       $15,744               $13,255
                                               =======               =======
Ratio of net-charge-offs during the
period to average loans outstanding
during the period (1)                             0.30%                 0.22%
                                               =======               =======

(1) On an annualized basis

Approximately half of the $1.3 million increase in loans 90 days or more past due relates to the satellite dish financing program at the consumer finance subsidiary.

NON-PERFORMING ASSETS

Non-performing assets increased $5.8 million from December 31, 1996 to $16.2 million at March 31, 1997. A large agricultural credit of $5.4 million was classified to non-accrual in the first quarter. AMCORE anticipates the security behind this loan will minimize loss exposure so as not to have a material adverse effect on future performance. Non-performing assets as of March 31, 1997 and December 31, 1996 are presented below.

                                                    March 31,      December 31,
                                                       1997            1996
                                                       ----            ----
Non-accrual loans and leases                         $15,168         $ 9,556
Restructured loans and leases                            381             283
                                                     -------         -------
  Total non-performing loans and leases              $15,549         $ 9,839
                                                     =======         =======
Other real estate owned                                  656             595
                                                     -------         -------
  Total non-performing assets                        $16,205         $10,434
                                                     =======         =======

Loans 90 days or more past due and still accruing    $ 4,521         $ 3,181


CAPITAL MANAGEMENT

Total stockholder's equity was $218.1 million at March 31, 1997, a decrease of $2.5 million from December 31, 1996. The decrease is the result in an $8.0 million downward adjustment to the market value of securities available for sale. The book value per share of AMCORE common stock was $15.24 at March 31, 1997. AMCORE declared a $.16 per share dividend during the first quarter of 1997.

AMCORE is considered "well capitalized" based on regulatory guidelines. The previously mentioned $40 million of trust capital securities issued during the first quarter are considered Tier I capital for regulatory purposes and caused an increase in all regulatory capital ratios. AMCORE's leverage ratio was 9.04% at March 31, 1997. AMCORE's ratio of Tier I capital at 14.99% and total risk based capital of 15.92% significantly exceed the regulatory minimum as indicated in the table below.

                                           March 31, 1997                March 31, 1996
                                           --------------                --------------

                                         Amount        Ratio           Amount        Ratio
                                         ------        -----           ------        -----
                                                       (Dollars in thousands)

Tier I Capital                         $  256,251      14.99%        $  193,817      12.51%
Tier I Capital Minimum                     68,360       4.00%            61,993       4.00%
                                       ----------      ------        ----------      ------
Amount in Excess of Minimum            $  187,891      10.99%        $  131,824       8.51%
                                       ==========      ======        ==========      ======
Total Capital                          $  271,995      15.92%        $  207,072      13.36%
Total Capital Minimum                     136,720       8.00%           123,986       8.00%
                                       ----------      ------        ----------      ------
Amount in Excess of Minimum            $  135,275       7.92%        $   83,086       5.36%
                                       ==========      ======        ==========      ======
Risk adjusted assets                   $1,708,997                    $1,549,820
                                       ==========                    ==========

                                   PART II


ITEM 4.  Submission of Matters to a Vote of Security Holders

(a) AMCORE Financial, Inc. 1997 Annual Meeting of Stockholders was held on May 6, 1997.

(b) Proxies were solicited by AMCORE Financial, Inc. management for the purpose of electing four Class II directors whose term will expire in 2000. The following individuals were elected as Class II directors:

             Name                      Votes For       Votes Withheld
             ----                      ---------       --------------

             Milton  R. Brown          11,942,365      105,998
             Carl J. Dargene           11,910,130      138,233
             Richard C. Dell           11,325,482      722,881
             William R. McManaman      11,941,329      107,034

(c) Proxies were solicited by AMCORE Financial, Inc. management to ratify the appointment of McGladrey & Pullen, LLP as independent auditors. The appointment of McGladrey & Pullen, LLP was ratified, via 11,839,251 votes for, 81,456 votes against and 127,656 votes abstaining the ratification of the appointment.

ITEM 6.  Exhibits and Reports on Form 10-Q                                Page
                                                                          ----

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

    10.4 Commercial Paper Placement Agreement dated November 10, 1995 with M&I Marshall and Ilsley Bank (Incorporated by reference to Exhibit 10.6 to AMCORE's Annual Report on Form 10-K for the year ended December 31, 1995).

    10.5* Executive Insurance Agreement dated March 1, 1996 between AFI and the following executives: Robert J. Meuleman, and James S. Waddell (Incorporated by reference to Exhibit
             10.6 of the Company's Form 10-Q for the quarter ended March 31, 1996).

    10.6 Indenture, dated as of March 25, 1997, between the Company and The First National Bank of Chicago
             (incorporated herein by reference to Exhibit 4.1 of the Company's registration statement on Form S-4, Registration No. 333-25375).

    10.7 Form of New Guarantee between the Company and The First National Bank of Chicago (incorporated herein by reference to Exhibit 4.7 of the Company's registration statement on Form S-4, Registration No. 333-25375).

    22 1997 Notice of Annual Meeting of Stockholders and Proxy Statement (Incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10 K for the year ended December 31, 1996).

    27       Financial Data Schedule

    99 Additional exhibits - Press releases dated April 22, 1997 and May 2, 1997.

      (b) One report on Form 8-K was filed with the Commission on April 30, 1997 announcing the consummation of the merger with First National Bancorp, Inc. on April 18, 1997. (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on April 30, 1997.)

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AMCORE Financial, Inc.

                                       (Registrant)



Date:  May 15, 1997





                                        /s/ John R. Hecht
                                       ----------------------------------
                                       John R. Hecht
                                       Senior Vice President and Chief
                                       Financial Officer
                                       (Duly authorized officer of the
                                       registrant and principal financial
                                       officer)