Form 10-Q
period 1997-06-30
AMCORE FINANCIAL INC
filed 1997-08-14
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10 Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997


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

Yes X    No

The number of shares outstanding of the registrant's Common stock, par value $.33 per share, at July 31, 1997 was 17,902,012 shares.








Index of Exhibits on Page 21                                   Page 1

                            AMCORE FINANCIAL, INC.

                         Form 10-Q Table of Contents


PART I                                                         Page Number
------                                                         -----------

ITEM 1   Financial Statements

         Consolidated Balance Sheets as of June 30, 1997 and
             December 31, 1996 . .  .  . . . . . .  . . . . . . .   3

         Consolidated Statements of Income for the Three
             and Six Months Ended June 30, 1997 and 1996  . . . .   4

         Consolidated Statements of Cash Flows for the Six
             Months Ended June 30, 1997 and 1996  . . . . . . . .   5

         Notes to Consolidated Financial Statements . . . . . . .   6

ITEM 2   Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . .   9

PART II
-------

ITEM 4   Submission of Matters to a Vote of Security Holders  . .  21

ITEM 6   Exhibits and Reports on Form 10-Q  . . . . . . . . . . .  21



Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

AMCORE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                                       June 30,      December 31,
(in thousands, except share data)                                                                        1997            1996
=================================================================================================================================
Assets         Cash and cash equivalents...........................................................    $106,061         $94,699
               Interest earning deposits in banks..................................................         867             169
               Federal funds sold and other short-term investments.................................       6,567          14,370
               Mortgage loans held for sale........................................................      14,049          11,436
               Securities available for sale.......................................................  $1,402,189      $1,161,432
               Securities held to maturity (fair value of $10,831 in 1997; $45,549 in 1996)........      10,791          44,880
                                                                                                     --------------------------
                    Total securities...............................................................  $1,412,980      $1,206,312
               Loans and leases, net of unearned income............................................   1,655,188       1,601,206
               Allowance for loan and lease losses.................................................     (17,309)        (16,706)
                                                                                                     --------------------------
                    Net loans and leases...........................................................  $1,637,879      $1,584,500
               Premises and equipment, net.........................................................      47,708          49,188
               Intangible assets, net..............................................................      11,682          12,678
               Other real estate owned.............................................................         823             631
               Other assets........................................................................      62,722          56,260
                                                                                                     --------------------------
                    TOTAL ASSETS...................................................................  $3,301,338      $3,030,243
                                                                                                     ==========================

Liabilities    LIABILITIES
And            Demand deposits.....................................................................    $759,996        $755,204
Stockholders'  Savings deposits....................................................................     149,964         159,321
Equity         Other time deposits.................................................................   1,213,882       1,167,744
                                                                                                     --------------------------
                    Total deposits.................................................................  $2,123,842      $2,082,269
               Short-term borrowings...............................................................     747,299         545,624
               Long-term borrowings................................................................     139,145         125,236
               Other liabilities...................................................................      41,861          37,975
                                                                                                     --------------------------
                    TOTAL LIABILITIES..............................................................  $3,052,147      $2,791,104
                                                                                                     --------------------------

               STOCKHOLDERS' EQUITY
               Preferred stock, $1 par value:  authorized 10,000,000 shares;
                 issued none.......................................................................  $        -      $        -
               Common stock, $.33 par value:  authorized 30,000,000 shares;
                                     June 30,        December 31,
                                       1997               1996
                 Issued............ 16,808,219         16,754,806
                 Outstanding....... 16,242,383         16,094,088                                         5,603           5,603
                 Treasury..........    565,836            660,718                                        (3,849)         (4,908)
               Additional paid-in capital..........................................................      61,710          59,703
               Retained earnings...................................................................     187,033         181,414
               Deferred compensation non-employee directors........................................      (1,567)           (715)
               Net unrealized gain (loss) on securities available for sale, net of taxes...........         261          (1,958)
                                                                                                     --------------------------
                    TOTAL STOCKHOLDERS' EQUITY.....................................................    $249,191        $239,139
                                                                                                     --------------------------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................................  $3,301,338      $3,030,243
                                                                                                     ==========================


See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                         FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                                                             ENDED JUNE 30,        ENDED JUNE 30,
(in thousands, except per share data)                                                        1997      1996        1997      1996
==================================================================================================================================
Interest        Interest and fees on loans and leases...................................   $35,476   $32,577     $69,746   $64,394
Income          Interest on securities:
                  Taxable...............................................................    17,028    15,500      33,732    28,136
                  Tax-exempt............................................................     3,826     3,734       7,548     6,970
                                                                                         -----------------------------------------
                     TOTAL INCOME FROM SECURITIES.......................................   $20,854   $19,234     $41,280   $35,106
                                                                                         -----------------------------------------

                Interest on federal funds sold and other short-term investments.........       164       107         284       342
                Interest and fees on mortgage loans held for sale.......................       688       732       1,181     1,490
                Interest on deposits in banks...........................................        12         5          14         9
                                                                                         -----------------------------------------
                     TOTAL INTEREST INCOME..............................................   $57,194   $52,655    $112,505  $101,341
                                                                                         -----------------------------------------

Interest        Interest on deposits....................................................   $21,435   $20,091     $42,046   $39,433
Expense         Interest on short-term borrowings.......................................     8,629     6,234      17,137    10,756
                Interest on long-term borrowings........................................     2,306     2,693       3,992     4,907
                                                                                         -----------------------------------------
                     TOTAL INTEREST EXPENSE.............................................   $32,370   $29,018     $63,175   $55,096
                                                                                         -----------------------------------------

                     NET INTEREST INCOME................................................   $24,824   $23,637     $49,330   $46,245
                Provision for loan and lease losses.....................................     1,623       998       3,499     1,916
                                                                                         -----------------------------------------
                     NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES......   $23,201   $22,639     $45,831   $44,329
                                                                                         -----------------------------------------

                Trust and asset management income.......................................    $3,855    $3,651      $7,711    $7,002
Non-Interest    Service charges on deposits.............................................     1,844     1,772       3,579     3,503
Income          Mortgage revenues.......................................................     1,188     1,045       1,529     1,879
                Insurance revenues......................................................       508       375         956       634
                Collection fee income...................................................       547       564       1,172     1,146
                Gain on sale of credit card receivables.................................         -         -       1,931         -
                Other...................................................................     1,669     1,719       3,344     3,534
                                                                                         -----------------------------------------
                     NON-INTEREST INCOME, EXCLUDING NET REALIZED SECURITY GAINS.........    $9,611    $9,126     $20,222   $17,698
                Net realized security gains.............................................       154       255       1,014     1,019
                                                                                         -----------------------------------------
                     TOTAL NON-INTEREST INCOME..........................................    $9,765    $9,381     $21,236   $18,717

                Compensation expense....................................................   $10,861    $9,924     $21,576   $19,567
Operating       Employee benefits.......................................................     2,799     2,888       6,110     6,144
Expenses        Net occupancy expense...................................................     1,463     1,448       2,990     3,006
                Equipment expense.......................................................     4,588     1,885       6,443     3,795
                Professional fees.......................................................     2,287       669       3,243     1,324
                Advertising and business development....................................       758       690       1,382     1,286
                Amortization of intangible assets.......................................       512       523       1,024     1,045
                Other...................................................................     5,903     4,197      10,200     8,548
                                                                                         -----------------------------------------
                     TOTAL OPERATING EXPENSES...........................................   $29,171   $22,224     $52,968   $44,715
                                                                                         -----------------------------------------

                INCOME BEFORE INCOME TAXES..............................................    $3,795    $9,796     $14,099   $18,331
                Income taxes............................................................       668     2,686       3,451     4,970
                                                                                         -----------------------------------------
                     NET INCOME.........................................................    $3,127    $7,110     $10,648   $13,361
                                                                                         =========================================

                     EARNINGS PER COMMON SHARE..........................................     $0.20     $0.44       $0.66     $0.83
                     DIVIDENDS PER COMMON SHARE.........................................      0.16      0.16        0.31      0.30
                     WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.........................    16,220    16,035      16,199    16,017

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                      SIX MONTHS ENDED
                                                                                                           JUNE 30,
(in thousands)                                                                                        1997         1996
==========================================================================================================================
Cash Flows      NET INCOME.......................................................................    $10,648      $13,361
From            Adjustments to reconcile net income to net
Operating         cash provided by operating activities:
Activities           Depreciation and amortization of premises and equipment.....................      3,511        2,507
                     Amortization and accretion of securities, net...............................      1,019        2,293
                     Provision for loan and lease losses.........................................      3,499        1,916
                     Amortization of intangible assets...........................................      1,024        1,045
                     Gain on sale of securities available for sale...............................     (1,069)      (1,101)
                     Loss on sale of securities available for sale...............................         53           82
                     Purchase of trading securities..............................................          -         (536)
                     Proceeds from sale of trading securities....................................          -          536
                     Gain on sale of credit card receivables.....................................     (1,931)           -
                     Write-down of other real estate owned.......................................         73            -
                     Deferred compensation expense...............................................        110         (136)
                     Deferred income taxes.......................................................     (2,578)       1,182
                     Originations of mortgage loans held for sale................................    (77,843)     (99,716)
                     Proceeds from sales of mortgage loans held for sale.........................     75,230      105,763
                     Other, net..................................................................       (677)       1,556
                                                                                                  ------------------------
                       NET CASH PROVIDED BY OPERATING ACTIVITIES.................................    $11,069      $28,752
                                                                                                  ------------------------
Cash Flows
From            Proceeds from maturities of securities available for sale........................    $82,965     $101,074
Investing       Proceeds from maturities of securities held to maturity..........................      2,913        1,220
Activities      Proceeds from sales of securities available for sale.............................     95,125      105,527
                Purchase of securities held to maturity..........................................     (9,733)      (3,576)
                Purchase of securities available for sale........................................   (374,215)    (491,367)
                Net decrease in federal funds sold and other short-term investments..............      7,803        7,727
                Net increase in interest earning deposits in banks...............................       (698)        (170)
                Proceeds from the sale of consumer finance loans and leases......................        633        2,044
                Proceeds from the sale of credit card receivables................................     15,457            -
                Loans made to customers and principal collection of loans, net...................    (71,839)     (85,716)
                Proceeds from the sale of premises and equipment.................................         96          585
                Purchases of premises and equipment..............................................     (2,404)      (1,811)
                                                                                                  ------------------------
                       NET CASH REQUIRED FOR INVESTING ACTIVITIES................................  ($253,867)   ($364,463)
                                                                                                  ------------------------
Cash Flows
From            Net decrease in demand deposits and savings accounts.............................    ($4,564)    ($30,248)
Financing       Net increase in time deposits....................................................     46,137       82,393
Activities      Net increase in short-term borrowings............................................    178,675      224,468
                Proceeds from long-term borrowings...............................................     51,500       74,500
                Payment of long-term borrowings..................................................    (14,663)      (2,361)
                Dividends paid...................................................................     (5,029)      (4,822)
                Issuance of common stock for employee incentive plans............................        429          190
                Issuance of treasury stock for employee incentive plans..........................      1,675          602
                                                                                                  ------------------------
                       NET CASH PROVIDED BY FINANCING ACTIVITIES.................................   $254,160     $344,722
                                                                                                  ------------------------
                Net change in cash and cash equivalents..........................................    $11,362       $9,011
                                                                                                  ------------------------
                Cash and cash equivalents:
                  Beginning of year..............................................................     94,699      107,805
                                                                                                  ------------------------
                  End of period..................................................................   $106,061     $116,816
                                                                                                  ========================
Supplemental
Disclosures of  Cash payments for:
Cash Flow         Interest paid to depositors....................................................    $42,288      $36,459
Information       Interest paid on borrowings....................................................     20,027       14,473
                  Income taxes paid..............................................................      5,719        4,626

Non-Cash
Activities      Other real estate acquired in settlement of loans................................        721          550
                Transfer of held to maturity securities to available for sale....................     31,018           --

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

The consolidated financial statements and the financial information have been restated to reflect the merger with First National Bancorp, Inc. ("FNB"), on April 18, 1997, which was accounted for using the pooling of interests method. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the "Company") for the year ended December 31, 1996.

NOTE 2 - EARNINGS PER SHARE

Earnings per share is based on dividing net income by the weighted average number of shares of common stock outstanding during the periods, adjusted for common stock equivalents. Common stock equivalents consist of shares issuable under options granted pursuant to stock plans. The fully-dilutive effect of common stock equivalents on earnings per share was less than three percent for all periods presented (see Note 5). Share data for all prior year periods presented have been restated to reflect the merger with FNB.

NOTE 3 - SECURITIES


A summary of securities at June 30, 1997 and December 31, 1996 were as follows:

                                                              Gross           Gross
                                               Amortized    Unrealized      Unrealized        Fair
                                                  Cost        Gains           Losses          Value
                                            ----------------------------------------------------------
                                                                  (in thousands)
At June 30, 1997
   Securities Available for Sale:
     U.S. Treasury                              $105,783         $443         ($330)         $105,896
     U.S. Government agencies                    262,371          206        (3,020)          259,557
     Mortgage-backed securities                  304,656        6,144        (2,117)          308,683
     State and political subdivisions            682,654        3,524        (4,436)          681,742
     Corporate obligations and other              46,298          151          (138)           46,311
                                            ----------------------------------------------------------
        Total Securities Available for Sale   $1,401,762      $10,468      ($10,041)       $1,402,189
                                            ==========================================================

   Securities Held to Maturity:
     U.S. Treasury                                $1,554      $     -           ($2)           $1,552
     State and political subdivisions              4,996           62           (20)            5,038
     Corporate obligations and other               4,241            -             -             4,241
                                            ----------------------------------------------------------
        Total Securities Held to Maturity        $10,791          $62          ($22)          $10,831
                                            ----------------------------------------------------------
                  Total Securities            $1,412,554      $10,530      ($10,063)       $1,413,020
                                            ==========================================================

At December 31, 1996
   Securities Available for Sale:
     U.S. Treasury                              $110,524         $579         ($437)         $110,666
     U.S. Government agencies                    144,168          183        (3,689)          140,662
     Mortgage-backed securities                  547,765        2,494        (5,201)          545,058
     State and political subdivisions            263,341        4,545        (1,330)          266,556
     Corporate obligations and other              98,922          223          (655)           98,490
                                            ----------------------------------------------------------
        Total Securities Available for Sale   $1,164,720       $8,024      ($11,312)       $1,161,432
                                            ==========================================================

   Securities Held to Maturity:
     U.S. Treasury                                $1,647           $5           ($4)           $1,648
     U.S. Government agencies                      5,684           61             -             5,745
     State and political subdivisions             11,413          103          (115)           11,401
     Mortgage-backed securities                   21,919          642           (50)           22,511
     Corporate obligations and other               4,217           27             -             4,244
                                            ----------------------------------------------------------
        Total Securities Held to Maturity        $44,880         $838         ($169)          $45,549
                                            ----------------------------------------------------------
                  Total Securities            $1,209,600       $8,862      ($11,481)       $1,206,981
                                            ==========================================================


Upon completion of the acquisition of First National Bancorp, Inc. ("FNB") of Monroe, Wisconsin on April 18, 1997, approximately $31,018,000 of FNB's held to maturity securities were transferred to available-for-sale as permitted by FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in order to make the portfolio consistent with AMCORE's investment objectives.

NOTE 4 - LONG-TERM BORROWINGS

On March 25, 1997, the Company issued $40 million of capital securities through AMCORE Capital Trust I ("Trust"), a statutory business trust. All of the common securities are owned by the Company. The capital securities pay cumulative cash distributions semiannually at an annual rate of 9.35%. The securities are redeemable from March 25, 2007 until March 25, 2017 at a declining rate of 104.6750% to 100.0% of the principal amount. After March 25, 2017, they are redeemable at par until June 15, 2027 when redemption is mandatory. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. The proceeds of the capital securities were invested by the Trust in junior subordinated debentures which represents all of the assets of the trust. The Company fully and unconditionally guarantees the capital securities through the combined operation of the debentures and other related documents. The Company's obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Company.

Several of the Company's subsidiary banks borrow from the Federal Home Loan Bank (FHLB) in connection with the purchase of mortgage-backed securities for the investment leveraging program. The current balance of these borrowings is $174,288,000 with an average maturity of 2.0 years, and a weighted average borrowing rate of 5.94%.

Scheduled reductions of long-term borrowings are as follows:
============================================================
 (in thousands)                                   Total
------------------------------------------------------------
 1997 . . . . . . . . . . . . . . . . . . . .    $ 73,932
 1998 . . . . . . . . . . . . . . . . . . . .      39,332
 1999 . . . . . . . . . . . . . . . . . . . .      25,609
 2000 . . . . . . . . . . . . . . . . . . . .      30,388
 2001 . . . . . . . . . . . . . . . . . . . .         438
 Thereafter  . . . . . .  . . . . . . . . . .      46,446
------------------------------------------------------------
      SUB-TOTAL  . . . .  . . . . . . . . . .    $216,145
 Less current portion of FHLB borrowings  . .     (77,000)
------------------------------------------------------------
      TOTAL LONG-TERM BORROWINGS  . . . . . .    $139,145
============================================================

Other long term borrowings include a non interest bearing note from the January 1993 acquisition of a local collection agency. The note requires annual payments of $444,000 through 2002. The note was discounted at an interest rate of 8.0%

NOTE 5 - NEW ACCOUNTING STANDARD

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

Previous accounting standards did not require presentation of diluted EPS if the dilution was less than three percent. The dilutive effect of AMCORE's option program has been less than three percent and accordingly not presented on the financial statements. The presentation as required by FAS 128 would be as follows:

                                           Quarter Ended June 30,            Year-to-Date Ended June 30,
                                           ----------------------            -----------------------
                                            1997             1996             1997             1996
                                            ----             ----             ----             ----
Basic earnings per share                   $0.20            $0.44            $0.66            $0.83
Diluted earnings per share                 $0.19            $0.44            $0.64            $0.82

                            AMCORE FINANCIAL, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's discussion and analysis focuses on the significant factors which affected AMCORE Financial, Inc. and subsidiaries ("AMCORE") Consolidated Balance Sheet as of June 30, 1997 as compared to December 31, 1996 and the results of operations for the three and six months ended June 30, 1997 as compared to the same periods in 1996. This discussion is intended to be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. All financial statements and information have been restated to reflect the April 18, 1997 merger with First National Bancorp, Inc. ("FNB") of Monroe, Wisconsin.

This 10-Q contains and incorporates by reference certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of AMCORE. These forward- looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated, projected, forecasted or estimated in such forward-looking statements include, among others, the following possibilities: (i) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new and existing competitors; (ii) adverse state and federal legislation and regulation; (iii) failure to obtain new customers or retain existing customers; (iv) inability to carry out marketing and/or expansion plans; (v) loss of key executives; (vi) changes in interest rates; (vii) general economic and business conditions which are less favorable than expected; (viii) unanticipated changes in industry trends; and (ix) changes in Federal Reserve Board Monetary policies.

OVERVIEW OF OPERATIONS

AMCORE's net income for the three months ended June 30, 1997 was $3.1 million, a decline of 56.0% from the $7.1 million in the 1996 comparable period. The decline was caused by $4.5 million of after-tax charges related to the Wisconsin bank mergers and the outsourcing of core bank data processing. Excluding these charges, second quarter net income would have been $7.6 million, an increase of 7.4%. The earnings for the six months ended June 30, 1997 were $10.6 million, a decline of $2.7 million or 20.3% from the $13.4 million reported in 1996. Excluding the previously mentioned second quarter charges, net income would have been $15.2 million, a 13.4% increase.

Earnings per share were $0.20 and $0.66 for the three and six month periods ended June 30, 1997. Excluding the charges, the second quarter earnings per share would have been $0.48, an increase of $0.04 from the same period in 1996. On the same basis, the earnings per share for the first six months of 1997 would have been $0.94, an increase of $0.11 from the comparable period in 1996.

The primary factors contributing to the second quarter improvement in earnings from operations were earning asset growth and consistent growth in the non-interest income. These factors were partially offset by an increased provision for loan losses related to charge-offs of satellite receivables at the consumer finance subsidiary.

During the second quarter, AMCORE engaged a national consulting firm to assist in securing an outsourcing arrangement for its core bank data processing. The anticipated benefits of outsourcing core bank data processing include year 2000 compliant systems, a standardized platform, current software release and technology, and an ability to assimilate acquisitions more quickly and less expensively. As a result of its decision, AMCORE recorded a $2.6 million after tax charge related to write-offs of obsolete software and equipment, severance for staff reductions and conversion costs. AMCORE anticipates modest cost reductions initially with future costs dependent on volume. More importantly the arrangement addresses the year 2000 and mainframe operating systems upgrade which had potential significant expenditures related to them.

On April 18, 1997, AMCORE entered the interstate banking arena upon completing its acquisition of FNB located in Monroe, Wisconsin. AMCORE issued 1,881,524 shares of common stock to the FNB shareholders to effect the merger. FNB has approximately $228 million of assets and five locations. The transaction was accounted for as a pooling of interests. Merger related charges of $1.4 million after-tax were recorded at closing related primarily to data processing integration, legal, accounting and investment banking fees.

On July 16, 1997, AMCORE expanded its presence in Wisconsin with the completion of the acquisition of Country Bank Shares Corporation ("Country"), Mt. Horeb, Wisconsin. AMCORE issued 1,646,278 shares of common stock to Country shareholders. The transaction will be accounted for as a pooling of interests. Acquisition expenses related to Country of $555,000 after-tax were recorded on AMCORE's books in the second quarter. Country has recorded after-tax merger related charges of approximately $1.9 million in the second quarter, however, the total after-tax charge of $2.5 million will not be fully reflected in AMCORE's consolidated earnings until they are restated in the third quarter. The Country merger charges relate to the closing of a duplicate facility in Belleville, Wisconsin, data processing integration expenses, legal, accounting and investment banking fees.

AMCORE announced the signing of a letter of intent with Investors Management Group, LTD ("IMG") of Des Moines, Iowa, on July 8, 1997. IMG is Iowa's largest independent asset management firm with more than $1.7 billion of assets under management. IMG's expertise in fixed income securities will complement AMCORE's award winning Vintage family of mutual funds to bring total assets under management to over $3.5 billion. The signing of a definitive agreement and closing are anticipated later in 1997.

AMCORE continues to be "well capitalized" as defined by regulatory guidelines. At June 30, 1997, the company's total capital to risk weighted assets was 15.16%.

EARNINGS ANALYSIS

The analysis below discusses by major components the changes in net income when comparing the three and six month periods ended June 30, 1997 and 1996.

NET INTEREST INCOME

Net interest income is the difference between income earned on interest earning assets and the interest expense incurred on interest bearing liabilities. The interest income on certain loans and municipal securities is not subject to federal income tax. For analytical purposes, the interest income and rates on these types of assets are adjusted to a "fully taxable equivalent" basis. The fully taxable equivalent adjustment was calculated using the statutory federal income tax rate of 35%. Adjusted interest income is as follows (in thousands):

                                                      For the Three Months                   For the Six  Months
                                                         Ended  June 30                        Ended  June 30
                                               -------------------------------------------------------------------
                                                     1997               1996               1997              1996
                                               ===================================================================
Interest Income Book Basis                         $57,194            $52,655           $112,505          $101,341
Taxable Equivalent Adjustment                        2,134              2,092              4,210             3,913
                                               -------------------------------------------------------------------

Interest Income Taxable Equivalent Basis            59,328             54,747            116,715           105,254
Interest Expense                                    32,370             29,018             63,175            55,096
                                               -------------------------------------------------------------------

Net Interest Income Taxable Equivalent Basis       $26,958            $25,729            $53,540           $50,158
                                               ===================================================================

Net interest income on a fully taxable equivalent basis increased $1.2 million or 4.8% during the second quarter of 1997 over the same period in 1996. The improvement in net interest income results mainly from a 7.8% increase in average earning assets which was partially offset by a narrowing of the interest rate spread.

The growth in average earning assets can be attributed to strong loan growth and increased levels of investment securities related to the investment leveraging program. Average loans increased $150.4 million or 10.2% when comparing the second quarters of 1997 and 1996. The investment leveraging program, which is designed to better utilize capital, increased approximately $127 million on average. This program contributed approximately $2.1 million to net interest income during the second quarter of 1997, an increase of $660,000 when compared to the same period in 1996. The program is funded primarily through the use of repurchase agreements and Federal Home Loan Bank borrowings. The proceeds of these borrowings are invested principally in mortgage-backed and U.S. government agency securities.

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

As the table below indicates, the interest rate spread decreased 18 basis points to 2.99% in the second quarter of 1997 when compared to the 3.17% during the same period in 1996. The net interest margin was 3.65% during the second quarter of 1997, a decrease of 11 basis points from the comparable period in 1996. The interest rate spread on the investment securities included in the investment leveraging program was 145 and 128 basis points for the quarters ended June 30, 1997 and 1996, respectively. The interest rate spread on all other earning assets was 3.40% and 3.57% during the comparable periods. As a result, the effect of the leveraging program accounted for 6 basis points of the decline in the interest rate margin during these periods.

The net interest margin spread and interest rate margin were 3.00% and 3.66% for the first six months of 1997, respectively. These represent a decrease of 23 and 17 basis points when compared to the same period in 1996.

                                                       Three Months Ended                       Three Months Ended
                                                          June 30, 1997                            June 30, 1996
                                           ----------------------------------------  ---------------------------------------
                                               Average                    Average       Average                    Average
                                               Balance       Interest      Rate         Balance       Interest      Rate
                                               -------       --------     -------       -------       --------     -------
Assets
------
Interest-Earning Assets:
    Taxable Securities                         $993,294       $17,028      6.86%        $963,226       $15,500      6.45%
    Tax-exempt securities (1)                   291,609         5,886      8.07%         263,920         5,745      8.71%
                                             -----------------------------------------------------------------------------
         Total Securities (2)                 1,284,903        22,914      7.13%       1,227,146        21,245      6.93%
    Mortgage loans held for sale (3)             10,389           199      7.66%          10,475           235      8.97%
    Loans (1) (4)                             1,623,170        35,550      8.72%       1,472,818        32,658      8.90%
    Other earning assets                         13,785           176      5.05%           8,431           112      5.31%
    Fees on mortgage loans held for sale (3)          -           489         -                -           497         -
                                             ----------       -------      -----      ----------       -------      -----
             Total Interest-Earning Assets   $2,932,247       $59,328      8.07%      $2,718,870       $54,747      8.08%
Noninterest-Earning Assets:
    Cash and Due from Banks                      78,802                                   88,273
    Other Assets                                 98,276                                  109,647
    Allowance for Loan Losses                   (17,126)                                 (14,927)
                                             ----------                               ----------
             Total Assets                    $3,092,199                               $2,901,863
                                             ==========                               ==========

Liabilities and Stockholders' Equity
------------------------------------
Interest-Bearing Liabilities:
    Interest-bearing demand and savings
      deposits                                 $634,844        $4,210      2.66%         635,457        $3,872      2.48%
    Time Deposits                             1,177,847        17,225      5.87%       1,114,475        16,219      5.92%
                                             ----------       -------      -----      ----------       -------      -----
      Total interest-bearing deposits         1,812,691        21,435      4.74%       1,749,932        20,091      4.66%
    Short-Term Borrowings                       598,467         8,629      5.72%         466,326         6,234      5.35%
    Long-Term Debt                              134,841         2,306      6.86%         176,615         2,693      6.20%
                                             ----------       -------      -----      ----------       -------      -----
    Total Interest-Bearing Liabilities       $2,545,999       $32,370      5.08%       2,392,873       $29,018      4.91%
Noninterest-Bearing Liabilities:
    Demand Deposits                             271,122                                  253,246
    Other Liabilities (3)                        36,292                                   35,263
                                             ----------                               ----------
        Total Liabilities                    $2,853,413                               $2,681,382
Stockholders' Equity (3)                        238,786                                  220,481
                                             ----------                               ----------
        Total Liabilities and
        Stockholders' Equity                 $3,092,199                               $2,901,863
                                             ==========                               ==========

        Net Interest Income                                   $26,958                                  $25,729
                                                              =======                                  =======
        Net Interest Spread                                                2.99%                                    3.17%
                                                                           =====                                    =====
        Interest Rate Margin                                               3.65%                                    3.76%
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

                                                        Six Months Ended                         Six Months Ended
                                                          June 30, 1997                            June 30, 1996
                                           ----------------------------------------  ---------------------------------------
                                               Average                    Average       Average                    Average
                                               Balance       Interest      Rate         Balance       Interest      Rate
                                               -------       --------     -------       -------       --------     -------
Assets
------
Interest-Earning Assets:
    Taxable Securities                          $992,485      $33,732      6.80%         $877,265      $28,136      6.42%
    Tax-exempt securities (1)                    284,985       11,612      8.15%          245,576       10,723      8.73%
                                             -----------------------------------------------------------------------------
         Total Securities (2)                  1,277,470       45,344      7.10%        1,122,841       38,859      6.92%
    Mortgage loans held for sale (3)               9,660          335      6.94%           10,628          419      7.88%
    Loans (1) (4)                              1,605,648       69,891      8.70%        1,453,187       64,554      8.84%
    Other earning assets                          11,134          298      5.32%           12,825          352      5.43%
    Fees on mortgage loans held for sale (3)           -          847         -                 -        1,070         -
                                              ----------     --------      -----       ----------     --------      -----
             Total Interest-Earning Assets    $2,903,912     $116,715      8.04%       $2,599,481     $105,254      8.08%
Noninterest-Earning Assets:
    Cash and Due from Banks                       80,376                                   87,933
    Other Assets                                 103,339                                  114,603
    Allowance for Loan Losses                    (17,155)                                 (14,843)
                                              ----------                               ----------
             Total Assets                     $3,070,472                               $2,787,174
                                              ==========                               ==========


Liabilities and Stockholders' Equity
------------------------------------
Interest-Bearing Liabilities:
    Interest-bearing demand and savings
      deposits                                  $622,830       $7,903      2.56%          632,398       $7,658      2.44%
    Time Deposits                              1,173,063       34,143      5.87%        1,088,274       31,775      5.87%
                                              ----------     --------      -----       ----------     --------      -----
      Total interest-bearing deposits          1,795,893       42,046      4.72%        1,720,672       39,433      4.60%
    Short-Term Borrowings                        604,472       17,136      5.65%          402,844       10,756      5.29%
    Long-Term Debt                               122,470        3,993      6.57%          153,712        4,907      6.42%
                                              ----------     --------      -----       ----------     --------      -----
    Total Interest-Bearing Liabilities        $2,522,835      $63,175      5.03%        2,277,228      $55,096      4.84%
Noninterest-Bearing Liabilities:
    Demand Deposits                              271,243                                  251,729
    Other Liabilities (3)                         36,406                                   34,494
                                              ----------                               ----------
        Total Liabilities                     $2,830,484                               $2,563,451
Stockholders' Equity (3)                         239,988                                  223,723
                                              ----------                               ----------
        Total Liabilities and
        Stockholders' Equity                  $3,070,472                               $2,787,174
                                              ==========                               ==========


        Net Interest Income                                   $53,540                                  $50,158
                                                             ========                                 ========
        Net Interest Spread                                                3.00%                                    3.23%
                                                                           =====                                    =====
        Interest Rate Margin                                               3.66%                                    3.83%
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

                                                                   For Three Months Ended
                                                                June 30, 1997 / June 30, 1996
                                                                        (in thousands)
                                                -----------------------------------------------------------------
                                                 Increase (Decrease)    Due to Change in         Total Net
                                                    Average Volume        Average Rate       Increase (Decrease)
                                                -----------------------------------------------------------------
Interest Income:
     Taxable Securities                                 $507                 $1,021                $1,528
     Tax-Exempt Securities (1)                           577                   (436)                  141
                                                -----------------------------------------------------------------
         Total Securities (2)                          1,084                    585                 1,669
     Mortgage Loans Held for Sale                         (2)                   (34)                  (36)
     Loans (1) (4)                                     3,375                   (483)                2,892
     Other Earning Assets                                 68                     (4)                   64
     Fees on Mortgage Loans Held for Sale (3)           (183)                   175                    (8)
                                                -----------------------------------------------------------------
     Total Interest-Earning Assets                    $4,353                   $228                $4,581
                                                =================================================================

Interest Expense:
     Interest-Bearing Demand & Savings Deposits          ($4)                  $342                  $338
     Time Deposits                                       928                     78                 1,006
                                                -----------------------------------------------------------------
         Total Interest-Bearing Deposits                 748                    596                 1,344
     Short-Term Borrowings                             1,837                    558                 2,395
     Long-Term Debt                                     (694)                   307                  (387)
                                                -----------------------------------------------------------------
     Total Interest-Bearing Liabilities               $1,891                 $1,461                $3,352
                                                =================================================================

     Net Interest Margin / Net Interest Income
     (FTE)                                            $2,462                ($1,233)               $1,229
                                                =================================================================


The above table shows the changes in interest income (tax equivalent) and interest expense attributable to volume and rate variances. The change in interest income (tax equivalent) due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

    1. The interest on tax-exempt investment securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
    2. The average balance has been adjusted to exclude the effect of Statement of Financial Accounting Standards No. 115.
    3. The yield-related fees recognized from the origination of mortgage loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
    4. The balances of non-accrual loans are included in average loans outstanding. Interest on loans includes yield-related loan fees.

The change in net interest income due to change in average volume when comparing the second quarter of 1997 and 1996 results as the growth of average earning assets of 7.85% outpaced the growth of interest bearing liabilities of 6.40%. The growth in average earning assets was due mainly to the 10.21% growth in average loans.

The decrease in net interest income attributable to rate between the second quarter of 1997 and 1996 is due to the rate on interest bearing liabilities increasing 17 basis points while the yield on earning assets declined one basis point. The increase in the rate paid on interest bearing liabilities is partially a result of the increase in the rate paid on long-term debt related to the issuance of $40 million of capital securities at a rate of 9.35% on March 25, 1997.

                                                                    For Six Months Ended
                                                                June 30, 1997 / June 30, 1996
                                                                        (in thousands)
                                                -----------------------------------------------------------------
                                                 Increase (Decrease)    Due to Change in         Total Net
                                                    Average Volume        Average Rate       Increase (Decrease)
                                                -----------------------------------------------------------------
Interest Income:
     Taxable Securities                               $3,922                 $1,674                $5,596
     Tax-Exempt Securities (1)                         1,640                   (751)                  889
                                                -----------------------------------------------------------------
         Total Securities (2)                          5,562                    923                 6,485
     Mortgage Loans Held for Sale                        (36)                   (48)                  (84)
     Loans (1) (4)                                     6,811                 (1,474)                5,337
     Other Earning Assets                                (45)                    (9)                  (54)
     Fees on Mortgage Loans Held for Sale (3)           (368)                   145                  (223)
                                                -----------------------------------------------------------------
     Total Interest-Earning Assets                   $12,304                  ($843)              $11,461
                                                =================================================================
Interest Expense:
     Interest-Bearing Demand & Savings Deposits        ($117)                  $362                  $245
     Time Deposits                                     2,468                   (100)                2,368
                                                -----------------------------------------------------------------
         Total Interest-Bearing Deposits               1,767                    846                 2,613
     Short-Term Borrowings                             5,593                    787                 6,380
     Long-Term Debt                                   (1,016)                   102                  (914)
                                                -----------------------------------------------------------------
     Total Interest-Bearing Liabilities               $6,344                 $1,735                $8,079
                                                =================================================================

     Net Interest Margin / Net Interest Income
     (FTE)                                            $5,960                ($2,578)               $3,382
                                                =================================================================

The above table shows the changes in interest income (tax equivalent) and interest expense attributable to volume and rate variances. The change in interest income (tax equivalent) due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

    1. The interest on tax-exempt investment securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
    2. The average balance has been adjusted to exclude the effect of Statement of Financial Accounting Standards No. 115.
    3. The yield-related fees recognized from the origination of mortgage loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
    4. The balances of non-accrual loans are included in average loans outstanding. Interest on loans includes yield-related loan fees.

The change in net interest income due to change in average volume during the first six months of 1997 is due to average earning assets increasing 11.71%. The growth in earning assets is due to a $154.6 million increase in average investment securities and a $152.5 million increase in average loans. This growth was funded primarily by a $201.6 million increase in short-term borrowed funds and $84.8 million in time deposits.

The decrease in net interest income attributable to rate during the first six months of 1997 due to changes in average rate is a result of yield on earning assets declining 4 basis points while the rate paid on interest bearing liabilities increased 19 basis points. The decrease in the yield on earning assets is due to the rate on average loans declining 14 basis points. The rate paid on interest bearing liabilities increased as higher rate short-term borrowed funds grew 50.1% and were the primary source used to fund earning asset growth.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $1.6 million and $3.5 million for the three and six month periods ended June 30, 1997, respectively. This represents an increase of $625,000 or 62.6% and $1.6 million or 82.6% over the comparable 1996 periods. The year-to-date increase in provisions relates mainly to $1.5 million of charge-offs of satellite receivables at the consumer finance subsidiary.

Annualized net charge-offs were .43% for the second quarter of 1997 and .36% for the six month period compared to .12% and .16% for the comparable 1996 periods. Excluding the charge-offs related to the satellite receivable, the banking subsidiaries' annualized net charge-offs would have been less than
 .20% for both periods.

The reserve for loan losses as a percent of total loans was 1.05% and 1.04% at June 30, 1997 and December 31, 1996, respectively.

NON-INTEREST INCOME

Total non-interest income in the second quarter was $9.8 million, an increase of $384,000 from the same period in 1996. On a year-to-date basis, the increase in non-interest income is $2.5 million or 13.5%. The first quarter of 1997 included a $1.9 million gain on the sale of most of the company's credit card receivables and a $742,000 reduction in mortgage revenue resulting from the write down of mortgage servicing rights as required by FAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments in Liabilities" which was effective January 1, 1997.

Trust and asset management income, the largest component of non-interest income, increased 5.6% and 10.1% for the three and six month periods ended June 30, 1997 when compared to the same periods in 1996. Mutual fund assets in the Vintage Family of Funds increased to $810 million, an increase of 41.0% from June 30, 1996. The Vintage Equity Fund has recently received its fourth consecutive five-star rating from Morningstar.

Mortgage revenues increased $143,000 or 13.7% during the second quarter of 1997 as a result of increased origination market share and higher servicing revenues. The mortgage servicing portfolio as of June 30, 1997 was $925 million. On a year-to-date basis, mortgage revenues, excluding the previously mentioned write down of mortgage servicing rights, increased $392,000, or 20.9%.

Insurance revenues increased $133,000 and $322,000 for the three and six month periods ended June 30, 1997. The increase results from a combination of a 22.9% increase in sales of credit life insurance and a change to recording insurance revenues gross prior to deducting expenses.

OPERATING EXPENSES

Operating expenses increased $6.9 million or 31.3% during the second quarter of 1997 when compared to the similar period in 1996. The second quarter included $2.1 million of pre-tax merger charges and a $4.3 million pre-tax core bank data processing outsourcing charge, as discussed previously. Without these charges, operating expenses would have increased $472,000 or 2.1%. The efficiency ratio excluding the merger and information system outsourcing charge would have been 61.70% in the second quarter of 1997 compared to 63.20% in the same quarter last year.

The merger and core bank data processing outsourcing charges were responsible for most of the second quarter 1997 expense variances when compared to the second quarter of 1996. The major components of the charges increased compensation expense $913,000, equipment expense $2.6 million, professional fees $1.6 million and other expense $1.3 million.

Operating expenses for the year-to-date period totaled $53.0 million, an increase of $8.3 million or 18.5%. Excluding the previously mentioned charges, the increase would have been $1.8 million or 4.0%. The largest portion of the remaining increase is $1.1 million or 5.6% in compensation expense which is a result of annual merit increases and an accrual for severance for a former executive.

INCOME TAXES

Income taxes expense for the second quarter of 1997 decreased $2.0 million or 75.1%, primarily as a result of the decreased income before taxes related to the merger and core bank data processing outsourcing charges. These charges caused the effective tax rate to be 17.60%; without the charges the effective tax rate would be 25.66% compared to 27.42% in the second quarter of 1996. The decrease in effective tax rate results from increased tax exempt income at both the state and federal levels.

BALANCE SHEET REVIEW

Total assets were $3.3 billion at June 30, 1997, an increase of $271.1 million or 8.9%. Investment securities and short-term borrowings increased $206.7 million and $201.7 million, respectively, due to an increase in the investment leveraging program discussed previously.

Total loans increased $54.0 million or 6.7% annualized from December 31, 1996 despite the sale of approximately $17.4 million of credit card and student loan receivables sold in the first quarter. The adjusted annualized growth rate would be 9.0%. Total deposits grew at an annualized rate of 4.0% between December 31, 1996 and June 30, 1997. Approximately 45% of the increase was in brokered CD's, which were $139.3 million at June 30, 1997.

As previously mentioned, AMCORE issued $40 million of capital trust securities on March 25, 1997. The proceeds from these securities were used to pay off in full the term debt of the parent company. The remaining proceeds will be used to pay off the debt of acquired companies and general corporate purposes.

ASSET QUALITY REVIEW

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses was $17.3 million at June 30, 1997, an increase of $603,000 from December 31, 1996. The allowance represented 1.05% of total loans and 109.8% of non-performing loans at June 30, 1997. The comparable ratios were 1.04% and 162.2% at December 31, 1996.

Net charge-offs were $1.8 million during the second quarter of 1997 versus $441,000 for the same quarter of 1996. The increase relates primarily to $1.0 million of charge-offs at the consumer finance subsidiary related to satellite receivables. AMCORE anticipates the level of charge-offs related to satellite receivables will decline in future quarters of 1997.

An analysis of the allowance for loan and lease losses as of June 30, 1997 and 1996 is presented below:

                                            For the Three Months                  For the Six  Months
                                               Ended  June 30                        Ended  June 30
                                    -----------------------------------------------------------------------
                                           1997               1996               1997              1996
                                    =======================================================================
Balance at beginning of period            $17,451            $14,892            $16,706           $14,703

Charge-Offs:
     Commercial loans & leases                 59                 41                170               162
     Real estate loans                        207                 24                274               230
     Installment loans                      1,627                688              2,724             1,291
     Credit card loans                        163                165                352               290
                                    -----------------------------------------------------------------------
                                            2,056                918              3,520             1,973

Recoveries:
     Commercial loans & leases                 69                 33                208                98
     Real estate loans                          6                241                 14               249
     Installment loans                        201                183                366               422
     Credit card loans                         15                 20                 36                34
                                    -----------------------------------------------------------------------
                                              291                477                624               803

Net Charge-Offs                             1,765                441              2,896             1,170

Provision charged to expense                1,623                998              3,499             1,916
                                    -----------------------------------------------------------------------

Balance at end of period                  $17,309            $15,449            $17,309           $15,449
                                    =======================================================================

Ratio of net charge-offs during the
period to average loans outstanding
during the period (1)                        0.43%              0.12%              0.36%             0.16%
                                    =======================================================================

(1) On an annualized basis

NON-PERFORMING ASSETS

Non-performing assets increased $5.7 million from December 31, 1996 to $16.6 million at June 30, 1997. A large agricultural credit of $5.4 million was classified to non-accrual in the first quarter. AMCORE anticipates the security behind this loan will minimize loss exposure so as not to have a material adverse effect on future performance. The June 30, 1997 balance of this loan is $4.4 million. Non-performing assets as of June 30, 1997 and December 31, 1996 are presented below:

                                                        June 30, 1997        December 31, 1996
                                                        --------------------------------------
Non-accrual loans and leases                               $15,351               $10,016
Restructured loans and leases                                  413                   283
                                                        --------------------------------------
     Total non-performing loans and leases                 $15,764               $10,299
                                                        ======================================
Other real estate owned                                        823                   631
                                                        --------------------------------------
     Total non-performing assets                           $16,587               $10,930
                                                        ======================================
Loans 90 days or more past due and still accruing           $5,924                $3,598

The increase in loans 90 or more days past due of $2.3 million is related to staff turnover at a subsidiary bank which caused a delay in the processing of several larger renewals. Satellite dish receivables 90 or more days past due were $895,000 at June 30, 1997 compared to $859,000 at December 31, 1996.
Satellite dish receivables 90 or more days past due peaked at $1.6 million in March of 1997.

CAPITAL MANAGEMENT

Total stockholder's equity was $249.2 million at June 30, 1997, an increase of $10.1 million from December 31, 1996, including a $2.2 million increase in the unrealized gain on securities available for sale. The book value per share of AMCORE common stock was $15.34 at June 30, 1997. AMCORE declared a $.16 per share dividend during the first two quarters of 1997.

AMCORE is considered "well capitalized" based on regulatory guidelines.   The
previously mentioned $40 million of trust capital securities issued during the first quarter are considered Tier I capital for regulatory purposes and caused an increase in all regulatory capital ratios. AMCORE's leverage ratio was 9.00% at June 30, 1997. AMCORE's ratio of Tier I capital at 14.27% and total risk based capital of 15.16% significantly exceed the regulatory minimum as indicated in the table below:

                                                 June 30, 1997                         June 30, 1996
                                                 -------------                         -------------
                                            Amount            Ratio               Amount           Ratio
                                    ==========================================================================
Tier 1 Capital                              $277,217           14.27%             $215,571         12.44%
Tier 1 Capital Minimum                        77,706            4.00%               69,315          4.00%
                                    --------------------------------------------------------------------------
Amount in Excess of Minimum                 $199,511           10.27%             $146,256          8.44%
                                    ==========================================================================
Total Capital                               $294,526           15.16%             $231,020         13.33%
Total Capital Minimum                        155,423            8.00%              138,647          8.00%
                                    --------------------------------------------------------------------------
Amount in Excess of Minimum                 $139,103            7.16%              $92,373          5.33%
                                    ==========================================================================

Risk Adjusted Assets                      $1,942,737                            $1,733,299
                                    ================                      ================

                                   PART II


ITEM 4.  Submission of Matters to a Vote of Security Holders

(a) - (c)  Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997
           (File No. 0-13393).


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

    10.3E*  Transitional Compensation Agreement dated May 21, 1997        24
            between AMCORE Financial, Inc. and Kenneth E. Edge.

    10.3F*  Transitional Compensation Agreement dated May 21, 1997        45
            between AMCORE Financial, Inc. and Charie A. Zanck.

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

      27    Financial Data Schedule

      99    Additional exhibits - Press release dated July 24, 1997.      66

     (b) One report on Form 8-K was filed with the Commission on July 14, 1997 announcing a Letter of Intent for the acquisition of Investors Management Group on July 8, 1997 (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on July 14, 1997).

            One report on Form 8-K was filed with the Commission on July 31, 1997 announcing the consummation of the merger with Country Bank Shares Corporation on July 16, 1997 (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on July 31, 1997).

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             AMCORE Financial, Inc.

                                             (Registrant)



Date:  August 14, 1997




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