Form 10-Q
period 1997-09-30
AMCORE FINANCIAL INC
filed 1997-11-14
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997


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

Yes  X    No

The number of shares outstanding of the registrant's Common stock, par value $.22 per share, at October 31, 1997 was 26,941,530 shares.








Index of Exhibits on Page 21                                         Page 1

                            AMCORE FINANCIAL, INC.

                         Form 10-Q Table of Contents


PART I                                                         PAGE NUMBER
------                                                         -----------

ITEM 1  Financial Statements

        Consolidated Balance Sheets as of September 30, 1997 and
        December 31, 1996 . .  .  . . . . . .  . . . . . . . . . . . . . 3

        Consolidated Statements of Income for the Three and Nine
        Months Ended September 30, 1997 and 1996 . . . . . . . . . . . . 4

        Consolidated Statements of Cash Flows for the Nine
        Months Ended September 30, 1997 and 1996 . . . . . . . . . . . . 5

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

AMCORE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                       SEPTEMBER 30,   DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)                                                           1997            1996
===================================================================================================================
ASSETS        Cash and cash equivalents.............................................     $107,492        $105,347
              Interest earning deposits in banks....................................        1,709             833
              Federal funds sold and other short-term investments...................        4,742          26,261
              Mortgage loans held for sale..........................................       19,355          11,730
              Securities available for sale.........................................    1,563,150       1,213,957
              Securities held to maturity (fair value of $ 17,083 in 1997;
                $ 55,242 in 1996)...................................................       16,915          54,548
                                                                                       --------------------------
                   Total securities.................................................   $1,580,065      $1,268,505
              Loans and leases, net of unearned income..............................    1,904,178       1,807,121
              Allowance for loan and lease losses...................................      (21,415)        (19,295)
                                                                                       --------------------------
                   Net loans and leases.............................................   $1,882,763      $1,787,826
              Premises and equipment, net...........................................       54,469          56,567
              Intangible assets, net................................................       12,939          13,881
              Other real estate owned...............................................        1,422             920
              Other assets..........................................................       60,711          60,125
                                                                                       --------------------------
                   TOTAL ASSETS.....................................................   $3,725,667      $3,331,995
                                                                                       ==========================


LIABILITIES   LIABILITIES
AND           Demand deposits.......................................................     $857,704        $841,085
STOCKHOLDERS' Savings deposits......................................................      175,750         192,608
EQUITY        Other time deposits...................................................    1,438,954       1,317,797
                                                                                       --------------------------
                   Total deposits...................................................   $2,472,408      $2,351,490
              Short-term borrowings.................................................      791,953         549,081
              Long-term borrowings..................................................      131,829         131,612
              Other liabilities.....................................................       48,854          42,392
                                                                                       --------------------------
                   TOTAL LIABILITIES................................................   $3,445,044      $3,074,575
                                                                                       --------------------------

              STOCKHOLDERS' EQUITY
              Preferred stock, $1 par value:  authorized 10,000,000 shares;
              issued none...........................................................   $        -      $        -
              Common stock, $.22 par value:  authorized 45,000,000 shares;
                                 September 30,     December 31,
                                      1997            1996
                Issued............ 27,681,153      27,627,740
                Outstanding....... 26,907,805      26,706,883                               6,152           6,152
                Treasury..........    773,348         920,857                              (4,042)         (4,908)
              Additional paid-in capital............................................       72,482          67,363
              Retained earnings.....................................................      200,122         191,484
              Deferred compensation non-employee directors..........................       (1,542)           (715)
              Net unrealized gain (loss) on securities available for sale, net
                of taxes............................................................        7,451          (1,956)
                                                                                       --------------------------
                   TOTAL STOCKHOLDERS' EQUITY.......................................     $280,623        $257,420
                                                                                       --------------------------
                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................   $3,725,667      $3,331,995
                                                                                       ==========================

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                        FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                                                        ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                                    1997        1996        1997        1996
==================================================================================================================================
INTEREST        Interest and fees on loans and leases................................  $42,297     $39,178    $121,899    $112,954
INCOME          Interest on securities:
                 Taxable.............................................................   20,659      16,562      56,312      46,136
                 Tax-exempt..........................................................    4,239       4,010      12,050      11,184
                                                                                      --------------------    --------------------
                   TOTAL INCOME FROM SECURITIES......................................  $24,898     $20,572     $68,362     $57,320
                                                                                      --------------------    --------------------

                Interest on federal funds sold and other short-term investments......       59         266         375       1,055
                Interest and fees on mortgage loans held for sale....................      836         593       2,030       2,100
                Interest on deposits in banks........................................       40          28          71          53
                                                                                      --------------------    --------------------
                   TOTAL INTEREST INCOME.............................................  $68,130     $60,637    $192,737    $173,482
                                                                                      --------------------    --------------------

INTEREST        Interest on deposits.................................................  $26,091     $23,710     $74,044     $68,801
EXPENSE         Interest on short-term borrowings....................................   11,020       7,458      28,396      18,322
                Interest on long-term borrowings.....................................    2,555       2,349       6,675       7,547
                                                                                      --------------------    --------------------
                   TOTAL INTEREST EXPENSE............................................  $39,666     $33,517    $109,115     $94,670
                                                                                      --------------------    --------------------

                   NET INTEREST INCOME...............................................  $28,464     $27,120     $83,622     $78,812
                Provision for loan and lease losses..................................    2,673       2,296       6,524       4,355
                                                                                      --------------------    --------------------
                   NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES.....  $25,791     $24,824     $77,098     $74,457
                                                                                      --------------------    --------------------

                Trust and asset management income....................................   $3,854      $3,541     $11,575     $10,552
NON-INTEREST    Service charges on deposits..........................................    2,011       1,880       5,942       5,736
INCOME          Mortgage revenues....................................................    1,319       1,123       3,031       3,245
                Insurance revenues...................................................      570         930       1,611       1,654
                Collection fee income................................................      487         501       1,659       1,647
                Gain on sale of credit card receivables..............................        -           -       1,931           -
                Other................................................................    2,259       3,696       6,016       7,526
                                                                                      --------------------    --------------------
                   NON-INTEREST INCOME, EXCLUDING NET REALIZED SECURITY GAINS........  $10,500     $11,671     $31,765     $30,360
                Net realized security gains..........................................      574         352       1,588       1,372
                                                                                      --------------------    --------------------
                   TOTAL NON-INTEREST INCOME.........................................  $11,074     $12,023     $33,353     $31,732

                Compensation expense.................................................  $11,475     $10,713     $35,417     $32,249
OPERATING       Employee benefits....................................................    2,358       2,860       8,948       9,432
EXPENSES        Net occupancy expense................................................    1,634       1,649       5,252       5,000
                Equipment expense....................................................    1,822       2,240       9,002       6,447
                Professional fees....................................................      699         725       5,029       2,253
                Advertising and business development.................................      491         649       2,124       2,048
                Amortization of intangible assets....................................      560         548       1,659       1,669
                Other................................................................    5,665       5,881      17,100      15,178
                                                                                      --------------------    --------------------
                   TOTAL OPERATING EXPENSES..........................................  $24,704     $25,265     $84,531     $74,276
                                                                                      --------------------    --------------------

                Income Before Income Taxes...........................................  $12,161     $11,582     $25,920     $31,913
                Income taxes.........................................................    3,114       3,257       6,603       8,930
                                                                                      --------------------    --------------------
                   NET INCOME........................................................   $9,047      $8,325     $19,317     $22,983
                                                                                      ====================    ====================

                   EARNINGS PER COMMON SHARE.........................................    $0.34       $0.31       $0.72       $0.86
                   DIVIDENDS PER COMMON SHARE........................................     0.12        0.11        0.33        0.32
                   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING........................   26,882      26,658      26,836      26,639

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                            NINE MONTHS ENDED
                                                                                                              SEPTEMBER 30,
(IN THOUSANDS)                                                                                               1997       1996
==============================================================================================================================
CASH FLOWS      NET INCOME..............................................................................   $19,317    $22,983
FROM            Adjustments to reconcile net income to net
OPERATING         cash provided by operating activities:
ACTIVITIES           Depreciation and amortization of premises and equipment............................     6,027      4,539
                     Amortization and accretion of securities, net......................................     1,492      2,885
                     Provision for loan and lease losses................................................     6,524      4,355
                     Amortization of intangible assets..................................................     1,659      1,669
                     Gain on sale of securities available for sale......................................    (1,688)    (1,465)
                     Loss on sale of securities available for sale......................................       100         93
                     Purchase of trading securities.....................................................         -       (536)
                     Proceeds from sale of trading securities...........................................         -        536
                     Gain on sale of credit card receivables............................................    (1,931)         -
                     Gain on sale of merchant bankcard processing.......................................         -     (1,400)
                     Write-down of other real estate owned..............................................        83          -
                     Deferred compensation expense......................................................       241        (20)
                     Deferred income taxes..............................................................    (2,239)     2,351
                     Originations of mortgage loans held for sale.......................................  (148,957)  (153,617)
                     Proceeds from sales of mortgage loans held for sale................................   141,332    159,960
                     Other, net.........................................................................     2,380        918
                                                                                                         --------------------
                        NET CASH PROVIDED BY OPERATING ACTIVITIES.......................................   $24,340    $43,249
                                                                                                         --------------------
CASH FLOWS
FROM            Proceeds from maturities of securities available for sale...............................  $144,897   $155,629
INVESTING       Proceeds from maturities of securities held to maturity.................................     8,262      3,380
ACTIVITIES      Proceeds from sales of securities available for sale....................................   213,326    151,615
                Purchase of securities held to maturity.................................................   (14,197)   (11,450)
                Purchase of securities available for sale...............................................  (646,835)  (600,300)
                Net decrease (increase) in federal funds sold and other short-term investments..........    20,289    (47,745)
                Net increase in interest earning deposits in banks......................................      (876)      (663)
                Proceeds from the sale of consumer finance loans and leases.............................     1,798      2,044
                Proceeds from the sale of credit card receivables.......................................    15,457          -
                Proceeds from the sale of merchant bankcard processing..................................         -      1,400
                Loans made to customers and principal collection of loans, net..........................  (118,246)  (171,927)
                Proceeds from the sale of premises and equipment........................................        97      1,947
                Purchases of premises and equipment.....................................................    (4,318)    (4,123)
                                                                                                         --------------------
                        NET CASH REQUIRED FOR INVESTING ACTIVITIES...................................... ($380,346) ($520,193)
                                                                                                         --------------------
CASH FLOWS
FROM            Net (decrease) increase in demand deposits and savings accounts.........................     ($239)   $56,055
FINANCING       Net increase in time deposits...........................................................   121,157    127,298
ACTIVITIES      Net increase in short-term borrowings...................................................   198,619    235,060
                Proceeds from long-term borrowings......................................................    59,571     75,500
                Payment of long-term borrowings.........................................................   (15,210)    (5,139)
                Dividends paid..........................................................................    (8,896)    (7,106)
                Issuance of common stock for employee incentive plans...................................       429        207
                Issuance of treasury stock for employee incentive plans.................................     2,720        708
                                                                                                         --------------------
                        NET CASH PROVIDED BY FINANCING ACTIVITIES.......................................  $358,151   $482,583
                                                                                                         --------------------
                Net change in cash and cash equivalents.................................................    $2,145     $5,639
                                                                                                         --------------------
                Cash and cash equivalents:
                  Beginning of year.....................................................................   105,347    121,966
                                                                                                         --------------------
                  End of period.........................................................................  $107,492   $127,605
                                                                                                         ====================
SUPPLEMENTAL
DISCLOSURES OF  Cash payments for:
CASH FLOW         Interest paid to depositors...........................................................   $73,699    $66,593
INFORMATION       Interest paid on borrowings...........................................................    32,986     23,116
                  Income taxes paid.....................................................................     8,503      8,637

NON-CASH
ACTIVITIES      Other real estate acquired in settlement of loans.......................................     1,420        665
                Transfer of held to maturity securities to available for sale...........................    31,018          -

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

The consolidated financial statements and the financial information have been restated to reflect the mergers with First National Bancorp, Inc. ("FNB"), on April 18, 1997, and Country Bank Shares Corporation ("CBSC"), on July 16, 1997, which were accounted for using the pooling of interests method. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the "Company") for the year ended December 31, 1996.

NOTE 2 - EARNINGS PER SHARE

Earnings per share is based on dividing net income by the weighted average number of shares of common stock outstanding during the periods, adjusted for common stock equivalents. Common stock equivalents consist of shares issuable under options granted pursuant to stock plans. The fully-dilutive effect of common stock equivalents on earnings per share was less than three percent for all periods presented (see Note 5). Share data for all prior year periods presented have been restated to reflect the mergers with FNB and CBSC and the three-for-two stock split on September 17, 1997.

NOTE 3 - SECURITIES


A summary of securities at September 30, 1997 and December 31, 1996 were as follows:

                                                             Gross       Gross
                                                Amortized Unrealized  Unrealized     Fair
                                                   Cost      Gains      Losses       Value
                                                -------------------------------------------
                                                             (in thousands)
At September 30, 1997
   Securities Available for Sale:
     U.S. Treasury                               $114,461     $687      ($161)     $114,987
     U.S. Government agencies                     277,999      880     (1,724)      277,155
     Mortgage-backed securities                   311,181    7,718       (303)      318,596
     State and political subdivisions             784,601    6,778     (1,564)      789,815
     Corporate obligations and other               62,461      243       (107)       62,597
                                               --------------------------------------------
        Total Securities Available for Sale    $1,550,703  $16,306    ($3,859)   $1,563,150
                                               ============================================


   Securities Held to Maturity:
     U.S. Treasury                                $11,922     $107       ($27)      $12,002
     State and political subdivisions               4,960       92         (4)        5,048
     Corporate obligations and other                   33        -          -            33
                                               --------------------------------------------
        Total Securities Held to Maturity         $16,915     $199       ($31)      $17,083
                                               --------------------------------------------
                  Total Securities             $1,567,618  $16,505    ($3,890)   $1,580,233
                                               ============================================

At December 31, 1996
   Securities Available for Sale:
     U.S. Treasury                               $132,377     $650      ($544)     $132,483
     U.S. Government agencies                     165,557      216     (3,855)      161,918
     Mortgage-backed securities                   553,472    2,659     (5,203)      550,928
     State and political subdivisions             263,341    4,545     (1,330)      266,556
     Corporate obligations and other              102,504      223       (655)      102,072
                                               --------------------------------------------
        Total Securities Available for Sale    $1,217,251   $8,293   ($11,587)   $1,213,957
                                               ============================================

   Securities Held to Maturity:
     U.S. Treasury                                 $1,647       $5        ($4)       $1,648
     U.S. Government agencies                       5,684       61          -         5,745
     State and political subdivisions              11,413      103       (115)       11,401
     Mortgage-backed securities                    31,587      703        (86)       32,204
     Corporate obligations and other                4,217       27          -         4,244
                                               --------------------------------------------
        Total Securities Held to Maturity         $54,548     $899      ($205)      $55,242
                                               --------------------------------------------
                  Total Securities             $1,271,799   $9,192   ($11,792)   $1,269,199
                                               ============================================


Upon completion of the merger of First National Bancorp, Inc. ("FNB") of Monroe, Wisconsin on April 18, 1997, approximately $31,018,000 of FNB's held to maturity securities were transferred to available-for-sale as permitted by FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in order to make the portfolio consistent with AMCORE's investment objectives.

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

Several of the Company's subsidiary banks borrow from the Federal Home Loan Bank (FHLB) in connection with the purchase of mortgage-backed securities for the investment leveraging program. The current balance of these borrowings is $152,035,000 with an average maturity of 2.4 years, and a weighted average borrowing rate of 5.94%.

Scheduled reductions of long-term borrowings are as follows:
====================================================================
(in thousands)                                   Total
--------------------------------------------------------------------
1997  . . . . . . . . . . . . . . . . . . . .   $45,481
1998  . . . . . . . . . . . . . . . . . . . .    41,993
1999  . . . . . . . . . . . . . . . . . . . .    26,669
2000  . . . . . . . . . . . . . . . . . . . .    30,448
2001  . . . . . . . . . . . . . . . . . . . .       498
Thereafter  . . . . . . . . . . . . . . . . .    48,840
--------------------------------------------------------------------
     Sub-Total  . . . . . . . . . . . . . . .  $193,929
Less current portion of FHLB borrowings . . .   (62,100)
--------------------------------------------------------------------
     Total Long-Term Borrowings . . . . . . .  $131,829
====================================================================

Other long-term borrowings include a non-interest bearing note from the January 1993 acquisition of a local collection agency. The note requires annual payments of $444,000 through 2002. The note was discounted at an interest rate of 8.0%

NOTE 5 - NEW ACCOUNTING STANDARD

The Financial Accounting Standards Board has recently issued FAS No. 128 "Earning per Share". This statement requires the presentation of basic earning per share (EPS) and diluted EPS for all income statement periods presented in the financial statements. Basic EPS is computed by dividing income available to common shareholders by the weighted average shares outstanding. Diluted EPS is computed similar to basic EPS except the denominator is increased to include the number of additional shares that could be outstanding if potential dilutive shares were issued.

Previous accounting standards did not require presentation of diluted EPS if the dilution was less than three percent. The dilutive effect of AMCORE's option program has been less than three percent and accordingly not presented on the financial statements. The earnings per share presentation as required by FAS 128 would be as follows:

                               Quarter Ended Sept 30,   Year-to-Date Ended Sept 30,
                               ----------------------   ---------------------------
                               1997            1996        1997            1996
                               ----            ----        ----            ----
Basic earnings per share       $0.34           $0.31       $0.72           $0.86
Diluted earnings per share     $0.33           $0.31       $0.71           $0.85

                            AMCORE FINANCIAL, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's discussion and analysis focuses on the significant factors which affected AMCORE Financial, Inc. and subsidiaries ("AMCORE") Consolidated Balance Sheet as of September 30, 1997 as compared to December 31, 1996 and the results of operations for the three and nine months ended September 30, 1997 as compared to the same periods in 1996. This discussion is intended to be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. All financial statements and information have been restated to reflect the April 18, 1997 merger with First National Bancorp, Inc. ("FNB") of Monroe, Wisconsin, the July 16, 1997 merger with Country Bank Shares Corporation ("CBSC") and the September 17, 1997 three-for-two stock split.

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

OVERVIEW OF OPERATIONS

AMCORE reported net income of $9.0 million for the three months ended September 30, 1997, an increase of 8.7% from the $8.3 million in the comparable quarter in 1996. Earnings per share for the third quarter of 1997 were $.34 versus $.31 in the same quarter of 1996, an increase of 9.7%. The primary factors contributing to the third quarter improvement in earnings were growth in average earning assets and lower non-interest expense. These factors were partially offset by a decline in non-interest income which was attributable to the gain on the sale of merchant card processing during the third quarter of 1996.

Net income for the nine months ended September 30, 1997 was $19.3 million, a decline of 16.0% from the $23.0 million reported during the comparable quarter in 1996. This decline of $3.7 million is attributable to $6.4 million of after tax charges related to the Wisconsin bank mergers and the outsourcing of core bank data processing. Excluding these charges, net income for the first nine months of 1997 would have been $25.8 million, an increase of 12.1 %. Earnings per share for the nine months ending September 30 were $.72 and $.86 for 1997 and 1996, respectively. Excluding the previously mentioned charges, earnings per share for the first nine months of 1997 would have been $.96, an increase of 11.6% when compared to the same period in 1996.

On April 18, 1997, AMCORE entered the interstate banking arena upon completing its merger with FNB located in Monroe, Wisconsin. AMCORE issued 2,822,286 shares of common stock to the FNB shareholders to effect the merger. FNB has approximately $236 million of assets and five locations. The transaction was accounted for as a pooling of interests. Merger related charges of $1.4 million after-tax were recorded at closing related primarily to data processing integration, legal, accounting and investment banking fees.

On July 16, 1997, AMCORE expanded its presence in Wisconsin with the completion of the merger with CBSC, Mt. Horeb, Wisconsin. AMCORE issued 2,469,417 shares of common stock to Country shareholders. The transaction was accounted for as a pooling of interests. Merger expenses of $2.5 million after-tax were recorded related to the closing of a duplicate facility in Belleville, Wisconsin, data processing integration expenses, legal, accounting and investment banking fees.

During August of 1997, AMCORE signed an outsourcing agreement with ALLTEL, Little Rock, Arkansas for its core bank data processing. The anticipated benefits of outsourcing mainframe data processing include year 2000 compliant systems, a standardized platform, current software release and technology, and an ability to assimilate acquisitions more quickly and less expensively. AMCORE recorded a $2.6 million after tax charge related to write-offs of obsolete software and equipment, severance for staff reductions and conversion costs. AMCORE anticipates modest cost reductions initially with future costs dependent on volume. More importantly, the arrangement addresses the year 2000 and mainframe operating systems upgrade which had potential significant expenditures related to them. AMCORE is reviewing other potential costs related to year 2000 including P.C.'s, P.C. software and ATM's. Current estimates indicate these costs will not have a material impact on future performance.

On September 17, 1997, AMCORE completed a three-for-two stock split to shareholders of record on September 5, 1997. This split increased the shares outstanding from 17,938,536 to 26,907,805.

On September 30, 1997, AMCORE signed a definitive agreement to acquire Investors Management Group, LTD ("IMG") of Des Moines, Iowa. IMG is Iowa's largest independent asset management firm with more than $1.7 billion of assets under management. IMG's expertise in fixed income securities will complement AMCORE's award winning Vintage family of mutual funds to bring total assets under management to over $3.5 billion. The transaction, which is expected to close in early 1998, will be a stock exchange accounted for using the purchase method of accounting.

On November 11, 1997, AMCORE signed a definitive agreement to merge with Midwest Federal Financial Corp. of Baraboo, WI ("Midwest"). Midwest has total assets of $212 million and nine offices. This merger is a stock for stock exchange to be accounted for as pooling of interests. The merger, subject to customary conditions to close, including regulatory approval to close, is anticipated to occur in the second quarter of 1998. Upon completion of this merger, AMCORE will have 22 offices and total assets of approximately $750 million in Wisconsin.

AMCORE continues to be "well capitalized" as defined by regulatory guidelines. At September 30, 1997, the company's total capital to risk weighted assets was 14.59%.

EARNINGS ANALYSIS

The analysis below discusses by major components the changes in net income when comparing the three and nine month periods ended September 30, 1997 and 1996.

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

                                           For the Three Months   For the Nine Months
                                            Ended September 30    Ended September 30
                                           ------------------------------------------
                                                1997    1996          1997     1996
                                           ==========================================
Interest Income Book Basis                    $68,130 $60,637      $192,737 $173,482
Taxable Equivalent Adjustment                   2,392   2,188         6,807    6,265
                                              --------------------------------------
Interest Income Taxable Equivalent Basis       70,522  62,825       199,544  179,747
Interest Expense                               39,666  33,517       109,115   94,670
                                              --------------------------------------
Net Interest Income Taxable Equivalent Basis  $30,856 $29,308       $90,429  $85,077
                                              ======================================

Net interest income on a fully taxable equivalent basis increased $1.3 million or 4.6% during the third quarter of 1997 over the same period in 1996. The improvement in net interest income results mainly from a 11.9% increase in average earning assets which was partially offset by a narrowing of the interest rate spread.

The growth in average earning assets can be attributed to loan growth and increased levels of investment securities related to the investment leveraging program. Average loans increased $146.9 million or 8.4% when comparing the third quarters of 1997 and 1996. The investment leveraging program increased approximately $259.6 million on average. This program, which earns a narrower spread, utilizes excess capital to improve return on equity. The program contributed approximately $2.8 million to net interest income during the third quarter of 1997, an increase of $1.1 million when compared to the same period in 1996. The program is funded primarily through the use of repurchase agreements, callable brokered CD's and Federal Home Loan Bank borrowings. The proceeds of these borrowings are invested principally in mortgage-backed and U.S. government agency securities. Additionally, off-balance sheet swaps are used to reduce the interest rate risk related to the investment leveraging program.

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

As the table below indicates, the interest rate spread decreased 28 basis points to 2.97% in the third quarter of 1997 when compared to the 3.25% during the same period in 1996. The net interest margin was 3.58% during the third quarter of 1997, a decrease of 24 basis points from the comparable period in 1996. The interest rate spread on the investment securities included in the investment leveraging program was 151 and 141 basis points for the quarters ended September 30, 1997 and 1996, respectively. The interest rate spread on all other earning assets was 3.39% and 3.60% during the comparable periods.
As a result, the effect of the leveraging program accounted for 13 basis points of the decline in the interest rate margin during these periods.

The net interest margin spread and interest rate margin were 3.03% and 3.66% for the first nine months of 1997, respectively. These represent a decrease of 22 and 18 basis points when compared to the same period in 1996.


                                                                   Three Months Ended                    Three Months Ended
                                                                   September 30, 1997                    September 30, 1996
                                                          ---------------------------------      ---------------------------------
                                                          Average                   Average      Average                   Average
                                                          Balance     Interest       Rate        Balance      Interest      Rate
                                                          -------     --------      -------      -------      --------     -------
Assets
------
Interest-Earning Assets:
        Taxable Securities                              $1,189,299     $20,658       6.94%       $995,135     $16,562       6.65%
        Tax-exempt securities (1)                          323,649       6,522       8.06%        295,910       6,169       8.34%
                                                        -------------------------------------------------------------------------
                Total Securities (2)                     1,512,948      27,180       7.18%      1,291,045      22,731       7.04%
        Mortgage loans held for sale (3)                    13,538         238       7.03%          8,748         183       8.37%
        Loans (1) (4)                                    1,897,633      42,407       8.82%      1,750,766      39,207       8.84%
        Other earning assets                                 9,632          99       4.02%         16,739         294       6.87%
        Fees on mortgage loans held for sale (3)                 -         598          -               -         410          -
                                                        ----------     -------       -----     ----------     -------       -----
                        Total Interest-Earning Assets   $3,433,751     $70,522       8.15%     $3,067,298     $62,825       8.12%
Noninterest-Earning Assets:
        Cash and Due from Banks                             88,550                                 97,344
        Other Assets                                       130,827                                112,527
        Allowance for Loan Losses                          (20,411)                               (18,153)
                                                        ----------                             ----------
                        Total Assets                    $3,632,717                             $3,259,016
                                                        ==========                             ==========

Liabilities and Stockholders' Equity
------------------------------------
Interest-Bearing Liabilities:
        Interest-bearing demand and savings
         deposits                                         $733,551      $5,283       2.86%        715,218      $4,605       2.56%
        Time Deposits                                    1,402,317      20,808       5.89%      1,301,547      19,105       5.84%
                                                        ----------     -------       -----      ---------      ------       -----
          Total interest-bearing deposits                2,135,868      26,091       4.85%      2,016,765      23,710       4.66%
        Short-Term Borrowings                              755,351      11,020       5.72%        523,696       7,458       5.59%
        Long-Term Debt                                     139,420       2,555       7.27%        165,684       2,349       5.64%
                                                        ----------     -------       -----      ---------      ------       -----
        Total Interest-Bearing Liabilities              $3,030,639     $39,666       5.18%      2,706,145     $33,517       4.90%
Noninterest-Bearing Liabilities:
        Demand Deposits                                    285,716                                279,648
        Other Liabilities (3)                               43,541                                 36,398
                                                        ----------                              ---------
                Total Liabilities                       $3,359,896                             $3,022,191
Stockholders' Equity (3)                                   272,821                                236,825
                                                        ----------                              ---------
                Total Liabilities and
                Stockholders' Equity                    $3,632,717                             $3,259,016
                                                        ==========                              =========

                Net Interest Income                                    $30,856                                $29,308
                                                                       =======                                =======
                Net Interest Spread                                                  2.97%                                  3.22%
                                                                                     =====                                  =====
                Interest Rate Margin                                                 3.58%                                  3.80%
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



                                                                   Nine Months Ended                     Nine Months Ended
                                                                   September 30, 1997                    September 30, 1996
                                                          ---------------------------------      ---------------------------------
                                                          Average                   Average      Average                   Average
                                                          Balance     Interest       Rate        Balance      Interest      Rate
                                                          -------     --------      -------      -------      --------     -------
Assets
------
Interest-Earning Assets:
        Taxable Securities                              $1,099,477     $56,312       6.83%       $947,275     $46,136       6.49%
        Tax-exempt securities (1)                          307,335      18,538       8.04%        276,717      17,206       8.29%
                                                        -------------------------------------------------------------------------
                Total Securities (2)                     1,406,812      74,850       7.10%      1,223,992      63,342       6.90%
        Mortgage loans held for sale (3)                    11,125         586       7.02%         10,209         621       8.11%
        Loans (1) (4)                                    1,843,032     122,218       8.80%      1,682,582     113,198       8.90%
        Other earning assets                                11,217         446       5.24%         19,031       1,107       7.64%
        Fees on mortgage loans held for sale (3)                 -       1,444          -               -       1,479          -
                                                        ----------    --------       -----     ----------    --------       -----
                        Total Interest-Earning Assets   $3,272,186    $199,544       8.11%     $2,935,814    $179,747       8.12%
Noninterest-Earning Assets:
        Cash and Due from Banks                             87,901                                 96,160
        Other Assets                                       120,740                                120,146
        Allowance for Loan Losses                          (19,975)                               (17,614)
                                                        ----------                             ----------
                        Total Assets                    $3,460,852                             $3,134,506
                                                        ==========                             ==========

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
        Interest-bearing demand and savings deposits      $724,260     $14,790       2.73%        717,153     $13,660       2.54%
        Time Deposits                                    1,350,422      59,254       5.87%      1,257,056      55,141       5.86%
          Total interest-bearing deposits                2,074,682      74,044       4.77%      1,974,209      68,801       4.64%
        Short-Term Borrowings                              658,692      28,396       5.70%        445,258      18,322       5.42%
        Long-Term Debt                                     131,704       6,675       6.78%        162,382       7,547       6.21%
                                                        ----------    --------       -----     ----------    --------       -----
        Total Interest-Bearing Liabilities              $2,865,078    $109,115       5.08%      2,581,849     $94,670       4.87%
Noninterest-Bearing Liabilities:
        Demand Deposits                                    291,190                                277,177
        Other Liabilities (3)                               40,805                                 35,329
                                                        ----------                             ----------
                Total Liabilities                       $3,197,073                             $2,894,355
Stockholders' Equity (3)                                   263,779                                240,151
                                                        ----------                             ----------
                Total Liabilities and
                Stockholders' Equity                    $3,460,852                             $3,134,506
                                                        ==========                             ==========

                Net Interest Income                                    $90,429                                $85,077
                                                                       =======                                =======
                Net Interest Spread                                                  3.03%                                  3.25%
                                                                                     =====                                  =====
                Interest Rate Margin                                                 3.66%                                  3.84%
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

The level of net interest income is the result of the relationship between total volume and mix of interest- earning assets and the rates earned, and the total volume and mix of interest-bearing liabilities and the rates paid. The rate and volume components associated with interest-earning assets and interest-bearing liabilities are segregated in the table above to analyze the
changes in net interest income.   Because of changes in the mix of the
components of interest-earning assets and interest-bearing liabilities, the computations for each of the components do not equal the calculation for interest-earning assets as a total and interest-bearing liabilities as a total. The table below presents an analysis of the changes in net interest income.

                                                                 For Three Months Ended
                                                         September 30, 1997 / September 30, 1996
                                                                     (in thousands)
                                              ------------------------------------------------------------
                                              Increase (Decrease)  Due to Change in        Total Net
                                                Average Volume       Average Rate      Increase (Decrease)
                                              ------------------------------------------------------------
Interest Income:
     Taxable Securities                               $3,447             $649                $4,096
     Tax-Exempt Securities (1)                           564             (211)                  353
                                                      ---------------------------------------------
         Total Securities (2)                          4,011              438                 4,449
     Mortgage Loans Held for Sale                         88              (33)                   55
     Loans (1) (4)                                     3,162               38                 3,200
     Other Earning Assets                                (99)             (96)                 (195)
     Fees on Mortgage Loans Held for Sale (3)            206              (18)                  188
                                                      ---------------------------------------------
     Total Interest-Earning Assets                    $7,629              $68                $7,697
                                                      =============================================

Interest Expense:
     Interest-Bearing Demand & Savings Deposits         $121             $557                  $678
     Time Deposits                                     1,494              209                 1,703
                                                      ---------------------------------------------
         Total Interest-Bearing Deposits               1,453              928                 2,381
     Short-Term Borrowings                             3,375              187                 3,562
     Long-Term Debt                                     (411)             617                   206
                                                      ---------------------------------------------
     Total Interest-Bearing Liabilities               $4,417           $1,732                $6,149
                                                      =============================================

     Net Interest Margin / Net Interest Income (FTE)  $3,212          ($1,664)               $1,548
                                                      =============================================

The above table shows the changes in interest income (tax equivalent) and interest expense attributable to volume and rate variances. The change in interest income (tax equivalent) due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

1. The interest on tax-exempt investment securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
2. The average balance has been adjusted to exclude the effect of Statement of Financial Accounting Standards No. 115.
3. The yield-related fees recognized from the origination of mortgage loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
4. The balances of non-accrual loans are included in average loans outstanding. Interest on loans includes yield- related loan fees.

The change in net interest income due to change in average volume when comparing the third quarter of 1997 and 1996 results from the growth of average earning assets of $366.5 million or 11.9%.

The decrease in net interest income attributable to rate between the third quarter of 1997 and 1996 is due to the rate on interest bearing liabilities increasing 28 basis points while the yield on earning assets did not change. The increase in the rate paid on interest bearing liabilities is partially a result of the increase in the rate paid on long-term debt related to the issuance of $40 million of capital securities at a rate of 9.35% on March 25, 1997.

                                                                 For Nine Months Ended
                                                         September 30, 1997 / September 30, 1996
                                                                     (in thousands)
                                              ------------------------------------------------------------
                                              Increase (Decrease)  Due to Change in        Total Net
                                                Average Volume       Average Rate      Increase (Decrease)
                                              ------------------------------------------------------------
Interest Income:
     Taxable Securities                               $8,162             $2,014              $10,176
     Tax-Exempt Securities (1)                         1,859               (527)               1,332
                                                     -----------------------------------------------
         Total Securities (2)                         10,021              1,487               11,508
     Mortgage Loans Held for Sale                         53                (88)                 (35)
     Loans (1) (4)                                    10,722             (1,702)               9,020
     Other Earning Assets                               (372)              (289)                (661)
     Fees on Mortgage Loans Held for Sale (3)             22                (57)                 (35)
                                                     -----------------------------------------------
     Total Interest-Earning Assets                   $20,679              ($882)             $19,797
                                                     ===============================================

Interest Expense:
     Interest-Bearing Demand & Savings Deposits         $136               $994               $1,130
     Time Deposits                                     4,097                 16                4,113
                                                     -----------------------------------------------
         Total Interest-Bearing Deposits               3,600              1,643                5,243
     Short-Term Borrowings                             9,159                915               10,074
     Long-Term Debt                                   (1,513)               641                 (872)
                                                     -----------------------------------------------
     Total Interest-Bearing Liabilities              $11,246             $3,199              $14,445
                                                     ===============================================

     Net Interest Margin / Net Interest Income (FTE)  $9,433            ($4,081)              $5,352
                                                     ===============================================

The above table shows the changes in interest income (tax equivalent) and interest expense attributable to volume and rate variances. The change in interest income (tax equivalent) due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

1. The interest on tax-exempt investment securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
2. The average balance has been adjusted to exclude the effect of Statement of Financial Accounting Standards No. 115.
3. The yield-related fees recognized from the origination of mortgage loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
4. The balances of non-accrual loans are included in average loans outstanding. Interest on loans includes yield- related loan fees.

The change in net interest income due to change in average volume during the first nine months of 1997 is due to average earning assets increasing 11.5%. The growth in earning assets is due to a $182.8 million increase in average investment securities and a $160.5 million increase in average loans. This growth was funded primarily by a $213.4 million increase in short-term borrowed funds and $100.5 million in time deposits.

The decrease in net interest income attributable to rate during the first nine months of 1997 due to changes in average rate is a result of yield on earning assets declining one basis point while the rate paid on interest bearing liabilities increased 21 basis points. The decrease in the yield on earning assets is due to the rate on average loans declining 10 basis points. The rate paid on interest bearing liabilities increased as higher rate short-term borrowed funds grew 47.9% and were the primary source used to fund earning asset growth.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $2.7 million and $6.5 million for the three and nine month periods ended September 30, 1997, respectively. This represents an increase of $377,000 or 16.4% and $2.2 million or 49.8% over the comparable 1996 periods. The year-to-date increase in provisions relates mainly to $2.0 million of charge-offs of satellite receivables at the Consumer Finance subsidiary. Net charge-offs of satellite receivables were $512,000 in the third quarter of 1997 a decline from the $1.0 million in the second quarter. AMCORE has engaged a consultant to determine the marketability of the satellite receivables into the secondary market.

Annualized net charge-offs as a percent of average loans were .30% for the third quarter of 1997 and .32% for the nine month period compared to .22% and
 .17% for the comparable 1996 periods. Excluding the charge-offs related to the satellite receivables, the banking subsidiaries' annualized net charge-offs as a percent of average loans would have been less than .20% for both periods.

The reserve for loan losses as a percent of total loans was 1.12% and 1.07% at September 30, 1997 and December 31, 1996, respectively.

NON-INTEREST INCOME

Total non-interest income in the third quarter was $11.1 million, a decrease of $949,000 from the same period in 1996. This decline relates to the $1.4 million gain on the sale of merchant card processing included in other income in the third quarter of 1996. On a year-to-date basis, the increase in non-interest income is $1.6 million or 5.1%. The first quarter of 1997 included a $1.9 million gain on the sale of most of the company's credit card receivables and a $742,000 reduction in mortgage revenue resulting from the write down of mortgage servicing rights as required by FAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments in Liabilities" which was effective January 1, 1997.

Trust and asset management income, the largest component of non-interest income, increased 8.8% and 9.7% for the three and nine month periods ended September 30, 1997 when compared to the same periods in 1996. This increase is partially attributable to mutual fund assets in the Vintage Family of Funds increasing to $853 million or 42.7% from September 30, 1996. The Vintage Equity Fund has recently received its fourth consecutive five-star rating from Morningstar.

Mortgage revenues increased $196,000 or 17.5% during the third quarter of 1997 as a result of increased origination market share and higher servicing revenues. The mortgage servicing portfolio as of September 30, 1997 was $938 million. On a year-to-date basis, mortgage revenues, excluding the previously mentioned write down of mortgage servicing rights, increased $528,000, or 16.3%.

Insurance revenues declined $360,000 in the third quarter of 1997 primarily as a result of a change in reporting method during 1996.

OPERATING EXPENSES

Operating expenses were $24.7 million during the third quarter, a decline of $561,000 or 2.2%. This decline was primarily due to reduced employee benefits, mainly profit sharing expense, and equipment expenses as a result of core bank data processing outsourcing. The efficiency ratio for the third quarter of 1997 was 58.92%, which represents the first time AMCORE's efficiency ratio has been below 60.00%.

Operating expenses increased $10.3 million or 13.8% during the first nine months of 1997 when compared to the similar period in 1996. The second quarter of 1997 included $4.9 million of pre-tax merger charges and a $4.3 million pre-tax core bank data processing outsourcing charge, as discussed previously. Without these charges, operating expenses would have increased $1.3 million or 1.8%.

INCOME TAXES

Income tax expense for the third quarter of 1997 decreased $143,000 million or 4.4%, as a result of increased tax exempt income at both the state and federal levels. The effective tax rate for the third quarter was 25.61% compared to 28.12% in the third quarter of 1996. For the nine months ended September 30, 1997 income taxes decreased $2.3 million or 26.1% primarily as a result of lower income before tax due to the previously mentioned second quarter merger and core bank data processing charges.

BALANCE SHEET REVIEW

Total assets were $3.7 billion at September 30, 1997, an increase of $393.6 million or 11.8%, from December 31, 1996. Investment securities and short-term borrowings increased $311.6 million and $242.9 million, respectively, due to an increase in the investment leveraging program discussed previously.

Total loans increased $97.1 million or 7.1% annualized from December 31, 1996 despite the sale of approximately $17.4 million of credit card and student loan receivables in the first quarter. Total deposits grew at an annualized rate of 6.9% between December 31, 1996 and September 30, 1997. Approximately 72.5% of the increase were in brokered CD's, which were $207.4 million at September 30, 1997.

As previously mentioned, AMCORE issued $40 million of capital trust securities on March 25, 1997. The proceeds from these securities were used to repay in full the term debt of the parent company totaling $17.7 million. The remaining proceeds was used to pay off the debt of merged companies totaling $7.8 million and general corporate purposes.

ASSET QUALITY REVIEW

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses was $21.4 million at September 30, 1997, an increase of $2.1 million from December 31, 1996. The allowance represented 1.12% of total loans and 110.84% of non- performing loans at September 30, 1997. The comparable ratios were 1.07% and 156.7% at December 31, 1996.

Net charge-offs were $1.4 million during the third quarter of 1997 versus $955,000 for the same quarter of 1996. The increase relates primarily to $512,000 million of charge-offs at the Consumer Finance subsidiary related to satellite receivables. AMCORE anticipates the level of charge-offs related to satellite receivables will remain relatively stable in future quarters.

An analysis of the allowance for loan and lease losses as of September 30, 1997 and 1996 is presented below:

                                    For the Three Months         For the Nine Months
                                    Ended September 30          Ended September 30
                                    ------------------------------------------------
                                       1997     1996               1997      1996
                                    ================================================
Balance at beginning of period       $20,173  $17,995            $19,295   $17,107
Charge-Offs:
     Commercial loans & leases           412      139                600       348
     Real estate loans                   132        6                426       236
     Installment loans                 1,103      918              3,837     2,224
     Credit card loans                    70      180                460       484
                                     ---------------------------------------------
                                       1,717    1,243              5,323     3,292

Recoveries:
     Commercial loans & leases            32       77                245       241
     Real estate loans                    19       15                 33       264
     Installment loans                   219      176                584       601
     Credit card loans                    16       20                 57        60
                                     ---------------------------------------------
                                         286      288                919     1,166

Net Charge-Offs                        1,431      955              4,404     2,126

Provision charged to expense           2,673    2,296              6,524     4,355
                                     ---------------------------------------------

Balance at end of period             $21,415  $19,336            $21,415   $19,336
                                     =============================================

Ratio of net charge-offs during
the period to average loans
outstanding during the period (1)       0.30%    0.22%              0.32%     0.17%
                                     =============================================

(1) On an annualized basis

NON-PERFORMING ASSETS

Non-performing assets increased $7.5 million from December 31, 1996 to $20.7 million at September 30, 1997. A large agri-business credit with a current balance of $4.0 million was classified to non-accrual in the first quarter. AMCORE anticipates the security behind this loan will minimize loss exposure so as not to have a material adverse effect on future performance. Non-performing assets as of September 30, 1997 and December 31, 1996 are presented below:

                                             September 30, 1997  December 31, 1996
                                             -------------------------------------
Non-accrual loans and leases                        $18,903           $12,034
Restructured loans and leases                           418               283
                                                    -------------------------
     Total non-performing loans and leases          $19,321           $12,317
                                                    =========================
Other real estate owned                               1,422               920
                                                    -------------------------
     Total non-performing assets                    $20,743           $13,237
                                                    =========================

Loans 90 days or more past due and still accruing    $4,457            $3,684

Loans 90 or more days past due increased $773,000 when compared to December 31, 1996. This includes satellite dish receivables 90 or more days past due of $935,000 at September 30, 1997 compared to $859,000 at December 31, 1996. Satellite dish receivables 90 or more days past due peaked at $1.6 million in March of 1997.

CAPITAL MANAGEMENT

Total stockholder's equity was $280.6 million at September 30, 1997, an increase of $23.2 million from December 31, 1996, including a $9.4 million increase in the unrealized gain on securities available for sale. The book value per share of AMCORE common stock was $10.434 at September 30, 1997. AMCORE increased dividends paid during the third quarter to $.12 versus the $.11 per share paid in the prior two quarters of 1997.

AMCORE is considered "well capitalized" based on regulatory guidelines.   The
previously mentioned $40 million of trust capital securities issued during the first quarter are considered Tier I capital for regulatory purposes and caused an increase in all regulatory capital ratios. AMCORE's leverage ratio was 8.28% at September 30, 1997. AMCORE's ratio of Tier I capital at 13.61% and total risk based capital of 14.58% significantly exceed the regulatory minimum as indicated in the table below:

                               September 30, 1997      September 30, 1996
                               ------------------      ------------------
                                Amount      Ratio       Amount      Ratio
                               ==========================================
Tier 1 Capital                 $300,027     13.61%     $239,003     11.82%
Tier 1 Capital Minimum           88,114      4.00%       80,881      4.00%
                             --------------------------------------------
Amount in Excess of Minimum    $211,913      9.61%     $158,122      7.82%
                             ============================================
Total Capital                  $321,442     14.58%     $258,205     12.76%
Total Capital Minimum           176,253      8.00%      161,884      8.00%
                             --------------------------------------------
Amount in Excess of Minimum    $145,189      6.58%      $96,321      4.76%
                             ============================================

Risk Adjusted Assets         $2,204,780              $2,022,802
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

10.1 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 22 of AMCORE's Annual Report on Form 10-K for the year ended December 31,
         1994).

10.2 AMCORE Financial, Inc. 1994 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 23 of AMCORE's Annual Report on Form 10-K for the year ended December 31, 1993).

10.3A Amended and Restated Transitional Compensation Agreement dated June 1, 1996 between AMCORE Financial, Inc. and Robert J. Meuleman. (Incorporated by reference to Exhibit 10.3A of AMCORE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)

10.3B Amended and Restated Transitional Compensation Agreement dated June 1, 1996 between AMCORE Financial, Inc. and the following individuals:
         John R. Hecht, and James S. Waddell. (Incorporated by reference to
         Exhibit 10.3B of AMCORE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)

10.3C Transitional Compensation Agreement dated June 1, 1996 between AMCORE Financial, Inc. and the following individuals: Charles E. Gagnier and Gerald W. Lister. (Incorporated by reference to Exhibit 10.3C of AMCORE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)

10.3D Transitional Compensation Agreement dated June 1, 1996 between AMCORE Financial, Inc. and the following individuals: William J. Hippensteel, Alan W. Kennebeck and James F. Warsaw. (Incorporated by reference to Exhibit 10.3D of AMCORE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)

10.3E Transitional Compensation Agreement dated May 21, 1997 between AMCORE Financial, Inc. and Kenneth E. Edge.

10.3F Transitional Compensation Agreement dated May 21, 1997 between AMCORE Financial, Inc. and Charie A. Zanck.

10.4 Commercial Paper Placement Agreement dated November 10, 1995 with M&I Marshall and Ilsley Bank (Incorporated by reference to Exhibit 10.6 to AMCORE's Annual Report on Form 10-K for the year ended December 31, 1995).

10.5A Executive Insurance Agreement dated March 1, 1996 between AFI and the following executives: Robert J. Meuleman and James S. Waddell (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended March 31, 1996).

10.5B Executive Insurance Agreement dated May 21, 1991 between AFI and Kenneth E. Edge.

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

10.8 First Amendment to Loan Agreement with M & I Marshall and Ilsley Bank dated November 9, 1996.

10.9 Second Amendment to Loan Agreement with M & I Marshall and Ilsley Bank dated September 29, 1997.

22 1997 Notice of Annual Meeting of Stockholders and Proxy Statement (Incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

27       Financial Data Schedule

99       Additional exhibits - Press release dated October 21, 1997.
                             - Press release dated November 12, 1997.


(b) One report on Form 8-K was filed with the Commission on October 7, 1997 announcing the signing of a definitive agreement for AMCORE to acquire Investors Management Group on October 1, 1997 (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on October 7, 1997).

         One report on Form 8-K was filed with the Commission on August 22, 1997 announcing the declaration of a three-for-two stock split and cash dividend on August 18, 1997 (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on August 22, 1997).

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        AMCORE Financial, Inc.

                        (Registrant)



Date: November 14, 1997

                        /s/ John R. Hecht
                        -------------------------------------------------
                            John R. Hecht
                        Senior Vice President and Chief Financial Officer (Duly authorized officer of the registrant and principal financial officer)