Form 10-K
period 1997-12-31
AMCORE FINANCIAL INC
filed 1998-03-26
CIK 714756

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

          Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, $.22 par value
                          Common Stock Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X   Yes      __   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
----

As of March 16, 1998, 27,130,467 shares of common stock were outstanding and the aggregate market value of the shares based upon the average of the bid and asked price held by non-affiliates was approximately $705,392,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 1998 Notice of Annual Meeting and Proxy Statement are incorporated by reference into Part III of the Form 10-K.

================================================================================

                             AMCORE FINANCIAL, INC.

                          FORM 10-K TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I
Item 1    Business....................................................     3
Item 2    Properties..................................................     8
Item 3    Legal Proceedings...........................................     8
Item 4    Submission of Matters to a Vote of Security Holders.........     8
PART II
Item 5    Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................     9
Item 6    Selected Financial Data.....................................     9
Item 7    Management's Discussion and Analysis of the Results of
          Operations and Financial Condition..........................    10
Item 8    Financial Statements and Supplementary Data.................    27
Item 9    Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    58
PART III
Item 10   Directors and Executive Officers of the Registrant..........    58
Item 11   Executive Compensation......................................    58
Item 12   Security Ownership of Certain Beneficial Owners and
          Management..................................................    58
Item 13   Certain Relationships and Related Transactions..............    58
PART IV
Item 14   Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    59
SIGNATURES............................................................    61

                                     PART I

                                ITEM 1. BUSINESS

GENERAL

     AMCORE Financial, Inc. (AMCORE) is a registered multi-bank holding company incorporated under the laws of the State of Nevada in 1982. The corporate headquarters are located at 501 Seventh Street in Rockford, Illinois. AMCORE owns directly or indirectly all of the outstanding common stock of each of its ten subsidiary banks, two subsidiary bank holding companies and seven financial service subsidiaries. AMCORE provides the subsidiaries with advice and counsel on policies and operating matters among other things.

BANK SUBSIDIARIES

     AMCORE directly owns two second tier bank holding companies. First National Bancorp, Inc. (FNB) is a one-bank holding company and owns AMCORE Bank N.A., South Central. Country Bank Shares Corporation (Country) is a four-bank holding company and owns AMCORE Bank Mt. Horeb, AMCORE Bank Clinton, AMCORE Bank Montello, and AMCORE Bank Argyle, all state-chartered banks. AMCORE also directly owns AMCORE Bank N.A., Rockford (ROCKFORD), AMCORE Bank N.A., Rock River Valley, AMCORE Bank N.A., North Central (NORTH CENTRAL), AMCORE Bank N.A., Northwest (NORTHWEST), and AMCORE Investment Group, N.A. (AIG), all nationally chartered banks, and AMCORE Bank Aledo, a state chartered bank. The Illinois affiliate banks conduct business at 41 locations throughout northern Illinois, excluding Cook county and the far northwestern counties. The primary service region includes the Illinois cities of Rockford, Elgin, Woodstock, Carpentersville, Crystal Lake, Sterling, Dixon, Princeton, Aledo, Rochelle, Ashton, South Beloit, Gridley, Mt. Morris, Mendota, Peru and the surrounding communities. The Wisconsin affiliate banks conduct business at 22 locations throughout south-central Wisconsin. The primary service region includes the Wisconsin cities of Madison, Monroe, Clinton, Argyle, Mt. Horeb, Montello and the surrounding communities.

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

     In 1996, AMCORE realigned three financial service subsidiaries under a non-depository bank charter. The former AMCORE Trust Company was converted from a trust company charter to a nationally chartered non-depository bank called AMCORE Investment Group, N.A. AMCORE Capital Management, Inc. and AMCORE Investment Services, Inc. were sold by ROCKFORD, and became subsidiaries of AIG on the same date. These companies provide trust, capital management, brokerage services, and act as the investment advisor of the Vintage mutual funds.

FINANCIAL SERVICE SUBSIDIARIES

     AMCORE Mortgage, Inc. (AMI), a wholly-owned subsidiary, was incorporated under the laws of the State of Nevada in 1987. Through AMI, AMCORE provides each bank affiliate with a variety of mortgage lending products to meet their customer needs. All fixed rate long-term loans originated by AMI are sold in the secondary market. AMI also originates adjustable rate and balloon loans for sale to affiliate banks and other investors. AMI continues to service most of the loans that are sold.

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

     AMCORE Investment Services, Inc. (AIS), a wholly-owned subsidiary of AIG, was incorporated under the laws of the State of Illinois in October 1990, and in July 1991, became a member of the National Association of Security Dealers
(NASD). AIS is a full-service brokerage company that offers a full range of investment alternatives including annuities, mutual funds, stocks, bonds and AMCORE's Vintage Mutual Fund family.

     AMCORE Capital Management, Inc. (ACM) was incorporated under the laws of the State of Illinois in December 1992 and is a wholly-owned subsidiary of AIG. ACM manages the assets of AMCORE's Vintage Mutual Fund family, which were introduced in December 1992, as well as trust and other private investor assets.

     Investors Management Group, LTD (IMG) was incorporated under the laws of the State of Iowa in June 1992 and became a wholly-owned subsidiary of AIG on February 17, 1998. IMG is an asset management company whose primary clients include mutual funds, insurance companies, banks, retirement plans, foundations, endowments, and individuals.

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

     On September 29, 1994, Congress passed laws allowing interstate banking and interstate branching. A year later, nationwide interstate banking became effective allowing institutions to make acquisitions in any state. Beginning July 1, 1997, interstate branching became effective, and banks can merge with affiliate banks or establish de novo branches in any state. Individual states, however, have the right to opt out of interstate branching.

EMPLOYMENT

     AMCORE had 1,416 full-time equivalent employees as of December 31, 1997. AMCORE provides a variety of benefit plans to its employees including health, dental, group term life and disability insurance, childcare reimbursement, retirement, profit sharing, 401(k) and flexible spending accounts, incentive stock option, stock purchase and dividend reinvestment plans. AMCORE believes that its relationship with its employees is good.

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

     AMCORE, FNB, and Country are supervised and examined by the FRB. Nationally-chartered affiliate banks are supervised and regularly examined by the Office of the Comptroller of the Currency (OCC) and are subject to examination by the FRB. The state-chartered affiliate banks are supervised and regularly examined by the Illinois Commissioner of Banks. In addition, all affiliate banks are subject to periodic examination by the Federal Deposit Insurance Corporation (FDIC).

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

SUBSIDIARY DIVIDENDS AND CAPITAL

     Legal limitations exist as to the extent to which the bank subsidiaries can lend or pay dividends to AMCORE. The payment of dividends by national banks without prior regulatory approval is limited to the current year's net income plus the adjusted retained net income for the two preceding years. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the FRB and regulations issued by the FDIC and the OCC (collectively "Agencies"). As of December 31, 1997, approximately $49.3 million was available for payment to AMCORE in the form of dividends without prior regulatory approval. The bank subsidiaries are also limited as to the amount they may lend to AMCORE. At December 31, 1997, the maximum amount available to AMCORE in the form of loans approximated $28.3 million.

     In 1990, the FRB established risk-based capital guidelines for bank holding companies. These capital rules require minimum capital levels as a percent of risk-weighted assets. Banking organizations must have minimum capital ratios of 4% and 8% for Tier 1 capital and total capital, respectively. The FRB also established leverage capital requirements intended primarily to establish minimum capital requirements for those banking organizations that have historically invested a significant portion of their funds in low risk assets. Federally supervised banks are required to maintain a minimum leverage ratio of not less than 4%. Refer to the Capital section of Item 7 for a summary of AMCORE's capital ratios as of December 31, 1997 and 1996.

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

           NAME               AGE        PRINCIPAL OCCUPATION WITHIN THE LAST FIVE YEARS
           ----               ---        -----------------------------------------------
Robert J. Meuleman........    58     President and Chief Executive Officer of AMCORE since
                                     January 1996. Previously Executive Vice President and
                                     Chief Operating Officer--Banking Subsidiaries of AMCORE
                                     from December 1991 to January 1996.
Kenneth E. Edge...........    52     Executive Vice President and Chief Operating Officer of
                                     AMCORE since April, 1997. Previously Group Vice
                                     President, Banking Subsidiaries from June 1995 to
                                     April, 1997 and Executive Vice President of ROCKFORD
                                     from July 1992 to June 1995.
Charles E. Gagnier........    64     Executive Vice President, Bank Mergers and Acquisitions
                                     of AMCORE and Chairman of the Board of Directors of
                                     ROCKFORD since January 1997. Previously President and
                                     Chief Executive Officer of ROCKFORD from January 1992
                                     to December 1996.
John R. Hecht.............    39     Executive Vice President and Chief Financial Officer of
                                     AMCORE since December, 1997. Previously Senior Vice
                                     President and Chief Financial Officer of AMCORE from
                                     July 1992 to December 1997.
James S. Waddell..........    53     Executive Vice President, Chief Administrative Officer
                                     and Corporate Secretary of AMCORE since January 1994.
                                     Previously Senior Vice President of Administration of
                                     AMCORE from July 1992 to January 1994.
Alan W. Kennebeck.........    52     Group Vice President, AMCORE. President and Chief
                                     Executive Officer of AIG; and Chief Executive Officer
                                     of AIS since July 1995. Previously President of AIS
                                     from July 1995 to December, 1997; and Chief Operating
                                     Officer of Piper Trust Co. from 1993 to July 1995.
Charie A. Zanck...........    45     Group Vice President, AMCORE, since May 1997.
                                     Previously President and Chief Executive Officer of
                                     Northwest from June 1993 to May 1997; and Chief
                                     Operating Officer and Executive Vice President of
                                     Northwest from June 1992 to June 1993.
William T. Hippensteel....    41     Senior Vice President and Corporate Marketing Director
                                     of AMCORE since January 1993.

           NAME               AGE        PRINCIPAL OCCUPATION WITHIN THE LAST FIVE YEARS
           ----               ---        -----------------------------------------------
James F. Warsaw...........    47     President and Chief Executive Officer of ROCKFORD since
                                     January 1997. Previously Executive Vice President and
                                     Chief Operating Officer of ROCKFORD from June 1995 to
                                     December 1996, and Executive Vice President and Senior
                                     Credit Officer of ROCKFORD from December 1992 to May
                                     1995.

                               ITEM 2. PROPERTIES

     On December 31, 1997, AMCORE had 70 locations, of which 51 were owned and 19 were leased. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See Notes 6 and 7 of the Notes to Consolidated Financial Statements included under Item 8 of this document for further information on properties.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

              ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                          RELATED STOCKHOLDER MATTERS

     See Item 6 and 8 of this document for information on stock price ranges and dividends. The principal market for the quotations of stock prices is the NASDAQ National Market System. There are approximately 6,500 holders of record of AMCORE's common stock.

                        ITEM 6. SELECTED FINANCIAL DATA

                FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

                                                  1997          1996          1995          1994          1993
                                                  ----          ----          ----          ----          ----
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE YEAR:
Interest income............................    $  261,507    $  235,036    $  202,268    $  172,279    $  169,219
Interest expense...........................       148,960       128,902       104,017        76,761        74,609
                                               ----------    ----------    ----------    ----------    ----------
Net interest income........................       112,547       106,134        98,251        95,518        94,610
Provision for loan and lease losses........         7,045         5,428         3,165         1,751         2,762
Non-interest income........................        47,708        42,270        36,874        33,891        32,693
Operating expense..........................       115,628        98,939       101,730        92,604        89,640
                                               ----------    ----------    ----------    ----------    ----------
Income before income taxes.................        37,582        44,037        30,230        35,054        34,901
Income taxes...............................         8,918        12,161         7,205         9,321         9,195
                                               ----------    ----------    ----------    ----------    ----------
Net income.................................    $   28,664    $   31,876    $   23,025    $   25,733    $   25,706
                                               ==========    ==========    ==========    ==========    ==========
Return on average assets(1)(2).............          0.81%         1.00%         0.85%         1.03%         1.08%
Return on average equity(1)(2).............         10.66         13.14         10.27         12.30         13.39
Net interest margin........................          3.64          3.81          4.12          4.48          4.60
                                               ----------    ----------    ----------    ----------    ----------
AVERAGE BALANCE SHEET:
Total assets...............................    $3,520,229    $3,181,646    $2,715,520    $2,504,516    $2,387,674
Loans and leases, net of unearned income...     1,867,355     1,711,850     1,557,375     1,391,037     1,274,200
Earning assets.............................     3,325,778     2,967,054     2,501,973     2,294,262     2,186,609
Deposits...................................     2,399,423     2,274,191     2,182,327     2,102,098     2,032,189
Long-term borrowings.......................       132,533       159,504        34,367        29,004        34,568
Stockholders' equity.......................       268,996       242,657       224,219       209,161       191,953
                                               ----------    ----------    ----------    ----------    ----------
ENDING BALANCE SHEET:
Total assets...............................    $3,667,690    $3,331,995    $2,903,282    $2,607,626    $2,421,104
Loans and leases, net of unearned income...     1,962,674     1,807,121     1,620,365     1,481,497     1,320,204
Earning assets.............................     3,452,398     3,114,450     2,635,111     2,366,480     2,148,414
Deposits...................................     2,527,043     2,351,490     2,208,838     2,119,063     2,033,741
Long-term borrowings.......................       159,125       131,612       115,752        30,157        35,204
Stockholders' equity.......................       287,476       257,420       242,096       212,571       202,589
                                               ----------    ----------    ----------    ----------    ----------
FINANCIAL CONDITION ANALYSIS:
Allowance for loan losses to year-end
  loans....................................          1.01%         1.07%         1.06%         1.16%         1.35%
Allowance to non-performing loans..........        100.20        156.84        123.06        127.20        130.24
Net charge-offs to average loans...........          0.34          0.19          0.21          0.17          0.17
Non-performing loans to net loans..........          1.01          0.68          0.86          0.92          1.04
Average long-term borrowings to average
  equity...................................         49.27         65.73         15.33         13.87         18.01
Average equity to average assets...........          7.64          7.63          8.26          8.35          8.04
                                               ----------    ----------    ----------    ----------    ----------
STOCKHOLDERS' DATA:
Basic earnings per share...................    $     1.07    $     1.20    $     0.87    $     0.97    $     0.97
Diluted earnings per share.................          1.05          1.18          0.86          0.96          0.97
Book value per share.......................         10.68          9.64          9.10          8.03          7.65
Dividends per share........................          0.45          0.38          0.33          0.31          0.23
Dividend payout ratio......................         42.06%        31.67%        37.93%        31.96%        23.71%
Average common shares outstanding..........        26,862        26,649        26,504        26,443        26,392
                                               ==========    ==========    ==========    ==========    ==========

---------------
(1) The 1997 ratios excluding the impact of the $6.4 million, or $.24 per share, after tax merger related and information systems charges: return on average assets 1.00%; return on average equity 13.05%

(2) The 1995 ratios excluding the impact of the $3.5 million, or $.13 per share, after-tax impairment and merger-related charges: return on average assets 0.98%; return on average equity 11.81%

           ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF THE RESULTS
                      OF OPERATION AND FINANCIAL CONDITION

     The following discussion highlights the significant factors affecting the operations and financial condition of AMCORE for the three years ended December 31, 1997. The discussion should be read in conjunction with the consolidated financial statements, accompanying notes, and selected financial data appearing elsewhere within this report. The financial statements and this discussion have been restated to reflect the mergers with First National Bancorp, Inc. (FNB) and Country Bank Shares Corporation (Country) and a three-for-two stock split.

     This review contains certain forward-looking statements within the meaning of the private securities litigation reform act of 1995 with respect to the results of operations and businesses of AMCORE. These forward-looking statements involve certain risks and uncertainties. Contemplated or projected, forecast or estimated in such forward-looking statements include, among others, the following possibilities: (I) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new and existing competitors; (II) adverse state and federal legislation and regulation; (III) failure to obtain new customers and retain existing customers; (IV) inability to carry out marketing and/or expansion plans; (V) loss of key executives; (VI) changes in interest rates including effect of prepayment; (VII) general economic and business conditions which are less favorable than expected; (VIII) unanticipated changes in industry trends; (IX) changes in Federal Reserve Board monetary policies; (X) inability to realize cost savings anticipated with mergers or data processing outsourcing; and (XI) higher than expected costs or other difficulties associated with merger integration or data processing conversion.

OVERVIEW OF OPERATIONS

     AMCORE reported net income of $28.7 million for the year ended December 31, 1997. This compares to the $31.9 million and $23.0 million reported for the years ended 1996 and 1995, respectively. Diluted earnings per share for 1997 were $1.05 compared to $1.18 in 1996 and $0.86 in 1995. Merger and core bank data processing outsourcing charges of $6.4 million after tax or $0.24 per share are the primary causes of the decline in earnings between 1997 and 1996. Excluding these charges, net income from operations increased $3.2 million or 10.1% primarily from an increase in net interest income related to a 11.5% increase in average earning assets.

     This level of net income resulted in a return on average equity for 1997 of 10.66% versus 13.14% in 1996 and 10.27% in 1995. AMCORE's return on average assets for 1997 was 0.81% compared to 1.00% in 1996 and 0.85% in 1995. If the above mentioned merger and core bank data processing charge are excluded, the return on average equity and return on average assets would be 13.05% and 1.00%, respectively.

     In March of 1997, AMCORE issued $40 million of capital securities through AMCORE Capital Trust I ("Trust"), a statutory business trust. The capital securities pay cumulative cash distributions semiannually at an annual rate of 9.35%. The capital securities qualify as Tier I capital for regulatory capital purposes.

     On April 18, 1997, AMCORE entered the interstate banking arena upon completing its merger with FNB located in Monroe, Wisconsin. AMCORE issued 2,822,286 shares of common stock to the FNB shareholders to effect the merger. FNB has approximately $219 million of assets and five locations. The transaction was accounted for as a pooling of interests. Merger related charges of $1.4 million after-tax were recorded at closing.

     On July 16, 1997, AMCORE expanded its presence in Wisconsin with the completion of the merger with Country, Mt. Horeb, Wisconsin. AMCORE issued 2,469,417 shares of common stock to Country shareholders. Country has approximately $310 million in assets and nine locations. The transaction was accounted for as a pooling of interests. Merger expenses of $2.5 million after-tax were recorded at closing.

     During August of 1997, AMCORE signed an outsourcing agreement with ALLTEL for its core bank data processing. The anticipated benefits of outsourcing mainframe data processing include year 2000 compliant systems, a standardized platform, current software release and operating systems, and an ability to assimilate acquisitions more quickly and less expensively. AMCORE recorded a $2.6 million after tax charge related to write-offs of obsolete software and equipment, severance for staff reductions and conversion costs. AMCORE anticipates modest cost reductions initially with future costs dependent on volume. AMCORE has established a project team to prepare for the year 2000. AMCORE has taken an active approach toward addressing this issue, and is currently in the process of assessing its information systems, testing and validating in-house systems, and obtaining validation and certification of outside systems in an effort to identify and correct potential problems in advance of the year 2000. At this point the internal costs associated with the year 2000 are not anticipated to have a material impact on future performance. Uncertainties related to customers ability to repay loans may have the potential to have a material impact, however, it is too early to estimate the financial consequences.

     As of September 17, 1997, AMCORE completed a three-for-two stock split to shareholders of record on September 5, 1997. This split increased the shares outstanding from 17,941,288 to 26,907,805.

     On February 17, 1998, AMCORE completed it's merger with Investors Management Group, LTD (IMG) of Des Moines, Iowa. AMCORE issued 270,139 shares at closing with additional shares to be issued contingent upon IMG's future performance. IMG is Iowa's largest independent asset management firm with more than $1.6 billion of assets under management. IMG's expertise in fixed income securities will complement AMCORE's equity management skills, including the award winning Vintage family of mutual funds to bring total assets under management to over $3.7 billion. The transaction was a stock exchange accounted for using the purchase method of accounting.

     On December 31, 1997 AMCORE transferred all of the satellite dish receivables (approximately $15.0 million) to held for sale and recognized a $3.0 million after-tax fair value adjustment on this portfolio. This portfolio was sold on January 28, 1998.

     AMCORE is scheduled to complete the merger with Midwest Federal Financial Corp. of Baraboo, Wisconsin (Midwest) on March 27, 1998. AMCORE will issue approximately 1.9 million shares to the Midwest shareholders. Midwest has total assets of $212 million and nine offices.

     This merger will be a stock for stock exchange to be accounted for as pooling of interests. Upon completing this acquisition AMCORE will have 22 offices and total assets of approximately $750 million in Wisconsin.

     AMCORE views the above acquisitions as a means of expanding within its geographic area and anticipates that they will contribute favorably to future results. AMCORE anticipates, that in the future, it will have the opportunity to acquire other financial institutions.

     AMCORE continues to be "well capitalized" as defined by regulatory guidelines. At December 31,1997, the company's total capital to risk weighted assets was 14.38%.

EARNINGS SUMMARY

     The following highlights the major components of net income and their impact for the last two years.

NET INTEREST INCOME

     Net interest income is the difference between income earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. The interest income on certain loans and investment securities is not subject to Federal income tax. For analytical purposes, at December 31, 1997, 1996 and 1995, the interest income and rates on these types of assets are adjusted to a "fully taxable equivalent" basis, net of the effect of any interest expense disallowed. The fully taxable equivalent adjustment was calculated using the Company's statutory Federal income tax rate of 35%. Adjusted interest income is as follows (in thousands):

                                                  YEAR ENDED          YEAR ENDED          YEAR ENDED
                                               DECEMBER 31, 1997   DECEMBER 31, 1996   DECEMBER 31, 1995
                                               -----------------   -----------------   -----------------
Interest Income Book Basis...................      $261,507            $235,036            $202,268
Taxable Equivalent Adjustment................         9,234               8,456               6,662
                                                   --------            --------            --------
Interest Income Taxable
Equivalent Basis.............................       270,741             243,492             208,930
Interest Expense.............................       148,960             128,902             104,017
                                                   --------            --------            --------
Net Interest Income Taxable
Equivalent Basis.............................      $121,781            $114,590            $104,913
                                                   ========            ========            ========

     Net interest income on a fully taxable equivalent basis increased $7.2 million or 6.3% in 1997 and $9.7 million or 9.2% in 1996. The improvement in net interest income during 1997 results mainly from a 11.5% increase in average earning assets which was partially offset by a narrowing in the interest rate spread. During 1996, the improvement in net interest income related to a 19.4% growth in average earning assets, the majority of which was offset by a narrowed interest rate spread.

     The growth in average earning assets in both 1997 and 1996 can be attributed to strong loan growth and increased levels of investment securities related to the investment leveraging program. Average loans increased approximately $155 million in both 1997 and 1996, which represented an increase of 9.1% and 9.9%, respectively.

     The investment leveraging program, which is designed to better utilize capital, averaged $620 million in 1997, an increase of approximately $170 million in 1997 following a $295 million increase in 1996. This program contributed approximately $9.1 million in 1997, $6.2 million in 1996 and $2.2 million in 1995 to net interest income. The program is funded through the use of repurchase agreements, Federal Home Loan Bank ("FHLB") borrowings and a portion of the brokered CD's. The proceeds of these borrowings are invested principally in mortgage-backed and U.S. government agency securities.

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

     As Table 1 indicates, the interest rate spread declined 22 basis points to 3.00% in 1997 from 3.22% in 1996 which was a decline of 27 basis points from the 1995 level of 3.49%. The interest rate margin was 3.64% in 1997, a decline of 17 basis points from 3.81% in 1996. The 1996 level was a decline of 31 basis points from 4.12% in 1995.

     The interest rate spread on the investment securities in the leveraging program was 147 basis points in 1997, 137 basis points in 1996, and 141 basis points in 1995. The interest rate spread on all other earning assets was 3.38% in 1997, 3.57% in 1996, and 3.73% in 1995. As a result, the effect of this program accounted for 10 basis points of the decline in the 1997 interest rate spread and 23 and 8 basis points of the 1996 and 1995 decreases. The interest rate margin was also negatively impacted by the investment leveraging program by approximately 6 basis points in 1997, 29 basis points in 1996 and 12 basis points in 1995. The core interest rate margin which excludes the effect of the investment leveraging program was 4.14%, 4.25%, and 4.40% for 1997, 1996, and 1995, respectively.

     The level of net interest income is the result of the relationship between total volume and mix of interest-earning assets and the rates earned, and the total volume and mix of interest-bearing liabilities and the rates paid. The rate and volume components associated with interest-earning assets and interest-bearing liabilities can be segregated to analyze the year-to-year changes in net interest income. Changes due to rate/volume variances have been allocated between changes due to average volume and changes due to average rate based on the percentage of each to the total change of both categories. Because of changes in the mix of the components of interest-earning assets and interest-bearing liabilities, the computations for each of the components do not equal the calculation for interest-earning assets as a total and interest-bearing liabilities as a total. Table I analyzes the changes attributable to the rate and volume components of net interest income.

Changes Due to Volume

     The change in net interest income due to average volume in 1997 relates to the 9.1% growth in average loans and a 15.5% growth in average investment securities which was partially offset by 7.8% growth in time deposits and 44.4% growth in short-term borrowings.

     The 1996 increase in net interest income due to the change in average volume is attributable to the 9.9% growth in average loans and 36.1% growth in average investment securities. This increase was partially offset by an increase in borrowings of 124.7% used to fund the investment leveraging program.

Changes Due to Rate

     The yield on earning assets declined 1 basis point in 1997 as a 20 basis point increase in the yield on investment securities offset most of the decline in yields on other earning assets. The rate paid on interest bearing liabilities increased 21 basis points. The rate paid on interest bearing deposits increased due to the new AMDEX money market account which indexed to Treasury yields. The rate on short term borrowings increased as the current portion of longer term FHLB borrowings rolled into this category. The rate on long term debt increased 65 basis points as the previously mentioned 9.35% capital trust securities, which qualify as tier I capital, replaced lower rate FHLB borrowing and bank lines.

     The yield on earning assets declined 16 basis points in 1996. The decline is mainly a result of average investment securities, which typically have a lower yield, increasing at a faster rate than average loans. Average investment securities represented 41.7% of average earning assets in 1996 versus 36.6% in 1995. The rate paid on average total interest-bearing liabilities increased 12 basis points in 1996 as average total borrowings, which had a higher cost than other average total interest-bearing liabilities, increased to 24.0% of average total interest-bearing liabilities in 1996 versus 12.9% in 1995.

PROVISION FOR LOAN AND LEASE LOSSES

     The provision for loan and lease losses is an amount added to the allowance against which loan and lease losses are charged. Management determines an appropriate provision for loan losses based upon historical loss experience, regular evaluation of collectibility by lending officers and the corporate loan review staff, and the size and nature of the loan portfolios. Other factors include economic and industry outlooks, concentration characteristics of the loan portfolio and the composition of problem loans.

     The provision for loan and lease losses was $7.0 million for 1997, an increase of $1.6 million or 29.8% from the $5.4 million in 1996. The 1997 increase in provision is due to 8.6% growth in loans and charge-offs on satellite dish receivables. During 1996, the provision increased $2.2 million from the 1995 level of $3.2 million. The increase in the provision in 1996 was primarily related to the growth in the loan portfolio of 11.5%, as both non-performing loans and net charge-offs as a percent of loans declined in 1996.

     During 1997, AMCORE recorded net charge-offs of $6.4 million, an increase of $3.2 million from the 1996 level of $3.2 million mainly as a result of $2.7 million of charge-offs on satellite dish receivables. The 1996 amount remained level with the 1995 amount of $3.3 million. AMCORE anticipates that continued growth in the loan portfolio or weakening economic conditions could cause continued increases in the provision for loan and lease losses. The sale of the satellite dish receivable portfolio is anticipated to stabilize the level of charge-offs. The allowance for loan and lease losses as a percent of total loans was 1.01%, 1.07%, and 1.06% in 1997, 1996, and 1995, respectively. The allowance for loan and lease losses to non-performing loans was 100.2% at year end 1997, 156.8% at year end 1996, and 123.1% at year end 1995.

NON-INTEREST INCOME

     Total non-interest income is comprised primarily of fee based revenues from mortgage, trust, brokerage, asset management, insurance and collection agency services. Fees from bank-related services, mainly on deposits and credit cards, along with net securities gains or losses are also included in this category. Total non-interest income increased $5.4 million or 12.9% in 1997 and totaled $47.7 million. This followed a 14.6% or $5.4 million increase in 1996.

     Trust and asset management income, the largest source of fee based revenues, totaled $16.5 million, an increase of $2.4 million or 16.7%. The 1996 growth of trust and asset management fees was $1.8 million or 14.3%. The growth in both years is attributable to favorable market performance of trust accounts, growth in proprietary Vintage mutual funds and new trust accounts. As of December 31, 1997, the AMCORE family of Vintage mutual funds totaled $871 million and trust assets under administration totaled $2.9 billion. AMCORE anticipates that the previously mentioned acquisition of IMG will cause an increase in trust and asset management revenues. However, trust and asset management revenues are dependent on market performance, plan terminations, corporate profit sharing contributions, and other economic factors.

     Service charges on deposits totaled $7.8 million in 1997, an increase of $151,000 or 2.0% from the $7.7 million in 1996. During 1996, service charges on deposits decreased $70,000 or 0.9%. Service charges on deposits are impacted primarily by the level of deposits commercial customers maintain to compensate for services.

     Mortgage revenue includes fees generated from underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans. Mortgage revenues declined $309,000 or 6.6% to total $4.3 million in 1997. This decline was caused by the January 1, 1997, adoption of FAS No. 125, which requires purchased and deferred excess mortgage servicing rights to be valued under similar methods as prescribed in FAS No. 122 for originated mortgage servicing rights. Mortgage revenues increased $1.1 million or 29.7% in 1996. Both years were positively impacted by increased mortgage servicing volume.

     Effective January 1, 1995, the mortgage company adopted Financial Accounting Standard (FAS) No. 122 "Accounting for Mortgage Servicing Rights", which had a $1.1 million positive impact on mortgage revenues in 1995. The accounting standard allows for the recognition of the value of servicing rights on originated mortgage loans and results in an asset that is amortized over the remaining estimated lives of serviced loans. While this has a favorable impact on earnings at the time of origination, additional earnings volatility may occur with changes in market conditions, particularly with fluctuations in interest rates. For example, a decline in interest rates could result in accelerated mortgage prepayments, which may reduce the value of this asset and require a write-down through a valuation reserve. If subsequent valuations result in an increase of value, recoveries can be recorded through the valuation allowance, to the extent of the previous write-downs. The adoption of these standards may cause increased volatility in mortgage revenues as described above.

     A reduction in long-term mortgage rates would create an upward trend in origination volumes, particularly with refinancing activity. This has a positive impact on mortgage revenues; and could be partially offset the possible write-downs of existing mortgage service rights. As of December 31, 1997, AMCORE had $5.8 million of capitalized mortgage servicing rights and a servicing portfolio of nearly $1 billion. In order to reduce AMCORE's exposure to valuation risk of mortgage servicing, an agreement has been reached to sell approximately $200 million of out of market purchased mortgage servicing with a capitalized value of $2.4 million, with an expected closing in the second quarter of 1998.

     Insurance revenues remained level at $2.2 million in 1997. The 1996 increase resulted from a combination of an increase in sales of credit life insurance and a change to recording insurance revenue gross prior to deductions for related expenses. The insurance agency was placed under the management of the asset management group in late 1997 to increase cross selling opportunities.

     Collection fee income totaled $2.1 million in 1997, remaining level with 1996 after an increase of $314,000 or 17.1% from the $1.8 million in 1995. The collection agency was sold on December 31, 1997.

     Other non-interest income, mainly customer service fees and brokerage commissions were $10.5 million in 1997, an increase of 9.8%. The 1996 level was a $1.7 million increase over 1995. The 1997 amount included a $1.9 million gain on the sale of credit card receivables and 1996 included a $1.4 million gain on the sale of merchant bankcard.

     Net securities gains totaled $4.2 million in 1997 as compared to $1.9 million in 1996 and $2.3 million in 1995. The level of security gains or losses is dependent on the size of the available for sale portfolio, interest rate levels, and the company's liquidity needs.

OPERATING EXPENSES

     Total operating expense was $115.6 million in 1997 an increase of $16.7 million from $98.9 million in 1996 after a $2.8 million decrease from the $101.7 million in 1995. The 1997 increase was due to the $5.0 million adjustment to fair value of satellite receivables transferred to held for sale, $4.9 million of merger-related expenses and $4.3 million of expenses related to outsourcing core bank data processing. Excluding these charges, operating expenses from normal operations would have increased $2.8 million or 2.8%. The efficiency ratio, excluding the above mentioned charges, improved to 60.0% as operating revenues increased 8.0% during 1997. During 1995, AMCORE recorded $5.6 million of impairment and merger related charges. Without these charges, total operating expense would have increased $2.8 million or 2.9% in 1996. The impairment charge, caused by the adoption of FAS No. 121, totaled $3.3 million and included write-downs of intangibles from the acquisition of a collection agency, and reductions of the carrying values assigned to bank facilities (See Note 7 of the Notes to Consolidated Financial Statements). The remaining $2.3 million charge was comprised primarily of merger-related costs from the mergers in 1995 and 1994.

     Personnel costs, which includes compensation expense and employee benefits, are the largest component of operating expenses. Personnel costs totaled $58.9 million in 1997 an increase of $2.8 million or 5.0%. Excluding the outsourcing and merger related costs in 1997, the increase would have been $1.6 million or 2.8%. The higher costs in 1997 were primarily caused by normal merit increases. Personnel costs increased $2.2 million in 1996, an increase of 4.2%. Excluding the merger related costs in 1995, the increase would have been $3.1 million or 5.8%. The higher costs in 1996 were primarily caused by increased levels of performance driven expenses, including incentive pay and profit sharing, as well as higher medical insurance costs.

     Net occupancy and equipment expenses were $15.2 million for 1997, an increase of $175,000. This increase includes $1.3 million of expenses related to merger. Excluding these expenses, these categories would have decreased as the benefits of consolidating offices and outsourcing were realized. Net occupancy and equipment expenses totaled $15.1 million for 1996, a decrease of $294,000 from 1995. If the $1.2 million of merger related charges in 1995 are excluded, net occupancy and equipment related expenses would have increased $867,000 or 6.1%. The 1996 increase is attributable to the opening of supermarket branches and the upgrade of information systems hardware and software, including a teller automation product delivery system.

     Professional fees increased $3.2 million to $6.4 million in 1997 primarily as a result of $2.5 million of merger-related expenses. Professional fees declined $258,000 or 7.6% to total $3.2 million in 1996 primarily due to merger related expenses in 1995.

     Impairment of long lived assets expense was $2.1 million in 1997 as software and hardware related to mainframe data processing were written down to fair value as a result of the decision to outsource. There were no impairment charges in 1996 and the $3.3 million of charges in 1995, which were related to customer list intangibles, goodwill and bank facilities as described in Footnote 7.

     Intangibles amortization expense totaled $2.2 million in 1997 and 1996, after a decline of $410,000 or 15.6% from 1995. This decline was due to the run off of core deposit intangibles and the 1995 impairment charge. This category will increase approximately $400,000 in 1998 as a result of the previously mentioned purchase of IMG.

     Other expenses were $23.1 million in 1997, an increase of $3.3 million or 16.7%. This included $1.7 million of expenses related to the mergers and outsourcing in 1997. Excluding these expenses, this category would have increased $1.6 million or 8.0%. The primary cause of the remaining increase related to increased communication expense and amortization of mortgage servicing rights. The 1996 decrease of $750,000 or 3.7% was related to reduced insurance expenses due to the reduction of FDIC insurance premiums.

INCOME TAXES

     Income tax expense totaled $8.9 million in 1997 compared with $12.2 million and $7.2 million in 1996 and 1995, respectively. The effective tax rates were 23.7%, 27.6%, and 23.8% in 1997, 1996 and 1995, respectively. The effective tax rate was less than the statutory tax rates due primarily to investments in tax-exempt municipal bonds and loans. Both the actual dollar decrease and the decline in effective tax rate in 1997 are a result of lower income before tax and higher levels of tax exempt income at both the federal and state levels. The higher rate in 1996 was caused by a higher level of pre-tax earnings and $300,000 of 1995 tax credits.

BALANCE SHEET REVIEW AND LIQUIDITY RISK MANAGEMENT

     Liquidity represents the availability of funding to meet the obligations to depositors, borrowers, and creditors at a reasonable cost without adverse consequences. Accordingly, the liquidity position is influenced by the funding base and asset mix.

     The parent company requires adequate liquidity to pay its expenses, repay debt when due and pay stockholder dividends. Liquidity is provided to the parent through subsidiaries in the form of dividends and fees for services and access to the capital markets. In 1997, dividends and fees from subsidiaries amounted to $38.5 million, compared to $40.3 million in 1996. Other liquidity is provided by cash balances in banks, liquidating short-term investments, commercial paper borrowings and borrowings on a line of credit. While subsidiary banks are limited in the amount of dividends they can pay, as of December 31, 1997, approximately $49.3 million was available for payment to the parent in the form of dividends which do not require prior regulatory approval.

     Cash and cash equivalents decreased $129,000 million from December 31, 1996 to December 31, 1997, as the net cash used for investing activities of $327.0 million in 1997 exceeded the net cash provided from operating activities of $34.1 million and the net cash provided by financing activities of $292.8 million.

     The net decrease in cash provided by operating activities of $18.6 million from December 31, 1996 to December 31, 1997 was primarily attributable to the $12.7 million net increase in cash used in mortgage banking activities.

     The net decrease in cash used for investing activities of $137.5 million from December 31, 1996 to December 31, 1997 is the result of the decrease in net cash used for available for sale securities. The net increase in proceeds of sales of $296.5 million exceeds the net cash used for purchases of $203.9 million from year to year. The increase in net fed funds sold and other short term investments of $28.5 million from 1996 to 1997 contributed to the decrease in cash used for investing activities.

     The net cash provided by financing activities decreased by $106.8 million from December 31, 1996 to December 31, 1997. The decrease results mainly from the decrease in net cash provided by short-term borrowings of $170.7 million from 1996 to 1997. The increase in net cash provided by long-term borrowings of $39.4 million from 1996 to 1997, mainly the issuance of the capital trust securities, partially offset the decrease in net cash provided by short-term borrowings.

SECURITIES

     Total securities as of December 31, 1997 were $1.46 billion, an increase of $188.5 million or 14.9% over the prior year-end. At December 31, 1997 and 1996, the total securities portfolio comprised 42.2% and 40.7%, respectively, of total earning assets.

     Substantially all securities are classified available for sale. This improves AMCORE's ability to manage interest rate and liquidity risk. Fluctuations in the unrealized gain or loss component of total stockholders' equity may result; however, federal banking regulations exclude this component from regulatory risk-based capital calculations.

     The securities portfolio serves a primary role in the overall context of balance sheet management. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment. The portfolio's scheduled maturities and the prepayment of mortgage-backed securities represent a significant source of liquidity. Approximately $152.8 million or 10.5%, of the securities portfolio will mature in 1998.

     Mortgage-backed securities as of December 31, 1997 totaled $ 590.0 million and represent 40.5% of total securities. The distribution of mortgage-backed securities include $417.1 million of U.S. government agency mortgage-backed pass through securities and $83.4 million of agency collateralized mortgage obligations and $89.5 million of private issue collateral mortgage obligations, all of which are rated AAA except for $19.9 million of securities rated between Aa2 and Baa.

     At December 31, 1997, securities held to maturity total $15.4 million, while securities available for sale were $1.44 billion. There were no trading securities at the end of 1997 or 1996. At December 31, 1997, the held to maturity securities portfolio included $214,000 of gross unrealized gains and $26,000 of gross unrealized losses. The securities available for sale portfolio at the end of 1997 included gross unrealized gains of $18.0 million and gross unrealized losses of $4.0 million, of which the combined effect, net of tax, is included as an unrealized loss in stockholders' equity. For comparative purposes, at December 31, 1996, gross unrealized gains of $8.3 million and gross unrealized losses of $ 11.6 million were included in the securities available for sale portfolio. For further analysis of the securities portfolio see Table 4 and Note 3 of the Notes to Consolidated Financial Statements.

LOANS AND LEASES

     Loans represent the largest component of AMCORE's earning asset base. At year end 1997, total loans and leases, net of unearned discount, were $1.96 billion, an increase of $155.6 million or 8.6% as compared to 1996. Average loans increased $155.5 million or 9.1% during 1997. Table 2 indicates the growth in loans was mainly in the real estate and commercial loan categories.

     Commercial, financial and agricultural loan balances totaled $632.4 million, an increase of $63.9 million or 11.2 % when compared to 1996. This increase was primarily in commercial and industrial in the Rockford and northwestern Chicago suburban markets and agricultural loans in rural markets.

     Total real estate loans were $1.02 billion at year end 1997, an increase of $121.0 million, or 13.4%, over 1996. The growth from 1996 is attributable to commercial real estate loans, primarily in the Rockford and northwestern Chicago suburban markets.

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

     Installment and consumer loans decreased $31.3 million or 9.3 % to end the year at $305.5 million. The decline in consumer loans was primarily attributable to the transfer to held for sale of satellite dish receivables and the sale of the credit card portfolio each of which totaled approximately $15 million.

     The scheduled repayments and maturities of loans represent a substantial source of liquidity. Table 3 shows selected loan maturity data as of December 31, 1997. Approximately 18.8% of the total loans had maturities of one year or less.

DEPOSITS

     Total deposits at December 31, 1997, were $2.53 billion, an increase of $175.6 million or 7.5% when compared to 1996. Average total deposits increased $125.2 million or 5.5%.

     Core deposits, which include demand deposits, consumer time deposits, and savings deposits, are considered by management to be the primary and most stable source of funding. Total core deposits were $2.11 billion at the end of 1997, an $87.7 million or 4.3% increase over the prior year-end, this increase is attributable to the new AMDEX money market accounts introduced in 1997. Core deposits represent 83.74% and 86.22% of total deposits at December 31, 1997 and 1996, respectively. These core deposits are supplemented by large certificates of deposit, brokered deposits, and time deposits from governmental entities. Brokered deposits were $222.4 million at year-end 1997, an increase of $101.9 million over the prior year-end. Table 5 shows the maturity distribution of time deposits over $100,000.

BORROWINGS

     Short-term and long-term borrowings have provided the financing for the investment leveraging program. Borrowings totaled $806.6 million at year-end 1997 and were comprised of $647.5 of short-term and $159.1 of long-term. The increase in borrowings of $125.9 million was primarily in the short-term category and was primarily used to fund the growth in securities.

     Securities sold under agreements to repurchase of $528.6 million and Federal Home Loan Bank borrowings of $187.9 million are used primarily to fund the investment leveraging program previously mentioned. These two types of borrowing represent 88.8% of total borrowings at December 31, 1997 versus 92.2% at December 31, 1996.

     AMCORE issued $40 million of capital securities through AMCORE Capital Trust I ("Trust"), a statutory business trust, of which all common securities are owned by AMCORE. The capital securities pay cumulative cash distributions semiannually at an annual rate of 9.35%. The securities are redeemable from March 25, 2007 until March 25, 2017 at a declining rate of 104.6750% to 100.0% of the principal amount. After March 25, 2017, they are redeemable at par until June 15, 2027 when redemption is mandatory. The capital securities qualify as Tier I capital for regulatory capital purposes. The proceeds of these securities were used to repay the parent company term loan, debt of acquired companies, and other general corporate purposes.

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

ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

     AMCORE's credit risk is centered in the loan and lease portfolio which on December 31, 1997, totaled $1.96 billion, or 56.8%, of total earning assets. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer's failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration.

ALLOWANCE FOR LOAN AND LEASE LOSSES

     The allowance for loan and lease losses represents management's estimate of what amount is necessary to provide for possible losses incurred in the loan portfolio. In making this determination, management analyzes the ultimate collectibility of the loan portfolio, incorporating feedback provided by lending officers, the corporate loan review staff and examinations performed by regulatory agencies. Management makes an ongoing evaluation as to the adequacy of the allowance for loan losses. To establish the appropriate level of the allowance, all loans, commitments to extend credit and standby letters of credit are reviewed and classified as to potential loss exposure. An additional allowance is maintained based upon the size, quality, and concentration characteristics of the remaining loan portfolio, using both historical quantitative trends and management's evaluation of qualitative factors including future economic and industry outlooks.

     The determination by management of the appropriate level of the allowance amounted to $19.9 million at December 31, 1997. However, since the allowance for loan losses is based on estimates; ultimate losses may vary from the current estimates. These estimates are reviewed regularly and as adjustments, become necessary they are reported in earnings of that period. A detailed analysis of the allowance for loan losses and the allocation of the allowance for loan losses by category for the past five years is shown in Table 2.

     As of December 31, 1997, the allowance for loan losses as a percent of total loans and non-performing loans was 1.01% and 100.20%, respectively. These compare to the same ratios for the prior year of 1.07% and 156.84%. Net charge-offs as a percent of average loans increased to 0.34% for 1997 versus 0.19% in 1996. Net charge-offs on satellite receivables represent 41.1% of total net charge-offs, thus net charge-offs on all other loans as a percent of average loans declined to 0.20%.

NON-PERFORMING ASSETS

     Non-performing assets consist of non-accrual loans, loans with restructured terms and other real estate owned. Non-performing assets totaled $21.5 million as of year-end 1997, an increase of $8.3 million or 62.9% from the $13.2 million at year-end 1996. Total non-performing assets represent 0.59% of total assets at December 31, 1997, compared to 0.40% at December 31, 1996.

     Loans are generally classified as non-accrual when there are reasonable doubts as to the collectibility of principal and interest or when payment becomes 90 days past due, except loans which are well secured and in the process of payment. Any loans classified for regulatory purposes that have not been included in non-performing loans are not expected to materially impact future operating results, liquidity or capital. Interest collection on non-accrual loans for which the ultimate collectibility of principal is uncertain are applied as principal reductions. Otherwise, such collections are applied to interest when received.

     Non-performing loans increased $7.6 million or 61.5% to total $19.9 million at December 31, 1997 when compared to the prior year-end. This increase included one large agricultural credit of $3.6 million. As of December 31, 1997, non-performing loans to total loans were 1.01% compared to 0.68% at year-end 1996. Table 2 presents non-performing loans for each of the past five years.

     Loans 90 days or more past due were $3.4 million at December 31, 1997, a decline of $306,000 from the prior year end. This decrease is primarily attributable to the satellite dish receivable loans being transferred to held for sale.

     Other real estate owned increased $748,000, or 81.3%, to $1.7 million at December 31, 1997 when compared to year-end 1996.

CONCENTRATION OF CREDIT RISKS

     As previously discussed, AMCORE strives to maintain a diverse loan and lease portfolio in an effort to minimize the effect of credit risk. Summarized below are the characteristics of classifications which exceed 10 percent of total loans.

     Commercial, financial, and agricultural loans were $632.4 million at December 31, 1997, and comprised approximately 32.2% of gross loans, of which 1.65% were non-performing. Net charge-offs of commercial loans represent 0.13% during 1997 and 0.04% during 1996 of the year-end balance of the category.

     Construction, commercial real estate loans, and loans for farmland were $564.9 million at December 31, 1997, comprising 28.8% of gross loans, of which 0.79% were classified as non-performing. Net charge-offs of this category of loans represents .04% of the year end balance during 1997 and 1996.

     Residential real estate loans, which includes home equity and permanent residential financing, totaled $457.1 million at December 31, 1997, and represent 23.3% of gross loans of which 0.78% are non-performing. Net charge-offs of residential real estate loans represent 0.07% of the category total in 1997 and .02% of the year-end balance in 1996.

     Installment and consumer loans were $305.5 million at December 31, 1997, and comprised 15.6% of gross loans, of which 0.45% were non-performing. Net charge-offs of consumer loans represented 1.67% and 0.89% of the year-end category total for 1997 and 1996, respectively. Consumer loans are comprised of direct loans, credit card loans, indirect auto loans, and consumer finance company loans. Indirect auto loans total $180.5 million at December 31, 1997. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of credit.

MARKET AND INTEREST RATE RISK MANAGEMENT

     AMCORE's asset and liability management process is utilized to manage market and interest rate risk through structuring the balance sheet and off-balance sheet portfolios to maximize net interest income while maintaining acceptable levels of risk to changes in market interest rates. While achievement of this goal requires a balance between profitability, liquidity and interest rate risk, there are opportunities to enhance revenues through controlled risk.

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

     In periods of changing interest rates, net interest income is not only impacted by the amounts of repricing assets and liabilities, but also impacted by the rate at which repricings occur. Net interest income may also be impacted by variances in prepayment of loans and securities. Table 6 and Footnote 5 summarize AMCORE's market risk and interest sensitivity position as of December 31, 1997.

     Management uses off-balance sheet derivative contracts to manage its exposure to interest rate risk by modifying the existing interest rate risk characteristics of on-balance sheet assets and liabilities. AMCORE does not have any derivatives that are held or issued for trading purposes. The derivatives utilized in the asset/liability management program predominately comprise interest rate swap and floor contracts. The swap contracts are primarily utilized to hedge the spread between deposit rates and earning assets with floating rate characteristics. The floor contracts are utilized to provide protection in the event of a decline in interest rates, and prepayment of mortgage related assets.

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

     The total notional amount of swap contracts outstanding was $270.0 million and $145.0 million as of December 31, 1997 and 1996, respectively. As of the end of 1997, these contracts had an aggregate negative fair value of $1,075,000. The total notional amount of floor contracts outstanding was $145.0 million at December 31,1997, with $50.0 million outstanding floor contracts as of the end of 1996. These contracts had a net positive fair value of $183,000 as of the end of 1997. For further discussion of derivative contracts, see Notes 5 and 11 to the Consolidated Financial Statements.

CAPITAL MANAGEMENT

     Total stockholders' equity at December 31, 1997 was $287.5 million, an increase of $30.1 million or 11.7%. Stockholders' equity includes an adjustment to fair market value for securities classified as available for sale. The fair market value of these securities increased $10.3 million during 1997. Without the impact of this increase, stockholders' equity would have increased $19.7 million or 7.6%.

     AMCORE paid $12.1 million of cash dividends which represent $0.45 per share or a dividend payout ratio of 42.1%. This compares to $0.38 per share paid in 1996 which represented a payout ratio of 31.7%. The book value per share increased $1.04 per share to $10.68 at December 31, 1997 from $9.64 at December 31, 1996.

     As previously mentioned AMCORE issued $40 million of capital securities through AMCORE Capital Trust I ("Trust"), a statutory business trust, of which all common securities are owned by AMCORE. The capital securities qualify as Tier I capital for regulatory capital purposes.

     AMCORE is considered a "well capitalized" institution based on regulatory guidelines. AMCORE's leverage ratio of 8.31% at December 31, 1997 exceeds the regulatory guidelines of 5% for well capitalized institutions. AMCORE's ratio of tier 1 capital at 13.50% and total risk based capital at 14.38% significantly exceed the regulatory minimums as the table below indicates as of December 31:

                                                  DECEMBER 31, 1997         DECEMBER 31, 1996
                                                 -------------------       -------------------
                                                   AMOUNT      RATIO         AMOUNT      RATIO
                                                   ------      -----         ------      -----
                                                            (DOLLARS IN THOUSANDS)
Tier 1 Capital...............................    $  306,364    13.50%      $  246,250    12.09%
Tier Capital Minimum.........................        90,755     4.00%          81,459     4.00%
                                                 ----------    -----       ----------    -----
Amount in Excess of Regulatory Minimum           $  215,589     9.50%      $  164,791     8.09%
                                                 ==========    =====       ==========    =====
Total Capital................................    $  326,271    14.38%      $  265,565    13.04%
Total Capital Minimum........................       181,550     8.00%         162,917     8.00%
                                                 ----------    -----       ----------    -----
Amount in Excess of Regulatory Minimum.......    $  144,721     6.38%      $  102,648     5.04%
                                                 ==========    =====       ==========    =====
Risk Adjusted Assets                             $2,269,380                $2,036,468
                                                 ==========                ==========

                                    TABLE 1

           ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

                                                       TWELVE MONTHS ENDED                  TWELVE MONTHS ENDED
                                                        DECEMBER 31, 1997                    DECEMBER 31, 1996
                                                 -------------------------------      -------------------------------
                                                  AVERAGE                AVERAGE       AVERAGE                AVERAGE
                                                  BALANCE     INTEREST    RATE         BALANCE     INTEREST    RATE
                                                  -------     --------   -------       -------     --------   -------
ASSETS
Interest-Earning Assets:
  Taxable securities...........................  $1,123,535   $ 77,076    6.86%       $  961,721   $ 62,780    6.53%
  Tax-exempt securities(1).....................     312,429     25,071    8.02           281,798     23,166    8.22
                                                 ----------   --------    ----        ----------   --------    ----
    Total Securities(2)........................   1,435,964    102,147    7.11         1,243,519     85,946    6.91
  Mortgage loans held for sale(3)..............      12,871        890    6.91             9,830        809    8.23
  Loans(1)(4)..................................   1,867,355    164,979    8.77         1,711,850    153,322    8.88
  Other earning assets.........................      10,156        538    5.22            19,332      1,545    7.86
  Fees on mortgage loans held for sale(3)......          --      2,187      --                --      1,870      --
                                                 ----------   --------    ----        ----------   --------    ----
    Total Interest-Earning Assets..............  $3,326,346   $270,741    8.10%       $2,984,531   $243,492    8.11%
  Non Interest-Earning Assets..................     193,883                              197,115
                                                 ----------                           ----------
         Total Assets..........................  $3,520,229                           $3,181,646
                                                 ==========                           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
  Interest-bearing demand and savings
    deposits...................................  $  727,184   $ 20,170    2.77%       $  717,878   $ 18,407    2.56%
  Time deposits................................   1,374,796     80,905    5.88         1,275,457     74,790    5.86
                                                 ----------   --------    ----        ----------   --------    ----
    Total interest-bearing deposits............   2,101,980    101,075    4.81         1,993,335     93,197    4.66
  Short-term borrowings........................     677,205     38,998    5.69           468,894     26,044    5.47
  Long-term borrowings.........................     132,533      8,887    6.71           159,504      9,661    6.06
                                                 ----------   --------    ----        ----------   --------    ----
    Total Interest-Bearing Liabilities.........  $2,911,718   $148,960    5.10%       $2,621,733   $128,902    4.89%
Non Interest Bearing Liabilities:
  Demand deposits..............................     297,443                              280,856
  Other liabilities............................      42,072                               36,400
                                                 ----------                           ----------
         Total Liabilities.....................  $3,251,233                           $2,938,989
Stockholders' Equity                                268,996                              242,657
                                                 ----------                           ----------
         Total Liabilities and Stockholders'
           Equity..............................  $3,520,229                           $3,181,646
                                                 ==========                           ==========
Net Interest Income (FTE)......................               $121,781                             $114,590
                                                              ========                             ========
Net Interest Spread (FTE)......................                           3.00%                                3.22%
                                                                          ====                                 ====
Interest Rate Margin (FTE).....................                           3.64%                                3.81%
                                                                          ====                                 ====

                                                       TWELVE MONTHS ENDED
                                                        DECEMBER 31, 1995
                                                 -------------------------------
                                                  AVERAGE                AVERAGE
                                                  BALANCE     INTEREST    RATE
                                                  -------     --------   -------
ASSETS
Interest-Earning Assets:
  Taxable securities...........................  $  662,260   $ 44,242    6.68%
  Tax-exempt securities(1).....................     251,485     19,699    7.83
                                                 ----------   --------    ----
    Total Securities(2)........................     913,745     63,941    7.00
  Mortgage loans held for sale(3)..............      11,478        941    8.20
  Loans(1)(4)..................................   1,557,375    141,019    8.91
  Other earning assets.........................      16,441        953    5.70
  Fees on mortgage loans held for sale(3)......          --      2,076      --
                                                 ----------   --------    ----
    Total Interest-Earning Assets..............  $2,499,039   $208,930    8.27%
  Non Interest-Earning Assets..................     216,481
                                                 ----------
         Total Assets..........................  $2,715,520
                                                 ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
  Interest-bearing demand and savings
    deposits...................................  $  710,232   $ 19,182    2.70%
  Time deposits................................   1,182,916     67,105    5.67
                                                 ----------   --------    ----
    Total interest-bearing deposits............   1,893,148     86,287    4.55
  Short-term borrowings........................     245,277     15,397    6.26
  Long-term borrowings.........................      34,367      2,333    6.79
                                                 ----------   --------    ----
    Total Interest-Bearing Liabilities.........  $2,172,792   $104,017    4.77%
Non Interest Bearing Liabilities:
  Demand deposits..............................     289,179
  Other liabilities............................      37,544
                                                 ----------
         Total Liabilities.....................  $2,499,515
Stockholders' Equity                                224,219
                                                 ----------
         Total Liabilities and Stockholders'
           Equity..............................  $2,715,520
                                                 ==========
Net Interest Income (FTE)......................               $104,913
                                                              ========
Net Interest Spread (FTE)......................                           3.49%
                                                                          ====
Interest Rate Margin (FTE).....................                           4.12%
                                                                          ====

                                              TWELVE MONTHS ENDED                                TWELVE MONTHS ENDED
                                      DECEMBER 31, 1997/DECEMBER 31, 1996                DECEMBER 31, 1996/DECEMBER 31, 1995
                                  --------------------------------------------       --------------------------------------------
                                     INCREASE          DUE TO       TOTAL NET           INCREASE          DUE TO       TOTAL NET
                                    (DECREASE)       CHANGE IN       INCREASE          (DECREASE)       CHANGE IN       INCREASE
                                  AVERAGE VOLUME    AVERAGE RATE    (DECREASE)       AVERAGE VOLUME    AVERAGE RATE    (DECREASE)
                                  --------------    ------------    ----------       --------------    ------------    ----------
                                                                          (IN THOUSANDS)
Interest Income:
  Taxable securities............     $11,542          $ 2,754        $14,296            $19,570          $(1,032)       $18,538
  Tax-exempt securities(1)......       2,478             (573)         1,905              2,458            1,009          3,467
                                     -------          -------        -------            -------          -------        -------
    Total Securities(2).........      14,020            2,181         16,201             22,028              (23)        22,005
  Mortgage loans held for
    sale........................         224             (143)            81               (136)               4           (132)
  Loans(1)(4)...................      13,587           (1,930)        11,657             13,843           (1,540)        12,303
  Other earning assets..........        (587)            (420)        (1,007)               187              405            592
  Fees on mortgage loans held
    for sale(3).................          33              284            317                 35             (241)          (206)
                                     -------          -------        -------            -------          -------        -------
         Total Interest-Earning
           Assets...............     $28,086          $  (837)       $27,249            $39,897          $(5,335)       $34,562
                                     =======          =======        =======            =======          =======        =======
Interest Expense:
  Interest-bearing demand and
    savings deposits............     $   242          $ 1,521        $ 1,763            $   205          $  (980)       $  (775)
  Time deposits.................       5,845              270          6,115              5,374            2,311          7,685
                                     -------          -------        -------            -------          -------        -------
    Total interest-bearing
       deposits.................       5,238            2,640          7,878              4,703            2,207          6,910
  Short-term borrowings.........      11,968              986         12,954             12,601           (1,954)        10,647
  Long-term borrowings..........      (1,741)             967           (774)             7,606             (278)         7,328
                                     -------          -------        -------            -------          -------        -------
         Total Interest-Bearing
           Liabilities..........     $15,465          $ 4,593        $20,058            $24,940          $   (55)       $24,885
                                     =======          =======        =======            =======          =======        =======
Net Interest Margin/Net Interest
  Income (FTE)..................     $12,621          $(5,430)       $ 7,191            $14,957          $(5,280)       $ 9,677
                                     =======          =======        =======            =======          =======        =======

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

(4) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees.

                                    TABLE 2

            ANALYSIS OF LOAN AND LEASE PORTFOLIO AND LOSS EXPERIENCE

                                                       1997         1996         1995         1994         1993
                                                       ----         ----         ----         ----         ----
                                                                            (IN THOUSANDS)
Commercial, financial and agricultural............  $  632,378   $  568,451   $  487,738   $  450,246   $  414,696
Real estate.......................................     961,361      847,993      806,192      714,881      607,966
Real estate-construction..........................      60,624       53,039       44,134       34,265       19,385
Installment and consumer..........................     305,491      336,741      285,450      290,710      293,500
Direct lease financing............................       3,194        2,066        1,117          760        1,211
                                                    ----------   ----------   ----------   ----------   ----------
  Gross Loans.....................................  $1,963,048   $1,808,290   $1,624,631   $1,490,862   $1,336,758
  Unearned income.................................        (374)      (1,169)      (4,266)      (9,365)     (16,554)
                                                    ----------   ----------   ----------   ----------   ----------
  Loans, net of unearned income...................  $1,962,674   $1,807,121   $1,620,365   $1,481,497   $1,320,204
                                                    ----------   ----------   ----------   ----------   ----------
  Allowance for loan and lease losses.............     (19,908)     (19,295)     (17,107)     (17,246)     (17,870)
                                                    ----------   ----------   ----------   ----------   ----------
NET LOANS.........................................  $1,942,766   $1,787,826   $1,603,258   $1,464,251   $1,302,334
                                                    ==========   ==========   ==========   ==========   ==========
SUMMARY OF LOAN LOSS EXPERIENCE:
Allowance for loan and lease losses, beginning....  $   19,295   $   17,107   $   17,246   $   17,870   $   17,286
Amounts charged-off:
  Commercial, financial and agricultural..........       1,202          537        1,204        1,231        1,492
  Real estate.....................................         555          273        1,030          283          278
  Installment and consumer........................       6,020        3,831        2,329        2,146        1,698
  Direct lease financing..........................          --           --           --           --           --
                                                    ----------   ----------   ----------   ----------   ----------
    Total Charge-offs.............................  $    7,777   $    4,641   $    4,563   $    3,660   $    3,468
                                                    ----------   ----------   ----------   ----------   ----------
Recoveries on amounts previously charged off:
  Commercial, financial and agricultural..........         356          301          533          543          476
  Real estate.....................................          63          281           15           60          154
  Installment and consumer........................         926          819          711          682          660
  Direct lease financing..........................          --           --           --           --           --
                                                    ----------   ----------   ----------   ----------   ----------
    Total Recoveries..............................  $    1,345   $    1,401   $    1,259   $    1,285   $    1,290
                                                    ==========   ==========   ==========   ==========   ==========
         Net Charge-offs..........................  $    6,432   $    3,240   $    3,304   $    2,375   $    2,178
Provision charged to expense......................       7,045        5,428        3,165        1,751        2,762
                                                    ----------   ----------   ----------   ----------   ----------
    ALLOWANCE FOR LOAN AND LEASE LOSSES, ENDING...  $   19,908   $   19,295   $   17,107   $   17,246   $   17,870
                                                    ==========   ==========   ==========   ==========   ==========
NON-PERFORMING LOANS AT YEAR-END:
Non-accrual.......................................  $   19,491   $   12,019   $   11,410   $   11,262   $   12,350
Restructured......................................         377          283        2,491        2,296        1,371
                                                    ----------   ----------   ----------   ----------   ----------
    TOTAL NON-PERFORMING LOANS....................  $   19,868   $   12,302   $   13,901   $   13,558   $   13,721
                                                    ==========   ==========   ==========   ==========   ==========
Past due 90 days or more not included above.......  $    3,386   $    3,692   $    1,534        1,088        1,932
                                                    ==========   ==========   ==========   ==========   ==========
RATIOS:
Allowance for loan and lease losses to year-end
  loans...........................................        1.01%        1.07%        1.06%        1.16%        1.35%
Allowance to non-performing loans.................      100.20%      156.84%      123.06%      127.20%      130.24%
Net charge-offs to average loans..................        0.34%        0.19%        0.21%        0.17%        0.10%
Recoveries to charge-offs.........................       17.29%       30.19%       27.59%       35.11%       37.20%
Non-performing loans to loans, net of unearned
  income..........................................        1.01%        0.68%        0.86%        0.92%        1.04%

     The allocation of the allowance for loan and lease losses at December 31, 1997, 1996, 1995, 1994, and 1993 was as follows:

                               1997                   1996                   1995                   1994            1993
                       --------------------   --------------------   --------------------   --------------------   -------
                                  PERCENT                PERCENT                PERCENT                PERCENT
                                     OF                     OF                     OF                     OF
                                  LOANS IN               LOANS IN               LOANS IN               LOANS IN
                       AMOUNT     CATEGORY    AMOUNT     CATEGORY    AMOUNT     CATEGORY    AMOUNT     CATEGORY    AMOUNT
                       ------     --------    ------     --------    ------     --------    ------     --------    ------
Commercial, financial
  and agricultural...  $ 5,617      32.4      $ 5,293      31.5      $ 5,888      30.0      $ 4,912      30.2      $ 5,737
Real estate..........    1,697      52.1        2,307      49.9        2,079      52.4        2,214      50.3        1,513
Installment and
  consumer...........    4,207      15.5        4,019      18.6        3,075      17.6        3,275      19.5        2,939
Impaired loans.......    2,311         *        1,496         *        1,185         *            *         *            *
Unallocated..........    6,076         *        6,180         *        4,880         *        6,845         *        7,681
                       -------     -----      -------     -----      -------     -----      -------     -----      -------
    TOTAL............  $19,908     100.0      $19,295     100.0      $17,107     100.0      $17,246     100.0      $17,870
                       =======     =====      =======     =====      =======     =====      =======     =====      =======

                          1993
                       ----------
                        PERCENT
                           OF
                        LOANS IN
                        CATEGORY
                        --------
Commercial, financial
  and agricultural...     31.0
Real estate..........     47.0
Installment and
  consumer...........     22.0
Impaired loans.......        *
Unallocated..........        *
                         -----
    TOTAL............    100.0
                         =====

---------------
*Not applicable

                                    TABLE 3

                   MATURITY AND INTEREST SENSITIVITY OF LOANS

                                                                DECEMBER 31, 1997
                                      ---------------------------------------------------------------------
                                                                                         LOANS DUE AFTER
                                         TIME REMAINING TO MATURITY                          ONE YEAR
                                      ---------------------------------                --------------------
                                                      ONE        AFTER                  FIXED      FLOATING
                                      DUE WITHIN    TO FIVE      FIVE                  INTEREST    INTEREST
                                       ONE YEAR      YEARS       YEARS      TOTAL        RATE        RATE
                                      ----------    -------      -----      -----      --------    --------
                                                                 (IN THOUSANDS)
Commercial, financial and
  agricultural......................   $337,974     $255,129    $39,275    $632,378    $215,778    $78,626
Real estate-construction............     30,616       29,403        605      60,624      22,882      7,126
                                       --------     --------    -------    --------    --------    -------
     TOTAL..........................   $368,590     $284,532    $39,880    $693,002    $238,660    $85,752
                                       ========     ========    =======    ========    ========    =======

                                    TABLE 4

                             MATURITY OF SECURITIES

                                                                       DECEMBER 31, 1997
                               --------------------------------------------------------------------------------------------------
                                                         U.S.             STATES AND          CORPORATE
                                                      GOVERNMENT          POLITICAL          OBLIGATIONS
                                U.S. TREASURY          AGENCIES        SUBDIVISIONS(1)        AND OTHER              TOTAL
                               ----------------    ----------------    ----------------    ----------------    ------------------
                                AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD      AMOUNT     YIELD
                                ------    -----     ------    -----     ------    -----     ------    -----      ------     -----
                                                                         (IN THOUSANDS)
Securities Available for
  Sale(3):
  One year or less...........  $ 47,198   5.55%    $ 50,618   6.88%      17,932   8.69%    $ 34,516   5.77%    $  150,264    6.42%
  After one through five
    years....................    57,686   6.30       50,720   6.30       77,535   7.78        4,414   6.73        190,355    6.91
  After five through ten
    years....................        --     --      142,977   6.78      101,660   7.94           --     --        244,637    7.25
  After ten years............        --     --       23,486   6.89      128,781   8.32       24,577   6.60        176,844    7.88
  Mortgage-backed
    securities(2)............        --     --      589,988   7.85           --     --       89,505   7.23        679,493    7.77
                               --------   ----     --------   ----     --------   -----    --------   ----     ----------   -----
      Total Securities
        Available for Sale...  $104,884   5.96%    $857,789   7.49%    $325,908   8.09%    $153,012   6.79%    $1,441,593    7.44%
                               --------   ----     --------   ----     --------   -----    --------   ----     ----------   -----
Securities Held to Maturity:
  One year or less...........  $    750   6.09%          --     --     $  1,787   7.61%    $     --     --     $    2,537    7.16%
  After one through five
    years....................       804   6.02           --     --       10,009   7.25            1   7.37%        10,814    7.16
  After five through ten
    years....................        --     --           --     --        1,920   8.14           --     --          1,920    8.14
  After ten years............        --     --           --     --          150   10.23           2     --            152   10.10
                               --------   ----     --------   ----     --------   -----    --------   ----     ----------   -----
      Total Securities Held
        to Maturity..........  $  1,554   6.06%          --     --     $ 13,866   7.45%    $      3   2.73%    $   15,423    7.31%
                               --------   ----     --------   ----     --------   -----    --------   ----     ----------   -----
      Total Securities.......  $106,438   5.96%    $857,789   7.49%    $339,774   8.07%    $153,015   6.79%    $1,457,016    7.44%
                               ========   ====     ========   ====     ========   =====    ========   ====     ==========   =====

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

                                    TABLE 5

                   MATURITY OF TIME DEPOSITS $100,000 OR MORE

                                                                  DECEMBER 31, 1997
                                       ------------------------------------------------------------------------
                                                              TIME REMAINING TO MATURITY
                                       ------------------------------------------------------------------------
                                        DUE WITHIN      THREE TO        SIX TO            AFTER
                                       THREE MONTHS    SIX MONTHS    TWELVE MONTHS    TWELVE MONTHS     TOTAL
                                       ------------    ----------    -------------    -------------     -----
                                                                    (IN THOUSANDS)
Certificates of deposit..............    $ 98,835       $90,957        $108,117         $199,011       $496,920
Other time deposits..................      12,929           100             300              838         14,167
                                         --------       -------        --------         --------       --------
          TOTAL......................    $111,764       $91,057        $108,417         $199,849       $511,087
                                         ========       =======        ========         ========       ========

                                    TABLE 6
                           INTEREST RATE SENSITIVITY

     The following table provides information about the Company's derivative financial instruments and other financial instruments used for purposes other than trading that are sensitive to changes in interest rates. For loans, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company's historical experience of the impact of interest-rate fluctuations on the pre-payment of residential and home equity loans and mortgage-backed securities.

     For core deposits (DDA, interest checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based on the Company's historical experience, management's judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors.

     For interest rate swaps, caps and floors, the table presents notional amounts and, if applicable, weighted-average interest rates by contractual maturity date or call date. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

     Weighted-average variable rates are based on the implied forward rates in the yield curve at the reporting date. See Note 5 for the fair value of the financial instruments.

                                                                                                          THERE-
                                     1998          1999          2000          2001          2002         AFTER          TOTAL
                                     ----          ----          ----          ----          ----         ------         -----
                                                                       (DOLLARS IN THOUSANDS)
RATE SENSITIVE ASSETS:
Fixed Interest Rate Loans........  $434,967      $307,976      $255,384      $114,198      $121,098      $ 92,702      $1,326,324
  Average Interest Rate..........      8.76%         8.60%         8.68%         8.54%         8.61%         8.08%           8.63%
Variable Interest Rate Loans.....   338,456        76,069        64,133        46,503        55,429        55,762         636,350
  Average Interest Rate..........      9.02%         8.48%         8.45%         8.53%         8.26%         8.79%           8.77%
Fixed Interest Rate Securities...   319,217       165,616       150,868       118,303        92,543       531,512       1,378,060
  Average Interest Rate..........      6.75%         6.92%         6.78%         6.72%         6.65%         6.47%           6.66%
Variable Interest Rate
  Securities.....................    28,564         3,488         3,934         3,824         4,341        34,805          78,956
  Average Interest Rate..........      7.21%         7.80%         7.64%         7.58%         7.46%         7.44%           7.39%
Other Interest-Bearing Assets....     2,839            --            --            --            --            --           2,839
  Average Interest Rate..........      5.73%           --            --            --            --            --            5.73%
RATE SENSITIVE LIABILITIES:
Non-Interest-bearing checking....  $111,194      $     --      $140,039      $     --      $ 74,561      $ 18,800      $  344,594
  Average Interest Rate..........        --            --            --            --            --            --              --
Savings & Interest-bearing
  checking.......................   216,095            --       374,513            --        75,817        75,817         742,242
  Average Interest Rate..........      3.66%           --          2.78%           --          1.93%         1.93%           2.84%
Time-deposits....................   809,088       422,164       138,527        13,321        17,021        40,087       1,440,207
  Average Interest Rate..........      5.70%         6.05%         6.33%         6.01%         6.11%         6.96%           5.91%
Fixed Interest Rate Borrowings...   356,830        91,272        87,501           530        55,003        43,145         634,281
  Average Interest Rate..........      5.89%         6.01%         5.83%         7.78%         5.26%         9.15%           6.07%
Variable Interest Rate
  Borrowings.....................   124,352        48,000            --            --            --            --         172,353
  Average Interest Rate..........      5.87%         5.86%           --            --            --            --            5.86%
RATE SENSITIVE DERIVATIVES:
Pay variable/received fixed
  swap...........................  $     --      $ 40,000      $     --      $     --      $     --      $     --      $   40,000
  Average pay rate...............        --          5.64%           --            --            --            --            5.64%
  Average receive rate...........        --          6.97%           --            --            --            --            6.97%
Pay fixed/received variable......    50,000        30,000        25,000       125,000            --            --         230,000
  Average pay rate...............      5.96%         5.80%         8.52%         7.51%           --            --            7.06%
  Average receive rate...........      5.74%         6.18%         8.50%         7.72%           --            --            7.17%
Interest rate caps...............        --        25,000        15,000        25,000        10,000            --          75,000
  Average strike rate............        --          6.31%         6.31%         6.31%         6.31%           --            6.31%
  Forward rate...................        --          5.98%         6.04%         6.07%         6.11%           --            6.04%
Interest rate floors.............        --        50,000        40,000        25,000        30,000            --         145,000
  Average strike rate............        --          5.43%         5.13%         5.61%         5.20%           --            5.33%
  Forward rate...................        --          5.98%         6.04%         6.07%         6.11%           --            6.04%

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                                                   AS OF DECEMBER 31,
                                                                ------------------------
                                                                   1997          1996
                                                                   ----          ----
                                                                     (IN THOUSANDS,
                                                                   EXCEPT SHARE DATA)
ASSETS
Cash and cash equivalents...................................    $  105,218    $  105,347
Interest earning deposits in banks..........................         2,206           833
Federal funds sold and other short-term investments.........           633        26,261
Loans held for sale.........................................        29,869        11,730
Securities available for sale...............................     1,441,593     1,213,957
Securities held to maturity (fair value $15,611 in 1997;
  $55,242 of in 1996).......................................        15,423        54,548
                                                                ----------    ----------
          Total securities..................................    $1,457,016    $1,268,505
Loans and leases, net of unearned income....................     1,962,674     1,807,121
Allowance for loan and lease losses.........................       (19,908)      (19,295)
                                                                ----------    ----------
          Net loans and leases..............................    $1,942,766    $1,787,826
Premises and equipment, net.................................        54,774        56,567
Intangible assets, net......................................        12,168        13,881
Other real estate owned.....................................         1,668           920
Other assets................................................        61,372        60,125
                                                                ----------    ----------
          TOTAL ASSETS......................................    $3,667,690    $3,331,995
                                                                ==========    ==========

LIABILITIES
Deposits:
  Demand deposits...........................................    $  915,954    $  841,085
  Savings deposits..........................................       170,882       192,608
  Other time deposits.......................................     1,440,207     1,317,797
                                                                ----------    ----------
          Total deposits....................................    $2,527,043    $2,351,490
Short-term borrowings.......................................       647,509       549,081
Long-term borrowings........................................       159,125       131,612
Other liabilities...........................................        46,537        42,392
                                                                ----------    ----------
          TOTAL LIABILITIES.................................    $3,380,214    $3,074,575
                                                                ----------    ----------
STOCKHOLDERS' EQUITY
Preferred stock, $1 par value: authorized 10,000,000 shares;
  issued none...............................................    $       --    $       --
Common stock, $.22 par value: authorized 45,000,000 shares;

                        1997             1996
                        ----             ----
  Issued             27,681,138       27,627,740
  Outstanding        26,922,604       26,706,883 ...........         6,152        6,134
Additional paid-in capital..................................        73,262       68,047
Retained earnings...........................................       206,235      191,485
Deferred Compensation Non-Employee Directors................        (1,478)      (1,382)
Treasury stock..............................................        (5,069)      (4,908)
Net unrealized gain (loss) on securities available for sale,
  net of taxes..............................................         8,374       (1,956)
                                                                ----------   ----------
          TOTAL STOCKHOLDERS' EQUITY........................    $  287,476   $  257,420
                                                                ----------   ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........    $3,667,690   $3,331,995
                                                                ==========   ==========

          See accompanying notes to consolidated financial statements.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       YEARS ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                   1997          1996          1995
                                                                   ----          ----          ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans and leases.......................     $164,520      $152,974      $140,810
Interest on securities:
  Taxable...................................................       77,076        62,780        44,242
  Tax-exempt................................................       16,296        15,058        13,246
                                                                 --------      --------      --------
          Total Income from Securities......................     $ 93,372      $ 77,838      $ 57,488
Interest on federal funds sold and other short-term
  investments...............................................          448         1,477           921
Interest and fees on mortgage loans held for sale...........        3,077         2,679         3,017
Interest on deposits in banks...............................           90            68            32
                                                                 --------      --------      --------
          TOTAL INTEREST INCOME.............................     $261,507      $235,036      $202,268
INTEREST EXPENSE
Interest on deposits........................................     $101,075      $ 93,197      $ 86,287
Interest on short-term borrowings...........................       38,998        26,044        15,397
Interest on long-term borrowings............................        8,887         9,661         2,333
                                                                 --------      --------      --------
          TOTAL INTEREST EXPENSE............................     $148,960      $128,902      $104,017
                                                                 --------      --------      --------
          NET INTEREST INCOME...............................     $112,547      $106,134      $ 98,251
Provision for loan and lease losses.........................        7,045         5,428         3,165
                                                                 --------      --------      --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE
  LOSSES....................................................     $105,502      $100,706      $ 95,086
NON-INTEREST INCOME
Trust and asset management income...........................     $ 16,451      $ 14,100      $ 12,331
Service charges on deposits.................................        7,837         7,686         7,756
Mortgage revenues...........................................        4,340         4,649         3,584
Insurance revenues..........................................        2,239         2,224         1,188
Collection fee income.......................................        2,105         2,145         1,831
Other.......................................................       10,538         9,595         7,886
                                                                 --------      --------      --------
          TOTAL NON-INTEREST INCOME, EXCLUDING NET REALIZED
            SECURITY GAINS..................................     $ 43,510      $ 40,399      $ 34,576
Net realized security gains.................................        4,198         1,871         2,298
                                                                 --------      --------      --------
          TOTAL NON-INTEREST INCOME.........................     $ 47,708      $ 42,270      $ 36,874
OPERATING EXPENSES
Compensation expense........................................     $ 47,199      $ 43,715      $ 43,050
Employee benefits...........................................       11,659        12,346        10,765
Net occupancy expense.......................................        6,490         6,596         6,060
Equipment expense...........................................        8,735         8,454         9,284
Professional fees...........................................        6,366         3,150         3,408
Advertising and business development........................        2,827         2,662         2,718
Amortization of intangible assets...........................        2,212         2,219         2,629
Impairment of long-lived assets.............................        2,081            --         3,269
Fair value adjustment on loans held for sale................        4,955            --            --
Other.......................................................       23,104        19,797        20,547
                                                                 --------      --------      --------
          TOTAL OPERATING EXPENSES..........................     $115,628      $ 98,939      $101,730
                                                                 --------      --------      --------
INCOME BEFORE INCOME TAXES..................................     $ 37,582      $ 44,037      $ 30,230
Income taxes................................................        8,918        12,161         7,205
                                                                 --------      --------      --------
NET INCOME..................................................     $ 28,664      $ 31,876      $ 23,025
                                                                 ========      ========      ========
BASIC EARNINGS PER COMMON SHARE.............................     $   1.07      $   1.20      $   0.87
DILUTED EARNINGS PER COMMON SHARE...........................         1.05          1.18          0.86
DIVIDENDS PER COMMON SHARE..................................         0.45          0.38          0.33
AVERAGE COMMON SHARES OUTSTANDING...........................       26,862        26,649        26,504

          See accompanying notes to consolidated financial statements.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           DEFERRED                NET UNREALIZED
                                                 ADDITIONAL              COMPENSATION               GAIN (LOSS)         TOTAL
                                        COMMON    PAID-IN     RETAINED   NON-EMPLOYEE   TREASURY   ON SECURITIES    STOCKHOLDERS'
                                        STOCK     CAPITAL     EARNINGS    DIRECTORS      STOCK         AFS(1)          EQUITY
                                        ------   ----------   --------   ------------   --------   --------------   -------------
                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31, 1994..........  $6,127    $67,473     $156,042     $  (926)     $(8,422)      $(7,699)        $212,595
  Net Income..........................     --          --       23,025          --           --            --           23,025
  Cash dividends on common stock--$.33
    per share.........................     --          --       (8,750)         --           --            --           (8,750)
  Transfer from retained earnings to
    additional paid-in-capital........     --         667         (667)         --           --            --               --
  Purchase of 38,590 shares for the
    treasury..........................     --          --           --          --         (256)           --             (256)
  Reissuance of 54,933 treasury shares
    for Non-Employee Directors stock
    plan..............................     --         120           --        (661)         541            --               --
  Deferred compensation expense.......     --         (72)          --         280           --            --              208
  Reissuance of 58,461 treasury shares
    for employee incentive plan.......     --           3           --          --          240            --              243
  Reissuance of 146,822 treasury
    shares under incentive stock
    option plans......................     --        (241)          (2)         --        1,477            --            1,234
  Net change in unrealized gains
    (losses) on securities available
    for sale, net of tax..............     --          --           --          --           --        13,825           13,825
                                        ------    -------     --------     -------      -------       -------         --------
Balance at December 31, 1995..........  $6,127    $67,950     $169,648     $(1,307)     $(6,420)      $ 6,126         $242,124
                                        ------    -------     --------     -------      -------       -------         --------
  Net Income..........................     --          --       31,876          --           --            --           31,876
  Cash dividends on common stock--$.38
    per share.........................     --          --      (10,039)         --           --            --          (10,039)
  Reissuance of 39,556 treasury shares
    for Non-Employee Directors stock
    plan..............................     --         205           --        (542)         337            --               --
  Deferred compensation expense.......     --        (331)          --         467           --            --              136
  Reissuance of 61,436 treasury shares
    for employee incentive plan.......     --         (30)          --          --          401            --              371
  Issuance of 31,159 common shares for
    employee incentive plan...........      7         183           --          --           --            --              190
  Reissuance of 98,135 treasury shares
    under incentive stock option
    plans.............................     --          70           --          --          774            --              844
  Net change in unrealized gains
    (losses) on securities available
    for sale, net of tax..............     --          --           --          --           --        (8,082)          (8,082)
                                        ------    -------     --------     -------      -------       -------         --------
Balance at December 31, 1996..........  $6,134    $68,047     $191,485     $(1,382)     $(4,908)      $(1,956)        $257,420
                                        ------    -------     --------     -------      -------       -------         --------
  Net Income..........................     --          --       28,664          --           --            --           28,664
  Cash dividends on common stock--$.45
    per share.........................     --          --      (12,130)         --           --            --          (12,130)
  Purchase of AMCORE Bank Belleville
    minority interest.................     --       1,768       (1,784)                                                    (16)
  Purchase of 53,000 shares for the
    treasury..........................     --          --           --          --       (1,327)           --           (1,327)
  Three-for-two stock split fractional
    share payments....................     --         (18)          --          --           --            --              (18)
  Reissuance of 18,486 treasury shares
    for Non-Employee Directors stock
    plan..............................     --         244           --        (356)         112            --               --
  Issuance of 16,377 common shares for
    directors stock plan..............      4         106           --        (110)                                         --
  Deferred compensation expense.......     --          --           --         370           --            --              370
  Reissuance of 264,600 treasury
    shares under incentive stock
    option plans......................     --       2,678           --          --        1,035            --            3,713
  Reissuance of 2,457 treasury shares
    for employee incentive plans......     --          21           --          --           19            --               40
  Issuance of 63,743 common shares for
    employee incentive plan...........     14         416           --          --           --            --              430
  Net change in unrealized gains
    (losses) on securities available
    for sale, net of tax..............     --          --           --          --           --        10,330           10,330
                                        ------    -------     --------     -------      -------       -------         --------
Balance at December 31, 1997..........  $6,152    $73,262     $206,235     $(1,478)     $(5,069)      $ 8,374         $287,476
                                        ======    =======     ========     =======      =======       =======         ========

---------------
(1) Net unrealized gain (loss) on AFS (securities available for sale), net of taxes.

          See accompanying notes to consolidated financial statements.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                1997           1996           1995
                                                                ----           ----           ----
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  28,664      $  31,876      $  23,025
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization of premises and equipment...      5,391          6,100          6,245
  Amortization and accretion of securities, net.............      2,081          3,397            791
  Provision for loan and lease losses.......................      7,045          5,428          3,165
  Amortization of intangible assets.........................      2,212          2,219          2,629
  Net gain on sale of securities available for sale.........     (4,198)        (1,871)        (2,302)
  Fair value adjustment on loans held for sale..............      4,955             --             --
  Impairment of long-lived assets...........................      2,081             --          3,269
  Deferred income taxes.....................................     (3,817)          (132)        (1,742)
  Originations of mortgage loans held for sale..............   (217,020)      (196,798)      (198,537)
  Proceeds from sales of mortgage loans held for sale.......    208,896        201,391        193,171
  Other, net................................................     (2,213)         1,060           (482)
                                                              ---------      ---------      ---------
        Net cash provided by operating activities...........  $  34,077      $  52,670      $  29,232
                                                              =========      =========      =========
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale...  $ 205,772      $ 199,496      $ 177,636
Proceeds from maturities of securities held to maturity.....      9,982          7,874          9,099
Proceeds from sales of securities available for sale........    487,813        191,289        253,570
Purchase of securities held to maturity.....................    (14,197)       (13,967)       (73,392)
Purchase of securities available for sale...................   (857,278)      (653,333)      (473,060)
Net decrease (increase) in federal funds sold and other
  short-term investments....................................     24,398         (4,100)        (7,286)
Net (increase) decrease in interest earning deposits in
  banks.....................................................     (1,373)          (429)           248
Proceeds from the sale of credit card receivables...........     15,457             --             --
Proceeds from the sale of merchant bankcard processing......         --          1,400             --
Proceeds from the sale of consumer finance loans and
  leases....................................................      1,798          5,997             --
Loans made to customers and principal collection of loans,
  net.......................................................   (194,449)      (197,165)      (144,787)
Proceeds from sale of collection agency.....................        700             --             --
Premises and equipment expenditures, net....................     (6,164)        (3,374)        (7,586)
Proceeds from the sale of other real estate.................      1,259          2,529          1,559
                                                              ---------      ---------      ---------
        Net cash required for investing activities..........  $(326,282)     $(463,783)     $(263,999)
                                                              =========      =========      =========
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits and savings accounts........  $  53,143      $  25,858      $      52
Net increase in time deposits...............................    122,410        116,794         89,724
Net increase in short-term borrowings.......................     29,175        199,836         87,111
Proceeds from long-term borrowings..........................    111,872         72,500         90,176
Payment of long-term borrowings.............................    (15,250)        (7,335)        (9,350)
Dividends paid..............................................    (12,130)       (10,039)        (8,750)
Issuance of common stock for employee incentive plans.......        430             --             --
Issuance of treasury stock for employee incentive plans.....      3,753          1,239          1,477
Purchase of treasury stock..................................     (1,327)            --           (256)
                                                              ---------      ---------      ---------
        Net cash provided by financing activities...........  $ 292,076      $ 398,853      $ 250,184
                                                              ---------      ---------      ---------
Net change in cash and cash equivalents.....................  $    (129)     $ (12,260)     $  15,417
Cash and cash equivalents:
  Beginning of year.........................................    105,347        117,607        102,190
                                                              ---------      ---------      ---------
  End of period.............................................  $ 105,218      $ 105,347      $ 117,607
                                                              =========      =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
  Interest paid to depositors...............................  $  99,002      $  90,448      $  74,272
  Interest paid on borrowings...............................     46,282         33,663         24,695
  Income taxes paid.........................................     11,616         12,865          8,223
NON-CASH INVESTING AND FINANCING
Other real estate acquired in settlement of loans...........      2,147          1,192          2,615
Transfer of securities held to maturity to available for
  sale......................................................     31,018             --        401,315
Transfer of short-term investments to securities available
  for sale..................................................      1,230             --             --
Transfer of loans and leases to loans held for sale.........     14,970             --             --
Transfer of long-term borrowings to short-term borrowings...     69,253             --             --

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

DESCRIPTION OF THE BUSINESS

     The Company is a multi-bank holding company headquartered in Rockford, Illinois, and conducts its principal business activities with businesses and individuals located within northern Illinois and south-central Wisconsin. The primary business of the Company is the extension of credit and the collection of deposits with commercial and financial, agricultural, real estate and consumer loan customers throughout northern Illinois and south-central Wisconsin. Although the Company has a diversified loan portfolio, adverse changes in the local economy would have a direct impact on the credit risk in the portfolio.

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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All prior year financial information has been restated to reflect the mergers that took place during 1997 as explained in
Note 2.

CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, the Company considers cash on hand, amounts due from banks, and cash items in process of clearing to be cash and cash equivalents. Cash flows for fed funds sold and other short-term investments, interest earning deposits in banks, demand deposits and savings accounts, time deposits and short-term borrowings are reported net.

LOANS HELD FOR SALE

     Mortgage loans originated and intended for sale in the secondary market are recorded at the lower of cost or estimated fair value in the aggregate. Gains and losses on the sale of mortgage loans are included in other non-interest income.

     Satellite dish loans were transferred to loans held for sale in anticipation of the sale of these loans. These loans were recorded at the estimated fair value, which resulted in a $5 million fair value write-down on this portfolio recorded in operating expenses. The loans were subsequently sold on January 28, 1998.

SECURITIES

     Securities are classified into three categories: held to maturity, available for sale and trading. Securities held to maturity are reported at amortized historical cost. Securities classified as available for sale are recorded at fair value with unrealized gains and losses recorded as a component of stockholders' equity, net of the related income tax effect. The level yield method is used for the amortization and accretion of premiums and

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES
discounts. Trading securities are recorded at fair value with unrealized gains and losses recorded in earnings. There were no trading securities outstanding at December 31, 1997 and 1996.

     Realized gains and losses on all securities are recognized by the specific identification method upon sale or when values are deemed to be permanently impaired.

     Upon completion of the merger of First National Bancorp, Inc. (FNB) on April 18, 1997, approximately $31,018,000 of FNB's securities classified as held to maturity were reclassified into the available for sale category. This transfer was done as permitted by FAS 115, "Accounting for Certain Investments in Debt and Equity Securities" in order to maintain the Company's existing interest rate risk position. In December 1995, approximately $401,315,000 of securities classified as held to maturity were reclassified into the available for sale category. This transfer was done in response to the FASB's decision to allow companies a one-time opportunity to reclassify their security portfolios. This reclassification will significantly improve the flexibility in managing interest and liquidity risks. While this may cause additional fluctuations in the unrealized gain or loss component of total stockholders' equity, it has no impact on regulatory risk-based capital calculations.

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

     Loans measured for impairment as described in FAS No. 114 include commercial, financial, agricultural, real estate commercial and real estate construction loans. Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the present value of expected future cash flows, or alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral-dependent, and for which management has determined foreclosure is probable, the measure of impairment is based on the fair value of the collateral.

     The accrual of interest income for impaired loans is discontinued when management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. Cash collections on impaired loans reduce the principal balance, and no interest income is recognized until the remaining principal balance is fully collectible. An impaired loan is returned to accrual status when management determines that the borrower's financial condition has improved such that both the remaining principal and interest are deemed collectible. In the event that it is determined that collection of an impaired loan is remote, the loan is charged-off.

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

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

The allowance is an amount that management estimates will be adequate to absorb possible future losses on existing loans and leases. The evaluation of the allowance is based on past loan loss experience, regular evaluation of the collectibility by management, lending officers and corporate loan review staff, overall loan quality, the nature of and size of the portfolio, review of specific problem loans, and current and anticipated economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or other factors.

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

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

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

     The Company adopted FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", in January 1997. As a result of this statement, the Company changed its method of evaluating for impairment of purchase mortgage servicing rights and deferred excess servicing rights, previously on an undiscounted basis, to a method similar to that used for originated mortgage servicing rights. Under this method, the fair value is evaluated based on the present value of estimated future cash flows using a discount rate commensurate with the associated risk. During January 1997, the Company reduced the carrying value of deferred excess servicing rights by $742,000.

IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A review of these assets in 1997 and 1995 resulted in an impairment charge of $2,081,000 and $3,269,000, respectively, as explained in Note 7.

TRUST ASSETS

     Assets that are held by subsidiaries in a fiduciary or agency capacity are not included in the consolidated financial statements as they are not assets of the Company.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to effectively manage its exposure to market risk. Interest rate derivative financial instruments (swap, floor and cap agreements) are used to manage interest rate exposure by hedging certain assets and liabilities. Income and expense are accrued under the terms of the agreements based on expected settlement payments, and are recorded as a component of net interest income. Fees paid on these financial contracts are amortized over their contractual life as a component of the interest reported on the asset or liability hedged. If a hedged asset or liability settles before maturity of the instruments used as a hedge, the derivatives are used to hedge a similar asset or liability.

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

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

EARNINGS PER SHARE

     Basic earnings per share is based on dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur if stock options granted pursuant to incentive stock option plans were exercised or converted into common stock that then shared in the earnings of the Company. Earnings per share amounts have been restated to give effect to mergers accounted for as a pooling of interests and the three-for-two stock split on September 17, 1997. Basic and diluted earnings per share are presented on the Consolidated Statements of Income, and a reconciliation of the calculations are found in Note 15.

NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board has issued FAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The component of comprehensive income is the net change in unrealized gains and losses on securities available for sale and is disclosed in the Consolidated Statements of Stockholders Equity. FAS No. 130 is effective for fiscal years beginning after December 15, 1997.

     The Financial Accounting Standards Board has issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting financial and descriptive information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. Operating segments are components of a business about which separate financial information is available that is evaluated regularly by the chief operating decision maker in determining allocation of resources and in assessing performance. AMCORE anticipates it will disclose the following segments: Banking, Investment Management and Insurance, Mortgage Banking, and Other. FAS No. 131 is effective for fiscal years beginning after December 15, 1997.

NOTE 2--MERGERS AND ACQUISITIONS

     Mergers occurred during the reported periods as follows:

     On July 16, 1997, Country Bank Shares Corporation (Country), a five bank holding company, merged into the Company, which issued 2,469,417 common shares in exchange for the 433,699 outstanding Country shares. At the date of the merger, Country had total assets of approximately $310 million.

     On April 18, 1997, First National Bancorp, Inc. (FNB), a one bank holding company, merged into the Company, which issued 2,822,286 common shares in exchange for the 249,539 outstanding FNB shares. At the date of the merger, FNB had total assets of approximately $219 million.

     On May 24, 1995, NBM Bancorp, Inc. (NBM), a two-bank holding company, merged into the Company, which issued 2,458,440 common shares in exchange for the 240,000 outstanding NBM shares. At the date of the merger, NBM had total assets of approximately $166 million.

     Each of these mergers was accounted for as a pooling of interests and, accordingly, all financial statements and related financial information of the Company have been restated to include Country, FNB and NBM.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     The results of operations of the separate companies for the periods prior to the mergers are summarized as follows:

                                                   AMCORE                                    COMBINED
                                                  FINANCIAL        FNB         COUNTRY        TOTAL
                                                  ---------        ---         -------       --------
                                                                    (IN THOUSANDS)
Year ended December 31, 1995:
  Net interest income...........................   $79,800        $7,683       $10,768       $ 98,251
  Net income....................................    18,271         2,446         2,308         23,025
Year ended December 31, 1996:
  Net interest income...........................   $87,034        $7,927       $11,173       $106,134
  Net income....................................    26,383         2,817         2,676         31,876
Three months ended March 31, 1997:
  Net interest income...........................   $22,361        $1,935             *       $ 24,296
  Net income....................................     6,857           664             *          7,521
Six months ended June 30, 1997:
  Net interest income...........................   $49,330            **       $ 5,828       $ 55,158
  Net income....................................    10,648            **          (378)        10,270

---------------
 * Not required since the merger with Country took place after FNB merger.

** The six month results of AMCORE Financial include FNB as the merger was completed on April 18, 1997.

COMPLETED AND PENDING MERGERS

     On February 17, 1998, the Company acquired Investors Management Group, LTD
(IMG) of Des Moines, Iowa. IMG is an asset management firm with approximately $1.6 billion in assets under management. The Company issued 270,139 shares at closing with additional shares to be issued contingent upon IMG's future performance. This transaction was accounted for as a purchase.

     On November 11, 1997, the Company signed a definitive agreement to merge with Midwest Federal Financial Corp. (Midwest), a one-bank holding company with assets of approximately $212 million. Midwest, headquartered in Baraboo, Wisconsin, has nine locations in Central Wisconsin. The transaction has received regulatory approval and must be approved by Midwest shareholders. The terms of the transaction require the Company to exchange 1.174 shares of common stock in exchange for each of the 1,627,674 outstanding shares of Midwest stock for a total of 1,910,889 shares. The transaction is expected to close March 27, 1998 and will be accounted for as a pooling of interests.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 3--SECURITIES

     A summary of securities at December 31, 1997, 1996 and 1995 were as follows:

                                                                  GROSS        GROSS
                                                   AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                      COST        GAINS        LOSSES       VALUE
                                                   ---------    ----------   ----------     -----
                                                                    (IN THOUSANDS)
At December 31, 1997
  Securities Available for Sale:
     U.S. Treasury...............................  $  104,132    $   836      $    (84)   $  104,884
     U.S. Government agencies....................     267,696        938          (833)      267,801
     Agency mortgage-backed securities...........     586,285      5,651        (1,948)      589,988
     State and political subdivisions............     316,028     10,069          (189)      325,908
     Corporate obligations and other.............     153,501        458          (947)      153,012
                                                   ----------    -------      --------    ----------
       Total Securities Available for Sale.......  $1,427,642    $17,952      $ (4,001)   $1,441,593
                                                   ==========    =======      ========    ==========
Securities Held to Maturity:
  U.S. Treasury..................................  $    1,554    $     7      $     --    $    1,561
  State and political subdivisions...............      13,866        207           (26)       14,047
  Corporate obligations and other................           3         --            --             3
                                                   ----------    -------      --------    ----------
       Total Securities Held to Maturity.........  $   15,423    $   214      $    (26)   $   15,611
                                                   ----------    -------      --------    ----------
          Total Securities.......................  $1,443,065    $18,166      $ (4,027)   $1,457,204
                                                   ==========    =======      ========    ==========
At December 31, 1996:
  Securities Available for Sale:
     U.S. Treasury...............................  $  132,377    $   650      $   (544)   $  132,483
     U.S. Government agencies....................     165,557        216        (3,855)      161,918
     Agency mortgage-backed securities...........     553,472      2,659        (5,203)      550,928
     State and political subdivisions............     263,341      4,545        (1,330)      266,556
     Corporate obligations and other.............     102,504        223          (655)      102,072
                                                   ----------    -------      --------    ----------
       Total Securities Available for Sale.......  $1,217,251    $ 8,293      $(11,587)   $1,213,957
                                                   ==========    =======      ========    ==========
Securities Held to Maturity:
  U.S. Treasury..................................  $    1,647    $     5      $     (4)   $    1,648
  U.S. Government agencies.......................       5,684         61            --         5,745
  Agency mortgage-backed securities..............      11,413        103          (115)       11,401
  State and political subdivisions...............      31,587        703           (86)       32,204
  Corporate obligations and other................       4,217         27            --         4,244
                                                   ----------    -------      --------    ----------
     Total Securities Held to Maturity...........  $   54,548    $   899      $   (205)   $   55,242
                                                   ----------    -------      --------    ----------
       Total Securities..........................  $1,271,799    $ 9,192      $(11,792)   $1,269,199
                                                   ==========    =======      ========    ==========
At December 31, 1995:
  Securities Available for Sale:
     U.S. Treasury...............................  $  144,553    $ 1,719      $   (314)   $  145,958
     U.S. Government agencies....................      73,659        694          (195)       74,158
     Agency mortgage-backed securities...........     418,449      4,293          (639)      422,103
     State and political subdivisions............     218,273      5,418        (1,064)      222,627
     Corporate obligations and other.............      80,130        562          (401)       80,291
                                                   ----------    -------      --------    ----------
       Total Securities Available for Sale.......  $  935,064    $12,686      $ (2,613)   $  945,137
                                                   ==========    =======      ========    ==========
At December 31, 1995:
  Securities Held to Maturity:
     U.S. Treasury...............................  $   28,591    $   258      $   (176)   $   28,673
     U.S. Government agencies....................          --         --            --            --
     Agency mortgage-backed securities...........       1,000         41            --         1,041
     State and political subdivisions............      32,226        918           (77)       33,067
     Corporate obligations and other.............       7,791         25            --         7,816
                                                   ----------    -------      --------    ----------
       Total Securities Held to Maturity.........  $   69,608    $ 1,242      $   (253)   $   70,597
                                                   ----------    -------      --------    ----------
          Total Securities.......................  $1,004,672    $13,928      $ (2,866)   $1,015,734
                                                   ==========    =======      ========    ==========

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     The amortized cost and fair value of both securities available for sale and securities held to maturity as of December 31, 1997, by contractual maturity are shown below. Mortgage-backed security maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                          AVAILABLE FOR SALE         HELD TO MATURITY
                                                       ------------------------    --------------------
                                                       AMORTIZED        FAIR       AMORTIZED     FAIR
                                                          COST         VALUE         COST        VALUE
                                                       ---------       -----       ---------     -----
                                                                        (IN THOUSANDS)
Due in one year or less............................    $  150,029    $  150,264     $ 2,537     $ 2,541
Due after one year through five years..............       187,846       190,355      10,814      10,914
Due after five years through ten years.............       241,829       244,637       1,920       1,984
Due after ten years................................       171,511       176,844         152         172
Mortgage-backed securities (agency and
  corporate).......................................       676,427       679,493          --          --
                                                       ----------    ----------     -------     -------
  Total Securities.................................    $1,427,642    $1,441,593     $15,423     $15,611
                                                       ==========    ==========     =======     =======

     At December 31, 1997, 1996, and 1995, securities with a fair value of approximately $927,772,000, $755,611,000 and $551,075,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes required by law.

NOTE 4--LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

     The composition of the loan and lease portfolio at December 31, 1997 and 1996, was as follows:

                                                                   1997            1996
                                                                   ----            ----
                                                                      (IN THOUSANDS)
Commercial, financial and agricultural......................    $  632,378      $  568,451
Real estate-construction....................................        60,624          53,039
Real estate-commercial......................................       504,275         413,870
Real estate-residential.....................................       457,086         434,123
Installment and consumer....................................       305,491         336,741
Direct lease financing......................................         3,194           2,066
                                                                ----------      ----------
  Gross loans and leases....................................    $1,963,048      $1,808,290
  Unearned income...........................................          (374)         (1,169)
                                                                ----------      ----------
  Loans and leases, net of unearned income..................    $1,962,674      $1,807,121
  Allowance for loan and lease losses.......................       (19,908)        (19,295)
                                                                ----------      ----------
          NET LOANS AND LEASES..............................    $1,942,766      $1,787,826
                                                                ==========      ==========

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     Non-performing loan information as of and for the years ended December 31, 1997 and 1996 was as follows:

                                                                 1997         1996
                                                                 ----         ----
                                                                   (IN THOUSANDS)
Impaired Loans:
  Non-accrual Loans:
     Commercial.............................................    $10,060      $ 4,907
     Real estate............................................      4,484        4,450
  Troubled debt restructurings..............................        377          283
Other Non-performing:
  Non-accrual loans(1)......................................      4,947        2,662
                                                                -------      -------
Total Non-performing Loans..................................    $19,868      $12,302
                                                                =======      =======
  Loans 90 days or more past due and still accruing.........    $ 3,386      $ 3,692

---------------
(1) These loans are not considered impaired since they are part of a small balance homogeneous portfolio which are exempt from FAS 114.

                                                                 1997         1996
                                                                 ----         ----
                                                                   (IN THOUSANDS)
Allowance provided for impaired loans, included in the
  allowance for loan losses.................................    $ 2,311      $ 1,496
Average recorded investment in impaired loans...............     15,874       11,287
Interest income recognized from impaired loans..............        717          504

     An analysis of the allowance for loan and lease losses for the years ended December 31, 1997, 1996, and 1995 follows:

                                                            1997         1996         1995
                                                            ----         ----         ----
                                                                    (IN THOUSANDS)
Balance at beginning of year...........................    $19,295      $17,107      $17,246
Provision charged to expense...........................      7,045        5,428        3,165
Loans charged off......................................     (7,777)      (4,641)      (4,563)
Recoveries on loans previously charged off.............      1,345        1,401        1,259
                                                           -------      -------      -------
          BALANCE AT END OF YEAR.......................    $19,908      $19,295      $17,107
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

     In the opinion of management, related party loan transactions during 1997 and 1996 were as follows:

                                                                  1997          1996
                                                                  ----          ----
                                                                    (IN THOUSANDS)
Balance at beginning of year................................    $ 44,074      $ 36,809
New loans...................................................      85,123       103,806
Repayments..................................................     (84,506)      (96,541)
                                                                --------      --------
          BALANCE AT END OF YEAR............................    $ 44,691      $ 44,074
                                                                ========      ========

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

     The following table shows the carrying amounts and estimated fair values of financial instruments at December 31, 1997 and 1996 that have liquid markets in which fair value is assumed to be equal to the carrying amount, or have readily available quoted market prices, or are based on quoted prices for similar financial instruments:

                                                        1997                           1996
                                             ---------------------------    ---------------------------
                                              CARRYING        ESTIMATED      CARRYING        ESTIMATED
                                               AMOUNT         FAIR VALUE      AMOUNT         FAIR VALUE
                                              --------        ----------     --------        ----------
                                                                   (IN THOUSANDS)
Cash and cash equivalents................    $  105,218       $  105,218    $  105,347       $  105,347
Interest earning deposits in banks.......         2,206            2,206           833              833
Federal funds sold and other short-term
  investments............................           633              633        26,261           26,261
Loans held for sale......................        29,869           30,354        11,730           12,027
Securities available for sale............     1,441,593        1,441,593     1,213,957        1,213,957
Securities held to maturity..............        15,423           15,611        54,548           55,242

     The carrying amounts and estimated fair values of accruing loans and leases at December 31, 1997 and 1996 were as follows:

                                                        1997                           1996
                                             ---------------------------    ---------------------------
                                              CARRYING        ESTIMATED      CARRYING        ESTIMATED
                                               AMOUNT         FAIR VALUE      AMOUNT         FAIR VALUE
                                              --------        ----------     --------        ----------
                                                                   (IN THOUSANDS)
Commercial, financial and agricultural...    $  622,318       $  630,730    $  563,572       $  567,998
Real estate..............................     1,017,501        1,038,293       895,268          903,291
Installment and consumer, net............       300,170          298,364       334,195          332,424
Direct lease financing...................         3,194            3,279         2,066            2,085
                                             ----------       ----------    ----------       ----------
          Total loans....................    $1,943,183       $1,970,666    $1,795,101       $1,805,798
                                             ==========       ==========    ==========       ==========

     Fair values of loans were estimated for portfolios of loans with similar characteristics. Loans were segregated by type as shown above and then each category was further segmented into fixed and floating interest rate terms. The fair value of fixed-rate loans, excluding residential real-estate loans, was calculated by discounting contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan. The cash flows were further reduced by estimated prepayment assumptions. Fair value for residential real-estate loans was estimated by discounting estimated future cash flows, adjusted for prepayment estimates, using market discount rates based on secondary market sources. Cash flow assumptions for credit card loans did not include the value of new receivables generated from existing cardholders over the remaining estimated life of the portfolio, thus understating the value of the entire credit card relationship. The fair value of non-accrual loans with a recorded book value of $19.5 million and $12.0 million in 1997 and 1996, respectively, was not estimated because it was not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     The following table shows the carrying amounts and estimated fair values of financial instrument liabilities and other off-balance sheet financial instruments at December 31, 1997 and 1996:

                                                        1997                           1996
                                             ---------------------------    ---------------------------
                                              CARRYING        ESTIMATED      CARRYING        ESTIMATED
                                               AMOUNT         FAIR VALUE      AMOUNT         FAIR VALUE
                                              --------        ----------     --------        ----------
                                                                   (IN THOUSANDS)
Demand deposits and savings..............    $1,086,836       $1,086,836    $1,033,693       $1,033,693
Time deposits............................     1,440,207        1,452,360     1,317,797        1,332,432
Short-term borrowings....................       647,509          649,771       549,081          550,319
Long-term borrowings.....................       159,125          161,323       131,612          131,614
Commitments to extend credit.............            --              (11)           --             (488)
Standby letters of credit................          (295)            (681)         (234)            (595)
Interest rate swap agreements............          (459)          (1,075)          (20)            (103)
Interest rate floor agreements...........         1,072              183           147              172
Interest rate cap agreements.............           941               13            --               --
Forward contracts........................            --             (172)           --             (102)

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

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 6--PREMISES AND EQUIPMENT

     A summary of premises and equipment at December 31, 1997 and 1996, follows:

                                                            1997          1996
                                                            ----          ----
                                                              (IN THOUSANDS)
Land....................................................  $  9,694      $  9,450
Buildings and improvements..............................    53,956        52,862
Furniture and equipment.................................    39,348        39,058
Leasehold improvements..................................     5,520         5,250
Construction in progress................................     1,269           286
                                                          --------      --------
Total premises and equipment............................  $109,787      $106,906
Accumulated depreciation and amortization...............   (55,013)      (50,339)
                                                          --------      --------
          PREMISES AND EQUIPMENT, NET...................  $ 54,774      $ 56,567
                                                          ========      ========

NOTE 7--IMPAIRMENT OF LONG-LIVED ASSETS

     The Company recognized an impairment charge of $2,081,000 in 1997 related to the write-off of data processing hardware and software resulting from the decision to outsource this function in the future, and a charge in 1995 totaling $3,269,000 in conjunction with the adoption of FAS No. 121--"Accounting for the Impairment of Long-Lived Assets". These charges resulted from changes in circumstances that indicated the carrying values of assets noted below may not be fully recoverable. The charges were comprised of the following:

                                                               1997        1995
                                                              AMOUNT      AMOUNT
                                                              ------      ------
                                                                (IN THOUSANDS)
EDP hardware/software.......................................  $2,081      $   --
Customer list intangibles and goodwill......................      --       1,674
Bank facilities.............................................      --       1,595
                                                              ------      ------
  Total impairment charge...................................  $2,081      $3,269
                                                              ======      ======

     The 1997 write-off of data processing hardware and software was based on an analysis of equipment and software that would not provide future value as a result of the decision to outsource core bank data processing.

     The 1995 write-down of the customer list intangible at the collection agency was based on an analysis of net revenues from the original acquired customer list. The fair value of the customer list intangible and related goodwill was calculated by estimating future cash flows from the original acquired customer list. This analysis demonstrated a reduction of profitability from the original customer base, which was caused by a loss of customers and reduced volumes from other customers. Accordingly, the remaining unamortized balance of the customer list intangible was considered to be partially impaired and was written-down by $669,000. The entire unamortized balance of goodwill totaling $865,000 was written-off, as the goodwill was directly identified with the impaired customer list. The collection agency was sold in December, 1997.

     The remaining 1995 unamortized customer list intangible acquired from a local insurance agency, with a balance of $140,000, was written-off. This write-off was primarily caused by an analysis of the performance since the August 1994 acquisition, which disclosed lower than anticipated renewal rates in comparison to historical experience prior to the acquisition.

     The write-down of bank facilities was based on the results of engineering studies and appraisals conducted in 1995 that identified concerns regarding the suitability of the buildings as income producing

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES
properties. As a result, the Company vacated non-banking related tenants and began activities to dispose of the buildings. The write-down was based on an estimate of future benefits from the continuing use of the properties as bank facilities.

NOTE 8--MORTGAGE SERVICING RIGHTS

     The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheets, was $1,013,689,000 and $1,024,920,000 at December 31, 1997 and 1996, respectively. Of this amount, the Company has recorded both originated and purchased capitalized mortgage servicing rights, as shown below, on mortgage loans serviced balance of $553,869,000 as of December 31, 1997. The remaining balance of originated loans sold and serviced for others also have servicing rights associated with them; however, these servicing rights arose prior to the adoption of FAS 122, and accordingly, have not been capitalized.

     The carrying value and fair value of capitalized mortgage servicing rights consisted of the following as of December 31, 1997 and 1996, respectively:

                                                                1997        1996
                                                                ----        ----
                                                                 (IN THOUSANDS)
Unamortized cost of mortgage servicing rights..............    $6,091      $5,154
Valuation allowance........................................      (284)         --
                                                               ------      ------
Carrying value of mortgage servicing rights................    $5,807      $5,154
                                                               ======      ======
Fair value of mortgage servicing rights....................    $6,798      $5,508
                                                               ======      ======

     The following is an analysis of the activity for mortgage servicing rights and the related valuation allowance for 1997 and 1996:

                                                                1997        1996
                                                                ----        ----
                                                                 (IN THOUSANDS)
UNAMORTIZED COST OF MORTGAGE SERVICING RIGHTS
Balance at beginning of year...............................    $5,154      $4,485
Additions of originated mortgage servicing rights..........     1,706       1,362
Amortization...............................................      (769)       (693)
                                                               ------      ------
  Balance at end of year...................................    $6,091      $5,154
                                                               ======      ======
VALUATION ALLOWANCE
Balance at beginning of year...............................    $   --      $  147
Impairment allowance charged to expense....................       284          76
Recoveries on impairments..................................        --        (223)
                                                               ------      ------
  Balance at end of year...................................    $  284      $   --
                                                               ======      ======

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 9--SHORT TERM BORROWINGS

     At December 31, 1997, 1996 and 1995, short-term borrowings consisted of:

                                                          1997          1996          1995
                                                          ----          ----          ----
                                                                   (IN THOUSANDS)
Securities sold under agreements to repurchase......    $528,607      $441,915      $244,300
Federal Home Loan Bank borrowings...................      70,679        74,168        32,146
Federal funds purchased.............................      44,550        14,800        12,759
U.S. Treasury tax and loan note accounts............       3,673         3,743         4,894
Commercial paper borrowings.........................          --        14,455         3,150
Other short-term borrowings.........................          --            --         1,735
                                                        --------      --------      --------
  TOTAL SHORT-TERM BORROWINGS.......................    $647,509      $549,081      $298,984
                                                        ========      ========      ========

     Additional details on securities sold under agreements to repurchase are as follows:

                                                          1997          1996          1995
                                                          ----          ----          ----
                                                                   (IN THOUSANDS)
Average balance during the year.....................    $559,344      $398,701      $202,833
Maximum month-end balance during the year...........     660,774       458,540       285,269
Weighted average rate during the year...............        5.75%         5.55%         6.04%
Weighted average rate at December 31................        5.82%         5.37%         5.48%

     The Company has a commercial paper agreement with an unrelated financial institution (Issuer) that provides for the Company to issue non-rated short-term unsecured debt obligations at negotiated rates and terms, not to exceed $25,000,000. In the event the agent is unable to place the Company's commercial paper on a particular day, the proceeds are provided by overnight borrowings on a line of credit with the same financial institution. The commercial paper agreement was primarily established for the purpose of funding consumer finance receivables and mortgage loans held for sale. This agreement may be terminated at any time by written notice of either the Issuer or the Company.

NOTE 10--LONG-TERM BORROWINGS

     Long-term borrowings consisted of the following at December 31, 1997 and 1996:

                                                                  1997          1996
                                                                  ----          ----
                                                                    (IN THOUSANDS)
Term loan...................................................    $     --      $ 13,600
Federal Home Loan Bank borrowings...........................     117,195       111,514
Capital Trust preferred securities..........................      40,000            --
Other long-term borrowings..................................       1,930         6,498
                                                                --------      --------
          TOTAL LONG-TERM BORROWINGS........................    $159,125      $131,612
                                                                ========      ========

     Several of the Company's subsidiary banks periodically borrowed additional funds from the Federal Home Loan Bank in connection with the purchase of mortgage-backed securities. The ending balance of the borrowings was $117,195,000 and $111,514,000 at December 31, 1997 and 1996, respectively. The average maturity of these borrowings at December 31, 1997 is 3.6 years, with a weighted average borrowing rate of 5.64%.

     On March 31, 1997, the Company issued $40 million of capital securities through AMCORE Capital Trust I ("Trust"), a statutory business trust. The capital securities pay cumulative cash distributions semiannually at an annual rate of 9.35%. The securities are redeemable from March 25, 2007 until March 25,

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

2017 at a declining rate of 104.6750% to 100% of the principal amount. After March 25, 2017, they are redeemable at par until June 15, 2027 when redemption is mandatory. Prior redemption is permitted under certain circumstances such as changes in tax or regulatory capital rules. The proceeds of the capital securities were invested by the Trust in junior subordinated debentures which represents all of the assets of the Trust. The Company fully and unconditionally guarantees the capital securities through the combined operation of the debentures and other related documents. The Company's obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the company.

     Other long-term borrowings include a non-interest bearing note from the January 1993 acquisition of a local collection agency, which had a balance of $1,930,000 and $2,231,000 at December 31, 1997 and 1996, respectively. The note requires annual principal payments of $444,000 through 2002. The note was discounted at an interest rate of 8.0%.

     Scheduled reductions of long-term borrowings are as follows:

                                                       TOTAL
                                                       -----
                                                   (IN THOUSANDS)
1998...........................................       $    392
1999...........................................         28,169
2000...........................................         31,948
2001...........................................            498
2002...........................................         55,013
Thereafter.....................................         43,105
                                                      --------
          TOTAL................................       $159,125
                                                      ========

NOTE 11--FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to effectively manage its exposure to market risk.

     Credit risk is the possibility that the Company will incur a loss due to the other party's failure to perform under its contractual obligations. The Company's exposure to credit loss in the event of non-performance by the other party with regard to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for actual extensions of credit. The credit risk involved for commitments to extend credit and in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, securities, inventory, property and equipment and income-producing commercial properties.

     Market risk is the possibility that, due to changes in interest rates or other economic conditions, the Company's net interest income will be adversely affected. The financial instruments utilized by the Company to manage this risk include interest rate swaps, floors and caps; and forward contracts. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The contract or notional amount of interest rate swap, floor and cap agreements and forward contracts represent only limited exposure to credit risk.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     A summary of the contract amount of the Company's exposure to off-balance sheet risk as of December 31, 1997 and 1996, is as follows (in thousands):

                                                                  1997          1996
                                                                  ----          ----
Financial instruments whose contract amount represent credit risk only:
  Commitments to extend credit..............................    $437,942      $437,000
  Standby letters of credit.................................      54,494        46,247
Financial instruments whose contract or notional amount
  represent market risk only:
  Interest rate swap agreements.............................     270,000       145,000
  Interest rate floor agreements............................     145,000        50,000
  Interest rate cap agreements..............................      75,000            --
  Forward contracts.........................................      23,664        14,267

     Commitments to extend credit are contractual agreements entered into with customers as long as there is no violation of any condition established on the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.

     The Company has no derivative financial instruments held or issued for trading purposes. The derivative financial instruments with which the Company is involved are utilized for purposes of asset/liability management to modify the existing market risk characteristics of certain hedged assets and liabilities. An interest rate swap agreement is the most common financial instrument used for these purposes and involves the exchange of fixed and floating rate interest payment obligations based on the underlying notional principal amounts. The amounts potentially subject to market and credit risks are the streams of interest payments under the agreements and not the notional principal amounts used only to express the volume of the transactions. The Company's credit risk on a swap agreement is limited to nonperformance of the counterparty's obligations under the terms of the swap agreement. The Company deals exclusively with counterparties that have high credit ratings, and based on management's assessments, all counterparties were expected to meet any outstanding obligations as of December 31, 1997.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     Following is a table outlining the nature and terms of each swap agreement as of December 31, 1997:

                           NOTIONAL                                                        MATURITY
     TYPE OF SWAP       AMOUNT (000'S)               PAY                   RECEIVE           DATE
     ------------       --------------               ---                   -------         --------
Fixed Rate............     $40,000             Fixed (6.050%)           3 Month LIBOR      09/05/98
Fixed Rate............      25,000             Fixed (5.255%)           3 Month LIBOR      03/08/99
Fixed Rate............      20,000             Fixed (6.458%)           3 Month LIBOR      05/15/01
Fixed Rate............      15,000             Fixed (5.720%)           3 Month LIBOR      10/11/01
Fixed Rate............      25,000             Fixed (8.520%)               PRIME          12/23/00
Fixed Rate............      70,000             Fixed (8.520%)               PRIME          07/15/01
Fixed Rate............       5,000             Fixed (8.410%)               PRIME          08/06/01
Fixed Rate............      20,000             Fixed (8.520%)               PRIME          09/22/01
Indexed Amortizing....      25,000        3 Month LIBOR minus 15 BP     Fixed (7.000%)     08/06/07
Indexed Amortizing....      15,000        3 Month LIBOR minus 15 BP     Fixed (7.000%)     08/27/07
Commercial Paper......       5,000             Fixed (5.980%)          Commercial Paper    05/21/98
Commercial Paper......       5,000             Fixed (5.825%)          Commercial Paper    10/09/98
(BP = basis points)

     The fixed rate swap agreements totaling $100,000,000 where the Company receives 3 month LIBOR, are used to hedge market risk associated with the repurchase agreements used in the investment leveraging program. The fixed rate swap agreements totaling $120,000,000 where the Company receives PRIME, are used to hedge market risk associated with fixed rate loans. The indexed amortizing swap agreements totaling $40,000,000 where the Company receives 7.000%, are used to lower the Company's cost of deposits. The $10,000,000 of commercial paper swap agreements was originally entered into to hedge the interest rate risk associated with commercial paper borrowings. This commercial paper borrowing arrangement has no outstanding balances payable, and these agreements are now used to hedge repurchase agreements.

     The Company is also party to various interest rate floor contracts with a notional amount totaling $145,000,000. Interest rate floor contracts totaling $50,000,000 provides the Company with a market risk hedge on the mortgage-backed security portfolio in the event of a significant decline in interest rates. Interest rate floor contracts totaling $20,000,000 are used to hedge market risk associated with mortgage servicing assets. The remaining $75,000,000 of interest rate floor contracts and the corresponding $75,000,000 of interest rate caps provide the Company with a market risk hedge on the Company's repurchase agreements.

     Each of the interest rate swap agreements require a quarterly cash settlement of the net difference between the calculated pay and receive amounts on each transaction. The net difference between the calculated pay and receive amounts is accrued on a monthly basis and recorded as an adjustment of the interest income or expense of the asset or liability being hedged. Premiums paid for the purchase of interest rate floor contracts are amortized over the respective lives of the contracts. Each floor rate reprices quarterly and a cash settlement is received from the counterparty and recorded as an adjustment to interest income, if the indexed rate falls below the floor rate. Floors and caps are similarly tied to the 3 month LIBOR. Any gains or losses on swap, floor, or cap contracts closed out prior to the maturity date are recognized ratably over the remaining life of the contract.

     Forward contracts provide for future delivery or purchase of securities or interest rate instruments. The Company's affiliates enter into forward contracts in connection with specific customer transactions and to minimize the market risk exposure of mortgage banking activities.

     The Company periodically will sell options for the right to purchase certain securities held in its investment portfolio to a bank or dealer. These call option transactions are designed to reduce the total return volatility associated with holding these assets and to yield additional fee income. The type of risk associated with these transactions is opportunity cost risk. Any option premium income generated by these transactions is

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES
deferred and recorded upon either the expiration or exercise date of the option. If the option is exercised by the purchaser, the premium income is recognized as a component of the gain or loss on the underlying security. If the option expires unexercised, the premium income is recognized as other non-interest income. There were no call option agreements outstanding at December 31, 1997.

NOTE 12--RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

     Under current banking law, the banking subsidiaries of the Company are limited in the amount of dividends they can pay without obtaining prior approval from bank regulatory agencies. As of December 31, 1997, approximately $49,256,000 was available for payment to the Company without regulatory approval.

     The subsidiaries are also limited as to the amount they may loan to the Company unless such loans are collateralized by U.S. Treasury or agency securities, a segregated deposit with the subsidiary or other specified obligations. At December 31, 1997, the maximum amount available for transfer from the subsidiaries to the Company in the form of loans approximated $28,257,000.

NOTE 13--STOCK INCENTIVE AND EMPLOYEE BENEFIT PLANS

     At December 31, 1997, the Company has three stock-based compensation plans which are described below. Grants under those plans are accounted for following APB Opinion No. 25 and related interpretations.

     STOCK INCENTIVE PLANS. In 1995, stockholders approved the adoption of the 1995 Stock Incentive Plan (Plan). The Plan provides for the ability to grant stock options, stock appreciation rights, performance units, and stock awards to key employees. The total number of shares approved and available for issuance under the Plan in its first year were 2.5% of the total shares of stock outstanding as of the effective date and 1.5% of outstanding shares in each subsequent Plan year not to exceed 525,000 in any year. Options to purchase shares of common stock of the Company and performance units were granted to key employees pursuant to both the Plan and previous stock incentive plans.

     Stock Options. Non-Qualified Stock Options issued generally become exercisable six months after the date of grant at an option price equal to the fair market value of the shares on the grant date. The following table presents certain information with respect to stock options issued pursuant to these incentive plans. All options outstanding at year end are exercisable.

                                                 1997                   1996                   1995
                                          -------------------    -------------------    -------------------
                                                      AVERAGE                AVERAGE                AVERAGE
                                           SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                           ------     -------     ------     -------     ------     -------
Options outstanding at beginning of
  year..................................  1,384,017   $11.04     1,139,776   $10.14     1,012,434   $ 9.33
Options granted.........................    295,875    18.50       350,625    13.33       274,164    12.03
Options exercised.......................   (258,602)   10.42       (98,134)    8.60      (146,822)    8.01
Options lapsed..........................    (15,867)   15.80        (8,250)   13.01            --       --
                                          ---------   ------     ---------   ------     ---------   ------
Options outstanding at end of year......  1,405,423   $12.68     1,384,017   $11.04     1,139,776   $10.14
                                          =========   ======     =========   ======     =========   ======

     Performance Units. Performance Units (Units) granted entitle holders to cash or stock payments if certain long term performance targets are met. The payout range on all Units granted is $4.45 to $11.11 per unit. In addition, a dividend is paid on each Unit at a rate equivalent to the rate of dividends paid on each share of the Company's common stock. The expense related to these Units for the years ended December 31,

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

1997, 1996 and 1995 was approximately $60,000, $354,000 and $567,000, respectively. The following table presents certain information with respect to issuances pursuant to these plans.

                                                     1997                 1996                 1995
                                              ------------------    -----------------    -----------------
                                                         AVERAGE              AVERAGE              AVERAGE
                                               SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                               ------    -------    ------    -------    ------    -------
Units outstanding at beginning of year......   336,568       --     330,879       --     315,612       --
Units granted...............................   113,253       --     104,298       --     122,163       --
Units paid..................................  (113,883)   $4.81     (98,609)   $4.45     (97,155)   $4.45
Units forfeited.............................   (53,552)      --           0       --      (9,741)      --
                                              --------    -----     -------    -----     -------    -----
Units outstanding at end of year............   282,386       --     336,568       --     330,879       --
                                              ========    =====     =======    =====     =======    =====

     The following table presents a summary of issuances pursuant to these incentive plans.

                                                 1997                   1996                   1995
                                          -------------------    -------------------    -------------------
                                                      AVERAGE                AVERAGE                AVERAGE
                                           SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                           ------     -------     ------     -------     ------     -------
Options outstanding at end of year......  1,405,423   $12.68     1,384,017   $11.04     1,139,776   $10.14
Units outstanding at end of year........    282,386       --       336,568       --       330,879       --
Available to grant under Plan at year
  end...................................     53,814       --        60,446       --       195,810       --

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

     The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1997, 1996 and 1995, respectively: dividend rates of 1.79%, 3.20% and 3.14%; price volatility of 69.95%, 21.71% and 33.96%; risk-free interest rates of 6.64%, 6.34% and 6.22%; and expected lives of 6.5 for all years.

                                                    1997      1996         1995
                                                    ----      ----         ----
                                                           (IN THOUSANDS,
                                                       EXCEPT PER SHARE DATA)
Net Income:
  As reported....................................  $28,664   $31,876      $23,025
  Pro forma......................................   26,690    31,191       22,425
Basic earnings per share:
  As reported....................................  $  1.07   $  1.20      $  0.87
  Pro forma......................................     0.99      1.17         0.85
Diluted earnings per share:
  As reported....................................  $  1.05   $  1.18      $  0.86
  Pro forma......................................     0.97      1.16         0.84

     DIRECTORS' STOCK PLANS. During 1989, the Company adopted the Restricted Stock Plan for Non-Employee Directors (Stock Plan). The Stock Plan provides that each current eligible non-employee director and each subsequently elected non-employee director receive, in lieu of a cash retainer, shares of common stock of the Company, the fair value of which is equal to three times the annual retainer. The shares vest annually over a three-year period based upon the anniversary date of the original award. The expense related to the Stock Plan for the years ended December 31, 1997, 1996 and 1995 was approximately $370,000, $467,000 and $280,000, respectively.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     In addition, the Company pays a lifetime annual retainer to certain retired directors. Effective January 1, 1993, the Company adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" to account for these benefits. This statement requires employers to recognize postretirement benefits on an accrual basis rather than on a cash basis. The expense in 1997, 1996 and 1995 related to this statement was $82,000, $107,000 and $86,000, respectively. The transition obligation, representing the present value of future payments at the adoption of the statement, was approximately $842,000 and is being amortized over a twenty year period.

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

                                                    1997                 1996                 1995
                                              -----------------    -----------------    -----------------
                                                        AVERAGE              AVERAGE              AVERAGE
                                              SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                              ------    -------    ------    -------    ------    -------
Options outstanding at beginning of year....  130,500   $13.11      63,750   $12.87      13,500   $13.42
Options granted.............................   69,000    18.50      75,000    13.33      51,750   $12.75
Options exercised...........................   (6,000)   13.06          --       --          --       --
Options lapsed..............................     (750)   13.33      (8,250)   13.23      (1,500)   13.42
                                              -------   ------     -------   ------     -------   ------
Options outstanding at end of year..........  192,750   $19.67     130,500   $13.11      63,750   $12.87
                                              =======   ======     =======   ======     =======   ======
Available to grant under Plan at year end...  101,250       --     169,500       --     236,250       --
                                              =======   ======     =======   ======     =======   ======

     OPTIONS SUMMARY. The following table presents certain information with respect to issuances of stock options pursuant to all plans discussed above:

                                                                           OPTIONS OUTSTANDING AND EXERCISABLE
                                                                    -------------------------------------------------
                                                                                  WEIGHTED-AVERAGE
                                                                      NUMBER         REMAINING       WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES                                            OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE
------------------------                                            -----------   ----------------   ----------------
     $ 5.00 -  7.80         ......................................    240,739           3.0years          $ 6.88
       9.75 - 11.70         ......................................    199,525           4.8                10.11
      11.70 - 13.65         ......................................    806,300           6.9                13.07
      17.55 - 19.50         ......................................    351,609           9.2                18.52

     EMPLOYEE BENEFIT PLANS. All subsidiaries of the Company participate in the AMCORE Financial Security Plan (Security Plan), a qualified profit sharing plan under Section 401(a) of the Internal Revenue Code. The Security Plan offers participants a personal retirement account, profit sharing account and personal savings account [401(k)]. The expense related to the Security Plan and other similar plans from FSB and NBA for the years ended December 31, 1997, 1996 and 1995 was approximately $2,763,000, $3,248,000 and $2,374,000, respectively.

     In addition to the Security Plan, certain health care and life insurance benefits are made available to active employees. The cost of these benefits is expensed as incurred.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 14--INCOME TAXES

     The components of income tax expense were as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                 1997          1996          1995
                                                                 ----          ----          ----
                                                                          (IN THOUSANDS)
Currently paid or payable...................................    $12,735       $12,293       $ 8,947
Deferred....................................................     (3,817)         (132)       (1,742)
                                                                -------       -------       -------
          TOTAL.............................................    $ 8,918       $12,161       $ 7,205
                                                                =======       =======       =======

     The effective tax rates on income for 1997, 1996, and 1995 were 23.7%, 27.6% and 23.8%, respectively. Income tax expense was less than the amounts computed by applying the federal statutory rate of 35% due to the following:

                                                                     YEARS ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                 1997          1996          1995
                                                                 ----          ----          ----
                                                                          (IN THOUSANDS)
Income tax at statutory rate................................    $13,154       $15,413       $10,581
Increase (decrease) resulting from:
  Tax-exempt income.........................................     (5,027)       (4,718)       (4,298)
  State income taxes, net of federal benefit................       (301)        1,346           785
  Non-deductible expenses, net..............................      1,581           356           546
  Other, net................................................       (489)         (236)         (409)
                                                                -------       -------       -------
          TOTAL.............................................    $ 8,918       $12,161       $ 7,205
                                                                =======       =======       =======

     The tax effects of existing temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets are as follows:

                                                                   AT DECEMBER 31,
                                                                ---------------------
                                                                 1997          1996
                                                                 ----          ----
                                                                   (IN THOUSANDS)
Deferred tax assets:
  Deferred compensation.....................................    $ 4,094       $ 3,936
  Securities................................................         --         1,085
  Allowance for loan and lease losses.......................      7,784         6,664
  Other.....................................................      4,257           529
                                                                -------       -------
     Total deferred tax assets..............................    $16,135       $12,214
                                                                -------       -------
Deferred tax liabilities:
  Securities................................................    $ 5,895            --
  Premises and equipment....................................      4,946         5,571
  Other.....................................................      4,167         2,458
                                                                -------       -------
     Total deferred tax liabilities.........................    $15,008       $ 8,029
                                                                -------       -------
     TOTAL DEFERRED TAX ASSET...............................      1,127         4,185
Less: Tax effect of net unrealized (gain) loss on securities
     available for sale reflected in stockholders' equity...     (5,496)        1,379
                                                                -------       -------
     NET DEFERRED TAX ASSET.................................    $ 6,623       $ 2,806
                                                                =======       =======

No valuation allowance was considered necessary.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 15--EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (FAS No. 128). FAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the FAS No. 128 requirements.

     Basic earnings per share is computed by dividing net income for the year by the weighted average number of shares outstanding of 26,862,000, 26,649,000 and 26,504,000 for 1997, 1996 and 1995, respectively.

     Diluted earnings per share is determined by dividing net income for the year by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume exercise of stock options and use of proceeds to purchase treasury stock at the average market price for the period. The weighted average shares outstanding were 27,405,000, 26,987,000 and 26,856,000 for 1997, 1996 and 1995, respectively.

NOTE 16--CAPITAL REQUIREMENTS

     The Company and its banking subsidiaries (Regulated Companies) are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Regulated Companies must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Their capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Regulated Companies to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1997, that the Regulated Companies meet all capital adequacy requirements to which it is subject.

     As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency categorized the Regulated Companies as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized a company must maintain minimum total risk-based, Tier I risk based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Regulated Companies category.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     The Company's and each significant subsidiary's actual capital amounts and ratios are presented in the table.

                                                                             FOR CAPITAL ADEQUACY PURPOSES
                                                                        ---------------------------------------
                                                        ACTUAL               MINIMUM          WELL CAPITALIZED
                                                   -----------------    -----------------    ------------------
                                                    AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                                    ------     -----     ------     -----     ------     -----
As of December 31, 1997:
  Total Capital (to Risk Weighted Assets):
    CONSOLIDATED...............................    $326,271    14.38%   $181,574     >=8.00% $226,938    >=10.00%

    AMCORE Bank N.A. Rockford..................     118,710    11.11      85,493     >=8.00   106,866    >=10.00
    AMCORE Bank N.A. Rock River Valley.........      55,270    14.61      30,267     >=8.00    37,834    >=10.00
  Tier 1 Capital (to Risk Weighted Assets):
    CONSOLIDATED...............................    $306,364    13.50%   $ 90,775     >=4.00% $136,163    >=6.00%
    AMCORE Bank N.A. Rockford..................     110,717    10.36      42,747     >=4.00    64,120    >=6.00
    AMCORE Bank N.A. Rock River Valley.........      51,731    13.67      15,134     >=4.00    22,700    >=6.00
  Tier 1 Capital (to Average Assets):
    CONSOLIDATED...............................    $306,364     8.31%   $147,388     >=4.00% $184,235    >=5.00%
    AMCORE Bank N.A. Rockford..................     110,717     6.82      64,934     >=4.00    81,167    >=5.00
    AMCORE Bank N.A. Rock River Valley.........      51,731     7.65      27,044     >=4.00    33,806    >=5.00
As of December 31, 1996:
  Total Capital (to Risk Weighted Assets):
    CONSOLIDATED...............................    $265,565    13.04%   $162,917     >=8.00% $203,647    >=10.00%
    AMCORE Bank N.A. Rockford..................      97,304    10.40      74,822     >=8.00    93,527    >=10.00
    AMCORE Bank N.A. Rock River Valley.........      51,202    14.88      27,526     >=8.00    34,407    >=10.00
  Tier 1 Capital (to Risk Weighted Assets):
    CONSOLIDATED...............................    $246,250    12.09%   $ 81,459     >=4.00% $122,188    >=6.00%
    AMCORE Bank N.A. Rockford..................      89,966     9.62      37,411     >=4.00    56,116    >=6.00
    AMCORE Bank N.A. Rock River Valley.........      47,968    13.94      13,763     >=4.00    20,644    >=6.00
  Tier 1 Capital (to Average Assets):
    CONSOLIDATED...............................    $246,250     7.44%   $132,425     >=4.00% $165,531    >=5.00%
    AMCORE Bank N.A. Rockford..................      89,966     6.14      58,649     >=4.00    73,311    >=5.00
    AMCORE Bank N.A. Rock River Valley.........      47,968     8.52      22,519     >=4.00    28,149    >=5.00

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 17--CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                    CONDENSED PARENT COMPANY BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                                ----        ----
                                                                 (IN THOUSANDS)
ASSETS
Cash and cash equivalents...................................  $    955    $    230
Securities available for sale...............................       431         269
Securities held to maturity.................................        --         107
Short-term investments......................................    10,000       2,000
Due from subsidiaries.......................................       933       1,188
Loans to financial services subsidiaries....................    22,763      26,209
Investment in bank subsidiaries.............................   285,374     246,034
Investment in financial services subsidiaries...............     6,049       8,551
Premises and equipment, net.................................     2,888       2,791
Other assets................................................     8,008       5,073
                                                              --------    --------
  TOTAL ASSETS..............................................  $337,401    $292,452
                                                              --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Short-term borrowings.......................................  $     --    $ 14,455
Long-term borrowings........................................    43,168      15,831
Other liabilities...........................................     6,757       4,746
                                                              --------    --------
  TOTAL LIABILITIES.........................................  $ 49,925      35,032
                                                              --------    --------
STOCKHOLDERS' EQUITY
Preferred stock.............................................  $     --    $     --
Common stock................................................     6,152       6,152
Additional paid-in capital..................................    73,262      67,363
Retained earnings...........................................   206,235     191,484
Treasury stock and other....................................    (6,547)     (5,623)
Net unrealized gain (loss) on securities available for sale,
  net of taxes..............................................     8,374      (1,956)
                                                              --------    --------
  TOTAL STOCKHOLDERS' EQUITY................................  $287,476    $257,420
                                                              --------    --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................  $337,401    $292,452
                                                              ========    ========

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                 CONDENSED PARENT COMPANY STATEMENTS OF INCOME

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                               ----       ----       ----
                                                                     (IN THOUSANDS)
Income:
  Dividends from subsidiaries...............................  $17,749    $21,492    $14,740
  Interest income...........................................    2,284      1,260        484
  Management fees and other.................................   21,436     18,833     11,434
                                                              -------    -------    -------
     TOTAL INCOME...........................................  $41,469    $41,585    $26,658
                                                              -------    -------    -------
Expenses:
  Interest expense..........................................  $ 3,801    $ 2,090    $ 1,909
  Compensation expense and employee benefits................   14,455     12,846     10,187
  Professional fees.........................................    2,540      1,192      1,058
  Other.....................................................   12,388      8,871      6,917
                                                              -------    -------    -------
     TOTAL EXPENSES.........................................  $33,184    $24,999    $20,071
                                                              -------    -------    -------
Income before income tax benefits and equity in
  undistributed net income of subsidiaries..................  $ 8,285    $16,586    $ 6,587
  Income tax benefits.......................................   (3,231)    (2,195)    (3,592)
                                                              -------    -------    -------
Income before equity in undistributed net income of
  subsidiaries..............................................  $11,516    $18,781    $10,179
Equity in undistributed net income of subsidiaries..........   17,148     13,095     12,846
                                                              -------    -------    -------
     NET INCOME.............................................  $28,664    $31,876    $23,025
                                                              =======    =======    =======

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

               CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1997          1996          1995
                                                                ----          ----          ----
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $ 28,664      $ 31,876      $ 23,025
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization..........................     1,531         1,026           837
     Non-employee directors compensation expense............       370           467           280
     Equity in undistributed net income of subsidiaries.....   (17,148)      (13,095)      (12,846)
     (Increase) decrease in due from subsidiaries...........       255          (831)          247
     (Increase) decrease in other assets....................    (2,935)          184          (553)
     Increase (decrease) in other liabilities...............     2,011        (1,089)        3,269
     Other, net.............................................       560           471           393
                                                              --------      --------      --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.........  $ 13,308      $ 19,009      $ 14,652
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities......................................   (14,071)         (345)         (101)
Proceeds from maturities of securities......................    14,197           101            30
Net (increase) decrease in short term investments...........    (8,000)       (2,000)        1,000
Dissolution of less-active state banking charters...........        96            --         2,000
Proceeds from sale of collection agency.....................       700            --            --
Net investment made in subsidiaries.........................   (10,788)           --        (1,000)
Loans to subsidiaries.......................................   (13,470)      (24,364)       (5,748)
Payments received on loans to subsidiaries..................    16,916         7,343           780
Transfer of premises and equipment to (from) affiliates.....      (114)        1,218            --
Premises and equipment expenditures.........................    (1,514)       (1,234)       (1,819)
                                                              --------      --------      --------
          NET CASH REQUIRED FOR INVESTING ACTIVITIES........  $(16,048)     $(19,281)     $ (4,858)
                                                              --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings............   (14,455)       11,305         3,150
Proceeds from long-term borrowings..........................    41,238            --            --
Payment of long-term borrowings.............................   (14,044)       (3,844)       (5,444)
Dividends paid..............................................   (12,130)       (9,096)       (8,199)
Proceeds from the sale of common stock......................       430            --            --
Proceeds from exercise of incentive stock options...........     3,753           844         1,234
Purchase of treasury stock..................................    (1,327)           --            --
                                                              --------      --------      --------
          NET CASH PROVIDED BY (REQUIRED FOR) FINANCING
            ACTIVITIES......................................  $  3,465      $   (791)     $ (9,259)
                                                              --------      --------      --------
Net change in cash and cash equivalents.....................  $    725      $ (1,063)     $    535
Cash and cash equivalents:
  Beginning of year.........................................       230         1,293           758
                                                              --------      --------      --------
  End of period.............................................  $    955      $    230      $  1,293
                                                              ========      ========      ========

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
AMCORE Financial, Inc.
Rockford, Illinois

     We have the audited the accompanying consolidated balance sheets of AMCORE Financial, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMCORE Financial, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          [ LOGO ]

                                                   McGladrey & Pullen, LLP

Rockford, Illinois
January 19, 1998

         CONDENSED QUARTERLY EARNINGS & STOCK PRICE SUMMARY (UNAUDITED)

                                                1997                                          1996
                              ----------------------------------------      ----------------------------------------
                               FIRST     SECOND      THIRD     FOURTH        FIRST     SECOND      THIRD     FOURTH
                              QUARTER    QUARTER    QUARTER    QUARTER      QUARTER    QUARTER    QUARTER    QUARTER
                              -------    -------    -------    -------      -------    -------    -------    -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income.............  $61,274    $63,333    $68,130    $68,770      $54,432    $58,413    $60,637    $61,554
Interest expense............   33,926     35,523     39,666     39,845       29,102     32,051     33,517     34,232
                              -------    -------    -------    -------      -------    -------    -------    -------
Net interest income.........  $27,348    $27,810    $28,464    $28,925      $25,330    $26,362    $27,120    $27,322
Provision for loan losses...    1,915      1,936      2,673        521          993      1,066      2,296      1,073
Other income................   11,989     10,290     11,074     14,355        9,821      9,888     12,023     10,538
Other expense...............   26,034     33,792     24,704     31,098       24,625     24,386     25,265     24,663
                              -------    -------    -------    -------      -------    -------    -------    -------
Income before income
  taxes.....................  $11,388    $ 2,372    $12,161    $11,661      $ 9,533    $10,798    $11,582    $12,124
Income taxes................    3,149        340      3,114      2,315        2,635      3,038      3,257      3,231
                              -------    -------    -------    -------      -------    -------    -------    -------
Net Income..................  $ 8,239    $ 2,032    $ 9,047    $ 9,346      $ 6,898    $ 7,760    $ 8,325    $ 8,893
                              =======    =======    =======    =======      =======    =======    =======    =======
Per share data:
Basic earnings..............  $  0.31    $  0.07    $  0.34    $  0.35      $  0.26    $  0.29    $  0.31    $  0.34
Diluted earnings............  $  0.31    $  0.07    $  0.33    $  0.34      $  0.26    $  0.29    $  0.30    $  0.33
Dividends...................     0.10       0.11       0.12       0.12         0.09       0.10       0.08       0.11
Stock price ranges-high.....    19.50      19.33      24.00      25.94        14.50      14.17      14.17      18.17
                 -low.......    15.33      17.17      18.50      22.00        13.50      13.00      12.58      13.58
                 -close.....    18.83      18.17      22.75      25.13        13.91      13.17      13.67      17.83

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors of the Registrant. The Proxy Statement and Notice of 1998 Annual Meeting dated March 26, 1998 is incorporated herein by reference.

     (b) Executive Officers of the Registrant. The information is presented in
Item 1 of this document.

ITEM 11. EXECUTIVE COMPENSATION

     The Proxy Statement and Notice of 1998 Annual Meeting dated March 26, 1998 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Proxy Statement and Notice of 1998 Annual Meeting dated March 26, 1998 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Proxy Statement and Notice of 1998 Annual Meeting dated March 26, 1998 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)1. FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of AMCORE are filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

     Consolidated Balance Sheets--December 31, 1997 and 1996

     Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

     Independent Auditors' Report

     (a)2. FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules have been included in the consolidated financial statements or are either not applicable or not significant.

     (a)3. EXHIBITS

        3.     Amended and Restated Articles of Incorporation of AMCORE
               Financial, Inc. dated May 1, 1990 (Incorporated by reference to Exhibit 23 of AMCORE's Annual Report on Form 10-K for the year ended December 31, 1989).
        3.1    By-laws of AMCORE Financial, Inc. as amended May 17, 1990
               (Incorporated by reference to Exhibit 3.1 of AMCORE's Annual
               Report on Form 10-K for the year ended December 31, 1994).
        4      Rights Agreement dated February 21, 1996, between AMCORE
               Financial, Inc. and Firstar Trust Company (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on February 28, 1996).
       10.1    1995 Stock Incentive Plan (Incorporated by reference to
               Exhibit 22 of AMCORE's Annual Report on Form 10-K for the year ended December 31, 1994).
       10.2    AMCORE Financial, Inc. 1994 Stock Option Plan for
               Non-Employee Directors (Incorporated by reference to Exhibit
               23 of AMCORE's Annual Report on Form 10-K for the year ended
               December 31, 1993).
       10.3A Amended and Restated Transitional Compensation Agreement dated June 1, 1996 between AMCORE Financial, Inc. and Robert
               J. Meuleman. (Incorporated by reference to Exhibit 10.3A of
               AMCORE's Quarterly Report on Form 10-Q for the quarter ended
               June 30, 1996.)
       10.3B Amended and Restated Transitional Compensation Agreement dated June 1, 1996 between AMCORE Financial, Inc. and the following individuals: John R. Hecht, and James S. Waddell.
               (Incorporated by reference to Exhibit 10.3B of AMCORE's
               Quarterly Report on Form 10-Q for the quarter ended June 30,
               1996.)
       10.3C Transitional Compensation Agreement dated June 1, 1996 between AMCORE Financial, Inc. and Charles E. Gagnier.
               (Incorporated by reference to Exhibit 10.3C of AMCORE's
               Quarterly Report on Form 10-Q for the quarter ended June 30,
               1996.)

       10.3D   Transitional Compensation Agreement dated June 1, 1996
               between AMCORE Financial, Inc. and the following
               individuals: William J. Hippensteel, Alan W. Kennebeck and
               James F. Warsaw. (Incorporated by reference to Exhibit 10.3D of AMCORE's Quarterly Report on Form 10-Q for the quarter
               ended June 30, 1996.)
       10.3E   Transitional Compensation Agreement dated May 21, 1997
               between AMCORE Financial, Inc. and Kenneth E. Edge.
               (Incorporated by reference to Exhibit 10.3E of AMCORE's
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1997.)
       10.3F   Transitional compensation Agreement dated May 21, 1997
               between AMCORE Financial, Inc. and Charlie A. Zanck.
               (Incorporated by reference to Exhibit 10.3F of AMCORE's
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1997.)
       10.4    Commercial Paper Placement Agreement dated November 10, 1995 with M&I Marshall and Ilsley Bank (Incorporated by reference to Exhibit 10.6 to AMCORE's Annual Report on Form 10-K for
               the year ended December 31, 1995).
       10.5A   Executive Insurance Agreement dated March 1, 1996 between
               AFI and the following executives: Robert J. Meuleman and
               James S. Waddell (Incorporated by reference to Exhibit 10.6 of AMCORE's Quarterly Report on Form 10-Q for the quarter
               ended March 31, 1996).
       10.5B   Executive Insurance Agreement dated May 21, 1997 between AFI and Kenneth E. Edge. (Incorporated by reference to Exhibit
               10.5B of AMCORE's Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1997.)
       10.6    Indenture, dated as of March 25, 1997, between the Company and The First National Bank of Chicago (incorporated herein by reference to Exhibit 4.1 of the Company's registration
               statement on Form S-4, Registration No. 333-25375).
       10.7    Form of New Guarantee between the Company and The First
               National Bank of Chicago (incorporated herein by reference to Exhibit 4.7 of the Company's registration statement on
               Form S-4, Registration No. 333-25375).
       10.8    First Amendment to Loan Agreement with M & I Marshall and
               Ilsley Bank dated November 9, 1996. (Incorporated by
               reference to Exhibit 10.8 of AMCORE's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 1997.)
       10.9    Second Amendment to Loan Agreement with M & I Marshall and
               Ilsley Bank dated September 29, 1997. (Incorporated by
               reference to Exhibit 10.9 of AMCORE's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 1997.)
       13      1997 Summary Annual Report to Stockholders.
       21      Subsidiaries of the Registrant
       22      Proxy Statement and Notice of 1998 Annual Meeting
       24      Powers of Attorney
       27      Financial Data Schedule

     (b) One report on Form 8-K was filed with the Commission and dated March 4, 1998 announcing the acquisition of Investors Management Group, Ltd. (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on March 4, 1998.)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rockford, State of Illinois, on this 26th day of March 1998.

                                                         AMCORE FINANCIAL, INC.

                                          By:               John
                                                           Hecht

                                            ------------------------------------
                                            John R. Hecht
                                            Executive Vice President and Chief
                                              Financial Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below on the 26th day of March, 1998 by the following persons on behalf of the Registrant in the capacities indicated.

                        NAME                                                   TITLE
                        ----                                                   -----

                   Robert Meuleman
-----------------------------------------------------      President and Chief Executive Officer
                 Robert J. Meuleman                          (principal executive officer)

                     John Hecht
-----------------------------------------------------      Executive Vice President and Chief Financial
                    John R. Hecht                            Officer
                                                             (principal financial officer and principal
                                                             accounting officer)

Directors: Milton R. Brown, Carl J. Dargene, Richard C. Dell, Robert A. Doyle,
           Lawrence E. Gloyd, John A. Halbrook, Frederick D. Hay, William R. McManaman, Robert J. Meuleman, Ted Ross, Robert J. Smuland, Jack D. Ward and Gary L. Watson

                   Robert Meuleman
-----------------------------------------------------
                 Robert J. Meuleman*

                     JOHN HECHT
-----------------------------------------------------
                   John R. Hecht*

------------
* Attorney in Fact*