Form 10-Q
period 1998-03-31
AMCORE FINANCIAL INC
filed 1998-05-15
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998


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

Yes [X]    No [ ]

The number of shares outstanding of the registrant's Common stock, par value $.22 per share, at April 30, 1998 was 29,045,799 shares.





Index of Exhibits on Page 20                                            Page 1

                            AMCORE FINANCIAL, INC.

                         Form 10-Q Table of Contents


PART I                                                             Page Number
------                                                             -----------

ITEM 1  Financial Statements

        Consolidated Balance Sheets as of March 31, 1998 and
         December 31, 1997  . . . . . . . . . . . . . . . . . . . . . . .    3

        Consolidated Statements of Income for the Three
         Months Ended March 31, 1998 and 1997 . . . . . . . . . . . . . .    4

        Consolidated Statements of Stockholders' Equity as of
         March 31, 1998 and December 31, 1997 . . . . . . . . . . . . . .    5

        Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 1998 and 1997 . . . . . . . . . . . . . .    6

        Notes to Consolidated Financial Statements  . . . . . . . . . . .    7

ITEM 2  Management's Discussion and Analysis of Financial Condition and
         Results of Operations  . . . . . . . . . . . . . . . . . . . . .   10

PART II

ITEM 4  Submission of Matters to a Vote of Security Holders  . . .. . . .   20

ITEM 6  Exhibits and Reports on Form 10-Q . . . . . . . . . . . . . . . .   20



Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23

AMCORE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                                      MARCH 31,     DECEMBER 31,
(in thousands, except per share data)                                                                   1998            1997
================================================================================================================================
   ASSETS     Cash and cash equivalents..........................................................      $  123,414      $  105,218
              Interest earning deposits in banks.................................................           2,047           2,206
              Federal funds sold and other short-term investments................................           2,833             633
              Loans held for sale................................................................          37,698          29,869
              Securities available for sale......................................................       1,569,255       1,441,593
              Securities held to maturity (fair value of $ 15,838 in 1998; $ 15,611 in 1997).....          15,634          15,423
                                                                                                 ---------------------------------
                   Total securities .............................................................      $1,584,889      $1,457,016
              Loans and leases, net of unearned income...........................................       2,161,510       1,962,674
              Allowance for loan and lease losses................................................         (23,745)        (19,908)
                                                                                                 ---------------------------------
                   Net loans and leases..........................................................      $2,137,765      $1,942,766
              Premises and equipment, net .......................................................          58,163          54,774
              Intangible assets, net.............................................................          19,378          12,168
              Other real estate owned............................................................           1,655           1,668
              Other assets.......................................................................          63,921          61,372
                                                                                                 ---------------------------------
                   TOTAL ASSETS..................................................................      $4,031,763      $3,667,690
                                                                                                 =================================


LIABILITIES   LIABILITIES
    AND       Deposits:
STOCKHOLDERS'   Demand deposits..................................................................        $993,686        $915,954
   EQUITY       Savings deposits.................................................................         194,713         170,882
                Other time deposits..............................................................       1,546,212       1,440,207
                                                                                                 ---------------------------------
                   Total deposits................................................................      $2,734,611      $2,527,043
              Short-term borrowings..............................................................         662,300         647,509
              Long-term borrowings ..............................................................         263,494         159,125
              Other liabilities..................................................................          56,909          46,537
                                                                                                 ---------------------------------
                   TOTAL LIABILITIES.............................................................      $3,717,314      $3,380,214
                                                                                                 ---------------------------------


              STOCKHOLDERS' EQUITY
              Preferred stock, $1 par value:  authorized 10,000,000 shares; issued none..........      $        -      $        -
              Common stock, $.22 par value:  authorized 45,000,000 shares;
                                                                March 31,      December 31,
                                                                   1998           1997
                                                                   ----           ----
                                     Issued                     29,593,495     27,681,138
                                     Outstanding                29,043,171     26,922,604                   6,572           6,152
              Additional paid-in capital.........................................................          77,628          73,262
              Retained earnings .................................................................         226,157         206,235
              Deferred compensation non-employee directors.......................................          (1,520)         (1,478)
              Treasury stock ....................................................................          (2,858)         (5,069)
              Net unrealized gain (loss) on securities available for sale, net of taxes..........           8,470           8,374
                                                                                                 ---------------------------------
                   TOTAL STOCKHOLDERS' EQUITY....................................................      $  314,449      $  287,476
                                                                                                 ---------------------------------
                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................      $4,031,763      $3,667,690
                                                                                                 =================================

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                              FOR THE THREE MONTHS
                                                                                                 ENDED MARCH 31,
(in thousands, except per share data)                                                           1998        1997
==================================================================================================================
  INTEREST      Interest and fees on loans and leases..................................       $42,989     $39,097
   INCOME       Interest on securities:
                  Taxable..............................................................        20,133      17,620
                  Tax-exempt...........................................................         4,308       3,858
                                                                                        --------------------------
                     TOTAL INCOME FROM SECURITIES......................................       $24,441     $21,478
                                                                                        --------------------------

                Interest on federal funds sold and other short-term investments........       $   104     $   189
                Interest and fees on loans held for sale...............................           751         261
                Interest on deposits in banks..........................................            30          10
                                                                                        --------------------------
                     TOTAL INTEREST INCOME.............................................       $68,315     $61,035
                                                                                        --------------------------

  INTEREST      Interest on deposits...................................................       $27,100     $23,557
  EXPENSE       Interest on short-term borrowings......................................         9,092       8,586
                Interest on long-term borrowings.......................................         3,170       1,783
                                                                                        --------------------------
                     TOTAL INTEREST EXPENSE............................................       $39,362     $33,926
                                                                                        --------------------------

                     NET INTEREST INCOME...............................................       $28,953     $27,109
                Provision for loan and lease losses....................................         2,145       1,915
                                                                                        --------------------------
                     NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES.....       $26,808     $25,194
                                                                                        --------------------------

                Trust and asset management income......................................       $ 5,261     $ 3,858
NON-INTEREST    Service charges on deposits............................................         1,864       1,912
   INCOME       Mortgage revenues......................................................         2,759         666
                Insurance revenues.....................................................           455         420
                Other..................................................................         2,058       4,444
                                                                                        --------------------------
                     NON-INTEREST INCOME, EXCLUDING NET REALIZED SECURITY GAINS........       $12,397     $11,300
                Net realized security gains............................................           542         860
                                                                                        --------------------------
                     TOTAL NON-INTEREST INCOME.........................................       $12,939     $12,160

                Compensation expense...................................................       $12,555     $11,781
 OPERATING      Employee benefits......................................................         3,544       3,550
  EXPENSES      Net occupancy expense..................................................         1,713       1,688
                Equipment expense......................................................         2,146       2,048
                Professional fees......................................................         2,679       1,057
                Advertising and business development...................................           882         672
                Amortization of intangible assets......................................           586         550
                Other..................................................................         7,801       4,620
                                                                                        --------------------------
                     TOTAL OPERATING EXPENSES..........................................       $31,906     $25,966
                                                                                        --------------------------

                INCOME BEFORE INCOME TAXES.............................................       $ 7,841     $11,388
                Income taxes...........................................................         1,742       3,149
                                                                                        --------------------------
                     NET INCOME........................................................       $ 6,099     $ 8,239
                                                                                        --------------------------

                BASIC EARNINGS PER COMMON SHARE........................................       $  0.23     $  0.31
                DILUTED EARNINGS PER COMMON SHARE......................................          0.22        0.30
                DIVIDENDS PER COMMON SHARE.............................................          0.12        0.10
                AVERAGE COMMON SHARES OUTSTANDING......................................        27,099      26,791
                AVERAGE DILUTED SHARES OUTSTANDING.....................................        27,533      27,293


See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                  Deferred
                                                                                        Additional              Compensation
                                                                              Common     Paid-in     Retained   Non-Employee
(in thousands, except share data)                                              Stock     Capital     Earnings    Directors
                                                                             --------------------------------------------------
Balance at December 31, 1996................................................  $6,134     $68,047     $191,485     $(1,382)
                                                                             --------------------------------------------------

 Comprehensive Income.......................................................
    Net Income..............................................................       -           -       28,664           -
    Net change in unrealized gains (losses) on securities available
     for sale, net of tax...................................................       -           -            -           -
                                                                             --------------------------------------------------
 Comprehensive Income.......................................................       -           -       28,664           -
                                                                             --------------------------------------------------

 Cash dividends on common stock-$.45 per share..............................       -           -      (12,130)          -
 Purchase of AMCORE Bank Belleville minority interest.......................       -       1,768       (1,784)
 Purchase of 53,000 shares for the treasury.................................       -           -            -           -
 Three-for-two stock split fractional share payments .......................       -         (18)           -           -
 Reissuance of 18,486 treasury shares for Non-Employee
  Directors stock plan......................................................       -         244            -        (356)
 Issuance of 16,377 common shares for directors stock plan..................       4         106            -        (110)
 Deferred compensation expense..............................................       -           -            -         370
 Reissuance of 264,600 treasury shares under incentive stock
  option plans .............................................................       -       2,678            -           -
 Reissuance of 2,457 treasury shares for employee incentive plans...........       -          21            -           -
 Issuance of 63,743 common shares for employee incentive plan...............      14         416            -           -
                                                                             --------------------------------------------------
Balance at December 31, 1997................................................  $6,152     $73,262     $206,235     $(1,478)
                                                                             --------------------------------------------------

 Comprehensive Income.......................................................
    Net Income..............................................................       -           -        6,099           -
    Net change in unrealized gains (losses) on securities available
     for sale, net of tax...................................................       -           -            -           -
                                                                             --------------------------------------------------
 Comprehensive Income.......................................................       -           -        6,099           -
                                                                             --------------------------------------------------

 Cash dividends on common stock-$.12 per share..............................       -           -       (3,251)          -
 Purchase of 190,000 shares for the treasury................................       -           -            -           -
 Reissuance of 6,934 treasury shares for Non-Employee
  Directors stock plan......................................................       -         139            -        (175)
 Deferred compensation expense..............................................       -           -            -         133
 Reissuance of 121,137 treasury shares under incentive stock
  option plans .............................................................       -       1,233            -           -
 Insuance of 1,912,357 common shares for Midwest Federal Financial Corp.....     420       2,314       17,074           -
 Insuance of 270,139 treasury shares for Investors Management Group Ltd.....       -         680            -           -
                                                                             --------------------------------------------------
Balance at March 31, 1998...................................................  $6,572     $77,628     $226,157     $(1,520)
                                                                             ==================================================

                                                                                          Accumulated
                                                                                             Other           Total
                                                                              Treasury   Comprehensive   Stockholders'
                                                                                Stock       Income          Equity
                                                                             ------------------------------------------
Balance at December 31, 1996................................................  $(4,908)     $(1,956)        $257,420
                                                                             ------------------------------------------

 Comprehensive Income.......................................................
    Net Income..............................................................        -            -           28,664
    Net change in unrealized gains (losses) on securities available
     for sale, net of tax...................................................        -       10,330           10,330
                                                                             ------------------------------------------
 Comprehensive Income.......................................................        -       10,330           38,994
                                                                             ------------------------------------------

 Cash dividends on common stock-$.45 per share..............................        -            -          (12,130)
 Purchase of AMCORE Bank Belleville minority interest.......................                                    (16)
 Purchase of 53,000 shares for the treasury.................................   (1,327)           -           (1,327)
 Three-for-two stock split fractional share payments .......................        -            -              (18)
 Reissuance of 18,486 treasury shares for Non-Employee
  Directors stock plan......................................................      112            -                -
 Issuance of 16,377 common shares for directors stock plan..................        -            -                -
 Deferred compensation expense..............................................        -            -              370
 Reissuance of 264,600 treasury shares under incentive stock
  option plans .............................................................    1,035            -            3,713
 Reissuance of 2,457 treasury shares for employee incentive plans...........       19            -               40
 Issuance of 63,743 common shares for employee incentive plan...............        -            -              430
                                                                             ------------------------------------------
Balance at December 31, 1997................................................  $(5,069)     $ 8,374         $287,476
                                                                             ------------------------------------------

 Comprehensive Income.......................................................
    Net Income..............................................................        -            -            6,099
    Net change in unrealized gains (losses) on securities available
     for sale, net of tax...................................................        -          (82)             (82)
                                                                             ------------------------------------------
 Comprehensive Income.......................................................        -          (82)           6,017
                                                                             ------------------------------------------

 Cash dividends on common stock-$.12 per share..............................        -            -           (3,251)
 Purchase of 190,000 shares for the treasury................................   (4,758)           -           (4,758)
 Reissuance of 6,934 treasury shares for Non-Employee
  Directors stock plan......................................................       36            -                -
 Deferred compensation expense..............................................        -            -              133
 Reissuance of 121,137 treasury shares under incentive stock
  option plans .............................................................      691            -            1,924
 Insuance of 1,912,357 common shares for Midwest Federal Financial Corp.....        -          178           19,986
 Insuance of 270,139 treasury shares for Investors Management Group Ltd.....    6,242            -            6,922
                                                                             ------------------------------------------
Balance at March 31, 1998...................................................  $(2,858)     $ 8,470         $314,449
                                                                             ==========================================

(1) Net unrealized gain (loss) on Securities available for sale, net of taxes.

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
(in thousands)                                                                                1998             1997
======================================================================================================================
  CASH FLOWS     Net income...........................................................     $   6,099        $   8,239
     FROM        Adjustments to reconcile net income to net
  OPERATING        cash provided by operating activities:
  ACTIVITIES          Depreciation and amortization of premises and equipment.........         1,763            1,608
                      Amortization and accretion of securities, net...................         1,673              557
                      Provision for loan and lease losses.............................         2,145            1,915
                      Amortization of intangible assets...............................           586              550
                      Net gain on sale of securities available for sale...............          (542)            (860)
                      Deferred income taxes...........................................         1,288           (1,135)
                      Originations of loans held for sale.............................      (104,805)         (37,241)
                      Proceeds from sales of loans held for sale......................        98,833           38,195
                      Other, net......................................................         9,086           (2,623)
                                                                                      --------------------------------
                         NET CASH PROVIDED BY OPERATING ACTIVITIES....................     $  16,126        $   9,205
                                                                                      --------------------------------

  CASH FLOWS     Proceeds from maturities of securities available for sale............     $  83,551        $  46,557
     FROM        Proceeds from maturities of securities held to maturity..............           700            2,678
  INVESTING      Proceeds from sales of securities available for sale.................        92,809           62,083
  ACTIVITIES     Purchase of securities held to maturity..............................             -          (12,609)
                 Purchase of securities available for sale............................      (280,731)        (137,030)
                 Net (increase) decrease in federal funds sold
                    and other short-term investments..................................        (2,200)           6,880
                 Proceeds from the sale of credit card receivables....................             -           15,457
                 Proceeds from the sale of consumer finance loans and leases..........         1,573              663
                 Net decrease in interest earning deposits in banks...................           164              350
                 Loans made to customers and principal collection of loans, net.......       (29,522)         (11,982)
                 Premises and equipment expenditures, net.............................          (978)          (1,265)
                 Proceeds from the sale of other real estate..........................           429              193
                 Net cash and cash equivalents acquired through acquisitions..........         5,763                -
                                                                                      --------------------------------
                         NET CASH REQUIRED FOR INVESTING ACTIVITIES...................     $(128,442)       $ (28,025)
                                                                                      --------------------------------

  CASH FLOWS     Net increase (decrease) in demand deposits and savings accounts......     $  27,417        $  (5,652)
     FROM        Net increase (decrease) in time deposits.............................        16,550           (4,055)
  FINANCING      Net increase in short-term borrowings................................        13,291            7,735
  ACTIVITIES     Proceeds from long-term borrowings...................................        79,800           44,000
                 Payment of long-term borrowings......................................          (461)         (14,269)
                 Dividends paid.......................................................        (3,251)          (2,771)
                 Issuance of common stock for employee incentive plans................             -              430
                 Issuance of treasury stock for employee incentive plans..............         1,924              840
                 Purchase of treasury stock...........................................        (4,758)               -
                                                                                      --------------------------------
                         NET CASH PROVIDED BY FINANCING ACTIVITIES....................     $ 130,512        $  26,258
                                                                                      --------------------------------
                 Net change in cash and cash equivalents..............................     $  18,196        $   7,438
                 Cash and cash equivalents:
                   Beginning of year..................................................       105,218          105,347
                                                                                      --------------------------------
                   End of period......................................................     $ 123,414        $ 112,785
                                                                                      ================================

 SUPPLEMENTAL    Cash payments for:
DISCLOSURES OF     Interest paid to depositors........................................     $  26,781        $  23,853
  CASH FLOW        Interest paid on borrowings........................................        12,054            9,925
 INFORMATION       Income taxes paid..................................................           951            2,334

   NON-CASH      Other real estate acquired in settlement of loans....................           248              306
  ACTIVITIES     Common stock issued for Midwest Federal Financial Corp...............        19,986                -
                 Treasury stock issued for Investors Management Group, Ltd............         6,922                -


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

The consolidated financial statements and the financial information have not been restated to reflect the merger with Midwest Federal Financial Corp. ("Midwest") on March 27, 1998, which was accounted for using the pooling of interests method. Prior period restatement is not required for Midwest because of its size relative to AMCORE. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the "Company") for the year ended December 31, 1997.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is based on dividing net income by the weighted average number of shares of common stock outstanding of 27,099,000 and 26,791,000 for the three months ended March 31 1998 and 1997, respectively. Diluted earnings per share reflects the potential dilution that could occur if stock options granted pursuant to incentive stock plans were exercised or converted into common stock that then shared in the earnings of the Company. The weighted average diluted shares outstanding were 27,533,000 and 27,293,000 for the three months ended March 31, 1998 and 1997, respectively. Earnings per share amounts have been restated to give effect to the 1997 mergers accounted for as a pooling of interests requiring restatement, and the three-for-two stock split on September 17, 1997.

NOTE 3 - SECURITIES


A summary of securities at March 31, 1998 and December 31, 1997 were as follows:

                                                                    Gross             Gross
                                               Amortized          Unrealized        Unrealized        Fair
                                                  Cost              Gains             Losses          Value
                                              ----------------------------------------------------------------
                                                                     (in thousands)
At March 31, 1998
 Securities Available for Sale:
   U.S. Treasury                               $   91,026          $   706           $   (34)      $   91,698
   U.S. Government agencies                       243,463              630              (759)         243,334
   Agency mortgage-backed securities              734,786            6,939            (2,321)         739,404
   State and political subdivisions               327,666            9,712              (345)         337,033
   Corporate obligations and other                158,237              498              (949)         157,786
                                              ----------------------------------------------------------------
      Total Securities Available for Sale      $1,555,178          $18,485           $(4,408)      $1,569,255
                                              ================================================================


 Securities Held to Maturity:
   U.S. Treasury                               $    1,554          $     5           $     -       $    1,559
   U.S. Government agencies                            27                -                 -               27
   State and political subdivisions                14,052              217               (18)          14,251
   Corporate obligations and other                      1               -                   -               1
                                              ----------------------------------------------------------------
      Total Securities Held to Maturity        $   15,634          $   222           $   (18)      $   15,838
                                              ----------------------------------------------------------------
                Total Securities               $1,570,812          $18,707           $(4,426)      $1,585,093
                                              ================================================================

At December 31, 1997
 Securities Available for Sale:
   U.S. Treasury                               $  104,132          $   836           $   (84)      $  104,884
   U.S. Government agencies                       267,696              938              (833)         267,801
   Agency mortgage-backed securities              586,285            5,651            (1,948)         589,988
   State and political subdivisions               316,028           10,069              (189)         325,908
   Corporate obligations and other                153,501              458              (947)         153,012
                                              ----------------------------------------------------------------
      Total Securities Available for Sale      $1,427,642          $17,952           $(4,001)      $1,441,593
                                              ================================================================

 Securities Held to Maturity:
   U.S. Treasury                               $    1,554          $     7           $     -       $    1,561
   State and political subdivisions                13,866              207               (26)          14,047
   Corporate obligations and other                      3                -                 -                3
                                              ----------------------------------------------------------------
      Total Securities Held to Maturity        $   15,423          $   214           $   (26)      $   15,611
                                              ----------------------------------------------------------------
                Total Securities               $1,443,065          $18,166           $(4,027)      $1,457,204
                                              ================================================================

NOTE 4 -  LONG-TERM BORROWINGS

On March 25, 1997, the Company issued $40 million of capital securities through AMCORE Capital Trust I ("Trust"), a statutory business trust. All of the common securities of the Trust are owned by the Company. The capital securities pay cumulative cash distributions semiannually at an annual rate of 9.35%. The securities are redeemable from March 25, 2007 until March 25, 2017 at a declining rate of 104.6750% to 100.0% of the principal amount. After March 25, 2017, they are redeemable at par until June 15, 2027 when redemption is mandatory. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. The proceeds of the capital securities were invested by the Trust in junior subordinated debentures which represents all of the assets of the Trust. The Company fully and unconditionally guarantees the capital securities through the combined operation of the debentures and other related documents. The Company's obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Company.

Several of the Company's subsidiary banks borrow from the Federal Home Loan Bank (FHLB) in connection with the purchase of mortgage-backed securities for the investment leveraging program. The current balance of these borrowings is $257,579,000 with an average maturity of 6.0 years, and a weighted average borrowing rate of 5.39%.

Other long-term borrowings include a non-interest bearing note requiring annual payments of $444,000 through 2002. The note was discounted at an interest rate of 8.0%


Scheduled reductions of long-term borrowings are as follows:
====================================================================================
(in thousands)                                                              Total
------------------------------------------------------------------------------------
1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 35,161
1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        28,969
2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        35,598
2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           498
2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        65,763
Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        33,105
------------------------------------------------------------------------------------
     SUB-TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . .      $299,094
Less current portion of FHLB borrowings  . . . . . . . . . . . . . .       (35,600)
------------------------------------------------------------------------------------
     TOTAL LONG-TERM BORROWINGS  . . . . . . . . . . . . . . . . . .      $263,494
====================================================================================


                            AMCORE FINANCIAL, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's discussion and analysis focuses on the significant factors which affected AMCORE Financial, Inc. and subsidiaries ("AMCORE") Consolidated Balance Sheet as of March 31, 1998 as compared to December 31, 1997 and the results of operations for the three months ended March 31, 1998 as compared to the same period in 1997. This discussion is intended to be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

This review contains certain forward-looking statements within the meaning of the private securities litigation reform act of 1995 with respect to the results of operations and businesses of AMCORE. Contemplated or projected, forecasted or estimated results in such forward-looking statements involve certain risks and uncertainties including, among others, the following possibilities: (I) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new and existing competitors; (II) adverse state and federal legislation and regulation; (III) failure to obtain new customers and retain existing customers; (IV) inability to carry out marketing and/or expansion plans; (V) loss of key executives; (VI) changes in interest rates including effect of prepayment; (VII) general economic and business conditions which are less favorable than expected; (VIII) unanticipated changes in industry trends; (IX) changes in Federal Reserve Board monetary policies; (X) inability to realize cost savings anticipated with mergers or data processing outsourcing; and (XI) higher than expected costs or other difficulties associated with merger integration or data processing conversion.

OVERVIEW OF OPERATIONS

AMCORE's net income for the three months ended March 31, 1998 was $6.1 million, a decline of $2.1 million from the $8.2 million reported in the 1997 comparable period. The decline was caused by a $3.3 million after-tax merger-related charge. Excluding this charge, first quarter net income would have been $9.4 million, an increase of 14.2%. Diluted earnings per share were $0.22 for the three months ended March 31, 1998. Excluding the charge, the first quarter diluted earnings per share would have been $0.34, an increase of $0.04 from the $0.30 reported during the same period in 1997. AMCORE's return on average equity, excluding the charge, increased to 13.09% in 1998 when compared to the 12.90% recorded in the first quarter of 1997. The return on average assets also increased to 1.03% in 1998 versus 1.00% in 1997.

The primary factors contributing to the improved operating earnings performance included increases in net interest income resulting from double digit earning asset growth and non-interest income mainly from trust and asset management and mortgage revenues.

On January 28, 1998 AMCORE completed the sale of the satellite dish receivables (approximately $14.0 million) which were transferred to held for sale at year-end 1997.

On February 17, 1998, AMCORE completed its merger with Investors Management Group, LTD ("IMG") of Des Moines, Iowa. AMCORE issued 270,139 shares at closing with additional shares to be issued contingent upon IMG's future performance. IMG is Iowa's largest independent asset management firm with more than $1.6 billion of assets under management. IMG's expertise in fixed income securities will complement AMCORE's equity management skills, including the award winning Vintage family of mutual funds to bring total assets under management to over $3.7 billion. The transaction was accounted for using the purchase method of accounting.

On March 27, 1998, AMCORE completed its acquisition of Midwest Federal Financial Corp. ("Midwest") of Baraboo, Wisconsin. AMCORE issued 1,912,357 shares of common stock to the Midwest shareholders to effect the merger. Midwest has approximately $211 million of assets and nine locations. The transaction was accounted for as a pooling of interests, however, the size of the transaction does not require restatement of prior period amounts.

AMCORE continues to be "well capitalized" as defined by regulatory guidelines. At March 31, 1998, the company's total capital to risk weighted assets was 14.02%.

EARNINGS ANALYSIS

The analysis below discusses by major components the changes in net income when comparing the three months ended March 31, 1998 and 1997.

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

                                            Quarter Ended           Quarter Ended
                                           March 31, 1998          March 31, 1997
                                           --------------          --------------
Interest Income Book Basis                    $ 68,315                $ 61,035
Taxable Equivalent Adjustment                    2,458                   2,187
                                              --------                --------

Interest Income Taxable
         Equivalent Basis                       70,773                  63,222
         Interest Expense                       39,362                  33,926
                                              --------                --------

Net Interest Income Taxable
         Equivalent Basis                     $ 31,411                $ 29,296
                                              ========                ========

Net interest income on a fully taxable equivalent basis increased $2.1 million or 7.2% during the first quarter of 1998 over the same period in 1997. The improvement in net interest income results mainly from a 10.7% increase in average earning assets which was partially offset by a narrowing of the interest rate spread.

The growth in average earning assets can be attributed to strong loan growth and increased levels of investment securities related to the investment leveraging program. Average loans increased $175.7 million or 9.8% when comparing the first quarters of 1998 and 1997. The investment leveraging program, which is designed to better utilize capital, increased approximately $141.8 million on average. This program contributed approximately $2.8 million to net interest income during the first quarter of 1998, an increase of $356,000 when compared to the same period in 1997. The program is funded primarily through the use of repurchase agreements and Federal Home Loan Bank borrowings and wholesale deposits. The proceeds of these borrowings are invested principally in mortgage-backed and U.S. government agency securities.

The net interest spread is the difference between the average rates on interest-earning assets and the average rates on interest-bearing liabilities. The interest rate margin represents net interest income divided by average earning assets. These ratios can also be used to analyze net interest income. Since a significant portion of the Company's funding is derived from interest-free sources, primarily demand deposits and stockholders' equity, the effective rate paid for all funding sources is lower than the rate paid on interest-bearing liabilities alone.

As the table below indicates, the interest rate spread decreased 15 basis points to 2.89% in the first quarter of 1998 when compared to the 3.04% during the same period in 1997. The net interest margin was 3.55% during the first quarter of 1998, a decrease of 13 basis points from the comparable period in 1997. The interest rate spread on the investment securities included in the investment leveraging program was 138 and 146 basis points for the quarter ended March 31, 1998 and 1997, respectively. The interest rate spread on all other earning assets was 3.38% and 3.49% during the comparable periods. As a result, the effect of the leveraging program accounted for 3 basis points of the decline in the interest rate spread. The net interest margin was also negatively impacted by the investment leveraging program and represented 22 basis points of the decline in the net interest margin. The core interest margin was 4.20% and 4.27% for the quarter ended March 31, 1998 and 1997, respectively.

                                                             Three Months Ended                        Three Months Ended
                                                               March 31, 1998                            March 31, 1997
                                                   --------------------------------------    --------------------------------------
                                                      Average                    Average        Average                    Average
                                                      Balance       Interest      Rate          Balance       Interest      Rate
                                                   ------------    ----------   ---------    ------------    ----------   ---------
Assets
-------
Interest-Earning Assets:
  Taxable securities                                $1,162,478      $20,133       6.93%       $1,046,123      $17,620       6.75%
  Tax-exempt securities (1)                            328,712        6,628       8.07%          294,380        5,937       8.07%
                                                   --------------------------------------------------------------------------------
    Total Securities (2)                             1,491,190       26,761       7.18%        1,340,503       23,557       7.04%
  Mortgage loans held for sale (3)                      28,552          540       7.57%            9,236          143       6.19%
  Loans (1) (4)                                      1,971,572       43,127       8.77%        1,795,846       39,205       8.76%
  Other earning assets                                  10,209          134       5.25%           16,928          199       4.70%
  Fees on mortgage loans held for sale (3)                   -          211          -                 -          118          -
                                                   ------------    ----------   ---------    ------------    ----------   ---------
       Total Interest-Earning Assets                $3,501,523      $70,773       8.10%       $3,162,513      $63,222       8.02%
Noninterest-Earning Assets:
  Cash and due from banks                               95,337                                    89,367
  Other assets                                         142,206                                   121,825
  Allowance for loan losses                            (20,827)                                  (19,777)
                                                   ------------                               -----------
       Total Assets                                 $3,718,239                                $3,353,928
                                                   ============                               ===========

  Liabilities and Stockholders' Equity
  -----------------------------------------------
  Interest-Bearing Liabilities:
    Interest-bearing demand and savings deposits    $  763,928      $ 5,699       3.03%          706,251      $ 4,502       2.59%
    Time deposits                                    1,457,188       21,401       5.96%        1,319,301       19,055       5.86%
                                                   ------------    ----------   ---------    ------------    ----------   ---------
      Total interest-bearing deposits                2,221,116       27,100       4.95%        2,025,552        23557       4.72%
    Short-term borrowings                              632,941        9,092       5.76%          614,833         8586       5.60%
    Long-term debt                                     204,490        3,170       6.29%          115,666        1,783       6.25%
                                                   ------------    ----------   ---------    ------------    ----------   ---------
    Total Interest-Bearing Liabilities              $3,058,547      $39,362       5.21%        2,756,051      $33,926       4.98%
  Noninterest-Bearing Liabilities:
    Demand deposits                                    316,274                                   296,975
    Other liabilities (3)                               51,918                                    41,898
                                                   ------------                               -----------
       Total Liabilities                            $3,426,739                                $3,094,924
  Stockholders' Equity (3)                             291,500                                   259,004
                                                   ------------                               -----------
       Total Liabilities and
       Stockholders' Equity                         $3,718,239                                $3,353,928
                                                   ============                               ===========

       Net Interest Income                                          $31,411                                   $29,296
                                                                   ==========                                ==========

       Net Interest Spread                                                        2.89%                                     3.04%
                                                                                =========                                 =========

       Interest Rate Margin                                                       3.55%                                     3.68%
                                                                                =========                                 =========

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

                                                                           Three Months Ended
                                                                    March 31, 1998 / March 31, 1997
                                                                             (in thousands)
                                                         ----------------------------------------------------
                                                                                                   Total Net
                                                         Increase (Decrease)   Due to Change In     Increase
                                                           Average Volume        Average Rate      (Decrease)
                                                         ----------------------------------------------------
Interest Income:
     Taxable securities                                        $2,134               $  379           $2,513
     Tax-exempt securities (1)                                    692                   (1)             691
                                                         ----------------------------------------------------
        Total Securities (2)                                    2,826                  378            3,204
     Mortgage loans held for sale                                 359                   38              397
     Loans  (1) (4)                                             3,457                  465            3,922
     Other earning assets                                         (86)                  21              (65)
     Fees on mortgage loans held for sale (3)                      69                   24               93
                                                         ----------------------------------------------------
     Total Interest-Earning Assets                             $6,859               $  692           $7,551
                                                         ----------------------------------------------------

Interest Expense:
     Interest-bearing demand and savings deposits              $  388               $  809           $1,197
     Time deposits                                              2,021                  325            2,346
                                                         ----------------------------------------------------
       Total interest-bearing deposits                          2,381                1,162            3,543
     Short-term Borrowings                                        252                  254              506
     Long-term Debt                                             1,377                   10            1,387
                                                         ----------------------------------------------------
     Total Interest-Bearing Liabilities                        $4,010               $1,426           $5,436
                                                         ----------------------------------------------------

     Net Interest Margin / Net Interest Income (FTE)           $2,849               $ (734)          $2,115
                                                         ====================================================

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

         The change in net interest income due to change in average volume results from a 9.8% increase in average loans and 11.2% growth in average investment securities. The positive effects of these increases were partially offset by the 14.6% increase in average borrowings and 9.7% increase in average interest bearing deposits.

The decrease in net interest income due to changes in average rates resulted as the rate paid on average total interest-bearing liabilities increased 23 basis points in 1998 versus 8 basis points on average earning assets. Average total borrowings, which had a higher cost than other average total interest-bearing liabilities, increased to represent 27.4% of average total interest-bearing liabilities in 1998 versus 26.5% in 1997. Also, a 44 basis point increase in the rate paid on interest bearing demand and savings deposits contributed to the increase in the rate paid on average total interest-bearing liabilities. This increase is related to promotional pricing on the new AMDEX money market account which is attracting CD customers desiring liquidity.

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

The provision for loan and lease losses was $2.1 million during the first quarter of 1998 an increase of $230,000 from the same period in 1997. The increase in provisions relates to a growth in total loans and general strengthening of the allowance for loan and lease losses. The allowance for loan losses as a percent of total loans was 1.10% and 1.01% at March 31, 1998 and December 31, 1997, respectively.

Annualized net charge-offs to average loans were .09% in the first quarter of 1998 and .26% during the same period of 1997. The decrease in net charge-offs relate to the sales of the satellite dish and credit card receivables completed in the first quarter of 1998 and 1997, respectively.

NON-INTEREST INCOME

Total non-interest income was $12.9 million in the first quarter of 1998, an increase of $779,000 or 6.4% from the same period in 1997. The first quarter of 1997 included a $1.9 million gain on the sale of most of the company's credit card receivables and a $742,000 reduction in mortgage revenue resulting from the write down of mortgage servicing rights as required by FAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments in Liabilities" which was effective January 1, 1997. Excluding these two items, non-interest income increased 17.6% over the same period in 1997.

Trust and asset management income increased 36.4% or $1.4 million to total $5.3 million for the first three months of 1998 versus the same period in 1997. The previously mentioned acquisition of IMG accounted for $820,000 of the increase. The remaining $583,000 or 15.1% of the increase is attributable to strong sales efforts and the continued strength in the investment markets. The market value of mutual fund assets increased to $1.1 billion in the

Vintage family of funds, an increase of 55% from March 31, 1997. A portion of the increase reflects the addition of $146 million of IMG funds to the Vintage family.

Mortgage revenues, excluding the previously mentioned charge for the adoption of FAS No. 125 in 1997, increased $1.4 million or 96.0%. The increase relates mainly to a record level of originations of $104 million related to the rise in refinancings caused by the decline in mortgage rates. This trend is expected to continue for at least the next quarter.

Insurance revenues rose 8.3% to $455,000 when compared to the first quarter of 1997. The increase results from an increase in sales of credit life insurance.

Other income decreased $2.4 million due to the previously mentioned $1.9 million gain on the sale of most of the company's credit card receivables in the first quarter of 1997 and the sale of the collection agency at year end 1997. The collection agency had revenues of $625,000 during the first quarter of 1997.

OPERATING EXPENSES

Operating expenses totaled $31.9 million for the first quarter of 1998, an increase of $5.9 million over the first quarter of 1997. The increase is attributable to the $4.5 million pre-tax merger charge previously mentioned. Excluding this charge, operating expenses increased $1.4 million or 5.6%, approximately half of which are attributable to the operations of IMG after acquisition. The efficiency ratio, excluding the merger charge improved by 0.5% to 61.8%. This occurred as revenues growth outpaced expense growth.

Compensation expenses increased $774,000 when compared to the first quarter of 1997 to total $12.6 million for the first quarter of 1998. The increase is attributable to $427,000 of severance and contract payments included in the merger charge. Excluding this charge compensation expenses increased $347,000 or 2.9%. The increase relates primarily to annual merit increases and the IMG acquisition.

Professional fees totaled $2.7 million for the first quarter of 1998, an increase of $1.6 million over the same period as last year. The increase relates to $1.8 million of legal and investment banking fees included in the merger charge.

Other operating expenses were $7.8 million during the quarter ended March 31,1998, an increase of $3.2 million from the same quarter in 1997. The increase includes $1.8 million related to integration and data processing conversion expenses included in the merger charge. The remaining increase of $1.4 million was primarily attributable to $338,000 of additional expenses related to the sale of the satellite dish receivables and a $750,000 increase in mortgage processing expenses including amortization and impairment of mortgage servicing rights.

INCOME TAXES

Income tax expense decreased $1.4 million to $1.7 million for the first quarter of 1998. The decrease is due primarily to the decrease in income before taxes. The effective tax rate for the first quarter of 1998 was 22.2% compared to 27.7% for the same period in 1997.

BALANCE SHEET REVIEW

Total assets were $4.0 billion at March 31, 1998, an increase of $364.1 million or 9.9% from December 31, 1997. The acquisition of Midwest accounted for $211.0 million of the increase. Total loans and total deposits increased $25.3 million and $43.2 million, respectively, from December 31, 1997 excluding the impact of the Midwest acquisition. Total investments and total borrowings increased $102.9 million and $92.6 million, respectively, from December 31, 1997 excluding the impact of the Midwest acquisition. These increases were related to the replacement of securities sold in the fourth quarter of 1997.

ASSET QUALITY REVIEW

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses was $23.7 million at March 31,1998, an increase of $3.8 million from December 31, 1997. This includes $2.1 million acquired with Midwest. The allowance represented 1.10% of total loans and 124.1% of non-performing loans at March 31, 1998. The comparable ratios were 1.01% and 100.2% at December 31, 1997.

Net charge-offs were $454,000 during the first quarter of 1998 versus $1.2 million for the same quarter of 1997. The decrease relates primarily to charge-offs of satellite receivables at the consumer finance subsidiary in 1997.

An analysis of the allowance for loan losses as of March 31, 1998 and 1997 is presented below:

                                                For the Three Months Ended
                                                --------------------------
                                           March 31, 1998        March 31, 1997
                                           --------------        --------------
Balance at beginning of period                    $19,908               $19,295
Charge Offs:
      Commercial loans & leases                       160                   113
      Real estate loans                                17                    67
      Installment loans                               641                 1,103
      Credit card loans                                91                   202
                                                  --------              --------
                                                      909                 1,485
Recoveries:
      Commercial loans & leases                       249                   140
      Real estate loans                                10                     8
      Installment loans                               180                   165
      Credit card loans                                16                    22
                                                  --------              --------
                                                      455                   335
Net Charge-Offs                                       454                 1,150
Provision charged to expense                        2,145                 1,915
Allowance acquired through merger                   2,146
                                                  --------              --------
Balance at end of period                          $23,745               $20,060
                                                  ========              ========
Ratio of net-charge-offs during the
period to average loans outstanding
during the period (1)                                0.09%                 0.26%
                                                  ========              ========

(1) On an annualized basis

NON-PERFORMING ASSETS

Non-performing assets decreased $743,000 from December 31, 1997 to $20.8 million at March 31, 1998. Non-performing assets as of March 31, 1998 and December 31, 1997 are presented below.

                                                     March 31,       December 31,
                                                        1998             1997
                                                        ----             ----
Non-accrual loans and leases                          $19,138          $19,491
Restructured loans and leases                              --              377
                                                      -------          -------
  Total non-performing loans and leases               $19,138          $19,868
                                                      =======          =======
Other real estate owned                                 1,655            1,668
                                                      -------          -------
  Total non-performing assets                         $20,793          $21,536
                                                      =======          =======

Loans 90 days or more past due and still accruing     $ 3,430          $ 3,386


CAPITAL MANAGEMENT

Total stockholder's equity was $314.4 million at March 31, 1998, an increase of $27.0 million from December 31, 1997. This includes $17.4 million acquired with Midwest. The book value per share of AMCORE common stock was $10.83 at March 31, 1998. AMCORE paid a $.12 per share dividend during the first quarter of 1998.

AMCORE is considered "well capitalized" based on regulatory guidelines. AMCORE's leverage ratio was 8.81% at March 31, 1998. AMCORE's ratio of Tier I capital at 13.07% and total risk based capital of 14.02% significantly exceed the regulatory minimums as indicated in the table below.

                                               March 31, 1998              March 31, 1997
                                               --------------              --------------

                                            Amount         Ratio        Amount        Ratio
                                            ------         -----        ------        -----
                                                          (Dollars in thousands)

Tier I Capital                            $  325,869       13.07%     $  292,744      14.29%
Tier I Capital Minimum                        99,751        4.00%         81,944       4.00%
                                          ----------       ------     ----------      ------
Amount in Excess of Minimum               $  226,118        9.07%     $  210,800      10.29%
                                          ==========       ======     ==========      ======
Total Capital                             $  349,614       14.02%     $  312,713      15.26%
Total Capital Minimum                        199,502        8.00%        163,939       8.00%
                                          ----------       ------     ----------      ------
Amount in Excess of Minimum               $  150,112        6.02%     $  148,774       7.26%
                                          ==========       ======     ==========      ======
Risk adjusted assets                      $2,493,777                  $2,049,246
                                          ==========                  ==========

ITEM 4.  Submission of Matters to a Vote of Security Holders

(a) AMCORE Financial, Inc. 1998 Annual Meeting of Stockholders was held on May 5, 1998.

(b) Proxies were solicited by AMCORE Financial, Inc. management for the purpose of electing four Class III directors whose term will expire in 2001. The following individuals were elected as Class III directors:

             Name                      Votes For          Votes Withheld
             ----                      ---------          --------------

             Ted Ross                  22,217,887             58,567
             Robert J. Smuland         22,214,323             62,131
             Jack D. Ward              22,215,267             61,187
             Gary L. Watson            22,204,185             72,269

(c) Proxies were solicited by AMCORE Financial, Inc. management to ratify the appointment of McGladrey & Pullen, LLP as independent auditors. The appointment of McGladrey & Pullen, LLP was ratified, via 22,134,668 votes for, 34,008 votes against and 107,778 votes abstaining the ratification of the appointment.

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



      22 1998 Notice of Annual Meeting of Stockholders and Proxy Statement (Incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

      27   Financial Data Schedule

      99   Additional exhibits - Press release dated April 23, 1998.

     (b) One report on Form 8-K was filed with the Commission on March 4, 1998 announcing the consummation of the acquisition of Investors Management Group on February 17, 1998 (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on March 4, 1998).

           One report on Form 8-K was filed with the Commission on April 10, 1998 announcing the consummation of the merger with Midwest Federal Financial Corp. on March 27, 1998. (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on April 10, 1998).

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  AMCORE Financial, Inc.

                                  (Registrant)



Date: May 15, 1998


                                  By: /s/ John R. Hecht
                                      ----------------------------------------
                                      John R. Hecht
                                      Executive Vice President and Chief
                                      Financial Officer (Duly authorized
                                      officer of the registrant and principal
                                      financial officer)