Form 10-K/A
period 1997-12-31
AMCORE FINANCIAL INC
filed 1998-06-30
CIK 714756

==============================================================================


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
  X   Yes        No
-----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                -----

As of March 16, 1998, 27,130,467 shares of common stock were outstanding and the aggregate market value of the shares based upon the average of the bid and asked price held by non-affiliates was approximately $705,392,000.





==============================================================================

                            AMCORE FINANCIAL, INC


    The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended DECEMBER 31, 1997 as set forth on the pages attached hereto:

     PART II.   ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     PART IV.   ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                               REPORTS ON FORM 8-K


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                AMCORE FINANCIAL, INC.





                                                /s/ John R. Hecht
                                                ------------------------------
                                                John R. Hecht
                                                Executive Vice President and
                                                Chief Financial Officer

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Pursuant to General Instruction F to Form 10-K and Rule 15(d)-21 under the Securities Exchange Act of 1934, the financial statements required by Form 11-K with respect to the AMCORE Financial Security Plan are furnished as part of the AMCORE Financial, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1997. As permitted by the rules with respect to Form 11-K, plan financial statements for the AMCORE Financial Security Plan are furnished in accordance with the financial reporting requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA).


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

LIST OF EXHIBITS
                                                                   Page
                                                                   ----
     Exhibit 23.  Consents of Experts and Counsel           F-15 of Exhibit 99

     Exhibit 99.  Additional Exhibit:

     Pursuant to Rule 15(d)-21 of the Securities Exchange Act of 1934, information, financial statements and exhibits required in Form 11-K with respect to:

                                                                   Page
                                                                   ----
            (1)   AMCORE Financial Security Plan                     4