Form 10-Q
period 1998-06-30
AMCORE FINANCIAL INC
filed 1998-08-14
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998


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

Yes  X    No

The number of shares outstanding of the registrant's Common stock, par value $.22 per share, at July 31, 1998 was 29,019,198 shares.





Index of Exhibits on Page 23                                    Page 1

                            AMCORE FINANCIAL, INC.

                         Form 10-Q Table of Contents


PART I                                                              Page Number
------                                                              -----------

ITEM 1 Financial Statements

       Consolidated Balance Sheets as of June 30, 1998 and
          December 31, 1997. .  .  . . . . . .  . . . . . . . . . . .    3

       Consolidated Statements of Income for the Three and Six
          Months Ended June 30, 1998 and 1997 . . . . . . . . . . . .    4

       Consolidated Statements of Stockholders' Equity as of
          June 30, 1998 and December 31, 1997 . . . . . . . . . . . .    5

       Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 1998 and 1997 . . . . . . . . . . . .    6

       Notes to Consolidated Financial Statements . . . . . . . . . .    7

ITEM 2 Management's Discussion and Analysis of Financial Condition and
          Results of Operations . . . . . . . . . . . . . . . . . . .   10

PART II
-------

ITEM 4 Submission of Matters to a Vote of Security Holders. . . . . .   23

ITEM 6 Exhibits and Reports on Form 10-Q. . . . . . . . . . . . . . .   23



Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                                         June 30,     December 31,
(in thousands, except per share data)                                                                      1998            1997
==================================================================================================================================
   ASSETS     Cash and cash equivalents..........................................................         $138,384        $105,218
              Interest earning deposits in banks.................................................            7,845           2,206
              Federal funds sold and other short-term investments................................            1,600             633
              Loans held for sale................................................................           27,583          29,869
              Securities available for sale......................................................        1,577,583       1,441,593
              Securities held to maturity (fair value of $ 14,351 in 1998; $ 15,611 in 1997).....           14,175          15,423
                                                                                                  --------------------------------
                  Total securities ..............................................................       $1,591,758      $1,457,016
              Loans and leases, net of unearned income...........................................        2,251,823       1,962,674
              Allowance for loan and lease losses................................................          (24,588)        (19,908)
                                                                                                  --------------------------------
                  Net loans and leases...........................................................       $2,227,235      $1,942,766
              Premises and equipment, net .......................................................           58,105          54,774
              Intangible assets, net.............................................................           18,694          12,168
              Other real estate owned............................................................            1,879           1,668
              Other assets.......................................................................           65,688          61,372
                                                                                                  --------------------------------
                  TOTAL ASSETS...................................................................       $4,138,771      $3,667,690
                                                                                                  ================================


LIABILITIES   LIABILITIES
    AND       Deposits:
STOCKHOLDERS'   Demand deposits..................................................................       $1,012,344        $915,954
   EQUITY       Savings deposits.................................................................          191,560         170,882
                Other time deposits..............................................................        1,550,985       1,440,207
                                                                                                  --------------------------------
                  Total deposits.................................................................       $2,754,889      $2,527,043
              Short-term borrowings..............................................................          745,288         647,509
              Long-term borrowings ..............................................................          267,007         159,125
              Other liabilities..................................................................           53,776          46,537
                                                                                                  --------------------------------
                  TOTAL LIABILITIES..............................................................       $3,820,960      $3,380,214
                                                                                                  --------------------------------


              STOCKHOLDERS' EQUITY
              Preferred stock, $1 par value:  authorized 10,000,000 shares; issued none.........        $        -      $        -
              Common stock, $.22 par value:  authorized 45,000,000 shares;
                                                                        June 30,    December 31,
                                                                         1998           1997
                                                                      ----------     ----------
                                               Issued                 29,593,495     27,681,138
                                               Outstanding            29,050,024     26,922,604              6,572           6,152
              Additional paid-in capital.........................................................           77,625          73,262
              Retained earnings .................................................................          233,327         206,235
              Deferred compensation non-employee directors.......................................           (1,786)         (1,478)
              Treasury stock ....................................................................           (2,844)         (5,069)
              Net unrealized gain (loss) on securities available for sale, net of taxes..........            4,917           8,374
                                                                                                  --------------------------------
                   TOTAL STOCKHOLDERS' EQUITY....................................................         $317,811        $287,476
                                                                                                  --------------------------------
                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................       $4,138,771      $3,667,690
                                                                                                  ================================

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                   FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                                       ENDED JUNE 30,            ENDED JUNE 30,
(in thousands, except per share data)                                                 1998        1997         1998         1997
==================================================================================================================================
  INTEREST   Interest and fees on loans and leases..............................     $48,318     $40,505      $91,307      $79,602
   INCOME    Interest on securities:
               Taxable..........................................................      20,678      18,056       40,811       35,675
               Tax-exempt.......................................................       4,458       3,952        8,766        7,811
                                                                                  -----------------------  -----------------------
                  TOTAL INCOME FROM SECURITIES..................................     $25,136     $22,008      $49,577      $43,486
                                                                                  -----------------------  -----------------------

             Interest on federal funds sold and other short-term investments....         $28        $106         $132         $295
             Interest and fees on loans held for sale...........................         923         364        1,674          625
             Interest on deposits in banks......................................         115          21          145           31
                                                                                  -----------------------  -----------------------
                  TOTAL INTEREST INCOME.........................................     $74,520     $63,004     $142,835     $124,039
                                                                                  -----------------------  -----------------------

  INTEREST   Interest on deposits...............................................     $29,385     $24,396      $56,485      $47,953
  EXPENSE    Interest on short-term borrowings..................................       9,867       8,790       18,959       17,376
             Interest on long-term borrowings...................................       4,050       2,337        7,220        4,120
                                                                                  -----------------------  -----------------------
                  TOTAL INTEREST EXPENSE........................................     $43,302     $35,523      $82,664      $69,449
                                                                                  -----------------------  -----------------------

                  NET INTEREST INCOME...........................................     $31,218     $27,481      $60,171      $54,590
             Provision for loan and lease losses................................       1,642       1,936        3,787        3,851
                                                                                  -----------------------  -----------------------
                  NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES.     $29,576     $25,545      $56,384      $50,739
                                                                                  -----------------------  -----------------------

             Trust and asset management income..................................      $5,993      $3,863      $11,254       $7,721
NON-INTEREST Service charges on deposits........................................       2,185       2,019        4,049        3,931
   INCOME    Mortgage revenues..................................................       2,563       1,615        5,322        2,281
             Insurance revenues.................................................         429         380          884          800
             Other..............................................................       2,187       2,544        4,245        6,988
                                                                                  -----------------------  -----------------------
                  NON-INTEREST INCOME, EXCLUDING NET REALIZED SECURITY GAINS....     $13,357     $10,421      $25,754      $21,721
             Net realized security gains........................................         541         154        1,083        1,014
                                                                                  -----------------------  -----------------------
                  TOTAL NON-INTEREST INCOME.....................................     $13,898     $10,575      $26,837      $22,735

             Compensation expense...............................................     $12,848     $12,161      $25,403      $23,942
 OPERATING   Employee benefits..................................................       3,258       3,040        6,802        6,590
  EXPENSES   Net occupancy expense..............................................       1,644       1,930        3,357        3,618
             Equipment expense..................................................       1,978       5,132        4,124        7,180
             Professional fees..................................................         740       3,273        3,419        4,330
             Advertising and business development...............................         912         961        1,794        1,633
             Amortization of intangible assets..................................         685         549        1,271        1,099
             Other..............................................................       5,867       6,701       13,668       11,321
                                                                                  -----------------------  -----------------------
                  TOTAL OPERATING EXPENSES......................................     $27,932     $33,747      $59,838      $59,713
                                                                                  -----------------------  -----------------------

             Income Before Income Taxes.........................................     $15,542      $2,373      $23,383      $13,761
             Income taxes.......................................................       4,306         341        6,048        3,490
                                                                                  -----------------------  -----------------------
                  NET INCOME....................................................     $11,236      $2,032      $17,335      $10,271
                                                                                  -----------------------  -----------------------

             BASIC EARNINGS PER COMMON SHARE....................................       $0.39       $0.07        $0.62        $0.38
             DILUTED EARNINGS PER COMMON SHARE..................................        0.38        0.07         0.61         0.38
             DIVIDENDS PER COMMON SHARE.........................................        0.14        0.11         0.26         0.21
             AVERAGE COMMON SHARES OUTSTANDING..................................      29,047      26,833       28,078       26,812
             AVERAGE DILUTED SHARES OUTSTANDING.................................      29,635      27,378       28,608       27,342

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                     Deferred
                                                                                         Additional                Compensation
                                                                                Common     Paid-in     Retained    Non-Employee
(in thousands, except share data)                                               Stock      Capital     Earnings     Directors
                                                                              --------------------------------------------------
Balance at December 31, 1996.................................................   $6,134     $68,047     $191,485      ($1,382)
                                                                              --------------------------------------------------

  Comprehensive Income.......................................................
          Net Income.........................................................     -           -         28,664          -
          Net change in unrealized gains (losses) on securities available
            for sale, net of tax.............................................     -           -            -            -
                                                                              --------------------------------------------------
  Comprehensive Income.......................................................     -           -         28,664          -
                                                                              --------------------------------------------------
  Cash dividends on common stock-$.45 per share..............................     -           -        (12,130)         -
  Purchase of AMCORE Bank Belleville minority interest.......................     -         1,768       (1,784)
  Purchase of 53,000 shares for the treasury.................................     -           -            -            -
  Three-for-two stock split fractional share payments .......................     -         (18)           -            -
  Reissuance of 18,486 treasury shares for Non-Employee
    Directors stock plan.....................................................     -          244           -          (356)
  Issuance of 16,377 common shares for directors stock plan..................     4          106           -          (110)
  Deferred compensation expense..............................................     -           -            -           370
  Reissuance of 264,600 treasury shares under stock option plans.............     -         2,678          -            -
  Reissuance of 2,457 treasury shares for employee incentive plans...........     -          21            -            -
  Issuance of 63,743 common shares for employee incentive plan...............     14         416           -            -
                                                                              --------------------------------------------------
Balance at December 31, 1997.................................................   $6,152     $73,262     $206,235      ($1,478)
                                                                              --------------------------------------------------

  Comprehensive Income.......................................................
          Net Income.........................................................     -           -         17,335          -
          Net change in unrealized gains (losses) on securities available
            for sale, net of tax.............................................     -           -            -            -
                                                                              --------------------------------------------------
  Comprehensive Income.......................................................     -           -         17,335          -
                                                                              --------------------------------------------------

  Cash dividends on common stock-$.26 per share..............................     -           -         (7,317)         -
  Purchase of 221,000 shares for the treasury................................     -           -            -            -
  Reissuance of 22,479 treasury shares for Non-Employee
    Directors stock plan.....................................................     -          282           -          (573)
  Deferred compensation expense..............................................     -           -            -           265
  Reissuance of 143,482 treasury shares under stock option plans.............     -         1,057          -            -
  Issuance of 1,912,357 common shares for Midwest Federal Financial Corp.....    420        2,314       17,074          -
  Issuance of 270,139 treasury shares for Investors Management Group Ltd.....     -          680           -            -
  Repayment of ESOP loan.....................................................     -          30            -            -
                                                                              --------------------------------------------------
Balance at June 30, 1998.....................................................   $6,572     $77,625     $233,327      ($1,786)
                                                                              ==================================================

                                                                                          Accumulated
                                                                                             Other          Total
                                                                               Treasury  Comprehensive  Stockholders'
(in thousands, except share data)                                               Stock     Income (1)       Equity
                                                                              ---------------------------------------
Balance at December 31, 1996.................................................  ($4,908)    ($1,956)       $257,420
                                                                              ---------------------------------------

  Comprehensive Income.......................................................
          Net Income.........................................................     -            -           28,664
          Net change in unrealized gains (losses) on securities available
            for sale, net of tax.............................................     -         10,330         10,330
                                                                              ---------------------------------------
  Comprehensive Income.......................................................     -         10,330         38,994
                                                                              ---------------------------------------
  Cash dividends on common stock-$.45 per share..............................     -            -          (12,130)
  Purchase of AMCORE Bank Belleville minority interest.......................                               (16)
  Purchase of 53,000 shares for the treasury.................................  (1,327)         -           (1,327)
  Three-for-two stock split fractional share payments .......................     -            -            (18)
  Reissuance of 18,486 treasury shares for Non-Employee
    Directors stock plan.....................................................    112           -              -
  Issuance of 16,377 common shares for directors stock plan..................     -            -              -
  Deferred compensation expense..............................................     -            -             370
  Reissuance of 264,600 treasury shares under stock option plans.............   1,035          -            3,713
  Reissuance of 2,457 treasury shares for employee incentive plans...........     19           -             40
  Issuance of 63,743 common shares for employee incentive plan...............     -            -             430
                                                                              ---------------------------------------
Balance at December 31, 1997.................................................  ($5,069)     $8,374        $287,476
                                                                              ---------------------------------------

  Comprehensive Income.......................................................
          Net Income.........................................................     -            -           17,335
          Net change in unrealized gains (losses) on securities available
            for sale, net of tax.............................................     -         (3,635)        (3,635)
                                                                              ---------------------------------------
  Comprehensive Income.......................................................     -         (3,635)        13,700
                                                                              ---------------------------------------

  Cash dividends on common stock-$.26 per share..............................     -            -           (7,317)
  Purchase of 221,000 shares for the treasury................................  (5,513)         -           (5,513)
  Reissuance of 22,479 treasury shares for Non-Employee
    Directors stock plan.....................................................    291           -              -
  Deferred compensation expense..............................................     -            -             265
  Reissuance of 143,482 treasury shares under stock option plans.............   1,205          -            2,262
  Issuance of 1,912,357 common shares for Midwest Federal Financial Corp.....     -           178          19,986
  Issuance of 270,139 treasury shares for Investors Management Group Ltd.....   6,242          -            6,922
  Repayment of ESOP loan.....................................................     -            -             30
                                                                              ---------------------------------------
Balance at June 30, 1998.....................................................  ($2,844)     $4,917         317,811
                                                                              =======================================

(1) Net unrealized gain (loss) on securities available for sale, net of taxes.

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
(in thousands)                                                                              1998             1997
===================================================================================================================
    CASH FLOWS    Net income..........................................................    $17,335          $10,271
       FROM       Adjustments to reconcile net income to net
    OPERATING       cash provided by operating activities:
    ACTIVITIES         Depreciation and amortization of premises and equipment........      3,447            3,919
                       Amortization and accretion of securities, net..................      4,341            1,047
                       Provision for loan and lease losses............................      3,787            3,851
                       Amortization of intangible assets..............................      1,271            1,099
                       Net gain on sale of securities available for sale..............     (1,083)          (1,014)
                       Deferred income taxes..........................................      3,130           (3,124)
                       Originations of loans held for sale............................   (212,717)         (85,755)
                       Proceeds from sales of loans held for sale.....................    216,860           83,303
                       Other, net.....................................................      4,474           (3,084)
                                                                                      -----------------------------
                          NET CASH PROVIDED BY OPERATING ACTIVITIES...................    $40,845          $10,513
                                                                                      -----------------------------

    CASH FLOWS    Proceeds from maturities of securities available for sale...........   $192,732          $88,599
       FROM       Proceeds from maturities of securities held to maturity.............      1,255            6,212
    INVESTING     Proceeds from sales of securities available for sale................    173,444           96,081
    ACTIVITIES    Purchase of securities held to maturity.............................          -          (13,898)
                  Purchase of securities available for sale...........................   (485,972)        (385,706)
                  Net (increase) decrease in federal funds sold
                     and other short-term investments.................................       (967)          16,568
                  Proceeds from the sale of credit card receivables...................      5,756           15,457
                  Proceeds from the sale of consumer finance loans and leases.........      3,056              663
                  Net (increase) decrease in interest earning deposits in banks.......     (5,634)          (1,074)
                  Loans made to customers and principal collection of loans, net......   (128,150)         (83,590)
                  Premises and equipment expenditures, net............................     (2,532)          (2,538)
                  Proceeds from the sale of other real estate.........................        792              477
                  Net cash and cash equivalents acquired through acquisitions.........      5,763                -
                                                                                      -----------------------------
                          NET CASH REQUIRED FOR INVESTING ACTIVITIES..................  ($240,457)       ($262,749)
                                                                                      -----------------------------

    CASH FLOWS    Net increase (decrease) in demand deposits and savings accounts.....    $42,922          ($1,100)
       FROM       Net increase in time deposits.......................................     21,323           48,432
    FINANCING     Net increase in short-term borrowings...............................     94,779          182,442
    ACTIVITIES    Proceeds from long-term borrowings..................................     84,800           51,500
                  Payment of long-term borrowings.....................................       (478)         (14,693)
                  Dividends paid......................................................     (7,317)          (5,629)
                  Issuance of common stock for employee incentive plans...............          -              430
                  Issuance of treasury stock for employee incentive plans.............      2,262            1,659
                  Purchase of treasury stock..........................................     (5,513)               -
                                                                                      -----------------------------
                          NET CASH PROVIDED BY FINANCING ACTIVITIES...................   $232,778         $263,041
                                                                                      -----------------------------
                  Net change in cash and cash equivalents.............................    $33,166          $10,805
                  Cash and cash equivalents:
                    Beginning of year.................................................    105,218          105,347
                                                                                      -----------------------------
                    End of period.....................................................   $138,384         $116,152
                                                                                      =============================

   SUPPLEMENTAL   Cash payments for:
  DISCLOSURES OF    Interest paid to depositors.......................................    $55,781          $48,201
    CASH FLOW       Interest paid on borrowings.......................................     27,001           20,129
   INFORMATION      Income taxes paid.................................................      2,885            6,448

     NON-CASH     Other real estate acquired in settlement of loans...................        893              723
    ACTIVITIES    Common stock issued for Midwest Federal Financial Corp..............     19,986                -
                  Treasury stock issued for Investors Management Group, Ltd...........      6,922                -
                  Transfer of held to maturity securities to available for sale.......          -           31,018

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

The consolidated financial statements and the financial information have not been restated to reflect the merger with Midwest Federal Financial Corp. ("Midwest") on March 27, 1998, which was accounted for using the pooling of interests method. Prior period restatement is not required for Midwest because of its size relative to AMCORE. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the "Company") for the year ended December 31, 1997.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is based on dividing net income by the weighted average number of shares of common stock outstanding. The weighted average common shares outstanding were 29,047,000 and 26,833,000 for the three months ended June 30 1998 and 1997, respectively, and 28,078,000 and 26,812,000 for the six months ended June 30, 1998 and 1997, respectively. Diluted earnings per share reflects the potential dilution that could occur if stock options granted pursuant to incentive stock plans were exercised or converted into common stock that then shared in the earnings of the Company. The weighted average diluted shares outstanding were 29,635,000 and 27,378,000 for the three months ended June 30, 1998 and 1997 respectively, and 28,608,000 and 27,342,000 for the six months ended June 30 1998 and 1997, respectively. Earnings per share amounts have been restated to give effect to the 1997 mergers accounted for as a pooling of interests requiring restatement, and the three-for-two stock split on September 17, 1997.

NOTE 3 - SECURITIES

A summary of securities at June 30, 1998 and December 31, 1997 were as follows:

                                                                              Gross          Gross
                                                              Amortized     Unrealized     Unrealized       Fair
                                                                Cost          Gains          Losses         Value
                                                      ------------------------------------------------------------
                                                                               (in thousands)
At June 30, 1998
   Securities Available for Sale:
     U.S. Treasury                                             $80,933         $674          ($15)         $81,592
     U.S. Government agencies                                  229,444        1,019           (51)         230,412
     Agency mortgage-backed securities                         791,860        6,074        (8,643)         789,291
     State and political subdivisions                          336,392       10,172          (564)         346,000
     Corporate obligations and other                           130,784          479          (975)         130,288
                                                      ------------------------------------------------------------
        Total Securities Available for Sale                 $1,569,413      $18,418      ($10,248)      $1,577,583
                                                      ============================================================


   Securities Held to Maturity:
     U.S. Treasury                                              $1,555           $5        $    -           $1,560
     U.S. Government agencies                                       27           -              -               27
     State and political subdivisions                           12,592          189           (18)          12,763
     Corporate obligations and other                                 1           -              -                1
                                                      ------------------------------------------------------------
        Total Securities Held to Maturity                      $14,175         $194          ($18)         $14,351
                                                      ------------------------------------------------------------
                  Total Securities                          $1,583,588      $18,612      ($10,266)      $1,591,934
                                                      ============================================================

At December 31, 1997
   Securities Available for Sale:
     U.S. Treasury                                            $104,132         $836          ($84)        $104,884
     U.S. Government agencies                                  267,696          938          (833)         267,801
     Agency mortgage-backed securities                         586,285        5,651        (1,948)         589,988
     State and political subdivisions                          316,028       10,069          (189)         325,908
     Corporate obligations and other                           153,501          458          (947)         153,012
                                                      ------------------------------------------------------------
        Total Securities Available for Sale                 $1,427,642      $17,952       ($4,001)      $1,441,593
                                                      ============================================================

   Securities Held to Maturity:
     U.S. Treasury                                              $1,554           $7       $     -           $1,561
     State and political subdivisions                           13,866          207           (26)          14,047
     Corporate obligations and other                                 3            -             -                3
                                                      ------------------------------------------------------------
        Total Securities Held to Maturity                      $15,423         $214          ($26)         $15,611
                                                      ------------------------------------------------------------
                  Total Securities                          $1,443,065      $18,166       ($4,027)      $1,457,204
                                                      ============================================================

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

Several of the Company's subsidiary banks borrow from the Federal Home Loan Bank
(FHLB) in connection with the purchase of mortgage-backed securities for the investment leveraging program. The current balance of these borrowings is $261,563,000 with an average maturity of 5.9 years, and a weighted average borrowing rate of 5.38%.

Other long-term borrowings include a non-interest bearing note requiring annual payments of $444,000 through 2002. The note was discounted at an interest rate of 8.0%

Scheduled reductions of long-term borrowings are as follows:
=======================================================================
(in thousands)                                                    Total
------------------------------------------------------------------------
 1998. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 34,174
 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . .      28,969
 2000. . . . . . . . . . . . . . . . . . . . . . . . . . . .      35,598
 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . .         498
 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . .      65,763
 Thereafter  . . . . . . . . . . . . . . . . . . . . . . . .     138,105
------------------------------------------------------------------------
      SUB-TOTAL  . . . . . . . . . . . . . . . . . . . . . .    $303,107
 Less current portion of FHLB borrowings . . . . . . . . . .     (36,100)
------------------------------------------------------------------------
      TOTAL LONG-TERM BORROWINGS . . . . . . . . . . . . . .    $267,007
========================================================================

                            AMCORE FINANCIAL, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's discussion and analysis focuses on the significant factors which affected AMCORE Financial, Inc. and subsidiaries ("AMCORE") Consolidated Balance Sheet as of June 30, 1998 as compared to December 31, 1997 and the results of operations for the three and six months ended June 30, 1998 as compared to the same periods in 1997. This discussion is intended to be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

This review contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of AMCORE. Contemplated or projected, forecasted or estimated results in such forward-looking statements involve certain risks and uncertainties including, among others, the following possibilities: (I) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new and existing competitors; (II) adverse state and federal legislation and regulation; (III) failure to obtain new customers and retain existing customers;
(IV) inability to carry out marketing and/or expansion plans; (V) loss of key executives; (VI) changes in interest rates including the effect of prepayment;
(VII) general economic and business conditions which are less favorable than expected; (VIII) unanticipated changes in industry trends; (IX) changes in Federal Reserve Board monetary policies; (X) inability to realize cost savings anticipated with mergers or data processing outsourcing; and (XI) higher than expected costs or other difficulties associated with merger integration, data processing conversion or year 2000 compliance solutions.

OVERVIEW OF OPERATIONS

AMCORE's net income for the three months ended June 30, 1998 was $11.2 million, an increase of 453.0% from the $2.0 million in the 1997 comparable period. The increase was caused primarily by the $6.4 million of after-tax charges related to the Wisconsin bank mergers and the outsourcing of core bank data processing in 1997. Excluding these charges, second quarter, 1997 net income would have been $8.5 million, an increase of 32.6%. The earnings for the six months ended June 30, 1998 were $17.3 million, an increase of $7.1 million or 68.8% from the $10.3 million reported in 1997. Net income from operations, which excludes the $3.3 million after-tax merger related charge in the first quarter of 1998 and the previously mentioned second quarter of 1997 charges, was $20.6 million and $16.7 million for six months ended June 30, 1998 and 1997, respectively. This represents an increase of $3.9 million or 23.5% in net income from operations, when comparing the first six months of 1998 and 1997.

Diluted earnings per share were $0.38 and $0.61 for the three and six month periods ended June 30, 1998. Diluted earnings per share from operations increased $0.07 or 22.6% when comparing the second quarter of 1998 and 1997, respectively. Diluted earnings per share from operations for the six months ended June 30, 1998 and 1997 were $0.72 and $0.61, respectively, an increase of $0.11 or 18.0%.

AMCORE's return on equity increased to 14.21% in the second quarter of 1998 when compared to 13.09% for the same period in 1997. The second quarter return on assets also increased to 1.11% in 1998 versus 1.00% in 1997.

The primary factors contributing to the improved operating earnings performance in the second quarter included increases in net interest income resulting from a 9.4% earning asset growth and non-interest income growth mainly from trust and asset management and mortgage revenues.

On January 28, 1998 AMCORE completed the sale of the satellite dish receivables (approximately $14.0 million) which were transferred to held for sale at year-end 1997.

On February 17, 1998, AMCORE completed its merger with Investors Management Group, LTD ("IMG") of Des Moines, Iowa. AMCORE issued 270,139 shares at closing with additional shares to be issued contingent upon IMG's future performance. IMG is Iowa's largest independent asset management firm with more than $1.6 billion of assets under management. IMG's expertise in fixed income securities will complement AMCORE's equity management skills, including the Vintage family of mutual funds to bring total assets under management to over $3.7 billion. The transaction was accounted for using the purchase method of accounting.

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

AMCORE has established a project team to prepare for the year 2000. The outsourcing of the core mainframe system to ALLTEL during 1998 addresses the primary operating systems of AMCORE. AMCORE has taken an active approach toward addressing this issue, and is currently in the process of assessing its information systems, testing and validating in-house systems, and obtaining validation and certification of outside systems in an effort to identify and correct potential problems in advance of the year 2000. At this point, the internal costs associated with the year 2000, during 1998 and 1999 are estimated at approximately $2 million of which $1.4 million is for replacement hardware and software. These items are not anticipated to have a material impact on future performance. Uncertainties related to customers ability to repay loans as a result of year 2000 compliance issues may have the potential to have a material impact on AMCORE, however, it is too early to estimate the financial consequences.

AMCORE continues to be "well capitalized" as defined by regulatory guidelines. At June 30, 1998, the company's total capital to risk weighted assets was 14.08%.

EARNINGS ANALYSIS

The analysis below discusses by major components the changes in net income when comparing the six months ended June 30, 1998 and 1997.

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

                                                  For the Three Months           For the Six Months
                                                      Ended June 30                Ended June 30
                                          --------------------------------------------------------------
                                                1998             1997           1998           1997
                                          ==============================================================
Interest Income Book Basis                        $74,520         $63,004       $142,835       $124,039
Taxable Equivalent Adjustment                       2,499           2,229          4,957          4,416
                                          --------------------------------------------------------------

Interest Income Taxable Equivalent Basis           77,019          65,233        147,792        128,455
Interest Expense                                   43,302          35,523         82,664         69,449
                                          --------------------------------------------------------------

Net Interest Income Taxable Equivalent
Basis                                             $33,717         $29,710         65,128        $59,006
                                          ==============================================================

Net interest income on a fully taxable equivalent basis increased $4.0 million or 13.5% during the second quarter of 1998 over the same period in 1997. The improvement in net interest income results mainly from a 19.0% increase in average earning assets which was partially offset by a narrowing of the interest rate spread.

The growth in average earning assets can be attributed to strong loan growth and increased levels of investment securities related to the investment leveraging program. Average loans increased $374.0 million or 20.4% when comparing the second quarters of 1998 and 1997. The Midwest acquisition accounted for $178.8 of the growth in average loans. Excluding this acquisition, average loans increased 10.6%. The investment leveraging program, which is designed to better utilize capital, increased approximately $240 million on average. This program contributed approximately $2.7 million to net interest income during the second quarter of 1998, an increase of $400,000 when compared to the same period in 1997. The program is funded primarily through the use of repurchase agreements, Federal Home Loan Bank borrowings and wholesale deposits. The proceeds of these borrowings are invested principally in mortgage-backed and U.S. government agency securities.

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

As the table below indicates, the interest rate spread decreased 15 basis points to 2.86% in the second quarter of 1998 when compared to the 3.01% during the same period in 1997. The net interest margin was 3.49% during the second quarter of 1998, a decrease of 18 basis points from the comparable period in 1997. The interest rate spread on the investment securities included in the investment leveraging program was 118 and 137 basis points for the quarters ended June 30, 1998 and 1997, respectively. The interest rate spread on all other earning assets was 3.40% and 3.47% during the comparable periods. As a result, the effect of the leveraging program accounted for 8 basis points of the decline in the interest rate spread. The decline in the interest rate spread on the investment leveraging program is caused primarily by prepayments on mortgage-backed securities included in the program.

The net interest margin spread and interest rate margin were 2.88% and 3.52% for the first six months of 1998, respectively. These represent a decrease of 14 and 15 basis points when compared to the same period in 1997.

                                                             Three Months Ended                     Three Months Ended
                                                               June 30, 1998                          June 30, 1998
                                                  -------------------------------------  -------------------------------------
                                                    Average                    Average     Average                    Average
                                                    Balance       Interest       Rate      Balance       Interest       Rate
                                                  ------------   ----------   ---------  ------------   ----------   ---------
Assets
------
Interest-Earning Assets:
  Taxable securities                               $1,242,205       $20,760      6.69%    $1,080,217       $18,055      6.69%
  Tax-exempt securities (1)                           341,110         6,730      7.89%       281,929         6,080      8.63%
                                                  ---------------------------------------------------------------------------
    Total Securities (2)                            1,583,314        27,490      6.95%     1,362,146        24,135      7.09%
  Loans held for sale (3)                              27,996           672      9.60%        10,668           205      7.69%
  Loans (1) (4)                                     2,209,606        48,462      8.73%     1,835,624        40,606      8.80%
  Other earning assets                                  9,429           144      6.04%        10,347           127      4.86%
  Fees on mortgage loans held for sale (3)                 -            251        -             -             160       -
                                                  ------------   ----------     -----     ----------      --------     -----
    Total Interest-Earning Assets                  $3,830,346       $77,019      8.02%    $3,218,785       $65,233      8.08%
Noninterest-Earning Assets:
  Cash and due from banks                              92,277                                 85,660
  Other assets                                        151,942                                115,379
  Allowance for loan losses                           (24,271)                               (19,730)
                                                  ------------                            ----------
    Total Assets                                   $4,050,294                             $3,400,094
                                                  ============                            ==========

Liabilities and Stockholders' Equity
------------------------------------
Interest-Bearing Liabilities:
  Interest-bearing demand and savings deposits       $854,010        $6,645      3.12%       727,914        $5,005      2.76%
  Time deposits                                     1,544,482        22,740      5.91%     1,328,736        19,391      5.85%
                                                  ------------   ----------     -----     ----------      --------     -----
    Total interest-bearing deposits                 2,398,492        29,385      4.91%     2,056,650        24,396      4.76%
  Short-term borrowings                               688,135         9,867      5.68%       603,966         8,790      5.77%
  Long-term debt                                      267,211         4,050      6.08%       139,766         2,337      6.71%
                                                  ------------   ----------     -----     ----------      --------     -----
  Total Interest-Bearing Liabilities               $3,353,838       $43,302      5.16%     2,800,382       $35,523      5.07%
Noninterest-Bearing Liabilities:
  Demand deposits                                     325,671                                297,487
  Other liabilities (3)                                53,529                                 42,516
                                                  -----------                             ----------
    Total Liabilities                              $3,733,038                             $3,140,385
Stockholders' Equity (3)                              317,256                                259,709
                                                  -----------                             ----------
    Total Liabilities and
    Stockholders' Equity                           $4,050,294                             $3,400,094
                                                  ===========                             ==========

    Net Interest Income                                             $33,717                                $29,710
                                                                 ==========                               ========

    Net Interest Spread                                                          2.86%                                  3.01%
                                                                                =====                                  =====

    Interest Rate Margin                                                         3.49%                                  3.67%
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

                                                              Six Months Ended                       Six Months Ended
                                                               June 30, 1998                          June 30, 1998
                                                  -------------------------------------  -------------------------------------
                                                    Average                    Average     Average                    Average
                                                    Balance       Interest       Rate      Balance       Interest       Rate
                                                  ------------   ----------   ---------  ------------   ----------   ---------
Assets
------
Interest-Earning Assets:
  Taxable Securities                               $1,203,739       $40,893      6.80%    $1,078,017       $35,675       6.62%
  Tax-exempt securities (1)                           333,767        13,358      8.00%       273,368        12,017       8.79%
                                                  ----------------------------------------------------------------------------
    Total Securities (2)                            1,537,506        54,251      7.06%     1,351,385        47,692       7.06%
  Loans held for sale (3)                              28,272         1,212      8.57%         9,898           347       7.01%
  Loans (1) (4)                                     2,091,246        91,589      8.75%     1,815,902        79,812       8.78%
  Other earning assets                                  9,817           278      5.63%        13,521           326       4.80%
  Fees on mortgage loans held for sale (3)                -             462       -              -             278        -
                                                  -----------    ----------     -----    -----------      --------      -----
    Total Interest-Earning Assets                  $3,666,841      $147,792      8.06%    $3,190,706      $128,455       8.05%
Noninterest-Earning Assets:
  Cash and Due from Banks                              93,799                                 87,429
  Other Assets                                        147,097                                115,825
  Allowance for Loan Losses                           (22,558)                               (19,753)
                                                  -----------                            -----------
    Total Assets                                   $3,885,179                             $3,374,207
                                                  ===========                            ===========

Liabilities and Stockholders' Equity
------------------------------------
Interest-Bearing Liabilities:
  Interest-bearing demand and savings deposits       $809,221       $12,344      3.08%       717,142        $9,506       2.67%
  Time Deposits                                     1,501,076        44,141      5.93%     1,324,045        38,447       5.86%
                                                  -----------    ----------     -----    -----------      --------      -----
    Total interest-bearing deposits                 2,310,297        56,485      4.93%     2,041,187        47,953       4.74%
  Short-Term Borrowings                               660,690        18,959      5.72%       609,271        17,376       5.69%
  Long-Term Debt                                      236,024         7,220      6.17%       127,783         4,120       6.50%
                                                  -----------    ----------     -----    -----------      --------      -----
  Total Interest-Bearing Liabilities               $3,207,011       $82,664      5.18%     2,778,241       $69,449       5.03%
Noninterest-Bearing Liabilities:
  Demand Deposits                                     320,996                                297,158
  Other Liabilities (3)                                52,704                                 39,753
                                                  -----------                            -----------
    Total Liabilities                              $3,580,711                             $3,115,152
Stockholders' Equity (3)                              304,468                                259,055
                                                  -----------                            -----------
  Total Liabilities and
  Stockholders' Equity                             $3,885,179                             $3,374,207
                                                  ===========                            ===========

  Net Interest Income                                               $65,128                                $59,006
                                                                 ==========                               ========

  Net Interest Spread                                                            2.88%                                   3.02%
                                                                                =====                                   =====

  Interest Rate Margin                                                           3.52%                                   3.67%
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

                                                                         For Three Months Ended
                                                                      June 30, 1998 / June 30, 1997
                                                                              (in thousands)
                                                      ------------------------------------------------------
                                                       Increase (Decrease)   Due to Change in      Total Net
                                                         Average Volume        Average Rate         Increase
                                                      ------------------------------------------------------
Interest Income:
     Taxable Securities                                          $2,822                ($117)        $2,705
     Tax-Exempt Securities (1)                                    1,198                 (548)           650
                                                      ------------------------------------------------------
         Total Securities (2)                                     4,020                 (665)         3,355
     Mortgage Loans Held for Sale                                   405                   62            467
     Loans (1) (4)                                                7,897                  (41)         7,856
     Other Earning Assets                                           (12)                  29             17
     Fees on Mortgage Loans Held for Sale (3)                        88                    3             91
                                                      ------------------------------------------------------
         Total Interest-Earning Assets                          $12,396                ($610)       $11,786
                                                      ------------------------------------------------------

Interest Expense:
     Interest-Bearing Demand & Savings Deposits                    $932                 $708         $1,640
     Time Deposits                                                3,176                  173          3,349
                                                      ------------------------------------------------------
         Total Interest-Bearing Deposits                          4,224                  765          4,989
     Short-Term Borrowings                                        1,213                 (136)         1,077
     Long-Term Debt                                               1,951                 (238)         1,713
                                                      ------------------------------------------------------
         Total Interest-Bearing Liabilities                      $7,388                 $391         $7,779
                                                      ------------------------------------------------------

     Net Interest Margin / Net Interest Income (FTE)             $5,008              ($1,001)        $4,007
                                                      ======================================================

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

The change in net interest income due to change in average volume when comparing the second quarter of 1998 and 1997 results as average loans increased 20.4% and average investment securities increased 16.2%. The positive effect of the growth in higher rate earning assets was offset by a 16.6% increase in average interest bearing deposits and 28.5% increase in average borrowings.

The decrease in net interest income attributable to rate between the second quarter of 1998 and 1997 is due to the rate on interest bearing liabilities increasing 9 basis points while the yield on earning assets declined 6 basis points. Average total borrowings, which had a higher cost than other average total interest-bearing liabilities, increased to represent 28.5% of average total interest-bearing liabilities in 1998 versus 26.6% in 1997. Also, a 36 basis point increase in the rate paid on interest bearing demand and savings deposits contributed to the increase in the rate paid on average total interest-bearing liabilities. This increase is related to promotional pricing on the new AMDEX money market account which is attracting CD customers desiring liquidity and others looking for FDIC-insured mutual fund alternatives.

                                                                             For Six Months Ended
                                                                        June 30, 1998 / June 30, 1997
                                                                                (in thousands)
                                                      --------------------------------------------------------------
                                                      Increase (Decrease)     Due to Change in       Total Net
                                                         Average Volume          Average Rate    Increase (Decrease)
                                                      --------------------------------------------------------------
Interest Income:
     Taxable Securities                                         $4,482                   $736               $5,218
     Tax-Exempt Securities (1)                                   2,486                 (1,145)               1,341
                                                      ------------------------------------------------------------
         Total Securities (2)                                    6,968                   (409)               6,559
     Mortgage Loans Held for Sale                                  773                     92                  865
     Loans (1) (4)                                              11,375                    402               11,777
     Other Earning Assets                                          (99)                    51                  (48)
     Fees on Mortgage Loans Held for Sale (3)                        5                    179                  184
                                                      ------------------------------------------------------------
         Total Interest-Earning Assets                         $19,284                    $53              $19,337
                                                      ------------------------------------------------------------

Interest Expense:
     Interest-Bearing Demand & Savings Deposits                 $1,306                 $1,532               $2,838
     Time Deposits                                               5,200                    494                5,694
                                                      ------------------------------------------------------------
         Total Interest-Bearing Deposits                         6,609                  1,923                8,532
     Short-Term Borrowings                                       1,479                    104                1,583
     Long-Term Debt                                              3,321                   (221)               3,100
                                                      ------------------------------------------------------------
         Total Interest-Bearing Liabilities                    $11,409                 $1,806              $13,215
                                                      ------------------------------------------------------------

     Net Interest Margin / Net Interest Income (FTE)            $7,875                ($1,753)              $6,122
                                                      ============================================================

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

The change in net interest income due to change in average volume during the first six months of 1998 is due to average earning assets increasing 14.9%. The growth in earning assets is due to a $186.1 million increase in average investment securities and a $275.3 million increase in average loans. This growth was funded primarily by a $159.7 million increase in average borrowed funds and $269.1 million in average interest bearing deposits.

The decrease in net interest income attributable to rate during the first six months of 1998 due to changes in average rate is a result of yield on earning assets increasing 1 basis point while the rate paid on interest bearing liabilities increased 15 basis points. The increase in rates paid on interest bearing liabilities included the previously mentioned effect of promotional pricing on the new AMDEX products.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $1.6 million during the second quarter of 1998 a decrease of $294,000 or 15.2% from the same period in 1997. The decrease is a result of lower net charge-offs as a percentage of average loans, due primarily to charge-offs of satellite receivables in 1997. Annualized net charge-offs represented 0.14% of average loans in 1998 versus 0.39% in 1997.

The provision for loan losses for the first six months of 1998 was relatively flat at $3.8 million when compared to the same period in 1997. This level of provision was maintained despite a decreased level of net charge-offs to provide for loan growth and general strengthening of the allowance for loan losses.

The allowance for loan losses as a percent of total loans was 1.09%, 1.08% and 1.01% of June 30, 1998 and 1997 and December 31, 1997, respectively.

NON-INTEREST INCOME

Total non-interest income was $13.9 million in the second quarter of 1998, an increase of $3.3 million or 31.4% from the same period in 1997. Adjusting for the previously mentioned first quarter of 1998 acquisitions of IMG and Midwest, non-interest income would have increased $1.3 million or 12.4%. On a year-to-date basis, the increase in non-interest income is $4.1 million or 18.0%. The first quarter of 1997 included a $1.9 million gain on the sale of most of the company's credit card receivables and a $742,000 reduction in mortgage revenue resulting from the write down of mortgage servicing rights as required by FAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments in Liabilities" which was effective January 1, 1997. Excluding these two items, non-interest income for the first six months of 1998 increased 33.6% over the same period in 1997.

Trust and asset management income increased 55.1% or $2.1 million to total $6.0 million for the second quarter of 1998 versus the same period in 1997. The previously mentioned acquisition of IMG accounted for $1.3 million of the increase. The remaining $850,000 or 22.0% of the increase is attributable to strong sales efforts and the continued strength in the investment markets. The market value of mutual fund assets increased to $1.2 billion in the Vintage family of funds, an increase of 47% from June 30, 1997. A portion of the increase reflects the addition of $146 million of IMG funds to the Vintage family.

Service charges on deposits increased $166,000 or 8.2% to $2.2 million during the second quarter of 1998. This increase is attributable to the previously mentioned Midwest acquisition.

Mortgage revenues continued to benefit from the lower level of long term rates which resulted in increased refinancing activity. The second quarter of 1998 included a $948,000 or 58.7% increase in mortgage revenues as originations remained at the $100 million level.

Insurance revenues rose 12.9% to $429,000 when compared to the second quarter of 1997. The increase results from higher sales of credit life insurance.

Other income decreased $357,000 due to the sale of the collection agency at year end 1997. The collection agency had revenues of $625,000 during the first quarter of 1997.

OPERATING EXPENSES

Operating expense totaled $27.9 million during the second quarter of 1998, a decrease of $5.8 million or 17.2% from the same period in 1997. The second quarter of 1998 included $2.5 million of expenses for the acquired companies, Midwest and IMG, while the second quarter of 1997 included $8.9 million of merger and data processing outsourcing charges. After adjusting for both of these items second quarter of 1998 operating expenses increased 2.6% over the comparable period in 1997.

The second quarter of 1998 efficiency ratio of 58.7% was the result of core operating expenses increasing 12.6% while revenues increased 18.6%. Year-to-date operating expenses increased 0.2% or $125,000 as the additional expenses of Midwest and IMG were offset by the decrease in merger and data processing outsourcing charges.

Compensation expenses increased $687,000 or 5.6% when comparing the second quarter of 1998 to the same period in 1997. The increase in compensation expense related to the previously mentioned 1998 acquisitions of Midwest and IMG offset the portion of the 1997 merger and data processing charges allocated to compensation expense. The remaining increase represents increased staff levels and merit increases.

Equipment expenses were $2.0 million in the second quarter of 1998 and represent a decrease of $3.2 million or 61.5% from the same period in 1997 primarily due to charges related to the core bank data processing outsourcing charge in 1997.

The decrease in professional fees of $2.5 million or 77.3% is primarily attributable to the 1997 merger charges.

Other expenses were $5.9 million in the second quarter of 1998, a decrease of $834,000 or 12.4% primarily due to the merger and data processing charges in 1997.

INCOME TAXES

Income tax expense for the second quarter of 1998 increased $4.0 million to $4.3 million primarily as a result of the increased income before taxes including the effect of the 1997 merger and core bank data processing outsourcing charges. The second quarter of 1998 effective tax rate of 27.7% compares to a 26.7% effective tax rate for the same period in 1997 after adjusting of the 1997 merger and core bank data processing outsourcing charges. This increase in effective tax rate is the result of increased non-deductible expenses including intangibles from the IMG acquisition.

BALANCE SHEET REVIEW

Total assets were $4.1 billion at June 30, 1998, an increase of $471.1 million or 12.8% from December 31, 1997. The acquisition of Midwest accounted for $211.0 million of the increase. Total loans and total deposits increased $115.6 million or 11.8% annualized and $63.5 million or 5.8% annualized, respectively, from December 31, 1997 excluding the impact of the Midwest acquisition. Total investments and total borrowings increased $109.8 million and $179.1 million, respectively, from December 31, 1997 excluding the impact of the Midwest acquisition. These increases were related to the replacement of securities sold in the fourth quarter of 1997.

ASSET QUALITY REVIEW

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses was $24.6 million at June 30,1998, an increase of $4.7 million from December 31, 1997. This includes $2.1 million acquired with Midwest. The allowance represented 1.09% of total loans and 118.07% of non-performing loans at June 30, 1998. The comparable ratios were 1.01% and 100.2% at December 31, 1997.

Net charge-offs were $800,000 during the second quarter of 1998 versus $1.8 million for the same quarter of 1997. For the six months ended June 30, 1998 and 1997 net charge-offs were $1.3 million and $3.0 million, respectively. The decrease of $1.0 million for the second quarter and $1.7 million for the six month period relate primarily to charge-offs of satellite receivables at the consumer finance subsidiary in 1997.

An analysis of the allowance for loan losses as of June 30, 1998 and 1997 is presented below:

                                                                     FOR THE SIX MONTHS
                                                                        ENDED JUNE 30,
                                                             =================================
                                                                     1998             1997
                                                             =================================
Balance at beginning of period                                        $19,908          $19,295

Charge-Offs:
     Commercial loans & leases                                            333              188
     Real estate loans                                                    198              294
     Installment loans                                                  1,196            2,734
     Credit card loans                                                    240              390
                                                             ---------------------------------
                                                                        1,967            3,606

Recoveries:
     Commercial loans & leases                                            324              213
     Real estate loans                                                     27               14
     Installment loans                                                    323              365
     Credit card loans                                                     40               41
                                                             ---------------------------------
                                                                          714              633

Net Charge-Offs                                                         1,253            2,973

Provision charged to expense                                            3,787            3,851

Allowance for loan & lease losses acquired through merger
                                                                        2,146                0
                                                             ---------------------------------

Balance at end of period                                              $24,588          $20,173
                                                             =================================

Ratio of net charge-offs during the period to average
loans outstanding during the period (1)
                                                                         0.12%            0.33%
                                                             =================================

(1) On an annualized basis

NON-PERFORMING ASSETS

Non-performing assets increased $1.2 million or 5.4% from December 31, 1997 to $22.7 million at June 30, 1998. Non-performing assets as of June 30, 1998 and December 31, 1997 are presented below.

                                                                  June 30,          December 31,
                                                                    1998                1997
                                                        ----------------------------------------
Non-accrual loans and leases                                         $20,825             $19,491
Restructured loans and leases                                              0                 377
                                                        ========================================
     Total non-performing loans and leases                           $20,825             $19,868
                                                        ========================================
Other real estate owned                                                1,880               1,668
                                                        ========================================
     Total non-performing assets                                     $22,705             $21,536
                                                        ========================================

Loans 90 days or more past due and still accruing                     $5,751              $3,386

CAPITAL MANAGEMENT

Total stockholder's equity was $317.8 million at June 30, 1998, an increase of $30.3 million from December 31, 1997. This includes $17.4 million acquired with Midwest. The book value per share of AMCORE common stock was $10.94 at June 30, 1998. AMCORE increased its dividend per share to $.14 in the second quarter of 1998 from $.12 in the prior quarter.

AMCORE is considered "well capitalized" based on regulatory guidelines. AMCORE's leverage ratio was 8.28% at June 30, 1998. AMCORE's ratio of Tier I capital at 13.12% and total risk based capital of 14.08% significantly exceed the regulatory minimums as indicated in the table below.

                                                          June 30, 1998                         June 30, 1997
                                                          -------------                         -------------
                                                   Amount              Ratio              Amount              Ratio
                                           ============================================================================
Tier 1 Capital                                      $333,689              13.12%           $292,768             13.60%
Tier 1 Capital Minimum                               101,705               4.00%             86,084              4.00%
                                           ----------------------------------------------------------------------------
Amount in Excess of Minimum                         $231,934               9.12%           $206,684              9.60%
                                           ----------------------------------------------------------------------------
Total Capital                                       $358,277              14.08%           $312,702             14.53%
Total Capital Minimum                                203,510               8.00%            172,168              8.00%
                                           ----------------------------------------------------------------------------
Amount in Excess of Minimum                         $154,767               6.08%           $140,534              6.53%
                                           ----------------------------------------------------------------------------

Risk Adjusted Assets                              $2,543,870                             $2,152,103
                                           ==================                     ==================

ITEM 4.  Submission of Matters to a Vote of Security Holders

 (a) - (c)   Incorporated herein by reference to the Company's
             Quarterly Report on Form 10-Q for the quarter ended March 31,
             1998 (File No. 0-13393).

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

      10.10 Third Amendment to Loan Agreement with M & I Marshall and Ilsley Bank dated April 30, 1998

         22 1998 Notice of Annual Meeting of Stockholders and Proxy Statement (Incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

         27  Financial Data Schedule

         99  Additional exhibits - Press release dated July 21, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AMCORE Financial, Inc.

                                    (Registrant)



Date: August 14, 1998


                                    /s/ John R. Hecht

                                    John R. Hecht
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Duly authorized officer of the
                                    registrant and principal financial officer)