Form 10-Q
period 1998-09-30
AMCORE FINANCIAL INC
filed 1998-11-17
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998


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

Yes  X    No

The number of shares outstanding of the registrant's Common stock, par value $.22 per share, at October 31, 1998 was 28,959,014 shares.





Index of Exhibits on Page 22

                             AMCORE FINANCIAL, INC.

                          Form 10-Q Table of Contents


PART I                                                             Page Number
                                                                   -----------
ITEM 1 Financial Statements

   Consolidated Balance Sheets as of September 30, 1998 and
      December  31,  1997 . . . . . . . . . . . . . . . . . . . . . . . .  1

   Consolidated Statements of Income for the Three and Nine
      Months Ended September 30, 1998 and 1997  . . . . . . . . . . . . .  2

   Consolidated Statements of Stockholders' Equity for the periods ended
      September 30, 1998 and December 31, 1997. . . . . . . . . . . . . .  3

   Consolidated Statements of Cash Flows for the Nine
      Months Ended September 30, 1998 and 1997  . . . . . . . . . . . . .  4

   Notes to Consolidated Financial Statements . . . . . . . . . . . . . .  5

ITEM 2 Management's Discussion and Analysis of Financial Condition and
             Results of Operations  . . . . . . . . . . . . . . . . . . .  8

PART II

ITEM 4 Submission of Matters to a Vote of Security Holders  . . . . . . . 22

ITEM 6 Exhibits and Reports on Form 10-Q  . . . . . . . . . . . . . . . . 22



Signatures  .  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

AMCORE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                                   SEPTEMBER 30,       DECEMBER 31,
(in thousands, except per share data)                                                                   1998                1997
===================================================================================================================================
ASSETS        Cash and cash equivalents..........................................................     $117,737            $105,218
              Interest earning deposits in banks.................................................       12,849               2,206
              Federal funds sold and other short-term investments................................        2,907                 633
              Loans held for sale................................................................       35,262              29,869
              Securities available for sale......................................................    1,391,186           1,441,593
              Securities held to maturity (fair value of $ 17,021 in 1998; $ 15,611 in 1997).....       16,775              15,423
                                                                                                  ---------------------------------
                  Total securities ..............................................................   $1,407,961          $1,457,016
              Loans and leases, net of unearned income...........................................    2,332,510           1,962,674
              Allowance for loan and lease losses................................................      (25,935)            (19,908)
                                                                                                  ---------------------------------
                  Net loans and leases...........................................................   $2,306,575          $1,942,766
              Premises and equipment, net .......................................................       58,201              54,774
              Intangible assets, net.............................................................       18,045              12,168
              Other real estate owned............................................................        1,715               1,668
              Other assets.......................................................................       77,424              61,372
                                                                                                  ---------------------------------
                  TOTAL ASSETS...................................................................   $4,038,676          $3,667,690
                                                                                                  =================================


LIABILITIES   LIABILITIES
    AND       Deposits:
STOCKHOLDERS'   Demand deposits..................................................................   $1,038,289            $915,954
   EQUITY       Savings deposits.................................................................      181,945             170,882
                Other time deposits..............................................................    1,580,888           1,440,207
                                                                                                  ---------------------------------
                   Total deposits................................................................   $2,801,122          $2,527,043
              Short-term borrowings..............................................................      541,186             647,509
              Long-term borrowings ..............................................................      315,620             159,125
              Other liabilities..................................................................       54,772              46,537
                                                                                                  ---------------------------------
                   TOTAL LIABILITIES.............................................................   $3,712,700          $3,380,214
                                                                                                  ---------------------------------


              STOCKHOLDERS' EQUITY
              Preferred stock, $1 par value:  authorized 10,000,000 shares; none issued.........    $        -          $        -
              Common stock, $.22 par value:  authorized 45,000,000 shares;
                                                             September 30,       December 31,
                                                                 1998               1997
                                                                 ----               ----
                                       Issued                 29,593,495         27,681,138
                                       Outstanding            29,019,845         26,922,604              6,572               6,152
              Additional paid-in capital.........................................................       76,977              73,262
              Retained earnings .................................................................      240,142             206,235
              Deferred compensation for non-employee directors...................................       (1,675)             (1,478)
              Treasury stock ....................................................................       (3,642)             (5,069)
              Accumulated other comprehensive income.............................................        7,602               8,374
                                                                                                  ---------------------------------
                   TOTAL STOCKHOLDERS' EQUITY....................................................     $325,976            $287,476
                                                                                                  ---------------------------------
                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................   $4,038,676          $3,667,690
                                                                                                  =================================

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                        FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                                                        ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
(in thousands, except per share data)                                                    1998       1997         1998       1997
===================================================================================================================================
  INTEREST   Interest and fees on loans and leases.................................    $50,163    $42,297     $141,746    $121,899
   INCOME    Interest on securities:
               Taxable.............................................................     19,410     20,637       60,221      56,312
               Tax-exempt..........................................................      4,417      4,239       13,183      12,050
                                                                                    ----------------------   ----------------------
                  TOTAL INCOME FROM SECURITIES.....................................    $23,827    $24,876      $73,404     $68,362
                                                                                    ----------------------   ----------------------

             Interest on federal funds sold and other short-term investments.......       $176        $80         $308        $375
             Interest and fees on loans held for sale..............................        695        415        2,093       1,040
             Interest on deposits in banks.........................................        118         40          263          71
                                                                                    ----------------------   ----------------------
                  TOTAL INTEREST INCOME............................................    $74,979    $67,708     $217,814    $191,747
                                                                                    ----------------------   ----------------------

  INTEREST   Interest on deposits..................................................    $30,354    $26,091      $86,839     $74,044
  EXPENSE    Interest on short-term borrowings.....................................      8,567     11,020       27,526      28,396
             Interest on long-term borrowings......................................      4,672      2,555       11,892       6,675
                                                                                    ----------------------   ----------------------
                  TOTAL INTEREST EXPENSE...........................................    $43,593    $39,666     $126,257    $109,115
                                                                                    ----------------------   ----------------------

                  NET INTEREST INCOME..............................................    $31,386    $28,042      $91,557     $82,632
             Provision for loan and lease losses...................................      2,226      2,673        6,013       6,524
                                                                                    ----------------------   ----------------------
                  NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES....    $29,160    $25,369      $85,544     $76,108
                                                                                    ----------------------   ----------------------

             Trust and asset management income.....................................     $6,280     $3,854      $17,534     $11,575
NON-INTEREST Service charges on deposits...........................................      2,447      2,011        6,496       5,942
   INCOME    Mortgage revenues.....................................................      2,553      1,762        7,628       4,040
             Insurance revenues....................................................        620        364        1,504       1,164
             Other.................................................................      2,109      2,596        6,601       9,587
                                                                                    ----------------------   ----------------------
                  NON-INTEREST INCOME, EXCLUDING NET REALIZED SECURITY GAINS.......    $14,009    $10,587      $39,763     $32,308
             Net realized security gains...........................................        577        574        1,660       1,588
                                                                                    ----------------------   ----------------------
                  TOTAL NON-INTEREST INCOME........................................    $14,586    $11,161      $41,423     $33,896

             Compensation expense..................................................    $13,236    $11,475      $38,639     $35,417
 OPERATING   Employee benefits.....................................................      3,086      2,743        9,888       8,948
  EXPENSES   Net occupancy expense.................................................      1,736      1,634        5,093       5,252
             Equipment expense.....................................................      2,019      1,822        6,143       9,002
             Professional fees.....................................................      1,243        699        4,662       5,029
             Advertising and business development..................................        849        675        2,643       2,124
             Amortization of intangible assets.....................................        649        560        1,920       1,659
             Other.................................................................      6,179      4,761       19,847      16,652
                                                                                    ----------------------   ----------------------
                  TOTAL OPERATING EXPENSES.........................................    $28,997    $24,369      $88,835     $84,083
                                                                                    ----------------------   ----------------------

             Income Before Income Taxes............................................    $14,749    $12,161      $38,132     $25,921
             Income taxes..........................................................      3,871      3,114        9,919       6,603
                                                                                    ----------------------   ----------------------
                  NET INCOME.......................................................    $10,878     $9,047      $28,213     $19,318
                                                                                    ----------------------   ----------------------

             BASIC EARNINGS PER COMMON SHARE.......................................      $0.37      $0.34        $0.99       $0.72
             DILUTED EARNINGS PER COMMON SHARE.....................................       0.37       0.33         0.98        0.71
             DIVIDENDS PER COMMON SHARE............................................       0.14       0.12         0.40        0.33
             AVERAGE COMMON SHARES OUTSTANDING.....................................     29,028     26,882       28,398      26,836
             AVERAGE DILUTED SHARES OUTSTANDING....................................     29,560     27,503       28,930      27,389

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                          Additional
                                                                                               Common      Paid-in      Retained
(in thousands, except share data)                                                               Stock      Capital      Earnings
                                                                                            -------------------------------------
Balance at December 31, 1996...............................................................    $6,134      $68,047      $191,485
                                                                                            -------------------------------------

  Comprehensive Income:
          Net income.......................................................................       -           -           28,664

              Unrealized holding gains on securities available for sale arising
                during the period..........................................................       -           -            -
              Less reclassification adjustment for realized gains included in net income...       -           -            -
                                                                                            -------------------------------------
          Net unrealized gains (losses) on securities available for sale...................       -           -            -
                                                                                            -------------------------------------

  Comprehensive Income.....................................................................       -           -           28,664
                                                                                            -------------------------------------

  Cash dividends on common stock-$.45 per share............................................       -           -          (12,130)
  Purchase of AMCORE Bank Belleville minority interest.....................................       -          1,768        (1,784)
  Purchase of 53,000 shares for the treasury...............................................       -           -            -
  Three-for-two stock split fractional share payments .....................................       -            (18)        -
  Reissuance of 18,486 treasury shares for Non-Employee
    Directors stock plan...................................................................       -            244         -
  Issuance of 16,377 common shares for directors stock plan................................         4          106         -
  Deferred compensation expense............................................................       -           -            -
  Reissuance of 264,600 treasury shares under stock option plans...........................       -          2,678         -
  Reissuance of 2,457 treasury shares for employee incentive plans.........................       -             21         -
  Issuance of 63,743 common shares for employee incentive plan.............................        14          416         -
                                                                                            -------------------------------------
Balance at December 31, 1997...............................................................    $6,152      $73,262      $206,235
                                                                                            -------------------------------------

  Comprehensive Income:
          Net income.......................................................................       -           -           28,213

              Unrealized holding gains on securities available for sale arising
                during the period..........................................................       -           -            -
              Less reclassification adjustment for realized gains included in net income...       -           -            -
                                                                                            -------------------------------------
          Net unrealized gains (losses) on securities available for sale...................       -           -            -
                                                                                            -------------------------------------

  Comprehensive Income.....................................................................       -           -           28,213
                                                                                            -------------------------------------

  Cash dividends on common stock-$.40 per share............................................       -           -          (11,380)
  Purchase of 349,475 shares for the treasury..............................................       -           -            -
  Reissuance of 22,577 treasury shares for Non-Employee
    Directors stock plan...................................................................       -            283         -
  Deferred compensation expense............................................................       -           -            -
  Reissuance of 239,575 treasury shares under stock option plans...........................       -            257         -
  Reissuance of 2,105 treasury shares for employee incentive plans.........................       -           -            -
  Issuance of 1,912,357 common shares for Midwest Federal Financial Corp...................       420        2,314        17,074
  Reissuance of 270,139 treasury shares for Investors Management Group Ltd.................       -            680         -
  Repayment of ESOP loan...................................................................       -            181         -
                                                                                            -------------------------------------
Balance at September 30, 1998..............................................................    $6,572      $76,977      $240,142
                                                                                            =====================================

                                                                              Deferred                 Accumulated
                                                                            Compensation                  Other           Total
                                                                            Non-Employee   Treasury   Comprehensive   Stockholders'
(in thousands, except share data)                                            Directors      Stock      Income (1)        Equity
                                                                            -------------------------------------------------------
Balance at December 31, 1996...............................................   ($1,382)     ($4,908)     ($1,956)         $257,420
                                                                            ------------------------------------------------------

  Comprehensive Income:
          Net income.......................................................      -            -             -              28,664

              Unrealized holding gains on securities available for sale
                arising during the period..................................      -            -          14,528            14,528
              Less reclassification adjustment for realized gains included
                in net income..............................................      -            -          (4,198)           (4,198)
                                                                            ------------------------------------------------------
          Net unrealized gains (losses) on securities available for sale...      -            -          10,330            10,330
                                                                            ------------------------------------------------------

  Comprehensive Income.....................................................      -            -          10,330            38,994
                                                                            ------------------------------------------------------

  Cash dividends on common stock-$.45 per share............................      -            -             -             (12,130)
  Purchase of AMCORE Bank Belleville minority interest.....................                                                   (16)
  Purchase of 53,000 shares for the treasury...............................      -          (1,327)         -              (1,327)
  Three-for-two stock split fractional share payments .....................      -            -             -                 (18)
  Reissuance of 18,486 treasury shares for Non-Employee
    Directors stock plan...................................................      (356)         112          -                   -
  Issuance of 16,377 common shares for directors stock plan................      (110)        -             -                   -
  Deferred compensation expense............................................       370         -             -                 370
  Reissuance of 264,600 treasury shares under stock option plans...........      -           1,035          -               3,713
  Reissuance of 2,457 treasury shares for employee incentive plans.........      -              19          -                  40
  Issuance of 63,743 common shares for employee incentive plan.............      -            -             -                 430
                                                                            ------------------------------------------------------
Balance at December 31, 1997...............................................   ($1,478)     ($5,069)     $18,704          $297,806
                                                                            ------------------------------------------------------

  Comprehensive Income:
          Net income.......................................................      -            -             -              28,213

              Unrealized holding gains on securities available for sale
                arising during the period..................................      -            -             710               710
              Less reclassification adjustment for realized gains
                included in net income.....................................      -            -          (1,660)           (1,660)
                                                                            ------------------------------------------------------
          Net unrealized gains (losses) on securities available for sale...      -            -            (950)             (950)
                                                                            ------------------------------------------------------

  Comprehensive Income.....................................................      -            -            (950)           27,263
                                                                            ------------------------------------------------------

  Cash dividends on common stock-$.40 per share............................      -            -             -             (11,380)
  Purchase of 349,475 shares for the treasury..............................      -          (8,678)         -              (8,678)
  Reissuance of 22,577 treasury shares for Non-Employee
    Directors stock plan...................................................      (586)         303          -                   -
  Deferred compensation expense............................................       389         -             -                 389
  Reissuance of 239,575 treasury shares under stock option plans...........      -           3,519          -               3,776
  Reissuance of 2,105 treasury shares for employee incentive plans.........      -              41          -                  41
  Issuance of 1,912,357 common shares for Midwest Federal Financial Corp...      -            -             178            19,986
  Reissuance of 270,139 treasury shares for Investors Management Group Ltd.      -           6,242          -               6,922
  Repayment of ESOP loan...................................................      -            -             -                 181
                                                                            ------------------------------------------------------
Balance at September 30, 1998..............................................   ($1,675)     ($3,642)     $16,982          $335,356
                                                                            ======================================================

(1) Net unrealized gain (loss) on securities available for sale, net of taxes.

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
(in thousands)                                                                          1998           1997
============================================================================================================
  CASH FLOWS   Net income..........................................................   $28,213        $19,318
     FROM      Adjustments to reconcile net income to net
  OPERATING      cash provided by operating activities:
  ACTIVITIES        Depreciation and amortization of premises and equipment........     5,118          6,027
                    Amortization and accretion of securities, net..................     6,892          1,492
                    Provision for loan and lease losses............................     6,013          6,524
                    Amortization of intangible assets..............................     1,920          1,659
                    Net realized security gains....................................    (1,660)        (1,588)
                    Deferred income taxes..........................................     4,416         (2,716)
                    Originations of loans held for sale............................  (318,416)      (148,957)
                    Proceeds from sales of loans held for sale.....................   314,880        141,332
                    Other, net.....................................................     1,511          2,279
                                                                                    -------------------------
                       NET CASH PROVIDED BY OPERATING ACTIVITIES...................   $48,887        $25,370
                                                                                    -------------------------

  CASH FLOWS   Proceeds from maturities of securities available for sale...........  $340,163       $144,897
     FROM      Proceeds from maturities of securities held to maturity.............     1,275          8,262
  INVESTING    Proceeds from sales of securities available for sale................   277,177        213,326
  ACTIVITIES   Purchase of securities held to maturity.............................    (3,893)       (14,197)
               Purchase of securities available for sale...........................  (546,923)      (646,835)
               Net (increase) decrease in federal funds sold
                  and other short-term investments.................................    (2,274)        20,289
               Proceeds from the sale of credit card receivables...................     5,756         15,457
               Proceeds from the sale of consumer finance loans and leases.........     4,908          1,798
               Net increase in interest earning deposits in banks..................   (10,638)          (876)
               Loans made to customers and principal collection of loans, net......  (212,859)      (118,246)
               Premises and equipment expenditures, net............................    (4,307)        (4,221)
               Investment in company owned life insurance..........................   (10,630)        (1,816)
               Proceeds from the sale of other real estate.........................     2,294            790
               Net cash and cash equivalents acquired through acquisitions.........     5,763              -
                                                                                    -------------------------
                       NET CASH REQUIRED FOR INVESTING ACTIVITIES.................. ($154,188)     ($381,372)
                                                                                    -------------------------

  CASH FLOWS   Net increase (decrease) in demand deposits and savings accounts.....   $59,252          ($239)
     FROM      Net increase in time deposits.......................................    51,226        121,157
  FINANCING    Net (decrease) increase in short-term borrowings....................  (110,723)       198,619
  ACTIVITIES   Proceeds from long-term borrowings..................................   134,800         59,571
               Payment of long-term borrowings.....................................      (494)       (15,210)
               Dividends paid......................................................   (11,380)        (8,896)
               Issuance of common stock for employee incentive plans...............         -            430
               Issuance of treasury stock for employee incentive plans.............     3,817          2,715
               Purchase of treasury stock..........................................    (8,678)             -
                                                                                   --------------------------
                       NET CASH PROVIDED BY FINANCING ACTIVITIES...................  $117,820       $358,147
                                                                                   --------------------------
               Net change in cash and cash equivalents.............................   $12,519         $2,145
               Cash and cash equivalents:
                 Beginning of year.................................................   105,218        105,347
                                                                                   --------------------------
                 End of period.....................................................  $117,737       $107,492
                                                                                   ==========================

 SUPPLEMENTAL  Cash payments for:
DISCLOSURES OF   Interest paid to depositors.......................................   $85,884        $73,699
  CASH FLOW      Interest paid on borrowings.......................................    39,866         32,986
 INFORMATION     Income taxes paid.................................................     8,517          8,503

   NON-CASH    Other real estate acquired in settlement of loans...................     2,291          1,437
  ACTIVITIES   Common stock issued for Midwest Federal Financial Corp..............    19,986              -
               Treasury stock issued for Investors Management Group, Ltd...........     6,922              -
               Transfer of held to maturity securities to available for sale.......         -         31,018

See accompanying notes to consolidated financial statements.

                             AMCORE FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles. These financial statements include, however, all adjustments (consisting of normal recurring accruals), which in the opinion of management, are considered necessary for the fair presentation of the financial position and results of operations for the periods shown.

The consolidated financial statements and the financial information have not been restated to reflect the merger with Midwest Federal Financial Corp. ("Midwest") on March 27, 1998, which was accounted for using the pooling of interests method. Prior period restatement is not required for Midwest because of its size relative to AMCORE. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the "Company") for the year ended December 31, 1997.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is based on dividing net income by the weighted average number of shares of common stock outstanding. The weighted average common shares outstanding were 29,028,000 and 26,882,000 for the three months ended September 30 1998 and 1997, respectively, and 28,398,000 and 26,836,000 for the nine months ended September 30, 1998 and 1997, respectively. Diluted earnings per share reflects the potential dilution using the treasury stock method that could occur if stock options granted pursuant to incentive stock plans were exercised or converted into common stock therefore sharing in the earnings of the Company. The weighted average diluted shares outstanding were 29,560,000 and 27,503,000 for the three months ended September 30, 1998 and 1997 respectively, and 28,930,000 and 27,389,000 for the nine months ended September 30, 1998 and 1997, respectively. Prior year's earnings per share amounts have been restated to give effect to the 1997 mergers accounted for as a pooling of interests requiring restatement and the three-for-two stock split on September 17, 1997.

NOTE 3 - SECURITIES

A summary of securities at September 30, 1998 and December 31, 1997 were as follows:

                                                                   Gross         Gross
                                                Amortized       Unrealized     Unrealized        Fair
                                                   Cost            Gains         Losses          Value
                                              ----------------------------------------------------------
                                                                      (in thousands)
At September 30, 1998
   Securities Available for Sale:
     U.S. Treasury                                 $75,027        $1,436            ($1)         $76,462
     U.S. Government agencies                      130,045         1,145             (2)         131,188
     Agency mortgage-backed securities             697,122         9,094        (13,793)         692,423
     State and political subdivisions              341,121        15,207            (64)         356,264
     Corporate obligations and other               135,243           685         (1,079)         134,849
                                              -----------------------------------------------------------
        Total Securities Available for Sale     $1,378,558       $27,567       ($14,939)      $1,391,186
                                              ===========================================================


   Securities Held to Maturity:
     U.S. Treasury                                  $1,554           $20      -                   $1,574
     U.S. Government agencies                           27            -                -              27
     State and political subdivisions               15,193           268            (42)          15,419
     Corporate obligations and other                     1            -                -               1
                                              -----------------------------------------------------------
        Total Securities Held to Maturity          $16,775          $288           ($42)         $17,021
                                              -----------------------------------------------------------
                  Total Securities              $1,395,333       $27,855       ($14,981)      $1,408,207
                                              ===========================================================

At December 31, 1997
   Securities Available for Sale:
     U.S. Treasury                                $104,132          $836           ($84)        $104,884
     U.S. Government agencies                      267,696           938           (833)         267,801
     Agency mortgage-backed securities             586,285         5,651         (1,948)         589,988
     State and political subdivisions              316,028        10,069           (189)         325,908
     Corporate obligations and other               153,501           458           (947)         153,012
                                              -----------------------------------------------------------
        Total Securities Available for Sale     $1,427,642       $17,952        ($4,001)      $1,441,593
                                              ===========================================================

   Securities Held to Maturity:
     U.S. Treasury                                  $1,554            $7      -                   $1,561
     State and political subdivisions               13,866           207            (26)          14,047
     Corporate obligations and other                     3               -             -               3
                                              -----------------------------------------------------------
        Total Securities Held to Maturity          $15,423          $214           ($26)         $15,611
                                              -----------------------------------------------------------
                  Total Securities              $1,443,065       $18,166        ($4,027)      $1,457,204
                                              ===========================================================

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

Several of the Company's subsidiary banks borrow from the Federal Home Loan Bank
(FHLB) in connection with the purchase of mortgage-backed securities. The current balance of these borrowings is $302,346,000 with an average maturity of
6.4 years, and a weighted average borrowing rate of 5.36%.

Other long-term borrowings include a non-interest bearing note requiring annual payments of $444,000 through 2002. The note was discounted at an interest rate of 8.0%

Scheduled reductions of long-term borrowings are as follows:
==========================================================================
(in thousands)                                                 Total
--------------------------------------------------------------------------
1998 . . . . . . . . . . . . . . . . . . . . . . . . . .     $  24,987
1999 . . . . . . . . . . . . . . . . . . . . . . . . . .        28,969
2000 . . . . . . . . . . . . . . . . . . . . . . . . . .        35,598
2001 . . . . . . . . . . . . . . . . . . . . . . . . . .           498
2002 . . . . . . . . . . . . . . . . . . . . . . . . . .        65,763
Thereafter . . . . . . . . . . . . . . . . . . . . . . .       188,105
--------------------------------------------------------------------------
     SUB-TOTAL . . . . . . . . . . . . . . . . . . . . .      $343,920
Less current portion of FHLB borrowings  . . . . . . . .       (28,300)
--------------------------------------------------------------------------
     TOTAL LONG-TERM BORROWINGS  . . . . . . . . . . . .      $315,620
==========================================================================

                             AMCORE FINANCIAL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's discussion and analysis focuses on the significant factors which affected AMCORE Financial, Inc. and subsidiaries ("AMCORE") Consolidated Balance Sheet as of September 30, 1998 as compared to December 31, 1997 and the results of operations for the three and nine months ended September 30, 1998 as compared to the same periods in 1997. This discussion is intended to be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

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

OVERVIEW OF OPERATIONS

AMCORE's net income for the three months ended September 30, 1998 was $10.9 million, an increase of $1.9 million or 20.2% from the $9.0 million in the 1997 comparable period. The earnings for the nine months ended September 30, 1998 were $28.2 million, an increase of $8.9 million or 46.0% from the $19.3 million reported in 1997. Net income from operations, which excludes $3.3 million of after-tax merger related charge in the first quarter of 1998 and $6.4 million of after-tax charges related to the Wisconsin bank mergers and the outsourcing of core bank data processing in the second quarter of 1997, was $31.5 million and $25.8 million for the nine months ended September 30, 1998 and 1997, respectively. This represents an increase of $5.7 million or 22.4% in net income from operations, when comparing the first nine months of 1998 and 1997.

Diluted earnings per share were $0.37 and $0.98 for the three and nine month periods ended September 30, 1998. Diluted earnings per share increased $0.04 or 12.1% when comparing the third quarter of 1998 and 1997, respectively. Diluted earnings per share from operations for the nine months ended September 30, 1998 and 1997 were $1.09 and $0.94, respectively, an increase of $0.15 or 16.0%.

AMCORE's return on equity from operations increased to 13.44% in the third quarter of 1998 when compared to 13.16% for the same period in 1997. The third quarter return on assets from operations also increased to 1.06% in 1998 versus 0.99% in 1997.

The primary factors contributing to the improved operating earnings performance in the third quarter included increases in net interest income resulting from average earning asset growth of 11.7% and non-interest income growth mainly from trust and asset management income.

On January 28, 1998, AMCORE completed the sale of the satellite dish receivables (approximately $14.0 million) which were transferred to held for sale at year-end 1997.

On February 17, 1998, AMCORE completed its merger with Investors Management Group, LTD ("IMG") of Des Moines, Iowa. AMCORE issued 270,139 shares at closing with additional shares to be issued contingent upon IMG's future performance. IMG is Iowa's largest independent asset management firm with more than $1.6 billion of assets under management. IMG's expertise in fixed income securities will complement AMCORE's equity management skills. Including the Vintage family of mutual funds, assets under management now total over $4.3 billion. The transaction was accounted for using the purchase method of accounting.

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

On October 21, 1998, AMCORE announced that the executive committee of the Board of Directors has authorized the repurchase of up to five percent of its common stock. The repurchased shares will become treasury shares and will be used for general corporate purposes, including the issuance of shares in connection with AMCORE's stock option and other employee benefit plans.

Year 2000 compliance involves significant business risks to AMCORE. Non-compliance could result in systems failure or miscalculations causing disruptions in operations including: a temporary inability to process transactions, send invoices or statements, or engage in normal business activities. Additionally, AMCORE is subject to risk that its customers, particularly loan customers, and third parties with whom AMCORE has business transactions may fail to be a Year 2000 compliant.

AMCORE has established a project team to prepare for the year 2000. The outsourcing of the core mainframe system to ALLTEL during 1998 is expected to address the primary operating systems of AMCORE. AMCORE has taken an active approach toward addressing this issue, and is currently in the process of assessing its information systems, testing and validating in-house systems, and obtaining validation and certification of outside systems in an effort to identify and correct potential problems in advance of the year 2000. The testing of all mission critical system is in process and is scheduled to be completed by December 31,1998. At this point, the internal costs associated with the year 2000 during 1998 and 1999 are estimated at approximately $2.5 million of which $1.4 million is for replacement hardware and software. These items are not anticipated to have a material impact on future performance. Approximately $500,000 has been expensed during the first nine months of 1998. Contingency plans for certain Year 2000 risks not within the Company's direct control are being developed.

AMCORE continues to be "well capitalized" as defined by regulatory guidelines. At September 30, 1998, the Company's total capital to risk weighted assets was 13.98%.

EARNINGS ANALYSIS

The analysis below discusses by major components the changes in net income when comparing the three and nine months ended September 30, 1998 and 1997.

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

                                                   For the Three Months        For the Nine Months
                                                    Ended September 30          Ended September 30
                                              ------------------------------------------------------
                                                     1998          1997          1998         1997
                                              ======================================================
Interest Income Book Basis                          $74,979       $67,708      $217,814     $191,747
Taxable Equivalent Adjustment                         2,570         2,392         7,527        6,807
                                              ------------------------------------------------------

Interest Income Taxable Equivalent Basis             77,549        70,100       225,341      198,554
Interest Expense                                     43,593        39,666       126,257      109,115
                                              ------------------------------------------------------

Net Interest Income Taxable Equivalent Basis
                                                    $33,956       $30,434       $99,084      $89,439
                                              ======================================================

Net interest income on a fully taxable equivalent basis increased $3.5 million or 11.6% during the third quarter of 1998 over the same period in 1997. The improvement in net interest income results mainly from a 11.7% increase in average earning assets.

The growth in average earning assets can be attributed primarily to strong loan growth. Average loans increased $393.8 million or 20.7% when comparing the third quarters of 1998 and 1997. The Midwest acquisition accounted for $178.8 million of the growth in average loans. Excluding this acquisition, average loans increased 11.3%.

An investment leveraging program, which is designed to better utilize capital, averaged approximately $872.5 million an increase of $25.1 million from the third quarter of 1997. The program is funded primarily through the use of repurchase agreements, Federal Home Loan Bank borrowings and wholesale deposits. The proceeds of these borrowings are invested principally in mortgage-backed and U.S. government agency securities. This program contributed approximately $2.8 million to net interest income during the third quarter of 1998, a decrease of $547,000 when compared to the same period in 1997. The income from this program declined as the spread decreased due to prepayments on mortgage-backed securities while funding costs remained relatively flat. This trend is anticipated to continue for the remainder of 1998. Prepayments on mortgage-backed securities and the continuation of an interest rate environment which is unfavorable for reinvestment is anticipated to cause a decline in the size of this program as it relates to volume and interest income.

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

As the table below indicates, the interest rate spread decreased 2 basis points to 2.89% in the third quarter of 1998 when compared to the 2.91% during the same period in 1997. The net interest margin was 3.52% during the third quarter of both 1998 and 1997. The interest rate spread on the investment securities included in the investment leveraging program was 126 and 155 basis points for the quarters ended September 30, 1998 and 1997, respectively. The interest rate spread on all other earning assets was 3.39% and 3.38% during the comparable periods. As a result, the performance of the leveraging program accounted for the decline in the interest rate spread.

The net interest margin spread and interest rate margin were 2.87% and 3.52% for the first nine months of 1998, respectively. These represent a decrease of 12 and 10 basis points when compared to the same period in 1997.

                                                            Quarter Ended                              Quarter Ended
                                                          September 30, 1998                        September 30, 1997
                                                 ----------------------------------       --------------------------------------
                                                 Average                    Average       Average                        Average
                                                 Balance        Interest     Rate         Balance         Interest         Rate
                                                 -------        --------    -------       -------         --------       -------
Assets
------
Interest-Earning Assets:
     Taxable securities                         $1,146,254       $19,410     6.77%      $1,204,672         $20,637        6.85%
     Tax-exempt securities (1)                     349,523         6,842     7.83%         308,275           6,543        8.49%
                                                -------------------------------------------------------------------------------
          Total Securities (2)                   1,495,777        26,252     7.02%       1,512,947          27,180        7.19%
     Loans held for sale (3)                        25,892           398     6.15%          13,538             238        7.03%
     Loans (1) (4)                               2,291,383        50,309     8.67%       1,897,633          42,406        8.89%
     Other earning assets                           22,993           293     4.99%           9,633              99        4.07%
     Fees on mortgage loans held for sale (3)            -           297        -                -             177           -
                                                ----------    ----------    ------      ----------      ----------        -----
          Total Interest-Earning Assets         $3,836,045       $77,549     8.02%      $3,433,751         $70,100        8.14%
Noninterest-Earning Assets:
     Cash and due from banks                        86,354                                  88,550
     Other assets                                  157,648                                 130,827
     Allowance for loan losses                     (25,262)                                (20,411)
                                                ----------                              ----------
          Total Assets                          $4,054,785                              $3,632,717
                                                ==========                              ==========

Liabilities and Stockholders' Equity
------------------------------------
Interest-Bearing Liabilities:
     Interest-bearing demand and savings
      deposits                                    $883,595        $7,010     3.15%        $733,552          $4,192        2.29%
     Time deposits                               1,578,955        23,344     5.87%       1,402,316          21,899        6.26%
                                                ----------    ----------    ------      ----------      ----------        -----
          Total interest-bearing deposits        2,462,550        30,354     4.89%       2,135,868          26,091        4.90%
     Short-term borrowings                         592,642         8,567     5.67%         755,351          11,020        5.78%
     Long-term debt                                307,038         4,672     6.04%         139,420           2,555        7.35%
                                                ----------    ----------    ------      ----------      ----------        -----
     Total Interest-Bearing Liabilities         $3,362,230       $43,593     5.13%      $3,030,639         $39,666        5.23%
Noninterest-Bearing Liabilities:
     Demand deposits                               318,143                                 285,716
     Other liabilities                              53,388                                  43,541
                                                ----------                              ----------
          Total Liabilities                     $3,733,761                              $3,359,896
Stockholders' Equity                               321,024                                 272,821
                                                ----------                              ----------
          Total Liabilities and
          Stockholders' Equity                  $4,054,785                              $3,632,717
                                                ==========                              ==========
          Net Interest Income                                    $33,956                                   $30,434
                                                                 =======                                   =======

          Net Interest Spread                                                2.89%                                        2.91%
                                                                             ====                                         ====

          Interest Rate Margin                                               3.52%                                        3.52%
                                                                             ====                                         ====

Notes:
         (1) The interest on tax-exempt investment securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.

         (2) The average balances of the investments are based on amortized historical cost.

         (3) The yield-related fees recognized from the origination of mortgage loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.

         (4) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees.

                                                          Nine Months Ended                         Nine Months Ended
                                                          September 30, 1998                        September 30, 1997
                                                 ----------------------------------       --------------------------------------
                                                 Average                    Average       Average                        Average
                                                 Balance        Interest     Rate         Balance         Interest         Rate
                                                 -------        --------    -------       -------         --------       -------
Assets
------
Interest-Earning Assets:
     Taxable securities                         $1,182,795        $60,221    6.79%      $1,122,400          $56,312       6.69%
     Tax-exempt securities (1)                     340,649         20,282    7.94%         284,412           18,538       8.69%
                                                -------------------------------------------------------------------------------
          Total Securities (2)                   1,523,444         80,503    7.05%       1,406,812           74,850       7.10%
     Loans held for sale (3)                        27,470          1,334    6.47%          11,125              586       7.02%
     Loans (1) (4)                               2,158,692        142,174    8.74%       1,843,032          122,218       8.80%
     Other earning assets                           14,257            571    5.28%          11,217              446       5.24%
     Fees on mortgage loans held for sale (3)            -            759       -                -              454          -
                                                ----------     ----------   ------      ----------       ----------       -----
          Total Interest-Earning Assets         $3,723,863       $225,341    8.04%      $3,272,186         $198,554       8.07%
Noninterest-Earning Assets:
     Cash and due from banks                        91,290                                  87,901
     Other assets                                  150,478                                 120,740
     Allowance for loan losses                     (23,469)                                (19,975)
                                                ----------                              ----------
          Total Assets                          $3,942,162                              $3,460,852
                                                ==========                              ==========

Liabilities and Stockholders' Equity
------------------------------------
Interest-Bearing Liabilities:
     Interest-bearing demand and savings
      deposits                                    $834,360        $19,354    3.10%        $724,260          $14,790       2.73%
     Time deposits                               1,527,321         67,485    5.91%       1,350,422           59,254       5.87%
                                                ----------     ----------   ------      ----------       ----------       -----
          Total interest-bearing deposits        2,361,681          86839    4.92%       2,074,682           74,044       4.77%
     Short-term borrowings                         637,758          27526    5.70%         658,692           28,396       5.70%
     Long-term debt                                259,956         11,892    6.12%         131,704            6,675       6.78%
                                                ----------     ----------   ------      ----------       ----------       -----
     Total Interest-Bearing Liabilities         $3,259,395       $126,257    5.17%      $2,865,078         $109,115       5.08%
Noninterest-Bearing Liabilities:
     Demand deposits                               319,958                                 291,190
     Other liabilities                              52,754                                  40,805
                                                ----------                              ----------
          Total Liabilities                     $3,632,107                              $3,197,073
Stockholders' Equity                               310,055                                 263,779
                                                ----------                              ----------
          Total Liabilities and
          Stockholders' Equity                  $3,942,162                              $3,460,852
                                                ==========                              ==========
          Net Interest Income                                     $99,084                                   $89,439
                                                                  =======                                   =======

          Net Interest Spread                                                2.87%                                        2.99%
                                                                             ====                                         ====

          Interest Rate Margin                                               3.52%                                        3.62%
                                                                             ====                                         ====

Notes:
         (1) The interest on tax-exempt investment securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.

         (2) The average balances of the investments are based on amortized historical cost.

         (3) The yield-related fees recognized from the origination of mortgage loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.

         (4) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees.

The level of net interest income is the result of the relationship between total volume and mix of interest-earning assets and the rates earned, and the total volume and mix of interest-bearing liabilities and the rates paid. The rate and volume components associated with interest-earning assets and interest-bearing liabilities are segregated in the table below to analyze the changes in net interest income. Because of changes in the mix of the components of interest-earning assets and interest-bearing liabilities, the computations for each of the components do not equal the calculation for interest-earning assets as a total and interest-bearing liabilities as a total. The table below presents an analysis of the changes in net interest income.

                                                                                  Quarter Ended
                                                                     September 30, 1998 / September 30, 1997
                                                                                 (in thousands)
                                                       --------------------------------------------------------------------
                                                        Increase (Decrease)     Due to Change in           Total Net
                                                          Average Volume          Average Rate        Increase (Decrease)
                                                       --------------------------------------------------------------------
Interest Income:
     Taxable Securities                                               $ (919)                 ($308)               ($1,227)
     Tax-Exempt Securities (1)                                           832                   (533)                   299
                                                       --------------------------------------------------------------------
         Total Securities (2)                                            (87)                  (841)                  (928)
     Mortgage Loans Held for Sale                                        193                    (33)                   160
     Loans (1) (4)                                                     8,327                   (425)                 7,902
     Other Earning Assets                                                166                     28                    194
     Fees on Mortgage Loans Held for Sale (3)                            102                     18                    120
                                                       --------------------------------------------------------------------
         Total Interest-Earning Assets                                $8,256                  ($807)                $7,448
                                                       --------------------------------------------------------------------

Interest Expense:
     Interest-Bearing Demand & Savings Deposits                         $982                 $1,836                 $2,818
     Time Deposits                                                     2,671                 (1,226)                 1,445
                                                       --------------------------------------------------------------------
         Total Interest-Bearing Deposits                               4,083                    180                  4,263
     Short-Term Borrowings                                            (2,361)                   (94)                (2,454)
     Long-Term Debt                                                    2,623                   (506)                 2,117
                                                       --------------------------------------------------------------------
         Total Interest-Bearing Liabilities                           $4,345                  ($420)                $3,926
                                                       --------------------------------------------------------------------

      Net Interest Margin / Net Interest Income (FTE)                 $3,911                  ($387)                $3,522
                                                       ====================================================================

The above table shows the changes in interest income (tax equivalent) and interest expense attributable to volume and rate variances. The change in interest income (tax equivalent) due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

1. The interest on tax-exempt investment securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
2. The average balances of the investments are based on amortized historical cost.
3. The yield-related fees recognized from the origination of mortgage loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
4. The balances of non-accrual loans are included in average loans outstanding. Interest on loans includes yield-related loan fees.

The change in net interest income due to change in average volume when comparing the third quarter of 1998 and 1997 is the result of average loans increasing 20.7%. The positive effect of the growth in higher rate earning assets was offset by a 15.3% increase in average interest bearing deposits.

The portion of the decrease in net interest income attributable to changes in average rate between the third quarter of 1998 and 1997 is due to the yield on earning assets declining 12 basis points while the rate on interest bearing liabilities declined 10 basis points. This occurred as the decline in market rates has had greater impact on earning assets due to repricing and prepayments.

                                                                              For Nine Months Ended
                                                                     September 30, 1998 / September 30, 1997
                                                                                 (in thousands)
                                                       --------------------------------------------------------------------
                                                        Increase (Decrease)     Due to Change in           Total Net
                                                          Average Volume          Average Rate        Increase (Decrease)
                                                       --------------------------------------------------------------------
Interest Income:
     Taxable Securities                                               $3,367                   $542                 $3,909
     Tax-Exempt Securities (1)                                         3,445                 (1,701)                 1,744
                                                       --------------------------------------------------------------------
         Total Securities (2)                                          6,812                 (1,159)                 5,653
     Mortgage Loans Held for Sale                                        797                    (49)                   748
     Loans (1) (4)                                                    19,721                    234                 19,955
     Other Earning Assets                                                122                      3                    125
     Fees on Mortgage Loans Held for Sale (3)                              8                    297                    305
                                                       --------------------------------------------------------------------
         Total Interest-Earning Assets                               $27,546                  $(760)               $26,786
                                                       --------------------------------------------------------------------

Interest Expense:
     Interest-Bearing Demand & Savings Deposits                       $2,410                 $2,154                 $4,564
     Time Deposits                                                     7,813                    418                  8,231
                                                       --------------------------------------------------------------------
         Total Interest-Bearing Deposits                              10,643                  2,152                 12,795
     Short-Term Borrowings                                              (906)                    34                   (871)
     Long-Term Debt                                                    5,925                   (708)                 5,217
                                                       --------------------------------------------------------------------
         Total Interest-Bearing Liabilities                          $15,662                 $1,478                $17,141
                                                       --------------------------------------------------------------------

     Net Interest Margin / Net Interest Income (FTE)                 $11,884                ($2,238)                $9,645
                                                       ====================================================================

The above table shows the changes in interest income (tax equivalent) and interest expense attributable to volume and rate variances. The change in interest income (tax equivalent) due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

1. The interest on tax-exempt investment securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
2. The average balances of the investments are based on amortized historical cost.
3. The yield-related fees recognized from the origination of mortgage loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
4. The balances of non-accrual loans are included in average loans outstanding. Interest on loans includes yield-related loan fees.

The change in net interest income attributable to change in average volume during the first nine months of 1998 is due to average earning assets increasing 13.8%. The growth in earning assets is due to a $315.7 million increase in average loans and a $116.6 million increase in average investment securities. This growth was funded primarily by a $128.3 million increase in average long-term borrowed funds and a $287.0 million increase in average interest bearing deposits.

The decrease in net interest income attributable to rate during the first nine months of 1998 is a result of yield on earning assets decreasing 3 basis points while the rate paid on interest bearing liabilities increased 9 basis points. The 37 basis point increase in the rate paid on interest bearing demand and savings deposits contributed to the increase in the rate paid on average total interest-bearing liabilities. This increase is related to promotional pricing on the new AMDEX money market account which is attractive for customers desiring liquidity or as a FDIC-insured mutual fund alternatives.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $2.2 million during the third quarter of 1998 a decrease of $447,000 or 16.7% from the same period in 1997. The decrease is a result of lower net charge-offs as a percentage of average loans, due primarily to high levels of charge-offs of satellite receivables in 1997. Annualized net charge-offs represented 0.15% of average loans in 1998 versus 0.30% in 1997.

The provision for loan losses for the first nine months of 1998 was $6.0 million a decrease of $511,000 or 7.8% from the same period in 1997, also due to the aforementioned charge-off levels of satellite receivables in 1997. Annualized net charge-offs represented 0.13% of average loans in 1998 versus 0.32% in 1997.

The allowance for loan losses as a percent of total loans was 1.11%, 1.12% and 1.01% as of September 30, 1998 and 1997 and December 31, 1997, respectively. The allowance for loan losses as a percent of non-performing loans was 134.57%, 110.84% and 100.20% as of September 30, 1998 and 1997 and December 31, 1997,
respectively.

NON-INTEREST INCOME

Total non-interest income was $14.6 million in the third quarter of 1998, an increase of $3.4 million or 30.7% from the same period in 1997. Adjusting for the previously mentioned first quarter of 1998 acquisitions of IMG and Midwest, non-interest income would have increased $1.3 million or 11.3%. On a year-to-date basis, the increase in non-interest income is $7.5 million or 22.2%. The first quarter of 1997 included a $1.9 million gain on the sale of most of the company's credit card receivables less a $742,000 reduction in mortgage revenue resulting from the write down of mortgage servicing rights as required by FAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments in Liabilities" which was effective January 1, 1997. Excluding these two 1997 items and the first quarter of 1998 acquisitions of IMG and Midwest, non-interest income for the first nine months of 1998 increased 11.2% over the same period in 1997.

Trust and asset management income increased 62.9% or $2.4 million to total $6.3 million for the third quarter of 1998 versus the same period in 1997. The previously mentioned acquisition of IMG accounted for $1.4 million of the increase. The remaining $1.0 million or 26.1% of the increase is attributable to strong sales efforts and the strength in the investment markets during the first half of 1998. Trust and asset management income is dependent on the level of assets under management and investment performance. The recent volatility in the capital and equity markets could impact the future level of fees. The market value of mutual fund assets increased to $1.1 billion in the Vintage family of funds, an increase of 31.2% from September 30, 1997. A portion of the increase reflects the addition of $146 million of IMG funds to the Vintage family.

Service charges on deposits increased $436,000 or 21.7% to $2.4 million during the third quarter of 1998. Approximately one-half of the increase is attributable to the previously mentioned Midwest acquisition.

Mortgage revenues continued to benefit from the lower level of long term rates which resulted in increased refinancing activity. The third quarter of 1998 included a $791,000 or 44.9% increase in mortgage revenues as originations remained above the $100 million level. Approximately 65% of third quarter originations resulted from refinancing activity, which could be impacted if mortgage rates rise.

Insurance revenues rose $256,000 or 70.3% to $620,000 when compared to the third quarter of 1997. The increase results from higher sales of credit life insurance.

Other income decreased $487,000 due to the sale of the collection agency at year end 1997.

OPERATING EXPENSES

Operating expense totaled $29.0 million during the third quarter of 1998, an increase of $4.6 million or 19.0% from the same period in 1997. Adjusting for the previously mentioned first quarter of 1998 acquisitions of IMG and Midwest, operating expense would have increased $1.9 million or 8.0%. Year-to-date operating expenses increased $4.8 million or 5.7 % as the additional expenses of Midwest and IMG were offset by the decrease in merger and data processing outsourcing charges.

The major category changes for third quarter 1998 versus third quarter 1997 not primarily related to the above mentioned 1998 mergers are detailed below.

Compensation expenses increased $1.8 million or 15.3% when comparing the third quarter of 1998 to the same period in 1997. Excluding the increase in compensation expense related to the previously mentioned 1998 acquisitions of Midwest and IMG compensation expenses increased $602,000 or 5.2%. The remaining increase represents increased staff levels, merit increases, and increased sales commissions.

Professional fees increased $544, 000 or 77.8% when comparing the third quarter of 1998 to the same period in 1997. This increase relates primarily to fees paid to outsourced internal auditors and timing of payments to the new external auditors. A portion of this increase is offset in compensation expenses as a result of reducing internal audit positions.

Other expenses increased $1.4 million or 29.8% when comparing the third quarter of 1998 to the same period in 1997. This increase is the result of an increased valuation allowance for the possible impairment of originated mortgage servicing rights and the first payments to ALLTEL for outsourced Data Processing. If mortgage rates continue to decline, the valuation allowance for possible impairment of originated mortgage servicing rights could be impacted.

INCOME TAXES

Income tax expense for the third quarter of 1998 increased $757,000 to $3.9 million primarily as a result of the increased income before taxes including the effect of the 1997 merger and core bank data processing outsourcing charges. The third quarter of 1998 effective tax rate of 26.2% compares to a 25.6% effective tax rate for the same period in 1997. This increase in effective tax rate is the result of increased non-deductible expenses, primarily intangibles from the IMG acquisition.

BALANCE SHEET REVIEW

Total assets were $4.0 billion at September 30, 1998, an increase of $371.0 million or 10.1% from December 31, 1997. The acquisition of Midwest accounted for $211.0 million of the increase. Total loans and total deposits increased $196.5 million or 13.3% annualized and $109.2 million or 5.8% annualized, respectively, from December 31, 1997 excluding the impact of the Midwest acquisition. Total investments decreased $74.5 million from December 31, 1997 excluding the impact of the Midwest acquisition. This decrease is primarily the result of funding requirements due to the strong loan demand and the unfavorable rate environment for the reinvestment of the mortgage-backed securities. The increase in long term borrowings is the result of replacing maturing short term borrowings.

ASSET QUALITY REVIEW

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses was $25.9 million at September 30, 1998, an increase of $6.0 million from December 31, 1997. The portion of the allowance for loan loss considered unallocated as of September 30, 1998 was $8.8 million. This includes $2.1 million acquired with Midwest. The allowance represented 1.11% of total loans and 134.57% of non-performing loans at September 30, 1998. The comparable ratios were 1.01% and 100.20% at December 31, 1997.

Net charge-offs were $879,000 during the third quarter of 1998 versus $1.4 million for the same quarter of 1997. For the nine months ended September 30, 1998 and 1997 net charge-offs were $2.1 million and $4.4 million, respectively. The decrease of $552,000 for the third quarter and $2.3 million for the nine month period relate primarily to charge-offs of satellite receivables at the consumer finance subsidiary in 1997.

An analysis of the allowance for loan losses as of September 30, 1998 and 1997 is presented below:

                                                     For the Three Months                    For the Nine Months
                                                      Ended September 30                     Ended September 30
                                              ---------------------------------------------------------------------
                                                  1998               1997               1998                1997
                                              =====================================================================
Balance at beginning of period                   $24,588            $20,173            $19,908             $19,295

Charge-Offs:
     Commercial loans & leases                       633                412                966                 600
     Real estate loans                                64                132                262                 426
     Installment loans                               430              1,103              1,626               3,837
     Credit card loans                                89                 70                329                 460
                                              ---------------------------------------------------------------------
                                                   1,216              1,717              3,183               5,323

Recoveries:
     Commercial loans & leases                       154                 32                478                 245
     Real estate loans                                10                 19                 37                  33
     Installment loans                               133                219                456                 584
     Credit card loans                                40                 16                 80                  57
                                              ---------------------------------------------------------------------
                                                     337                286              1,051                 919

Net Charge-Offs                                      879              1,431              2,132               4,404

Provision charged to expense                       2,226              2,673              6,013               6,524

Allowance for loan and lease losses
acquired through merger                                -                  -              2,146                   -

                                              ---------------------------------------------------------------------
Balance at end of period                         $25,935            $21,415            $25,935             $21,415

Ratio of net charge-offs during the period
to average loans outstanding during the
period (1)                                         0.15%              0.30%              0.13%               0.32%
                                              =====================================================================

(1) On an annualized basis

NON-PERFORMING ASSETS

Non-performing assets declined $536,000 or 2.5% from December 31, 1997 to $21.0 million at September 30, 1998. One grain elevator credit represented 15.8% of non-performing assets. Loans classified as non-performing assets as of September 30, 1998 and December 31, 1997 are presented below.

                                                September 30,    December 31,
                                                    1998              1997
                                                ------------------------------
Impaired Loans:
     Non-accrual loans and leases
          Commercial                                $12,275         $10,060
          Real Estate                                 1,561           4,484
     Troubled debt restructurings                         0             377
     Other Non-Performing:
          Non-accrual loans (1)                       5,437           4,947
                                                  ---------------------------
     Total non-performing loans and leases          $19,273         $19,868
                                                  ===========================
     Other real estate owned                          1,727           1,668
                                                  ---------------------------
          Total non-performing assets               $21,000         $21,536
                                                  ===========================

Loans 90 days or more past due and still accruing    $5,123          $3,386

(1) These loans are not considered impaired since they are part of a small balance homogeneous portfolio which are exempt from FAS 114.

CAPITAL MANAGEMENT

Total stockholders' equity was $326.0 million at September 30, 1998, an increase of $38.5 million from December 31, 1997. This includes $17.4 million acquired with Midwest. The book value per share of AMCORE common stock was $11.23 at September 30, 1998. AMCORE declared and paid a dividend per share of $.14 in the third quarter of 1998.

On October 21, 1998, AMCORE announced that the executive committee of the Board of Directors has authorized the repurchase of up to five percent of its common stock. The repurchased shares will become treasury shares and will be used for general corporate purposes, including the issuance of shares in connection with AMCORE's stock option plans and other employee benefit plans.

AMCORE is considered "well capitalized" based on regulatory guidelines. AMCORE's leverage ratio was 8.42% at September 30, 1998. AMCORE's ratio of Tier I capital at 12.98% and total risk based capital of 13.98% significantly exceed the regulatory minimums as indicated in the table below.

                                          September 30, 1998            September 30, 1997
                                          ------------------            ------------------
                                         Amount          Ratio         Amount        Ratio
                                      ======================================================
Tier 1 Capital                            $339,704       12.98%       $300,027      13.61%
Tier 1 Capital Minimum                     104,654        4.00%         88,114       4.00%
                                      ------------------------------------------------------
Amount in Excess of Minimum               $235,050        8.98%       $211,913       9.61%
                                      ======================================================
Total Capital                             $365,639       13.98%       $321,442      14.58%
Total Capital Minimum                      209,308        8.00%        176,253       8.00%
                                      ------------------------------------------------------
Amount in Excess of Minimum               $156,331        5.98%       $145,189       6.58%
                                      ======================================================

Risk Adjusted Assets                    $2,616,344                  $2,204,780
                                      =============              ==============

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

   10.1 Executive Insurance Agreement dated August 10, 1990 between AMCORE Financial, Inc. and the following executives: Kenneth E. Edge, John R. Hecht and James S. Waddell.

     27  Financial Data Schedule

     99  Additional exhibits - Press releases dated October 21, 1998.

    (b) One report on Form 8-K was filed with the Commission on August 27, 1998, announcing the change in independent auditors to KPMG Peat Marwick LLP on August 20, 1998 (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on August 27, 1998).

         One report on Form 8-K/A was filed with the Commission on September 2, 1998, clarifying the change in independent auditors by stating that McGladrey & Pullen, LLP, resigned as independent accountants of AMCORE Financial, Inc. on August 20, 1998 (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on September 2, 1998).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             AMCORE Financial, Inc.

                             (Registrant)



Date: November 16, 1998




                             /s/ John R. Hecht
                             -------------------------------------------
                             John R. Hecht
                             Executive Vice President and Chief
                             Financial Officer
                             (Duly authorized officer of the registrant
                             and principal financial officer)