Form 10-K
period 1998-12-31
AMCORE FINANCIAL INC
filed 1999-03-25
CIK 714756

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            UNITED STATES SECURITIES
                                      AND
                              EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                         Commission file number 0-13393
                      ------------------------------------
                             AMCORE FINANCIAL, INC.

           NEVADA                                                        36-3183870
(State or other jurisdiction                                          (I.R.S. Employer
    of incorporation or                                             Identification No.)
       organization)

 501 Seventh Street, Rockford, Illinois 61104  Telephone Number (815) 968-2241
          Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, $.22 par value
                          Common Stock Purchase Rights
                      ------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes     [ ] No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     As of March 1, 1999, 28,262,466 shares of common stock were outstanding and the aggregate market value of the shares based upon the average of the bid and asked price held by non-affiliates was approximately $593,726,000.
                      ------------------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the 1999 Notice of Annual Meeting and Proxy Statement are incorporated by reference into Part III of the Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             AMCORE FINANCIAL, INC.

                          FORM 10-K TABLE OF CONTENTS

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
PART 1
Item 1   Business....................................................     3
Item 2   Properties..................................................     8
Item 3   Legal Proceedings...........................................     8
Item 4   Submission of Matters to a Vote of Security Holders.........     8
PART II
Item 5   Market for the Registrant's Common Stock and Related
         Stockholder Matters.........................................     9
Item 6   Selected Financial Data.....................................     9
Item 7   Management's Discussion and Analysis of the Results of
         Operations and Financial Condition..........................    10
Item 8   Financial Statements and Supplementary Data.................    30
Item 9   Changes In and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................    63
PART III
Item 10  Directors and Executive Officers of the Registrant..........    63
Item 11  Executive Compensation......................................    63
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................    63
Item 13  Certain Relationships and Related Transactions..............    63
PART IV
Item 14  Exhibits, Financial Statement Schedules and Reports on Form
         8-K.........................................................    64
SIGNATURES...........................................................    66

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     AMCORE Financial, Inc. (AMCORE) is a registered multi-bank holding company incorporated under the laws of the State of Nevada in 1982. The corporate headquarters are located at 501 Seventh Street in Rockford, Illinois. The operations are divided into three business segments: Banking, Trust and Asset Management, and Mortgage Banking. AMCORE owns directly or indirectly all of the outstanding common stock of each of its subsidiaries. AMCORE provides the subsidiaries with advice and counsel on policies and operating matters among other things.

BANKING SEGMENT

     AMCORE directly owns two second tier bank holding companies. Country Bank Shares Corporation (Country) is a three-bank holding company and owns AMCORE Bank N.A., South Central, a nationally chartered bank, AMCORE Bank Clinton, and AMCORE Bank Montello, both state-chartered banks. Midwest Federal Financial Corp. (Midwest) is a one-bank holding company and owns AMCORE Bank Central Wisconsin, a federal stock savings bank. AMCORE also directly owns AMCORE Bank N.A., Rockford (ROCKFORD), AMCORE Bank N.A., Rock River Valley, AMCORE Bank N.A., North Central, AMCORE Bank N.A., Northwest, all nationally chartered banks, and AMCORE Bank Aledo (ALEDO), a state chartered bank. AMCORE also directly owns AMCORE Consumer Finance Company, Inc. (FINANCE), a consumer finance company. The Illinois affiliate banks conduct business at 41 locations throughout northern Illinois, excluding Cook county and the far northwestern counties. The primary service region includes the Illinois cities of Rockford, Elgin, Woodstock, McHenry, Carpentersville, Crystal Lake, Sterling, Dixon, Princeton, Aledo, Rochelle, Ashton, South Beloit, Gridley, Mt. Morris, Mendota, Peru and the surrounding communities. The Wisconsin affiliate banks conduct business at 25 locations throughout south-central Wisconsin. The primary service region includes the Wisconsin cities of Madison, Monroe, Clinton, Argyle, Baraboo, Mt. Horeb, Montello and the surrounding communities.

     Through its bank affiliates, AMCORE provides various personal banking, commercial banking and related financial services. AMCORE also conducts banking business through ten supermarket branches, which gives the customer convenient access to bank services seven days a week.

     Personal Banking - Personal banking services to individuals include demand, savings and time deposit accounts. Loan services include installment loans, mortgage loans, overdraft protection, personal credit lines and credit card programs. AMCORE Vintage Funds, a proprietary family of mutual funds, are also marketed through each affiliate location. The Pinnacle private banking division also markets Vintage Funds and meets other special needs of high net worth individuals. Automated teller machines located throughout AMCORE's market area make banking transactions available to customers when the bank facilities and hours are not convenient. FINANCE provides installment and real estate loans to a segment of the market not served by AMCORE's affiliate banks. FINANCE has also focused its efforts with a "second chance" lending program for loan applicants that have been rejected by the mortgage and banking affiliates, as well as offering small ticket lease financing and other direct financing programs.

     Commercial Banking - A wide range of financial services are provided to commercial and governmental organizations. These services include, among others, lending, deposits, letters of credit and cash management services.

     Other Financial Services - The bank affiliates provide various services to consumers, commercial customers and correspondent banks. Services available include safe deposit box rental, securities safekeeping, foreign currency exchange, lock box and other services.

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

TRUST AND ASSET MANAGEMENT SEGMENT

     AMCORE Investment Group, N.A. (AIG) was converted from a trust company charter to a nationally chartered non-depository bank in 1996 and owns AMCORE Investment Services, Inc. (AIS), Investors Management Group-Rockford (IMGR) previously known as AMCORE Capital Management, Inc., and Investors Management Group-Des Moines (IMG). AIG provides trust services, employee benefit plan and estate administration and various other services to corporations and individuals.

     AIS, a wholly-owned subsidiary of AIG, was incorporated under the laws of the State of Illinois in October 1990 and in July 1991 became a member of the National Association of Security Dealers (NASD). AIS is a full-service brokerage company that offers a full range of investment alternatives including annuities, mutual funds, stocks, bonds and AMCORE's Vintage Mutual Fund family.

     IMGR was incorporated under the laws of the State of Illinois in December 1992 and is a wholly-owned subsidiary of AIG. IMGR manages the assets of AMCORE's Vintage Mutual Fund family, which were introduced in December 1992, as well as trust and other private investor assets.

     IMG was incorporated under the laws of the State of Iowa in June 1992 and became a wholly-owned subsidiary of AIG on February 17, 1998. IMG is an asset management company whose primary clients include mutual funds, insurance companies, banks, retirement plans, foundations, endowments, and individuals. IMG also provides the mutual fund administration for the AMCORE Vintage Mutual Funds.

     AMCORE Insurance Group, Inc. (AIGI) was incorporated under the laws of the State of Illinois in March 1994 and is a wholly-owned subsidiary of ALEDO. AIGI's main office is in South Beloit, Illinois. AIGI obtained approval from the State of Illinois Office of Banks and Real Estate to engage in the insurance agency business, and offers a complete line of commercial and individual insurance products including life, homeowners and automobile insurance.

MORTGAGE SEGMENT

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

INACTIVE

     AMCORE Financial Life Insurance Company (AFLIC), a wholly-owned subsidiary, was incorporated under the laws of the State of Arizona in 1984. Prior to 1998, through AFLIC, AMCORE engaged in reinsuring credit life and accident and health insurance in conjunction with the lending activities of the affiliate banks. In January 1998, AFLIC ceded most of its re-insurance risk to an unaffiliated company. Since January 1998, all new credit life and accidental and health insurance has been written directly with the same unaffiliated company. As such, AFLIC is currently an inactive subsidiary of AMCORE.

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

     See Note 15 for AMCORE's segment financial information.

COMPETITION

     Active competition exists for all services offered by AMCORE's bank and non-bank affiliates with other national and state banks, savings and loan associations, credit unions, finance companies, personal loan companies, brokerage and mutual fund companies, mortgage bankers, insurance agencies, financial advisory services, and other financial institutions serving the affiliates' respective market areas. The principal competitive factors in the banking and financial services industry are quality of services to customers, ease of access to services and pricing of services, including interest rates paid on deposits, interest rates charged on loans, and fees charged for fiduciary and other professional services.

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

EMPLOYMENT

     AMCORE had 1,503 full-time equivalent employees as of March 1, 1999. AMCORE provides a variety of benefit plans to its employees including health, dental, group term life and disability insurance, childcare reimbursement, retirement, profit sharing, 401(k) and flexible spending accounts, stock option, stock purchase and dividend reinvestment plans. AMCORE believes that its relationship with its employees is good.

SUPERVISION AND REGULATION

     AMCORE is subject to regulations under the Bank Holding Company Act of 1956, as amended (the Act), and is registered with the FRB under the Act. AMCORE is required by the Act to file quarterly and annual reports of its operations and such additional information as the FRB may require and is subject, along with its subsidiaries, to examination by the FRB.

     The acquisition of five percent or more of the voting shares or all or substantially all of the assets of any bank by a bank holding company requires the prior approval of the FRB and is subject to certain other federal and state law limitations. The Act also prohibits, with certain exceptions, a holding company from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than banking, managing and controlling banks or furnishing services to banks and their subsidiaries, except that holding companies may engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be "so closely related to banking as to be a proper incident thereto". On August 31, 1993, the FRB approved an amendment to add certain activities and to reduce the burden on bank holding companies that desire to conduct these activities by simplifying the regulatory review process.

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

     AMCORE, Country and Midwest are supervised and examined by the FRB. Nationally-chartered affiliate banks are supervised and regularly examined by the Office of the Comptroller of the Currency (OCC) and are subject to examination by the FRB. The state-chartered affiliate banks are supervised and regularly examined by their state's respective Commissioner of Banks. The federal stock savings bank is supervised and regularly examined by the Office of Thrift Supervision (OTS). In addition, all affiliate banks are subject to periodic examination by the Federal Deposit Insurance Corporation (FDIC).

     AMI is supervised and examined by the FRB and is also licensed and regulated by the State of Illinois Office of Banks and Real Estate (OBR). FINANCE is regulated by the Illinois Department of Financial Institutions. AFLIC is supervised and examined by the Department of Insurance of the State of Arizona. Under Arizona law, investments, capital levels and the level of claim reserves, among other things, are subject to regulation. AIS, IMGR and IMG are supervised and examined by the NASD and are regulated by the Securities and Exchange Commission (SEC). AIGI is supervised and examined by the Department of Insurance of the State of Illinois and is regulated by the OBR.

SUBSIDIARY DIVIDENDS AND CAPITAL

     Legal limitations exist as to the extent to which the bank subsidiaries can lend or pay dividends to AMCORE. The payment of dividends by national banks without prior regulatory approval is limited to the current year's net income plus the adjusted retained net income for the two preceding years. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the FRB and regulations issued by the FDIC and the OCC (collectively "Agencies"). As of December 31, 1998, approximately $44.9 million was available for payment to AMCORE in the form of dividends without prior regulatory approval. The bank subsidiaries are also limited as to the amount they may lend to AMCORE. At December 31, 1998, the maximum amount available to AMCORE in the form of loans approximated $20.3 million.

     In 1990, the FRB established risk-based capital guidelines for bank holding companies. These capital rules require minimum capital levels as a percent of risk-weighted assets. Banking organizations must have minimum capital ratios of 4% and 8% for Tier 1 capital and total capital, respectively. The FRB also established leverage capital requirements intended primarily to establish minimum capital requirements for those banking organizations that have historically invested a significant portion of their funds in low risk assets. Federally supervised banks are required to maintain a minimum leverage ratio of not less than 4%. Refer to the Capital section of Item 7 for a summary of AMCORE's capital ratios as of December 31, 1998 and 1997.

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

     Interest rate sensitivity has a major impact on the earnings of bank affiliates. As market rates change, yields earned on assets may not necessarily move to the same degree as rates paid on liabilities. For this reason, AMCORE attempts to minimize earnings volatility related to fluctuations in interest rates through the use of a formal asset/liability management program and certain off-balance sheet derivative activities. See Item 7 and Note 10 included under
Item 8 for additional discussion of interest rate sensitivity and related derivative activities.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table contains certain information about the executive officers of AMCORE. There are no family relationships between any director or executive officer of AMCORE.

                      NAME                          AGE    PRINCIPAL OCCUPATION WITHIN THE LAST FIVE YEARS
                      ----                          ---    -----------------------------------------------
Robert J. Meuleman..............................    59     President and Chief Executive Officer of AMCORE
                                                           since January 1996. Previously Executive Vice
                                                           President and Chief Operating Officer - Banking
                                                           Subsidiaries of AMCORE from December 1991 to
                                                           December 1995.

Kenneth E. Edge.................................    53     Executive Vice President and Chief Operating
                                                           Officer of AMCORE since April 1997. Previously
                                                           Group Vice President, Banking Subsidiaries from
                                                           June 1995 to April 1997 and Executive Vice
                                                           President of ROCKFORD from July 1992 to June
                                                           1995.

Charles E. Gagnier..............................    64     Executive Vice President, Bank Mergers and
                                                           Acquisitions of AMCORE and Chairman of the
                                                           Board of Directors of ROCKFORD since January
                                                           1997. Previously President and Chief Executive
                                                           Officer of ROCKFORD from January 1992 to
                                                           December 1996.

John R. Hecht...................................    40     Executive Vice President and Chief Financial
                                                           Officer of AMCORE since December 1997.
                                                           Previously Senior Vice President and Chief
                                                           Financial Officer of AMCORE from July 1992 to
                                                           December 1997.

James S. Waddell................................    53     Executive Vice President, Chief Administrative
                                                           Officer and Corporate Secretary of AMCORE since
                                                           January 1994. Previously Senior Vice President
                                                           of Administration of AMCORE from July 1992 to
                                                           January 1994.

Alan W. Kennebeck...............................    52     Group Vice President, AMCORE; President and
                                                           Chief Executive Officer of AIG; and Chief
                                                           Executive Officer of AIS since July 1995. Also
                                                           President of AIS from July 1995 to December,
                                                           1997; and Chief Operating Officer of Piper
                                                           Trust Co. from 1993 to July 1995.

                      NAME                          AGE    PRINCIPAL OCCUPATION WITHIN THE LAST FIVE YEARS
                      ----                          ---    -----------------------------------------------
Charie A. Zanck.................................    46     Group Vice President, AMCORE since May 1997.
                                                           Previously President and Chief Executive
                                                           Officer of Northwest from June 1993 to May
                                                           1997.

Lewis R. Jones..................................    54     Senior Vice President, AMCORE since May 1997.
                                                           Previously Vice President and Manager of Bank
                                                           Investments from 1995 to May 1997, and Vice
                                                           President of IMGR from July 1994 to December
                                                           1994. Prior to July, 1994, Vice President and
                                                           Funds Manager at Georgia Federal Bank, FSB, in
                                                           Atlanta, Georgia.

William T. Hippensteel..........................    42     Senior Vice President and Corporate Marketing
                                                           Director of AMCORE.

Joseph McGougan.................................    38     President and Chief Executive Officer of AMCORE
                                                           Mortgage, Inc.

James F. Warsaw.................................    48     President and Chief Executive Officer of
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

ITEM 2.  PROPERTIES

     On December 31, 1998, AMCORE had 73 locations, of which 53 were owned and 20 were leased. The Banking segment had 71 locations, of which 53 were owned and 18 were leased. The Trust and Asset Management segment and the Mortgage segment each had one leased facility. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See Note 6 of the Notes to Consolidated Financial Statements included under Item 8 of this document for further information on properties.

ITEM 3.  LEGAL PROCEEDINGS

     Management believes that no litigation is threatened or pending in which AMCORE faces potential loss or exposure which will materially affect AMCORE's financial position or results of operations. Since AMCORE's subsidiaries act as depositories of funds, trustee and escrow agents, they are named as defendants in lawsuits involving claims to the ownership of funds in particular accounts. This and other litigation is incidental to AMCORE's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     See Item 6 and 8 of this document for information on stock price ranges and dividends. The principal market for the quotations of stock prices is the NASDAQ National Market System. There are approximately 8,200 holders of record of AMCORE's common stock as of March 1, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

                FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

                                                                 1998         1997         1996         1995         1994
                                                              ----------   ----------   ----------   ----------   ----------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE YEAR:
Interest income.............................................  $  290,861   $  259,959   $  233,679   $  202,268   $  172,279
Interest expense............................................     168,127      148,960      128,902      104,017       76,761
                                                              ----------   ----------   ----------   ----------   ----------
Net interest income.........................................     122,734      110,999      104,777       98,251       95,518
Provision for loan and lease losses.........................       7,993        7,045        5,428        3,165        1,751
Non-interest income.........................................      58,748       48,601       43,428       36,874       33,891
Operating expense...........................................     119,594      114,973       98,740      101,730       92,604
                                                              ----------   ----------   ----------   ----------   ----------
Income before income taxes..................................      53,895       37,582       44,037       30,230       35,054
Income taxes................................................      14,314        8,918       12,161        7,205        9,321
                                                              ----------   ----------   ----------   ----------   ----------
Net income..................................................  $   39,581   $   28,664   $   31,876   $   23,025   $   25,733
                                                              ==========   ==========   ==========   ==========   ==========
Return on average assets(1)(2)(3)...........................        0.99%        0.81%        1.00%        0.85%        1.03%
Return on average equity (1)(2)(3)..........................       12.64        10.66        13.14        10.27        12.30
Net interest margin.........................................        3.51         3.59         3.81         4.12         4.48
                                                              ----------   ----------   ----------   ----------   ----------
AVERAGE BALANCE SHEET:
Total assets................................................  $3,983,600   $3,520,229   $3,181,646   $2,715,520   $2,504,516
Loans and leases, net of unearned income....................   2,218,972    1,867,355    1,711,850    1,557,375    1,391,037
Earning assets..............................................   3,768,197    3,325,778    2,967,054    2,501,973    2,294,262
Deposits....................................................   2,730,173    2,399,423    2,274,191    2,182,327    2,102,098
Long-term borrowings........................................     278,603      132,533      159,504       34,367       29,004
Stockholders' equity........................................     313,056      268,996      242,657      224,219      209,161
                                                              ----------   ----------   ----------   ----------   ----------
ENDING BALANCE SHEET:
Total assets................................................  $4,147,833   $3,667,690   $3,331,995   $2,903,282   $2,607,626
Loans and leases, net of unearned income....................   2,451,518    1,962,674    1,807,121    1,620,365    1,481,497
Earning assets..............................................   3,864,852    3,452,398    3,114,450    2,635,111    2,366,480
Deposits....................................................   2,947,724    2,527,043    2,351,490    2,208,838    2,119,063
Long-term borrowings........................................     330,361      159,125      131,612      115,752       30,157
Stockholders' equity........................................     316,083      287,476      257,420      242,096      212,571
                                                              ----------   ----------   ----------   ----------   ----------
FINANCIAL CONDITION ANALYSIS:
Allowance for loan losses to year-end loans.................        1.08%        1.01%        1.07%        1.06%        1.16%
Allowance to non-performing loans...........................      145.24       100.20       156.84       123.06       127.20
Net charge-offs to average loans............................        0.16         0.34         0.19         0.21         0.17
Non-performing loans to net loans...........................        0.74         1.01         0.68         0.86         0.92
Average long-term borrowings to average equity..............       88.99        49.27        65.73        15.33        13.87
Average equity to average assets............................        7.86         7.64         7.63         8.26         8.35
                                                              ----------   ----------   ----------   ----------   ----------
STOCKHOLDERS' DATA:
Basic earnings per share....................................  $     1.39   $     1.07   $     1.20   $     0.87   $     0.97
Diluted earnings per share..................................        1.36         1.05         1.18         0.86         0.96
Book value per share........................................       10.96        10.68         9.64         9.10         8.03
Dividends per share.........................................        0.54         0.45         0.38         0.33         0.31
Dividend payout ratio.......................................       38.85%       42.06%       31.67%       37.93%       31.96%
Average common shares outstanding...........................      28,515       26,862       26,649       26,504       26,443
Average diluted shares outstanding..........................      29,098       27,405       26,970       26,858       26,737
                                                              ==========   ==========   ==========   ==========   ==========

-------------------

(1) The 1998 ratios excluding the impact of the $3.3 million, or $.11 per share, after-tax merger related charges: return on average assets 1.08%; return on average equity 13.70%

(2) The 1997 ratios excluding the impact of the $6.4 million, or $.23 per share, after-tax merger related and information systems charges: return on average assets 1.00%; return on average equity 13.05%

(3) The 1995 ratios excluding the impact of the $3.5 million, or $.13 per share, after-tax impairment and merger-related charges: return on average assets 0.98%; return on average equity 11.81%

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATION AND FINANCIAL CONDITION

     The following discussion highlights the significant factors affecting the results of operations and financial condition of AMCORE for the three years ended December 31, 1998. The discussion should be read in conjunction with the consolidated financial statements, accompanying notes, and selected financial data appearing elsewhere within this report.

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

                             OVERVIEW OF OPERATIONS

     AMCORE reported net income of $39.6 million for the year ended December 31, 1998. This compares to $28.7 million and $31.9 million reported for the years ended 1997 and 1996, respectively. Net income from operations, which excludes $3.3 million of after-tax merger related charges in the first quarter of 1998 and $6.4 million of after-tax charges related to the Wisconsin bank mergers and the outsourcing of core bank data processing in the second quarter of 1997, was $42.9 million and $35.1 million for the years ending December 31, 1998 and 1997, respectively. This represents an increase of $7.8 million or 22.2% in net income from operations, when comparing 1998 and 1997. Excluding the 1997 charges, net income from operations increased $3.2 million or 10.1% when comparing 1997 and 1996. The primary factors contributing to the improved operating earnings performance when comparing 1998 and 1997 included increases in net interest income resulting from average earning asset growth of 13.0% and non-interest income growth mainly from mortgage revenues and trust and asset management income.

     Diluted earnings per share for 1998 were $1.36 compared to $1.05 in 1997 and $1.18 in 1996. Excluding the above mentioned charges of $0.11 per share in 1998 and $0.23 per share in 1997, diluted earnings per share from operations were $1.47 and $1.28 in 1998 and 1997, respectively. This represents an increase of $0.19 per share or 14.8% in diluted earnings per share from operations, when comparing 1998 and 1997.

     This level of net income resulted in a return on average equity for 1998 of 12.64% versus 10.66% in 1997 and 13.14% in 1996. AMCORE's return on average assets for 1998 was 0.99% compared to 0.81% in 1997 and 1.00% in 1996. If the above mentioned merger and core bank data processing charge are excluded in 1998 and 1997, the return on average equity and return on average assets would be 13.70% and 1.08% in 1998 and 13.05% and 1.00% in 1997.

     AMCORE continues to be "well capitalized" as defined by regulatory guidelines. At December 31, 1998, AMCORE's total capital to risk weighted assets was 13.43%.

     On February 17, 1998, AMCORE acquired Investors Management Group, LTD (IMG) of Des Moines, Iowa. AMCORE issued 270,139 shares at closing for an approximate value of $6.0 million. Additional shares valued at $4.8 million may be issued contingent upon IMG's performance from 1998 through 2000. At December 31, 1998, additional shares of 70,332 were earned and issued. IMG is Iowa's largest independent asset management firm with more than $1.6 billion of assets under management. IMG's expertise in fixed income securities complements AMCORE's equity management skills, including the Vintage family of mutual funds to bring total assets under management to $4.2 billion at December 31, 1998. The transaction was accounted for using the purchase method of accounting.

     On March 27, 1998, AMCORE completed its merger with Midwest Federal Financial Corp. (Midwest) of Baraboo, Wisconsin. AMCORE issued 1,912,357 shares of common stock to the Midwest shareholders to effect the merger. Midwest had approximately $211 million of assets and nine locations. The transaction was accounted for as a pooling of interests, however, the size of the transaction was not material to AMCORE's consolidated financial statements. Therefore, results previous to the date of acquisition were not restated.

     On October 21, 1998, AMCORE announced a stock repurchase program for up to five percent of its common stock or 1.4 million shares. The repurchased shares will become treasury shares and will be used for general corporate purposes, including the issuance of shares in connection with AMCORE's stock option and other employee benefit plans. Through March 1, 1999, 1.1 million shares have been repurchased at an average price of $23.32.

YEAR 2000

     A critical issue has emerged in the banking industry and for the economy overall regarding how existing application software programs, operating systems and other systems can accommodate the date value for the Year 2000. The Year 2000 issue is pervasive, as almost all date-sensitive systems will be affected to some degree by the rollover of the two-digit year from 99 to 00. Potential risks of not addressing this issue include business interruption, financial loss, reputation loss and/or legal liability.

     AMCORE has undertaken an enterprise-wide initiative to address the Year 2000 issue and has developed a comprehensive plan to prepare, as appropriate, its computer and other systems to recognize the date change on January 1, 2000. An assessment of the readiness of third parties that AMCORE interfaces with, such as vendors, counterparties, customers, payment systems, and others, is ongoing to mitigate the potential risks that Year 2000 poses. In addition, AMCORE is assessing the readiness of companies that have borrowed from AMCORE's subsidiaries to insure that incremental Year 2000-related credit risks are addressed as part of the existing credit risk management framework. AMCORE's objective is to try to insure that all aspects of the Year 2000 issue, including those related to the efforts of third parties, will be fully resolved in time. However, it is not possible to be sure that all aspects of the Year 2000 issue which may affect AMCORE, including those related to the effects of customers, suppliers, or other third parties with whom we conduct business, will not have a material impact on AMCORE's results of operations or financial condition. AMCORE has consistently maintained contingency plans for mission critical systems and business processes to protect assets against unplanned events that would prevent normal operations. The millennium changeover presents unique risks, some of which would not be effectively addressed by the existing plans. AMCORE is examining these risks and developing additional plans to mitigate the effect of potential impacts and insure continuity of operation throughout the Year 2000 and beyond. The use of the existing contingency planning infrastructure will assist in providing optimum coverage and re-usability of existing arrangements and responsibility assignments. AMCORE expects all Year 2000-specific contingency plans to be completed by June 30, 1999 and related testing to continue throughout the year.

     AMCORE has established a project team to prepare for the Year 2000, which reports regularly to executive management, the Crisis Management Committee and the Board of Directors. AMCORE has taken an active approach toward addressing this issue, and is currently in the process of assessing its information systems, testing and validating in-house systems, and obtaining validation and certification of outside systems in an effort to identify and correct potential problems in advance of the Year 2000. The outsourcing of the core mainframe system to ALLTEL during 1998 addresses the primary operating systems of AMCORE. The testing of all mission critical systems is in process and is scheduled to be substantially completed by March 31, 1999. At this point, the internal costs associated with the Year 2000 during 1998 and 1999 are estimated at approximately $2.3 million, of which $1.5 million is for replacement hardware and software. These items are not anticipated to have a material impact on future performance. A total of $786,000 has been expensed during 1998.

                      EARNINGS REVIEW BY BUSINESS SEGMENT

     AMCORE's internal reporting and planning process has identified three business segments: Banking, Trust and Asset Management, and Mortgage Banking. Footnote 15 presents a condensed income statement for each segment.

     The financial results of each segment are presented as if operated on a stand-alone basis. There are no comprehensive authorities for management accounting equivalent to generally accepted accounting principles. Therefore, the information provided is not necessarily comparable with similar information from other financial institutions. Additionally, methodologies may change from time to time as the process is enhanced.

     The financial results reflect direct revenue, expenses, assets and liabilities. The accounting policies used are similar to those described in Note 1 Summary of Significant Accounting Policies. In addition, inter-segment revenue and expenses are allocated based on an internal cost basis or market price when available.

BANKING SEGMENT

     The Banking segment provides commercial and personal banking services through its 66 banking locations in northern Illinois and south-central Wisconsin, and the Consumer Finance subsidiary. The services provided by this segment include lending, deposits, cash management, automated teller machines, and other traditional banking services.

     The Banking segment's operating profit before merger related charges for 1998 was $40.8 million, an increase of $5.5 million or 15.7% from 1997 levels. This followed an increase in 1997 of $3.6 million or 11.3% from 1996. The 1998 increase in Banking segment operating profit is the result of net interest income and non-interest income increasing at a 10.6% and 7.7% respective rate, while operating expenses increased 3.0%. The growth in average loans and the acquisition of Midwest were the primary contributors to these categories.

     The Banking segment represented 87.1%, 91.3% and 92.6% of total segment profit before charges in 1998, 1997, and 1996, respectively.

TRUST AND ASSET MANAGEMENT

     The Trust and Asset Management segment provides trust, investment management and brokerage services. It also acts as an advisor and provides fund administration to the Vintage Mutual Fund and offers a complete line of commercial and individual insurance products. These products are distributed nationally (i.e. Vintage Equity Fund is available through Charles Schwab OneSource(])), regionally to institutional investors and corporations, and locally through AMCORE's 66 banking locations.

     The Trust and Asset Management segment's profit increased $1.6 million or 55.2% to $4.5 million in 1998. This segment also increased $985,000 or 52.0% in 1997. The growth in 1998 was due to the acquisition of IMG, favorable investment performance, growth in proprietary Vintage Mutual Funds and sales of new trust and asset management accounts.

     As of December 31, 1998, trust assets under administration total $4.2 billion including $1.2 billion in the AMCORE family of Vintage Mutual Funds.

     The Trust and Asset Management segment represented 9.6%, 7.5%, and 5.5% of total segment profit before charges in 1998, 1997, and 1996 respectively.

MORTGAGE BANKING

     The Mortgage Banking segment originates residential mortgage loans for sale to AMCORE's banking affiliates and the secondary market, and provides servicing of these mortgage loans.

     The Mortgage Banking segment's profit was $1.6 million in 1998, an increase of $1.1 million or 231.2%. This segment's profits declined $167,000 or 26.0% in 1997. The increase in 1998 was the result of the 120.6% increase in mortgage origination to a record level of $478.9 million.

     The increased originations were a result of expansion of markets and refinancings related to the low level of mortgage rates during 1998. Refinancing activity accounted for 74.3% and 48.5% of originations in 1998 and 1997, respectively. As of December 31, 1998, the Mortgage segment serviced $736 million of residential mortgages.

     The Mortgage Banking segment represented 3.4%, 1.2%, and 1.9% of total segment profit before charges in 1998, 1997, and 1996, respectively.

                EARNINGS REVIEW OF CONSOLIDATED INCOME STATEMENT

     The following highlights a comparative discussion of the major components of net income and their impact for the last two years.

NET INTEREST INCOME

     Net interest income is the difference between income earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. The interest income on certain loans and investment securities is not subject to Federal income tax. For analytical purposes, at December 31, 1998, 1997 and 1996, the interest income and rates on these types of assets are adjusted to a "fully taxable equivalent" basis. The fully taxable equivalent adjustment was calculated using AMCORE's statutory Federal income tax rate of 35%. Adjusted interest income is as follows (in thousands):

                                               YEAR ENDED           YEAR ENDED           YEAR ENDED
                                            DECEMBER 31, 1998    DECEMBER 31, 1997    DECEMBER 31, 1996
                                            -----------------    -----------------    -----------------
Interest Income Book Basis..............        $290,861             $259,959             $233,679
Taxable Equivalent Adjustment...........          10,010                9,234                8,456
                                                --------             --------             --------
Interest Income Taxable Equivalent
  Basis.................................         300,871              269,193              242,135
Interest Expense........................         168,127              148,960              128,902
                                                --------             --------             --------
Net Interest Income Taxable Equivalent
  Basis.................................        $132,744             $120,233             $113,233
                                                ========             ========             ========

     Net interest income on a fully taxable equivalent basis increased $12.5 million or 10.4% in 1998 and $7.0 million or 6.2% in 1997. The improvement in net interest income during both 1998 and 1997 results mainly from an increase in average earning assets which was partially offset by a narrowing in the interest rate spread.

     The growth in average earning assets was 13.0% and 11.5% in 1998 and 1997, respectively. This growth can be attributed to strong loan growth and increased levels of investment securities related to the investment leveraging program. Average loans increased $351.6 million or 18.8% in 1998 and $155.5 million or 9.1% in 1997. The Midwest acquisition accounted for $133.1 million of the growth in average loans. Excluding this acquisition, average loans increased 11.7%.

     The investment leveraging program, which is designed to better utilize capital, is funded through the use of repurchase agreements, Federal Home Loan Bank (FHLB) borrowings and, to a lesser extent, brokered CDs. The proceeds of these borrowings are invested principally in mortgage-backed and U.S. government agency securities. This program averaged approximately $846 million in 1998, an increase of approximately $94 million in 1998 following a $302 million increase in 1997. This program contributed approximately $10.1 million in 1998, $11.2 million in 1997 and $6.2 million in 1996 to net interest income. The income from this program declined $1.1 million in 1998 as the spread decreased due to prepayments on mortgage-backed securities and a flat yield curve.

     As Table 1 indicates, the interest rate spread declined 7 basis points to 2.89% in 1998 from 2.96% in 1997 which was a decline of 22 basis points from the 1996 level of 3.18%. The interest rate margin was 3.51% in 1998, a decline of 8 basis points from 3.59% in 1997. The 1997 level was a decline of 18 basis points from 3.77% in 1996.

     The interest rate spread on the investment securities in the leveraging program was 120 basis points in 1998, 149 basis points in 1997, and 137 basis points in 1996. The interest rate spread on all other earning assets was 3.41% in 1998, 3.42% in 1997, and 3.52% in 1996. As a result, the effect of this program accounted for 6 basis points of the decline in the 1998 interest rate spread and 12 basis points in 1997. The investment-leveraging program also negatively impacted the interest rate margin. This program accounted for 5 basis points of the decline in the 1998 interest rate margin and 16 basis points in 1997. The core interest rate margin, which excludes the effect of the investment-leveraging program, was 4.18%, 4.21%, and 4.19% for 1998, 1997, and 1996, respectively.

     The level of net interest income is the result of the relationship between total volume and mix of interest-earning assets and the rates earned and the total volume and mix of interest-bearing liabilities and the rates paid. The rate and volume components associated with interest earning assets and interest-bearing liabilities can be segregated to analyze the year-to-year changes in net interest income. Changes due to rate/volume variances have been allocated between changes due to average volume and changes due to average rate based on the percentage of each to the total change of both categories. Because of changes in the mix of the components of interest-earning assets and interest-bearing liabilities, the computations for each of the components do not equal the calculation for interest-earning assets as a total and interest-bearing liabilities as a total. Table 1 analyzes the changes attributable to the rate and volume components of net interest income.

CHANGES DUE TO VOLUME

     The change in net interest income due to average volume in 1998 relates to the 18.8% growth in average loans and a 3.9% growth in average investment securities which was partially offset by 14.9% growth in total interest-bearing deposits and 9.3% growth in borrowed funds. The 1997 increase in net interest income due to the change in average volume is attributable to a 9.1% growth in average loans and a 15.5% growth in average investment securities which was partially offset by 7.8% growth in time deposits and 44.4% growth in short-term borrowings.

CHANGES DUE TO RATE

     The yield on earning assets declined 9 basis points in 1998 as market rates declined in general. The decline was less than the decline in the individual components of investment securities and loans whose yields declined 16 and 11 basis points, respectively, as higher yielding loans represented a larger proportion of earning assets in 1998. The rate paid on interest bearing liabilities decreased 2 basis points. The rate paid on interest bearing demand deposits increased due to growth in the AMDEX money market account, which is indexed to Treasury yields. The rate on long-term debt decreased 73 basis points as maturing FHLB borrowings were renewed for a longer term and made up a larger proportion of the category.

     The yield on earning assets declined 1 basis point in 1997, as a 20 basis point increase in the yield on investment securities offset most of the decline in yields on other earning assets. The rate paid on interest bearing liabilities increased 21 basis points. The rate paid on interest bearing deposits increased due to the new AMDEX money market account. The rate on short-term borrowings increased as the current portion of longer term FHLB borrowings rolled into this category. The rate on long term debt increased 65 basis points as the 9.35% capital trust securities, which qualify as Tier 1 capital, replaced lower rate FHLB borrowings and bank lines.

PROVISION FOR LOAN AND LEASE LOSSES

     The provision for loan and lease losses is an amount added to the allowance against which loan and lease losses are charged. Management determines an appropriate provision for loan losses based upon historical loss experience, regular evaluation of collectibility by lending officers and the corporate loan review staff, and the size and nature of the loan portfolios. Other factors include economic and industry outlooks, concentration characteristics of the loan portfolio, and the composition of problem loans.

     The provision for loan and lease losses was $8.0 million for 1998, an increase of $948,000 or 13.5% from the $7.0 million in 1997. The 1998 increase in provision is due to a 24.9% growth in loans, decreased charge-offs, and relatively stable non-performing assets. During 1997, the provision increased $1.6 million or 29.8% from the $5.4 million in 1996. The increase in the 1997 provision is due to an 8.6% growth in loans and the charge-off of $2.7 million in satellite dish receivables.

     AMCORE recorded net charge-offs of $3.6 million, $6.4 million and $3.2 million in 1998, 1997 and 1996, respectively. Future growth in the loan portfolio or weakening economic conditions could result in continued increases in the provision for loan and lease losses. Net charge-offs represented only 16 basis points of average loans in 1998 versus 34 basis points in 1997 and 19 basis points in 1996. The improvement in net charge-offs in 1998 is the direct result of the sale of satellite receivables in January 1998, as well as the sale of credit card receivables in 1998 and 1997. Both of these portfolios had higher net charge-off expenses than historical averages. The allowance for loan and lease losses as a percent of total loans was 1.08%, 1.01%, and 1.07% in 1998, 1997, and 1996, respectively. The allowance for loan and lease losses to non-performing loans was 145.2% at year-end 1998, 100.2% at year-end 1997, and 156.8% at year-end 1996.

NON-INTEREST INCOME

     Total non-interest income is comprised primarily of fee based revenues from mortgage, trust, brokerage, asset management, insurance and collection agency services. Fees from bank-related services, mainly on deposits and electronic banking, along with net security gains or losses are also included in this category. Non-interest income totaled $58.7 million in 1998, an increase of $10.1 million or 20.9%. This increase occurred despite the revenue lost due to the sale of the collection agency and a $1.9 million gain on the sale of credit card receivables in 1997. Non-interest income also increased 11.9% or $5.2 million in 1997.

     Trust and asset management income, the largest source of fee based revenues, totaled $23.7 million, an increase of $7.3 million or 44.2%. The previously mentioned acquisition of IMG accounted for $5.0 million of this increase. Excluding the increase related to IMG, trust and asset management fees grew $2.3 million or 14.1%. The 1997 growth of trust and asset management fees was $2.4 million or 16.7%. The growth not related to IMG in both years is attributable to favorable market performance of trust assets, growth in proprietary Vintage Mutual Funds and new trust accounts. As of December 31, 1998, the AMCORE family of Vintage Mutual Funds totaled $1.2 billion and trust assets under administration totaled $4.2 billion. AMCORE anticipates continued growth in trust and asset management revenues. However, trust and asset management revenues are dependent on market performance, plan terminations, corporate profit sharing contributions, and other economic factors.

     Service charges on deposits totaled $8.8 million in 1998, an increase of $994,000 or 12.7% from the $7.8 million in 1997. During 1997, service charges on deposits increased $151,000 or 2.0%. The 1998 acquisition of Midwest accounted for $610,000 of the 1998 increase. The remaining increase in both years resulted from increased deposits and revised fee schedules.

     Mortgage revenues includes fees generated from underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans. Mortgage revenues increased $4.7 million or 81.2% in 1998. This was primarily the result of strong production volume related to the expansion of markets and refinancing volume related to the low level of mortgage rates in 1998. Mortgage originations were a record $478.9 million in 1998 versus $217.0 million in 1997. Refinancings accounted for 74.3% and 48.5% of the originations in 1998 and 1997, respectively. In 1997, mortgage revenues declined $179,000 or 3.0% to total $5.8 million in 1997. This decline resulted from a charge of $742,000 related to the valuation of purchased and excess mortgage servicing rights in accordance with adoption of FAS 125.

     Accounting standards require separate recognition of servicing rights on originated mortgage loans at the time such loans are sold. This asset is amortized over the remaining estimated lives of the serviced loans. While this has a favorable impact on earnings at the time of sale, additional earnings volatility may occur with changes in market conditions, particularly with fluctuations in interest rates. For example, a decline in interest rates could result in accelerated mortgage prepayments, which may reduce the value of this asset and require a charge to earnings through a valuation reserve. If subsequent valuations result in an increase of value, recoveries can be recorded through the valuation allowance, to the extent of the previous charge. As of

December 31, 1998, AMCORE had $5.0 million of capitalized mortgage servicing rights and a servicing portfolio of $736.0 million (see Note 7).

     Insurance revenues totaled $1.9 million in 1998, an increase of $291,000 or 18.3% from the $1.6 million in 1997. Increased sales of credit life insurance resulting from product specific sales training is the primary reason for this increase. Insurance revenues declined $441,000 or 21.8% from 1996 levels due to reduced commissions on both commercial and credit life products.

     The sale of the collection agency on December 31, 1997, resulted in no collection fee income being recognized in 1998. Collection fee income remained level at $2.1 million in 1997 and 1996.

     Other non-interest income, mainly customer service fees and brokerage commissions were $9.3 million in 1998, a decrease of $1.3 million or 11.9% from 1997 levels after a $1.0 million increase from 1996 levels. The 1997 amount included a $1.9 million gain on the sale of credit card receivables and 1996 included a $1.4 million gain on the sale of merchant bankcard processing.

     Net securities gains totaled $4.4 million in 1998 as compared to $4.2 million in 1997 and $1.9 million in 1996. The level of security gains or losses is dependent on the size of the available for sale portfolio, interest rate levels, AMCORE's liquidity needs, and balance sheet risk objectives.

OPERATING EXPENSES

     Total operating expense was $119.6 million in 1998, an increase of $4.6 million from $115.0 million in 1997, a $16.2 million increase from the $98.7 million in 1996. Operating expenses in 1998 included $4.5 million of charges related to the Midwest merger. Operating expenses in 1997 included a $5.0 million impairment of satellite receivables portfolio transferred to held for sale, $4.6 million of merger-related expenses and $4.3 million of expenses related to outsourcing core bank data processing. Excluding these charges, operating expenses from normal operations would have increased $14.0 million or 13.9% in 1998 and 2.3 million or 2.4% in 1997. The 1998 increase includes $8.4 million of normal operating expenses of IMG and Midwest. The efficiency ratio, excluding the above-mentioned charges, was 60% in 1998 and 1997 versus 63% in 1996.

     Personnel costs, which include compensation expense and employee benefits, are the largest component of operating expenses. Personnel costs totaled $64.4 million in 1998, an increase of $5.6 million or 9.5%. Excluding the merger related and outsourcing costs in 1998 and 1997 and $4.8 million of normal compensation expense of IMG and Midwest, the increase would have been $2.0 million or 3.5%. The higher costs in 1998 were primarily caused by increased levels of performance driven compensation and normal merit increases. Personnel costs increased $2.8 million in 1997, an increase of 5.0%. Excluding the outsourcing and merger related costs in 1997, the increase would have been $1.6 million or 2.8%. The higher costs in 1997 were primarily caused by normal merit increases.

     Net occupancy expense was $6.8 million in 1998, an increase of $260,000 or 4.0% from 1997, after a decline of $106,000 from 1996 levels. A 1997 property tax refund for prior years and an increase in the number of facilities were the primary cause of the increase in 1998.

     Equipment expense declined $2.9 million or 27.0% to $7.9 million in 1998. This followed a $2.4 million or 27.9% increase in 1997. The 1998 decrease is due to a $2.4 million charge related to equipment and software written off as part of the 1997 outsourcing of core bank data processing.

     Data processing expenses include expenses related to core bank data processing, trust and other external processing systems. This category increased $2.7 million or 101.2 % in 1998 as a result of outsourcing of core bank data processing in the third quarter of 1998, the additional processing expenses of Midwest and IMG, and contract termination costs for Midwest, which were included as a merger-related charge. This category will increase in 1999 due to a full year's expense related to core bank data processing. Data processing expenses increased $1.5 million or 132.2% in 1997 as a result of merger-related charges for conversion of 1997 acquisitions.

     Professional fees totaled $5.7 million in 1998 a decrease of $643,000 or 10.1%. This category included merger-related expenses of $1.8 million in 1998 and $2.5 million in 1997. Professional fees increased $3.2 million or 102.1% in 1997 primarily due to merger-related expenses.

     Advertising and business development expenses were $3.8 million in 1998, an increase of $944,000 or 33.4%, primarily due to the increase in the number of markets served by AMCORE as a result of the 1997 and 1998 acquisitions. This category increased $165,000 or 6.2% in 1997.

     Intangibles amortization expense totaled $2.5 million in 1998, an increase of $324,000 or 14.6% as a result of the IMG acquisition. Intangibles amortization expense remained flat at $2.2 million in 1997 and 1996.

     Other expenses were $23.1 million in 1998, an increase of $3.4 million or 16.9%, following an increase of $1.3 million or 7.3% in 1997. The 1998 increase is primarily the result of increased mortgage servicing and impairment expenses of $2.1 million. The increased impairment expenses were the result of a declining interest rate environment. The remaining increase relates to increased travel and training expenses. The 1997 increase is primarily related to communications and amortization of mortgage servicing rights.

INCOME TAXES

     Income tax expense totaled $14.3 million in 1998, compared with $8.9 million and $12.2 million in 1997 and 1996, respectively. The effective tax rates were 26.6%, 23.7%, and 27.6% in 1998, 1997, and 1996, respectively. The effective tax rate was less than the statutory tax rates due primarily to investments in tax-exempt municipal bonds and loans. The increase in both the actual expense and effective tax rate in 1998 are a result of higher income before income taxes. Both the actual dollar decrease and the decline in effective tax rate in 1997 are a result of lower income before tax and higher levels of tax exempt income at both the federal and state levels.

               BALANCE SHEET REVIEW AND LIQUIDITY RISK MANAGEMENT

     Liquidity represents the availability of funding to meet the obligations to depositors, borrowers, and creditors at a reasonable cost without adverse consequences. Accordingly, the funding base and asset mix influences the liquidity position.

     The parent company requires adequate liquidity to pay its expenses, repay debt when due and pay stockholder dividends. Liquidity is provided to the parent through subsidiaries in the form of dividends and fees for services. In 1998, dividends and fees from subsidiaries amounted to $51.0 million, compared to $38.5 million in 1997. Other liquidity is provided by access to the capital markets, cash balances in banks, liquidating short-term investments, commercial paper borrowings and lines of credit with correspondent banks. While subsidiary banks are limited in the amount of dividends they can pay, as of December 31, 1998, approximately $44.9 million was available for payment to the parent in the form of dividends, which do not require prior regulatory approval.

     Cash and cash equivalents increased $39.0 million from December 31, 1997 to December 31, 1998, as the net cash provided from operating activities of $54.2 million plus the net cash provided by financing activities of $224.1 million exceeded the net cash used for investing activities of $239.3 million in 1998.

     The net increase in cash provided by operating activities of $18.3 million from December 31, 1997 to December 31, 1998 was primarily attributable to the $8.1 million net increase in amortization and accretion of securities and amortization and impairment of mortgage servicing rights.

     The net decrease in cash used for investing activities of $88.8 million from December 31, 1997 to December 31, 1998 is the result of the increase in net cash provided by available for sale securities of $279.2 million. This increase results from the net increase in proceeds from maturities and sales of $199.5 million and the net decrease in cash used for purchases of $79.7 million from year to year. This increase was partially offset by the net increase in cash used for loans made to customers of $141.0 million from 1997 to 1998.

     The net cash provided by financing activities decreased by $68.0 million from December 31, 1997 to December 31, 1998. The decrease results mainly from a reduction in net cash provided by short-term borrowings of $208.1 million from 1997 to 1998. The decrease from 1997 to 1998 in net cash provided by short-term borrowings was partially offset by the increase in net cash provided by demand deposits and savings accounts of $138.0 million and proceeds from long-term borrowings of $62.9 million.

SECURITIES

     Total securities as of December 31, 1998 were $1.34 billion, a decrease of $113.3 million or 7.8% over the prior year-end. At December 31, 1998 and 1997, the total securities portfolio comprised 34.8% and 42.2%, respectively, of total earning assets.

     Substantially all securities are classified available for sale. This improves AMCORE's ability to manage interest rate and liquidity risk. Fluctuations in the unrealized gain or loss component of total stockholders' equity may result; however, federal banking regulations generally exclude this component from regulatory risk-based capital calculations.

     The securities portfolio serves a primary role in the overall context of balance sheet management. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment. The portfolio's scheduled maturities and the prepayment of mortgage-backed securities represent a significant source of liquidity. Approximately $65.0 million, or 4.8%, of the securities portfolio will mature in 1999.

     Mortgage-backed securities as of December 31, 1998 totaled $805.9 million and represent 60.0% of total securities. The distribution of mortgage-backed securities includes $397.4 million of U.S. government agency mortgage-backed pass through securities, $312.4 million of agency collateralized mortgage obligations and $96.0 million of private issue collateral mortgage obligations, all of which are rated AAA except for $24.8 million of securities rated between Aa1 and Baa1.

     At December 31, 1998, securities held to maturity total $16.1 million, while securities available for sale were $1.33 billion. There were no trading securities at the end of 1998 or 1997. At December 31, 1998, the held to maturity securities portfolio included $276,000 of gross unrealized gains and $47,000 of gross unrealized losses. The securities available for sale portfolio at the end of 1998 included gross unrealized gains of $18.5 million and gross unrealized losses of $23.9 million, of which the combined effect, net of tax, is included as accumulated other comprehensive income in stockholders' equity. For comparative purposes, at December 31, 1997, gross unrealized gains of $18.0 million and gross unrealized losses of $4.0 million were included in the securities available for sale portfolio. For further analysis of the securities portfolio see Table 4 and Note 3 of the Notes to Consolidated Financial Statements.

LOANS AND LEASES

     Loans represent the largest component of AMCORE's earning asset base. At year-end 1998, total loans and leases, net of unearned discount, were $2.45 billion, an increase of $488.8 million or 24.9% as compared to 1997. Average loans increased $351.6 million or 18.8% during 1998. Growth in loans, due in part to the Midwest merger, was mainly in the real estate and commercial loan categories. (See Table 2)

     Commercial, financial and agricultural loan balances totaled $659.9 million, an increase of $121.7 million or 22.6% when compared to 1997. This increase was primarily in commercial and industrial in the Rockford, south central Wisconsin and northwestern Chicago suburban markets.

     Total real estate loans were $1.39 billion at year-end 1998, an increase of $269.9 million, or 24.1%, over 1997. The growth from 1997 occurred mainly in the commercial real estate and residential mortgage loan categories. The growth is attributable primarily to the Rockford and northwestern Chicago suburban markets.

     Residential mortgage loans are originated by AMCORE's mortgage affiliate, of which conforming adjustable rate, 15-year fixed-rate and balloon residential mortgages are normally sold to affiliate banks. The 30-year fixed-rate residential mortgage loans are sold in the secondary market to eliminate interest rate risk, generate gains on the sale of these loans, as well as servicing income. All loans of the mortgage affiliate are considered held for sale and are recorded at the lower of cost or market value.

     Installment and consumer loans increased $97.2 million or 32.3% to end the year at $398.3 million. The growth is primarily related to indirect automobile loans.

     The scheduled repayments and maturities of loans represent a substantial source of liquidity. Table 3 shows selected loan maturity data as of December 31, 1998.

DEPOSITS

     Total deposits at December 31, 1998, were $2.95 billion, an increase of $420.7 million or 16.6% when compared to 1997. The increase includes $165.6 million of core deposits from Midwest. Average total deposits increased $330.8 million or 13.1%.

     Core deposits, which include demand deposits, consumer time deposits, and savings deposits are considered by management to be the primary and most stable source of funding. Total core deposits were $2.44 billion at the end of 1998, an $302.8 million or 14.1% increase over the prior year-end. This increase is attributable to continued growth in the AMDEX money market account introduced in 1997. Core deposits represent 82.9% and 84.8% of total deposits at December 31, 1998 and 1997, respectively. Large certificates of deposit, brokered deposits, and time deposits from governmental entities supplement these core deposits. Brokered deposits were $311.1 million at year-end 1998, an increase of $88.7 million over the prior year-end. Table 5 shows the maturity distribution of time deposits $100,000 and over.

BORROWINGS

     Short-term and long-term borrowings have provided the financing for the investment leveraging program. Borrowings totaled $828.6 million at year-end 1998 and were comprised of $498.2 million of short-term and $330.4 million of long-term borrowings. The increase in borrowings of $21.9 million was primarily used to fund the growth in loans. Long-term borrowings were increased as short-term borrowings matured to better align the term of the borrowing with assets in the investment-leveraging program.

     Securities sold under agreements to repurchase of $434.1 million and Federal Home Loan Bank borrowings of $321.4 million are used primarily to fund the investment leveraging program. These two types of borrowing represent 91.2% of total borrowings at December 31, 1998 versus 88.8% at December 31, 1997.

     In 1997, AMCORE issued $40 million of capital securities through AMCORE Capital Trust I (Trust), a statutory business trust, of which all common securities are owned by AMCORE. The capital securities pay cumulative cash distributions semiannually at an annual rate of 9.35%. The securities are redeemable from March 25, 2007 until March 25, 2017, at a declining rate of 104.6750% to 100.0% of the principal amount. After March 25, 2017, they are redeemable at par until June 15, 2027, when redemption is mandatory. The capital securities qualify as Tier 1 capital for regulatory purposes. The proceeds of these securities were used to repay the parent company term loan, debt of acquired companies, and other general corporate purposes.

     The parent company has a commercial paper placement agreement with an unrelated financial institution that provides for the issuance of non-rated short-term unsecured debt obligations at negotiated rates and terms, not to exceed $50.0 million. In the event the agent is unable to place the parent company's commercial paper on a particular day, the proceeds are provided by overnight borrowings on a reciprocal line of credit with the same financial institution.

                ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

     AMCORE's credit risk is centered in the loan and lease portfolio which on December 31, 1998, totaled $2.45 billion, or 63.4%, of earning assets. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer's failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration.

ALLOWANCE FOR LOAN AND LEASE LOSSES

     The allowance for loan and lease losses represents management's estimate of identified and unidentified losses in the existing loan portfolio. In making this determination, management analyzes the ultimate collectibility of the loan portfolio, incorporating feedback provided by lending officers, the corporate loan review staff and examinations performed by regulatory agencies. Management makes an ongoing evaluation as to the adequacy of the allowance for loan losses. To establish the appropriate level of the allowance, all loans, commitments to extend credit, and standby letters of credit, are reviewed and classified as to potential loss exposure. An additional allowance is maintained based upon the size, quality, and concentration characteristics of the remaining loan portfolio, using both historical quantitative trends and management's evaluation of qualitative factors including economic and industry outlooks.

     The determination by management of the appropriate level of the allowance amounted to $26.4 million at December 31, 1998. However, since the allowance for loan losses is based on estimates, ultimate losses may vary from the current estimates. These estimates are reviewed regularly, and as adjustments become necessary, they are reported in earnings of that period. A detailed analysis of the allowance for loan losses and the allocation of the allowance for loan losses by category for the past five years is shown in Table 2.

     As of December 31, 1998, the allowance for loan losses as a percent of total loans and non-performing loans was 1.08% and 145.24%, respectively. These compare to the same ratios for the prior year of 1.01% and 100.20%. Net charge-offs as a percent of average loans decreased to 0.16 % for 1998 versus 0.34% in 1997. Net charge-offs on satellite receivables represented 41.1% of total net charge-offs in 1997, thus net charge-offs on all other loans represented 0.20% of average loans in 1997.

NON-PERFORMING ASSETS

     Non-performing assets consist of non-accrual loans, loans with restructured terms and other real estate owned. Non-performing assets totaled $20.5 million as of year-end 1998, a decrease of $1.0 million or 4.8% from the $21.5 million at year-end 1997. Total non-performing assets represent 0.49% of total assets at December 31, 1998, compared to 0.59% at December 31, 1997.

     Loans are generally classified as non-accrual when there are reasonable doubts as to the collectibility of principal and interest or when payment becomes 90 days past due, except loans which are well secured and in the process of payment. Any loans classified for regulatory purposes that have not been included in non-performing loans are not expected to materially impact future operating results, liquidity or capital. Interest collections on non-accrual loans, for which the ultimate collectibility of principal is uncertain, are applied as principal reductions. Otherwise, such collections are applied to interest income when received.

     Non-performing loans decreased $1.7 million or 8.5% to total $18.2 million at December 31, 1998, when compared to the prior year-end. Non-performing loans include one grain elevator credit which represents 19.6% of total non-performing loans, whose collectibility is dependent solely on its guarantors. As of December 31, 1998, non-performing loans to total loans were 0.74% compared to 1.01% at year-end 1997. Table 2 presents non-performing loans for each of the past five years.

     Loans 90 days or more past due were $7.3 million at December 31, 1998, an increase of $3.9 million from the prior year-end. This increase is concentrated at the Wisconsin subsidiaries and is primarily attributable to the implementation of the AMCORE loan policy.

     Foreclosed real estate increased $653,000, or 39.1%, to $2.3 million at December 31, 1998, when compared to year-end 1997. This increase consists of multiple residential units primarily in the Rockford market.

CONCENTRATION OF CREDIT RISKS

     As previously discussed, AMCORE strives to maintain a diverse loan and lease portfolio in an effort to minimize the effect of credit risk. Summarized below are the characteristics of classifications that exceed 10% of total loans.

     Commercial, financial, and agricultural loans were $659.9 million at December 31, 1998, and comprised approximately 26.9% of gross loans, of which 1.69% were non-performing. Net charge-offs of commercial loans represent 0.11% during 1998, and 0.16% during 1997 of the year-end balance of the category.

     Construction, commercial real estate loans, and loans for farmland were $731.9 million at December 31, 1998, comprising 29.9% of gross loans, of which 0.27% were classified as non-performing. Net charge-offs of this category of loans represents 0.02% during 1998 and 0.04% during 1997 of the year-end balance of the category.

     Residential real estate loans, which includes home equity and permanent residential financing, totaled $658.4 million at December 31, 1998, and represent 26.9% of gross loans of which 0.50% are non-performing. Net charge-offs of residential real estate loans represent 0.05% of the category total in 1998 and 0.07% of the year-end balance in 1997.

     Installment and consumer loans were $398.3 million at December 31, 1998, and comprised 16.2% of gross loans, of which 0.45% were non-performing. Net charge-offs of consumer loans represented 0.63% and 1.67% of the year-end category total for 1998 and 1997, respectively. Consumer loans are comprised of direct loans, credit card loans, indirect auto loans, and consumer finance company loans. Indirect auto loans total $241.1 million at December 31, 1998. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of credit.

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

     Interest rate sensitivity analysis is performed monthly using various simulations with an asset/liability modeling system. These analyses, as well as re-pricing gap reports, are reviewed by Asset and Liability Committees (ALCO) at affiliate banks and at the corporate level, whose actions attempt to minimize any negative impact interest rate movements may have on net interest income. Each ALCO committee reviews the impact of liquidity, loan and deposit pricing compared to its competition, capital adequacy and rate sensitivity, among other things, and determines appropriate policy direction to maintain or meet established ALCO guidelines.

     In periods of changing interest rates, net interest income is not only impacted by the amounts of re-pricing assets and liabilities, but also impacted by the rate at which re-pricings occur. Net interest income may also be impacted by variances in prepayment of loans and securities. Table 6 and Footnote 5 summarize AMCORE's market risk and interest sensitivity position as of December 31, 1998.

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

     The swap contracts involve the exchange of fixed and floating interest rate payments and are based on the notional amount of the contract. The floor contracts are also based on the notional amount of the contract. These floor contracts are purchased at a premium, which is amortized over the lives of the contracts. The notional amount of the swap and floor contracts only identify the size of the contracts and are used to calculate the interest payment amounts. The only credit risk exposure AMCORE has is in relation to the counterparties which all have investment grade credit ratings. All counterparties were expected to meet any outstanding interest payment obligations.

     The total notional amount of swap contracts outstanding was $220.0 million and $270.0 million as of December 31, 1998 and 1997, respectively. As of the end of 1998, these contracts had an aggregate negative carrying value of $666,000 and a negative fair value of $2.5 million. The total notional amount of floor contracts outstanding was $150.0 million at December 31,1998, with $145.0 million outstanding floor contracts as of the end of 1997. These contracts had a net aggregate carrying value of $637,000 and negative fair value of $1.5 million as of the end of 1998. The total notional amount of cap contracts outstanding was $145.0 million and $75.0 million as of December 31, 1998 and 1997, respectively. As of the end of 1998, these contracts had an aggregate carrying value of $635,000 and a positive fair value of $247,000. For further discussion of derivative contracts, see Notes 5 and 11 to the Consolidated Financial Statements.

                               CAPITAL MANAGEMENT

     Total stockholders' equity at December 31, 1998, was $316.1 million, an increase of $28.6 million or 10.0%. The growth in stockholders' equity is due principally to retained net earnings and stock issued in conjunction with business combinations and stock option plans offset by the acquisition of treasury shares and unrealized losses on available for sale securities. Stockholders' equity includes accumulated other comprehensive income which is comprised primarily of an adjustment to fair market value for securities classified as available for sale. The fair market value of securities with this classification declined $11.6 million during 1998, to end the year at a net loss of $3.3 million.

     AMCORE paid $15.4 million of cash dividends, which represent $0.54 per share, or a dividend payout ratio of 38.9%. This compares to $0.45 per share paid in 1997, which represented a payout ratio of 42.1%. The book value per share increased $0.28 per share to $10.96 at December 31, 1998, from $10.68 at December 31, 1997.

     On October 21, 1998, AMCORE announced a stock repurchase program for up to five percent of its common stock or 1.4 million shares. The repurchased shares will become treasury shares and will be used for general corporate purposes, including the issuance of shares in connection with AMCORE's stock option and other employee benefit plans. Through March 1, 1999, 1.1 million shares have been repurchased at an average price of $23.32.

     AMCORE has outstanding $40 million of capital securities through AMCORE Capital Trust I (Trust), a statutory business trust, of which all common securities are owned by AMCORE. The capital securities qualify as Tier 1 capital for regulatory capital purposes.

     AMCORE is considered a "well-capitalized" institution based on regulatory guidelines. AMCORE's leverage ratio of 8.31% at December 31, 1998 exceeds the regulatory guidelines of 5% for well-capitalized institutions. AMCORE's ratio of Tier 1 capital at 12.46% and total risk based capital at 13.43% significantly exceed the regulatory minimums (as the following table indicates), as of December 31, 1998.

                                                      DECEMBER 31, 1998      DECEMBER 31, 1997
                                                      ------------------     -----------------
                                                       AMOUNT      RATIO      AMOUNT     RATIO
                                                      --------     -----     --------    -----
                                                               (DOLLARS IN THOUSANDS)
Tier 1 Capital....................................    $339,718     12.46%    $306,364    13.50%
Tier 1 Capital Minimum............................     109,039      4.00%      90,775     4.00%
                                                      --------     -----     --------    -----
Amount in Excess of Regulatory Minimum............    $230,679      8.46%    $215,589     9.50%
                                                      ========     =====     ========    =====

                                                       AMOUNT      RATIO      AMOUNT      RATIO
                                                     ----------    -----    ----------    -----
Total Capital....................................    $  366,121    13.43%   $  326,271    14.38%
Total Capital Minimum............................       218,078     8.00%      181,574     8.00%
                                                     ----------    -----    ----------    -----
Amount in Excess of Regulatory Minimum...........    $  148,043     5.43%   $  144,697     6.38%
                                                     ==========    =====    ==========    =====
Risk Adjusted Assets.............................    $2,725,981             $2,269,380
                                                     ==========             ==========

                                    TABLE 1
           ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

                                     TWELVE MONTHS ENDED                 TWELVE MONTHS ENDED
                                      DECEMBER 31, 1998                   DECEMBER 31, 1997
                               -------------------------------     -------------------------------
                                AVERAGE                AVERAGE      AVERAGE                AVERAGE
                                BALANCE     INTEREST    RATE        BALANCE     INTEREST    RATE
                               ----------   --------   -------     ----------   --------   -------
                                                         (IN THOUSANDS)
ASSETS
Interest-Earning Assets:
  Taxable securities.........  $1,152,198   $ 76,786    6.66%      $1,123,535   $ 77,076    6.86%
  Tax-exempt securities(1)...     339,965     26,845    7.90%         312,429     25,071    8.02%
                               ----------   --------    -----      ----------   --------   ------
    Total Securities(2)......  $1,492,163   $103,631    6.95%      $1,435,964   $102,147    7.11%
  Mortgage loans held for
    sale(3)..................      30,837      1,886    6.12%          12,871        890    6.91%
  Loans(1)(4)................   2,218,972    193,588    8.66%       1,867,355    164,979    8.77%
  Other earnings assets......      15,210        729    4.73%          10,156        538    5.22%
  Fees on mortgage loans held
    for sale(3)..............          --      1,037       --              --        639       --
                               ----------   --------    -----      ----------   --------   ------
    Total Interest-Earning
      Assets.................  $3,757,182   $300,871    7.97%      $3,326,346   $269,193    8.06%
  Non Interest-Earning
    Assets...................     226,418                             193,883
                               ----------                          ----------
      Total Assets...........  $3,983,600                          $3,520,229
                               ==========                          ==========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Interest-Bearing Liabilities:
  Interest-bearing demand and
    savings deposits.........  $  872,063   $ 25,940    2.97%      $  727,184   $ 20,170    2.77%
  Time deposits..............   1,543,158     90,664    5.88%       1,374,796     80,905    5.88%
                               ----------   --------    -----      ----------   --------   ------
    Total interest-bearing
      deposits...............  $2,415,221   $116,604    4.83%      $2,101,980   $101,075    4.81%
  Short-term borrowings......     606,768     34,855    5.68%         677,205     38,998    5.69%
  Long-term borrowings.......     278,603     16,668    5.98%         132,533      8,887    6.71%
                               ----------   --------    -----      ----------   --------   ------
    Total Interest-Bearing
      Liabilities............  $3,300,592   $168,127    5.08%      $2,911,718   $148,960    5.10%
Non Interest-Bearing
  Liabilities:
  Demand deposits............     314,952                             297,443
  Other liabilities..........      55,000                              42,072
                               ----------                          ----------
      Total Liabilities......  $3,670,544                          $3,251,233
Stockholders' Equity.........     313,056                             268,996
                               ----------                          ----------
      Total Liabilities and
        Stockholders'
        Equity...............  $3,983,600                          $3,520,229
                               ==========                          ==========
Net Interest Income (FTE)....               $132,744                            $120,233
                                            ========                            ========
Net Interest Spread (FTE)....                           2.89%                               2.96%
                                                        =====                              ======
Interest Rate Margin (FTE)...                           3.51%                               3.59%
                                                        =====                              ======

                                     TWELVE MONTHS ENDED
                                      DECEMBER 31, 1996
                               -------------------------------
                                AVERAGE                AVERAGE
                                BALANCE     INTEREST    RATE
                               ----------   --------   -------
ASSETS
Interest-Earning Assets:
  Taxable securities.........  $  961,721   $ 62,780    6.53%
  Tax-exempt securities(1)...     281,798     23,166    8.22%
                               ----------   --------    -----
    Total Securities(2)......  $1,243,519   $ 85,946    6.91%
  Mortgage loans held for
    sale(3)..................       9,830        809    8.23%
  Loans(1)(4)................   1,711,850    153,322    8.88%
  Other earnings assets......      19,332      1,545    7.86%
  Fees on mortgage loans held
    for sale(3)..............          --        513       --
                               ----------   --------    -----
    Total Interest-Earning
      Assets.................  $2,984,531   $242,135    8.07%
  Non Interest-Earning
    Assets...................     197,115
                               ----------
      Total Assets...........  $3,181,646
                               ==========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Interest-Bearing Liabilities:
  Interest-bearing demand and
    savings deposits.........  $  717,878   $ 18,407    2.56%
  Time deposits..............   1,275,457     74,790    5.86%
                               ----------   --------    -----
    Total interest-bearing
      deposits...............  $1,993,335   $ 93,197    4.66%
  Short-term borrowings......     468,894     26,044    5.47%
  Long-term borrowings.......     159,504      9,661    6.06%
                               ----------   --------    -----
    Total Interest-Bearing
      Liabilities............  $2,621,733   $128,902    4.89%
Non Interest-Bearing
  Liabilities:
  Demand deposits............     280,856
  Other liabilities..........      36,400
                               ----------
      Total Liabilities......  $2,938,989
Stockholders' Equity.........     242,657
                               ----------
      Total Liabilities and
        Stockholders'
        Equity...............  $3,181,646
                               ==========
Net Interest Income (FTE)....               $113,233
                                            ========
Net Interest Spread (FTE)....                           3.18%
                                                        =====
Interest Rate Margin (FTE)...                           3.77%
                                                        =====

                                           TWELVE MONTHS ENDED                    TWELVE MONTHS ENDED
                                           DECEMBER 31, 1998/                     DECEMBER 31, 1997/
                                            DECEMBER 31, 1997                      DECEMBER 31, 1996
                                   -----------------------------------    -----------------------------------
                                    INCREASE     DUE TO                    INCREASE     DUE TO
                                   (DECREASE)   CHANGE IN   TOTAL NET     (DECREASE)   CHANGE IN   TOTAL NET
                                    AVERAGE      AVERAGE     INCREASE      AVERAGE      AVERAGE     INCREASE
                                     VOLUME       RATE      (DECREASE)      VOLUME       RATE      (DECREASE)
                                   ----------   ---------   ----------    ----------   ---------   ----------
                                             (IN THOUSANDS)                         (IN THOUSANDS)
Interest Income:
  Taxable securities.............   $ 1,075      $(1,365)    $  (290)      $11,542      $ 2,754     $14,296
  Tax-exempt securities(1).......     3,609       (1,835)      1,774         2,478         (573)      1,905
                                    -------      -------     -------       -------      -------     -------
     Total Securities(2).........     4,684       (3,200)      1,484        14,020        2,181      16,201
  Mortgage loans held for sale...     1,109         (113)        996           224         (143)         81
  Loans(1)(4)....................    30,168       (1,558)     28,610        13,587       (1,930)     11,657
  Other earning assets...........       246          (56)        190          (587)        (420)     (1,007)
  Fees on mortgage loans held for
     sale(3).....................        11          387         398             9          117         126
                                    -------      -------     -------       -------      -------     -------
  Total Interest-Earning
     Assets......................   $34,844      $(3,166)    $31,678       $27,925      $  (867)    $27,058
                                    =======      =======     =======       =======      =======     =======
Interest Expense:
  Interest-bearing demand and
     savings deposits............   $ 4,232      $ 1,538     $ 5,770       $   242      $ 1,521     $ 1,763
  Time deposits..................     9,892         (133)      9,759         5,845          270       6,115
                                    -------      -------     -------       -------      -------     -------
     Total interest-bearing
       deposits..................    15,331          198      15,529         5,238        2,640       7,878
  Short-term borrowings..........    (4,081)         (62)     (4,143)       11,968          986      12,954
  Long-term borrowings...........     8,833       (1,052)      7,781        (1,741)         967        (774)
                                    -------      -------     -------       -------      -------     -------
  Total Interest-Bearing
     Liabilities.................   $20,083      $  (916)    $19,167       $15,465      $ 4,593     $20,058
                                    =======      =======     =======       =======      =======     =======
  Net Interest Margin/Net
     Interest Income (FTE).......   $14,761      $(2,250)    $12,511       $12,460      $(5,460)    $ 7,000
                                    =======      =======     =======       =======      =======     =======

------------------

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

(4) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees.

                                      TABLE 2

              ANALYSIS OF LOAN AND LEASE PORTFOLIO AND LOSS EXPERIENCE

                                                                  1998         1997         1996         1995         1994
                                                               ----------   ----------   ----------   ----------   ----------
                                                                                       (IN THOUSANDS)
Commercial, financial and agricultural......................   $  659,946   $  538,259   $  483,300   $  462,453   $  418,718
Real estate.................................................    1,284,764    1,059,830      930,602      833,544      749,169
Real estate-construction....................................      105,574       60,624       53,039       44,134       34,265
Installment and consumer....................................      398,318      301,163      339,319      283,426      288,016
Direct lease financing......................................        3,127        3,172        2,066        1,117          760
                                                               ----------   ----------   ----------   ----------   ----------
 Gross Loans................................................   $2,451,729   $1,963,048   $1,808,326   $1,624,674   $1,490,928
 Unearned income............................................         (211)        (374)      (1,205)      (4,309)      (9,431)
                                                               ----------   ----------   ----------   ----------   ----------
 Loans, net of unearned income..............................   $2,451,518   $1,962,674   $1,807,121   $1,620,365   $1,481,497
 Allowance for loan and lease losses........................      (26,403)     (19,908)     (19,295)     (17,107)     (17,246)
                                                               ----------   ----------   ----------   ----------   ----------
NET LOANS...................................................   $2,425,115   $1,942,766   $1,787,826   $1,603,258   $1,464,251
                                                               ==========   ==========   ==========   ==========   ==========
SUMMARY OF LOAN LOSS EXPERIENCE:
Allowance for loan and lease losses, beginning..............   $   19,908   $   19,295   $   17,107   $   17,246   $   17,870
Allowance for loan and lease losses acquired through
 merger.....................................................        2,146           --           --           --           --
Amounts charged-off:
 Commercial, financial and agricultural.....................        1,395        1,202          537        1,204        1,231
 Real estate................................................          480          555          273        1,030          283
 Installment and consumer...................................        3,189        6,020        3,831        2,329        2,146
 Direct lease financing.....................................           --           --           --           --           --
                                                               ----------   ----------   ----------   ----------   ----------
   Total Charge-offs........................................   $    5,064   $    7,777   $    4,641   $    4,563   $    3,660
                                                               ----------   ----------   ----------   ----------   ----------
Recoveries on amounts previously charged off:
 Commercial, financial and agricultural.....................          678          356          301          533          543
 Real estate................................................           47           63          281           15           60
 Installment and consumer...................................          695          926          819          711          682
 Direct lease financing.....................................           --           --           --           --           --
                                                               ----------   ----------   ----------   ----------   ----------
   Total Recoveries.........................................   $    1,420   $    1,345   $    1,401   $    1,259   $    1,285
                                                               ==========   ==========   ==========   ==========   ==========
Net Charge-offs.............................................   $    3,644   $    6,432   $    3,240   $    3,304   $    2,375
Provision charged to expense................................        7,993        7,045        5,428        3,165        1,751
                                                               ----------   ----------   ----------   ----------   ----------
   ALLOWANCE FOR LOAN AND LEASE LOSSES, ENDING..............   $   26,403   $   19,908   $   19,295   $   17,107   $   17,246
                                                               ==========   ==========   ==========   ==========   ==========
NON-PERFORMING LOANS AT YEAR-END:
Non-accrual.................................................   $   18,179   $   19,491   $   12,019   $   11,410   $   11,262
Restructured................................................           --          377          283        2,491        2,296
                                                               ----------   ----------   ----------   ----------   ----------
   TOTAL NON-PERFORMING LOANS...............................   $   18,179   $   19,868   $   12,302   $   13,901   $   13,558
                                                               ==========   ==========   ==========   ==========   ==========
Past due 90 days or more not included above.................   $    7,272   $    3,386   $    3,692   $    1,534   $    1,088
                                                               ==========   ==========   ==========   ==========   ==========
RATIOS:
Allowance for loan and lease losses to year-end loans.......         1.08%        1.01%        1.07%        1.06%        1.16%
Allowance to non-performing loans...........................       145.24%      100.20%      156.84%      123.06%      127.20%
Net charge-offs to average loans............................         0.16%        0.34%        0.19%        0.21%        0.17%
Recoveries to charge-offs...................................        28.04%       17.29%       30.19%       27.59%       35.11%
Non-performing loans to loans, net of unearned income.......         0.74%        1.01%        0.68%        0.86%        0.92%

     The allocation of the allowance for loan and lease losses at December 31, 1998, 1997, 1996, 1995, and 1994 was as follows:

                                 1998                   1997                   1996                   1995
                         --------------------   --------------------   --------------------   --------------------
                                   PERCENT OF             PERCENT OF             PERCENT OF             PERCENT OF
                                    LOANS IN               LOANS IN               LOANS IN               LOANS IN
                         AMOUNT     CATEGORY    AMOUNT     CATEGORY    AMOUNT     CATEGORY    AMOUNT     CATEGORY
                         -------   ----------   -------   ----------   -------   ----------   -------   ----------
                                                              (IN THOUSANDS)
Commercial, financial
  and agricultural.....  $ 6,845      27.1      $ 5,617      27.6      $ 5,293      26.9      $ 5,888      28.6
Real estate............    1,884      56.7        1,697      57.1        2,307      54.4        2,079      54.2
Installment and
  consumer.............    4,512      16.2        4,207      15.3        4,019      18.7        3,075      17.2
Impaired loans.........    3,854         *        2,311         *        1,496         *        1,185         *
Unallocated............    9,308         *        6,076         *        6,180         *        4,880         *
                         -------     -----      -------     -----      -------     -----      -------     -----
  TOTAL................  $26,403     100.0      $19,908     100.0      $19,295     100.0      $17,107     100.0
                         =======     =====      =======     =====      =======     =====      =======     =====

                                 1994
                         --------------------
                                   PERCENT OF
                                    LOANS IN
                         AMOUNT     CATEGORY
                         -------   ----------
                            (IN THOUSANDS)
Commercial, financial
  and agricultural.....  $ 4,912      28.3
Real estate............    2,214      52.9
Installment and
  consumer.............    3,275      18.8
Impaired loans.........        *         *
Unallocated............    6,845         *
                         -------     -----
  TOTAL................  $17,246     100.0
                         =======     =====

------------------

* Not applicable

                                    TABLE 3

                   MATURITY AND INTEREST SENSITIVITY OF LOANS

                                                                                  DECEMBER 31, 1998
                                                          -----------------------------------------------------------------
                                                                                                          LOANS DUE AFTER
                                                             TIME REMAINING TO MATURITY                      ONE YEAR
                                                          --------------------------------              -------------------
                                                                         ONE       AFTER                 FIXED     FLOATING
                                                          DUE WITHIN   TO FIVE      FIVE                INTEREST   INTEREST
                                                           ONE YEAR     YEARS      YEARS      TOTAL       RATE       RATE
                                                          ----------   --------   --------   --------   --------   --------
                                                                                   (IN THOUSANDS)
Commercial, financial and agricultural..................   $364,170    $248,542   $ 47,234   $659,946   $220,080   $ 75,696
Real estate-construction................................     54,950      48,478      2,146    105,574     44,691      5,933
                                                           --------    --------   --------   --------   --------   --------
  TOTAL.................................................   $419,120    $297,020   $ 49,380   $765,520   $264,771   $ 81,629
                                                           ========    ========   ========   ========   ========   ========

                                    TABLE 4

                             MATURITY OF SECURITIES
                               DECEMBER 31, 1998

                                                      U.S.              STATES AND           CORPORATE
                                                   GOVERNMENT           POLITICAL           OBLIGATIONS
                             U.S. TREASURY          AGENCIES         SUBDIVISIONS(1)         AND OTHER               TOTAL
                            ---------------     ----------------     ----------------     ----------------     ------------------
                            AMOUNT    YIELD      AMOUNT    YIELD      AMOUNT    YIELD      AMOUNT    YIELD       AMOUNT     YIELD
                            -------   -----     --------   -----     --------   -----     --------   -----     ----------   -----
                                                                       (IN THOUSANDS)
Securities Available for
  Sale(3):
One year or less..........  $19,114   6.01%     $  7,982   6.17%     $ 16,573   8.50%     $ 18,812   5.58%     $   62,481   6.55%
After one through five
  years...................   48,345   5.94%       42,755   6.38%       76,403   7.59%          458   6.33%        167,961   6.80%
After five through ten
  years...................       --     --         9,929   7.52%       86,283   7.82%           --     --          96,212   7.78%
After ten years...........       --     --        22,847   7.27%      143,972   8.07%       28,173   5.81%        194,992   7.64%
Mortgage-backed securities
  (2).....................       --     --       709,843   6.39%           --     --        96,043   7.04%        805,886   6.47%
                            -------   ----      --------   ----      --------   ----      --------   ----      ----------   ----
  TOTAL SECURITIES
    AVAILABLE FOR SALE....  $67,459   5.96%     $793,356   6.43%     $323,231   7.91%     $143,486   6.61%     $1,327,532   6.77%
                            -------   ----      --------   ----      --------   ----      --------   ----      ----------   ----
Securities Held to
  Maturity:
One year or less..........  $   549   5.88%     $     --     --      $  1,951   7.48%     $     --     --      $    2,500   7.13%
After one through five
  years...................      504   5.87%           --     --         9,306   7.34%            1   7.38%          9,811   7.26%
After five through ten
  years...................       --     --            --     --         1,954   7.85%           --     --           1,954   7.85%
After ten years...........       --     --            27   8.25%        1,850   7.58%           --     --           1,877   7.59%
                            -------   ----      --------   ----      --------   ----      --------   ----      ----------   ----
  TOTAL SECURITIES HELD TO
    MATURITY..............  $ 1,053   5.88%     $     27   8.25%     $ 15,061   7.45%     $      1   7.38%     $   16,142   7.35%
                            -------   ----      --------   ----      --------   ----      --------   ----      ----------   ----
  TOTAL SECURITIES........  $68,512   5.96%     $793,383   6.43%     $338,292   7.89%     $143,487   6.61%     $1,343,674   6.78%
                            =======   ====      ========   ====      ========   ====      ========   ====      ==========   ====

------------------

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

                                    TABLE 5

                   MATURITY OF TIME DEPOSITS $100,000 OR MORE
                               DECEMBER 31, 1998

                                                                        TIME REMAINING TO MATURITY
                                                   --------------------------------------------------------------------
                                                    DUE WITHIN     THREE TO    SIX TO TWELVE   AFTER TWELVE
                                                   THREE MONTHS   SIX MONTHS      MONTHS          MONTHS        TOTAL
                                                   ------------   ----------   -------------   -------------   --------
                                                                              (IN THOUSANDS)
Certificates of deposit..........................    $145,015      $140,301      $110,777        $220,449      $616,542
Other time deposits..............................         551         3,381         5,400           7,318        16,650
                                                     --------      --------      --------        --------      --------
  TOTAL..........................................    $145,566      $143,682      $116,177        $227,767      $633,192
                                                     ========      ========      ========        ========      ========

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

                                                                                                   THERE-
AT DECEMBER 31, 1998:                       1999        2000       2001       2002       2003      AFTER       TOTAL
---------------------                    ----------   --------   --------   --------   --------   --------   ----------
                                                                         (IN THOUSANDS)
RATE SENSITIVE ASSETS:
Fixed Interest Rate Loans.............   $  588,990   $365,262   $342,241   $168,894   $181,485   $104,457   $1,751,329
  Average Interest Rate...............        8.49%      8.42%      8.42%      8.33%      8.02%      8.18%        8.38%
Variable Interest Rate Loans..........      331,862     72,287     41,460     26,780     16,979    210,821      700,189
  Average Interest Rate...............        8.44%      7.80%      7.99%      7.98%      8.38%      7.95%        8.18%
Fixed Interest Rate Securities........      284,444    197,999    141,469    105,791     91,873    386,091    1,207,668
  Average Interest Rate...............        6.05%      6.03%      6.06%      5.96%      5.96%      5.57%        5.88%
Variable Interest Rate Securities.....       14,802     14,467     12,727     11,586     10,517     71,907      136,006
  Average Interest Rate...............        6.48%      6.55%      6.58%      6.57%      6.63%      6.61%        6.59%
Other Interest-Bearing Assets.........       22,824         --         --         --         --         --       22,824
  Average Interest Rate...............        4.37%         --         --         --         --         --        4.37%
RATE SENSITIVE LIABILITIES:
Non-Interest-bearing checking.........   $   34,600   $     --   $181,866   $     --   $ 96,103   $ 25,141   $  337,710
  Average Interest Rate...............           --         --         --         --         --         --           --
Savings & Interest-bearing checking...      354,023         --    484,616         --     87,908     87,908    1,014,455
  Average Interest Rate...............        3.65%         --      2.69%         --      1.73%      1.73%        2.86%
Time-deposits.........................    1,024,813    325,310    124,243     34,470     45,963     40,760    1,595,559
  Average Interest Rate...............        5.57%      5.75%      5.44%      5.87%      5.53%      7.37%        5.65%
Fixed Interest Rate Borrowings........      276,628    177,057        835     58,817      7,083    137,494      657,914
  Average Interest Rate...............        5.43%      5.45%      7.26%      5.32%      5.20%      6.34%        5.61%
Variable Interest Rate Borrowings.....      123,657         --      5,000         --         --     42,000      170,658
  Average Interest Rate...............        4.93%         --      5.24%         --         --      5.13%        4.99%
RATE SENSITIVE DERIVATIVES:
Pay variable/received fixed swap......   $   40,000   $     --   $     --   $     --   $     --   $     --   $   40,000
  Average pay rate....................        5.15%         --         --         --         --         --        5.15%
  Average receive rate................        6.97%         --         --         --         --         --        6.97%
Pay fixed/received variable...........       25,000     25,000    130,000         --         --         --      180,000
  Average pay rate....................        5.25%      8.52%      7.88%         --         --         --        7.60%
  Average receive rate................        5.59%      7.75%      7.11%         --         --         --        6.99%
Interest rate caps....................       25,000     15,000     72,000     33,000         --         --      145,000
  Average strike rate.................        6.31%      6.31%      6.02%      5.93%         --         --        6.08%
  Forward rate........................        5.10%      5.09%      5.16%      5.21%         --         --        5.15%
Interest rate floors..................       50,000     15,000     75,000     10,000         --         --      150,000
  Average strike rate.................        5.31%      5.61%      5.54%      5.61%         --         --        5.47%
  Forward rate........................        5.10%      5.09%      5.16%      5.20%         --         --        5.14%

                                                                                                   THERE-
AT DECEMBER 31, 1997:                       1998        1999       2000       2001       2002      AFTER       TOTAL
---------------------                    ----------   --------   --------   --------   --------   --------   ----------
                                                                         (IN THOUSANDS)
RATE SENSITIVE ASSETS:
Fixed Interest Rate Loans.............   $  434,967   $307,976   $255,384   $114,198   $121,098   $ 92,702   $1,326,324
  Average Interest Rate...............        8.76%      8.60%      8.68%      8.54%      8.61%      8.08%        8.63%
Variable Interest Rate Loans..........      338,456     76,069     64,133     46,503     55,429     55,762      636,350
  Average Interest Rate...............        9.02%      8.48%      8.45%      8.53%      8.26%      8.79%        8.77%
Fixed Interest Rate Securities........      319,217    165,616    150,868    118,303     92,543    531,512    1,378,060
  Average Interest Rate...............        6.75%      6.92%      6.78%      6.72%      6.65%      6.47%        6.66%
Variable Interest Rate Securities.....       28,564      3,488      3,934      3,824      4,341     34,805       78,956
  Average Interest Rate...............        7.21%      7.80%      7.64%      7.58%      7.46%      7.44%        7.39%
Other Interest-Bearing Assets.........        2,839         --         --         --         --         --        2,839
  Average Interest Rate...............        5.73%         --         --         --         --         --        5.73%
RATE SENSITIVE LIABILITIES:
Non-Interest-bearing checking.........   $  111,194   $     --   $140,039   $     --   $ 74,561   $ 18,800   $  344,594
  Average Interest Rate...............           --         --         --         --         --         --           --
Savings & Interest-bearing checking...      216,095         --    374,513         --     75,817     75,817      742,242
  Average Interest Rate...............        3.66%         --      2.78%         --      1.93%      1.93%        2.84%
Time-deposits.........................      809,088    422,164    138,527     13,321     17,021     40,087    1,440,207
  Average Interest Rate...............        5.70%      6.05%      6.33%      6.01%      6.11%      6.96%        5.91%
Fixed Interest Rate Borrowings........      356,830     91,272     87,501        530     55,003     43,145      634,281
  Average Interest Rate...............        5.89%      6.01%      5.83%      7.78%      5.26%      9.15%        6.07%
Variable Interest Rate Borrowings.....      124,352     48,000         --         --         --         --      172,353
  Average Interest Rate...............        5.87%      5.86%         --         --         --         --        5.86%
RATE SENSITIVE DERIVATIVES:
Pay variable/received fixed swap......   $       --   $ 40,000   $     --   $     --   $     --   $     --   $   40,000
  Average pay rate....................           --      5.64%         --         --         --         --        5.64%
  Average receive rate................           --      6.97%         --         --         --         --        6.97%
Pay fixed/received variable...........       50,000     30,000     25,000    125,000         --         --      230,000
  Average pay rate....................        5.96%      5.80%      8.52%      7.51%         --         --        7.06%
  Average receive rate................        5.74%      6.18%      8.50%      7.72%         --         --        7.17%
Interest rate caps....................           --     25,000     15,000     25,000     10,000         --       75,000
  Average strike rate.................           --      6.31%      6.31%      6.31%      6.31%         --        6.31%
  Forward rate........................           --      5.98%      6.04%      6.07%      6.11%         --        6.04%
Interest rate floors..................           --     50,000     40,000     25,000     30,000         --      145,000
  Average strike rate.................           --      5.43%      5.13%      5.61%      5.20%         --        5.33%
  Forward rate........................           --      5.98%      6.04%      6.07%      6.11%         --        6.04%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                          CONSOLIDATED BALANCE SHEETS

                                                                               AS OF DECEMBER 31,
                                                                            ------------------------
                                                                               1998          1997
                                                                            ----------    ----------
                                                                                 (IN THOUSANDS,
                                                                               EXCEPT SHARE DATA)
ASSETS
  Cash and cash equivalents.............................................    $  144,199    $  105,218
  Interest earning deposits in banks....................................        13,397         2,206
  Federal funds sold and other short-term investments...................         9,427           633
  Loans and leases held for sale........................................        46,836        29,869
  Securities available for sale.........................................     1,327,532     1,441,593
  Securities held to maturity (fair value of $16,371 in 1998; $15,611 in
     1997)..............................................................        16,142        15,423
                                                                            ----------    ----------
     Total securities...................................................    $1,343,674    $1,457,016
  Loans and leases, net of unearned income..............................     2,451,518     1,962,674
  Allowance for loan and lease losses...................................       (26,403)      (19,908)
                                                                            ----------    ----------
     Net loans and leases...............................................    $2,425,115    $1,942,766
  Premises and equipment, net...........................................        58,763        54,774
  Intangible assets, net................................................        19,028        12,168
  Foreclosed real estate................................................         2,321         1,668
  Other assets..........................................................        85,073        61,372
                                                                            ----------    ----------
     TOTAL ASSETS.......................................................    $4,147,833    $3,667,690
                                                                            ==========    ==========
LIABILITIES
  Deposits:
     Demand deposits....................................................    $1,169,835    $  915,954
     Savings deposits...................................................       182,330       170,882
     Other time deposits................................................     1,595,559     1,440,207
                                                                            ----------    ----------
       Total deposits...................................................    $2,947,724    $2,527,043
     Short-term borrowings..............................................       498,211       647,509
     Long-term borrowings...............................................       330,361       159,125
     Other liabilities..................................................        55,454        46,537
                                                                            ----------    ----------
     TOTAL LIABILITIES..................................................    $3,831,750    $3,380,214
                                                                            ----------    ----------
STOCKHOLDERS' EQUITY
  Preferred stock, $1 par value: authorized 10,000,000 shares: issued
     none...............................................................    $       --    $       --
  Common stock, $.22 par value: authorized 45,000,000 shares:

                        1998          1997
                        ----------    ----------------------------------
     Issued             29,593,495    27,681,138
     Outstanding        28,837,698    26,922,604                                 6,572         6,152
  Additional paid-in capital............................................        75,260        73,262
  Retained earnings.....................................................       247,486       206,235
  Deferred compensation non-employee directors..........................        (1,706)       (1,478)
  Treasury stock........................................................        (8,263)       (5,069)
  Accumulated other comprehensive income................................        (3,266)        8,374
                                                                            ----------    ----------
     TOTAL STOCKHOLDERS' EQUITY.........................................    $  316,083    $  287,476
                                                                            ----------    ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................    $4,147,833    $3,667,690
                                                                            ==========    ==========

          See accompanying notes to consolidated financial statements.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                           -------------------------------------
                                                             1998          1997          1996
                                                           ---------     ---------     ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
  Interest and fees on loans and leases...............     $192,974      $164,520      $152,974
  Interest on securities:
     Taxable..........................................       76,786        77,076        62,780
     Tax-exempt.......................................       17,449        16,296        15,058
                                                           --------      --------      --------
       Total Income from Securities...................     $ 94,235      $ 93,372      $ 77,838
  Interest on federal funds sold and other short-term
     investments......................................          364           448         1,477
  Interest and fees on loans held for sale............        2,923         1,529         1,322
  Interest on deposits in banks.......................          365            90            68
                                                           --------      --------      --------
       TOTAL INTEREST INCOME..........................     $290,861      $259,959      $233,679
INTEREST EXPENSE
  Interest on deposits................................     $116,604      $101,075      $ 93,197
  Interest on short-term borrowings...................       34,855        38,998        26,044
  Interest on long-term borrowings....................       16,668         8,887         9,661
                                                           --------      --------      --------
     Total Interest Expense...........................     $168,127      $148,960      $128,902
                                                           --------      --------      --------
     NET INTEREST INCOME..............................     $122,734      $110,999      $104,777
  Provision for loan and lease losses.................        7,993         7,045         5,428
                                                           --------      --------      --------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN AND
     LEASE LOSSES.....................................     $114,741      $103,954      $ 99,349
NON-INTEREST INCOME
  Trust and asset management income...................     $ 23,721      $ 16,451      $ 14,100
  Service charges on deposits.........................        8,831         7,837         7,686
  Mortgage revenues...................................       10,560         5,827         6,006
  Insurance revenues..................................        1,875         1,584         2,025
  Collection fee income...............................           --         2,105         2,145
  Other...............................................        9,334        10,599         9,595
                                                           --------      --------      --------
     TOTAL NON-INTEREST INCOME, EXCLUDING NET REALIZED
       SECURITY GAINS.................................     $ 54,321      $ 44,403      $ 41,557
  Net realized security gains.........................        4,427         4,198         1,871
                                                           --------      --------      --------
     TOTAL NON-INTEREST INCOME........................     $ 58,748      $ 48,601      $ 43,428
OPERATING EXPENSES
  Compensation expense................................     $ 51,469      $ 47,199      $ 43,715
  Employee benefits...................................       12,964        11,659        12,346
  Net occupancy expense...............................        6,750         6,490         6,596
  Equipment expense                                           7,895        10,816         8,454
  Data processing expense.............................        5,339         2,654         1,143
  Professional fees...................................        5,723         6,366         3,150
  Advertising and business development................        3,771         2,827         2,662
  Amortization of intangible assets...................        2,536         2,212         2,219
  Impairment on loans held for sale...................           --         4,955            --
  Other...............................................       23,147        19,795        18,455
                                                           --------      --------      --------
     TOTAL OPERATING EXPENSES.........................     $119,594      $114,973      $ 98,740
                                                           --------      --------      --------
  INCOME BEFORE INCOME TAXES..........................     $ 53,895      $ 37,582      $ 44,037
Income taxes..........................................       14,314         8,918        12,161
                                                           --------      --------      --------
  NET INCOME..........................................     $ 39,581      $ 28,664      $ 31,876
                                                           ========      ========      ========
  Basic Earnings Per Common Share.....................     $   1.39      $   1.07      $   1.20
  Diluted Earnings Per Common Share...................         1.36          1.05          1.18
  Dividends Per Common Share..........................         0.54          0.45          0.38
  Average Common Shares Outstanding...................       28,515        26,862        26,649
  Average Diluted Shares Outstanding..................       29,098        27,405        26,987

          See accompanying notes to consolidated financial statements.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            DEFERRED                 ACCUMULATED
                                                  ADDITIONAL              COMPENSATION                  OTHER           TOTAL
                                         COMMON    PAID-IN     RETAINED   NON-EMPLOYEE   TREASURY   COMPREHENSIVE   STOCKHOLDERS'
                                         STOCK     CAPITAL     EARNINGS    DIRECTORS      STOCK        INCOME          EQUITY
                                         ------   ----------   --------   ------------   --------   -------------   -------------
                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT DECEMBER 31, 1995...........  $6,127    $67,950     $169,648     $(1,307)     $(6,420)      $ 6,126        $242,124
                                         ------    -------     --------     -------      -------       -------        --------
Comprehensive Income:
 Net Income............................     --          --       31,876          --           --            --          31,876
 Unrealized holding losses on
   securities available for sale
   arising during the period...........     --          --                       --           --        (6,959)         (6,959)
 Less reclassification adjustment for
   realized gains included in net
   income..............................     --          --                       --           --        (1,123)         (1,123)
                                         ------    -------     --------     -------      -------       -------        --------
Net unrealized gains (losses) on
 securities available for sale.........     --          --           --          --           --        (8,082)         (8,082)
Comprehensive Income...................     --          --       31,876          --           --        (8,082)         23,794
                                         ------    -------     --------     -------      -------       -------        --------
 Cash dividends on common stock -- $.38
   per share...........................     --          --      (10,039)         --           --            --         (10,039)
 Reissuance of 39,556 treasury shares
   for Non-Employee Directors stock
   plan................................     --         205           --        (542)         337            --              --
 Deferred compensation expense.........     --        (331)          --         467           --            --             136
 Reissuance of 61,436 treasury shares
   for employee incentive plan.........     --         (30)          --          --          401            --             371
 Issuance of 31,159 common shares for
   employee incentive plan.............      7         183           --          --           --            --             190
 Reissuance of 98,135 treasury shares
   under incentive stock option
   plans...............................     --          70           --          --          774            --             844
                                         ------    -------     --------     -------      -------       -------        --------
BALANCE AT DECEMBER 31, 1996...........  $6,134    $68,047     $191,485     $(1,382)     $(4,908)      $(1,956)       $257,420
                                         ======    =======     ========     =======      =======       =======        ========
Comprehensive Income:
 Net income............................     --          --       28,664          --           --            --          28,664
 Unrealized holding gains on securities
   available for sale arising during
   the period..........................     --          --           --          --           --        12,849          12,849
 Less reclassification adjustment for
   realized gains included in net
   income..............................     --          --                       --           --        (2,519)         (2,519)
                                         ------    -------     --------     -------      -------       -------        --------
Net unrealized gains (losses) on
 securities available for sale.........     --          --           --          --           --        10,330          10,330
                                         ------    -------     --------     -------      -------       -------        --------
Comprehensive Income...................     --          --       28,664          --           --        10,330          38,994
                                         ------    -------     --------     -------      -------       -------        --------
 Cash dividends on common stock -- $.45
   per share...........................     --          --      (12,130)         --           --            --         (12,130)
 Purchase of AMCORE Bank Belleville
   minority interest...................     --       1,768       (1,784)         --           --            --             (16)
 Purchase of 53,000 shares for the
   treasury............................     --          --           --          --       (1,327)           --          (1,327)
 Three-for-two stock split fractional
   share payments......................     --         (18)          --          --           --            --             (18)
 Reissuance of 18,486 treasury shares
   for Non-Employee Directors stock
   plan................................     --         244           --        (356)         112            --              --
 Issuance of 16,377 common shares for
   directors stock plan................      4         106                     (110)                                        --
 Deferred compensation expense.........     --          --           --         370           --            --             370
 Reissuance of 264,600 treasury shares
   under incentive stock option
   plans...............................     --       2,678           --          --        1,035            --           3,713
 Reissuance of 2,457 treasury shares
   for employee incentive plan.........     --          21           --          --           19            --              40
 Issuance of 63,743 common shares for
   employee incentive plan.............     14         416           --          --           --            --             430
                                         ------    -------     --------     -------      -------       -------        --------
BALANCE AT DECEMBER 31, 1997...........  $6,152    $73,262     $206,235     $(1,478)     $(5,069)      $ 8,374        $287,476
                                         ======    =======     ========     =======      =======       =======        ========

                                                                            DEFERRED                 ACCUMULATED
                                                  ADDITIONAL              COMPENSATION                  OTHER           TOTAL
                                         COMMON    PAID-IN     RETAINED   NON-EMPLOYEE   TREASURY   COMPREHENSIVE   STOCKHOLDERS'
                                         STOCK     CAPITAL     EARNINGS    DIRECTORS      STOCK        INCOME          EQUITY
                                         ------   ----------   --------   ------------   --------   -------------   -------------
                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
Comprehensive Income:
 Net income............................     --          --       39,581          --           --            --          39,581
 Unrealized holding losses on
   securities available for sale
   arising during the period...........     --          --                       --           --        (9,162)         (9,162)
 Less reclassification adjustment for
   realized gains included in net
   income..............................     --          --                       --           --        (2,656)         (2,656)
                                         ------    -------     --------     -------      -------       -------        --------
Net unrealized gains (losses) on
 securities available for sale.........     --          --           --          --           --       (11,818)        (11,818)
                                         ------    -------     --------     -------      -------       -------        --------
Comprehensive Income...................     --          --       39,581          --           --       (11,818)         27,763
                                         ------    -------     --------     -------      -------       -------        --------
 Cash dividends on common stock -- $.54
   per share...........................     --          --      (15,404)         --           --            --         (15,404)
 Issuance of 1,912,357 common shares
   for Midwest Federal Financial
   Corp................................    420       2,314       17,074          --           --           178          19,986
 Reissuance of 340,471 treasury shares
   for Investors Management Group......     --         578           --          --        7,944            --           8,522
 Purchase of 826,980 shares for the
   treasury............................     --          --           --          --      (19,745)           --         (19,745)
 Reissuance of 27,174 treasury shares
   for Non-Employee Directors stock
   plan................................     --         290           --        (692)         402            --              --
 Deferred compensation expense.........     --          --           --         464           --            --             464
 Reissuance of 460,004 treasury shares
   under incentive stock option
   plans...............................     --      (1,366)          --          --        8,165            --           6,799
Reissuance of 2,105 treasury shares for
 employee incentive plans..............     --          --           --          --           41            --              41
Repayment of ESOP loan, 37 shares
 returned to treasury..................     --         182           --          --           (1)           --             181
                                         ------    -------     --------     -------      -------       -------        --------
BALANCE AT DECEMBER 31, 1998...........  $6,572    $75,260     $247,486     $(1,706)     $(8,263)      $(3,266)       $316,083
                                         ======    =======     ========     =======      =======       =======        ========

          See accompanying notes to consolidated financial statements.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1997        1996
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  39,581   $  28,664   $  31,876
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization of premises and equipment...      6,854       5,391       6,100
  Amortization and accretion of securities, net.............     10,252       2,081       3,397
  Provision for loan and lease losses.......................      7,993       7,045       5,428
  Amortization of intangible assets.........................      2,536       2,212       2,219
  Net gain on sale of securities available for sale.........     (4,427)     (4,198)     (1,871)
  Fair value adjustment on loans held for sale..............         --       4,955          --
  Impairment of long-lived assets...........................         --       2,081          --
  Deferred income taxes.....................................     (1,154)     (3,817)       (132)
  Originations of loans held for sale.......................   (478,921)   (217,020)   (196,798)
  Proceeds from sales of loans held for sale................    463,811     208,896     201,391
  Other, net................................................      7,711        (397)      1,060
                                                              ---------   ---------   ---------
      Net cash provided by operating activities.............  $  54,236   $  35,893   $  52,670
                                                              =========   =========   =========
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale...  $ 487,143   $ 205,772   $ 199,496
Proceeds from maturities of securities held to maturity.....      2,425       9,982       7,874
Proceeds from sales of securities available for sale........    405,906     487,813     191,289
Purchase of securities held to maturity.....................     (4,411)    (14,197)    (13,967)
Purchase of securities available for sale...................   (777,576)   (857,278)   (653,333)
Net (increase) decrease in federal funds sold and other
  short-term investments....................................     (8,794)     24,398      (4,100)
Net increase in interest earning deposits in banks..........    (11,186)     (1,373)       (429)
Proceeds from the sale of credit card receivables...........      5,815      15,457          --
Proceeds from the sale of merchant bankcard processing......         --          --       1,400
Proceeds from the sale of consumer finance loans and
  leases....................................................      6,047       1,798       5,997
Loans made to customers and principal collection of loans,
  net.......................................................   (335,458)   (194,449)   (197,165)
Proceeds from sale of collection agency.....................         --         700          --
Premises and equipment expenditures, net....................     (6,515)     (6,164)     (3,374)
Investment in company owned life insurance..................    (10,798)     (1,816)         --
Proceeds from the sale of other real estate.................      2,294       1,259       2,529
Net cash and cash equivalents acquired through
  acquisitions..............................................      5,763          --          --
                                                              ---------   ---------   ---------
      Net cash used for investing activities................  $(239,345)  $(328,098)  $(463,783)
                                                              =========   =========   =========
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits and savings accounts........  $ 191,183   $  53,143   $  25,858
Net increase in time deposits...............................     65,897     122,410     116,794
Net (decrease) increase in short-term borrowings............   (178,948)     29,175     199,836
Proceeds from long-term borrowings..........................    174,800     111,872      72,500
Payment of long-term borrowings.............................       (533)    (15,250)     (7,335)
Dividends paid..............................................    (15,404)    (12,130)    (10,039)
Issuance of common stock for employee incentive plans.......         --         430          --
Issuance of treasury stock for employee incentive plans.....      6,840       3,753       1,239
Purchase of treasury stock..................................    (19,745)     (1,327)         --
                                                              ---------   ---------   ---------
      Net cash provided by financing activities.............  $ 224,090   $ 292,076   $ 398,853
                                                              ---------   ---------   ---------
Net change in cash and cash equivalents.....................  $  38,981   $    (129)  $ (12,260)
Cash and cash equivalents:
  Beginning of year.........................................    105,218     105,347     117,607
                                                              ---------   ---------   ---------
  End of period.............................................  $ 144,199   $ 105,218   $ 105,347
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
  Interest paid to depositors...............................  $ 115,003   $  99,002   $  90,448
  Interest paid on borrowings...............................     52,517      46,282      33,663
  Income taxes paid.........................................     14,425      11,616      12,865
NON-CASH INVESTING AND FINANCING
Other real estate acquired in settlement of loans...........      3,308       2,147       1,192
Transfer of securities held to maturity to available for
  sale......................................................         --      31,018          --
Transfer of short-term investments to securities available
  for sale..................................................         --       1,230          --
Transfer of loans and leases to loans held for sale.........         --      14,970          --
Transfer of long-term borrowings to short-term borrowings...     28,150      69,253          --
Common stock issued for Midwest Federal Financial Corp......     19,986          --          --
Common stock issued for Investors Management Group, Ltd.....      8,522          --          --

          See accompanying notes to consolidated financial statements.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Financial information for 1996 has been restated to reflect the pooling of interests mergers that took place during 1997 as explained in Note 2.

CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, the Company considers cash on hand, amounts due from banks, and cash items in process of clearing to be cash and cash equivalents. Cash flows for fed funds sold and other short-term investments, interest earning deposits in banks, loans, demand deposits and savings accounts, time deposits and short-term borrowings are reported net.

LOANS AND LEASES HELD FOR SALE

     Mortgage loans originated and intended for sale in the secondary market are recorded at the lower of cost or fair value in the aggregate. Gains and losses on the sale of mortgage loans are included in other non-interest income.

     The portfolio of satellite dish loans was transferred to loans held for sale in 1997 in anticipation of the sale of these loans. The transfer of these loans resulted in a $5 million impairment recorded in operating expenses for 1997. The loans were subsequently sold on January 28, 1998.

SECURITIES

     Securities are classified into three categories: held to maturity, available for sale and trading. Securities for which the Company has the ability and the intent to hold to maturity are classified as held to maturity and are reported at amortized cost. Securities held for resale are classified as trading securities and are reported at fair value with unrealized gains and losses recorded in earnings. Securities, which are neither held to maturity

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES
nor trading, are classified as available for sale and are reported at fair value. The level yield method is used for the amortization and accretion of premiums and discounts. The cost of securities sold is determined on a specific identification method. There were no trading securities outstanding at December 31, 1998 and 1997.

     When it is determined that securities are impaired and the impairment is other than temporary, an impairment loss is recorded in earnings and a new cost basis is established for the security.

     Upon completion of the merger of First National Bancorp, Inc. (FNB) on April 18, 1997, approximately $31,018,000 of FNB's securities classified as held to maturity were reclassified into the available for sale category. This transfer was done in order to maintain the Company's existing interest rate position.

LOANS AND LEASES

     Loans and leases are carried at their principal amount outstanding plus any unamortized net deferred origination costs or less any unamortized net deferred origination fees less unearned income. Interest on commercial, real estate, and certain installment and consumer loans is accrued and recognized as income based upon the outstanding principal amount and the contractual interest rate of each loan. Unearned interest on discounted installment loans has been recognized as income using methods which approximate level rates of return over the terms of the loans. Loan origination fees and certain direct origination costs on loans retained in the portfolio are deferred and amortized over the expected life of each loan as an adjustment of the related loan's yield. Certain financing leases are originated and sold with limited recourse. A liability is recorded for the estimated amount of recourse due to uncollectible leases and is a component of the gain or loss recognized on sale.

     Loans measured for impairment include commercial, financial, agricultural, real estate commercial and real estate construction loans. Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the present value of expected future cash flows, or alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral-dependent, and for which management has determined foreclosure is probable, the measure of impairment is based on the fair value of the collateral.

     The accrual of interest income for impaired loans is discontinued when management believes, after considering collection efforts and other factors that the borrower's financial condition is such that collection of interest is doubtful. Cash collections on impaired loans reduce the principal balance, and no interest income is recognized until the remaining principal balance is fully collectible. An impaired loan is returned to accrual status when management determines that the borrower's financial condition has improved such that both the remaining principal and interest are deemed collectible. In the event that it is determined that collection of an impaired loan is remote, the loan is charged-off.

     The Company considers consumer loans and residential real estate loans to be smaller balance, homogeneous loans which are exempt from impairment measurement. These types of loans, except for credit card and consumer finance receivables, are placed on non-accrual when payment becomes 90 days past due. In most instances, a charge-off is recorded when a consumer or residential real estate loan becomes 180 days past due. See Note 4 for a breakdown of impaired and non-accrual loans.

ALLOWANCE FOR LOAN AND LEASE LOSSES

     The allowance for loan and lease losses is established through a provision charged to expense. Loans and leases are charged against the allowance when management believes the collectibility of principal is unlikely. The allowance is an amount that management estimates will be adequate to absorb possible losses on existing loans and leases. The evaluation of the allowance is performed by management, lending officers and the corporate loan review staff and is based on past loan loss experience, overall loan quality, the nature of and size

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES
of the portfolio, review of specific problem loans, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or other factors.

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

FORECLOSED REAL ESTATE

     Foreclosed real estate is comprised of real properties acquired in partial or full satisfaction of loans. These properties are carried as other assets at the lower of cost or fair value less estimated costs to sell the properties. When the property is acquired through foreclosure, any excess of the related loan balance over the fair value less expected sales costs, is charged against the allowance for loan and lease losses. Subsequent write-downs or gains and losses upon sale, if any, are charged to other operating expense.

MORTGAGE SERVICING RIGHTS

     The value of mortgage servicing rights either attained through the origination of mortgage loans or the purchase of a servicing rights portfolio are recognized as separate capitalized assets. When the originated mortgage loans are sold or securitized into the secondary market, the Company allocates the total cost of the mortgage loans between mortgage servicing rights and other retained interests, and the loans, based on their relative fair values. The cost of mortgage servicing rights and other retained interests is amortized in proportion to, and over the period of, estimated net servicing revenues.

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

     The Company adopted FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", in January 1997. As a result of this statement, the Company changed its

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES
method of evaluating for impairment of purchase mortgage servicing rights and deferred excess servicing rights, previously on an undiscounted basis, to a method similar to that used for originated mortgage servicing rights. Under this method, the fair value is evaluated based on the present value of estimated future cash flows using a discount rate commensurate with the associated risk. During January 1997, the Company reduced the carrying value of deferred excess servicing rights by $742,000.

IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets including certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A review of these assets in 1997 resulted in an impairment charge of $2,081,000.

TRUST ASSETS

     Assets that are held by subsidiaries in a fiduciary or agency capacity are not included in the consolidated financial statements as they are not assets of the Company. The total assets under management at December 31, 1998 was $4,156,437,000.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to effectively manage its exposure to market risk. Interest rate derivative financial instruments (swap, floor and cap agreements) are used to manage interest rate exposure by hedging certain assets and liabilities. Income and expense are accrued under the terms of the agreements based on expected settlement payments, and are recorded as a component of net interest income. Fees paid on these financial contracts are amortized over their contractual life as a component of the interest reported on the asset or liability hedged. If a hedged asset or liability settles before maturity of the instruments used as a hedge, the derivatives are used to hedge a similar asset or liability. Gains and losses on sales or cancellation of derivative financial instruments which are used to manage interest rate risk or which are considered cash flow hedges are deferred and amortized into income or expenses over the original maturity period of the financial instrument.

INCOME TAXES

     Deferred taxes are provided on a liability method whereby net operating losses, tax credit carryforwards, and deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

EARNINGS PER SHARE

     Basic earnings per share is based on dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur if stock options granted pursuant to incentive stock option plans were exercised or converted into common stock, and any shares contingently issuable, that then shared in the earnings of the Company. Earnings per share amounts have been restated to give effect to mergers accounted for as a pooling of interests requiring restatement and the three-for-two stock split on September 17, 1997. Basic and diluted earnings per share are presented on the Consolidated Statements of Income, and a reconciliation of the calculations are found in Note 14.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

SEGMENT INFORMATION

     In 1998, the Company adopted Statement of Financial Accounting Standards
(FAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." FAS 131 requires disclosure of operating segments based on the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The adoption of FAS 131 did not affect the Company's results of operations or financial position. See Note 15 for further information.

NEW ACCOUNTING STANDARDS

     In 1997, the Financial Accounting Standards Board (FASB) issued FAS No. 130, "Reporting Comprehensive Income". This statement established standards for the reporting and display of comprehensive income and its components and requires presentation in a full set of general-purpose financial statements. Comprehensive income is the change in an enterprise's equity that results from transactions during the period with nonowner sources; it includes net income and specific items that bypass net income and are reported as a separate component of equity. The Company adopted this Statement in 1998 and it had no impact on its financial position or results of operations.

     In 1998, the FASB issued FAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits", which revised disclosure for pension and other postretirement benefit plans. The Company adopted this statement in 1998 and it did not have a material impact on the Company's financial position or results of operation.

     The FASB has issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", in 1998, which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS No. 133 is effective for fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is currently assessing the impact of this statement on its financial position and results of operations.

     The FASB has issued FAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," in 1998. The Statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on ability and intent to sell or hold those investments. The Company currently does not securitize its mortgage loans held for sale, therefore this statement is expected to have an immaterial impact on the Company's financial position and results of operations. FAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998.

NOTE 2 -- MERGERS AND ACQUISITIONS

Mergers occurred during the reported periods as follows:

     On March 27, 1998, Midwest Federal Financial Corp. (Midwest), a one-bank holding company, merged into the Company, which issued 1,912,357 common shares in exchange for the 1,628,924 outstanding Midwest shares. At the date of the merger, Midwest had total assets of approximately $211 million. This transaction was accounted for as a pooling of interests, however, the size of the transaction was not material to the Company's consolidated financial statements. Therefore, results previous to the date of acquisition were not restated. The results of Midwest's operations have been included in the Company's operating results since March 27, 1998.

     On February 17, 1998, Investors Management Group, LTD (IMG), an asset management firm, was acquired by the Company. AMCORE issued 270,139 shares at closing for an approximate value of

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

$6.0 million. Additional shares valued at $4.8 million may be issued contingent upon IMG's performance from 1998 through 2000. At December 31, 1998, additional shares of 70,332 were earned and issued. At the date of the acquisition, IMG had approximately $1.6 billion in assets under management. This transaction was accounted for as a purchase. The results of IMG's operations have been included in the Company's operating results since February 17, 1998. Proforma net income and earnings per share are not materially different from historical amounts. The excess of the purchase price over the fair value of assets acquired was recorded as goodwill and is being amortized over fifteen years using the straight-line method.

     On July 16, 1997, Country Bank Shares Corporation (Country), a five-bank holding company, merged into the Company, which issued 2,469,417 common shares in exchange for the 433,699 outstanding Country shares. At the date of the merger, Country had total assets of approximately $310 million. This transaction was account for as a pooling of interests and, accordingly, all financial information of the Company has been restated to include Country.

     On April 18, 1997, First National Bancorp, Inc. (FNB), a one-bank holding company, merged into the Company, which issued 2,822,286 common shares in exchange for the 249,539 outstanding FNB shares. At the date of the merger, FNB had total assets of approximately $219 million. This transaction was account for as a pooling of interests and, accordingly, all financial information of the Company has been restated to include FNB.

     The results of operations of the separate companies for the periods prior to the mergers are summarized as follows:

                                                         AMCORE                        COMBINED
                                                        FINANCIAL    FNB     COUNTRY    TOTAL
                                                        ---------   ------   -------   --------
                                                                    (IN THOUSANDS)
Year ended December 31, 1996:
  Net interest income.................................   $87,034    $7,927   $11,173   $106,134
  Net income..........................................    26,383     2,817     2,676     31,876
Three months ended March 31, 1997:
  Net interest income.................................   $22,361    $1,935      *      $ 24,296
  Net income..........................................     6,857       664      *         7,521
Six months ended June 30, 1997:
  Net interest income.................................   $49,330      **     $ 5,828   $ 55,158
  Net income..........................................    10,648      **        (378)    10,270

------------------

*  Not required since the merger with Country took place after FNB merger.

** The six month results of AMCORE Financial include FNB as the merger was completed on April 18, 1997.

     In connection with these mergers, the Company recorded charges of $3,307,000 in 1998 and $3,845,000 in 1997 for merger-related costs. The charges include costs for data conversion expenses, professional fees, severance and personnel related costs, and other miscellaneous costs. At December 31, 1998, the remaining liability was approximately $2,000,000 relating primarily to data processing expenses and contract termination costs, which are scheduled to occur in 1999. At December 31, 1997, the remaining liability was approximately $750,000 relating primarily to data conversion expenses.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 3 -- SECURITIES

     A summary of securities at December 31, 1998, 1997, and 1996 were as follows:

                                                               GROSS         GROSS
                                               AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                                  COST         GAINS         LOSSES        VALUE
                                               ----------    ----------    ----------    ----------
                                                                  (IN THOUSANDS)
AT DECEMBER 31, 1998
  Securities Available for Sale:
     U.S. Treasury.........................    $   66,431     $ 1,047       $    (19)    $   67,459
     U.S. Government agencies..............        82,814         701             (2)        83,513
     Agency mortgage-backed securities.....       727,506       4,645        (22,308)       709,843
     State and political subdivisions......       312,116      11,489           (374)       323,231
     Corporate obligations and other.......       144,106         586         (1,206)       143,486
                                               ----------     -------       --------     ----------
       Total Securities Available for
          Sale.............................    $1,332,973     $18,468       $(23,909)    $1,327,532
                                               ==========     =======       ========     ==========
Securities Held to Maturity:
  U.S. Treasury............................    $    1,053     $    15       $     --     $    1,068
  U.S. Government agencies.................            27          --             --             27
  State and political subdivisions.........        15,061         261            (47)        15,275
  Corporate obligations and other..........             1          --             --              1
                                               ----------     -------       --------     ----------
     Total Securities Held to Maturity.....    $   16,142     $   276       $    (47)    $   16,371
                                               ----------     -------       --------     ----------
       Total Securities....................    $1,349,115     $18,744       $(23,956)    $1,343,903
                                               ==========     =======       ========     ==========
AT DECEMBER 31, 1997:
  Securities Available for Sale:
     U.S. Treasury.........................    $  104,132     $   836       $    (84)    $  104,884
     U.S. Government agencies..............       267,696         938           (833)       267,801
     Agency mortgage-backed securities.....       586,285       5,651         (1,948)       589,988
     State and political subdivisions......       316,028      10,069           (189)       325,908
     Corporate obligations and other.......       153,501         458           (947)       153,012
                                               ----------     -------       --------     ----------
       Total Securities Available for
          Sale.............................    $1,427,642     $17,952       $ (4,001)    $1,441,593
                                               ==========     =======       ========     ==========
Securities Held to Maturity:
  U.S. Treasury............................    $    1,554     $     7       $     --     $    1,561
  State and political subdivisions.........        13,866         207            (26)        14,047
  Corporate obligations and other..........             3          --             --              3
                                               ----------     -------       --------     ----------
     Total Securities Held to Maturity.....    $   15,423     $   214       $    (26)    $   15,611
                                               ----------     -------       --------     ----------
       Total Securities....................    $1,443,065     $18,166       $ (4,027)    $1,457,204
                                               ==========     =======       ========     ==========
AT DECEMBER 31, 1996:
  Securities Available for Sale:
     U.S. Treasury.........................    $  132,377     $   650       $   (544)    $  132,483
     U.S. Government agencies..............       165,557         216         (3,855)       161,918
     Agency mortgage-backed securities.....       553,472       2,659         (5,203)       550,928
     State and political subdivisions......       263,341       4,545         (1,330)       266,556
     Corporate obligations and other.......       102,504         223           (655)       102,072
                                               ----------     -------       --------     ----------
       Total Securities Available for
          Sale.............................    $1,217,251     $ 8,293       $(11,587)    $1,213,957
                                               ==========     =======       ========     ==========
Securities Held to Maturity:
  U.S. Treasury............................    $    1,647     $     5       $     (4)    $    1,648
  U.S. Government agencies.................         5,684          61             --          5,745
  Agency mortgage-backed securities........        11,413         103           (115)        11,401
  State and political subdivisions.........        31,587         703            (86)        32,204
  Corporate obligations and other..........         4,217          27             --          4,244
                                               ----------     -------       --------     ----------
     Total Securities Held to Maturity.....    $   54,548     $   899       $   (205)    $   55,242
                                               ----------     -------       --------     ----------
       Total securities....................    $1,271,799     $ 9,192       $(11,792)    $1,269,199
                                               ==========     =======       ========     ==========

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     The amortized cost and fair value of both securities available for sale and securities held to maturity as of December 31, 1998, by contractual maturity are shown below. Mortgage-backed security maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                   AVAILABLE FOR SALE         HELD TO MATURITY
                                                ------------------------    --------------------
                                                AMORTIZED        FAIR       AMORTIZED     FAIR
                                                   COST         VALUE         COST        VALUE
                                                ----------    ----------    ---------    -------
                                                                 (IN THOUSANDS)
Due in one year or less.....................    $   62,449    $   62,481     $ 2,500     $ 2,523
Due after one year through five years.......       164,805       167,961       9,811       9,979
Due after five years through ten years......        92,792        96,212       1,954       1,986
Due after ten years.........................       188,907       194,992       1,877       1,883
Mortgage-backed securities (agency and
  corporate)................................       824,020       805,886          --          --
                                                ----------    ----------     -------     -------
     Total Securities.......................    $1,332,973    $1,327,532     $16,142     $16,371
                                                ==========    ==========     =======     =======

     At December 31, 1998, 1997, and 1996, securities with a fair value of approximately $826,822,000, $927,772,000 and $755,611,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes required by law.

NOTE 4 -- LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the loan and lease portfolio at December 31, 1998 and 1997, was as follows:

                                                                   1998          1997
                                                                ----------    ----------
                                                                     (IN THOUSANDS)
Commercial, financial and agricultural......................    $  659,946    $  538,259
Real estate-construction....................................       105,574        60,624
Real estate-commercial......................................       626,358       487,321
Real estate-residential.....................................       658,406       572,509
Installment and consumer....................................       398,318       301,163
Direct lease financing......................................         3,127         3,172
                                                                ----------    ----------
  Gross loans and leases....................................    $2,451,729    $1,963,048
  Unearned income...........................................          (211)         (374)
                                                                ----------    ----------
  Loans and leases, net of unearned income..................    $2,451,518    $1,962,674
  Allowance for loan and lease losses.......................       (26,403)      (19,908)
                                                                ----------    ----------
  NET LOANS AND LEASES......................................    $2,425,115    $1,942,766
                                                                ==========    ==========

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     Non-performing loan information as of and for the years ended December 31, 1998 and 1997 was as follows:

                                                                 1998       1997
                                                                -------    -------
                                                                  (IN THOUSANDS)
Impaired Loans:
  Non-accrual Loans:
     Commercial.............................................    $11,139    $10,060
     Real estate............................................      1,963      4,484
  Troubled debt restructurings..............................         --        377
Other Non-performing:
  Non-accrual loans(1)......................................      5,077      4,947
                                                                -------    -------
Total Non-performing Loans..................................    $18,179    $19,868
                                                                =======    =======
  Loans 90 days or more past due and still accruing.........    $ 7,272    $ 3,386

------------------

(1) These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

                                                                 1998       1997
                                                                -------    -------
Allowance provided for impaired loans, included in the
  allowance for loan losses.................................    $ 3,854    $ 2,311
Impaired loans with no specific allowance for loan losses
  provided..................................................      3,782      8,111
Average recorded investment in impaired loans...............     13,367     15,874
Interest income recognized from impaired loans..............        493        717

     An analysis of the allowance for loan and lease losses for the years ended December 31, 1998, 1997, and 1996 follows:

                                                                 1998       1997       1996
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
Balance at beginning of year................................    $19,908    $19,295    $17,107
Allowance for loan and lease losses acquired through
  merger....................................................      2,146         --         --
Provision charged to expense................................      7,993      7,045      5,428
Loans charged off...........................................     (5,064)    (7,777)    (4,641)
Recoveries on loans previously charged off..................      1,420      1,345      1,401
                                                                -------    -------    -------
  BALANCE AT END OF YEAR....................................    $26,403    $19,908    $19,295
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

     Related party loan transactions during 1998 and 1997 were as follows:

                                                                  1998         1997
                                                                ---------    --------
                                                                   (IN THOUSANDS)
Balance at beginning of year................................    $  44,691    $ 44,074
New loans...................................................      116,959      85,123
Repayments..................................................     (117,381)    (84,506)
                                                                ---------    --------
  BALANCE AT END OF YEAR....................................    $  44,269    $ 44,691
                                                                =========    ========

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 5 -- FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair value amounts have been estimated by the Company using available market information and appropriate valuation methodologies as discussed below. Considerable judgement was required, however, to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange.

     The following table shows the carrying amounts and fair values of financial instruments at December 31, 1996 and 1997 that have liquid markets in which fair value is assumed to be equal to the carrying amount, or have readily available quoted market prices, or are based on quoted prices for similar financial instruments:

                                                         1998                      1997
                                                -----------------------   -----------------------
                                                 CARRYING                  CARRYING
                                                  AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                ----------   ----------   ----------   ----------
                                                                 (IN THOUSANDS)
Cash and cash equivalents.....................  $  144,199   $  144,199   $  105,218   $  105,218
Interest earning deposits in banks............      13,397       13,397        2,206        2,206
Federal funds sold and other short-term
  investments.................................       9,427        9,427          633          633
Loans and leases held for sale................      46,836       48,455       29,869       30,354
Securities available for sale.................   1,327,532    1,327,532    1,441,593    1,441,593
Securities held to maturity...................      16,142       16,371       15,423       15,611
Mortgage servicing rights.....................       4,753        5,040        5,807        6,798

     The carrying amounts and fair value of accruing loans and leases at December 31, 1998 and 1997 were as follows:

                                                         1998                      1997
                                                -----------------------   -----------------------
                                                 CARRYING                  CARRYING
                                                  AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                ----------   ----------   ----------   ----------
                                                                 (IN THOUSANDS)
Commercial, financial and agricultural........  $  648,807   $  665,386   $  622,318   $  630,730
Real estate...................................   1,388,374    1,428,237    1,017,501    1,038,293
Installment and consumer, net.................     393,030      397,535      300,170      298,364
Direct lease financing........................       3,127        3,226        3,194        3,279
                                                ----------   ----------   ----------   ----------
  Total loans and leases......................  $2,433,338   $2,494,384   $1,943,183   $1,970,666
                                                ==========   ==========   ==========   ==========

     Fair values of loans were estimated for portfolios of loans with similar characteristics. Loans were segregated by type as shown above and then each category was further segmented into fixed and floating interest rate terms. The fair value of fixed-rate loans, excluding residential and real-estate loans, was calculated by discounting contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan. The cash flows were further reduced by estimated prepayment assumptions. Fair value for residential real-estate loans was estimated by discounting estimated future cash flows, adjusted for prepayment estimates, using market discount rates based on secondary market sources. Cash flow assumptions for credit card loans did not include the value of new receivables generated from existing cardholders over the remaining estimated life of the portfolio, thus understating the value of the entire credit card relationship. The fair value of non-accrual loans with a recorded book value of $18.2 million and $19.5 million in 1998 and 1997, respectively, was not estimated because it was not practicable to reasonably assess the credit risk adjustment that would be applied in the marketplace for such loans. (See Note 4).

     The carrying value of interest receivable and payable approximates fair value due to the relatively short period of time between accrual and expected realization. At December 31, 1998 and 1997, interest receivable

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES
was $30.8 million and $28.3 million, respectively, and interest payable was $23.7 million and $22.5 million, respectively.

     The following table shows the carrying amounts and fair values of financial instrument liabilities and other off-balance sheet financial instruments at December 31, 1998 and 1997:

                                                         1998                      1997
                                                -----------------------   -----------------------
                                                 CARRYING                  CARRYING
                                                  AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                ----------   ----------   ----------   ----------
                                                                 (IN THOUSANDS)
Demand deposits and savings...................  $1,352,165   $1,352,165   $1,088,836   $1,086,836
Time deposits.................................   1,595,559    1,620,382    1,440,207    1,452,360
Short-term borrowings.........................     498,211      499,917      647,509      649,771
Long-term borrowings..........................     330,361      332,418      159,125      161,323
Commitments to extend credit..................          --           --           --          (11)
Standby letters of credit.....................        (366)      (1,019)        (295)        (681)
Interest rate swap agreements.................        (666)      (2,483)        (459)      (1,075)
Interest rate floor agreements................         637       (1,540)       1,072          183
Interest rate cap agreements..................         635          247          941           13
Forward contracts.............................          --         (264)          --         (172)

     The fair value of deposits with no stated maturity, such as non-interest bearing deposits, savings, NOW and money market accounts, is equal to the carrying amount. There is, however, considerable additional value to the core deposits of the Company, a significant portion of which has not been recognized in the financial statements. This value results from the cost savings of these core funding sources versus obtaining higher-rate funding in the market. The fair value of time deposits was determined by discounting contractual cash flows using currently offered rates for deposits with similar remaining maturities. The estimated fair value of both accrued interest receivable and accrued interest payable was considered to be equal to the carrying rate.

     The fair value of off-balance sheet instruments was based on the amount the Company would pay to terminate the contracts or agreements, using current rates and, when appropriate, the current creditworthiness of the customer. The off-balance sheet carrying amounts shown above represent accruals or deferred fees arising from those unrecognized financial instruments.

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

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 6 -- PREMISES AND EQUIPMENT

     A summary of premises and equipment at December 31, 1998 and 1997, follows:

                                                                  1998        1997
                                                                --------    --------
                                                                   (IN THOUSANDS)
Land........................................................    $ 10,345    $  9,694
Buildings and improvements..................................      55,710      53,956
Furniture and equipment.....................................      47,975      39,348
Leasehold improvements......................................       5,154       5,520
Construction in progress....................................       1,300       1,269
                                                                --------    --------
Total premises and equipment................................    $120,484    $109,787
Accumulated depreciation and amortization...................     (61,721)    (55,013)
                                                                --------    --------
  PREMISES AND EQUIPMENT, NET...............................    $ 58,763    $ 54,774
                                                                ========    ========

NOTE 7 -- MORTGAGE SERVING RIGHTS

     The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheets, was $735,882,000 and $721,803,000 at December 31, 1998 and 1997, respectively. Of this amount, the Company has recorded both originated and purchased capitalized mortgage servicing rights, as shown below, on mortgage loans serviced balances of $567,129,000 and $533,869,000 at December 31, 1998 and 1997, respectively. The remaining balance of originated loans sold and serviced for others also have servicing rights associated with them; however, these servicing rights arose prior to the adoption of FAS 122, and accordingly, have not been capitalized.

     The carrying value and fair value of capitalized mortgage servicing rights consisted of the following as of December 31, 1998 and 1997, respectively:

                                                               1998       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
Unamortized cost of mortgage servicing rights...............  $ 5,934    $ 6,091
Valuation allowance.........................................   (1,181)      (284)
                                                              -------    -------
Carrying value of mortgage servicing rights.................  $ 4,753    $ 5,807
                                                              =======    =======
Fair value of mortgage servicing rights.....................  $ 5,040    $ 6,798
                                                              =======    =======

     The following is an analysis of the mortgage servicing rights activity and the related valuation allowance for 1998 and 1997:

                                                               1998       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
UNAMORTIZED COST OF MORTGAGE SERVICING RIGHTS
Balance at beginning of year................................  $ 6,091    $ 5,154
Additions of mortgage servicing rights......................    3,915      1,706
Additions of mortgage servicing rights from acquisition.....      510         --
Sale of mortgage servicing rights...........................   (2,146)        --
Amortization................................................   (2,436)      (769)
                                                              -------    -------
  Balance at end of year....................................  $ 5,934    $ 6,091
                                                              =======    =======

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                                                               1998       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
VALUATION ALLOWANCE
Balance at beginning of year................................  $   284    $    --
Addition of impairment allowance from acquisition...........        8         --
Impairment allowance charged to expense.....................    1,088        284
Recoveries on impairments...................................     (199)        --
                                                              -------    -------
  Balance at end of year....................................  $ 1,181    $   284
                                                              =======    =======

NOTE 8 -- SHORT TERM BORROWINGS

     At December 31, 1998, 1997 and 1996, short-term borrowings consisted of:

                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Securities sold under agreements to repurchase.............  $434,071    $526,607    $441,915
Federal Home Loan Bank borrowings..........................    32,629      70,679      74,168
Federal funds purchased....................................    29,200      44,550      14,800
U.S. Treasury tax and loan note accounts...................     2,311       3,673       3,743
Commercial paper borrowings................................        --          --      14,455
                                                             --------    --------    --------
  TOTAL SHORT-TERM BORROWINGS..............................  $498,211    $647,509    $549,081
                                                             ========    ========    ========

     Additional details on securities sold under agreements to repurchase are as follows:

                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Average balance during the year............................  $529,373    $559,344    $398,701
Maximum month-end balance during the year..................   630,279     660,774     458,540
Weighted average rate during the year......................      5.73%       5.75%       5.55%
Weighted average rate at December 31.......................      5.38%       5.82%       5.37%

     The Company has a commercial paper agreement with an unrelated financial institution (Issuer) that provides for the Company to issue non-rated short-term unsecured debt obligations at negotiated rates and terms, not to exceed $50,000,000. In the event the agent is unable to place the Company's commercial paper on a particular day, the proceeds are provided by overnight borrowings on a $50,000,000 line of credit with the same financial institution. The commercial paper agreement was primarily established for the purpose of funding consumer finance receivables and mortgage loans held for sale. This agreement may be terminated at any time by written notice of either the Issuer or the Company. As of December 31, 1998, the entire $50,000,000 of commercial paper and $50,000,000 line of credit was available.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 9 -- LONG-TERM BORROWINGS

     Long-term borrowings consisted of the following at December 31, 1998 and 1997:

                                                                  1998        1997
                                                                --------    --------
                                                                   (IN THOUSANDS)
Federal Home Loan Bank borrowings...........................    $288,757    $117,195
Capital Trust preferred securities..........................      40,000      40,000
Other long-term borrowings..................................       1,604       1,930
                                                                --------    --------
  TOTAL LONG-TERM BORROWINGS................................    $330,361    $159,125
                                                                ========    ========

     Several of the Company's subsidiary banks periodically borrowed additional funds from the Federal Home Loan Bank in connection with the purchase of mortgage-backed securities. Certain Federal Home Loan Bank borrowings have prepayment penalties and call features associated with them. The ending balance of the borrowings was $288,757,000 and $117,195,000 at December 31, 1998 and 1997, respectively. The average maturity of these borrowings at December 31, 1998 is 6.02 years, with a weighted average borrowing rate of 5.23%.

     On March 25, 1997, the Company issued $40 million of capital securities through AMCORE Capital Trust 1 ("Trust"), a statutory business trust. All of the common securities of the Trust are owned by the Company. The capital securities pay cumulative cash distributions semiannually at an average rate of 9.35%. The securities are redeemable from March 25, 2007 until March 25, 2017 at a declining rate of 104.6760% to 100% of the principal amount. After March 25, 2017, they are redeemable at par until June 15, 2027 when redemption is mandatory. Prior redemption is permitted under certain circumstances such as changes in tax or regulatory capital rules. The proceeds of the capital securities were invested by the Trust in junior subordinated debentures which represents all of the assets of the Trust. The Company fully and unconditionally guarantees the capital securities through the combined operation of the debentures and other related documents. The Company's obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the company.

     Other long-term borrowings include a non-interest bearing note requiring annual payments of $444,000 through 2002. The note was discounted at an interest rate of 8.0%.

     Scheduled reductions of long-term borrowings are as follows:

                                                                    TOTAL
                                                                --------------
                                                                (IN THOUSANDS)
1999........................................................       $    419
2000........................................................         75,598
2001........................................................            498
2002........................................................         65,762
2003........................................................          2,070
Thereafter..................................................        186,014
                                                                   --------
  TOTAL.....................................................       $330,361
                                                                   ========

NOTE 10 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to effectively manage its exposure to market risk.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

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

     Market risk is the possibility that, due to changes in interest rates or other economic conditions, the Company's net interest income will be adversely affected. The financial instruments utilized by the Company to manage this risk include interest rate swaps, floors and caps, and forward contracts. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The contract or notional amount of interest rate swap, floor and cap agreements and forward contracts represent only limited exposure to credit risk.

     A summary of the contract amount of the Company's exposure to off-balance sheet risk as of December 31, 1998 and 1997, is as follows (in thousands):

                                                                  1998        1997
                                                                --------    --------
Financial instruments whose contract amount represent credit risk only:
  Commitments to extend credit..............................    $446,833    $437,942
  Standby letters of credit.................................      81,495      54,494
Financial instruments whose contract or notional amount
  represent market risk only:
  Interest rate swap agreements.............................     220,000     270,000
  Interest rate floor agreements............................     150,000     145,000
  Interest rate cap agreements..............................     145,000      75,000
  Forward contracts.........................................      33,211      23,664

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

     The Company has no derivative financial instruments held or issued for trading purposes. The derivative financial instruments with which the Company is involved are utilized for purposes of asset/liability management to modify the existing market risk characteristics of certain hedged assets and liabilities. An interest rate swap agreement is the most common financial instrument used for these purposes and involves the exchange of fixed and floating rate interest payment obligations based on the underlying notional principal amounts. The amounts potentially subject to market and credit risks are the streams of interest payments under the agreements and not the notional principal amounts used only to express the volume of the transactions. The Company's credit risk on a swap agreement is limited to nonperformance of the counterparty's obligations under the terms of the swap agreement. The Company deals exclusively with

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES
counterparties that have high credit ratings, and based on management's assessments, all counterparties were expected to meet any outstanding obligations as of December 31, 1998.

     Following is a table outlining the nature and terms of each swap agreement as of December 31, 1998:

                             NOTIONAL                                                MATURITY
TYPE OF SWAP              AMOUNT (000'S)              PAY                RECEIVE       DATE
------------              --------------   -------------------------  -------------  --------
Fixed Rate..............     $25,000       Fixed (5.255%)             3 Month LIBOR  03/08/99
Fixed Rate..............      20,000       Fixed (6.458%)             3 Month LIBOR  05/15/01
Fixed Rate..............      15,000       Fixed (5.720%)             3 Month LIBOR  10/11/01
Fixed Rate..............      25,000       Fixed (8.520%)             PRIME          12/23/00
Fixed Rate..............      70,000       Fixed (8.520%)             PRIME          07/15/01
Fixed Rate..............       5,000       Fixed (8.410%)             PRIME          08/06/01
Fixed Rate..............      10,000       Fixed (8.520%)             PRIME          09/22/01
Fixed Rate..............      10,000       Fixed (8.530%)             PRIME          09/22/01
Fixed Rate..............       5,000       Fixed (5.940%) *           Fixed          10/22/07
                                                                      (6.750%)
Fixed to Floating.......      25,000       3 Month LIBOR minus 15 BP  Fixed          08/06/07
                                                                      (7.000%)
Fixed to Floating.......      10,000       3 Month LIBOR minus 15 BP  Fixed          08/27/07
                                                                      (7.000%)

------------------

(BP=basis points)

* This swap currently pays a fixed rate. The swap will pay 3 month LIBOR minus 8 basis points starting in October, 1999.

     The fixed rate swap agreements totaling $60,000,000 where the Company receives 3 month LIBOR, are used to hedge market risk associated with the repurchase agreements used in the investment leveraging program. The fixed rate swap agreements totaling $120,000,000 where the Company receives PRIME, are used to hedge market risk associated with fixed rate loans. The fixed rate swap for $5,000,000 where the Company receives 6.750% and the fixed to floating swap agreements totaling $35,000,000 where the Company receives 7.000%, are used to lower the Company's cost of deposits.

     The Company is also party to various interest rate floor contracts with a notional amount totaling $150,000,000. Interest rate floor contracts totaling $25,000,000 provides the Company with a market risk hedge on the mortgage-backed security portfolio in the event of a significant decline in interest rates. The remaining $125,000,000 of interest rate floor contracts and corresponding $125,000,000 of interest rate caps provide the Company with a market risk hedge on the Company's repurchase agreements. The remaining interest rate cap totaling $20,000,000 provides the Company with a market risk hedge on the money market deposit accounts.

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

     The Company periodically will sell options for the right to purchase certain securities held in its investment portfolio to a bank or dealer. These call option transactions are designed to reduce the total return

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES
volatility associated with holding these assets and to yield additional fee income. The type of risk associated with these transactions is opportunity cost risk. Any option premium income generated by these transactions is deferred and recorded upon either the expiration or exercise date of the option. If the option is exercised by the purchaser, the premium income is recognized as a component of the gain or loss on the underlying security. If the option expires unexercised, the premium income is recognized as other non-interest income. There were no call option agreements outstanding at December 31, 1998.

NOTE 11 -- RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

     Under current banking law, the banking subsidiaries of the Company are limited in the amount of dividends they can pay without obtaining prior approval from bank regulatory agencies. As of December 31, 1998, approximately $44,925,000 was available for payment to the Company without prior regulatory approval.

     The subsidiaries are also limited as to the amount they may loan to the Company unless such loans are collateralized by U.S. Treasury or agency securities, a segregated deposit with the subsidiary or other specified obligations. At December 31, 1998, the maximum amount available for transfer from the subsidiaries to the Company in the form of loans approximated $20,349,000.

NOTE 12 -- STOCK INCENTIVE AND EMPLOYEE BENEFIT PLANS

     At December 31, 1998, the Company has three stock-based compensation plans which are described below. Grants under those plans are accounted for following APB Opinion No. 25 and related interpretations.

     STOCK INCENTIVE PLANS. In 1995, stockholders approved the adoption of the 1995 Stock Incentive Plan (Plan). The Plan provides for the ability to grant stock options, stock appreciation rights, performance units, and stock awards to key employees. The total number of shares approved and available for grant under the Plan in its first year were 2.5% of the total shares of stock outstanding as of the effective date and 1.5% of outstanding shares in each subsequent Plan year not to exceed 525,000 in any year. Options to purchase shares of common stock of the Company and performance units were granted to key employees pursuant to both the Plan and previous stock incentive plans.

     Stock Options. Non-Qualified Stock Options are issued at an option price equal to the fair market value of the shares on the grant date and become exercisable at 25% annually beginning one year from the date of grant. The following table presents certain information with respect to stock options issued pursuant to these incentive plans.

                                           1998                  1997                  1996
                                    -------------------   -------------------   -------------------
                                                AVERAGE               AVERAGE               AVERAGE
                                     SHARES      PRICE     SHARES      PRICE     SHARES      PRICE
                                    ---------   -------   ---------   -------   ---------   -------
Options outstanding at beginning
  of year........................   1,405,423   $12.68    1,384,017   $11.04    1,139,776   $10.14
Options granted..................     282,000    25.48      295,875    18.50      350,625    13.33
Options assumed in business
  combinations...................     349,422     8.58           --       --           --       --
Option reloads...................     106,294    23.47           --       --           --       --
Options exercised................    (448,754)   10.25     (258,602)   10.42      (98,134)    8.60
Options lapsed...................     (17,793)   18.19      (15,867)   15.80       (8,250)   13.01
                                    ---------   ------    ---------   ------    ---------   ------
Options outstanding at end of
  year...........................   1,678,592   $15.68    1,405,423   $12.68    1,384,017   $11.04
                                    =========   ======    =========   ======    =========   ======
Options exercisable at end of
  year...........................   1,394,592   $13.58    1,405,423   $12.68    1,384,017   $11.04
                                    =========   ======    =========   ======    =========   ======

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     Performance Units. Performance Units (Units) granted entitle holders to cash or stock payments if certain long term performance targets are met. The payout range on all Units granted is $4.45 to $11.11 per unit. In addition, a dividend is paid on each Unit at a rate equivalent to the rate of dividends paid on each share of the Company's common stock. The expense related to these Units for the years ended December 31, 1998, 1997 and 1996 was approximately $457,000, $60,000 and $354,000, respectively. The following table presents certain information with respect to issuances pursuant to these plans.

                                           1998                  1997                  1996
                                    -------------------   -------------------   -------------------
                                                AVERAGE               AVERAGE               AVERAGE
                                     SHARES      PRICE     SHARES      PRICE     SHARES      PRICE
                                    ---------   -------   ---------   -------   ---------   -------
Units outstanding at beginning of
  year...........................     282,386       --      336,568       --      330,879       --
Units granted....................     150,116       --      113,253       --      104,298       --
Units paid.......................          --       --     (113,883)  $ 4.81      (98,609)  $ 4.45
Units forfeited..................     (92,059)      --      (53,552)      --           --       --
                                    ---------   ------    ---------   ------    ---------   ------
Units outstanding at end of
  year...........................     340,443       --      282,386       --      336,568       --
                                    =========   ======    =========   ======    =========   ======

     The following table presents a summary of issuances pursuant to these incentive plans.

                                                1998                  1997                  1996
                                         -------------------   -------------------   -------------------
                                                     AVERAGE               AVERAGE               AVERAGE
YEAR END BALANCES                         SHARES      PRICE     SHARES      PRICE     SHARES      PRICE
-----------------                        ---------   -------   ---------   -------   ---------   -------
Options outstanding....................  1,676,592   $15.58    1,405,423   $12.68    1,384,017   $11.04
Units outstanding......................    340,443       --      282,386       --      336,568       --
Available to grant under Plan..........     75,269       --       53,814       --       60,446       --

     In accordance with APB Opinion No. 25, no compensation cost has been recognized for stock option grants issued during 1998 pursuant to all option plans. Had compensation cost for these grants been determined based on the grant date fair values of awards (the method described in FAS No. 123, "Accounting for Stock-Based Compensation"), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

     The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1998, 1997 and 1996, respectively: dividend rates of 2.36%, 1.79% and 3.20%; price volatility of 30.99%, 69.95% and 21.71%, risk-free interest rates of 5.73%, 6.64% and 6.34%; and expected lives of 6.7, 6.5 and 6.5 years.

                                                         1998       1997       1996
                                                        -------    -------    -------
                                                          (IN THOUSANDS, EXCEPT PER
                                                                 SHARE DATA)
Net income:
  As reported.......................................    $39,581    $28,664    $31,876
  Pro forma.........................................     37,350     26,690     31,191
Basic earnings per share:
  As reported.......................................    $  1.39    $  1.07    $  1.20
  Pro forma.........................................       1.31       0.99       1.17
Diluted earnings per share:
  As reported.......................................    $  1.36    $  1.05    $  1.18
  Pro forma.........................................       1.28       0.97       1.16

     DIRECTORS' STOCK PLANS. During 1989, the Company adopted the Restricted Stock Plan for Non-Employee Directors (Stock Plan). The Stock Plan provides that each current eligible non-employee director

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES
and each subsequently elected non-employee director receive, in lieu of a cash retainer, shares of common stock of the Company, the fair value of which is equal to three times the annual retainer. The shares vest annually over a three-year period based upon the anniversary date of the original award. The expense related to the Stock Plan for the years ended December 31, 1998, 1997 and 1996 was approximately $514,000, $370,000 and $467,000, respectively.

     In addition, the Company pays a lifetime annual retainer to certain retired directors. Effective January 1, 1993, the Company adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" to account for these benefits. This statement requires employers to recognize postretirement benefits on an accrual basis rather than on a cash basis. The expense in 1998, 1997 and 1996 related to this plan was $73,000, $82,000 and $107,000, respective. The transition obligation, representing the present value of future payments upon adoption of accrual basis accounting, was approximately $842,000 and is being amortized over a twenty year period.

     In 1994, stockholders approved the 1994 Stock Option Plan for Non-Employee Directors (Option Plan). The Option Plan provides that each current eligible non-employee director and each subsequently elected non-employee director receive Options to purchase common stock of the Company. Each option granted under the Option Plan will have a ten-year term and will generally become exercisable twelve months after the grant date at an option price equal to the fair market value of the shares on the grant date. The following table presents certain information with respect to stock options issued pursuant to the Option Plan all of which were granted prior to December 15, 1998.

                                               1998                1997                1996
                                         -----------------   -----------------   -----------------
                                                   AVERAGE             AVERAGE             AVERAGE
                                         SHARES     PRICE    SHARES     PRICE    SHARES     PRICE
                                         -------   -------   -------   -------   -------   -------
Options outstanding at beginning of
  year.................................  192,750   $19.67    130,500   $13.11     63,750   $12.87
Options granted........................   56,500    25.50     69,000    18.50     75,000    13.33
Options exercised......................  (11,250)   14.44     (6,000)   13.06         --       --
Options lapsed.........................  (10,000)   21.14       (750)   13.33     (8,250)   13.23
                                         -------   ------    -------   ------    -------   ------
Options outstanding at end of year.....  228,000   $17.40    192,750   $19.67    130,600   $13.11
                                         =======   ======    =======   ======    =======   ======
Options exercisable at end of year.....  177,000   $15.06    123,750   $20.32     55,500   $12.81
                                         =======   ======    =======   ======    =======   ======
Available to grant under Plan at year
  end..................................   54,750       --    101,250       --    169,500       --
                                         =======   ======    =======   ======    =======   ======

     OPTIONS SUMMARY. The following table presents certain information with respect to issuances of stock options pursuant to all plans discussed above.

                                                                       WEIGHTED-AVG
                                                        NUMBER          REMAINING         WEIGHTED-AVG
RANGE OF EXERCISE PRICES                              OUTSTANDING    CONTRACTUAL LIFE    EXERCISE PRICE
------------------------                              -----------    ----------------    --------------
$2.60-7.80.........................................      202,987           3.5years          $ 5.32
 7.80-10.40........................................      108,011           3.8                10.11
10.40-13.00........................................      370,116           5.4                12.79
13.00-15.60........................................      454,242           7.1                13.63
15.60-20.80........................................      336,943           8.1                18.36
20.80-26.00........................................      432,293           8.4                24.99
                                                       ---------           ---               ------
Total Options Outstanding..........................    1,904,592           6.7               $15.80
                                                       =========           ===               ======

     EMPLOYEE BENEFIT PLANS. All subsidiaries of the Company participate in the AMCORE Financial Security Plan (Security Plan), a qualified profit sharing plan under Section 401(a) of the Internal Revenue

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

Code. The Security Plan offers participants a personal retirement account, profit sharing payment and personal savings account [401(k)]. In 1998, the Security Plan was amended to provide for a higher match percent to employee contributions and the profit sharing portion converted to a cash payment rather than contributed to employee accounts. The expense related to the Security Plan and other similar plans from acquired companies for the years ended December 31, 1998, 1997 and 1996 was approximately $3,555,000, $2,763,000 and $3,248,000, respectively.

     The Company maintains non-qualified non-contributory pension plans that cover senior executive management. One non-qualified plan provides pension benefits that would have been provided under the qualified plans in the absence of limits placed on qualified plan benefits by the Internal Revenue Service. Another plan provides defined pension benefits to a select group of management or highly compensated employees. The benefits payable under the plan are based upon three percent of final base salary times number of years of service and shall not exceed 70% nor be less than 45% of a participant's final base salary. The Company's funding policy is to fund benefits as they are paid. The expense related to these plans was approximately $456,000, $217,000, and $220,000 for 1998, 1997 and 1996, respectively.

     In addition to the Security Plan, certain health care and life insurance benefits are made available to active employees. The cost of these benefits is expensed as incurred. Group health benefits are offered to retirees with 100% of the cost borne by the retiree.

NOTE 13 -- INCOME TAXES

     The components of income tax expense were as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1998       1997       1996
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
Currently paid or payable...................................    $15,468    $12,735    $12,293
Deferred....................................................     (1,154)    (3,817)      (132)
                                                                -------    -------    -------
  TOTAL.....................................................    $14,314    $ 8,918    $12,161
                                                                =======    =======    =======

     The effective tax rates on income for 1998, 1997, and 1996 were 26.6%, 23.7% and 27.6%, respectively. Income tax expense was less than the amounts computed by applying the federal statutory rate of 35% due to the following:

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1998       1997       1996
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
Income tax at statutory rate................................    $18,863    $13,154    $15,413
Increase (decrease) resulting from:
  Tax-exempt income.........................................     (5,479)    (5,027)    (4,718)
  State income taxes, net of federal benefit................         24       (301)     1,346
  Non-deductible expenses, net..............................      1,395      1,581        356
  Other, net................................................       (489)      (489)      (236)
                                                                -------    -------    -------
     TOTAL..................................................    $14,314    $ 8,918    $12,161
                                                                =======    =======    =======

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                 AT DECEMBER 31,
                                                                ------------------
                                                                 1998       1997
                                                                -------    -------
                                                                  (IN THOUSANDS)
Deferred tax assets:
  Deferred compensation.....................................    $ 4,807    $ 4,094
  Securities................................................      2,277         --
  Allowance for loan and lease losses.......................      9,630      7,784
  Other.....................................................        643      4,257
                                                                -------    -------
     Total deferred tax assets..............................     17,357    $16,135
                                                                -------    -------
Deferred tax liabilities:
  Securities................................................    $    --    $ 5,895
  Premises and equipment....................................      4,491      4,946
  Other.....................................................      2,914      4,248
                                                                -------    -------
     Total deferred tax Liabilities.........................    $ 7,405    $15,089
                                                                -------    -------
  NET DEFERRED TAX ASSET....................................      9,952      1,046
Less: Tax effect of net unrealized (gain) loss on securities
  available for sale reflected in stockholders' equity......      2,175     (5,577)
                                                                -------    -------
  NET DEFERRED TAX ASSET EXCLUDING NET UNREALIZED (GAINS)
     LOSS ON SECURITIES AVAILABLE FOR SALE..................    $ 7,777    $ 6,623
                                                                =======    =======

     Net operating loss carryforwards for state income tax purposes were approximately $15,615,000 at December 31, 1998. The associated deferred asset is $1,228,000 ($798,000 net of federal). The carryforwards expire beginning December 31, 1999 through December 31, 2013. A valuation allowance of $798,000 has been established at December 31, 1998 against the deferred tax asset, due to the uncertainty surrounding the utilization of state net operating loss carryforwards.

     Retained earnings at December 31, 1998 include $3,182,000 for which no provision for income tax has been made. This amount represents allocations of income to thrift bad debt deductions for tax purposes only. This amount will only be taxable upon the occurrence of certain events. At this time management does not foresee the occurrence of any of these events.

     Tax benefits of $2,292,000 have been credited directly to paid in capital for non-qualified stock options exercised during the year.

NOTE 14 -- EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income for the year by the weighted average number of common shares outstanding. The weighted average common shares outstanding were 28,515,000, 26,862,000 and 26,649,000 for 1998,
1997 and 1996, respectively.

     Diluted earnings per share reflects the potential dilution using the treasury stock method that could occur if stock options granted pursuant to incentive stock plans were exercised or converted into common stock, therefore sharing in the earnings of the Company. The weighted average diluted shares outstanding were 29,098,000, 27,405,000 and 26,987,000 for 1998, 1997 and 1996,
respectively.

     Prior year's earnings per share amounts have been restated to give effect to the 1997 mergers accounted for as a pooling of interests requiring restatement and the three-for-two stock split on September 17, 1997.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 15 -- SEGMENT INFORMATION

     The Company's operations include three business segments: Banking, Trust and Asset Management, and Mortgage Banking. The Banking segment provides commercial and personal banking services through its 66 banking locations in northern Illinois and south-central Wisconsin, and the Consumer Finance subsidiary. The services provided by this segment include lending, deposits, cash management, safe deposit box rental, automated teller machines, and other traditional banking services. The Trust and Asset Management segment provides trust, investment management and brokerage services. It also acts as an advisor and provides fund administration to the Vintage Mutual Fund and offers a complete line of commercial and individual insurance products. These products are distributed nationally (i.e. Vintage Equity Fund is available through Charles Schwaab), regionally to institutional investors and corporations, and locally through AMCORE's 66 banking locations. The Mortgage Banking segment originates residential mortgage loans for sale to AMCORE's banking affiliates and the secondary market, as well as providing servicing of these mortgage loans.

     The Company's three reportable segments are strategic business units that are separately managed as they offer different products and services. The Company evaluates financial performance based on several factors, of which the primary financial measure is segment profit before remittances to the banking affiliates. The accounting policies of the three segments are the same as those described in the summary of significant accounting policies (Note 1). The Company accounts for intersegment revenue, expenses and transfers at current market prices.

                                                                            TRUST AND ASSET   MORTGAGE     TOTAL
                                                                BANKING       MANAGEMENT      BANKING     SEGMENTS
                                                               ----------   ---------------   --------   ----------
                                                                                  (IN THOUSANDS)
BUSINESS SEGMENTS
1998
Net interest income.........................................   $  122,542       $   131       $ 2,551    $  125,224
Provision for loan and lease losses.........................        7,993            --            --         7,993
Non-interest income.........................................       25,435        26,022        11,472        62,929
Operating expenses..........................................       87,324        18,293        11,396       117,013
Depreciation and amortization...............................        7,285           811            89         8,185
Income taxes................................................       13,150         3,388         1,054        17,592
Segment profit..............................................   $   39,510       $ 4,472       $ 1,573    $   45,555
After tax merger related and information systems charges....        1,245            --            --         1,245
                                                               ----------       -------       -------    ----------
Segment profit before merger related charges................   $   40,755       $ 4,472       $ 1,573    $   46,800
                                                               ==========       =======       =======    ==========
Segment assets..............................................   $4,227,050       $23,944       $54,656    $4,305,650
                                                               ==========       =======       =======    ==========
1997
Net interest income.........................................   $  110,778       $    64       $ 1,578    $  112,420
Provision for loan and lease losses.........................        7,045            --            --         7,045
Non-interest income.........................................       23,618        18,417         5,583        47,618
Operating expenses..........................................       84,745        13,601         6,366       104,712
Depreciation and amortization...............................        6,117           299            89         6,505
Income taxes................................................       10,211         1,999           320        12,530
Segment profit..............................................   $   32,395       $ 2,881       $   475    $   35,751
After tax merger related and information systems charges....        2,833            --            --         2,833
                                                               ----------       -------       -------    ----------
Segment profit before merger related and information system
  charges...................................................   $   35,228       $ 2,881       $   475    $   38,584
                                                               ==========       =======       =======    ==========
Segment assets..............................................   $3,738,080       $ 6,322       $28,298    $3,772,700
                                                               ==========       =======       =======    ==========
1996
Net interest income.........................................   $  104,048       $   102       $ 1,381    $  105,531
Provision for loan and lease losses.........................        5,428            --            --         5,428
Non-interest income.........................................       21,966        12,792         5,288        40,046
Operating expenses..........................................       76,545         9,694         5,595        91,834
Depreciation and amortization...............................        6,551           271            71         6,893
Income taxes................................................       12,376         1,304           432        14,112
Segment profit..............................................   $   31,665       $ 1,896       $   642    $   34,203
                                                               ==========       =======       =======    ==========
Segment assets..............................................   $3,367,594       $ 5,165       $18,945    $3,391,704
                                                               ==========       =======       =======    ==========

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

RECONCILEMENT OF SEGMENT INFORMATION TO FINANCIAL STATEMENTS

                                                            1998          1997          1996
                                                         ----------    ----------    ----------
NET INTEREST INCOME AND NON-INTEREST INCOME
Total for segments...................................    $  188,153    $  160,038    $  145,577
Unallocated revenues:
  Holding company revenues...........................        20,931        19,919        18,004
  Other..............................................            55         3,309         5,063
Elimination of intersegment revenues.................       (27,657)      (23,666)      (20,439)
                                                         ----------    ----------    ----------
Consolidated total revenues..........................    $  181,482    $  159,600    $  148,205
                                                         ==========    ==========    ==========
PROFIT
Total for segments...................................    $   45,555    $   35,751    $   34,203
Unallocated profit:
  Holding company loss...............................        (5,999)       (6,234)       (2,711)
  Other..............................................          (219)         (674)          914
Elimination of intersegment profit (loss)............           244          (179)         (530)
                                                         ----------    ----------    ----------
Consolidated net income..............................    $   39,581    $   28,664    $   31,876
                                                         ==========    ==========    ==========
ASSETS
Total for segments...................................    $4,305,650    $3,772,700    $3,391,704
Unallocated assets:
  Holding company assets.............................        53,110        46,128        37,945
  Other..............................................        42,701        43,675        15,302
Elimination of intersegment assets...................      (253,628)     (194,813)     (112,956)
                                                         ----------    ----------    ----------
Consolidated assets..................................    $4,147,833    $3,667,690    $3,331,995
                                                         ==========    ==========    ==========

NOTE 16 -- CAPITAL REQUIREMENTS

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

     Quantitative measures established by regulation to ensure capital adequacy require the Regulated Companies to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1998, that the Regulated Companies meet all capital adequacy requirements to which it is subject.

     As of December 31, 1998, the most recent notification from the Company's regulators categorized the Regulated Companies as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized a company must maintain minimum total risk-based, Tier I risk based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Regulated Companies category.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     The Company's and each significant subsidiary's actual capital amounts and ratios are presented in the table.

                                                                                  FOR CAPITAL ADEQUACY PURPOSES
                                                                            -----------------------------------------
                                                            ACTUAL                MINIMUM          WELL CAPITALIZED
                                                      -------------------   -------------------   -------------------
                                                       AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT     RATIO
                                                      --------   --------   --------   --------   --------   --------
AS OF DECEMBER 31, 1998:
  Total Capital (to Risk Weighted Assets):
    CONSOLIDATED                                      $366,121     13.43%   $218,078     >8.00%        N/A        N/A
                                                                                         -
    AMCORE Bank N.A. Rockford                          137,712     11.11%     99,205     >8.00%    124,006    >10.00%
                                                                                         -                    -
    AMCORE Bank N.A. Rock River Valley                  48,559     12.20%     31,834     >8.00%     39,793    >10.00%
  Tier 1 Capital (to Risk Weighted Assets):                                              -                    -
    CONSOLIDATED                                      $339,718     12.46%   $109,039     >4.00%        N/A        N/A
                                                                                         -
    AMCORE Bank N.A. Rockford                          126,920     10.23%     49,603     >4.00%     74,404     >6.00%
                                                                                         -                     -
    AMCORE Bank N.A. Rock River Valley                  44,456     11.17%     15,917     >4.00%     23,876     >6.00%
  Tier 1 Capital (to Average Assets):                                                    -                     -
    CONSOLIDATED                                      $339,718      8.31%   $163,485     >4.00%        N/A        N/A
                                                                                         -
    AMCORE Bank N.A. Rockford                          126,920      7.27%     69,837     >4.00%     87,296     >5.00%
                                                                                         -                     -
    AMCORE Bank N.A. Rock River Valley                  44,456      6.89%     25,804     >4.00%     32,255     >5.00%
AS OF DECEMBER 31, 1997:                                                                 -                     -
  Total Capital (to Risk Weighted Assets):
    CONSOLIDATED                                      $326,271     14.38%   $181,574     >8.00%        N/A        N/A
                                                                                         -
    AMCORE Bank N.A. Rockford                          118,710     11.11%     85,493     >8.00%    106,866    >10.00%
                                                                                         -                    -
    AMCORE Bank N.A. Rock River Valley                  55,270     14.61%     30,267     >8.00%     37,834    >10.00%
  Tier 1 Capital (to Risk Weighted Assets):                                              -                    -
    CONSOLIDATED                                      $306,364     13.50%   $ 90,775     >4.00%        N/A        N/A
                                                                                         -
    AMCORE Bank N.A. Rockford                          110,717     10.36%     42,747     >4.00%     64,120     >6.00%
                                                                                         -                     -
    AMCORE Bank N.A. Rock River Valley                  51,731     13.67%     15,134     >4.00%     22,700     >6.00%
  Tier 1 Capital (to Average Assets):                                                    -                     -
    CONSOLIDATED                                      $306,364      8.31%   $147,388     >4.00%        N/A        N/A
                                                                                         -
    AMCORE Bank N.A. Rockford                          110,717      6.82%     64,934     >4.00%     81,167     >5.00%
                                                                                         -                     -
    AMCORE Bank N.A. Rock River Valley                  51,731      7.65%     27,044     >4.00%     33,806     >5.00%
                                                                                         -                     -

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 17 -- CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED PARENT COMPANY BALANCE SHEETS

                                                                    DECEMBER 31,
                                                                  1998        1997
                                                                --------    --------
                                                                   (IN THOUSANDS)
ASSETS
Cash and cash equivalents...................................    $  1,343    $    955
Securities available for sale...............................       2,865         431
Short-term investments......................................       3,000      10,000
Due from subsidiaries.......................................       1,020         933
Loans to subsidiaries.......................................      19,808      22,763
Investment in bank subsidiaries.............................     307,322     285,374
Investment in financial services subsidiaries...............       5,783       6,049
Premises and equipment,net..................................       4,788       2,888
Other assets................................................      17,747       8,008
                                                                --------    --------
  TOTAL ASSETS..............................................    $363,676    $337,401
                                                                ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Long-term borrowings........................................    $ 42,842    $ 43,168
Other liabilities...........................................       4,751       6,757
                                                                --------    --------
TOTAL LIABILITIES...........................................    $ 47,593    $ 49,925
                                                                --------    --------
STOCKHOLDERS' EQUITY
Preferred stock.............................................    $     --    $     --
Common stock................................................       6,572       6,152
Additional paid-in capital..................................      75,260      73,262
Retained earnings...........................................     247,486     206,235
Treasury stock and other....................................      (9,969)     (6,547)
Accumulated other comprehensive income......................      (3,266)      8,374
                                                                --------    --------
  TOTAL STOCKHOLDERS' EQUITY................................    $316,083    $287,476
                                                                --------    --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................    $363,676    $337,401
                                                                ========    ========

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED PARENT COMPANY STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
INCOME:
Dividends from subsidiaries..............................    $ 37,923    $ 17,749    $ 21,492
Interest income..........................................       2,064       2,284       1,260
Management fees and other................................      23,372      21,436      18,833
                                                             --------    --------    --------
  TOTAL INCOME...........................................    $ 63,359    $ 41,469    $ 41,585
                                                             --------    --------    --------
EXPENSES:
Interest expense.........................................    $  4,204    $  3,801    $  2,090
Compensation expense and employee benefits...............      14,615      14,455      12,846
Professional fees........................................       2,316       2,540       1,192
Other....................................................      11,152      12,388       8,871
                                                             --------    --------    --------
  TOTAL EXPENSES.........................................    $ 32,287    $ 33,184    $ 24,999
                                                             --------    --------    --------
Income before income tax benefits and equity in
  undistributed net income of subsidiaries...............    $ 31,072    $  8,285    $ 16,586
Income tax benefits......................................      (2,751)     (3,231)     (2,195)
                                                             --------    --------    --------
Income before equity in undistributed net income of
  subsidiaries...........................................    $ 33,823    $ 11,516    $ 18,781
                                                             --------    --------    --------
Equity in undistributed net income of subsidiaries.......       5,758      17,148      13,095
                                                             --------    --------    --------
  NET INCOME.............................................    $ 39,581    $ 28,664    $ 31,876
                                                             ========    ========    ========

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...............................................    $ 39,581    $ 28,664    $ 31,876
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization..........................       1,032       1,531       1,026
  Non-employee directors compensation expense............         464         370         467
  Equity in undistributed net income of subsidiaries.....      (5,758)    (17,148)    (13,095)
  (Increase) decrease in due from subsidiaries...........         (87)        255        (831)
  Decrease (increase) in other assets....................       2,503      (1,119)      1,905
  (Decrease) increase in other liabilities...............      (2,006)      2,011      (1,089)
  Other, net.............................................         298         560         (90)
                                                             --------    --------    --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES...........    $ 36,027    $ 15,124    $ 20,169
                                                             ========    ========    ========
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities...................................    $ (2,428)   $(14,071)   $   (345)
Proceeds from maturities of securities...................          --      14,197         101
Net increase (decrease) in short term investments........       7,000      (8,000)     (2,000)
Dissolution of less-active state banking charters........          --          96          --
Proceeds from sale of collection agency..................          --         700          --
Net investment made in subsidiaries......................        (681)    (10,788)         --
Loans to subsidiaries....................................     (74,035)    (13,470)    (24,364)
Payments received on loans to subsidiaries...............      76,990      16,916       7,343
Transfer of premises and equipment (from) to
  affiliates.............................................         (23)       (114)      1,218
Premises and equipment expenditures, net.................      (2,909)     (1,514)     (1,234)
Investment in company owned life insurance...............     (10,798)     (1,816)     (1,721)
                                                             --------    --------    --------
  NET CASH PROVIDED BY (REQUIRED FOR) INVESTING
     ACTIVITIES..........................................    $ (6,884)   $(17,864)   $(21,002)
                                                             ========    ========    ========
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in short-term borrowings.........    $     --    $(14,455)   $ 11,305
Proceeds from long-term borrowings.......................          --      41,238          --
Payment of long-term borrowings..........................        (444)    (14,044)     (3,844)
Dividends paid...........................................     (15,406)    (12,130)     (9,096)
Proceeds from the sale of common stock...................          --         430          --
Proceeds from exercise of incentive stock options........       6,840       3,753       1,405
Purchase of treasury stock...............................     (19,745)     (1,327)         --
                                                             --------    --------    --------
  NET CASH (REQUIRED FOR) PROVIDED BY FINANCING
     ACTIVITIES..........................................    $(28,755)   $  3,465    $   (230)
                                                             --------    --------    --------
Net change in cash and cash equivalents..................    $    388    $    725    $ (1,063)
Cash and cash equivalents:
  Beginning of year......................................         955         230       1,293
                                                             --------    --------    --------
  End of period..........................................    $  1,343    $    955    $    230
                                                             ========    ========    ========

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
  AMCORE FINANCIAL, INC.

     We have audited the accompanying consolidated balance sheet of AMCORE Financial, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMCORE Financial, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

KPMG LLP
KPMG LLP

Chicago, Illinois
January 19, 1999

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
  AMCORE FINANCIAL, INC.
  Rockford, Illinois

     We have audited the accompanying consolidated balance sheets of AMCORE Financial, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the two year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMCORE Financial, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1997, in conformity with generally accepted accounting principles.
McGLADREY & PULLEN, LLP

Rockford, Illinois
January 19, 1998

         CONDENSED QUARTERLY EARNINGS & STOCK PRICE SUMMARY (UNAUDITED)

                                                          1998                                    1997
                                          -------------------------------------   -------------------------------------
                                           FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND     THIRD    FOURTH
                                          QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                          -------   -------   -------   -------   -------   -------   -------   -------
                                                              (IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income.........................  $68,315   $74,520   $74,979   $73,047   $61,035   $63,004   $67,708   $68,212
Interest expense........................   39,362    43,302    43,593    41,870    33,926    35,523    39,666    39,845
                                          -------   -------   -------   -------   -------   -------   -------   -------
Net interest income.....................  $28,953   $31,218   $31,386   $31,177   $27,109   $27,481   $28,042   $28,367
Provision for loan losses...............    2,145     1,642     2,226     1,980     1,915     1,936     2,673       521
Other income............................   12,939    13,898    14,586    17,325    12,160    10,575    11,161    14,705
Other expense...........................   31,906    27,932    28,997    30,759    25,966    33,747    24,369    30,891
                                          -------   -------   -------   -------   -------   -------   -------   -------
Income before income taxes..............  $ 7,841   $15,542   $14,749   $15,763   $11,388   $ 2,373   $12,161   $11,660
Income taxes............................    1,742     4,306     3,871     4,395     3,149       341     3,114     2,314
                                          -------   -------   -------   -------   -------   -------   -------   -------
Net income..............................  $ 6,099   $11,236   $10,878   $11,368   $ 8,239   $ 2,032   $ 9,047   $ 9,346
                                          =======   =======   =======   =======   =======   =======   =======   =======
Per share data:
Basic earnings:.........................  $  0.23   $  0.39   $  0.37   $  0.39   $  0.31   $  0.07   $  0.34   $  0.35
Diluted earnings........................  $  0.22   $  0.38   $  0.37   $  0.39   $  0.31   $  0.07   $  0.33   $  0.34
Dividends...............................     0.12      0.14      0.14      0.14      0.10      0.11      0.12      0.12
Stock price ranges -- high..............    27.50     27.75     26.25     24.50     19.50     19.33     24.00     25.94
                -- low..................    21.75     23.38     20.38     19.13     15.33     17.17     18.50     22.00
                -- close................    27.00     24.00     22.75     22.89     18.83     18.17     22.75     25.13

     The financial information contains all normal and recurring reclassification for a fair and consistent presentation.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors of the Registrant. The Proxy Statement and Notice of 1999 Annual Meeting dated March 25, 1999 is incorporated herein by reference.

(b) Executive Officers of the Registrant. The information is presented in Item 1 of this document.

ITEM 11.  EXECUTIVE COMPENSATION

     The Proxy Statement and Notice of 1999 Annual Meeting dated March 25, 1999 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Proxy Statement and Notice of 1999 Annual Meeting dated March 25, 1999 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Proxy Statement and Notice of 1999 Annual Meeting dated March 25, 1999 is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of AMCORE are filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

     Consolidated Balance Sheets - December 31, 1998 and 1997

     Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

     Independent Auditors' Report

(a)2. FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules have been included in the consolidated financial statements or are either not applicable or not significant.

(A)3.                              EXHIBITS
-----                              --------
    3    Amended and Restated Articles of Incorporation of AMCORE
         Financial, Inc. dated May 1, 1990 (Incorporated by reference to Exhibit 23 of AMCORE's Annual Report on Form 10-K for the
         year ended December 31, 1989).
  3.1    By-laws of AMCORE Financial, Inc. as amended May 17, 1990
         (Incorporated by reference to Exhibit 3.1 of AMCORE's Annual
         Report on Form 10-K for the year ended December 31, 1994).
    4    Rights Agreement dated February 21, 1996, between AMCORE
         Financial, Inc. and Firstar Trust Company (Incorporated by
         reference to AMCORE's Form 8-K as filed with the Commission on February 28, 1996).
 10.1    1995 Stock Incentive Plan (Incorporated by reference to
         Exhibit 22 of AMCORE's Annual Report on Form 10-K for the
         year ended December 31, 1994).
 10.2    AMCORE Financial, Inc. 1994 Stock Option Plan for
         Non-Employee Directors (Incorporated by reference to Exhibit
         23 of AMCORE's Annual Report on Form 10-K for the year ended
         December 31, 1993).
10.3A    Amended and Restated Transitional Compensation Agreement
         dated June 1, 1996 between AMCORE Financial, Inc. and Robert
         J. Meuleman. (Incorporated by reference to Exhibit 10.3A of
         AMCORE's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1996.)
10.3B    Transitional Compensation Agreement dated June 1, 1996
         between AMCORE Financial, Inc. and Charles E. Gagnier.
         (Incorporated by reference to Exhibit 10.3C of AMCORE's
         Quarterly Report on Form 10-Q for the quarter ended June 30,
         1996.)
10.3C    Transitional Compensation Agreement dated June 1, 1996
         between AMCORE Financial, Inc. and the following
         individuals: William J. Hippensteel, Alan W. Kennebeck and
         James F. Warsaw. (Incorporated by reference to Exhibit 10.3D of AMCORE's Quarterly Report on Form 10-Q for the quarter
         ended June 30, 1996.)
10.3D    Transitional compensation Agreement dated May 21, 1997
         between AMCORE Financial, Inc. and Charie A. Zanck.
         (Incorporated by reference to Exhibit 10.3F of AMCORE's
         Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1997.)
10.3E    Transitional Compensation Agreement dated November 18, 1998 between AMCORE Financial, Inc. and the following
         individuals: Kenneth E. Edge, John R. Hecht, and James S.
         Waddell

(A)3.                              EXHIBITS
-----                              --------
 10.4    Commercial Paper Placement Agreement dated November 10, 1995 with M&I Marshall and Ilsley Bank (Incorporated by reference to Exhibit 10.6 to AMCORE's Annual Report on Form 10-K for
         the year ended December 31, 1995).
10.5A    Executive Insurance Agreement dated March 1, 1996 between
         AFI and Robert J. Meuleman (Incorporated by reference to
         Exhibit 10.6 of AMCORE's Quarterly Report on Form 10-Q for
         the quarter ended March 31, 1996).
 10.6    Indenture, dated as of March 25, 1997, between the Company and The First National Bank of Chicago (incorporated herein by reference to Exhibit 4.1 of the Company's registration
         statement on Form S-4, Registration No. 333-25375).
 10.7    Form of New Guarantee between the Company and The First
         National Bank of Chicago (incorporated herein by reference to Exhibit 4.7 of the Company's registration statement on
         Form S-4, Registration No. 333-25375).
 10.8    First Amendment to Loan Agreement with M & I Marshall and
         Ilsley Bank dated November 9, 1996. (Incorporated by
         reference to Exhibit 10.8 of AMCORE's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1997.)
 10.9    Second Amendment to Loan Agreement with M & I Marshall and
         Ilsley Bank dated September 29, 1997. (Incorporated by
         reference to Exhibit 10.9 of AMCORE's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1997.)
10.10    Third Amendment to Loan Agreement with M & I Marshall and
         Ilsley Bank dated April 30, 1998. (Incorporated by reference to Exhibit 10.10 of AMCORE's Quarterly Report on Form 10-Q
         for the quarter ended June 30, 1998.)
10.11    Executive Insurance Agreement dated August 10, 1998 between
         AMCORE Financial, Inc. and the following executives: Kenneth
         E. Edge, John R. Hecht, and James S. Waddell. (Incorporated
         by reference to Exhibit 10.10 of AMCORE's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)
10.12    Fourth Amendment to Loan Agreement with M & I Marshall and
         Ilsley Bank dated November 2, 1998.
   13    1998 Summary Annual Report to Stockholders.
   21    Subsidiaries of the Registrant
   22    Proxy Statement and Notice of 1999 Annual Meeting
   24    Powers of Attorney
   27    Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rockford, State of Illinois, on this 25th day of March 1999.
                                          AMCORE FINANCIAL, INC.
                                              JOHN R. HECHT
                                          By:
                                          --------------------------------------
                                            John R. Hecht
                                            Executive Vice President and Chief
                                              Financial Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below on the 25th day of March, 1999 by the following persons on behalf of the Registrant in the capacities indicated.

                    NAME                                                   TITLE
                    ----                                                   -----
ROBERT J. MEULEMAN                                  President and Chief Executive Officer
---------------------------------------------       (principal executive officer)
Robert J. Meuleman

JOHN R. HECHT                                       Executive Vice President and Chief Financial
---------------------------------------------       Officer (principal financial officer and principal
John R. Hecht                                       accounting officer)

Directors: Milton R. Brown, Carl J. Dargene, Richard C. Dell, Paul Donovan,
           Lawrence E. Gloyd, John A. Halbrook, Frederick D. Hay, William R. McManaman, Robert J. Meuleman, Ted Ross, Jack D. Ward and Gary L. Watson

Robert J. Meuleman
---------------------------------------------
Robert J. Meuleman*

JOHN R. HECHT
---------------------------------------------
John R. Hecht*
Attorney in Fact*