Form 10-Q
period 1999-03-31
AMCORE FINANCIAL INC
filed 1999-05-14
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999


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

Yes X    No

The number of shares outstanding of the registrant's Common stock, par value $.22 per share, at April 30, 1999 was 28,224,000 shares.


Index of Exhibits on Page 23

                             AMCORE FINANCIAL, INC.

                           Form 10-Q Table of Contents


PART I                                                             Page Number
------                                                             -----------
Item 1 Financial Statements

          Consolidated Balance Sheets as of March 31, 1999 and
             December 31, 1998..........................................  1

          Consolidated Statements of Income for the Three
             Months Ended March 31, 1999 and 1998.......................  2

          Consolidated Statements of Stockholders' Equity for the
             periods ended March 31, 1999 and 1998......................  3

          Consolidated Statements of Cash Flows for the Three
             Months Ended March 31, 1999 and 1998.......................  4

          Notes to Consolidated Financial Statements....................  5

Item 2 Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................ 11

PART II

Item 4 Submission of Matters to a Vote of Security Holders.............. 23

Item 6 Exhibits and Reports on Form 10-Q................................ 23



Signatures.............................................................. 24

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                                    March 31,        December 31,
(in thousands, except per share data)                                                                  1999              1998
=================================================================================================================================
Assets          Cash and cash equivalents......................................................... $  115,522        $  144,199
                Interest earning deposits in banks................................................     19,170            13,397
                Federal funds sold and other short-term investments...............................          -             9,427
                Loans held for sale...............................................................     26,286            46,836
                Securities available for sale.....................................................  1,372,109         1,327,532
                Securities held to maturity (fair value of $ 15,064 in 1999; $ 16,371 in 1998)....     14,861            16,142
                                                                                                   ----------        ----------
                    Total securities ............................................................. $1,386,970        $1,343,674
                Loans and leases, net of unearned income..........................................  2,519,582         2,451,518
                Allowance for loan and lease losses...............................................    (27,919)          (26,403)
                                                                                                   ----------        ----------
                    Net loans and leases.......................................................... $2,491,663        $2,425,115
                Premises and equipment, net ......................................................     57,890            58,763
                Intangible assets, net............................................................     18,581            19,028
                Foreclosed real estate............................................................      2,477             2,321
                Other assets......................................................................     81,583            85,073
                                                                                                   ----------        ----------
                    TOTAL ASSETS.................................................................. $4,200,142        $4,147,833
                                                                                                   ==========        ==========
Liabilities     LIABILITIES
And             Deposits:
Stockholders'     Demand deposits................................................................. $1,163,577        $1,169,835
Equity            Savings deposits................................................................    168,721           182,330
                  Other time deposits.............................................................  1,593,953         1,595,559
                                                                                                   ----------        ----------
                     Total deposits............................................................... $2,926,251        $2,947,724
                Short-term borrowings.............................................................    614,308           498,211
                Long-term borrowings .............................................................    296,273           330,361
                Other liabilities.................................................................     51,063            55,454
                                                                                                   ----------        ----------
                     TOTAL LIABILITIES............................................................ $3,887,895        $3,831,750
                                                                                                   ----------        ----------

                STOCKHOLDERS' EQUITY
                Preferred stock, $1 par value:  authorized 10,000,000 shares; none issued......... $        -       $         -
                Common stock, $.22 par value:  authorized 45,000,000 shares;
                                                                   March 31,     December 31,
                                                                      1999           1998
                                                 Issued            29,593,495     29,593,495
                                                 Outstanding       28,221,774     28,837,698            6,572             6,572
                Additional paid-in capital........................................................     75,048            75,260
                Retained earnings ................................................................    253,571           247,486
                Deferred compensation for non-employee directors..................................     (1,895)           (1,706)
                Treasury stock ...................................................................    (22,433)           (8,263)
                Accumulated other comprehensive income............................................      1,384            (3,266)
                                                                                                   ----------        ----------
                     TOTAL STOCKHOLDERS' EQUITY................................................... $  312,247        $  316,083
                                                                                                   ----------        ----------
                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................................... $4,200,142        $4,147,833
                                                                                                   ==========        ==========

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                     For the Three Months
                                                                                        Ended March 31,
(in thousands, except per share data)                                                  1999        1998
===========================================================================================================
Interest       Interest and fees on loans and leases............................... $ 51,437    $ 42,989
Income         Interest on securities:
                 Taxable...........................................................   16,369      20,133
                 Tax-exempt........................................................    4,303       4,308
                                                                                    ----------------------
                    Total Income from Securities................................... $ 20,672    $ 24,441

               Interest on federal funds sold and other short-term investments..... $     53    $    104
               Interest and fees on loans held for sale............................      624         751
               Interest on deposits in banks.......................................      106          30
                                                                                    ----------------------
                    Total Interest Income.......................................... $ 72,892    $ 68,315
                                                                                    ----------------------

Interest       Interest on deposits................................................ $ 28,574    $ 27,100
Expense        Interest on short-term borrowings...................................    7,684       9,092
               Interest on long-term borrowings....................................    4,851       3,170
                                                                                    ----------------------
                    Total Interest Expense......................................... $ 41,109    $ 39,362
                                                                                    ----------------------

                    Net Interest Income............................................ $ 31,783    $ 28,953
               Provision for loan and lease losses.................................    2,226       2,145
                                                                                    ----------------------
                    Net Interest Income After Provision for Loan and Lease Losses.. $ 29,557    $ 26,808
                                                                                    ----------------------

               Trust and asset management income................................... $  6,587    $  5,261
Non-Interest   Service charges on deposits.........................................    2,218       1,864
Income         Mortgage revenues...................................................    2,138       2,638
               Other...............................................................    2,626       2,634
                                                                                    ----------------------
                    Non-Interest Income, Excluding Net Realized Security Gains..... $ 13,569    $ 12,397
               Net realized security gains.........................................      193         542
                                                                                    ----------------------
                    Total Non-Interest Income...................................... $ 13,762    $ 12,939

               Compensation expense................................................ $ 12,985    $ 12,555
Operating      Employee benefits...................................................    3,740       3,544
Expenses       Net occupancy expense...............................................    1,729       1,713
               Equipment expense...................................................    2,105       2,146
               Data processing expense.............................................    1,601       1,775
               Professional fees...................................................    1,131       2,679
               Advertising and business development................................      746         882
               Amortization of intangible assets...................................      497         586
               Other...............................................................    4,824       6,026
                                                                                    ----------------------
                    Total Operating Expenses....................................... $ 29,358    $ 31,906
                                                                                    ----------------------

               Income Before Income Taxes.......................................... $ 13,961    $  7,841
               Income taxes........................................................    3,925       1,742
                                                                                    ----------------------
                    NET INCOME..................................................... $ 10,036    $  6,099
                                                                                    ======================

               BASIC EARNINGS PER COMMON SHARE..................................... $   0.35    $   0.23
               DILUTED EARNINGS PER COMMON SHARE...................................     0.35        0.22
               DIVIDENDS PER COMMON SHARE..........................................     0.14        0.12
               AVERAGE COMMON SHARES OUTSTANDING...................................   28,475      27,099
               AVERAGE DILUTED SHARES OUTSTANDING.................................. $ 28,924    $ 27,533

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                               Deferred
                                                                                       Additional            Compensation
                                                                               Common    Paid-in   Retained  Non-Employee
(in thousands, except share data)                                               Stock    Capital   Earnings    Directors
                                                                               -------------------------------------------
Balance at December 31, 1997.................................................. $6,152  $  73,262   $206,235    $(1,478)
                                                                               -------------------------------------------

 Comprehensive Income:
  Net Income..................................................................      -          -      6,099          -
   Unrealized holding losses on securities available for sale arising
      during the period.......................................................      -          -          -          -
   Less reclassification adjustment for realized gains included in net income.      -          -          -          -
                                                                               -------------------------------------------
 Net unrealized gains (losses) on securities available for sale...............      -          -          -          -
                                                                               -------------------------------------------

Comprehensive Income..........................................................      -          -      6,099          -
                                                                               -------------------------------------------

  Cash dividends on common stock-$.12 per share...............................      -          -     (3,251)         -
  Issuance of common shares for Midwest Federal Financial Corp................    420      2,314     17,074          -
  Reissuance of  treasury shares for Investors Management Group...............      -        680          -          -
  Purchase of shares for the treasury.........................................      -          -          -          -
  Reissuance of treasury shares for Non-Employee
    Directors stock plan......................................................      -        139          -       (175)
  Deferred compensation expense...............................................      -          -          -        133
  Reissuance of treasury shares for employee benefit plans....................      -      1,233          -          -

                                                                               -------------------------------------------
Balance at March 31, 1998..................................................... $6,572  $  77,628   $226,157    $(1,520)
                                                                               -------------------------------------------


                                                                               -------------------------------------------
Balance at December 31, 1998.................................................. $6,572  $  75,260   $247,486    $(1,706)
                                                                               -------------------------------------------

 Comprehensive Income:
  Net Income..................................................................      -          -     10,036          -
   Unrealized holding gains on securities available for sale arising
      during the period.......................................................      -          -          -          -
   Less reclassification adjustment for realized gains included in net income.      -          -          -          -
                                                                               -------------------------------------------
 Net unrealized gains (losses) on securities available for sale...............      -          -          -          -
                                                                               -------------------------------------------

Comprehensive Income..........................................................      -          -     10,036          -
                                                                               -------------------------------------------

  Cash dividends on common stock-$.14 per share...............................      -          -     (3,951)         -
  Purchase of shares for the treasury.........................................      -          -          -          -
  Reissuance of treasury shares for Non-Employee
    Directors stock plan......................................................      -         (7)         -       (325)
  Deferred compensation expense...............................................      -          -          -        136
  Reissuance of treasury shares for employee benefit plans....................      -       (205)         -          -

                                                                               -------------------------------------------
Balance at March 31, 1999..................................................... $6,572  $  75,048   $253,571    $(1,895)
                                                                               -------------------------------------------

                                                                                          Accumulated
                                                                                             Other          Total
                                                                               Treasury   Comprehensive  Stockholders'
(in thousands, except share data)                                               Stock        Income         Equity
                                                                              ----------------------------------------
Balance at December 31, 1997..................................................$(5,069)      $ 8,374        $287,476
                                                                              ----------------------------------------

 Comprehensive Income:
  Net Income..................................................................      -             -           6,099
   Unrealized holding losses on securities available for sale arising
      during the period.......................................................      -           243             243
   Less reclassification adjustment for realized gains included in net income.      -          (325)           (325)
                                                                              ----------------------------------------
 Net unrealized gains (losses) on securities available for sale...............      -           (82)            (82)
                                                                              ----------------------------------------

Comprehensive Income..........................................................      -           (82)          6,017
                                                                              ----------------------------------------

  Cash dividends on common stock-$.12 per share...............................      -             -          (3,251)
  Issuance of common shares for Midwest Federal Financial Corp................      -           178          19,986
  Reissuance of  treasury shares for Investors Management Group...............  6,242             -           6,922
  Purchase of shares for the treasury......................................... (4,758)            -          (4,758)
  Reissuance of treasury shares for Non-Employee
    Directors stock plan......................................................     36             -               -
  Deferred compensation expense...............................................      -             -             133
  Reissuance of treasury shares for employee benefit plans....................    691             -           1,924

                                                                              ----------------------------------------
Balance at March 31, 1998.....................................................$(2,858)      $ 8,470        $314,449
                                                                              ----------------------------------------


                                                                              ----------------------------------------
Balance at December 31, 1998..................................................$(8,263)      $(3,266)       $316,083
                                                                              ----------------------------------------

 Comprehensive Income:
  Net Income..................................................................      -             -          10,036
   Unrealized holding gains on securities available for sale arising
      during the period.......................................................      -         4,766           4,766
   Less reclassification adjustment for realized gains included in net income.      -          (116)           (116)
                                                                              ----------------------------------------
 Net unrealized gains (losses) on securities available for sale...............      -         4,650           4,650
                                                                              ----------------------------------------

Comprehensive Income..........................................................      -         4,650          14,686
                                                                              ----------------------------------------

  Cash dividends on common stock-$.14 per share...............................      -             -          (3,951)
  Purchase of shares for the treasury.........................................(16,282)            -         (16,282)
  Reissuance of treasury shares for Non-Employee
    Directors stock plan......................................................    332             -               -
  Deferred compensation expense...............................................      -             -             136
  Reissuance of treasury shares for employee benefit plans....................  1,780             -           1,575

                                                                              ----------------------------------------
Balance at March 31, 1999.....................................................(22,433)      $ 1,384        $312,247
                                                                              ----------------------------------------

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)                                                                                             Three Months Ended
                                                                                                             March 31,
(in thousands)                                                                                         1999            1998
============================================================================================================================
Cash Flows       Net income....................................................................... $  10,036       $   6,099
From             Adjustments to reconcile net income to net
Operating          cash provided by operating activities:
Activities            Depreciation and amortization of premises and equipment.....................     1,765           1,763
                      Amortization and accretion of securities, net...............................     3,189           1,673
                      Provision for loan and lease losses.........................................     2,226           2,145
                      Amortization of intangible assets...........................................       497             586
                      Net gain on sale of securities available for sale...........................      (193)           (542)
                      Deferred income taxes.......................................................       407           1,267
                      Originations of loans held for sale.........................................   (96,517)       (104,805)
                      Proceeds from sales of loans held for sale..................................   117,067          98,833
                      Other, net..................................................................    (4,399)          9,107
                                                                                                   -------------------------
                         Net cash provided by operating activities................................ $  34,078       $  16,126
                                                                                                   -------------------------

Cash Flows       Proceeds from maturities of securities available for sale........................ $ 122,212       $  83,551
From             Proceeds from maturities of securities held to maturity..........................     1,281             700
Investing        Proceeds from sales of securities available for sale.............................    38,238          92,809
Activities       Purchase of securities available for sale........................................  (200,227)       (280,731)
                 Net decrease (increase) in federal funds sold
                    and other short-term investments..............................................     9,427          (2,200)
                 Net (increase) decrease in interest earning deposits in banks....................    (5,773)            164
                 Proceeds from the sale of consumer finance loans and leases......................     1,212           1,573
                 Loans made to customers and principal collection of loans, net...................   (70,434)        (29,522)
                 Premises and equipment expenditures, net.........................................      (916)           (978)
                 Proceeds from the sale of other real estate......................................       370             429
                 Net cash and cash equivalents acquired through acquisitions......................         -           5,763
                                                                                                   -------------------------
                         Net cash used for investing activities................................... $(104,610)      $(128,442)
                                                                                                   -------------------------

Cash Flows       Net (decrease) increase in demand deposits and savings accounts..................   (19,867)         27,417
From             Net (decrease) increase in time deposits.........................................    (1,606)         16,550
Financing        Net increase in short-term borrowings............................................    82,447          13,291
Activities       Proceeds from long-term borrowings...............................................         -          79,800
                 Payment of long-term borrowings..................................................      (461)           (461)
                 Dividends paid...................................................................    (3,951)         (3,251)
                 Issuance of treasury stock for employee incentive plans..........................     1,575           1,924
                 Purchase of treasury stock.......................................................   (16,282)         (4,758)
                                                                                                   -------------------------
                         Net cash provided by financing activities................................ $  41,855       $ 130,512
                                                                                                   -------------------------
                 Net change in cash and cash equivalents.......................................... $ (28,677)      $  18,196
                 Cash and cash equivalents:
                   Beginning of year..............................................................   144,199         105,218
                                                                                                   -------------------------
                   End of period.................................................................. $ 115,522       $ 123,414
                                                                                                   =========================

Supplemental     Cash payments for:
Disclosures of     Interest paid to depositors....................................................    30,959          26,781
Cash Flow          Interest paid on borrowings....................................................    12,326          12,054
Information        Income taxes paid..............................................................       166             951

Non-Cash         Other real estate acquired in settlement of loans................................       520             248
Investing and    Transfer of securities held to maturity to available for sale....................         -               -
Financing        Transfer of long-term borrowings to short-term borrowings........................    33,650               -
Activities       Common stock issued for Midwest Federal Financial Corp...........................         -          19,986
                 Common stock issued for Investors Management Group, Ltd..........................         -           6,922

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

On March 27, 1998, Midwest Federal Financial Corp. (Midwest) merged into the company. This transaction was accounted for as a pooling of interests, however, the size of the transaction was not material to the Company's consolidated financial statements. Therefore, results previous to the date of acquisition were not restated. On February 17, 1998, Investors Management Group, LTD (IMG) was acquired by the Company. This transaction was accounted for as a purchase. The results of IMG's operations have been included in the Company's operating results since February 17, 1998. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the "Company") for the year ended December 31, 1998.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is based on dividing net income by the weighted average number of shares of common stock outstanding. The weighted average common shares outstanding were 28,475,000 and 27,099,000 for the three months ended March 31, 1999 and 1998, respectively. Diluted earnings per share reflects the potential dilution using the treasury stock method that could occur if stock options granted pursuant to incentive stock plans were exercised or converted into common stock, and any shares contingently issuable, that then shared in the earnings of the Company. The weighted average diluted shares outstanding were 28,924,000 and 27,533,000 for the three months ended March 31, 1999 and 1998 respectively.

NOTE 3 - SECURITIES

A summary of securities at March 31, 1999 and December 31, 1998 were as follows:

                                                                      Gross           Gross
                                                    Amortized      Unrealized       Unrealized        Fair
                                                       Cost           Gains           Losses          Value
                                                   -----------------------------------------------------------
                                                                          (in thousands)
At March 31, 1999
   Securities Available for Sale:
     U.S. Treasury                                 $   64,905      $    727         $     (45)     $   65,587
     U.S. Government agencies                          54,002           274                (9)         54,267
     Agency mortgage-backed securities                775,433         3,854           (11,766)        767,521
     State and political subdivisions                 338,273        10,967            (1,093)        348,147
     Corporate obligations and other                  137,196           449            (1,058)        136,587
                                                   -----------------------------------------------------------
        Total Securities Available for Sale        $1,369,809      $ 16,271         $ (13,971)     $1,372,109
                                                   -----------------------------------------------------------


   Securities Held to Maturity:
     U.S. Treasury                                 $    1,050      $      8         $       -      $    1,058
     U.S. Government agencies                              27             -                 -              27
     State and political subdivisions                  13,783           241               (46)         13,978
     Corporate obligations and other                        1             -                 -               1
                                                   -----------------------------------------------------------
        Total Securities Held to Maturity          $   14,861      $    249         $     (46)     $   15,064
                                                   -----------------------------------------------------------
                  Total Securities                 $1,384,670      $ 16,520         $ (14,017)     $1,387,173
                                                   ===========================================================

At December 31, 1998
   Securities Available for Sale:
     U.S. Treasury                                 $   66,431      $  1,047         $     (19)     $   67,459
     U.S. Government agencies                          82,814           701                (2)         83,513
     Agency mortgage-backed securities                727,506         4,645           (22,308)        709,843
     State and political subdivisions                 312,116        11,489              (374)        323,231
     Corporate obligations and other                  144,106           586            (1,206)        143,486
                                                   -----------------------------------------------------------
        Total Securities Available for Sale        $1,332,973      $ 18,468         $ (23,909)     $1,327,532
                                                   -----------------------------------------------------------

   Securities Held to Maturity:
     U.S. Treasury                                 $    1,053      $     15         $       -      $    1,068
     U.S. Government agencies                              27             -                 -              27
     State and political subdivisions                  15,061           261               (47)         15,275
     Corporate obligations and other                        1             -                 -               1
                                                   -----------------------------------------------------------
        Total Securities Held to Maturity          $   16,142      $    276         $     (47)     $   16,371
                                                   -----------------------------------------------------------
                  Total Securities                 $1,349,115      $ 18,744         $ (23,956)     $1,343,903
                                                   ===========================================================

Realized gross gains resulting from the sale of securities available for sale were $306,000 and $598,000 in the first three months of 1999 and 1998, respectively. Realized gross losses were $113,000 and $56,000 in the first three months of 1999 and 1998, respectively.

NOTE 4 - LOANS AND LEASES

The composition of the loan and lease portfolio at March 31, 1999 and December 31, 1998, was as follows:

                                                                      March 31,        December 31,
(in thousands)                                                          1999               1998
                                                                    -------------------------------
Commercial, financial and agricultural............................  $  666,661         $  659,946
Real estate-construction..........................................     103,570            105,574
Real estate-commercial............................................     645,731            626,358
Real estate-residential...........................................     689,572            672,720
Installment and consumer..........................................     412,230            384,004
Direct lease financing............................................       1,994              3,127
                                                                    -------------------------------
     Gross loans and leases.......................................  $2,519,758         $2,451,729
     Unearned income..............................................        (176)              (211)
                                                                    -------------------------------
     Loans and leases, net of unearned income.....................  $2,519,582         $2,451,518
     Allowance for loan and lease losses..........................     (27,919)           (26,403)
                                                                    -------------------------------
     NET LOANS AND LEASES.........................................  $2,491,663         $2,425,115
                                                                    ===============================

NOTE 5 - BORROWINGS


Short-Term Borrowings

Short-term borrowings consisted of the following:

                                                   March 31, 1999    December 31, 1998
                                                   --------------    -----------------
Securities sold under agreements to repurchase...........$478,423        $434,071
Federal Home Loan Bank borrowings..........................65,879          32,629
Federal funds purchased....................................65,000          29,200
U.S. Treasury tax and loan accounts.........................2,006           2,311
Commercial paper borrowings................................ 3,000               -
---------------------------------------------------------------------------------
Total Short-term Borrowings..............................$614,308        $498,211
=================================================================================

Long-Term Borrowings

Several of the Company's subsidiary banks borrow from the Federal Home Loan Bank
(FHLB) to fund mortgage loans and mortgage-backed securities. Certain FHLB borrowings have prepayment penalties and call features associated with them. The current balance of these borrowings is $255,090,000 with an average maturity of
6.41 years, and a weighted average borrowing rate of 5.13%.

Other long-term borrowings include $40 million of capital securities issued through AMCORE Capital Trust I, a statutory business trust. The securities require semiannual cash distributions at an annual rate of 9.35% and are redeemable from March 25, 2007 until March 25, 2017, when redemption is mandatory. Also included in other long-term borrowings is a non-interest bearing note requiring annual payments of $444,000 through 2002. The note was discounted at an interest rate of 8.0%

Scheduled reductions of long-term borrowings are as follows at March 31, 1999:

(In thousands)                                                       Total
--------------------------------------------------------------------------
1999 ...........................................................$   28,131
2000 ...........................................................    75,598
2001 ...........................................................       498
2002 ...........................................................    65,762
2003 ...........................................................     2,070
Thereafter .....................................................   186,014
--------------------------------------------------------------------------
     Sub-Total.................................................. $ 358,073
==========================================================================
Less current portion of FHLB borrowings ........................   (61,800)
--------------------------------------------------------------------------
     Total Long-term Borrowings ................................ $ 296,273
==========================================================================

NOTE 6-SEGMENT INFORMATION

The Company's operations include three business segments: Banking, Trust and Asset Management, and Mortgage Banking. The Banking segment provides commercial and personal banking services through its 66 banking locations in northern Illinois and south-central Wisconsin, and the Consumer Finance subsidiary. The services provided by this segment include lending, deposits, cash management, safe deposit box rental, automated teller machines, and other traditional banking services. The Trust and Asset Management segment provides trust, investment management and brokerage services. It also acts as an advisor and provides fund administration to the Vintage Mutual Fund family and offers a complete line of commercial and individual insurance products. These products are distributed nationally (i.e. Vintage Equity Fund is available through Charles Schwab), regionally to institutional investors and corporations, and locally through AMCORE's 66 banking locations. The Mortgage Banking segment originates residential mortgage loans for sale to the secondary market and AMCORE's banking affiliates, as well as providing servicing of these mortgage loans.

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

BUSINESS SEGMENTS

                                                                          Trust and Asset      Mortgage         Total
For the three months ended March 31, 1999                Banking             Management        Banking         Segments
                                                                                     (in thousands)
Net interest income                                  $    31,566            $     53           $   659       $   32,278
Provision for loan and lease losses                        2,226                   -                 -            2,226
Non-interest income                                        5,237               7,165             2,630           15,032
Operating expenses                                        21,752               5,274             2,144           29,170
Income taxes                                               3,228                 854               458            4,540
                                                     -------------------------------------------------------------------
Segment profit                                       $     9,597            $  1,090           $   687       $   11,374
                                                     ===================================================================

Segment assets                                       $ 4,242,620            $ 17,173           $34,816       $4,294,609
                                                     ===================================================================


For the three months ended March 31, 1998

Net interest income                                  $    29,066            $     15           $   583       $   29,664
Provision for loan and lease losses                        2,145                   -                 -            2,145
Non-interest income                                        4,945               5,783             2,662           13,390
Operating expenses                                        22,438               4,168             2,767           29,373
Income taxes                                               1,704                 689               191            2,584

Segment profit                                       $     7,724            $    941           $   287       $    8,952

After tax merger related and information systems charges   1,245                   -                 -            1,245
                                                     -------------------------------------------------------------------

Segment profit before merger related charges         $     8,969            $    941           $   287       $   10,197
                                                     ===================================================================

Segment assets                                       $ 4,062,664            $ 14,381           $43,779       $4,120,824
                                                     ===================================================================


Reconcilement of Segment Information to Financial Statements

                                                    For the three months ended March 31,
Net interest income and non-interest income                1999                1998
-------------------------------------------
Total for segments                                    $   47,310          $   43,054
Unallocated revenues:
Holding company revenues                                   6,099               5,114
Other                                                         16                 120
Elimination of intersegment revenues                  $   (7,880)         $   (6,396)
                                                     -------------------------------

Consolidated total revenues                           $   45,545          $   41,892
                                                     ===============================

Profit
------
Total for segments                                    $   11,374          $    8,952
Unallocated profit:
Holding company loss                                      (1,059)             (2,956)
Other                                                       (163)                (18)
Elimination of intersegment (loss) gain                     (116)                121
                                                     -------------------------------

Consolidated net income                               $   10,036          $    6,099
                                                     ===============================

Assets
------
Total for segments                                    $4,294,609          $4,120,824
Unallocated assets:
Holding company assets                                    42,656              45,630
Other                                                     43,569              44,678
Elimination of intersegment assets                      (180,692)           (179,369)
                                                     -------------------------------

Consolidated assets                                   $4,200,142          $4,031,763
                                                     ===============================

                             AMCORE FINANCIAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's discussion and analysis focuses on the significant factors which affected AMCORE Financial, Inc. and subsidiaries ("AMCORE") Consolidated Balance Sheet as of March 31, 1999 as compared to December 31, 1998 and the results of operations for the three months ended March 31, 1999 as compared to the same period in 1998. This discussion is intended to be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

This review contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the new organizational structure and results of operations and businesses of AMCORE. Contemplated or projected, forecasted or estimated results in such forward-looking statements involve certain risks and uncertainties including, among others, the following possibilities: (I) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new and existing competitors;
(II) adverse state and federal legislation and regulation; (III) failure to obtain new customers and retain existing customers; (IV) inability to carry out marketing and/or expansion plans; (V) loss of key executives; (VI) changes in interest rates including effect of prepayment; (VII) general economic and business conditions which are less favorable than expected; (VIII) unanticipated changes in industry trends; (IX) changes in Federal Reserve Board monetary policies; (X) inability to realize cost savings anticipated with the new organizational structure, mergers or data processing outsourcing; and (XI) higher than expected costs or other difficulties associated with merger integration, data processing conversion or year 2000 compliance solutions.

OVERVIEW OF OPERATIONS

AMCORE's net income for the three months ended March 31, 1999 was $10.0 million, an increase of $3.9 million from the $6.1 million reported in the 1998 comparable period. The first quarter of 1998 included a $3.3 million after-tax merger-related charge (the "Merger Charge"). Excluding the Merger Charge, first quarter net income increased $630,000, or 6.7%.

Diluted earnings per share were $0.35 for the three months ended March 31, 1999, an increase of $0.13 from the $0.22 reported in the 1998 comparable period. Excluding the Merger Charge, first quarter diluted earnings per share increased $0.01. AMCORE's annualized return on average equity was 12.75% for the first quarter of 1999 compared to 13.09%, excluding the Merger Charge, recorded in the first quarter of 1998. The return on average assets was 0.98% in 1999 versus 1.03%, excluding the Merger Charge, in 1998.

The primary factors contributing to the improved operating earnings were strong loan growth and the acquisition of Midwest Federal Financial Corporation on March 27, 1998. The transaction was accounted for as a pooling of interests, however, the size of the transaction was not material to AMCORE's consolidated financial statements. Therefore, results previous to the date of acquisition were not restated.

On March 31, 1999, AMCORE acquired Wellmark Capital Value, Inc. ("WCV") of Des Moines, Iowa for $50,000 in cash. An additional $174,000 may be paid over the next two years, contingent upon the level of customer assets under management. WCV provides complete recordkeeping and other administrative services to 401(k) and other tax-qualified retirement plans. The acquisition of WCV will enable AMCORE to bring plan administration services in-house where it can enhance its recordkeeping ability and strengthen the relationship with plan sponsors. The transaction was accounted for using the purchase method of accounting.

On April 27, 1999, AMCORE announced a new "Customer Focused Organizational Structure" that is expected to improve efficiency, enhance responsiveness to local markets and increase shareholder value. The new structure will increase the ability of bank presidents, directors and salespeople to focus on serving customers and their communities by centralizing or regionalizing certain support functions. To accomplish this, AMCORE will operate under one charter, while still preserving its super community banking philosophy. AMCORE expects to have its new organizational structure in place in the fourth quarter of 1999.

AMCORE's subsidiary banks continue to be "well capitalized" as defined by regulatory guidelines. At March 31, 1999, the company's total capital to risk weighted assets was 12.99%, which is in excess of regulatory requirements.

YEAR 2000

A critical issue has emerged in the banking industry and for the economy overall regarding how existing application software programs, operating systems and other systems can accommodate the date value for the year 2000. The year 2000 issue is pervasive, as almost all date-sensitive systems will be affected to some degree by the rollover to the two-digit year from 99 to 00. Potential risks of not addressing this issue include business interruption, financial loss, reputation loss and/or legal liability.

AMCORE has undertaken an enterprise-wide initiative to address the Year 2000 issue. The company has established a project team which reports directly to the Board of Directors and has developed a comprehensive plan to prepare, as appropriate, its computer and other systems to recognize the date change on January 1, 2000. An assessment of the readiness of third parties that AMCORE interfaces with, such as vendors, counterparties, customers, payment systems, and others, is ongoing to mitigate potential risks that Year 2000 poses. In addition, AMCORE is assessing the readiness of companies that have borrowed from AMCORE's subsidiaries to insure that incremental Year 2000-related credit risks are addressed as part of the existing credit risk management framework. AMCORE's objective is to try to insure that all aspects of the Year 2000 issue, including those related to efforts of third parties, will be fully resolved in time. However, it is not possible to be sure that all aspects of the Year 2000 issue which may affect AMCORE, including those related to the effects of customers, suppliers, or other third parties with whom we conduct business, will not have a material impact on AMCORE's results of operation or financial condition. AMCORE has consistently maintained contingency plans for mission critical systems and business processes to protect assets against unplanned events that would prevent normal operations. The millennium changeover presents unique risks, some of which may not be effectively addressed by the existing plans. AMCORE is examining these risks and developing additional plans to mitigate the effect of potential impacts and insure continuity of operations throughout the Year 2000 and beyond.

The outsourcing of the core mainframe system to ALLTEL during 1998 addresses the primary operating systems of AMCORE. The testing of all mission critical systems was substantially completed as of March 31, 1999. AMCORE expects all Year 2000-specific contingency plans to be completed by June 30, 1999 and related testing to continue throughout the year. At this point, the costs associated with the Year 2000 during 1998 and 1999 are estimated at approximately $2.3 million, of which $1.3 million is for replacement hardware and software. These items are not anticipated to have a material impact on future results of operations. A total of $786,000 was expensed in 1998 and $184,000 during the first quarter of 1999.

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

The banking segment's operating profit for the first quarter of 1999 was $9.6 million, an increase of $628,000 or 7.0% from the same period in 1998, before the Merger Charge. The 1999 increase in banking segment operating profit is the result of net interest income and non-interest income increasing at a 8.6% and 5.9% respective rate, while operating expenses, excluding the Merger Charge, increased 6.9%. The growth in average loans, which included the acquisition of Midwest Federal, was the primary contributor.

The banking segment represented 84.4% and 88.0%of total segment profit before, the Merger Charge in the first quarter of 1999 and 1998, respectively.

Trust and Asset Management Segment

The Trust and Asset Management segment provides trust, investment management and brokerage services. It also acts as an advisor and provides fund administration to the Vintage Mutual Funds and offers a complete line of commercial and individual insurance products. These products are distributed nationally ( i.e. Vintage Equity Fund is available through Charles Schwab OneSource(TM)), regionally to institutional investors and corporations, and locally through AMCORE's 66 banking locations.

The Trust and Asset Management segment's profit increased $149,000 or 15.8% to $1.1 million in the first quarter of 1999. The increase is due to strong sales efforts, favorable investment performance, revenue contributions from Investors Management Group, Ltd. ("IMG"), and cost savings from bringing Vintage mutual fund administration in-house.

As of March 31, 1999, trust assets under administration total $4.25 billion, including nearly $1.4 billion in the Vintage Mutual Fund family.

The Trust and Asset Management segment represented 9.6% and 9.2% of total segment profit before the Merger Charge in the first quarter of 1999 and 1998, respectively.

Mortgage Banking Segment

The Mortgage Banking segment originates residential mortgage loans for sale to AMCORE'S banking affiliates and the secondary market, and provides servicing of these mortgage loans.

The Mortgage Banking segment's profit for the first quarter of 1999 was $687,000, an increase of $400,000 or 139.4% over the same period a year ago. The increase includes $218,000 (net of tax) of purchased mortgage servicing rights expenses incurred in 1998 associated with a portfolio that has since been sold. An additional $266,000 (net of tax) relates to the reversals of mortgage servicing rights impairment in 1999. The increase was partially offset by lower revenues in the first quarter of 1999, when compared to the first quarter of 1998, which had attained a record level of mortgage originations.

The Mortgage Banking segment represented 6.0% and 2.8% of total segment profit before the Merger Charge in the first quarter of 1999 and 1998, respectively.


CONSOLIDATED EARNINGS ANALYSIS

The analysis below discusses by major components the changes in net income when comparing the three months ended March 31, 1999 and 1998.

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

                                      Quarter Ended           Quarter Ended
                                      March 31, 1999          March 31, 1998
                                      --------------          --------------

Interest Income Book Basis               $ 72,892                 $ 68,315
Taxable Equivalent Adjustment               2,511                    2,435
                                         --------                 --------

Interest Income Taxable
         Equivalent Basis                 75,403                    70,750
Interest Expense                          41,109                    39,362
                                         -------                   -------

Net Interest Income Taxable
         Equivalent Basis               $ 34,294                   $31,388
                                        ========                   =======


Net interest income on a fully taxable equivalent basis increased $2.9 million or 9.3% during the first quarter of 1999 over the same period in 1998. The improvement in net interest income results mainly from a 12.5% increase in average earning assets which was partially offset by a narrowing of the interest rate spread.

The growth in average earning assets can be attributed to strong loan growth and the Midwest Federal acquisition. Average loans increased $511.6 million or 25.9% when comparing the first quarters of 1999 and 1998, due to a strong regional economy, sales management initiatives and the Midwest Federal acquisition.The investment-leveraging program, which is designed to better utilize capital, increased approximately $37.1 million on average. This program contributed approximately $1.6 million to net interest income during the first quarter of 1999, a decrease of $1.4 million when compared to the same period in 1998. The program is funded primarily through the use of repurchase agreements and Federal Home Loan Bank borrowings and wholesale deposits. The proceeds of these borrowings are invested principally in mortgage-backed and U.S. government agency securities.

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

As the table below indicates, the net interest spread decreased 5 basis points to 2.84% in the first quarter of 1999 when compared to the 2.89% during the same period in 1998. The net interest margin was 3.45% during the first quarter of 1999, a decrease of 10 basis points from the comparable period in 1998. The interest rate spread on the investment securities included in the investment-leveraging program was 74 and 145 basis points for the quarter ended March 31, 1999 and 1998, respectively. The interest rate spread on all other earning assets was 3.43% and 3.36% during the comparable periods, an increase of 7 basis points. As a result, the effect of the leveraging program accounted for a 12 basis point decline in the interest rate spread.

The net interest margin was also negatively impacted by the investment leveraging program and represented the entire 10 basis point decline in the net interest margin. The core interest margin, excluding the impact of investment leveraging, was 4.18% in both the quarter ended March 31, 1999 and 1998.

                                                               Quarter Ended                           Quarter Ended
                                                               March 31, 1999                          March 31, 1998
                                                 --------------------------------------   --------------------------------------
                                                     Average                   Average        Average                    Average
                                                     Balance     Interest       Rate          Balance       Interest      Rate
                                                 --------------------------------------   --------------------------------------
Taxable securities                                $ 1,069,039    $ 16,369        6.13%     $ 1,164,847      $ 20,175      6.94%
Tax-exempt securities (1)                             338,466       6,620        7.82%         326,343         6,563      8.04%
                                                 -------------------------------------------------------------------------------
    Total Securities (2)                            1,407,505      22,989        6.54%       1,491,190        26,738      7.18%
Loans held for sale (3)                                32,030         422        5.27%          28,552           540      7.57%
Loans (1) (4)                                       2,483,163      51,631        8.34%       1,971,572        43,127      8.77%
Other earning assets                                   17,029         159        3.73%          10,209           134      5.25%
Fees on mortgage loans held for sale (3)                    -         202           -                -           211         -
                                                 --------------------------------------   --------------------------------------
      Total Interest-Earning Assets               $ 3,939,727    $ 75,403        7.67%     $ 3,501,523      $ 70,750      8.10%

Cash and due from banks                                99,321                                   95,337
Other assets                                          158,308                                  142,206
Allowance for loan losses                             (27,163)                                 (20,827)
                                                 -------------                            -------------
      Total Assets                                $ 4,170,193                              $ 3,718,239
                                                 =============                            =============

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
    Interest-bearing demand and savings deposits    $ 952,932     $ 6,496        2.76%       $ 763,928       $ 5,699      3.03%
    Time deposits                                   1,589,036      21,918        5.59%       1,457,188        21,309      5.93%
                                                 --------------------------------------   --------------------------------------
      Total interest-bearing deposits               2,541,968      28,414        4.53%       2,221,116        27,008      4.93%
    Short-term borrowings                             581,188       7,684        5.30%         632,941         9,092      5.76%
    Long-term borrowings                              318,232       5,011        6.39%         204,490         3,262      6.47%
                                                 --------------------------------------   --------------------------------------
    Total Interest-Bearing Liabilities            $ 3,441,388    $ 41,109        4.83%     $ 3,058,547      $ 39,362      5.21%
Noninterest-Bearing Liabilities:
    Demand deposits                                   352,491                                  316,274
    Other liabilities                                  57,070                                   51,918
                                                 -------------                            -------------
      Total Liabilities                           $ 3,850,949                              $ 3,426,739
Stockholders' Equity                                  319,244                                  291,500
                                                 -------------                            -------------
      Total Liabilities and
      Stockholders' Equity                        $ 4,170,193                              $ 3,718,239
                                                 =============                            =============

      Net Interest Income                                        $ 34,294                                   $ 31,388
                                                              ============                             ==============

      Net Interest Spread                                                        2.84%                                    2.89%
                                                                          =============                              ===========

      Interest Rate Margin                                                       3.45%                                    3.55%
                                                                          =============                              ===========

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

                                                                          Quarter Ended
                                                                 March 31,  1999 / March 31,  1998
                                                                          (in thousands)
                                                     -----------------------------------------------------
                                                                                              Total Net
                                                     Increase (Decrease)  Due to Change In     Increase
                                                       Average Volume        Average Rate     (Decrease)
                                                     -----------------------------------------------------
Interest Income:
    Taxable securities                                  $  (1,537)           $  (2,269)       $ (3,806)
    Tax-exempt securities (1)                                 240                 (183)             57
                                                     -----------------------------------------------------
       Total Securities (2)                                (1,297)              (2,452)         (3,749)
    Loans held for sale                                        60                 (178)           (118)
    Loans  (1) (4)                                         10,765               (2,261)          8,504
    Other earning assets                                       72                  (47)             25
    Fees on mortgage loans held for sale (3)                   85                  (94)             (9)
                                                     -----------------------------------------------------
    Total Interest-Earning Assets                       $   8,541            $  (3,888)       $  4,653
                                                     -----------------------------------------------------

Interest Expense:
    Interest-bearing demand and savings deposits        $   1,320            $    (523)       $    797
    Time deposits                                           1,861               (1,252)            609
                                                     -----------------------------------------------------
      Total interest-bearing deposits                       3,751               (2,345)          1,406
    Short-term borrowings                                    (708)                (700)         (1,408)
    Long-term borrowings                                    1,792                  (43)          1,749
                                                     -----------------------------------------------------
    Total Interest-Bearing Liabilities                  $   4,835            $  (3,088)       $  1,747
                                                     -----------------------------------------------------

    Net Interest Margin / Net Interest Income (FTE)     $   3,706            $    (800)       $  2,906
                                                     =====================================================


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


The change in net interest income due to changes in average volume resulted from a 25.9% increase in average loans net of a 5.6% decrease in average investment securities. The positive effects of this net increase were partially offset by the 14.4% increase in average interest bearing deposits and a 7.4% increase in average borrowings.

The decrease in net interest income due to changes in average rates resulted as the yield on average earning assets decreased 43 basis points compared to the first quarter of 1998, primarily on mortgage related assets. This more than offset a 38 basis point decrease on average total interest-bearing liabilities.
Average total borrowings, which had a higher cost than other average interest-bearing liabilities, decreased to represent 26.1% of average total interest-bearing liabilities in 1999 versus 27.4% in 1998. Also, a 40 basis point decrease in the rate paid on interest-bearing deposits contributed to the decrease in the rate paid on average total interest-bearing liabilities. This decrease is attributable to overall market conditions and declining interest rates when comparing the first quarter of 1999 to same period in 1998.

Provision for Loan and Lease Losses

Management determines an appropriate provision for loan losses based upon its regular evaluation of individual loans and groups of loans, historical loss experience, and the size and nature of the loan portfolios. Other factors include the current economic and industry environment, concentration characteristics of the loan portfolio and the composition and underlying collateral of problem loans.

The provision for loan and lease losses was $2.2 million during the first quarter of 1999, an increase of $81,000 from the same period in 1998. The increase in the provision relates to a growth in total loans, both internally and through the acquisition of Midwest Federal.. The allowance for loan losses as a percent of total loans was 1.11% and 1.08% at March 31, 1999 and December
31, 1998, respectively.

Annualized net charge-offs to average loans were 0.11% in the first quarter of 1999 and 0.09% during the same period of 1998.

Non-Interest Income

Total non-interest income was $13.8 million in the first quarter of 1999, an increase of $823,000 or 6.4% from the same period in 1998.

Trust and asset management income increased 25.2% or $1.3 million to total $6.6 million for the first three months of 1999 versus the same period in 1998. The increase is attributable to strong sales efforts , favorable investment performance, revenue contributions from IMG, and cost savings from bringing
Vintage mutual funds administration in-house. Total managed assets, which includes fee-based accounts and Vintage Fund balances, rose 2.2% during the quarter and now stand at $4.25 billion.

Mortgage revenues decreased $500,000 or 19.0%. The decrease relates mainly to a decline in originations to $96.5 million from the record level of $105.0 million in the first quarter of 1998 that related to a rise in refinancings caused by the decline in mortgage rates.

Operating Expenses

Operating expenses totaled $29.4 million for the first quarter of 1999, a decrease of $2.5 million from the first quarter of 1998. The decrease is attributable to a $4.5 million pre-tax Merger Charge previously mentioned.
Excluding the Merger Charge, operating expenses increased $1.9 million or 7.1%.
This increase is due to the Midwest Federal and IMGacquisitions and data processing conversion costs. The efficiency ratio, excluding the 1998 Merger
Charge, improved by 74 basis points to 61.09%. This occurred as revenue growth outpaced expense growth.

Compensation expenses increased $430,000 when compared to the first quarter of 1998 to total $13.0 million for the first quarter of 1999. Excluding $427,000 of severance and contract payments included in the 1998 Merger Charge, compensation expenses increased $857,000 or 7.1%. The increase relates primarily to annual merit increases and the Midwest Federal and IMG acquisitions.

Professional fees totaled $1.1 million for the first quarter of 1999, a decrease of $1.5 million over the same period as last year. The decrease primarily relates to legal and investment-banking fees included in the 1998 Merger Charge.

Other operating expenses were $4.8 million during the quarter ended March
31,1999, a decrease of $1.2 million from the same quarter in 1998. The decrease includes $338,000 of additional expenses incurred in 1998 related to the sale of satellite dish receivables and $363,000 of purchased mortgage servicing rights expenses also incurred in 1998 associated with a portfolio that has since been sold. An additional $443,000 relates to the reversal of mortgage servicing rights impairment in 1999.

Income Taxes

Income tax expense increased $2.2 million to $3.9 million for the first quarter of 1999. The increase is due primarily to the increase in income before taxes.
The effective tax rate for the first quarter of 1999 was 28.1% compared to 22.2% for the same period in 1998.

Quantitative and Qualitative Disclosures About Market Risk

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company's December 31, 1998 Form 10K. There have been no material changes in the assumptions used or results obtained regarding market risk.

Balance Sheet Review

Total assets were $4.2 billion at March 31, 1999, an increase of $52.3 million or 1.3% from December 31, 1998. Total loans increased and total deposits decreased $68.1 million and


$21.5 million, respectively, from December 31, 1998. Total investments and total borrowings increased $43.3 million and $82.0 million, respectively, from December 31, 1998.

ASSET QUALITY REVIEW

Allowance for Loan and Lease Losses

The allowance for loan and lease losses was $27.9 million at March 31,1999, an increase of $1.5 million from December 31, 1998. The allowance represented 1.11% of total loans and 124.5% of non-performing loans at March 31, 1999. The comparable ratios were 1.08% and 145.2% at December 31, 1998.

Net charge-offs were $710,000 during the first quarter of 1999 versus $454,000 for the same quarter of 1998.

An analysis of the allowance for loan losses as of March 31, 1999 and 1998 is presented below:

                                               For the Three Months Ended
                                               --------------------------
                                          March 31, 1999     March 31, 1998
                                          --------------     --------------
Balance at beginning of period                $26,403               $19,908
Charge Offs:
         Commercial loans & leases                198                   160
         Real estate loans                        117                    17
         Installment loans                        698                   641
         Credit card loans                        101                    91
                           --------------------------     -----------------
                                                1,114                   909
Recoveries:
         Commercial loans & leases                 73                   249
         Real estate loans                         10                    10
         Installment loans                        297                   180
         Credit card loans                         24                    16
                           --------------------------     -----------------
                                                  404                   455
Net Charge-Offs                                   710                   454
Provision charged to expense                    2,226                 2,145
Allowance acquired through merger                                     2,146
                           --------------------------     -----------------
Balance at end of period                      $27,919               $23,745
                           ==========================     =================
Ratio of net-charge-offs during the
period to average loans outstanding
during the period (1)                            0.11%                 0.09%
                           ==========================     =================

(1) On an annualized basis


Non-Performing Assets

Non-performing assets increased $4.4 million from December 31, 1998 to $24.9 million at March 31, 1999. Non-performing assets as of March 31, 1999 and
December 31, 1998 are presented below.

                                                    March 31,     December 31,
                                                      1999           1998
Impaired loans:
     Non-accrual loans and leases
        Commercial................................  $  15,352       $  11,139
        Real estate...............................      1,383           1,963

     Other non-performing:
        Non-accrual loans (1).....................      5,690           5,077
                                                    -------------------------
     Total non-performing loans...................  $  22,425       $  18,179
                                                    =========================
     Foreclosed real estate.......................      2,477           2,321
                                                    -------------------------
        Total non-performing assets...............  $  24,902       $  20,500
                                                    =========================
     Loans 90 days or more past due and still
        accruing.........                           $   8,078       $   7,272

(1) These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

Capital Management

Total stockholder's equity was $312.2 million at March 31, 1999, a decrease of $3.8 million from December 31, 1998. The book value per share of AMCORE common stock was $11.06 at March 31, 1999. AMCORE paid a $.14 per share dividend during the first quarter of 1999.

On October 21, 1998, AMCORE announced a stock repurchase program for up to five percent of its common stock or 1.4 million shares. The repurchased shares will become treasury shares and will be used for general corporate purposes, including the issuance of shares in connection with AMCORE's stock option and other employee benefit plans. Through March 31, 1999, 1.2 million shares have been purchased at an average price of $23.32.

AMCORE's bank subsidiaries are considered "well capitalized" based on regulatory guidelines. AMCORE's leverage ratio was 7.99% at March 31, 1999. AMCORE's ratio of Tier I capital at 11.98% and total risk based capital of 12.99% significantly exceed the regulatory minimums as indicated in the table below.


                                     March 31, 1999      March 31, 1998
                                     --------------      --------------

                                    Amount    Ratio     Amount    Ratio
                                    ------    -----     ------    -----
                                          (Dollars in thousands)

Tier I Capital                      $331,654  11.98%   $325,689   13.07%
Tier I Capital Minimum               110,766   4.00%     99,751    4.00%
                                  ----------  -----    --------   -----
Amount in Excess of Minimum         $220,888   7.98%   $226,118    9.07%
                                  ==========  =====    ========   =====
Total Capital                       $359,573  12.99%   $349,614   14.02%
Total Capital Minimum                221,531   8.00%    199,502    8.00%
                                  ----------  -----    --------   -----
Amount in Excess of Minimum         $138,042   4.99%   $150,112    6.02%
                                  ==========  =====    ========   =====
Risk adjusted assets              $2,769,138         $2,493,777
                                  ==========         ==========




ITEM 4.  Submission of Matters to a Vote of Security Holders

(a)       AMCORE Financial, Inc. 1999 Annual Meeting of Stockholders was held on
          May 4, 1999.

(b) Proxies were solicited by AMCORE Financial, Inc. management for the purpose of electing four Class I directors whose term will expire in 2002. The following individuals were elected as Class I directors:

                  Name                      Votes For                          Votes Withheld
                  ----                      ---------
                  Lawrence E. Gloyd         20,815,325                          519,189
                  John A. Halbrook          21,151,389                          183,125
                  Frederick D. Hay          21,137,831                          196,683
                  Robert J. Meuleman        20,697,229                         637,285

(c) Proxies were solicited by AMCORE Financial, Inc. management to ratify the appointment of KPMG LLP as independent auditors. The appointment of KPMG LLP was ratified, via 21,202,970 votes for, 100,428 votes against and 31,116 votes abstaining the ratification of the appointment.

(d) Proxies were solicited by AMCORE Financial, Inc. management to approve the AMCORE Stock Option Advantage Plan. The plan was approved, via
         19,108,818 votes for, 1,471,596 votes against and 291,329 votes abstaining.


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

         10.1  Transitional Compensation Agreement dated January 1, 1999 between
               AMCORE Financial, Inc. and the following individuals: Lewis R.
               Jones and Joseph McGougan.

           22  1999 Notice of Annual Meeting of Stockholders and Proxy Statement
               (Incorporated by reference to Exhibit 22 of the Company's Annual
               Report on Form 10-K for the year ended December 31, 1998).

           27  Financial Data Schedule

           99  Additional exhibits - Press release dated February 24, 1999.
                                   - Press release dated April 27, 1999




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 AMCORE Financial, Inc.

                                 (Registrant)



Date: May 14, 1999




                                 /s/ John R. Hecht
                                 -----------------------------------------
                                 John R. Hecht
                                 Executive Vice President and Chief
                                 Financial Officer
                                 (Duly authorized officer of the registrant
                                 and principal financial officer)


                                       24

