Form 10-Q
period 1999-06-30
AMCORE FINANCIAL INC
filed 1999-08-13
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


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

Yes  X    No
    ---      ---

The number of shares outstanding of the registrant's common stock, par value $.22 per share, at July 31, 1999 was 28,304,346 shares.



Index of Exhibits on Page 28

                             AMCORE FINANCIAL, INC.

                           Form 10-Q Table of Contents


PART I                                                             Page Number
------                                                             -----------

ITEM 1 Financial Statements

Consolidated Balance Sheets as of June 30, 1999 and
             December 31, 1998...........................................  1

          Consolidated Statements of Income for the Three and Six
             Months Ended June 30, 1999 and 1998.........................  2

          Consolidated Statements of Stockholders' Equity as of
             June 30, 1999 and 1998......................................  3

          Consolidated Statements of Cash Flows for the Six
             Months Ended June 30, 1999 and 1998.........................  4

          Notes to Consolidated Financial Statements.....................  5

ITEM 2 Management's Discussion and Analysis of Financial Condition and
             Results of Operations....................................... 12

PART II

ITEM 4 Submission of Matters to a Vote of Security Holders............... 28

ITEM 6 Exhibits and Reports on Form 10-Q................................. 28


Signatures............................................................... 29

AMCORE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                                   JUNE 30,     DECEMBER 31,
(in thousands, except per share data)                                                                1999           1998
============================================================================================================================
     ASSETS       Cash and cash equivalents....................................................    $120,609        $144,199
                  Interest earning deposits in banks...........................................      29,877          13,397
                  Federal funds sold and other short-term investments..........................       2,550           9,427
                  Loans held for sale..........................................................      18,687          46,836
                  Securities available for sale................................................   1,285,791       1,327,532
                  Securities held to maturity (fair value of $ 14,614 in 1999; $ 16,371 in 1998)     14,626          16,142
                                                                                             -------------------------------
                      Total securities ........................................................  $1,300,417      $1,343,674
                  Loans and leases, net of unearned income.....................................   2,590,655       2,451,518
                  Allowance for loan and lease losses..........................................     (27,636)        (26,403)
                                                                                             -------------------------------
                      Net loans and leases.....................................................  $2,563,019      $2,425,115
                  Premises and equipment, net .................................................      57,402          58,763
                  Intangible assets, net.......................................................      18,099          19,028
                  Foreclosed real estate.......................................................       3,090           2,321
                  Other assets.................................................................      94,610          85,073
                                                                                             -------------------------------
                      TOTAL ASSETS.............................................................  $4,208,360      $4,147,833
                                                                                             ===============================


   LIABILITIES    LIABILITIES
       AND        Deposits:
  STOCKHOLDERS'     Demand deposits............................................................  $1,157,726      $1,169,835
     EQUITY         Savings deposits...........................................................     162,726         182,330
                    Other time deposits........................................................   1,604,186       1,595,559
                                                                                             -------------------------------
                       Total deposits..........................................................  $2,924,638      $2,947,724
                  Short-term borrowings........................................................     631,636         498,211
                  Long-term borrowings ........................................................     297,779         330,361
                  Other liabilities............................................................      54,806          55,454
                                                                                             -------------------------------
                       TOTAL LIABILITIES.......................................................  $3,908,859      $3,831,750
                                                                                             -------------------------------


                  STOCKHOLDERS' EQUITY
                  Preferred stock, $1 par value:  authorized 10,000,000 shares; none issued....  $        -      $        -
                  Common stock, $.22 par value:  authorized 45,000,000 shares;
                                                                June 30,       December 31,
                                                                  1999             1998
                                                                  ----             ----
                                                        Issued 29,605,297       29,593,495
                                                   Outstanding 28,289,478       28,837,698            6,575           6,572
                  Additional paid-in capital...................................................      74,713          75,260
                  Retained earnings ...........................................................     256,739         247,486
                  Deferred compensation for non-employee directors.............................      (1,804)         (1,706)
                  Treasury stock ..............................................................     (21,104)         (8,263)
                  Accumulated other comprehensive loss.........................................     (15,618)         (3,266)
                                                                                             -------------------------------
                       TOTAL STOCKHOLDERS' EQUITY..............................................    $299,501        $316,083
                                                                                             -------------------------------
                       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................  $4,208,360      $4,147,833
                                                                                             ===============================

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                     FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                                                        ENDED JUNE 30,           ENDED JUNE 30,
(in thousands, except per share data)                                                  1999         1998       1999          1998
===================================================================================================================================
    INTEREST     Interest and fees on loans and leases.............................   $52,937      $48,594   $104,374      $91,583
     INCOME      Interest on securities:
                   Taxable.........................................................    15,894       20,678     32,263       40,811
                   Tax-exempt......................................................     4,332        4,458      8,635        8,766
                                                                                    ----------------------- -----------------------
                      TOTAL INCOME FROM SECURITIES.................................   $20,226      $25,136    $40,898      $49,577
                                                                                    ----------------------- -----------------------

                 Interest on federal funds sold and other short-term investments...       $39          $28        $92         $132
                 Interest and fees on loans held for sale..........................       496          647      1,120        1,398
                 Interest on deposits in banks.....................................       204          115        310          145
                                                                                    ----------------------- -----------------------
                      TOTAL INTEREST INCOME........................................   $73,902      $74,520   $146,794     $142,835
                                                                                    ----------------------- -----------------------

    INTEREST     Interest on deposits..............................................   $28,497      $29,385    $57,071      $56,485
    EXPENSE      Interest on short-term borrowings.................................     8,125        9,867     15,809       18,959
                 Interest on long-term borrowings..................................     4,618        4,050      9,469        7,220
                                                                                    ----------------------- -----------------------
                      TOTAL INTEREST EXPENSE.......................................   $41,240      $43,302    $82,349      $82,664
                                                                                    ----------------------- -----------------------

                      NET INTEREST INCOME..........................................   $32,662      $31,218    $64,445      $60,171
                 Provision for loan and lease losses...............................     2,151        1,642      4,377        3,787
                                                                                    ----------------------- -----------------------
                      NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES   $30,511      $29,576    $60,068      $56,384
                                                                                    ----------------------- -----------------------

                 Trust and asset management income.................................    $7,709       $5,993    $14,296      $11,254
  NON-INTEREST   Service charges on deposits.......................................     2,408        2,185      4,626        4,049
     INCOME      Mortgage revenues.................................................     1,957        2,437      4,095        5,075
                 Other.............................................................     2,621        2,742      5,247        5,376
                                                                                    ----------------------- -----------------------
                      NON-INTEREST INCOME, EXCLUDING NET REALIZED SECURITY GAINS...   $14,695      $13,357    $28,264      $25,754
                 Net realized security gains.......................................       379          541        572        1,083
                                                                                    ----------------------- -----------------------
                      TOTAL NON-INTEREST INCOME....................................   $15,074      $13,898    $28,836       26,837

                 Compensation expense..............................................   $16,040      $12,848    $29,025      $25,403
   OPERATING     Employee benefits.................................................     3,458        3,258      7,198        6,802
    EXPENSES     Net occupancy expense.............................................     1,622        1,644      3,351        3,357
                 Equipment expense.................................................     2,463        1,978      4,568        4,124
                 Data processing expense...........................................     2,813          441      4,414        2,216
                 Professional fees.................................................     2,307          740      3,438        3,419
                 Advertising and business development..............................     1,017          912      1,763        1,794
                 Amortization of intangible assets.................................       498          685        995        1,271
                 Other.............................................................     6,270        5,426     11,094       11,452
                                                                                    ----------------------- -----------------------
                      TOTAL OPERATING EXPENSES.....................................   $36,488      $27,932    $65,846      $59,838
                                                                                    ----------------------- -----------------------

                 INCOME BEFORE INCOME TAXES........................................    $9,097      $15,542    $23,058      $23,383
                 Income taxes......................................................     1,971        4,306      5,896        6,048
                                                                                    ======================= =======================
                      NET INCOME...................................................    $7,126      $11,236    $17,162      $17,335
                                                                                    ======================= =======================

                 BASIC EARNINGS PER COMMON SHARE...................................    $ 0.25       $ 0.39      $0.61        $0.62
                 DILUTED EARNINGS PER COMMON SHARE.................................      0.25         0.38       0.60         0.61
                 DIVIDENDS PER COMMON SHARE........................................      0.14         0.14       0.28         0.26
                 AVERAGE COMMON SHARES OUTSTANDING.................................    28,252       29,047     28,363       28,078
                 AVERAGE DILUTED SHARES OUTSTANDING................................    28,659       29,635     28,800       28,608

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                              ADDITIONAL
                                                                                   COMMON      PAID-IN      RETAINED
(in thousands, except share data)                                                   STOCK      CAPITAL      EARNINGS
                                                                               ---------------------------------------
Balance at December 31, 1997...................................................    $ 6,152    $ 73,262     $ 206,235
                                                                               ---------------------------------------

 Comprehensive Income:
  Net Income...................................................................         -           -         17,335
   Unrealized holding losses on securities available for sale arising
      during the period........................................................         -           -              -
   Less reclassification adjustment for realized gains included in net income..         -           -              -
                                                                               ---------------------------------------
 Net unrealized gains (losses) on securities available for sale................         -           -              -
                                                                               ---------------------------------------

Comprehensive Income...........................................................         -           -         17,335
                                                                               ---------------------------------------

  Cash dividends on common stock-$.26 per share................................         -           -         (7,317)
  Issuance of common shares for Midwest Federal Financial Corp.................       420       2,314         17,074
  Reissuance of  treasury shares for Investors Management Group................         -         680              -
  Purchase of shares for the treasury..........................................         -           -              -
  Reissuance of treasury shares for Non-Employee
    Directors stock plan.......................................................         -         282              -
  Deferred compensation expense................................................         -           -              -
  Reissuance of treasury shares for employee benefit plans.....................         -       1,087              -

                                                                               ---------------------------------------
BALANCE AT JUNE 30, 1998.......................................................   $ 6,572    $ 77,625      $ 233,327
                                                                               ---------------------------------------

                                                                               ---------------------------------------
BALANCE AT DECEMBER 31, 1998...................................................   $ 6,572    $ 75,260      $ 247,486
                                                                               ---------------------------------------

 Comprehensive Income:
  Net Income...................................................................         -           -         17,162
   Unrealized holding losses on securities available for sale arising
      during the period........................................................         -           -              -
   Less reclassification adjustment for realized gains included in net income..         -           -              -
                                                                               ---------------------------------------
 Net unrealized gains (losses) on securities available for sale................         -           -              -
                                                                               ---------------------------------------

Comprehensive Income...........................................................         -           -         17,162
                                                                               ---------------------------------------

  Cash dividends on common stock-$.28 per share................................         -           -         (7,909)
  Purchase of shares for the treasury..........................................         -           -              -
  Issuance of common shares for employee stock plan............................         3         207              -
  Reissuance of treasury shares for Non-Employee
    Directors stock plan.......................................................         -          (8)             -
  Deferred compensation expense................................................         -           -              -
  Reissuance of treasury shares for employee benefit plans.....................         -        (746)             -

                                                                               ---------------------------------------
BALANCE AT JUNE 30, 1999.......................................................   $.6,575    $ 74,713      $ 256,739
                                                                               ---------------------------------------

                                                                                 DEFERRED               ACCUMULATED
                                                                               COMPENSATION                OTHER          TOTAL
                                                                               NON-EMPLOYEE  TREASURY  COMPREHENSIVE  STOCKHOLDERS'
(in thousands, except share data)                                                DIRECTORS     STOCK      INCOME         EQUITY
                                                                               ----------------------------------------------------
Balance at December 31, 1997................................................... $ (1,478)    $ (5,069)    $ 8,374       $ 287,476
                                                                               ----------------------------------------------------

 Comprehensive Income:
  Net Income...................................................................        -            -           -          17,335
   Unrealized holding losses on securities available for sale arising
      during the period........................................................        -            -      (2,985)         (2,985)
   Less reclassification adjustment for realized gains included in net income..        -            -        (650)           (650)
                                                                               ----------------------------------------------------
 Net unrealized gains (losses) on securities available for sale................        -            -      (3,635)         (3,635)
                                                                               ----------------------------------------------------

Comprehensive Income...........................................................        -            -      (3,635)         13,700
                                                                               ----------------------------------------------------

  Cash dividends on common stock-$.26 per share................................        -            -           -          (7,317)
  Issuance of common shares for Midwest Federal Financial Corp.................        -            -         178          19,986
  Reissuance of  treasury shares for Investors Management Group................        -        6,242           -           6,922
  Purchase of shares for the treasury..........................................        -       (5,513)          -          (5,513)
  Reissuance of treasury shares for Non-Employee
    Directors stock plan.......................................................     (573)         291           -               -
  Deferred compensation expense................................................      265            -           -             265
  Reissuance of treasury shares for employee benefit plans.....................        -        1,205           -           2,292

                                                                               ----------------------------------------------------
BALANCE AT JUNE 30, 1998....................................................... $ (1,786)    $ (2,844)    $ 4,917       $ 317,811
                                                                               ----------------------------------------------------

                                                                               ----------------------------------------------------
BALANCE AT DECEMBER 31, 1998................................................... $ (1,706)    $ (8,263)    $ (3,266)     $ 316,083
                                                                               ----------------------------------------------------

 Comprehensive Income:
  Net Income...................................................................        -            -            -         17,162
   Unrealized holding losses on securities available for sale arising
      during the period........................................................        -            -      (12,009)       (12,009)
   Less reclassification adjustment for realized gains included in net income..        -            -         (343)          (343)
                                                                               ----------------------------------------------------
 Net unrealized gains (losses) on securities available for sale................        -            -      (12,352)       (12,352)
                                                                               ----------------------------------------------------

Comprehensive Income...........................................................        -            -      (12,352)         4,810
                                                                               ----------------------------------------------------

  Cash dividends on common stock-$.28 per share................................        -            -            -         (7,909)
  Purchase of shares for the treasury..........................................        -      (16,875)           -        (16,875)
  Issuance of common shares for employee stock plan............................        -            -            -            210
  Reissuance of treasury shares for Non-Employee
    Directors stock plan.......................................................     (361)         369            -              -
  Deferred compensation expense................................................      263            -            -            263
  Reissuance of treasury shares for employee benefit plans.....................        -        3,665            -          2,919

                                                                               ----------------------------------------------------
BALANCE AT JUNE 30, 1999....................................................... $ (1,804)   $ (21,104)   $ (15,618)     $ 299,501
                                                                               ----------------------------------------------------

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)                                                                                              SIX MONTHS ENDED
                                                                                                              JUNE 30,
(in thousands)                                                                                         1999             1998
==============================================================================================================================
CASH FLOWS        Net income....................................................................     $ 17,162        $ 17,335
FROM              Adjustments to reconcile net income to net
OPERATING           cash provided by operating activities:
ACTIVITIES             Depreciation and amortization of premises and equipment..................        3,582           3,447
                       Amortization and accretion of securities, net............................        5,924           4,341
                       Provision for loan and lease losses......................................        4,377           3,787
                       Amortization of intangible assets........................................          995           1,271
                       Net gain on sale of securities available for sale........................         (572)         (1,083)
                       Deferred income taxes....................................................        1,190            (575)
                       Originations of loans held for sale......................................     (166,573)       (212,717)
                       Proceeds from sales of loans held for sale...............................      194,722         216,860
                       Other, net...............................................................       (3,025)          8,179
                                                                                                    --------------------------
                          NET CASH PROVIDED BY OPERATING ACTIVITIES.............................     $ 57,782        $ 40,845
                                                                                                    --------------------------

CASH FLOWS        Proceeds from maturities of securities available for sale.....................    $ 210,703       $ 192,732
FROM              Proceeds from maturities of securities held to maturity.......................        1,516           1,255
INVESTING         Proceeds from sales of securities available for sale..........................      101,667         173,444
ACTIVITIES        Purchase of securities available for sale.....................................     (296,250)       (485,972)
                  Net decrease (increase) in federal funds sold
                     and other short-term investments...........................................        6,877            (967)
                  Net increase in interest earning deposits in banks............................      (16,480)         (5,634)
                  Proceeds from the sale of credit card receivables.............................            -           5,756
                  Proceeds from the sale of loans and leases....................................       22,756           3,056
                  Loans made to customers and principal collection of loans, net................     (166,518)       (128,150)
                  Premises and equipment expenditures, net......................................       (2,269)         (2,532)
                  Proceeds from the sale of other real estate...................................          780             792
                  Net cash and cash equivalents acquired through acquisitions...................            -           5,763
                                                                                                    --------------------------
                          NET CASH USED FOR INVESTING ACTIVITIES................................    $(137,218)       (240,457)
                                                                                                    --------------------------

CASH FLOWS        Net (decrease) increase in demand deposits and savings accounts...............     ($31,713)        $42,922
FROM              Net increase in time deposits.................................................        8,627          21,323
FINANCING         Net increase in short-term borrowings.........................................       99,775          94,779
ACTIVITIES        Proceeds from long-term borrowings............................................        1,500          84,800
                  Payment of long-term borrowings...............................................         (478)           (478)
                  Dividends paid................................................................       (7,909)         (7,317)
                  Issuance of treasury stock for employee incentive plans.......................        2,919           2,262
                  Purchase of treasury stock....................................................      (16,875)         (5,513)
                                                                                                    --------------------------
                          NET CASH PROVIDED BY FINANCING ACTIVITIES.............................    $  55,846       $ 232,778
                                                                                                    --------------------------
                  Net change in cash and cash equivalents.......................................    $ (23,590)       $ 33,166
                  Cash and cash equivalents:
                    Beginning of year...........................................................      144,199         105,218
                                                                                                    --------------------------
                    End of period...............................................................    $ 120,609       $ 138,384
                                                                                                    ==========================

SUPPLEMENTAL      Cash payments for:
DISCLOSURES OF      Interest paid to depositors.................................................    $  58,605        $ 55,781
CASH FLOW           Interest paid on borrowings.................................................       25,911          27,001
INFORMATION         Income taxes paid...........................................................        6,197           2,885

NON-CASH          Other real estate acquired in settlement of loans.............................        1,577             893
ACTIVITIES        Transfer of long-term borrowings to short-term borrowings.....................       33,650           1,500
                  Common stock issued for Midwest Federal Financial Corp........................            -          19,986
                  Common stock issued for Investors Management Group, Ltd.......................            -           6,922

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

Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the "Company") for the year ended December 31, 1998.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is based on dividing net income by the weighted average number of shares of common stock outstanding. The weighted average common shares outstanding were 28,252,000 and 29,047,000 for the three months ended June 30, 1999 and 1998, respectively, and 28,363,000 and 28,078,000 for the six months ended June 30, 1999 and 1998, respectively. Diluted earnings per share reflects the potential dilution using the treasury stock method that could occur if stock options granted pursuant to incentive stock plans were exercised or converted into common stock, and any shares contingently issuable, that then shared in the earnings of the Company. The weighted average diluted shares outstanding were 28,659,000 and 29,635,000 for the three months ended June 30, 1999 and 1998, respectively, and 28,800,000 and 28,608,000 for the six months ended June 30, 1999 and 1998, respectively.

NOTE 3 - SECURITIES


A summary of securities at June 30, 1999 and December 31, 1998 were as follows:

                                                                           Gross          Gross
                                                         Amortized      Unrealized      Unrealized          Fair
                                                           Cost            Gains          Losses           Value
                                                   ----------------------------------------------------------------
                                                                              (in thousands)
At June 30, 1999
   Securities Available for Sale:
     U.S. Treasury                                      $    65,276       $    349      $    (235)     $    65,390
     U.S. Government agencies                                38,006             32           (166)          37,872
     Agency mortgage-backed securities                      742,546          1,076        (23,552)         720,070
     State and political subdivisions                       332,575          3,783         (5,523)         330,835
     Corporate obligations and other                        133,152            165         (1,693)         131,624
                                                   ----------------------------------------------------------------
        Total Securities Available for Sale             $ 1,311,555       $  5,405      $ (31,169)     $ 1,285,791
                                                   ----------------------------------------------------------------

   Securities Held to Maturity:
     U.S. Treasury                                      $     1,050       $      3      $       -      $     1,053
     U.S. Government agencies                                    27              -              -               27
     State and political subdivisions                        13,548            124           (139)          13,533
     Corporate obligations and other                              1              -              -                1
                                                   ----------------------------------------------------------------
        Total Securities Held to Maturity               $    14,626       $    127      $    (139)     $    14,614
                                                   ----------------------------------------------------------------
                  Total Securities                      $ 1,326,181       $  5,532      $ (31,308)     $ 1,300,405
                                                   ================================================================

At December 31, 1998
   Securities Available for Sale:
     U.S. Treasury                                      $    66,431       $  1,047      $     (19)     $    67,459
     U.S. Government agencies                                82,814            701             (2)          83,513
     Agency mortgage-backed securities                      727,506          4,645        (22,308)         709,843
     State and political subdivisions                       312,116         11,489           (374)         323,231
     Corporate obligations and other                        144,106            586         (1,206)         143,486
                                                   ----------------------------------------------------------------
        Total Securities Available for Sale             $ 1,332,973       $ 18,468      $ (23,909)     $ 1,327,532
                                                   ----------------------------------------------------------------

   Securities Held to Maturity:
     U.S. Treasury                                      $     1,053       $     15      $       -      $     1,068
     U.S. Government agencies                                    27              -              -               27
     State and political subdivisions                        15,061            261            (47)          15,275
     Corporate obligations and other                              1              -              -                1
                                                   ----------------------------------------------------------------
        Total Securities Held to Maturity               $    16,142       $    276      $     (47)     $    16,371
                                                   ----------------------------------------------------------------
                  Total Securities                      $ 1,349,115       $ 18,744      $ (23,956)     $ 1,343,903
                                                   ================================================================

Realized gross gains resulting from the sale of securities available for sale were $529,000 and $598,000 for the three months ended June 30, 1999 and 1998, respectively, and $835,000 and $1,196,000 for the six months ended June 30, 1999 and 1998, respectively. Realized gross losses were $150,000 and $57,000 for the three months ended June 30, 1999 and 1998, respectively, and $263,000 and $113,000 for the six months ended June 30, 1999 and 1998, respectively.

NOTE 4 - LOANS AND LEASES


The composition of the loan and lease portfolio at June 30, 1999 and December 31, 1998, was as follows:


                                                    JUNE 30,      DECEMBER 31,
(in thousands)                                        1999            1998
                                               --------------------------------
Commercial, financial and agricultural........        $692,203        $659,946
Real estate-construction......................          88,456         105,574
Real estate-commercial........................         683,475         626,358
Real estate-residential.......................         687,149         672,720
Installment and consumer......................         436,915         384,004
Direct lease financing........................           2,612           3,127
                                               --------------------------------
     Gross loans and leases...................      $2,590,810      $2,451,729
     Unearned income..........................            (155)           (211)
                                               --------------------------------
     Loans and leases, net of unearned income.      $2,590,655      $2,451,518
     Allowance for loan and lease losses......         (27,636)        (26,403)
                                               --------------------------------
     NET LOANS AND LEASES.....................      $2,563,019      $2,425,115
                                               ================================

NOTE 5 - BORROWINGS


SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following:

                                                June 30, 1999  December 31, 1998
                                                -------------  -----------------

Securities sold under agreements to repurchase..     $480,985          $434,071
Federal Home Loan Bank borrowings...............       89,379            32,629
Federal funds purchased.........................       56,200            29,200
U.S. Treasury tax and loan accounts.............        3,472             2,311
Commercial paper borrowings.....................        1,600                 -
-------------------------------------------------------------------------------
TOTAL SHORT-TERM BORROWINGS.....................     $631,636          $498,211
===============================================================================


LONG-TERM BORROWINGS

Several of the Company's subsidiary banks borrow from the Federal Home Loan Bank
(FHLB) to fund mortgage loans and mortgage-backed securities. Certain FHLB borrowings have prepayment penalties and call features associated with them. The current balance of these borrowings is $256,573,000 with an average maturity of
6.14 years, and a weighted average borrowing rate of 5.01%.

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

Scheduled reductions of long-term borrowings are as follows at June 30, 1999:

(In thousands)                                                 Total
--------------------------------------------------------------------
1999 ..................................................... $  55,716
2000 .....................................................    75,598
2001 .....................................................     1,998
2002 .....................................................    65,762
2003 .....................................................     2,070
Thereafter ...............................................   186,014
--------------------------------------------------------------------
     SUB-TOTAL............................................ $ 358,079
Less current portion of FHLB borrowings ..................  (89,379)
--------------------------------------------------------------------
     TOTAL LONG-TERM BORROWINGS........................... $ 297,779
====================================================================

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

BUSINESS SEGMENTS

                                                                TRUST AND ASSET   MORTGAGE     TOTAL
FOR THE THREE MONTHS ENDED JUNE 30, 1999             BANKING       MANAGEMENT      BANKING   SEGMENTS
                                                                        (in thousands)
Net interest income                                 $ 32,656           $ 55         $ 587    $ 33,298
Provision for loan and lease losses                    2,151              -             -       2,151
Non-interest income                                    5,304          8,313         2,130      15,747
Operating expenses                                    27,770          5,333         2,046      35,149
Income taxes                                           1,435          1,298           271       3,004

Segment profit                                       $ 6,604        $ 1,737         $ 400    $  8,741

After tax restructuring charges                        3,767              -             -       3,767
                                              --------------------------------------------------------

Segment profit before restructuring charges         $ 10,371        $ 1,737         $ 400    $ 12,508
                                              ========================================================

FOR THE THREE MONTHS ENDED JUNE 30, 1998

Net interest income                                 $ 31,205           $ 19         $ 636    $ 31,860
Provision for loan and lease losses                    1,642              -             -       1,642
Non-interest income                                    6,951          6,596         2,461      16,008
Operating expenses                                    21,089          4,700         2,322      28,111
Income taxes                                           4,114            834           312       5,260
                                              --------------------------------------------------------

Segment profit                                      $ 11,311        $ 1,081         $ 463    $ 12,855
                                              ========================================================



                                                                TRUST AND ASSET   MORTGAGE     TOTAL
For the six months ended June 30, 1999               BANKING       MANAGEMENT      BANKING   SEGMENTS
                                                     (in thousands)

Net interest income                              $    64,222       $    108      $  1,246 $    65,576
Provision for loan and lease losses                    4,377              -             -       4,377
Non-interest income                                   10,541         15,478         4,760      30,779
Operating expenses                                    49,522         10,607         4,190      64,319
Income taxes                                           4,663          2,152           729       7,544

Segment profit                                   $    16,201       $  2,827      $  1,087 $    20,115

After tax restructuring charges                        3,767              -             -       3,767
                                              --------------------------------------------------------

Segment profit before restructuring charges      $    19,968       $  2,827      $  1,087 $    23,882
                                              ========================================================

Segment assets                                   $ 4,299,964       $ 18,700      $ 31,494 $ 4,350,158
                                              ========================================================

FOR THE SIX MONTHS ENDED JUNE 30, 1998

Net interest income                              $    60,271       $     34      $  1,219 $    61,524
Provision for loan and lease losses                    3,787              -             -       3,787
Non-interest income                                   11,752         12,379         5,123      29,254
Operating expenses                                    43,383          8,868         5,089      57,340
Income taxes                                           5,818          1,523           503       7,844

Segment profit                                   $    19,035       $  2,022      $    750 $    21,807

After tax merger related charges                       1,245              -             -       1,245
                                              --------------------------------------------------------

Segment profit before merger related charges     $    20,280       $  2,022      $    750 $    23,052
                                              ========================================================

Segment assets                                   $ 4,166,042       $ 15,438      $ 34,949 $ 4,216,430
                                              ========================================================

RECONCILEMENT OF SEGMENT INFORMATION TO FINANCIAL STATEMENTS

                                               For the three months ended June 30,       For the six months ended June 30,

Net interest income and non-interest income           1999           1998                       1999               1998
-------------------------------------------
Total for segments                                  $ 49,045       $ 47,868                  $ 96,355            $90,778
Unallocated revenues:
         Holding company revenues                      6,253          5,120                    12,352             10,234
         Other                                             9             44                        25                164
Elimination of intersegment revenues                  (7,571)        (7,916)                  (15,451)           (14,168)
                                              ------------------------------              -------------------------------
Consolidated total revenues                         $ 47,736       $ 45,116                  $ 93,281            $87,008
                                              ==============================              ===============================

Profit
------

Total for Segments                                   $ 8,741       $ 12,855                  $ 20,115            $21,807
Unallocated profit:
         Holding company loss                         (1,505)          (880)                   (2,563)            (3,836)
         Other                                           (34)           (26)                     (197)               (44)
Elimination of intersegment loss                         (76)          (713)                     (192)              (592)
                                              ------------------------------              -------------------------------
Consolidated net income                              $ 7,126       $ 11,236                  $ 17,162            $17,335
                                              ==============================              ===============================

Assets
------

Total for segments                                                                        $ 4,350,158        $4,216,430
Unallocated assets:
         Holding company assets                                                                50,637            43,905
         Other                                                                                 42,558            43,276
Elimination of intersegment assets                                                           (234,993)         (164,840)
                                                                                          -------------------------------
Consolidated assets                                                                       $ 4,208,360        $4,138,771
                                                                                          ===============================

                             AMCORE FINANCIAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's discussion and analysis focuses on the significant factors which affected AMCORE Financial, Inc. and subsidiaries ("AMCORE") Consolidated Balance Sheet as of June 30, 1999 as compared to December 31, 1998 and the results of operations for the three and six months ended June 30, 1999 as compared to the same periods in 1998. This discussion is intended to be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

This review contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of AMCORE. Contemplated or projected, forecasted or estimated results in such forward-looking statements involve certain risks and uncertainties including, among others, the following possibilities: (I) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new and existing competitors; (II) adverse state and federal legislation and regulation; (III) failure to obtain new customers and retain existing customers;
(IV) inability to carry out marketing and/or expansion plans; (V) loss of key executives; (VI) changes in interest rates including the effect of prepayment;
(VII) general economic and business conditions which are less favorable than expected; (VIII) unanticipated changes in industry trends; (IX) changes in Federal Reserve Board monetary policies; (X) inability to realize cost savings anticipated with the new organizational structure, mergers or data processing outsourcing; (XI) higher than expected costs or other difficulties associated with merger integration, data processing conversion or year 2000 compliance solutions; and (XII) changes in the final organizational structure.


OVERVIEW OF OPERATIONS

AMCORE's net income for the three months ended June 30, 1999 was $7.1 million, a decrease of 36.6% from the $11.2 million in the 1998 comparable period. The decrease was caused primarily by $3.8 million of after-tax charges related to the new organizational structure (the "Restructuring Charge") taken in the second quarter of 1999. Excluding these charges, second quarter 1999 net income would have been $10.9 million, a decrease of 3.1% from the same period in 1998. The earnings for the six months ended June 30, 1999 were $17.2 million, a decrease of $173,000 or 1.0% from the $17.3 million reported in 1998. Net income from operations, which excludes the $3.8 million Restructuring Charge in the second quarter of 1999 and $3.3 million of after-tax merger-related charges (the "Merger Charge") in the first quarter of 1998, was $20.9 million and $20.6 million for the six months ended June 30, 1999 and 1998, respectively. This represents an increase of $287,000 or 1.4% in net income from operations, when comparing the first six months of 1999 and 1998.

Diluted earnings per share were $0.25 and $0.60 for the three and six-month periods, respectively, ended June 30, 1999. Diluted earnings per share from operations was $0.38 for both the second quarter of 1999 and 1998. Diluted earnings per share from operations for the six months ended June 30, 1999 and 1998 were $0.73 and $0.72, respectively, an increase of 1.4%.

Excluding the Restructuring Charge, AMCORE's annualized return on average equity was 13.92% in the second quarter of 1999 compared to 14.21% for the same period in 1998. The second quarter return on average assets, excluding the Restructuring Charge, was 1.04% in 1999 versus 1.11% in 1998.

Net interest income and non-interest income for the second quarter of 1999 increased 4.6% and 8.5%, respectively, over the same period a year ago. A variety of factors contributed to the increase in net interest income. Average loans increased 16%, leading to an increase in average earning assets of 3.4%. In addition, net interest margin improved by 3 basis points to 3.53 percent, primarily the result of lower average rates on interest-bearing liabilities. Non-interest income growth was mainly the result of a 29% increase in trust and asset management revenues, primarily driven by favorable investment performance and strong sales results.

The improvements in net interest income and non-interest income were offset by increased provision for loan losses as a result of the loan growth, higher data processing expenses and investment related expenditures.

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

On April 27, 1999, AMCORE announced a new "Customer Focused Organizational Structure" that is expected to improve efficiency, enhance responsiveness to local markets and increase shareholder value. The new structure will increase the ability of bank presidents, directors and salespeople to focus on serving customers and their communities by centralizing or regionalizing certain support functions. To accomplish this, AMCORE will operate under one charter, while still preserving its super community banking philosophy. AMCORE expects to have its new organizational structure in place in the fourth quarter of 1999. The Restructuring Charge is estimated at $6.4 million pre-tax, of which $6.1 million was accrued or incurred in the second quarter of 1999. The largest components of the Restructuring Charge are related to employee severance, professional fees, and other costs to to combine the bank subsidiaries into one bank and to integrate their systems. Of the $6.1 million Restructuring Charge included in the second quarter results of operation, $808,000 was incurred or paid during the second quarter of 1999.

AMCORE's subsidiary banks continue to be "well capitalized" as defined by regulatory guidelines. At June 30, 1999, AMCORE'S total capital to risk weighted assets was 12.85%, which is in excess of regulatory requirements.


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

AMCORE has undertaken an enterprise-wide initiative to address the Year 2000 issue. The company has established a project team that reports directly to the Board of Directors and has developed a comprehensive plan to prepare, as appropriate, its computer and other systems to recognize the date change on January 1, 2000. An assessment of the readiness of third parties that AMCORE interfaces with, such as vendors, counterparties, customers, payment systems, and others, is ongoing to mitigate potential risks that Year 2000 poses. In addition, AMCORE is assessing the readiness of companies that have borrowed from AMCORE's subsidiaries to insure that incremental Year 2000-related credit risks are addressed. AMCORE's objective is to try to insure that all aspects of the Year 2000 issue, including those related to efforts of third parties, will be fully resolved in time. However, it is not possible to be sure that all aspects of the Year 2000 issue which may affect AMCORE, including those related to the effects of customers, suppliers, or other third parties with whom we conduct business, will not have a material impact on AMCORE's results of operation or financial condition. AMCORE has consistently maintained contingency plans for mission critical systems and business processes to protect assets against unplanned events that would prevent normal operations. The millennium changeover presents unique risks, some of which may not be effectively addressed by the existing plans. AMCORE is examining these risks and developing additional plans to mitigate the effect of potential impacts and insure continuity of operations throughout the Year 2000 and beyond.

The outsourcing of the core mainframe system to ALLTEL during 1998 addresses the primary operating systems of AMCORE. The testing of all mission critical systems was substantially completed as of March 31, 1999. All Year 2000-specific contingency plans were substantially completed by June 30, 1999 with related testing to continue throughout the year. At this point, the costs associated with the Year 2000 issue during 1998 and 1999 are estimated at approximately $2.3 million, of which $1.3 million is for replacement hardware and software. These items are not anticipated to have a material impact on future results of operations. Through June 30, 1999, $2.2 million of the $2.3 million total estimated costs have been incurred or paid since the inception of the project.

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

The Banking segment's operating profit for the second quarter of 1999 was $10.4 million before the Restructuring Charge, a decrease of $940,000 from the same period in 1998. While 1999's second quarter net-interest income increased over the same period in 1998, it was more than offset by a reduction in non-interest income, increased loan loss provisions and higher operating expenses.

Net interest income improved by $871,000 net of tax, primarily the result of a 3.4% increase in average earning assets and a 3 basis point improvement in the interest rate spread. The growth in average earning assets can be attributed to strong loan growth offset by decreased levels of investment securities related to the winding down of the investment leveraging program. Average loans increased $346.5 million or 15.7% when comparing the second quarters of 1999 and 1998. Investment securities decreased $222.2 million on average, or 14.0% quarter-to-quarter.

Non-interest income decreased by $988,000 net of tax. The decrease is primarily the result of lower loan and lease sales and less security gains in the second quarter of 1999 compared to the second quarter of 1998. In addition, 1998 included mortgage revenues related to the pre-aquisition mortgage operations of the Wisconsin banks. These portfolios have since been integrated into and are now managed by the Mortgage Segment.

The provision for loan and lease losses increased $305,000 net of tax from the second quarter of 1999 over the same period in 1998. The increase in provision relates to the growth in total loans noted above. Operating expenses increased $351,000 net of tax quarter-to-quarter. In addition to normal increases, the increase includes costs to upgrade AMCORE's internal network, the development of an on-line banking product and Year 2000 expenditures previously mentioned.

The Banking segment represented 82.9% and 88.0% of total segment profit before the Restructuring Charge in the second quarter of 1999 and 1998, respectively. Year-to-date, the Banking segment represented 83.6% and 88.0% of total segment profit before the Restructuring Charge in the second quarter of 1999 and the Merger Charge in the first quarter of 1998.


TRUST AND ASSET MANAGEMENT SEGMENT

The Trust and Asset Management segment provides trust, investment management and brokerage services. It also acts as an advisor to and provides fund administration to the Vintage Mutual Funds and offers a complete line of commercial and individual insurance products. These products are distributed nationally ( i.e. Vintage Equity Fund is available through Charles Schwab OneSource(TM)), regionally to institutional investors and corporations, and locally through AMCORE's 66 banking locations.

The Trust and Asset Management segment's profit increased $656,000 to $1.7 million in the second quarter of 1999. The increase is primarily attributable to strong sales efforts and favorable investment performance. These increases are partially offset by the expansion of the trust and asset management staff resulting from the growth of the segment, which includes a new program to provide asset management services to high net worth individuals (the "Private Client Group") and the WCV acquisition previously mentioned.

As of June 30, 1999, trust assets under management total $4.4 billion, including nearly $1.4 billion related to the Vintage Mutual Fund family.

The Trust and Asset Management segment represented 13.9% and 8.4% of total segment profit before the Restructuring Charge in the second quarter of 1999 and 1998, respectively. Year-to-date, the Trust and Asset Management segment represented 11.8% and 8.8% of total segment profit before the Restructuring Charge in the second quarter of 1999 and the Merger Charge in the first quarter of 1998.


MORTGAGE BANKING SEGMENT

The Mortgage Banking segment originates residential mortgage loans for sale to AMCORE'S banking affiliates and the secondary market, and provides servicing of these mortgage loans.

The Mortgage Banking segment's profit for the second quarter of 1999 was $400,000, a decrease of $63,000 from the same period a year ago. The decrease relates mainly to a decline in originations to $70.1 million compared to the $107.9 million in the second quarter of 1998. The decrease was largely offset by the previously mentioned transfer of the pre-aquisition related mortgage operations from the Wisconsin banks to the mortgage segment.

The Mortgage Banking segment represented 3.2% and 3.6% of total segment profit before the Restructuring Charge in the second quarter of 1999 and 1998, respectively. Year-to-date, the Mortgage Banking segment represented 4.6% and 3.3% of total segment profit before the Restructuring Charge in the second quarter of 1999 and the Merger Charge in the first quarter of 1998.


CONSOLIDATED EARNINGS ANALYSIS

The analysis below discusses by major components the changes in net income when comparing the three and six-month periods ended June 30, 1999 and 1998.


NET INTEREST INCOME

Net interest income is the difference between income earned on interest earning assets and the interest expense incurred on interest bearing liabilities. The interest income on certain loans and municipal securities is not subject to federal income tax. For analytical purposes, the interest income and rates on these types of assets are adjusted to a "fully taxable equivalent" basis. The fully taxable equivalent adjustment was calculated using the statutory federal income tax rate of 35%. Adjusted interest income is presented on the following table (in thousands):

                                                   For the Three Months        For the Six Months
                                                      Ended June 30               Ended June 30
                                              --------------------------------------------------------
                                                   1999            1998       1999             1998
                                              ========================================================
Interest Income Book Basis                       $73,902         $74,520    $146,794         $142,835
Taxable Equivalent Adjustment                      2,543           2,544       5,054            5,002
                                              --------------------------------------------------------

Interest Income Taxable Equivalent Basis          76,445          77,064     151,848          147,837
Interest Expense                                  41,240          43,302      82,349           82,664
                                              --------------------------------------------------------

Net Interest Income Taxable Equivalent Basis
                                                 $35,205         $33,762     $69,499          $65,173
                                              ========================================================

Net interest income on a fully taxable equivalent basis increased $1.4 million or 4.3% during the second quarter of 1999 over the same period in 1998. The improvement in net interest income results mainly from a 3.4% increase in average earning assets and a 3 basis point improvement in the interest rate margin.

The growth in average earning assets can be attributed to strong loan growth offset by decreased levels of investment securities related to the winding down of the investment leveraging program. Average loans increased $346.5 million or 15.7% when comparing the second quarters of 1999 and 1998. Investment securities decreased $222.2 million on average, or 14.0% quarter-to-quarter.

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

As the table below indicates, the interest rate spread increased 7 basis points to 2.93% in the second quarter of 1999 when compared to the 2.86% during the same period in 1998. The net interest margin was 3.53% during the second quarter of 1999, an increase of 3 basis points from the comparable period in 1998.

                                                                     Quarter Ended                         Quarter Ended
                                                                     June 30, 1999                         June 30, 1998
                                                        ----------------------------------       ------------------------------
                                                           Average              Average            Average              Average
                                                           Balance    Interest    Rate             Balance    Interest   Rate
                                                        ----------------------------------       ------------------------------
Assets
Interest-Earning Assets:
            Taxable securities                            $ 1,012,840  $15,894      6.28%         $1,242,204   $20,678   6.66%
            Tax-exempt securities (1)                         348,253    6,665      7.66%            341,110     6,858   8.04%
                                                        ----------------------------------       ------------------------------
              Total Securities (2)                          1,361,093   22,559      6.63%          1,583,314    27,536   6.96%
            Loans held for sale (3)                            19,449      321      6.60%             27,996       396   5.66%
            Loans (1) (4)                                   2,556,142   53,147      8.27%          2,209,607    48,738   8.78%
            Other earning assets                               23,538      243      4.08%              9,429       143   6.00%
            Fees on mortgage loans held for sale (3)                -      175         -                   -       251      -
                                                        ----------------------------------       ------------------------------
                Total Interest-Earning Assets             $ 3,960,222  $76,445      7.69%         $3,830,346   $77,064   8.02%
Noninterest-Earning Assets:
            Cash and due from banks                           103,508                                 92,277
            Other assets                                      164,440                                151,942
            Allowance for loan and lease losses               (27,670)                               (24,271)
                                                        --------------                           ------------
                Total Assets                              $ 4,200,500                             $4,050,294
                                                        ==============                           ============

            Liabilities and Stockholders' Equity
            Interest-Bearing Liabilities:
              Interest-bearing demand and savings deposits  $ 957,802   $6,651      2.82%          $ 854,220    $6,645   3.15%
              Time deposits                                 1,594,335   21,846      5.56%          1,544,482    22,740   5.97%
                                                        ----------------------------------       ------------------------------
                Total interest-bearing deposits             2,552,137   28,497      4.48%          2,398,702    29,385   4.91%
              Short-term borrowings                           615,877    8,125      5.23%            688,135     9,867   5.68%
              Long-term borrowings                            297,421    4,618      6.23%            267,211     4,050   6.08%
                                                        ----------------------------------       ------------------------------
              Total Interest-Bearing Liabilities          $ 3,465,435  $41,240      4.76%         $3,354,048   $43,302   5.16%
            Noninterest-Bearing Liabilities:
              Demand deposits                                 366,461                                325,461
              Other liabilities                                54,688                                 53,529
                                                        --------------                           ------------
                Total Liabilities                         $ 3,886,584                             $3,733,038
            Stockholders' Equity                              313,916                                317,256
                                                        --------------                           ------------
                Total Liabilities and
                Stockholders' Equity                      $ 4,200,500                             $4,050,294
                                                        ==============                           ============

                Net Interest Income                                    $35,205                                 $33,762
                                                                      =========                              ==========

                Net Interest Spread                                                 2.93%                                2.86%
                                                                               ===========                            ========

                Interest Rate Margin                                                3.53%                                3.50%
                                                                               ==========                             ========

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

As the table below indicates, the net interest spread for the first six months of 1999 was flat at 2.88%, when compared to the same period in 1998. The net interest margin decreased 3 basis points to 3.49% for the first six months of 1999 when compared to the 3.52% during the same period in 1998.

                                                         Six Months Ended                   Six Months Ended
                                                          June 30, 1999                       June 30, 1998
                                              ----------------------------------- ----------------------------------
                                                Average                  Average       Average               Average
                                                Balance     Interest      Rate         Balance     Interest    Rate
                                              ----------------------------------- ----------------------------------
Assets
Interest-Earning Assets:
 Tax securities                                $1,040,783    $32,263       6.20%     $ 1,203,739    $40,811   6.78%
 Tax-exempt securities (1)                        343,387     13,285       7.74%         333,767     13,486   8.08%
                                              ----------------------------------- ----------------------------------
Total Securities (2)                            1,384,170     45,548       6.58%       1,537,506     54,297   7.07%
 Loans held for sale (3)                           25,705        743       5.78%          28,272        936   6.62%
 Loans (1)(4)                                   2,519,854    104,778       8.30%       2,091,246     91,865   8.77%
 Other earning assets                              20,301        402       3.94%           9,817        277   5.61%
 Fees on mortgage loans held for sale (3)                     -  377                -           -       462            -
                                              ----------------------------------- ---------------------------------------------
   Total Interest-Earning Assets               $3,950,030   $151,848       7.68%     $ 3,666,841   $147,837   8.06%
Noninterest-Earning Assets:
 Cash and due from banks                          101,426                                 93,799
 Other assets                                     161,392                                147,097
 Allowance for loan and lease losses              (27,418)                               (22,558)
                                              ------------                        ---------------
   Total Assets                                $4,185,430                            $ 3,885,179
                                              ============                        ===============

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
 Interest-bearing demand and savings deposits   $ 955,381    $13,147       1.72%       $ 809,336    $12,344   1.94%
 Time deposits                                  1,591,700     43,924       3.33%       1,501,075     44,141   3.41%
                                              ----------------------------------- ----------------------------------
  Total interest-bearing deposits               2,547,081     57,071       4.52%       2,310,411     56,485   4.93%
 Short-term borrowings                            598,628     15,809       5.26%         660,690     18,959   5.71%
 Long-term borrowings                             307,769      9,469       6.20%         236,024      7,220   6.17%
                                              ----------------------------------- ----------------------------------
  Total Interest-Bearing Liabilities           $3,453,478    $82,349       4.80%     $ 3,207,125    $82,664   5.18%
Noninterest-Bearing Liabilities:
 Demand deposits                                  359,514                                320,882
 Other liabilities                                 55,873                                 52,704
                                              ------------                        ---------------
   Total Liabilities                           $3,868,865                            $ 3,580,711
                                                  316,565                                304,468
                                              ------------                        ---------------
Stockholders' Equity
   Total Liabilities and
    Stockholders' Equity                       $4,185,430                            $ 3,885,179
                                              ============                        ===============

    Net Interest Income                                      $69,499                                $65,173
                                                          ===========                            ===========

   Net Interest Spread                                                     2.88%                              2.88%
                                                                     ============                           ========

   Interest Rate Margin                                                    3.49%                              3.52%
                                                                     ============                           ========

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

The table below presents an analysis of the changes in net interest income for the second quarter of 1999 compared to the second quarter of 1998.

                                                                        For Three Months Ended
                                                                    June 30, 1999 / June 30, 1998
                                                                            (in thousands)
                                                       -------------------------------------------------------
                                                         Increase (Decrease)   Due to Change in     Total Net
                                                            Average Volume       Average Rate        Increase
                                                       -------------------------------------------------------
Interest Income:
     Taxable Securities                                             $(3,642)          $(1,142)       $(4,784)
     Tax-Exempt Securities (1)                                          142              (335)          (193)
                                                       -------------------------------------------------------
         Total Securities (2)                                        (3,729)           (1,248)        (4,977)
     Mortgage Loans Held for Sale                                      (134)                59           (75)
     Loans (1) (4)                                                                     (2,855)          4,409
                                                                       7,264
     Other Earning Assets                                                158              (58)            100
     Fees on Mortgage Loans Held for Sale (3)                              4              (80)           (76)
                                                       -------------------------------------------------------
         Total Interest-Earning Assets                                $2,584          $(3,203)         $(619)
                                                       -------------------------------------------------------

Interest Expense:
     Interest-Bearing Demand & Savings Deposits                       $1,098          $(1,092)             $6
     Time Deposits                                                       696           (1,590)          (894)
                                                       -------------------------------------------------------
         Total Interest-Bearing Deposits                               1,835           (2,723)          (888)
     Short-Term Borrowings                                             (990)             (752)        (1,742)
     Long-Term Borrowings                                                467               101            568
                                                       -------------------------------------------------------
         Total Interest-Bearing Liabilities                           $1,312          $(3,374)       $(2,062)
                                                       -------------------------------------------------------

     Net Interest Margin / Net Interest Income (FTE)                  $1,272              $171         $1,443
                                                       =======================================================

The above table shows the changes in interest income (tax equivalent) and interest expense attributable to volume and rate variances. The change in interest income (tax equivalent) due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

1. The interest on tax-exempt investment securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
2. The average balance of the investments are based on amortized historical cost.
3. The yield-related fees recognized from the origination of mortgage loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
4. The balances of non-accrual loans are included in average loans outstanding. Interest on loans includes yield-related loan fees.

The increase in net interest income, when comparing the second quarter of 1999 to the second quarter of 1998, is mainly due to a favorable change in average volume. Average loans increased 15.7% while average investment securities decreased 14.0%. The net effect was a 3.4% increase in earning assets. This increase was partially offset by a 3.3% increase in average interest-bearing liabilities needed to fund the growth in earning assets.


There was also a small increase in net interest income due to changes in average interest rates. While the yield on interest-earning assets decreased 33 basis points, this was more than offset by a 40 basis point decrease on total average interest-bearing liabilities. The decreased funding costs were the result of a shift from higher cost borrowings to lower cost deposits, coupled with lower average interest rates on deposits. The decreased reliance on higher cost borrowings is the result of the winding down of the leverage program, while the lower rates on deposits is the result of overall market conditions and declining interest rates when comparing the second quarter of 1999 with the second quarter of 1998.

The table below presents an analysis of the changes in net interest income for the first six months of 1999 compared to the first six months of 1998.

                                                                              For Six Months Ended
                                                                          June 30, 1999 / June 30, 1998
                                                                                 (in thousands)
                                                       ---------------------------------------------------------------
                                                          Increase (Decrease)   Due to Change in       Total Net
                                                            Average Volume         Average Rate    Increase (Decrease)
                                                       ---------------------------------------------------------------
Interest Income:
     Taxable Securities                                             $(5,195)            $(3,353)             $(8,548)
     Tax-Exempt Securities (1)                                           382               (583)                (201)
                                                       ---------------------------------------------------------------
         Total Securities (2)                                        (5,197)             (3,552)              (8,749)
     Mortgage Loans Held for Sale                                       (80)               (113)                (193)
     Loans (1) (4)                                                    17,856             (4,943)               12,913
     Other Earning Assets                                                227               (102)                  125
     Fees on Mortgage Loans Held for Sale (3)                              7                (92)                 (85)
                                                       ---------------------------------------------------------------
         Total Interest-Earning Assets                               $11,139            $(7,128)               $4,011
                                                       ---------------------------------------------------------------

Interest Expense:
     Interest-Bearing Demand & Savings Deposits                       $2,610            $(1,807)                 $803
     Time Deposits                                                     2,541             (2,758)                (217)
                                                       ---------------------------------------------------------------
         Total Interest-Bearing Deposits                               5,596             (5,010)                  586
     Short-Term Borrowings                                           (1,706)             (1,444)              (3,150)
     Long-Term Borrowings                                              2,208                  41                2,249
                                                       ---------------------------------------------------------------
         Total Interest-Bearing Liabilities                           $6,098            $(6,413)               $(315)
                                                       ---------------------------------------------------------------

     Net Interest Margin / Net Interest Income (FTE)                  $5,041              $(715)               $4,326
                                                       ===============================================================

The above table shows the changes in interest income (tax equivalent) and interest expense attributable to volume and rate variances. The change in interest income (tax equivalent) due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

1. The interest on tax-exempt investment securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
2. The average balance of the investments are based on amortized historical cost.
3. The yield-related fees recognized from the origination of mortgage loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
4. The balances of non-accrual loans are included in average loans outstanding. Interest on loans includes yield-related loan fees.

The increase in net interest income, when comparing the first six months of 1999 to the first six months of 1998, is due to a favorable change in average volume. Average loans increased 20.5% while average investment securities decreased 10.0%. The net effect was a 7.7% increase in earning assets. This increase was partially offset by a 7.7% increase in average interest-bearing liabilities needed to fund the growth in earning assets.

The volume increase was partially offset by a decrease in net interest income due to changes in average interest rates. The yield on both interest-earning assets and interest-bearing liabilities decreased 38 basis points. Both decreases are the result of overall market conditions and declining interest rates when comparing the first six months of 1999 with the first six months of 1998.


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

The provision for loan and lease losses was $2.2 million during the second quarter of 1999 an increase of $509,000 or 31.0% from the same period in 1998. The increase in provision relates to a growth in total loans and a higher level of charge-offs.

Annualized net charge-offs to average loans were 0.38% in the second quarter of 1999 versus 0.14% in 1998. The increase is primarily related to the partial charge-off in the amount of $1.2 million of an agricultural credit in the second quarter of 1999.

The provision for loan losses for the first six months of 1999 was $4.4 million, an increase of $590,000 or 15.6% from the same period in 1998. The increase in provision relates to a growth in total loans and a higher level of charge-offs.

The allowance for loan losses as a percent of total loans was 1.07%, 1.09% and 1.08% at June 30, 1999 and 1998 and December 31, 1998, respectively.


NON-INTEREST INCOME

Total non-interest income was $15.1 million in the second quarter of 1999, an increase of $1.2 million or 8.5% from the same period in 1998. On a year-to-date basis, the increase in non-interest income is $2.0 million or 7.4%.

Trust and asset management income increased 28.6% or $1.7 million to total $7.7 million for the second quarter of 1999 versus the same period in 1998. The increase is primarily attributable to strong sales efforts and favorable investment performance. Total managed assets, which includes fee-based accounts and Vintage Fund balances, rose 2.5% during the quarter and at June 30, 1999 stands at $4.4 billion.

Service charges on deposits increased $223,000 or 10.2% from the second quarter of 1998 to $2.4 million for the second quarter of 1999.

Mortgage revenues declined $480,000 or 19.7% from the second quarter of 1998 to $2.0 million for the second quarter of 1999. The decrease relates mainly to a decline in originations to $70.1 million compared to the $107.9 million in the second quarter of 1998.


OPERATING EXPENSES

Operating expense totaled $36.5 million during the second quarter of 1999, an increase of $8.6 million or 30.6% from the same period in 1998. The second quarter of 1999 included a $6.1 million pre-tax Restructuring Charge previously mentioned. Excluding the Restructuring Charge, operating expenses increased $2.5 million or 8.8%. This increase is primarily related to increased compensation, equipment and data processing expenses.

Excluding the Restructuring Charge, the efficiency ratio for the second quarter of 1999 was 60.5% compared to 58.6% for the second quarter of 1998. The increase was the result of core operating expenses increasing 8.8% while revenues increased 5.8%. Year-to-date, excluding the Restructuring Charge in the second quarter of 1999 and the Merger Charge in the first quarter of 1998, the efficiency ratio increased to 60.8% from 60.2%. The increase was the result of core operating expenses increasing 8.0% while revenues increased 7.2%.

Excluding $2.2 million in severance and other personnel costs included in the Restructuring Charge, salaries and wages increased $988,000 or 7.7% when comparing the second quarter of 1999 with the same period in 1998. The increase relates primarily to annual merit increases and the expansion of the trust and asset management segment associated with the formation of the Private Client Group and the WCV acquisition previously mentioned.

Equipment expense was $2.5 million in the second quarter of 1999 and represents an increase of $485,000 or 24.5% from the same period in 1998. Excluding $1.3 million of systems integration costs included in the Restructuring Charge, data processing expense increased $1.1 million when comparing the second quarter of 1999 with the same period in 1998. These increases primarily relate to the upgrade of AMCORE's internal LAN-based reporting systems, the development of an on-line banking product, outsourcing the core mainframe system to ALLTEL including post-conversion programming and Year 2000 expenditures previously mentioned.

Professional fees increased $1.6 million quarter-to-quarter. The increase primarily relates to legal and consulting expenses included in the Restructuring Charge.

Other operating expenses increased $844,000 quarter-to-quarter. The increase relates to outplacement, customer communications and other miscellaneous costs included in the Restructuring Charge.

INCOME TAXES

Income tax expense for the second quarter of 1999 decreased $2.3 million from the second quarter of 1998 to $2.0 million. The decrease is primarily the tax benefit associated with the Restructuring Charge. The second quarter of 1999 effective tax rate of 28.3%, after adjusting for the Restructuring Charge, compares to a 27.7% effective tax rate for the same period in 1998. This increase in effective tax rate is largely the result of higher state income taxes.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company's December 31, 1998 Form 10K. There have been no material changes in the assumptions used or results obtained regarding market risk.


BALANCE SHEET REVIEW

Total assets were $4.2 billion at June 30, 1999, an increase of $60.5 million or 1.5% from December 31, 1998. Total earning assets increased $77.3 million from December 31, 1998. This increase was funded by a $100.8 million increase in borrowings, which also offset a $23.1 million decrease in deposits.


ASSET QUALITY REVIEW

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses was $27.6 million at June 30,1999, an increase of $1.2 million from December 31, 1998. The allowance represented 1.07% of total loans and 154.5% of non-performing loans at June 30, 1999. The comparable ratios were 1.08% and 145.2% at December 31, 1998.

Net charge-offs were $2.4 million during the second quarter of 1999 versus $800,000 for the same quarter of 1998. For the six months ended June 30, 1999 and 1998 net charge-offs were $3.2 million and $1.3 million, respectively. The increase of $1.6 million for the second quarter and $1.9 million for the six month period relate primarily to the partial charge-off in the amount of $1.2 million of an agricultural credit in the second quarter of 1999. The remaining balance of the agricultural credit is classifed as non-performing.

An analysis of the allowance for loan and lease losses as of June 30, 1999 and 1998 is presented below:

                                                   For the Three Months             For the Six Months
                                                      Ended June 30                   Ended June 30
                                              -----------------------------------------------------------
                                                  1999            1998            1999             1998
                                              ===========================================================
Balance at beginning of period                  $27,919         $23,745         $26,403          $19,908

Charge-Offs:
     Commercial loans & leases                    1,508             173           1,706              333
     Real estate loans                              166             181             283              198
     Installment loans                            1,099             555           1,797            1,196
     Credit card loans                              111             149             212              240
                                              -----------------------------------------------------------
                                                  2,884           1,058           3,998            1,967

Recoveries:
     Commercial loans & leases                      165              75             238              324
     Real estate loans                               38              17              48               27
     Installment loans                              234             143             531              323
     Credit card loans                               13              24              37               40
                                              -----------------------------------------------------------
                                                    450             259             854              714

Net Charge-Offs                                   2,434             799           3,144            1,253

Provision charged to expense                      2,151           1,642           4,377            3,787

Allowance for loan and lease losses
acquired through merger                               -               -               -            2,146

                                              -----------------------------------------------------------
Balance at end of period                        $27,636         $24,588         $27,636          $24,588
                                              ===========================================================

Ratio of net charge-offs during the period
to average loans outstanding during the
period (1)                                        0.38%           0.14%           0.25%            0.12%
                                              ===========================================================

(1) On an annualized basis

NON-PERFORMING ASSETS

Non-performing assets increased $478,000 or 2.3% from December 31, 1998 to $21.0 million at June 30, 1999. Non-performing assets as of June 30, 1999 and December 31, 1998 are presented below.

                                                               June 30,     December 31,
                                                                 1999           1998
                                                            -----------------------------
Impaired Loans:
 Non-accrual loans and leases
      Commercial.........................................       $12,355       $11,139
      Real Estate........................................         1,253         1,963

Other non-performing
      Non-accrual loans(1)...............................         4,280         5,077
                                                            -----------------------------
     Total non-performing loans and leases..............        $17,888       $18,179

Foreclosed real estate...................................         3,090         2,321
                                                            -----------------------------
     Total non-performing assets.........................       $20,978       $20,500
                                                            =============================

Loans 90 days or more past due and still accruing........        $7,042        $7,272

(1) These loans are not considered impaired since they are part of a small balance homogeneous portfolio.


CAPITAL MANAGEMENT

Total stockholders' equity was $299.5 million at June 30, 1999, a decrease of $16.6 million from December 31, 1998. The book value per share of AMCORE common stock was $10.96 at December 31, 1998. AMCORE paid a dividend of $.14 per share during the second quarter of 1999.

On October 21, 1998, AMCORE announced a stock repurchase program for up to five percent of its common stock or 1.4 million shares. The repurchased shares will become treasury shares and will be used for general corporate purposes, including the issuance of shares in connection with AMCORE's stock option and other employee benefit plans. Through June 30, 1999, 1.2 million shares have been purchased at an average price of $23.32 per share.

AMCORE's bank subsidiaries are considered "well capitalized" based on regulatory guidelines. AMCORE's leverage ratio was 8.05% at June 30, 1999. AMCORE's ratio of Tier I capital at 11.88% and total risk based capital of 12.85% significantly exceed the regulatory minimums as indicated in the table below.

                                                         June 30, 1999                June 30, 1998
                                                         -------------                -------------

                                                    Amount          Ratio         Amount          Ratio
                                              ============================================================
Tier 1 Capital                                     $336,893         11.88%       $333,689          13.12%
Tier 1 Capital Minimum                              113,442          4.00%        101,755           4.00%
                                              ------------------------------------------------------------
Amount in Excess of Minimum                        $223,451          7.88%       $231,934           9.12%
                                              ------------------------------------------------------------
Total Capital                                      $364,530         12.85%       $358,277          14.08%
Total Capital Minimum                               226,884          8.00%        203,510           8.00%
                                              ------------------------------------------------------------
Amount in Excess of Minimum                        $137,646          4.85%       $154,767           6.08%
                                              ------------------------------------------------------------

Risk Adjusted Assets                             $2,836,048                    $2,543,870
                                              ==============               ===============

ITEM 4.  Submission of Matters to a Vote of Security Holders

(a) - (c)      Incorporated herein by reference to the Company's Quarterly
               Report on Form 10-Q for the quarter ended March 31, 1999 (File
               No. 0-13393).


ITEM 6.  Exhibits and Reports on Form 10-Q

       (a)3 Amended and Restated Articles of Incorporation of AMCORE Financial, Inc. dated May 1, 1990 (Incorporated by reference to
               Exhibit 23 of AMCORE's Annual Report on Form 10-K for the year ended December 31, 1989).

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

         10.1 Transitional Compensation Agreement dated May 1, 1999 between AMCORE Financial, Inc. and the following individuals: Gregory Sprawka and Bruce W. Lammers.

           22 1999 Notice of Annual Meeting of Stockholders and Proxy Statement (Incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

           27  Financial Data Schedule

           99  Additional exhibits - Press release dated July 6, 1999
                                   - Press release dated July 20, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      AMCORE Financial, Inc.

                                      (Registrant)



Date: August 13, 1999




                                      /s/ John R. Hecht
                                      ------------------------------------------
                                      John R. Hecht
                                      Executive Vice President and Chief
                                      Financial Officer (Duly authorized officer
                                      of the registrant and principal financial
                                      officer)