Form 10-Q
period 1999-09-30
AMCORE FINANCIAL INC
filed 1999-11-15
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


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

The number of shares outstanding of the registrant's common stock, par value $.22 per share, at October 31, 1999 was 28,264,943 shares.


Index of Exhibits on Page 27

                             AMCORE FINANCIAL, INC.

                           Form 10-Q Table of Contents


PART I                                                              Page Number
------                                                              -----------

Item 1  Financial Statements

            Consolidated Balance Sheets as of September 30, 1999 and
               December  31, 1998                                         1

            Consolidated Statements of Income for the Three and Nine
               Months Ended September 30, 1999 and 1998                   2

            Consolidated Statements of Stockholders' Equity as of
               September 30, 1999 and 1998                                3

            Consolidated Statements of Cash Flows for the Nine Months
               Ended September  30, 1999 and 1998                         4

            Notes to Consolidated Financial Statements                    5

Item 2  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                  12

PART II
-------

Item 4  Submission of Matters to a Vote of Security Holders              27

Item 6  Exhibits and Reports on Form 10-Q                                27


Signatures                                                               28

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                                    September 30,    December 31,
(in thousands, except share data)                                                                        1999            1998
=================================================================================================================================
    Assets        Cash and cash equivalents.......................................................     $117,873        $144,199
                  Interest earning deposits in banks..............................................       25,575          13,397
                  Federal funds sold and other short-term investments.............................       13,350           9,427
                  Loans held for sale.............................................................       18,305          46,836
                  Securities available for sale...................................................    1,298,110       1,327,532
                  Securities held to maturity (fair value of $ 14,480 in 1999; $ 16,371 in 1998)..       14,554          16,142
                                                                                                    ---------------------------
                      Total securities ...........................................................   $1,312,664      $1,343,674
                  Loans and leases, net of unearned income........................................    2,683,526       2,451,518
                  Allowance for loan and lease losses.............................................      (28,435)        (26,403)
                                                                                                    ---------------------------
                      Net loans and leases........................................................   $2,655,091      $2,425,115
                  Premises and equipment, net ....................................................       56,587          58,763
                  Intangible assets, net..........................................................       17,600          19,028
                  Foreclosed real estate..........................................................        2,063           2,321
                  Other assets....................................................................       94,975          85,073
                                                                                                    ---------------------------

                      TOTAL ASSETS................................................................   $4,314,083      $4,147,833
                                                                                                    ===========================


 Liabilities      LIABILITIES
     And          Deposits:
Stockholders'       Demand deposits...............................................................   $1,158,469      $1,169,835
    Equity          Savings deposits..............................................................      153,250         182,330
                    Other time deposits...........................................................    1,681,180       1,595,559
                                                                                                    ---------------------------
                       Total deposits.............................................................   $2,992,899      $2,947,724
                  Short-term borrowings...........................................................      652,156         498,211
                  Long-term borrowings ...........................................................      310,786         330,361
                  Other liabilities...............................................................       52,584          55,454
                                                                                                    ---------------------------

                       TOTAL LIABILITIES..........................................................   $4,008,425      $3,831,750
                                                                                                    ---------------------------


                  STOCKHOLDERS' EQUITY
                  Preferred stock, $1 par value:  authorized 10,000,000 shares; none issued.......    $        -      $        -
                  Common stock, $.22 par value:  authorized 45,000,000 shares;
                                                         September 30,      December 31,
                                                             1999               1998
                                                             ----               ----
                                              Issued      29,619,890         29,593,495
                                              Outstanding 28,318,199         28,837,698                    6,578           6,572
                  Additional paid-in capital......................................................        74,329          75,260
                  Retained earnings ..............................................................       264,003         247,486
                  Deferred compensation for non-employee directors................................        (1,672)         (1,706)
                  Treasury stock .................................................................       (20,742)         (8,263)
                  Accumulated other comprehensive loss............................................       (16,838)         (3,266)
                                                                                                    ----------------------------
                       TOTAL STOCKHOLDERS' EQUITY.................................................      $305,658        $316,083
                                                                                                    ----------------------------
                       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................    $4,314,083      $4,147,833
                                                                                                    ============================

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                          For the Three Months  For the Nine Months
                                                                                           Ended September 30,  Ended September 30,
(in thousands, except per share data)                                                        1999      1998      1999       1998
===================================================================================================================================
   Interest     Interest and fees on loans and leases..................................... $54,294   $50,163   $158,668   $141,746
    Income      Interest on securities:
                  Taxable.................................................................  16,398    19,410     48,661     60,221
                  Tax-exempt..............................................................   4,264     4,417     12,899     13,183
                                                                                          -------------------  -------------------
                     Total Income from Securities......................................... $20,662   $23,827    $61,560    $73,404
                                                                                          -------------------  -------------------

                Interest on federal funds sold and other short-term investments...........     $87      $176       $179       $308
                Interest and fees on loans held for sale..................................     404       695      1,524      2,093
                Interest on deposits in banks.............................................     223       118        533        263
                                                                                          -------------------  -------------------
                     Total Interest Income................................................ $75,670   $74,979   $222,464   $217,814
                                                                                          -------------------  -------------------

   Interest     Interest on deposits...................................................... $29,526   $30,354    $86,597    $86,839
    Expense     Interest on short-term borrowings.........................................   8,192     8,567     24,001     27,526
                Interest on long-term borrowings..........................................   4,514     4,672     13,983     11,892
                                                                                          -------------------  -------------------
                     Total Interest Expense............................................... $42,232   $43,593   $124,581   $126,257
                                                                                          -------------------  -------------------

                     Net Interest Income.................................................. $33,438   $31,386    $97,883    $91,557
                Provision for loan and lease losses.......................................   2,613     2,226      6,990      6,013
                                                                                          -------------------  -------------------
                     Net Interest Income After Provision for Loan and Lease Losses........ $30,825   $29,160    $90,893    $85,544
                                                                                          -------------------  -------------------

                Trust and asset management income.........................................  $7,497    $6,280    $21,793    $17,534
 Non-Interest   Service charges on deposits...............................................   2,606     2,447      7,232      6,496
    Income      Mortgage revenues.........................................................   1,791     2,553      5,886      7,628
                Other.....................................................................   3,172     2,729      8,419      8,105
                                                                                          -------------------  -------------------
                     Non-Interest Income, Excluding Net Realized Security Gains (Losses).. $15,066   $14,009    $43,330    $39,763
                Net realized security gains (losses)......................................    (341)      577        231      1,660
                                                                                          -------------------  -------------------
                     Total Non-Interest Income............................................ $14,725   $14,586    $43,561     41,423

                Compensation expense...................................................... $13,501   $13,236    $42,526    $38,639
   Operating    Employee benefits.........................................................   3,012     3,086     10,210      9,888
   Expenses     Net occupancy expense.....................................................   1,688     1,736      5,039      5,093
                Equipment expense.........................................................   2,299     2,019      6,867      6,143
                Data processing expense...................................................   1,536       814      5,950      3,030
                Professional fees.........................................................   1,162     1,243      4,600      4,662
                Advertising and business development......................................     975       849      2,738      2,643
                Amortization of intangible assets.........................................     498       649      1,493      1,920
                Other.....................................................................   5,141     5,365     16,235     16,817
                                                                                          -------------------  -------------------
                     Total Operating Expenses............................................. $29,812   $28,997    $95,658    $88,835
                                                                                          -------------------  -------------------

                Income Before Income Taxes................................................ $15,738   $14,749    $38,796    $38,132
                Income taxes..............................................................   4,501     3,871     10,397      9,919
                                                                                          ===================  ===================
                     NET INCOME........................................................... $11,237   $10,878    $28,399    $28,213
                                                                                          ===================  ===================

                BASIC EARNINGS PER COMMON SHARE...........................................  $ 0.40    $ 0.37      $1.00      $0.99
                DILUTED EARNINGS PER COMMON SHARE.........................................    0.39      0.37       0.99       0.98
                DIVIDENDS PER COMMON SHARE................................................    0.14      0.14       0.42       0.40
                AVERAGE COMMON SHARES OUTSTANDING.........................................  28,306    29,028     28,344     28,398
                AVERAGE DILUTED SHARES OUTSTANDING........................................  28,731    29,560     28,785     28,930

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               Deferred                Accumulated
                                                         Additional          Compensation                 Other          Total
                                                Common    Paid-in  Retained  Non-Employee   Treasury   Comprehensive  Stockholders'
(in thousands, except share data)                Stock    Capital  Earnings   Directors      Stock     Income (Loss)     Equity
                                                -----------------------------------------------------------------------------------
Balance at December 31, 1997................... $ 6,152  $ 73,262  $ 206,235   $ (1,478)   $ (5,069)      $ 8,374      $ 287,476
                                                -----------------------------------------------------------------------------------
 Comprehensive Income:
  Net Income...................................       -         -     28,213          -           -             -         28,213
   Unrealized holding losses on securities
      available for sale arising during
      the period...............................       -         -          -          -           -            46             46
   Less reclassification adjustment for
      realized gains included in net income....       -         -          -          -           -          (996)          (996)
                                                ---------------------------------------------------------------------------------
 Net unrealized gains (losses) on securities
      available for sale.......................       -         -          -          -           -          (950)          (950)
                                                ---------------------------------------------------------------------------------

Comprehensive Income...........................       -         -     28,213          -           -          (950)        27,263
                                                ---------------------------------------------------------------------------------

  Cash dividends on common stock-$.40 per share       -         -    (11,380)         -           -             -        (11,380)
  Issuance of common shares for Midwest Federal
      Financial Corp.........................       420     2,314     17,074          -           -           178         19,986
  Reissuance of  treasury shares for Investors
      Management Group........................        -       680          -          -       6,242             -          6,922
  Purchase of shares for the treasury..........       -         -          -          -      (8,678)            -         (8,678)
  Reissuance of treasury shares for Non-Employee
    Directors stock plan.......................       -       283          -       (586)        303             -              -
  Deferred compensation expense................       -         -          -        389           -             -            389
  Reissuance of treasury shares for employee
      benefit incentive plans .................       -       438          -          -       3,560             -          3,998

                                                ---------------------------------------------------------------------------------
Balance at September 30, 1998.................. $ 6,572  $ 76,977  $ 240,142   $ (1,675)   $ (3,642)      $ 7,602      $ 325,976
                                                ---------------------------------------------------------------------------------

                                                ---------------------------------------------------------------------------------
Balance at December 31, 1998................... $ 6,572  $ 75,260  $ 247,486   $ (1,706)   $ (8,263)      $(3,266)     $ 316,083
                                                ---------------------------------------------------------------------------------

 Comprehensive Income:
  Net Income...................................       -         -     28,399          -           -             -         28,399
   Unrealized holding losses on securities
      available for sale arising during
      the period...............................       -         -          -          -           -       (13,433)       (13,433)
   Less reclassification adjustment for
      realized gains included in net income....       -         -          -          -           -          (139)          (139)
                                                ---------------------------------------------------------------------------------
 Net unrealized gains (losses) on securities
      available for sale.......................       -         -          -          -           -       (13,572)       (13,572)
                                                ---------------------------------------------------------------------------------

Comprehensive Income...........................       -         -     28,399          -           -       (13,572)        14,827
                                                ---------------------------------------------------------------------------------

  Cash dividends on common stock-$.42 per share       -         -    (11,882)         -           -             -        (11,882)
  Purchase of shares for the treasury..........       -         -          -          -     (18,188)            -        (18,188)
  Issuance of common shares for employee
      stock plan...............................       6       460          -          -           -             -            466
  Reissuance of treasury shares for
    Non-Employee Directors stock plan..........       -        (9)         -       (346)        355             -              -
  Deferred compensation expense................       -         -          -        380           -             -            380
  Reissuance of treasury shares for employee
      benefit incentive plans .................       -    (1,382)         -          -       5,354             -          3,972

                                                ---------------------------------------------------------------------------------
Balance at September 30, 1999.................. $ 6,578  $ 74,329  $ 264,003   $ (1,672)  $ (20,742)    $ (16,838)     $ 305,658
                                                ---------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
(in thousands)                                                                       1999              1998
===============================================================================================================
Cash Flows       Net income...................................................... $   28,399        $   28,213
From             Adjustments to reconcile net income to net
Operating          cash provided by operating activities:
Activities            Depreciation and amortization of premises and equipment....      5,356             5,118
                      Amortization and accretion of securities, net..............      7,697             6,892
                      Provision for loan and lease losses........................      6,990             6,013
                      Amortization of intangible assets..........................      1,493             1,920
                      Net gain on sale of securities available for sale..........       (231)           (1,660)
                      Deferred income taxes......................................      4,367              (224)
                      Originations of loans held for sale........................   (224,856)         (318,416)
                      Proceeds from sales of loans held for sale.................    253,387           314,880
                      Other, net.................................................     (7,418)            6,151
                                                                                  -----------------------------
                         Net cash provided by operating activities............... $   75,184        $   48,887
                                                                                  -----------------------------

Cash Flows       Proceeds from maturities of securities available for sale....... $  272,900        $  340,163
From             Proceeds from maturities of securities held to maturity.........      2,037             1,275
Investing        Proceeds from sales of securities available for sale............    121,471           277,177
Activities       Purchase of securities held to maturity.........................       (450)           (3,893)
                 Purchase of securities available for sale.......................   (375,511)         (546,923)
                 Net increase in federal funds sold
                    and other short-term investments.............................     (3,923)           (2,274)
                 Net increase in interest earning deposits in banks..............    (12,178)          (10,638)
                 Proceeds from the sale of credit card receivables...............          -             5,756
                 Proceeds from the sale of loans and leases......................     22,756             4,908
                 Loans and leases made to customers
                    and principal collection of loans and leases, net............   (280,733)         (212,859)
                 Premises and equipment expenditures, net........................     (3,254)           (4,307)
                 Investment in company owned life insurance......................       (127)          (10,630)
                 Proceeds from the sale of other real estate.....................      2,125             2,294
                 Net cash and cash equivalents acquired through acquisitions.....          -             5,763
                                                                                  -----------------------------
                         Net cash used for investing activities.................. $ (254,887)       $ (154,188)
                                                                                  -----------------------------

Cash Flows       Net (decrease) increase in demand deposits and savings accounts.   ($40,446)       $    59,252
From             Net increase in time deposits...................................     85,621             51,226
Financing        Net increase (decrease) in short-term borrowings................    120,295           (110,723)
Activities       Proceeds from long-term borrowings..............................     16,500            134,800
                 Payment of long-term borrowings.................................     (2,495)              (494)
                 Dividends paid..................................................    (11,882)           (11,380)
                 Issuance of treasury stock for employee benefit incentive plans.      3,972              3,817
                 Purchase of treasury stock......................................    (18,188)            (8,678)
                                                                                  ------------------------------
                         Net cash provided by financing activities............... $  153,377        $   117,820
                                                                                  ------------------------------
                 Net change in cash and cash equivalents......................... $  (26,326)       $    12,519
                 Cash and cash equivalents:
                   Beginning of year.............................................    144,199            105,218
                                                                                  ------------------------------
                   End of period................................................. $  117,873        $   117,737
                                                                                  ==============================

Supplemental     Cash payments for:
Disclosures of     Interest paid to depositors................................... $   86,965        $    85,884
Cash Flow          Interest paid on borrowings...................................     37,960             39,866
Information        Income taxes paid.............................................      6,505              8,517

Non-Cash         Other real estate acquired in settlement of loans...............      1,957              2,291
Activities       Transfer of long-term borrowings to short-term borrowings.......     33,650              2,900
                 Common stock issued for Midwest Federal Financial Corp..........          -             19,986
                 Common stock issued for Investors Management Group, Ltd.........          -              6,922
                 Non-cash transfer of loans to securities........................     19,174                  -

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

Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the "Company") for the year ended December 31, 1998.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is based on dividing net income by the weighted average number of shares of common stock outstanding. The weighted average common shares outstanding were 28,306,000 and 29,028,000 for the three months ended September 30, 1999 and 1998, respectively, and 28,344,000 and 28,398,000 for the nine months ended September 30, 1999 and 1998, respectively. Diluted earnings per share reflects the potential dilution using the treasury stock method that could occur if stock options granted pursuant to incentive stock plans were exercised or converted into common stock, and any shares contingently issuable, that then shared in the earnings of the Company. The weighted average diluted shares outstanding were 28,731,000 and 29,560,000 for the three months ended September 30, 1999 and 1998, respectively, and 28,785,000 and 28,930,000 for the nine months ended September 30, 1999 and 1998, respectively.

NOTE 3 - SECURITIES


A summary of securities at September 30, 1999 and December 31, 1998 were as follows:

                                                                         Gross            Gross
                                                    Amortized         Unrealized       Unrealized         Fair
                                                      Cost               Gains            Losses          Value
                                                  ----------------------------------------------------------------
                                                                             (in thousands)
At September 30, 1999
   Securities Available for Sale:
     U.S. Treasury                                 $    62,796          $   319        $    (165)      $    62,950
     U.S. Government agencies                           32,495               13             (114)           32,394
     Agency mortgage-backed securities                 783,362            1,685          (22,104)          762,943
     State and political subdivisions                  308,699            2,498           (7,881)          303,316
     Corporate obligations and other                   138,525              193           (2,211)          136,507
                                                  ----------------------------------------------------------------
        Total Securities Available for Sale        $ 1,325,877          $ 4,708        $ (32,475)      $ 1,298,110
                                                  ----------------------------------------------------------------

   Securities Held to Maturity:
     U.S. Treasury                                 $     1,050          $     1        $       -       $     1,051
     U.S. Government agencies                               27                -                -                27
     State and political subdivisions                   13,476               91             (166)           13,401
     Corporate obligations and other                         1                -                -                 1
                                                  ----------------------------------------------------------------
        Total Securities Held to Maturity          $    14,554          $    92        $    (166)      $    14,480
                                                  ----------------------------------------------------------------
                  Total Securities                 $ 1,340,431          $ 4,800        $ (32,641)      $ 1,312,590
                                                  ================================================================

At December 31, 1998
   Securities Available for Sale:
     U.S. Treasury                                 $    66,431          $ 1,047        $     (19)      $    67,459
     U.S. Government agencies                           82,814              701               (2)           83,513
     Agency mortgage-backed securities                 727,506            4,645          (22,308)          709,843
     State and political subdivisions                  312,116           11,489             (374)          323,231
     Corporate obligations and other                   144,106              586           (1,206)          143,486
                                                  ----------------------------------------------------------------
        Total Securities Available for Sale        $ 1,332,973          $18,468        $ (23,909)      $ 1,327,532
                                                  ----------------------------------------------------------------

   Securities Held to Maturity:
     U.S. Treasury                                 $     1,053          $    15        $       -       $     1,068
     U.S. Government agencies                               27                -                -                27
     State and political subdivisions                   15,061              261              (47)           15,275
     Corporate obligations and other                         1                -                -                 1
                                                  ----------------------------------------------------------------
        Total Securities Held to Maturity          $    16,142         $    276        $     (47)      $    16,371
                                                  ----------------------------------------------------------------
                  Total Securities                 $ 1,349,115         $ 18,744        $ (23,956)      $ 1,343,903
                                                  ================================================================

Realized gross gains resulting from the sale of securities available for sale were $87,000 and $636,000 for the three months ended September 30, 1999 and 1998, respectively, and $922,000 and $1,832,000 for the nine months ended September 30, 1999 and 1998, respectively. Realized gross losses were $428,000 and $59,000 for the three months ended September 30, 1999 and 1998, respectively, and $691,000 and $172,000 for the nine months ended September 30, 1999 and 1998, respectively.

NOTE 4 - LOANS AND LEASES


The composition of the loan and lease portfolio at September 30, 1999 and December 31, 1998, was as follows:


                                                September 30,  December 31,
(in thousands)                                      1999           1998
                                                ----------------------------
Commercial, financial and agricultural......... $  724,698      $  659,946
Real estate-construction.......................     98,033         105,574
Real estate-commercial.........................    692,671         626,358
Real estate-residential........................    692,251         672,720
Installment and consumer.......................    473,122         384,004
Direct lease financing.........................      2,888           3,127
                                                ----------------------------
     Gross loans and leases.................... $2,683,663      $2,451,729
     Unearned income...........................       (137)           (211)
                                                ----------------------------
     Loans and leases, net of unearned income.. $2,683,526      $2,451,518
     Allowance for loan and lease losses.......    (28,435)        (26,403)
                                                ----------------------------
     NET LOANS AND LEASES...................... $2,655,091      $2,425,115
                                                ============================

NOTE 5 - BORROWINGS


Short-Term Borrowings

Short-term borrowings consisted of the following:

                                                September 30, 1999  December 31, 1998
                                                ------------------  -----------------
Securities sold under agreements to repurchase.      $461,368             $434,071
Federal Home Loan Bank borrowings..............        79,229               32,629
Federal funds purchased........................       107,600               29,200
U.S. Treasury tax and loan accounts............         3,959                2,311
-------------------------------------------------------------------------------------
Total Short-term Borrowings....................      $652,156             $498,211
=====================================================================================

Long-Term Borrowings

Several of the Company's subsidiary banks borrow from the Federal Home Loan Bank
(FHLB) to fund mortgage loans and mortgage-backed securities. Certain FHLB borrowings have prepayment penalties and call features associated with them. The current balance of the long-term FHLB borrowings is $269,557,000 with an average maturity of 5.81 years, and a weighted average borrowing rate of 5.10%.

Other long-term borrowings include $40 million of capital securities issued through AMCORE Capital Trust I, a statutory business trust. The securities require semiannual cash distributions at an annual rate of 9.35% and are redeemable at a declining premium from March 25, 2007 until March 25, 2017. After March 25, 2017 redemption is at par until June 15, 2027 when the issue is due. Also included in other long-term borrowings is a non-interest bearing note requiring annual payments of $444,000 through 2002. The note was discounted at an interest rate of 8.0%

Scheduled reductions of long-term borrowings are as follows at September 30, 1999:

(In thousands)                                   Total
-------------------------------------------------------
1999 ...................................... $   45,573
2000 ......................................     75,598
2001 ......................................      1,998
2002 ......................................     65,762
2003 ......................................      2,070
Thereafter ................................    199,014
------------------------------------------------------
      Sub-Total............................ $  390,015
Less current portion of FHLB borrowings ...    (79,229)
------------------------------------------------------
      Total Long-term Borrowings........... $  310,786
======================================================

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

BUSINESS SEGMENTS

                                                            Trust and Asset   Mortgage   Total
For the three months ended September 30, 1999     Banking      Management     Banking   Segments
                                             ----------------------------------------------------
                                                                      (in thousands)

Net interest income                              $ 33,287        $    70       $  514   $ 33,871
Provision for loan and lease losses                 2,613              -            -      2,613
Non-interest income                                 5,726          7,950        2,036     15,712
Operating expenses                                 22,496          5,182        2,064     29,742
Income taxes                                        3,626          1,234          196      5,056
                                             ----------------------------------------------------

Segment profit                                   $ 10,278        $ 1,604       $  290   $ 12,172
                                             ====================================================

For the three months ended September 30, 1998

Net interest income                              $ 31,440        $    45       $  643   $ 32,128
Provision for loan and lease losses                 2,226              -            -      2,226
Non-interest income                                 4,992          6,853        2,606     14,451
Operating expenses                                 21,814          4,799        2,902     29,515
Income taxes                                        3,085            910          140      4,135
                                             ----------------------------------------------------

Segment profit                                   $  9,307        $ 1,189       $  207   $ 10,703
                                             ====================================================

                                                          Trust and Asset   Mortgage    Total
For the nine months ended September 30, 1999    Banking      Management     Banking    Segments
                                             ----------------------------------------------------
                                                                    (in thousands)
Net interest income                           $    97,509     $    178     $  1,760  $    99,447
Provision for loan and lease losses                 6,990            -            -        6,990
Non-interest income                                16,267       23,428        6,796       46,491
Operating expenses                                 72,018       15,789        6,254       94,061
Income taxes                                        8,289        3,386          925       12,600

Segment profit                                $    26,479     $  4,431     $  1,377  $    32,287

After tax restructuring charges                     3,767            -            -        3,767
                                             ----------------------------------------------------

Segment profit before restructuring charges   $    30,246     $  4,431     $  1,377  $    36,054
                                             ====================================================

Segment assets                                $ 4,416,841     $ 19,549     $ 27,570  $ 4,463,960
                                             ====================================================

For the nine months ended September 30, 1998

Net interest income                           $    91,711     $     79     $  1,862  $    93,652
Provision for loan and lease losses                 6,013              -          -        6,013
Non-interest income                                16,586         19,232      7,729       43,547
Operating expenses                                 65,039         13,667      7,991       86,697
Income taxes                                        8,903          2,433        643       11,979

Segment profit                                $    28,342     $    3,211   $    957  $    32,510

After tax merger related charges                    1,245              -          -        1,245
                                             ----------------------------------------------------

Segment profit before merger related charges  $    29,587     $    3,211   $    957  $    33,755
                                             ====================================================

Segment assets                                $ 4,085,527     $   15,343   $ 42,488  $ 4,143,358
                                             ====================================================

Reconcilement of Segment Information to Financial Statements

                                            For the three months ended Sept. 30,   For the nine months ended Sept. 30,

Net interest income and non-interest income        1999           1998                    1999            1998
-------------------------------------------
Total for segments                               $ 49,583       $ 46,579               $ 145,938       $ 137,199
Unallocated revenues:
         Holding company revenues                   6,099          5,115                  18,451          15,349
         Other                                         17            (33)                     42             131
Elimination of intersegment revenues               (7,536)        (5,689)                (22,987)        (19,699)
                                             -----------------------------        --------------------------------

Consolidated total revenues                      $ 48,163       $ 45,972               $ 141,444       $ 132,980
                                             =============================        ================================


Profit
------

Total for Segments                               $ 12,172       $ 10,703               $  32,287       $  32,510
Unallocated profit:
         Holding company loss                        (966)          (993)                 (3,529)         (4,829)
         Other                                         (5)           (73)                   (203)           (117)
Elimination of intersegment gain/(loss)                36          1,241                    (156)            649
                                             -----------------------------        --------------------------------

Consolidated net income                          $ 11,237       $ 10,878               $  28,399       $  28,213
                                             =============================        ================================


Assets
------

Total for segments                                                                   $ 4,463,960     $ 4,143,358
Unallocated assets:
         Holding company assets                                                           52,052          51,659
         Other                                                                            43,492          43,898
Elimination of intersegment assets                                                      (245,421)       (200,239)
                                                                                  --------------------------------

Consolidated assets                                                                  $ 4,314,083     $ 4,038,676
                                                                                  ================================

                             AMCORE FINANCIAL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's discussion and analysis focuses on the significant factors which affected AMCORE Financial, Inc. and subsidiaries ("AMCORE") Consolidated Balance Sheet as of September 30, 1999 as compared to December 31, 1998 and the results of operations for the three and nine months ended September 30, 1999 as compared to the same periods in 1998. This discussion is intended to be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

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


OVERVIEW OF OPERATIONS

AMCORE's net income for the three months ended September 30, 1999 was $11.2 million, an increase of 3.3% from the $10.9 million in the 1998 comparable period. The earnings for the nine months ended September 30, 1999 were $28.4 million, an increase of $186,000 or 0.7% from the $28.2 million reported in 1998. Net income from operations, which excludes $3.8 million of after tax restructuring-related charges (the "Restructuring Charge") in the second quarter of 1999 and $3.3 million of after-tax merger-related charges (the "Merger Charge") in the first quarter of 1998, was $32.2 million and $31.5 million for the nine months ended September 30, 1999 and 1998, respectively. This represents an increase of $646,000 or 2.0% in net income from operations, when comparing the first nine months of 1999 and 1998.

Diluted earnings per share were $0.39 and $0.99 for the three and nine-month periods, respectively, ended September 30, 1999. Diluted earnings per share increased $0.02 or 5.4% when comparing the third quarter of 1999 and 1998. Diluted earnings per share from operations for the nine months ended September 30, 1999 and 1998 were $1.12 and $1.09, respectively, an increase of 2.8%.

AMCORE's annualized return on average equity was 14.71% in the third quarter of 1999 compared to 13.44% for the same period in 1998. The third quarter return on average assets was 1.06% for both 1999 and 1998.

Net interest income and non-interest income, excluding net realized security gains, for the third quarter of 1999 increased 6.5% and 7.5%, respectively, over the same period a year ago. A variety of factors contributed to the increase in net interest income. Average loans increased 15% leading to an increase in average earning assets of 4%. In addition, net interest margin improved by 5 basis points to 3.58%, primarily the result of lower average rates on interest-bearing liabilities. Non-interest income growth was mainly the result of a 19.4% increase in trust and asset management revenues primarily driven by favorable investment performance and strong sales.

The improvements in net interest income and non-interest income were offset by increased provision for loan losses as a result of the loan growth, higher external data processing expenses due to outsourcing of mainframe bank data processing in the middle of the third quarter in 1998 and net security losses versus net security gains, when comparing the third quarter of 1999 with the third quarter of 1998.

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

On April 27, 1999, AMCORE announced a new "Customer Focused Organizational Structure" that is expected to improve efficiency, enhance responsiveness to local markets and increase shareholder value. The new structure will increase the ability of bank presidents, directors and salespeople to focus on serving customers and their communities by centralizing or regionalizing certain support functions. To accomplish this, AMCORE will operate under one charter, while still preserving its super community banking philosophy. The merger of the banks was completed on October 1, resulting in one charter under AMCORE Bank, N.A. AMCORE expects to complete the centralization of operations during the fourth quarter of 1999. The Restructuring Charge is estimated at $6.4 million pre-tax, of which $6.1 million was accrued or incurred in the second quarter of 1999. The largest components of the Restructuring Charge are related to employee severance, professional fees, and other costs to combine the bank subsidiaries into one bank and to integrate their systems. Of the $6.1 million Restructuring Charge, $1,636,000 has been paid through the end of the third quarter of 1999.

On August 27, 1999, AMCORE sold its insurance agency business. Sales proceeds will be received in installments over three years, subject to reduction if certain performance contingencies are not met. No gain has been recorded, pending resolution of the contingencies. The impact of the disposition is not material, with or without the contingencies.

AMCORE's subsidiary banks continue to be "well capitalized" as defined by regulatory guidelines. At September 30, 1999, AMCORE'S total capital to risk weighted assets was 12.79%, which is in excess of regulatory requirements.


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

The outsourcing of the core mainframe system to ALLTEL during 1998 addresses the primary operating systems of AMCORE. The testing of all mission critical systems was substantially completed as of March 31, 1999. All Year 2000-specific contingency plans were substantially completed by June 30, 1999 with related testing to continue throughout the year. At this point, the costs associated with the Year 2000 issue during 1998 and 1999 are estimated at approximately $2.5 million, of which $1.3 million is for replacement hardware and software. These items are not anticipated to have a material impact on future results of operations. Through September 30, 1999, $2.3 million of the $2.5 million total estimated costs have been incurred or paid since the inception of the project.


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


Banking Segment

The Banking segment provides commercial and personal banking services through its 66 banking locations in northern Illinois and south-central Wisconsin, as well as a consumer finance subsidiary in Northern Illinois. The services provided by this segment include lending, deposits, cash management, automated teller machines, and other traditional banking services.

The Banking segment's operating profit for the third quarter of 1999 was $10.3 million, an increase of $971,000 from the same period in 1998. The increase is the result of net interest income and non-interest income increasing at a 5.9% and 14.7% respective rate, while operating expenses increased 3.1%.

Net interest income improved by $1.8 million, primarily the result of a 4.0% increase in average earning assets and a 5 basis point improvement in the interest rate spread. The growth in average earning assets can be attributed to strong loan growth offset by decreased levels of investment securities related to the planned reduction of the investment portfolio. Average loans increased $333.7 million or 14.6% when comparing the third quarters of 1999 and 1998. Investment securities decreased $172.9 million on average, or 11.6% quarter-to-quarter, to provide liquidity and reduce interest rate risk.

Non-interest income increased by $734,000. The increase is primarily the result of a non-recurring gain of $750,000 for cash consideration received as a result of the merger and reorganization of an ATM service provider in which AMCORE has an equity interest.

The provision for loan and lease losses increased $387,000 during the third quarter of 1999 over the same period in 1998. The increase in provision relates to the growth in total loans noted above plus higher charge-offs.

Operating expenses increased $682,000 quarter-to-quarter. In addition to normal increases, the increase includes costs to upgrade AMCORE's internal network and Year 2000 expenditures previously mentioned.

The Banking segment represented 84.4% and 87.0% of total segment profit in the third quarter of 1999 and 1998, respectively. Year-to-date, the Banking segment represented 83.9% and 87.7% of total segment profit before the Restructuring Charge in the second quarter of 1999 and the Merger Charge in the first quarter of 1998.


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

The Trust and Asset Management segment's profit increased $415,000 to $1.6 million in the third quarter of 1999. The increase is primarily attributable to strong sales efforts and favorable investment performance. These increases are partially offset by the expansion of the trust and asset management staff resulting from the growth of the segment, which includes a new program to provide asset management services to high net worth individuals (the "Private Client Group") and the WCV acquisition previously mentioned.

As of September 30, 1999, trust assets under management total $4.2 billion, including nearly $1.4 billion related to the Vintage Mutual Fund family.

The Trust and Asset Management segment represented 13.2% and 11.1% of total segment profit in the third quarter of 1999 and 1998, respectively. Year-to-date, the Trust and Asset Management segment represented 12.3% and 9.5% of total segment profit before the Restructuring Charge in the second quarter of 1999 and the Merger Charge in the first quarter of 1998.


Mortgage Banking Segment

The Mortgage Banking segment originates residential mortgage loans for sale to AMCORE'S banking affiliates and the secondary market, and provides servicing of these mortgage loans.

The Mortgage Banking segment's profit for the third quarter of 1999 was $290,000, an increase of $83,000 from the same period a year ago. While originations have declined to $58.3 million compared to the $105.7 million in the third quarter of 1998, this has been more than offset by a reduction in operating expenses mainly due to a reduced amount of valuation allowance for the possible impairment of originated mortgage servicing rights.

The Mortgage Banking segment represented 2.4% and 1.9% of total segment profit in the third quarter of 1999 and 1998, respectively. Year-to-date, the Mortgage Banking segment represented 3.8% and 2.8% of total segment profit before the Restructuring Charge in the second quarter of 1999 and the Merger Charge in the first quarter of 1998.

CONSOLIDATED EARNINGS ANALYSIS

The analysis below discusses by major components the changes in net income when comparing the three and nine-month periods ended September 30, 1999 and 1998.


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

                                                For the Three Months      For the Nine Months
                                                 Ended September 30       Ended September 30
                                                -----------------------------------------------
                                                  1999        1998          1999         1998
                                                ===============================================
Interest Income Book Basis                      $75,670     $74,979       $222,464     $217,814
Taxable Equivalent Adjustment                     2,506       2,525          7,560        7,527
                                                -----------------------------------------------

Interest Income Taxable Equivalent Basis         78,176      77,504        230,024      225,341
Interest Expense                                 42,232      43,593        124,581      126,257
                                                -----------------------------------------------

Net Interest Income Taxable Equivalent Basis
                                                $35,944     $33,911       $105,443     $ 99,084
                                                ===============================================

Net interest income on a fully taxable equivalent basis increased $2.0 million or 6.0% during the third quarter of 1999 over the same period in 1998. The improvement in net interest income results mainly from a 4.0% increase in average earning assets and a 5 basis point improvement in the interest rate margin.

The growth in average earning assets can be attributed to strong loan growth offset by decreased levels of investment securities related to the planned reduction of the investment portfolio. Average loans increased $333.7 million or 14.6% when comparing the third quarters of 1999 and 1998. Investment securities decreased $172.9 million on average, or 11.6% quarter-to-quarter.

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

As the table below indicates, the interest rate spread increased 9 basis points to 2.98% in the third quarter of 1999 when compared to the 2.89% during the same period in 1998. The net interest margin was 3.58% during the third quarter of 1999, an increase of 5 basis points from the comparable period in 1998.

                                                                    Quarter Ended                           Quarter Ended
                                                                  September 30, 1999                      September 30, 1998
                                                        ------------------------------------    ---------------------------------
                                                             Average                 Average        Average               Average
                                                             Balance    Interest      Rate          Balance     Interest   Rate
                                                        ------------------------------------    ---------------------------------
Assets
------------
Interest-Earning Assets:
            Taxable securities                              $ 986,244   $ 16,398      6.65%       $ 1,148,413   $ 19,410   6.76%
            Tax-exempt securities (1)                         336,608      6,560      7.80%           347,364      6,795   7.83%
                                                        ------------------------------------    ---------------------------------
              Total Securities (2)                          1,322,852     22,958      6.94%         1,495,777     26,205   7.01%
            Loans held for sale (3)                            16,116        282      7.00%            25,892        398   6.15%
            Loans (1) (4)                                   2,625,129     54,504      8.26%         2,291,383     50,310   8.73%
            Other earning assets                               26,535        310      4.63%            22,993        294   5.07%
            Fees on mortgage loans held for sale (3)                -        122         -                  -        297      -
                                                        ------------------------------------    ---------------------------------
                Total Interest-Earning Assets             $ 3,990,632   $ 78,176      7.78%       $ 3,836,045   $ 77,504   8.04%
Noninterest-Earning Assets:
            Cash and due from banks                            92,499                                  86,354
            Other assets                                      146,756                                 157,648
            Allowance for loan and lease losses               (28,078)                                (25,262)
                                                        --------------                          --------------
                Total Assets                              $ 4,201,809                             $ 4,054,785
                                                        ==============                          ==============

            Liabilities and Stockholders' Equity
            Interest-Bearing Liabilities:
              Interest-bearing demand and savings deposits $  969,915    $ 7,344      3.00%         $ 883,594    $ 7,010   3.15%
              Time deposits                                 1,624,116     22,047      5.39%         1,578,956     23,209   5.83%
                                                        ------------------------------------    ---------------------------------
                Total interest-bearing deposits             2,594,031     29,391      4.50%         2,462,550     30,219   4.87%
              Short-term borrowings                           594,019      8,497      5.68%           592,641      8,672   5.81%
              Long-term borrowings                            301,779      4,344      5.71%           307,039      4,702   6.08%
                                                        ------------------------------------    ---------------------------------
              Total Interest-Bearing Liabilities          $ 3,489,829   $ 42,232      4.80%       $ 3,362,230   $ 43,593   5.14%
            Noninterest-Bearing Liabilities:
              Demand deposits                                 352,709                                 318,143
              Other liabilities                                56,216                                  53,388
                                                        --------------                          --------------
                Total Liabilities                         $ 3,898,754                             $ 3,733,761
            Stockholders' Equity                              303,055                                 321,024
                                                        --------------                          --------------
                Total Liabilities and
                Stockholders' Equity                      $ 4,201,809                             $ 4,054,785
                                                        ==============                          ==============

                Net Interest Income                                     $ 35,944                                $ 33,911
                                                                      ===========                             ===========

                Net Interest Spread                                                   2.98%                                2.89%
                                                                                 ===========                             ========

                Interest Rate Margin                                                  3.58%                                3.53%
                                                                                 ===========                             ========

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

As the table below indicates, the interest rate spread increased 3 basis points to 2.92% for the first nine months of 1999 when compared to the 2.89% during the same period in 1998. The net interest margin decreased 1 basis point to 3.53% for the first nine months of 1999 when compared to the 3.54% during the same period in 1998.

                                                             Nine Months Ended                    Nine Months Ended
                                                             September 30, 1999                   September 30, 1998
                                                --------------------------------------  ----------------------------------
                                                     Average                   Average      Average                Average
                                                     Balance      Interest      Rate        Balance      Interest    Rate
                                                --------------------------------------  ----------------------------------
Assets
Interest-Earning Assets:
   Taxable securities                              $ 1,022,405    $ 48,661      6.35%     $ 1,185,095    $ 60,221   6.78%
   Tax-exempt securities (1)                           341,102      19,845      7.76%         338,349      20,282   7.99%
                                                --------------------------------------  ----------------------------------
     Total Securities (2)                            1,363,507      68,506      6.70%       1,523,444      80,503   7.05%
   Loans held for sale (3)                              22,473       1,025      6.08%          27,470       1,334   6.47%
   Loans (1) (4)                                     2,555,331     159,282      8.33%       2,158,692     142,174   8.80%
   Other earning assets                                 22,402         712      4.25%          14,257         571   5.35%
   Fees on mortgage loans held for sale (3)                  -         499         -                -         759      -
                                                --------------------------------------  ----------------------------------
       Total Interest-Earning Assets               $ 3,963,713   $ 230,024      7.73%     $ 3,723,863    $225,341   8.07%
Noninterest-Earning Assets:
   Cash and due from banks                              98,418                                 91,290
   Other assets                                        156,460                                150,478
   Allowance for loan and lease losses                 (27,641)                               (23,469)
                                                ---------------                         --------------
       Total Assets                                $ 4,190,950                            $ 3,942,162
                                                ===============                         ==============

   Liabilities and Stockholders' Equity
   Interest-Bearing Liabilities:
     Interest-bearing demand and savings deposits    $ 960,279    $ 20,491      2.85%       $ 834,360    $ 19,354   3.10%
     Time deposits                                   1,602,623      65,570      5.47%       1,527,321      67,097   5.87%
                                                --------------------------------------  ----------------------------------
       Total interest-bearing deposits               2,562,902      86,061      4.49%       2,361,681      86,451   4.89%
     Short-term borrowings                             597,075      25,458      5.70%         637,758      27,780   5.82%
     Long-term borrowings                              305,751      13,062      5.71%         259,956      12,026   6.19%
                                                --------------------------------------  ----------------------------------
     Total Interest-Bearing Liabilities            $ 3,465,728   $ 124,581      4.81%     $ 3,259,395    $126,257   5.18%
   Noninterest-Bearing Liabilities:
     Demand deposits                                   357,221                                319,958
     Other liabilities                                  55,989                                 52,754
                                                ---------------                         --------------
       Total Liabilities                           $ 3,878,938                            $ 3,632,107
   Stockholders' Equity                                312,012                                310,055
                                                ---------------                         --------------
       Total Liabilities and
        Stockholders' Equity                       $ 4,190,950                            $ 3,942,162
                                                ===============                         ==============

        Net Interest Income                                      $ 105,443                               $ 99,084
                                                               ============                           ============

       Net Interest Spread                                                      2.92%                               2.89%
                                                                           ===========                            ========

       Interest Rate Margin                                                     3.53%                               3.54%
                                                                           ===========                            ========

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

The table below presents an analysis of the changes in net interest income for the third quarter of 1999 compared to the third quarter of 1998.

                                                                            For Three Months Ended
                                                                   September 30, 1999 / September 30, 1998
                                                                                (in thousands)
                                                         ------------------------------------------------------
                                                         Increase (Decrease)   Due to Change in      Total Net
                                                           Average Volume        Average Rate        Increase
                                                         ------------------------------------------------------
Interest Income:
     Taxable Securities                                       $(2,702)              $(310)            $(3,012)
     Tax-Exempt Securities (1)                                                        (26)               (235)
                                                                 (209)
                                                         ------------------------------------------------------
         Total Securities (2)                                  (3,004)               (243)             (3,247)
     Mortgage Loans Held for Sale                                (165)                 49                (116)
     Loans (1) (4)                                              7,040              (2,846)              4,194
     Other Earning Assets                                          18                  (2)                 16
     Fees on Mortgage Loans Held for Sale (3)                       -                (175)               (175)
                                                         ------------------------------------------------------
         Total Interest-Earning Assets                         $3,143             $(2,471)               $672
                                                         ------------------------------------------------------

Interest Expense:
     Interest-Bearing Demand & Savings Deposits                $1,067               $(733)               $334
     Time Deposits                                                627              (1,789)             (1,162)
                                                         ------------------------------------------------------
         Total Interest-Bearing Deposits                        1,563              (2,391)               (828)
     Short-Term Borrowings                                         20                (195)               (175)
     Long-Term Borrowings                                         (80)               (278)               (358)
                                                         ------------------------------------------------------
         Total Interest-Bearing Liabilities                    $1,614             $(2,975)            $(1,361)
                                                         ------------------------------------------------------

     Net Interest Margin / Net Interest Income (FTE)           $1,529                $504              $2,033
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

The increase in net interest income, when comparing the third quarter of 1999 to the third quarter of 1998, is mainly due to a favorable change in average volume. Average loans increased 14.6% while average investment securities decreased 11.6%. The net effect was a 4.0% increase in earning assets. This increase was largely offset by a 3.8% increase in average interest-bearing liabilities needed to fund the growth in earning assets.

There was also an increase in net interest income due to changes in average interest rates when comparing the third quarter of 1999 with the third quarter of 1998. While the yield on interest-earning assets decreased 26 basis points, this was more than offset by a 34 basis point decrease in average rate paid on interest-bearing liabilities. The decreased funding costs were attributable to lower interest rates on both deposits and borrowings. The decreases were contrary to recent overall market developments of rising rates, as the Federal Reserve announced two rate increases during the third quarter of 1999. However, since these increases are not yet fully reflected through re-pricing of the interest-earning assets and interest-bearing liabilities, AMCORE actually experienced the respective declines noted above. The fact that interest-earning assets are re-pricing faster than interest-bearing liabilities led to the net improvement in interest income attributable to changes in average interest rates.

The table below presents an analysis of the changes in net interest income for the first nine months of 1999 compared to the first nine months of 1998.

                                                                                       For Nine Months Ended
                                                                              September 30, 1999 / September 30, 1998
                                                                                          (in thousands)
                                                                --------------------------------------------------------------
                                                                Increase (Decrease)   Due to Change in         Total Net
                                                                  Average Volume        Average Rate       Increase (Decrease)
                                                                --------------------------------------------------------------
Interest Income:
     Taxable Securities                                             $(7,908)              $(3,652)             $(11,560)
     Tax-Exempt Securities (1)                                          164                  (601)                 (437)
                                                                --------------------------------------------------------------
         Total Securities (2)                                        (8,167)               (3,830)              (11,997)
     Mortgage Loans Held for Sale                                      (232)                  (77)                 (309)
     Loans (1) (4)                                                   25,036                (7,928)               17,108
     Other Earning Assets                                               234                   (93)                  141
     Fees on Mortgage Loans Held for Sale (3)                             -                  (260)                 (260)
                                                                --------------------------------------------------------------
         Total Interest-Earning Assets                              $14,300               $(9,617)               $4,683
                                                                --------------------------------------------------------------

Interest Expense:
     Interest-Bearing Demand & Savings Deposits                     $3,700                $(2,563)               $1,137
     Time Deposits                                                   3,089                 (4,616)               (1,527)
                                                                --------------------------------------------------------------
         Total Interest-Bearing Deposits                             7,057                 (7,447)                 (390)
     Short-Term Borrowings                                          (1,744)                  (578)               (2,322)
     Long-Term Borrowings                                            2,005                   (969)                1,036
                                                                --------------------------------------------------------------
         Total Interest-Bearing Liabilities                         $7,689                $(9,365)              $(1,676)
                                                                --------------------------------------------------------------

     Net Interest Margin / Net Interest Income (FTE)                $6,611                  $(252)               $6,359
                                                                ==============================================================

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

The increase in net interest income, when comparing the first nine months of 1999 to the first nine months of 1998, is due to a favorable change in average volume. Average loans increased 18.4% while average investment securities decreased 10.5%. The net effect was a 6.4% increase in earning assets. This increase was largely offset by a 6.3% increase in average interest-bearing liabilities needed to fund the growth in earning assets.

The volume increase was partially offset by a decrease in net interest income due to changes in average interest rates. The yield on interest-earning assets decreased 34 basis points while the average rate on interest-bearing liabilities decreased 37 basis points. Both decreases are the result of overall market conditions and, until the recent interest rate increases announced by the Federal Reserve, a period of declining interest rates when comparing the first nine months of 1999 with the first nine months of 1998.


Provision for Loan and Lease Losses

Management determines an appropriate provision for loan and lease losses based upon its regular evaluation of individual loans and groups of loans, historical loss experience, and the size and nature of the loan portfolios. Other factors include the current economic and industry environment, concentration characteristics of the loan portfolio and the composition and underlying collateral of problem loans.

The provision for loan and lease losses was $2.6 million during the third quarter of 1999, an increase of $387,000 or 17.4% from the same period in 1998. The increase in provision relates to a growth in total loans and a higher level of charge-offs.

Annualized net charge-offs to average loans were 0.28% in the third quarter of 1999 versus 0.15% in 1998.

The provision for loan and lease losses for the first nine months of 1999 was $7.0 million, an increase of $1.0 million or 16.2% from the same period in 1998. The increase in provision relates to a growth in total loans and a higher level of charge-offs.

The allowance for loan and lease losses as a percent of total loans was 1.06%, 1.11% and 1.08% at September 30, 1999 and 1998 and December 31, 1998,
respectively.


Non-Interest Income

Total non-interest income was $14.7 million in the third quarter of 1999, an increase of $139,000 or 1.0% from the same period in 1998. On a year-to-date basis, the increase in non-interest income is $2.1 million or 5.2%.

Trust and asset management income increased 19.4% or $1.2 million to total $7.5 million for the third quarter of 1999 versus the same period in 1998. The increase is primarily attributable to strong sales efforts and favorable investment performance. Total managed assets, which includes fee-based accounts and Vintage Fund balances, totaled $4.2 billion as of September 30, 1999.

Service charges on deposits increased $159,000 or 6.5% from the third quarter of 1998 to $2.6 million for the third quarter of 1999.

Mortgage revenues declined $762,000 or 29.8% from the third quarter of 1998 to $1.8 million for the third quarter of 1999. The decrease relates mainly to a decline in originations to $58.3 million compared to the $105.7 million in the third quarter of 1998.

Other income increased $443,000 or 16.2% from the third quarter of 1998 to $3.2 million. During the third quarter of 1999, a non-recurring gain of $750,000 was recorded to reflect cash consideration received as a result of the merger and reorganization of an ATM service provider in which AMCORE has an equity interest. This was partially offset by a $217,000 decline in insurance revenues, quarter-to-quarter. This decline was the result of the previously noted sale of the insurance agency business in the third quarter of 1999.

Net security losses from the available for sale portfolio totaled $341,000 in the third quarter of 1999 compared to a net security gain of $577,000 in the third quarter of 1998.


Operating Expenses

Operating expense totaled $29.8 million during the third quarter of 1999, an increase of $815,000 or 2.8% from the same period in 1998. Year-to-date operating expenses increased $6.8 million or 7.7%. The second quarter of 1999 and the first quarter of 1998 included the previously mentioned $6.1 million pre-tax Restructuring Charge and $4.5 million pre-tax Merger Charge, respectively. Excluding these charges, operating expenses increased $5.2 million or 6.2%. This increase is primarily related to increased compensation, equipment and data processing expenses.

The efficiency ratio for the third quarter of 1999 was 58.7% compared to 59.8% for the third quarter of 1998. The improvement was the result of core operating expenses increasing 2.8% while revenues increased 4.5%. On a year-to-date basis, excluding the Restructuring Charge in the second quarter of 1999 and the Merger Charge in the first quarter of 1998, the efficiency ratio was essentially flat at 59.9% compared to 60.0%.

Compensation expense increased $265,000 or 2.0% when comparing the third quarter of 1999 with the same period in 1998. The net increase relates primarily to annual merit increases. Increased compensation expenses associated with the expansion of the trust and asset management segment, including the formation of the Private Client Group and the WCV acquisition previously mentioned, were offset by staff reductions resulting from the company restructuring and the sale of the insurance agency business.

Equipment expense was $2.3 million in the third quarter of 1999 and represents an increase of $280,000 or 13.8% from the same period in 1998. Data processing expense increased $722,000 when comparing the third quarter of 1999 with the same period in 1998. These increases primarily relate to the upgrade of AMCORE's internal LAN-based reporting systems, outsourcing the core mainframe system to ALLTEL including post-conversion programming and Year 2000 expenditures previously mentioned.


Income Taxes

Income tax expense for the third quarter of 1999 increased $630,000 from the third quarter of 1998 to $4.5 million. The third quarter 1999 effective tax rate of 28.6% compares to a 26.2% effective tax rate for the same period in 1998. Both the increases in income tax expense and in the effective tax rate are largely the result of higher earnings before taxes.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company's December 31, 1998 Form 10K. There have been no material changes in the assumptions used or any material adverse change in the results obtained regarding market risk.


BALANCE SHEET REVIEW

Total assets were $4.3 billion at September 30, 1999, an increase of $166.3 million or 4.0% from December 31, 1998. Total earning assets increased $188.6 million from December 31, 1998. A $134.4 million increase in borrowings and a $45.2 million increase in deposits primarily funded this increase. The increase in borrowings, primarily short-term, were necessary as the growth in loans outpaced the funding provided by deposits.


ASSET QUALITY REVIEW

Allowance for Loan and Lease Losses

The allowance for loan and lease losses was $28.4 million at September 30,1999, an increase of $2.0 million from December 31, 1998. The allowance represented 1.06% of total loans and 136.6% of non-performing loans at September 30, 1999. The comparable ratios were 1.08% and 145.2% at December 31, 1998.

Net charge-offs were $1.8 million during the third quarter of 1999 versus $879,000 for the same quarter of 1998, an increase of $935,000 primarily related to retail loans. For the nine months ended September 30, 1999 and 1998, net charge-offs were $5.0 million and $2.1 million, respectively. The nine-month period ended September 30, 1999 includes the partial charge-off of an agricultural credit in the amount of $1.2 recorded in the second quarter. The remaining balance of the agricultural credit is classified as non-performing.

An analysis of the allowance for loan and lease losses as of September 30, 1999 and 1998 is presented below:

                                                      For the Three Months         For the Nine Months
                                                       Ended September 30           Ended September 30
                                                      -------------------------------------------------
                                                        1999       1998              1999        1998
                                                      =================================================
Balance at beginning of period                        $27,636     $24,588          $26,403     $19,908

Charge-Offs:
     Commercial loans & leases                            612         633            2,318         966
     Real estate loans                                    322          64              605         262
     Installment loans                                  1,161         430            2,958       1,626
     Credit card loans                                     93          89              305         329
                                                      -------------------------------------------------
                                                        2,188       1,216            6,186       3,183

Recoveries:
     Commercial loans & leases                             76         154              314         478
     Real estate loans                                      2          10               50          37
     Installment loans                                    280         133              811         456
     Credit card loans                                     16          40               53          80
                                                      -------------------------------------------------
                                                          374         337            1,228       1,051

Net Charge-Offs                                         1,814         879            4,958       2,132

Provision charged to expense                            2,613       2,226            6,990       6,013

Allowance for loan and lease losses acquired
through merger                                              -           -                -       2,146

                                                      -------------------------------------------------
Balance at end of period                              $28,435     $25,935          $28,435     $25,935
                                                      =================================================

Ratio of net charge-offs during the period to
average loans outstanding during the period (1)
                                                         0.28%       0.15%            0.26%       0.13%
                                                      =================================================

(1) On an annualized basis

Non-Performing Assets

Non-performing assets increased $2.4 million or 11.6% from December 31, 1998 to $22.9 million at September 30, 1999 primarily due to the addition of one commercial real estate credit. Non-performing assets as of September 30, 1999 and December 31, 1998 are presented below.

                                                 September 30,   December 31,
                                                     1999            1998
                                                 -------------   ------------
Impaired Loans:
  Non-accrual loans and leases
      Commercial..................................  $14,598         $11,139
      Real Estate.................................      859           1,963

Other non-performing
      Non-accrual loans(1)........................    5,366           5,077
                                                   --------------------------
     Total non-performing loans and leases........  $20,823         $18,179

Foreclosed real estate............................    2,063           2,321
                                                   ==========================
     Total non-performing assets..................  $22,886         $20,500
                                                   ==========================

Loans 90 days or more past due and still accruing.  $10,008          $7,272

(1) These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

Capital Management

Total stockholders' equity was $305.7 million at September 30, 1999, a decrease of $10.4 million from December 31, 1998. The book value per share of AMCORE common stock was $10.79 at September 30, 1999. AMCORE paid a dividend of $.14 per share during the third quarter of 1999.

On October 21, 1998, AMCORE announced a stock repurchase program for up to five percent of its common stock or 1.5 million shares. The repurchased shares will become treasury shares and will be used for general corporate purposes, including the issuance of shares in connection with AMCORE's stock option and other employee benefit plans. Through September 30, 1999, 1.2 million shares have been purchased at an average price of $23.32 per share.

AMCORE's bank subsidiaries are considered "well capitalized" based on regulatory guidelines. AMCORE's leverage ratio was 8.24% at September 30, 1999. AMCORE's ratio of Tier I capital at 11.81% and total risk based capital of 12.79% significantly exceed the regulatory minimums as indicated in the table below.

                                September 30, 1999      September 30, 1998
                                ------------------      ------------------

                                 Amount      Ratio       Amount      Ratio
                               ============================================

Tier 1 Capital                 $  344,746    11.81%   $  339,704     12.98%
Tier 1 Capital Minimum            116,724     4.00%      104,654      4.00%
                               --------------------------------------------
Amount in Excess of Minimum    $  228,022     7.81%   $  235,050      8.98%
                               --------------------------------------------
Total Capital                  $  373,180    12.79%   $  365,639     13.98%
Total Capital Minimum             233,448     8.00%      209,308      8.00%
                               --------------------------------------------
Amount in Excess of Minimum      $139,732     4.79%   $  156,331      5.98%
                               --------------------------------------------

Risk Adjusted Assets           $2,918,104             $2,616,344
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

             27  Financial Data Schedule

             99  Additional exhibits - Press release dated October 20, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 AMCORE Financial, Inc.

                                 (Registrant)



Date: November 15, 1999




                                 /s/ John R. Hecht
                                 ----------------------------------------------
                                 John R. Hecht
                                 Executive Vice President and Chief Financial
                                 Officer
                                 (Duly authorized officer of the registrant and principal financial officer)