Form 10-K
period 1999-12-31
AMCORE FINANCIAL INC
filed 2000-03-24
CIK 714756

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

                  For the fiscal year ended December 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 15, 2000, 27,098,080 shares of common stock were outstanding and the aggregate market value of the shares based upon the average of the bid and asked price held by non-affiliates was approximately $456,740,000.
                      ------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the 2000 Notice of Annual Meeting and Proxy Statement are incorporated by reference into Part III of the Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             AMCORE FINANCIAL, INC.

                          FORM 10-K TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I
Item 1    Business....................................................      3
Item 2    Properties..................................................      9
Item 3    Legal Proceedings...........................................      9
Item 4    Submission of Matters to a Vote of Security Holders.........      9

PART II
Item 5    Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................     10
Item 6    Selected Financial Data.....................................     10
Item 7    Management's Discussion and Analysis of the Results of
          Operations and Financial Condition..........................     11
Item 7A   Quantitative and Qualitative Disclosures About Market
          Risk........................................................     26
Item 8    Financial Statements and Supplementary Data.................     35
Item 9    Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     71

PART III
Item 10   Directors and Executive Officers of the Registrant..........     71
Item 11   Executive Compensation......................................     71
Item 12   Security Ownership of Certain Beneficial Owners and
          Management..................................................     71
Item 13   Certain Relationships and Related Transactions..............     71

PART IV
Item 14   Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     71

SIGNATURES............................................................     74

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     AMCORE Financial, Inc. (AMCORE) is a registered bank holding company incorporated under the laws of the State of Nevada in 1982. The corporate headquarters are located at 501 Seventh Street in Rockford, Illinois. The operations are divided into three business segments: Banking, Trust and Asset Management, and Mortgage Banking. AMCORE owns directly or indirectly all of the outstanding common stock of each of its subsidiaries. AMCORE provides the subsidiaries with advice and counsel on policies and operating matters among other things.

BANKING SEGMENT

     AMCORE directly owns AMCORE Bank, N.A. (BANK), a nationally chartered bank. During 1999, AMCORE combined its nine bank and thrift charters into one bank charter to improve efficiency, enhance responsiveness to local markets, and increase shareholder value. AMCORE also directly owns AMCORE Consumer Finance Company, Inc. (FINANCE), a consumer finance company. The BANK conducts business at 40 locations throughout northern Illinois, excluding Cook county and the far northwestern counties. The primary service region includes the Illinois cities of Rockford, Elgin, Woodstock, McHenry, Carpentersville, Crystal Lake, Huntley, Sterling, Dixon, Princeton, Aledo, Rochelle, Ashton, South Beloit, Gridley, Mt. Morris, Mendota, Peru and the surrounding communities. The BANK conducts business at 25 locations throughout south-central Wisconsin. The primary service region includes the Wisconsin cities of Madison, Monroe, Clinton, Argyle, Baraboo, Mt. Horeb, Montello and the surrounding communities.

     Through its banking locations, AMCORE provides various personal banking, commercial banking and related financial services. AMCORE also conducts banking business through ten supermarket branches, which gives the customer convenient access to bank services seven days a week.

     Personal Banking -- Personal banking services to individuals include demand, savings and time deposit accounts. Loan services include installment loans, mortgage loans, overdraft protection, personal credit lines and credit card programs. AMCORE Vintage Funds, a proprietary family of mutual funds, are also marketed through each banking location. The Private Client Group offering private banking services also markets Vintage Funds and meets other special needs of high net worth individuals. Automated teller machines located throughout AMCORE's market area make banking transactions available to customers when the bank facilities and hours are not convenient.

     Commercial Banking -- A wide range of financial services are provided to commercial and governmental organizations. These services include, among others, lending, deposits, letters of credit and cash management services.

     Other Financial Services -- The BANK provides various services to consumers, commercial customers and correspondent banks. Services available include safe deposit box rental, securities safekeeping, foreign currency exchange, lock box and other services.

     The BANK also offers four electronic banking services to commercial and retail customers. AMCORE Data Bank facilitates access to commercial customers' accounts via personal computers. It also permits the transfer of funds between accounts and the initiation of wire transfers and ACH activity to accounts at other financial institutions. AMCORE Direct is a point-of-sale system for credit card and debit transactions. The AMCORE TeleBank service gives retail customers the opportunity to use their telephone 24 hours a day to get balance and other information on their checking and savings accounts, certificates of deposit, or mortgage loans, all from a completely automated system. AMCORE Online! provides retail customers with online capability to access deposit and loan account balances, transfer funds between accounts, make loan payments, and pay bills.

TRUST AND ASSET MANAGEMENT SEGMENT

     AMCORE Investment Group, N.A. (AIG) was converted from a trust company charter to a nationally chartered non-depository bank in 1996 and owns AMCORE Investment Services, Inc. (AIS), Investors Management Group-Rockford (IMGR) previously known as AMCORE Capital Management, Inc., Investors Management Group-Des Moines (IMG), and AMCORE Capital Value, Inc. (ACV). AIG provides trust services, employee benefit plan and estate administration and various other services to corporations and individuals.

     AIS, a wholly-owned subsidiary of AIG, was incorporated under the laws of the State of Illinois in October 1990 and in July 1991 became a member of the National Association of Security Dealers (NASD). AIS is a full-service brokerage company that offers a full range of investment alternatives including annuities, mutual funds, stocks, bonds and AMCORE's Vintage Mutual Fund family. AIS customers can get real time stock market quotes, investment account information, and place trades for market hours execution 24 hours a day, 7 days a week through AMCORETrade.com.

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

     ACV became part of AIG through the March 31, 1999, acquisition of Wellmark Capital Value, Inc. (WCV) of Des Moines, Iowa. ACV provides complete record-keeping and other administrative services to 401(k) and other tax-qualified retirement plans. This enables AMCORE to bring plan administration services in-house where it can enhance its record-keeping ability and strengthen the relationship with plan sponsors.

MORTGAGE SEGMENT

     AMCORE Mortgage, Inc. (AMI), a wholly-owned subsidiary of the BANK, was incorporated under the laws of the State of Nevada in 1987. AMI provides the BANK with a variety of mortgage lending products to meet its customer needs. All fixed rate long-term loans originated by AMI are sold in the secondary market. AMI also originates adjustable rate and balloon loans for sale to the BANK and other investors. AMI continues to service most of the loans that are sold.

INACTIVE

     AMCORE Financial Life Insurance Company (AFLIC), a wholly-owned subsidiary, was incorporated under the laws of the State of Arizona in 1984. Prior to 1998, through AFLIC, AMCORE engaged in reinsuring credit life and accident and health insurance in conjunction with the lending activities of the affiliate banks. In January 1998, AFLIC ceded most of its re-insurance risk to an unaffiliated company. Since January 1998, all new credit life and accidental and health insurance has been written directly with unaffiliated companies. As such, AFLIC is currently an inactive subsidiary of AMCORE.

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

     See Note 16 of the Notes to Consolidated Financial Statements included under Item 8 of this document for further information on AMCORE's segment financial information.

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

EMPLOYMENT

     AMCORE had 1,406 full-time equivalent employees as of March 1, 2000. AMCORE provides a variety of benefit plans to its employees including health, dental, group term life and disability insurance, childcare reimbursement, retirement, profit sharing, 401(k) and flexible spending accounts, stock option, stock purchase and dividend reinvestment plans. AMCORE believes that its relationship with its employees is good.

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

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default.

     The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized,"
"undercapitalized," "significantly undercapitalized" or "critically undercapitalized" as such terms are defined under regulations issued by each of the federal banking agencies.

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

     On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act (GLB Act), which among other things, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Regulatory authorities have issued or will issue regulations implementing the GLB Act.

     We do not believe that the GLB Act will have a material effect upon our operations in the near term. However, to the extent the GLB Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

     The foregoing references to applicable statutes and regulations are brief summaries thereof and do not purport to be complete and are qualified in their entirety to be referenced to such statutes and regulations.

     AMCORE is supervised and examined by the FRB. The BANK, AMI and AIG are supervised and regularly examined by the Office of the Comptroller of the Currency (OCC) and are subject to examination by the FRB. In addition, the BANK is subject to periodic examination by the Federal Deposit Insurance Corporation
(FDIC).

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

SUBSIDIARY DIVIDENDS AND CAPITAL

     Legal limitations exist as to the extent to which the BANK can lend or pay dividends to AMCORE. The payment of dividends by a national bank without prior regulatory approval is limited to the current year's net income plus the adjusted retained net income for the two preceding years. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the FRB and regulations issued by the FDIC and the OCC (collectively "Agencies"). As of December 31, 1999, approximately $40.3 million was available for payment to AMCORE in the form of dividends without prior regulatory approval. The BANK is also limited as to the amount it may lend to AMCORE. At December 31, 1999, the maximum amount available to AMCORE in the form of loans approximated $15.1 million.

     In 1990, the FRB established risk-based capital guidelines for bank holding companies. These capital rules require minimum capital levels as a percent of risk-weighted assets. Banking organizations must have minimum capital ratios of 4% and 8% for Tier 1 capital and total capital, respectively. The FRB also established leverage capital requirements intended primarily to establish minimum capital requirements for those banking organizations that have historically invested a significant portion of their funds in low risk assets. Federally supervised banks are required to maintain a minimum leverage ratio of not less than 4%. Refer to the Capital section of Item 7 for a summary of AMCORE's capital ratios as of December 31, 1999 and 1998.

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

     Interest rate sensitivity has a major impact on the earnings of bank affiliates. As market rates change, yields earned on assets may not necessarily move to the same degree as rates paid on liabilities. For this reason, AMCORE attempts to minimize earnings volatility related to fluctuations in interest rates through the use of a formal asset/liability management program and certain off-balance sheet derivative activities. See Item 7A for additional discussion of interest rate sensitivity and related derivative activities.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table contains certain information about the executive officers of AMCORE. There are no family relationships between any director or executive officer of AMCORE.

NAME                                              AGE   PRINCIPAL OCCUPATION WITHIN THE LAST FIVE YEARS
----                                              ---   -----------------------------------------------
Robert J. Meuleman..............................  60    President and Chief Executive Officer of AMCORE
                                                        since January 1996. Previously Executive Vice
                                                        President and Chief Operating
                                                        Officer -- Banking Subsidiaries of AMCORE until
                                                        December 1995.
Kenneth E. Edge.................................  54    Executive Vice President and Chief Operating
                                                        Officer of AMCORE since April 1997. Chairman of
                                                        the Board and Chief Executive Officer of the
                                                        BANK since October 1999. Previously Group Vice
                                                        President, Banking Subsidiaries from June 1995
                                                        to April 1997 and Executive Vice President of
                                                        AMCORE Bank N.A., Rockford until June 1995.
John R. Hecht...................................  41    Executive Vice President and Chief Financial
                                                        Officer of AMCORE since December 1997.
                                                        Previously Senior Vice President and Chief
                                                        Financial Officer of AMCORE until December
                                                        1997.
James S. Waddell................................  54    Executive Vice President, Chief Administrative
                                                        Officer and Corporate Secretary of AMCORE.

NAME                                              AGE   PRINCIPAL OCCUPATION WITHIN THE LAST FIVE YEARS
----                                              ---   -----------------------------------------------
Patricia M. Bonavia.............................  49    Executive Vice President and Chief Operating
                                                        Officer for AMCORE Investment Group, N.A. since
                                                        March, 2000. President of AMCORE Investment
                                                        Services, Inc. since February, 1998. Director
                                                        of Investors Management Group, Ltd., since
                                                        February, 1998. Vice President and Product
                                                        Manager of AMCORE Investors Management Group,
                                                        LTD. until February, 1998.
Charles E. Gagnier..............................  65    Executive Vice President, Bank Mergers and
                                                        Acquisitions of AMCORE. Previously Chairman of
                                                        the Board of Directors of AMCORE Bank N.A.,
                                                        Rockford from January 1997 to October 1999, and
                                                        President and Chief Executive Officer of AMCORE
                                                        Bank N.A., Rockford until December 1996.
James M. Hansberry..............................  37    Vice President and Retail Product Manager of
                                                        the BANK since July, 1999. Vice President and
                                                        Project Manager of the BANK from February, 1999
                                                        to December, 1999. Vice President of Affiliate
                                                        Banking of the BANK from November, 1997 to
                                                        February, 1999. Vice President and Branch
                                                        Administrator until November, 1997.
William T. Hippensteel..........................  43    Senior Vice President and Corporate Marketing
                                                        Director of AMCORE.
Lewis R. Jones..................................  55    Senior Vice President, AMCORE since May 1997.
                                                        Previously Vice President and Manager of Bank
                                                        Investments until May 1997.
Bruce W. Lammers................................  44    Executive Vice President and Commercial Product
                                                        Manager of the BANK since March, 1999.
                                                        Executive Vice President -- Commercial Services
                                                        Division of the BANK from October, 1997 to
                                                        March, 1999. Senior Vice
                                                        President -- Commercial Lending of the BANK
                                                        until October, 1997.
Joseph McGougan.................................  39    President and Chief Executive Officer of AMCORE
                                                        Mortgage, Inc.
David W. Miles..................................  42    President and Chief Executive Officer of AMCORE
                                                        Investment Group, N.A. and Executive Vice
                                                        President of AMCORE since March, 2000. Director
                                                        of Vintage Mutual Funds, Inc since May, 1999.
                                                        Chief Operating Officer of Investors Management
                                                        Group, Ltd from February, 1998 to March, 2000.
                                                        President of Investors Management Group, Inc.
                                                        until February, 1998.
Gregory R. Sprawka..............................  49    Senior Vice President of Operations and
                                                        Technology of the BANK since April 1999.
                                                        Previously Vice President and Controller of
                                                        AMCORE and AMCORE Bank N.A., Rockford from
                                                        December 1996 to April 1999. Executive Vice
                                                        President and Chief Financial Officer of
                                                        Victoria BankShares, Inc. until September,
                                                        1996.

NAME                                              AGE   PRINCIPAL OCCUPATION WITHIN THE LAST FIVE YEARS
----                                              ---   -----------------------------------------------
James F. Warsaw.................................  49    President of the BANK since October 1999.
                                                        President and Chief Executive Officer of AMCORE
                                                        Bank N.A., Rockford from January 1997 to
                                                        October 1999. Previously Executive Vice
                                                        President and Chief Operating Officer of AMCORE
                                                        Bank N.A., Rockford from June 1995 to December
                                                        1996, and Executive Vice President and Senior
                                                        Credit Officer of AMCORE Bank N.A., Rockford
                                                        until May 1995.

ITEM 2.  PROPERTIES

     On December 31, 1999, AMCORE had 74 locations, of which 51 were owned and 23 were leased. The Banking segment had 71 locations, of which 51 were owned and 20 were leased. The Trust and Asset Management segment had two leased facilities and the Mortgage segment had one leased facility. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See Item 1 and Note 6 of the Notes to Consolidated Financial Statements included under Item 8 of this document for further information on properties.

ITEM 3.  LEGAL PROCEEDINGS

     Management believes that no litigation is threatened or pending in which AMCORE faces potential loss or exposure which will materially affect AMCORE's financial position or results of operations, other than noted below. Since AMCORE's subsidiaries act as depositories of funds, trustee and escrow agents, they are named as defendants in lawsuits involving claims to the ownership of funds in particular accounts. This and other litigation is incidental to AMCORE's business.

     On August 26, 1999, Willie Parker and five other plaintiffs filed a civil action in the Circuit Court of Humphreys County, Mississippi against AMCORE Consumer Finance Company, Inc., a subsidiary of AMCORE, and other defendants containing twelve separate counts related to the sale and financing of residential satellite dish systems. Though the actual purchase price for each of these systems involves a principal amount of less than $3,000, the complaint prays for economic loss and compensatory damages in the amount of $5 million for each plaintiff and punitive damages in the amount of $100 million for each plaintiff. AMCORE has denied the plaintiffs' allegations and has removed the case to the United States District Court for the Northern District of Mississippi. The proceedings are currently stayed pending resolution of the plaintiffs' motion to remand the case to the state court. Although at this early date the ultimate disposition of the case cannot be predicted with certainty, based on information currently available, AMCORE believes that the plaintiffs' damage claims are disproportionate and that the final outcome of the case will not have a materially adverse effect on AMCORE's consolidated financial condition, though it could have a materially adverse affect on AMCORE's consolidated results of operations in a given year. AMCORE has not recorded an accrual for payment of the damages in this case because, in management's opinion, an unfavorable outcome in this litigation is not probable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     See Item 6 and 8 of this document for information on stock price ranges and dividends. The principal market for the quotations of stock prices is the NASDAQ National Market System. There are approximately 8,500 holders of record of AMCORE's common stock as of March 1, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

                FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

                                                            1999         1998         1997         1996         1995
                                                         ----------   ----------   ----------   ----------   ----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE YEAR:
Interest income........................................  $  300,322   $  290,861   $  259,959   $  233,679   $  202,268
Interest expense.......................................     168,883      168,127      148,960      128,902      104,017
                                                         ----------   ----------   ----------   ----------   ----------
Net interest income....................................     131,439      122,734      110,999      104,777       98,251
Provision for loan and lease losses....................      10,550        7,993        7,045        5,428        3,165
Non-interest income....................................      57,976       58,748       48,601       43,428       36,874
Operating expense......................................     123,610      119,594      114,973       98,740      101,730
                                                         ----------   ----------   ----------   ----------   ----------
Income before income taxes.............................      55,255       53,895       37,582       44,037       30,230
Income taxes...........................................      15,106       14,314        8,918       12,161        7,205
                                                         ----------   ----------   ----------   ----------   ----------
Net income.............................................  $   40,149   $   39,581   $   28,664   $   31,876   $   23,025
                                                         ==========   ==========   ==========   ==========   ==========
Return on average assets (1)(2)(3)(4)..................        0.95%        0.99%        0.81%        1.00%        0.85%
Return on average equity (1)(2)(3)(4)..................       12.96        12.64        10.66        13.14        10.27
Net interest margin....................................        3.55         3.53         3.61         3.81         4.12
                                                         ----------   ----------   ----------   ----------   ----------
AVERAGE BALANCE SHEET:
Total assets...........................................  $4,216,662   $3,983,600   $3,520,229   $3,181,646   $2,715,520
Loans and leases, net of unearned income...............   2,593,770    2,218,972    1,867,355    1,711,850    1,557,375
Earning assets.........................................   3,969,851    3,768,197    3,325,778    2,967,054    2,501,973
Deposits...............................................   2,953,023    2,730,173    2,399,423    2,274,191    2,182,327
Long-term borrowings...................................     300,490      278,603      132,533      159,504       34,367
Stockholders' equity...................................     309,723      313,056      268,996      242,657      224,219
                                                         ----------   ----------   ----------   ----------   ----------
ENDING BALANCE SHEET:
Total assets...........................................  $4,347,621   $4,147,833   $3,667,690   $3,331,995   $2,903,282
Loans and leases, net of unearned income...............   2,746,613    2,451,518    1,962,674    1,807,121    1,620,365
Earning assets.........................................   4,008,000    3,864,852    3,452,398    3,114,450    2,635,111
Deposits...............................................   3,016,408    2,947,724    2,527,043    2,351,490    2,208,838
Long-term borrowings...................................     285,270      330,361      159,125      131,612      115,752
Stockholders' equity...................................     293,728      316,083      287,476      257,420      242,096
                                                         ----------   ----------   ----------   ----------   ----------
FINANCIAL CONDITION ANALYSIS:
Allowance for loan losses to year-end loans............        1.03%        1.08%        1.01%        1.07%        1.06%
Allowance to non-performing loans......................      154.06       145.24       100.20       156.84       123.06
Net charge-offs to average loans.......................        0.33         0.16         0.34         0.19         0.21
Non-performing loans to net loans......................        0.67         0.74         1.01         0.68         0.86
Average long-term borrowings to average equity.........       97.02        88.99        49.27        65.73        15.33
Average equity to average assets.......................        7.35         7.86         7.64         7.63         8.26
                                                         ----------   ----------   ----------   ----------   ----------
STOCKHOLDERS' DATA:
Basic earnings per share...............................  $     1.42   $     1.39   $     1.07   $     1.20   $     0.87
Diluted earnings per share.............................        1.40         1.36         1.05         1.18         0.86
Book value per share...................................       10.51        10.96        10.68         9.64         9.10
Dividends per share....................................        0.56         0.54         0.45         0.38         0.33
Dividend payout ratio..................................       39.49%       38.85%       42.06%       31.67%       37.93%
Average common shares outstanding......................      28,304       28,515       26,862       26,649       26,504
Average diluted shares outstanding.....................      28,730       29,098       27,405       26,970       26,858
                                                         ==========   ==========   ==========   ==========   ==========

---------------

(1) The 1999 ratios excluding the impact of the $3.3 million, or $ .11 per share, after-tax restructuring charges: return on average assets 1.03%; return on average equity 14.02%

(2) The 1998 ratios excluding the impact of the $3.3 million, or $.11 per share, after-tax merger related charges: return on average assets 1.08%; return on average equity 13.70%

(3) The 1997 ratios excluding the impact of the $6.4 million, or $.23 per share, after-tax merger related and information systems charges: return on average assets 1.00%; return on average equity 13.05%

(4) The 1995 ratios excluding the impact of the $3.5 million, or $.13 per share, after-tax impairment and merger-related charges: return on average assets 0.98%; return on average equity 11.81%

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATION AND FINANCIAL CONDITION

     The following discussion highlights the significant factors affecting the results of operations and financial condition of AMCORE for the three years ended December 31, 1999. The discussion should be read in conjunction with the consolidated financial statements, accompanying notes, and selected financial data appearing elsewhere within this report.

     This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of AMCORE. Statements that are not historical facts, including statements about beliefs and expectations, are forward-looking statements. These statements are based upon beliefs and assumptions of AMCORE'S management and on information currently available to such management. The use of the words "believe", "expect", "anticipate", "plan", "estimate", "may", "will" or similar expressions are forward looking statements. Forward-looking statements speak only as of the date they are made, and AMCORE undertakes no obligation to update publicly any of them in light of new information or future events.

     Contemplated, projected, forecasted or estimated results in such forward-looking statements involve certain inherent risks and uncertainties. A number of factors -- many of which are beyond the ability of the company to control or predict -- could cause actual results to differ materially from those in its forward-looking statements. These factors include, among others, the following possibilities: (I) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new and existing competitors; (II) adverse state and federal legislation and regulation; (III) failure to obtain new customers and retain existing customers; (IV) inability to carry out marketing and/or expansion plans; (V) loss of key executives or personnel; (VI) changes in interest rates including the effect of prepayment; (VII) general economic and business conditions which are less favorable than expected; (VIII) equity and fixed income market fluctuations; (IX) unanticipated changes in industry trends;
(X) unanticipated changes in credit quality and risk factors; (XI) success in gaining regulatory approvals when required; (XII) changes in Federal Reserve Board monetary policies; (XIII) inability to fully realize cost savings from the new organizational structure within the expected time frame or additional or unexpected costs are incurred; (XIV) unexpected outcomes on existing or new litigation in which AMCORE, its subsidiaries, officers, directors or employees are named defendants; (XV) higher than expected costs or other difficulties associated with Year 2000 compliance solutions; (XVI) technological changes;
(XVII) changes in Generally Accepted Accounting Principles: and (XVIII) inability of third-party vendors to perform critical services to the company.

                             OVERVIEW OF OPERATIONS

     AMCORE (or the "Company") reported net income of $40.1 million for the year ended December 31, 1999. This compares to $39.6 million and $28.7 million reported for the years ended 1998 and 1997, respectively. Net income from operations, which excludes $3.3 million of after-tax restructuring-related charges (the "Restructuring Charge") in 1999, $3.3 million of after-tax merger-related charges (the "Merger Charge") in 1998 and $6.4 million of after-tax charges related to bank mergers and the outsourcing of core bank data processing (the "Merger and Information Systems Charges") in 1997, was $43.4 million, $42.9 million and $35.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. This represents an increase of $522,000 or 1.2% in net income from operations, when comparing 1999 and 1998, and an increase of $7.8 million or 22.2% when comparing 1998 and 1997. The primary factors contributing to the improved operating earnings performance when comparing 1999 and 1998 included increases in net interest income resulting from average earning asset growth of 6.1% and non-interest income growth mainly from trust and asset management income.

     Diluted earnings per share for 1999 were $1.40 compared to $1.36 in 1998 and $1.05 in 1997. Excluding the above mentioned charges of $0.11 per share in 1999, $0.11 per share in 1998 and $0.23 per share in 1997, diluted earnings per share from operations were $1.51, $1.47 and $1.28 in 1999, 1998 and 1997, respectively.

This represents an increase of $0.04 per share or 2.7%, when comparing 1999 and 1998, and $0.19 per share or 14.8% in diluted earnings per share from operations, when comparing 1998 and 1997.

     This level of net income resulted in a return on average equity for 1999 of 12.96% versus 12.64% in 1998 and 10.66% in 1997. AMCORE's return on average assets for 1999 was 0.95% compared to 0.99% in 1998 and 0.81% in 1997. If the above mentioned charges are excluded, the return on average equity and return on average assets would be 14.02% and 1.03% in 1999, 13.70% and 1.08% in 1998 and 13.05% and 1.00% in 1997.

     Both AMCORE and the BANK continue to exceed the minimum capital requirements established by regulators for banks and bank holding companies. In addition, the BANK continues to be "well capitalized" as defined by regulatory guidelines. See Note 17 of the Notes to Consolidated Financial Statements.

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

     On November 24, 1999, AMCORE announced a stock repurchase program for up to five percent of its common stock or 1.41 million shares. The repurchased shares will become treasury shares and will be used for general corporate purposes, including the issuance of shares in connection with AMCORE's stock option and other employee benefit plans. Through March 15, 2000, 952,241 shares have been repurchased at an average price of $21.01.

     During 1999, AMCORE introduced two new E-commerce products, available to customers with internet access: AMCORE Online! and AMCORETrade.com. AMCORE Online! provides retail customers with on line capability to access deposit and loan account balances, transfer funds between accounts, make loan payments, and pay bills. With AMCORETrade.com customers can get real time stock market quotes, investment account information and place trades for market hours execution, 24 hours a day, 7 days a week.

YEAR 2000

     A critical issue that emerged in the banking industry and for the economy overall regarded how existing application software programs, operating systems and other systems would accommodate the date value for the year 2000 ("Year 2000"). The Year 2000 has been a pervasive issue, as almost all date-sensitive systems could be affected to some degree by the rollover to the two-digit year from 99 to 00. Potential risks of not addressing this issue have included business interruption, financial loss, reputation loss and/or legal liability.

     AMCORE undertook an enterprise-wide initiative to address the Year 2000 issue. The Company established a project team that reported directly to the Board of Directors and developed a comprehensive plan to prepare, as appropriate, its computer and other systems to recognize the date change on January 1, 2000. An assessment of the readiness of third parties that AMCORE interfaced with, such as vendors, counterparties, customers, payment systems, and others, has also been ongoing to mitigate potential risks that Year 2000 posed. In addition, AMCORE has been assessing the readiness of companies that have borrowed from AMCORE's subsidiaries to insure that incremental Year 2000-related credit risks have been addressed. AMCORE's objective has been to try and insure that all aspects of the Year 2000 issue, including those related to efforts of third parties, were fully resolved in time.

     As of March 15, 2000, AMCORE has not experienced any significant disruptions to its existing or continuing financial and operating activities caused by a Year 2000 computerized systems related failure. The Company has no information that it is aware of that would indicate that any material borrower has experienced significant Year 2000 issues that would materially impact its ability to service their loan or otherwise fulfill their borrowing agreement's terms and/or covenants. In addition, AMCORE is not aware of any situation indicating that a significant vendor or service provider may be unable sell to goods or provide services to the company as the result of a Year 2000 issue.

     It is not possible, however, to be sure that all aspects of the Year 2000 issue that may affect AMCORE, including those related to the effects of customers, suppliers, or other third parties with whom we conduct business, are fully known or that they will not have a material impact on AMCORE's results of operation or financial condition. AMCORE will continue to commit the necessary human and financial resources to monitor its systems and take appropriate actions if any Year 2000 systems failure should occur. These actions include contingency plans that the Company has consistently maintained for mission critical systems and business processes to protect assets against unplanned events that would prevent normal operations. These plans have been modified to address the unique risks of the millennium changeover in order to mitigate the effect of potential impacts and insure continuity of operations throughout the Year 2000 and beyond.

     As of December 31, 1999, the costs associated with the Year 2000 issue during 1998 and 1999 are estimated at approximately $2.6 million, of which $1.3 million is for replacement hardware and software. These items are not anticipated to have a material impact on future results of operations. Through December 31, 1999, $2.5 million of the $2.6 million total estimated costs have been incurred or paid since the inception of the project. The remainder of the costs are expected to be incurred by the end of the first quarter of 2000, as AMCORE completes post Year 2000 rollover testing and monitoring. These costs do not include an estimated $359,000 in foregone net interest income associated with increased cash reserves that were intentionally carried in anticipation of the potential for Year 2000 related withdrawals by depositors anxious about the millennium changeover.

1999 RESTRUCTURING CHARGE

     On April 27, 1999, AMCORE announced a new "Customer Focused Organizational Structure" (the "CFOS"). Events giving rise to the announcement was a recognition by AMCORE that its corporate structure of nine separate banking and thrift charters was perpetuating operational inefficiencies, staffing redundancies and burdensome regulatory reporting requirements while actually impeding its customer focused commitment. The new CFOS is expected to improve efficiency, enhance responsiveness to local markets and increase shareholder value. It will increase the ability of market presidents, directors and salespeople to focus on serving customers and their communities by centralizing or regionalizing certain support functions.

     To accomplish the new CFOS, AMCORE will operate under one charter, while still preserving its super community banking philosophy. The merger of the nine charters into one charter under AMCORE Bank, N.A., was completed on October 1. The centralization of retail operations and corporate support functions, including the conversion of data processing records into one bank, was substantially completed during the fourth quarter of 1999.

     During the second quarter of 1999, AMCORE accrued a Restructuring Charge related to the new CFOS of $6.1 million pre-tax, or $3.8 million after tax. The major components of the Restructuring Charge included employee severance and benefits, systems and integration costs, legal and professional fees and other related expenses. As of December 31, 1999, $3.4 million of the pre-tax Restructuring Charge had been paid and $1.3 million had either been incurred but remained unpaid or related to the minor centralization and conversion issues noted above that have not yet been completed. These activities are expected to be completed and paid by the end of the second quarter in 2000.

     The remaining excess Restructuring Charge of $1.4 million pre-tax ($857,000 after tax) was reversed during the fourth quarter of 1999. The excess related to lower than expected severance and benefits due to unplanned employee attrition in positions unaffected by the CFOS restructuring that permitted the retention of some employees whose positions were otherwise being eliminated and by some affected employees leaving for positions outside the company before their severance became payable. In addition, systems and integration costs were completed at a lower cost than expected.

     During the fourth quarter of 1999, in continuation of its CFOS restructuring initiative, AMCORE adopted plans to centralize its commercial loan operations and to streamline its Trust and Asset Management segment operations. As a result, a new Restructuring Charge of $537,000 pre-tax, or $324,000 after-tax, was accrued. None of these costs had been incurred or paid as of December 31, 1999. AMCORE expects to complete this phase of its CFOS restructuring during 2000.

     AMCORE expects $7.3 million in annual pre-tax savings from its new CFOS. The primary savings are expected to come from reductions in staffing and regulatory costs. Altogether, staff reductions of 187 employees are planned. Through December 31, 1999, 55 employees had been terminated and paid severance benefits. An additional 86 employees had transferred to other open positions due to attrition, or had voluntarily left the Company prior to the time severance benefits became payable. As of December 31, 1999, 46 employees remained to be severed. Reduced corporate support expenses are also expected due to the simpler structure. The savings will be reflected on the income statement through reduced compensation expense, employee benefits and professional fees. The projected cost savings are expected to be realized beginning in the first quarter of 2000.

     See Note 15 to the Notes to Consolidated Financial Statements for a tabular presentation of the Restructuring Charge by major component.

                      EARNINGS REVIEW BY BUSINESS SEGMENT

     AMCORE's internal reporting and planning process has focused on three business segments: Banking, Trust and Asset Management, and Mortgage Banking.
Note 16 of the Notes to Consolidated Financial Statements presents a condensed income statement for each segment.

     The financial results of each segment are presented as if operated on a stand-alone basis. There are no comprehensive authorities for management accounting equivalent to generally accepted accounting principles. Therefore, the information provided is not necessarily comparable with similar information from other financial institutions.

     The financial results reflect direct revenue, expenses, assets and liabilities. The accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements. In addition, inter-segment revenue and expenses are allocated based on an internal cost basis or market price when available.

BANKING SEGMENT

     The Banking segment provides commercial and personal banking services through its 65 banking locations in northern Illinois and south-central Wisconsin and the Consumer Finance subsidiary. The services provided by this segment include lending, deposits, cash management, automated teller machines, and other traditional banking services.

     The Banking segment's operating profit for 1999 was $40.4 million before the Restructuring Charge, a decrease of $344,000 or 0.8% from 1998, before the Merger Charge. This followed an increase in 1998 of $5.5 million or 15.7% from 1997, before Merger and Information Systems Charges. The 1999 Banking segment operating profit decreased despite an 6.6% increase in net interest income. The increase in net interest income was more than offset by a 11.9% decrease in non-interest income and by increases in provision for loan losses and operating expenses of 32.0% and 6.6%, respectively.

     Net interest income improved by $8.1 million in 1999, primarily the result of a 6.1% increase in average earning assets and a 2 basis point improvement in net interest margin. The growth in average earning assets can be attributed to double-digit loan growth associated with a strong regional economy and sales management initiatives. Average loans increased $374.8 million in 1999, or 16.9%. The strong loan growth was offset by decreased levels of investment securities in 1999 related to the planned reduction of the investment portfolio as a means of providing liquidity and reducing interest rate risk. Investment securities declined $142.4 million on average in 1999, or 9.5%.

     Non-interest income decreased by $3.0 million in 1999. The decrease is primarily the result of substantially lower gains from the sale of securities and loans that were only partially offset by increased deposit service charges and by a non-recurring gain in the third quarter of 1999 resulting from the merger and reorganization of an ATM service provider in which AMCORE has an equity interest.

     The provision for loan and lease losses increased $2.6 million in 1999. The increase relates to the growth in total loans noted above plus higher charge-offs. Charge-offs in 1999 include a $3.2 million partial charge-off related to a single agricultural credit.

     Operating expenses increased $5.8 million in 1999. In addition to normal increases, factors contributing to the increase include: increased data processing costs associated with systems conversions for Midwest, upgrades of internal local area networks ("LAN"), development of an on-line banking product, outsourcing the mainframe processing to achieve a standard platform; and expenses associated with the Year 2000 initiative. These increases were partially offset by lower intangibles amortization.

     The Banking segment represented 83.8%, 87.1% and 91.3% of total segment profit before Restructuring, Merger and Merger and Information System Charges in 1999, 1998, and 1997, respectively.

TRUST AND ASSET MANAGEMENT

     The Trust and Asset Management segment provides trust, investment management and brokerage services. It also acts as an advisor and provides fund administration to the Vintage Mutual Funds. These products are distributed nationally (i.e. Vintage Equity Fund is available through Charles Schwab, OneSource(TM)), regionally to institutional investors and corporations, and locally through AMCORE's banking locations.

     The Trust and Asset Management segment's profit increased $1.4 million or 30.8% to $5.9 million in 1999. The segment's profits also increased $1.6 million or 55.2% in 1998. The growth in 1999 was due to the February 17, 1998 acquisition of IMG, strong sales efforts, favorable investment performance and revenues captured from bringing Vintage mutual fund administration in-house. These increases were partially offset by higher costs associated with the expansion of the trust and asset management staff resulting from the growth of the segment, which includes a new program to provide asset management services to high net worth individuals (the "Private Client Group"), increased goodwill amortization associated with the IMG acquisition and the WCV acquisition previously mentioned.

     As of December 31, 1999, assets under management total $4.4 billion including $1.5 billion in the AMCORE family of Vintage Mutual Funds. Total assets under administration, which include managed assets and custody assets, total $5.1 billion.

     The Trust and Asset Management segment represented 12.1%, 9.5%, and 7.5% of total segment profit before charges in 1999, 1998, and 1997, respectively.

MORTGAGE BANKING

     The Mortgage Banking segment originates residential mortgage loans for sale to AMCORE's banking affiliates and the secondary market, and provides servicing of these mortgage loans.

     The Mortgage Banking segment's profit was $2.0 million in 1999, an increase of $389,000 or 24.7% over 1998. This segment's profits increased $1.1 million or 231.2% in 1998. As of December 31, 1999, the Mortgage segment serviced $774.5 million of residential mortgages.

     The Mortgage Banking segment was able to realize increased profitability for 1999 despite a 43.5% decline in mortgage originations, primarily attributable to lower refinancings in the face of increasing mortgage rates in 1999. The resulting decrease of $3.6 million in mortgage revenues was more than offset by decreases in variable production costs resulting from the decline in origination volume, the elimination of expenses associated with a purchased mortgage servicing right portfolio that was sold in 1998 and the reversal of $1.2 million of mortgage servicing impairment reserves in 1999 compared to a $1.1 million impairment charge in 1998.

     The Mortgage Banking segment represented 4.1%, 3.4%, and 1.2% of total segment profit before charges in 1999, 1998, and 1997, respectively.

                EARNINGS REVIEW OF CONSOLIDATED INCOME STATEMENT

     The following highlights a comparative discussion of the major components of net income and their impact for the last two years.

NET INTEREST INCOME

     Net interest income is the difference between income earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. The interest income on certain loans and investment securities is not subject to Federal income tax. For analytical purposes, at December 31, 1999, 1998 and 1997, the interest income and rates on these types of assets are adjusted to a "fully taxable equivalent" basis. The fully taxable equivalent adjustment was calculated using AMCORE's statutory Federal income tax rate of 35%. Adjusted interest income is as follows (in thousands):

                                                  YEAR ENDED          YEAR ENDED          YEAR ENDED
                                               DECEMBER 31, 1999   DECEMBER 31, 1998   DECEMBER 31, 1997
                                               -----------------   -----------------   -----------------
Interest Income Book Basis...................      $300,322            $290,861            $259,959
Taxable Equivalent Adjustment................         9,887              10,010               9,234
                                                   --------            --------            --------
Interest Income Taxable Equivalent Basis.....       310,209             300,871             269,193
Interest Expense.............................       168,883             168,127             148,960
                                                   --------            --------            --------
Net Interest Income Taxable Equivalent
  Basis......................................      $141,326            $132,744            $120,233
                                                   ========            ========            ========

     Net interest income on a fully taxable equivalent basis increased $8.6 million or 6.5% in 1999 and $12.5 million or 10.4% in 1998. The improvement in net interest income during 1999 was primarily the result of an increase in average earning assets and an increase in net interest spread. In 1998, the improvement resulted mainly from an increase in average earning assets that was partially offset by a decrease in the net interest spread.

     The growth in average earning assets was 6.1% and 13.0% in 1999 and 1998, respectively. In 1999, the growth in average earning assets can be attributed to double-digit loan growth associated with a strong regional economy and sales management initiatives. The strong loan growth was offset by decreased levels of investment securities related to the planned reduction of the investment portfolio as a means of providing liquidity and reducing interest rate risk. In 1998, the growth in average earning assets was also the result of strong loan growth and the Midwest Federal Financial Corporation ("Midwest") merger. In addition, 1998 had increased levels of investment securities related to an investment leveraging program, that began in 1996 and was designed to better utilize capital. As noted above, the investment strategy was revised in 1999 to emphasize liquidity and reduced interest rate risk as opposed to enhanced capital utilization. Average loans increased $374.8 million or 16.9% in 1999 and $351.6 million or 18.8% in 1998. Average investment securities declined $142.4 million or 9.5% in 1999 and increased $56.2 million or 3.9% in 1998.

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

     As Table 1 indicates, the interest rate spread improved 3 basis points to 2.92% in 1999 from 2.89% in 1998 which was a decline of 7 basis points from the 1997 level of 2.96%. The interest rate margin was 3.55% in 1999, an increase of 2 basis points from 3.53% in 1998. The 1998 level was a decline of 8 basis points from 3.61% in 1997.

     The level of net interest income is the result of the relationship between total volume and mix of interest-earning assets and the rates earned and the total volume and mix of interest-bearing liabilities and the rates paid. The rate and volume components associated with interest earning assets and interest-bearing liabilities can be segregated to analyze the year-to-year changes in net interest income. Changes due to rate/volume variances have been allocated between changes due to average volume and changes due to average rate based on the absolute value of each to the total change of both categories. Because of changes in the mix of the components of interest-earning assets and interest-bearing liabilities, the computations for each of the components do not equal the calculation for interest-earning assets as a total and interest-bearing liabilities as a total. Table 1 analyzes the changes attributable to the rate and volume components of net interest income.

CHANGES DUE TO VOLUME

     The change in net interest income due to average volume in 1999 relates to the 16.9% growth in average loans which was partially offset by a 9.5% decrease in average investment securities, 7.3% growth in average interest-bearing deposits and 1.4% increase in average borrowed funds. The 1998 increase in net interest income due to the change in average volume is attributable to a 18.8% growth in average loans and a 3.9% growth in average investment securities which was partially offset by 14.9% growth in total interest-bearing deposits and 9.3% growth in borrowed funds.

CHANGES DUE TO RATE

     The yield on earning assets declined 21 basis points in 1999. The yield on average loans declined 33 basis points and was primarily attributable to residential and commercial real estate loans and installment loans. This occurred as the impact of refinancings and increasing volumes in 1998 and the first half of 1999, in a decreasing interest rate environment, more than offset the impact of continued volume increases in the second half of 1999 when interest rates were increasing. The yield on average securities declined 19 basis points. As noted earlier, AMCORE has sought to reduce its investment portfolio in 1999 as a means of funding loan growth, improving liquidity and reducing interest-rate risk. Maturities of older securities, typically with higher rates than more recent issues, have largely not been replaced. This has caused the average yield of the remaining portfolio to decline.

     The rate paid on interest bearing liabilities declined 24 basis points in 1999. The decline was primarily driven by a 30 basis point reduction in rates paid on interest bearing deposits. The reduction was generally across all deposit accounts, but was led by decreased rates on regular CD's, brokered CD's and savings/club deposits. New deposits and repricings of these accounts in 1998 and the first half of 1999, when interest rates were declining, more than offset the impact of repricings and new deposits in the second half of 1999 when interest rates were increasing. The rate on short-term borrowings increased 5 basis points as recent trends of increased interest rates had more of an impact. The rate on long-term debt decreased 22 basis points, still influenced by FHLB renewals at favorable rates during 1998. During the fourth quarter, $64 million in FHLB advances, bearing an average rate of 5.12%, were called and replaced at an average rate of 5.81%. While not significantly affecting 1999, as a result of the foregoing, rates on average long-term borrowings are expected to increase in 2000.

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

PROVISION FOR LOAN AND LEASE LOSSES

     The provision for loan and lease losses is an amount added to the allowance against which loan and lease losses are charged. Management determines an appropriate provision for loan and lease losses based upon historical loss experience, regular evaluation of collectibility by lending officers, credit administration and the corporate loan review staff, and the size and nature of the loan portfolios. Other factors include the current economic and industry environment, concentration characteristics of the loan portfolio, and the composition of problem loans.

     The provision for loan and lease losses was $10.6 million for 1999, an increase of $2.6 million or 32.0% from the $8.0 million in 1998. The 1999 increase in provision is due to a 12% growth in loans and a $3.2 million partial charge-off of a single agricultural credit. During 1998, the provision increased $948,000 or 13.5% from the $7.0 million in 1997. The increase in the 1998 provision was due to a 24.9% growth in loans, decreased charge-offs and relatively stable nonperforming assets.

     AMCORE recorded net charge-offs of $8.6 million, $3.6 million and $6.4 million in 1999, 1998 and 1997, respectively. Future growth in the loan portfolio, weakening economic conditions or specific credit deterioration could result in increases in the provision for loan and lease losses. Net charge-offs represented 33 basis points of average loans in 1999 versus 16 basis points in 1998 and 34 basis points in 1997. The increase in net charge-offs in 1999 is principally the result of partial charge-off of the agricultural credit as it was responsible for 12 basis points of the charge-offs for the year. In 1997, a $2.7 million charge-off of satellite dish receivables accounted for 14 basis points. Without these two items, net charge-offs have been relatively stable at 21 basis points in 1999, 16 basis points in 1998 and 20 basis points in 1997.

     The allowance for loan and lease losses as a percent of total loans was 1.03%, 1.08%, and 1.01% in 1999, 1998, and 1997, respectively. The ratio of the allowance for loan and lease losses to nonperforming loans was 154.1% at year-end 1999, 145.2% at year-end 1998, and 100.2% at year-end 1997.

NON-INTEREST INCOME

     Total non-interest income is comprised primarily of fee based revenues from mortgage, trust, brokerage, asset management and insurance services. Fees from bank-related services, mainly on deposits and electronic banking, along with net security gains or losses are also included in this category. Non-interest income totaled $58.0 million in 1999, a decrease of $772,000 or 1.3%. Strong growth in trust and asset management revenues and service charges on deposits nearly eclipsed a $3.6 million decline in mortgage revenues and a $3.9 million decrease in net security gains. Non-interest income also increased 20.9% or $10.1 million in 1998.

     Trust and asset management income, the largest source of fee based revenues, totaled $28.9 million in 1999, an increase of $5.2 million or 21.7%. The 1998 growth of trust and asset management fees was $7.3 million or 44.2%. The growth in 1999 was due to a full year impact of the IMG acquisition, strong sales efforts and favorable investment performance. In 1999 the methodology for accruing trust and asset management fees was refined to more accurately reflect the fees earned at any given period end. The refinement resulted in additional fee income of $881,000. The growth in 1998 is attributable to the IMG acquisition, favorable market performance of trust assets, growth in proprietary Vintage Mutual Funds and new trust accounts. AMCORE anticipates continued growth in trust and asset management revenues in 2000, but at a slower pace than in 1998 and 1999. Trust and asset management revenues are dependent on market performance, plan terminations, corporate profit sharing contributions, and other economic factors.

     Service charges on deposits totaled $10.2 million in 1999, an increase of $1.3 million or 15.2% from the $8.8 million in 1998. During 1998, service charges on deposits increased $994,000 or 12.7%. Both years' increases are attributable to increased deposits and revised fee schedules. In 1998, the acquisition of Midwest accounted for $610,000 of the increase.

     Mortgage revenues include fees generated from underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans. Mortgage revenues declined $3.6 million or 34.4% in 1999. Increasing interest rates in 1999 resulted in lower originations of $270.4 million, down $208.5 million or 43.5% from a record $478.9 million in 1998. In 1998, strong production volume related to the expansion of markets and refinancing volume related to the lower mortgage rates resulted in a $4.7 million or 81.2% increase in mortgage revenues.

     Accounting standards require separate recognition of servicing rights on originated mortgage loans at the time such loans are sold. This asset is amortized over the remaining estimated lives of the serviced loans. While this has a favorable impact on earnings at the time of sale, additional earnings volatility may occur with changes in market conditions, particularly with fluctuations in interest rates. For example, a decline in interest rates could result in accelerated mortgage prepayments, which may reduce the value of this asset and require a charge to earnings through a valuation reserve. If subsequent valuations result in an increase of value, recoveries can be recorded through the valuation allowance, to the extent of the previous charge. As of December 31, 1999, AMCORE had $6.9 million of capitalized mortgage servicing rights, with a fair value of $7.8 million, and a servicing portfolio of $774.5 million. See Note 7 of the Notes to Consolidated Financial Statements. There was no impairment reserve as of December 31, 1999.

     Insurance revenues totaled $1.7 million in 1999, a decrease of $140,000 or 7.5% from the $1.9 million in 1998. Continued increases in credit life commissions were more than offset by decreased agency commissions that were attributable to the sale of AMCORE's insurance agency in August of 1999. In 1998, insurance revenues increased $291,000 or 18.4% from 1997 levels due to increased sales of credit life insurance resulting from product specific sales training.

     The sale of the collection agency on December 31, 1997 resulted in no collection fee income being recognized in 1999 or 1998. Collection fee income was $2.1 million in 1997.

     Other non-interest income, which includes customer service charges, credit card and merchant fees, ATM fees, brokerage commissions, gains on fixed asset and loan sales and other miscellaneous income, was $9.7 million, a $399,000 or 4.3% increase over 1998. Increases in 1999 included a non-recurring gain of $750,000 resulting from the merger and reorganization of an ATM service provider in which AMCORE has an equity interest, increased customer service charges of $600,000, call option income of $325,000 and gain on fixed asset sales of $125,000. These increases were partially offset by lower gains on loan sales of $859,000 and a decline in ATM related fees of $387,000. In 1998, other non-interest income was $9.3 million, a decrease of $1.3 million or 11.9% from 1997 levels. The 1997 amount included a $1.9 million gain on the sale of credit card receivables.

     Net securities gains totaled $530,000 in 1999 as compared to $4.4 million in 1998 and $4.2 million in 1997. The level of security gains or losses is dependent on the size of the available for sale portfolio, interest rate levels, AMCORE's liquidity needs, and balance sheet risk objectives.

OPERATING EXPENSES

     Total operating expense was $123.6 million in 1999, an increase of $4.0 million from $119.6 million in 1998, which was a $4.6 million increase from $115.0 million in 1997. Operating expenses in 1999 included the Restructuring Charge of $5.3 million. Operating expenses in 1998 included the Merger Charge of $4.5 million. Operating expenses in 1997 included a $5.0 million impairment of satellite receivables portfolio transferred to held for sale and the Merger and Information Systems Charges of $8.9 million. Excluding these charges, operating expenses from normal operations would have increased $3.2 million or 2.8% in 1999 and $14.0 million or 13.9% in 1998. The 1998 increase includes $8.4 million of normal operating expenses of IMG and Midwest. The efficiency ratio, excluding the above-mentioned charges, was 59% in 1999 versus 60% in 1998 and 1997.

     Personnel costs, which include compensation expense and employee benefits, are the largest component of operating expenses. Personnel costs totaled $69.0 million in 1999, an increase of $4.6 million or 7.1% from 1998. Excluding the Restructuring Charge in 1999 and the Merger Charge in 1998, personnel costs increased $2.9 million in 1999, an increase of 4.6%. Normal merit increases, increased long-term incentive accruals for certain executive officers ("Performance Unit Awards"), increased employee health benefit costs, a full year of IMG personnel costs in 1999, the expansion of the Trust and Asset Management segment associated with the formation of the Private Client Group and the WCV acquisition represent the major portion of the increase. The increase was partially offset by the sale of the insurance agency and a full year cost savings from outsourcing core bank data processing. Personnel costs totaled $64.4 million in 1998, an increase of $5.6 million or 9.5% from 1997. Excluding the Merger Charge and $4.8 million of normal compensation expense of IMG and Midwest in 1998 and the Merger and Information Systems Charges in 1997, the increase would have been $1.5 million or 2.7%. The higher costs in 1998 were primarily caused by increased levels of performance driven compensation, higher Performance Unit Award accruals and normal merit increases.

     Net occupancy expense was $6.7 million in 1999, a decrease of $39,000 from 1998, after an increase of $260,000 from 1997 levels. A 1997 property tax refund for prior years and an increase in the number of facilities were the primary cause of the increase in 1998.

     Equipment expense increased $1.1 million or 14.3% to $9.0 million in 1999. This followed a $2.9 million or 27.0% decrease in 1998. Excluding $325,000 of Merger Charges incurred in 1998, equipment expense increased $1.5 million or 19.2% in 1999. The 1999 increase is the result of higher EDP equipment depreciation and software amortization and maintenance associated with the upgrade of internal LAN networks and Year 2000 compliance solutions. The 1998 decrease is primarily due to a $2.4 million charge related to equipment and software written off as part of the 1997 Information Systems Charge.

     Data processing expenses include expenses related to core bank data processing, trust and other external processing systems. This category increased $1.8 million or 33.9% to $7.2 million in 1999. Excluding the Restructuring Charge in 1999 and the Merger Charge in 1998, data processing expenses increased $2.1 million in 1999, an increase of 54.1%. The increase is attributable to outsourcing the mainframe processing to achieve a standard platform, increased data processing costs associated with systems conversions for Midwest, upgrades of internal LAN networks, development of an on-line banking product and expenses associated with the Year 2000 initiative. This category increased $2.7 million or 101.2% in 1998 as a result of a partial year's expense from outsourcing mainframe processing in the third quarter of 1998, the additional processing expenses of Midwest and IMG, and contract termination costs for Midwest, that were included as a Merger Charge.

     Professional fees totaled $5.3 million in 1999, a decrease of $461,000. Of this amount, $339,000 was attributable to lower level of professional fees in the 1999 Restructuring Charge than in the 1998 Merger Charge. Decreased legal fees accounted for the remaining decrease. Professional fees decreased $643,000 or 10.1% in 1998. The professional fees included in the 1998 Merger Charge were $699,000 less than those included in the 1997 Merger Charge, accounting for all of the decrease.

     Advertising and business development expenses were $3.6 million in 1999, a decrease of $174,000 or 4.6%. Excluding $116,000 of 1998 Merger Charges, the decrease was only $58,000 as the number of markets served by AMCORE stabilized following acquisitions in 1997 and 1998. This category increased $944,000 or 33.4% in 1998 because of an increase in the number of markets served due to the 1997 and 1998 acquisitions.

     Intangibles amortization decreased $545,000 in 1999 to $2.0 million, a 21.5% decrease. Core deposit intangibles associated with a previous acquisition were fully amortized in 1998 and accounted for a $721,000 decrease. This was partially offset by $176,000 in increased goodwill amortization related to the IMG acquisition as 1999 included a full year and as additional contingent shares were issued and increased the purchase price allocable to goodwill. Intangibles amortization expense totaled $2.5 million in 1998, an increase of $324,000 or 14.6% as a result of the IMG acquisition.

     Other expenses were $20.8 million in 1999, a decrease of $2.3 million or 10.0%, following an increase of $3.4 million or 16.9% in 1998. The 1999 decrease relates to the reversal of $1.2 million of mortgage servicing impairment reserves in 1999, due to increasing interest rates, whereas 1998 included $1.1 million in impairment charges. The 1998 increase is primarily the result of increased mortgage servicing expenses of $1.1 million and an impairment charge of $1.1 million. The impairment charge was the result of a declining interest rate environment. The remaining increase related to increased travel and training expenses.

INCOME TAXES

     Income tax expense totaled $15.1 million in 1999, compared with $14.3 million and $8.9 million in 1998 and 1997, respectively. The effective tax rates were 27.3%, 26.6%, and 23.7% in 1999, 1998, and 1997, respectively. The effective tax rate was less than the statutory tax rates due primarily to investments in tax-exempt municipal bonds and loans. The increase in effective tax rate in 1999 and 1998 primarily resulted from a lower proportion of tax-exempt income to pretax earnings relative to 1998 and 1997, respectively, and a steady increase in state income taxes over the same period.

               BALANCE SHEET REVIEW AND LIQUIDITY RISK MANAGEMENT

     Liquidity represents the availability of funding to meet the obligations to depositors, borrowers, and creditors at a reasonable cost without adverse consequences. Accordingly, the funding base and asset mix influences the liquidity position.

     The parent company requires adequate liquidity to pay its expenses, repay debt when due and pay stockholder dividends. Liquidity is provided to the parent through subsidiaries in the form of dividends and fees for services. In 1999, dividends and fees from subsidiaries amounted to $55.5 million, compared to $51.0 million in 1998. Other liquidity is provided by access to the capital markets, cash balances in banks, liquidating short-term investments, commercial paper borrowings and lines of credit with correspondent banks. While the BANK is limited in the amount of dividend it can pay, as of December 31, 1999, approximately $40.3 million was available for payment to the parent in the form of dividends without prior regulatory approval.

     Cash and cash equivalents increased $34.9 million from December 31, 1998 to December 31, 1999, as the net cash provided from operating activities of $85.8 million plus the net cash provided by financing activities of $185.3 million exceeded the net cash used for investing activities of $236.2 million in 1999. The amount of the cash increase primarily represents excess liquidity that was intentionally increased in anticipation of the potential for Year 2000 related withdrawals by depositors anxious about the millennium changeover. AMCORE estimates that the foregone net interest income associated with this excess liquidity amounted to approximately $359,000.

     The net increase in cash provided by operating activities of $31.6 million from December 31, 1998 to December 31, 1999 was primarily attributable to a $208.5 million decline in originations of loans held for sale net of a $160.5 million decrease in proceeds from loans held for sale.

     The net decrease in cash used for investing activities of $3.1 million from December 31, 1998 to December 31, 1999 is the result of the decrease in net cash provided by available for sale securities of $43.4 million. This decrease results from the net decrease in proceeds from maturities and sales of $414.2 million and the net decrease in cash used for purchases of $370.8 million. This decrease was more than offset by a net increase of $18.5 million in interest earning deposits in bank, an $18.2 million net increase in federal funds sold and other short-term investments and a $10.7 million decrease in net cash used for investment in company owned life insurance.

     The net cash provided by financing activities decreased by $38.8 million from December 31, 1998 to December 31, 1999. Net cash provided by demand deposits and savings accounts decreased $194.9 million. Proceeds from long-term borrowings declined $78.3 million, while payments of long-term borrowings increased $66.0 million. Net cash required for treasury stock purchases increased $10.8 million. The sum of these items, $350.0 million, was largely funded by a net increase in short-term borrowings of $305.0 million and by a net increase in time deposits of $6.5 million.

SECURITIES

     Total securities as of December 31, 1999 were $1.24 billion, a decrease of $102.3 million or 7.6% over the prior year-end. At December 31, 1999 and 1998, the total securities portfolio comprised 31.0% and 34.8%, respectively, of total earning assets.

     Substantially all securities are classified as available for sale. This improves AMCORE's ability to manage interest rate and liquidity risk. Fluctuations in the unrealized gain or loss component of total stockholders' equity may result; however, federal banking regulations generally exclude this component from regulatory risk-based capital calculations.

     The securities portfolio serves an important role in the overall context of balance sheet management in terms of balancing capital utilization and liquidity needs. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment. The portfolio's scheduled maturities and the prepayment of mortgage and asset backed securities represent a significant source of liquidity. Approximately $71.7 million, or 5.8%, of the securities portfolio will contractually mature in 2000. This does not include mortgage and asset backed securities. Mortgage and asset backed security maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

     Mortgage and asset backed securities as of December 31, 1999 totaled $800.7 million and represent 64.5% of total securities. The distribution of mortgage and asset backed securities includes $481.1 million of U.S. government agency mortgage-backed pass through securities, $235.2 million of agency collateralized mortgage obligations and $84.4 million of private issue collateral mortgage obligations, all of which are rated AAA except for $17.1 million of securities rated between Aa1 and Baa1.

     At December 31, 1999, securities held to maturity total $14.0 million, while securities available for sale were $1.23 billion. There were no trading securities at the end of 1999 or 1998. At December 31, 1999, the held to maturity securities portfolio included $53,000 of gross unrealized gains and $212,000 of gross unrealized losses. The securities available for sale portfolio at the end of 1999 included gross unrealized gains of $2.8 million and gross unrealized losses of $47.1 million, of which the combined effect, net of tax, is included as accumulated other comprehensive income in stockholders' equity. For comparative purposes, at December 31, 1998, gross unrealized gains of $18.5 million and gross unrealized losses of $23.9 million were included in the securities available for sale portfolio. For further analysis of the securities portfolio see Table 4 and Note 3 of the Notes to Consolidated Financial Statements.

LOANS AND LEASES

     Loans represent the largest component of AMCORE's earning asset base. At year-end 1999, total loans and leases, net of unearned discount, were $2.75 billion, an increase of $295.1 million or 12.0% as compared to 1998. Average loans increased $374.8 million or 16.9% during 1999. Over 50%, or $153.0 million, of the growth in loans was attributable to real estate loans. This included $106.1 million in commercial real estate loans, $31.3 million in residential real estate loans and $15.6 million in real estate construction loans. The remaining increase was primarily attributable to installment and commercial loan categories. See Table 2 and Note 4 of the Notes to Consolidated Financial Statements.

     Commercial, financial and agricultural loan balances totaled $710.3 million at year-end 1999, an increase of $50.4 million or 7.6% when compared to 1998. This increase was primarily in commercial and industrial loans in the Rockford and northwestern Chicago suburban markets.

     Total real estate loans were $1.54 billion at year-end 1999, an increase of $153.0 million, or 11.0%, over 1998. The growth from 1999 occurred mainly in the commercial real estate category. The growth is attributable primarily to the Rockford and northwestern Chicago suburban markets.

     Residential mortgage loans are originated by AMCORE's mortgage affiliate, of which conforming adjustable rate, 15-year fixed-rate and balloon residential mortgages are normally sold to the BANK. The 30-year fixed-rate residential mortgage loans are sold in the secondary market to eliminate interest rate risk, generate gains on the sale of these loans, as well as servicing income. All loans of the mortgage affiliate are considered held for sale and are recorded at the lower of cost or market value.

     Installment and consumer loans increased $91.3 million or 22.9% to end the year at $489.6 million. The growth is primarily related to in-market indirect automobile loans.

     The scheduled repayments and maturities of loans represent a substantial source of liquidity. Table 3 shows selected loan maturity data as of December 31, 1999.

DEPOSITS

     Total deposits at December 31, 1999, were $3.02 billion, an increase of $68.7 million or 2.3% when compared to 1998. Average total deposits increased $222.9 million or 8.2%.

     Core deposits, which include demand deposits, consumer time deposits, and savings deposits are considered by management to be the primary and most stable source of funding. Total core deposits were

$2.43 billion at the end of 1999, an $8.1 million or 0.3% decrease from the prior year-end. This decrease is attributable to declines in non-interest bearing demand and NOW accounts that were nearly offset by increased money market deposits. Core deposits represent 80.9% and 82.9% of total deposits at December 31, 1999 and 1998, respectively. Large certificates of deposit, brokered deposits, and time deposits from governmental entities supplement these core deposits. Brokered deposits were $349.8 million at year-end 1999, an increase of $38.7 million over the prior year-end. Table 5 shows the maturity distribution of time deposits $100,000 and over.

BORROWINGS

     Borrowings totaled $984.7 million at year-end 1999 and were comprised of $699.4 million of short-term and $285.3 million of long-term borrowings. The increase in borrowings of $156.1 million was primarily used to fund the growth in loans, provide additional Year 2000 liquidity and fund the 1998 and 1999 stock repurchase programs. Long-term borrowings declined principally due to FHLB borrowings that will mature during the next twelve months which have been reclassified to short-term borrowings.

     In 1997, AMCORE issued $40 million of capital securities through AMCORE Capital Trust I (Trust), a statutory business trust, of which all common securities are owned by AMCORE. The capital securities pay cumulative cash distributions semiannually at an annual rate of 9.35%. The securities are redeemable from March 25, 2007 until March 25, 2017, at a declining premium of 104.675% to 100.0% of the principal amount. After March 25, 2017, they are redeemable at par until June 15, 2027, when redemption is mandatory. The capital securities qualify as Tier 1 capital for regulatory purposes. The proceeds of these securities were used to repay the parent company term loan, debt of acquired companies, and other general corporate purposes.

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

                ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

     AMCORE's credit risk is centered in the loan and lease portfolio which on December 31, 1999, totaled $2.75 billion, or 68.5%, of earning assets. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer's failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration.

ALLOWANCE FOR LOAN AND LEASE LOSSES

     The allowance for loan and lease losses represents management's estimate of identified and unidentified losses in the existing loan portfolio. To establish the appropriate level of the allowance, all loans, commitments to extend credit, and standby letters of credit, are reviewed.

     The appropriate allowance for consumer, residential real estate and residential real estate construction loans are evaluated as groups or pools, since these loans tend to be smaller balance, homogenous loans. Loss allowances are allocated based upon a five-year weighted average for actual losses for these pools.

     Similar pool allocations are determined, as a group, for commercial, financial, agricultural, commercial real estate and commercial real estate construction loans. In addition to the pool allocations for these groups of loans, commercial, financial, agricultural and commercial real estate loans are individually graded and specific allocations are made for loans that are impaired. Loans are considered impaired, and loss factors are applied, when, based on current information and events, it is probable that AMCORE will be unable to collect all amounts due according to the contractual terms of the loan agreement. In making this determination, management analyzes the ultimate collectibility of the loan portfolio, incorporating feedback provided by lending officers and supervisors, credit administration, the corporate loan review staff, the grades assigned to the loan and examinations performed by regulatory agencies.

     An additional unallocated allowance is maintained based upon the size, quality, and concentration characteristics of the remaining loan portfolio, using both historical quantitative trends and management's evaluation of qualitative factors including current economic conditions.

     The determination by management of the appropriate level of the allowance amounted to $28.4 million at December 31, 1999, compared to $26.4 million at December 31, 1998, for an increase of $2.0 million or 7.5%. However, since the allowance for loan losses is based on estimates, ultimate losses may vary from the current estimates. Management makes an ongoing evaluation as to the adequacy of the allowance for loan losses on at least a quarterly basis. As adjustments in the allowance become necessary, they are recorded in the earnings of that period and serve as a self-correcting mechanism in reducing differences in allocations and observed losses. A detailed analysis of the allowance for loan losses and the allocation of the allowance for loan losses by category for the past five years are shown in Table 2.

     Allocations of the allowance for commercial, financial and agricultural loans increased $1.0 million. The increase was attributable to greater anticipated Year 2000 needs, as the date for the millennium roll-over approached, and increased delinquencies and related concerns due to lending staff turnover in two markets. These increases were partially offset by decreased pool allocations for the category. Allocations of the allowance for real estate loans increased $1.7 million to reflect increased concentrations in the commercial real estate portfolio, including hotel and motel credits, more aggressive lending practices driven by competitive factors and lending staff turnover previously noted. Allocations of the allowance for installment and consumer loans increased $3.0 million. This increase was attributable to higher average historical loss factors in the pool calculation, as well as increased delinquencies, foreclosures and bankruptcies in the fourth quarter of 1999 that were not fully recognized in the pool calculation. Allocations for impaired loans increased $615,000 as several medium-sized credits became impaired during the year, that were not fully offset by reduced impairment on a single agricultural credit due to partial charge-off of the credit. Unallocated loan and lease losses declined $4.3 million. The decrease was primarily the result of the partial charge-off of the agricultural credit in excess of the impairment allocation and the increase in Year 2000 allocations.

     As of December 31, 1999, the allowance for loan losses as a percent of total loans and of non-performing loans was 1.03% and 154.06%, respectively. These compare to the same ratios for the prior year of 1.08% and 145.24%. Net charge-offs as a percent of average loans increased to 0.33% for 1999 versus 0.16% in 1998. Partial charge-offs related to a single agricultural credit represented 36.8% of total net charge-offs in 1999, thus net charge-offs on all other loans represented 0.21% of average loans in 1999.

NON-PERFORMING ASSETS

     Non-performing assets consist of non-accrual loans, loans with restructured terms, foreclosed real estate and other foreclosed assets. Non-performing assets totaled $21.5 million as of year-end 1999, an increase of $921,000 or 4.5% from the $20.5 million at year-end 1998. Total non-performing assets represent 0.49% of total assets at both December 31, 1999 and December 31, 1998.

     Loans are generally classified as non-accrual when there are reasonable doubts as to the collectibility of principal and/or interest or when payment becomes 90 days past due, except loans which are well secured and in the process of collection. Any loans classified for regulatory purposes that have not been included in non-performing loans are not expected to materially impact future operating results, liquidity or capital. Interest collections on non-accrual loans, for which the ultimate collectibility of principal is uncertain, are applied as principal reductions. Otherwise, such collections are applied to interest income when received.

     Non-performing loans increased $240,000 or 1.3% to total $18.4 million at December 31, 1999, when compared to the prior year-end. Non-performing loans include one grain elevator credit, which represents $1.2 million or 6.5% of total non-performing loans, whose collectibility is dependent solely on its guarantors. As of December 31, 1999, non-performing loans to total loans were 0.67% compared to 0.74% at year-end 1998. Table 2 presents non-performing loans for each of the past five years.

     Foreclosed real estate and other foreclosed assets increased $505,000, or 19.9%, to $3.0 million at December 31, 1999, when compared to year-end 1998. This increase is concentrated in residential real estate loans, primarily in the Rockford market.

     Loans 90 days or more past due and still accruing interest were $10.2 million at December 31, 1999, an increase of $2.9 million from the $7.3 million at December 31, 1998. These amounts represented 0.37% and 0.30% of loans outstanding as of the end of 1999 and 1998, respectively. The increase over 1998 relates primarily to commercial and commercial real estate and includes the effect of lending staff turnover in two markets.

CONCENTRATION OF CREDIT RISKS

     As previously discussed, AMCORE strives to maintain a diverse loan and lease portfolio in an effort to minimize the effect of credit risk. Summarized below are the characteristics of classifications that exceed 10% of total loans.

     Commercial, financial, and agricultural loans were $710.3 million at December 31, 1999, and comprised approximately 25.9% of gross loans, of which
 .73% were non-performing. Net charge-offs of commercial loans represent 0.65% during 1999, and 0.11% during 1998, of the year-end balance of the category. The increase in net charge-offs in 1999 is principally the result of partial charge-off of the agricultural credit, as it was responsible for 0.45% of the charge-offs for the category.

     Construction, commercial real estate loans, and loans for farmland were $853.7 million at December 31, 1999, comprising 31.1% of gross loans, of which 0.75% were classified as non-performing. Net charge-offs of this category of loans represent 0.01% during 1999, and 0.02% during 1998, of the year-end balance of the category.

     Residential real estate loans, which includes home equity and permanent residential financing, totaled $689.7 million at December 31, 1999, and represent 25.1% of gross loans, of which 0.73% are non-performing. Net charge-offs of residential real estate loans represent 0.15% of the category total in 1999 and 0.05% of the year-end balance in 1998.

     Installment and consumer loans were $489.6 million at December 31, 1999, and comprised 17.8% of gross loans, of which 0.37% were non-performing. Net charge-offs of consumer loans represented 0.57% and 0.63% of the year-end category total for 1999 and 1998, respectively. Consumer loans are comprised primarily of in-market indirect auto loans, credit card loans and direct installment loans. Indirect auto loans total $363.5 million at December 31, 1999. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of credit.

                               CAPITAL MANAGEMENT

     Total stockholders' equity at December 31, 1999, was $293.7 million, a decrease of $22.4 million or 7.1%. The decline in stockholders' equity is due principally to the acquisition of treasury shares in conjunction with announced share repurchase programs, normal dividend distributions and unrealized losses on available for sale securities. The decline was partially offset by earnings for the year and by stock issued in conjunction with stock and stock option plans. Stockholders' equity includes accumulated other comprehensive income which is comprised primarily of an adjustment to fair market value for securities classified as available for sale. The fair market value of securities with this classification declined $23.6 million during 1999, to end the year at a net adjustment of $26.9 million.

     AMCORE paid $15.9 million of cash dividends, which represent $0.56 per share, or a dividend payout ratio of 39.5%. This compares to $0.54 per share paid in 1998, which represented a payout ratio of 38.9%. The book value per share declined $0.45 per share to $10.51 at December 31, 1999, down from $10.96 at December 31, 1998.

     On November 24, 1999, AMCORE announced a stock repurchase program for up to five percent of its common stock or 1.41 million shares. The repurchased shares will become treasury shares and will be used for general corporate purposes, including the issuance of shares in connection with AMCORE's stock option and other employee benefit plans. Through March 15, 2000, 952,241 shares have been repurchased at an average price of $21.01. As of December 31, 1999, the 1.45 million share repurchase program that was announced October 21, 1998 had been completed at an average price of $23.59.

     AMCORE has outstanding $40 million of capital securities through AMCORE Capital Trust I (Trust), a statutory business trust, of which all common securities are owned by AMCORE. The capital securities qualify as Tier 1 capital for regulatory capital purposes.

     The BANK is considered a "well-capitalized" institution based on regulatory guidelines. AMCORE's leverage ratio of 8.03% at December 31, 1999 exceeds the regulatory guidelines of 5% for well-capitalized institutions. AMCORE's ratio of Tier 1 capital at 11.58% and total risk based capital at 12.54% significantly exceed the regulatory minimums (as the following table indicates), as of December 31, 1999.

                                                        DECEMBER 31, 1999    DECEMBER 31, 1998
                                                        ------------------   ------------------
                                                          AMOUNT     RATIO     AMOUNT     RATIO
                                                        ----------   -----   ----------   -----
                                                                (DOLLARS IN THOUSANDS)
Tier 1 Capital........................................  $  343,458   11.58%  $  339,718   12.46%
Tier 1 Capital Minimum................................     118,591    4.00%     109,039    4.00%
                                                        ----------   -----   ----------   -----
Amount in Excess of Regulatory Minimum................  $  224,867    7.58%  $  230,679    8.46%
                                                        ==========   =====   ==========   =====

                                                          AMOUNT     RATIO     AMOUNT     RATIO
                                                        ----------   -----   ----------   -----
Total Capital.........................................  $  371,835   12.54%  $  366,121   13.43%
Total Capital Minimum.................................     237,181    8.00%     218,078    8.00%
                                                        ----------   -----   ----------   -----
Amount in Excess of Regulatory Minimum................  $  134,654    4.54%  $  148,043    5.43%
                                                        ==========   =====   ==========   =====
Risk Adjusted Assets..................................  $2,964,768           $2,725,981
                                                        ==========           ==========

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As part of its normal operations, AMCORE is subject to interest-rate risk on the interest-earning assets it invests in (primarily loans and securities) and the interest-bearing liabilities it funds with (primarily customer deposits and borrowed funds), as well as its ability to manage such risk. Fluctuations in interest rates may result in changes in the fair market values of AMCORE's financial instruments, cash flows and net interest income. Like most financial institutions, AMCORE has an exposure to changes in both short-term and long-term interest rates.

     AMCORE expects that its interest-rate risk will be greater during periods of rising interest rates due to resulting slower prepayments on fixed-rate loans and securities, relatively quicker repricing of variable rate deposits and borrowings and the increased likelihood that the FHLB will exercise its option to call certain of AMCORE's longer-term fixed-rate FHLB advances. See Note 9 of the Notes to Consolidated Financial Statements. Currently, AMCORE is most vulnerable to changes in reverse repurchase rates, a short-term rate that generally re-prices every ninety days. Consequently, AMCORE has chosen to hedge a portion of these variable rate borrowings through the use of interest rate swaps and collars (see discussion of off-balance sheet derivative contracts below).

     While AMCORE manages other risks in its normal course of operations, such as credit and liquidity risk, it considers interest-rate risk to be its most significant market risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of AMCORE's business activities and operations. In addition, since AMCORE does not hold a trading portfolio, it is not exposed to significant market risk from trading activities. During 1999 there were no material changes in AMCORE's primary market risk exposures. Interest-rate risk, as described above, continues to be AMCORE's most significant market risk. Based upon current expectations, no material changes are anticipated in the future in the types of market risks facing AMCORE.

     Table 6 and Note 5 of the Notes to Consolidated Financial Statements summarize AMCORE's market risk and interest sensitivity position as of December 31, 1999. The amounts and assumptions should not be relied upon as indicative of expected actual results since, like most financial institutions, AMCORE's net interest income can be significantly impacted by external factors. These factors include, but are not limited to: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities re-price, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve and changes in basis.

     AMCORE's asset and liability management process is utilized to manage market and interest rate risk through structuring the balance sheet and off-balance sheet portfolios to maximize net interest income while maintaining acceptable levels of risk to changes in market interest rates. While achievement of this goal requires a balance between profitability, liquidity and interest rate risk, there are opportunities to enhance revenues through controlled risk. Interest rate sensitivity analysis is performed monthly using various simulations with an asset/liability modeling system. These analyses are reviewed by the Asset and Liability Committee (ALCO), whose actions attempt to minimize any sudden or sustained negative impact that interest rate movements may have on net interest income. ALCO reviews the impact of liquidity, loan and deposit pricing compared to its competition, capital adequacy and rate sensitivity, among other things, and determines appropriate policy direction to maintain or meet established ALCO guidelines. In prior years, the above interest-rate risk management processes were supplemented with re-pricing gap analysis. This was discontinued during 1999, as it did not meaningfully assist in the risk management process.

     Management uses off-balance sheet derivative contracts to help manage its exposure to interest rate risk by modifying the existing interest rate risk characteristics of on-balance sheet assets and liabilities. AMCORE does not have any derivatives that are held or issued for trading purposes. The derivatives utilized in the asset/liability management program predominately comprise interest rate swap and collar contracts. Most of these instruments are designed to hedge exposure to floating rate liabilities where, as noted above, AMCORE is most vulnerable to interest-rate risk. In addition, AMCORE owns some stand-alone interest rate caps and floors. The caps are also used to hedge exposure to increasing costs of floating rate liabilities. The interest rate floors are used to manage the exposure to falling interest rates of the originated mortgage servicing rights intangible asset.

     The swap contracts involve the exchange of fixed for variable or variable for fixed interest rate payments and are based on the notional amount of the contract. The cap, collar and floor contracts are also based on the notional amount of the contract. The collar, cap and floor contracts are purchased at a premium, which is amortized over the lives of the contracts. The notional amount of the swap, collar, cap and floor contracts only identify the size of the contracts and are used to calculate the interest payment amounts. The only credit risk exposure AMCORE has is in relation to the counterparties which all have investment grade credit ratings. All counterparties are expected to meet any outstanding interest payment obligations.

     The total notional amount of swap contracts outstanding was $100.0 million and $220.0 million as of December 31, 1999 and 1998, respectively. As of the end of 1999, swap contracts had an aggregate negative carrying value of $541,000 and a negative fair value of $351,000, for a net unrealized gain of $190,000. The total notional amount of collars outstanding was $100.0 million at December 31,1999, versus $125.0 million outstanding as of the end of 1998. As of the end of 1999, these collars had an aggregate carrying value of $465,000 and a fair value of $667,000 for a net unrealized gain of $202,000. The total notional amount of caps outstanding was $60.0 million at December 31, 1999, with $20.0 million outstanding caps as of the end of 1998. As of the end of 1999, the caps had an aggregate carrying value of $473,000 and a fair value of $1.0 million, for a net unrealized gain of $572,000. The total notional amount of floors outstanding was $20.0 million at December 31, 1999, versus $25.0 million outstanding as of the end of 1998. The floor contracts had a net aggregate carrying value of $67,000 and a fair value of $39,000, for a net unrealized loss of $28,000 as of the end of 1999. For further discussion of derivative contracts, see Notes 5 and 10 of the Notes to the Consolidated Financial Statements.

     Based upon a gradual increase in interest rates of 200 basis points over the next twelve months and no change in the slope of the yield curve, the potential decrease in net income for 2000 would be approximately $5.2 million. At the end of 1998, comparable assumptions would have resulted in a potential decrease in 1999 net income of $1.8 million. Thus, AMCORE's earnings at risk from a rising rate scenario are greater at the end of 1999 than they were at the end of 1998. A significant factor in this increased exposure is the reduced level of swap contracts that hedge interest rate risk on fixed-rate loans. A total notional amount of $95.0 million of the contracts in place at the beginning of 1999, that effectively converted a like amount of fixed rate loans to variable rate loans, were called during the year. The removal of the hedge is detrimental in a rising-rate environment. In addition, 1999 saw significant fixed-rate loan growth that was partially funded with variable rate deposits and borrowings. While there have been interest rate increases during the last half of 1999, and it is reasonably possible that there will be additional near-term interest rate increases in 2000, AMCORE does not expect increases to such an extent that they would approach the hypothetical loss in net interest income as stated above.

     Conversely, a gradual decrease in interest rates of 200 basis points over the next twelve months and no change in the slope of the yield curve would result in a potential increase in net income for 2000 of $3.2 million. The same assumptions at the end of 1998 would have resulted in a potential decline in net income of $4.8 million. AMCORE's position in a falling rate scenario has improved from an earnings at risk potential at the end of 1998 to earnings opportunities at the end of 1999. The factors noted above as harmful in a falling rising-rate environment are beneficial when rates decline. An additional factor for the improvement is decreased investments in interest only securities coupled with actual interest rate increases from a year ago. Together, these developments decreased the likelihood of impairment charges on these securities associated with a decline in interest rates. Based upon recent interest rate movements and current market expectations, AMCORE does not anticipate near-term interest rate decreases.

     AMCORE is shifting its rate sensitivity analysis from the "ramp" scenario (gradual changes in interest rates over a twelve-month period) used above, to a "shock" scenario (immediate changes in interest rates). AMCORE is making this change to facilitate multi-year modeling and to enhance its ability to understand, predict and manage the scenario that could result in the greatest risk and opportunity to the Company -- an immediate and substantial change in interest rates. Under a shock scenario, a 200 basis point increase in rates would result in a potential decrease in net income for 2000 of $10.7 million. A 200 basis point decrease in rates would result in a potential increase in net income for 2000 of $3.4 million. Apart from this, no material changes in how AMCORE's primary market risk exposure (i.e. interest-rate risk) is managed are anticipated.

     The amounts and assumptions used in the rising and falling rate scenarios should not be viewed as indicative of expected actual results. In addition to rising or falling interest rates, AMCORE's net interest income can be significantly impacted by a variety of external factors, such as those previously noted. In addition, as interest rates move, the ALCO is likely to adjust interest rate risk management strategies to limit, to the extent possible, the adverse impact that such changes in interest rates might otherwise have on AMCORE's net interest income, as well as maximize potential positive impacts such movements might have.

                                    TABLE 1

           ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

                                    TWELVE MONTHS ENDED               TWELVE MONTHS ENDED               TWELVE MONTHS ENDED
                                     DECEMBER 31, 1999                 DECEMBER 31, 1998                 DECEMBER 31, 1997
                              -------------------------------   -------------------------------   -------------------------------
                               AVERAGE                AVERAGE    AVERAGE                AVERAGE    AVERAGE                AVERAGE
                               BALANCE     INTEREST    RATE      BALANCE     INTEREST    RATE      BALANCE     INTEREST    RATE
                              ----------   --------   -------   ----------   --------   -------   ----------   --------   -------
                                                                        (IN THOUSANDS)
ASSETS
Interest-Earning Assets:
  Taxable securities........  $1,016,159   $ 65,331    6.43%    $1,152,198   $ 76,786    6.66%    $1,123,535   $ 77,076    6.86%
  Tax-exempt
    securities(1)...........     333,634     25,854    7.75%       339,965     26,845    7.90%       312,429     25,071    8.02%
                              ----------   --------    -----    ----------   --------   ------    ----------   --------   ------
    Total Securities(2).....  $1,349,793   $ 91,185    6.76%    $1,492,163   $103,631    6.95%    $1,435,964   $102,147    7.11%
  Mortgage loans held for
    sale(3).................      20,768      1,307    6.29%        30,837      1,886    6.12%        12,871        890    6.91%
  Loans (1)(4)..............   2,593,770    216,011    8.33%     2,218,972    193,588    8.66%     1,867,355    164,979    8.77%
  Other earning assets......      22,193      1,100    4.96%        15,210        729    4.73%        10,156        538    5.22%
  Fees on mortgage loans
    held for sale(3)........          --        606       --            --      1,037       --            --        639       --
                              ----------   --------    -----    ----------   --------   ------    ----------   --------   ------
      Total Interest-Earning
        Assets..............  $3,986,524   $310,209    7.76%    $3,757,182   $300,871    7.97%    $3,326,346   $269,193    8.06%
  Non Interest-Earning
    Assets:.................     230,138                           226,418                           193,883
                              ----------                        ----------                        ----------
        Total Assets........  $4,216,662                        $3,983,600                        $3,520,229
                              ==========                        ==========                        ==========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-Bearing
  Liabilities:
  Interest-bearing demand
    and savings deposits....  $  968,111   $ 28,375    2.93%    $  872,063   $ 25,940    2.97%    $  727,184   $ 20,170    2.77%
  Time deposits.............   1,624,495     89,007    5.48%     1,543,158     90,664    5.88%     1,374,796     80,905    5.88%
                              ----------   --------    -----    ----------   --------   ------    ----------   --------   ------
    Total interest-bearing
      deposits..............  $2,592,606   $117,382    4.53%    $2,415,221   $116,604    4.83%    $2,101,980   $101,075    4.81%
  Short-term borrowings.....     597,044     34,200    5.73%       606,768     34,855    5.68%       677,205     38,998    5.69%
  Long-term borrowings......     300,490     17,301    5.76%       278,603     16,668    5.98%       132,533      8,887    6.71%
                              ----------   --------    -----    ----------   --------   ------    ----------   --------   ------
    Total Interest-Bearing
      Liabilities...........  $3,490,140   $168,883    4.84%    $3,300,592   $168,127    5.08%    $2,911,718   $148,960    5.10%
Non Interest Bearing
  Liabilities:
  Demand deposits...........     360,417                           314,952                           297,443
  Other liabilities.........      56,382                            55,000                            42,072
                              ----------                        ----------                        ----------
    Total Liabilities.......  $3,906,939                        $3,670,544                        $3,251,233
Stockholders' Equity........     309,723                           313,056                           268,996
                              ----------                        ----------                        ----------
      Total Liabilities and
        Stockholders'
          Equity............  $4,216,662                        $3,983,600                        $3,520,229
                              ==========                        ==========                        ==========
Net Interest Income (FTE)...               $141,326                          $132,744                          $120,233
                                           ========                          ========                          ========
Net Interest Spread (FTE)...                           2.92%                             2.89%                             2.96%
                                                       =====                            ======                            ======
Interest Rate Margin
  (FTE).....................                           3.55%                             3.53%                             3.61%
                                                       =====                            ======                            ======

                                              TWELVE MONTHS ENDED                   TWELVE MONTHS ENDED
                                              DECEMBER 31, 1999/                    DECEMBER 31, 1998/
                                               DECEMBER 31, 1998                     DECEMBER 31, 1997
                                      -----------------------------------   -----------------------------------
                                       INCREASE     DUE TO                   INCREASE     DUE TO
                                      (DECREASE)   CHANGE IN   TOTAL NET    (DECREASE)   CHANGE IN   TOTAL NET
                                       AVERAGE      AVERAGE     INCREASE     AVERAGE      AVERAGE     INCREASE
                                        VOLUME       RATE      (DECREASE)     VOLUME       RATE      (DECREASE)
                                      ----------   ---------   ----------   ----------   ---------   ----------
                                                (IN THOUSANDS)                        (IN THOUSANDS)
Interest Income:
  Taxable securities................   $(8,820)     $(2,635)    $(11,455)    $ 1,075      $(1,365)    $  (290)
  Tax-exempt securities(1)..........      (495)        (496)        (991)      3,609       (1,835)      1,774
                                       -------      -------     --------     -------      -------     -------
    Total Securities(2).............    (9,678)      (2,768)     (12,446)      4,684       (3,200)      1,484
  Mortgage loans held for sale......      (633)          54         (579)      1,109         (113)        996
  Loans (1)(4)......................    30,366       (7,943)      22,423      30,168       (1,558)     28,610
  Other earning assets..............       291           80          371         246          (56)        190
  Fees on mortgage loans held for
    sale(3).........................        --         (431)        (431)         11          387         398
                                       -------      -------     --------     -------      -------     -------
  Total Interest-Earning Assets.....   $17,481      $(8,143)    $  9,338     $34,844      $(3,166)    $31,678
                                       =======      =======     ========     =======      =======     =======
Interest Expense:
  Interest-bearing demand and
    savings deposits................   $ 4,402      $(1,967)    $  2,435     $ 4,232      $ 1,538     $ 5,770
  Time deposits.....................     4,577       (6,234)      (1,657)      9,892         (133)      9,759
                                       -------      -------     --------     -------      -------     -------
    Total interest-bearing
      deposits......................     8,275       (7,497)         778      15,331          198      15,529
  Short-term borrowings.............      (801)         146         (655)     (4,081)         (62)     (4,143)
  Long-term borrowings..............     1,276         (643)         633       8,833       (1,052)      7,781
                                       -------      -------     --------     -------      -------     -------
  Total Interest-Bearing
    Liabilities.....................   $ 9,107      $(8,351)    $    756     $20,083      $  (916)    $19,167
                                       =======      =======     ========     =======      =======     =======
  Net Interest Margin/Net Interest
    Income (FTE)....................   $ 8,374      $   208     $  8,582     $14,761      $(2,250)    $12,511
                                       =======      =======     ========     =======      =======     =======

---------------

The above table shows the changes in interest income (tax equivalent "FTE") and interest expense attributable to volume and rate variances. The change in interest income (tax equivalent) due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

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

(4) The balances of non-accrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees.

                                    TABLE 2

            ANALYSIS OF LOAN AND LEASE PORTFOLIO AND LOSS EXPERIENCE

                                                            1999         1998         1997         1996         1995
                                                         ----------   ----------   ----------   ----------   ----------
                                                                                 (IN THOUSANDS)
Commercial, financial and agricultural.................  $  710,302   $  659,946   $  538,259   $  483,300   $  462,453
Real estate............................................   1,422,149    1,284,764    1,059,830      930,602      833,544
Real estate-construction...............................     121,216      105,574       60,624       53,039       44,134
Installment and consumer...............................     489,586      398,318      301,163      339,319      283,426
Direct lease financing.................................       3,489        3,127        3,172        2,066        1,117
                                                         ----------   ----------   ----------   ----------   ----------
  Gross Loans..........................................  $2,746,742   $2,451,729   $1,963,048   $1,808,326   $1,624,674
  Unearned income......................................        (129)        (211)        (374)      (1,205)      (4,309)
                                                         ----------   ----------   ----------   ----------   ----------
  Loans, net of unearned income........................  $2,746,613   $2,451,518   $1,962,674   $1,807,121   $1,620,365
  Allowance for loan and lease losses..................     (28,377)     (26,403)     (19,908)     (19,295)     (17,107)
                                                         ----------   ----------   ----------   ----------   ----------
Net Loans..............................................  $2,718,236   $2,425,115   $1,942,766   $1,787,826   $1,603,258
                                                         ==========   ==========   ==========   ==========   ==========
SUMMARY OF LOAN LOSS EXPERIENCE:
Allowance for loan and lease losses, beginning.........  $   26,403   $   19,908   $   19,295   $   17,107   $   17,246
Allowance for loan and lease losses acquired through
  merger...............................................          --        2,146           --           --           --
Amounts charged-off:
  Commercial, financial and agricultural...............       5,055        1,395        1,202          537        1,204
  Real estate..........................................         965          480          555          273        1,030
  Installment and consumer.............................       4,289        3,189        6,020        3,831        2,329
                                                         ----------   ----------   ----------   ----------   ----------
    Total Charge-offs..................................  $   10,309   $    5,064   $    7,777   $    4,641   $    4,563
                                                         ----------   ----------   ----------   ----------   ----------
Recoveries on amounts previously charged off:
  Commercial, financial and agricultural...............         424          678          356          301          533
  Real estate..........................................          48           47           63          281           15
  Installment and consumer.............................       1,261          695          926          819          711
                                                         ----------   ----------   ----------   ----------   ----------
    Total Recoveries...................................  $    1,733   $    1,420   $    1,345   $    1,401   $    1,259
                                                         ----------   ----------   ----------   ----------   ----------
    Net Charge-offs....................................  $    8,576   $    3,644   $    6,432   $    3,240   $    3,304
Provision charged to expense...........................      10,550        7,993        7,045        5,428        3,165
                                                         ----------   ----------   ----------   ----------   ----------
    Allowance for Loan and Lease Losses, Ending........  $   28,377   $   26,403   $   19,908   $   19,295   $   17,107
                                                         ==========   ==========   ==========   ==========   ==========
NON-PERFORMING LOANS AT YEAR-END:
Non-accrual............................................  $   18,419   $   18,179   $   19,491   $   12,019   $   11,410
Restructured...........................................          --           --          377          283        2,491
                                                         ----------   ----------   ----------   ----------   ----------
    Total Non-performing Loans.........................  $   18,419   $   18,179   $   19,868   $   12,302   $   13,901
                                                         ==========   ==========   ==========   ==========   ==========
Past due 90 days or more not included above............  $   10,197   $    7,272   $    3,386   $    3,692   $    1,534
                                                         ==========   ==========   ==========   ==========   ==========
RATIOS:
Allowance for loan and lease losses to year-end
  loans................................................        1.03%        1.08%        1.01%        1.07%        1.06%
Allowance to non-performing loans......................      154.06%      145.24%      100.20%      156.84%      123.06%
Net charge-offs to average loans.......................        0.33%        0.16%        0.34%        0.19%        0.21%
Recoveries to charge-offs..............................       16.81%       28.04%       17.29%       30.19%       27.59%
Non-performing loans to loans, net of unearned
  income...............................................        0.67%        0.74%        1.01%        0.68%        0.86%

     The allocation of the allowance for loan and lease losses at December 31, was as follows:

                               1999                   1998                   1997                   1996
                       --------------------   --------------------   --------------------   --------------------
                                 PERCENT OF             PERCENT OF             PERCENT OF             PERCENT OF
                                  LOANS IN               LOANS IN               LOANS IN               LOANS IN
                       AMOUNT     CATEGORY    AMOUNT     CATEGORY    AMOUNT     CATEGORY    AMOUNT     CATEGORY
                       -------   ----------   -------   ----------   -------   ----------   -------   ----------
                                                            (IN THOUSANDS)
Commercial, financial
  and agricultural...  $7,863       26.0%     $6,845       27.1%     $5,617       27.6%     $5,293       26.9%
Real estate..........   3,581       56.2       1,884       56.7       1,697       57.1       2,307       54.4
Installment and
  consumer...........   7,471       17.8       4,512       16.2       4,207       15.3       4,019       18.7
Impaired loans.......   4,469          *       3,854          *       2,311          *       1,496          *
Unallocated..........   4,993          *       9,308          *       6,076          *       6,180          *
                       -------     -----      -------     -----      -------     -----      -------     -----
  Total..............  $28,377     100.0%     $26,403     100.0%     $19,908     100.0%     $19,295     100.0%
                       =======     =====      =======     =====      =======     =====      =======     =====

                               1995
                       --------------------
                                 PERCENT OF
                                  LOANS IN
                       AMOUNT     CATEGORY
                       -------   ----------
                          (IN THOUSANDS)
Commercial, financial
  and agricultural...  $5,888       28.6%
Real estate..........   2,079       54.2
Installment and
  consumer...........   3,075       17.2
Impaired loans.......   1,185          *
Unallocated..........   4,880          *
                       -------     -----
  Total..............  $17,107     100.0%
                       =======     =====

---------------

* Not applicable

                                    TABLE 3

                   MATURITY AND INTEREST SENSITIVITY OF LOANS

                                                                            DECEMBER 31, 1999
                                                    -----------------------------------------------------------------
                                                                                                    LOANS DUE AFTER
                                                      TIME REMAINING TO MATURITY                       ONE YEAR
                                                    -------------------------------               -------------------
                                                                   ONE       AFTER                 FIXED     FLOATING
                                                    DUE WITHIN   TO FIVE     FIVE                 INTEREST   INTEREST
                                                     ONE YEAR     YEARS      YEARS      TOTAL       RATE       RATE
                                                    ----------   --------   -------    --------   --------   --------
                                                                             (IN THOUSANDS)
Commercial, financial and agricultural............   $294,058    $336,015   $80,229    $710,302   $310,878   $105,366
Real estate-construction..........................     36,935      53,300     9,590      99,825     59,842      3,048
                                                     --------    --------   -------    --------   --------   --------
  Total...........................................   $330,993    $389,315   $89,819    $810,127   $370,720   $108,414
                                                     ========    ========   =======    ========   ========   ========

                                    TABLE 4

                             MATURITY OF SECURITIES

                                                                          DECEMBER 31, 1999
                                    ---------------------------------------------------------------------------------------------
                                                            U.S.            STATES AND         CORPORATE
                                                         GOVERNMENT         POLITICAL         OBLIGATIONS
                                     U.S. TREASURY        AGENCIES       SUBDIVISIONS(1)       AND OTHER             TOTAL
                                    ---------------   ----------------   ----------------   ----------------   ------------------
                                    AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT    YIELD     AMOUNT     YIELD
                                    -------   -----   --------   -----   --------   -----   --------   -----   ----------   -----
                                                                           (IN THOUSANDS)
Securities Available for Sale(2):
One year or less..................  $36,971   5.68%   $  4,465   5.74%   $ 13,725   8.12%   $ 14,703   5.26%   $   69,864   6.07%
After one through five years......  24,408    5.96%      5,180   5.85%     72,823   7.57%      3,421   7.16%      105,832   7.10%
After five through ten years......      --      --       1,003   8.06%     77,753   7.71%         --     --        78,756   7.71%
After ten years...................      --      --      20,898   7.16%    125,202   7.88%     26,175   6.42%      172,275   7.58%
Mortgage-backed and asset-backed
  securities(3)...................      --      --     716,310   6.65%         --     --      84,359   6.89%      800,669   6.67%
                                    -------   ----    --------   ----    --------   ----    --------   ----    ----------   ----
  TOTAL SECURITIES AVAILABLE FOR
    SALE..........................  $61,379   5.79%   $747,856   6.65%   $289,503   7.77%   $128,658   6.62%   $1,227,396   6.87%
                                    -------   ----    --------   ----    --------   ----    --------   ----    ----------   ----
Securities Held to Maturity:
One year or less..................  $  250    6.38%   $     --     --    $  1,566   7.35%   $      1   7.38%   $    1,817   7.22%
After one through five years......     803    5.79%         --     --       7,815   7.42%         --     --         8,618   7.26%
After five through ten years......      --      --          --     --       2,342   7.58%         --     --         2,342   7.58%
After ten years...................      --      --          25   8.25%      1,175   7.72%         --     --         1,200   7.73%
                                    -------   ----    --------   ----    --------   ----    --------   ----    ----------   ----
  TOTAL SECURITIES HELD TO
    MATURITY......................  $1,053    5.93%   $     25   8.25%   $ 12,898   7.47%   $      1   7.38%   $   13,977   7.35%
                                    -------   ----    --------   ----    --------   ----    --------   ----    ----------   ----
  TOTAL SECURITIES................  $62,432   5.80%   $747,881   6.65%   $302,401   7.76%   $128,659   6.62%   $1,241,373   6.88%
                                    =======   ====    ========   ====    ========   ====    ========   ====    ==========   ====

---------------

(1) Yields were calculated on a tax equivalent basis assuming a federal tax rate of 35%.

(2) Yields were calculated based on amortized cost.

(3) Mortgage-backed and asset-backed security maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties. Therefore, these securities are not included within the maturity categories above.

                                    TABLE 5

                   MATURITY OF TIME DEPOSITS $100,000 OR MORE

                                                                           DECEMBER 31, 1999
                                                  -------------------------------------------------------------------
                                                                      TIME REMAINING TO MATURITY
                                                  -------------------------------------------------------------------
                                                   DUE WITHIN     THREE TO    SIX TO TWELVE   AFTER TWELVE
                                                  THREE MONTHS   SIX MONTHS      MONTHS          MONTHS       TOTAL
                                                  ------------   ----------   -------------   ------------   --------
                                                                            (IN THOUSANDS)
Certificates of deposit.........................    $129,581      $158,906      $221,759        $204,567     $714,813
Other time deposits.............................       1,323           784         7,571           7,159       16,837
                                                    --------      --------      --------        --------     --------
  Total.........................................    $130,904      $159,690      $229,331        $211,726     $731,651
                                                    ========      ========      ========        ========     ========

                                    TABLE 6

                           INTEREST RATE SENSITIVITY

     The following table provides information about the Company's derivative financial instruments and other financial instruments used for purposes other than trading that are sensitive to changes in interest rates. For loans, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as any anticipated prepayments.

     For core deposits (demand deposit accounts, interest checking, savings, and money market deposits) that have no contractual maturity, the table was constructed using published regulatory guidelines.

     For interest rate swaps, caps, floors and collars, the table presents notional amounts and, if applicable, weighted-average interest rates by contractual maturity date or call date. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

     Weighted-average variable rates are based on the implied forward rates in the yield curve at the reporting date. See Note 5 for the fair value of the financial instruments for 1998.

                                                                                              THERE-                    FAIR
AT DECEMBER 31, 1999:                  2000        2001       2002       2003       2004      AFTER       TOTAL        VALUE
---------------------               ----------   --------   --------   --------   --------   --------   ----------   ----------
                                                                          (IN THOUSANDS)
RATE SENSITIVE ASSETS:
Fixed Interest Rate Loans.........  $  654,615   $406,076   $360,668   $256,941   $218,150   $163,619   $2,060,069   $2,112,610
  Average Interest Rate...........       7.87%      8.22%      8.14%      7.99%      7.90%     7.50%         7.98%
Variable Interest Rate Loans......     353,864     86,177     69,691     45,094     39,107    92,611       686,544      696,723
  Average Interest Rate...........       8.98%      8.30%      8.47%      8.52%      8.45%     8.56%         8.73%
Fixed Interest Rate Securities....      93,822    125,977     95,704     77,846     61,984   613,800     1,069,133    1,068,974
  Average Interest Rate...........       6.26%      6.43%      6.26%      6.40%      6.27%     6.12%         6.21%
Variable Interest Rate
  Securities......................      12,459      6,297      6,320      8,087      7,358   131,719       172,240      172,240
  Average Interest Rate...........       7.91%     10.53%      9.74%      8.71%      8.22%     6.92%         7.37%
Other Interest-Bearing Assets.....       6,039         --         --         --         --        --         6,039        6,039
  Average Interest Rate...........       5.43%         --         --         --         --        --         5.43%

RATE SENSITIVE LIABILITIES:
Non-Interest-bearing checking.....  $  127,017   $     --   $150,787   $     --   $ 75,666   $24,859    $  378,329   $  333,686
  Average Interest Rate...........          --         --         --         --         --        --            --
Savings & Interest-bearing
  checking........................     310,792         --    502,988         --     78,159    78,159       970,098      937,303
  Average Interest Rate...........       4.35%         --      3.24%         --      1.71%     1.71%         3.35%
Time-deposits.....................   1,168,920    289,560     79,429     50,849     31,995    47,228     1,667,981    1,665,665
  Average Interest Rate...........       5.47%      5.55%      5.86%      5.63%      5.86%     6.70%         5.55%
Fixed Interest Rate Borrowings....     515,952     59,201     42,543      3,000     40,270    78,997       739,963      747,407
  Average Interest Rate...........       5.91%      5.34%      5.98%      5.25%      5.50%     7.36%         6.00%
Variable Interest Rate
  Borrowings......................     194,705     50,000         --         --         --        --       244,705      244,525
  Average Interest Rate...........       5.27%      5.33%         --         --         --        --         5.28%

RATE SENSITIVE DERIVATIVE
  FINANCIAL INSTRUMENTS
Pay variable/received fixed
  swap............................  $       --   $     --   $     --   $     --   $     --   $40,000    $   40,000   $     (569)
  Average pay rate................          --         --         --         --         --     5.96%         5.96%
  Average receive rate............          --         --         --         --         --     6.97%         6.97%
  Index: 3 mo. libor-reset
    quarterly
  Callable semiannually
Pay fixed/received variable
  swap............................      25,000         --         --         --         --        --        25,000          169
  Average pay rate................       8.52%         --         --         --         --        --         8.52%
  Average receive rate............       8.75%         --         --         --         --        --         8.75%
  Index: Prime-resets monthly
Pay fixed/received variable
  swap............................          --     20,000         --         --         --        --        20,000           27
  Average pay rate................          --      6.46%         --         --         --        --         6.46%
  Average receive rate............          --      6.07%         --         --         --        --         6.07%
  Index: 3 mo. libor-resets
    quarterly
Pay fixed/received variable
  swap............................      15,000         --         --         --         --        --        15,000           22
  Average pay rate................       5.72%         --         --         --         --        --         5.72%
  Average receive rate............       6.17%         --         --         --         --        --         6.17%
  Index: 3 mo. libor-resets
    quarterly

                                                                                              THERE-                    FAIR
AT DECEMBER 31, 1999:                  2000        2001       2002       2003       2004      AFTER       TOTAL        VALUE
---------------------               ----------   --------   --------   --------   --------   --------   ----------   ----------
                                                                          (IN THOUSANDS)
RATE SENSITIVE DERIVATIVE
  FINANCIAL INSTRUMENTS
Interest rate caps................  $       --   $     --   $ 20,000   $ 20,000   $     --   $    --    $   40,000   $      724
  Average strike rate.............          --         --      5.75%      5.75%         --        --         5.75%
  Index: 3 mo. Treasury-resets
    quarterly
Interest rate caps................          --         --         --         --     20,000        --        20,000          321
  Average strike rate.............          --         --         --         --      8.00%        --         8.00%
  Index: 3 mo. libor-resets
    quarterly
Interest rate floors..............          --         --         --     10,000         --        --        10,000           14
  Average strike rate.............          --         --         --      4.75%         --        --         4.75%
  Index: 3 mo. libor-resets
    quarterly
    Interest rate floors..........          --         --         --     10,000         --        --        10,000           25
  Average strike rate.............          --         --         --      5.25%         --        --         5.25%
  Index: 10 year CMT-resets
    quarterly
Interest rate collars.............          --     50,000         --         --         --        --        50,000          397
  Floor rate......................          --      5.50%         --         --         --        --         5.50%
  Cap rate........................          --      5.90%         --         --         --        --         5.90%
  Index: 1 mo. libor-resets
    monthly
Interest rate collars.............      15,000     25,000     10,000         --         --        --        50,000          270
  Floor rate......................       5.61%      5.61%      5.61%         --         --        --         5.61%
  Cap rate........................       6.31%      6.31%      6.31%         --         --        --         6.31%
  Index: 3 mo. libor-resets
    monthly

                                                                                                   THERE-
AT DECEMBER 31, 1998:                       1999        2000       2001       2002       2003      AFTER       TOTAL
---------------------                    ----------   --------   --------   --------   --------   --------   ----------
                                                                         (IN THOUSANDS)
RATE SENSITIVE ASSETS:
Fixed interest rate loans..............  $  588,990   $365,262   $342,241   $168,894   $181,485  $104,457    $1,751,329
  Average interest rate................       8.49%      8.42%      8.42%      8.33%      8.02%     8.18%         8.38%
Variable interest rate loans...........     331,862     72,287     41,460     26,780     16,979   210,821       700,189
  Average interest rate................       8.44%      7.80%      7.99%      7.98%      8.38%     7.95%         8.18%
Fixed interest rate securities.........     284,444    197,999    141,469    105,791     91,873   386,091     1,207,668
  Average interest rate................       6.05%      6.03%      6.06%      5.96%      5.96%     5.57%         5.88%
Variable interest rate securities......      14,802     14,467     12,727     11,586     10,517    71,907       136,006
  Average interest rate................       6.48%      6.55%      6.58%      6.57%      6.63%     6.61%         6.59%
Other interest-bearing assets..........      22,824         --         --         --         --        --        22,824
  Average interest rate................       4.37%         --         --         --         --        --         4.37%

RATE SENSITIVE LIABILITIES:
Non interest-bearing checking..........  $   34,600   $     --   $181,866   $     --   $ 96,103   $25,141    $  337,710
  Average interest rate................          --         --         --         --         --        --            --
Savings & interest-bearing checking....     354,023         --    484,616         --     87,908    87,908     1,014,455
  Average interest rate................       3.65%         --      2.69%         --      1.73%     1.73%         2.86%
Time-deposits..........................   1,024,813    325,310    124,243     34,470     45,963    40,760     1,595,559
  Average interest rate................       5.57%      5.75%      5.44%      5.87%      5.53%     7.37%         5.65%
Fixed interest rate borrowings.........     276,628    177,057        835     58,817      7,083   137,494       657,914
  Average interest rate................       5.43%      5.45%      7.26%      5.32%      5.20%     6.34%         5.61%
Variable interest rate borrowings......     123,657         --      5,000         --         --    42,000       170,658
  Average interest rate................       4.93%         --      5.24%         --         --     5.13%         4.99%

RATE SENSITIVE DERIVATIVE FINANCIAL
  INSTRUMENTS
Pay variable/received fixed swap.......  $   40,000   $     --   $     --   $     --   $     --   $    --    $   40,000
  Average pay rate.....................       5.15%         --         --         --         --        --         5.15%
  Average receive rate.................       6.97%         --         --         --         --        --         6.97%
Pay fixed/received variable swap.......      25,000     25,000    130,000         --         --        --       180,000
  Average pay rate.....................       5.25%      8.52%      7.88%         --         --        --         7.60%
  Average receive rate.................       5.59%      7.75%      7.11%         --         --        --         6.99%
Interest rate caps.....................      25,000     15,000     72,000     33,000         --        --       145,000
  Average strike rate..................       6.31%      6.31%      6.02%      5.93%         --        --         6.08%
  Forward rate.........................       5.10%      5.09%      5.16%      5.21%         --        --         5.15%
Interest rate floors...................      50,000     15,000     75,000     10,000         --        --       150,000
  Average strike rate..................       5.31%      5.61%      5.54%      5.61%         --        --         5.47%
  Forward rate.........................       5.10%      5.09%      5.16%      5.20%         --        --         5.14%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                       AS OF DECEMBER 31,
                                                                                    ------------------------
                                                                                       1999          1998
                                                                                    ----------    ----------
                                                                                         (IN THOUSANDS,
                                                                                       EXCEPT SHARE DATA)
ASSETS
  Cash and cash equivalents.....................................................    $  179,113    $  144,199
  Interest earning deposits in banks............................................         6,039        13,397
  Federal funds sold and other short-term investments...........................            --         9,427
  Loans and leases held for sale................................................        13,974        46,836
  Securities available for sale.................................................     1,227,396     1,327,532
  Securities held to maturity (fair value of $13,818 in 1999; $16,371 in
    1998).......................................................................        13,977        16,142
                                                                                    ----------    ----------
    Total Securities............................................................    $1,241,373    $1,343,674
  Loans and leases, net of unearned income......................................     2,746,613     2,451,518
  Allowance for loan and lease losses...........................................       (28,377)      (26,403)
                                                                                    ----------    ----------
    Net Loans and Leases........................................................    $2,718,236    $2,425,115
  Premises and equipment, net...................................................        55,618        58,763
  Intangible assets, net........................................................        17,102        19,028
  Foreclosed real estate........................................................         2,675         2,321
  Other assets..................................................................       113,491        85,073
                                                                                    ----------    ----------
    TOTAL ASSETS................................................................    $4,347,621    $4,147,833
                                                                                    ==========    ==========
LIABILITIES
  Deposits:
    Demand deposits.............................................................    $1,202,632    $1,169,835
    Savings deposits............................................................       145,795       182,330
    Other time deposits.........................................................     1,667,981     1,595,559
                                                                                    ----------    ----------
      Total Deposits............................................................    $3,016,408    $2,947,724
    Short-term borrowings.......................................................       699,398       498,211
    Long-term borrowings........................................................       285,270       330,361
    Other liabilities...........................................................        52,817        55,454
                                                                                    ----------    ----------
    TOTAL LIABILITIES...........................................................    $4,053,893    $3,831,750
                                                                                    ----------    ----------
STOCKHOLDERS' EQUITY
  Preferred stock, $1 par value: authorized 10,000,000 shares; issued none......    $       --    $       --
  Common stock, $.22 par value: authorized 45,000,000 shares;
                        1999
                        ----------    1998
                                      ------------------------------------------
    Issued              29,648,571    29,593,495
    Outstanding         27,949,431    28,837,698                                         6,585         6,572
  Additional paid-in capital....................................................        74,244        75,260
  Retained earnings.............................................................       271,781       247,486
  Deferred compensation non-employee directors..................................        (1,533)       (1,706)
  Treasury stock................................................................       (30,442)       (8,263)
  Accumulated other comprehensive loss..........................................       (26,907)       (3,266)
                                                                                    ----------    ----------
    TOTAL STOCKHOLDERS' EQUITY..................................................    $  293,728    $  316,083
                                                                                    ----------    ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................    $4,347,621    $4,147,833
                                                                                    ==========    ==========

          See accompanying notes to consolidated financial statements.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------
                                                                  1999          1998          1997
                                                               -----------   -----------   -----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
  Interest and fees on loans and leases.....................    $215,173     $192,974      $164,520
  Interest on securities:
     Taxable................................................      65,331       76,786        77,076
     Tax-exempt.............................................      16,805       17,449        16,296
                                                                --------     --------      --------
       Total Income from Securities.........................    $ 82,136     $ 94,235      $ 93,372
  Interest on federal funds sold and other short-term
     investments............................................         304          364           448
  Interest and fees on loans and leases held for sale.......       1,913        2,923         1,529
  Interest on deposits in banks.............................         796          365            90
                                                                --------     --------      --------
       TOTAL INTEREST INCOME................................    $300,322     $290,861      $259,959
INTEREST EXPENSE
  Interest on deposits......................................    $118,009     $116,604      $101,075
  Interest on short-term borrowings.........................      32,573       34,855        38,998
  Interest on long-term borrowings..........................      18,301       16,668         8,887
                                                                --------     --------      --------
     Total Interest Expense.................................    $168,883     $168,127      $148,960
                                                                --------     --------      --------
     NET INTEREST INCOME....................................    $131,439     $122,734      $110,999
  Provision for loan and lease losses.......................      10,550        7,993         7,045
                                                                --------     --------      --------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE
     LOSSES.................................................    $120,889     $114,741      $103,954
NON-INTEREST INCOME
  Trust and asset management income.........................    $ 28,872     $ 23,721      $ 16,451
  Service charges on deposits...............................      10,176        8,831         7,837
  Mortgage revenues.........................................       6,930       10,560         5,827
  Insurance revenues........................................       1,735        1,875         1,584
  Collection fee income.....................................          --         --           2,105
  Other.....................................................       9,733        9,334        10,599
                                                                --------     --------      --------
     TOTAL NON-INTEREST INCOME, EXCLUDING NET REALIZED
       SECURITY GAINS.......................................    $ 57,446     $ 54,321      $ 44,403
  Net realized security gains...............................         530        4,427         4,198
                                                                --------     --------      --------
     TOTAL NON-INTEREST INCOME..............................    $ 57,976     $ 58,748      $ 48,601
OPERATING EXPENSES
  Compensation expense......................................    $ 55,598     $ 51,469      $ 47,199
  Employee benefits.........................................      13,441       12,964        11,659
  Net occupancy expense.....................................       6,711        6,750         6,490
  Equipment expense.........................................       9,026        7,895        10,816
  Data processing expense...................................       7,150        5,339         2,654
  Professional fees.........................................       5,262        5,723         6,366
  Advertising and business development......................       3,597        3,771         2,827
  Amortization of intangible assets.........................       1,991        2,536         2,212
  Impairment on loans held for sale.........................          --         --           4,955
  Other.....................................................      20,834       23,147        19,795
                                                                --------     --------      --------
     TOTAL OPERATING EXPENSES...............................    $123,610     $119,594      $114,973
                                                                --------     --------      --------
  INCOME BEFORE INCOME TAXES................................    $ 55,255     $ 53,895      $ 37,582
Income taxes................................................      15,106       14,314         8,918
                                                                --------     --------      --------
  NET INCOME................................................    $ 40,149     $ 39,581      $ 28,664
                                                                ========     ========      ========
  Basic Earnings Per Common Share...........................    $   1.42     $   1.39      $   1.07
  Diluted Earnings Per Common Share.........................        1.40         1.36          1.05
  Dividends Per Common Share................................        0.56         0.54          0.45
  Average Common Shares Outstanding.........................      28,304       28,515        26,862
  Average Diluted Shares Outstanding........................      28,730       29,098        27,405

          See accompanying notes to consolidated financial statements.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                     ACCUMULATED
                                                                            DEFERRED                    OTHER
                                                  ADDITIONAL              COMPENSATION              COMPREHENSIVE       TOTAL
                                         COMMON    PAID-IN     RETAINED   NON-EMPLOYEE   TREASURY      INCOME       STOCKHOLDERS'
                                         STOCK     CAPITAL     EARNINGS    DIRECTORS      STOCK        (LOSS)          EQUITY
                                         ------   ----------   --------   ------------   --------   -------------   -------------
                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT DECEMBER 31, 1996...........  $6,134    $68,047     $191,485     $(1,382)     $ (4,908)    $ (1,956)       $257,420
                                         ------    -------     --------     -------      --------     --------        --------
Comprehensive Income:
 Net Income............................     --          --       28,664          --            --           --          28,664
   Unrealized holding gains on
     securities available for sale
     arising during the period.........     --          --           --          --            --       13,951          13,951
   Less reclassification adjustment for
     realized gains included in net
     income............................     --          --           --          --            --       (4,198)         (4,198)
   Income tax expense related to items
     of other comprehensive income.....     --          --           --          --            --          577             577
                                         ------    -------     --------     -------      --------     --------        --------
Net unrealized gains (losses) on
 securities available for sale.........     --          --           --          --            --       10,330          10,330
                                         ------    -------     --------     -------      --------     --------        --------
Comprehensive Income...................     --          --       28,664          --            --       10,330          38,994
                                         ------    -------     --------     -------      --------     --------        --------
 Cash dividends on common stock-$.45
   per share...........................     --          --      (12,130)         --            --           --         (12,130)
 Purchase of AMCORE Bank Belleville
   minority interest...................     --       1,768       (1,784)         --            --           --             (16)
 Purchase of 53,000 shares for the
   treasury............................     --          --           --          --        (1,327)          --          (1,327)
 Three-for-two stock split fractional
   share payments......................     --         (18)          --          --            --           --             (18)
 Reissuance of 18,486 treasury shares
   for Non-Employee Directors stock
   plan................................     --         244           --        (356)          112           --              --
 Issuance of 16,377 common shares for
   directors stock plan................      4         106           --        (110)           --           --              --
 Deferred compensation expense.........     --          --           --         370            --           --             370
 Reissuance of 267,057 treasury shares
   for employee incentive plans........     --       2,699           --          --         1,054           --           3,753
 Issuance of 63,743 common shares for
   employee incentive plan.............     14         416           --          --            --           --             430
                                         ------    -------     --------     -------      --------     --------        --------
BALANCE AT DECEMBER 31, 1997...........  $6,152    $73,262     $206,235     $(1,478)     $ (5,069)    $  8,374        $287,476
                                         ======    =======     ========     =======      ========     ========        ========
Comprehensive Income:
 Net Income............................     --          --       39,581          --            --           --          39,581
   Unrealized holding losses on
     securities available for sale
     arising during the period.........     --          --           --          --            --       (5,441)         (5,441)
   Less reclassification adjustment for
     realized gains included in net
     income............................     --          --           --          --            --       (4,427)         (4,427)
   Income tax expense related to items
     of other comprehensive income.....     --          --           --          --            --       (1,950)         (1,950)
                                         ------    -------     --------     -------      --------     --------        --------
Net unrealized gains (losses) on
 securities available for sale.........     --          --           --          --            --      (11,818)        (11,818)
                                         ------    -------     --------     -------      --------     --------        --------
Comprehensive Income...................     --          --       39,581          --            --      (11,818)         27,763
                                         ------    -------     --------     -------      --------     --------        --------
 Cash dividends on common stock-$.54
   per share...........................     --          --      (15,404)         --            --           --         (15,404)
 Issuance of 1,912,357 common shares
   for Midwest Federal Financial
   Corp. ..............................    420       2,314       17,074          --            --          178          19,986
 Reissuance of 340,471 treasury shares
   for Investors Management Group......     --         578           --          --         7,944           --           8,522
 Purchase of 826,980 shares for the
   treasury............................     --          --           --          --       (19,745)          --         (19,745)
 Reissuance of 27,174 treasury shares
   for Non-Employee Directors stock
   plan................................     --         290           --        (692)          402           --              --
 Deferred compensation expense.........     --          --           --         464            --           --             464
 Reissuance of 462,109 treasury shares
   for employee incentive plans........     --      (1,366)          --          --         8,206           --           6,840
 Repayment of ESOP loan, 37 shares
   returned to treasury................     --         182           --          --            (1)          --             181
                                         ------    -------     --------     -------      --------     --------        --------
BALANCE AT DECEMBER 31, 1998...........  $6,572...  $75,260    $247,486     $(1,706)     $ (8,263)    $ (3,266)       $316,083
                                         ======    =======     ========     =======      ========     ========        ========

                                                                                                     ACCUMULATED
                                                                            DEFERRED                    OTHER
                                                  ADDITIONAL              COMPENSATION              COMPREHENSIVE       TOTAL
                                         COMMON    PAID-IN     RETAINED   NON-EMPLOYEE   TREASURY      INCOME       STOCKHOLDERS'
                                         STOCK     CAPITAL     EARNINGS    DIRECTORS      STOCK        (LOSS)          EQUITY
                                         ------   ----------   --------   ------------   --------   -------------   -------------
                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
Comprehensive Income:
 Net Income............................     --          --       40,149          --            --           --          40,149
 Unrealized holding losses on
   securities available for sale
   arising during the period...........     --          --           --          --            --      (44,289)        (44,289)
 Less reclassification adjustment for
   realized gains included in net
   income..............................     --          --           --          --            --         (530)           (530)
 Income tax expense related to items of
   other comprehensive income..........     --          --           --          --            --       21,178          21,178
                                         ------    -------     --------     -------      --------     --------        --------
Net unrealized gains (losses) on
 securities available for sale.........     --          --           --          --            --      (23,641)        (23,641)
                                         ------    -------     --------     -------      --------     --------        --------
Comprehensive Income...................     --          --       40,149          --            --      (23,641)         16,508
                                         ------    -------     --------     -------      --------     --------        --------
 Cash dividends on common stock-$.56
   per share...........................     --          --      (15,854)         --            --           --         (15,854)
 Purchase of 1,315,679 shares for the
   treasury............................     --          --           --          --       (30,527)          --         (30,527)
 Reissuance of 14,393 treasury shares
   for Non-Employee Directors stock
   plan................................     --          (9)          --        (321)          330           --              --
 Deferred compensation expense.........     --          --           --         494            --           --             494
 Reissuance of 356,817 treasury shares
   under incentive stock option
   plans...............................     --          --           --          --            --           --              --
 Reissuance of 357,967 treasury shares
   for employee incentive plans........     --      (1,967)          --          --         8,019           --           6,052
 Issuance of 55,076 common shares for
   Employee Stock Plan.................     13         960           --          --            --           --             973
 Repayment of ESOP loan, 24 shares
   returned to treasury................     --          --           --          --            (1)          --              (1)
                                         ------    -------     --------     -------      --------     --------        --------
BALANCE AT DECEMBER 31, 1999...........  $6,585...  $74,244    $271,781     $(1,533)     $(30,442)    $(26,907)       $293,728
                                         ======    =======     ========     =======      ========     ========        ========

          See accompanying notes to consolidated financial statements.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  40,149   $  39,581   $  28,664
Adjustments to reconcile net income to net income to net
  cash provided by operating activities:
    Depreciation and amortization of premises and
      equipment.............................................      7,165       6,854       5,391
    Amortization and accretion of securities, net...........      9,033      10,252       2,081
    Provision for loan and lease losses.....................     10,550       7,993       7,045
    Amortization of intangible assets.......................      1,991       2,536       2,212
    Net gain on sale of securities available for sale.......       (530)     (4,427)     (4,198)
    Impairment on loans held for sale.......................         --          --       4,955
    Impairment of long-lived assets.........................         --          --       2,081
    Deferred income taxes...................................       (596)     (1,154)     (3,817)
    Originations of loans held for sale.....................   (270,404)   (478,921)   (217,020)
    Proceeds from sales of loans held for sale..............    303,266     463,811     208,896
    Other, net..............................................    (14,810)      7,711        (397)
                                                              ---------   ---------   ---------
      Net cash provided by operating activities.............  $  85,814   $  54,236   $  35,893
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale...  $ 324,914   $ 487,143   $ 205,772
Proceeds from maturities of securities held to maturity.....      3,162       2,425       9,982
Proceeds from sales of securities available for sale........    153,935     405,906     487,813
Purchase of securities held to maturity.....................     (1,003)     (4,411)    (14,197)
Purchase of securities available for sale...................   (406,745)   (777,576)   (857,278)
Net decrease (increase) in federal funds sold and other
  short-term investments....................................      9,427      (8,794)     24,398
Net decrease (increase) in interest earning deposits in
  banks.....................................................      7,358     (11,186)     (1,373)
Proceeds from the sale of credit card receivables...........         --       5,815      15,457
Proceeds from the sale of loans and leases..................     22,756       6,047       1,798
Loans and leases made to customers and principal collection
  of loans and leases, net..................................   (348,827)   (335,458)   (194,449)
Proceeds from sale of collection agency.....................         --          --         700
Premises and equipment expenditures, net....................     (4,010)     (6,515)     (6,164)
Investment in company owned life insurance..................       (127)    (10,798)     (1,816)
Proceeds from the sale of foreclosed real estate............      2,931       2,294       1,259
Net cash and cash equivalents acquired through
  acquisitions..............................................         --       5,763          --
                                                              ---------   ---------   ---------
      Net cash used for investing activities................  $(236,229)  $(239,345)  $(328,098)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in demand deposits and savings
  accounts..................................................  $  (3,738)  $ 191,183   $  53,143
Net increase in other time deposits.........................     72,422      65,897     122,410
Net increase (decrease) in short-term borrowings............    126,037    (178,948)     29,175
Proceeds from long-term borrowings..........................     96,500     174,800     111,872
Payment of long-term borrowings.............................    (66,535)       (533)    (15,250)
Dividends paid..............................................    (15,854)    (15,404)    (12,130)
Issuance of common stock for employee incentive plans.......        973          --         430
Issuance of treasury stock for employee benefit incentive
  plans.....................................................      6,051       6,840       3,753
Purchase of treasury stock..................................    (30,527)    (19,745)     (1,327)
                                                              ---------   ---------   ---------
      Net cash provided by financing activities.............  $ 185,329   $ 224,090   $ 292,076
                                                              ---------   ---------   ---------
Net change in cash and cash equivalents.....................  $  34,914   $  38,981   $    (129)
Cash and cash equivalents:
  Beginning of year.........................................    144,199     105,218     105,347
                                                              ---------   ---------   ---------
  End of year...............................................  $ 179,113   $ 144,199   $ 105,218
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
  Interest paid to depositors...............................  $ 116,685   $ 115,003   $  99,002
  Interest paid on borrowings...............................     50,808      52,517      46,282
  Income taxes paid.........................................     14,516      14,425      11,616
NON-CASH INVESTING AND FINANCING
Foreclosed real estate -- acquired in settlement of loans...      3,394       3,308       2,147
Transfer of securities held to maturity to available for
  sale......................................................         --          --      31,018
Transfer of short-term investments to securities available
  for sale..................................................         --          --       1,230
Transfer of loans and leases to loans held for sale.........         --          --      14,970
Transfer of long-term borrowings to short-term borrowings...     75,150      28,150      69,253
Common stock issued for Midwest Federal Financial Corp......         --      19,986          --
Common stock issued for Investors Management Group, Ltd.....         --       8,522          --
Non-cash transfer of loans to securities....................     19,174          --          --

          See accompanying notes to consolidated financial statements.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998, AND 1997

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

DESCRIPTION OF THE BUSINESS

     The Company is a bank holding company headquartered in Rockford, Illinois, and conducts its principal business activities with businesses and individuals located within northern Illinois and south-central Wisconsin. The primary business of the Company is the extension of credit and the collection of deposits with commercial and industrial, agricultural, real estate and consumer loan customers throughout northern Illinois and south-central Wisconsin. Although the Company has a diversified loan portfolio, adverse changes in the local economy would have a direct impact on the credit risk in the portfolio.

     The Company also offers a variety of financial services through its financial services subsidiaries. These include mortgage banking, personal and employee benefit trust administration for individuals, estates and corporations, consumer finance, investment management, brokerage and the reinsurance of credit life and accident and health insurance in conjunction with the lending activities of the Company's bank subsidiary.

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

     The portfolio of satellite dish loans was transferred to loans held for sale in 1997 in anticipation of the sale of these loans. The transfer of these loans resulted in a $5.0 million impairment recorded in operating expenses for 1997. The loans were subsequently sold on January 28, 1998.

SECURITIES

     Securities are classified into three categories: held to maturity, available for sale and trading. Securities for which the Company has the ability and the intent to hold to maturity are classified as held to maturity and are reported at amortized cost. Securities held for resale are classified as trading securities and are reported at fair value with unrealized gains and losses recorded in earnings. Securities, which are neither held to maturity nor trading, are classified as available for sale and are reported at fair value. The level yield method is used for

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES
the amortization and accretion of premiums and discounts. The cost of securities sold is determined on a specific identification method. There were no trading securities outstanding at December 31, 1999 and 1998.

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

     Loans measured for impairment include commercial, financial, agricultural, real estate commercial and commercial real estate construction loans. Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the present value of expected future cash flows, or alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral-dependent, and for which management has determined foreclosure is probable, the measure of impairment is based on the fair value of the collateral.

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

     The Company considers consumer loans, residential real estate and residential construction real estate loans to be smaller balance, homogeneous loans which are exempt from impairment measurement. These types of loans, except for credit card and consumer finance receivables, are placed on non-accrual when payment becomes 90 to 120 days past due. In most instances, a charge-off is recorded when a consumer loan becomes 120 to 150 days past due. A charge-off is recorded on residential real estate loans, if appropriate, when the Company receives clear title to the mortgaged property. See Note 4 for a breakdown of impaired and non-accrual loans.

ALLOWANCE FOR LOAN AND LEASE LOSSES

     The allowance for loan and lease losses is established through a provision charged to expense. Loans and leases are charged against the allowance when management believes the collectibility of principal is unlikely. The allowance is an amount that management estimates will be adequate to absorb possible losses on existing loans and leases. The evaluation of the allowance is performed by management, credit administration, lending officers and the corporate loan review staff and is based on past loan loss experience, overall loan quality, the nature of and size of the portfolio, review of specific problem loans, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES
collateral, and current economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or other factors.

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

     Purchased mortgage servicing rights and deferred excess servicing rights are periodically evaluated for impairment. A method similar to that used for originated mortgage servicing rights is used for evaluation. Under this method, the fair value is evaluated based on the present value of estimated future cash flows using a discount rate commensurate with the associated risk.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets including certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A review of these assets in 1997 resulted in an impairment charge of $2.1 million.

TRUST ASSETS

     Assets that are held by subsidiaries in a fiduciary or agency capacity are not included in the consolidated financial statements as they are not assets of the Company. The total assets under management at December 31, 1999 were $4.4 billion.

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

SEGMENT INFORMATION

     The Company discloses operating segments based on the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. See Note 16 for further information.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NEW ACCOUNTING STANDARDS

     The FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", in 1998, which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133" was issued in 1999, which delayed implementation of FAS No. 133. Implementation of FAS No. 133 will be effective for all fiscal years beginning after June 15, 2000. The Company has not yet determined when it will implement the Statement nor has it completed the complex analysis required to determine the impact on the financial statements.

NOTE 2 -- MERGERS AND ACQUISITIONS

Mergers occurred during the reported periods as follows:

     On March 31, 1999, Wellmark Capital Value, Inc. (WCV) of Des Moines, Iowa was acquired by the Company for $50,000. An additional $174,000 may be paid over the next two years, contingent upon the level of customer assets under management. The transaction was accounted for as a purchase.

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

     On February 17, 1998, Investors Management Group, LTD (IMG), an asset management firm, was acquired by the Company. AMCORE issued 270,139 shares at closing for an approximate value of $6.0 million. The issuance of additional shares valued at $4.8 million are contingent upon IMG's performance from 1998 through 2000. Based on the attainment of performance targets in 1999 and 1998, shares valued at $1.6 million each year were earned (65,595 and 70,284 shares, respectively). At the date of the acquisition, IMG had approximately $1.6 billion in assets under management. This transaction was accounted for as a purchase. The results of IMG's operations have been included in the Company's operating results since February 17, 1998. Proforma net income and earnings per share are not materially different from historical amounts. The excess of the purchase price over the fair value of assets acquired was recorded as goodwill in the amount of $7.2 million, and is being amortized over fifteen years using the straight-line method.

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

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     The results of operations of the separate companies for the periods prior to the mergers are summarized as follows:

                                                           AMCORE                        COMBINED
                                                          FINANCIAL    FNB     COUNTRY    TOTAL
                                                          ---------   ------   -------   --------
                                                                      (IN THOUSANDS)
Three months ended March 31, 1997:
  Net interest income...................................   $22,361    $1,935        *    $24,296
  Net income............................................     6,857       664        *      7,521
Six months ended June 30, 1997:
  Net interest income...................................   $49,330        **   $5,828    $55,158
  Net income............................................    10,648        **     (378)    10,270

---------------

 * Not required since the merger with Country took place after FNB merger.

** The six month results of AMCORE Financial include FNB as the merger was completed on April 18, 1997.

     In connection with these mergers, the Company recorded charges of $3.3 million in 1998 and $3.8 million in 1997 for merger-related costs. The charges include costs for data conversion expenses, professional fees, severance and personnel related costs, and other miscellaneous costs. At December 31, 1999, there was no remaining liability relating to the merger. At December 31, 1998, the remaining liability was approximately $2.0 million relating primarily to data processing expenses and contract termination costs. At December 31, 1997, the remaining liability was approximately $750,000 relating primarily to data conversion expenses.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 3 -- SECURITIES

     A summary of securities at December 31, 1999, 1998, and 1997 were as follows:

                                                                 GROSS        GROSS
                                                  AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                     COST        GAINS        LOSSES       VALUE
                                                  ----------   ----------   ----------   ----------
                                                                   (IN THOUSANDS)
AT DECEMBER 31, 1999
  Securities Available for Sale:
     U.S. Treasury..............................  $   61,466    $   171      $   (258)   $   61,379
     U.S. Government agencies...................      32,390          3          (847)       31,546
     Agency mortgage-backed securities..........     746,953      1,308       (31,951)      716,310
     State and political subdivisions...........     299,304      1,254       (11,055)      289,503
     Corporate obligations and other............     131,572         85        (2,999)      128,658
                                                  ----------    -------      --------    ----------
       Total Securities Available for Sale......  $1,271,685    $ 2,821      $(47,110)   $1,227,396
                                                  ==========    =======      ========    ==========
  Securities Held to Maturity:
     U.S. Treasury..............................  $    1,053    $    --      $     (8)   $    1,045
     U.S. Government agencies...................          25         --            --            25
     State and political subdivisions...........      12,898         53          (204)       12,747
     Corporate obligations and other............           1         --            --             1
                                                  ----------    -------      --------    ----------
       Total Securities Held to Maturity........  $   13,977    $    53      $   (212)   $   13,818
                                                  ----------    -------      --------    ----------
          Total Securities......................  $1,285,662    $ 2,874      $(47,322)   $1,241,214
                                                  ==========    =======      ========    ==========
AT DECEMBER 31, 1998
  Securities Available for Sale:
     U.S. Treasury..............................  $   66,431    $ 1,047      $    (19)   $   67,459
     U.S. Government agencies...................      82,814        701            (2)       83,513
     Agency mortgage-backed securities..........     727,506      4,645       (22,308)      709,843
     State and political subdivisions...........     312,116     11,489          (374)      323,231
     Corporate obligations and other............     144,106        586        (1,206)      143,486
                                                  ----------    -------      --------    ----------
       Total Securities Available for Sale......  $1,332,973    $18,468      $(23,909)   $1,327,532
                                                  ==========    =======      ========    ==========
  Securities Held to Maturity:
     U.S. Treasury..............................  $    1,053    $    15      $     --    $    1,068
     U.S. Government agencies...................          27         --            --            27
     State and political subdivisions...........      15,061        261           (47)       15,275
     Corporate obligations and other............           1         --            --             1
                                                  ----------    -------      --------    ----------
       Total Securities Held to Maturity........  $   16,142    $   276      $    (47)   $   16,371
                                                  ----------    -------      --------    ----------
          Total Securities......................  $1,349,115    $18,744      $(23,956)   $1,343,903
                                                  ==========    =======      ========    ==========
AT DECEMBER 31, 1997:
  Securities Available for Sale:
     U.S. Treasury..............................  $  104,132    $   836      $    (84)   $  104,884
     U.S. Government agencies...................     267,696        938          (833)      267,801
     Agency mortgage-backed securities..........     586,285      5,651        (1,948)      589,988
     State and political subdivisions...........     316,028     10,069          (189)      325,908
     Corporate obligations and other............     153,501        458          (947)      153,012
                                                  ----------    -------      --------    ----------
       Total Securities Available for Sale......  $1,427,642    $17,952      $ (4,001)   $1,441,593
                                                  ==========    =======      ========    ==========
  Securities Held to Maturity:
     U.S. Treasury..............................  $    1,554    $     7      $     --    $    1,561
     State and political subdivisions...........      13,866        207           (26)       14,047
     Corporate obligations and other............           3         --            --             3
                                                  ----------    -------      --------    ----------
       Total Securities Held to Maturity........  $   15,423    $   214      $    (26)   $   15,611
                                                  ----------    -------      --------    ----------
          Total Securities......................  $1,443,065    $18,166      $ (4,027)   $1,457,204
                                                  ==========    =======      ========    ==========

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     Realized gross gains resulting from the sale of securities available for sale were $1.3 million, $4.7 million and $4.3 million for 1999, 1998 and 1997, respectively. Realized gross losses were $736,000, $234,000 and $141,000 for 1999, 1998 and 1997, respectively.

     The amortized cost and fair value of both securities available for sale and securities held to maturity as of December 31, 1999, by contractual maturity are shown below. Mortgage-backed security maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                     AVAILABLE FOR SALE       HELD TO MATURITY
                                                   -----------------------   -------------------
                                                   AMORTIZED       FAIR      AMORTIZED    FAIR
                                                      COST        VALUE        COST       VALUE
                                                   ----------   ----------   ---------   -------
                                                                  (IN THOUSANDS)
Due in one year or less..........................  $   70,224   $   69,864    $ 1,817    $ 1,821
Due after one year through five years............     105,975      105,832      8,618      8,623
Due after five years through ten years...........      80,432       78,756      2,342      2,241
Due after ten years..............................     181,125      172,275      1,200      1,133
Mortgage-backed securities (agency and
  corporate).....................................     833,929      800,669         --         --
                                                   ----------   ----------    -------    -------
     Total Securities............................  $1,271,685   $1,227,396    $13,977    $13,818
                                                   ==========   ==========    =======    =======

     At December 31, 1999, 1998, and 1997, securities with a fair value of approximately $906.4 million, $826.8 million and $927.8 million, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes required by law.

NOTE 4 -- LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

     The composition of the loan and lease portfolio at December 31, was as follows:

                                                                 1999         1998
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Commercial, financial and agricultural......................  $  710,302   $  659,946
Real estate-construction....................................     121,216      105,574
Real estate-commercial......................................     732,447      626,358
Real estate-residential.....................................     689,702      658,406
Installment and consumer....................................     489,586      398,318
Direct lease financing......................................       3,489        3,127
                                                              ----------   ----------
  Gross loans and leases....................................  $2,746,742   $2,451,729
  Unearned income...........................................        (129)        (211)
                                                              ----------   ----------
  Loans and leases, net of unearned income..................  $2,746,613   $2,451,518
  Allowance for loan and lease losses.......................     (28,377)     (26,403)
                                                              ----------   ----------
  Net Loans and Leases......................................  $2,718,236   $2,425,115
                                                              ==========   ==========

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     Non-performing loan information as of and for the years ended December 31, was as follows:

                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Impaired Loans:
  Non-accrual Loans:
     Commercial.............................................  $12,632   $11,139
     Real estate............................................    3,278     1,963
Other Non-performing:
  Non-accrual loans(1)......................................    2,509     5,077
                                                              -------   -------
Total Non-performing Loans..................................  $18,419   $18,179
                                                              =======   =======
  Loans 90 days or more past due and still accruing.........  $10,197   $ 7,272

---------------

(1) These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Allowance provided for impaired loans, included in the
  allowance for loan losses.................................  $ 4,469   $ 3,854
Impaired loans with no specific allowance for loan losses
  provided..................................................   11,441     9,248
Average recorded investment in impaired loans...............   14,470    13,367
Interest income recognized from impaired loans..............      796       493

     An analysis of the allowance for loan and lease losses for the years ended December 31, follows:

                                                                1999      1998      1997
                                                              --------   -------   -------
                                                                     (IN THOUSANDS)
Balance at beginning of year................................  $ 26,403   $19,908   $19,295
Allowance for loan and lease losses acquired through
  merger....................................................        --     2,146        --
Provision charged to expense................................    10,550     7,993     7,045
Loans charged off...........................................   (10,309)   (5,064)   (7,777)
Recoveries on loans previously charged off..................     1,733     1,420     1,345
                                                              --------   -------   -------
  Balance at end of Year....................................  $ 28,377   $26,403   $19,908
                                                              ========   =======   =======

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

     Related party loan transactions during 1999 and 1998 were as follows:

                                                                1999       1998
                                                              --------   ---------
                                                                 (IN THOUSANDS)
Balance at beginning of year................................  $ 44,269   $  44,691
New loans...................................................    39,280     116,959
Repayments..................................................   (74,932)   (117,381)
                                                              --------   ---------
  Balance at end of Year....................................  $  8,617   $  44,269
                                                              ========   =========

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

     The following table shows the carrying amounts and fair values of financial instruments at December 31, 1999 and 1998 that have liquid markets in which fair value is assumed to be equal to the carrying amount, or have readily available quoted market prices, or are based on quoted prices for similar financial instruments:

                                                         1999                      1998
                                                -----------------------   -----------------------
                                                 CARRYING                  CARRYING
                                                  AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                ----------   ----------   ----------   ----------
                                                                 (IN THOUSANDS)
Cash and cash equivalents.....................  $  179,113   $  179,113   $  144,199   $  144,199
Interest earning deposits in banks............       6,039        6,039       13,397       13,397
Federal funds sold and other short-term
  investments.................................          --           --        9,427        9,427
Loans and leases held for sale................      13,974       14,533       46,836       48,455
Securities available for sale.................   1,227,396    1,227,396    1,327,532    1,327,532
Securities held to maturity...................      13,977       13,818       16,142       16,371
Mortgage servicing rights.....................       6,897        7,790        4,753        5,040

     The carrying amounts and fair values of accruing loans and leases at December 31, 1999 and 1998 were as follows:

                                                        1999                      1998
                                               -----------------------   -----------------------
                                                CARRYING                  CARRYING
                                                 AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                               ----------   ----------   ----------   ----------
                                                                (IN THOUSANDS)
Commercial, financial and agricultural.......  $  697,670   $  715,802   $  648,807   $  665,386
Real estate..................................   1,540,087    1,596,992    1,388,374    1,428,237
Installment and consumer, net................     486,621      492,318      393,030      397,535
Direct lease financing.......................       3,489        4,221        3,127        3,226
                                               ----------   ----------   ----------   ----------
  Total loans and leases.....................  $2,727,867   $2,809,333   $2,433,338   $2,494,384
                                               ==========   ==========   ==========   ==========

     Fair values of loans were estimated for portfolios with similar characteristics. The fair value of loans, excluding residential real-estate loans, was calculated by discounting contractual cash flows using estimated market discount rates which reflect the interest rate risk inherent in the loan. The cash flows were further reduced by estimated prepayment assumptions. Fair value for residential real-estate loans was estimated by discounting estimated future cash flows, adjusted for prepayment estimates, using market discount rates based on secondary market sources. The fair value of non-accrual loans with a recorded book value of $18.4 million and $18.2 million in 1999 and 1998, respectively, was included at carrying value because it was not practicable to reasonably assess the credit risk adjustment that would be applied in the marketplace for such loans. (See Note 4)

     The carrying value of interest receivable and payable approximates fair value due to the relatively short period of time between accrual and expected realization. At December 31, 1999 and 1998, interest receivable was $31.3 million and $30.8 million, respectively, and interest payable was $25.0 million and $23.7 million, respectively.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     The following table shows the carrying amounts and fair values of financial instrument liabilities and other off-balance sheet financial instruments at December 31, 1999 and 1998:

                                                        1999                      1998
                                               -----------------------   -----------------------
                                                CARRYING                  CARRYING
                                                 AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                               ----------   ----------   ----------   ----------
                                                                (IN THOUSANDS)
Demand deposits and savings..................  $1,348,427   $1,348,427   $1,352,165   $1,352,165
Time deposits................................   1,667,981    1,665,665    1,595,559    1,620,382
Short-term borrowings........................     699,398      698,681      498,211      499,917
Long-term borrowings.........................     285,270      293,251      330,361      332,418

Standby letters of credit....................        (375)      (1,242)        (366)      (1,019)
Interest rate swap agreements................        (541)        (351)        (666)      (2,483)
Interest rate collar agreements..............         465          667          635       (1,408)
Interest rate floor agreements...............          67           39            1            5
Interest rate cap agreements.................         473        1,045           --          110
Forward contracts............................          --          (69)          --         (264)

     The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW and money market accounts, is equal to the carrying amount in accordance with FASB No. 107. There is, however, considerable additional value to the core deposits of the Company, a significant portion of which has not been recognized in the financial statements. This value results from the cost savings of these core funding sources versus obtaining higher-rate funding in the market. The fair value of time deposits was determined by discounting contractual cash flows using currently offered rates for deposits with similar remaining maturities. The estimated fair value of both accrued interest receivable and accrued interest payable was considered to be equal to the carrying value.

     The fair value of off-balance sheet instruments was estimated based on the amount the Company would pay or would be paid to terminate the contracts or agreements, using current rates and, when appropriate, the current creditworthiness of the counterparty. The off-balance sheet carrying amounts shown above represent accruals or deferred fees arising from those unrecognized financial instruments.

     The above fair value estimates were made at a discrete point in time based on relevant market information and other assumptions about the financial instruments. As no active market exists for a significant portion of the Company's financial instruments, fair value estimates were based on judgements regarding current economic conditions, future expected cash flows and loss experience, risk characteristics and other factors. These estimates are subjective in nature and involve uncertainties and therefore cannot be calculated with precision. There may be inherent weaknesses in calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows could significantly affect the results. In addition, the fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to assess the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant investments in subsidiaries, specifically the trust, mortgage and brokerage operations, are not considered financial instruments and the franchise values have not been included in the fair value estimates. Similarly, premises and equipment and intangible assets have not been considered.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 6 -- PREMISES AND EQUIPMENT

     A summary of premises and equipment at December 31, follows:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Land........................................................  $  9,862   $ 10,345
Buildings and improvements..................................    57,476     55,710
Furniture and equipment.....................................    52,465     47,975
Leasehold improvements......................................     5,296      5,154
Construction in progress....................................     1,359      1,300
                                                              --------   --------
Total premises and equipment................................  $126,458   $120,484
Accumulated depreciation and amortization...................   (70,840)   (61,721)
                                                              --------   --------
  Premises and Equipment, net...............................  $ 55,618   $ 58,763
                                                              ========   ========

NOTE 7 -- MORTGAGE SERVICING RIGHTS

     The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheets, was $774.5 million and $735.9 million at December 31, 1999 and 1998, respectively. Of this amount, the Company has recorded originated capitalized mortgage servicing rights, as shown below, on mortgage loans serviced balances of $659.3 million and $567.1 million at December 31, 1999 and 1998, respectively. The remaining balance of originated loans sold and serviced for others also have servicing rights associated with them; however, these servicing rights arose prior to the adoption of FAS No. 122, as amended by FAS No. 125, and accordingly, have not been capitalized.

     The carrying value and fair value of capitalized mortgage servicing rights consisted of the following as of December 31, 1999 and 1998, respectively:

                                                               1999     1998
                                                              ------   -------
                                                               (IN THOUSANDS)
Unamortized cost of mortgage servicing rights...............  $6,897   $ 5,934
Valuation allowance.........................................      --    (1,181)
                                                              ------   -------
Carrying value of mortgage servicing rights.................  $6,897   $ 4,753
                                                              ======   =======
Fair value of mortgage servicing rights.....................  $7,790   $ 5,040
                                                              ======   =======

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     The following is an analysis of the mortgage servicing rights activity and the related valuation allowance for 1999 and 1998:

                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
UNAMORTIZED COST OF MORTGAGE SERVICING RIGHTS
Balance at beginning of year................................  $ 5,934   $ 6,091
Additions of mortgage servicing rights......................    2,286     3,915
Additions of mortgage servicing rights from acquisition.....       --       510
Sale of mortgage servicing rights...........................       --    (2,146)
Amortization................................................   (1,323)   (2,436)
                                                              -------   -------
  Balance at end of year....................................  $ 6,897   $ 5,934
                                                              =======   =======
VALUATION ALLOWANCE
Balance at beginning of year................................  $ 1,181   $   284
Addition of impairment allowance from acquisition...........       --         8
Impairment allowance charged to expense.....................       --     1,088
Reversal of impairment......................................   (1,181)     (199)
                                                              -------   -------
  Balance at end of year....................................  $    --   $ 1,181
                                                              =======   =======

NOTE 8 -- SHORT TERM BORROWINGS

     At December 31, short-term borrowings consisted of:

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Securities sold under agreements to repurchase..............  $456,227   $434,071   $528,607
Federal Home Loan Bank borrowings...........................   114,479     32,629     70,679
Federal funds purchased.....................................   118,000     29,200     44,550
U.S. Treasury tax and loan note accounts....................    10,692      2,311      3,673
                                                              --------   --------   --------
  Total Short-Term Borrowings...............................  $699,398   $498,211   $647,509
                                                              ========   ========   ========

     Additional details on securities sold under agreements to repurchase are as follows:

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Average balance during the year.............................  $465,343   $529,373   $559,344
Maximum month-end balance during the year...................   498,602    630,279    660,774
Weighted average rate during the year.......................      5.42%      5.73%      5.75%
Weighted average rate at December 31........................      5.97%      5.38%      5.82%

     The Company has a commercial paper agreement with an unrelated financial institution (Issuer) that provides for the Company to issue non-rated short-term unsecured debt obligations at negotiated rates and terms, not to exceed $50.0 million. In the event the agent is unable to place the Company's commercial paper on a particular day, the proceeds are provided by overnight borrowings on a line of credit with the same financial institution. This agreement may be terminated at any time by written notice of either the Issuer or the Company. As of December 31, 1999, the entire $50.0 million was available.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 9 -- LONG-TERM BORROWINGS

     Long-term borrowings consisted of the following at December 31, 1999 and 1998:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Federal Home Loan Bank borrowings...........................  $244,018   $288,757
Capital Trust preferred securities..........................    40,000     40,000
Other long-term borrowings..................................     1,252      1,604
                                                              --------   --------
  Total Long-Term Borrowings................................  $285,270   $330,361
                                                              ========   ========

     The BANK periodically borrows additional funds from the Federal Home Loan Bank in connection with the purchase of mortgage-backed securities. Certain Federal Home Loan Bank borrowings have prepayment penalties and call features associated with them. The ending balance of the borrowings was $244.0 million and $288.8 million at December 31, 1999 and 1998, respectively. The average maturity of these borrowings at December 31, 1999 is 6.38 years, with a weighted average borrowing rate of 5.60%.

     Reductions of Federal Home Loan Bank borrowings with call features, assuming they are called at the earliest call date, are as follows:

                                                                   TOTAL
                                                               --------------
                                                               (IN THOUSANDS)
2000........................................................      $111,000
2001........................................................        75,000
2002........................................................            --
2003........................................................         4,000
                                                                  --------
  Total.....................................................      $190,000
                                                                  ========

     On March 25, 1997, the Company issued $40.0 million of capital securities through AMCORE Capital Trust I ("Trust"), a statutory business trust. All of the common securities of the Trust are owned by the Company. The capital securities pay cumulative cash distributions semiannually at an annual rate of 9.35%. The securities are redeemable from March 25, 2007 until March 25, 2017 at a declining rate of 104.6750% to 100% of the principal amount. After March 25, 2017, they are redeemable at par until June 15, 2027 when redemption is mandatory. Prior redemption is permitted under certain circumstances such as changes in tax or regulatory capital rules. The proceeds of the capital securities were invested by the Trust in junior subordinated debentures which represents all of the assets of the Trust. The Company fully and unconditionally guarantees the capital securities through the combined operation of the debentures and other related documents. The Company's obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the company.

     Other long-term borrowings include a non-interest bearing note requiring annual payments of $444,000 through 2002. The note was discounted at an interest rate of 8.0%.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     Scheduled reductions of long-term borrowings are as follows:

                                                                   TOTAL
                                                               --------------
                                                               (IN THOUSANDS)
2000........................................................      $    470
2001........................................................         2,020
2002........................................................        41,785
2003........................................................         2,092
2004........................................................        65,327
Thereafter..................................................       173,576
                                                                  --------
  Total.....................................................      $285,270
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

     Market risk is the possibility that, due to changes in interest rates or other economic conditions, the Company's net interest income will be adversely affected. The financial instruments utilized by the Company to manage this risk include interest rate swaps, collars, floors and caps, and forward contracts. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The contract or notional amount of interest rate swap, collar, floor and cap agreements and forward contracts represent only limited exposure to credit risk.

     A summary of the contract amount of the Company's exposure to off-balance sheet risk as of December 31, 1999 and 1998, is as follows (in thousands):

                                                                1999       1998
                                                              --------   --------
Financial instruments whose contract amount represent credit risk only:
  Commitments to extend credit..............................  $598,414   $446,833
  Standby letters of credit.................................    99,393     81,495
Financial instruments whose contract or notional amount
  represent market risk only:
  Interest rate swap agreements.............................   100,000    220,000
  Interest rate collar agreements...........................   100,000    125,000
  Stand-alone interest rate cap agreements..................    60,000     20,000
  Stand-alone interest rate floor agreements................    20,000     25,000
  Forward contracts.........................................    10,930     33,211
  Call option outstanding...................................    19,500         --

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

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

     The Company has no derivative financial instruments held or issued for trading purposes. The derivative financial instruments with which the Company is involved are utilized for purposes of asset/liability management to modify the existing market risk characteristics of certain hedged assets and liabilities and are predominately comprised of interest rate swap and collar contracts. Most of these instruments are designed to hedge exposure to floating rate liabilities. An interest rate swap agreement is one financial instrument used for these purposes and involves the exchange of fixed and floating rate interest payment obligations based on the underlying notional principal amounts. The amounts potentially subject to market and credit risks are the streams of interest payments under the agreements and not the notional principal amounts used only to express the volume of the transactions. The Company's credit risk on a swap agreement is limited to nonperformance of the counterparty's obligations under the terms of the swap agreement. The Company deals exclusively with counterparties that have high credit ratings, and based on management's assessments, all counterparties were expected to meet any outstanding obligations as of December 31, 1999.

     Following is a table outlining the nature and terms of each swap agreement as of December 31, 1999:

                          NOTIONAL                                                  MATURITY
TYPE OF SWAP           AMOUNT (000'S)              PAY                 RECEIVE        DATE
------------           --------------   -------------------------   -------------   --------
Fixed Rate...........     $20,000       Fixed (6.458%)              3 Month LIBOR   05/15/01
Fixed Rate...........      15,000       Fixed (5.720%)              3 Month LIBOR   10/11/01
Fixed Rate...........      25,000       Fixed (8.520%)              PRIME           12/23/00
                                                                    Fixed
Fixed to Floating....      25,000       3 Month LIBOR minus 15 BP   (7.000%)        08/06/07
                                                                    Fixed
Fixed to Floating....      10,000       3 Month LIBOR minus 15 BP   (7.000%)        08/27/07
                                                                    Fixed
Fixed to Floating....       5,000       3 Month LIBOR minus 8 BP    (6.750%)        10/22/07

---------------

(BP=basis points)

     The fixed rate swap agreements totaling $35.0 million where the Company receives three month LIBOR, are used to hedge market risk associated with repurchase agreements. The fixed rate swap agreement of $25.0 million where the Company receives PRIME, is used to hedge market risk associated with fixed rate loans. The fixed to floating swap agreements totaling $35.0 million where the Company receives 7.000% and the fixed to floating rate swap for $5.0 million where the Company receives 6.750% and are used to lower the Company's cost of deposits.

     The Company is also party to various collar, floor and cap contracts. Interest rate collar agreements totaling $100.0 million provide the Company with an interest rate risk hedge on floating rate debt. Interest rate floor contracts totaling $20.0 million are used to manage the exposure to interest rate changes of the originated mortgage servicing rights intangible asset. Interest rate caps totaling $40.0 million provide the Company with a market risk hedge on the money market deposit accounts while the remaining $20.0 million cap provides the Company with a market risk hedge on repurchase agreements.

     Each of the interest rate swap agreements require a quarterly cash settlement of the net difference between the calculated pay and receive amounts on each transaction. The net difference between the calculated pay and receive amounts is accrued on a monthly basis and recorded as an adjustment of the

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES
interest income or expense of the asset or liability being hedged. Premiums paid for the purchase of interest rate floor contracts are amortized over the respective lives of the contracts. Each floor rate reprices quarterly and a cash settlement is received from the counterparty and recorded as an adjustment to interest income, if the indexed rate falls below the floor rate. Floors and caps are similarly tied to the three month LIBOR.

     Forward contracts provide for future delivery or purchase of securities or interest rate instruments. The Company's affiliates enter into forward contracts in connection with specific customer transactions and to minimize the market risk exposure of mortgage banking activities.

     The Company periodically will sell options for the right to purchase certain securities held in its investment portfolio to a bank or dealer. These call option transactions are designed to reduce the total return volatility associated with holding these assets and to yield additional fee income. The type of risk associated with these transactions is opportunity cost risk. Any option premium income generated by these transactions is deferred and recorded upon either the expiration or exercise date of the option. If the option is exercised by the purchaser, the premium income is recognized as a component of the gain or loss on the underlying security. If the option expires unexercised, the premium income is recognized as other non-interest income. There was a call option agreement outstanding at December 31, 1999, on a principal of $19.5 million and a deferred premium of $75,000.

NOTE 11 -- RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

     Under current banking law, the banking subsidiary of the Company is limited in the amount of dividends it can pay without obtaining prior approval from bank regulatory agencies. As of December 31, 1999, approximately $40.3 million was available for payment to the Company without prior regulatory approval.

     The banking subsidiary is also limited as to the amount it may loan to the Company unless such loans are collateralized by U.S. Treasury or agency securities, a segregated deposit with the subsidiary or other specified obligations. At December 31, 1999, the maximum amount available for transfer from the banking subsidiary to the Company in the form of loans approximated $15.1 million.

NOTE 12 -- STOCK INCENTIVE AND EMPLOYEE BENEFIT PLANS

     At December 31, 1999, the Company has three stock-based compensation plans, which are described below. Grants under those plans are accounted for following APB Opinion No. 25 and related interpretations.

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

     Stock Options. Non-Qualified Stock Options are issued at an option price equal to the fair market value of the shares on the grant date and become exercisable at 25% annually beginning one year from the date of

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES
grant. The following table presents certain information with respect to stock options issued pursuant to these incentive plans.

                                           1999                  1998                  1997
                                    -------------------   -------------------   -------------------
                                                AVERAGE               AVERAGE               AVERAGE
                                     SHARES      PRICE     SHARES      PRICE     SHARES      PRICE
                                    ---------   -------   ---------   -------   ---------   -------
Options outstanding at beginning
  of year.........................  1,676,592   $15.58    1,405,423   $12.68    1,384,017   $11.04
Options granted...................    350,450    22.58      282,000    25.48      295,875    18.50
Options assumed in business
  combinations....................         --       --      349,422     8.58           --       --
Option reloads....................     65,731    22.36      106,294    23.47           --       --
Options exercised.................   (341,821)   11.55     (448,754)   10.25     (258,602)   10.42
Options lapsed....................    (58,838)   24.20      (17,793)   18.19      (15,867)   15.80
                                    ---------   ------    ---------   ------    ---------   ------
Options outstanding at end of
  year............................  1,692,114   $17.80    1,676,592   $15.58    1,405,423   $12.68
                                    =========   ======    =========   ======    =========   ======
Options exercisable at end of
  year............................  1,192,052   $15.37    1,394,592   $13.58    1,405,423   $12.68
                                    =========   ======    =========   ======    =========   ======

     Performance Units. Performance Units (Units) granted entitle holders to cash or stock payments if certain long term performance targets are met. The payout range on all Units granted is $4.45 to $11.11 per unit. In addition, a dividend is paid on each Unit at a rate equivalent to the rate of dividends paid on each share of the Company's common stock. The expense related to these Units for the years ended December 31, 1999, 1998 and 1997 was approximately $1.12 million, $457,000 and $60,000, respectively. The following table presents certain information with respect to issuances pursuant to these plans.

                                              1999                1998                 1997
                                        -----------------   -----------------   ------------------
                                                  AVERAGE             AVERAGE              AVERAGE
                                         UNITS     PRICE     UNITS     PRICE     UNITS      PRICE
                                        -------   -------   -------   -------   --------   -------
Units outstanding at beginning of
  year................................  340,443       --    282,386       --     336,568       --
Units granted.........................  167,563       --    150,116       --     113,253       --
Units paid............................  (82,098)   $4.75         --       --    (113,883)   $4.81
Units forfeited.......................  (32,690)      --    (92,059)      --     (53,552)      --
                                        -------    -----    -------    -----    --------    -----
Units outstanding at end of year......  393,218       --    340,443       --     282,386       --
                                        =======    =====    =======    =====    ========    =====

     The following table presents a summary of issuances pursuant to these incentive plans.

                                           1999                  1998                  1997
                                    -------------------   -------------------   -------------------
                                                AVERAGE               AVERAGE               AVERAGE
YEAR-END BALANCES                    SHARES      PRICE     SHARES      PRICE     SHARES      PRICE
-----------------                   ---------   -------   ---------   -------   ---------   -------
Options outstanding...............  1,692,114   $17.80    1,676,592   $15.58    1,405,423   $12.68
Units outstanding.................    393,218       --      340,443       --      282,386       --
Available to grant under Plan.....     40,490       --       75,269       --       53,814       --

     In accordance with APB Opinion No. 25, no compensation cost has been recognized for stock option grants issued during 1999 pursuant to all option plans. Had compensation cost for these grants been determined based on the grant date fair values of awards (the method described in FAS No. 123, "Accounting for Stock-Based Compensation"), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

     The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1999, 1998 and 1997, respectively: dividend

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES
rates of 2.33%, 2.36% and 1.79%; price volatility of 25.81%, 30.99% and 69.95%;
risk-free interest rates of 5.77%, 5.73% and 6.64%; and expected lives of 6.5,
6.7 and 6.5 years.

                                                                 1999          1998          1997
                                                              ----------    ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Income:
  As reported...............................................   $40,149       $39,581       $28,664
  Pro forma.................................................    38,327        37,350        26,690
Basic earnings per share:
  As reported...............................................   $  1.42       $  1.39       $  1.07
  Pro forma.................................................      1.35          1.31          0.99
Diluted earnings per share:
  As reported...............................................   $  1.40       $  1.36       $  1.05
  Pro forma.................................................      1.33          1.28          0.97

     DIRECTORS' STOCK PLANS. In 1989, the Company adopted the Restricted Stock Plan for Non-Employee Directors (Stock Plan). The Stock Plan provides that each current eligible non-employee director and each subsequently elected non-employee director receive, in lieu of a cash retainer, shares of common stock of the Company, the fair value of which is equal to three times the annual retainer. The shares vest annually over a three-year period based upon the anniversary date of the original award. The expense related to the Stock Plan for the years ended December 31, 1999, 1998 and 1997 was approximately $494,000, $464,000 and $370,000, respectively.

     In addition, the Company pays a lifetime annual retainer to certain retired directors. Effective January 1, 1993, the Company adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" to account for these benefits. This statement requires employers to recognize postretirement benefits on an accrual basis rather than on a cash basis. The expense in 1999, 1998 and 1997 related to this plan was $77,000, $73,000 and $82,000, respectively. The transition obligation, representing the present value of future payments upon adoption of accrual basis accounting was approximately $842,000 and is being amortized over a twenty year period.

     In 1994, stockholders approved the 1994 Stock Option Plan for Non-Employee Directors (Option Plan). The Option Plan provides that each current eligible non-employee director and each subsequently elected non-employee director receive Options to purchase common stock of the Company. Each option granted under the Option Plan has a ten-year term. All options were exercisable at year end at an option price equal to the fair market value of the shares on the grant date. The following table presents certain information with respect to stock options issued pursuant to the Option Plan.

                                               1999                1998                1997
                                         -----------------   -----------------   -----------------
                                                   AVERAGE             AVERAGE             AVERAGE
                                         SHARES     PRICE    SHARES     PRICE    SHARES     PRICE
                                         -------   -------   -------   -------   -------   -------
Options outstanding at beginning of
  year.................................  228,000   $17.40    192,750   $19.67    130,500   $13.11
Options granted........................   49,000    21.84     56,500    25.50     69,000    18.50
Options exercised......................  (33,770)   14.64    (11,250)   14.44     (6,000)   13.06
Options lapsed.........................   (2,750)   25.50    (10,000)   21.14       (750)   13.33
                                         -------   ------    -------   ------    -------   ------
Options outstanding at end of year.....  240,480   $18.56    228,000   $17.40    192,750   $19.67
                                         =======   ======    =======   ======    =======   ======
Options exercisable at end of year.....  240,480   $18.56    177,000   $15.06    123,750   $20.32
                                         =======   ======    =======   ======    =======   ======
Available to grant under Plan at year
  end..................................    8,500       --     54,750       --    101,250       --
                                         =======   ======    =======   ======    =======   ======

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     OPTIONS SUMMARY. The following table presents certain information with respect to issuances of stock options pursuant to all plans discussed above.

                                                                     WEIGHTED-AVG
                                                    NUMBER            REMAINING           WEIGHTED-AVG
RANGE OF EXERCISE PRICES                          OUTSTANDING      CONTRACTUAL LIFE      EXERCISE PRICE
------------------------                          -----------      ----------------      --------------
$2.00-$10.00....................................     108,980             3.0Years            $ 5.53
10.00-12.50.....................................     108,855             3.8                  10.51
12.50-14.00.....................................     491,183             5.0                  13.10
14.00-19.00.....................................     392,208             7.0                  17.24
19.00-23.50.....................................     467,444             8.5                  22.41
23.50-25.50.....................................     363,924             7.3                  25.18
                                                   ---------             ---                 ------
Total Options Outstanding.......................   1,932,594             6.5                 $17.90
                                                   =========             ===                 ======

     EMPLOYEE BENEFIT PLANS. All subsidiaries of the Company participate in the AMCORE Financial Security Plan (Security Plan), a qualified profit sharing plan under Section 401(a) of the Internal Revenue Code. The Security Plan offers participants a personal retirement account, profit sharing payment and personal savings account [401(k)]. In 1998, the Security Plan was amended to provide for a higher match percent to employee contributions and the profit sharing portion converted to a cash payment rather than contributed to employee accounts. The expense related to the Security Plan and other similar plans from acquired companies for the years ended December 31, 1999, 1998 and 1997 was approximately $3.70 million, $3.56 million and $2.76 million, respectively.

     The Company maintains non-qualified non-contributory pension plans that cover senior executive management. One non-qualified plan provides pension benefits that would have been provided under the qualified plans in the absence of limits placed on qualified plan benefits by the Internal Revenue Service. Another plan provides defined pension benefits to a select group of management or highly compensated employees. The benefits payable under the plan are based upon three percent of final base salary times number of years of service and shall not exceed 70% nor be less than 45% of a participant's final base salary less offsets for social security and other employer paid qualified plan benefits. Benefits are funded as they are paid. The expense related to these plans was approximately $341,000 $456,000, and $217,000 for 1999, 1998 and 1997,
respectively.

     In addition to the Security Plan, certain health care and life insurance benefits are made available to active employees. The cost of these benefits is expensed as incurred. Group health benefits are offered to retirees with 100% of the cost borne by the retiree.

NOTE 13 -- INCOME TAXES

     The components of income tax expense were as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Currently paid or payable...................................  $15,702   $15,468   $12,735
Deferred....................................................     (596)   (1,154)   (3,817)
                                                              -------   -------   -------
  Total.....................................................  $15,106   $14,314   $ 8,918
                                                              =======   =======   =======

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     The effective tax rates on income for 1999, 1998, and 1997 were 27.3%, 26.6% and 23.7%, respectively. Income tax expense was less than the amounts computed by applying the federal statutory rate of 35% due to the following:

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Income tax at statutory rate................................  $19,339   $18,863   $13,154
Increase (decrease) resulting from:
  Tax-exempt income.........................................   (5,477)   (5,479)   (5,027)
  State income taxes, net of federal benefit................      278        24      (301)
  Non-deductible expenses, net..............................    1,061     1,395     1,581
  Other, net................................................      (95)     (489)     (489)
                                                              -------   -------   -------
     Total..................................................  $15,106   $14,314   $ 8,918
                                                              =======   =======   =======

     The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                               AT DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Deferred compensation.....................................  $ 5,375   $ 4,807
  Securities................................................   17,249     2,277
  Allowance for loan and lease losses.......................   11,182     9,630
  Other.....................................................    1,830       643
                                                              -------   -------
     Total deferred tax assets..............................  $35,636   $17,357
                                                              -------   -------
Deferred tax liabilities:
  Premises and equipment....................................    4,227     4,491
  Other.....................................................    5,654     2,914
                                                              -------   -------
     Total deferred tax liabilities.........................  $ 9,881   $ 7,405
                                                              -------   -------
  Net Deferred Tax Asset....................................  $25,755   $ 9,952
Less: Tax effect of net unrealized loss on securities
  available for sale reflected in stockholders' equity......   17,382     2,175
                                                              -------   -------
  Net Deferred Tax Asset Excluding Net Unrealized Loss on
     Securities Available for Sale..........................  $ 8,373   $ 7,777
                                                              =======   =======

     Net operating loss carryforwards for state income tax purposes were approximately $7.05 million at December 31, 1999. The associated deferred asset is $528,000 ($343,000 net of federal). The carryforwards expire beginning December 31, 2005 through December 31, 2011. A valuation allowance of $343,000 has been established at December 31, 1999 against the deferred tax asset, due to the uncertainty surrounding the utilization of state net operating loss carryforwards. This compares to a valuation allowance of $798,000 as of December 31, 1998. The decrease in the valuation allowance is attributable to the realization and expiration of state net operating loss carryforwards during 1999.

     Realization of the deferred tax asset over time is dependent upon the existence of taxable income in carryback periods or the Company generating sufficient taxable earnings in future periods. In determining that realization of the deferred tax asset was more likely than not, the Company gave consideration to a number of

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES
factors including its taxable income during carryback periods, its recent earnings history, its expectations for earnings in the future, and, where applicable, the expiration dates associated with tax carryforwards.

     Retained earnings at December 31, 1999 include $3.18 million for which no provision for income tax has been made. This amount represents allocations of income to thrift bad debt deductions for tax purposes only. This amount will only be taxable upon the occurrence of certain events. At this time, management does not foresee the occurrence of any of these events.

     Tax benefits of $1.74 million, $2.29 million, and $830,000 have been credited directly to paid in capital for non-qualified stock options exercised during the years ended December 31, 1999, 1998, and 1997, respectively.

NOTE 14 -- EARNINGS PER SHARE

     Earnings per share calculations are as follows:

                                                            1999         1998          1997
                                                         ----------   -----------   ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Income.............................................   $40,149      $ 39,581      $28,664
Basic earnings per share:
  Weighted average shares outstanding..................    28,304        28,515       26,862
  Shares related to IMG earned not issued..............        19            --           --
                                                          -------      --------      -------
  Average basic shares outstanding.....................    28,323        28,515       26,862
                                                          =======      ========      =======
  Earnings per share...................................   $  1.42      $   1.39      $  1.07
                                                          =======      ========      =======
Diluted earnings per share:
  Weighted average shares outstanding..................    28,304        28,515       26,862
  Net effect of the assumed purchase of stock under the
     stock option and stock purchase plans -- based on
     the treasury stock method using average market
     price.............................................       340           583          543
  Shares related to IMG earned not issued..............        19            --           --
  Contingently issuable shares under IMG purchase
     agreement.........................................        67            --           --
                                                          -------      --------      -------
  Average diluted shares outstanding...................    28,730        29,098       27,405
                                                          =======      ========      =======
  Diluted Earnings per share...........................   $  1.40      $   1.36      $  1.05
                                                          =======      ========      =======

NOTE 15 -- RESTRUCTURING CHARGE

     The components and activity of the restructuring charge were as follows:

                                  ORIGINAL                     ADDITIONAL                 TOTAL      CASH     ENDING
                                  CHARGE(1)   ADJUSTMENTS(2)   CHARGE(3)    REVERSAL(4)   CHARGE   PAYMENTS   BALANCE
                                  ---------   --------------   ----------   -----------   ------   --------   -------
                                                                    (IN THOUSANDS)
Compensation expense(5).........   $2,204          $ 0            $340        $  (609)    $1,935   $  (963)   $  972
Employee benefits(6)............      153           46              22            (34)      187       (104)       83
Data processing expense(7)......    1,321            0              30           (227)    1,124       (665)      459
Professional fees(8)............    1,441            0             145           (141)    1,445     (1,155)      290
Other(9)........................      976            0               0           (380)      596       (521)       75
                                   ------          ---            ----        -------     ------   -------    ------
Charge before income taxes......   $6,095          $46            $537        $(1,391)    $5,287   $(3,408)   $1,879
Income taxes....................    2,328           19             213           (534)    2,026     (1,279)      747
                                   ------          ---            ----        -------     ------   -------    ------
Charge after income taxes.......   $3,767          $27            $324        $  (857)    $3,261   $(2,129)   $1,132
                                   ======          ===            ====        =======     ======   =======    ======

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

---------------

(1) Second quarter adoption of plan to merge nine separate bank and thrift charters into one and to centralize retail operations and corporate support functions.

(2) Items related to restructuring that were expensed as incurred.

(3) Fourth quarter adoption of plan to centralize commercial loan operations and restructure Trust and Asset Management segment operations.

(4) Fourth quarter reversal of items included in the original charge that are no longer expected to be paid.

(5) Amounts include severance benefits for planned termination of 187 employees in operations and corporate support functions. Through December 31, 1999, 55 employees had terminated and been paid severance benefits. An additional 86 employees had transferred to other open positions due to attrition, or had voluntarily left the company prior to the time severance benefits became payable. As of December 31, 1999, 46 employees remained to be severed. Amount also includes incentives.

(6) Social security and medicare taxes on severance and incentives.

(7) Amounts represent costs to convert data processing records of nine separate banks into one.

(8) Amounts represent legal fees for regulatory filings and advice as well as consulting fees for process review, systems redesign and implementation.

(9) Amounts include outplacement services for terminated employees; replacement of forms, checks and supplies; and customer notifications.

NOTE 16 -- SEGMENT INFORMATION

     The Company's operations include three business segments: Banking, Trust and Asset Management, and Mortgage Banking. The Banking segment provides commercial and personal banking services through its 65 banking locations in northern Illinois and south-central Wisconsin, and the Consumer Finance subsidiary. The services provided by this segment include lending, deposits, cash management, safe deposit box rental, automated teller machines, and other traditional banking services. The Trust and Asset Management segment provides trust, investment management and brokerage services. It also acts as an advisor and provides fund administration to the Vintage Mutual Fund. These products are distributed nationally (i.e. Vintage Equity Fund is available through Charles Schwab), regionally to institutional investors and corporations, and locally through AMCORE's 65 banking locations. The Mortgage Banking segment originates residential mortgage loans for sale to AMCORE's banking affiliate and the secondary market, as well as providing servicing of these mortgage loans.

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

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                                                            TRUST AND ASSET   MORTGAGE     TOTAL
                                                BANKING       MANAGEMENT      BANKING     SEGMENTS
                                               ----------   ---------------   --------   ----------
                                                                  (IN THOUSANDS)
BUSINESS SEGMENTS
1999
Net interest income..........................  $  130,684       $   248       $ 2,155    $  133,087
Provision for loan and lease losses..........      10,550            --            --        10,550
Non-interest income..........................      22,402        31,001         8,525        61,928
Operating expenses...........................      93,099        21,193         7,404       121,696
Depreciation and amortization................       6,652           951           106         7,709
Income taxes.................................      12,079         4,413         1,314        17,806
Segment profit...............................  $   37,358       $ 5,643       $ 1,962    $   44,963
After tax restructuring charges..............       3,053           208            --         3,261
                                               ----------       -------       -------    ----------
Segment profit before merger related
  charges....................................  $   40,411       $ 5,851       $ 1,962    $   48,224
                                               ==========       =======       =======    ==========
Segment assets...............................  $4,357,237       $19,722       $24,216    $4,401,175
                                               ==========       =======       =======    ==========
1998
Net interest income..........................  $  122,542       $   131       $ 2,551    $  125,224
Provision for loan and lease losses..........       7,993            --            --         7,993
Non-interest income..........................      25,435        26,022        11,472        62,929
Operating expenses...........................      87,324        18,293        11,396       117,013
Depreciation and amortization................       7,285           811            89         8,185
Income taxes.................................      13,150         3,388         1,054        17,592
Segment profit...............................  $   39,510       $ 4,472       $ 1,573    $   45,555
After tax merger related and information
  systems charges............................       1,245            --            --         1,245
                                               ----------       -------       -------    ----------
Segment profit before merger related
  charges....................................  $   40,755       $ 4,472       $ 1,573    $   46,800
                                               ==========       =======       =======    ==========
Segment assets...............................  $4,227,050       $23,944       $54,656    $4,305,650
                                               ==========       =======       =======    ==========
1997
Net interest income..........................  $  110,778       $    64       $ 1,578    $  112,420
Provision for loan and lease losses..........       7,045            --            --         7,045
Non-interest income..........................      23,618        18,417         5,583        47,618
Operating expenses...........................      84,745        13,601         6,366       104,712
Depreciation and amortization................       6,117           299            89         6,505
Income taxes.................................      10,211         1,999           320        12,530
Segment profit...............................  $   32,395       $ 2,881       $   475    $   35,751
After tax merger related and information
  systems charges............................       2,833            --            --         2,833
                                               ----------       -------       -------    ----------
Segment profit before merger related
  charges....................................  $   35,228       $ 2,881       $   475    $   38,584
                                               ==========       =======       =======    ==========
Segment assets...............................  $3,738,080       $ 6,322       $28,298    $3,772,700
                                               ==========       =======       =======    ==========

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

RECONCILEMENT OF SEGMENT INFORMATION TO FINANCIAL STATEMENTS

                                                              1999         1998         1997
                                                           ----------   ----------   ----------
NET INTEREST INCOME AND NON-INTEREST INCOME
Total for segments.......................................  $  195,015   $  188,153   $  160,038
Unallocated revenues:
  Holding company revenues...............................      24,687       20,931       19,919
  Other..................................................          50           55        3,309
Elimination of intersegment revenues.....................     (30,337)     (27,657)     (23,666)
                                                           ----------   ----------   ----------
Consolidated total revenues..............................  $  189,415   $  181,482   $  159,600
                                                           ==========   ==========   ==========
PROFIT
Total for segments.......................................  $   44,963   $   45,555   $   35,751
Unallocated profit:
  Holding company loss...................................      (4,630)      (5,999)      (6,234)
  Other..................................................        (241)        (219)        (674)
Elimination of intersegment profit (loss)................          57          244         (179)
                                                           ----------   ----------   ----------
Consolidated net income..................................  $   40,149   $   39,581   $   28,664
                                                           ==========   ==========   ==========
ASSETS
Total for segments.......................................  $4,401,175   $4,305,650   $3,772,700
Unallocated assets:
  Holding company assets.................................      44,351       53,110       46,128
  Other..................................................      42,495       42,701       43,675
Elimination of intersegment assets.......................    (140,400)    (253,628)    (194,813)
                                                           ----------   ----------   ----------
Consolidated assets......................................  $4,347,621   $4,147,833   $3,667,690
                                                           ==========   ==========   ==========

NOTE 17 -- CAPITAL REQUIREMENTS

     The Company and its banking subsidiary (Regulated Companies) are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Regulated Companies must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Their capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Regulated Companies to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1999, that the Regulated Companies meet all capital adequacy requirements to which it is subject.

     As of December 31, 1999, the most recent notification from the Company's regulators categorized the Regulated Companies as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized a company must maintain minimum total risk-based, Tier I risk based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Regulated Companies category.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

     The Company's and its banking subsidiary's actual capital amounts and ratios are presented in the table.

                                                                    FOR CAPITAL ADEQUACY PURPOSES
                                                                --------------------------------------
                                                 ACTUAL              MINIMUM         WELL CAPITALIZED
                                            -----------------   -----------------   ------------------
                                             AMOUNT    RATIO     AMOUNT    RATIO     AMOUNT     RATIO
                                            --------   ------   --------   ------   --------   -------
AS OF DECEMBER 31, 1999:
  Total Capital (to Risk Weighted Assets):
    CONSOLIDATED                            $371,835   12.54%   $237,181   >8.00%        N/A       N/A
                                                                           -
    AMCORE Bank, N.A.                        328,159   11.19%    234,564   >8.00%   $293,205   >10.00%
                                                                           -                   -
  Tier 1 Capital (to Risk Weighted
    Assets):
    CONSOLIDATED                            $343,458   11.58%   $118,591   >4.00%        N/A       N/A
                                                                           -
    AMCORE Bank, N.A.                        300,361   10.24%    117,282   >4.00%   $175,923    >6.00%
                                                                           -                    -
  Tier 1 Capital (to Average Assets):

    CONSOLIDATED                            $343,458    8.03%   $171,036   >4.00%        N/A       N/A
                                                                           -
    AMCORE Bank, N.A.                        300,361    6.94%    173,222   >4.00%   $216,528    >5.00%
                                                                           -                    -
AS OF DECEMBER 31, 1998:
  Total Capital (to Risk Weighted Assets):
    CONSOLIDATED                            $366,121   13.43%   $218,078   >8.00%        N/A       N/A
                                                                           -
    AMCORE Bank, N.A.                        315,540   11.40%    221,414   >8.00%   $276,768   >10.00%
                                                                           -                   -
  Tier 1 Capital (to Risk Weighted
    Assets):
    CONSOLIDATED                            $339,718   12.46%   $109,039   >4.00%        N/A       N/A
                                                                           -
    AMCORE Bank, N.A.                        289,917   10.48%    110,707   >4.00%   $166,061    >6.00%
  Tier 1 Capital (to Average Assets):                                      -                    -

    CONSOLIDATED                            $339,718    8.31%   $163,485   >4.00%        N/A       N/A
                                                                           -
    AMCORE Bank, N.A.                        289,917    6.93%    167,330   >4.00%   $209,163    >5.00%
                                                                           -                    -

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 18 -- CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED PARENT COMPANY BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
ASSETS
Cash and cash equivalents...................................  $    205   $  1,343
Securities available for sale...............................     3,729      2,865
Short-term investments......................................        --      3,000
Due from subsidiaries.......................................       925      1,020
Loans to subsidiaries.......................................    17,924     19,808
Investment in bank subsidiary...............................   295,712    307,322
Investment in financial services subsidiaries...............     3,648      5,783
Premises and equipment, net.................................     4,720      4,788
Other assets................................................    16,848     17,747
                                                              --------   --------
  TOTAL ASSETS..............................................  $343,711   $363,676
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Long-term borrowings........................................  $ 42,490   $ 42,842
Other liabilities...........................................     7,493      4,751
                                                              --------   --------
  TOTAL LIABILITIES.........................................  $ 49,983   $ 47,593
                                                              --------   --------

STOCKHOLDERS' EQUITY
Preferred stock.............................................  $     --   $     --
Common stock................................................     6,585      6,572
Additional paid-in capital..................................    74,244     75,260
Retained earnings...........................................   271,781    247,486
Treasury stock and other....................................   (31,975)    (9,969)
Accumulated other comprehensive loss........................   (26,907)    (3,266)
                                                              --------   --------
  TOTAL STOCKHOLDERS' EQUITY................................  $293,728   $316,083
                                                              --------   --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................  $343,711   $363,676
                                                              ========   ========

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED PARENT COMPANY STATEMENTS OF INCOME

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
INCOME:
Dividends from subsidiaries.................................  $38,739   $37,923   $17,749
Interest income.............................................    1,694     2,064     2,284
Management fees and other...................................   27,405    23,372    21,436
                                                              -------   -------   -------
  TOTAL INCOME..............................................  $67,838   $63,359   $41,469
                                                              -------   -------   -------
EXPENSES:
Interest expense............................................  $ 4,352   $ 4,204   $ 3,801
Compensation expense and employee benefits..................   16,979    14,615    14,455
Professional fees...........................................    2,638     2,316     2,540
Other.......................................................   16,188    11,152    12,388
                                                              -------   -------   -------
  TOTAL EXPENSES............................................  $40,157   $32,287   $33,184
                                                              -------   -------   -------
Income before income tax benefits and equity in
  undistributed net income of subsidiaries..................  $27,681   $31,072   $ 8,285
Income tax benefits.........................................   (4,191)   (2,751)   (3,231)
                                                              -------   -------   -------
Income before equity in undistributed net income of
  subsidiaries..............................................  $31,872   $33,823   $11,516
Equity in undistributed net income of subsidiaries..........    8,277     5,758    17,148
                                                              -------   -------   -------
  NET INCOME................................................  $40,149   $39,581   $28,664
                                                              =======   =======   =======

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $ 40,149   $ 39,581   $ 28,664
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     1,509      1,032      1,531
  Non-employee directors compensation expense...............       494        464        370
  Equity in undistributed net income of subsidiaries........    (8,277)    (5,758)   (17,148)
  Decrease (increase) in due from subsidiaries..............        95        (87)       255
  Decrease (increase) in other assets.......................     1,073      2,503     (1,119)
  Increase (decrease) in other liabilities..................     2,742     (2,006)     2,011
  Other, net................................................        94        298        560
                                                              --------   --------   --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES..............  $ 37,879   $ 36,027   $ 15,124
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities......................................  $   (981)  $ (2,428)  $(14,071)
Proceeds from maturities of securities......................        --         --     14,197
Net decrease (increase) in short term investments...........     3,000      7,000     (8,000)
Dissolution of less-active state banking charters...........        --         --         96
Proceeds from sale of collection agency.....................        --         --        700
Net investment made in subsidiaries.........................    (1,550)      (681)   (10,788)
Loans to subsidiaries.......................................   (38,850)   (74,035)   (13,470)
Payments received on loans to subsidiaries..................    40,734     76,990     16,916
Transfer of premises and equipment to (from) affiliates.....        34        (23)      (114)
Premises and equipment expenditures, net....................    (1,475)    (2,909)    (1,514)
Investment in company owned life insurance..................      (127)   (10,798)    (1,816)
                                                              --------   --------   --------
  NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES......  $    785   $ (6,884)  $(17,864)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in short-term borrowings............  $     --   $     --   $(14,455)
Proceeds from long-term borrowings..........................        --         --     41,238
Payment of long-term borrowings.............................      (445)      (444)   (14,044)
Dividends paid..............................................   (15,854)   (15,406)   (12,130)
Proceeds from the sale of common stock......................       973         --        430
Proceeds from exercise of incentive stock options...........     6,051      6,840      3,753
Purchase of treasury stock..................................   (30,527)   (19,745)    (1,327)
                                                              --------   --------   --------
  NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES......  $(39,802)  $(28,755)  $  3,465
                                                              --------   --------   --------
Net change in cash and cash equivalents.....................  $ (1,138)  $    388   $    725
Cash and cash equivalents:
  Beginning of year.........................................     1,343        955        230
                                                              --------   --------   --------
  End of year...............................................  $    205   $  1,343   $    955
                                                              ========   ========   ========

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 19 -- CONTINGENCIES

     Management believes that no litigation is threatened or pending in which AMCORE faces potential loss or exposure which will materially affect AMCORE's financial position or results of operations, other than noted below. Since AMCORE's subsidiaries act as depositories of funds, trustee and escrow agents, they are named as defendants in lawsuits involving claims to the ownership of funds in particular accounts. This and other litigation is incidental to AMCORE's business.

     On August 26, 1999, Willie Parker and five other plaintiffs filed a civil action in the Circuit Court of Humphreys County, Mississippi against AMCORE Consumer Finance Company, Inc., a subsidiary of AMCORE, and other defendants containing twelve separate counts related to the sale and financing of residential satellite dish systems. Though the actual purchase price for each of these systems involves a principal amount of less than $3,000, the complaint prays for economic loss and compensatory damages in the amount of $5 million for each plaintiff and punitive damages in the amount of $100 million for each plaintiff. AMCORE has denied the plaintiffs' allegations and has removed the case to the United States District Court for the Northern District of Mississippi. The proceedings are currently stayed pending resolution of the plaintiffs' motion to remand the case to the state court. Although at this early date the ultimate disposition of the case cannot be predicted with certainty, based on information currently available, AMCORE believes that the plaintiffs' damage claims are disproportionate and that the final outcome of the case will not have a materially adverse effect on AMCORE's consolidated financial condition, though it could have a materially adverse affect on AMCORE's consolidated results of operations in a given year. AMCORE has not recorded an accrual for payment of the damages in this case because, in management's opinion, an unfavorable outcome in this litigation is not probable.

CONDENSED QUARTERLY EARNINGS & STOCK PRICE SUMMARY (UNAUDITED)

                                                         1999                                    1998
                                         -------------------------------------   -------------------------------------
                                          FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND     THIRD    FOURTH
                                         QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                         -------   -------   -------   -------   -------   -------   -------   -------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income........................  $72,892   $73,902   $75,670   $77,858   $68,315   $74,520   $74,979   $73,047
Interest expense.......................  41,109    41,240    42,232    44,302    39,362    43,302    43,593     41,870
                                         -------   -------   -------   -------   -------   -------   -------   -------
Net interest income....................  $31,783   $32,662   $33,438   $33,556   $28,953   $31,218   $31,386   $31,177
Provision for loan losses..............   2,226     2,151     2,613     3,560     2,145     1,642     2,226      1,980
Other income...........................  13,762    15,074    14,725    14,415    12,939    13,898    14,586     17,325
Other expense..........................  29,358    36,488    29,812    27,952    31,906    27,932    28,997     30,759
                                         -------   -------   -------   -------   -------   -------   -------   -------
Income before income taxes.............  $13,961   $9,097    $15,738   $16,459   $7,841    $15,542   $14,749   $15,763
Income taxes...........................   3,925     1,971     4,501     4,709     1,742     4,306     3,871      4,395
                                         -------   -------   -------   -------   -------   -------   -------   -------
Net Income.............................  $10,036   $7,126    $11,237   $11,750   $6,099    $11,236   $10,878   $11,368
                                         =======   =======   =======   =======   =======   =======   =======   =======
Per share data:
Basic earnings.........................  $ 0.35    $ 0.25    $ 0.40    $ 0.42    $ 0.23    $ 0.39    $ 0.37    $  0.39
Diluted earnings.......................    0.35      0.25      0.39      0.41      0.22      0.38      0.37       0.39
Dividends..............................    0.14      0.14      0.14      0.14      0.12      0.14      0.14       0.14
Stock price ranges -- high.............   23.56     23.06     24.25     25.25     27.50     27.75     26.25      24.50
                -- low.................   20.69     19.50     19.75     19.88     21.75     23.38     20.38      19.13
                -- close...............   20.69     23.06     21.88     24.00     27.00     24.00     22.75      22.89

     The financial information contains all normal and recurring reclassifications for a fair and consistent presentation.

     Quotes have been obtained from the National Association of Security Dealers. These quotes do not reflect retail mark-ups, mark-downs or commissions nor are they necessarily representative of actual transactions.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
AMCORE Financial, Inc.

We have audited the accompanying consolidated balance sheets of AMCORE Financial, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMCORE Financial, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

KPMG LLP

January 19, 2000
Chicago, Illinois

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors of the Registrant. The Proxy Statement and Notice of 2000 Annual Meeting dated March 24, 2000 is incorporated herein by reference.

(b) Executive Officers of the Registrant. The information is presented in Item 1 of this document.

ITEM 11. EXECUTIVE COMPENSATION

     The Proxy Statement and Notice of 2000 Annual Meeting dated March 24, 2000 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Proxy Statement and Notice of 2000 Annual Meeting dated March 24, 2000 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Proxy Statement and Notice of 2000 Annual Meeting dated March 24, 2000 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of AMCORE are filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

     Consolidated Balance Sheets -- December 31, 1999 and 1998

     Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements

     Independent Auditors' Report

(a)2. FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules have been included in the consolidated financial statements or are either not applicable or not significant.

(A)3.                              EXHIBITS
-----                              --------
    3    Amended and Restated Articles of Incorporation of AMCORE
         Financial, Inc. dated May 1, 1990 (Incorporated by reference to Exhibit 23 of AMCORE's Annual Report on Form 10-K for the
         year ended December 31, 1989).

(A)3.                              EXHIBITS
-----                              --------
  3.1    By-laws of AMCORE Financial, Inc. as amended May 17, 1990
         (Incorporated by reference to Exhibit 3.1 of AMCORE's Annual
         Report on Form 10-K for the year ended December 31, 1994).
    4    Rights Agreement dated February 21, 1996, between AMCORE
         Financial, Inc. and Firstar Trust Company (Incorporated by
         reference to AMCORE's Form 8-K as filed with the Commission on February 28, 1996).
 10.1    1995 Stock Incentive Plan (Incorporated by reference to
         Exhibit 22 of AMCORE's Annual Report on Form 10-K for the
         year ended December 31, 1994).
 10.2    AMCORE Financial, Inc. 1994 Stock Option Plan for
         Non-Employee Directors (Incorporated by reference to Exhibit
         23 of AMCORE's Annual Report on Form 10-K for the year ended
         December 31, 1993).
 10.3    AMCORE Stock Option Advantage Plan (Incorporated by
         reference to AMCORE's 1999 Proxy Statement, Attachment A,
         filed as part of AMCORE's Annual Report on Form 10-K for
         year ended December 31, 1999).
10.4A    Amended and Restated Transitional Compensation Agreement
         dated June 1, 1996 between AMCORE Financial, Inc. and Robert
         J. Meuleman. (Incorporated by reference to Exhibit 10.3A of
         AMCORE's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1996.)
10.4B    Transitional Compensation Agreement dated June 1, 1996
         between AMCORE Financial, Inc. and Charles E. Gagnier.
         (Incorporated by reference to Exhibit 10.3C of AMCORE's
         Quarterly Report on Form 10-Q for the quarter ended June 30,
         1996.)
10.4C    Transitional Compensation Agreement dated June 1, 1996
         between AMCORE Financial, Inc. and the following
         individuals: William J. Hippensteel and James F. Warsaw.
         (Incorporated by reference to Exhibit 10.3D of AMCORE's
         Quarterly Report on Form 10-Q for the quarter ended June 30,
         1996.)
10.4D    Transitional Compensation Agreement dated November 18, 1998 between AMCORE Financial, Inc. and the following
         individuals: Kenneth E. Edge, John R. Hecht, and James S.
         Waddell (Incorporated by reference to Exhibit 10.3E of
         AMCORE's Annual Report on Form 10-K for the year ended
         December 31, 1998).
10.4E    Transitional Compensation Agreement dated January 1, 1999
         between AMCORE Financial, Inc. and the following
         individuals: Lewis R. Jones and Joseph McGougan
         (Incorporated by reference to Exhibit 10.1 of AMCORE's
         Quarterly Report on Form 10-Q for the quarter ended March
         31, 1999.)
10.4F    Transitional Compensation Agreement dated May 1, 1999
         between AMCORE Financial, Inc. and the following
         individuals: Gregory Sprawka and Bruce W. Lammers
         (Incorporated by reference to Exhibit 10.1 of AMCORE's
         Quarterly Report on Form 10-Q for the quarter ended June 30,
         1999.)
10.4G    Transitional Compensation Agreement dated February 22, 2000 between AMCORE Financial, Inc. and James M. Hansberry.
10.4H    Transitional Compensation Agreement dated March 6, 2000
         between AMCORE Financial, Inc. and Patricia M. Bonavia.
10.4I    Transitional Compensation Agreement dated March 15, 2000
         between AMCORE Financial, Inc. and David W. Miles.
 10.5    Executive Insurance Agreement dated March 1, 1996 between
         AFI and Robert J. Meuleman (Incorporated by reference to
         Exhibit 10.6 of AMCORE's Quarterly Report on Form 10-Q for
         the quarter ended March 31, 1996).
 10.6    Indenture, dated as of March 25, 1997, between the Company and The First National Bank of Chicago (incorporated herein by reference to Exhibit 4.1 of the Company's registration
         statement on Form S-4, Registration No. 333-25375).

(A)3.                              EXHIBITS
-----                              --------
 10.7    Form of New Guarantee between the Company and The First
         National Bank of Chicago (incorporated herein by reference to Exhibit 4.7 of the Company's registration statement on
         Form S-4, Registration No. 333-25375).
 10.8    Executive Insurance Agreement dated August 10, 1998 between
         AMCORE Financial, Inc. and the following executives: Kenneth
         E. Edge, John R. Hecht, and James S. Waddell. (Incorporated
         by reference to Exhibit 10.10 of AMCORE's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)
 10.9    Supplemental Executive Retirement Plan dated May 20, 1998
10.10    Loan Agreement with M & I Marshall and Ilsley Bank dated
         December 31, 1999.
   13    1999 Summary Annual Report to Stockholders
   21    Subsidiaries of the Registrant
   22    Proxy Statement and Notice of 2000 Annual Meeting
   24    Powers of Attorney
   27    Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rockford, State of Illinois, on this 24th day of March 2000.

                                          AMCORE FINANCIAL, INC.

                                              JOHN R. HECHT
                                          By:
                                          --------------------------------------
                                            John R. Hecht
                                            Executive Vice President and Chief
                                              Financial Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below on the 24th day of March, 2000 by the following persons on behalf of the Registrant in the capacities indicated.

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

Directors: Paula A. Bauer, Milton R. Brown, Carl J. Dargene, Richard C. Dell,
           Paul Donovan, Lawrence E. Gloyd, John A. Halbrook, Frederick D. Hay, William R. McManaman, Robert J. Meuleman, Jack D. Ward and Gary L. Watson


ROBERT J. MEULEMAN
---------------------------------------------
Robert J. Meuleman*

JOHN R. HECHT
---------------------------------------------
John R. Hecht*
Attorney in Fact*