Form 10-K/A
period 1999-12-31
AMCORE FINANCIAL INC
filed 2000-04-04
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                (AMENDMENT NO. 1)

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
   X   Yes        No
  ---         ---
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

                                     PART II

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following auditors' report with respect to the Company's financial statements for the year ended December 31, 1997 was inadvertently omitted from the Form 10-K filing dated March 24, 2000.


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
   AMCORE Financial, Inc.
   Rockford, Illinois

      We have audited the accompanying consolidated statements of income, stochholders' equity, and cash flows of AMCORE Financial, Inc. and subsidiaries for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of AMCORE Financial, Inc. and subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

McGladrey & Pullen, LLP

Rockford Illinois
January 19, 1998

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.    FINANCIAL STATEMENTS

         The following Auditors' Report is being filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

         Independent Auditors' Report of McGladrey & Pullen, LLP. for the year ended December 31, 1997

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Rockford, State of Illinois, on this 4th day of April 2000.


                                AMCORE Financial, Inc.




                                By: /s/ John R. Hecht
                                    ----------------------------------
                                    John R. Hecht
                                    Executive Vice President and
                                    Chief Financial Officer