Form 10-Q
period 2000-03-31
AMCORE FINANCIAL INC
filed 2000-05-15
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000



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

The number of shares outstanding of the registrant's common stock, par value $.22 per share, at April 30, 2000 was 27,102,343 shares.


Index of Exhibits on Page 26

                             AMCORE FINANCIAL, INC.

                           Form 10-Q Table of Contents


PART I                                                             Page Number
------                                                             -----------

Item 1  Financial Statements

        Consolidated Balance Sheets as of March 31, 2000 and
           December  31, 1999                                                3

        Consolidated Statements of Income for the Three Months
           Ended March 31, 2000 and 1999                                     4

        Consolidated Statements of Stockholders' Equity for the Three Months
           Ended March 31, 2000 and 1999                                     5

        Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2000 and 1999                                     6

        Notes to Consolidated Financial Statements                           7

Item 2  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       14

Item 3  Quantitative and Qualitative Disclosures About Market Risk          25

PART II
-------

Item 1  Legal Proceedings                                                   26

Item 4  Submission of Matters to a Vote of Security Holders                 26

Item 6  Exhibits and Reports on Form 10-Q                                   26



Signatures                                                                  28

PART I.  ITEM 1: Financial Statements

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                                    March 31,        December 31,
                                                                                                       2000               1999
=================================================================================================================================
                                                                                                (in thousands, except share data)
    Assets     Cash and cash equivalents......................................................       $112,686           $179,113
               Interest earning deposits in banks.............................................          8,998              6,039
               Federal funds sold and other short-term investments............................            200                  -
               Loans and Leases held for sale.................................................         15,983             13,974
               Securities available for sale..................................................      1,263,313          1,227,396
               Securities held to maturity (fair value of $ 12,097 in 2000; $ 13,818 in 1999).         12,294             13,977
                                                                                               ----------------------------------
                   Total securities ..........................................................     $1,275,607         $1,241,373
               Loans and leases, net of unearned income.......................................      2,784,216          2,746,613
               Allowance for loan and lease losses............................................        (29,166)           (28,377)
                                                                                               ----------------------------------
                   Net loans and leases.......................................................     $2,755,050         $2,718,236
               Premises and equipment, net ...................................................         55,393             55,618
               Intangible assets, net.........................................................         18,175             17,102
               Foreclosed real estate.........................................................          2,137              2,675
               Other assets...................................................................        125,410            113,491
                                                                                               ----------------------------------
                   TOTAL ASSETS...............................................................     $4,369,639         $4,347,621
                                                                                               ==================================


 Liabilities   LIABILITIES
     And       Deposits:
Stockholders'    Demand deposits..............................................................     $1,254,302         $1,202,632
    Equity       Savings deposits.............................................................        148,917            145,795
                 Other time deposits..........................................................      1,741,072          1,667,981
                                                                                               ----------------------------------
                    Total deposits............................................................     $3,144,291         $3,016,408
               Short-term borrowings..........................................................        549,965            699,398
               Long-term borrowings ..........................................................        337,325            285,270
               Other liabilities..............................................................         55,110             52,817
                                                                                               ----------------------------------
                    TOTAL LIABILITIES.........................................................     $4,086,691         $4,053,893
                                                                                               ----------------------------------


               STOCKHOLDERS' EQUITY
               Preferred stock, $1 par value:  authorized 10,000,000 shares; none issued......     $        -         $        -
               Common stock, $.22 par value:  authorized 45,000,000 shares;
                                                              March 31,         December 31,
                                                                 2000               1999
                                                                 ----               ----
                                                  Issued      29,661,076         29,648,571
                                                  Outstanding 27,112,663         27,949,431             6,587              6,585
               Additional paid-in capital.....................................................         74,806             74,244
               Retained earnings .............................................................        278,458            271,781
               Deferred compensation non-employee directors...................................         (1,501)            (1,533)
               Treasury stock ................................................................        (47,661)           (30,442)
               Accumulated other comprehensive loss...........................................        (27,741)           (26,907)
                                                                                               ----------------------------------
                    TOTAL STOCKHOLDERS' EQUITY................................................       $282,948           $293,728
                                                                                               ----------------------------------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................................     $4,369,639         $4,347,621
                                                                                               ==================================

See accompanying notes to consolidated financial statements (unaudited).

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                                   For the Three Months
                                                                                                      Ended March 31,
                                                                                                    2000           1999
===============================================================================================================================
                                                                                          (in thousands, except per share data)
  Interest      Interest and fees on loans and leases...................................          $57,074        $51,437
   Income       Interest on securities:
                  Taxable...............................................................           17,503         16,369
                  Tax-exempt............................................................            3,796          4,303
                                                                                          -------------------------------
                     Total Income from Securities.......................................          $21,299        $20,672
                                                                                          -------------------------------

                Interest on federal funds sold and other short-term investments.........              $31            $53
                Interest and fees on loans and leases held for sale.....................              292            624
                Interest on deposits in banks...........................................              236            106
                                                                                          -------------------------------
                     Total Interest Income..............................................          $78,932        $72,892
                                                                                          -------------------------------

  Interest      Interest on deposits....................................................          $32,401        $28,574
  Expense       Interest on short-term borrowings.......................................            9,216          7,684
                Interest on long-term borrowings........................................            4,353          4,851
                                                                                          -------------------------------
                     Total Interest Expense.............................................          $45,970        $41,109
                                                                                          -------------------------------

                     Net Interest Income................................................          $32,962        $31,783
                Provision for loan and lease losses.....................................            2,390          2,226
                                                                                          -------------------------------
                     Net Interest Income After Provision for Loan and Lease Losses......          $30,572        $29,557
                                                                                          -------------------------------

Non-Interest    Trust and asset management income.......................................           $7,622         $6,587
   Income       Service charges on deposits.............................................            2,614          2,218
                Mortgage revenues.......................................................              941          2,584
                Other...................................................................            2,857          2,626
                                                                                          -------------------------------
                     Non-Interest Income, Excluding Net Realized Security Gains ........          $14,034        $14,015
                Net realized security gains ............................................              703            193
                                                                                          -------------------------------
                     Total Non-Interest Income..........................................          $14,737        $14,208

 Operating      Compensation expense....................................................          $12,924        $12,985
  Expenses      Employee benefits.......................................................            3,289          3,740
                Net occupancy expense...................................................            1,837          1,729
                Equipment expense.......................................................            2,283          2,105
                Data processing expense.................................................            1,592          1,601
                Professional fees.......................................................            1,008          1,131
                Advertising and business development....................................              983            746
                Amortization of intangible assets.......................................              528            497
                Other...................................................................            5,226          5,270
                                                                                          -------------------------------
                     Total Operating Expenses...........................................          $29,670        $29,804
                                                                                          -------------------------------

                Income Before Income Taxes..............................................          $15,639        $13,961
                Income taxes............................................................            4,552          3,925
                                                                                          -------------------------------
                     NET INCOME.........................................................          $11,087        $10,036
                                                                                          ===============================

                BASIC EARNINGS PER COMMON SHARE.........................................           $ 0.40         $ 0.35
                DILUTED EARNINGS PER COMMON SHARE.......................................             0.40           0.35
                DIVIDENDS PER COMMON SHARE..............................................             0.16           0.14
                AVERAGE COMMON SHARES OUTSTANDING.......................................           27,477         28,475
                AVERAGE DILUTED SHARES OUTSTANDING......................................           27,832         28,924


See accompanying notes to consolidated financial statements (unaudited).

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                                                                             Deferred
                                                                                      Additional           Compensation
                                                                               Common   Paid-in   Retained Non-Employee  Treasury
                                                                               Stock    Capital   Earnings   Directors     Stock
                                                                              ----------------------------------------------------
                                                                                        (in thousands, except share data)
Balance at December 31, 1998................................................. $ 6,572  $ 75,260  $ 247,486   $ (1,706)   $ (8,263)
                                                                              ----------------------------------------------------

 Comprehensive Income:
  Net Income.................................................................       -         -     10,036          -           -
   Unrealized holding losses on securities available for sale arising
      during the period......................................................       -         -          -          -           -
   Less reclassification adjustment for realized gains included in net income       -         -          -          -           -
 Income tax expense related to items of other comprehensive income...........       -         -          -          -           -
                                                                              ----------------------------------------------------
 Net unrealized gains (losses) on securities available for sale..............       -         -          -          -           -
                                                                              ----------------------------------------------------

Comprehensive Income.........................................................       -         -     10,036          -           -
                                                                              ----------------------------------------------------

  Cash dividends on common stock-$.14 per share..............................       -         -     (3,951)         -           -
  Purchase of shares for the treasury........................................       -         -          -          -     (16,282)
  Reissuance of treasury shares for Non-Employee
    Directors stock plan.....................................................       -        (7)         -       (325)        332
  Deferred compensation expense..............................................       -         -          -        136           -
  Reissuance of treasury shares for employee incentive plans.................       -      (205)         -          -       1,780
                                                                              ----------------------------------------------------

                                                                              ----------------------------------------------------
Balance at March 31, 1999.................................................... $ 6,572  $ 75,048  $ 253,571   $ (1,895)  $ (22,433)
                                                                              ----------------------------------------------------

                                                                              ----------------------------------------------------
Balance at December 31, 1999                                                  $ 6,585  $ 74,244  $ 271,781   $ (1,533)  $ (30,442)
                                                                              ----------------------------------------------------

 Comprehensive Income:
  Net Income.................................................................       -         -     11,087          -           -
   Unrealized holding losses on securities available for sale arising
      during the period......................................................       -         -          -          -           -
   Less reclassification adjustment for realized gains included in net income       -         -          -          -           -
 Income tax expense related to items of other comprehensive income...........       -         -          -          -           -
                                                                              ----------------------------------------------------
 Net unrealized gains (losses) on securities available for sale..............       -         -          -          -           -
                                                                              ----------------------------------------------------

Comprehensive Income.........................................................       -         -     11,087          -           -
                                                                              ----------------------------------------------------

  Cash dividends on common stock-$.16 per share..............................       -         -     (4,410)         -           -
  Purchase of shares for the treasury........................................       -         -          -                (19,903)
  Issuance of common shares for employee stock plan..........................       2       187          -          -           -
  Reissuance of treasury shares for Non-Employee
    Directors stock plan.....................................................       -        (3)         -        (87)         90
  Deferred compensation expense..............................................       -         -          -        119           -
  Reissuance of treasury shares for employee incentive plans.................       -       378          -          -       2,594

                                                                              ----------------------------------------------------
Balance at March 31, 2000.................................................... $ 6,587  $ 74,806  $ 278,458   $ (1,501)  $ (47,661)
                                                                              ----------------------------------------------------

                                                                               Accumulated
                                                                                  Other        Total
                                                                              Comprehensive Stockholders'
                                                                              Income (Loss)    Equity
                                                                              ---------------------------
Balance at December 31, 1998.................................................    $ (3,266)   $ 316,083
                                                                              ---------------------------

 Comprehensive Income:
  Net Income.................................................................           -       10,036
   Unrealized holding losses on securities available for sale arising
      during the period......................................................       4,766        4,766
   Less reclassification adjustment for realized gains included in net income        (193)        (193)
 Income tax expense related to items of other comprehensive income...........          77           77
                                                                              ---------------------------
 Net unrealized gains (losses) on securities available for sale..............       4,650        4,650
                                                                              ---------------------------

Comprehensive Income.........................................................       4,650       14,686
                                                                              ---------------------------

  Cash dividends on common stock-$.14 per share..............................           -       (3,951)
  Purchase of shares for the treasury........................................           -      (16,282)
  Reissuance of treasury shares for Non-Employee
    Directors stock plan.....................................................           -            -
  Deferred compensation expense..............................................           -          136
  Reissuance of treasury shares for employee incentive plans.................           -        1,575

                                                                              ---------------------------
Balance at March 31, 1999....................................................     $ 1,384    $ 312,247
                                                                              ---------------------------

                                                                              ---------------------------
Balance at December 31, 1999                                                    $ (26,907)   $ 293,728
                                                                              ---------------------------

 Comprehensive Income:
  Net Income.................................................................           -       11,087
   Unrealized holding losses on securities available for sale arising
      during the period......................................................        (412)        (412)
   Less reclassification adjustment for realized gains included in net income        (703)        (703)
 Income tax expense related to items of other comprehensive income...........         281          281
                                                                              ---------------------------
 Net unrealized gains (losses) on securities available for sale..............        (834)        (834)
                                                                              ---------------------------

Comprehensive Income.........................................................        (834)      10,253
                                                                              ---------------------------

  Cash dividends on common stock-$.16 per share..............................           -       (4,410)
  Purchase of shares for the treasury........................................           -      (19,903)
  Issuance of common shares for employee stock plan..........................           -          189
  Reissuance of treasury shares for Non-Employee
    Directors stock plan.....................................................           -            -
  Deferred compensation expense..............................................           -          119
  Reissuance of treasury shares for employee incentive plans.................           -        2,972

                                                                              ---------------------------
Balance at March 31, 2000....................................................   $ (27,741)   $ 282,948
                                                                              ---------------------------

See accompanying notes to consolidated financial statements (unaudited).

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                              Three Months Ended
                                                                                                    March 31,
(in thousands)                                                                               2000              1999
========================================================================================================================
Cash Flows     Net income..........................................................        $ 11,087          $ 10,036
From           Adjustments to reconcile net income to net
Operating        cash provided by operating activities:
Activities          Depreciation and amortization of premises and equipment........           1,791             1,765
                    Amortization and accretion of securities, net..................             696             3,189
                    Provision for loan and lease losses............................           2,390             2,226
                    Amortization of intangible assets..............................             528               497
                    Net gain on sale of securities available for sale..............            (703)             (193)
                    Deferred income taxes..........................................               2               407
                    Originations of loans held for sale............................         (40,278)          (96,517)
                    Proceeds from sales of loans held for sale.....................          38,269           117,067
                    Other, net.....................................................           9,479            (4,399)
                                                                                     -----------------------------------
                       Net cash (used for) provided by operating activities........        $ 23,261          $ 34,078
                                                                                     -----------------------------------

Cash Flows     Proceeds from maturities of securities available for sale...........        $ 42,804         $ 122,212
From           Proceeds from maturities of securities held to maturity.............           1,683             1,281
Investing      Proceeds from sales of securities available for sale................          25,319            38,238
Activities     Purchase of securities available for sale...........................        (105,459)         (200,227)
               Net (increase) decrease in federal funds sold
                  and other short-term investments.................................            (200)            9,427
               Net increase in interest earning deposits in banks..................          (2,959)           (5,773)
               Loans and leases made to customers
                  and principal collection of loans and leases, net................         (39,661)          (70,434)
               Premises and equipment expenditures, net............................          (1,577)             (916)
               Investment in company owned life insurance..........................         (20,000)                0
               Proceeds from the sale of other real estate.........................           1,025               370
                                                                                     -----------------------------------
                       Net cash used for investing activities......................       $ (99,025)       $ (104,610)
                                                                                     -----------------------------------

Cash Flows     Net increase (decrease) in demand deposits and savings accounts.....        $ 54,792          ($19,867)
From           Net increase (decrease) in time deposits............................          73,091            (1,606)
Financing      Net (decrease) increase in short-term borrowings....................        (149,433)           82,447
Activities     Proceeds from long-term borrowings..................................          65,000                 -
               Payment of long-term borrowings.....................................         (12,961)             (461)
               Dividends paid......................................................          (4,410)           (3,951)
               Issuance of common stock for employee incentive plans...............             189                 -
               Issuance of treasury stock for employee benefit incentive plans.....           2,972             1,575
               Purchase of treasury stock..........................................         (19,903)          (16,282)
                                                                                     -----------------------------------
                       Net cash provided by financing activities...................         $ 9,337          $ 41,855
                                                                                     -----------------------------------
               Net change in cash and cash
               equivalents.........................................................       $ (66,427)        $ (28,677)
               Cash and cash equivalents:
                 Beginning of year.................................................         179,113           144,199
                                                                                     -----------------------------------
                 End of period.....................................................       $ 112,686         $ 115,522
                                                                                     ===================================

Supplemental   Cash payments for:
Disclosures of   Interest paid to depositors.......................................        $ 31,676          $ 30,959
Cash Flow        Interest paid on borrowings.......................................          13,402            12,326
Information      Income taxes paid.................................................              60               166

Non-Cash       Foreclosed real estate - acquired in settlement of loans............             533               520
Investing and  Transfer of long-term borrowings to short-term borrowings...........               -            33,650
Financing
Activities

See accompanying notes to consolidated financial statements (unaudited).

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

Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the "Company") for the year ended December 31, 1999.

New Accounting Standards

The FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", in 1998, which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" was issued in 1999, which delayed implementation of FAS No. 133. Implementation of FAS No. 133 will be effective for all fiscal years beginning after June 15, 2000. The Company has not yet determined when it will implement the Statement nor has it completed the complex analysis required to determine the impact on the financial statements.

NOTE 2 - EARNINGS PER SHARE

                                                                        For the Three Months
Earnings per share calculations are as follows:                            Ended March 31,
                                                                        2000             1999
                                                                ---------------------------------
                                                              (in thousands, except per share data)
Net Income                                                         $     11,087     $     10,036

Basic earnings per share:
          Weighted average shares outstanding                            27,477           28,475
          Shares related to IMG earned not issued                            36               19
                                                                ---------------------------------
          Average basic shares outstanding                               27,513           28,494
                                                                ---------------------------------

          Earnings per share                                        $      0.40      $      0.35
                                                                ---------------------------------

Diluted earnings per share:
          Weighted average shares outstanding                            27,477           28,475
          Net effect of the assumed purchase of stock under the
              stock option and stock purchase plans - based on
              the treasury stock method using average market price          229              379
          Shares related to IMG earned not issued                            36               19
          Contingently issuable shares under IMG purchase agreement          90               51
                                                                ---------------------------------
          Average diluted shares outstanding                             27,832           28,924
                                                                ---------------------------------

          Diluted Earnings per share                                $      0.40      $      0.35
                                                                ---------------------------------

NOTE 3 - SECURITIES


A summary of securities at March 31, 2000 and December 31, 1999 were as follows:

                                                                                 Gross            Gross
                                                             Amortized         Unrealized       Unrealized         Fair
                                                               Cost              Gains            Losses           Value
                                                           ------------------------------------------------------------------
                                                                                     (in thousands)
At March 31, 2000
   Securities Available for Sale:
     U.S. Treasury                                             $ 59,649             $ 55           $ (358)         $ 59,346
     U.S. Government agencies                                    41,800                9           (1,179)           40,630
     Agency mortgage-backed securities                          784,184              511          (33,486)          751,209
     State and political subdivisions                           301,181            1,469           (9,402)          293,248
     Corporate obligations and other                            122,213               19           (3,352)          118,880
                                                           ------------------------------------------------------------------
        Total Securities Available for Sale                 $ 1,309,027          $ 2,063        $ (47,777)      $ 1,263,313
                                                           ------------------------------------------------------------------


   Securities Held to Maturity:
     U.S. Treasury                                                $ 802              $ -            $ (10)            $ 792
     U.S. Government agencies                                        25                -                -                25
     State and political subdivisions                            11,467               41             (228)           11,280
     Corporate obligations and other                                  -                -                -                 -
                                                           ------------------------------------------------------------------
        Total Securities Held to Maturity                      $ 12,294             $ 41           $ (238)         $ 12,097
                                                           ------------------------------------------------------------------
                  Total Securities                          $ 1,321,321          $ 2,104        $ (48,015)      $ 1,275,410
                                                           ==================================================================

At December 31, 1999
   Securities Available for Sale:
     U.S. Treasury                                             $ 61,466            $ 171           $ (258)         $ 61,379
     U.S. Government agencies                                    32,390                3             (847)           31,546
     Agency mortgage-backed securities                          746,953            1,308          (31,951)          716,310
     State and political subdivisions                           299,304            1,254          (11,055)          289,503
     Corporate obligations and other                            131,572               85           (2,999)          128,658
                                                           ------------------------------------------------------------------
        Total Securities Available for Sale                 $ 1,271,685          $ 2,821        $ (47,110)      $ 1,227,396
                                                           ------------------------------------------------------------------

   Securities Held to Maturity:
     U.S. Treasury                                              $ 1,053              $ -       $       (8)          $ 1,045
     U.S. Government agencies                                        25                -                -                25
     State and political subdivisions                            12,898               53             (204)           12,747
     Corporate obligations and other                                  1                -                -                 1
                                                           ------------------------------------------------------------------
        Total Securities Held to Maturity                      $ 13,977             $ 53           $ (212)         $ 13,818
                                                           ------------------------------------------------------------------
                  Total Securities                          $ 1,285,662          $ 2,874        $ (47,322)      $ 1,241,214
                                                           ==================================================================

Realized gross gains resulting from the sale of securities available for sale were $703,000 and $306,000 for the three months ended March 31, 2000 and 1999, respectively. Realized gross losses were $0 and $113,000 for the three months ended March 31, 2000 and 1999, respectively. At March 31, 2000 and 1999, securities with a fair value of $937.8 million and $882.6 million, respectively, were pledged to secure public deposits, securities under agreements to repurchase and for other purposes required by law.

NOTE 4 - LOANS AND LEASES

The composition of the loan and lease portfolio at March 31, 2000 and December 31, 1999, was as follows:

                                                   March 31,       December 31,
                                                     2000              1999
                                                -------------------------------
                                                         (in thousands)
Commercial, financial and agricultural..........    $706,386         $710,302
Real estate-construction........................     131,532          121,216
Real estate-commercial..........................     738,670          732,447
Real estate-residential.........................     703,067          689,702
Installment and consumer........................     501,077          489,586
Direct lease financing..........................       3,607            3,489
                                                ------------------------------
     Gross loans and leases.....................  $2,784,339       $2,746,742
     Unearned income............................        (123)            (129)
                                                ------------------------------
     Loans and leases, net of unearned
     income.....................................  $2,784,216       $2,746,613
     Allowance for loan and lease
     losses.....................................     (29,166)         (28,377)
                                                ------------------------------
     NET LOANS AND LEASES.......................  $2,755,050       $2,718,236
                                                ==============================

NOTE 5 - Short-Term Borrowings

Short-term borrowings consisted of the following:

                                                   March 31,       December 31,
                                                     2000              1999
                                                -------------------------------
                                                         (in thousands)
Securities sold under agreements to repurchase..    $476,725         $456,227
Federal Home Loan Bank borrowings...............      51,829          114,479
Federal funds purchased.........................      10,540          118,000
U.S. Treasury tax and loan note accounts........       4,286           10,692
Commercial paper borrowings.....................       6,585                -
                                                ------------------------------
   Total Short-Term Borrowings..................    $549,965         $699,398
                                                ==============================

NOTE 6 - Long-Term Borrowings

Long-term borrowings consisted of the following:

                                                   March 31,       December 31,
                                                     2000              1999
                                                -------------------------------
                                                         (in thousands)
Federal Home Loan Bank borrowings..............    $ 296,501        $ 244,018
Capital Trust preferred securities.............       40,000           40,000
Other long-term borrowings.....................          824            1,252
                                                ------------------------------
             Total Long-Term Borrowings........    $ 337,325        $ 285,270
                                                ==============================

AMCORE Bank, N.A., periodically borrows additional funds from the Federal Home Loan Bank (FHLB) in connection with the purchase of mortgage-backed securities. Certain Federal Home Loan Bank borrowings have prepayment penalties and call features associated with them. The current balance of the long-term borrowings was $297.0 million with an average maturity of 5.77 years, and a weighted average borrowing rate of 5.59%.

Repayments of FHLB borrowings based upon call features, assuming they are called at the earliest call date, are as follows at March 31, 2000:

                                                               Total
                                                          ----------------
                                                           (in thousands)
2000....................................................         $ 98,500
2001....................................................          150,000
2002....................................................           15,000
2003....................................................            4,000
                                                          ----------------
        Total callable FHLB borrowings..................         $267,500
                                                          ================

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

Other long-term borrowings include a non-interest bearing note requiring annual payments of $444,000 through 2002. The note was recorded at its present value using a discount rate of 8.0%.

Repayments of long-term borrowings based upon scheduled maturity dates are as follows at March 31, 2000:

                                                               Total
                                                          ----------------
                                                           (in thousands)
2000....................................................        $     73
2001....................................................           1,972
2002....................................................          31,285
2003....................................................          50,092
2004....................................................          65,057
Thereafter..............................................         188,846
                                                          ----------------
        Total Long-term Borrowings......................        $337,325
                                                          ================

NOTE 7-SEGMENT INFORMATION

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


BUSINESS SEGMENTS

                                                                  Trust and Asset    Mortgage     Total
For the three months ended March 31, 2000             Banking        Management      Banking     Segments
                                                -----------------------------------------------------------
                                                                           (in thousands)
Net interest income                                     $ 32,788          $ 92         $ 432      $ 33,312
Provision for loan and lease losses                        2,390             -             -         2,390
Non-interest income                                        6,495         8,196         1,620        16,311
Operating expenses                                        22,052         5,744         1,634        29,430
Income taxes                                               4,100         1,099           162         5,361
                                                -----------------------------------------------------------

Segment profit                                          $ 10,741       $ 1,445         $ 256      $ 12,442
                                                ===========================================================

Segment assets                                       $ 4,332,696      $ 21,567      $ 25,566   $ 4,379,829
                                                ===========================================================

For the three months ended March 31, 1999

Net interest income                                     $ 31,566          $ 53         $ 659      $ 32,278
Provision for loan and lease losses                        2,226             -             -         2,226
Non-interest income                                        5,237         7,165         3,076        15,478
Operating expenses                                        21,752         5,274         2,590        29,616
Income taxes                                               3,228           854           458         4,540
                                                -----------------------------------------------------------

Segment profit                                           $ 9,597       $ 1,090         $ 687      $ 11,374
                                                ===========================================================

Segment assets                                       $ 4,242,620      $ 17,173      $ 34,816   $ 4,294,609
                                                ===========================================================

Reconcilement of Segment Information to Financial Statements

                                                  For the three months ended March 31,
Net interest income and non-interest income              2000                1999
-------------------------------------------     ----------------------------------------
                                                             (in thousands)
Total for segments                                    $ 49,623            $ 47,756
Unallocated revenues:
    Holding company                                     (1,595)              6,099
    Other                                                   30                  16
Elimination of intersegment revenues                      (359)             (7,880)
                                                ----------------------------------------

Consolidated total revenues                           $ 47,699            $ 45,991
                                                ========================================


Profit
------
Total for segments                                    $ 12,442            $ 11,374
Unallocated loss:
    Holding company                                     (1,288)             (1,059)
    Other                                                  (27)               (163)
Elimination of intersegment gain/(loss)                    (40)               (116)
                                                ----------------------------------------

Consolidated net income                               $ 11,087            $ 10,036
                                                ========================================


Assets
------
Total for segments                                 $ 4,379,829         $ 4,294,609
Unallocated assets:
    Holding company                                     32,077              42,656
    Other                                               43,475              43,569
Elimination of intersegment assets                     (85,742)           (180,692)
                                                ----------------------------------------

Consolidated assets                                $ 4,369,639         $ 4,200,142
                                                ========================================

NOTE 8 - RESTRUCTURING CHARGE

       The components of the 1999 restructuring charge and the activity during the first quarter of 2000 were as follows:

                                                    12/31/99        First Quarter        3/31/00
                                                    Balance         Cash Payments        Balance
                                                ----------------  -----------------  ---------------

     Compensation expense  . . . . . . . . (1)             $972              ($511)            $461
     Employee benefits . . . . . . . . . . (2)               83                (18)              65
     Data processing expense . . . . . . . (3)              459               (220)             239
     Professional fees . . . . . . . . . . (4)              290                (71)             219
     Other . . . . . . . . . . . . . . . . (5)               75                 (2)              73
                                                ----------------  -----------------  ---------------

     Charge before income taxes . . . . .                 1,879               (822)           1,057
     Income taxes . . . . . . . . . . . .                   747               (327)             420
                                                ----------------  -----------------  ---------------

     Charge after income taxes . . . . . .               $1,132              ($495)            $637
                                                ================  =================  ===============

----------------

(1) Staff reductions totaling 187 employees are planned. Through March 31, 2000, 74 employees had been terminated and paid severance benefits. An additional 86 employees had transferred to other open positions due to attrition, or had voluntarily left the Company prior to the time severance benefits became payable. As of March 31, 2000, 27 employees remained to be severed.
(2)   Social security and medicare taxes on severance and incentives.
(3) Amounts represent costs to convert data processing records of nine separate banks into one.
(4) Amounts represent legal fees for regulatory filings and advice as well as consulting fees for process review, systems redesign and implementation.
(5) Amounts include outplacement services for terminated employees; replacement of forms, checks and supplies; and customer notifications.


    NOTE 9 - CONTINGENCIES


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis focuses on the significant factors which affected AMCORE Financial, Inc. and subsidiaries ("AMCORE") Consolidated Balance Sheet as of March 31, 2000 as compared to December 31, 1999 and the results of operations for the three months ended March 31, 2000 as compared to the same period in 1999. This discussion is intended to be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

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

Contemplated, projected, forecasted or estimated results in such forward-looking statements involve certain inherent risks and uncertainties. A number of factors
- many of which are beyond the ability of the company to control or predict - could cause actual results to differ materially from those in its forward-looking statements. These factors include, among others, the following possibilities: (I) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new and existing competitors; (II) adverse state and federal legislation and regulation; (III) failure to obtain new customers and retain existing customers; (IV) inability to carry out marketing and/or expansion plans; (V) loss of key executives or personnel; (VI) changes in interest rates including the effect of prepayment; (VII) general economic and business conditions which are less favorable than expected; (VIII) equity and fixed income market fluctuations; (IX) unanticipated changes in industry trends;
(X) unanticipated changes in credit quality and risk factors; (XI) success in gaining regulatory approvals when required; (XII) changes in Federal Reserve Board monetary policies; (XIII) inability to fully realize cost savings from the new organizational structure within the expected time frame or additional or unexpected costs are incurred; (XIV) unexpected outcomes on existing or new litigation in which AMCORE, its subsidiaries, officers, directors or employees are named defendants; (XV) higher than expected costs or other difficulties associated with Year 2000 compliance solutions; (XVI) technological changes;
(XVII) changes in Generally Accepted Accounting Principles: and (XVIII) inability of third-party vendors to perform critical services to the company.

OVERVIEW OF OPERATIONS

AMCORE's net income for the three months ended March 31, 2000 was $11.1 million, an increase of $1.1 million from the $10.0 million reported in the 1999 comparable period. Diluted earnings per share were $0.40 for the three months ended March 31, 2000, an increase of $0.05 from the $0.35 reported in the 1999 comparable period. AMCORE's annualized return on average equity was 15.63% for the first quarter of 2000 compared to 12.75% recorded in the first quarter of 1999. The first quarter return on average assets was 1.03% in 2000 versus 0.98% in 1999.

The primary factor contributing to the improved operating earnings was a $1.2 million increase in net interest income over the first quarter of 1999. The increase was driven by continued strong loan growth, up 11.1% on average from the first quarter of 1999. Trust and asset management revenues, service charges on deposits and other non-interest income were up $1.0 million, $396,000 and $231,000, respectively, over the first quarter of 1999 and offset a $1.6 million decline in mortgage revenues over the same period. Mortgage revenues declined as increased interest rates from a year ago resulted in lower refinancing activity and a $446,000 mortgage servicing impairment reversal in the first quarter of 1999. Security gains were up $510,000 from the first quarter of 1999. Operating expenses were down $134,000 from the first quarter of 1999 as a result of cost savings from

AMCORE's new Customer Focused Organizational Structure combined with reduced mortgage segment expenses associated with the decline in refinancing activity.

Both AMCORE and the bank subsidiary (the "BANK") continue to exceed the minimum capital requirements established by regulators for banks and bank holding companies.

YEAR 2000

AMCORE has not experienced any significant disruptions to its existing or continuing financial and operating activities caused by a failure of its application software programs, operating systems or other systems to accommodate the date value for the year 2000 ("Year 2000"). The Company has no information that would indicate that any material borrower has experienced significant Year 2000 issues that would materially impact their ability to service their loan or otherwise fulfill their borrowing agreement's terms and/or covenants. In addition, AMCORE is not aware of any situation indicating that a significant vendor or service provider may be unable to sell goods or provide services to the company as the result of a Year 2000 issue.

It is not possible, however, to be sure that all aspects of the Year 2000 issue that may affect AMCORE, including those related to the effects of customers, suppliers, or other third parties with whom we conduct business, are fully known or that they will not have a material impact on AMCORE's results of operation or financial condition. AMCORE will take appropriate actions if any Year 2000 systems failure should occur. These actions include contingency plans that the Company has consistently maintained for mission critical systems and business processes to protect assets against unplanned events that would prevent normal operations. These plans have been modified to address the unique risks of the millennium changeover in order to mitigate the effect of potential impacts and insure continuity of operations throughout the Year 2000 and beyond.

The costs associated with the Year 2000 issue during 1998, 1999 and 2000 were estimated at approximately $2.6 million, of which $1.3 million was for replacement hardware and software. These costs do not include an estimated $359,000 and $147,000 in foregone net interest income in the fourth quarter of 1999 and the first quarter of 2000, respectively, associated with increased cash reserves that were intentionally carried in anticipation of the potential for Year 2000 related withdrawals by depositors anxious about the millennium changeover. These items are not anticipated to have a material impact on future results of operations. Through March 31, 2000, $2.5 million of the $2.6 million total estimated costs had been incurred or paid since the inception of the project, including $35,000 in the first quarter of 2000. The remainder of the costs is not expected to be incurred, barring some unforeseen Year 2000 related event.

1999 Restructuring Charge

In the second quarter 1999, AMCORE announced a new "Customer Focused Organizational Structure" (the "CFOS"). Events giving rise to the announcement was a recognition by AMCORE that its corporate structure of nine separate banking charters was perpetuating operational inefficiencies, staffing redundancies and burdensome regulatory reporting requirements. The new CFOS is expected to improve efficiency, enhance responsiveness to local markets and increase shareholder value. It will increase the ability of market presidents, directors and salespeople to focus on serving customers and their communities by centralizing or regionalizing certain support functions.

To accomplish the new CFOS, AMCORE merged its nine banks into one charter as AMCORE Bank, N.A. (the "BANK"). The centralization of retail operations and corporate support functions, including the conversion of data processing records into one bank ("Phase 1") was substantially completed by the end of the fourth quarter of 1999. Minor centralization and conversion issues not yet completed are expected to be completed and paid by the end of the second quarter in 2000.

During the fourth quarter of 1999, in continuation of the CFOS restructuring initiative, AMCORE adopted plans to centralize its commercial loan operations and to streamline the Trust and Asset Management segment operations ("Phase 2"). AMCORE expects to complete this phase of its CFOS restructuring by the end of 2000.

AMCORE's pre-tax charges (the "Restructuring Charge") related to the CFOS restructuring totaled $6.1 million for Phase 1 and $537,000 for Phase 2 in the second and fourth quarters of 1999, respectively. The major components of the Restructuring Charge included employee severance and benefits, systems and integration costs, legal and professional fees and other related expenses. Excess Restructuring Charges of $1.4 million pre-tax, related to Phase 1 were reversed during the fourth quarter of 1999. The reversal related to lower than expected severance and benefits due to unplanned employee attrition in positions unaffected by the CFOS restructuring that permitted the retention of some employees whose positions were otherwise being eliminated and by some affected employees leaving for positions outside the company before their severance became payable. In addition, systems and integration costs were completed at a lower cost than expected.

The amount of the Restructuring Charge relating to CFOS restructuring activities not yet completed, or that otherwise remains unpaid, is $1.1 million pre-tax as of March 31, 2000. Of this amount, $561,000 and $496,000 relate to Phase 1 and Phase 2, respectively. See Note 8 to the Notes to Consolidated Financial Statements for a tabular presentation of the Restructuring Charge by major component.

AMCORE expects $7.3 million in annual pre-tax savings from its new CFOS. The primary savings are expected to come from reductions in staffing and regulatory costs. Altogether, staff reductions of 187 employees are planned. Through March 31, 2000, 74 employees had been terminated and paid severance benefits. An additional 86 employees had transferred to other open positions due to attrition, or had voluntarily left the Company prior to the time severance benefits became payable. As of March 31, 2000, 27 employees remained to be severed. Reduced corporate support expenses are also expected due to the simpler structure. The savings will be reflected on the income statement through reduced compensation expense, employee benefits and professional fees. A majority of the projected cost savings, on a quarterly basis, have been realized in the first quarter of 2000.

EARNINGS REVIEW BY BUSINESS SEGMENT

AMCORE's internal reporting and planning process has identified three business segments: Banking, Trust and Asset Management, and Mortgage Banking. Note 7 to the Notes to Consolidated Financial Statements presents a condensed income statement for each segment.

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

The banking segment's operating profit for the first quarter of 2000 was $10.7 million, an increase of $1.1 million or 11.9% from the same period in 1999. The 2000 increase in banking segment operating profit is the result of net interest income and non-interest income increasing 3.9% and 24.0%, respectively, while operating expenses increased only 1.4%.

The increase in net interest margin was driven by strong loan growth, while increased security gains and higher service charges on deposits were the primary factors contributing to the higher non-interest income. Cost savings from AMCORE's new CFOS were nearly sufficient to offset normal merit increases, cost-of-living adjustments and year-to-year inflation increases, holding the increase in operating expenses to $300,000 over the first quarter of 1999. These factors combined to reduce the segment's efficiency ratio to 52.71%, a 244 basis point improvement from 55.15% for the first quarter of 1999.

The banking segment represented 86.3% and 84.4% of total segment profit in the first quarter of 2000 and 1999, respectively.

Trust and Asset Management Segment

The Trust and Asset Management segment provides trust, investment management and brokerage services. It also acts as an advisor and provides fund administration to the Vintage Mutual Funds. These products are distributed nationally ( i.e., Vintage Equity Fund is available through Charles Schwab OneSource(TM)), regionally to institutional investors and corporations, and locally through AMCORE's banking locations.

The Trust and Asset Management segment's profit increased $355,000 or 32.6% to $1.4 million in the first quarter of 2000. Revenues increased $1.1 million or 14.8% from the first quarter of 1999. The increase was attributable to continued growth of the segment, favorable investment performance and expansion into recordkeeping and administrative services for tax-qualified retirement plans following the March 31, 1999 acquisition of Wellmark Capital Value, Inc ("WCV"). These increases were partially offset by lower insurance commission income resulting from the sale of AMCORE's insurance agency business on August 27, 1999. Operating expenses were up $470,000 or 8.9% from the first quarter of 1999. The increase was primarily attributable to increased personnel costs associated with the growth of the business, normal merit and cost-of-living increases and the acquisition of WCV. These increases were partially offset by the elimination of expenses associated with the operation of the insurance agency business.

As of March 31, 2000, trust assets under management totaled $4.4 billion, including $1.5 billion in the Vintage Mutual Fund family. Total assets under administration, which include managed and custodial assets, totaled $5.2 billion.

The Trust and Asset Management segment represented 11.6% and 9.6% of total segment profit in the first quarter of 2000 and 1999, respectively.

Mortgage Banking Segment

The Mortgage Banking segment originates residential mortgage loans for sale to the BANK and the secondary market, and provides servicing of these mortgage loans.

The Mortgage Banking segment's profit for the first quarter of 2000 was $256,000, a decrease of $431,000 or 62.7% over the same period a year ago. Mortgage revenues and net interest income declined $1.5 million and $227,000, respectively, from the first quarter of 1999 as origination volume and refinancing activity were negatively impacted by increasing interest rates. An additional factor leading to the decline was a reversal of $446,000 in mortgage servicing right impairment reserves in the first quarter of 1999. Operating expenses declined $1.0 million, primarily the result of lower variable production costs attributable to the lower origination volumes and refinancing activity.

The Mortgage Banking segment represented 2.1% and 6.0% of total segment profit in the first quarter of 2000 and 1999, respectively.

CONSOLIDATED EARNINGS ANALYSIS

The analysis below discusses by major components the changes in net income when comparing the three months ended March 31, 2000 and 1999.

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

                                     Quarter Ended    Quarter Ended
                                     March 31, 2000   March 31, 1999
                                     --------------   --------------

Interest Income Book Basis                $ 78,932          $ 72,892
Taxable Equivalent Adjustment                2,276             2,511
                                       -----------        ----------

Interest Income Taxable
         Equivalent Basis                   81,208            75,403
Interest Expense                            45,970            41,109
                                       -----------        ----------

Net Interest Income Taxable
         Equivalent Basis                $ 35,238           $ 34,294
                                       ==========         ==========

Net interest income on a fully taxable equivalent basis increased $944,000 or 2.8% during the first quarter of 2000 over the same period in 1999. The improvement in net interest income results mainly from a 4.1% increase in average earning assets and increased yields on the investment portfolio. These improvements were partially offset by deposit growth and increased borrowing needed to fund the growth in earning assets as well as increased rates paid on deposits and borrowings.

The growth in average earning assets was attributable to double-digit loan growth offset by a decline in the investment portfolio. Average loans increased $275.8 million or 11.1% when comparing the first quarters of 2000 and 1999, due to a strong regional economy and successful sales management initiatives. Average investment securities declined $94.4 million or 6.7%, quarter-to-quarter. This planned reduction reflects a change in AMCORE's investment strategy since the first quarter of 1999 to emphasize liquidity, reduced interest rate risk and loan growth funding as opposed to enhanced capital utilization of the investment leveraging program.

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

As the table below indicates, the net interest spread decreased 4 basis points to 2.83% in the first quarter of 2000 when compared to the 2.87% during the same period in 1999. The net interest margin was 3.44% during the first quarter of 2000, a decrease of 4 basis points from 3.48% in the comparable period in 1999.

                                                            Quarter Ended                              Quarter Ended
                                                            March 31, 2000                             March 31, 1999
                                             -------------------------------------------  ----------------------------------------
                                                   Average                      Average         Average                   Average
                                                   Balance        Interest        Rate          Balance      Interest       Rate
                                             -------------------------------------------  ----------------------------------------
Assets
Interest-Earning Assets:
     Taxable securities                           $1,008,984       $17,503        6.94%        $1,069,039     $16,369       6.13%
     Tax-exempt securities (1)                       304,141         5,840        7.68%           338,466       6,620       7.82%
                                             -------------------------------------------  ----------------------------------------
       Total Securities (2)                        1,313,125        23,343        7.11%         1,407,505      22,989       6.54%
     Mortgage loans held for sale (3)                 10,304           189        7.34%            32,030         422       5.27%
     Loans (1) (4)                                 2,759,002        57,306        8.34%         2,483,163      51,631       8.40%
     Other earning assets                             19,066           267        5.62%            17,029         159       3.79%
     Fees on mortgage loans held for sale (3)              -           103           -                  -         202        -
                                             -------------------------------------------  ----------------------------------------
         Total Interest-Earning Assets            $4,101,497       $81,208        7.94%        $3,939,727     $75,403       7.71%
Non Interest-Earning Assets:
     Cash and due from banks                         104,433                                       99,321
     Other assets                                    144,670                                      158,308
     Allowance for loan and lease losses            (28,946)                                     (27,163)
                                             ----------------                             ----------------
             Total Assets                         $4,321,654                                   $4,170,193
                                             ================                             ================

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
     Interest-bearing demand and savings          $1,006,960        $8,735        3.48%         $ 952,932      $6,496       2.76%
     deposits
     Time deposits                                 1,693,546        23,550        5.58%         1,589,036      21,871       5.58%
                                             -------------------------------------------  ----------------------------------------
       Total interest-bearing deposits             2,700,506        32,285        4.81%         2,541,968      28,367       4.53%
     Short-term borrowings                           619,732         9,163        5.95%           581,188       8,216       5.73%
     Long-term borrowings                            295,460         4,522        6.16%           318,232       4,526       5.77%
                                             -------------------------------------------  ----------------------------------------
       Total Interest-Bearing Liabilities         $3,615,698       $45,970        5.11%        $3,441,388     $41,109       4.84%
Noninterest-Bearing Liabilities:
     Demand deposits                                 363,600                                      352,491
     Other liabilities                                57,029                                       57,070
                                             ----------------                             ----------------
       Total Liabilities                          $4,036,327                                   $3,850,949
Stockholders' Equity                                 285,327                                      319,244
                                             ----------------                             ----------------
             Total Liabilities and
                Stockholders' Equity              $4,321,654                                   $4,170,193
                                             ================                             ================

         Net Interest Income                                       $35,238                                    $34,294
                                                             ==============                               ============

         Net Interest Spread                                                      2.83%                                     2.87%
                                                                           =============                              ============

         Interest Rate Margin                                                     3.44%                                     3.48%
                                                                           =============                              ============

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

The level of net interest income is the result of the relationship between total volume and mix of interest-earning assets and the rates earned and the total volume and mix of interest-bearing liabilities and the rates paid. The rate and volume components associated with interest-earning assets and interest-bearing liabilities are segregated in the table above to analyze the changes in net interest income. Changes due to rate/volume variances and changes due to the extra day in 2000 due to leap year have been allocated between changes due to average volume and changes due to average rate based on the absolute value of each to the total change of both categories. Because of changes in the mix of the components of interest-earning assets and interest-bearing liabilities, the computations for each of the components do not equal the calculation for interest-earning assets as a total and interest-bearing liabilities as a total. The table below presents an analysis of the changes in net interest income.

                                                                             Quarter Ended
                                                                     March 31, 2000 / March 31, 1999
                                                                             (in thousands)
                                                 ----------------------------------------------------------------------
                                                                                                          Total Net
                                                 Increase (Decrease)             Due to Change In          Increase
                                                   Average Volume                  Average Rate           (Decrease)
                                                 ----------------------------------------------------------------------
Interest Income:
 Taxable securities                              $            (954)            $             2,088       $       1,134
 Tax-exempt  securities (1)
                                                              (661)                          (119)               (780)
                                                 ----------------------------------------------------------------------
    Total Securities (2)                                                                                           354
                                                            (1,597)                          1,951
 Mortgage Loans held for sale (3)
                                                              (358)                            125               (233)
 Loans  (1) (4)
                                                              6,031                          (356)               5,675
 Other earning assets
                                                                 19                             89                 108
 Fees on mortgage loans held for sale (3)
                                                                  0                           (99)                (99)
                                                 ----------------------------------------------------------------------
 Total Interest-Earning Assets                   $            3,350            $             2,455       $       5,805
                                                 ----------------------------------------------------------------------

Interest Expense:
 Interest-bearing demand and savings             $            1,080            $             1,159       $       2,239
deposits
 Time deposits
                                                              1,689                           (10)               1,679
                                                 ----------------------------------------------------------------------
   Total interest-bearing deposits
                                                              1,958                          1,960               3,918
 Short-term borrowings                                                                                             947
                                                                606                            341
 Long-term borrowings                                                                                              (4)
                                                              (319)                            315
                                                 ----------------------------------------------------------------------
 Total Interest-Bearing Liabilities               $           2,335            $             2,526       $       4,861
                                                 ----------------------------------------------------------------------

 Net Interest Margin / Net Interest Income (FTE)  $           1,015            $              (71)        $        944
                                                 ======================================================================

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

The increase in net interest income, when comparing the first quarter of 2000 with the first quarter of 1999, is mainly due to a favorable change in average volume. Average loans increased 11.1% while average investment securities declined 6.7%. The positive effects of this net increase were partially offset by a 6.2% increase in average interest bearing deposits and a 1.8% increase in average borrowings that was required to fund the growth in average earning assets.

There was a decrease in net interest income due to changes in average rates, when comparing the first quarter of 2000 with the first quarter of 1999. Higher yields on average investment securities were partially offset by lower yields on average loans resulting in a net increase on average earning assets of 23 basis points. The net favorable impact on average earning assets was more than offset by a 27 basis point increase in rates paid on average total interest-bearing liabilities. This was largely the result of higher rates paid on demand and savings deposits, a reflection of the Fed's policy of increasing interest rates since June 30, 1999. The rising interest rate environment also adversely affected rates paid on both short-term and long-term borrowings.

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

The provision for loan and lease losses was $2.4 million during the first quarter of 2000, an increase of $164,000 or 7.4% from the same period in 1999. The increase in the provision largely relates to the growth in total loans.

Annualized net charge-offs to average loans were 0.23% in the first quarter of 2000 and 0.12% during the same period of 1999.

The allowance for loan losses as a percent of total loans was 1.05% and 1.03% at March 31, 2000 and December 31, 1999, respectively.

Non-Interest Income

Total non-interest income was $14.7 million in the first quarter of 2000, an increase of $529,000 or 3.7% from the same period in 1999.

Trust and asset management income increased 15.7% or $1.0 million to total $7.6 million for the first three months of 2000 versus the same period in 1999. The increase was attributable to continued growth of the segment, favorable investment performance and expansion into recordkeeping and administrative services for tax-qualified retirement plans following the March 31, 1999 acquisition of WCV. As of March 31, 2000, trust assets under management totaled $4.4 billion, including $1.5 billion in the Vintage Mutual Fund family. Total assets under administration, which include managed and custodial assets, totaled $5.2 billion.

Service charges on deposits increased $396,000 or 17.9% from the first quarter of 1999 to $2.6 million for the first quarter of 2000. An increase in average deposit balances of $169.6 million or 5.9% from the first quarter 1999 to the first quarter 2000, revised fee schedules and overdraft handling processes contributed to the increase in fee income.

Mortgage revenues decreased $1.6 million or 63.6% as origination volume and refinancing activity were negatively impacted by increasing interest rates. An additional factor leading to the decline was a reversal of $446,000 in mortgage servicing right impairment reserves in the first quarter of 1999.

Other income increased to $2.9 million in the first quarter of 2000, a $231,000 or 8.8% increase from the $2.6 million in the same period a year ago. Brokerage commission income and customer services charges largely accounted for the increase. These increases were partially offset by lower insurance commission income resulting from the sale of AMCORE's insurance agency business on August 27, 1999.

Net security gains totaled $703,000 in the first quarter of 2000 as compared to $193,000 in the first quarter of 1999. The level of security gains or losses is dependent on the size of the available for sale portfolio, interest rate levels, AMCORE's liquidity needs, and balance sheet risk objectives.

Operating Expenses

Operating expenses totaled $29.7 million for the first quarter of 2000, a decrease of $134,000 from the first quarter of 1999. The decrease is primarily related to lower personnel and loan processing and collection expenses, partially offset by increased advertising and business development expenses and increased equipment expenses.

The efficiency ratio for the first quarter of 2000 was 59.08%, a 222 basis point improvement from 61.30% in the first quarter of 1999. The improvement was the result of increased revenues coupled with lower expenses, quarter-to-quarter.

Personnel costs, which include compensation expense and employee benefits, are the largest component of operating expenses. Personnel costs totaled $16.2 million in the first quarter of 2000, a decrease of $512,000 or 3.1% from the first quarter of 1999. Cost savings from AMCORE's new CFOS structure more than offset normal merit increases and cost-of-living adjustments, growth of the trust and asset management segment, increased employee health benefit costs and year-to-year inflation increases.

Equipment expense increased $178,000 or 8.5% from the first quarter of 1999 to total $2.3 million. The increase is primarily attributable to increased software amortization, maintenance and other related costs associated with the upgrade of internal LAN networks, Year 2000 compliance solutions and AMCORE Online!, an on-line banking product.

Advertising and business development expense increased $237,000 or 31.8% from the first quarter of 1999 to total $983,000. The increase is mainly the result of the timing of various promotional campaigns and programs and launching of AMCORE Online!.

Other operating expenses included a $361,000 decrease in loan processing and collection expense from the first quarter of 1999 that was largely offset by environmental remediation expenses of $93,000, increased travel and entertainment expenses of $84,000, expenses associated with foreclosed property of $73,000 and robbery losses of $70,000.

Income Taxes

Income tax expense increased $627,000 to $4.6 million for the first quarter of 2000. The increase is due primarily to the increase in income before taxes. The effective tax rate for the first quarter of 2000 was 29.1% compared to 28.1% for the same period in 1999.

Balance Sheet Review

Total assets were $4.4 billion at March 31, 2000, an increase of $22.0 million or 0.5% from December 31, 1999. Total earning assets increased $77.0 million from December 31, 1999. The increase was partially funded by a decrease in non-earning assets of $55.0 million over the same period. The decrease was primarily attributable to reductions in excess cash that had been held for potential Year 2000 related withdrawals and seasonal decreases in cash equivalents. The remaining increase in earning assets was funded by a $127.9 million increase in deposits from December 31, 1999. The increase in deposits also largely funded a $97.4 million reduction in borrowings and a $10.8 million net reduction in stockholders' equity from December 31, 1999.

The decline in stockholders' equity is due principally to the acquisition of treasury shares in connection with AMCORE's announced share repurchase program, normal dividend distributions and unrealized losses on available for sale securities.

ASSET QUALITY REVIEW

Allowance for Loan and Lease Losses

The allowance for loan and lease losses was $29.2 million at March 31, 2000, an increase of $789,000 from December 31, 1999. The allowance represented 1.05% of total loans and 130.7% of non-performing loans at March 31, 2000. The comparable ratios were 1.03% and 154.06% at December 31, 1999.

Net charge-offs were $1.6 million during the first quarter of 2000 versus $710,000 for the same quarter of 1999. The increase in net charge-offs was primarily attributable to the higher charge-offs of installments and consumer loans.

An analysis of the allowance for loan losses as of March 31, 2000 and 1999 is presented below:

                                               For the Three Months Ended
                                            March 31, 2000     March 31, 1999
                                            --------------     --------------
                                                       (in thousands)
Balance at beginning of period                     $28,377            $26,403
Charge Offs:
    Commercial, financial and agricultural             506                198
    Real estate                                        517                117
    Installment and consumer                         1,149                799
                                            ---------------    ---------------
                                                     2,172              1,114
Recoveries:
    Commercial, financial and agricultural             369                 73
    Real estate                                         38                 10
    Installment and consumer                           164                321
                                            ---------------    ---------------
                                                       571                404
Net Charge-Offs                                      1,601                710
Provision charged to expense                         2,390              2,226
                                            ---------------    ---------------

Balance at end of period                           $29,166            $27,919
                                            ===============    ===============
Ratio of net-charge-offs during the
period to average loans outstanding
during the period (1)                                 0.23%              0.12%
                                            ===============    ===============

Allowance to non-performing loans                   130.67%            124.50%

Allowance to ending loans                             1.05%              1.11%

(1) On an annualized basis

Non-Performing Assets

Non-performing assets increased $4.2 million from December 31, 1999 to $25.7 million at March 31, 2000. Non-performing assets as of March 31, 2000 and December 31, 1999 are presented below.

                                                         March 31, 2000           December 31,1999
                                                     ----------------------------------------------
                                                                     (in thousands)
  Impaired loans:
    Non-accrual loans and leases
       Commercial..................................       $      16,913              $      12,632
       Real estate.................................               3,069                      3,278

  Other non-performing:
       Non-accrual loans (1).......................               2,339                      2,509
                                                     ----------------------------------------------
       Total non-performing loans..................       $      22,321              $      18,419
                                                     ==============================================

    Foreclosed assets..............................
       Real estate.................................               2,137                      2,675
       Other.......................................               1,226                        368
                                                     ----------------------------------------------
       Total foreclosed assets.......................     $       3,363              $       3,043
                                                     ==============================================
    Total non-performing assets......................     $      25,684              $      21,462

  Loans 90 days or more past due and still accruing..     $       6,647              $      10,197

  (1) These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

Capital Management

Total stockholders' equity was $282.9 million at March 31, 2000, a decrease of $10.8 million from December 31, 1999. The book value per share of AMCORE common stock was $10.44 and $11.06 at March 31, 2000 and 1999, respectively. AMCORE paid $.16 and $.14 per share dividends during the first quarter of 2000 and 1999, respectively.

On November 24, 1999, AMCORE announced a stock repurchase program for up to five percent of its common stock or 1.41 million shares. The repurchased shares will become treasury shares and will be used for general corporate purposes, including the issuance of shares in connection with AMCORE's stock option and other employee benefit plans. Through March 31, 2000, 965,741 shares have been repurchased at an average price of $20.98.

The BANK is considered a "well capitalized" institution based on regulatory guidelines. AMCORE's leverage ratio of 7.72% at March 31, 2000 exceeds the regulatory guidelines of 5% for well-capitalized institutions. AMCORE's ratio of Tier I capital at 11.13% and total risk based capital of 12.10% significantly exceed the regulatory minimums. To be categorized as well capitalized, a company must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios as set forth in the table below.

                                                           March 31, 2000                 March 31, 1999
                                                          ---------------                 --------------

                                                     Amount            Ratio            Amount            Ratio
                                                     ------            -----            ------            -----
                                                                       (Dollars in thousands)
Total Capital                                      $361,527           12.10%          $359,573           12.99%
Total Capital Minimum                               238,981            8.00%           221,531            8.00%
                                                   --------          -------          --------          -------
Amount in Excess of Minimum                        $121,546            4.10%          $138,042            4.99%
                                                   ========          =======          ========          =======

Tier I Capital (to Risk Weighted Assets)           $332,361           11.13%          $331,654           11.98%
Tier I Capital Minimum                              119,491            4.00%           110,766            4.00%
                                                   --------          -------          --------          -------
Amount in Excess of Minimum                        $212,870            7.13%          $220,888            7.98%
                                                   ========          =======          ========          =======

Tier I Capital (to Average Assets)                 $332,361            7.72%          $331,654            7.99%
Tier I Capital Minimum                              172,208            4.00%           166,047            4.00%
                                                   --------          -------          --------          -------
Amount in Excess of Minimum                        $160,153            3.72%          $165,607            3.99%
                                                   ========          =======          ========          =======

Risk adjusted assets                             $2,987,268                         $2,769,138
                                                 ==========                         ==========

Average assets                                   $4,303,781                         $4,151,164
                                                 ==========                         ==========


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company's December 31, 1999 Form 10K. There have been no material changes in the assumptions used or result obtained regarding market risk.

PART II.
--------

ITEM 1.  Legal Proceedings

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


ITEM 4.  Submission of Matters to a Vote of Security Holders

(a) AMCORE Financial, Inc. 1999 Annual Meeting of Stockholders was held on May 9, 2000.

(b) Proxies were solicited by AMCORE Financial, Inc. management for the purpose of electing three Class II directors whose term will expire in 2003. The following individuals were elected as Class II directors:

               Name                      Votes For          Votes Withheld
               ----                      ---------          --------------
        Milton R. Brown                  20,331,124              2,535,372
        Richard C. Dell                  20,369,084              2,497,412
        William R. McManaman             20,334,473              2,532,023

(c) Proxies were solicited by AMCORE Financial, Inc. management to ratify the appointment of KPMG LLP as independent auditors. The appointment of KPMG LLP was ratified via 21,797,286 votes for, 339,110 votes against, and 730,100 votes abstaining the ratification of the appointment.

(d) Proxies were solicited by AMCORE Financial, Inc. management to approve the AMCORE Financial, Inc. 2000 Stock Incentive Plan. The plan was approved via 13,714,051 votes for, 5,403,451 votes against, 523,332 votes abstaining, and 3,225,662 broker non-votes.


ITEM 6.  Exhibits and Reports on Form 10-Q

     (a) 3 Amended and Restated Articles of Incorporation of AMCORE Financial, Inc. dated May 1, 1990 (Incorporated by reference to Exhibit 23 of AMCORE's Annual Report on Form 10-K for the year ended December 31,
             1989).

        3.1  By-laws of AMCORE Financial, Inc. as amended May 9, 2000.

          4 Rights Agreement dated February 21, 1996, between AMCORE Financial, Inc. and Firstar Trust Company (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on February 28,
             1996).

         27  Financial Data Schedule

         99  Additional exhibits - Press release dated April 19, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      AMCORE Financial, Inc.

                                      (Registrant)



Date: May 15, 2000




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