Form 10-Q
period 2000-06-30
AMCORE FINANCIAL INC
filed 2000-08-14
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000



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

The number of shares outstanding of the registrant's common stock, par value $.22 per share, at July 31, 2000 was 27,027,414 shares.



Index of Exhibits on Page 31

                             AMCORE FINANCIAL, INC.

                           Form 10-Q Table of Contents


PART I                                                               Page Number
------                                                               -----------

Item 1  Financial Statements

Consolidated Balance Sheets as of June 30, 2000 and
           December 31, 1999                                                3

        Consolidated Statements of Income for the Three and Six Months
           Ended June 30, 2000 and 1999                                     4

        Consolidated Statements of Stockholders' Equity for the Six Months
           Ended June 30, 2000 and 1999                                     5

        Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2000 and 1999                                     6

        Notes to Consolidated Financial Statements                          7

Item 2  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      16

Item 3  Quantitative and Qualitative Disclosures About Market Risk         30

PART II
-------

Item 1  Legal Proceedings                                                  31

Item 4  Submission of Matters to a Vote of Security Holders                31

Item 6  Exhibits and Reports on Form 10-Q                                  31



Signatures                                                                 32

PART I.  ITEM 1: Financial Statements

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                                        June 30,    December 31,
                                                                                                          2000          1999
=================================================================================================================================
                                                                                                (in thousands, except share data)
   Assets      Cash and cash equivalents..........................................................      $118,956       $179,113
               Interest earning deposits in banks.................................................        40,545          6,039
               Loans and Leases held for sale.....................................................        43,420         13,974
               Securities available for sale......................................................     1,217,101      1,227,396
               Securities held to maturity (fair value of $ 11,320 in 2000; $ 13,818 in 1999).....        11,517         13,977
                                                                                                    ----------------------------
                   Total securities ..............................................................    $1,228,618     $1,241,373
               Loans and leases, net of unearned income...........................................     2,778,933      2,746,613
               Allowance for loan and lease losses................................................       (30,132)       (28,377)
                                                                                                    ----------------------------
                   Net loans and leases...........................................................    $2,748,801     $2,718,236
               Premises and equipment, net .......................................................        54,934         55,618
               Intangible assets, net.............................................................        17,732         17,102
               Foreclosed real estate.............................................................         2,256          2,675
               Other assets.......................................................................       137,114        113,491
                                                                                                    ----------------------------
                   TOTAL ASSETS...................................................................    $4,392,376     $4,347,621
                                                                                                    ============================


 Liabilities   LIABILITIES
     And       Deposits:
Stockholders'    Demand deposits..................................................................    $1,247,496     $1,202,632
   Equity        Savings deposits.................................................................       144,221        145,795
                 Other time deposits..............................................................     1,722,569      1,667,981
                                                                                                    ----------------------------
                    Total deposits................................................................    $3,114,286     $3,016,408
               Short-term borrowings..............................................................       599,385        699,398
               Long-term borrowings ..............................................................       335,734        285,270
               Other liabilities..................................................................        55,552         52,817
                                                                                                    ----------------------------
                    TOTAL LIABILITIES.............................................................    $4,104,957     $4,053,893
                                                                                                    ----------------------------


               STOCKHOLDERS' EQUITY
               Preferred stock, $1 par value:  authorized 10,000,000 shares; none issued..........    $        -     $        -
               Common stock, $.22 par value:  authorized 45,000,000 shares;
                                                                          June 30,    December 31,
                                                                            2000         1999
                                                                            ----         ----
                                                          Issued         29,676,019   29,648,571
                                                          Outstanding    27,111,549   27,949,431           6,591          6,585
               Additional paid-in capital.........................................................        74,986         74,244
               Retained earnings .................................................................       284,805        271,781
               Deferred compensation non-employee directors.......................................        (1,541)        (1,533)
               Treasury stock ....................................................................       (47,945)       (30,442)
               Accumulated other comprehensive loss...............................................       (29,477)       (26,907)
                                                                                                    ----------------------------
                    TOTAL STOCKHOLDERS' EQUITY....................................................      $287,419       $293,728
                                                                                                    ----------------------------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................    $4,392,376     $4,347,621
                                                                                                    ============================

See accompanying notes to consolidated financial statements (unaudited).

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                     For the Three Months     For the Six Months
                                                                                         Ended June 30,          Ended June 30,
                                                                                        2000       1999        2000        1999
                                                                                          (in thousands, except per share data)
=================================================================================================================================
  Interest   Interest and fees on loans and leases................................... $58,808    $52,937     $115,882    $104,374
   Income    Interest on securities:
               Taxable...............................................................  17,445     15,894       34,948      32,263
               Tax-exempt............................................................   3,771      4,332        7,567       8,635
                                                                                     --------------------------------------------
                  Total Income from Securities....................................... $21,216    $20,226      $42,515     $40,898

             Interest on federal funds sold and other short-term investments.........     $69        $39         $100         $92
             Interest and fees on loans and leases held for sale.....................     555        496          847       1,120
             Interest on deposits in banks...........................................     175        204          411         310
                                                                                     --------------------------------------------
                  Total Interest Income.............................................. $80,823    $73,902     $159,755    $146,794
                                                                                     --------------------------------------------

  Interest   Interest on deposits.................................................... $34,460    $28,497      $66,861     $57,071
   Expense   Interest on short-term borrowings.......................................   9,147      8,125       18,363      15,809
             Interest on long-term borrowings........................................   5,191      4,618        9,544       9,469
                                                                                     --------------------------------------------
                  Total Interest Expense............................................. $48,798    $41,240      $94,768     $82,349
                                                                                     --------------------------------------------

                  Net Interest Income................................................ $32,025    $32,662      $64,987     $64,445
             Provision for loan and lease losses.....................................   2,340      2,151        4,730       4,377
                                                                                     --------------------------------------------
                  Net Interest Income After Provision for Loan and Lease Losses...... $29,685    $30,511      $60,257     $60,068
                                                                                     --------------------------------------------

Non-Interest Trust and asset management income.......................................  $7,553     $7,709      $15,175     $14,296
   Income    Service charges on deposits.............................................   2,781      2,408        5,395       4,626
             Mortgage revenues.......................................................   1,179      2,110        2,120       4,694
             Other...................................................................   2,922      2,621        5,779       5,247
                                                                                     --------------------------------------------
                  Non-Interest Income, Excluding Net Realized Security Gains ........ $14,435    $14,848      $28,469     $28,863
             Net realized security gains ............................................     393        379        1,096         572
                                                                                     --------------------------------------------
                  Total Non-Interest Income.......................................... $14,828    $15,227      $29,565     $29,435

  Operating  Compensation expense.................................................... $13,557    $16,040      $26,481     $29,025
  Expenses   Employee benefits.......................................................   3,350      3,458        6,639       7,198
             Net occupancy expense...................................................   1,715      1,622        3,552       3,351
             Equipment expense.......................................................   2,181      2,463        4,464       4,568
             Data processing expense.................................................   1,446      2,813        3,038       4,414
             Professional fees.......................................................   1,061      2,307        2,069       3,438
             Advertising and business development....................................   1,159      1,017        2,142       1,763
             Amortization of intangible assets.......................................     529        498        1,057         995
             Communication expense...................................................     966      1,288        2,042       2,390
             Other...................................................................   3,916      5,135        8,066       9,303
                                                                                     --------------------------------------------
                  Total Operating Expenses........................................... $29,880    $36,641      $59,550     $66,445
                                                                                     --------------------------------------------

             Income Before Income Taxes.............................................. $14,633     $9,097      $30,272     $23,058
             Income taxes............................................................   3,952      1,971        8,504       5,896
                                                                                     --------------------------------------------
                  NET INCOME......................................................... $10,681     $7,126      $21,768     $17,162
                                                                                     ============================================

             BASIC EARNINGS PER COMMON SHARE.........................................  $ 0.39     $ 0.25       $ 0.80      $ 0.61
             DILUTED EARNINGS PER COMMON SHARE.......................................    0.39       0.25         0.79        0.60
             DIVIDENDS PER COMMON SHARE..............................................    0.16       0.14         0.32        0.28
             AVERAGE COMMON SHARES OUTSTANDING.......................................  27,101     28,252       27,289      28,363
             AVERAGE DILUTED SHARES OUTSTANDING......................................  27,421     28,659       27,625      28,800

See accompanying notes to consolidated financial statements (unaudited).

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                                                      Deferred
                                                               Additional           Compensation
                                                        Common  Paid-in   Retained  Non-Employee  Treasury
                                                        Stock   Capital   Earnings   Directors     Stock
                                                       -----------------------------------------------------
                                                                 (in thousands, except share data)
Balance at December 31, 1998 ......................... $ 6,572  $ 75,260  $ 247,486  $  (1,706)  $  (8,263)

 Comprehensive Income:
  Net Income .........................................    --        --       17,162       --          --
   Unrealized holding losses on securities available
      for sale arising during the period .............    --        --         --         --          --
   Less reclassification adjustment for realized
      gains included in net income ...................    --        --         --         --          --
 Income tax expense related to items of other
      comprehensive income ...........................    --        --         --         --          --
                                                       -----------------------------------------------------
 Net unrealized gains (losses) on securities available
      for sale .......................................    --        --         --         --          --
                                                       -----------------------------------------------------

Comprehensive Income .................................    --        --       17,162       --          --
                                                       -----------------------------------------------------

  Cash dividends on common stock-$.28 per share ......    --        --       (7,909)      --          --
  Purchase of shares for the treasury ................    --        --         --         --       (16,875)
  Issuance of common shares for employee stock plan ..       3       207       --         --          --
  Reissuance of treasury shares for Non-Employee
    Directors stock plan .............................    --          (8)      --         (361)        369
  Deferred compensation expense ......................    --        --         --          263        --
  Reissuance of treasury shares for employee
      incentive plans ................................    --        (746)      --         --         3,665

                                                       -----------------------------------------------------
Balance at June 30, 1999 ............................. $ 6,575  $ 74,713  $ 256,739  $  (1,804)  $ (21,104)
                                                       -----------------------------------------------------

                                                       -----------------------------------------------------
Balance at December 31, 1999 ......................... $ 6,585  $ 74,244  $ 271,781  $  (1,533)  $ (30,442)
                                                       -----------------------------------------------------

 Comprehensive Income:
  Net Income .........................................    --        --       21,768       --          --
   Unrealized holding losses on securities available
      for sale arising during the period .............    --        --         --         --          --
   Less reclassification adjustment for realized
      gains included in net income ...................    --        --         --         --          --
 Income tax expense related to items of other
      comprehensive income ...........................    --        --         --         --          --
                                                       -----------------------------------------------------
 Net unrealized gains (losses) on securities available
      for sale .......................................    --        --         --         --          --
                                                       -----------------------------------------------------

Comprehensive Income .................................    --        --       21,768       --          --
                                                       -----------------------------------------------------

  Cash dividends on common stock-$.32 per share ......    --        --       (8,744)      --          --
  Purchase of shares for the treasury ................    --        --         --         --       (20,592)
  Issuance of common shares for employee stock plan ..       6       402       --         --          --
  Reissuance of treasury shares for Non-Employee
    Directors stock plan .............................    --         (11)      --         (238)        249
  Deferred compensation expense ......................    --        --         --          230        --
  Reissuance of treasury shares for employee
      incentive plans ................................    --         351       --         --         2,840

                                                       -----------------------------------------------------
Balance at June 30, 2000 ............................. $ 6,591  $ 74,986  $ 284,805  $  (1,541)  $ (47,945)
                                                       -----------------------------------------------------


                                                         Accumulated
                                                            Other        Total
                                                        Comprehensive Stockholders'
                                                           (Loss)       Equity
                                                       ----------------------------
                                                    (in thousands, except share data)
Balance at December 31, 1998 .........................   $  (3,266)   $ 316,083

 Comprehensive Income:
  Net Income .........................................        --         17,162
   Unrealized holding losses on securities available
      for sale arising during the period .............     (25,764)     (25,764)
   Less reclassification adjustment for realized
      gains included in net income ...................        (572)        (572)
 Income tax expense related to items of other
      comprehensive income ...........................      13,984       13,984
                                                       ----------------------------
 Net unrealized gains (losses) on securities available
      for sale .......................................     (12,352)     (12,352)
                                                       ----------------------------

Comprehensive Income .................................     (12,352)       4,810
                                                       ----------------------------

  Cash dividends on common stock-$.28 per share ......        --         (7,909)
  Purchase of shares for the treasury ................        --        (16,875)
  Issuance of common shares for employee stock plan ..        --            210
  Reissuance of treasury shares for Non-Employee
    Directors stock plan .............................        --           --
  Deferred compensation expense ......................        --            263
  Reissuance of treasury shares for employee
      incentive plans ................................        --          2,919

                                                       ----------------------------
Balance at June 30, 1999 .............................   $ (15,618)   $ 299,501
                                                       ----------------------------

                                                       ----------------------------
Balance at December 31, 1999 .........................   $ (26,907)   $ 293,728
                                                       ----------------------------

 Comprehensive Income:
  Net Income .........................................        --         21,768
   Unrealized holding losses on securities available
      for sale arising during the period .............     (48,608)     (48,608)
   Less reclassification adjustment for realized
      gains included in net income ...................      (1,096)      (1,096)
 Income tax expense related to items of other
      comprehensive income ...........................      47,134       47,134
                                                       ----------------------------
 Net unrealized gains (losses) on securities available
      for sale .......................................      (2,570)      (2,570)
                                                       ----------------------------

Comprehensive Income .................................      (2,570)      19,198
                                                       ----------------------------

  Cash dividends on common stock-$.32 per share ......        --         (8,744)
  Purchase of shares for the treasury ................        --        (20,592)
  Issuance of common shares for employee stock plan ..        --            408
  Reissuance of treasury shares for Non-Employee
    Directors stock plan .............................        --           --
  Deferred compensation expense ......................        --            230
  Reissuance of treasury shares for employee
      incentive plans ................................        --          3,191

                                                       ----------------------------
Balance at June 30, 2000 .............................   $ (29,477)   $ 287,419
                                                       ----------------------------

See accompanying notes to consolidated financial statements (unaudited).

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                                               Six Months Ended
                                                                                                              June 30,
(in thousands)                                                                                           2000          1999
==============================================================================================================================

Cash Flows       Net income.........................................................................   $ 21,768      $ 17,162
From             Adjustments to reconcile net income to net
Operating          cash provided by operating activities:
Activities            Depreciation and amortization of premises and equipment.......................      3,598         3,582
                      Amortization and accretion of securities, net.................................      1,012         5,924
                      Provision for loan and lease losses...........................................      4,730         4,377
                      Amortization of intangible assets.............................................      1,057           995
                      Net gain on sale of securities available for sale.............................     (1,096)         (572)
                      Deferred income taxes.........................................................          1         1,190
                      Originations of loans held for sale...........................................   (118,650)     (166,573)
                      Proceeds from sales of loans held for sale....................................     89,204       194,722
                      Other, net....................................................................       (584)       (3,235)
                                                                                                     -------------------------
                         Net cash provided by operating activities..................................      1,040      $ 57,572
                                                                                                     -------------------------

Cash Flows       Proceeds from maturities of securities available for sale..........................   $ 92,911     $ 210,703
From             Proceeds from maturities of securities held to maturity............................      2,463         1,516
Investing        Proceeds from sales of securities available for sale...............................     68,557       101,667
Activities       Purchase of securities available for sale..........................................   (155,412)     (296,250)
                 Net decrease in federal funds sold and other short-term investments..........                -         6,877
                 Net increase in interest earning deposits in banks.................................    (34,506)      (16,480)
                 Proceeds from the sale of loans and leases.........................................      2,152        22,756
                 Loans and leases made to customers
                    and principal collection of loans and leases, net...............................    (38,913)     (166,518)
                 Premises and equipment expenditures, net...........................................     (2,923)       (2,269)
                 Investment in company owned life insurance.........................................    (20,000)            -
                 Proceeds from the sale of foreclosed real estate...................................      1,914           780
                                                                                                     -------------------------
                         Net cash used for investing activities.....................................  $ (83,757)   $ (137,218)
                                                                                                     -------------------------

Cash Flows       Net increase (decrease) in demand deposits and savings accounts....................   $ 43,290      ($31,713)
From             Net increase in time deposits......................................................     54,588         8,627
Financing        Net (decrease) increase in short-term borrowings...................................   (100,104)       99,775
Activities       Proceeds from long-term borrowings.................................................     65,000         1,500
                 Payment of long-term borrowings....................................................    (14,477)         (478)
                 Dividends paid.....................................................................     (8,744)       (7,909)
                 Issuance of common stock for employee benefit incentive plans......................        408           210
                 Issuance of treasury stock for employee benefit incentive plans....................      3,191         2,919
                 Purchase of treasury stock.........................................................    (20,592)      (16,875)
                                                                                                     -------------------------
                         Net cash provided by financing activities..................................   $ 22,560      $ 56,056
                                                                                                     -------------------------
                 Net change in cash and cash equivalents............................................   $(60,157)     $(23,590)
                 Cash and cash equivalents:
                   Beginning of year................................................................    179,113       144,199
                                                                                                     -------------------------
                   End of period....................................................................   $118,956      $120,609
                                                                                                     =========================

Supplemental     Cash payments for:
Disclosures of     Interest paid to depositors......................................................   $ 64,346      $ 58,605
Cash Flow          Interest paid on borrowings......................................................     27,226        25,911
Information        Income taxes paid................................................................      5,816         6,197

Non-Cash         Foreclosed real estate - acquired in settlement of loans...........................      1,545         1,577
Investing and    Transfer of long-term borrowings to short-term borrowings..........................         91        33,650
Financing        Transfer of loans and leases to loans held for sale................................     27,000             -
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

Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the "Company") for the year ended December 31, 1999.

New Accounting Standards

The Company will adopt FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as modified by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" on January 1, 2001. These statements establish accounting and reporting standards for derivative instruments and for hedging activities and require an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not completed the complex analysis required to determine the impact on its financial statements.

NOTE 2 - EARNINGS PER SHARE

                                                For the Three Months            For the Six Months
Earnings per share calculations are as follows:      Ended June 30,                Ended June 30,
                                                  2000           1999           2000           1999
                                          -------------------------------------------------------------
                                                     (in thousands, except per share data)
Net Income                                     $  10,681       $  7,126      $  21,768       $  17,162

Basic earnings per share:
    Weighted average shares outstanding           27,101         28,252         27,289          28,363
    Shares related to IMG earned not issued           36             19             36              19
                                          -------------------------------------------------------------
    Average basic shares outstanding              27,137         28,271         27,325          28,382
                                          -------------------------------------------------------------

    Earnings per share                          $   0.39       $   0.25        $  0.80        $   0.61
                                          -------------------------------------------------------------

Diluted earnings per share:
    Weighted average shares outstanding           27,101         28,252        27,289           28,363
    Net effect of the assumed purchase
        of stock under the stock option and
        stock purchase plans - based on the
        treasury stock method using average
        market price                                 196            319            212             349
    Shares related to IMG earned not issued           36             19             36              19
    Contingently issuable shares under IMG
       purchase agreement                             88             69             88              69
                                          -------------------------------------------------------------
    Average diluted shares outstanding            27,421         28,659         27,625          28,800
                                          -------------------------------------------------------------

    Diluted Earnings per share                  $   0.39       $   0.25       $   0.79        $   0.60
                                          -------------------------------------------------------------

NOTE 3 - SECURITIES


A summary of securities at June 30, 2000 and December 31, 1999 were as follows:

                                                              Gross       Gross
                                              Amortized    Unrealized   Unrealized       Fair
                                                 Cost         Gains       Losses         Value
                                             ----------------------------------------------------
                                                                   (in thousands)
At June 30, 2000
   Securities Available for Sale:
     U.S. Treasury                            $   45,245   $       46   $     (265)   $   45,026
     U.S. Government agencies                     41,285           11       (1,168)       40,128
     Agency mortgage-backed securities           763,076          699      (37,444)      726,331
     State and political subdivisions            299,642        1,379       (8,759)      292,262
     Corporate obligations and other             116,461          152       (3,259)      113,354
                                             ----------------------------------------------------
        Total Securities Available for Sale   $1,265,709   $    2,287   $  (50,895)   $1,217,101
                                             ----------------------------------------------------


   Securities Held to Maturity:
     U.S. Treasury                            $      802   $     --     $       (8)   $      794
     U.S. Government agencies                         25         --           --              25
     State and political subdivisions             10,690           33         (222)       10,501
     Corporate obligations and other                --           --           --            --
                                             ----------------------------------------------------
        Total Securities Held to Maturity     $   11,517   $       33   $     (230)   $   11,320
                                             ----------------------------------------------------
                  Total Securities            $1,277,226   $    2,320   $  (51,125)   $1,228,421
                                             ====================================================

At December 31, 1999
   Securities Available for Sale:
     U.S. Treasury                            $   61,466   $      171   $     (258)   $   61,379
     U.S. Government agencies                     32,390            3         (847)       31,546
     Agency mortgage-backed securities           746,953        1,308      (31,951)      716,310
     State and political subdivisions            299,304        1,254      (11,055)      289,503
     Corporate obligations and other             131,572           85       (2,999)      128,658
                                             ----------------------------------------------------
        Total Securities Available for Sale   $1,271,685   $    2,821   $  (47,110)   $1,227,396
                                             ----------------------------------------------------

   Securities Held to Maturity:
     U.S. Treasury                            $    1,053   $     --     $       (8)   $    1,045
     U.S. Government agencies                         25         --           --              25
     State and political subdivisions             12,898           53         (204)       12,747
     Corporate obligations and other                   1         --           --               1
                                             ----------------------------------------------------
        Total Securities Held to Maturity     $   13,977   $       53   $     (212)   $   13,818
                                             ----------------------------------------------------
                  Total Securities            $1,285,662   $    2,874   $  (47,322)   $1,241,214
                                             ===================================================

Realized gross gains resulting from the sale of securities available for sale were $394,000 and $529,000 for the three months ended June 30, 2000 and 1999, respectively, and $1,097,000 and $835,000 for the six months ended June 30, 2000 and 1999, respectively. Realized gross losses were $1,000 and $150,000 for the three months ended June 30, 2000 and 1999, respectively and $1,000 and $263,000 for the six months ending June 30, 2000 and 1999, respectively. At June 30, 2000 and 1999, securities with a fair value of $953.1 million and $882.7 million, respectively, were pledged to secure public deposits, securities under agreements to repurchase and for other purposes required by law.

NOTE 4 - LOANS AND LEASES


The composition of the loan and lease portfolio at June 30, 2000 and December 31, 1999, was as follows:

                                                      June 30, 2000         December 31, 1999
                                                      ---------------------------------------
                                                                   (in thousands)
Commercial, financial and agricultural...............     $699,642                 $710,302
Real estate-construction.............................      113,893                  121,216
Real estate-commercial...............................      771,634                  732,447
Real estate-residential..............................      724,283                  689,702
Installment and consumer.............................      466,550                  489,586
Direct lease financing...............................        3,049                    3,489
                                                      =======================================
     Gross loans and leases..........................   $2,779,051               $2,746,742
     Unearned income.................................         (118)                    (129)
                                                      ---------------------------------------
     Loans and leases, net of unearned income........   $2,778,933               $2,746,613
     Allowance for loan and lease losses.............      (30,132)                 (28,377)
                                                      ---------------------------------------
     NET LOANS AND LEASES............................   $2,748,801               $2,718,236
                                                      =======================================

NOTE 5 - Short-Term Borrowings

Short-term borrowings consisted of the following:

                                              June 30, 2000   December 31, 1999
                                              ---------------------------------
                                                      (in thousands)
Securities sold under agreements to repurchase.  $476,019         $456,227
Federal Home Loan Bank borrowings..............    66,590          114,479
Federal funds purchased........................    38,930          118,000
U.S. Treasury tax and loan note accounts.......     8,776           10,692
Commercial paper borrowings....................     9,070             --
                                               ---------------------------
   Total Short-Term Borrowings.................  $599,385         $699,398
                                               ===========================


NOTE 6 - Long-Term Borrowings


Long-term borrowings consisted of the following:

                                              June 30, 2000   December 31, 1999
                                              ---------------------------------
                                                      (in thousands)

Federal Home Loan Bank borrowings..............  $ 294,894       $ 244,018
Capital Trust preferred securities.............     40,000          40,000
Other long-term borrowings.....................        840           1,252
                                               ---------------------------
             Total Long-Term Borrowings........  $ 335,734       $ 285,270
                                               ===========================


AMCORE Bank, N.A., periodically borrows additional funds from the Federal Home Loan Bank (FHLB) in connection with the purchase of mortgage-backed securities. Certain Federal Home Loan Bank borrowings have prepayment penalties and call features associated with them. The current balance of the long-term borrowings was $295.0 million with an average maturity of 5.52 years, and a weighted average borrowing rate of 5.70%.

Repayments of FHLB borrowings based upon call features, assuming they are called at the earliest call date, are as follows at June 30, 2000:
                                                               Total
                                                         -----------------
                                                           (in thousands)
2000...................................................       $ 97,000
2001...................................................        150,000
2002...................................................         15,000
2003...................................................          4,000
                                                         -----------------
        Total callable FHLB borrowings.................      $ 266,000
                                                         =================


The Company has $40.0 million of capital securities outstanding through AMCORE Capital Trust I ("Trust"), a statutory business trust. All of the common securities of the Trust are owned by the Company. The capital securities pay cumulative cash distributions semiannually at an annual rate of 9.35%. The securities are redeemable from March 25, 2007 until March 25, 2017 at a declining rate of 104.6750% to 100% of the principal amount. After March 25, 2017, they are redeemable at par until June 15, 2027 when redemption is mandatory. Prior redemption is permitted under certain circumstances such as changes in tax or regulatory capital rules. The proceeds of the capital securities were invested by the Trust in junior subordinated debentures which represents all of the assets of the Trust. The Company fully and unconditionally guarantees the capital securities through the combined operation of the debentures and other related documents. The Company's obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Company.

Other long-term borrowings include a non-interest bearing note requiring annual payments of $444,000 through 2002. The note was recorded at its present value using a discount rate of 8.0%.

Repayments of long-term borrowings based upon scheduled maturity dates are as follows at June 30, 2000:

                                                               Total
                                                         -----------------
                                                           (in thousands)
2001...................................................        $ 454
2002...................................................       31,285
2003...................................................       50,092
2004...................................................       65,057
2005...................................................       15,510
Thereafter.............................................      173,336
                                                           ----------
        Total Long-term Borrowings.....................    $ 335,734
                                                           ==========

NOTE 7-SEGMENT INFORMATION

The Company's operations include three business segments: Banking, Trust and Asset Management, and Mortgage Banking. The Banking segment provides commercial and personal banking services through its 64 banking locations in northern Illinois and south-central Wisconsin, and the Consumer Finance subsidiary. The services provided by this segment include lending, deposits, cash management, safe deposit box rental, automated teller machines, and other traditional banking services. The Trust and Asset Management segment provides trust, investment management and brokerage services. It also acts as an advisor and provides fund administration to the Vintage Mutual Funds. These products are distributed nationally (i.e. Vintage Equity Fund is available through Charles Schwab), regionally to institutional investors and corporations, and locally through AMCORE's 64 banking locations. The Mortgage Banking segment originates residential mortgage loans for sale to AMCORE's banking affiliate and the secondary market, as well as providing servicing of these mortgage loans.

The Company's three reportable segments are strategic business units that are separately managed as they offer different products and services. The Company evaluates financial performance based on several factors, of which the primary financial measure is segment profit before remittances to the banking affiliate. The Company accounts for intersegment revenue, expenses and transfers at current market prices.

BUSINESS SEGMENTS

                                                                          Trust and Asset         Mortgage          Total
For the three months ended June 30, 2000                   Banking           Management           Banking         Segments
                                                       --------------------------------------------------------------------
                                                                                     (in thousands)
Net interest income                                       $ 31,788                $ 100              $ 590        $ 32,478
Provision for loan and lease losses                          2,340                    -                  -           2,340
Non-interest income                                          6,499                7,991              1,793          16,283
Operating expenses                                          22,107                5,587              1,691          29,385
Income taxes                                                 3,500                1,081                276           4,857
                                                       --------------------------------------------------------------------

Segment profit                                            $ 10,340              $ 1,423              $ 416        $ 12,179

After tax restructuring reversals                             (135)                  (6)                 -            (141)
                                                       --------------------------------------------------------------------

Segment profit before restructuring reversals             $ 10,205              $ 1,417              $ 416        $ 12,038
                                                       ====================================================================

For the three months ended June 30, 1999

Net interest income                                       $ 32,656                 $ 55              $ 587        $ 33,298
Provision for loan and lease losses                          2,151                    -                  -           2,151
Non-interest income                                          5,304                8,313              2,283          15,900
Operating expenses                                          27,770                5,333              2,199          35,302
Income taxes                                                 1,435                1,298                271           3,004
                                                       --------------------------------------------------------------------

Segment profit                                             $ 6,604              $ 1,737              $ 400         $ 8,741

After tax restructuring charges                              3,767                    -                  -           3,767
                                                       --------------------------------------------------------------------

Segment profit before restructuring charges               $ 10,371              $ 1,737              $ 400        $ 12,508
                                                       ====================================================================


                                                                          Trust and Asset         Mortgage         Total
For the six months ended June 30, 2000                     Banking           Management           Banking         Segments
                                                       --------------------------------------------------------------------
                                                                                     (in thousands)

Net interest income                                       $ 64,576                $ 192            $ 1,022        $ 65,790
Provision for loan and lease losses                          4,730                    -                  -           4,730
Non-interest income                                         12,994               16,187              3,413          32,594
Operating expenses                                          44,159               11,331              3,325          58,815
Income taxes                                                 7,600                2,180                438          10,218
                                                       --------------------------------------------------------------------

Segment profit                                            $ 21,081              $ 2,868              $ 672        $ 24,621

After tax restructuring reversals                             (135)                  (6)                 -            (141)
                                                       --------------------------------------------------------------------

Segment profit before restructuring reversals             $ 20,946              $ 2,862              $ 672        $ 24,480
                                                       ====================================================================

Segment assets                                         $ 4,366,260             $ 19,653           $ 26,427     $ 4,412,340
                                                       ====================================================================

For the six months ended June 30, 1999

Net interest income                                       $ 64,222                $ 108            $ 1,246        $ 65,576
Provision for loan and lease losses                          4,377                    -                  -           4,377
Non-interest income                                         10,541               15,478              5,359          31,378
Operating expenses                                          49,522               10,607              4,789          64,918
Income taxes                                                 4,663                2,152                729           7,544
                                                       --------------------------------------------------------------------

Segment profit                                            $ 16,201              $ 2,827            $ 1,087        $ 20,115

After tax restructuring charges                              3,767                    -                  -           3,767
                                                       --------------------------------------------------------------------

Segment profit before restructuring charges               $ 19,968              $ 2,827            $ 1,087        $ 23,882
                                                       ====================================================================

Segment assets                                         $ 4,299,964             $ 18,700           $ 31,494     $ 4,350,158
                                                       ====================================================================

Reconcilement of Segment Information to Financial Statements

Net interest income and non-interest For the three months ended June 30,   For the six months ended June 30,
income                                      2000           1999                  2000          1999
------------------------------------ -----------------------------------  ----------------------------------
                                                (in thousands)                      (in thousands)

Total for segments                      $    48,761    $    49,198           $    98,384    $    96,954
Unallocated revenues:
  Holding company                              (788)         6,253                (2,383)        12,352
  Other                                           7              9                    37             25
Elimination of intersegment revenues         (1,127)        (7,571)               (1,486)       (15,451)
                                        ---------------------------          ---------------------------

Consolidated total revenues             $    46,853    $    47,889           $    94,552    $    93,880
                                        ==========================           ==========================

Profit
------

Total for segments                      $    12,179    $     8,741           $    24,621    $    20,115
Unallocated loss:
  Holding company                            (1,442)        (1,505)               (2,730)        (2,564)
  Other                                         (36)           (34)                  (63)          (197)
Elimination of intersegment gain/(loss)         (20)           (76)                  (60)          (192)
                                        ---------------------------          ---------------------------

Consolidated net income                 $    10,681    $     7,126           $    21,768    $    17,162
                                        ==========================           ==========================

Assets
------

Total for segments                      $ 4,412,340    $ 4,350,158
Unallocated assets:
  Holding company                            44,712         50,637
  Other                                      42,382         42,558
Elimination of intersegment assets         (107,058)      (234,993)
                                        ---------------------------

Consolidated assets                     $ 4,392,376    $ 4,208,360
                                        ==========================

NOTE 8 - RESTRUCTURING CHARGE

The components of the 1999 restructuring charge and the activity during the second quarter and year to date for 2000 were as follows:


                                           March 31, 2000   Second Quarter                      Second Quarter    June 30, 2000
                                              Balance       Cash Payments     Adjustments(1)      Reversal(2)         Balance
                                           ------------------------------------------------------------------------------------
                                                                              (in thousands)
     Compensation expense.............         $ 461            $ (103)             $ -             $ (127)            $ 231
     Employee benefits................(3)         65               (81)              75                (42)               17
     Data processing expense..........(4)        239               (86)               -                (38)              115
     Professional fees................(5)        219               (80)               -                (64)               75
     Other............................(6)         73               (12)               -                (38)               23
                                           ------------------------------------------------------------------------------------

     Charge before income taxes.......         1,057              (362)              75               (309)              461
     Income taxes.....................           420              (144)              30               (123)              183
                                           ------------------------------------------------------------------------------------

      Charge after income taxes.......         $ 637            $ (218)            $ 45             $ (186)            $ 278
                                           ====================================================================================


                                         December 31, 1999  Year to Date                          Year to Date    June 30, 2000
                                              Balance       Cash Payments     Adjustments(1)      Reversal(2)         Balance
                                         --------------------------------------------------------------------------------------
                                                                              (in thousands)

     Compensation expense.............(7)      $ 972            $ (614)             $ -             $ (127)            $ 231
     Employee benefits................(3)         83               (99)              75                (42)               17
     Data processing expense..........(4)        459              (306)               -                (38)              115
     Professional fees................(5)        290              (151)               -                (64)               75
     Other............................(6)         75               (14)               -                (38)               23
                                           ------------------------------------------------------------------------------------

     Charge before income taxes......          1,879            (1,184)              75               (309)              461
     Income taxes....................            747              (471)              30               (123)              183
                                           ------------------------------------------------------------------------------------

      Charge after income taxes......        $ 1,132            $ (713)            $ 45             $ (186)            $ 278
                                           ====================================================================================

(1) Items related to restructuring that were expensed as incurred and were not included in the original restructuring charge.
(2) Second quarter reversal of items included in the original charge that are no longer expected to be paid.
(3) Social security and medicare taxes on severance and incentives, and relocation expenses.
(4) Amounts represent costs to convert data processing records of nine separate banks into one.
(5) Amounts represent legal fees for regulatory filings and advice as well as consulting fees for process review, systems redesign and implementation.
(6) Amounts include outplacement services for terminated employees and customer notifications.
(7) Staff reductions totaling 187 employees are planned. Through June 30, 2000, 78 employees had been terminated and paid severance benefits. An additional 91 employees had transferred to other open positions due to attrition, or had voluntarily left the Company prior to the time severance benefits became payable. As of June 30, 2000, 18 employees remained to be severed.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis focuses on the significant factors which affected AMCORE Financial, Inc. and subsidiaries ("AMCORE") Consolidated Balance Sheet as of June 30, 2000 as compared to December 31, 1999 and the results of operations for the three and six months ended June 30, 2000 as compared to the same periods in 1999. This discussion is intended to be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

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

Contemplated, projected, forecasted or estimated results in such forward-looking statements involve certain inherent risks and uncertainties. A number of factors
- many of which are beyond the ability of the company to control or predict - could cause actual results to differ materially from those in its forward-looking statements. These factors include, among others, the following possibilities: (I) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new and existing competitors; (II) adverse state and federal legislation and regulation; (III) failure to obtain new customers and retain existing customers; (IV) inability to carry out marketing and/or expansion plans; (V) loss of key executives or personnel; (VI) changes in interest rates including the effect of prepayment; (VII) general economic and business conditions which are less favorable than expected; (VIII) equity and fixed income market fluctuations; (IX) unanticipated changes in industry trends;
(X) unanticipated changes in credit quality and risk factors; (XI) success in gaining regulatory approvals when required; (XII) changes in Federal Reserve Board monetary policies; (XIII) inability to fully realize cost savings from the new organizational structure within the expected time frame or additional or unexpected costs are incurred; (XIV) unexpected outcomes on existing or new litigation in which AMCORE, its subsidiaries, officers, directors or employees are named defendants; (XV) technological changes; (XVI) changes in Generally Accepted Accounting Principles: and (XVII) inability of third-party vendors to perform critical services to the company.

OVERVIEW OF OPERATIONS

AMCORE's net income for the three months ended June 30, 2000 was $10.7 million, an increase of $3.6 million from the $7.1 million reported in the 1999 comparable period. Net income for the six months ended June 30, 2000 was $21.8 million, an increase of $4.6 million from the $17.2 million reported in 1999. Net income from operations, which excludes a $141,000 net after-tax reversal of excess restructuring-related charges (the "Restructuring Reversal") in the second quarter of 2000 and $3.8 million of after-tax restructuring-related charges (the "Restructuring Charge") in the second quarter of 1999 was $10.5 million and $10.9 million for second quarter of 2000 and 1999, respectively. This represents a quarter-to-quarter decrease of $353,000, or 3.2%. For the six months ended June 30, 2000 and 1999 net income from operations was $21.6 million and $20.9 million, respectively, for an increase of $698,000 or 3.3%.

Diluted earnings per share were $0.39 and $0.79 for the three and six months ended June 30, 2000, respectively, compared to $0.25 and $0.60 for the same periods in 1999. Excluding the above mentioned Restructuring Reversal and Restructuring Charge, diluted earnings per share from operations for the quarters ended June 30, 2000 and 1999 was flat at $0.38. For the six month periods ended June 30, 2000 and 1999, diluted earnings per share from operations were $0.78 and $0.73, respectively, an increase of 6.9%. The 6.9% increase on a per share basis is more than double the 3.3% increase on a dollar basis, reflecting a 1.2 million decrease in average diluted shares outstanding attributable to AMCORE's previously announced stock repurchase programs.

AMCORE's annualized return on average equity for the second quarter and year-to-date for 2000 was 15.20% and 15.41%, respectively. Annualized return on average equity for the comparable periods in 1999 was 9.11% and 10.93%. If the above mentioned Restructuring Reversal and Restructuring Charge are excluded, the annualized return on average equity for the second quarter and first six months of 2000 was 15.00% and 15.31% respectively. For the comparable periods in 1999, the annualized return on average equity was 13.92% and 13.33%.

The second quarter annualized return on average assets was 0.99% in 2000 versus 0.68% in 1999. For the first six months of 2000 and 1999 the annualized return on average assets was 1.01% and 0.83%. Excluding the Restructuring Reversal and Restructuring Charge, the annualized return on average assets for the second quarter of 2000 and 1999 was 0.97% and 1.04%, respectively. Excluding these items, year-to-date 2000 and 1999 annualized return on average assets was 1.00% and 1.01%, respectively.

Net interest income for the second quarter of 2000 declined $637,000 or 2.0% from the same period a year ago. Average earning assets rose 4.4%, which combined with a 33 basis point increase in yields, to contribute to a $6.9 million or 9.4% increase in interest income. These gains were overshadowed by a $7.6 million or 18.3% increase in interest expense as interest bearing liabilities repriced more rapidly than earning assets in a rising rate environment. This resulted in a 59 basis points increase in the average rate paid on interest bearing liabilities. Overall, net interest margin declined 25 basis points to 3.31% in the second quarter of 2000, compared to 3.56% a year ago.

Non-interest income, excluding net realized security gains, declined $413,000 or 2.8% in the second quarter of 2000 compared to the second quarter of 1999. Lower mortgage revenues due to lower origination volume and refinancing of home mortgages accounted for a $931,000 decline over a year ago. Trust and asset management income was also lower by $156,000. These declines were partially offset by increases in service charges on deposits and other non-interest income of $373,000 and $301,000, respectively. The increase in service charges on deposits was attributable to higher average deposit balances, revised fee schedules and overdraft handling processes. Increased ATM related fees, higher customer service charges and increases in net surrender values of bank-owned life insurance largely accounted for the increase in other non-interest income.

The provision for loan and lease losses increased $189,000 or 8.8% quarter-to-quarter. This was mainly the result of loan growth.

Second quarter 2000 operating expenses were down $6.8 million from the same period a year ago. Excluding the Restructuring Reversal in 2000 and the Restructuring Charge in 1999, operating expenses decreased $431,000, or 1.4%. The primary factors contributing to the reduction in operating expenses were cost savings resulting from AMCORE's new Customer Focused Organizational Structure combined with reduced mortgage segment expenses associated with the decline in origination volumes and refinancing activity.

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

To accomplish the new CFOS, AMCORE merged its nine banks into one charter as AMCORE Bank, N.A. (the "BANK"). The centralization of retail operations and corporate support functions, including the conversion of data processing records into one bank ("Phase 1") was substantially completed by the end of the fourth quarter of 1999. Minor centralization and conversion issues not yet completed are expected to be completed by the end of the third quarter in 2000.

During the fourth quarter of 1999, in continuation of the CFOS restructuring initiative, AMCORE adopted plans to centralize its commercial loan operations and to streamline the Trust and Asset Management segment operations ("Phase 2"). AMCORE expects to complete this phase of its CFOS restructuring by the end of 2000.

AMCORE's pre-tax charges (the "Restructuring Charge") related to the CFOS restructuring totaled $6.1 million for Phase 1 and $537,000 for Phase 2 in the second and fourth quarters of 1999, respectively. The major components of the Restructuring Charge included employee severance and benefits, systems and integration costs, legal and professional fees and other related expenses. Excess Restructuring Charges of $1.4 million pre-tax, related to Phase 1 were reversed during the fourth quarter of 1999. An additional net pre-tax reversal (the "Restructuring Reversal") of excess Restructuring Charges of $234,000 was taken in the second quarter of 2000. These reversals related to lower than expected severance and benefits due to unplanned employee attrition in positions unaffected by the CFOS restructuring that permitted the retention of some employees whose positions were otherwise being eliminated and by some affected employees leaving for positions outside the company before their severance became payable. In addition, systems integration costs were completed at a lower cost than expected.

The amount of the Restructuring Charge relating to CFOS restructuring activities not yet completed, or that otherwise remains unpaid, is $461,000 pre-tax as of June 30, 2000. Of this amount, $117,000 and $344,000 relate to Phase 1 and Phase 2, respectively. See Note 8 to the Notes to Consolidated Financial Statements for a tabular presentation of the Restructuring Charge by major component.

AMCORE expects $7.3 million in annual pre-tax savings from its new CFOS. The primary savings are expected to come from reductions in staffing and regulatory costs. Altogether, staff reductions of 187 employees are planned. Through June 30, 2000, 78 employees had been terminated and paid severance benefits. An additional 91 employees had transferred to other open positions due to attrition, or had voluntarily left the Company prior to the time severance benefits became payable. As of June 30, 2000, 18 employees remained to be severed. Reduced corporate support expenses are also expected due to the simpler structure. The savings will be reflected on the income statement through reduced compensation expense, employee benefits and professional fees. Through June 30, 2000 actual costs savings for Phase 1 plus projected cost savings for Phase 2, on an annualized and inflation adjusted basis, are on target to meet projected savings.

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

Banking Segment

The Banking segment provides commercial and personal banking services through its 64 banking locations in northern Illinois and south-central Wisconsin, and the Consumer Finance subsidiary. The services provided by this segment include lending, deposits, cash management, automated teller machines, and other traditional banking services.

The Banking segment's profit for the second quarter of 2000, excluding the Restructuring Reversal, was $10.2 million, a decrease of $166,000 or 1.6% from the same period in 1999, excluding the Restructuring Charge. Net interest income was down by $868,000 or 2.7%. Operating expenses, excluding the Restructuring Reversal and Restructuring Charge, and the provision for loan and lease losses, increased $656,000 or 3.0% and $189,000 or 8.8%, respectively. These items were largely offset by a $1.2 million or 22.5% increase in non-interest income.

While the Banking segment continued to experience strong loan growth as well as improved yields on interest earning assets, these gains were more than offset by increased interest expense as interest bearing liabilities repriced more rapidly than earning assets. Operating expenses were negatively affected by increased employee medical claims. Excluding medical costs, the cost savings from AMCORE's new CFOS were nearly sufficient to offset normal merit increases, cost-of-living adjustments and year-to-year inflation increases, holding the increase in operating expenses to $200,000 or 0.9% over the second quarter of 1999. The Banking segment's efficiency ratio was 54.53% for the second quarter of 2000, a 122 basis point increase from 53.31% for the second quarter of 1999. This reflects the negative impact of the higher medical costs and the decline in net interest income quarter-to-quarter.

Excluding the Restructuring Reversal and the Restructuring Charge, the Banking segment represented 84.8% and 82.9% of total segment profit in the second quarter of 2000 and 1999, respectively. Year-to-date the Banking segment represented 85.6% and 83.6%, respectively, for 2000 and 1999.

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

The Trust and Asset Management segment's profit, excluding the Restructuring Reversal, decreased $320,000 or 18.4% from the second quarter of 1999 to $1.4 million in the second quarter of 2000. Revenues decreased $277,000 or 3.3% from the second quarter of 1999. The decrease reflects a $180,000 reduction in insurance commissions resulting from the sale of AMCORE's insurance agency business on August 27, 1999. In addition, the second quarter of 1999 included a $750,000 accrual adjustment attributable to personal trust accounts to more accurately reflect the fees earned at any given period end. Excluding these items, the segment's revenues increased $653,000 or 8.8%. Operating expenses, excluding Restructuring Reversals, increased $260,000 or 4.9%. The increase was primarily attributable to increased personnel costs associated with the growth of the business, normal merit and cost-of-living increases, start-up costs associated with a money market mutual fund and increased advertising and business development costs. These increases were partially offset by the elimination of expenses associated with the operation of the insurance agency business.

As of June 30, 2000, trust assets under management totaled $4.5 billion, including $1.5 billion in the Vintage

Mutual Fund family. This compares to $4.4 billion and $1.4 billion, respectively, as of June 30, 1999. Total assets under administration at June 30, 2000, which include managed and custodial assets, totaled $5.2 billion.

Excluding the Restructuring Reversal and the Restructuring Charge, the Trust and Asset Management segment represented 11.8% and 13.9% of total segment profit in the second quarter of 2000 and 1999, respectively. Year-to-date the Trust and Asset Management segment represented 11.7% and 11.8%, respectively, for 2000 and 1999.

Mortgage Banking Segment

The Mortgage Banking segment originates residential mortgage loans for sale to the BANK and the secondary market, and provides servicing of these mortgage loans.

The Mortgage Banking segment's profit for the second quarter of 2000 was $416,000, an increase of $16,000 or 4.0% over the same period a year ago. Excluding a $153,000 reversal of mortgage servicing right impairment reserves in the second quarter of 1999 the segment's profit increased $169,000 or 68.4%. Excluding the impairment reversal, mortgage revenues declined $334,000 from the second quarter of 1999 as origination volume and refinancing activity were negatively impacted by increasing interest rates. The decrease in origination volumes and refinancing activity caused a corresponding reduction in variable production costs. Servicing right amortization was also lower as increased interest rates led to slower pre-payments on the existing servicing portfolio. These factors resulted in a $508,000 decrease in operating expenses.

Excluding the Restructuring Reversal and the Restructuring Charge, the Mortgage Banking segment represented 3.4% and 3.2% of total segment profit in the second quarter of 2000 and 1999, respectively. Year-to-date the Mortgage Banking segment represented 2.7% and 4.6%, respectively, for 2000 and 1999.

CONSOLIDATED EARNINGS ANALYSIS

The analysis below discusses by major components the changes in net income when comparing the three and six-month periods ended June 30, 2000 and 1999.

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

                                    For the Three Months   For the Six Months
                                       Ended June 30,         Ended June 30,
                                      2000         1999     2000         1999
                                   ============================================
                                                  (in thousands)

Interest Income Book Basis          $80,823      $73,902  $159,755     $146,794
Taxable Equivalent Adjustment         2,261        2,543     4,537        5,054
                                   --------------------------------------------

Interest Income Taxable Equivalent   83,084       76,445   164,292      151,848
Basis
Interest Expense                     48,798       41,240    94,768       82,349
                                   --------------------------------------------

Net Interest Income Taxable
Equivalent Basis                    $34,286      $35,205   $69,524      $69,499
                                   ============================================


Net interest income on a fully taxable equivalent basis decreased $919,000 or 2.6% during the second quarter of 2000 over the same period in 1999. Average earning assets rose 4.4%, which combined with a 33 basis point increase in yields, contributed to a $6.6 million or 8.7% increase in interest income on a fully taxable equivalent basis. These gains were overshadowed by a $7.6 million or 18.3% increase in interest expense as interest bearing liabilities repriced more rapidly than earning assets in a rising rate environment resulting in a 59 basis points increase in the average rate paid on interest bearing liabilities. Overall, net interest margin declined 25 basis points to 3.31% in the second quarter of 2000, compared to 3.56% a year ago.

The growth in average earning assets was led by a $233.9 million or 9.2% increase in average loans, when comparing the second quarters of 2000 and 1999. Average investment securities declined $49.5 million or 3.6%, quarter-to-quarter. This planned reduction reflects a change in AMCORE's investment strategy to emphasize liquidity, reduced interest rate risk and loan growth funding as opposed to enhanced capital utilization of the investment leveraging program.

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

As the table below indicates, the net interest spread decreased 26 basis points to 2.70% in the second quarter of 2000 when compared to the 2.96% during the same period in 1999. The net interest margin was 3.31% during the second quarter of 2000, a decrease of 25 basis points from 3.56% in the comparable period in 1999.

                                                  Quarter Ended                        Quarter Ended
                                                  June 30, 2000                        June 30, 1999
                                       -------------------------------------  ---------------------------------
                                           Average                 Average      Average               Average
                                           Balance     Interest     Rate        Balance    Interest    Rate
                                       -------------------------------------  ---------------------------------
                                                                      (in thousands)
Assets
Interest-Earning Assets:
    Taxable securities                  $ 1,009,833  $    17,445    6.91%     $ 1,012,840 $    15,894    6.28%
    Tax-exempt securities (1)               301,804        5,802    7.69%         348,253       6,665    7.66%
                                       ------------------------------------------------------------------------
      Total Securities (2)                1,311,637       23,247    7.09%       1,361,093      22,559    6.63%
    Loans held for sale (3)                  18,925          407    8.60%          19,449         321    6.60%
    Loans (1) (4)                         2,790,074       59,038    8.50%       2,556,142      53,147    8.33%
    Other earning assets                     14,671          244    6.67%          23,528         243    4.14%
    Fees on loans held for sale (3)               -          148       -                -         175       -
                                       ------------------------------------------------------------------------
        Total Interest-Earning Assets   $ 4,135,307  $    83,084    8.06%     $ 3,960,222 $    76,445    7.73%

Non Interest-Earning Assets:
    Cash and due from banks                 101,920                               103,508
    Other assets                            153,156                               164,440
    Allowance for loan and lease losses     (29,739)                              (27,670)
                                       ------------                          ------------
            Total Assets                $ 4,360,644                           $ 4,200,500
                                       ============                          ============

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
    Interest-bearing demand and
      savings deposits                  $ 1,006,361  $     9,149    3.65%     $   957,802 $     6,651    2.79%
    Time deposits                         1,733,194       25,195    5.83%       1,594,335      21,651    5.45%
                                       ------------------------------------------------------------------------
      Total interest-bearing deposits     2,739,555       34,344    5.04%       2,552,137      28,302    4.45%
    Short-term borrowings                   584,238        9,169    6.31%         615,877       8,746    5.70%
    Long-term borrowings                    336,150        5,285    6.32%         297,421       4,192    5.65%
                                       ------------------------------------------------------------------------
      Total Interest-Bearing            $ 3,659,943  $    48,798    5.36%     $ 3,465,435 $    41,240    4.77%
      Liabilities
Noninterest-Bearing Liabilities:
    Demand deposits                         362,948                               366,461
    Other liabilities                        55,077                                54,688
                                       ------------                          ------------
      Total Liabilities                 $ 4,077,968                           $ 3,886,584



Stockholders' Equity                        282,676                               313,916
                                       ------------                          ------------
            Total Liabilities and
               Stockholders' Equity     $ 4,360,644                           $ 4,200,500
                                       ============                          ============

        Net Interest Income                          $    34,286                          $    35,205
                                                     ===========                          ===========

        Net Interest Spread                                         2.70%                                2.96%
                                                                    =====                                =====

        Interest Rate Margin                                        3.31%                                3.56%
                                                                    =====                                =====

Notes:

The interest on tax-exempt investment securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(2) The average balances of the investments are based on amortized historical cost.
(3) The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
(4) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees.

As the table below indicates, the net interest spread decreased 15 basis points to 2.76% for the first six months of 2000 when compared to the 2.91% during the same period in 1999. The net interest margin was 3.37% for the first six months of 2000, a decrease of 15 basis points from 3.52% in the comparable period in 1999.

                                                 Six Months Ended                     Six Months Ended
                                                  June 30, 2000                        June 30, 1999
                                       -------------------------------------  ---------------------------------
                                           Average                 Average      Average               Average
                                           Balance      Interest    Rate        Balance    Interest    Rate
                                       -------------------------------------  ---------------------------------
                                                                   (in thousands)
Assets
Interest-Earning Assets:
    Taxable securities                      $1,009,408    $34,948     6.93%     $1,040,783   $32,263     6.20%
    Tax-exempt securities (1)                  302,973     11,642     7.69%        343,387    13,285     7.74%
                                       ------------------------------------------------------------------------
      Total Securities (2)                   1,312,381     46,590     7.10%      1,384,170    45,548     6.58%
    Loans held for sale (3)                     14,615        596     8.16%         25,705       743     5.78%
    Loans (1) (4)                            2,774,538    116,344     8.42%      2,519,854   104,778     8.37%
    Other earning assets                        16,868        511     6.09%         20,301       402     3.99%
    Fees on loans held for sale (3)                  -        251        -               -       377        -
                                       -------------------------------------  ---------------------------------
        Total Interest-Earning Assets       $4,118,402   $164,292     8.00%     $3,950,030  $151,848     7.72%
Non Interest-Earning Assets:
    Cash and due from banks                    103,177                             101,426
    Other assets                               148,912                             161,392
    Allowance for loan and lease              (29,342)
    losses                                                                        (27,418)
                                       ----------------                       -------------
            Total Assets                    $4,341,149                          $4,185,430
                                       ================                       =============

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
    Interest-bearing demand and             $1,006,660    $17,883     3.56%       $955,381   $13,147     2.78%
    savings deposits
    Time deposits                            1,713,370     48,810     5.71%      1,591,700    43,523     5.51%
                                       -------------------------------------  ---------------------------------
      Total interest-bearing deposits        2,720,030     66,693     4.93%      2,547,081    56,670     4.49%
    Short-term borrowings                      601,985     18,268     6.10%        598,628    16,961     5.71%
    Long-term borrowings                       315,805      9,807     6.24%        307,769     8,718     5.71%
                                       -------------------------------------  ---------------------------------
      Total Interest-Bearing                $3,637,820    $94,768     5.24%     $3,453,478   $82,349     4.81%
      Liabilities
Noninterest-Bearing Liabilities:
    Demand deposits                            363,274                             359,514


    Other liabilities                           56,053                              55,873
                                       ----------------                       -------------
      Total Liabilities                     $4,057,147                          $3,868,865
Stockholders' Equity                           284,002                             316,565
                                       ----------------                       -------------
            Total Liabilities and
               Stockholders' Equity         $4,341,149                          $4,185,430
                                       ================                       =============

        Net Interest Income                               $69,524                            $69,499
                                                       ===========                         ==========

        Net Interest Spread                                           2.76%                              2.91%
                                                                  ==========                         ==========

        Interest Rate Margin                                          3.37%                              3.52%
                                                                  ==========                         ==========

Notes:
The interest on tax-exempt investment securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(2) The average balances of the investments are based on amortized historical cost.
(3) The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
(4) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees.

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

The table below presents an analysis of the changes in net interest income for the second quarter of 2000 compared to the second quarter of 1999.

                                                          Quarter Ended
                                                  June 30, 2000 / June 30, 1999
                                                          (in thousands)
                                     ---------------------------------------------------
                                                                              Total Net
                                       Increase (Decrease) Due to Change In    Increase
                                       Average Volume          Average Rate   (Decrease)
                                     ---------------------------------------------------
Interest Income:
 Taxable securities                    $       (47)            $     1,598   $   1,551
 Tax-exempt  securities (1)                   (893)                     30        (863)
                                     -----------------------------------------------------
    Total Securities (2)                      (840)                  1,528         688
 Loans held for sale (3)                        (9)                     95          86
 Loans  (1) (4)                              4,845                   1,046       5,891
 Other earning assets                         (106)                    107           1
 Fees on loans held for sale (3)                 0                     (27)        (27)
                                     -----------------------------------------------------
 Total Interest-Earning Assets         $      3,390            $     3,249    $  6,639
                                     -----------------------------------------------------

Interest Expense:
 Interest-bearing demand and
   savings deposits                    $      862              $     1,636    $   2,498
 Time deposits                              2,012                    1,532        3,544
                                     -----------------------------------------------------
   Total interest-bearing deposits          2,144                    3,898        6,042
 Short-term borrowings                       (471)                     894          423


 Long-term borrowings                         572                    521        1,093
                                     -----------------------------------------------------
 Total Interest-Bearing Liabilities    $    2,369              $   5,189      $ 7,558
                                     -----------------------------------------------------

 Net Interest Margin / Net Interest
   Income (FTE)                        $    1,021              $  (1,940)     $ (919)
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

(1) The interest on tax-exempt investment securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(2) The average balances of the investments are based on amortized historical cost.
(3) The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
(4) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees.

The decrease in net interest income, when comparing the second quarter of 2000 with the second quarter of 1999, is primarily attributable to changes in average interest rates. The past twelve months has been a period of rising rates as the Federal Reserve raised rates six times for a total of 150 basis points. Quarter-to-quarter AMCORE experienced a corresponding increase of 59 basis points in the average rate paid on deposits and borrowings, resulting in higher funding costs. These costs were only partially offset by a 33 basis point increase in average yields on loans and securities, which over the same period, repriced at a slower pace than did the deposits and borrowings.

Changes in net interest income attributable to changes in average volume increased in the second quarter of 2000, compared to the second quarter of 1999. Average loans grew by 9.2% quarter-to-quarter, while average investment securities declined by 3.6%. The net effect was a 4.4% increase in average earning assets. This increase was partially offset by a 5.6% increase in average interest-bearing deposits and borrowings needed to fund the growth in average earning assets. The increase in net interest income attributable to changes in average volume was insufficient, however, to offset the decline in net interest income associated with the changes in average interest rates.

The table below presents an analysis of the changes in net interest income for the first six months of 2000 compared to the first six months of 1999.

                                                      For Six Months Ended
                                                  June 30, 2000 / June 30, 1999
                                                          (in thousands)
                                     ---------------------------------------------------
                                                                              Total Net
                                       Increase (Decrease) Due to Change In    Increase
                                       Average Volume          Average Rate   (Decrease)
                                     ---------------------------------------------------
Interest Income:
 Taxable securities                    $      (995)            $      3,680  $    2,685
 Tax-exempt securities (1)                  (1,554)                     (89)     (1,643)
                                     -----------------------------------------------------
    Total Securities (2)                    (2,434)                   3,476       1,042
 Loans held for sale (3)                      (388)                     241        (147)
 Loans  (1) (4)                             10,878                      688      11,566
 Other earning assets                          (77)                     186         109
 Fees on loans held for sale (3)                 0                     (126)       (126)
                                     -----------------------------------------------------
 Total Interest-Earning Assets         $     6,724             $      5,720  $   12,444
                                     -----------------------------------------------------

Interest Expense:
 Interest-bearing demand and
    savings deposits                   $     1,963             $      2,773  $    4,736
 Time deposits                               3,665                    1,622       5,287
                                     -----------------------------------------------------
   Total interest-bearing deposits           4,078                    5,945      10,023
 Short-term borrowings                          99                    1,208       1,307
 Long-term borrowings                          238                      851       1,089
                                     -----------------------------------------------------



 Total Interest-Bearing Liabilities    $     4,643             $      7,776  $   12,419
                                     -----------------------------------------------------

 Net Interest Margin / Net Interest
    Income (FTE)                       $     2,081             $     (2,056) $       25
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

(1) The interest on tax-exempt investment securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(2) The average balances of the investments are based on amortized historical cost.
(3) The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
(4) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees.

Net interest income was essentially flat, when comparing the first six months of 2000 with the first six months of 1999. The previously noted rising rate environment translated to a 43 basis point increase in the average rate paid on deposits and borrowings, resulting in higher funding costs, period-to-period. These costs were only partially offset by a 28 basis point increase in average yields on total interest-earning assets, which over the same period, repriced at a slower pace than did the deposits and borrowings.

Changes in net interest income attributable to changes in average volume increased in the first six months of 2000, compared to the first six months of 1999. Average loans grew by 10.1% period-to-period, while average investment securities decreased by 5.2%. The net effect was a 4.3% increase in average earning assets. This increase was partially offset by a 5.3% increase in average interest-bearing deposits and borrowings needed to fund the growth in average earning assets. The increase in net interest income attributable to changes in average volume was sufficient to virtually offset the decline in net interest income associated with the changes in average interest rates.

AMCORE has implemented, or is investigating, a variety of initiatives designed to lessen the stress on net interest margin by reducing high-cost wholesale funding, attracting lower-cost funding, improved pricing of loan and deposit products and decreasing certain lower-return holdings with long-term interest rate risk. These initiatives include: continuation of the investment portfolio run-off, noted above, to reduce or replace variable-rate wholesale funding, implementation of a market-based fund transfer-pricing system to foster product-pricing discipline, reduced holdings in one-to-four family low-rate adjustable and other low spread mortgages to reduce long-term interest rate risk, internal incentive programs that promote growth of demand deposits and the possible securitization of a portion of AMCORE's indirect auto portfolio with proceeds used to further reduce wholesale funding. The initial affect of these programs, to the extent implemented, is expected during the second half of the year.

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

The provision for loan and lease losses was $2.3 million during the second quarter of 2000, an increase of $189,000 or 8.8% from the same period in 1999. The increase in the provision largely relates to the growth in total loans.

Annualized net charge-offs to average loans were 0.20% in the second quarter of 2000 and 0.38% during the same period of 1999. The decrease is primarily related to the $1.2 million partial charge-off of an agricultural credit in the second quarter of 1999.

The provision for loan and lease losses for the first six months of 2000 was $4.7 million, an increase of $353,000 or 8.1% from the same period in 1999. The increase in the provision largely relates to the growth in total loans.

The allowance for loan and lease losses as a percent of total loans was 1.08% and 1.03% at June 30, 2000 and December 31, 1999, respectively.

Non-Interest Income

Total non-interest income was $14.8 million in the second quarter of 2000, a decrease of $399,000 or 2.6% from the same period in 1999.

Trust and asset management income decreased 2.0% or $156,000 to total $7.6 million for the second quarter of 2000 versus the same period in 1999. The decrease was attributable to a $750,000 second quarter 1999 accrual adjustment attributable to personal trust accounts to more accurately reflect the fees earned at any given period end. Excluding this adjustment, trust and asset management income increased $594,000 or 8.5% reflecting continue growth of the segment. As of June 30, 2000, trust assets under management totaled $4.5 billion, including $1.5 billion in the Vintage Mutual Fund family. Total assets under administration, which include managed and custodial assets, totaled $5.2 billion.

Service charges on deposits increased $373,000 or 15.5% from the second quarter of 1999 to $2.8 million for the second quarter of 2000. An increase in average deposit balances of $187.4 million or 7.3% from second quarter 1999 to second quarter 2000, revised fee schedules and overdraft handling processes contributed to the increase in fee income.

Mortgage revenues decreased $931,000 or 44.1% as origination volume and refinancing activity were negatively impacted by increasing interest rates. An additional factor leading to the decline was a reversal of $153,000 in mortgage servicing right impairment reserves in the second quarter of 1999.

Other income increased to $2.9 million in the second quarter of 2000, a $301,000 or 11.5% increase from the $2.6 million in the same period a year ago. Increased ATM related fees, higher customer services charges and increase in net surrender values of bank-owned life insurance largely accounted for the increase. These increases were partially offset by lower insurance commission income resulting from the sale of AMCORE's insurance agency business on August 27, 1999.

Net security gains totaled $393,000 in the second quarter of 2000 as compared to $379,000 in the second quarter of 1999. The level of security gains or losses is dependent on the size of the available for sale portfolio, interest rate levels, AMCORE's liquidity needs, and balance sheet risk objectives.

Operating Expenses

Operating expenses totaled $29.9 million for the second quarter of 2000, a decrease of $6.8 million from the second quarter of 1999. The second quarter of 2000 included a $234,000 net pre-tax Restructuring Reversal, whereas the second quarter of 1999 included a $6.1 million Restructuring Charge. Excluding these items, operating expenses declined $431,000 or 1.4%. The decrease is primarily related to lower personnel, loan processing and collection, equipment and education/training expenses. These were partially offset by increased employee medical claims, professional fees, advertising and business development and other real estate owned expenses.

The efficiency ratio, excluding the Restructuring Reversal and the Restructuring Charge, was 60.86% in the second quarter of 2000, a 49 basis point increase from 60.37% in the second quarter of 1999. This reflects the negative impact of lower net interest income and non-interest income, quarter-to-quarter.

Personnel costs, which include compensation expense and employee benefits, are the largest component of operating expenses. Excluding the Restructuring Reversal and the Restructuring Charge, personnel costs totaled $17.1 million in the second quarter of 2000, a decrease of $64,000 from the second quarter of 1999. Cost savings from AMCORE's new CFOS structure more than offset normal merit increases and cost-of-living adjustments, growth of the trust and asset management segment and increased employee health benefit costs.

Equipment expense decreased $282,000 or 11.4% from the second quarter of 1999 to total $2.2 million. The decrease is primarily attributable to lower software maintenance and Year 2000 expenses. Equipment and software depreciation were also lower.

Data processing expense was $1.4 million in the second quarter of 2000, compared to $2.8 million in the second quarter of 1999, a decrease of $1.4 million. The decrease was attributable to the second quarter 1999 Restructuring Charge.

Excluding the Restructuring Reversal and the Restructuring Charge, professional fees increased $259,000 or 29.9%. The increase was primarily related to non-recurring consulting expenses incurred and legal fees associated with the start-up of a money market mutual fund. Advertising and business development expenses increased $142,000 or 14.0% from the second quarter of 1999 to total $1.2 million. The increase is mainly the result of timing of advertising and promotional campaign spending year-to-year.

Excluding the Restructuring Reversal and the Restructuring Charge, other operating expenses decreased $331,000 or 24.7% when comparing the second quarter of 2000 with the second quarter of 1999. A $334,000 decrease in loan processing and collection expense associated with decreased origination volumes, refinancing activity and servicing right amortization was the primary reason for the decline. Education and training expenses were also lower by $121,000, but was offset by a $139,000 increased spending on foreclosed property that had been previously deferred.

Income Taxes

Income tax expense increased $2.0 million to $4.0 million for the second quarter of 2000. The increase was primarily due to the tax benefit associated with the second quarter 2000 Restructuring Charge. Excluding the second quarter 2000 Restructuring Reversal and the second quarter 1999 Restructuring Charge, the effective tax rates were 26.8% and 28.3%, respectively. The quarter-to-quarter decrease in the effective tax rate is the result of a reduction in state income taxes and a non-taxable increase in cash surrender value from bank-owned life insurance. These items were partially offset by a lower proportion of tax-exempt income from investments in municipal bonds and loans to pre-tax income quarter-to-quarter.

Balance Sheet Review

Total assets were $4.4 billion at June 30, 2000, an increase of $44.8 million or 1.0% from December 31, 1999. Total earning assets increased $83.5 million from December 31, 1999. The increase was partially funded by a decrease in non-earning assets of $38.7 million over the same period. The decrease was primarily attributable to reductions in excess cash that had been held for potential Year 2000 related withdrawals and seasonal decreases in cash equivalents. The remaining increase in earning assets was funded by a $97.9 million increase in deposits from December 31, 1999. The increase in deposits also largely funded a $49.5 million reduction in borrowings and a $6.3 million net reduction in stockholders' equity from December 31, 1999.

The decline in stockholders' equity is due principally to the acquisition of treasury shares in connection with AMCORE's announced share repurchase program and unrealized losses on available for sale securities net of undistributed earnings for the first six months of 2000.

ASSET QUALITY REVIEW

Allowance for Loan and Lease Losses

The allowance for loan and lease losses was $30.1 million at June 30, 2000, an increase of $1.8 million from December 31, 1999. The allowance represented 1.08% of total loans and 103.2% of non-performing loans at June 30, 2000. The comparable ratios were 1.03% and 159.16% at December 31, 1999.

Net charge-offs were $1.4 million during the second quarter of 2000 versus $2.4 for the same quarter of 1999. The decrease in net charge-offs was primarily attributable to a $1.2 million partial charge-off of an agricultural credit in the second quarter of 1999. Excluding this item, net charge-offs increased $140,000.

An analysis of the allowance for loan losses as of June 30, 2000 and 1999 is presented below:

                                           For the Three Months             For the Six Months
                                              Ended June 30,                  Ended June 30,
                                           2000            1999            2000            1999
                                      ===============================================================
                                                              (in thousands)
Balance at beginning of period               $29,166         $27,919         $28,377         $26,403

Charge-Offs:
     Commercial, financial and agricultural      440           1,508             946           1,706
     Real estate                                 309             166             826             283
     Installment and consumer                  1,058           1,210           2,207           2,009
                                      ---------------------------------------------------------------
                                               1,807           2,884           3,979           3,998

Recoveries:
     Commercial, financial and agricultural       62             165             431             238
     Real estate                                  14              38              52              48
     Installment and consumer                    357             247             521             568
                                      ---------------------------------------------------------------
                                                 433             450           1,004             854

Net Charge-Offs                                1,374           2,434           2,975           3,144

Provision charged to expense                   2,340           2,151           4,730           4,377
                                      ---------------------------------------------------------------
Balance at end of period                     $30,132         $27,636         $30,132         $27,636
                                      ===============================================================

Ratio of net charge-offs  during the
period to average loans  outstanding
during the period (1)                          0.20%           0.38%           0.22%           0.25%
                                      ===============================================================

(1) On an annualized basis

Non-Performing Assets

Non-performing assets increased $11.7 million from December 31, 1999 to $33.1 million at June 30, 2000. Nearly half of the increase in non-performing assets is concentrated in three credits, two of which are agricultural credits, placed on non-accrual during the second quarter. Non-performing assets as of June, 2000 and December 31, 1999 are presented below.

                                                      June 30, 2000        December 31,1999
                                                  --------------------------------------------
  Impaired loans:                                               (in thousands)
    Non-accrual loans and leases
      Commercial..................................    $     11,976           $      12,632
      Real estate.................................          14,827                   3,278

  Other non-performing:
      Non-accrual loans (1).......................           2,401                   1,919
                                                  --------------------------------------------
      Total non-performing loans..................    $     29,204           $      17,829
                                                  ============================================

    Foreclosed assets.............................



      Real estate.................................           2,256                   2,675

      Other.......................................           1,666                     958
                                                  --------------------------------------------
      Total foreclosed assets.....................    $      3,922           $       3,633
                                                  ============================================

    Total non-performing assets...................    $     33,126           $      21,462


  Loans 90 days or more past due and still accruing   $     10,948           $      10,197

(1) These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

Capital Management

Total stockholders' equity was $287.4 million at June 30, 2000, a decrease of $6.3 million from December 31, 1999. The book value per share of AMCORE common stock was $10.60 and $10.59 at June 30, 2000 and 1999, respectively. AMCORE paid $.16 and $.14 per share dividends during the second quarter of 2000 and 1999, respectively.

On November 24, 1999, AMCORE announced a stock repurchase program for up to five percent of its common stock or 1.41 million shares. The repurchased shares will become treasury shares and will be used for general corporate purposes, including the issuance of shares in connection with AMCORE's stock option and other employee benefit plans. Through June 30, 2000, 965,741 shares have been repurchased at an average price of $20.98.

The BANK is considered a "well capitalized" institution based on regulatory guidelines. AMCORE's leverage ratio of 7.81% at June 30, 2000 exceeds the regulatory guidelines of 5% for well-capitalized institutions. AMCORE's ratio of Tier I capital at 11.30% and total risk based capital of 12.31% significantly exceed the regulatory minimums (as set forth in the table below), as of June 30, 2000.

                                                 June 30, 2000                June 30, 1999
                                                 -------------                -------------
                                              Amount        Ratio          Amount        Ratio
                                              ------        -----          ------        -----
                                                            (Dollars in thousands)
Total Capital                              $  369,117       12.31%       $  364,530      12.85%
Total Capital Minimum                         239,978        8.00%          226,884       8.00%
                                           ----------       ------       ----------      ------
Amount in Excess of Minimum                $  129,139        4.31%       $  137,646       4.85%
                                           ==========       ======       ==========      ======

Tier I Capital (to Risk Weighted Assets)   $  338,985       11.30%       $  336,893      11.88%
Tier I Capital Minimum                        119,989        4.00%          113,442       4.00%
                                           ----------       ------       ----------      ------
Amount in Excess of Minimum                $  218,996        7.30%       $  223,451       7.88%
                                           ==========       ======       ==========      ======

Tier I Capital (to Average Assets)         $  338,985        7.81%       $  336,893       8.05%
Tier I Capital Minimum                        173,718        4.00%          167,298       4.00%
                                           ----------       ------       ----------      ------
Amount in Excess of Minimum                $  165,267        3.81%       $  169,595       4.05%
                                           ==========       ======       ==========      ======

Risk adjusted assets                       $2,999,731                    $2,836,048
                                           ==========                    ==========

Average assets                             $4,342,948                    $4,182,453
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


ITEM 4.  Submission of Matters to a Vote of Security Holders

(a)  - (d) Incorporated herein by reference to Item 4 of AMCORE's Quarterly
           Report on Form 10-Q for the quarter ended March 31, 2000.


ITEM 6.  Exhibits and Reports on Form 10-Q

      (a) 3 Amended and Restated Articles of Incorporation of AMCORE Financial, Inc. dated May 1, 1990 (Incorporated by reference to
             Exhibit 23 of AMCORE's Annual Report on Form 10-K for the year ended December 31, 1989).

        3.1 By-laws of AMCORE Financial, Inc. as amended May 9, 2000 (Incorporated by reference to Exhibit 3.1 of AMCORE's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

          4 Rights Agreement dated February 21, 1996, between AMCORE Financial, Inc. and Firstar Trust Company (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on February 28,
             1996).

         27  Financial Data Schedule

         99  Additional exhibits - Press release dated July 19, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  AMCORE Financial, Inc.

                                  (Registrant)


Date: August 14, 2000

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