Form 10-Q
period 2000-09-30
AMCORE FINANCIAL INC
filed 2000-11-14
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000



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

Yes X    No

The number of shares outstanding of the registrant's common stock, par value $.22 per share, at October 31, 2000 was 26,460,033 shares.




Index of Exhibits on Page 32

                             AMCORE FINANCIAL, INC.

                           Form 10-Q Table of Contents


PART I                                                               Page Number
------                                                               -----------

Item 1  Financial Statements

        Consolidated Balance Sheets as of September 30, 2000 and
           December 31, 1999                                                  3

        Consolidated Statements of Income for the Three and Nine Months
           Ended September 30, 2000 and 1999                                  4

        Consolidated Statements of Stockholders' Equity for the Nine Months
           Ended September 30, 2000 and 1999                                  5

        Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2000 and 1999                                  6

        Notes to Consolidated Financial Statements                            7

Item 2  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      17

Item 3  Quantitative and Qualitative Disclosures About Market Risk           31

PART II
-------

Item 1  Legal Proceedings                                                    32

Item 4  Submission of Matters to a Vote of Security Holders                  32

Item 6  Exhibits and Reports on Form 10-Q                                    32


Signatures                                                                   33

PART I.  ITEM 1: Financial Statements


AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                               September 30,      December 31,
                                                                                                   2000               1999
==================================================================================================================================
                                                                                                 (in thousands, except share data)
    Assets    Cash and cash equivalents.......................................................        $111,233           $179,113
              Interest earning deposits in banks..............................................          10,893              6,039
              Federal funds sold and other short-term investments.............................           1,975                  -
              Loans and leases held for sale..................................................          30,604             13,974
              Securities available for sale...................................................       1,249,015          1,227,396
              Securities held to maturity (fair value of $ 10,893 in 2000; $ 13,818 in 1999)..          11,003             13,977
                                                                                              ------------------------------------
                  Total securities ...........................................................      $1,260,018         $1,241,373
              Loans and leases, net of unearned income........................................       2,695,999          2,746,613
              Allowance for loan and lease losses.............................................         (29,013)           (28,377)
                                                                                              ------------------------------------
                  Net loans and leases........................................................      $2,666,986         $2,718,236
              Premises and equipment, net ....................................................          53,833             55,618
              Intangible assets, net..........................................................          17,203             17,102
              Foreclosed real estate..........................................................           2,522              2,675
              Other assets....................................................................         146,450            113,491
                                                                                              ------------------------------------
                  TOTAL ASSETS................................................................      $4,301,717         $4,347,621
                                                                                              ====================================


 Liabilities  LIABILITIES
     And      Deposits:
Stockholders'   Demand deposits...............................................................      $1,236,174         $1,202,632
    Equity      Savings deposits..............................................................         136,342            145,795
                Other time deposits...........................................................       1,705,074          1,667,981
                                                                                              ------------------------------------
                   Total deposits.............................................................      $3,077,590         $3,016,408
              Short-term borrowings...........................................................         552,342            699,398
              Long-term borrowings ...........................................................         320,733            285,270
              Other liabilities...............................................................          57,123             52,817
                                                                                              ------------------------------------
                   TOTAL LIABILITIES..........................................................      $4,007,788         $4,053,893
                                                                                              ------------------------------------


              STOCKHOLDERS' EQUITY
              Preferred stock, $1 par value:  authorized 10,000,000 shares; none issued.......      $      -           $      -
              Common stock, $.22 par value:  authorized 45,000,000 shares;
                                                      September 30,      December 31,
                                                          2000               1999
                                                          ----               ----
                                         Issued        29,684,582         29,648,571
                                         Outstanding   26,590,274         27,949,431                     6,592              6,585
              Additional paid-in capital......................................................          75,077             74,244
              Retained earnings ..............................................................         291,365            271,781
              Deferred compensation non-employee directors....................................          (1,514)            (1,533)
              Treasury stock .................................................................         (57,239)           (30,442)
              Accumulated other comprehensive loss............................................         (20,352)           (26,907)
                                                                                              ------------------------------------
                   TOTAL STOCKHOLDERS' EQUITY.................................................        $293,929           $293,728
                                                                                              ------------------------------------
                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................      $4,301,717         $4,347,621
                                                                                              ====================================

See accompanying notes to consolidated financial statements (unaudited).

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                               For the Three Months      For the Nine Months
                                                                                Ended September 30,       Ended September 30,
                                                                                2000           1999       2000           1999
================================================================================================================================
                                                                                (in thousands, except per share data)
 Interest  Interest and fees on loans and leases............................  $59,517        $54,294    $175,399       $158,668
  Income   Interest on securities:
             Taxable........................................................   16,666         16,398      51,614         48,661
             Tax-exempt.....................................................    3,710          4,264      11,277         12,899
                                                                             ---------------------------------------------------
                Total Income from Securities................................  $20,376        $20,662     $62,891        $61,560
                                                                             ---------------------------------------------------

           Interest on federal funds sold and other short-term investments..     $101            $87        $201           $179
           Interest and fees on loans and leases held for sale..............    1,214            404       2,061          1,524
           Interest on deposits in banks....................................      240            223         651            533
                                                                             ---------------------------------------------------
                Total Interest Income.......................................  $81,448        $75,670    $241,203       $222,464
                                                                             ---------------------------------------------------

 Interest   Interest on deposits............................................   $36,002        $29,526    $102,863        $86,597
 Expense    Interest on short-term borrowings...............................     9,346          8,192      27,709         24,001
            Interest on long-term borrowings................................     5,146          4,514      14,690         13,983
                                                                             ---------------------------------------------------
                 Total Interest Expense.....................................   $50,494        $42,232    $145,262       $124,581
                                                                             ---------------------------------------------------

                 Net Interest Income........................................   $30,954        $33,438     $95,941        $97,883
            Provision for loan and lease losses.............................     2,640          2,613       7,370          6,990
                                                                             ---------------------------------------------------
                 Net Interest Income After Provision for Loan and
                 Lease Losses...............................................   $28,314        $30,825     $88,571        $90,893
                                                                             ---------------------------------------------------

   Non-     Trust and asset management income...............................    $7,491         $7,497     $22,666        $21,793
 Interest   Service charges on deposits.....................................     2,932          2,606       8,327          7,232
  Income    Mortgage revenues...............................................     1,793          1,791       3,913          6,485
            Other...........................................................     3,696          3,172       9,475          8,419
                                                                             ---------------------------------------------------
                 Non-Interest Income, Excluding Net Realized Security
                 Gains (Losses).............................................   $15,912        $15,066     $44,381        $43,929
            Net realized security gains (losses) ...........................        39           (341)      1,135            231
                                                                             ---------------------------------------------------
                 Total Non-Interest Income..................................   $15,951        $14,725     $45,516        $44,160

Operating   Compensation expense............................................   $13,533        $13,501     $40,014        $42,526
 Expenses   Employee benefits...............................................     3,207          3,012       9,846         10,210
            Net occupancy expense...........................................     1,950          1,688       5,502          5,039
            Equipment expense...............................................     1,988          2,299       6,452          6,867
            Data processing expense.........................................     1,428          1,536       4,466          5,950
            Professional fees...............................................       918          1,162       2,987          4,600
            Advertising and business development............................       863            975       3,005          2,738
            Amortization of intangible assets...............................       529            498       1,586          1,493
            Communication expense...........................................       951            951       2,993          3,341
            Other...........................................................     3,874          4,190      11,940         13,493
                                                                             ---------------------------------------------------
                 Total Operating Expenses...................................   $29,241        $29,812     $88,791        $96,257
                                                                             ---------------------------------------------------

            Income Before Income Taxes......................................   $15,024        $15,738     $45,296        $38,796
            Income taxes....................................................     4,220          4,501      12,724         10,397
                                                                             ---------------------------------------------------
                 NET INCOME.................................................   $10,804        $11,237     $32,572        $28,399
                                                                             ===================================================

            BASIC EARNINGS PER COMMON SHARE.................................    $ 0.40         $ 0.40      $ 1.20         $ 1.00
            DILUTED EARNINGS PER COMMON SHARE...............................      0.40           0.39        1.19           0.99
            DIVIDENDS PER COMMON SHARE......................................      0.16           0.14        0.48           0.42
            AVERAGE COMMON SHARES OUTSTANDING...............................    26,885         28,306      27,153         28,344
            AVERAGE DILUTED SHARES OUTSTANDING..............................    27,166         28,731      27,465         28,785

See accompanying notes to consolidated financial statements (unaudited).

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                                                                                  Deferred
                                                                                         Additional             Compensation
                                                                                Common     Paid-in   Retained   Non-Employee
                                                                                 Stock     Capital   Earnings    Directors
                                                                               ----------------------------------------------
                                                                                     (in thousands, except share data)
Balance at December 31, 1998...................................................  $ 6,572  $ 75,260   $ 247,486   $ (1,706)
                                                                               ----------------------------------------------

 Comprehensive Income:
  Net Income...................................................................        -         -      28,399          -
   Unrealized holding losses on securities available for sale arising
      during the period........................................................        -         -           -          -
   Less reclassification adjustment for realized gains included in net income..        -         -           -          -
 Income tax effect related to items of other comprehensive income..............        -         -           -          -
                                                                               ----------------------------------------------
 Net unrealized gains (losses) on securities available for sale................        -         -           -          -

                                                                               ----------------------------------------------
Comprehensive Income...........................................................        -         -      28,399          -
                                                                               ----------------------------------------------

  Cash dividends on common stock-$.42 per share................................        -         -     (11,882)         -
  Purchase of shares for the treasury..........................................        -         -           -          -
  Issuance of common shares for employee stock plan............................        6       460           -          -
  Reissuance of treasury shares for Non-Employee
    Directors stock plan.......................................................        -        (9)          -       (346)
  Deferred compensation expense................................................        -         -           -        380
  Reissuance of treasury shares for employee incentive plans...................        -    (1,382)          -          -
                                                                               ----------------------------------------------
Balance at September 30, 1999..................................................  $ 6,578  $ 74,329   $ 264,003   $ (1,672)
                                                                               ----------------------------------------------

                                                                               ----------------------------------------------
Balance at December 31, 1999                                                     $ 6,585  $ 74,244   $ 271,781   $ (1,533)
                                                                               ----------------------------------------------

 Comprehensive Income:
  Net Income...................................................................        -         -      32,572          -
   Unrealized holding losses on securities available for sale arising
      during the period........................................................        -         -           -          -
   Less reclassification adjustment for realized gains included in net income..        -         -           -          -
 Income tax effect related to items of other comprehensive income..............        -         -           -          -
                                                                               ----------------------------------------------
 Net unrealized gains (losses) on securities available for sale................        -         -           -          -
                                                                               ----------------------------------------------

Comprehensive Income...........................................................        -         -      32,572          -
                                                                               ----------------------------------------------

  Cash dividends on common stock-$.48 per share................................        -         -     (12,988)         -
  Purchase of shares for the treasury..........................................        -         -           -          -
  Issuance of common shares for employee stock plan............................        7       548           -          -
  Reissuance of treasury shares for Non-Employee
    Directors stock plan.......................................................        -       (9)           -       (318)
  Deferred compensation expense................................................        -        -            -        337
  Reissuance of treasury shares for employee incentive plans...................        -      294            -          -

                                                                               ----------------------------------------------
Balance at September 30, 2000..................................................  $ 6,592 $ 75,077    $ 291,365   $ (1,514)
                                                                               ----------------------------------------------

                                                                                           Accumulated
                                                                                              Other        Total
                                                                                Treasury  Comprehensive Stockholders'
                                                                                  Stock      (Loss)        Equity
                                                                               --------------------------------------

Balance at December 31, 1998................................................... $ (8,263)   $ (3,266)    $ 316,083
                                                                               --------------------------------------

 Comprehensive Income:
  Net Income...................................................................        -           -        28,399
   Unrealized holding losses on securities available for sale arising
      during the period........................................................        -     (22,326)      (22,326)
   Less reclassification adjustment for realized gains included in net income..        -        (231)         (231)
 Income tax effect related to items of other comprehensive income..............        -       8,985         8,985
                                                                               --------------------------------------
 Net unrealized gains (losses) on securities available for sale................        -     (13,572)      (13,572)

                                                                               --------------------------------------
Comprehensive Income...........................................................        -     (13,572)       14,827
                                                                               --------------------------------------

  Cash dividends on common stock-$.42 per share................................        -           -       (11,882)
  Purchase of shares for the treasury..........................................  (18,188)          -       (18,188)
  Issuance of common shares for employee stock plan............................        -           -           466
  Reissuance of treasury shares for Non-Employee
    Directors stock plan.......................................................      355           -             -
  Deferred compensation expense................................................        -           -           380
  Reissuance of treasury shares for employee incentive plans...................    5,354           -         3,972
                                                                               --------------------------------------
Balance at September 30, 1999..................................................$ (20,742)  $ (16,838)    $ 305,658
                                                                               --------------------------------------

                                                                               --------------------------------------
Balance at December 31, 1999                                                   $ (30,442)  $ (26,907)    $ 293,728
                                                                               --------------------------------------

 Comprehensive Income:
  Net Income...................................................................        -           -        32,572
   Unrealized holding losses on securities available for sale arising
      during the period........................................................        -      10,699        10,699
   Less reclassification adjustment for realized gains included in net income..        -      (1,135)       (1,135)
 Income tax effect related to items of other comprehensive income..............        -      (3,009)       (3,009)
                                                                               --------------------------------------
 Net unrealized gains (losses) on securities available for sale................        -       6,555         6,555
                                                                               --------------------------------------

Comprehensive Income...........................................................        -       6,555        39,127
                                                                               --------------------------------------

  Cash dividends on common stock-$.48 per share................................        -           -       (12,988)
  Purchase of shares for the treasury..........................................  (30,050)          -       (30,050)
  Issuance of common shares for employee stock plan............................        -           -           555
  Reissuance of treasury shares for Non-Employee
    Directors stock plan.......................................................      377           -            50
  Deferred compensation expense................................................        -           -           337
  Reissuance of treasury shares for employee incentive plans...................    2,876           -         3,170

                                                                               --------------------------------------
Balance at September 30, 2000..................................................$ (57,239)  $ (20,352)    $ 293,929
                                                                               --------------------------------------

See accompanying notes to consolidated financial statements (unaudited).

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                    Nine Months Ended
                                                                                                       September 30,
(in thousands)                                                                                     2000           1999
========================================================================================================================
Cash Flows       Net income.................................................................    $ 32,572       $ 28,399
From             Adjustments to reconcile net income to net
Operating          cash provided by operating activities:
Activities            Depreciation and amortization of premises and equipment...............       5,343          5,356
                      Amortization and accretion of securities, net.........................       1,052          7,697
                      Provision for loan and lease losses...................................       7,370          6,990
                      Amortization of intangible assets.....................................       1,586          1,493
                      Net gain on sale of securities available for sale.....................      (1,135)          (231)
                      Deferred income taxes.................................................           2          4,367
                      Originations of loans held for sale...................................    (216,115)      (224,856)
                      Proceeds from sales of loans held for sale............................     199,485        253,387
                      Stock options deferred tax ...........................................         156          1,237
                      Other, net............................................................       5,829         (9,121)
                                                                                            ----------------------------
                         Net cash provided by operating activities..........................    $ 36,145       $ 74,718
                                                                                            ----------------------------

Cash Flows       Proceeds from maturities of securities available for sale..................   $ 136,855       $ 272,900
From             Proceeds from maturities of securities held to maturity....................       2,680           2,037
Investing        Proceeds from sales of securities available for sale.......................      74,906         121,471
Activities       Purchase of securities held to maturity....................................           -            (450)
                 Purchase of securities available for sale..................................    (170,757)       (375,511)
                 Net increase in federal funds sold and other short-term investments........      (1,975)         (3,923)
                 Net increase in interest earning deposits in banks.........................      (4,854)        (12,178)
                 Proceeds from the sale of loans and leases.................................       3,696          22,756
                 Loans and leases made to customers
                    and principal collection of loans and leases, net.......................     (13,560)       (280,733)
                 Premises and equipment expenditures, net...................................      (3,568)         (3,254)
                 Investment in company owned life insurance.................................     (40,000)           (127)
                 Proceeds from the sale of foreclosed real estate...........................       2,324           2,125
                                                                                            -----------------------------
                         Net cash used for investing activities.............................   $ (14,253)     $ (254,887)
                                                                                            -----------------------------

Cash Flows       Net increase (decrease) in demand deposits and savings accounts............   $  24,089        ($40,446)
From             Net increase in time deposits..............................................      37,093          85,621
Financing        Net (decrease) increase in short-term borrowings...........................    (147,147)        120,295
Activities       Proceeds from long-term borrowings.........................................      65,000          16,500
                 Payment of long-term borrowings............................................     (29,494)         (2,495)
                 Dividends paid.............................................................     (12,988)        (11,882)
                 Issuance of common shares for employee benefit incentive plans.............         555             466
                 Reissuance of treasury shares for employee benefit incentive plans.........       3,170           3,972
                 Purchase of shares for treasury ...........................................     (30,050)        (18,188)
                                                                                            -----------------------------
                         Net cash (used for) provided by financing activities...............   $ (89,772)      $ 153,843
                                                                                            -----------------------------
                 Net change in cash and cash equivalents....................................   $ (67,880)      $ (26,326)
                 Cash and cash equivalents:
                   Beginning of year........................................................     179,113         144,199
                                                                                            -----------------------------
                   End of period............................................................   $ 111,233       $ 117,873
                                                                                            =============================

Supplemental     Cash payments for:
Disclosures of     Interest paid to depositors..............................................    $ 99,564       $  86,965
Cash Flow          Interest paid on borrowings..............................................      41,267          37,960
Information        Income taxes paid........................................................       5,816           6,505

Non-Cash         Foreclosed real estate - acquired in settlement of loans...................       2,275           1,957
Investing and    Transfer of long-term borrowings to short-term borrowings..................          91          33,650
Financing        Transfer of loans and leases to loans held for sale........................      45,362               -
Activities       Non-cash transfer of loans to securities...................................      51,548          19,174

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

Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the "Company") for the year ended December 31, 1999.

New Accounting Standards


We will be required to adopt Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, on January 1, 2001. This Statement outlines accounting and reporting standards for derivative instruments and hedging activities.


Under this standard, all derivatives will be recognized at fair value in the balance sheet. Changes in fair value for derivatives that are not hedges will be recognized in the Consolidated Statement of Income as they arise. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset in the Consolidated Statement of Income against the change in the fair value of the hedged asset, liability or firm commitment or it will be recognized in other comprehensive income until the hedged item is recognized in the Consolidated Statement of Income. If the change in the fair value of the derivative is not completely offset by the change in the value of the item it is hedging, the difference will be recognized immediately in the Consolidated Statement of Income.

The ultimate impact of this standard on our earnings and financial position is dependent on the hedging strategies applied to our derivative portfolio and the composition of that portfolio on and after January 1, 2001. If this standard was implemented on October 1, 2000, the transition adjustments arising from its application would have increased consolidated assets by approximately $206,000, increased consolidated liabilities by approximately $202,000, decreased other comprehensive income by approximately $235,000, and increased net income by approximately $239,000.

In September 2000, The Financial Accounting Standards Board issued Financial Accounting Standard ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a replacement of FASB Statement No. 125". This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relative to securitization transactions and collateral for fiscal years ending after December 15, 2000.

NOTE 2 - EARNINGS PER SHARE

                                                   For the Three Months   For the Nine Months
Earnings per share calculations are as follows:     Ended September 30,   Ended September 30,
                                                      2000       1999       2000       1999
                                                   -------------------------------------------
                                                     (in thousands, except per share data)

Net Income                                           $10,804   $11,237     $32,572   $28,399

Basic earnings per share:
     Weighted average shares outstanding              26,885    28,306      27,153    28,344
     Shares related to IMG earned not issued              36        19          36        19
                                                   -------------------------------------------
     Average basic shares outstanding                 26,921    28,325      27,189    28,363
                                                   -------------------------------------------

     Earnings per share                              $   .40   $  0.40     $  1.20   $  1.00
                                                   -------------------------------------------

Diluted earnings per share:
     Weighted average shares outstanding              26,885    28,306      27,153    28,344
     Net effect of the assumed purchase of stock
         under the stock option and stock purchase
         plans - based on the treasury stock
         method using average market price               163       328         194       344
     Shares related to IMG earned not issued              36        19          36        19
     Contingently issuable shares under IMG
        purchase agreement                                82        78          82        78
                                                   -------------------------------------------
     Average diluted shares outstanding               27,166    28,731      27,465    28,785
                                                   -------------------------------------------

     Diluted Earnings per share                      $   .40   $  0.39     $  1.19   $  0.99
                                                   -------------------------------------------

NOTE 3 - SECURITIES


A summary of securities at September 30, 2000 and December 31, 1999 were as follows:

                                                             Gross        Gross
                                               Amortized   Unrealized   Unrealized       Fair
                                                  Cost       Gains        Losses         Value
                                              --------------------------------------------------
                                                               (in thousands)
At September 30, 2000
   Securities Available for Sale:
     U.S. Treasury                            $   37,746   $       86   $     (144)   $   37,688
     U.S. Government agencies                     50,796           17         (710)       50,103
     Agency mortgage-backed securities           781,408          944      (28,508)      753,844
     State and political subdivisions            295,106        2,500       (5,501)      292,105
     Corporate obligations and other             117,549          153       (2,427)      115,275
                                              --------------------------------------------------
        Total Securities Available for Sale   $1,282,605   $    3,700   $  (37,290)   $1,249,015
                                              --------------------------------------------------


   Securities Held to Maturity:
     U.S. Treasury                            $      802   $     --     $       (3)   $      799
     U.S. Government agencies                         24         --           --              24
     State and political subdivisions             10,177           40         (147)       10,070
     Corporate obligations and other                --           --           --            --
                                              --------------------------------------------------
        Total Securities Held to Maturity     $   11,003   $       40   $     (150)   $   10,893
                                              --------------------------------------------------
                  Total Securities            $1,293,608   $    3,740   $  (37,440)   $1,259,908
                                              ==================================================

At December 31, 1999
   Securities Available for Sale:
     U.S. Treasury                            $   61,466   $      171   $     (258)   $   61,379
     U.S. Government agencies                     32,390            3         (847)       31,546
     Agency mortgage-backed securities           746,953        1,308      (31,951)      716,310
     State and political subdivisions            299,304        1,254      (11,055)      289,503
     Corporate obligations and other             131,572           85       (2,999)      128,658
                                              --------------------------------------------------
        Total Securities Available for Sale   $1,271,685   $    2,821   $  (47,110)   $1,227,396
                                              --------------------------------------------------

   Securities Held to Maturity:
     U.S. Treasury                            $    1,053   $     --     $       (8)   $    1,045
     U.S. Government agencies                         25         --           --              25
     State and political subdivisions             12,898           53         (204)       12,747
     Corporate obligations and other                   1         --           --               1
                                              --------------------------------------------------
        Total Securities Held to Maturity     $   13,977   $       53   $     (212)   $   13,818
                                              --------------------------------------------------
                  Total Securities            $1,285,662   $    2,874   $  (47,322)   $1,241,214
                                              ==================================================



Realized gross gains resulting from the sale of securities available for sale were $39,000 and $87,000 for the three months ended September 30, 2000 and 1999, respectively, and $1,136,000 and $922,000 for the nine months ended September 30, 2000 and 1999, respectively. Realized gross losses were $0 and $427,000 for the three months ended September 30, 2000 and 1999, respectively and $1,000 and $691,000 for the nine months ending September 30, 2000 and 1999, respectively. At September 30, 2000 and 1999, securities with a fair value of $930.4 million and $914.2 million, respectively, were pledged to secure public deposits, securities under agreements to repurchase and for other purposes required by law.

NOTE 4 - LOANS AND LEASES


The composition of the loan and lease portfolio at September 30, 2000 and December 31, 1999, was as follows:


                                                           September 30, 2000  December 31, 1999
                                                           -------------------------------------
                                                                      (in thousands)
Commercial, financial and agricultural ......................   $   709,980      $   710,302
Real estate-construction ....................................       106,871          121,216
Real estate-commercial ......................................       775,594          732,447
Real estate-residential .....................................       675,985          689,702
Installment and consumer ....................................       424,705          489,586
Direct lease financing ......................................         2,979            3,489
                                                               ------------------------------
     Gross loans and leases .................................   $ 2,696,114      $ 2,746,742
     Unearned income ........................................          (115)            (129)
                                                               ------------------------------
     Loans and leases, net of unearned income ...............   $ 2,695,999      $ 2,746,613
     Allowance for loan and lease losses ....................       (29,013)         (28,377)
                                                               ------------------------------
     NET LOANS AND LEASES...................................    $ 2,666,986      $ 2,718,236
                                                               ==============================


$72.8 million in installment and consumer loans were either sold or reclassified to loans held for sale during the nine months ended September 30, 2000.

NOTE 5 - Short-Term Borrowings

Short-term borrowings consisted of the following:

                                                      September 30, 2000    December 31, 1999
                                                      ---------------------------------------
                                                                 (in thousands)
Securities sold under agreements to repurchase........   $ 434,302               $ 456,227
Federal Home Loan Bank borrowings.....................      56,590                 114,479
Federal funds purchased...............................      49,450                 118,000
U.S. Treasury tax and loan note accounts..............      12,000                  10,692
                                                      --------------------------------------
   Total Short-Term Borrowings........................   $ 552,342               $ 699,398
                                                      ======================================


NOTE 6 - Long-Term Borrowings

Long-term borrowings consisted of the following:

                                                      September 30, 2000    December 31, 1999
                                                      ---------------------------------------
                                                                 (in thousands)
Federal Home Loan Bank borrowings......................  $ 279,877               $ 244,018
Capital Trust preferred securities.....................     40,000                  40,000
Other long-term borrowings.............................        856                   1,252
                                                      --------------------------------------
             Total Long-Term Borrowings................  $ 320,733               $ 285,270
                                                      ======================================


AMCORE Bank, N.A., periodically borrows additional funds from the Federal Home Loan Bank (FHLB) in connection with the purchase of mortgage-backed securities. Certain Federal Home Loan Bank borrowings have prepayment penalties and call features associated with them. The current balance of the long-term borrowings was $279.9 million with an average maturity of 5.34 years, and a weighted average borrowing rate of 5.71%.

Repayments of FHLB borrowings based upon call features, assuming they are called at the earliest call date, are as follows at September 30, 2000:

                                          Total
                                      --------------
                                      (in thousands)
2000 .................................   $ 82,000
2001 .................................    150,000
2002 .................................     15,000
2003 .................................      4,000
                                         --------
        Total callable FHLB borrowings   $251,000
                                         ========

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

Repayments of long-term borrowings based upon scheduled maturity dates are as follows at September 30, 2000:

                                      Total
                                  --------------
                                  (in thousands)
2001 .............................   $    454
2002 .............................     31,285
2003 .............................     50,092
2004 .............................     50,056
2005 .............................     15,510
Thereafter .......................    173,336
                                     --------
        Total Long-term Borrowings   $320,733
                                     ========

NOTE 7 - SEGMENT INFORMATION

The Company's operations include three business segments: Banking, Trust and Asset Management, and Mortgage Banking. The Banking segment provides commercial and personal banking services through its 64 banking locations in northern Illinois and south-central Wisconsin, and the Consumer Finance subsidiary. The services provided by this segment include lending, deposits, cash management, safe deposit box rental, automated teller machines, and other traditional banking services. The Trust and Asset Management segment provides trust, investment management, employee benefits recordkeeping and administration, and brokerage services. It also acts as an advisor and provides fund administration to the Vintage Mutual Funds. These products are distributed nationally (i.e. Vintage Equity Fund is available through Charles Schwab), regionally to institutional investors and corporations, and locally through AMCORE's 64 banking locations. The Mortgage Banking segment originates residential mortgage loans for sale to AMCORE's banking affiliate and the secondary market, as well as providing servicing of these mortgage loans.

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

BUSINESS SEGMENTS

                                                                  Trust and Asset Mortgage   Total
For the three months ended September 30, 2000             Banking    Management   Banking   Segments
                                                        ---------------------------------------------
                                                                        (in thousands)
Net interest income                                       $ 30,662    $     78   $    625   $ 31,365
Provision for loan and lease losses                          2,640        --         --        2,640
Non-interest income                                          7,376       7,930      1,788     17,094
Operating expenses                                          21,949       5,435      1,727     29,111
Income taxes                                                 3,455       1,106        273      4,834
                                                        ---------------------------------------------

Segment profit                                            $  9,994    $  1,467   $    413   $ 11,874

After tax restructuring charges (reversals)                    (10)       --         --          (10)
                                                        ---------------------------------------------

Segment profit before restructuring charges (reversals)   $  9,984    $  1,467   $    413   $ 11,864
                                                        =============================================

For the three months ended September 30, 1999

Net interest income                                       $ 33,287    $     70   $    514   $ 33,871
Provision for loan and lease losses                          2,613        --         --        2,613
Non-interest income                                          5,726       7,950      2,036     15,712
Operating expenses                                          22,496       5,182      2,064     29,742
Income taxes                                                 3,626       1,234        196      5,056
                                                        ---------------------------------------------

Segment profit                                            $ 10,278    $  1,604   $    290   $ 12,172
                                                        =============================================


                                                            Trust and Asset     Mortgage      Total
For the nine months ended September 30, 2000       Banking      Management      Banking      Segments
                                                -------------------------------------------------------
                                                                        (in thousands)
Net interest income                             $    95,238    $       270    $     1,647   $    97,155
Provision for loan and lease losses                   7,370           --             --           7,370
Non-interest income                                  20,379         24,117          5,201        49,697
Operating expenses                                   66,108         16,766          5,052        87,926
Income taxes                                         11,055          3,286            711        15,052
                                                -------------------------------------------------------

Segment profit                                  $    31,084    $     4,335    $     1,085   $    36,504

After tax restructuring reversals                      (145)            (6)          --            (151)
                                                -------------------------------------------------------

Segment profit before restructuring reversals   $    30,939    $     4,329    $     1,085   $    36,353
                                                =======================================================

Segment assets                                  $ 4,266,114    $    19,625    $    23,039   $ 4,308,778
                                                =======================================================

For the nine months ended September 30, 1999

Net interest income                             $    97,509    $       178    $     1,760   $    99,447
Provision for loan and lease losses                   6,990           --             --           6,990
Non-interest income                                  16,267         23,428          7,395        47,090
Operating expenses                                   72,018         15,789          6,853        94,660
Income taxes                                          8,289          3,386            925        12,600
                                                -------------------------------------------------------

Segment profit                                  $    26,479    $     4,431    $     1,377   $    32,287

After tax restructuring charges                       3,767           --             --           3,767
                                                -------------------------------------------------------

Segment profit before restructuring charges     $    30,246    $     4,431    $     1,377   $    36,054
                                                =======================================================

Segment assets                                  $ 4,416,841    $    19,549    $    27,570   $ 4,463,960
                                                =======================================================

Reconcilement of Segment Information to Financial Statements

                                            For the three months ended    For the three months ended
                                                    September 30,                 September 30,
Net interest income and non-interest income      2000           1999          2000            1999
------------------------------------------- ---------------------------   ----------------------------
                                                                 (in thousands)
Total for segments                           $    48,459    $    49,583    $   146,852    $   146,537
Unallocated revenues:
     Holding company                                (825)         6,099         (3,208)        18,451
     Other                                            19             17             56             42
Elimination of intersegment revenues                (748)        (7,536)        (2,243)       (22,987)
                                             ---------------------------   ---------------------------

Consolidated total revenues                  $    46,905    $    48,163    $   141,457    $   142,043
                                             ===========================   ===========================
Profit
------

Total for segments                           $    11,874    $    12,172    $    36,504    $    32,287
Unallocated loss:
     Holding company                              (1,330)          (965)        (4,060)        (3,529)
     Other                                           (30)            (6)           (93)          (203)
Elimination of intersegment gain/(loss)              290             36            221           (156)
                                             ---------------------------   ---------------------------

Consolidated net income                      $    10,804    $    11,237    $    32,572    $    28,399
                                             ===========================   ===========================

Assets
------

Total for segments                           $ 4,308,778    $ 4,463,960
Unallocated assets:
     Holding company                              32,492         52,052
     Other                                        43,309         43,492
Elimination of intersegment assets               (82,862)      (245,421)
                                             ---------------------------

Consolidated assets                          $ 4,301,717    $ 4,314,083
                                             ===========================

NOTE 8 - RESTRUCTURING CHARGE

The components of the 1999 restructuring charge and the activity during the third quarter and year to date for 2000 were as follows:

                                           June 30, 2000  Third Quarter                Third Quarter September 30, 2000
                                              Balance     Cash Payments  Adjustments(1) Reversal(2)      Balance
                                           ----------------------------------------------------------------------------
                                                                         (in thousands)
Compensation expense . . . . . . . .           $ 231         $ (78)         $ -           $  (9)         $ 144
Employee benefits . . . . . . . . .(3)            17           (33)            27            (0)            11
Data processing expense . . . . . .(4)           115           (31)             0           (30)            54
Professional fees . . . . . . . . .(5)            75             0              0            (5)            70
Other . . . . . . . . . . . . . . .(6)            23            (2)             0             0             21
                                           ----------------------------------------------------------------------------

Charge before income taxes . . . . .             461          (144)            27           (44)           300
Income taxes . . . . . . . . . . . .             183           (57)            11           (18)           119
                                           ----------------------------------------------------------------------------

 Charge after income taxes . . . . .           $ 278         $ (87)         $  16         $ (26)         $ 181
                                           ============================================================================


                                         December 31, 1999  Year to Date                      Year to Date  September 30, 2000
                                               Balance      Cash Payments   Adjustments(1)     Reversal(2)       Balance
                                         -------------------------------------------------------------------------------------
                                                                              (in thousands)
Compensation expense. . . . . . . .(7)         $   972         $  (692)           $ -           $  (136)         $   144
Employee benefits . . . . . . . . .(3)              83            (132)             102             (42)              11
Data processing expense . . . . . .(4)             459            (337)               0             (68)              54
Professional fees . . . . . . . . .(5)             290            (151)               0             (69)              70
Other . . . . . . . . . . . . . . .(6)              75             (16)               0             (38)              21
                                         -------------------------------------------------------------------------------------

Charge before income taxes . . . . .             1,879          (1,328)             102            (353)             300
Income taxes . . . . . . . . . . . .               747            (528)              41            (141)             119
                                         -------------------------------------------------------------------------------------

 Charge after income taxes . . . . .           $ 1,132         $  (800)         $    61         $  (212)         $   181
                                         =====================================================================================

(1) Items related to restructuring that were expensed as incurred and were not included in the original restructuring charge.
(2) Reversal of items included in the original charge that are no longer expected to be paid.
(3) Social security and medicare taxes on severance and incentives, and relocation expenses.
(4) Amounts represent costs to convert data processing records of nine separate banks into one.
(5) Amounts represent legal fees for regulatory filings and advice as well as consulting fees for process review, systems redesign and implementation.
(6) Amounts include outplacement services for terminated employees and customer notifications.
(7) Staff reductions totaling 187 employees are planned. Through September 30, 2000, 85 employees had been terminated and paid severance benefits. An additional 91 employees had transferred to other open positions due to attrition, or had voluntarily left the Company prior to the time severance benefits became payable. As of September 30, 2000, 11 employees remained to be severed.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's discussion and analysis focuses on the significant factors which affected AMCORE Financial, Inc. and subsidiaries ("AMCORE") Consolidated Balance Sheet as of September 30, 2000 as compared to December 31, 1999 and the results of operations for the three and nine months ended September 30, 2000 as compared to the same periods in 1999. This discussion is intended to be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of AMCORE. Statements that are not historical facts, including statements about beliefs and expectations, are forward-looking statements. These statements are based upon beliefs and assumptions of AMCORE'S management and on information currently available to such management. The use of the words "believe", "expect", "anticipate", "plan", "estimate", "should", "may", "will" or similar expressions are forward looking statements. Forward-looking statements speak only as of the date they are made, and AMCORE undertakes no obligation to update publicly any of them in light of new information or future events.

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

OVERVIEW OF OPERATIONS

AMCORE's net income for the three months ended September 30, 2000 was $10.8 million, a decrease of $433,000 from the $11.2 million reported in the 1999 comparable period. Net income for the nine months ended September 30, 2000 was $32.6 million, an increase of $4.2 million from the $28.4 million reported in 1999. Net income from operations, which excludes $151,000 in net after-tax reversals of excess restructuring-related charges (the "Restructuring Reversal") in year-to-date 2000 results and $3.8 million of after-tax restructuring-related charges (the "Restructuring Charge") in year-to-date 1999 results, was $32.4 million and $32.2 million, respectively, for the nine months ended September 30, 2000 and 1999. This represented an increase of $255,000 or 0.8%.

Diluted earnings per share were $0.40 and $1.19 for the three and nine months ended September 30, 2000, respectively, compared to $0.39 and $0.99 for the same periods in 1999. Excluding the above mentioned Restructuring Reversal and Restructuring Charge, diluted earnings per share from operations for the nine month periods ended September 30, 2000 and 1999 were $1.18 and $1.12, respectively, an increase of 5.4%. The 5.4% increase on a diluted per share basis is nearly seven times the 0.8% increase on a dollar basis, reflecting a
1.3 million share decrease in average diluted shares outstanding attributable to AMCORE's previously announced stock repurchase programs.

AMCORE's annualized return on average equity for the third quarter and year-to-date for 2000 was 14.72% and 15.18%, respectively. Annualized return on average equity for the comparable periods in 1999 was 14.71% and 12.17%. If the above mentioned Restructuring Reversal and Restructuring Charge are excluded, the annualized return on average equity for the nine months ended September 30, 2000 and 1999 was 15.10% and 13.78% respectively.

The third quarter annualized return on average assets was 0.99% in 2000 versus 1.06% in 1999. For the first nine months of 2000 and 1999 the annualized return on average assets was 1.00% and 0.91%. Excluding the Restructuring Reversal and Restructuring Charge, the annualized return on average assets for year-to-date 2000 and 1999 was 1.00% and 1.03%, respectively.

Net interest income for the third quarter of 2000 declined $2.5 million or 7.4% from the same period a year ago. Average earning assets rose 2.1%, which combined with a 39 basis point increase in yields contributed to a $5.8 million or 7.6% increase in interest income. These gains were overshadowed by an $8.3 million or 19.6% increase in interest expense as interest bearing liabilities continued to reprice more rapidly than earning assets in a rising short-term rate environment. This resulted in a 75 basis points increase in the average rate paid on interest bearing liabilities. Overall, net interest margin declined 34 basis points to 3.26% in the third quarter of 2000, compared to 3.60% a year ago.

Non-interest income, excluding net realized security gains, increased $846,000 or 5.6% in the third quarter of 2000 compared to the third quarter of 1999. The improvement was attributable to higher service charges on deposits, increased net surrender values on bank-owned life insurance and gain on loan sales. These were partially offset by a decline in insurance commission income and a non-recurring gain in the third quarter of 1999 associated with the merger and reorganization of an ATM service provider. The increase in service charges on deposits was attributable to higher average deposit balances, revised fee schedules and overdraft handling processes. The gain on loan sales was almost exclusively related to the sale of $55.3 million in auto loans. Lower insurance commission income was attributable to rebates and the sale of the Company's insurance agency in the third quarter of 1999.

Net realized security gains (losses) showed an improvement of $380,000, reflecting $39,000 in net security gains in the third quarter of 2000 compared to $341,000 in net security losses in the third quarter of 1999.

The provision for loan and lease losses was nominally higher, quarter-to-quarter.

Third quarter 2000 operating expenses were down $571,000 from the same period a year ago. The primary factor contributing to the reduction in operating expenses were cost savings, primarily compensation expense and employee benefits, resulting from AMCORE's new Customer Focused Organizational Structure that offset normal cost-of-living and merit increases. In addition, equipment expense, professional fees, loan processing and collection expenses, advertising and business development expenses and data processing expenses were all down from the third quarter of 1999. These reductions were partially offset by higher occupancy expenses and higher than expected employee health care costs.

Both AMCORE and the bank subsidiary (the "BANK") continue to exceed the minimum capital requirements established by regulators for banks and bank holding companies.

On October 11, 2000, AMCORE announced that it is considering the sale of ten branches (the "Branch Sales") as part of its strategic objective to invest in and reallocate capital to high growth areas. The branches include Aledo, Gridley, Mendota, Freeport, Mount Morris, Oregon, Ashton, Rochelle, Wyanet and Sheffield. All are located in Illinois. Combined the branches represent approximately $170 million in loans and other assets and $310 million in deposits. To date, no firm commitments have been made and AMCORE will only consider a sale if full financial value will be realized. None of the assets are impaired and full financial value is expected to result in a gain individually and in total.

On October 18, 2000, AMCORE announced the introduction of a new technology fund. The Vintage Technology Fund is the eleventh fund in AMCORE's proprietary Vintage Fund Family. The Vintage Technology

Fund will consist of an actively managed investment portfolio of approximately 40 to 60 technology sector stocks.

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

1999 Restructuring Charge

In the second quarter 1999, AMCORE announced a new "Customer Focused Organizational Structure" (the "CFOS"). Events giving rise to the announcement was a recognition by AMCORE that its corporate structure of nine separate banking charters was perpetuating operational inefficiencies, staffing redundancies and burdensome regulatory reporting requirements. The new CFOS is expected to improve efficiency, enhance responsiveness to local markets and increase shareholder value. It will increase the ability of staff to focus on serving customers and their communities by centralizing or regionalizing certain support functions.

To accomplish the new CFOS, AMCORE merged its nine banks into one charter as AMCORE Bank, N.A. (the "BANK"). The centralization of retail operations and corporate support functions, including the conversion of data processing records into one bank, ("Phase 1") has been completed in all material respects.

During the fourth quarter of 1999, in continuation of the CFOS restructuring initiative, AMCORE adopted plans to centralize its commercial loan operations and to streamline personal trust administration ("Phase 2"). AMCORE expects to complete this phase of its CFOS restructuring by the end of 2000.

AMCORE's pre-tax charges (the "Restructuring Charge") related to the CFOS restructuring totaled $6.1 million for Phase 1 and $537,000 for Phase 2 in the second and fourth quarters of 1999, respectively. The major components of the Restructuring Charge included employee severance and benefits, systems and integration costs, legal and professional fees and other related expenses. Excess Restructuring Charges of $1.4 million pre-tax, related to Phase 1 were reversed during the fourth quarter of 1999. Additional net pre-tax reversal (the "Restructuring Reversal") of excess Restructuring Charges of $234,000 and $17,000 were taken in the second and third quarters of 2000, respectively. These reversals related to lower than expected severance and benefits due to unplanned employee attrition in positions unaffected by the CFOS restructuring that permitted the retention of some employees whose positions were otherwise being eliminated and by some affected employees leaving for positions outside the company before their severance became payable. In addition, systems integration costs were completed at a lower cost than expected.

The amount of the Restructuring Charge relating to CFOS restructuring activities not yet completed, or that otherwise remains unpaid, is $300,000 pre-tax as of September 30, 2000. Of this amount, $24,000 and $276,000 relate to Phase 1 and Phase 2, respectively. See Note 8 to the Notes to Consolidated Financial Statements for a tabular presentation of the Restructuring Charge by major component.

Altogether, staff reductions of 187 employees were planned. Through September 30, 2000, 85 employees had been terminated and paid severance benefits. An additional 91 employees had transferred to other open positions due to attrition, or had voluntarily left the Company prior to the time severance benefits became payable. As of September 30, 2000, 11 employees remained to be severed.

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

The Banking segment's profit for the third quarter of 2000, excluding Restructuring Reversals, was $10.0 million, a decrease of $287,000 or 2.8% from the same period in 1999. Declining net interest income was largely offset by increased non-interest income, lower operating expenses and a decrease in income taxes.

Net interest income declined $2.6 million or 7.9% in the third quarter of 2000 compared to the same period a year ago. The Banking segment continued to experience solid loan growth as well as improved yields on interest earning assets. However, these gains were more than offset by increased interest expense as interest bearing liabilities repriced more rapidly than earning assets and by decreased levels of investment securities related to the planned reduction of the investment portfolio.

Non-interest income increased $1.7 million or 28.9%. The improvement was attributable to higher service charges on deposits, increases in net surrender values on bank-owned life insurance, gain on the sale of auto loans and net realized security gains. These were partially offset by a decline in insurance commission income quarter-to-quarter and a non-recurring gain in the third quarter of 1999 associated with the merger and reorganization of an ATM service provider in which the Banking segment had an interest. The increase in service charges on deposits was attributable to higher average deposit balances, revised fee schedules and overdraft handling processes. The gain on loan sales was almost exclusively related to the sale of $55.3 million in auto loans in the third quarter of 2000. The increase in net realized security gains (losses) reflects net security gains in the third quarter of 2000 versus net security losses in the third quarter of 1999. Lower insurance commission income was attributable to higher rebate levels in the third quarter of 2000 compared to the same period in 1999.

Operating expenses decreased $547,000 or 2.4%. Cost savings from AMCORE's new CFOS were more than sufficient to offset normal merit increases, cost-of-living adjustments, year-to-year inflation increases, increased employee medical claims and higher occupancy costs. Occupancy expenses were higher, due in part to the expansion of the Crystal Lake, IL, facility, rental expenses associated with our new Huntley, IL, branch and the expenses related to the centralization of loan operations.

Income taxes were lower as a result of lower segment earnings before taxes.

Excluding Restructuring Reversals and the Restructuring Charges, the Banking segment represented 84.2% and 84.4% of total segment profit in the third quarter of 2000 and 1999, respectively. Year-to-date the Banking segment represented 85.1% and 83.9%, respectively, for 2000 and 1999.

Trust and Asset Management Segment

The Trust and Asset Management segment provides trust, investment management, employee benefit recordkeeping and administration and brokerage services. It also acts as an advisor and provides fund administration to the Vintage Mutual Funds. These products are distributed nationally (i.e. Vintage Equity Fund is available through Charles Schwab OneSource(TM)), regionally to institutional investors and corporations, and locally through AMCORE's banking locations.

The Trust and Asset Management segment's profit, excluding the Restructuring Charge, decreased $137,000 or 8.5% from the third quarter of 1999 to $1.5 million in the third quarter of 2000.

Revenues were flat at $8.0 million quarter-to-quarter. Insurance commissions decreased $136,000 reflecting the sale of AMCORE's insurance agency business on August 27, 1999. A decline in employee benefits accounts resulted in decreased employee benefit fees of $175,000. In addition, the third quarter of 1999 included $421,000 of additional investment advisory fee income as the accrual methodology was refined to more accurately reflect the fees earned at any given period end. These factors offset what would have been a revenue increase of 9.5%.

Operating expenses, excluding Restructuring Charges, increased $253,000 or 4.9%. The increase was primarily attributable to increased personnel costs associated with the growth of the business, normal merit and cost-of-living increases, and increased advertising and business development costs. These increases were partially offset by the elimination of expenses associated with the operation of the insurance agency business.

Income taxes were lower as a result of lower segment earnings before taxes.

As of September 30, 2000, trust assets under management totaled $4.4 billion, including $1.4 billion in the Vintage Mutual Fund family. This compares to $4.2 billion and $1.4 billion, respectively, as of September 30, 1999. Total assets under administration at September 30, 2000, which include managed and custodial assets, totaled $5.0 billion.

Excluding Restructuring Reversals and the Restructuring Charges, the Trust and Asset Management segment represented 12.4% and 13.2% of total segment profit in the third quarter of 2000 and 1999, respectively. Year-to-date the Trust and Asset Management segment represented 11.9% and 12.3%, respectively, for 2000 and 1999.

Mortgage Banking Segment

The Mortgage Banking segment originates residential mortgage loans for sale to the BANK and the secondary market, and provides servicing of these mortgage loans.

The Mortgage Banking segment's profit for the third quarter of 2000 was $413,000, an increase of $123,000 or 42.4% over the same period a year ago.

Mortgage revenues declined $248,000 from the third quarter of 1999 as origination volume and refinancing activity were negatively impacted by increasing interest rates. Net interest income increased $111,000 from the third quarter a year ago, also the result of increasing interest rates and higher average escrow balances.

The decrease in origination volumes and refinancing activity caused a corresponding reduction in variable production costs. Servicing right amortization was also lower as increased interest rates led to slower pre-payments on the existing servicing portfolio. These factors resulted in a $337,000 decrease in operating expenses.

Income taxes were higher as a result of increased segment earnings before taxes.

Excluding the Restructuring Reversal and the Restructuring Charge, the Mortgage Banking segment represented 3.4 % and 2.4% of total segment profit in the third quarter of 2000 and 1999, respectively. Year-to-date the Mortgage Banking segment represented 3.0% and 3.8%, respectively, for 2000 and 1999.

CONSOLIDATED EARNINGS ANALYSIS

The analysis below discusses by major components the changes in net income when comparing the three and nine-month periods ended September 30, 2000 and 1999.

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

                                                For the Three Months        For the Nine Months
                                                 Ended September 30,        Ended September 30,
                                             -----------------------------------------------------
                                               2000          1999           2000           1999
                                             -----------------------------------------------------
                                                                (in thousands)
Interest Income Book Basis                    $81,448       $75,670       $241,203       $222,464
Taxable Equivalent Adjustment                   2,227         2,506          6,763          7,560
                                              ----------------------------------------------------

Interest Income Taxable Equivalent Basis       83,675        78,176        247,966        230,024
Interest Expense                               50,494        42,232        145,262        124,581
                                              ----------------------------------------------------

Net Interest Income Taxable Equivalent Basis
                                              $33,181       $35,944       $102,704       $105,443
                                              ====================================================

Net interest income on a fully taxable equivalent basis decreased $2.8 million or 7.7% during the third quarter of 2000 over the same period in 1999. Average earning assets rose 2.1%, which combined with a 39 basis point increase in yields, contributed to a $5.5 million or 7.0% increase in interest income on a fully taxable equivalent basis. These gains were overshadowed by a $8.3 million or 19.6% increase in interest expense as interest bearing liabilities repriced more rapidly than earning assets in a rising short-term rate environment resulting in a 75 basis points increase in the average rate paid on interest bearing liabilities. Overall, net interest margin declined 34 basis points to 3.26% in the third quarter of 2000, compared to 3.60% a year ago.

The growth in average earning assets was led by a $115.5 million or 4.4% increase in average loans, when comparing the third quarters of 2000 and 1999. The sale of $55.3 million in auto loans and the securitization of $51.5 million in 1 - 4 family mortgage loans impacted loan growth. Excluding these transactions, average loans would have risen by 6.7 percent. Average investment securities declined $56.5 million or 4.3%, quarter-to-quarter. Excluding the securitization of 1-4 family mortgage loans noted above, average investment securities declined 4.7%. This planned reduction reflects AMCORE's strategy to emphasize liquidity, reduced interest rate risk and loan growth funding.

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

As the table below indicates, the net interest spread decreased 36 basis points to 2.64% in the third quarter of 2000 when compared to the 3.00% during the same period in 1999. The net interest margin was 3.26% during the third quarter of 2000, a decrease of 34 basis points from 3.60% in the comparable period in 1999.

                                                                   Quarter Ended                            Quarter Ended
                                                                 September 30, 2000                       September 30, 1999
                                                 ----------------------------------------------------------------------------------
                                                       Average                        Average    Average                    Average
                                                       Balance        Interest          Rate     Balance       Interest       Rate
                                                 ----------------------------------------------------------------------------------
                                                                                  (in thousands)
Assets
Interest-Earning Assets:
      Taxable securities                             $   969,184     $    16,666        6.88%  $   986,244   $    16,398      6.65%
      Tax-exempt securities (1)                          297,188           5,708        7.68%      336,608         6,560      7.80%
                                                 ----------------------------------------------------------------------------------

          Total Securities (2)                         1,266,372          22,374        7.07%    1,322,852        22,958      6.94%
      Loans held for sale (3)                             45,932           1,043        9.05%       16,116           282      7.00%
      Loans (1) (4)                                    2,740,658          59,746        8.69%    2,625,129        54,504      8.26%
      Other earning assets                                20,239             341        6.68%       26,535           310      4.63%
      Fees on loans held for sale (3)                        -               171        -            -               122      -
                                                 ----------------------------------------------------------------------------------
           Total Interest-Earning Assets             $ 4,073,201     $    83,675        8.19%  $ 3,990,632   $    78,176      7.80%
Non Interest-Earning Assets:
      Cash and due from banks                             99,958                                    92,499
      Other assets                                       180,841                                   146,756
      Allowance for loan and lease losses                (29,730)                                  (28,078)
                                                 ---------------                               -----------
               Total Assets                          $ 4,324,270                               $ 4,201,809
                                                 ===============                               ===========


Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
      Interest-bearing demand and savings deposits   $ 1,003,999     $     9,819        3.88%  $   969,915   $     7,344      3.00%
      Time deposits                                    1,714,007          26,143        6.05%    1,624,116        22,047      5.39%
                                                 ----------------------------------------------------------------------------------

          Total interest-bearing deposits              2,718,006          35,962        5.26%    2,594,031        29,391      4.50%
      Short-term borrowings                              570,567           9,245        6.45%      594,019         8,497      5.68%
      Long-term borrowings                               330,196           5,287        6.37%      301,779         4,344      5.71%
                                                 ----------------------------------------------------------------------------------

          Total Interest-Bearing Liabilities         $ 3,618,769     $    50,494        5.55%  $ 3,489,829   $    42,232      4.80%

Noninterest-Bearing Liabilities:
      Demand deposits                                    352,189                                   352,709
      Other liabilities                                   61,256                                    56,216
                                                 ---------------                               -----------
          Total Liabilities                          $ 4,032,214                               $ 3,898,754

Stockholders' Equity                                     292,056                                   303,055
                                                 ---------------                               -----------

               Total Liabilities and
                  Stockholders' Equity               $ 4,324,270                               $ 4,201,809
                                                 ===============                               ===========

           Net Interest Income                                       $    33,181                             $    35,944
                                                                     ===========                             ===========

           Net Interest Spread                                                          2.64%                                 3.00%
                                                                                        =====                                 =====

           Interest Rate Margin                                                         3.26%                                 3.60%
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

As the table below indicates, the net interest spread decreased 21 basis points to 2.73% for the first nine months of 2000 when compared to the 2.94% during the same period in 1999. The net interest margin was 3.34% for the first nine months of 2000, a decrease of 21 basis points from 3.55% in the comparable period in 1999.

                                                              Nine Months Ended                        Nine Months Ended
                                                              September 30, 2000                       September 30, 1999
                                              ------------------------------------------------------------------------------------
                                                     Average                        Average    Average                    Average
                                                     Balance        Interest          Rate     Balance      Interest        Rate
                                              ------------------------------------------------------------------------------------
                                                                            (in thousands)
Assets
Interest-Earning Assets:
    Taxable securities                             $   995,903     $    51,614        6.91%  $ 1,022,405   $    48,661      6.35%

    Tax-exempt securities (1)                          301,030          17,349        7.68%      341,102        19,845      7.76%
                                              ------------------------------------------------------------------------------------
      Total Securities (2)                           1,296,933          68,963        7.09%    1,363,507        68,506      6.70%
    Loans held for sale (3)                             25,130           1,640        8.71%       22,473         1,025      6.08%
    Loans (1) (4)                                    2,763,162         176,089        8.51%    2,555,331       159,282      8.33%
    Other earning assets                                18,000             853        6.33%       22,402           712      4.25%
    Fees on loans held for sale (3)                        -               421        -              -             499      -
                                              ------------------------------------------------------------------------------------
        Total Interest-Earning Assets              $ 4,103,225     $   247,966        8.07%  $ 3,963,713   $   230,024      7.75%

Non Interest-Earning Assets:
    Cash and due from banks                            102,096                                    98,418
    Other assets                                       159,633                                   156,460
    Allowance for loan and lease losses                (29,473)                                  (27,641)
                                               ---------------                               -----------
            Total Assets                           $ 4,335,481                               $ 4,190,950
                                               ===============                               ===========

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
    Interest-bearing demand and savings deposits   $ 1,005,767     $    27,702        3.67%  $   960,279   $    20,491      2.85%
    Time deposits                                    1,713,583          74,953        5.83%    1,602,623        65,570      5.47%
                                              ------------------------------------------------------------------------------------
      Total interest-bearing deposits                2,719,350         102,655        5.04%    2,562,902        86,061      4.49%
    Short-term borrowings                              591,436          27,513        6.21%      597,075        25,458      5.70%
    Long-term borrowings                               320,637          15,094        6.29%      305,751        13,062      5.71%
                                              ------------------------------------------------------------------------------------
      Total Interest-Bearing Liabilities           $ 3,631,423     $   145,262        5.34%  $ 3,465,728   $   124,581      4.81%

Noninterest-Bearing Liabilities:
    Demand deposits                                    359,552                                   357,221
    Other liabilities                                   57,800                                    55,989
                                               ---------------                               -----------
      Total Liabilities                            $ 4,048,775                               $ 3,878,938
Stockholders' Equity                                   286,706                                   312,012
                                               ---------------                               -----------
            Total Liabilities and
               Stockholders' Equity                $ 4,335,481                               $ 4,190,950
                                               ===============                               ===========

        Net Interest Income                                        $   102,704                             $   105,443
                                                                   ===========                             ===========

        Net Interest Spread                                                           2.73%                                 2.94%
                                                                                      =====                                 =====

        Interest Rate Margin                                                          3.34%                                 3.55%
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

The table below presents an analysis of the changes in net interest income for the third quarter of 2000 compared to the third quarter of 1999.

                                                                              Quarter Ended
                                                                      September 2000/September 1999
                                                       -------------------------------------------------------------
                                                       Increase(Decrease)   Due to Change In        Total Net
                                                         Average Volume       Average Rate      Increase(Decrease)
                                                       -------------------------------------------------------------
                                                                              (in thousands)
Interest Income:
          Taxable securities                                  $      (289)         $       557            $     268
          Tax-exempt securities (1)                                  (758)                (94)                (852)
                                                       -------------------------------------------------------------
             Total Securities (2)                                    (995)                 411                (584)
          Loans held for sale (3)                                      657                 104                  761
          Loans  (1) (4)                                             2,401               2,841                5,242
          Other earning assets                                        (82)                 113                   31
          Fees on loans held for sale (3)                                0                  49                   49
                                                       -------------------------------------------------------------
          Total Interest-Earning Assets                       $      1,608        $      3,891           $    5,499
                                                       =============================================================

Interest Expense:
          Interest-bearing demand and savings deposits        $       706        $      1,769           $    2,475
          Time deposits                                             1,285               2,811                4,096
                                                       -------------------------------------------------------------
            Total interest-bearing deposits                         1,436               5,135                6,571
          Short-term borrowings                                     (350)               1,098                  748
          Long-term borrowings                                        424                 519                  943
                                                       -------------------------------------------------------------
          Total Interest-Bearing Liabilities                  $      1,582        $      6,680           $    8,262
                                                       =============================================================

          Net Interest Margin / Net Interest Income (FTE)     $        26       $     (2,789)         $    (2,763)
                                                       =============================================================

The above table shows the changes in interest income (tax equivalent "FTE") and interest expense attributable to volume and rate variances. The change in interest income (tax equivalent) due to both volume and rate has been allocated to volume and rate in proportion to the absolute dollar amounts of the change in each.

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

The decrease in net interest income, when comparing the third quarter of 2000 with the third quarter of 1999, is almost exclusively attributable to changes in average interest rates. The past twelve months has been a period of rising short-term rates as the Federal Reserve raised rates four times for a total of 125 basis points. Quarter-to-quarter AMCORE experienced a corresponding increase of 75 basis points in the average rate paid on deposits and borrowings, resulting in higher funding costs. These costs were only partially offset by a 39 basis point increase in average yields on loans and securities, which over the same period, repriced at a slower pace than did the deposits and borrowings.

Changes in net interest income attributable to changes in average volume increased nominally in the third quarter of 2000, compared to the third quarter of 1999. Average loans grew by 4.4% quarter-to-quarter, while average investment securities declined by 4.3%. The net effect was a 2.1% increase in average earning assets. The resulting increase in interest income was almost totally offset by an increase in interest expense associated with a 3.7% increase in average interest-bearing deposits and borrowings that were needed to fund the growth in average earning assets.

The table below presents an analysis of the changes in net interest income for the first nine months of 2000 compared to the first nine months of 1999.

                                                                                Nine Months Ended
                                                                          September 2000/September 1999
                                                            --------------------------------------------------------
                                                                 Increase                            Total Net
                                                                (Decrease)      Due to Change In      Increase
                                                              Average Volume      Average Rate       (Decrease)
                                                            --------------------------------------------------------
                                                                                (in thousands)
Interest Income:
        Taxable securities                                        $    (1,286)         $    4,239        $    2,953
        Tax-exempt securities (1)                                      (2,311)              (185)           (2,496)
                                                            --------------------------------------------------------
           Total Securities (2)                                        (3,432)              3,889               457
        Loans held for sale (3)                                            132                483               615
        Loans  (1) (4)                                                  13,271              3,536            16,807
        Other earning assets                                             (157)                298               141
        Fees on loans held for sale (3)                                      0               (78)              (78)
                                                            --------------------------------------------------------
        Total Interest-Earning Assets                              $     8,302         $    9,640        $   17,942
                                                            ========================================================

Interest Expense:
        Interest-bearing demand and savings deposits               $     2,686         $    4,525        $    7,211
        Time deposits                                                    4,951              4,432             9,383
                                                            --------------------------------------------------------
          Total interest-bearing deposits                                5,499             11,095            16,594
        Short-term borrowings                                            (241)              2,296             2,055
        Long-term borrowings                                               662              1,370             2,032
                                                            --------------------------------------------------------
        Total Interest-Bearing Liabilities                         $     6,258        $    14,423        $   20,681
                                                            ========================================================

        Net Interest Margin / Net Interest Income (FTE)            $     2,044       $    (4,783)       $   (2,739)
                                                            ========================================================

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


The decrease in net interest income, when comparing the first nine months of 2000 with the first nine months of 1999, is primarily attributable to changes in average interest rates. The previously noted rising rate environment translated to a 53 basis point increase in the average rate paid on deposits and borrowings, resulting in higher funding costs, period-to-period. These costs were only partially offset by a 32 basis point increase in average yields on total interest-earning assets, which over the same period, repriced at a slower pace than did the deposits and borrowings.

Changes in net interest income attributable to changes in average volume increased in the first nine months of 2000, compared to the first nine months of 1999. Average loans grew by 8.1% period-to-period, while average investment securities decreased by 4.9%. The net effect was a 3.5% increase in average earning assets. This increase was partially offset by a 4.8% increase in average interest-bearing deposits and borrowings needed to fund the growth in average earning assets.

AMCORE has implemented, or is investigating, a variety of initiatives designed to lessen the stress on net interest margin by reducing high-cost wholesale funding, attracting lower-cost funding, improved pricing of loan and deposit products and decreasing certain lower-return holdings with long-term interest rate risk. These initiatives include: continuation of the investment portfolio run-off, noted above, implementation of a LIBOR-based fund transfer-pricing system to foster product-pricing discipline, reduced holdings in one-to-four family low-rate adjustable and other low spread mortgages to reduce long-term interest rate risk, internal incentive programs that promote growth of commercial demand deposits, remix of the balance sheet through possible Branch Sales and the securitization of a portion of AMCORE's indirect auto portfolio with proceeds used to further reduce wholesale funding.

Provision for Loan and Lease Losses

The provision for loan and lease losses is an amount added to the allowance for loan and lease losses to provide for the known and estimated amount of loans that ultimately will not be collected. When loans become uncollectible they are written off against the allowance for loan and lease losses. Management determines an appropriate provision for loan losses based upon historical loss experience, regular evaluation of collectibility by lending officers, credit administration and the corporate loan review staff, and the size and nature of and other known factors about the loan portfolios. Other factors include the current economic and industry environment, concentration characteristics of the loan portfolio and the composition and underlying collateral of impaired and potential problem loans.

The provision for loan and lease losses was $2.6 million during the third quarter of 2000, an increase of $27,000 or 1.0% from the same period in 1999.

Annualized net charge-offs to average loans were 0.46% in the third quarter of 2000 and 0.27% during the same period of 1999. The majority of the increase in net charge-offs was due to a $1.1 million charge of a grain elevator credit and a $419,000 charge of a loan to a furniture store. In both cases, the collectibility of the balances were largely dependent upon guarantees that were being challenged in legal proceedings.

The provision for loan and lease losses for the first nine months of 2000 was $7.4 million, an increase of $380,000 or 5.4% from the same period in 1999. The increase in the provision as well as an increase in the allowance for loan and lease losses is in response to the growth in total loans, a higher level of charge-offs and an increase in non-performing loans.

The allowance for loan and lease losses as a percent of total loans was 1.08% and 1.03% at September 30, 2000 and December 31, 1999, respectively.

Non-Interest Income

Total non-interest income was $16.0 million in the third quarter of 2000, an increase of $1.2 million or 8.3% from the same period in 1999.

Trust and asset management income was flat at $7.5 million for the third quarter of 2000 and 1999. A decline in employee benefits accounts resulted in decreased employee benefit fees of $175,000. In addition, the third quarter of 1999 included $421,000 of additional investment advisory fee income as the accrual methodology was refined to more accurately reflect the fees earned at any given period end. As of September 30, 2000, trust assets under management totaled $4.4 billion, including $1.4 billion in the Vintage Mutual Fund family. Total assets under administration, which include managed and custodial assets, totaled $5.2 billion.

Service charges on deposits increased $326,000 or 12.5% from the third quarter of 1999 to $2.9 million for the third quarter of 2000. An increase in average deposit balances of $123.5 million or 4.2% from third quarter 1999 to third quarter 2000, revised fee schedules and overdraft handling processes contributed to the increase in fee income.

Mortgage revenues were flat at $1.8 million for the third quarter of 2000 and 1999. Revenues from origination volume and refinancing activity declined $248,000 quarter-to-quarter, the result of increasing interest rates. This decline was completely offset by servicing rights that were recognized as the result of the securitization of $51.5 million in 1 - 4 family mortgage loans.

Other income increased to $3.7 million in the third quarter of 2000, a $524,000 or 16.5% increase from the $3.2 million in the same period a year ago. The improvement was primarily attributable to a $697,000 gain recorded on the sale of auto loans and a $688,000 increase in net surrender values on bank-owned life insurance. These were partially offset by a $267,000 decline in insurance commission income and a $750,000 non-recurring gain in the third quarter of 1999 associated with the merger and reorganization of an ATM service provider in which the Banking segment had an interest. Lower insurance commission income was attributable to rebate adjustments in the third quarter of 2000 and the sale of AMCORE's insurance agency business on August 27, 1999.

Net security gains totaled $39,000 in the third quarter of 2000 as compared to a loss of $341,000 in the third quarter of 1999. The level of security gains or losses is dependent on the size of the available for sale portfolio, interest rate levels, AMCORE's liquidity needs, and balance sheet risk objectives.

Operating Expenses

Operating expenses totaled $29.2 million for the third quarter of 2000, a decrease of $571,000 from the third quarter of 1999. The primary factor contributing to the reduction in operating expenses were cost savings, primarily compensation expense and employee benefits, resulting from AMCORE's new Customer Focused Organizational Structure that offset normal cost-of-living and merit increases. In addition, equipment expense, professional fees, loan processing and collection expenses, advertising and business development expenses and data processing expenses were all down from the third quarter of 1999. These reductions were partially offset by higher occupancy expenses and higher than expected employee health care costs.

The efficiency ratio was 59.31% in the third quarter of 2000, a 66 basis point increase from 58.65% in the third quarter of 1999. This reflects the negative impact of declining net interest income quarter-to-quarter.

Personnel costs, which include compensation expense and employee benefits, the largest component of operating expenses, were $16.7 million in the third quarter of 2000, an increase of $227,000 or 1.4% from the third quarter of 1999. Cost savings from AMCORE's new CFOS structure more than offset normal merit increases, cost-of-living adjustments and growth of the trust and asset management segment. However, increases in self-funded employee health benefit expenses plus some large dollar claims led to increased personnel costs quarter-to-quarter, overall. Higher employee health care costs are expected to continue into the fourth quarter.

Net occupancy expense increased to $2.0 million, an increase of $262,000 or 15.5% from the third quarter of 1999. The increase was due in part to the expansion of the Crystal Lake, IL, facility, rental expenses associated with our new Huntley, IL, branch and the expenses related to the centralization of loan operations.

Equipment expense decreased $311,000 or 13.5% from the third quarter of 1999 to total $2.2 million. The decrease is primarily attributable to lower software maintenance and Y2K expense, lower depreciation on equipment and software, and lower equipment maintenance and contract costs.

Data processing expense was $1.4 million in the third quarter of 2000, compared to $1.5 million in the third quarter of 1999, a decrease of $108,000 or 7.0%. The decrease was primarily attributable to processing efficiencies resulting from the company restructuring.

Professional fees decreased $244,000 or 21.0% from the third quarter of 1999 to the third quarter of 2000 mainly due to a number of non-recurring consulting expenses in the third quarter of 1999.

Advertising and business development expenses decreased $112,000 or 11.5% from the third quarter of 1999 to total $863,000. The decrease is mainly the result of timing of advertising and promotional campaign spending year-to-year, as well as a planned reduction in radio and television advertising due to the higher cost of advertising during the election season.

Other operating expenses decreased $316,000 or 7.5% when comparing the third quarter of 2000 with the third quarter of 1999. A $216,000 decrease in loan processing and collection expense associated with decreased origination volumes, refinancing activity and servicing right amortization was the primary reason for the decline. In addition, operating losses from tax advantaged investments in affordable income housing projects declined $148,000 from third quarter 1999.

Income Taxes

Income tax expense decreased $281,000 to $4.2 million for the third quarter of 2000, the result of lower income before taxes quarter-to-quarter. The effective tax rates were 28.1% and 28.6% for the third quarter of 2000 and 1999, respectively.

Balance Sheet Review

Total assets were $4.3 billion at September 30, 2000, a decrease of $45.9 million or 1.1% from December 31, 1999. Total earning assets decreased $8.5 million from December 31, 1999. Non-earning assets decreased $37.4 million over the same period. The decrease was primarily attributable to reductions in excess cash that had been held for potential Year 2000 related withdrawals and seasonal decreases in cash equivalents.

Included in loans and leases held for sale are $17.5 million in automobile loans expected to be sold at a gain during the fourth quarter. Additional loans originated during the fourth quarter may also be sold during the quarter.

Deposit growth was $61.2 million from December 31, 1999. The growth in deposits and the decrease in assets led to a reduction in total borrowed funds of $111.6 million over the same period.

Stockholders' equity remained relatively flat, at $293.9 million at September 30, 2000, compared to $293.7 million at December 31, 1999. Earnings in excess of dividends paid to shareholders and increased other comprehensive income associated with improving fair values of the investment portfolio was offset by the acquisition of treasury shares in connection with AMCORE's announced share repurchase programs.

ASSET QUALITY REVIEW

Allowance for Loan and Lease Losses

The allowance for loan and lease losses was $29.0 million at September 30, 2000, an increase of $636,000 from December 31, 1999. The allowance represented 1.08% of total loans and 118.8% of non-performing loans at September 30, 2000. The comparable ratios were 1.03% and 159.16% at December 31, 1999. Reserve coverage of non-performing loans of 118.8% percent at September 30, 2000, improved significantly from the 103.2 percent reported for June 30, 2000.

Net charge-offs were $3.2 million during the third quarter of 2000 versus $1.8 for the same quarter of 1999. The increase in net charge-offs was attributable to a $1.1 million charge of a grain elevator credit and a $419,000 charge of a loan to a furniture store, both of which had been provided for in the allowance for loan and lease losses in periods prior to the charge-off.

The $1.1 million charge-off of the grain elevator credit reduces the carrying value of this loan to zero as of September 30, 2000. Collection efforts continue via bankruptcy proceedings against the borrower and legal action against a third-party guarantor. However, the Circuit Court of Lee County of the State of Illinois recently held the third-party guarantee to be unenforceable. AMCORE is presently reviewing grounds for an appeal.

An analysis of the allowance for loan and lease losses for the periods ended September 30, 2000 and 1999 is presented below:

                                           For the Three Months    For the Nine Months
                                            Ended September 30,    Ended September 30,
                                              2000       1999       2000       1999
                                           -------------------------------------------
Balance at beginning of period ...........   $30,132    $27,636    $28,377    $26,403

Charge-Offs:
   Commercial, financial and agricultural      1,934        612      2,880      2,318
   Real estate ...........................       278        322      1,104        605
   Installment and consumer ..............     1,336      1,254      3,543      3,263
                                           -------------------------------------------
                                               3,548      2,188      7,527      6,186
Recoveries:
   Commercial, financial and agricultural         73         76        504        314
   Real estate ...........................        20          2         72         50
   Installment and consumer ..............       282        296        803        864
                                           -------------------------------------------
                                                 375        374      1,379      1,228
                                           -------------------------------------------

Net Charge-Offs ..........................     3,173      1,814      6,148      4,958

Provision charged to expense .............     2,640      2,613      7,370      6,990
Reductions due to sale of loans ..........       586        -          586        -
                                           -------------------------------------------

Balance at end of period .................   $29,013    $28,435    $29,013    $28,435
                                           ===========================================

Ratio of net-charge-offs during the period
to average loans outstanding during the
period (1) ...............................      0.46%      0.27%      0.30%      0.26%
                                           ===========================================

(1) On an annualized basis.

Non-Performing Assets

Non-performing assets increased $6.9 million from December 31, 1999 to $28.3 million at September 30, 2000. Total non-performing assets at September 30, 2000 decreased 14 percent or $4.8 million from $33.1 million at June 30, 2000. Non-performing assets as of September, 2000 and December 31, 1999 are presented below.

                                                  September 30,    December 31,
                                                      2000             1999
                                                  -----------------------------
Impaired loans:
    Non-accrual loans and leases
       Commercial ...............................   $ 7,920           $12,632
       Real estate ..............................    13,590             3,278

Other non-performing:
       Non-accrual loans (1) ....................     2,911             1,919
                                                    -------------------------
       Total non-performing loans ...............   $24,421           $17,829
                                                    =========================

Foreclosed assets
       Real estate ..............................     2,522             2,675
       Other ....................................     1,404               958
                                                    -------------------------
       Total foreclosed assets ..................   $ 3,926           $ 3,633
                                                    =========================
       Total non-performing assets ..............   $28,347           $21,462
                                                    =========================

Loans 90 days or more past due and still accruing   $11,907           $10,197

(1) These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

Capital Management

Total stockholders' equity was $293.9 million at September 30, 2000, an increase of $201,000 from December 31, 1999. The book value per share of AMCORE common stock was $11.05 and $10.79 at September 30, 2000 and 1999, respectively. AMCORE paid $.16 and $.14 per share dividends during the third quarter of 2000 and 1999, respectively.

On November 24, 1999, AMCORE announced a stock repurchase program for up to five percent of its common stock or 1.41 million shares. The repurchased shares will become treasury shares and will be used for general corporate purposes, including the issuance of shares in connection with AMCORE's stock option and other employee benefit plans. Through September 30, 2000, all authorized shares have been repurchased at an average price of $19.80. On August 8, 2000, AMCORE announced a stock repurchase program for up to five percent of its common stock or 1.35 million shares. Through September 30, 2000, 73,994 shares have been repurchased at an average price of $19.06.

The BANK is considered a "well capitalized" institution based on regulatory guidelines. AMCORE's leverage ratio of 7.82% at September 30, 2000 exceeds the regulatory guidelines of 5% for well-capitalized institutions. AMCORE's ratio of Tier I capital at 11.37% and total risk based capital of 12.35% significantly exceed the regulatory minimums (as set forth in the table below), as of September 30, 2000.

                                                     September 30, 2000            September 30, 1999
                                                     ------------------            ------------------
                                                     Amount            Ratio       Amount            Ratio
                                                     ------            -----       ---------         -----
                                                                       (Dollars in thousands)
Total Capital                                        $365,917           12.35%     $373,180          12.79%
Total Capital Minimum                                 237,124            8.00%      233,448           8.00%
                                                     --------          -------     --------         -------
Amount in Excess of Minimum                          $128,793            4.35%     $139,732           4.79%
                                                     ========          =======     ========         =======

Tier I Capital (to Risk Weighted Assets)             $336,904           11.37%     $344,746          11.81%
Tier I Capital Minimum                                118,562            4.00%      116,724           4.00%
                                                     --------          -------     --------         -------
Amount in Excess of Minimum                          $218,342            7.37%     $228,022           7.81%
                                                     ========          =======     ========         =======

Tier I Capital (to Average Assets)                    $336,904           7.82%     $344,746           8.24%
Tier I Capital Minimum                                 172,284           4.00%      167,370           4.00%
                                                     ---------         -------     --------         -------
Amount in Excess of Minimum                           $164,620           3.82%     $177,376           4.24%
                                                     =========         =======     ========         =======

Risk adjusted assets                                $2,964,051                   $2,918,104
                                                    ==========                   ==========

Average assets                                      $4,307,100                   $4,184,257
                                                    ==========                   ==========



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company's 1999 Annual Report on Form 10K. There have been no material changes in the assumptions used or result obtained regarding market risk.

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


ITEM 4.  Submission of Matters to a Vote of Security Holders
(a)-(d)  None


ITEM 6.  Exhibits and Reports on Form 10-Q

         (a) 3 Amended and Restated Articles of Incorporation of AMCORE Financial, Inc. dated May 1, 1990 (Incorporated by reference to
                 Exhibit 23 of AMCORE's Annual Report on Form 10-K for the year ended December 31, 1989).

            3.1  By-laws of AMCORE Financial, Inc. as amended May 17, 2000.

              4 Rights Agreement dated February 21, 1996, between AMCORE Financial, Inc. and Firstar Trust Company (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on February 28, 1996).

           10.1 Amendment dated October 2, 2000 to the Transitional Compensation Agreement dated May 1, 1999 between
                 AMCORE Financial, Inc. and Bruce W. Lammers.

             27  Financial Data Schedule

             99  Additional exhibits - Press release dated August 8, 2000
                                     - Press release dated October 11, 2000
                                     - Press release dated October 18, 2000

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AMCORE Financial, Inc.

                                       (Registrant)



Date: November 14, 2000




                                       /s/ John R. Hecht
                                       --------------------------------------
                                       John R. Hecht
                                       Executive Vice President and Chief
                                       Financial Officer
                                       (Duly authorized officer of the
                                       registrant and principal financial
                                       officer)