Form 10-K
period 2000-12-31
AMCORE FINANCIAL INC
filed 2001-03-16
CIK 714756

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the fiscal year ended December 31, 2000

                        Commission file number 0-13393

                               ----------------

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

                               ----------------

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

   As of March 1, 2001, 26,086,630 shares of common stock were outstanding and the aggregate market value of the shares based upon the average of the bid and asked price held by non-affiliates was approximately $470,473,000.

                               ----------------

                     Documents Incorporated by Reference:

   Portions of the 2001 Notice of Annual Meeting and Proxy Statement are incorporated by reference into Part III of the Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             AMCORE FINANCIAL, INC.

                          Form 10-K Table of Contents

                                                                          Page
                                                                         Number
                                                                         ------
 PART I
 Item 1   Business....................................................      3
 Item 2   Properties..................................................      8
 Item 3   Legal Proceedings...........................................      8
 Item 4   Submission of Matters to a Vote of Security Holders.........      9

 PART II
 Item 5   Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................      9
 Item 6   Selected Financial Data.....................................     10
 Item 7   Management's Discussion and Analysis of the Results of
          Operations and Financial Condition..........................     11
 Item 7A  Quantitative and Qualitative Disclosures About Market Risk..     27
 Item 8   Financial Statements and Supplementary Data.................     38
 Item 9   Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     76

 PART III
 Item 10  Directors and Executive Officers of the Registrant..........     76
 Item 11  Executive Compensation......................................     76
 Item 12  Security Ownership of Certain Beneficial Owners and
          Management..................................................     76
 Item 13  Certain Relationships and Related Transactions..............     76

 PART IV
 Item 14  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     76

 Signatures............................................................    79

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

Banking Segment

   AMCORE directly owns AMCORE Bank, N.A. (BANK), a nationally chartered bank. During 1999, AMCORE combined its nine bank and thrift charters into one bank charter to improve efficiency, enhance responsiveness to local markets, and increase shareholder value. AMCORE also directly owns AMCORE Consumer Finance Company, Inc. (FINANCE), a consumer finance company and indirectly owns Property Exchange Company, a qualified intermediary, which is a subsidiary of the BANK. The BANK conducts business at 39 locations throughout northern Illinois, excluding Cook County and the far northwestern counties. The primary service region includes the Illinois cities of Rockford, Elgin, Woodstock, McHenry, Carpentersville, Crystal Lake, Huntley, Sterling, Dixon, Princeton, Aledo, Rochelle, Ashton, South Beloit, Gridley, Mt. Morris, Mendota, Peru, Sheffield and Wyanet and the surrounding communities. The BANK conducts business at 25 locations throughout south central Wisconsin. The primary service region includes the Wisconsin cities of Madison, Monroe, Clinton, Argyle, Baraboo, Portage, Mt. Horeb, Montello and the surrounding communities.

   Through its banking locations, AMCORE provides various personal banking, commercial banking and related financial services. AMCORE also conducts banking business through ten supermarket branches, which gives the customer convenient access to bank services seven days a week.

   Personal Banking--Personal banking services to individuals include demand, savings and time deposit accounts. Loan services include installment loans, mortgage loans, overdraft protection, personal credit lines and credit card programs. AMCORE Vintage Funds, a proprietary family of mutual funds, are also marketed through each banking location. The Private Banking Group also markets Vintage Mutual Funds and meets other special needs of high net worth individuals. Automated teller machines located throughout AMCORE's market area make banking transactions available to customers when the bank facilities and hours are not convenient.

   Commercial Banking--A wide range of financial services are provided to commercial, small business and governmental organizations. These services include, among others, lending, deposits, letters of credit and cash management services. AMCORE is a Small Business Administration ("SBA") Preferred Lender in both Illinois and Wisconsin, and ranked number one in Illinois for the second consecutive year in the number of loans made.

   Other Financial Services--The BANK provides various services to consumers, commercial customers and correspondent banks. Services available include safe deposit box rental, securities safekeeping, foreign currency exchange, lock box and other services.

   The BANK also offers several electronic banking services to commercial and retail customers. AMCORE Online! provides retail customers with online capability to access deposit and loan account balances, transfer funds between accounts, make loan payments, and pay bills. AMCORE Online! For Business facilitates access to commercial customers' accounts via personal computers. It also permits the transfer of funds between accounts and the initiation of wire transfers and ACH activity to accounts at other financial institutions. The AMCORE TeleBank service provides retail and commercial customers the opportunity to use their telephone 24 hours a day to get balance and other information on their checking and savings accounts, certificates of deposit, personal installment loans, retail mortgage loans, and Vintage Funds; all from a completely automated system.

   In addition to the above mentioned services, a special section on the AMCORE web site has been devoted to small business owners. The site contains online business resources including a library of business articles and links to other internet business sites, as well as AMCORE GoBizGo which allows businesses to design their own business web site using the available features.

Trust and Asset Management Segment

   AMCORE Investment Group, N.A. (AIG) is a nationally chartered non-depository bank and owns AMCORE Investment Services, Inc. (AIS), Investors Management Group-Rockford (IMGR) previously known as AMCORE Capital Management, Inc., Investors Management Group-Des Moines (IMG), and AMCORE Capital Value, Inc. (ACV). AIG provides trust services, employee benefit plan and estate administration and various other services to corporations and individuals.

   AIS, a wholly-owned subsidiary of AIG, is incorporated under the laws of the State of Illinois and is a member of the National Association of Security Dealers (NASD). AIS is a full-service brokerage company that offers a full range of investment alternatives including annuities, mutual funds, stocks and bonds. AIS customers can get real time stock market quotes, investment account information, and place trades for market hours execution 24 hours a day, 7 days a week through AMCORETrade.com.

   IMGR is incorporated under the laws of the State of Illinois and is a wholly-owned subsidiary of AIG. IMGR is an asset management company whose primary customers include trust customers, retirement plans, foundations, endowments and other private investors. IMGR was merged into IMG on January 1, 2001.

   IMG is incorporated under the laws of the State of Iowa and is a wholly-owned subsidiary of AIG. IMG is an asset management company whose primary clients include AMCORE's Vintage Mutual Funds family, insurance companies, banks, retirement plans, foundations, endowments, public entities and individuals. IMG also provides the mutual fund administration for the AMCORE Vintage Mutual Funds.

   ACV became part of AIG through the March 31, 1999, acquisition of Wellmark Capital Value, Inc. of Des Moines, Iowa. ACV provides complete record-keeping and other administrative services to 401(k) and other tax-qualified retirement plans.

Mortgage Segment

   AMCORE Mortgage, Inc. (AMI), a wholly-owned subsidiary of the BANK, was incorporated under the laws of the State of Nevada in 1987. AMI is a full service mortgage banker providing a broad spectrum of mortgage products to their customers in addition to providing the BANK with a variety of mortgage lending products to meet its customer needs. The majority of fixed rate long-term loans originated by AMI are sold to the secondary market. AMI also originates adjustable rate and balloon loans for sale to the BANK and other investors. AMI continues to service most of the loans that are sold.

   See Note 17 of the Notes to Consolidated Financial Statements included under Item 8 of this document for further financial information on AMCORE's business segments.

Inactive

   AMCORE Financial Life Insurance Company (AFLIC), a wholly-owned subsidiary, is incorporated under the laws of the State of Arizona and is an inactive subsidiary of AMCORE.

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

   On September 29, 1994, Congress passed laws allowing interstate banking and interstate branching. A year later, nationwide interstate banking became effective allowing institutions to make acquisitions in any state. Beginning July 1, 1997, interstate branching became effective, and banks can merge with affiliate banks or establish de novo branches in any state. Individual states, however, have the right to opt out of interstate branching. Illinois and Wisconsin have not opted out.

Employment

   AMCORE had 1,333 full-time equivalent employees as of March 1, 2001. AMCORE provides a variety of benefit plans to its employees including health, dental, group term life and disability insurance, childcare reimbursement, flexible spending accounts, retirement, profit sharing, 401(k), stock option, stock purchase and dividend reinvestment plans. AMCORE believes that its relationship with its employees is good.

Supervision and Regulation

   AMCORE is subject to regulations under the Bank Holding Company Act of 1956, as amended (the Act), and is registered with the Federal Reserve Board
(FRB) under the Act. AMCORE is required by the Act to file quarterly and annual reports of its operations and such additional information as the FRB may require and is subject, along with its subsidiaries, to examination by the FRB.

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

   There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation (FDIC) insurance fund in the event the depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default.

   The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized,"
"undercapitalized," " significantly undercapitalized" or "critically undercapitalized" as such terms are defined under regulations issued by each of the federal banking agencies.

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

   On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act (GLB Act), which among other things, established a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. We do not believe that the GLB Act will have a material effect upon our operations in the near term. However, to the extent the GLB Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

   The foregoing references to applicable statutes and regulations are brief summaries thereof and do not purport to be complete and are qualified in their entirety by reference to such statutes and regulations.

   AMCORE is supervised and examined by the FRB. The BANK, AMI and AIG are supervised and regularly examined by the Office of the Comptroller of the Currency (OCC) and are subject to examination by the FRB. In addition, the BANK is subject to periodic examination by the FDIC.

   FINANCE is regulated by the Illinois Department of Financial Institutions. AFLIC is supervised and examined by the Department of Insurance of the State of Arizona. AIS, IMGR and IMG are supervised and examined by the NASD and are regulated by the Securities and Exchange Commission (SEC).

Subsidiary Dividends and Capital

   Legal limitations exist as to the extent to which the BANK can lend or pay dividends to AMCORE. The payment of dividends by a national bank without prior regulatory approval is limited to the current year's net income plus the adjusted retained net income for the two preceding years. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the FRB and regulations issued by the FDIC and the OCC (collectively "Agencies"). As of December 31, 2000, approximately $21.8 million was available for payment to AMCORE in the form of dividends without prior regulatory approval. The BANK is also limited as to the amount it may lend to AMCORE. At December 31, 2000, the maximum amount available to AMCORE in the form of loans approximated $1.8 million. There were no loans outstanding at year end.

   In 1990, the FRB established risk-based capital guidelines for bank holding companies. These capital rules require minimum capital levels as a percent of risk-weighted assets. Banking organizations must have minimum capital ratios of 4% and 8% for Tier 1 capital and total capital, respectively. The FRB also established leverage capital requirements intended primarily to establish minimum capital requirements for those banking organizations that have historically invested a significant portion of their funds in low risk assets. Federally supervised banks are required to maintain a minimum leverage ratio of not less than 4%. Refer to the Capital Management section of Item 7 for a summary of AMCORE's capital ratios as of December 31, 2000 and 1999.

Governmental Monetary Policies and Economic Conditions

   The earnings of all subsidiaries are affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the FRB influences general economic conditions and interest rates through various monetary policies and tools. It does so primarily through open-market operations in U.S. Government securities, varying the discount rate on member and non-member bank borrowings, and setting reserve requirements against bank deposits. FRB monetary policies have had a significant effect on the operating results of banks in the past and are expected to do so in the future. The general effect of such policies upon the future business and earnings of each of the subsidiary companies cannot accurately be predicted.

   Interest rate sensitivity has a major impact on the earnings of banks. As market rates change, yields earned on assets may not necessarily move to the same degree as rates paid on liabilities. For this reason, AMCORE attempts to minimize earnings volatility related to fluctuations in interest rates through the use of a formal asset/liability management program and certain off-balance sheet derivative activities. See Item 7A and Note 10 of the Notes to Consolidated Financial Statements included under Item 8 for additional discussion of interest rate sensitivity and related derivative activities.

Executive Officers of the Registrant

   The following table contains certain information about the executive officers of AMCORE. There are no family relationships between any director or executive officer of AMCORE.

 Name                Age     Principal Occupation Within the Last Five Years
 ----                ---     -----------------------------------------------
 Robert J. Meuleman   61 Chairman of the Board and Chief Executive Officer of
                         AMCORE since May 2000. President and Chief Executive
                         Officer from January 1996 to May 2000.

 Kenneth E. Edge      55 President, Chief Operating Officer, and Director of
                         AMCORE since May 2000. Executive Vice President and
                         Chief Operating Officer from April 1997 to May 2000.
                         Chairman of the Board and Chief Executive Officer of
                         the BANK since October 1999. Previously Group Vice
                         President, Banking Subsidiaries until April 1997.

 John R. Hecht        42 Executive Vice President and Chief Financial Officer
                         of AMCORE since December 1997. Previously Senior Vice
                         President and Chief Financial Officer until December
                         1997.

 James S. Waddell     55 Executive Vice President, Chief Administrative Officer
                         and Corporate Secretary of AMCORE.

 Patricia M. Bonavia  50 President of AMCORE Investment Services, Inc. since
                         February 1998. Executive Vice President and Chief
                         Operating Officer for AMCORE Investment Group, N.A.
                         since March 2000. Director of Investors Management
                         Group, Ltd., since February 1998. Vice President and
                         Product Manager of AMCORE Investors Management Group,
                         Ltd. until February 1998.

 Name                   Age   Principal Occupation Within the Last Five Years
 ----                   ---   -----------------------------------------------
 James M. Hansberry      38 Senior Vice President and Manager, Private Banking
                            Group of the BANK since February 2001. Senior Vice
                            President and Retail Product Manager from March
                            2000 to February 2001. Vice President and Retail
                            Product Manager from July 1999 to March 2000. Vice
                            President and Project Manager from February 1999 to
                            December 1999. Vice President of Affiliate Banking
                            from November 1997 to February 1999. Vice President
                            and Branch Administrator until November 1997.

 William T. Hippensteel  44 Senior Vice President and Marketing Director of the
                            BANK.

 Lewis R. Jones          56 Senior Vice President and Bank Investment and
                            Portfolio Manager of the BANK since May 1997.
                            Previously Vice President and Manager of Bank
                            Investments until May 1997.

 Bruce W. Lammers        44 Executive Vice President and Commercial Product
                            Manager of the BANK since March, 1999. Executive
                            Vice President--Commercial Services Division from
                            October 1997 to March 1999. Senior Vice President--
                            Commercial Lending at Firstar Corporation until
                            October 1997.

 Joseph B. McGougan      40 President and Chief Executive Officer of AMCORE
                            Mortgage, Inc.

 David W. Miles          43 President and Chief Executive Officer of AMCORE
                            Investment Group, N.A. and Executive Vice President
                            of AMCORE since March 2000. Director of Vintage
                            Mutual Funds, Inc. since May 1999. Chief Operating
                            Officer of Investors Management Group, Ltd. from
                            February 1998 to March 2000. President of Investors
                            Management Group, Inc. until February 1998.

 Gregory Sprawka         50 Senior Vice President and Director of Operations
                            and Technology of the BANK since April 1999.
                            Previously Vice President and Controller of AMCORE
                            and AMCORE Bank N.A., Rockford from December 1996
                            to April 1999. Executive Vice President and Chief
                            Financial Officer of Victoria BankShares, Inc.
                            until September 1996.

 James F. Warsaw         50 President of the BANK since October 1999. President
                            and Chief Executive Officer of AMCORE Bank N.A.,
                            Rockford from January 1997 to October 1999 and
                            Executive Vice President and Chief Operating
                            Officer until December 1996.

ITEM 2. PROPERTIES

   On December 31, 2000, AMCORE had 73 locations, of which 51 were owned and 22 were leased. The Banking segment had 70 locations, of which 51 were owned and 19 were leased. The Trust and Asset Management segment had two leased facilities and the Mortgage segment had one leased facility. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See Item 1 and Note 6 of the Notes to Consolidated Financial Statements included under Item 8 of this document for further information on properties.

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

   On August 26, 1999, Willie Parker and five other plaintiffs filed a civil action in the Circuit Court of Humphreys County, Mississippi against AMCORE Consumer Finance Company, Inc., a subsidiary of AMCORE, and other defendants containing twelve separate counts related to the sale and financing of residential satellite dish systems. Though the actual purchase price for each of these systems involves a principal amount of less than $3,000, the complaint prays for economic loss and compensatory damages in the amount of $5 million for each plaintiff and punitive damages in the amount of $100 million for each plaintiff. AMCORE has denied the plaintiffs' allegations and has removed the case to the United States District Court for the Northern District of Mississippi. The proceedings are currently stayed pending resolution of the plaintiffs' motion to remand the case to the state court. Although the ultimate disposition of the case cannot be predicted with certainty, based on information currently available, AMCORE believes that the plaintiffs' damage claims are disproportionate and that the final outcome of the case will not have a materially adverse effect on AMCORE's consolidated financial condition, though it could have a materially adverse affect on AMCORE's consolidated results of operations in a given year. AMCORE has not recorded an accrual for payment of the damages in this case because, in management's opinion, an unfavorable outcome in this litigation is not probable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
       MATTERS

   See Items 6 and 8 of this document for information on stock price ranges and dividends. The principal market for the quotations of stock prices is the NASDAQ National Market System. There are approximately 8,500 holders of record of AMCORE's common stock as of March 1, 2001.

ITEM 6. SELECTED FINANCIAL DATA

                Five Year Comparison of Selected Financial Data

                             2000        1999        1998        1997        1996
                          ----------  ----------  ----------  ----------  ----------
                                  (in thousands, except per share data)
FOR THE YEAR:
Interest income.........  $  320,874  $  300,322  $  290,861  $  259,959  $  233,679
Interest expense........     195,821     168,883     168,127     148,960     128,902
                          ----------  ----------  ----------  ----------  ----------
Net interest income.....     125,053     131,439     122,734     110,999     104,777
Provision for loan and
 lease losses...........       9,710      10,550       7,993       7,045       5,428
Non-interest income.....      62,062      59,157      57,859      48,317      43,352
Operating expense.......     117,966     124,791     118,705     114,689      98,664
                          ----------  ----------  ----------  ----------  ----------
Income before income
 taxes..................      59,439      55,255      53,895      37,582      44,037
Income taxes............      16,356      15,106      14,314       8,918      12,161
                          ----------  ----------  ----------  ----------  ----------
Net income..............  $   43,083  $   40,149  $   39,581  $   28,664  $   31,876
                          ==========  ==========  ==========  ==========  ==========
Return on average assets
 (1)(2)(3)(4)...........        1.00%       0.95%       0.99%       0.81%       1.00%
Return on average equity
 (1)(2)(3)(4)...........       14.92       12.96       12.64       10.66       13.14
Net interest margin.....        3.29        3.55        3.53        3.61        3.81
                          ----------  ----------  ----------  ----------  ----------
AVERAGE BALANCE SHEET:
Total assets............  $4,314,593  $4,216,662  $3,983,600  $3,520,229  $3,181,646
Loans and leases, net of
 unearned income........   2,736,482   2,593,770   2,218,972   1,867,355   1,711,850
Earning assets..........   4,035,705   3,969,851   3,768,197   3,325,778   2,967,054
Deposits................   3,079,212   2,953,023   2,730,173   2,399,423   2,274,191
Long-term borrowings....     316,680     300,490     278,603     132,533     159,504
Stockholders' equity....     288,820     309,723     313,056     268,996     242,657
                          ----------  ----------  ----------  ----------  ----------
ENDING BALANCE SHEET:
Total assets............  $4,244,106  $4,347,621  $4,147,833  $3,667,690  $3,331,995
Loans and leases, net of
 unearned income........   2,627,157   2,746,613   2,451,518   1,962,674   1,807,121
Earning assets..........   3,946,631   4,008,000   3,864,852   3,452,398   3,114,450
Deposits................   3,143,561   3,016,408   2,947,724   2,527,043   2,351,490
Long-term borrowings....     265,830     285,270     330,361     159,125     131,612
Stockholders' equity....     308,497     293,728     316,083     287,476     257,420
                          ----------  ----------  ----------  ----------  ----------
FINANCIAL CONDITION
 ANALYSIS:
Allowance for loan
 losses to year-end
 loans..................        1.11%       1.03%       1.08%       1.01%       1.07%
Allowance to non-
 performing loans.......      132.12      159.16      145.24      100.20      156.84
Net charge-offs to
 average loans..........        0.29        0.33        0.16        0.34        0.19
Non-performing loans to
 net loans..............        0.84        0.65        0.74        1.01        0.68
Average long-term
 borrowings to average
 equity.................      109.65       97.02       88.99       49.27       65.73
Average equity to
 average assets.........        6.69        7.35        7.86        7.64        7.63
                          ----------  ----------  ----------  ----------  ----------
STOCKHOLDERS' DATA:
Basic earnings per
 share..................  $     1.60  $     1.42  $     1.39  $     1.07  $     1.20
Diluted earnings per
 share..................        1.58        1.40        1.36        1.05        1.18
Book value per share....       11.87       10.51       10.96       10.68        9.64
Dividends per share.....        0.64        0.56        0.54        0.45        0.38
Dividend payout ratio...       40.00%      39.44%      38.85%      42.06%      31.67%
Average common shares
 outstanding............      26,930      28,304      28,515      26,862      26,649
Average diluted shares
 outstanding............      27,237      28,730      29,098      27,405      26,970
                          ==========  ==========  ==========  ==========  ==========

--------
(1) The 2000 ratios excluding the impact of the $258,000, or $.01 per share, reversals of after-tax restructuring charges: return on average assets 0.99%; return on average equity 14.83%

(2) The 1999 ratios excluding the impact of the $3.3 million, or $.11 per share, after-tax restructuring charges: return on average assets 1.03%; return on average equity 14.02%

(3) The 1998 ratios excluding the impact of the $3.3 million, or $.11 per share, after-tax merger related charges: return on average assets 1.08%; return on average equity 13.70%

(4) The 1997 ratios excluding the impact of the $6.4 million, or $.23 per share, after-tax merger related and information systems charges: return on average assets 1.00%; return on average equity 13.05%

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   The following discussion highlights the significant factors affecting the results of operations and financial condition of AMCORE for the three years ended December 31, 2000. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

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

   Contemplated, projected, forecasted or estimated results in such forward-looking statements involve certain inherent risks and uncertainties. A number of factors--many of which are beyond the ability of the company to control or predict--could cause actual results to differ materially from those in its forward-looking statements. These factors include, among others, the following possibilities: (I) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new and existing competitors; (II) adverse state and federal legislation and regulation; (III) failure to obtain new customers and retain existing customers; (IV) inability to carry out marketing and/or expansion plans; (V) loss of key executives or personnel; (VI) changes in interest rates including the effect of prepayment; (VII) general economic and business conditions which are less favorable than expected; (VIII) equity and fixed income market fluctuations; (IX) unanticipated changes in industry trends; (X) unanticipated changes in credit quality and risk factors; (XI) success in gaining regulatory approvals when required; (XII) changes in Federal Reserve Board monetary policies; (XIII) unexpected outcomes on existing or new litigation in which AMCORE, its subsidiaries, officers, directors or employees are named defendants; (XIV) technological changes; (XV) changes in accounting principles generally accepted in the United States of America; and (XVI) inability of third-party vendors to perform critical services to the company or its customers.

                            OVERVIEW OF OPERATIONS

   AMCORE (or the "Company") reported net income of $43.1 million for the year ended December 31, 2000. This compares to $40.1 million and $39.6 million reported for the years ended 1999 and 1998, respectively. Net income from operations, which excludes $258,000 in net after-tax reversals of excess restructuring-related charges (the "Restructuring Reversal") in 2000, $3.3 million of after-tax restructuring-related charges (the "Restructuring Charge") in 1999 and $3.3 million of after-tax merger-related charges (the "Merger Charge") in 1998, was $ 42.8 million, $43.4 million and $42.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. This represents a decrease of $585,000 or 1.3% in net income from operations, when comparing 2000 and 1999, and an increase of $522,000 or 1.2% when comparing 1999 and 1998. The primary factor leading to the decline in operating earnings performance when comparing 2000 and 1999 was an increase in interest expense adversely impacted by rising interest rates and an inverted yield curve that was characteristic of most of 2000. This more than offset increases in interest and non-interest income and a decrease in operating expenses year-to-year.

   Diluted earnings per share for 2000 were $1.58 compared to $1.40 in 1999 and $1.36 in 1998. Excluding the above mentioned reversal and charges of $0.01 per share in 2000, $0.11 per share in 1999 and $0.11 per share in 1998, diluted earnings per share from operations were $1.57, $1.51 and $1.47 in 2000, 1999 and 1998, respectively. This represents an increase of $0.06 per share or 4.0%, when comparing 2000 and 1999, and $0.04 per share or 2.7% in diluted earnings per share from operations, when comparing 1999 and 1998. The 4.0% increase in earnings from operations on a diluted per share basis contrasts with a 1.3% decrease on a dollar basis, reflecting a 1.5 million decrease in average diluted shares outstanding attributable to AMCORE's previously announced stock repurchase programs.

   AMCORE's return on average equity for 2000 was 14.92% versus 12.96% in 1999 and 12.64% in 1998. AMCORE's return on average assets for 2000 was 1.00% compared to 0.95% in 1999 and 0.99% in 1998. If the above mentioned charges are excluded, the return on average equity and return on average assets would be 14.83% and 0.99% in 2000, 14.02% and 1.03% in 1999, and 13.70% and 1.08% in
1998.

   Both AMCORE and the BANK continue to exceed the minimum capital requirements established by regulators for banks and bank holding companies. In addition, the BANK continues to be "well capitalized" as defined by regulatory guidelines. See Note 18 of the Notes to Consolidated Financial Statements.

   On August 8, 2000, AMCORE announced a stock repurchase program for up to five percent of its common stock or 1.35 million shares. The repurchased shares will become treasury shares and will be used for general corporate purposes, including the issuance of shares in connection with AMCORE's stock option plan and other employee benefit plans. Through March 1, 2001, 734,644 shares have been repurchased at an average price of $19.49.

   On October 11, 2000, AMCORE announced that it was considering the sale of ten Illinois branches (the "Branch Sales") as part of its strategic objective to invest in and reallocate capital to high growth Midwestern markets. The branches included Aledo, Gridley, Mendota, Freeport, Mount Morris, Oregon, Ashton, Rochelle, Wyanet and Sheffield. As of December 31, 2000, no firm commitments had been made with respect to the sale of any of the branches. On January 25, 2001, the Company announced that it had reached a definitive agreement for the sale of its Ashton and Rochelle branch locations to First National Bank of Rochelle. On February 15, 2001, AMCORE announced that it had reached a definitive agreement for the sale of its Mt. Morris branch to UNION Savings BANK, Freeport, Illinois. On March 5, 2001, AMCORE announced that it had reached a definitive agreement for the sale of its Aledo branch to THE National Bank, Bettendorf, Iowa. On March 8, 2001, AMCORE announced that it had reached a definitive agreement for the sale of its Sheffield and Wyanet locations to Peoples National Bank of Kewanee. See Note 2 of the Notes to Consolidated Financial Statements. AMCORE continues to pursue the sale of the Gridley branch and will only consider a sale if AMCORE believes that full financial value will be realized. However, AMCORE has concluded that Mendota, Oregon and Freeport no longer fit in its contemplated divestiture program and are no longer being considered for sale. Combined the seven branches represent approximately $74.6 million in loans and other assets and $191.7 million in deposits. AMCORE expects the Branch Sales will result in gains individually and in total.

   On October 18, 2000, AMCORE announced the introduction of a new technology fund. The Vintage Technology Fund is the eleventh fund in AMCORE's proprietary Vintage Mutual Funds family. The Vintage Technology Fund will consist of an actively managed investment portfolio of approximately 40 to 60 technology sector stocks.

Year 2000

   AMCORE did not experience any significant disruptions to its existing or continuing financial and operating activities caused by a failure of its application software programs, operating systems or other systems to accommodate the date value for the year 2000 (Year 2000). The Company has no information that would indicate that any material borrower has experienced significant Year 2000 issues that would materially impact their ability to service their loan or otherwise fulfill their borrowing agreement's terms and/or covenants. In addition, AMCORE is not aware of any situation indicating that a significant vendor or service provider may be unable to sell goods or provide services to the company as the result of a Year 2000 issue.

1999 Restructuring Charge

   In 1999, AMCORE announced a new "Customer Focused Organizational Structure"
(CFOS) designed to improve efficiency, enhance responsiveness to local markets and increase shareholder value. During the second half of 1999 and throughout 2000, AMCORE merged its nine banks into one charter (AMCORE Bank, N.A. or the "BANK"), centralized retail and commercial loan operations, streamlined personal trust administration, centralized corporate support functions and converted data processing records into one bank. As of December 31, 2000, the CFOS restructuring was complete in all material respects.

   During 1999, AMCORE recorded a $3.3 million net after-tax Restructuring Charge related to the CFOS. The major components of the Restructuring Charge included employee severance and benefits, systems and integration costs, legal and professional fees and other related expenses. As of December 31, 1999, $1.1 million of the Restructuring Charge remained unpaid. During 2000, the Company recorded a $258,000 net after-tax Restructuring Reversal, reflecting lower than expected costs to complete the restructuring. As of the end of 2000, the entire Restructuring Charge had been paid or reversed.

   Total staff reductions of 187 employees were planned. Through December 31, 2000, 96 employees had been terminated and paid severance benefits. An additional 91 employees had transferred to other open positions due to attrition or had voluntarily left the Company prior to the time severance benefits became payable. As of December 31, 2000, there were no further staff reductions planned.

   See Note 16 to the Notes to Consolidated Financial Statements for a tabular presentation of the Restructuring Charge by major component.

               EARNINGS REVIEW OF CONSOLIDATED INCOME STATEMENT

   The following highlights a comparative discussion of the major components of net income and their impact for the last two years.

Net Interest Income

   Net interest income is the difference between income earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. The interest income on certain loans and investment securities is not subject to Federal income tax. For analytical purposes, at December 31, 2000, 1999 and 1998, the interest income and rates on these types of assets are adjusted to a "fully taxable equivalent" basis. The fully taxable equivalent adjustment was calculated using AMCORE's statutory Federal income tax rate of 35%. Adjusted interest income is as follows (in thousands):

                                                      Years Ended December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
Interest Income Book Basis.......................... $320,874 $300,322 $290,861
Taxable Equivalent Adjustment.......................    8,956    9,887   10,010
                                                     -------- -------- --------
Interest Income Taxable
Equivalent Basis....................................  329,830  310,209  300,871
Interest Expense....................................  195,821  168,883  168,127
                                                     -------- -------- --------
Net Interest Income Taxable
Equivalent Basis.................................... $134,009 $141,326 $132,744
                                                     ======== ======== ========

   Net interest income on a fully taxable equivalent basis declined $7.3 million or 5.2% in 2000 compared to an increase of $8.6 million or 6.5% in 1999. The decline in net interest income during 2000 was primarily the result of a lower net interest spread as interest-bearing liabilities, driven by rising short-term interest rates and a flat to inverted yield curve, repriced more rapidly than interest-earning assets. In 1999, the improvement resulted mainly from an increase in average earning assets and an increase in net interest spread.

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

   As Table 1 indicates, the interest rate spread declined 28 basis points to 2.66% in 2000 from 2.94% in 1999 which was an improvement of 5 basis points from the 1998 level of 2.89%. The interest rate margin was 3.29% in 2000, a decline of 26 basis points from 3.55% in 1999. The 1999 level was an increase of 2 basis points from 3.53% in 1998.

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

Changes Due to Volume

   In 2000, net interest income increased due to average volume by $1.2 million. The increase relates to a $142.7 million or 5.5% growth in average loans and a $10.2 million or 1.1% decrease in average borrowed funds, that were partially offset by a $57.9 million or 4.3% decrease in average investment securities and a $128.7 million or 5.0% growth in average interest-bearing deposits. In 1999, net interest income increased due to the change in average volume by $8.4 million. The increase was attributable to a $374.8 million or 16.9% growth in average loans that was partially offset by a $142.4 million or 9.5% decrease in average investment securities, a $177.4 million or 7.3% growth in average interest-bearing deposits and a $12.2 million or 1.4% increase in average borrowed funds.

   During 2000, the BANK sold $100.0 million in auto loans (the "Auto Loan Sales") and securitized $51.5 million of 1-4 family mortgage loans (the "Mortgage Securitization"). Excluding the impact of these two items, average loans in 2000 would have increased $180.9 million or 7.0% and average investment securities would have declined $72.2 million or 5.3%. In addition to the Auto Loan Sales and the Mortgage Securitization, average loan growth in 2000 was negatively affected by increasing interest rates, a slowing economy and low rate financing incentives offered by car manufacturers. The Company also adopted a loan-pricing model that defines acceptable spreads and profitability for commercial lending. In late 1999, the Company changed its retail loan pricing to increase loan rates based on creditworthiness. These two actions also served to reduce loan volumes versus the prior year. These factors combined to result in the lower average loan growth in 2000, compared to 1999 when strong regional economies and sales management incentives led to solid double-digit average loan growth. Recent actions by the Federal Reserve that have led to decreases in short-term interest rates are expected to have a favorable impact on economic activity and future loan growth. The decline in investment securities, for both 2000 and 1999, related to the planned reduction of the investment portfolio as a means of providing liquidity, reducing reliance on borrowed funds and reducing interest rate risk.

Changes Due to Rate

   The yield on earning assets increased 31 basis points in 2000. The yield on average loans improved by 25 basis points and was primarily attributable to residential and commercial real estate loans and commercial loans. Rising interest rates during the last half of 1999 and the first half of 2000 impacted pricing on new loan volume and loans that refinanced during the year, increasing average yields for the year. The yield on average securities increased by 30 basis points, also the beneficiary of increasing interest rates.

   The rate paid on interest bearing liabilities increased 59 basis points in 2000, which included increased rates on interest-bearing deposits, short-term debt and long-term debt of 62 basis points, 53 basis points and 56 basis points, respectively. Increased rates on interest-bearing deposits were most pronounced on the Company's indexed money market accounts (AMDEX), as well as regular and brokered certificates of deposits (CD's). AMDEX accounts, which price off the three-month Treasury Bill discount rate, were adversely affected by higher short-term rates due to the inversion of the Treasury yield curve. CD accounts were adversely affected by maturities and increasing volumes during a period of increasing interest rates. Rates paid on short-term debt were driven by AMCORE's reverse repurchase agreements, which remained relatively stable as a funding source, but reflected a 95 basis point increase in rates in 2000. This increase essentially mirrored the increase in the fed funds rate during 2000. The increase in rates paid on long-term debt was primarily attributable to Federal Home Loan Bank (FHLB) advances, a significant portion of which were called and had to be replaced at higher rates during 2000 and the fourth quarter of 1999. Recent actions by the Federal Reserve which have led to reductions in short-term rates are expected to reduce pressure on funding costs in 2001, particularly with respect to the AMDEX accounts which reprice monthly and short-term borrowings which reprice quarterly.

   The yield on earning assets declined 19 basis points in 1999. The yield on average loans declined 33 basis points and was primarily attributable to residential and commercial real estate loans and installment loans. This occurred as the impact of refinancings and increasing volumes in 1998 and the first half of 1999, in a decreasing interest rate environment, more than offset the impact of continued volume increases in the second half of 1999 when interest rates were increasing. The yield on average securities declined 19 basis points. Reductions in the investment portfolio in 1999, largely maturities of older securities with higher rates, caused the average yield of the remaining portfolio to decline.

   The rate paid on interest bearing liabilities declined 24 basis points in 1999. The decline was primarily driven by a 30 basis point reduction in rates paid on interest bearing deposits. The reduction was generally across all deposit accounts, but was led by decreased rates on regular CD's, brokered CD's and savings/club deposits. New deposits and repricings of these accounts in 1998 and the first half of 1999, when interest rates were declining, more than offset the impact of repricings and new deposits in the second half of 1999 when interest rates were increasing. The rate on short-term borrowings increased 5 basis points as increased interest rates had more of an impact. The rate on long-term debt decreased 22 basis points, influenced by FHLB renewals at favorable rates during 1998.

Provision for Loan and Lease Losses

   The provision for loan and lease losses is an amount added to the allowance for loan and lease losses to provide for the known and estimated amount of loans that will not be collected. Loan and lease losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management determines an appropriate provision for loan losses based upon historical loss experience, regular evaluation of collectibility by lending officers, credit administration and the corporate loan review staff, and the size and nature of and other known factors about the loan portfolios. Other factors include the current economic and industry environment, concentration characteristics of the loan portfolio, adverse situations that may affect the borrower's ability to repay and the estimated value of any underlying collateral of impaired and potential problem loans.

   The provision for loan and lease losses was $9.7 million for 2000, a decrease of $840,000 or 8.0% from the $10.6 million in 1999. The 2000 decrease in provision is due to lower charge-offs and loan growth compared to 1999. During 1999, the provision increased $2.6 million or 32.0% from the $8.0 million in 1998. The increase in the 1999 provision was due to a 12% growth in loans and a $3.2 million partial charge-off of a single agricultural credit.

   AMCORE recorded net charge-offs of $7.9 million, $8.6 million and $3.6 million in 2000, 1999 and 1998, respectively. Future growth in the loan portfolio, weakening economic conditions or specific credit deterioration could result in increases in the provision for loan and lease losses. Net charge-offs represented 29 basis points of average loans in 2000 versus 33 basis points in 1999 and 16 basis points in 1998. The decrease in net charge-offs in 2000 is principally the result of partial charge-off of the agricultural credit that was responsible for 4 basis points of the charge-offs for 2000 compared to 12 basis points for 1999. Excluding the agricultural credit, net charge-offs would have been relatively stable at 25 basis points in 2000, 21 basis points in 1999 and 16 basis points in 1998.

   The allowance for loan and lease losses as a percent of total loans was 1.11%, 1.03%, and 1.08% at December 31, 2000, 1999, and 1998, respectively.
The ratio of the allowance for loan and lease losses to non-performing loans was 132.1% at year-end 2000, 159.2% at year-end 1999, and 145.2% at year-end 1998. The increase in the allowance for loan and lease losses is due in part to the higher level of non-performing loans experienced in 2000.

Non-Interest Income

   Total non-interest income is comprised primarily of fee based revenues from mortgage, trust, brokerage, asset management and insurance services. Fees from bank-related services, mainly on deposits and electronic banking, along with net security gains or losses and gains from loan sales are also included in this category. Non-interest income totaled $62.1 million in 2000, an increase of $2.9 million or 4.9% from the $59.2 million in 1999. Growth in trust and asset management revenues, increased service charges on deposits, higher security gains, gains from the Auto Loan Sales and increases in cash surrender values of bank-owned life insurance (BOLI) more than offset declines in mortgage revenues and insurance commissions. Non-interest income in 1999 also increased 2.2% or $1.3 million from $57.9 million in 1998.

   Trust and asset management income, the largest source of fee based revenues, totaled $30.1 million in 2000, an increase of $1.2 million or 4.2% from $28.9 million in 1999. The growth in 1999 was $5.2 million or 21.7% from $23.7 million in 1998. In 1999, the methodology for accruing trust and asset management fees was refined to more accurately reflect the fees earned at any given period end. The refinement resulted in an adjustment to fee income in 1999 of $881,000. Excluding this adjustment, revenue growth for 2000 and 1999 was 7.5% and 18.0%, respectively. Investment performance for 2000 was consistent with comparable competitive benchmarks. A challenging investment environment and volatile market conditions experienced throughout 2000 resulted in revenue growth that was less favorable when compared to recent years. On average, total assets under administration and assets under management were up for the year. Nevertheless, some account attrition during the third and fourth quarters of the year, plus the investment environment and market conditions previously mentioned, kept 2000 end-of-year balances relatively flat at $5.0 billion and $4.4 billion, respectively, compared to $5.1 billion and $4.4 billion at the end of 1999. These factors combined to prevent 2000 revenue growth from matching the robust growth experienced in 1999. The growth in 1999 was due to a full year impact of the IMG acquisition, strong sales efforts and favorable investment performance. Trust and asset management revenues are dependent on market performance, plan terminations, corporate profit sharing contributions, and other economic factors.

   Service charges on deposits totaled $11.5 million in 2000, an increase of $1.3 million or 12.8% from the $10.2 million in 1999. During 1999, service charges on deposits increased $1.3 million or 15.2% from $8.8 million in 1998. Higher average deposit balances and improved overdraft handling procedures contributed to the increase in 2000. Higher average deposit balances and revised fee schedules were primarily responsible for the 1999 increase.

   Mortgage revenues include fees generated from underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans. Mortgage revenues were $5.4 million in 2000, a decline of $2.7 million or 33.3% from the $8.1 million in 1999. During 1999, mortgage revenues declined $1.6 million or 16.1% from $9.7 million in 1998. Mortgage revenues for 1999 included a $1.2 million servicing rights impairment reversal, whereas 1998 included an $889,000 net impairment charge. Excluding these two items,

2000 mortgage revenues declined $1.5 million or 21.9% and 1999 declined $3.6 million or 34.4%. Increasing interest rates resulted in lower originations and refinancings in both 2000 and 1999 in contrast to record volumes in 1998.

   Accounting standards require separate recognition of the cost allocated to servicing rights on originated mortgage loans at the time such loans are sold. This mortgage servicing asset is amortized over the remaining estimated lives of the serviced loans. While this has a favorable impact on earnings at the time of sale, additional earnings volatility may occur with changes in market conditions, particularly with fluctuations in interest rates. For example, a decline in interest rates could result in accelerated mortgage prepayments, which may reduce the value of this asset and require a charge to earnings through a valuation reserve. If subsequent valuations result in an increase of value, recoveries can be recorded through the valuation allowance, to the extent of the previous charge. As of December 31, 2000, AMCORE had $7.9 million of capitalized mortgage servicing rights, with a fair value of $8.3 million, and a servicing portfolio of $846.6 million. See Note 7 of the Notes to Consolidated Financial Statements. There was no impairment reserve as of December 31, 2000.

   Other non-interest income, which includes customer service charges, credit card and merchant fees, ATM fees, brokerage commissions, insurance commissions, gains on fixed asset and loan sales and other miscellaneous income, was $13.3 million, a $1.8 million or 15.9% increase over 1999. Increases in 2000 included gains of $1.4 from the Auto Loan Sales and a $1.7 million increase in cash surrender values on BOLI. These increases were partially offset by a $984,000 decrease in insurance commissions and a non-recurring gain in 1999 of $750,000. The decrease in insurance commissions was attributable to the August 1999 sale of AMCORE's insurance agency and lower credit life commissions associated with lower loan growth and increased rebates from early pay-offs and cancellations. The non-recurring gain resulted from the merger and reorganization of an ATM service provider in which AMCORE had an equity interest. Increases in 1999 included the non-recurring gain of $750,000, increased customer service charges of $600,000, call option income of $325,000 and gain on fixed asset sales of $125,000. These increases were partially offset by lower gains on loan sales of $859,000, a decline in ATM related fees of $387,000 and lower insurance commission income of $140,000.

   Net securities gains totaled $1.8 million in 2000, compared to $530,000 in 1999 and $4.4 million in 1998. The level of security gains or losses is dependent on the size of the available for sale portfolio, interest rate levels, AMCORE's liquidity needs, and balance sheet risk objectives.

Operating Expenses

   Total operating expense was $118.0 million in 2000, a decrease of $6.8 million from $124.8 million in 1999, which was a $6.1 million increase from $118.7 million in 1998. Operating expenses in 2000 were reduced by the Restructuring Reversal of $428,000. Operating expenses in 1999 included the Restructuring Charge of $5.3 million. Operating expenses in 1998 included the Merger Charge of $4.5 million. Excluding these charges, operating expenses from operations declined $1.1 million or 0.9% in 2000 and increased $5.4 million or 4.6% in 1999. The efficiency ratio, excluding the above-mentioned charges, was 60.1% in 2000, 59.4% in 1999 and 59.7% in 1998.

   Personnel costs, which include compensation expense and employee benefits, are the largest component of operating expenses. Personnel costs totaled $66.8 million in 2000, a decrease of $2.2 million or 3.2% from $69.0 million in 1999, which was a $4.6 million or 7.1% increase from $64.4 million in 1998. Excluding the Restructuring Reversal in 2000, the Restructuring Charge in 1999 and the Merger Charge in 1998, personnel costs increased $30,000 or 0.04% in 2000, and increased $2.9 million or 4.6% in 1999. For 2000, cost savings from AMCORE's new CFOS structure essentially offset normal merit increases, cost-of-living adjustments, growth in the Trust and Asset Management segment that included a full year of ACV and a $1.1 million or 34.9% increase in employee health care costs. For 1999, normal merit increases, increased long-term incentive accruals for certain executive officers (Performance Unit Awards), increased employee health benefit costs, a full year of IMG personnel costs in 1999, the expansion of the Trust and Asset Management segment associated with the formation of the Private Client Group and the WCV acquisition represent the major portion of the increase. The increase was partially offset by the sale of the insurance agency and a full year cost savings from outsourcing core bank data processing.

   Net occupancy expense was $7.3 million in 2000, an increase of $560,000 from 1999, after a decrease of $39,000 from 1998 levels. The 2000 increase was due in part to the expansion of the Crystal Lake, IL facility, rental expenses associated with a new branch in Huntley, IL and rental expenses related to the centralization of loan operations, partially offset by the elimination of one branch.

   Equipment expense decreased $545,000 or 6.0% to $8.5 million in 2000. This followed a $1.1 million or 14.3% increase in 1999. Excluding $325,000 of Merger Charges incurred in 1998, equipment expense increased $1.5 million or 19.2% in 1999. The 2000 decrease and the 1999 increase are the result of higher electronic data processing equipment depreciation and software amortization and maintenance in 1999 associated with the upgrade of internal local area networks and Year 2000 compliance solutions.

   Data processing expenses include expenses related to core bank data processing, trust and other external processing systems. This category decreased $1.3 million or 18.3% to $5.8 million in 2000. Expenses in 1999 were $7.2 million, a $1.8 million or 33.9% increase from $5.3 million in 1998. Excluding the Restructuring Reversal in 2000, the Restructuring Charge in 1999 and the Merger Charge in 1998, data processing expenses decreased $84,000 or 1.4% in 2000 and increased $2.2 million or 56.0% in 1999. Normal year-to-year cost increases in 2000 were more than offset by lower processing and programming costs associated with the more efficient CFOS structure, plus prior year costs associated with the Midwest Federal Financial Corporation (Midwest) systems conversion, development of the online banking product and the Year 2000 initiative. The 1999 increase is attributable to outsourcing the mainframe processing to achieve a standard platform, increased data processing costs associated with systems conversions for Midwest, upgrades of internal local area networks, development of an online banking product and expenses associated with the Year 2000 initiative.

   Professional fees totaled $3.8 million in 2000, a decrease of $1.5 million or 28.4%. The decrease was primarily attributable to the 2000 Restructuring Reversal and the 1999 Restructuring Charge. Professional fees were $5.3 million in 1999, a decrease of $461,000 or 8.1% from 1998. Of this amount, $339,000 was attributable to the lower level of professional fees in the 1999 Restructuring Charge than in the 1998 Merger Charge. Decreased legal fees accounted for the remaining decrease.

   Communication expense was $4.0 million in 2000, a decrease of $111,000 or 2.7% from 1999. Communication expense was $4.1 million in 1999, an increase of $494,000 or 13.7% from 1998. The 2000 decrease is due to lower postage costs and lower internal communication costs. The 1999 increase is attributable to higher postage, phone costs, courier expense and internal communication costs.

   Advertising and business development expenses were $3.8 million in 2000, an increase of $200,000 or 5.6%. Higher community public relations costs were the primary reason for the increase. Advertising and business development expenses were $3.6 million in 1999, a decrease of $174,000 or 4.6%. Excluding $116,000 of 1998 Merger Charges, the decrease was only $58,000.

   Intangibles amortization increased $115,000 in 2000 to $2.1 million, a 5.8% increase from 1999. The increase was associated with increased goodwill resulting from the payment of contingent purchase price for the IMG acquisition. Intangibles amortization decreased $545,000 in 1999 to $2.0 million, a 21.5% decrease from 1998. Core deposit intangibles associated with a previous acquisition were fully amortized in 1998 and accounted for a $721,000 decrease. This was partially offset by $176,000 in increased goodwill amortization related to the IMG acquisition as 1999 included a full year and as additional contingent shares were issued which increased the purchase price allocable to goodwill.

   Other expenses were $15.9 million in 2000, a decrease of $2.0 million or 11.3%, following a decrease of $737,000 or 3.9% in 1999. Excluding the Restructuring Reversal, Restructuring Charge and Merger Charge, the decreases were $1.4 million or 8.3% and $966,000 or 5.3% in 2000 and 1999, respectively. The 2000 decrease relates to lower loan processing and collection expenses including mortgage servicing rights amortization and decreased recruiting and training costs. The 1999 decrease is primarily the result of lower loan processing and collection expenses including mortgage servicing rights amortization.

Income Taxes

   Income tax expense totaled $16.4 million in 2000, compared with $15.1 million and $14.3 million in 1999 and 1998, respectively. The effective tax rates were 27.5%, 27.3%, and 26.6% in 2000, 1999, and 1998, respectively. The effective tax rate was less than the statutory tax rates due primarily to investments in tax-exempt municipal bonds and loans. The increase in effective tax rate in 1999 primarily resulted from a lower proportion of tax-exempt income to pretax earnings, relative to 1998, and a steady increase in state income taxes over the same period. See Note 14 of the Notes to Consolidated Financial Statements.

                      EARNINGS REVIEW BY BUSINESS SEGMENT

   AMCORE's internal reporting and planning process has focused on three business segments: Banking, Trust and Asset Management, and Mortgage Banking.
Note 17 of the Notes to Consolidated Financial Statements presents a condensed income statement for each segment.

   The financial results of each segment are presented as if operated on a stand-alone basis. There are no comprehensive authorities for management accounting equivalent to accounting principles generally accepted in the United States of America. Therefore, the information provided is not necessarily comparable with similar information from other financial institutions.

   The financial results reflect direct revenue, expenses, assets and liabilities. The accounting policies used are similar to those described in
Note 1 of the Notes to Consolidated Financial Statements. In addition, intersegment revenue and expenses are allocated based on an internal cost basis or market price when available.

Banking Segment

   The Banking segment provides commercial and personal banking services through its 64 banking locations in northern Illinois and south central Wisconsin and the FINANCE subsidiary. The services provided by this segment include lending, deposits, cash management, automated teller machines, and other traditional banking services.

   The Banking segment's operating profit for 2000 was $41.1 million before the Restructuring Reversal, an increase of $678,000 or 1.7% from 1999, before the Restructuring Charge. This followed a decrease in 1999 of $344,000 or 0.8% from 1998, before the Merger Charge. The 2000 Banking segment operating profit increased despite a 5.0% decline in net interest income. The decline in net interest income was more than offset by increased non-interest income and by a decrease in operating expenses.

   Net interest income declined by $6.6 million in 2000, primarily the result of a 59 basis point increase in rates paid on interest-bearing liabilities that was driven by rising short-term rates and a flat to inverted yield curve. The decline was partially offset as yields on interest-earning assets also rose, but only by 31 basis points, and by an increase in average loan volume of $142.7 million or 5.5%.

   Non-interest income increased by $6.4 million in 2000. The increase is primarily the result of higher service charges on deposits, increased gains from the sale of securities, the Auto Loan Sales and an increase in cash surrender value on BOLI. These were partially offset by decreased insurance commissions attributable to lower credit life revenues associated with lower direct retail loan growth and increased rebates from early pay-offs and cancellations and by a non-recurring gain in 1999 resulting from the merger and reorganization of an ATM service provider in which AMCORE had an equity interest.

   The provision for loan and lease losses was $9.7 million for 2000, a decrease of $840,000 or 8.0% from $10.6 million in 1999. The 2000 decrease in provision is due to lower charge-offs and loan growth compared to 1999.

   Operating expenses decreased $5.2 million in 2000. Excluding Restructuring Reversals and Restructuring Charges operating expenses increased $232,000. Normal salary increases, higher employee health care costs and higher occupancy costs associated with the expansion of the Crystal Lake, IL facility, a new branch in Huntley, IL and the centralization of loan operations were nearly offset by cost reductions resulting from the CFOS restructuring.

   The Banking segment represented 84.8%, 83.8% and 87.1% of total segment profit before Restructuring Reversals, Restructuring Charges and Merger Charges in 2000, 1999 and 1998, respectively.

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

   The Trust and Asset Management segment's operating profit for 2000 was $5.9 million before the Restructuring Reversal, which was essentially flat with 1999, before the Restructuring Charge. Higher revenues in 2000 were offset by increased operating expenses.

   Trust and Asset Management segment revenues totaled $31.9 million in 2000, an increase of $915,000 or 3.0% from $31.0 million in 1999. Investment performance for 2000 was consistent with comparable competitive benchmarks. A challenging investment environment and volatile market conditions experienced throughout 2000 resulted in revenue growth that was less favorable when compared to recent years. In addition, during 1999 the methodology for accruing trust and asset management fees was refined to more accurately reflect the fees earned at any given period end. The refinement resulted in additional fee income in 1999 of $881,000. Finally, the August 1999 sale of AMCORE's insurance agency resulted in a $488,000 reduction in insurance commissions year-to-year. These factors combined to hold revenue growth down from the double-digit growth experienced in 1999.

   Operating expenses increased $851,000 or 4.0% to $22.0 million in 2000, up from $21.2 million in 1999. Excluding the Restructuring Reversal and the Restructuring Charge, the increase was $1.2 million, or 5.5%. The increase was primarily attributable to increased personnel costs associated with growth of the business that included a full year of the WCV acquisition. The increase was partially offset by elimination of expenses necessary to operate the insurance agency.

   As of December 31, 2000, assets under management totaled $4.4 billion including $1.3 billion in the AMCORE family of Vintage Mutual Funds. Total assets under administration, which include managed assets and custody assets, total $5.0 billion.

   The Trust and Asset Management segment represented 12.1%, 12.1%, and 9.5% of total segment profit before Restructuring Reversals, Restructuring Charges and Merger Charges in 2000, 1999 and 1998, respectively.

Mortgage Banking

   The Mortgage Banking segment provides a variety of mortgage lending products to meet its customer needs. It sells these loans to AMCORE's bank affiliate and the secondary market and continues to service most of the loans sold.

   The Mortgage Banking segment's operating profit was $1.5 million in 2000, a decrease of $447,000 or 22.8% from 1999. This segment's profits increased $389,000 or 24.7% in 1999. As of December 31, 2000, the Mortgage segment serviced $846.6 million of residential mortgages.

   The Mortgage Banking segment revenues were $9.4 million in 2000, a decline of $2.5 million or 20.7% from $11.9 million in 1999. Origination and refinancing volumes were negatively affected by higher mortgage lending rates. In addition, mortgage revenues for 1999 included a $1.2 million servicing rights impairment reserve reversal.

   The decrease in origination volumes and refinancing activity caused a corresponding reduction in variable production costs. Servicing right amortization was also lower as increased interest rates led to slower prepayments on the existing servicing portfolio. These factors resulted in a $1.7 million decrease in operating expenses.

   The Mortgage Banking segment represented 3.1%, 4.1% and 3.4% of total segment profit before Restructuring Reversals, Restructuring Charges and Merger Charges in 2000, 1999 and 1998, respectively.

              BALANCE SHEET REVIEW AND LIQUIDITY RISK MANAGEMENT

   Liquidity represents the availability of funding to meet the obligations to depositors, borrowers, and creditors at a reasonable cost without adverse consequences. Accordingly, the funding base and asset mix influences the liquidity position.

   The parent company requires adequate liquidity to pay its expenses, repay debt when due and pay stockholder dividends. Liquidity is provided to the parent through its subsidiaries in the form of dividends. In 2000, dividends from subsidiaries amounted to $47.6 million, compared to $38.7 million in 1999. Other liquidity is provided by access to the capital markets, cash balances in banks, liquidating short-term investments, commercial paper borrowings and lines of credit with correspondent banks. While the BANK is limited in the amount of dividends it can pay, as of December 31, 2000, approximately $21.8 million was available for payment to the parent in the form of dividends without prior regulatory approval.

   Cash and cash equivalents declined $60.3 million from December 31, 1999 to December 31, 2000, as the net cash provided from operating activities of $60.6 million plus the net cash provided by financing activities of $66.1 million was more than offset by net cash used for investing activities of $187.0 million in 2000. A significant portion of the cash decrease relates to increased liquidity at the end of 1999 in anticipation of the potential for Year 2000-related withdrawals by depositors anxious about the millennium changeover that was no longer needed at the end of 2000.

   The net decrease in cash provided by operating activities of $23.5 million from December 31, 1999 to December 31, 2000 was primarily attributable to a $41.0 million increase in originations of loans held for sale.

   The net increase in cash provided by investing activities of $302.4 million from December 31, 1999 to December 31, 2000 is primarily the result of an increase of $381.4 million in net cash provided by loans and leases. Principal collections and sales proceeds exceeded new loans in 2000, which is opposite to what occurred in 1999. An additional increase of $28.2 million resulted from a $198.6 million net decrease in cash used for purchases of available for sale securities, while proceeds from maturities and sales of available for sale securities had a net decrease $170.5 million. These increases in cash provided were partially offset by a $45.4 million net increase in federal funds sold and other short-term investments, a $39.9 million increase in net cash used for investment in BOLI, and a $22.9 million increase in interest earning deposits in bank.

   The net cash used for financing activities increased by $374.1 million from December 31, 1999 to December 31, 2000. This was primarily the result of a $364.9 million net decrease in short-term borrowings, a $31.5 million net decline in proceeds from long-term borrowings, a $17.9 million net increase in payments on long-term borrowings and a $16.8 million net increase in cash required for treasury stock purchases. These were partially offset by a $51.3 million net increase in cash provided by demand deposits and savings accounts.

Securities

   Total securities as of December 31, 2000 were $1.23 billion, a decrease of $6.9 million or 0.6% over the prior year-end. At December 31, 2000 and 1999, the total securities portfolio comprised 31.3% and 31.0%, respectively, of total earning assets.

   Substantially all securities are classified as available for sale. This improves AMCORE's ability to manage interest rate and liquidity risk. Fluctuations in the unrealized gain or loss component of total stockholders' equity may result; however, federal banking regulations generally exclude this component from regulatory risk-based capital calculations.

   The securities portfolio serves an important role in the overall context of balance sheet management in terms of balancing capital utilization and liquidity needs. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment. The portfolio's scheduled maturities and the prepayment of mortgage and asset backed securities represent a significant source of liquidity. Approximately $66.9 million, or 5.4%, of the securities portfolio will contractually mature in 2001. This does not include mortgage and asset backed securities. Mortgage and asset backed security maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

   Mortgage and asset backed securities as of December 31, 2000 totaled $797.8 million and represent 64.6% of total securities. The distribution of mortgage and asset backed securities includes $504.2 million of U.S. government agency mortgage-backed pass through securities, $221.7 million of agency collateralized mortgage obligations and $71.9 million of private issue collateral mortgage obligations, all of which are rated AAA except for $14.9 million of securities rated between Aa2 and Baa1.

   At December 31, 2000, securities held to maturity totaled $10.7 million, while securities available for sale were $1.22 billion. There were no trading securities at the end of 2000 or 1999. At December 31, 2000, the held to maturity securities portfolio included $51,000 of gross unrealized gains and $77,000 of gross unrealized losses. The securities available for sale portfolio at the end of 2000 included gross unrealized gains of $11.0 million and gross unrealized losses of $10.6 million, of which the combined effect, net of tax, is included as accumulated other comprehensive income in stockholders' equity. For comparative purposes, at December 31, 1999, gross unrealized gains of $2.8 million and gross unrealized losses of $47.1 million were included in the securities available for sale portfolio. For further analysis of the securities portfolio see Table 4 and Note 3 of the Notes to Consolidated Financial Statements.

Loans and Leases

   Loans represent the largest component of AMCORE's earning asset base. At year-end 2000, total loans and leases, net of unearned discount, were $2.63 billion, a decrease of $119.5 million or 4.3% as compared to 1999. Average loans increased $142.7 million or 5.5% during 2000. Over 80%, or $98.6 million, of the decrease in ending loans was attributable to installment and consumer loans. The remaining decrease was primarily attributable to the commercial loan category. See Table 2 and Note 4 of the Notes to Consolidated Financial Statements.

   Commercial, financial and agricultural loan balances totaled $697.1 million at year-end 2000, a decrease of $13.2 million or 1.9% when compared to 1999. A $26.8 million decline in agricultural loans was partially offset by an increase in commercial and financial loans, most notably small business loans. AMCORE is a Small Business Administration ("SBA") Preferred Lender in both Illinois and Wisconsin, and ranked number one in Illinois for the second consecutive year in the number of SBA loans made. SBA programs are a popular loan vehicle for the Company due to their lower risk profile, since the SBA guarantees 75 percent of each loan up to $1.0 million.

   Total real estate loans were $1.54 billion, a decline of $7.1 million from 1999. Growth in commercial real estate loans of $29.9 million was offset by declines in residential real estate loans and construction real estate loans of $26.9 million and $10.1 million, respectively. The decrease in residential real estate loans reflects the $51.5 million Mortgage Securitization in the third quarter of 2000.

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

   Installment and consumer loans decreased $98.6 million or 20.1% to end the year at $391.0 million. The decrease is attributable to the $100.0 million in Auto Loan Sales and reclassification of an additional $10.2 million of indirect auto loans as held for sale. There were no Auto Loan Sales in 1999 and none were classified as held for sale as of December 31, 1999. Absent these items, which AMCORE continues to service and which together had a year-end balance of $101.1 million, installment and consumer loans would have increased $2.5 million.

   The scheduled repayments and maturities of loans represent a substantial source of liquidity. Table 3 shows selected loan maturity data as of December 31, 2000.

Deposits

   Total deposits at December 31, 2000, were $3.14 billion, an increase of $127.2 million or 4.2% when compared to 1999. Average total deposits increased $126.2 million or 4.3% during 2000.

   Core deposits, which include demand deposits, consumer time deposits, and savings deposits are considered by management to be the primary and most stable source of funding. Total core deposits were $2.46 billion at the end of 2000, a $27.6 million or 1.1% increase from the prior year-end. This increase is attributable to higher balances in AMDEX and certificates of deposit which were partially offset by decreased balances in NOW and money market accounts and savings deposits. Core deposits represent 78.3% and 80.9% of total deposits at December 31, 2000 and 1999, respectively. Large certificates of deposit, brokered deposits, and time deposits from governmental entities supplement these core deposits. Brokered deposits were $427.4 million at year-end 2000, an increase of $77.6 million over the prior year-end. Table 5 shows the maturity distribution of time deposits $100,000 and over.

Borrowings

   Borrowings totaled $726.5 million at year-end 2000 and were comprised of $460.6 million of short-term and $265.8 million of long-term borrowings. The decrease in borrowings of $258.2 million was primarily the result of increased deposits in combination with lower loan and investment securities balances and proceeds from the Auto Loan Sales. See Notes 9 and 10 of the Notes to Consolidated Financial Statements.

   AMCORE has issued $40 million of capital securities through AMCORE Capital Trust I (Trust), a statutory business trust, of which all common securities are owned by AMCORE. The capital securities pay cumulative cash distributions semiannually at an annual rate of 9.35%. The securities are redeemable from March 25, 2007 until March 25, 2017, at a declining premium of 104.675% to 100.0% of the principal amount. After March 25, 2017, they are redeemable at par until June 15, 2027, when redemption is mandatory. The capital securities qualify as Tier 1 capital for regulatory purposes.

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

                ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

   AMCORE's credit risk is centered in the loan and lease portfolio which on December 31, 2000, totaled $2.63 billion, or 66.6%, of earning assets. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer's failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration.

Allowance for Loan and Lease Losses

   The allowance for loan and lease losses is established, as losses are estimated to have occurred, through a provision for loan and lease losses charged to expense. Loan and lease losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

   The allowance for loan and lease losses is evaluated on a regular basis by management. This evaluation is based upon management's periodic review of the collectibility of the loans and leases in light of historical experience, the nature and volume of the loan and lease portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of underlying collateral and current economic conditions.

   Generally, commercial, financial and agricultural loans and commercial real estate loans are individually analyzed and graded by lending officers, supervisors and credit administration. The loans and their grades are then independently reviewed by the corporate loan review staff and examinations are performed by regulatory agencies. This process and related feedback is used by management to establish an appropriate allocation of the allowance for loan and lease losses to individually evaluated loans.

   The allowance for loan and lease losses allocated to consumer, residential real estate and residential real estate construction is determined based upon an evaluation of the homogenous categories of loans by groups or pools. Allowances allocated to these categories of loans is based upon a five-year weighted average for actual losses on a group or pool basis, adjusted for any known trends not reflective of the five-year weighted average.

   Similar pool allocations are determined, as a group, for commercial, financial, agricultural, commercial real estate and commercial real estate construction loans which are not impaired or do not otherwise receive a specific allocation due to their status as classified or impaired.

   An additional unallocated allowance is maintained based upon the size, quality, and concentration characteristics of the remaining loan portfolio, using both historical quantitative trends and management's evaluation of qualitative factors including current economic conditions.

   The determination by management of the appropriate level of the allowance amounted to $29.2 million at December 31, 2000, compared to $28.4 million at December 31, 1999, for an increase of $780,000 or 2.7%. Since the allowance for loan and lease losses is based on estimates that are subject to revisions as more information becomes available, actual losses may vary from the current estimates. Management makes an ongoing evaluation as to the adequacy of the allowance for loan and lease losses on at least a quarterly basis. As adjustments in the allowance become necessary, they are recorded in the earnings of that period and serve as a self-correcting mechanism in reducing differences in allocations and observed losses. A detailed analysis of the allowance for loan losses and the allocation of the allowance for loan and lease losses by category for the past five years are shown in Table 2.

   Allocations of the allowance for commercial, financial and agricultural loans increased $4.8 million. The increase was primarily attributable to increased pool allocations, increasing delinquencies and increased concentrations, particularly with respect to the Company's truck transportation portfolio. These increases were partially offset by the elimination of allocations for anticipated Year 2000 needs. Allocations of the allowance for real estate loans decreased $218,000 to reflect decreased concentrations, notably non-residential building operators, partially offset by increased pool allocations. Allocations of the allowance for installment and consumer loans decreased $1.1 million. This decrease was attributable to lower average historical loss factors in the pool calculation that were partially offset by increased allocations for economic concerns in some of the local markets. Allocations for impaired loans were essentially flat with the prior year as the final charge-off of a large agricultural credit offset several small to medium-sized credits that became impaired during the year. Unallocated loan and lease losses declined $2.6 million to match the loss reserves with the specific loss factors within each loan category, as noted above.

   As of December 31, 2000, the allowance for loan losses as a percent of total loans and of non-performing loans was 1.11% and 132.12%, respectively. These compare to the same ratios for the prior year of 1.03% and 159.16%. Net charge-offs as a percent of average loans decreased to 0.29% for 2000 versus 0.33% in 1999. The decrease in net charge-offs in 2000 is principally the result of partial charge-off of the agricultural credit that was responsible for 4 basis points of the charge-offs for 2000 compared to 12 basis points for 1999. Excluding the agricultural credit, net charge-offs would have been relatively stable at 25 basis points in 2000 and 21 basis points in 1999.

Non-performing Assets

   Non-performing assets consist of non-accrual loans, loans with restructured terms, other real estate owned and other foreclosed assets. Non-performing assets totaled $26.4 million as of year-end 2000, an increase of $5.0 million or 23.2% from the $21.5 million at year-end 1999. Total non-performing assets represent 0.62% and 0.49% of total assets at December 31, 2000 and December 31, 1999, respectively.

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

   Non-performing loans increased $4.2 million or 23.8% to total $22.1 million at December 31, 2000, when compared to the prior year-end. As of December 31, 2000, non-performing loans to total loans were 0.84% compared to 0.65% at year-end 1999. Table 2 presents non-performing loans for each of the past five years. Subsequent to December 31, 2000, two large commercial credits, a $3.8 million automobile dealership floor plan loan and a $1.8 million hotel loan were placed on non-accrual status. Had these credits been classified as non-accrual as of December 31, 2000 the percentage of non-performing loans to total loans would have increased to 1.05% and the allowance for loan and lease losses as a percentage of non-performing loans would have decreased to 105.38%

   Foreclosed real estate and other foreclosed assets increased $741,000, or 20.4%, to $4.4 million at December 31, 2000, when compared to year-end 1999. This increase primarily reflects higher average real estate values on new foreclosures during the year rather than an increase in number of foreclosed properties.

   Loans 90 days or more past due and still accruing interest were $13.1 million at December 31, 2000, an increase of $2.9 million from the $10.2 million at December 31, 1999. These amounts represented 0.50% and 0.37% of loans outstanding as of the end of 2000 and 1999, respectively. The increase over 1999 is concentrated in the commercial portfolio, particularly in markets that have experienced lending staff turnover.

Concentration of Credit Risks

   As previously discussed, AMCORE strives to maintain a diverse loan and lease portfolio in an effort to minimize the effect of credit risk. Summarized below are the characteristics of classifications that exceed 10% of total loans.

   Commercial, financial, and agricultural loans were $697.1 million at December 31, 2000, and comprised approximately 26.5% of gross loans, of which 1.29% were non-performing. Net charge-offs of commercial loans represented 0.39% during 2000, and 0.65% during 1999, of the year-end balance of the category. The charge-off of the agricultural credit, was responsible for 0.16% and 0.45% of the charge-offs for the category in 2000 and 1999, respectively.

   Construction, commercial real estate loans, and loans for farmland were $873.5 million at December 31, 2000, comprising 33.2% of gross loans, of which 0.93% were classified as non-performing. Net charge-offs of this category of loans represent 0.09% during 2000, and 0.01% during 1999, of the year-end balance of the category.

   Residential real estate loans, which includes home equity and permanent residential financing, totaled $662.8 million at December 31, 2000, and represent 25.2% of gross loans, of which 0.46% are non-performing. Net charge-offs of residential real estate loans represent 0.12% of the category total in 2000 and 0.15% of the year-end balance in 1999.

   Installment and consumer loans were $391.0 million at December 31, 2000, and comprised 14.9% of gross loans, of which 0.38% were non-performing. Net charge-offs of consumer loans represented 0.88% and 0.57% of the year-end category total for 2000 and 1999, respectively. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $276.5 million at December 31, 2000. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of credit.

                              CAPITAL MANAGEMENT

   Total stockholders' equity at December 31, 2000, was $308.5 million, an increase of $14.8 million or 5.0%. The increase in stockholders' equity is due to net earnings for the year, unrealized gains on available for sale securities and by common stock issued in conjunction with stock and stock option plans. The increase was partially offset by the acquisition of treasury shares in conjunction with announced share repurchase programs and normal dividend distributions. Stockholders' equity includes accumulated other comprehensive income which is comprised primarily of unrealized holding gains and losses of securities classified as available for sale. The fair market value of securities with this classification increased $27.2 million during 2000 to end the year at a net unrealized gain of $334,000.

   AMCORE paid $17.2 million of cash dividends during 2000, which represent $0.64 per share, or a dividend payout ratio of 39.4%. This compares to $0.56 per share paid in 1999, which represented a payout ratio of 40.0%. The book value per share increased $1.36 per share to $11.87 at December 31, 2000, up from $10.51 at December 31, 1999.

   On November 24, 1999 and August 8, 2000, AMCORE announced stock repurchase programs for up to five percent each of its common stock, or 1.41 million and
1.35 million shares, respectively. The repurchased shares will become treasury shares and will be used for general corporate purposes, including the issuance of shares in connection with AMCORE's stock option and other employee benefit plans. Through December 31, 2000, all shares from the November 24, 1999 authorization have been repurchased at an average price of $19.80. Through March 1, 2001, 734,644 shares from the August 8, 2000 authorization have been repurchased at an average price of $19.49.

   AMCORE has outstanding $40 million of capital securities through AMCORE Capital Trust I (Trust), a statutory business trust, of which all common securities are owned by AMCORE. The capital securities qualify as Tier 1 capital for regulatory capital purposes.

   The BANK is considered a "well-capitalized" institution based on regulatory guidelines. AMCORE's leverage ratio of 7.82% at December 31, 2000 exceeds the regulatory guidelines of 5% for well-capitalized institutions. AMCORE's ratio of Tier 1 capital at 11.27% and total risk based capital at 12.26% significantly exceed the regulatory minimums (as the following table indicates), as of December 31, 2000. See Note 18 of the Notes to Consolidated Financial Statements.

                                               December 31,      December 31,
                                                   2000              1999
                                             ----------------  ----------------
                                               Amount   Ratio    Amount   Ratio
                                             ---------- -----  ---------- -----
                                                  (Dollars in thousands)
Tier 1 Capital.............................. $  331,009 11.27% $  343,458 11.58%
Tier 1 Capital Minimum......................    117,494  4.00%    118,591  4.00%
                                             ---------- -----  ---------- -----
Amount in Excess of Regulatory Minimum...... $  213,515  7.27% $  224,867  7.58%
                                             ========== =====  ========== =====

                                               Amount   Ratio    Amount   Ratio
                                             ---------- -----  ---------- -----
Total Capital............................... $  360,166 12.26% $  371,835 12.54%
Total Capital Minimum.......................    234,988  8.00%    237,181  8.00%
                                             ---------- -----  ---------- -----
Amount in Excess of Regulatory Minimum...... $  125,178  4.26% $  134,654  4.54%
                                             ========== =====  ========== =====
Risk Adjusted Assets........................ $2,937,355        $2,964,768
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

   AMCORE expects that its interest-rate risk will be greater during periods of rising interest rates due to resulting slower prepayments on fixed-rate loans and securities, relatively quicker repricing of variable rate deposits and borrowings and the increased likelihood that the FHLB will exercise its option to call certain of AMCORE's longer-term fixed-rate FHLB advances. See
Note 10 of the Notes to Consolidated Financial Statements. Currently, AMCORE is most vulnerable to changes in reverse repurchase rates, a short-term rate that generally re-prices every ninety days. Consequently, AMCORE has chosen to hedge a portion of these variable rate borrowings through the use of interest rate swaps and collars (see discussion of off-balance sheet derivative contracts below).

   While AMCORE manages other risks in its normal course of operations, such as credit and liquidity risk, it considers interest-rate risk to be its most significant market risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of AMCORE's business activities and operations. In addition, since AMCORE does not hold a trading portfolio, it is not exposed to significant market risk from trading activities. During 2000, there were no material changes in AMCORE's primary market risk exposures. Interest-rate risk, as described above, continues to be AMCORE's most significant market risk. Based upon current expectations, no material changes are anticipated in the future in the types of market risks facing AMCORE.

   Table 6 and Note 5 of the Notes to Consolidated Financial Statements summarize AMCORE's market risk and interest sensitivity position as of December 31, 2000. The amounts and assumptions should not be relied upon as indicative of expected actual results since, like most financial institutions, AMCORE's net interest income can be significantly impacted by external factors. These factors include, but are not limited to: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities re-price, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve and changes in basis.

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

   Management uses off-balance sheet derivative contracts to help manage its exposure to interest rate risk by modifying the existing interest rate risk characteristics of on-balance sheet assets and liabilities. AMCORE does not have any derivatives that are held or issued for trading purposes. The derivatives utilized in the asset/liability management program predominately comprise interest rate swap and collar contracts. Most of these instruments are designed to hedge exposure to floating rate liabilities where, as noted above, AMCORE is most vulnerable to interest-rate risk. In addition, AMCORE owns some interest rate caps and floors. The caps are also used to hedge exposure to increasing costs of floating rate liabilities. The interest rate floors are used to manage the exposure to falling interest rates of the originated mortgage servicing rights intangible asset.

   The interest rate swap contracts involve the exchange of fixed for variable or variable for fixed interest rate payments and are based on the notional amount of the contract. The cap, collar and floor contracts are also based on the notional amount of the contract. The collar, cap and floor contracts are purchased at a premium, which is amortized over the lives of the contracts. The notional amount of the swap, collar, cap and floor contracts only identify the size of the contracts and are used to calculate the interest payment amounts. The only credit risk exposure AMCORE has is in relation to the counterparties which all have investment grade credit ratings. All counterparties are expected to meet any outstanding interest payment obligations.

   The total notional amount of swap contracts outstanding was $190.0 million and $100.0 million as of December 31, 2000 and 1999, respectively. As of the end of 2000, swap contracts had an aggregate negative carrying value of $655,000 and a negative fair value of $1.6 million, for a net unrealized loss of $960,000. The total notional amount of collars outstanding was $85.0 million at December 31, 2000, versus $100.0 million outstanding as of the end of 1999. As of the end of 2000, these collars had an aggregate carrying value of $286,000 and a negative fair value of $10,000 for a net unrealized loss of $296,000. The total notional amount of caps outstanding was $160.0 million at December 31, 2000, with $60.0 million outstanding caps as of the end of 1999. As of the end of 2000, the caps had an aggregate carrying value of $427,000 and a fair value of $86,000, for a net unrealized loss of $341,000. The total notional amount of floors outstanding was $20.0 million at

December 31, 2000 and at December 31, 1999. The floor contracts had a net aggregate carrying value of $125,000 and a fair value of $129,000 for a net unrealized gain of $4,000 as of the end of 2000. For further discussion of derivative contracts, see Notes 5 and 11 of the Notes to the Consolidated Financial Statements.

   Based upon an immediate increase in interest rates of 200 basis points and no change in the slope of the yield curve, the potential decrease in net income for 2001 would be approximately $8.9 million. At the end of 1999, comparable assumptions would have resulted in a potential decrease in 2000 net income of $10.7 million. Thus, AMCORE's earnings at risk from a rising rate scenario are less at the end of 2000 than they were at the end of 1999. A significant factor in this decreased exposure is the increased level of swap contracts that hedge interest rate risk on floating rate deposits. In addition, 2000 saw a decline in ending loan balances resulting in decreased fixed-rate loan exposure. While there were interest rate increases during the first half of 2000, recent actions by the Federal Reserve have led to lower short-term interest rates. As a result, AMCORE does not expect increases to such an extent that they would approach the hypothetical loss in net interest income as stated above.

   Conversely, an immediate decrease in interest rates of 200 basis points and no change in the slope of the yield curve would result in a potential decrease in net income for 2001 of $582,000. The same assumptions at the end of 1999 would have resulted in a potential increase in net income of $3.4 million. AMCORE's position in a falling rate scenario has changed from an earnings opportunity potential at the end of 1999 to an earnings at risk potential at the end of 2000. The increase in swap contracts, while improving downside risk when rates increase, removes some upside potential when rates decline. An additional factor is the impact an immediate 200 basis point decrease in rates would have on prepayment assumptions on fixed rate loans and the resulting decrease in interest income from repricing at the lower rates going forward. Recent Federal Reserve action has led to two separate rate decreases of 50 basis points, and more may be forthcoming later in the year.

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

                                    TABLE 1

           ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

                              Twelve Months Ended         Twelve Months Ended         Twelve Months Ended
                               December 31, 2000           December 31, 1999           December 31, 1998
                          --------------------------- --------------------------- ---------------------------
                           Average            Average  Average            Average  Average            Average
                           Balance   Interest  Rate    Balance   Interest  Rate    Balance   Interest  Rate
                          ---------- -------- ------- ---------- -------- ------- ---------- -------- -------
                                                            (in thousands)
Assets
Interest-Earning Assets:
 Taxable securities.....  $  993,098 $ 68,289  6.88%  $1,016,159 $ 65,331  6.43%  $1,152,198 $ 76,786  6.66%
 Tax-exempt
  securities(1).........     298,845   22,974  7.69%     333,634   25,854  7.75%     339,965   26,845  7.90%
                          ---------- --------  ----   ---------- --------  ----   ---------- --------  ----
   Total Securities(2)..  $1,291,943 $ 91,263  7.06%  $1,349,793 $ 91,185  6.76%  $1,492,163 $103,631  6.95%
 Loans held for
  sale(3)...............      26,263    2,040  7.77%      20,768    1,307  6.29%      30,837    1,886  6.12%
 Loans(1)(4)............   2,736,482  234,677  8.58%   2,593,770  216,011  8.33%   2,218,972  193,588  8.66%
 Other earning assets...      21,094    1,309  6.21%      22,193    1,100  4.96%      15,210      729  4.73%
 Fees on loans held for
  sale(3)...............         --       541   --           --       606   --           --     1,037   --
                          ---------- --------  ----   ---------- --------  ----   ---------- --------  ----
   Total Interest-
    Earning Assets......  $4,075,782 $329,830  8.09%  $3,986,524 $310,209  7.78%  $3,757,182 $300,871  7.97%
 Non Interest-Earning
  Assets................     238,811                     230,138                     226,418
                          ----------                  ----------                  ----------
   Total Assets.........  $4,314,593                  $4,216,662                  $3,983,600
                          ==========                  ==========                  ==========
Liabilities and
 Stockholders' Equity
Interest-Bearing
 Liabilities:
 Interest-bearing
  demand and savings
  deposits..............  $1,004,156 $ 37,803  3.75%  $  968,111 $ 28,375  2.93%  $  872,063 $ 25,940  2.97%
 Time deposits..........   1,717,192  102,301  5.94%   1,624,495   89,007  5.48%   1,543,158   90,664  5.88%
                          ---------- --------  ----   ---------- --------  ----   ---------- --------  ----
   Total interest-
    bearing deposits....  $2,721,348 $140,104  5.15%  $2,592,606 $117,382  4.53%  $2,415,221 $116,604  4.83%
 Short-term borrowings..     570,663   35,703  6.26%     597,044   34,200  5.73%     606,768   34,855  5.68%
 Long-term borrowings...     316,680   20,014  6.32%     300,490   17,301  5.76%     278,603   16,668  5.98%
                          ---------- --------  ----   ---------- --------  ----   ---------- --------  ----
   Total Interest-
    Bearing Liabilities.  $3,608,691 $195,821  5.43%  $3,490,140 $168,883  4.84%  $3,300,592 $168,127  5.08%
Non Interest Bearing
 Liabilities:
 Demand deposits........     357,864                     360,417                     314,952
 Other liabilities......      59,218                      56,382                      55,000
                          ----------                  ----------                  ----------
   Total Liabilities....  $4,025,773                  $3,906,939                  $3,670,544
Stockholders' Equity....     288,820                     309,723                     313,056
                          ----------                  ----------                  ----------
   Total Liabilities and
    Stockholders'
    Equity..............  $4,314,593                  $4,216,662                  $3,983,600
                          ==========                  ==========                  ==========
Net Interest Income
 (FTE)..................             $134,009                    $141,326                    $132,744
                                     ========                    ========                    ========
Net Interest Spread
 (FTE)..................                       2.66%                       2.94%                       2.89%
                                               ====                        ====                        ====
Interest Rate Margin
 (FTE)..................                       3.29%                       3.55%                       3.53%
                                               ====                        ====                        ====

                               Twelve Months Ended             Twelve Months Ended
                               December 31, 2000/              December 31, 1999/
                                December 31, 1999               December 31, 1998
                         ------------------------------- -------------------------------
                          Increase   Due to               Increase   Due to
                         (Decrease) Change In Total Net  (Decrease) Change In Total Net
                          Average    Average   Increase   Average    Average   Increase
                           Volume     Rate    (Decrease)   Volume     Rate    (Decrease)
                         ---------- --------- ---------- ---------- --------- ----------
                                                 (in thousands)
Interest Income:
  Taxable securities....  $(1,508)   $ 4,466   $ 2,958    $(8,820)   $(2,635)  $(11,455)
  Tax-exempt securities
   (1)..................   (2,676)      (204)   (2,880)      (495)      (496)      (991)
                          -------    -------   -------    -------    -------   --------
    Total Securities
     (2)................   (3,995)     4,073        78     (9,678)    (2,768)   (12,446)
  Loans held for sale
   (3)..................      389        344       733       (633)        54       (579)
  Loans (1) (4).........   12,115      6,551    18,666     30,366     (7,943)    22,423
  Other earning assets..      (44)       253       209        291         80        371
  Fees on loans held for
   sale (3).............      --         (65)      (65)       --        (431)      (431)
                          -------    -------   -------    -------    -------   --------
    Total Interest-
     Earning Assets.....  $ 7,045    $12,576   $19,621    $17,481    $(8,143)  $  9,338
                          =======    =======   =======    =======    =======   ========
Interest Expense:
  Interest-bearing
   demand and savings
   deposits.............  $ 3,196    $ 6,232   $ 9,428    $ 4,402    $(1,967)  $  2,435
  Time deposits.........    5,609      7,685    13,294      4,577     (6,234)    (1,657)
                          -------    -------   -------    -------    -------   --------
    Total interest-
     bearing deposits...    6,041     16,681    22,722      8,275     (7,497)       778
  Short-term borrowings.   (1,556)     3,059     1,503       (801)       146       (655)
  Long-term borrowings..      964      1,749     2,713      1,276       (643)       633
                          -------    -------   -------    -------    -------   --------
    Total Interest-
     Bearing
     Liabilities........  $ 5,870    $21,068   $26,938    $ 9,107    $(8,351)  $    756
                          =======    =======   =======    =======    =======   ========
  Net Interest Margin /
   Net Interest Income
   (FTE)................  $ 1,175    $(8,492)  $(7,317)   $ 8,374    $   208   $  8,582
                          =======    =======   =======    =======    =======   ========

--------
The above table shows the changes in interest income (tax equivalent "FTE") and interest expense attributable to volume and rate variances. The change in interest income (tax equivalent) due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(1) The interest on tax-exempt investment securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(2) The average balances of the investments are based on amortized historical cost.
(3) The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
(4) The balances of non-accrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $3.1 million, $4.1 million, and $4.0 million for 2000, 1999 and 1998, respectively.

                                    TABLE 2

            ANALYSIS OF LOAN AND LEASE PORTFOLIO AND LOSS EXPERIENCE

                             2000        1999        1998        1997        1996
                          ----------  ----------  ----------  ----------  ----------
                                              (in thousands)
Commercial, financial
 and agricultural.......  $  697,056  $  710,302  $  659,946  $  538,259  $  483,300
Real estate.............   1,425,098   1,422,149   1,284,764   1,059,830     930,602
Real estate--
 construction...........     111,156     121,216     105,574      60,624      53,039
Installment and
 consumer...............     390,971     489,586     398,318     301,163     339,319
Direct lease financing..       2,877       3,489       3,127       3,172       2,066
                          ----------  ----------  ----------  ----------  ----------
 Gross Loans............  $2,627,158  $2,746,742  $2,451,729  $1,963,048  $1,808,326
 Unearned income........          (1)       (129)       (211)       (374)     (1,205)
                          ----------  ----------  ----------  ----------  ----------
 Loans, net of unearned
  income................  $2,627,157  $2,746,613  $2,451,518  $1,962,674  $1,807,121
 Allowance for loan and
  lease losses..........     (29,157)    (28,377)    (26,403)    (19,908)    (19,295)
                          ----------  ----------  ----------  ----------  ----------
Net Loans...............  $2,598,000  $2,718,236  $2,425,115  $1,942,766  $1,787,826
                          ==========  ==========  ==========  ==========  ==========
SUMMARY OF LOAN LOSS
 EXPERIENCE:
Allowance for loan and
 lease losses, beginning
 of year................  $   28,377  $   26,403  $   19,908  $   19,295  $   17,107
Allowance for loan and
 lease losses acquired
 through merger.........         --          --        2,146         --          --
Amounts charged-off:
 Commercial, financial
  and agricultural......       3,401       5,055       1,395       1,202         537
 Real estate............       1,663         965         480         555         273
 Installment and
  consumer..............       4,639       4,068       3,091       6,020       3,831
 Direct lease financing.         148         221          98         --          --
                          ----------  ----------  ----------  ----------  ----------
 Total Charge-offs......  $    9,851  $   10,309  $    5,064  $    7,777  $    4,641
                          ----------  ----------  ----------  ----------  ----------
Recoveries on amounts
 previously charged off:
 Commercial, financial
  and agricultural......         691         424         678         356         301
 Real estate............          98          48          47          63         281
 Installment and
  consumer..............       1,188       1,258         695         926         819
 Direct lease financing.          12           3         --          --          --
                          ----------  ----------  ----------  ----------  ----------
 Total Recoveries.......  $    1,989  $    1,733  $    1,420  $    1,345  $    1,401
                          ----------  ----------  ----------  ----------  ----------
 Net Charge-offs........  $    7,862  $    8,576  $    3,644  $    6,432  $    3,240
Provision charged to
 expense................       9,710      10,550       7,993       7,045       5,428
Reductions due to sale
 of loans...............       1,068         --          --          --          --
                          ----------  ----------  ----------  ----------  ----------
 Allowance for Loan and
  Lease Losses, end of
  year..................  $   29,157  $   28,377  $   26,403  $   19,908  $   19,295
                          ==========  ==========  ==========  ==========  ==========
NON-PERFORMING LOANS AT
 YEAR-END:
Non-accrual.............  $   22,069  $   17,829  $   18,179  $   19,491  $   12,019
Restructured............         --          --          --          377         283
                          ----------  ----------  ----------  ----------  ----------
 Total Non-performing
  Loans.................  $   22,069  $   17,829  $   18,179  $   19,868  $   12,302
                          ==========  ==========  ==========  ==========  ==========
Past due 90 days or more
 not included above.....  $   13,136  $   10,197  $    7,272  $    3,386  $    3,692
                          ==========  ==========  ==========  ==========  ==========
RATIOS:
Allowance for loan and
 lease losses to year-
 end loans..............        1.11%       1.03%       1.08%       1.01%       1.07%
Allowance to non-
 performing loans.......      132.12%     159.16%     145.24%     100.20%     156.84%
Net charge-offs to
 average loans..........        0.29%       0.33%       0.16%       0.34%       0.19%
Recoveries to charge-
 offs...................       20.19%      16.81%      28.04%      17.29%      30.19%
Non-performing loans to
 loans, net of unearned
 income.................        0.84%       0.65%       0.74%       1.01%       0.68%

   The allocation of the allowance for loan and lease losses at December 31 was as follows:

                                2000               1999               1998               1997               1996
                         ------------------ ------------------ ------------------ ------------------ ------------------
                                 Percent of         Percent of         Percent of         Percent of         Percent of
                                  Loans in           Loans in           Loans in           Loans in           Loans in
                         Amount   Category  Amount   Category  Amount   Category  Amount   Category  Amount   Category
                         ------- ---------- ------- ---------- ------- ---------- ------- ---------- ------- ----------
                                                                 (in thousands)
Commercial, financial
 and agricultural......  $12,625    26.6%   $ 7,863    26.0%   $ 6,845    27.1%   $ 5,617    27.6%   $ 5,293    26.9%
Real estate............    3,363    58.5      3,581    56.2      1,884    56.7      1,697    57.1      2,307    54.4
Installment and
 consumer..............    6,322    14.9      7,471    17.8      4,512    16.2      4,207    15.3      4,019    18.7
Impaired loans.........    4,474       *      4,469       *      3,854       *      2,311       *      1,496       *
Unallocated............    2,373       *      4,993       *      9,308       *      6,076       *      6,180       *
                         -------   -----    -------   -----    -------   -----    -------   -----    -------   -----
 Total.................  $29,157   100.0%   $28,377   100.0%   $26,403   100.0%   $19,908   100.0%   $19,295   100.0%
                         =======   =====    =======   =====    =======   =====    =======   =====    =======   =====

-------
*Not applicable

                                    TABLE 3

                  MATURITY AND INTEREST SENSITIVITY OF LOANS

                                            December 31, 2000
                           ----------------------------------------------------
                               Time Remaining to               Loans Due After
                                   Maturity                       One Year
                           -------------------------          -----------------
                                      One
                             Due       To     After            Fixed   Floating
                            Within    Five    Five            Interest Interest
                           One Year  Years    Years   Total     Rate     Rate
                           -------- -------- ------- -------- -------- --------
                                              (in thousands)
Commercial, financial and
 agricultural............. $306,347 $306,187 $84,522 $697,056 $286,323 $104,386
Real estate-construction..   54,215   46,242  10,699  111,156   55,058    1,882
                           -------- -------- ------- -------- -------- --------
   Total.................. $360,563 $352,428 $95,221 $808,212 $341,381 $106,268
                           ======== ======== ======= ======== ======== ========

                                    TABLE 4

                            MATURITY OF SECURITIES

                                                       December 31, 2000
                          -------------------------------------------------------------------------------
                                                           States and
                                              U.S.         Political       Corporate
                                           Government     Subdivisions    Obligations
                          U.S. Treasury     Agencies          (1)          and Other          Total
                          -------------  --------------  --------------  --------------  ----------------
                          Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield    Amount   Yield
                          ------- -----  -------- -----  -------- -----  -------- -----  ---------- -----
                                                        (in thousands)
Securities Available for
 Sale (2):
One year or less........  $22,370 6.38%  $ 11,037 6.38%  $ 18,920 7.62%  $ 10,746 6.07%  $   63,073 6.69%
After one through five
 years..................   13,562 5.70%    15,320 7.14%    68,749 7.58%     2,481 7.07%     100,112 7.25%
After five through ten
 years..................      --   --       3,128 8.10%    88,166 7.97%       --   --        91,294 7.97%
After ten years.........      --   --      21,730 7.11%   117,231 7.88%    32,558 6.75%     171,519 7.57%
Mortgage-backed and
 asset-backed securities
 (3)....................      --   --     725,885 6.74%       --   --      71,902 6.95%     797,787 6.76%
                          ------- ----   -------- ----   -------- ----   -------- ----   ---------- ----
   Total Securities
    Available for Sale..  $35,932 6.12%  $777,100 6.76%  $293,066 7.82%  $117,687 6.82%  $1,223,785 7.00%
                          ------- ----   -------- ----   -------- ----   -------- ----   ---------- ----
Securities Held to
 Maturity:
One year or less........  $   249 5.40%  $    --   --    $  3,556 7.34%  $    --   --    $    3,805 7.21%
After one through five
 years..................      553 5.97%       --   --       3,625 7.72%       --   --         4,178 7.49%
After five through ten
 years..................      --   --         --   --       1,944 7.37%       --   --         1,944 7.37%
After ten years.........      --   --          24 8.25%       710 7.92%       --   --           734 7.93%
                          ------- ----   -------- ----   -------- ----   -------- ----   ---------- ----
   Total Securities Held
    to Maturity.........  $   802 5.79%  $     24 8.25%  $  9,835 7.53%  $    --   -- %  $   10,661 7.40%
                          ------- ----   -------- ----   -------- ----   -------- ----   ---------- ----
   Total Securities.....  $36,734 6.12%  $777,124 6.76%  $302,901 7.81%  $117,687 6.82%  $1,234,446 7.00%
                          ======= ====   ======== ====   ======== ====   ======== ====   ========== ====

-------
(1) Yields were calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(2) Yields were calculated based on amortized cost.
(3) Mortgage-backed and asset-backed security maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties. Therefore, these securities are not included within the maturity categories above.

                                    TABLE 5

                   MATURITY OF TIME DEPOSITS $100,000 OR MORE

                                               December 31, 2000
                          ------------------------------------------------------------
                                           Time Remaining to Maturity
                          ------------------------------------------------------------
                           Due Within   Three to     Six to         After
                          Three Months Six Months Twelve Months Twelve Months  Total
                          ------------ ---------- ------------- ------------- --------
                                                 (in thousands)
Certificates of deposit.    $192,076    $107,356    $139,463      $352,184    $791,079
Other time deposits.....         203       6,728       8,080           838      15,849
                            --------    --------    --------      --------    --------
    Total...............    $192,279    $114,084    $147,543      $353,022    $806,928
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

   For core deposits (demand deposit accounts, interest checking, savings, and money market deposits) that have no contractual maturity, the table was constructed based on historical Company data.

   For interest rate swaps, caps, floors and collars, the table presents notional amounts and, if applicable, weighted-average interest rates by contractual maturity date or call date. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                                                                              There-
At December 31, 2000:       2001       2002      2003      2004      2005     after      Total     Fair Value
---------------------     ---------  --------  --------  --------  --------  --------  ----------  ----------
                                                         (in thousands)
Rate Sensitive Assets:
Fixed Interest Rate
 Loans..................  $ 585,490  $391,505  $350,327  $257,353  $101,740  $129,319  $1,815,734  $1,955,747
 Average Interest Rate..       8.60%     8.43%     8.39%     8.06%     8.77%     7.96%       8.41%
Variable Interest Rate
 Loans..................    423,414    92,317    80,743    52,597    52,383   109,969     811,423     783,127
 Average Interest Rate..       9.72%     8.64%     8.73%     8.60%     8.95%     8.42%       9.20%
Fixed Interest Rate
 Securities.............    170,108   125,982    91,455    75,833    73,190   531,765   1,068,333   1,068,307
 Average Interest Rate..       6.74%     6.60%     6.68%     6.58%     6.55%     6.25%       6.45%
Variable Interest Rate
 Securities.............     29,320    11,130    12,689     8,906     7,508    96,560     166,113     166,113
 Average Interest Rate..       6.20%     6.10%     6.26%     6.33%     6.42%     5.99%       6.09%
Other Interest-Bearing
 Assets.................     57,562       --        --        --        --        --       57,562      57,562
 Average Interest Rate..       5.54%      --        --        --        --        --         5.54%
Rate Sensitive
 Liabilities:
Non-Interest-bearing
 checking...............  $ 125,302  $ 31,132  $ 27,381  $ 24,101  $ 21,230  $164,964  $  394,110  $  294,923
 Average Interest Rate..        --         --       --        --        --        --          --
Savings & Interest-
 bearing checking.......    761,875    38,629    31,443    25,923    21,585   122,394   1,001,849     945,278
 Average Interest Rate..       4.62%     1.91%     1.75%     1.62%     1.54%     1.45%       3.89%
Time-deposits...........  1,125,858   282,746   268,556    22,809    46,782       851   1,747,602   1,759,197
 Average Interest Rate..       6.26%     6.54%     6.66%     5.91%     6.96%     6.85%       6.38%
Fixed Interest Rate
 Borrowings.............    371,605    71,664    79,250       209    15,606    44,463     582,797     601,842
 Average Interest Rate..       6.32%     6.18%     6.28%     7.40%     6.50%     8.97%       6.50%
Variable Interest Rate
 Borrowings.............    143,667       --        --        --        --        --      143,667     143,667
 Average Interest Rate..       5.83%      --        --        --        --        --         5.83%
Rate Sensitive
 Derivative Financial
 Instruments:
Pay variable/received
 fixed swap.............  $  35,000  $    --   $    --   $    --   $    --   $    --   $   35,000  $      621
 Average pay rate.......       6.60%      --        --        --        --        --         6.60%
 Average receive rate...       7.00%      --        --        --        --        --         7.00%
 Index: 3 mo. libor-
  resets quarterly
 Callable semiannually
Pay variable/received
 fixed swap.............      5,000       --        --        --        --        --        5,000         (27)
 Average pay rate.......       6.67%      --        --        --        --        --         6.67%
 Average receive rate...       6.75%      --        --        --        --        --         6.75%
 Index: 3 mo. libor-
  resets quarterly
 Callable semiannually
Pay fixed/received
 variable swap..........        --    100,000       --        --        --        --      100,000      (1,415)
 Average pay rate.......        --       5.96%      --        --        --        --         5.96%
 Average receive rate...        --       6.21%      --        --        --        --         6.21%
 Index: 90 day Treasury-
  resets monthly
Pay fixed/received
 variable swap..........     20,000       --        --        --        --        --       20,000           4
 Average pay rate.......       6.46%      --        --        --        --        --         6.46%
 Average receive rate...       6.76%      --        --        --        --        --         6.76%
 Index: 3 mo. libor-
  resets quarterly
Pay fixed/received
 variable swap..........        --     30,000       --        --        --        --       30,000        (798)
 Average pay rate.......        --       7.43%      --        --        --        --         7.43%
 Average receive rate...        --       6.56%      --        --        --        --         6.56%
 Index: 3 mo. libor-
  resets quarterly

                                                                              There-
At December 31, 2000:       2001       2002      2003      2004      2005     after      Total     Fair Value
---------------------     ---------  --------  --------  --------  --------  --------  ----------  ----------
                                                         (in thousands)
Rate Sensitive
 Derivative Financial
 Instruments:
Interest rate caps......  $     --   $    --   $ 20,000  $    --   $    --   $    --   $   20,000  $       78
 Average strike rate....        --        --       5.75%      --        --        --         5.75%
 Index: 3 mo. Treasury-
  resets monthly
Interest rate caps......        --     20,000       --        --        --        --       20,000           5
 Average strike rate....        --       6.75%      --        --        --        --         6.75%
 Index: 3 mo. Treasury-
  resets monthly
Interest rate caps......    100,000       --        --        --        --        --      100,000         --
 Average strike rate....       6.75%      --        --        --        --        --         6.75%
 Index: 3 mo. libor-
  resets monthly
Interest rate caps......        --        --        --     20,000       --        --       20,000           3
 Average strike rate....        --        --        --       8.00%      --        --         8.00%
 Index: 3 mo. libor-
  resets quarterly
Interest rate floors....        --        --     10,000       --        --        --       10,000          23
 Average strike rate....        --        --       4.75%      --        --        --         4.75%
 Index: 3 mo. libor-
  resets quarterly
Interest rate floors....        --        --     10,000       --        --        --       10,000         106
 Average strike rate....        --        --       5.25%      --        --        --         5.25%
 Index: 10 year CMT-
  resets quarterly
Interest rate collars...     50,000       --        --        --        --        --       50,000          (7)
 Floor rate.............       5.50%      --        --        --        --        --         5.50%
 Cap rate...............       6.75%      --        --        --        --        --         6.75%
 Index: 1 mo. libor-
  resets monthly
Interest rate collars...     25,000    10,000       --        --        --        --       35,000          (3)
 Floor rate.............       5.61%     5.61%      --        --        --        --         5.61%
 Cap rate...............       6.31%     6.31%      --        --        --        --         6.31%
 Index: 3 mo. libor-
  resets monthly
                                                                              There-
At December 31, 1999:       2000       2001      2002      2003      2004     after      Total     Fair Value
---------------------     ---------  --------  --------  --------  --------  --------  ----------  ----------
                                                         (in thousands)
Rate Sensitive Assets:
Fixed Interest Rate
 Loans..................  $ 654,615  $406,076  $360,668  $256,941  $218,150  $163,619  $2,060,069  $2,112,610
 Average Interest Rate..       7.87%     8.22%     8.14%     7.99%     7.90%     7.50%       7.98%
Variable Interest Rate
 Loans..................    353,864    86,177    69,691    45,094    39,107    92,611     686,544     696,723
 Average Interest Rate..       8.98%     8.30%     8.47%     8.52%     8.45%     8.56%       8.73%
Fixed Interest Rate
 Securities.............     93,822   125,977    95,704    77,846    61,984   613,800   1,069,133   1,068,974
 Average Interest Rate..       6.26%     6.43%     6.26%     6.40%     6.27%     6.12%       6.21%
Variable Interest Rate
 Securities.............     12,459     6,297     6,320     8,087     7,358   131,719     172,240     172,240
 Average Interest Rate..       7.91%    10.53%     9.74%     8.71%     8.22%     6.92%       7.37%
Other Interest-Bearing
 Assets.................      6,039       --        --        --        --        --        6,039       6,039
 Average Interest Rate..       5.43%      --        --        --        --        --         5.43%
Rate Sensitive
 Liabilities:
Non-Interest-bearing
 checking...............  $ 127,017  $    --   $150,787  $    --   $ 75,666  $ 24,859  $  378,329  $  333,686
 Average Interest Rate..        --        --        --        --        --        --          --
Savings & Interest-
 bearing checking.......    310,792       --    502,988       --     78,159    78,159     970,098     937,303
 Average Interest Rate..       4.35%      --       3.24%      --       1.71%     1.71%       3.35%
Time-deposits...........  1,168,920   289,560    79,429    50,849    31,995    47,228   1,667,981   1,665,665
 Average Interest Rate..       5.47%     5.55%     5.86%     5.63%     5.86%     6.70%       5.55%
Fixed Interest Rate
 Borrowings.............    515,952    59,201    42,543     3,000    40,270    78,997     739,963     747,407
 Average Interest Rate..       5.91%     5.34%     5.98%     5.25%     5.50%     7.36%       6.00%
Variable Interest Rate
 Borrowings.............    194,705    50,000       --        --        --        --      244,705     244,525
 Average Interest Rate..       5.27%     5.33%      --        --        --        --         5.28%

                                                                  There-            Fair
At December 31, 1999:      2000    2001    2002    2003    2004    after    Total   Value
---------------------     ------  ------  ------  ------  ------  -------  -------  -----
                                               (in thousands)
Rate Sensitive
 Derivative Financial
 Instruments:
Pay variable/received
 fixed swap.............  $  --   $  --   $  --   $  --   $  --   $40,000  $40,000  $(569)
 Average pay rate.......     --      --      --      --      --      5.96%    5.96%
 Average receive rate...     --      --      --      --      --      6.97%    6.97%
 Index: 3 mo. libor-
  resets quarterly
 Callable semiannually
Pay fixed/received
 variable swap..........  25,000     --      --      --      --       --    25,000    169
 Average pay rate.......    8.52%    --      --      --      --       --      8.52%
 Average receive rate...    8.75%    --      --      --      --       --      8.75%
 Index: Prime-resets
  monthly
Pay fixed/received
 variable swap..........     --   20,000     --      --      --       --    20,000     27
 Average pay rate.......     --     6.46%    --      --      --       --      6.46%
 Average receive rate...     --     6.07%    --      --      --       --      6.07%
 Index: 3 mo. libor-
  resets quarterly
Pay fixed/received
 variable swap..........  15,000     --      --      --      --       --    15,000     22
 Average pay rate.......    5.72%    --      --      --      --       --      5.72%
 Average receive rate...    6.17%    --      --      --      --       --      6.17%
 Index: 3 mo. libor-
  resets quarterly
Interest rate caps......     --      --   20,000  20,000     --       --    40,000    724
 Average strike rate....     --      --     5.75%   5.75%    --       --      5.75%
 Index: 3 mo. Treasury-
  resets quarterly
Interest rate caps......     --      --      --      --   20,000      --    20,000    321
 Average strike rate....     --      --      --      --     8.00%     --      8.00%
 Index: 3 mo. libor-
  resets quarterly
Interest rate floors....     --      --      --   10,000     --       --    10,000     14
 Average strike rate....     --      --      --     4.75%    --       --      4.75%
 Index: 3 mo. libor-
  resets quarterly
Interest rate floors....     --      --      --   10,000     --       --    10,000     25
 Average strike rate....     --      --      --     5.25%    --       --      5.25%
 Index: 10 year CMT-
  resets quarterly
Interest rate collars...     --   50,000     --      --      --       --    50,000    397
 Floor rate.............     --     5.50%    --      --      --       --      5.50%
 Cap rate...............     --     5.90%    --      --      --       --      5.90%
 Index: 1 mo. libor-
  resets monthly
Interest rate collars...  15,000  25,000  10,000     --      --       --    50,000    270
 Floor rate.............    5.61%   5.61%   5.61%    --      --       --      5.61%
 Cap rate...............    6.31%   6.31%   6.31%    --      --       --      6.31%
 Index: 3 mo. libor-
  resets monthly

   The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, on January 1, 2001. This Statement outlines accounting and reporting standards for derivative instruments and hedging activities.

   Under this standard, all derivatives will be recognized at fair value in the consolidated balance sheets. Changes in fair value for derivatives that are not hedges will be recognized in the Consolidated Statement of Income (Income Statement) as they arise. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset in the Income Statement against the change in the fair value of the hedged asset, liability or firm commitment or it will be recognized in other comprehensive income until the hedged item is recognized in the Income Statement. If the change in the fair value of the derivative is not completely offset by the change in the value of the item it is hedging, the difference will be recognized immediately in the Income Statement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                         As of December 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
                                                           (in thousands,
                                                         except share data)
ASSETS
  Cash and cash equivalents............................ $  118,807  $  179,113
  Interest earning deposits in banks...................     21,562       6,039
  Federal funds sold and other short-term investments..     36,000         --
  Loans and leases held for sale.......................     27,466      13,974
  Securities available for sale........................  1,223,785   1,227,396
  Securities held to maturity (fair value of $10,635 in
   2000; $13,818 in 1999)..............................     10,661      13,977
                                                        ----------  ----------
      Total Securities................................. $1,234,446  $1,241,373
  Loans and leases, net of unearned income.............  2,627,157   2,746,613
  Allowance for loan and lease losses..................    (29,157)    (28,377)
                                                        ----------  ----------
      Net Loans and Leases............................. $2,598,000  $2,718,236
  Premises and equipment, net..........................     52,554      55,618
  Intangible assets, net...............................     16,683      17,102
  Foreclosed real estate...............................      3,282       2,675
  Other assets.........................................    135,306     113,491
                                                        ----------  ----------
      Total Assets..................................... $4,244,106  $4,347,621
                                                        ==========  ==========
LIABILITIES
  Deposits:
    Demand deposits.................................... $1,268,253  $1,202,632
    Savings deposits...................................    127,706     145,795
    Other time deposits................................  1,747,602   1,667,981
                                                        ----------  ----------
      Total Deposits................................... $3,143,561  $3,016,408
    Short-term borrowings..............................    460,634     699,398
    Long-term borrowings...............................    265,830     285,270
    Other liabilities..................................     65,584      52,817
                                                        ----------  ----------
      Total Liabilities................................ $3,935,609  $4,053,893
                                                        ----------  ----------
STOCKHOLDERS' EQUITY
  Preferred stock, $1 par value: authorized 10,000,000
   shares; issued none................................. $      --   $      --
  Common stock, $.22 par value: authorized 45,000,000
   shares;

                   2000       1999
                ---------- ----------
    Issued      29,700,201 29,648,571
    Outstanding 25,985,432 27,949,431

                                                              6,596       6,585
  Additional paid-in capital............................     74,900      74,244
  Retained earnings.....................................    297,703     271,781
  Deferred compensation.................................     (1,651)     (1,533)
  Treasury stock........................................    (69,385)    (30,442)
  Accumulated other comprehensive income (loss).........        334     (26,907)
                                                         ----------  ----------
      Total Stockholders' Equity........................ $  308,497  $  293,728
                                                         ----------  ----------
      Total Liabilities and Stockholders' Equity........ $4,244,106  $4,347,621
                                                         ==========  ==========

          See accompanying notes to consolidated financial statements.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                      Years ended December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
                                                     (in thousands, except per
                                                            share data)
INTEREST INCOME
  Interest and fees on loans and leases............. $233,762 $215,173 $192,974
  Interest on securities:
    Taxable.........................................   68,289   65,331   76,786
    Tax-exempt......................................   14,933   16,805   17,449
                                                     -------- -------- --------
      Total Income from Securities.................. $ 83,222 $ 82,136 $ 94,235
  Interest on federal funds sold and other short-
   term investments.................................      355      304      364
  Interest and fees on loans and leases held for
   sale.............................................    2,581    1,913    2,923
  Interest on deposits in banks.....................      954      796      365
                                                     -------- -------- --------
      Total Interest Income......................... $320,874 $300,322 $290,861
INTEREST EXPENSE
  Interest on deposits.............................. $140,339 $118,009 $116,604
  Interest on short-term borrowings.................   36,041   32,573   34,855
  Interest on long-term borrowings..................   19,441   18,301   16,668
                                                     -------- -------- --------
      Total Interest Expense........................ $195,821 $168,883 $168,127
                                                     -------- -------- --------
      Net Interest Income........................... $125,053 $131,439 $122,734
  Provision for loan and lease losses...............    9,710   10,550    7,993
                                                     -------- -------- --------
      Net Interest Income After Provision for Loan
       and Lease Losses............................. $115,343 $120,889 $114,741
NON-INTEREST INCOME
  Trust and asset management income................. $ 30,085 $ 28,872 $ 23,721
  Service charges on deposits.......................   11,480   10,176    8,831
  Mortgage revenues.................................    5,413    8,111    9,671
  Other.............................................   13,291   11,468   11,209
                                                     -------- -------- --------
      Total Non-Interest Income, Excluding Net
       Realized Security Gains...................... $ 60,269 $ 58,627 $ 53,432
  Net realized security gains.......................    1,793      530    4,427
                                                     -------- -------- --------
      Total Non-Interest Income..................... $ 62,062 $ 59,157 $ 57,859
OPERATING EXPENSES
  Compensation expense.............................. $ 53,174 $ 55,598 $ 51,469
  Employee benefits.................................   13,641   13,441   12,964
  Net occupancy expense.............................    7,271    6,711    6,750
  Equipment expense.................................    8,481    9,026    7,895
  Data processing expense...........................    5,844    7,150    5,339
  Professional fees.................................    3,770    5,262    5,723
  Communication expense.............................    3,981    4,092    3,598
  Advertising and business development..............    3,797    3,597    3,771
  Amortization of intangible assets.................    2,106    1,991    2,536
  Other.............................................   15,901   17,923   18,660
                                                     -------- -------- --------
      Total Operating Expenses...................... $117,966 $124,791 $118,705
                                                     -------- -------- --------
      Income Before Income Taxes.................... $ 59,439 $ 55,255 $ 53,895
  Income taxes......................................   16,356   15,106   14,314
                                                     -------- -------- --------
      Net Income.................................... $ 43,083 $ 40,149 $ 39,581
                                                     ======== ======== ========
Basic Earnings Per Common Share..................... $   1.60 $   1.42 $   1.39
Diluted Earnings Per Common Share...................     1.58     1.40     1.36
Dividends Per Common Share..........................     0.64     0.56     0.54
Average Common Shares Outstanding...................   26,930   28,304   28,515
Average Diluted Shares Outstanding..................   27,237   28,730   29,098

          See accompanying notes to consolidated financial statements.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                              Accumulated
                                 Additional                                      Other         Total
                          Common  Paid-in   Retained    Deferred   Treasury  Comprehensive Stockholders'
                          Stock   Capital   Earnings  Compensation  Stock    Income (Loss)    Equity
                          ------ ---------- --------  ------------ --------  ------------- -------------
                                               (in thousands, except share data)
Balance at December 31,
 1997...................  $6,152  $73,262   $206,235    $(1,478)   $ (5,069)   $  8,374      $287,476
                          ------  -------   --------    -------    --------    --------      --------
Comprehensive Income:
 Net Income.............     --       --      39,581        --          --          --         39,581
 Unrealized holding
  losses on securities
  available for sale
  arising during the
  period................     --       --         --         --          --      (15,143)      (15,143)
 Less reclassification
  adjustment for
  realized gains
  included in net
  income................     --       --         --         --          --       (4,427)       (4,427)
 Income tax effect
  related to items of
  other comprehensive
  income................     --       --         --         --          --        7,752         7,752
                          ------  -------   --------    -------    --------    --------      --------
Net unrealized gains
 (losses) on securities
 available for sale.....     --       --         --         --          --      (11,818)      (11,818)
                          ------  -------   --------    -------    --------    --------      --------
Comprehensive Income....     --       --      39,581        --          --      (11,818)       27,763
                          ------  -------   --------    -------    --------    --------      --------
 Cash dividends on
  common stock--$.54 per
  share.................     --       --     (15,404)       --          --          --        (15,404)
 Issuance of 1,912,357
  common shares for
  Midwest Federal
  Financial Corp........     420    2,314     17,074        --          --          178        19,986
 Reissuance of 340,471
  treasury shares for
  Investors Management
  Group, Ltd............     --       578        --         --        7,944         --          8,522
 Purchase of 826,980
  shares for the
  treasury..............     --       --         --         --      (19,745)        --        (19,745)
 Reissuance of 27,174
  treasury shares under
  non-employee directors
  stock plans...........     --       290        --        (692)        402         --            --
 Deferred compensation
  expense...............     --       --         --         464         --          --            464
 Reissuance of 462,109
  treasury shares for
  employee incentive
  plans.................     --    (1,366)       --         --        8,206         --          6,840
 Repayment of ESOP loan,
  37 shares returned to
  treasury..............     --       182        --         --           (1)        --            181
                          ------  -------   --------    -------    --------    --------      --------
Balance at December 31,
 1998...................  $6,572  $75,260   $247,486    $(1,706)   $ (8,263)   $ (3,266)     $316,083
                          ======  =======   ========    =======    ========    ========      ========
Comprehensive Income:
 Net Income.............     --       --      40,149        --          --          --         40,149
 Unrealized holding
  losses on securities
  available for sale
  arising during the
  period................     --       --         --         --          --      (38,318)      (38,318)
 Less reclassification
  adjustment for
  realized gains
  included in net
  income................     --       --         --         --          --         (530)         (530)
 Income tax effect
  related to items of
  other comprehensive
  income................     --       --         --         --          --       15,207        15,207
                          ------  -------   --------    -------    --------    --------      --------
Net unrealized gains
 (losses) on securities
 available for sale.....     --       --         --         --          --      (23,641)      (23,641)
                          ------  -------   --------    -------    --------    --------      --------
Comprehensive Income....     --       --      40,149        --          --      (23,641)       16,508
                          ------  -------   --------    -------    --------    --------      --------
 Cash dividends on
  common stock--$.56 per
  share.................     --       --     (15,854)       --          --          --        (15,854)
 Purchase of 1,315,679
  shares for the
  treasury..............     --       --         --         --      (30,527)        --        (30,527)
 Reissuance of 14,393
  treasury shares under
  non-employee directors
  stock plans...........     --        (9)       --        (321)        330         --            --
 Deferred compensation
  expense...............     --       --         --         494         --          --            494
 Reissuance of 357,967
  treasury shares for
  employee incentive
  plans.................     --    (1,967)       --         --        8,019         --          6,052
 Issuance of 55,076
  common shares for
  Employee Stock Plan...      13      960        --         --          --          --            973
 Repayment of ESOP loan,
  24 shares returned to
  treasury..............     --       --         --         --           (1)        --             (1)
                          ------  -------   --------    -------    --------    --------      --------
Balance at December 31,
 1999...................  $6,585  $74,244   $271,781    $(1,533)   $(30,442)   $(26,907)     $293,728
                          ======  =======   ========    =======    ========    ========      ========
Comprehensive Income:
 Net Income.............     --       --      43,083        --          --          --         43,083
 Unrealized holding
  gains on securities
  available for sale
  arising during the
  period................     --       --         --         --          --       46,549        46,549
 Less reclassification
  adjustment for
  realized gains
  included in net
  income................     --       --         --         --          --       (1,793)       (1,793)
 Income tax effect
  related to items of
  other comprehensive
  income................     --       --         --         --          --      (17,515)      (17,515)
                          ------  -------   --------    -------    --------    --------      --------
Net unrealized gains
 (losses) on securities
 available for sale.....     --       --         --         --          --       27,241        27,241
                          ------  -------   --------    -------    --------    --------      --------
Comprehensive Income ...     --       --      43,083        --          --       27,241        70,324
                          ------  -------   --------    -------    --------    --------      --------
 Cash dividends on
  common stock--$.64 per
  share ................     --       --     (17,161)       --          --          --        (17,161)
 Purchase of 2,208,164
  shares for the
  treasury..............     --       --         --         --      (42,882)        --        (42,882)
 Reissuance of 9,841
  treasury shares under
  non-employee directors
  stock plan............     --         4        --          (6)        147         --            145
 Deferred compensation
  expense...............     --       --         --         524         --          --            524
 Reissuance of 182,694
  treasury shares for
  employee incentive
  plans.................     --      (120)       --        (636)      3,792         --          3,036
 Issuance of 51,630
  common shares for
  Employee Stock Plan...      11      772        --         --          --          --            783
                          ------  -------   --------    -------    --------    --------      --------
Balance at December 31,
 2000...................  $6,596  $74,900   $297,703    $(1,651)   $(69,385)   $    334      $308,497
                          ======  =======   ========    =======    ========    ========      ========

          See accompanying notes to consolidated financial statements.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years ended December 31,
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  ---------
                                                      (in thousands)
Cash Flows From Operating Activities
Net income...................................  $  43,083  $  40,149  $  39,581
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization of premises
  and equipment..............................      7,059      7,165      6,854
 Amortization and accretion of securities,
  net........................................      1,718      9,033     10,252
 Provision for loan and lease losses.........      9,710     10,550      7,993
 Amortization of intangible assets...........      2,106      1,991      2,536
 Net gain on sale of securities available
  for sale...................................     (1,793)      (530)    (4,427)
 Net gain on sale of loans held for sale.....     (1,439)       --         --
 Deferred income taxes.......................      1,372       (596)    (1,154)
 Originations of loans held for sale.........   (311,393)  (270,404)  (478,921)
 Proceeds from sales of loans held for sale..    299,340    303,266    463,811
 Tax benefit on exercise of stock options....       (320)    (1,738)    (2,292)
 Other, net..................................     11,133    (14,810)     7,711
                                               ---------  ---------  ---------
   Net cash provided by operating activities.  $  60,576  $  84,076  $  51,944
                                               ---------  ---------  ---------
Cash Flows From Investing Activities
Proceeds from maturities of securities
 available for sale..........................  $ 175,881  $ 324,914  $ 487,143
Proceeds from maturities of securities held
 to maturity.................................      3,025      3,162      2,425
Proceeds from sales of securities available
 for sale....................................    132,501    153,935    405,906
Purchase of securities held to maturity......        --      (1,003)    (4,411)
Purchase of securities available for sale....   (208,105)  (406,745)  (777,576)
Net (increase) decrease in federal funds sold
 and other short-term investments............    (36,000)     9,427     (8,794)
Net (increase) decrease in interest earning
 deposits in banks...........................    (15,523)     7,358    (11,186)
Proceeds from the sale of credit card
 receivables.................................        --         --       5,815
Proceeds from the sale of loans and leases...      5,130     22,756      6,047
Net decrease (increase) in loans and leases..     50,187   (348,827)  (335,458)
Premises and equipment expenditures, net.....     (3,996)    (4,010)    (6,515)
Investment in bank owned life insurance......    (40,000)      (127)   (10,798)
Proceeds from the sale of foreclosed real
 estate......................................      3,037      2,931      2,294
Net cash and cash equivalents acquired
 through acquisitions........................        --         --       5,763
                                               ---------  ---------  ---------
   Net cash provided by (used for) investing
    activities...............................  $  66,137  $(236,229) $(239,345)
                                               ---------  ---------  ---------
Cash Flows From Financing Activities
Net increase (decrease) in demand deposits
 and savings accounts........................  $  47,532  $  (3,738) $ 191,183
Net increase in other time deposits..........     79,621     72,422     65,897
Net (decrease) increase in short-term
 borrowings..................................   (238,855)   126,037   (178,948)
Proceeds from long-term borrowings...........     65,000     96,500    174,800
Payment of long-term borrowings..............    (84,413)   (66,535)      (533)
Dividends paid...............................    (17,161)   (15,854)   (15,404)
Issuance of common shares for employee stock
 plan........................................        783        973        --
Reissuance of treasury shares for employee
 benefit incentive plans.....................      3,356      7,789      9,132
Purchase of shares for the treasury..........    (42,882)   (30,527)   (19,745)
                                               ---------  ---------  ---------
   Net cash (used for) provided by financing
    activities...............................  $(187,019) $ 187,067  $ 226,382
                                               ---------  ---------  ---------
Net change in cash and cash equivalents......  $ (60,306) $  34,914  $  38,981
Cash and cash equivalents:
 Beginning of year...........................    179,113    144,199    105,218
                                               ---------  ---------  ---------
 End of year.................................  $ 118,807  $ 179,113  $ 144,199
                                               =========  =========  =========
Supplemental Disclosures of Cash Flow
 Information
Cash payments for:
 Interest paid to depositors.................  $ 133,512  $ 116,685  $ 115,003
 Interest paid on borrowings.................     55,389     50,808     52,517
 Income taxes paid...........................     14,029     14,516     14,425
Non-Cash Investing and Financing
Non-cash transfer of loans to securities.....     51,548     19,174        --
Foreclosed real estate--acquired in
 settlement of loans.........................      3,740      3,394      3,308
Transfer of long-term borrowings to short-
 term borrowings.............................         91     75,150     28,150
Common stock issued for Midwest Federal
 Financial Corp..............................        --         --      19,986
Common stock issued for Investors Management
 Group, Ltd..................................        --         --       8,522

          See accompanying notes to consolidated financial statements.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 2000, 1999, and 1998

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accounting and reporting policies of AMCORE Financial, Inc. and subsidiaries (Company) conform to accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from those estimates. The following is a summary of the more significant accounting policies of the Company.

Description of the Business

   The Company is a bank holding company headquartered in Rockford, Illinois, and conducts its principal business activities with businesses and individuals located within northern Illinois, and south central Wisconsin. The primary business of the Company is the extension of credit and the collection of deposits with commercial and industrial, agricultural, real estate and consumer loan customers throughout northern Illinois and south central Wisconsin. Although the Company has a diversified loan portfolio, adverse changes in the local economy would have a direct impact on the credit risk in the portfolio.

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

Loans and Leases Held for Sale

   Loans originated and intended for sale in the secondary market are recorded at the lower of cost or fair value in the aggregate. Gains and losses on the sale of loans are included in other non-interest income.

Securities

   Securities are classified into three categories: held to maturity, available for sale and trading. Securities for which the Company has the ability and the intent to hold to maturity are classified as held to maturity and are reported at amortized cost. Securities held for resale are classified as trading securities and are reported at fair value with unrealized gains and losses recorded in earnings. Securities, which are neither held to maturity nor trading, are classified as available for sale and are reported at fair value. The level yield method is used for the amortization and accretion of premiums and discounts. The cost of securities sold is determined on a specific identification method. There were no trading securities outstanding at December 31, 2000 and 1999.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

   When it is determined that securities are impaired and the impairment is other than temporary, an impairment loss is recorded in earnings and a new cost basis is established for the security.

Loans and Leases

   Loans and leases that management has the ability and intent to hold for the foreseeable future are carried at their principal amount outstanding plus any unamortized net deferred origination costs or less any unamortized net deferred origination fees less unearned income. Interest on commercial, real estate, and certain installment and consumer loans is accrued and recognized as income based upon the outstanding principal amount and the contractual interest rate of each loan. Unearned interest on discounted installment loans has been recognized as income using methods which approximate level rates of return over the terms of the loans. Loan origination fees and certain direct origination costs on loans retained in the portfolio are deferred and amortized over the expected life of each loan as an adjustment of the related loan's yield. Certain financing leases are originated and sold with limited recourse. A liability is recorded for the estimated amount of recourse due to uncollectible leases and is a component of the gain or loss recognized on sale.

   Loans measured for impairment include commercial, financial, agricultural, real estate commercial and commercial real estate construction loans. Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows, or alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral-dependent, and for which management has determined foreclosure is probable, the measure of impairment is based on the fair value of the collateral.

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

Allowance for Loan and Lease Losses

   The allowance for loan and lease losses is established as losses are estimated to have occurred through a provision for loan and lease losses charged to expense. Loan and lease losses are charged against the allowance when management believes the uncollectibility of principal will occur. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan and lease losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of loans and leases in light of historical loan and lease loss experience, overall loan portfolio quality, the nature of and size of the portfolio, specific adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management uses the best information available to make its evaluation,

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES
future adjustments to the allowance may be necessary as more information becomes available or if there are significant changes in economic conditions or other factors.

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

Foreclosed Real Estate

   Foreclosed real estate comprises real properties acquired in partial or full satisfaction of loans. These properties are carried as other assets at the lower of cost or fair value less estimated costs to sell the properties. When the property is acquired through foreclosure, any excess of the related loan balance over the fair value less expected sales costs, is charged against the allowance for loan and lease losses. Subsequent write-downs or gains and losses upon sale, if any, are charged to other operating expense.

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

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

Loan Securitization and Sales of Receivables

   When the Company sells receivables in securitizations of automobile loans, it retains; interest-only strips, a subordinated credit enhancement tranche and servicing rights, all of which are retained interests in the securitized assets. Gain or loss on sale of the receivables is determined based upon the proceeds from the sale and on the previous net carrying amount of the automobile loan receivables involved in the transfer, allocated between the assets sold and the retained interests based on their fair value at the date of transfer. If available, quoted market prices are used to determine fair value. As quoted market prices are generally not available for retained interests, the Company generally estimates fair value based on the present value of future cash flows expected. Key assumptions made by management include--credit losses, prepayment speeds and discount rates commensurate with the risks involved.

Impairment of Long-Lived Assets

   Long-lived assets including certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized by a reduction to the carrying amount of the asset, thus establishing a new cost basis, with an offsetting charge to expense.

Trust Assets

   Assets that are held by subsidiaries in a fiduciary or agency capacity are not included in the consolidated financial statements as they are not assets of the Company. The total assets under management at December 31, 2000 were $4.4 billion.

Financial Instruments with Off-Balance Sheet Risk

   The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to effectively manage its exposure to market risk. Interest rate derivative financial instruments (swap, floor and cap agreements) are used to manage interest rate exposure by hedging the cash flows or fair values of certain assets and liabilities. Income and expense are accrued under the terms of the agreements based on expected settlement payments, and are recorded as a component of net interest income. Fees paid on these financial contracts are amortized over their contractual life as a component of the interest reported on the asset or liability hedged. If a hedged asset or liability settles before maturity of the instruments used as a hedge, the derivatives can be redesignated to hedge a similar asset or liability. Any hedge not qualifying as a hedge for financial accounting purposes is marked to market through earnings. Gains and losses on sales or cancellation of derivative financial instruments which are used to manage interest rate risk or which are considered hedges are deferred and amortized into income or expenses over the original maturity period of the financial instrument.

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

New Accounting Standards

   In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities--a replacement of FASB Statement No. 125". This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relative to securitization transactions and collateral for fiscal years ending after December 15, 2000.

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25". This Interpretation clarifies the application of Opinion 25 for only certain issues. Among other issues, this Interpretation clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occurred after either December 15, 1998, or January 12, 2000.

   The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 138, on January 1, 2001. This Statement outlines accounting and reporting standards for derivative instruments and hedging activities.

   Under this standard, all derivatives will be recognized at fair value in the consolidated balance sheets. Changes in fair value for derivatives that are not hedges will be recognized in the Consolidated Statement of Income (Income Statement) as they arise. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset in the Income Statement against the change in the fair value of the hedged asset, liability or firm commitment or it will be recognized in other comprehensive income until the hedged item is recognized in the Income Statement. If the change in the fair value of the derivative is not completely offset by the change in the value of the item it is hedging, the difference will be recognized immediately in the Income Statement.

   Because SFAS No. 133 was effective January 1, 2001, the impact of the transition to this standard on the Company's earnings and financial position was dependent on the composition of the hedging portfolio at that date. The transition adjustments, net of tax, arising from its application increased consolidated assets by $2.1

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES
million, increased consolidated liabilities by $3.4 million, decreased other comprehensive income by $1.5 million, and increased net income by $225,000. Included in these amounts are $10.7 million of held to maturity securities which were reclassified to available for sale as part of the adoption of this standard.

NOTE 2--MERGERS, ACQUISITIONS AND DIVESTITURES

Mergers occurred during the reported periods as follows:

   On March 31, 1999, Wellmark Capital Value, Inc. (WCV) of Des Moines, Iowa was acquired by the Company for $50,000. Additional cash payments of $174,000 were contingent upon WCV's performance from acquisition through March 31, 2001. Based on the attainment of performance targets in 2000, $87,000 was earned and paid. An additional $87,000 may be paid in 2001, contingent upon the level of assets under management. The transaction was accounted for as a purchase.

   On March 27, 1998, Midwest Federal Financial Corp. (Midwest), a one-bank holding company, merged into the Company, which issued 1,912,357 common shares in exchange for the 1,628,924 outstanding Midwest shares. At the date of the merger, Midwest had total assets of approximately $211 million. This transaction was accounted for as a pooling of interests, however, the size of the transaction was not material to the Company's consolidated financial statements. Therefore, results previous to the date of acquisition were not restated. The results of Midwest's operations have been included in the Company's operating results since March 27, 1998. In connection with this merger, the Company recorded charges of $3.3 million in 1998 for merger-related costs. The charges include costs for data conversion expenses, professional fees, severance and personnel related costs, and other miscellaneous costs. At December 31, 1999, there was no remaining liability relating to the merger.

   On February 17, 1998, Investors Management Group, LTD (IMG), an asset management firm, was acquired by the Company. AMCORE issued 270,139 shares at closing for an approximate value of $6.0 million. The issuance of additional shares valued at $4.8 million were contingent upon IMG's performance from 1998 through 2000. Based on the attainment of performance targets in 2000, 1999 and 1998, shares valued at $1.6 million each year were earned (79,451, 65,595 and 70,284 shares, respectively) and increased the purchase price allocable to goodwill. At the date of the acquisition, IMG had approximately $1.6 billion in assets under management. This transaction was accounted for as a purchase. The results of IMG's operations have been included in the Company's operating results since February 17, 1998. The excess of the purchase price over the fair value of assets acquired was recorded as goodwill in the amount of $12.0 million, and is being amortized over fifteen years using the straight-line method.

Pending Divestitures:

   On October 11, 2000, the Company announced that it was considering the sale of ten branches (the "Branch Sales") as part of its strategic objective to invest in and reallocate capital to high growth Midwestern markets. The branches considered for sale included Aledo, Gridley, Mendota, Freeport, Mount Morris, Oregon, Ashton, Rochelle, Wyanet and Sheffield. As of December 31, 2000, no firm commitments had been made with respect to the sale of any of the branches. On January 25, 2001, the Company announced that it had reached a definitive agreement for the sale of its Ashton and Rochelle branch locations to First National Bank of Rochelle. On February 15, 2001, the Company announced that it had reached a definitive agreement for the sale of its Mount Morris branch to UNION Savings BANK, Freeport, Illinois. On March 5, 2001, the Company announced that it had reached a definitive agreement for the sale of its Aledo branch to THE National Bank, Bettendorf, Iowa. On March 8, 2001, the Company announced that it had reached a definitive agreement for the sale of its Sheffield and Wyanet locations to Peoples National Bank of Kewanee.

   The Company continues to pursue the sale of the Gridley branch and will only consider a sale if the Company believes that full financial value will be realized. However, the Company has concluded that Mendota, Oregon and Freeport no longer fit in its contemplated divestiture program and are no longer being considered for sale. Combined the seven branches represent approximately $74.6 million in loans and other assets and $191.7 million in deposits. The Company expects the Branch Sales will result in gains individually and in total.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 3--SECURITIES

   A summary of securities at December 31, 2000, 1999, and 1998 were as follows:

                                                 Gross      Gross
                                    Amortized  Unrealized Unrealized    Fair
                                       Cost      Gains      Losses     Value
                                    ---------- ---------- ---------- ----------
                                                  (in thousands)
At December 31, 2000
  Securities Available for Sale:
    U.S. Treasury.................. $   35,751  $   215    $    (34) $   35,932
    U.S. Government agencies.......     51,091      142         (18)     51,215
    Agency mortgage-backed
     securities....................    728,782    4,737      (7,634)    725,885
    State and political
     subdivisions..................    289,496    5,630      (2,060)    293,066
    Corporate obligations and
     other.........................    118,201      296        (810)    117,687
                                    ----------  -------    --------  ----------
      Total Securities Available
       for Sale.................... $1,223,321  $11,020    $(10,556) $1,223,785
                                    ==========  =======    ========  ==========
  Securities Held to Maturity:
    U.S. Treasury.................. $      802  $     4    $    --   $      806
    U.S. Government agencies.......         24      --          --           24
    State and political
     subdivisions..................      9,835       47         (77)      9,805
                                    ----------  -------    --------  ----------
      Total Securities Held to
       Maturity.................... $   10,661  $    51    $    (77) $   10,635
                                    ----------  -------    --------  ----------
      Total Securities............. $1,233,982  $11,071    $(10,633) $1,234,420
                                    ==========  =======    ========  ==========
At December 31, 1999
  Securities Available for Sale:
    U.S. Treasury.................. $   61,466  $   171    $   (258) $   61,379
    U.S. Government agencies.......     32,390        3        (847)     31,546
    Agency mortgage-backed
     securities....................    746,953    1,308     (31,951)    716,310
    State and political
     subdivisions..................    299,304    1,254     (11,055)    289,503
    Corporate obligations and
     other.........................    131,572       85      (2,999)    128,658
                                    ----------  -------    --------  ----------
      Total Securities Available
       for Sale.................... $1,271,685  $ 2,821    $(47,110) $1,227,396
                                    ==========  =======    ========  ==========
  Securities Held to Maturity:
    U.S. Treasury.................. $    1,053  $   --     $     (8) $    1,045
    U.S. Government agencies.......         25      --          --           25
    State and political
     subdivisions..................     12,898       53        (204)     12,747
    Corporate obligations and
     other.........................          1      --          --            1
                                    ----------  -------    --------  ----------
      Total Securities Held to
       Maturity.................... $   13,977  $    53    $   (212) $   13,818
                                    ----------  -------    --------  ----------
      Total Securities............. $1,285,662  $ 2,874    $(47,322) $1,241,214
                                    ==========  =======    ========  ==========
At December 31, 1998
  Securities Available for Sale:
    U.S. Treasury.................. $   66,431  $ 1,047    $    (19) $   67,459
    U.S. Government agencies.......     82,814      701          (2)     83,513
    Agency mortgage-backed
     securities....................    727,506    4,645     (22,308)    709,843
    State and political
     subdivisions..................    312,116   11,489        (374)    323,231
    Corporate obligations and
     other.........................    144,106      586      (1,206)    143,486
                                    ----------  -------    --------  ----------
      Total Securities Available
       for Sale.................... $1,332,973  $18,468    $(23,909) $1,327,532
                                    ==========  =======    ========  ==========
  Securities Held to Maturity:
    U.S. Treasury.................. $    1,053  $    15    $    --   $    1,068
    U.S. Government agencies.......         27      --          --           27
    State and political
     subdivisions..................     15,061      261         (47)     15,275
    Corporate obligations and
     other.........................          1      --          --            1
                                    ----------  -------    --------  ----------
      Total Securities Held to
       Maturity.................... $   16,142  $   276    $    (47) $   16,371
                                    ----------  -------    --------  ----------
      Total Securities............. $1,349,115  $18,744    $(23,956) $1,343,903
                                    ==========  =======    ========  ==========

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

   Realized gross gains resulting from the sale of securities available for sale were $1.8 million, $1.3 million and $4.7 million for 2000, 1999 and 1998, respectively. Realized gross losses were $3,000, $736,000 and $234,000 for 2000, 1999 and 1998, respectively.

   The amortized cost and fair value of both securities available for sale and securities held to maturity as of December 31, 2000, by contractual maturity are shown below. Mortgage-backed security maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                          Available for Sale   Held to Maturity
                                         --------------------- -----------------
                                         Amortized     Fair    Amortized  Fair
                                            Cost      Value      Cost     Value
                                         ---------- ---------- --------- -------
                                                     (in thousands)
Due in one year or less................  $   63,228 $   63,073  $ 3,805  $ 3,811
Due after one year through five years..      99,224    100,112    4,178    4,201
Due after five years through ten years.      89,310     91,294    1,944    1,893
Due after ten years....................     170,678    171,519      734      730
Mortgage-backed securities (agency and
 corporate)............................     800,881    797,787      --       --
                                         ---------- ----------  -------  -------
    Total Securities...................  $1,223,321 $1,223,785  $10,661  $10,635
                                         ========== ==========  =======  =======

   At December 31, 2000, 1999, and 1998, securities with a fair value of approximately $911.0 million, $906.4 million and $826.8 million, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes required by law.

NOTE 4--LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

   The composition of the loan and lease portfolio at December 31, 2000 and 1999 was as follows:

                                                            2000        1999
                                                         ----------  ----------
                                                            (in thousands)
      Commercial, financial and agricultural............ $  697,056  $  710,302
      Real estate-construction..........................    111,156     121,216
      Real estate-commercial............................    762,320     732,447
      Real estate-residential...........................    662,778     689,702
      Installment and consumer..........................    390,971     489,586
      Direct lease financing............................      2,877       3,489
                                                         ----------  ----------
        Gross loans and leases.......................... $2,627,158  $2,746,742
        Unearned income.................................         (1)       (129)
                                                         ----------  ----------
        Loans and leases, net of unearned income........ $2,627,157  $2,746,613
        Allowance for loan and lease losses.............    (29,157)    (28,377)
                                                         ----------  ----------
        Net Loans and Leases............................ $2,598,000  $2,718,236
                                                         ==========  ==========

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

   Non-performing loan information as of and for the years ended December 31, was as follows:

                                                                 2000    1999
                                                                ------- -------
                                                                (in thousands)
      Impaired Loans:
        Non-accrual Loans:
          Commercial........................................... $ 9,396 $ 5,192
          Real estate..........................................  11,176  11,412
      Other Non-performing:
        Non-accrual loans (1)..................................   1,497   1,225
                                                                ------- -------
      Total Non-performing Loans............................... $22,069 $17,829
                                                                ======= =======
      Loans 90 days or more past due and still accruing........ $13,136 $10,197

--------
(1) These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

                                                                 2000    1999
                                                                ------- -------
                                                                (in thousands)
      Impaired loans without an allowance allocation........... $   100 $ 1,516
      Impaired loans with an allowance allocation..............  20,472  15,088
      Allowance provided for impaired loans....................   4,474   4,469
      Average recorded investment in impaired loans............  21,483  14,470
      Interest income recognized from impaired loans...........     806     796

   An analysis of the allowance for loan and lease losses for the years ended December 31, follows:

                                                     2000      1999     1998
                                                    -------  --------  -------
                                                         (in thousands)
      Balance at beginning of year................. $28,377  $ 26,403  $19,908
      Provision charged to expense.................   9,710    10,550    7,993
      Loans charged off............................  (9,851)  (10,309)  (5,064)
      Recoveries on loans previously charged off...   1,989     1,733    1,420
      Reductions due to sale of loans..............  (1,068)      --       --
      Allowance for loan and lease losses acquired
       through merger..............................     --        --     2,146
                                                    -------  --------  -------
        Balance at end of year..................... $29,157  $ 28,377  $26,403
                                                    =======  ========  =======

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

   Related party loan transactions during 2000 and 1999 were as follows:

                                                               2000      1999
                                                             --------  --------
                                                              (in thousands)
      Balance at beginning of year.......................... $  8,617  $ 44,269
      New loans.............................................   22,792    39,280
      Repayments............................................  (21,174)  (74,932)
                                                             --------  --------
        Balance at end of year.............................. $ 10,235  $  8,617
                                                             ========  ========

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 5--FAIR VALUE OF FINANCIAL INSTRUMENTS

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

   The following table shows the carrying amounts and fair values of financial instruments at December 31, 2000 and 1999 that have liquid markets in which fair value is assumed to be equal to the carrying amount, or have readily available quoted market prices, or are based on quoted prices for similar financial instruments:

                                             2000                  1999
                                     --------------------- ---------------------
                                      Carrying              Carrying
                                       Amount   Fair Value   Amount   Fair Value
                                     ---------- ---------- ---------- ----------
                                                   (in thousands)
Cash and cash equivalents..........  $  118,807 $  118,807 $  179,113 $  179,113
Interest earning deposits in banks.      21,562     21,562      6,039      6,039
Federal funds sold and other short-
 term investments..................      36,000     36,000        --         --
Loans and leases held for sale.....      27,466     28,013     13,974     14,533
Securities available for sale......   1,223,785  1,223,785  1,227,396  1,227,396
Securities held to maturity........      10,661     10,635     13,977     13,818
Mortgage servicing rights..........       7,854      8,340      6,897      7,790

   The carrying amounts and fair values of accruing loans and leases at December 31, 2000 and 1999 were as follows:

                                            2000                  1999
                                    --------------------- ---------------------
                                     Carrying              Carrying
                                      Amount   Fair Value   Amount   Fair Value
                                    ---------- ---------- ---------- ----------
                                                  (in thousands)
Commercial, financial and
 agricultural...................... $  679,900 $  723,812 $  697,670 $  715,802
Real estate........................  1,533,626  1,607,759  1,540,087  1,596,992
Installment and consumer, net......    389,074    404,208    487,538    492,318
Direct lease financing.............      2,488      3,095      3,489      4,221
                                    ---------- ---------- ---------- ----------
    Total loans and leases......... $2,605,088 $2,738,874 $2,728,784 $2,809,333
                                    ========== ========== ========== ==========

   Fair values of loans were estimated for portfolios with similar characteristics. The fair value of loans, excluding residential real-estate loans, was calculated by discounting contractual cash flows using estimated market discount rates which reflect the interest rate risk inherent in the loan. The cash flows were further reduced by estimated prepayment assumptions. Fair value for residential real-estate loans was estimated by discounting estimated future cash flows, adjusted for prepayment estimates, using market discount rates based on secondary market sources. The fair value of non-accrual loans with a recorded book value of $22.1 million and $17.8 million in 2000 and 1999, respectively, was included at carrying value because it was not practicable to reasonably assess the credit risk adjustment that would be applied in the marketplace for such loans. (See Note 4)

   The carrying value of interest receivable and payable approximates fair value due to the relatively short period of time between accrual and expected realization. At December 31, 2000 and 1999, interest receivable was $32.8 million and $31.3 million, respectively, and interest payable was $31.8 million and $25.0 million, respectively.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

   The following table shows the carrying amounts and fair values of financial instrument liabilities and other off-balance sheet financial instruments at December 31, 2000 and 1999:

                                         2000                    1999
                                 ----------------------  ----------------------
                                  Carrying                Carrying
                                   Amount    Fair Value    Amount    Fair Value
                                 ----------  ----------  ----------  ----------
                                               (in thousands)
Demand deposits and savings....  $1,395,959  $1,395,959  $1,348,427  $1,348,427
Time deposits..................   1,747,602   1,759,197   1,667,981   1,665,665
Short-term borrowings..........     460,634     461,067     699,398     698,681
Long-term borrowings...........     265,830     284,442     285,270     293,251
Standby letters of credit......        (467)     (1,426)       (375)     (1,242)
Interest rate swap agreements..        (655)     (1,615)       (541)       (351)
Interest rate collar
 agreements....................         286         (10)        465         667
Interest rate floor agreements.         125         129          67          39
Interest rate cap agreements...         427          86         473       1,045
Forward contracts..............         --         (151)        --          (69)

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

   The fair value of off-balance sheet instruments was estimated based on the amount the Company would pay or would be paid to terminate the contracts or agreements, using current rates and, when appropriate, the current creditworthiness of the counterparty. The off-balance sheet carrying amounts shown above represent accruals or deferred fees arising from those unrecognized financial instruments. The fair value of commitments to fund mortgage loans at December 31, 2000 was $114,000.

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

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 6--PREMISES AND EQUIPMENT

   A summary of premises and equipment at December 31, 2000 and 1999 follows:

                                                               2000      1999
                                                             --------  --------
                                                              (in thousands)
      Land.................................................. $  9,969  $  9,862
      Buildings and improvements............................   59,245    57,476
      Furniture and equipment...............................   54,105    52,465
      Leasehold improvements................................    5,608     5,296
      Construction in progress..............................      323     1,359
                                                             --------  --------
          Total premises and equipment...................... $129,250  $126,458
      Accumulated depreciation and amortization.............  (76,696)  (70,840)
                                                             --------  --------
          Premises and Equipment, net....................... $ 52,554  $ 55,618
                                                             ========  ========

NOTE 7--MORTGAGE SERVICING RIGHTS

   The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheets, was $846.6 million and $774.5 million at December 31, 2000 and 1999, respectively. Of this amount, the Company has recorded originated capitalized mortgage servicing rights, as shown below, on mortgage loans serviced balances of $758.4 million and $659.3 million at December 31, 2000 and 1999, respectively. The remaining balance of originated loans sold and serviced for others also have servicing rights associated with them; however, these servicing rights arose prior to the adoption of FAS No. 122, as amended by FAS No. 125, and accordingly, have not been capitalized.

   The carrying value and fair value of capitalized mortgage servicing rights consisted of the following as of December 31, 2000 and 1999, respectively.

                                                                   2000   1999
                                                                  ------ ------
                                                                       (in
                                                                   thousands)
      Unamortized cost of mortgage servicing rights.............. $7,854 $6,897
      Valuation allowance........................................    --     --
                                                                  ------ ------
      Carrying value of mortgage servicing rights................ $7,854 $6,897
                                                                  ====== ======
      Fair value of mortgage servicing rights.................... $8,340 $7,790
                                                                  ====== ======

   The following is a disclosure of the key assumptions used in estimating the fair value of originated capitalized mortgage servicing rights.

   Estimated fair market value of servicing is the present value of the expected future cash flows over the projected life of the loan. Assumptions used in the present value calculation are based on actual performance of the underlying servicing along with general market consensus. The expected cash flow is the net amount of all mortgage servicing income and expense items. The expected cash flow is discounted at an interest rate appropriate for the associated risk given current market conditions. Significant assumptions include:

      Prepayment Speed (5 year average):   14.17%
      Discount Rate:                       10.77%
      Servicing Cost per Loan:            $47.00
      Escrow Float Rate:                    6.00%

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

   The following is an analysis of the mortgage servicing rights activity and the related valuation allowance for 2000 and 1999. For the purpose of measuring impairment, loans are stratified and evaluated based on loan type and investor as determined by materiality and reasonableness.

                                                                2000     1999
                                                               -------  -------
                                                               (in thousands)
      Unamortized Cost of Mortgage Servicing Rights
      Balance at beginning of year............................ $ 6,897  $ 5,934
      Additions of mortgage servicing rights..................   2,011    2,286
      Amortization............................................  (1,054)  (1,323)
                                                               -------  -------
      Balance at end of year.................................. $ 7,854  $ 6,897
                                                               =======  =======
      Valuation Allowance
      Balance at beginning of year............................ $   --   $ 1,181
      Reversal of impairment..................................     --    (1,181)
                                                               -------  -------
      Balance at end of year.................................. $   --   $   --
                                                               =======  =======

NOTE 8--SALE OF RECEIVABLES

   During 2000 the Company sold $100.0 million of indirect automobile loans in securitization transactions, recognizing pre-tax gains of $1.4 million. Upon securitization, the Company retained servicing responsibilities, interest only strips and subordinated credit enhancement tranches. At the date of each securitization these retained interests were allocated a carrying value of $5.9 million. The Company receives monthly servicing fees equal to 0.75 percent per annum of the outstanding beginning principal balance of the loans serviced for the month and rights to future cash flows arising after the investors in the securitization trust have received the returns for which they have contracted. The investors and the securitization trust have no other recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to investor's interests. Their value is subject to credit and prepayment risk on the transferred auto loans.

   Key economic assumptions used in measuring the retained interests at the date of the securitization and as of December 31, 2000 including the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                    As Of December 31, 2000
                                                 -------------------------------
                                     Date Of             10% Adverse 20% Adverse
                                  Securitization Actual    Change      Change
                                  -------------- ------  ----------- -----------
                                             (dollars in thousands)
Prepayment speed assumptions
  Prepayment speed..............          1.5%      1.5%      1.7%        1.8%
  Weighted average life (in
   months)......................         22.4      21.5      20.7        19.8
  Fair value of retained
   interests....................    $   6,070    $6,249    $6,143      $6,037
  Change in fair value..........    $     --     $  --     $ (106)     $ (212)
Expected credit loss assumptions
  Expected credit losses (loss
   to liquidation)..............     1.3%-1.7%      1.3%      1.4%        1.5%
  Fair value of retained
   interests....................    $   6,070    $6,249    $6,146      $6,043
  Change in fair value..........    $     --     $  --     $ (103)     $ (206)
Residual cash flow discount rate
 assumptions
  Residual cash flow discount
   rate (annual)................     8.3%-9.1%      7.9%      8.7%        9.4%
  Fair value of retained
   interests....................    $   6,070    $6,249    $6,095      $5,947
  Change in fair value..........    $     --     $  --     $ (154)     $ (302)

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

   These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10 percent variation should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

   Total cash flows attributable to the indirect auto loan securitization transactions was an inflow of $95.4 million in 2000. The following table summarizes the various cash flows received from (paid to) the securitization trust:

                             Proceeds From  Servicing Fees   Other
                            Securitizations   Collected    Cash Flows Fees Paid
                            --------------- -------------- ---------- ---------
                                              (in thousands)
Cash flows received from
 (paid to) the trust.......     $95,186          $108         $128      $(17)

   Other retained interests represents net cash flows received from retained interests by the transferor other than servicing fees. Other cash flows include, for example, gross cash flows from interest-only strips net of reductions in such cash flows for loan defaults.

   The following table presents quantitative information about delinquencies, net credit losses, and components of securitized indirect auto loans and other assets managed together with them. Loan amounts represent the principal amount of the loan only. Retained interests held for securitized assets are excluded from this table because they are recognized separately.

                                        Indirect Installment Loans
                           ----------------------------------------------------
                           Held In Portfolio Securitized Held For Sale  Total
                           ----------------- ----------- ------------- --------
                                              (in thousands)
Total principal amount of
 loans at December 31,
 2000.....................     $266,279        $90,915      $10,173    $367,367
Delinqencies based on end
 of period loans..........     $  5,251        $   770      $   --     $  6,021
Net credit losses for the
 year.....................     $  2,800        $     9      $   --     $  2,809

   Actual and projected static pool credit losses, as a percentage of indirect auto loans securitized in 2000, are 0.1%, 0.31% and 0.68% as of the years ended December 31, 2000, December 31, 2001 and December 31, 2002, respectively. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amount shown here for each year is a weighted average for all securitizations during the period.

NOTE 9--SHORT TERM BORROWINGS

   At December 31, 2000, 1999 and 1998 short-term borrowings consisted of:

                                                      2000     1999     1998
                                                    -------- -------- --------
                                                          (in thousands)
      Securities sold under agreements to
       repurchase.................................. $439,367 $456,227 $434,071
      Federal Home Loan Bank borrowings............       70  114,479   32,629
      Federal funds purchased......................    9,990  118,000   29,200
      U.S. Treasury tax and loan note accounts.....   11,207   10,692    2,311
                                                    -------- -------- --------
          Total Short-Term Borrowings.............. $460,634 $699,398 $498,211
                                                    ======== ======== ========

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

   Additional details on securities sold under agreements to repurchase are as follows:

                                                     2000      1999      1998
                                                   --------  --------  --------
                                                         (in thousands)
      Average balance during the year............. $463,835  $465,343  $529,373
      Maximum month-end balance during the year...  490,885   498,602   630,279
      Weighted average rate during the year.......     6.37%     5.42%     5.73%
      Weighted average rate at December 31........     6.33%     5.97%     5.38%

   The Company has a commercial paper agreement with an unrelated financial institution (Issuer) that provides for the Company to issue non-rated short-term unsecured debt obligations at negotiated rates and terms, not to exceed $50.0 million. In the event the agent is unable to place the Company's commercial paper on a particular day, the proceeds are provided by overnight borrowings on a line of credit with the same financial institution. This agreement may be terminated at any time by written notice of either the Issuer or the Company. As of December 31, 2000, the entire $50.0 million was available.

NOTE 10--LONG-TERM BORROWINGS

   Long-term borrowings consisted of the following at December 31, 2000 and 1999:

                                                                2000     1999
                                                              -------- --------
                                                               (in thousands)
      Federal Home Loan Bank borrowings...................... $224,957 $244,018
      Capital Trust preferred securities.....................   40,000   40,000
      Other long-term borrowings.............................      873    1,252
                                                              -------- --------
          Total Long-Term Borrowings......................... $265,830 $285,270
                                                              ======== ========

   The Company periodically borrows additional funds from the Federal Home Loan Bank in connection with the purchase of mortgage-backed securities. Certain Federal Home Loan Bank borrowings have prepayment penalties and call features associated with them. The average maturity of these borrowings at December 31, 2000 is 5.64 years, with a weighted average borrowing rate of 5.68%.

   Reductions of Federal Home Loan Bank borrowings with call features, assuming they are called at the earliest call date, are as follows:

                                                                      Total
                                                                  --------------
                                                                  (in thousands)
      2001.......................................................    $177,000
      2002.......................................................      15,000
      2003.......................................................       4,000
                                                                     --------
          Total..................................................    $196,000
                                                                     ========

   On March 25, 1997, the Company issued $40.0 million of capital securities through AMCORE Capital Trust I ("Trust"), a statutory business trust. All of the common securities of the Trust are owned by the Company. The capital securities pay cumulative cash distributions semiannually at an annual rate of 9.35%. The securities are redeemable from March 25, 2007 until March 25, 2017 at a declining rate of 104.675% to 100% of the principal amount. After March 25, 2017, they are redeemable at par until June 15, 2027 when redemption is mandatory. Prior redemption is permitted under certain circumstances such as changes in tax or regulatory capital rules. The proceeds of the capital securities were invested by the Trust in junior subordinated debentures which represents all of the assets of the Trust. The Company fully and unconditionally guarantees the capital securities through the combined operation of the debentures and other related documents. The Company's obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Company.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

   Other long-term borrowings include a non-interest bearing note requiring annual payments of $444,000 through 2002. The note was discounted at an interest rate of 8.0%.

   Scheduled reductions of long-term borrowings are as follows:

                                                                      Total
                                                                  --------------
                                                                  (in thousands)
      2001.......................................................    $    444
      2002.......................................................       1,249
      2003.......................................................      50,072
      2004.......................................................      25,042
      2005.......................................................      15,684
      Thereafter.................................................     173,339
                                                                     --------
          Total..................................................    $265,830
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

   A summary of the contract amount of the Company's exposure to off-balance sheet risk as of December 31, 2000 and 1999, is as follows:

                                                               2000     1999
                                                             -------- --------
                                                              (in thousands)
      Financial instruments whose contract amount represent
       credit risk only:
        Commitments to extend credit........................ $510,901 $598,414
        Standby letters of credit...........................  114,067   99,393
      Financial instruments whose contract or notional
       amount represent market risk only:
        Interest rate swap agreements.......................  190,000  100,000
        Interest rate collar agreements.....................   85,000  100,000
        Stand-alone interest rate cap agreements............  160,000   60,000
        Stand-alone interest rate floor agreements..........   20,000   20,000
        Forward contracts...................................   19,158   10,930
        Call option outstanding.............................      --    19,500

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

   The Company has no derivative financial instruments held or issued for trading purposes. The derivative financial instruments with which the Company is involved are utilized for purposes of asset/liability management to modify the existing market risk characteristics of certain hedged assets and liabilities and are predominately comprised of interest rate swap and collar contracts. Most of these instruments are designed to hedge exposure to floating rate liabilities. An interest rate swap agreement is one financial instrument used for these purposes and involves the exchange of fixed and floating rate interest payment obligations based on the underlying notional principal amounts. The amounts potentially subject to market and credit risks are the streams of interest payments under the agreements and not the notional principal amounts used only to express the volume of the transactions. The Company's credit risk on a swap agreement is limited to nonperformance of the counterparty's obligations under the terms of the swap agreement. The Company deals exclusively with counterparties that have high credit ratings, and based on management's assessments, all counterparties were expected to meet any outstanding obligations as of December 31, 2000.

   Following is a table outlining the nature and terms of each swap agreement as of December 31, 2000:

                            Notional                                             Maturity
Type of Swap             Amount (000's)            Pay               Receive       Date
------------             --------------            ---               -------     --------
Fixed Rate..............    $ 20,000    Fixed (6.458%)            3 Month LIBOR  05/15/01
Fixed Rate..............      30,000    Fixed (7.430%)            1 Month LIBOR  09/30/02
Fixed Rate..............     100,000    Fixed (5.960%)            90 Day T-Bill  12/02/02
Fixed to Floating.......      25,000    3 Month LIBOR minus 15 BP Fixed (7.000%) 08/06/07
Fixed to Floating.......      10,000    3 Month LIBOR minus 15 BP Fixed (7.000%) 08/27/07
Fixed to Floating.......       5,000    3 Month LIBOR minus 8 BP  Fixed (6.750%) 10/22/07

--------
(BP=basis points)

   The fixed rate swap agreement for $20.0 million and $30.0 million where the Company receives three month LIBOR and one month LIBOR, respectively, are used to hedge market risk associated with repurchase agreements. The fixed rate swap agreement of $100.0 million where the Company receives three month T-Bill, the fixed to floating swap agreements totaling $35.0 million where the Company receives 7.000%, and the fixed to floating rate swap for $5.0 million where the Company receives 6.750% are used to lower the Company's cost of deposits.

   The Company is also party to various collar, floor and cap contracts. Interest rate collar agreements totaling $85.0 million provide the Company with an interest rate risk hedge on floating rate debt. Interest rate floor contracts totaling $20.0 million are used to manage the exposure to the fair value changes of the originated mortgage servicing rights intangible asset. Interest rate caps totaling $120.0 million provide the Company with a market risk hedge on repurchase agreements while the remaining $40.0 million in caps provides the Company with a market risk hedge on the money market deposit accounts.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

   Each of the interest rate swap agreements require a quarterly cash settlement of the net difference between the calculated pay and receive amounts on each transaction. The net difference between the calculated pay and receive amounts is accrued on a monthly basis and recorded as an adjustment of the interest income or expense of the asset or liability being hedged. Premiums paid for the purchase of interest rate floor contracts are amortized over the respective lives of the contracts. Each floor rate reprices quarterly and a cash settlement is received from the counterparty and recorded as an adjustment to interest income, if the indexed rate falls below the floor rate. Floors and caps are similarly tied to the three month LIBOR or three month T-Bill.

   Forward contracts provide for future delivery or purchase of securities or interest rate instruments. The Company's affiliates enter into forward contracts in connection with specific customer transactions and to minimize the market risk exposure of mortgage banking activities.

   The Company periodically will sell options for the right to purchase certain securities held in its investment portfolio to a bank or dealer. These call option transactions are designed to reduce the total return volatility associated with holding these assets and to yield additional fee income. The type of risk associated with these transactions is opportunity cost risk. Any option premium income generated by these transactions is deferred and recorded upon either the expiration or exercise date of the option. If the option is exercised by the purchaser, the premium income is recognized as a component of the gain or loss on the underlying security. If the option expires unexercised, the premium income is recognized as other non-interest income. There were no outstanding call option agreements at December 31, 2000.

NOTE 12--RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

   Under current banking law, the banking subsidiary of the Company is limited in the amount of dividends it can pay without obtaining prior approval from bank regulatory agencies. As of December 31, 2000, approximately $21.8 million was available for payment to the Company without prior regulatory approval.

   The banking subsidiary is also limited as to the amount it may loan to the Company unless such loans are collateralized by U.S. Treasury or agency securities, a segregated deposit with the subsidiary or other specified obligations. At December 31, 2000, the maximum amount available for transfer from the banking subsidiary to the Company in the form of loans approximated $1.8 million.

NOTE 13--STOCK INCENTIVE AND EMPLOYEE BENEFIT PLANS

   At December 31, 2000, the Company has three stock-based compensation plans, which are described below. Grants under those plans are accounted for following APB Opinion No. 25 and related interpretations.

   Stock Incentive Plans. In 2000, stockholders approved the adoption of the AFI 2000 Stock Incentive Plan (Plan). The Plan provides for the grant of stock options, reload options, stock appreciation rights, performance units, restricted stock awards and stock bonus awards to key employees. The total number of shares approved and available for grant under the Plan in its first year were 2.5% of the total shares of stock outstanding as of the effective date and 1.5% of outstanding shares in each subsequent Plan year not to exceed 425,000 in any such year. Options to purchase shares of common stock of the Company and restricted stock awards were granted to key employees pursuant to both the Plan and previous stock incentive plans.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

   Stock Options. Non-Qualified Stock Options are issued at an option price equal to the fair market value of the shares on the grant date and become exercisable at 25% annually beginning one year from the date of grant. The following table presents certain information with respect to stock options issued pursuant to these incentive plans.

                               2000               1999               1998
                         ------------------ ------------------ ------------------
                                    Average            Average            Average
                          Shares     Price   Shares     Price   Shares     Price
                         ---------  ------- ---------  ------- ---------  -------
Options outstanding at
 beginning of year...... 1,692,114  $17.80  1,676,592  $15.58  1,405,423  $12.68
Options granted.........   377,750   19.28    350,450   22.58    282,000   25.48
Options assumed in
 business combinations..       --      --         --      --     349,422    8.58
Option reloads..........    23,988   19.79     65,731   22.36    106,294   23.47
Options exercised.......  (113,031)  10.82   (341,821)  11.55   (448,754)  10.25
Options lapsed..........   (85,191)  21.79    (58,838)  24.20    (17,793)  18.19
                         ---------  ------  ---------  ------  ---------  ------
Options outstanding at
 end of year............ 1,895,630  $18.36  1,692,114  $17.80  1,676,592  $15.58
                         ---------  ------  ---------  ------  ---------  ------
Options exercisable at
 end of year............ 1,194,012  $16.64  1,192,052  $15.37  1,394,592  $13.58
                         ---------  ------  ---------  ------  ---------  ------

   Performance Units. Performance Units (Units) granted entitle holders to cash or stock payments if certain long term performance targets are met. The payout range on all Units granted is $4.45 to $11.11 per unit. In addition, a dividend is paid on each Unit at a rate equivalent to the rate of dividends paid on each share of the Company's common stock. The expense related to these Units for the years ended December 31, 2000, 1999 and 1998 was approximately $666,000, $1.12 million and $457,000, respectively. The following table presents certain information with respect to issuances pursuant to these incentive plans.

                                   2000             1999             1998
                             ----------------- ---------------- ----------------
                                       Average          Average          Average
                              Units     Price   Units    Price   Units    Price
                             --------  ------- -------  ------- -------  -------
Units outstanding at
 beginning of year.........   393,218     --   340,443     --   282,386    --
Units granted..............       --      --   167,563     --   150,116    --
Units paid.................  (100,535)  $5.34  (82,098)  $4.75       --    --
Units forfeited............   (24,502)    --   (32,690)    --   (92,059)   --
                             --------   -----  -------   -----  -------    ---
Units outstanding at end of
 year......................   275,606     --   393,218     --   340,443    --
                             --------   -----  -------   -----  -------    ---

   Restricted Stock Awards. Pursuant to the Plan, the Company issued common stock to certain key employees. The shares are restricted as to transfer, but are not restricted as to dividend payment and voting rights. Transfer restrictions lapse at the end of three years contingent upon earnings and return on equity performance goals being met for each of the three years and contingent upon continued employment. If performance goals are not met, the restrictions lapse or vest in nine years. The Company amortizes the expense over the performance period or, if the goals are not met, the vesting period. The expense related to these awards for the year ended December 31, 2000 was approximately $61,000. The following table presents certain information with respect to restricted stock awards granted pursuant to these incentive plans.

                                                                    2000
                                                               ---------------
                                                                       Average
                                                               Shares   Price
                                                               ------  -------
      Restricted stock awards outstanding at beginning of
       year...................................................    --   $  --
      Restricted stock awards granted......................... 26,353   22.58
      Restricted stock awards forfeited....................... (2,189)  22.84
                                                               ------  ------
      Restricted stock awards outstanding at end of year...... 24,164  $22.56
                                                               ======  ======

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

   The following table presents a summary of issuances pursuant to these incentive plans.

                                2000              1999              1998
                          ----------------- ----------------- -----------------
                                    Average           Average           Average
Year-end Balances          Shares    Price   Shares    Price   Shares    Price
-----------------         --------- ------- --------- ------- --------- -------
Options outstanding...... 1,895,630 $18.36  1,692,114 $17.80  1,676,592 $15.58
Units outstanding........   275,606    --     393,218    --     340,443    --
Restricted stock awards
 outstanding.............    24,164  22.56        --     --         --     --
Available to grant under
 Plan....................   377,109    --      40,490    --      75,269    --

   In accordance with APB Opinion No. 25, no compensation cost has been recognized for stock option grants issued during 2000 pursuant to all option plans. Had compensation cost for these grants been determined based on the grant date fair values of awards (the method described in FAS No. 123, "Accounting for Stock-Based Compensation"), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

   The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2000, 1999 and 1998, respectively: dividend rates of 3.09%, 2.33% and 2.36%; price volatility of 38.10%, 25.81% and 30.99%; risk-
free interest rates of 6.79%, 5.77% and 5.73%; and expected lives of 6.1, 6.5 and 6.7 years. The average fair value of each option was $6.97.

                                             2000         1999         1998
                                         ------------ ------------ ------------
                                         (in thousands, except per share data)
      Net Income:
        As reported..................... $     43,083 $     40,149 $     39,581
        Pro forma.......................       41,368       38,327       37,350
      Basic earnings per share:
        As reported..................... $       1.60 $       1.42 $       1.39
        Pro forma.......................         1.54         1.35         1.31
      Diluted earnings per share:
        As reported..................... $       1.58 $       1.40 $       1.36
        Pro forma.......................         1.52         1.33         1.28

   Directors' Stock Plans. The Restricted Stock Plan for Non-Employee Directors provides that each current eligible non-employee director and each subsequently elected non-employee director receive, in lieu of a cash retainer, shares of common stock of the Company, the fair value of which is equal to three times the annual retainer. The shares vest annually over a three-year period based upon the anniversary date of the original award and continued service as a director. The expense related to the Stock Plan for the years ended December 31, 2000, 1999 and 1998 was approximately $463,000, $494,000 and $464,000, respectively.

   In addition, the Company pays a lifetime annual retainer to certain retired directors. Effective January 1, 1993, the Company adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" to account for these benefits. This statement requires employers to recognize postretirement benefits on an accrual basis rather than on a cash basis. The expense in 2000, 1999 and 1998 related to this plan was $71,000, $77,000 and $73,000, respectively. The transition obligation, representing the present value of future payments upon adoption of accrual basis accounting was approximately $842,000 and is being amortized over a twenty year period.

   The 1994 Stock Option Plan for Non-Employee Directors (Option Plan) provides that each current eligible non-employee director and each subsequently elected non-employee director receive Options to purchase

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES
common stock of the Company. Each option granted under the Option Plan is issued with an option price equal to the fair market value of the shares on the grant date and has a ten-year term. Options granted are exercisable one year after date of grant. The following table presents certain information with respect to stock options issued pursuant to the Option Plan.

                                  2000             1999             1998
                             ---------------- ---------------- ----------------
                                      Average          Average          Average
                             Shares    Price  Shares    Price  Shares    Price
                             -------  ------- -------  ------- -------  -------
Options outstanding at
 beginning of year.......... 240,480  $18.56  228,000  $17.40  192,750  $19.67
Options granted.............   8,250   19.28   49,000   21.84   56,500   25.50
Options exercised...........  (1,500)  13.33  (33,770)  14.64  (11,250)  14.44
Options lapsed..............  (1,500)  13.04   (2,750)  25.50  (10,000)  21.14
                             -------  ------  -------  ------  -------  ------
Options outstanding at end
 of year.................... 245,730  $18.65  240,480  $18.56  228,000  $17.40
                             =======  ======  =======  ======  =======  ======
Options exercisable at end
 of year.................... 237,480  $18.63  240,480  $18.56  177,000  $15.06
                             =======  ======  =======  ======  =======  ======
Available to grant under
 Plan at year end...........   1,750     --     8,500     --    54,750     --
                             =======  ======  =======  ======  =======  ======

   Options Summary. The following table presents certain information as of December 31, 2000 with respect to issuances of stock options pursuant to all plans discussed above.

                                                   Weighted-Avg
                                       Number       Remaining      Weighted-Avg
      Range of Exercise Prices       Outstanding Contractual Life Exercise Price
      ------------------------       ----------- ---------------- --------------
      $2.00-$12.50..................    166,989     2.5 Years         $ 8.39
      12.51-13.50...................    420,250     3.9                13.08
      13.51-19.00...................    392,129     5.6                17.15
      19.00-21.00...................    414,484     8.9                19.38
      21.00-23.50...................    413,033     7.3                22.53
      23.51-25.50...................    334,475     6.0                25.19
                                      ---------     ---------         ------
      Total Options Outstanding.....  2,141,360     6.1               $18.39
                                      =========     =========         ======

   Employee Benefit Plans. All subsidiaries of the Company participate in the AMCORE Financial Security Plan (Security Plan), a qualified profit sharing plan under Section 401(a) of the Internal Revenue Code. The Security Plan offers participants a personal retirement account, profit sharing payment and personal savings account [401(k)]. In 1998, the Security Plan was amended to provide for a higher match percent to employee contributions and the profit sharing portion converted to a cash payment rather than contributed to employee accounts. The expense related to the Security Plan and other similar plans from acquired companies for the years ended December 31, 2000, 1999 and 1998 was approximately $3.36 million, $3.70 million and $3.56 million, respectively.

   The Company maintains non-qualified non-contributory pension plans that cover senior executive management. One non-qualified plan provides pension benefits that would have been provided under the qualified plans in the absence of limits placed on qualified plan benefits by the Internal Revenue Service. Another plan provides defined pension benefits to a select group of management or highly compensated employees. The benefits payable under the plan are based upon three percent of final base salary times number of years of service and shall not exceed 70% nor be less than 45% of a participant's final base salary less offsets for social security and other employer paid qualified plan benefits. Benefits are funded as they are paid. The expense related to these plans was approximately $289,000, $341,000 and $456,000 for 2000, 1999 and
1998, respectively.

   In addition to the Security Plan, certain health care and life insurance benefits are made available to active employees. The cost of these benefits is expensed as incurred. Group health benefits are offered to retirees with 100% of the cost borne by the retiree.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 14--INCOME TAXES

   The components of income tax expense were as follows:

                                                      Years ended December 31,
                                                      -------------------------
                                                        2000    1999     1998
                                                      -------- -------  -------
                                                           (in thousands)
      Currently paid or payable:
        Federal...................................... $ 14,720 $15,068  $15,086
        State and local..............................      264     634      382
                                                      -------- -------  -------
                                                      $ 14,984 $15,702  $15,468
                                                      -------- -------  -------
      Deferred:
        Federal...................................... $  1,287 $  (390) $  (809)
        State and local..............................       85    (206)    (345)
                                                      -------- -------  -------
                                                      $  1,372 $  (596) $(1,154)
                                                      -------- -------  -------
          Total...................................... $ 16,356 $15,106  $14,314
                                                      ======== =======  =======

   The effective tax rates on income for 2000, 1999, and 1998 were 27.5%, 27.3% and 26.6%, respectively. Income tax expense was less than the amounts computed by applying the federal statutory rate of 35% due to the following:

                                                       Years ended December
                                                                31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
                                                          (in thousands)
      Income tax at statutory rate................... $20,804  $19,339  $18,863
      Increase (decrease) resulting from:
        Tax-exempt income............................  (4,665)  (5,477)  (5,479)
        State income taxes, net of federal benefit...     227      278       24
        Non-deductible expenses, net.................   1,100    1,061    1,395
        Other, net...................................  (1,110)     (95)    (489)
                                                      -------  -------  -------
          Total...................................... $16,356  $15,106  $14,314
                                                      =======  =======  =======

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

   The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                At December 31,
                                                                ----------------
                                                                 2000     1999
                                                                -------  -------
                                                                (in thousands)
      Deferred tax assets:
        Deferred compensation.................................  $ 5,821  $ 5,375
        Securities............................................      --    17,249
        Allowance for loan and lease losses...................   11,485   11,182
        Other, net of valuation allowance.....................      398    1,830
                                                                -------  -------
          Total deferred tax assets...........................  $17,704  $35,636
                                                                -------  -------
      Deferred tax liabilities:
        Premises and equipment................................  $ 3,468  $ 4,227
        Mortgage servicing rights.............................    3,229    2,735
        Securities............................................      236      --
        Other.................................................    3,903    2,919
                                                                -------  -------
          Total deferred tax liabilities......................  $10,836  $ 9,881
                                                                -------  -------
        Net Deferred Tax Asset................................  $ 6,868  $25,755
      Less: Tax effect of net unrealized (gain) loss on
       securities available for sale reflected in
       stockholders' equity...................................     (133)  17,382
                                                                -------  -------
        Net Deferred Tax Asset Excluding Net Unrealized (Gain)
         Loss on Securities Available for Sale................  $ 7,001  $ 8,373
                                                                =======  =======

   Net operating loss carryforwards for state income tax purposes were approximately $7.75 million at December 31, 2000. The associated deferred asset is $613,000 ($398,000 net of federal). The carryforwards expire beginning December 31, 2005 through December 31, 2011. A valuation allowance of $398,000 has been established at December 31, 2000 against the deferred tax asset, due to the uncertainty surrounding the utilization of state net operating loss carryforwards. This compares to a valuation allowance of $343,000 as of December 31, 1999. The increase in the valuation allowance is attributable to higher state net operating losses and lower utilization of loss carryforwards in 1999 than expected.

   Realization of the deferred tax asset over time is dependent upon the existence of taxable income in carryback periods or the Company generating sufficient taxable earnings in future periods. In determining that realization of the deferred tax asset was more likely than not, the Company gave consideration to a number of factors including its taxable income during carryback periods, its recent earnings history, its expectations for earnings in the future, and, where applicable, the expiration dates associated with tax carryforwards.

   Retained earnings at December 31, 2000 include $3.18 million for which no provision for income tax has been made. This amount represents allocations of income to thrift bad debt deductions for tax purposes only. This amount will only be taxable upon the occurrence of certain events. At this time, management does not foresee the occurrence of any of these events.

   Tax benefits of $320,000, $1.74 million, and $2.29 million have been credited directly to paid in capital for non-qualified stock options exercised during the years ended December 31, 2000, 1999, and 1998, respectively.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 15--EARNINGS PER SHARE

   Earnings per share calculations are as follows:

                                                        2000    1999    1998
                                                       ------- ------- -------
                                                        (in thousands, except
                                                           per share data)
      Net Income...................................... $43,083 $40,149 $39,581
      Basic earnings per share:
        Weighted average shares outstanding...........  26,930  28,304  28,515
        Shares related to IMG earned not issued.......      36      19     --
                                                       ------- ------- -------
        Average basic shares outstanding..............  26,966  28,323  28,515
                                                       ======= ======= =======
        Earnings per share............................ $  1.60 $  1.42 $  1.39
                                                       ======= ======= =======
      Diluted earnings per share:
        Weighted average shares outstanding...........  26,930  28,304  28,515
        Net effect of the assumed purchase of stock
         under the stock option and stock purchase
         plans--based on the treasury stock method
         using average market price...................     193     340     583
        Shares related to IMG earned not issued.......      36      19     --
        Contingently issuable shares under IMG
         purchase agreement...........................      78      67     --
                                                       ------- ------- -------
        Average diluted shares outstanding............  27,237  28,730  29,098
                                                       ======= ======= =======
        Diluted Earnings per share.................... $  1.58 $  1.40 $  1.36
                                                       ======= ======= =======

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 16--RESTRUCTURING CHARGE

   The components and activity of the restructuring charges for the years ended December 31, 2000 and 1999 were as follows:

                         Ending balance                                        Ending balance
For the year ended        December 31,                                 Cash     December 31,
December 31, 2000             1999      Adjustments (1) Reversal (2) Payments       2000
------------------       -------------- --------------- ------------ --------  --------------
                                                   (in thousands)
Compensation expense
 (3)....................     $  972          $--           $(188)    $  (784)       $--
Employee benefits (4)...         83           102            (46)       (139)        --
Data processing expense
 (5)....................        459           --             (98)       (361)        --
Professional fees (6)...        290           --            (139)       (151)        --
Other (7)...............         75           --             (59)        (16)        --
                             ------          ----          -----     -------        ----
Charge before income
 taxes..................     $1,879          $102          $(530)    $(1,451)       $--
Income taxes............        747            41           (211)       (577)        --
                             ------          ----          -----     -------        ----
Charge after income
 taxes..................     $1,132          $ 61          $(319)    $  (874)       $--
                             ======          ====          =====     =======        ====

                                                                                      Ending balance
For the year ended        Original                  Additional                Cash     December 31,
December 31, 1999        Charge (8) Adjustments (1) Charge (9) Reversal (2) Payments       1999
------------------       ---------- --------------- ---------- ------------ --------  --------------
                                                       (in thousands)
Compensation expense
 (3)....................   $2,204        $--           $340      $  (609)   $  (963)      $  972
Employee benefits (4)...      153          46            22          (34)      (104)          83
Data processing expense
 (5)....................    1,321         --             30         (227)      (665)         459
Professional fees (6)...    1,441         --            145         (141)    (1,155)         290
Other (7)...............      976         --            --          (380)      (521)          75
                           ------        ----          ----      -------    -------       ------
Charge before income
 taxes..................   $6,095        $ 46          $537      $(1,391)   $(3,408)      $1,879
Income taxes............    2,328          19           213         (534)    (1,279)         747
                           ------        ----          ----      -------    -------       ------
Charge after income
 taxes..................   $3,767        $ 27          $324      $  (857)   $(2,129)      $1,132
                           ======        ====          ====      =======    =======       ======

--------
(1) Items related to restructuring that were expensed as incurred and were not included in the original restructuring charge.
(2) Reversal of items included in the original charge that are no longer expected to be paid.
(3) Amounts include severance benefits for planned staff reductions totaling 187 employees. Through December 31, 2000, 96 employees had been terminated and paid severance benefits. An additional 91 employees had transferred to other open positions due to attrition, or had voluntarily left the company prior to the time severance benefits became payable. As of December 31, 2000, there were no further staff reductions planned.
(4) Amounts represent social security and medicare taxes on severance and incentives.
(5) Amounts represent costs to convert data processing records of nine separate banks into one.
(6) Amounts represent legal fees for regulatory filings and advice as well as consulting fees for process review, systems redesign and implementation.
(7) Amounts include outplacement services for terminated employees; replacement of forms, checks and supplies; and customer notifications.
(8) Second quarter 1999 adoption of plan to merge nine separate bank and thrift charters into one and to centralize retail operations and corporate support functions.
(9) Fourth quarter 1999 adoption of plan to centralize commercial loan operations and restructure Trust and Asset Management segment operations.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 17--SEGMENT INFORMATION

   The Company's operations include three business segments: Banking, Trust and Asset Management, and Mortgage Banking. The Banking segment provides commercial and personal banking services through its 64 banking locations in northern Illinois and south-central Wisconsin, and the Consumer Finance subsidiary. The services provided by this segment include lending, deposits, cash management, safe deposit box rental, automated teller machines, and other traditional banking services. The Trust and Asset Management segment provides trust, investment management, employee benefits recordkeeping and administration, and brokerage services. It also acts as an advisor and provides fund administration to the Vintage Mutual Funds. These products are distributed nationally and regionally to institutional investors and corporations, and locally through AMCORE's 64 banking locations. The Mortgage Banking segment originates residential mortgage loans for sale to AMCORE's banking affiliate and the secondary market, as well as providing servicing of these mortgage loans.

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

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                                                 Trust and
                                                   Asset    Mortgage   Total
                                      Banking    Management Banking   Segments
                                     ----------  ---------- -------- ----------
                                                  (in thousands)
BUSINESS SEGMENTS
2000
Net interest income................  $  124,099   $   359   $ 2,234  $  126,692
Provision for loan and lease
 losses............................       9,710       --        --        9,710
Non-interest income................      28,846    31,916     7,166      67,928
Operating expenses.................      87,916    22,044     6,889     116,849
Depreciation and amortization......       7,822     1,050        88       8,960
Income taxes.......................      13,944     4,402       996      19,342
                                     ----------   -------   -------  ----------
Segment profit.....................  $   41,375   $ 5,829   $ 1,515  $   48,719
After tax restructuring charges
 (reversals).......................        (286)       28       --         (258)
                                     ----------   -------   -------  ----------
Segment profit before restructuring
 charges (reversals)...............  $   41,089   $ 5,857   $ 1,515  $   48,461
                                     ==========   =======   =======  ==========
Segment assets.....................  $4,209,431   $20,308   $28,346  $4,258,085
                                     ==========   =======   =======  ==========
1999
Net interest income................  $  130,684   $   248   $ 2,155  $  133,087
Provision for loan and lease
 losses............................      10,550       --        --       10,550
Non-interest income................      22,402    31,001     9,706      63,109
Operating expenses.................      93,099    21,193     8,585     122,877
Depreciation and amortization......       6,652       951       106       7,709
Income taxes.......................      12,079     4,413     1,314      17,806
                                     ----------   -------   -------  ----------
Segment profit.....................  $   37,358   $ 5,643   $ 1,962  $   44,963
After tax restructuring charges....       3,053       208       --        3,261
                                     ----------   -------   -------  ----------
Segment profit before restructuring
 charges...........................  $   40,411   $ 5,851   $ 1,962  $   48,224
                                     ==========   =======   =======  ==========
Segment assets.....................  $4,357,237   $19,722   $24,216  $4,401,175
                                     ==========   =======   =======  ==========
1998
Net interest income................  $  122,542   $   131   $ 2,551  $  125,224
Provision for loan and lease
 losses............................       7,993       --        --        7,993
Non-interest income................      25,435    26,022    10,583      62,040
Operating expenses.................      87,324    18,293    10,507     116,124
Depreciation and amortization......       7,285       811        89       8,185
Income taxes.......................      13,150     3,388     1,054      17,592
                                     ----------   -------   -------  ----------
Segment profit.....................  $   39,510   $ 4,472   $ 1,573  $   45,555
After tax merger related charges...       1,245       --        --        1,245
                                     ----------   -------   -------  ----------
Segment profit before merger
 related charges...................  $   40,755   $ 4,472   $ 1,573  $   46,800
                                     ==========   =======   =======  ==========
Segment assets.....................  $4,227,050   $23,944   $54,656  $4,305,650
                                     ==========   =======   =======  ==========

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

Reconcilement of Segment Information to Financial Statements

                                              2000        1999        1998
                                           ----------  ----------  ----------
                                                    (in thousands)
      Net interest income and non-
       interest income
      Total for segments.................  $  194,620  $  196,196  $  187,264
      Unallocated revenues:
        Holding company revenues.........      (4,011)     24,687      20,931
        Other............................          61          50          55
      Elimination of intersegment
       revenues..........................      (3,555)    (30,337)    (27,657)
                                           ----------  ----------  ----------
      Consolidated total revenues........  $  187,115  $  190,596  $  180,593
                                           ==========  ==========  ==========
      Profit
      Total for segments.................  $   48,719  $   44,963  $   45,555
      Unallocated profit:
        Holding company loss.............      (5,712)     (4,630)     (5,999)
        Other............................        (129)       (241)       (219)
      Elimination of intersegment profit.         205          57         244
                                           ----------  ----------  ----------
      Consolidated net income............  $   43,083  $   40,149  $   39,581
                                           ==========  ==========  ==========
      Assets
      Total for segments.................  $4,258,085  $4,401,175  $4,305,650
      Unallocated assets:
        Holding company assets...........      26,262      44,351      53,110
        Other............................      42,313      42,495      42,701
      Elimination of intersegment assets.     (82,554)   (140,400)   (253,628)
                                           ----------  ----------  ----------
      Consolidated assets................  $4,244,106  $4,347,621  $4,147,833
                                           ==========  ==========  ==========

NOTE 18--CAPITAL REQUIREMENTS

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

   Quantitative measures established by regulation to ensure capital adequacy require the Regulated Companies to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2000, that the Regulated Companies meet all capital adequacy requirements to which it is subject.

   As of December 31, 2000, the most recent notification from the Company's regulators categorized the Regulated Companies as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized a bank must maintain minimum total risk-based, Tier I risk based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Regulated Companies category.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

   The Company's and its banking subsidiary's actual capital amounts and ratios are presented in the table.

                                                                     For Capital Adequacy Purposes
                                             ---------------------------------------------------------------------------------
                                                                                                      Well
                                 Actual                      Minimum                               Capitalized
                             --------------- ---------------------------------------- ----------------------------------------
                              Amount  Ratio   Amount              Ratio                Amount              Ratio
                             -------- ------ -------- ------------------------------- -------- -------------------------------
As of December 31, 2000:
  Total Capital (to Risk
   Weighted Assets):
    Consolidated             $360,166 12.26% $234,988 (greater than or equal to)8.00%      n/a                             n/a
    AMCORE Bank, N.A.         333,426 11.42%  233,646 (greater than or equal to)8.00% $292,057 (greater than or equal to)10.00%
  Tier 1 Capital (to Risk
   Weighted Assets):
    Consolidated             $331,009 11.27% $117,494 (greater than or equal to)4.00%      n/a                             n/a
    AMCORE Bank, N.A.         304,838 10.44%  116,823 (greater than or equal to)4.00% $175,234  (greater than or equal to)6.00%
  Tier 1 Capital (to Average
   Assets):
    Consolidated             $331,009  7.82% $169,415 (greater than or equal to)4.00%      n/a                             n/a
    AMCORE Bank, N.A.         304,838  7.21%  169,097 (greater than or equal to)4.00% $211,372  (greater than or equal to)5.00%
As of December 31, 1999:
  Total Capital (to Risk
   Weighted Assets):
    Consolidated             $371,835 12.54% $237,181 (greater than or equal to)8.00%      n/a                             n/a
    AMCORE Bank, N.A.         328,159 11.19%  234,564 (greater than or equal to)8.00% $293,205 (greater than or equal to)10.00%
  Tier 1 Capital (to Risk
   Weighted Assets):
    Consolidated             $343,458 11.58% $118,591 (greater than or equal to)4.00%      n/a                             n/a
    AMCORE Bank, N.A.         300,361 10.24%  117,282 (greater than or equal to)4.00% $175,923  (greater than or equal to)6.00%
  Tier 1 Capital (to Average
   Assets):
    Consolidated             $343,458  8.03% $171,036 (greater than or equal to)4.00%      n/a                             n/a
    AMCORE Bank, N.A.         300,361  6.94%  173,222 (greater than or equal to)4.00% $216,528  (greater than or equal to)5.00%

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTE 19--CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Condensed Parent Company Balance Sheets

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                                                               (in thousands)
ASSETS
Cash and cash equivalents................................... $    491  $    205
Securities available for sale...............................    5,729     3,729
Due from subsidiaries.......................................      242       925
Loans to subsidiaries.......................................    1,600    17,924
Investment in bank subsidiary...............................  325,863   295,712
Investment in financial services subsidiaries...............    3,238     3,648
Premises and equipment, net.................................    3,097     4,720
Other assets................................................   15,104    16,848
                                                             --------  --------
    Total Assets............................................ $355,364  $343,711
                                                             ========  ========
LIABILITIES
Long-term borrowings........................................ $ 42,111  $ 42,490
Other liabilities...........................................    4,756     7,493
                                                             --------  --------
    Total Liabilities....................................... $ 46,867  $ 49,983
                                                             --------  --------
STOCKHOLDERS' EQUITY
Preferred stock............................................. $    --   $    --
Common stock................................................    6,596     6,585
Additional paid-in capital..................................   74,900    74,244
Retained earnings...........................................  297,703   271,781
Treasury stock and other....................................  (71,036)  (31,975)
Accumulated other comprehensive income (loss)...............      334   (26,907)
                                                             --------  --------
    Total Stockholders' Equity.............................. $308,497  $293,728
                                                             --------  --------
    Total Liabilities and Stockholders' Equity.............. $355,364  $343,711
                                                             ========  ========

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Parent Company Statements of Income

                                                         Years Ended December
                                                                  31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
                                                             (in thousands)
INCOME:
Dividends from subsidiaries............................ $47,600 $38,739 $37,923
Interest income........................................   1,122   1,694   2,064
Management fees and other..............................     342  27,405  23,372
                                                        ------- ------- -------
    Total Income....................................... $49,064 $67,838 $63,359
                                                        ------- ------- -------
EXPENSES:
Interest expense....................................... $ 4,665 $ 4,352 $ 4,204
Compensation expense and employee benefits.............   2,662  16,979  14,615
Professional fees......................................     568   2,638   2,316
Other..................................................   1,999  16,188  11,152
                                                        ------- ------- -------
    Total Expenses..................................... $ 9,894 $40,157 $32,287
                                                        ------- ------- -------
Income before income tax benefits and equity in
 undistributed net income of subsidiaries.............. $39,170 $27,681 $31,072
Income tax benefits....................................   2,976   4,191   2,751
                                                        ------- ------- -------
Income before equity in undistributed net income of
 subsidiaries.......................................... $42,146 $31,872 $33,823
Equity in undistributed net income of subsidiaries.....     937   8,277   5,758
                                                        ------- ------- -------
    Net Income......................................... $43,083 $40,149 $39,581
                                                        ======= ======= =======

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Parent Company Statements of Cash Flows

                                                  Years ended December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
                                                      ( in thousands)
Cash Flows from Operating Activities
Net income...................................... $ 43,083  $ 40,149  $ 39,581
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization.................    1,550     1,509     1,032
  Non-employee directors compensation expense...      524       494       464
  Equity in undistributed net income of
   subsidiaries.................................     (937)   (8,277)   (5,758)
  Decrease (increase) in due from subsidiaries..      683        95       (87)
  Decrease in other assets......................    1,775     1,073     2,503
  (Decrease) increase in other liabilities......   (2,737)    2,742    (2,006)
  Other, net....................................      211        94       298
                                                 --------  --------  --------
    Net cash provided by operating activities... $ 44,152  $ 37,879  $ 36,027
                                                 --------  --------  --------
Cash Flows from Investing Activities
Purchase of securities.......................... $ (2,078) $   (981) $ (2,428)
Net decrease in short term investments..........      --      3,000     7,000
Net investment made in subsidiaries.............   (1,517)   (1,550)     (681)
Loans to subsidiaries...........................     (350)  (38,850)  (74,035)
Payments received on loans to subsidiaries......   16,674    40,734    76,990
Transfer of premises and equipment to (from)
 affiliates.....................................      151        34       (23)
Premises and equipment expenditures, net........      (78)   (1,475)   (2,909)
Investment in company owned life insurance......      --       (127)  (10,798)
                                                 --------  --------  --------
    Net cash provided by (used for) investing
     activities................................. $ 12,802  $    785  $ (6,884)
                                                 --------  --------  --------
Cash Flows from Financing Activities
Payment of long-term borrowings................. $   (444) $   (445) $   (444)
Dividends paid..................................  (17,161)  (15,854)  (15,406)
Proceeds from the sale of common stock..........      783       973       --
Proceeds from exercise of incentive stock
 options........................................    3,036     6,051     6,840
Purchase of treasury stock......................  (42,882)  (30,527)  (19,745)
                                                 --------  --------  --------
    Net cash used for financing activities...... $(56,668) $(39,802) $(28,755)
                                                 --------  --------  --------
Net change in cash and cash equivalents......... $    286  $ (1,138) $    388
Cash and cash equivalents:
  Beginning of year.............................      205     1,343       955
                                                 --------  --------  --------
  End of year................................... $    491  $    205  $  1,343
                                                 ========  ========  ========

NOTE 20--CONTINGENCIES

   Management believes that no litigation is threatened or pending in which the Company faces potential loss or exposure which will materially affect the Company's financial position or results of operations, other than noted below. Since the Company's subsidiaries act as depositories of funds, trustee and escrow agents, they are named as defendants in lawsuits involving claims to the ownership of funds in particular accounts. This and other litigation is incidental to the Company's business.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

   On August 26, 1999, Willie Parker and five other plaintiffs filed a civil action in the Circuit Court of Humphreys County, Mississippi against AMCORE Consumer Finance Company, Inc., a subsidiary of the Company, and other defendants containing twelve separate counts related to the sale and financing of residential satellite dish systems. Though the actual purchase price for each of these systems involves a principal amount of less than $3,000, the complaint prays for economic loss and compensatory damages in the amount of $5 million for each plaintiff and punitive damages in the amount of $100 million for each plaintiff. The Company has denied the plaintiffs' allegations and has removed the case to the United States District Court for the Northern District of Mississippi. The proceedings are currently stayed pending resolution of the plaintiffs' motion to remand the case to the state court. Although the ultimate disposition of the case cannot be predicted with certainty, based on information currently available, the Company believes that the plaintiffs' damage claims are disproportionate and that the final outcome of the case will not have a materially adverse effect on the Company's consolidated financial condition, though it could have a materially adverse affect on the Company's consolidated results of operations in a given year. The Company has not recorded an accrual for payment of the damages in this case because, in management's opinion, an unfavorable outcome in this litigation is not probable.


Condensed Quarterly Earnings & Stock Price Summary (unaudited)

                                      2000                            1999
                         ------------------------------- -------------------------------
                          First  Second   Third  Fourth   First  Second   Third  Fourth
                         Quarter Quarter Quarter Quarter Quarter Quarter Quarter Quarter
                         ------- ------- ------- ------- ------- ------- ------- -------
                                      (in thousands, except per share data)
Interest income......... $78,932 $80,823 $81,448 $79,671 $72,892 $73,902 $75,670 $77,858
Interest expense........  45,970  48,798  50,494  50,559  41,109  41,240  42,232  44,302
                         ------- ------- ------- ------- ------- ------- ------- -------
Net interest income..... $32,962 $32,025 $30,954 $29,112 $31,783 $32,662 $33,438 $33,556
Provision for loan
 losses.................   2,390   2,340   2,640   2,340   2,226   2,151   2,613   3,560
Other income............  14,737  14,828  15,951  16,546  14,208  15,227  14,725  14,997
Other expense...........  29,670  29,880  29,241  29,175  29,804  36,641  29,812  28,534
                         ------- ------- ------- ------- ------- ------- ------- -------
Income before income
 taxes.................. $15,639 $14,633 $15,024 $14,143 $13,961 $ 9,097 $15,738 $16,459
Income taxes............   4,552   3,952   4,220   3,632   3,925   1,971   4,501   4,709
                         ------- ------- ------- ------- ------- ------- ------- -------
Net Income.............. $11,087 $10,681 $10,804 $10,511 $10,036 $ 7,126 $11,237 $11,750
                         ======= ======= ======= ======= ======= ======= ======= =======
Per share data:
Basic earnings.......... $  0.40 $  0.39 $  0.40 $  0.40 $  0.35 $  0.25 $  0.40 $  0.42
Diluted earnings........    0.40    0.39    0.40    0.40    0.35    0.25    0.39    0.41
Dividends...............    0.16    0.16    0.16    0.16    0.14    0.14    0.14    0.14
Stock price ranges--
 high...................   23.94   20.25   20.00   21.50   23.56   23.06   24.25   25.25
--low...................   17.56   16.88   15.63   17.56   20.69   19.50   19.75   19.88
--close.................   17.88   18.31   19.63   20.69   20.69   23.06   21.88   24.00

   The financial information contains all normal and recurring reclassifications for a fair and consistent presentation.

   Quotes have been obtained from the National Association of Security Dealers. These quotes do not reflect retail mark-ups, mark-downs or commissions nor are they necessarily representative of actual transactions.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
AMCORE Financial, Inc.:

   We have audited the accompanying consolidated balance sheets of AMCORE Financial, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMCORE Financial, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

[KPMG LOGO]

Chicago, Illinois
January 17, 2001, except as to the fourth and fifth paragraphs of Note 2, which are as of March 9, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a) Directors of the Registrant. The Proxy Statement and Notice of 2001 Annual Meeting dated March 16, 2001 is incorporated herein by reference.

  (b) Executive Officers of the Registrant. The information is presented in
      Item 1 of this document.

ITEM 11. EXECUTIVE COMPENSATION

   The Proxy Statement and Notice of 2001 Annual Meeting dated March 16, 2001 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The Proxy Statement and Notice of 2001 Annual Meeting dated March 16, 2001 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Proxy Statement and Notice of 2001 Annual Meeting dated March 16, 2001 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)1. FINANCIAL STATEMENTS

   The following Consolidated Financial Statements of AMCORE are filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

     Consolidated Balance Sheets--December 31, 2000 and 1999

     Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements

     Independent Auditors' Report

   (a)2. FINANCIAL STATEMENT SCHEDULES

   All financial statement schedules have been included in the consolidated financial statements or are either not applicable or not significant.

   (a)3. EXHIBITS

      3        Amended and Restated Articles of Incorporation of AMCORE
               Financial, Inc. dated May 1, 1990 (Incorporated by reference to Exhibit 23 of AMCORE's Annual Report on Form
               10-K for the year ended December 31, 1989).
      3.1      By-laws of AMCORE Financial, Inc. as amended May 17, 2000
               (Incorporated by reference to Exhibit 3.1 of AMCORE's
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 2000).
      4.1      Rights Agreement dated February 16, 2001, between AMCORE
               Financial, Inc. and Wells Fargo Bank Minnesota, N.A.
               (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on February 27, 2001).
      4.2 Indenture, dated as of March 25, 1997, between the Company and The First National Bank of Chicago (Incorporated herein by reference to Exhibit 4.1 of the Company's registration statement on Form S-4, Registration No. 333-
               25375).
      4.3      Form of New Guarantee between the Company and The First
               National Bank of Chicago (Incorporated herein by reference to Exhibit 4.7 of the Company's registration statement on Form S-4, Registration No. 333-25375).
     10.1      AMCORE Financial, Inc. 1994 Stock Option Plan for Non-
               Employee Directors (Incorporated by reference to Exhibit
               23 of AMCORE's Annual Report on Form 10-K for the year ended December 31, 1993).
     10.2 AMCORE Stock Option Advantage Plan (Incorporated by reference to AMCORE's Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE's Annual Report on Form 10-K for year ended December 31, 1998).
     10.3      AMCORE Financial, Inc. 2000 Stock Incentive Plan
               (Incorporated by reference to AMCORE's Proxy Statement,
               Appendix A, filed as Exhibit 22 to AMCORE's Annual Report on Form 10-K for year ended December 31, 1999).
     10.4A Amended and Restated Transitional Compensation Agreement dated June 1, 1996 between AMCORE Financial, Inc. and
               Robert J. Meuleman (Incorporated by reference to Exhibit
               10.3A of AMCORE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)
     10.4B Transitional Compensation Agreement dated June 1, 1996 between AMCORE Financial, Inc. and the following individuals: William J. Hippensteel and James F. Warsaw
               (Incorporated by reference to Exhibit 10.3D of AMCORE's
               Quarterly Report on Form 10-Q for the quarter ended June
               30, 1996.)
     10.4C     Transitional Compensation Agreement dated November 18,
               1998 between AMCORE Financial, Inc. and the following individuals: Kenneth E. Edge, John R. Hecht, and James S.
               Waddell (Incorporated by reference to Exhibit 10.3E of AMCORE's Annual Report on Form 10-K for the year ended
               December 31, 1998).
     10.4D Transitional Compensation Agreement dated January 1, 1999 between AMCORE Financial, Inc. and the following individuals: Lewis R. Jones and Joseph B. McGougan
               (Incorporated by reference to Exhibit 10.1 of AMCORE's
               Quarterly Report on Form 10-Q for the quarter ended March
               31, 1999.)
     10.4E Transitional Compensation Agreement dated May 1, 1999 between AMCORE Financial, Inc. and the following individuals: Gregory Sprawka and Bruce W. Lammers
               (Incorporated by reference to Exhibit 10.1 of AMCORE's
               Quarterly Report on Form 10-Q for the quarter ended June
               30, 1999.)
     10.4F     Transitional Compensation Agreement dated February 22,
               2000 between AMCORE Financial, Inc. and James M. Hansberry
               (Incorporated by reference to Exhibit 10.4G of AMCORE's
               Annual Report on Form 10-K for the year ended December 31,
               1999).

     10.4G     Transitional Compensation Agreement dated March 6, 2000
               between AMCORE Financial, Inc. and Patricia M. Bonavia
               (Incorporated by reference to Exhibit 10.4H of AMCORE's
               Annual Report on Form 10-K for the year ended December 31,
               1999).
     10.4H     Transitional Compensation Agreement dated March 15, 2000
               between AMCORE Financial, Inc. and David W. Miles
               (Incorporated by reference to Exhibit 10.4I of AMCORE's
               Annual Report on Form 10-K for the year ended December 31,
               1999).
     10.4I     Transitional Compensation Agreement Amendment dated
               October 2, 2000 between AMCORE Financial, Inc. and Bruce
               W. Lammers (Incorporated by reference to Exhibit 10.1 of
               AMCORE's Quarterly Report on Form 10-Q for the quarter
               ended September 30, 2000).
     10.5      Executive Insurance Agreement dated March 1, 1996 between
               AFI and Robert J. Meuleman (Incorporated by reference to
               Exhibit 10.6 of AMCORE's Quarterly Report on Form 10-Q for
               the quarter ended March 31, 1996).
     10.6      Executive Insurance Agreement dated August 10, 1998
               between AMCORE Financial, Inc. and the following
               executives: Kenneth E. Edge, John R. Hecht, and James S.
               Waddell (Incorporated by reference to Exhibit 10.10 of
               AMCORE's Quarterly Report on Form 10-Q for the quarter
               ended September 30, 1998.)
     10.7      Supplemental Executive Retirement Plan dated May 20, 1998
               (Incorporated by reference to Exhibit 10.9 of AMCORE's
               Annual Report on Form 10-K for the year ended December 31,
               1999).
     10.8      Loan Agreement with M & I Marshall and Ilsley Bank dated
               December 31, 1999 (Incorporated by reference to Exhibit
               10.10 of AMCORE's Annual Report on Form 10-K for the year
               ended December 31, 1999).
     13        2000 Summary Annual Report to Stockholders
     21        Subsidiaries of the Registrant
     22        Proxy Statement and Notice of 2001 Annual Meeting
     23        Consent of KPMG LLP
     24        Powers of Attorney

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rockford, State of Illinois, on this 16th day of March 2001.

                                          AMCORE FINANCIAL, INC.

                                          By: _________________________________
                                             John R. Hecht
                                             Executive Vice President and
                                             Chief Financial Officer


   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below on the 16th day of March, 2001 by the following persons on behalf of the Registrant in the capacities indicated.

Name                                      Title
----                                      -----
                                          Chairman and Chief Executive Officer
                                          (principal executive officer)
_____________________________________
Robert J. Meuleman

                                          Executive Vice President and Chief
_____________________________________     Financial Officer
John R. Hecht
                                          (principal financial officer and
                                          principal accounting officer)


Directors: Paula A. Bauer, Karen L. Branding, Milton R. Brown, Richard C.
       Dell, Paul Donovan, Kenneth E. Edge, Lawrence E. Gloyd, John A.
       Halbrook, Frederick D. Hay, William R. McManaman, Robert J. Meuleman,
       Jack D. Ward and Gary L. Watson

_____________________________________
Robert J. Meuleman*

_____________________________________
John R. Hecht*

Attorney in Fact*