Form 10-Q
period 2001-03-31
AMCORE FINANCIAL INC
filed 2001-05-15
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001



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

Yes X    No

The number of shares outstanding of the registrant's common stock, par value $.22 per share, at April 30, 2001 was 25,795,770 shares.



Index of Exhibits on Page 36

                             AMCORE FINANCIAL, INC.

                           Form 10-Q Table of Contents


PART I                                                              Page Number
------                                                              -----------

Item 1  Financial Statements

            Consolidated Balance Sheets as of March 31, 2001 and
               December 31, 2000                                            3

            Consolidated Statements of Income for the Three Months
               Ended March 31, 2001 and 2000                                4

            Consolidated Statements of Stockholders' Equity for the Three
               Months Ended March 31, 2001 and 2000                         5

            Consolidated Statements of Cash Flows for the Three Months
               Ended March 31, 2001 and 2000                                6

            Notes to Consolidated Financial Statements                      7

Item 2  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    19

Item 3  Quantitative and Qualitative Disclosures About Market Risk         31

PART II

Item 1  Legal Proceedings                                                  35

Item 4  Submission of Matters to a Vote of Security Holders                36

Item 6  Exhibits and Reports on Form 10-Q                                  36


Signatures                                                                 37

PART I.  ITEM 1: Financial Statements

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                                 March 31,        December 31,
                                                                                                   2001               2000
===============================================================================================================================
                                                                                              (in thousands, except share data)
   Assets        Cash and cash equivalents....................................................    $110,309         $118,807
                 Interest earning deposits in banks...........................................       5,914           21,562
                 Federal funds sold and other short-term investments..........................         700           36,000
                 Loans and leases held for sale...............................................      43,886           27,466
                 Securities available for sale................................................   1,233,023        1,223,785
                 Securities held to maturity (fair value of $10,635 in 2000)..................           -           10,661
                                                                                               -----------------------------
                     Total securities ........................................................  $1,233,023       $1,234,446
                 Loans and leases, net of unearned income.....................................   2,564,831        2,627,157
                 Allowance for loan and lease losses..........................................     (29,561)         (29,157)
                                                                                               -----------------------------
                     Net loans and leases.....................................................  $2,535,270       $2,598,000
                 Bank owned life insurance....................................................      95,778           54,733
                 Premises and equipment, net .................................................      51,787           52,554
                 Intangible assets, net.......................................................      17,733           16,683
                 Foreclosed real estate.......................................................       2,880            3,282
                 Other assets.................................................................      69,786           80,573
                                                                                               -----------------------------
                     TOTAL ASSETS.............................................................  $4,167,066       $4,244,106
                                                                                               =============================


 Liabilities     LIABILITIES
     And         Deposits:
Stockholders'      Demand deposits............................................................  $1,260,775       $1,268,253
   Equity          Savings deposits...........................................................     137,700          127,706
                   Other time deposits........................................................   1,644,840        1,747,602
                                                                                               -----------------------------
                      Total deposits..........................................................  $3,043,315       $3,143,561
                 Short-term borrowings........................................................     422,589          460,634
                 Long-term borrowings ........................................................     299,123          265,830
                 Other liabilities............................................................      86,406           65,584
                                                                                               -----------------------------
                      TOTAL LIABILITIES.......................................................  $3,851,433       $3,935,609
                                                                                               -----------------------------


                 STOCKHOLDERS' EQUITY
                 Preferred stock, $1 par value:  authorized 10,000,000 shares; none issued....  $        -       $        -
                 Common stock, $.22 par value:  authorized 45,000,000 shares;
                                                             March 31,    December 31,
                                                               2001           2000
                                                               ----           ----
                                               Issued       29,723,930     29,700,201
                                               Outstanding  25,838,830     25,985,432                6,601            6,596
                 Additional paid-in capital...................................................      75,453           74,900
                 Retained earnings ...........................................................     303,725          297,703
                 Deferred compensation........................................................      (2,600)          (1,651)
                 Treasury stock ..............................................................     (72,811)         (69,385)
                 Accumulated other comprehensive income.......................................       5,265              334
                                                                                               -----------------------------
                      TOTAL STOCKHOLDERS' EQUITY..............................................    $315,633         $308,497
                                                                                               -----------------------------
                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................  $4,167,066       $4,244,106
                                                                                               =============================

See accompanying notes to consolidated financial statements (unaudited).

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                        For the Three Months
                                                                                           Ended March 31,
                                                                                       2001              2000
====================================================================================================================
                                                                               (in thousands, except per share data)
  Interest    Interest and fees on loans and leases................................   $54,657           $57,074
   Income     Interest on securities:
                Taxable............................................................    16,027            17,503
                Tax-exempt.........................................................     3,554             3,796
                                                                                    ----------------------------
                   Total Income from Securities....................................   $19,581           $21,299
                                                                                    ----------------------------

              Interest on federal funds sold and other short-term investments......      $134               $31
              Interest and fees on loans and leases held for sale..................       937               292
              Interest on deposits in banks........................................       317               236
                                                                                    ----------------------------
                   Total Interest Income...........................................   $75,626           $78,932
                                                                                    ----------------------------

  Interest    Interest on deposits.................................................   $35,247           $32,401
   Expense    Interest on short-term borrowings....................................     6,459             9,216
              Interest on long-term borrowings.....................................     4,694             4,353
                                                                                    ----------------------------
                   Total Interest Expense..........................................   $46,400           $45,970
                                                                                    ----------------------------

                   Net Interest Income.............................................   $29,226           $32,962
              Provision for loan and lease losses..................................     2,156             2,390
                                                                                    ----------------------------
                   Net Interest Income After Provision for Loan and Lease Losses...   $27,070           $30,572
                                                                                    ----------------------------

    Non-      Trust and asset management income....................................    $6,782            $7,622
  Interest    Service charges on deposits..........................................     3,074             2,614
   Income     Mortgage revenues....................................................     2,121               941
              Bank owned life insurance income.....................................     1,044               162
              Other................................................................     3,209             2,745
                                                                                    ----------------------------
                   Non-Interest Income, Excluding Net Realized Security Gains......   $16,230           $14,084
              Net realized security gains..........................................       743               703
                                                                                    ----------------------------
                   Total Non-Interest Income.......................................   $16,973           $14,787

  Operating   Compensation expense.................................................   $12,713           $12,924
  Expenses    Employee benefits....................................................     3,959             3,339
              Net occupancy expense................................................     2,062             1,837
              Equipment expense....................................................     2,160             2,283
              Data processing expense..............................................     1,516             1,592
              Professional fees....................................................     1,116             1,008
              Communication expense................................................     1,044             1,076
              Advertising and business development.................................       836               983
              Amortization of intangible assets....................................       551               528
              Other................................................................     4,645             4,150
                                                                                    ----------------------------
                   Total Operating Expenses........................................   $30,602           $29,720
                                                                                    ----------------------------

              Income Before Income Taxes...........................................   $13,441           $15,639
              Income taxes.........................................................     3,472             4,552
                                                                                    ----------------------------
                   Net Income before Accounting Change.............................    $9,969           $11,087
                     Cumulative effect of accounting change (net of tax)...........       225                 -
                                                                                    ----------------------------
                   NET INCOME......................................................   $10,194           $11,087
                                                                                    ============================

----------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
              Net Income before Accounting Change
              Basic................................................................   $  0.38           $  0.40
              Diluted..............................................................      0.38              0.40
              Cumulative Effect of Accounting Change
              Basic................................................................   $  0.01               N/A
              Diluted..............................................................      0.01               N/A
              Net Income
              Basic................................................................      0.39              0.40
              Diluted..............................................................      0.39              0.40
DIVIDENDS PER COMMON SHARE.........................................................      0.16              0.16
AVERAGE COMMON SHARES OUTSTANDING
              Basic................................................................    26,057            27,477
              Diluted..............................................................    26,309            27,832
----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements (unaudited).

                     AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                          Accumulated
                                                              Additional                                     Other         Total
                                                      Common   Paid-in   Retained   Deferred   Treasury  Comprehensive Stockholders'
                                                      Stock    Capital   Earnings Compensation  Stock    Income (Loss)    Equity
                                                      -----    -------   -------- ------------  -----    -------------    ------
                                                                         (in thousands, except share data)
Balance at December 31, 1999 ........................ $ 6,585  $ 74,244  $ 271,781  $ (1,533)  $ (30,442)   $ (26,907)   $ 293,728
                                                      =======  ========  =========  =========  ==========   ==========   =========

Comprehensive Income:
  Net Income ........................................      --        --     11,087        --          --           --       11,087

  Unrealized holding losses on securities
         available for sale arising during the period      --        --         --        --          --         (722)        (722)
  Less reclassification adjustment for realized
         gains included in net income ...............      --        --         --        --          --         (703)        (703)
  Income tax effect related to items of other
         comprehensive income .......................      --        --         --        --          --          591          591
                                                      -------  --------  ---------  ---------  ----------   ----------   ---------
Net unrealized gains (losses) on securities
  available for sale ................................      --        --         --        --          --         (834)        (834)
                                                      -------  --------  ---------  ---------  ----------   ----------   ---------
         Comprehensive Income .......................      --        --     11,087        --          --         (834)      10,253
                                                      -------  --------  ---------  ---------  ----------   ----------   ---------

  Cash dividends on common stock-$0.16
         per share ..................................      --        --     (4,410)       --          --           --       (4,410)
  Purchase of shares for the treasury ...............      --        --         --        --     (19,903)          --      (19,903)
  Reissuance of treasury shares under
         non-employee directors stock plan ..........      --        (3)        --       (87)         90           --           --
  Deferred compensation expense .....................      --        --         --       119          --           --          119
  Reissuance of treasury shares for
         employee incentive plans ...................      --       378         --        --       2,594           --        2,972
  Issuance of common shares for
         Employee Stock Plan ........................       2       187         --        --          --           --          189
                                                      -------  --------  ---------  ---------  ----------   ----------   ---------
Balance at March 31, 2000 ........................... $ 6,587  $ 74,806  $ 278,458  $ (1,501)  $ (47,661)   $ (27,741)   $ 282,948
                                                      =======  ========  =========  =========  ==========   ==========   =========

                                                      -------  --------  ---------  ---------  ----------   ----------   ---------
Balance at December 31, 2000 ........................ $ 6,596  $ 74,900  $ 297,703  $ (1,651)  $ (69,385)   $     334    $ 308,497
                                                      =======  ========  =========  =========  ==========   ==========   =========

Comprehensive Income:
  Net Income before accounting change ...............      --        --      9,969        --          --           --        9,969
                                                                                                                                 -
  Cumulative effect of accounting change, net of tax       --        --        225        --          --       (1,548)      (1,323)
  Current period transactions, net of tax ...........      --        --         --        --          --         (969)        (969)
  Reclassification to earnings, net of tax ..........      --        --         --        --          --         (177)        (177)
                                                      -------  --------  ---------  ---------  ----------   ----------   ---------
Net cumulative effect of FAS 133 ....................      --        --     10,194        --          --       (2,694)       7,500
                                                      -------  --------  ---------  ---------  ----------   ----------   ---------
  Unrealized holding gains on securities
         available for sale arising during the period      --        --         --        --          --       13,306       13,306
  Less reclassification adjustment for realized
         gains included in net income ...............      --        --         --        --          --         (743)        (743)
  Income tax effect related to items of other
         comprehensive income .......................      --        --         --        --          --       (4,938)      (4,938)
                                                      -------  --------  ---------  ---------  ----------   ----------   ---------
Net unrealized gains (losses) on securities
  available for sale ................................      --        --         --        --          --        7,625        7,625
                                                      -------  --------  ---------  ---------  ----------   ----------   ---------
         Comprehensive Income .......................      --        --         --        --          --        4,931        4,931
                                                      -------  --------  ---------  ---------  ----------   ----------   ---------

  Cash dividends on common stock-$0.16
         per share ..................................      --        --     (4,172)       --          --           --       (4,172)
  Purchase of shares for the treasury ...............      --        --         --        --      (6,417)          --       (6,417)
  Reissuance of treasury shares under
         non-employee directors stock plan ..........      --        18         --       (48)         30           --           --
  Deferred compensation expense .....................      --        --         --       152          --           --          152
  Reissuance of treasury shares for
         employee incentive plans ...................      --       130         --    (1,053)      2,961           --        2,038
  Issuance of common shares for
         Employee Stock Plan ........................       5       405         --        --          --           --          410
                                                      -------  --------  ---------  ---------  ----------   ----------   ---------
Balance at March 31, 2001 ........................... $ 6,601  $ 75,453  $ 303,725  $ (2,600)  $ (72,811)   $   5,265    $ 315,633
                                                      =======  ========  =========  =========  ==========   ==========   =========

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                          Three Months Ended
                                                                                                              March 31,
(in thousands)                                                                                           2001           2000
==============================================================================================================================
Cash Flows         Net income from operations.....................................................     $ 9,969       $ 11,087
From               Adjustments to reconcile net income from operations to net
Operating            cash provided by operating activities:
Activities              Cumulative effect of accounting change, net of tax........................         225              -
                        Depreciation and amortization of premises and equipment...................       1,749          1,791
                        Amortization and accretion of securities, net.............................         402            696
                        Provision for loan and lease losses.......................................       2,156          2,390
                        Amortization of intangible assets.........................................         551            528
                        Net gain on sale of securities available for sale.........................        (743)          (703)
                        Net gain on sale of loans held for sale...................................        (798)            (4)
                        Deferred income taxes.....................................................        (441)          (956)
                        Originations of loans held for sale.......................................    (120,554)       (40,278)
                        Proceeds from sales of loans held for sale................................     104,134         38,269
                        Tax benefit on exercise of stock options .................................        (130)          (127)
                        Other, net................................................................      22,016         10,437
                                                                                                    --------------------------
                           Net cash provided by operating activities..............................    $ 18,536       $ 23,130
                                                                                                    --------------------------
Cash Flows
From               Proceeds from maturities of securities available for sale......................    $ 60,704       $ 42,804
Investing          Proceeds from maturities of securities held to maturity........................           -          1,683
Activities         Proceeds from sales of securities available for sale...........................      77,925         25,319
                   Purchase of securities available for sale......................................    (124,302)      (105,459)
                   Net decrease (increase) in federal funds sold and other short-term investments.      35,300           (200)
                   Net decrease (increase) in interest earning deposits in banks..................      15,648         (2,959)
                   Proceeds from the sale of loans and leases.....................................       1,751            418
                   Net decrease (increase) in loans and leases....................................      59,109        (40,075)
                   Premises and equipment expenditures, net.......................................        (980)        (1,577)
                   Investment in bank owned life insurance........................................     (40,000)       (20,000)
                   Proceeds from the sale of foreclosed real estate...............................         824          1,025
                                                                                                    --------------------------
                           Net cash provided by (used for) investing activities...................    $ 85,979      $ (99,021)
                                                                                                    --------------------------
Cash Flows
From               Net increase in demand deposits and savings accounts...........................     $ 2,516       $ 54,792
Financing          Net (decrease) increase in time deposits.......................................    (102,762)        73,091
Activities         Net decrease in short-term borrowings..........................................     (38,295)      (149,433)
                   Proceeds from long-term borrowings.............................................      35,000         65,000
                   Payment of long-term borrowings................................................      (1,461)       (12,961)
                   Dividends paid.................................................................      (4,172)        (4,410)
                   Issuance of common shares for employee stock plan..............................         410            189
                   Reissuance of treasury shares for employee benefit incentive plans.............       2,168          3,099
                   Purchase of shares for treasury ...............................................      (6,417)       (19,903)
                                                                                                    --------------------------
                           Net cash (used for) provided by financing activities...................  $ (113,013)     $   9,464
                                                                                                    --------------------------
                   Net change in cash and cash equivalents........................................  $   (8,498)     $ (66,427)
                   Cash and cash equivalents:
                     Beginning of year............................................................     118,807        179,113
                                                                                                    --------------------------
                     End of period................................................................  $  110,309      $ 112,686
                                                                                                    ==========================
Supplemental
Disclosures of     Cash payments for:
Cash Flow            Interest paid to depositors..................................................  $   39,499      $  31,676
Information          Interest paid on borrowings..................................................      10,533         13,402
                     Income tax payment (receipt).................................................         (16)            60
Non-Cash
Investing and      Foreclosed real estate - acquired in settlement of loans.......................         632            533
Financing          Transfer of long-term borrowings to short-term borrowings......................         250              -
Activities         Transfer of held to maturity securities to available for sale..................      10,661              -

See accompanying notes to consolidated financial statements (unaudited).

                             AMCORE FINANCIAL, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States. These financial statements include, however, all adjustments (consisting of normal recurring accruals), which in the opinion of management, are considered necessary for the fair presentation of the financial position and results of operations for the periods shown.

Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the "Company") for the year ended December 31, 2000.

New Accounting Standards

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a replacement of FASB Statement No. 125". This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relative to securitization transactions and collateral for fiscal years ending after December 15, 2000 and was implemented by the Company during the first quarter of 2001.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by Statement of Financial Accounting Standards No. 138, on January 1, 2001. This Statement outlines accounting and reporting standards for derivative instruments and hedging activities. See Note 10 of the Notes to Consolidated Financial Statements.

Pending  Divestitures:

On October 11, 2000, AMCORE announced that it was considering the sale of ten branches (the "Branch Sales") as part of its strategic objective to invest in and reallocate capital to high growth Midwestern markets. The branches considered for sale included Aledo, Gridley, Mendota, Freeport, Mount Morris, Oregon, Ashton, Rochelle, Wyanet and Sheffield. AMCORE has since concluded that Mendota, Oregon and Freeport no longer fit in its contemplated divestiture program and are no longer being considered for sale. Combined the seven branches for sale represent approximately $75.8 million in loans and other assets and $176.0 million in deposits. The Company expects the branch sales will result in gains individually and in total.

On January 25, 2001, the Company announced that it had reached a definitive agreement for the sale of its Ashton and Rochelle branch locations to First National Bank and Trust Company of Rochelle. On February 15, 2001, the Company announced that it had reached a definitive agreement for the sale of its Mount Morris branch to UNION Savings BANK, Freeport, Illinois. On March 5, 2001, AMCORE announced that it had reached a definitive agreement for the sale of its Aledo branch to THE National Bank, Bettendorf, Iowa. On March 8, 2001, the Company announced that it had reached a definitive agreement for the sale of its Sheffield and Wyanet locations to Peoples National Bank of Kewanee. On May 2, 2001, the Company announced that it had reached a definitive agreement for the sale of its Gridley location to Pontiac National Bank. The Ashton and Rochelle branch sale to First National Bank and Trust Company of Rochelle was closed on May 4, 2001 with final settlement on May 15, 2001. It is probable that most or all of the remaining sales will close in the second quarter of 2001. The total deposit premium and other gain on the sale of assets is expected to be approximately $12 million pre-tax. The final deposit premium and gain on sale of other assets will be dependent upon deposit levels and asset book values as each Branch Sale is closed.

NOTE 2 - SECURITIES

A summary of securities at March 31, 2001 and December 31, 2000 were as follows:

                                                                         Gross              Gross
                                                    Amortized          Unrealized         Unrealized            Fair
                                                       Cost              Gains              Losses              Value
                                                    --------------------------------------------------------------------
                                                                                (in thousands)
At March 31, 2001
   Securities Available for Sale:
     U.S. Treasury                                  $   30,131         $      360         $       --          $   30,491
     U.S. Government agencies                           49,070                386                 --              49,456
     Agency mortgage-backed securities                 729,359              6,558             (2,523)            733,394
     State and political subdivisions                  293,453              8,569               (913)            301,109
     Corporate obligations and other                   117,983                999               (409)            118,573
                                                    --------------------------------------------------------------------
        Total Securities Available for Sale         $1,219,996         $   16,872         $   (3,845)         $1,233,023
                                                    --------------------------------------------------------------------

   Securities Held to Maturity:
     U.S. Treasury                                  $       --         $       --         $       --          $       --
     U.S. Government agencies                               --                 --                 --                  --
     State and political subdivisions                       --                 --                 --                  --
                                                    --------------------------------------------------------------------
        Total Securities Held to Maturity           $       --         $       --         $       --          $       --
                                                    --------------------------------------------------------------------
                  Total Securities                  $1,219,996         $   16,872         $   (3,845)         $1,233,023
                                                    ====================================================================

At December 31, 2000
   Securities Available for Sale:
     U.S. Treasury                                  $   35,751         $      215         $      (34)         $   35,932
     U.S. Government agencies                           51,091                142                (18)             51,215
     Agency mortgage-backed securities                 728,782              4,737             (7,634)            725,885
     State and political subdivisions                  289,496              5,630             (2,060)            293,066
     Corporate obligations and other                   118,201                296               (810)            117,687
                                                    --------------------------------------------------------------------
        Total Securities Available for Sale         $1,223,321         $   11,020         $  (10,556)         $1,223,785
                                                    --------------------------------------------------------------------

   Securities Held to Maturity:
     U.S. Treasury                                  $      802         $        4         $       --          $      806
     U.S. Government agencies                               24                 --                 --                  24
     State and political subdivisions                    9,835                 47                (77)              9,805
                                                    --------------------------------------------------------------------
        Total Securities Held to Maturity           $   10,661         $       51         $      (77)         $   10,635
                                                    --------------------------------------------------------------------
                  Total Securities                  $1,233,982         $   11,071         $  (10,633)         $1,234,420
                                                    ====================================================================

Realized gross gains resulting from the sale of securities available for sale were $743,000 and $703,000 for the three months ended March 31, 2001 and 2000, respectively. There were no realized gross losses for the three months ended March 31, 2001 and 2000. At March 31, 2001 and 2000, securities with a fair value of $813.4 million and $937.8 million, respectively, were pledged to secure public deposits, securities under agreements to repurchase and for other purposes required by law.

NOTE 3 - LOANS AND LEASES

The composition of the loan and lease portfolio at March 31, 2001 and December 31, 2000, was as follows:

                                                                 March 31, 2001  December 31, 2000
                                                                 ---------------------------------
                                                                          (in thousands)
Commercial, financial and agricultural........................... $   690,079      $   697,056
Real estate-construction.........................................     102,088          111,156
Real estate-commercial...........................................     745,016          762,320
Real estate-residential..........................................     633,519          662,778
Installment and consumer.........................................     391,524          390,971
Direct lease financing...........................................       2,605            2,877
                                                                  -----------------------------
     Gross loans and leases...................................... $ 2,564,831      $ 2,627,158
     Unearned income.............................................           -               (1)
                                                                  -----------------------------
     Loans and leases, net of unearned income.................... $ 2,564,831      $ 2,627,157
     Allowance for loan and lease losses.........................     (29,561)         (29,157)
                                                                  -----------------------------
     NET LOANS AND LEASES........................................ $ 2,535,270      $ 2,598,000
                                                                  =============================

$21.7 million in installment and consumer loans were either sold or reclassified to loans held for sale during the three months ended March 31, 2001.

NOTE 4 - SALE OF RECEIVABLES

During the quarter, the Company sold $16.7 million of indirect automobile loans in securitization transactions, recognizing pre-tax gains of $781,000. Upon securitization, the Company retained servicing responsibilities, interest only strips and subordinated credit enhancement tranches. At the date of each securitization, four in all since the third quarter of 2000, these retained interests were allocated a carrying value of $7.5 million. The Company receives monthly servicing fees equal to 0.75 percent per annum of the outstanding beginning principal balance of the loans serviced for the month and rights to future cash flows arising after the investors in the securitization trust have received the returns for which they have contracted. The investors and the securitization trust have no other recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to investor's interests. Their value is subject to credit and prepayment risk on the transferred auto loans.

Key economic assumptions used in measuring the retained interests at the date of the securitization and as of March 31, 2001 including the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                                            As Of March 31, 2001
                                                                     ---------------------------------
                                                       Date Of                10% Adverse  20% Adverse
                                                    Securitization    Actual     Change       Change
                                                    --------------    ------     ------       ------
                                                                       (in thousands)
Prepayment speed assumptions
     Prepayment speed                                        1.5%        1.5%       1.7%         1.8%
     Weighted average life (in months)                      22.3        21.1       20.3         19.5
     Fair value of retained interests                $     7,754     $ 8,202    $ 8,070      $ 7,939
     Change in fair value                            $         -     $     -    $  (131)     $  (262)
Expected credit loss assumptions
     Expected credit losses (loss to liquidation)     1.0% - 1.7%        1.0%       1.1%         1.2%
     Fair value of retained interests                $     7,754     $ 8,202    $ 8,111      $ 8,021
     Change in fair value                            $         -     $     -    $   (91)     $  (181)
Residual cash flow discount rate assumptions
     Residual cash flow discount rate (annual)        7.5% - 9.1%        7.0%       7.7%         8.5%
     Fair value of retained interests                $     7,754     $ 8,202    $ 8,030      $ 7,863
     Change in fair value                            $         -     $     -    $  (172)     $  (339)

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

Total cash flows attributable to the indirect auto loan securitization transactions was an inflow of $17.2 million in the first quarter. The following table summarizes the various cash flows received from and (paid to) the securitization trust:

                                                Proceeds From    Servicing Fees      Other
                                               Securitizations      Collected      Cash Flows    Fees Paid
                                               ---------------      ---------      ----------    ---------
                                                                            (in thousands)
Cash flows received from and (paid to) trust       $ 16,749           $ 180          $ 252         $ (5)

Other retained interests represents net cash flows received from retained interests by the transferor other than servicing fees. Other cash flows include, for example, gross cash flows from interest-only strips net of reductions in such cash flows for loan defaults.

The following table presents quantitative information about delinquencies (loans 30+ days past due plus non-accruals), net credit losses, and components of securitized indirect auto loans and other assets managed together with them. Loan amounts represent the principal amount of the loan only. Retained interests held for securitized assets are excluded from this table because they are recognized separately.

                                                                      Indirect Installment Loans
                                                     ------------------------------------------------------------
                                                     Held In Portfolio   Securitized   Held For Sale     Total
                                                     -----------------   -----------   -------------     -----
                                                                              (in thousands)
Total principal amount of loans at March 31, 2001         $ 269,315        $ 98,453        $ 4,066     $ 371,834
Delinqencies based on end of period loans                 $   4,881        $  1,062        $     -     $   5,943
Net credit losses year-to-date                            $     604        $    125        $     -     $     729

Actual and projected static pool credit losses, as a percentage of indirect auto loans securitized in 2001, are 0.03%, 0.32% and 0.75% as of the quarters ended March 31,2001, March 31, 2002 and March 31, 2003, respectively. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amount shown here for each year is a weighted average for all securitizations during the period.

NOTE 5 - Short-Term Borrowings

Short-term borrowings at March 31, 2001 and December 31, 2000 consisted of the following:

                                                             March 31, 2001      December 31, 2000
                                                             -------------------------------------
                                                                       (in thousands)
Securities sold under agreements to repurchase...............  $ 365,764              $ 439,367
Federal Home Loan Bank borrowings............................     40,321                     70
Federal funds purchased......................................      5,800                  9,990
U.S. Treasury tax and loan note accounts.....................     10,704                 11,207
                                                              ----------------------------------
   Total short-term borrowings...............................  $ 422,589              $ 460,634
                                                              ==================================

NOTE 6 - Long-Term Borrowings

Long-term borrowings at March 31, 2001 and December 31, 2000 consisted of the following:

                                                             March 31, 2001      December 31, 2000
                                                             -------------------------------------
                                                                       (in thousands)
Federal Home Loan Bank borrowings............................ $ 258,691              $ 224,957
Capital Trust preferred securities...........................    40,000                 40,000
Other long-term borrowings...................................       432                    873
                                                              ----------------------------------
             Total long-term borrowings...................... $ 299,123              $ 265,830
                                                              ==================================

AMCORE Bank, N.A., periodically borrows additional funds from the Federal Home Loan Bank (FHLB) in connection with the purchase of mortgage-backed securities and the financing of 1-4 family real estate loans. Certain Federal Home Loan Bank borrowings have prepayment penalties and call features associated with them. The average maturity of these borrowings at March 31, 2001 is 4.89 years, with a weighted average borrowing rate of 5.30%.

Reductions of FHLB borrowings with call features, assuming they are called at the earliest call date, are as follows at March 31, 2001:

                                                             Total
                                                         --------------
                                                         (in thousands)
2001....................................................    $ 176,000
2002....................................................       15,000
2003....................................................        4,000
                                                         -------------
        Total callable FHLB borrowings..................    $ 195,000
                                                         =============

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

Scheduled reductions of long-term borrowings are as follows:

                                                             Total
                                                         --------------
                                                         (in thousands)
2002....................................................    $ 10,986
2003....................................................      75,072
2004....................................................      25,042
2005....................................................      15,684
2006....................................................          11
Thereafter..............................................     172,328
                                                         -------------
        Total long-term borrowings......................    $ 299,123
                                                         =============

NOTE 7 - EARNINGS PER SHARE

                                                                    For the Three Months
Earnings per share calculations are as follows:                        Ended March 31,
                                                                      2001        2000
                                                          -------------------------------------
                                                          (in thousands, except per share data)
Net Income                                                           $10,194     $11,087

Basic earnings per share:
     Average basic shares outstanding                                 26,057      27,513
                                                                 -----------------------

     Earnings per share                                              $   .39     $  0.40
                                                                 -----------------------

Diluted earnings per share:
     Weighted average shares outstanding                              26,057      27,477
     Net effect of the assumed purchase of stock under the stock option and stock purchase plans - based on the treasury
        stock method using average market price                          252         265
      Contingently issuable shares under IMG purchase agreement           --          90
                                                                 -----------------------
     Average diluted shares outstanding                               26,309      27,832
                                                                 -----------------------

     Diluted Earnings per share                                      $   .39     $  0.40
                                                                 -----------------------

NOTE 8 - RESTRUCTURING CHARGE

       The components of the 1999 restructuring charge as shown below had a balance of zero at December 31, 2000 and, therefore, there was no activity during the first quarter of 2001. The activity during the first quarter of 2000 is shown in the following table:

                                             December 31, 1999   First Quarter   March 31, 2000
                                                   Balance       Cash Payments        Balance
                                             ------------------  --------------  ---------------

     Compensation expense..............(1)                $972           ($511)            $461
     Employee benefits.................(2)                  83             (18)              65
     Data processing expense...........(3)                 459            (220)             239
     Professional fees.................(4)                 290             (71)             219
     Other.............................(5)                  75              (2)              73
                                             ------------------  --------------  ---------------

     Charge before income taxes........                  1,879            (822)           1,057
     Income taxes.......................                   747            (327)             420
                                             ------------------  --------------  ---------------

     Charge after income taxes.........                 $1,132           ($495)            $637
                                             ==================  ==============  ===============

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

NOTE 9 - SEGMENT INFORMATION

The Company's operations include three business segments: Banking, Trust and Asset Management, and Mortgage Banking. The Banking segment provides commercial and personal banking services through its 64 banking locations in northern Illinois and south-central Wisconsin, and the Consumer Finance subsidiary. The services provided by this segment include lending, deposits, cash management, safe deposit box rental, automated teller machines, and other traditional banking services. The Trust and Asset Management segment provides trust, investment management, employee benefits recordkeeping and administration, and brokerage services. It also acts as an advisor and provides fund administration to the Vintage Mutual Funds. These products are distributed nationally and regionally to institutional investors and corporations, and locally through AMCORE's banking locations. The Mortgage Banking segment originates residential mortgage loans for sale to AMCORE's banking affiliate and the secondary market, as well as providing servicing of these mortgage loans.

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

BUSINESS SEGMENTS

                                                                      Trust and Asset      Mortgage         Total
For the three months ended March 31, 2001                Banking         Management        Banking         Segments
                                                       -------------------------------------------------------------
                                                                                 (in thousands)
Net interest income                                    $    28,817      $        76      $       823     $    29,716
Provision for loan and lease losses                          2,156               --               --           2,156
Non-interest income                                          8,998            7,198            2,836          19,032
Operating expenses                                          22,175            5,713            2,779          30,667
Income taxes                                                 3,325              712              350           4,387
                                                       -------------------------------------------------------------

Segment profit                                         $    10,159      $       849      $       530     $    11,538
                                                       -------------------------------------------------------------

Cumulative effect of accounting change (net of tax)           (209)              --              (16)           (225)
                                                       -------------------------------------------------------------

Segment profit before accounting changes               $     9,950      $       849      $       514     $    11,313
                                                       =============================================================

Segment assets                                         $ 4,115,094      $    20,837      $    50,997     $ 4,186,928
                                                       =============================================================

For the three months ended March 31, 2000

Net interest income                                    $    32,788      $        92      $       432     $    33,312
Provision for loan and lease losses                          2,390               --               --           2,390
Non-interest income                                          6,495            8,196            1,620          16,311
Operating expenses                                          22,052            5,744            1,634          29,430
Income taxes                                                 4,100            1,099              162           5,361
                                                       -------------------------------------------------------------

Segment profit                                         $    10,741      $     1,445      $       256     $    12,442
                                                       =============================================================

Segment assets                                         $ 4,332,696      $    21,567      $    25,566     $ 4,379,829
                                                       =============================================================

Reconcilement of Segment Information to Financial Statements

                                                  For the three months ended
                                                            March 31,
                                                 -----------------------------
                                                    2001              2000
                                                 -----------------------------
                                                         (in thousands)
Net interest income and non-interest income
-------------------------------------------
Total for segments                               $    48,748       $    49,623
Unallocated revenues:
  Holding company revenues                              (829)           (1,545)
  Other                                                   19                30
Elimination of intersegment revenues                  (1,371)             (359)
                                                 -----------------------------

Consolidated total revenues                      $    46,567       $    47,749
                                                 =============================

Profit
------
Total for segments                               $    11,538       $    12,442
Unallocated loss:
  Holding company loss                                (1,356)           (1,288)
  Other                                                  (54)              (27)
Elimination of intersegment profit (loss)                 66               (40)
                                                 -----------------------------

Consolidated net income                          $    10,194       $    11,087
                                                 =============================

Assets
------
Total for segments                               $ 4,186,928       $ 4,379,829
Unallocated assets:
  Holding company assets                              28,565            32,077
  Other                                               43,231            43,475
Elimination of intersegment assets                   (91,658)          (85,742)
                                                 -----------------------------

Consolidated assets                              $ 4,167,066       $ 4,369,639
                                                 =============================

NOTE 10 - DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, on January 1, 2001. This Statement outlines accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.

The Company uses derivative instruments to help manage its exposure to interest rate risk by modifying the existing interest rate risk characteristics of on-balance sheet assets and liabilities. The derivatives utilized as part of the asset/liability management program are predominately comprised of interest rate swap and collar contracts. Most of these instruments are designed to hedge exposure to floating rate liabilities where the Company is most vulnerable to interest rate risk. In addition, caps are also used to hedge exposure to increasing costs of floating rate liabilities, and interest rate floors are used to manage the exposure to falling interest rates of the originated mortgage servicing rights intangible asset. Also considered derivatives under SFAS No. 133 are 1-4 family residential loan (Mortgage Loans) commitments and forward Mortgage Loan sales to the secondary market (collectively "Mortgage Loan Derivatives"). The Company also has a deposit product whose interest rate is tied to the S & P index. The longest-term derivative that the Company has used to hedge its interest rate exposure expires in September of 2004.

Under SFAS No. 133, all derivatives will be recognized at fair value in the Consolidated Balance Sheets. Changes in fair value for derivatives that are not hedges will be recognized in the Consolidated Statement of Income (Income Statement) as they arise. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset in the Income Statement or recorded as a component of other comprehensive income
(OCI) in the Consolidated Statement of Stockholders' Equity. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the Income Statement. If the derivative is designated as a cash flow hedge, changes in the fair value due to the passage of time (Time Value) are excluded from the assessment of hedge effectiveness and therefore flow through the Income Statement for each period. The effective portion of the remaining changes in the fair value of the derivative (Intrinsic Value) are recorded in OCI and are subsequently recognized in the Income Statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the Income Statement. Hedge ineffectiveness is caused when the change in expected future cash flows of a hedged item does not exactly offset the change in the future expected cash flows of the derivative instrument, and is generally due to differences in the interest rate indices or interest rate reset dates.

The Company implemented SFAS No. 133 on January 1, 2001, and, as such, the impact of the transition to this standard on the Company's earnings and financial position was dependent on the composition of the hedging portfolio at that date. The after-tax transition adjustment due to the adoption of FAS No. 133 resulted in an increase in consolidated assets of $2.1 million, an increase in consolidated liabilities of $3.4 million, a reduction in OCI of $1.5 million, and an increase in net income of $225,000. The increase in net income is mostly attributable to the $353,000 favorable Time Value component of the market value of the cash flow hedges. As part of the adoption of this standard, $10.7 million of held to maturity securities were reclassified to available for sale resulting in an unrealized loss of $15,000 recorded in OCI.

In addition to the transition adjustment, the Income Statement for the three months ended March 31, 2001 included the following derivative related activity in other non-interest income: $297,000 loss due to the decrease in the Time Value component of the market value of cash flow hedges, $116,000 income related to the ineffective portion of the cash flow hedges, $105,000 income related to Mortgage Loan Derivatives, and $3,000 income related to the S & P 500 embedded derivative. These items, net of taxes of $28,000, total a $45,000 loss recorded for the quarter ended March 31, 2001.

Reclassification from OCI to the Income Statement occurs each period as continuing cash flow payments bring the Intrinsic Value component of the market value of each cash flow hedge closer to zero. Reclassifications also occur when cash flow hedges no longer meet the requirements to qualify for hedge accounting. Of the net derivative losses included in OCI as of the January 1, 2001 transition date, $2.3 million pre-tax is expected to be reclassified to the Income Statement as additional interest expense during the twelve months ended December 31, 2001, mostly through the normal postings of cash receipts and cash payments related to the derivatives and the hedged items.

NOTE 11 - CONTINGENCIES

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

On August 26, 1999, Willie Parker and five other plaintiffs filed a civil action in the Circuit Court of Humphreys County, Mississippi against AMCORE Consumer Finance Company, Inc., a subsidiary of the Company and other defendants containing twelve separate counts related to the sale and financing of residential satellite dish systems. Though the actual purchase price for each of these systems involves a principal amount of less than $3,000, the complaint prays for economic loss and compensatory damages in the amount of $5 million for each plaintiff and punitive damages in the amount of $100 million for each plaintiff. The Company has denied the plaintiffs' allegations and has removed the case to the United States District Court for the Northern District of Mississippi.

The proceedings are currently stayed pending resolution of the plaintiffs' motions to remand the case to the state court. Although the ultimate disposition of the cases cannot be predicted with certainty, based on information currently available, the Company believes that the plaintiffs' damage claims are disproportionate and that the final outcome of the cases will not have a materially adverse effect on the Company's consolidated financial condition, though it could have a materially adverse affect on the Company's consolidated results of operations in a given year. The Company has not recorded an accrual for payment of the damages in these cases because, in management's opinion, an unfavorable outcome in this litigation is not probable.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operation

Management's discussion and analysis focuses on the significant factors which affected AMCORE Financial, Inc. and subsidiaries ("AMCORE") Consolidated Balance Sheet as of March 31, 2001 as compared to December 31, 2000 and the results of operations for the three months ended March 31, 2001 as compared to the same period in 2000. This discussion is intended to be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of AMCORE. Statements that are not historical facts, including statements about beliefs and expectations, are forward-looking statements. These statements are based upon beliefs and assumptions of AMCORE'S management and on information currently available to such management. The use of the words "believe", "expect", "anticipate", "plan", "estimate", "may", "will" or similar expressions are forward-looking statements. Forward-looking statements speak only as of the date they are made, and AMCORE undertakes no obligation to update publicly any of them in light of new information or future events.

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


                             OVERVIEW OF OPERATIONS

AMCORE (or the "Company") reported net income of $10.2 million for the three months ended March 31, 2001, a decrease of $893,000 or 8.1% from the $11.1 million reported in the 2000 comparable period. Net income for the first quarter of 2001 includes the cumulative effect of $225,000 in net income resulting from the adoption on January 1, 2001 of Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138 (the "Accounting Change"). Net income before the Accounting Change was $10.0 million in the first quarter of 2001, a decrease of $1.1 million or 10.1% from the same period in 2000. Lower margins, the cost of Company stock repurchases, a decrease in average earning assets that included downsizing of the Company's investment portfolio, and a slowing economy were the primary factors leading to the decline in net income when comparing the first quarter of 2001 with the comparable period in 2000. AMCORE expects its performance during the remainder of the year will outpace its first quarter performance, with full year earnings on a diluted per share basis in the range of $1.65 to $1.70.

Diluted earnings per share for the first three months of 2001 were $0.39 compared to $0.40 for the same period in 2000, a decrease of 2.5%. Net income before the Accounting Change was $0.38 for the first quarter of 2001, a decrease of 5.0% from the same period in 2000. The 5.0% decrease in earnings before Accounting Changes, on a diluted per share basis, contrasts with the 10.1% decrease on a dollar basis, reflecting a 1.5 million decrease in average diluted shares outstanding attributable to AMCORE's previously announced stock repurchase programs.

AMCORE's return on average equity for the first quarter of 2001 was 13.29% versus 15.63% for the comparable period in 2000. AMCORE's return on average assets for the first three months of 2001 was 0.99% compared to 1.03% for the same period in 2000. Excluding the above-mentioned Accounting Change, the return on average equity and return on average assets would be 12.99% and 0.97%, respectively, for the first quarter of 2001.

On April 23, 2001, AMCORE announced a stock repurchase program for up to five percent of its common stock or 1.29 million shares. The repurchased shares will become treasury shares and will be used for general corporate purposes, including the issuance of shares in connection with AMCORE's stock option plan and other employee benefit plans. The Company also has 338,000 shares remaining from its August 8, 2000 stock repurchase authorization of 1.35 million shares, and through March 31, 2001, had repurchased 1.01 million shares at an average price of $19.66.

On October 11, 2000, AMCORE announced that it was considering the sale of ten Illinois branches (the "Branch Sales") as part of its strategic objective to invest in and reallocate capital to higher growth Midwestern markets. The branches included Aledo, Gridley, Mendota, Freeport, Mount Morris, Oregon, Ashton, Rochelle, Wyanet and Sheffield. AMCORE has since concluded that Mendota, Oregon and Freeport no longer fit in its contemplated divestiture program and are no longer being considered for sale. Combined the seven branches for sale represents approximately $75.8 million in loans and other assets and $176.0 million in deposits. AMCORE expects the Branch Sales will result in gains individually and in total. The total deposit premium and gain on the sale of other assets is expected to be approximately $12.0 million pre-tax. The final deposit premium and gain on sale of other assets will be dependent upon deposit levels and asset book values as each Branch Sale is closed.

On January 25, 2001, AMCORE announced that it had reached a definitive agreement for the sale of its Ashton and Rochelle branch locations to First National Bank and Trust Company of Rochelle. On February 15, 2001, AMCORE announced that it had reached a definitive agreement for the sale of its Mt. Morris branch to UNION Savings BANK, Freeport, Illinois. On March 5, 2001, AMCORE announced that it had reached a definitive agreement for the sale of its Aledo branch to THE National Bank, Bettendorf, Iowa. On March 8, 2001, AMCORE announced that it had reached a definitive agreement for the sale of its Sheffield and Wyanet locations to Peoples National Bank of Kewanee. On May 2, 2001, the Company announced that it had reached a definitive agreement for the sale of its Gridley location to Pontiac National Bank. The sale of the Ashton and Rochelle branches was closed on May 4, 2001 with final settlement on May 15, 2001. It is probable that most or all of the remaining sales will close in the second quarter of 2001.

The Company has identified three key areas where it will expand its presence. On April 9, 2001, the bank subsidiary (the "BANK") opened an office in Geneva, Illinois, an affluent Chicago suburb just south of its Elgin market in the Fox River Valley. The BANK has also entered into an agreement to purchase property on which it plans to build an office in St. Charles, Illinois. That office will be strategically located between the Elgin and Geneva markets and is expected to open in 2002. Since opening the Elgin office in 1994, it has grown to approximately $140.0 million in assets. Similar results are possible in Geneva and St. Charles. On May 15, 2001, the BANK will open its newest branch on the Eastside of Rockford, Illinois. This is an area of the city that is experiencing significant growth. The BANK has the number one market share in Rockford and views this location as an important step towards increasing its market share.

                EARNINGS REVIEW OF CONSOLIDATED INCOME STATEMENT

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended March 31, 2001 and 2000.

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

                                              Quarter Ended     Quarter Ended
                                              March 31, 2001   March 31, 2000
                                             ---------------- -----------------

Interest Income Book Basis                           $75,626          $78,932
Taxable Equivalent Adjustment                          2,117            2,276
                                             ---------------- -----------------

Interest Income Taxable Equivalent Basis              77,743           81,208
Interest Expense                                      46,400           45,970
                                             ---------------- -----------------

Net Interest Income Taxable Equivalent Basis         $31,343          $35,238
                                             ================ =================


Net interest income on a fully taxable equivalent basis declined $3.9 million or 11.1% during the first quarter of 2001 over the same period in 2000. Average earning assets declined $221.3 million or 5.4%, as the Company focused on interest-rate risk reduction strategies that included the sale of indirect auto loans (the "Auto Loan Sales") and the continued reduction of its investment portfolio. Yields on average earning assets improved 13 basis points. The net impact was a $3.5 million or 4.3% decrease in interest income.

Rates paid on interest-bearing liabilities increased 36 basis points on average quarter-to-quarter. Average balances of interest-bearing liabilities declined $174.7 million, as the Company moved to decrease its dependence on high-cost wholesale funding sources. The net impact was a $430,000 or 0.9% increase in interest expense.

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

As Table 1 indicates, the interest rate spread declined 23 basis points to 2.60% in the first quarter of 2001 when compared to the 2.83% during the same period in 2000. Net interest margin declined 22 basis points to 3.22% in the first quarter of 2001, compared to 3.44% for the same period a year ago, as the carryover impact of last year's increasing interest rate and inverted yield curve environment overshadowed the impact of first quarter 2001 reductions in short-term interest rates by the Federal Reserve (the "Fed"). Net interest margins have improved 8 basis points since the fourth quarter of 2000, however.

The current interest rate environment, significant reductions in wholesale funding, and a new free-checking product are expected to result in a lower cost of funds and improving margins throughout 2001, with full-year margins expected in the range of 3.40% to 3.45%. Higher cost wholesale funding has decreased $180.1 million on average since the first quarter of 2000. In addition, since its introduction February 6, 2001, the free-checking product has raised $4.4 million in new low-cost deposits, with additional growth expected.

The level of net interest income is the result of the relationship between the total volume and mix of interest-earning assets and the rates earned and the total volume and mix of interest-bearing liabilities and the rates paid. The rate and volume components associated with interest-earning assets and interest-bearing liabilities can be segregated to analyze the quarter-to-quarter changes in net interest income. Changes due to rate/volume variances have been allocated between changes due to average volume and changes due to average rate based on the absolute value of each to the total change of both categories. Because of changes in the mix of the components of interest-earning assets and interest-bearing liabilities, the computations for each of the components do not equal the calculation for interest-earning assets as a total and interest-bearing liabilities as a total. Table 2 analyzes the changes attributable to the rate and volume components of net interest income.

Changes Due to Volume

In the first quarter of 2001, net interest income declined due to average volume by $2.3 million, when compared with the first quarter of 2000. This was comprised of a $4.7 million decline in interest income that was partially offset by a $2.4 million decrease in interest expense.

The $4.7 million decline in interest income was driven by a $166.8 million or 6.0% decline in average loans and a $92.7 million or 7.1% decrease in average investment securities. The decline in average loans is attributable to the Auto Loan Sales and mortgage loan securitizations, an increased emphasis on loan quality and pricing discipline, and a slowing economy. Since the first quarter of 2000, the Company has sold $118 million of indirect auto loans and securitized $52 million of 1 - 4 family mortgage loans, which has improved liquidity. Excluding these deliberate actions, average loans would have been flat quarter-over-quarter. Excluding the securitized mortgages of $52 million, the average reduction in the Company's investment portfolio was $145 million from the first quarter of 2000.

The decline in average earning assets led to a $174.7 million or 4.8% decrease in average interest-bearing liabilities and the resulting $2.4 million reduction in interest expense. This was attributable to a $180.1 million average reduction in wholesale funding since the first quarter of 2000. This was a deliberate strategy aimed at reducing the Company's reliance on these higher-cost funding sources and to reduce interest rate risk.

Changes Due to Rate

The yield on earning assets increased 13 basis points during the first quarter of 2001, compared to the same period in 2000. The yield on average loans improved by 21 basis points and was primarily attributable to residential and commercial real estate loans, home equity loans and installment loans. Rising interest rates during the last half of 1999 and the first half of 2000 impacted the pricing on new loan volume and loans that refinanced during 2000, more than offsetting recent actions by the Fed to cut short-term interest rates. AMCORE's loan pricing discipline also contributed to improved loan yields. The yield on average securities decreased by 6 basis points, as higher-yielding agency mortgage-backed securities prepaid during the first quarter of 2001, the result of declining interest rates.

The rate paid on interest bearing liabilities increased 36 basis points during the first quarter of 2001, compared to the first quarter of 2000. This was primarily the result of longer-term certificates of deposits

(CD's) that have repriced in the aftermath of increasing short-term interest rates during the last half of 1999 and the first half of 2000. The impact was partially offset by decreased rates on AMDEX money market accounts. These accounts reprice monthly off the three-month Treasury bill discount rate, and have benefited from the recent decline in short-term interest rates.

Provision for Loan and Lease Losses

The provision for loan and lease losses is an amount added to the allowance for loan and lease losses to provide for the known and estimated amount of loans that will not be collected. Loan and lease losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management determines an appropriate provision for loan losses based upon historical loss experience; regular evaluation of collectibility by lending officers, credit administration and the corporate loan review staff; and the size and nature of and other known factors about the loan portfolios. Other factors include the current economic and industry environment, concentration characteristics of the loan portfolio, adverse situations that may affect the borrower's ability to repay and the estimated value of any underlying collateral of impaired and potential problem loans.

The provision for loan and lease losses was $2.2 million in the first quarter of 2001 versus $2.4 million in the same period a year ago. During the first quarter of 2001, the Company experienced a $166.8 million or 6.0% decline in average loans compared to the first quarter of 2000. This contrasts with a $275.8 million or 11.1% growth in average loans when comparing the first quarter of 2000 with the same period in 1999. These factors, coupled with relatively stable net charge-offs quarter-over-quarter, led to the decline in the loan loss provision. Future growth in the loan portfolio, weakening economic conditions or specific credit deterioration, among other things, could result in increases in the provision for loan and lease losses.

AMCORE recorded net charge-offs of $1.6 million during both the first quarter of 2001 and the first quarter of 2000. Annualized net charge-offs represented 24 basis points of average loans in the first quarter of 2001 compared to 23 basis points in the same period in 2000.

The allowance for loan and lease losses as a percent of total loans was 1.15% and 1.05% at March 31, 2001 and 2000, respectively. The higher level of the allowance for loan and lease losses reflects the increase in non-performing loans.

Non-Interest Income

Total non-interest income is comprised primarily of fee based revenues from mortgage, trust, brokerage, asset management and insurance services. Fees from bank-related services, mainly on deposits and electronic banking, along with net security gains or losses, gains from loan sales and increases in cash surrender value (CSV) of bank-owned life insurance (BOLI) are also included in this category. Non-interest income, excluding net realized security gains, increased $2.1 million or 15.2% in the first quarter of 2001 compared to the first quarter of 2000. The improvement was attributable to higher mortgage revenues, increased net CSV on BOLI, gain on the sale of auto loans, and increased service charges on deposits. These were partially offset by a decline in trust and asset management revenues, brokerage commissions and insurance commission income.

Trust and asset management income, the largest source of fee based revenues, totaled $6.8 million in the first quarter of 2001, an decline of $840,000 or 11.0% from $7.6 million in the first quarter of 2000. The overall decline in the stock market during the first quarter of 2001, compared to the first quarter of 2000, impacted equity values upon which fees are based. This, along with some lost employee benefit accounts, were the primary factors leading to the decline in trust and asset management revenues. The impact was lessened, however, because of the composition of the Company's asset management mix, which is fairly evenly divided among equity, fixed income and money market investments. Therefore, when one sector is experiencing pressure, as the equity markets have been recently, other sectors can lessen the impact. Thus, while the S&P 500 and the NASDAQ were down nearly 22% and 60%, respectively, from March 31, 2000 to March 31, 2001, favorable outcomes in the fixed income market enabled the Company to limit the decrease in trust and asset management revenue to 11.0%. As of March 31, 2001, assets under management totaled $4.2 billion, including $1.2 billion in the AMCORE family of Vintage Mutual Funds. Total assets under administration, which include managed and custodial assets, totaled $4.8 billion. In addition to overall market performance, trust and asset management revenues are dependent upon plan terminations, corporate profit sharing contributions, and other economic factors.

Service charges on deposits totaled $3.1 million in the first quarter of 2001, an increase of $460,000 or 17.6% from the $2.6 million in the first quarter of 2000. Increased overdraft and stop payment fees, primarily commercial, and increased commercial account maintenance fees contributed to the increase over the first quarter of 2000.

Mortgage revenues include fees generated from underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans. A declining interest rate environment during the first quarter of 2001, compared to an increasing interest rate environment during the same quarter in 2000, resulted in increased volumes quarter-over-quarter. First quarter 2001 volume of $109 million, principally refinancings, was already at 50% of the total volume for all of 2000. This resulted in first quarter 2001 mortgage revenues of $2.1 million, an increase of $1.2 million or 125.4% from the $941,000 in the first quarter of 2000. Mortgage revenues for the first quarter of 2001 were net of a $294,000 servicing rights impairment charge, reflecting the impact of higher refinancing activity on the value of the Company's existing servicing rights portfolio. Excluding this item, first quarter 2001 mortgage revenues increased $1.5 million or 156.6% over the same period in 2000.

Strong name recognition and scalable processing systems should enable AMCORE to efficiently capture additional refinancing and origination volume as a result of the current interest rate environment. The mortgage interest rate environment could also lead to additional impairment charges on servicing rights should existing serviced mortgages prepay at an accelerated rate. As of March 31, 2001, AMCORE had $8.0 million of capitalized mortgage servicing rights, net of a $294,000 impairment reserve. The portfolio of loans serviced was $763.7 million.

BOLI income totaled $1.0 million in the first quarter of 2001, compared to $162,000 in the first quarter of 2000, reflecting an increase in average investment of $52.5 million. AMCORE uses BOLI as a means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans and other employee benefit programs.

Other non-interest income, which includes customer service charges, credit card and merchant fees, brokerage commissions, insurance commissions and other miscellaneous income, was $3.2 million for the first three months of 2001, a $464,000 or 16.9% increase over first quarter 2000. The increase was primarily attributable to a first quarter 2001 gain of $781,000 from the Auto Loan Sale and $178,000 in servicing fee income from the Auto Loan Sale portfolio. These increases were partially offset by decreased brokerage and insurance commissions of $195,000 and $144,000, respectively, lower call option premium income of $107,000 and a first quarter net loss of $73,000 attributable of derivative mark-to-market adjustments and hedge ineffectiveness.

Net realized security gains (losses) were essentially flat at $743,000 in the first quarter of 2001 compared to $703,000 in the same period in 2000. The level of security gains or losses is dependent on the size of the available for sale portfolio, interest rate levels, AMCORE's liquidity needs, and balance sheet risk objectives.

Operating Expenses

Total operating expense was $30.6 million in the first quarter of 2001, an increase of $882,000 or 3.0% from $29.7 million in the first quarter of 2000. The increase was primarily due to higher employee benefits costs, increased loan processing and collection expenses, higher occupancy costs and increased credit related costs.

The efficiency ratio was 62.7% in the first quarter of 2001 compared to 59.1% in the first quarter of 2001. This reflects higher expenses coupled with lower net interest income, that were only partially offset by improved levels of non-interest income.

Personnel costs, which include compensation expense and employee benefits, are the largest component of operating expenses. Personnel costs totaled $16.7 million in the first quarter of 2001, an increase of $409,000 or 2.5% from $16.3 million in the first quarter of 2000. Annual merit and cost-of living increases, employee retention incentives at the trust and asset management segment, increased volume driven commissions from the mortgage segment, higher unemployment and employee health benefit costs, and higher supplemental retirement costs were partially offset by lower personnel costs attributable to completion of AMCORE's Customer Focused Organizational Structuring restructuring
(CFOS) and lower incentives. Health care costs are expected to moderate in upcoming quarters due to structural changes in the plan and other cost containment activities.

Net occupancy expense was $2.1 million in the first quarter of 2001, an increase of $225,000 or 12.2% from the first quarter of 2000. Higher heating costs, depreciation expense and real estate taxes were the primary factors contributing to the increase.

Equipment expense decreased $123,000 or 5.4% to $2.2 million in the first quarter of 2001, compared to the same period in 2000. This was primarily the result of lower depreciation expense on furniture, fixtures and data processing equipment. This was partially offset by increased expenditures for desktop computers and ancillary equipment and software that was expensed.

Data processing expenses include expenses related to core bank data processing, trust and other external processing systems. This category decreased $76,000 or 4.8% to $1.5 million in the first quarter of 2001 compared to the same quarter in 2000. Lower core bank data processing and programming costs associated with the more efficient CFOS structure, more than offset increased external processing costs for the trust and asset management segment.

Professional fees totaled $1.1 million in the first quarter of 2001, an increase of $108,000 or 10.7% over the first quarter of 2000. The increase was primarily attributable to increased legal fees, mostly related to credit collection activities.

Advertising and business development expenses were $836,000 in the first quarter of 2001, a decrease of $147,000 or 15.0% from the first quarter of 2000. The decrease is primarily the result of the timing of various promotional campaigns and programs, with higher expenses expected throughout the remainder of the year related to the free-checking promotion.

Intangibles amortization and communication expense were essentially flat quarter-to-quarter. Intangibles amortization increased $23,000 to $551,000 in the first quarter of 2001, compared to same quarter a year ago, while communication expense decreased $32,000 to $1.0 million.

Other expenses were $4.6 million in first quarter of 2001, an increase of $495,000 or 11.9%, from the first quarter of 2000. The increase is primarily related to higher loan processing and collection expenses including mortgage servicing rights amortization from the mortgage segment and increased credit related losses from foreclosed real estate.

Income Taxes

Income tax expense before accounting change totaled $3.5 million in the first quarter of 2001, compared with $4.6 million in the first quarter of 2000, a decrease of $1.1 million or 23.7%. The decrease is mainly the result of lower earnings before tax and increased CSV of BOLI that are not subject to tax. The effective tax rate for the first quarter of 2001 was 25.8% compared to 29.1% for the same period in 2000.

                       EARNINGS REVIEW BY BUSINESS SEGMENT

AMCORE's internal reporting and planning process has focused on three business segments: Banking, Trust and Asset Management, and Mortgage Banking. Note 9 of the Notes to Consolidated Financial Statements presents a condensed income statement for each segment.

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

Banking Segment

The Banking segment provides commercial and personal banking services through its 65 banking locations in northern Illinois and south central Wisconsin and the finance subsidiary. The services provided by this segment include lending, deposits, cash management, automated teller machines, and other traditional banking services.

The Banking segment's profit for the first quarter of 2001 was $10.2 million, a decline of $582,000 or 5.4% from the same period in 2000. Declining net interest income was largely offset by increased non-interest income and lower income tax expense.

Net interest income declined by $4.0, or 12.1%, in the first quarter of 2001 compared to the same period in 2000. The decrease was primarily driven by declines in average loans and average investment securities of 6.0% and 7.1%, respectively, that were only partially offset by a 4.8% decrease in average interest-bearing liabilities. In addition, rates paid on interest-bearing liabilities increased 36 basis points and yields on securities declined 6 basis points on average quarter-to-quarter, while average yields on loans improved by only 21 basis points. Overall, net interest margin was down 22 basis points to 3.22% in the first quarter of 2001, compared to 3.44% in the first quarter of 2000. Net interest margin has improved by 8 basis points since December 31, 2000.

Non-interest income increased by $2.5 million or 38.5%. The increase is primarily the result of increased CSV on BOLI, increased gains and servicing income from Auto Loan Sales, higher service charges on deposits and the Accounting Change. These were partially offset by decreased insurance commissions, lower call option premium income and a first quarter 2001 net loss attributable to derivative mark-to-market adjustments and hedge ineffectiveness.

The provision for loan and lease losses was $2.2 million in the first quarter of 2001 versus $2.4 million in the same period a year ago. During the first quarter of 2001, the Company experienced a $166.8 million or 6.0% decline in average loans compared to the first quarter of 2000. This contrasts with a $275.8 million or 11.1% growth in average loans when comparing the first quarter of 2000 with the same period in 1999. These factors, coupled with relatively stable net charge-offs quarter-over-quarter, led to the decline in the loan loss provision. Future growth in the loan portfolio, weakening economic conditions or specific credit deterioration could result in increases in the provision for loan and lease losses.

Operating expenses rose $123,000 or 0.6%. Increased occupancy costs, employee benefits costs, foreclosed real estate losses and legal fees, were nearly offset by decreased compensation expense, advertising and business development costs, equipment costs and data processing expense.

Income taxes were lower as a result of lower segment earnings before taxes and increased CSV in BOLI that are not subject to tax.

The Banking segment represented 88.0% and 86.3% of total segment profit before Accounting Changes in the first quarter of 2001 and 2000, respectively.

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

The Trust and Asset Management segment's profit for the first quarter of 2001 was $849,000, a decline of $596,000 or 41.2% from the same period in 2000. Declining revenues were partially offset by lower income tax expense.

Trust and Asset Management segment revenues, including net interest income, declined $1.0 million or 12.2% in the first quarter of 2001, compared to the same period in 2000. The overall decline in the stock market during the first quarter of 2001, compared to the first quarter of 2000, impacted equity values upon which fees are based. This, along with the loss of some employee benefit accounts, were the primary factors leading to the decline in trust and asset management revenues. The market decline also led to lower brokerage commissions quarter-over-quarter.

Operating expenses decreased $31,000 or 0.5%. Lower compensation costs and advertising and business development expenses more than offset increased employee benefits and retention expenses, higher external data processing costs and increased goodwill amortization.

Income taxes were lower as a result of lower segment earnings before taxes.

As of March 31, 2001, assets under management totaled $4.2 billion, including $1.2 billion in the AMCORE family of Vintage Mutual Funds. Total assets under administration, which include managed and custodial assets, totaled $4.8 billion.

The Trust and Asset Management segment represented 7.4% and 11.6% of total segment profit before Accounting Changes in the first quarter of 2001 and 2000, respectively.

Mortgage Banking Segment

The Mortgage Banking segment provides a variety of mortgage lending products to meet its customer needs. It sells these loans to AMCORE's bank affiliate and the secondary market and continues to service most of the loans sold.

The Mortgage Banking segment's profit for the first quarter of 2001 was $530,000, an increase of $274,000 or 107.0% from the same period in 2000.

The Mortgage Banking segment revenues and net interest income were up $1.2 million or 75.1% and $391,000 or 90.5%, respectively. A declining mortgage interest rate environment during the first quarter of 2001, compared to an increasing interest rate environment during the same quarter in 2000, resulted in increased volumes quarter-over-quarter. First quarter 2001 volume of $109 million, principally refinancings, was already at 50% of the total volume for all of 2000. First quarter 2001 revenues also included gains of $105,000 from derivative mark-to-market adjustments. Partially offsetting Mortgage Banking segment revenues for the first quarter of 2001 was a $294,000 servicing rights impairment charge.

The increase in volume caused a corresponding increase in production related commissions and variable loan processing and collection costs. Servicing rights amortization was also higher as declining interest rates led to accelerated prepayments on the existing servicing portfolio. These factors resulted in a $1.1 million increase in operating expenses.

Income taxes were higher as a result of increased segment earnings before taxes.

The Mortgage Banking segment represented 4.6% and 2.1% of total segment profit before Accounting Changes in the first quartet of 2001 and 2000, respectively.


                              BALANCE SHEET REVIEW

Total assets were $4.2 billion at March 31, 2001, a decrease of $77.0 million or 1.8% from December 31, 2000. Total liabilities declined $84.2 million over the same period, while stockholders' equity increased $7.1 million.

Total earning assets, including BOLI, decreased $57.2 million from December 31, 2000. Non-earning assets decreased $19.8 million over the same period. The decrease in earning assets was primarily related to a $62.3 million decline in loans, a $35.3 million decline in federal funds sold and a $15.6 million decline in interest earning deposits in banks. These were partially offset by a $41.0 million increase in BOLI and a $16.4 million increase in loans held for sale. Mortgage loans held for sale increased $22.5 million, as declining interest rates led to increased volumes, while automobile loans held for sale declined $6.1 million. The decrease in non-earning assets was mainly attributable to reductions in excess cash of $8.5 million and a $10.8 million decline in other assets, primarily interest receivable, accounts receivable and deferred tax assets.

Total deposits declined $100.2 million from December 31, 2000, of which $90.4 million were non-core brokered CD's. Short-term borrowings were down $38.0 million over the same period, while long-term borrowings were up $33.3 million and other liabilities increased $20.8 million. The decline in short-term borrowings was mainly attributable to repurchase agreements that were largely replaced with longer-term Federal Home Loan Bank borrowings. The increase in other liabilities was largely related to accounts payable, specifically $11.2 million of disbursements on mortgage loan closings that have not yet cleared and $5.9 million related to securities and stock repurchase transactions that had not yet settled. The increase related to mortgage closings was driven by the increase in volumes discussed previously. Other liabilities also included $4.5 million attributable to derivative mark-to-market adjustments net of hedge ineffectiveness.

The stockholders' equity increase related to $6.0 million of first quarter 2001 earnings in excess of dividends paid, plus $4.9 million in other comprehensive income associated with improving fair values of the investment portfolio and derivative mark-to-market adjustments. These were partially offset by $3.4 million net increase in treasury stock balance related to the acquisition of treasury shares in connection with AMCORE's announced share repurchase program and reissuances pursuant to employee benefit plans.



                              ASSET QUALITY REVIEW

Allowance for Loan and Lease Losses

The determination by management of the appropriate level of the allowance amounted to $29.6 million at March 31, 2001, compared to $29.2 million at December 31, 2000, for an increase of $404,000 or 1.4%. Since the allowance for loan and lease losses is based on estimates that are subject to revisions as more information becomes available, actual losses may vary from the current estimates. Management makes an ongoing evaluation as to the adequacy of the allowance for loan and lease losses on at least a quarterly basis. As adjustments in the allowance become necessary, they are recorded in the earnings of that period and serve as a self-correcting mechanism in reducing differences in allocations and observed losses.

As of March 31, 2001, the allowance for loan losses as a percent of total loans and of non-performing loans was 1.15% and 93.15%, respectively. These compare to the same ratios at March 31, 2000 of 1.05% and 130.67%. Net charge-offs were essentially flat at $1.6 million for the first quarter of 2001 and 2000. These represented 0.24% and 0.23% of average loans, respectively. AMCORE believes that reserve coverage remains adequate.

An analysis of the allowance for loan losses is shown in Table 3.

Non-performing Assets

Non-performing assets consist of non-accrual loans, loans with restructured terms, other real estate owned and other foreclosed assets. Non-performing assets totaled $35.6 million as of March 31, 2001, an increase of $9.2 million or 34.7% from the $26.4 million at December 31, 2000. Approximately $9.1 million of the total increase in non-performing assets is due to three unrelated credits. These diverse credits are not tied to any one industry. Two of the credits, an automobile dealership floor plan loan and a hotel loan were previously disclosed in the Company's Form 10-K Annual Report for the year ended December 31, 2000. The third credit placed on non-accrual during the first quarter of 2001 is a hog containment facility and row crop concern.

Total non-performing assets represent 0.85% and 0.62% of total assets at March 31, 2001 and December 31, 2000, respectively. An analysis of non-performing assets is shown on Table 3.

                               CAPITAL MANAGEMENT

Total stockholders' equity at March 31, 2001, was $315.6 million, an increase of $7.1 million or 2.3% from December 31, 2000. The book value per share of AMCORE common stock was $12.22 and $10.44 at March 31, 2001 and 2000, respectively. AMCORE paid dividends of $0.16 per share in the first quarter of 2001 and 2000.

On April 23, 2001, AMCORE announced a stock repurchase program for up to five percent of its common stock or 1.29 million shares. The repurchased shares will become treasury shares and will be used for general corporate purposes, including the issuance of shares in connection with AMCORE's stock option plan and other employee benefit plans. The Company also has 338,000 shares remaining from its August 8, 2000 stock repurchase authorization of 1.35 million shares, and through March 31, 2001, had repurchased 1.01 million shares at an average price of $19.66.

The BANK is considered a "well-capitalized" institution based on regulatory guidelines. AMCORE's leverage ratio of 7.99% at March 31, 2001 exceeds the regulatory guidelines of 5% for well-capitalized institutions. AMCORE's ratio of Tier 1 capital at 11.11% and total risk based capital at 12.10% significantly exceed the regulatory minimums (as set forth in the table below), as of March 31, 2001.

(Dollars in thousands)                                 March 31, 2001          March 31, 2000
                                                       --------------          --------------
                                                      Amount     Ratio         Amount     Ratio
                                                      ------     -----         ------     -----
Total Capital (to Risk Weighted Assets)              $361,575    12.10%       $361,527    12.10%
Total Capital Minimum                                 238,999     8.00%        238,981     8.00%
                                                 ------------- ----------  ------------ -----------
Amount in Excess of Regulatory Minimum               $122,576     4.10%       $121,546     4.10%
                                                 ============= ==========  ============ ===========

Tier 1 Capital (to Risk Weighted Assets)             $332,014    11.11%       $332,361    11.13%
Tier 1 Capital Minimum                                119,500     4.00%        119,491     4.00%
                                                 ------------- ----------  ------------ -----------
Amount in Excess of Minimum                          $212,514     7.11%       $212,870     7.13%
                                                 ============= ==========  ============ ===========

Tier 1 Capital (to Average Assets)                   $332,014     7.99%       $332,961     7.72%
Tier 1 Capital Minimum                                166,120     4.00%        172,208     4.00%
                                                 ------------- ----------  ------------ -----------
Amount in Excess of Regulatory Minimum               $165,894     3.99%       $160,153     3.72%
                                                 ============= ==========  ============ ===========

Risk Adjusted Assets                               $2,987,492               $2,987,268
                                                 =============             ============

Average Assets                                     $4,153,002               $4,303,781
                                                 =============             ============

Item 3.  Quantitative and qualitative disclosures about market risk

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

AMCORE's asset and liability management process is utilized to manage market and interest rate risk through structuring the balance sheet and off-balance sheet portfolios to maximize net interest income while maintaining acceptable levels of risk to changes in market interest rates. Interest rate sensitivity analysis is performed monthly using various simulations with an asset/liability modeling system. These analyses are reviewed by the Asset and Liability Committee (ALCO), whose actions attempt to minimize any sudden or sustained negative impact that interest rate movements may have on net interest income. ALCO also reviews the impact of liquidity, loan and deposit pricing compared to its competition, capital adequacy and rate sensitivity, among other things, and determines appropriate policy direction to maintain or meet established ALCO policies as established by the Board of Directors.

Based upon an immediate increase in interest rates of 200 basis points and no change in the slope of the yield curve, the potential decrease in net income over a twelve-month period beginning April 1, 2001, would be approximately $7.1 million. At the end of 2000, comparable assumptions would have resulted in a potential decrease in 2001 net income of $8.9 million. Thus, AMCORE's earnings at risk from a rising rate scenario are less at the end of the first quarter of 2001 than they were at the end of 2000.

Conversely, an immediate decrease in interest rates of 200 basis points and no change in the slope of the yield curve would result in a potential decrease in net income over a twelve-month period beginning April 1, 2001, of $1.3 million. The same assumptions at the end of 2000 would have resulted in a potential increase in net income of $582,000. Thus, AMCORE's earnings at risk from a declining rate scenario are greater at the end of the first quarter of 2001 than they were at the end of 2000.

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

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company's December 31, 2000 Form 10-K.

                                     TABLE 1
          AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS

                                                                    Quarter Ended                           Quarter Ended
                                                                    March 31, 2001                          March 31, 2000
                                                      -------------------------------------   -----------------------------------
                                                          Average                   Average       Average                 Average
                                                          Balance      Interest      Rate         Balance       Interest    Rate
                                                      -------------------------------------   -----------------------------------
Assets                                                                               (in thousands)
Interest-Earning Assets:
      Taxable securities                                  $ 935,297    $ 16,027      6.86%      $ 1,008,984     $ 17,503    6.94%
      Tax-exempt securities (1)                             285,101       5,468      7.67%          304,141        5,840    7.68%
                                                      ---------------------------------------------------------------------------
        Total Securities (2)                              1,220,398      21,495      7.05%        1,313,125       23,343    7.11%
      Loans held for sale (3)                                36,156         712      7.88%           10,304          189    7.34%
      Loans (1) (4)                                       2,592,155      54,860      8.55%        2,759,002       57,306    8.34%
      Other earning assets                                   31,467         451      5.81%           19,066          267    5.63%
      Fees on loans held for sale (3)                            -          225        -                 -           103      -
                                                      -------------------------------------   -----------------------------------
          Total Interest-Earning Assets                 $ 3,880,176    $ 77,743      8.07%      $ 4,101,497     $ 81,208    7.94%
Non Interest-Earning Assets:
      Cash and due from banks                                97,479                                 104,433
      Other assets                                          222,839                                 144,670
      Allowance for loan and lease losses                   (29,242)                                (28,946)
                                                      -------------                           -------------
              Total Assets                              $ 4,171,252                             $ 4,321,654
                                                      =============                           =============

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
      Interest-bearing demand and savings deposits      $ 1,022,769     $ 8,969      3.56%      $ 1,006,960      $ 8,735    3.48%
      Time deposits                                       1,688,020      26,246      6.31%        1,693,546       23,550    5.58%
                                                      -------------------------------------   -----------------------------------
        Total interest-bearing deposits                   2,710,789      35,215      5.27%        2,700,506       32,285    4.81%
      Short-term borrowings                                 443,768       6,758      6.18%          619,732        9,163    5.95%
      Long-term borrowings                                  286,427       4,427      6.27%          295,460        4,522    6.16%
                                                      -------------------------------------   -----------------------------------
        Total Interest-Bearing Liabilities              $ 3,440,984    $ 46,400      5.47%      $ 3,615,698     $ 45,970    5.11%
Non Interest-Bearing Liabilities:
      Demand deposits                                       345,171                                 363,600
      Other liabilities                                      73,943                                  57,029
                                                      -------------                           -------------
        Total Liabilities                               $ 3,860,098                             $ 4,036,327
Stockholders' Equity                                        311,154                                 285,327
                                                      -------------                           -------------
              Total Liabilities and
                 Stockholders' Equity                   $ 4,171,252                             $ 4,321,654
                                                      =============                           =============

          Net Interest Income (FTE)                                    $ 31,343                                 $ 35,238
                                                                      =========                                =========
          Net Interest Spread (FTE)                                                  2.60%                                  2.83%
                                                                                    ======                                 ======

          Interest Rate Margin (FTE)                                                 3.22%                                  3.44%
                                                                                    ======                                 ======

Notes:
(1) The interest on tax-exempt investment securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(2) The average balances of the investments are based on amortized historical cost.
(3) The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
(4) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $631,000 and $694,000 for 2001 and 2000, respectively.

                                    TABLE 2

          ANALYSIS OF QUARTER-TO-QUARTER CHANGES IN NET INTEREST INCOME

                                                                           Quarter Ended
                                                                       March 2001/March 2000
                                                      --------------------------------------------------
                                                                                              Total Net
                                                      Increase (Decrease)  Due to Change In   Increase
                                                        Average Volume       Average Rate    (Decrease)
                                                      --------------------------------------------------
                                                                            (in thousands)
Interest Income:
      Taxable securities                                    $(1,267)           $  (209)       $(1,476)
      Tax-exempt securities (1)                                (365)                (7)          (372)
                                                      --------------------------------------------------
         Total Securities (2)                                (1,637)              (211)        (1,848)
      Loans held for sale (3)                                   508                 15            523
      Loans  (1) (4)                                         (3,753)             1,307         (2,446)
      Other earning assets                                      175                  9            184
      Fees on loans held for sale (3)                             0                122            122
                                                      --------------------------------------------------
      Total Interest-Earning Assets                         $(4,693)           $ 1,228        $(3,465)
                                                      --------------------------------------------------

Interest Expense:
      Interest-bearing demand and savings deposits          $   358            $  (124)       $   234
      Time deposits                                             (84)             2,780          2,696
                                                      --------------------------------------------------
        Total interest-bearing deposits                         112              2,818          2,930
      Short-term borrowings                                  (2,735)               330         (2,405)
      Long-term borrowings                                     (162)                67            (95)
                                                      --------------------------------------------------
      Total Interest-Bearing Liabilities                    $(2,426)           $ 2,856        $   430
                                                      --------------------------------------------------

      Net Interest Margin / Net Interest Income (FTE)       $(2,267)           $(1,628)       $(3,895)
                                                      ==================================================

The above table shows the changes in interest income (tax equivalent "FTE") and interest expense attributable to volume and rate variances. The change in interest income (tax equivalent) due to both volume and rate has been allocated to volume and rate changes in proportion tothe relationships of the absolute dollar amounts of the change in each.

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

                                 TABLE 3
                              ASSET QUALITY

     The components of non-performing loans and leases at March 31, 2001 and December 31, 2000 were as follows:

                                                        March 31,     December 31,
                                                          2001           2000
                                                     -----------------------------
Impaired loans:
     Non-accrual loans and leases
         Commercial .............................        $14,826        $ 9,396
         Real estate ............................         15,692         11,176
Other non-performing:
         Non-accrual loans (1) ..................          1,218          1,497
                                                     --------------------------
         Total non-performing loans .............        $31,736        $22,069
                                                     ==========================

Foreclosed assets:
         Real estate ............................          2,880          3,282
         Other ..................................            996          1,092
                                                     --------------------------
         Total foreclosed assets ................        $ 3,876        $ 4,374
                                                     ==========================

         Total non-performing assets ............        $35,612        $26,443
                                                     ==========================

Loans 90 days or more past due and still accruing        $12,306        $13,136

(1) These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

     An anaylsis of the allowance for loan and lease losses for the periods ended March 31, 2001 and 2000 is presented below:

                                                             For the Three Months
                                                                Ended March 31,
                                                             2001           2000
                                                          ------------------------
Balance at beginning of period ....................        $29,157         $28,377
Charge-Offs:
    Commercial, financial and agricultural ........            517             506
    Real estate ...................................            391             517
    Installment and consumer ......................          1,187           1,149
    Direct leases .................................             --              --
                                                          ------------------------
                                                             2,095           2,172
Recoveries:
    Commercial, financial and agricultural ........            125             369
    Real estate ...................................             63              38
    Installment and consumer ......................            341             164
    Direct leases .................................              8              --
                                                          ------------------------
                                                               537             571

Net Charge-Offs ...................................          1,558           1,601
Provision charged to expense ......................          2,156           2,390
Reductions due to sale of loans ...................            194              --
                                                          ------------------------

Balance at end of period ..........................        $29,561         $29,166
                                                          ========================

Ratio of net-charge-offs during the period
to average loans outstanding during the period  (1)           0.24%           0.23%
                                                          ========================

(1)  On an annualized basis.

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

On August 26, 1999, Willie Parker and five other plaintiffs filed a civil action in the Circuit Court of Humphreys County, Mississippi against AMCORE Consumer Finance Company, Inc., a subsidiary of the Company and other defendants containing twelve separate counts related to the sale and financing of residential satellite dish systems. Though the actual purchase price for each of these systems involves a principal amount of less than $3,000, the complaint prays for economic loss and compensatory damages in the amount of $5 million for each plaintiff and punitive damages in the amount of $100 million for each plaintiff. The Company has denied the plaintiffs' allegations and has removed the case to the United States District Court for the Northern District of Mississippi.

The proceedings are currently stayed pending resolution of the plaintiffs' motions to remand the case to the state court. Although the ultimate disposition of the cases cannot be predicted with certainty, based on information currently available, the Company believes that the plaintiffs' damage claims are disproportionate and that the final outcome of the cases will not have a materially adverse effect on the Company's consolidated financial condition, though it could have a materially adverse affect on the Company's consolidated results of operations in a given year. The Company has not recorded an accrual for payment of the damages in these cases because, in management's opinion, an unfavorable outcome in this litigation is not probable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

(a) AMCORE Financial, Inc. 2000 Annual Meeting of Stockholders was held on May 1, 2001.

(b) Proxies were solicited by AMCORE Financial, Inc. management for the purpose of electing five Class III directors whose term will expire in 2004. The following individuals were elected as Class III directors:

              Name                  Votes For         Votes Withheld
              ----                  ---------         --------------
         Paula A. Bauer            16,826,787            2,832,082
         Karen L. Branding         16,872,433            2,786,436
         Paul Donovan              16,890,834            2,768,035
         Jack D. Ward              16,985,696            2,673,173
         Gary L. Watson            16,805,808            2,853,061

(c) Proxies were solicited by AMCORE Financial, Inc. management to ratify the appointment of KPMG LLP as independent auditors. The appointment of KPMG LLP was ratified via 18,203,714 votes for, 1,014,030 votes against, and 441,125 votes abstaining the ratification of the appointment.

(d) Proxies were solicited by AMCORE Financial, Inc. management to approve the AMCORE Financial, Inc. 2001 Stock Option Plan for Non-Employee Directors. The plan was approved via 12,571,292 votes for, 6,600,085 votes against and 487,492 votes abstaining.

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

          4 Rights Agreement dated February 16, 2001, between AMCORE Financial, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on February 27, 2001).

          99   Additional exhibits - Press release dated April 18, 2001
                                   - Press release dated April 23, 2001
                                   - Press release dated May 2, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          AMCORE Financial, Inc.

                          (Registrant)



Date: May 15, 2001




                          /s/ John R. Hecht
                          ----------------------------------------------------
                          John R. Hecht
                          Executive Vice President and Chief Financial Officer (Duly authorized officer of the registrant and principal financial officer)