Form 10-Q
period 2001-06-30
AMCORE FINANCIAL INC
filed 2001-08-14
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001



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

The number of shares outstanding of the registrant's common stock, par value $.22 per share, at July 31, 2001 was 25,511,124 shares.


Index of Exhibits on Page 38

                             AMCORE FINANCIAL, INC.

                           Form 10-Q Table of Contents


PART I                                                               Page Number

Item 1 Financial Statements

       Consolidated Balance Sheets as of June 30, 2001 and
          December 31, 2000                                                 3

       Consolidated Statements of Income for the Three and Six Months
          Ended June 30, 2001 and 2000                                      4

       Consolidated Statements of Stockholders' Equity for the Six Months
          Ended June 30, 2001 and 2000                                      5

       Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 2001 and 2000                                      6

       Notes to Consolidated Financial Statements                           7

Item 2 Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        18

Item 3 Quantitative and Qualitative Disclosures About Market Risk          31

PART II

Item 1 Legal Proceedings                                                   37

Item 4 Submission of Matters to a Vote of Security Holders                 38

Item 6 Exhibits and Reports on Form 10-Q                                   38


Signatures                                                                 39

PART I.  ITEM 1: Financial Statements

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                             June 30,              December 31,
                                                                                               2001                    2000
=================================================================================================================================
                                                                                            (in thousands, except share data)
   Assets      Cash and cash equivalents...................................................   $111,943                $118,807
               Interest earning deposits in banks..........................................     16,431                  21,562
               Federal funds sold and other short-term investments.........................      9,000                  36,000
               Loans and leases held for sale..............................................     41,712                  27,466
               Securities available for sale...............................................  1,143,308               1,223,785
               Securities held to maturity (12/31/00 fair value of $10,635 )...............          -                  10,661
                                                                                            ----------------------------------
                   Total securities ....................................................... $1,143,308              $1,234,446
               Loans and leases, net of unearned income....................................  2,501,753               2,627,157
               Allowance for loan and lease losses.........................................    (33,006)                (29,157)
                                                                                            ----------------------------------
                   Net loans and leases.................................................... $2,468,747              $2,598,000
               Bank owned life insurance...................................................     97,163                  54,733
               Premises and equipment, net ................................................     50,337                  52,554
               Intangible assets, net......................................................     16,946                  16,683
               Foreclosed real estate......................................................      1,960                   3,282
               Other assets................................................................     73,680                  80,573
                                                                                            ----------------------------------
                   TOTAL ASSETS............................................................ $4,031,227              $4,244,106
                                                                                            ==================================
 Liabilities   LIABILITIES
     And       Deposits:
Stockholders'    Demand deposits........................................................... $1,232,897              $1,268,253
   Equity        Savings deposits..........................................................    122,979                 127,706
                 Other time deposits.......................................................  1,520,236               1,747,602
                                                                                            ----------------------------------
                    Total deposits......................................................... $2,876,112              $3,143,561
               Short-term borrowings.......................................................    460,515                 460,634
               Long-term borrowings .......................................................    310,309                 265,830
               Other liabilities...........................................................     70,907                  65,584
                                                                                            ----------------------------------
                    TOTAL LIABILITIES...................................................... $3,717,843              $3,935,609
                                                                                            ----------------------------------
               STOCKHOLDERS' EQUITY
               Preferred stock, $1 par value: authorized 10,000,000 shares; none issued.... $        -              $        -
               Common stock, $.22 par value:  authorized 45,000,000 shares;
                                                       June 30,              December 31,
                                                        2001                    2000
                                                        ----                    ----
                          Issued                     29,723,930              29,700,201
                          Outstanding                25,609,540              25,985,432          6,601                   6,596
               Additional paid-in capital..................................................     74,685                  74,900
               Retained earnings ..........................................................    309,372                 297,703
               Deferred compensation.......................................................     (2,355)                 (1,651)
               Treasury stock .............................................................    (77,420)                (69,385)
               Accumulated other comprehensive income......................................      2,501                     334
                                                                                            ----------------------------------
                    TOTAL STOCKHOLDERS' EQUITY.............................................   $313,384                $308,497
                                                                                            ----------------------------------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................. $4,031,227              $4,244,106
                                                                                            ==================================

See accompanying notes to consolidated financial statements (unaudited).

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                   For the Three Months     For the Six Months
                                                                                      Ended June 30,          Ended June 30,
                                                                                     2001        2000        2001         2000
=================================================================================================================================
                                                                                      (in thousands, except per share data)
 Interest      Interest and fees on loans and leases............................   $52,466     $58,808     $107,123     $115,882
  Income       Interest on securities:
                 Taxable........................................................    14,890      17,445       30,917       34,948
                 Tax-exempt.....................................................     3,518       3,771        7,072        7,567
                                                                                 -----------------------------------------------
                    Total Income from Securities................................   $18,408     $21,216      $37,989      $42,515
                                                                                 -----------------------------------------------

               Interest on federal funds sold and other short-term investments..      $133         $69         $267         $100
               Interest and fees on loans and leases held for sale..............       975         555        1,912          847
               Interest on deposits in banks....................................       125         175          442          411
                                                                                 -----------------------------------------------
                    Total Interest Income.......................................   $72,107     $80,823     $147,733     $159,755
                                                                                 -----------------------------------------------

 Interest      Interest on deposits.............................................   $31,641     $34,460      $66,888      $66,861
 Expense       Interest on short-term borrowings................................     5,734       9,147       12,193       18,363
               Interest on long-term borrowings.................................     5,497       5,191       10,191        9,544
                                                                                 -----------------------------------------------
                    Total Interest Expense......................................   $42,872     $48,798      $89,272      $94,768
                                                                                 -----------------------------------------------

                    Net Interest Income.........................................   $29,235     $32,025      $58,461      $64,987
               Provision for loan and lease losses..............................     7,557       2,340        9,713        4,730
                                                                                 -----------------------------------------------
                    Net Interest Income After Provision for Loan
                        and Lease Losses........................................   $21,678     $29,685      $48,748      $60,257
                                                                                 -----------------------------------------------

   Non-        Trust and asset management income................................    $6,835      $7,553      $13,617      $15,175
 Interest      Service charges on deposits......................................     3,734       2,781        6,808        5,395
  Income       Mortgage revenues................................................     1,855         963        3,296        1,648
               Bank owned life insurance income.................................     1,386         380        2,430          542
               Gain on branch sales.............................................     8,695           -        8,695            -
               Other............................................................     2,227       2,592        5,436        5,337
                                                                                 -----------------------------------------------
                    Non-Interest Income, Excluding Net
                        Security Gains (Losses).................................   $24,732     $14,269      $40,282      $28,097
               Net security gains (losses)......................................    (2,272)        393       (1,529)       1,096
                                                                                 -----------------------------------------------
                    Total Non-Interest Income...................................   $22,460     $14,662      $38,753      $29,193

Operating      Compensation expense.............................................   $14,319     $13,557      $27,032      $26,481
 Expenses      Employee benefits................................................     3,138       3,400        7,097        6,739
               Net occupancy expense............................................     1,798       1,715        3,860        3,552
               Equipment expense................................................     2,014       2,181        4,174        4,464
               Data processing expense..........................................     1,486       1,446        3,002        3,038
               Professional fees................................................     1,036       1,061        2,152        2,069
               Communication expense............................................     1,003         966        2,047        2,042
               Advertising and business development.............................     1,289       1,159        2,125        2,142
               Amortization of intangible assets................................       534         529        1,085        1,057
               Other............................................................     4,650       3,700        8,615        7,594
                                                                                 -----------------------------------------------
                    Total Operating Expenses....................................   $31,267     $29,714      $61,189      $59,178
                                                                                 -----------------------------------------------

               Income Before Income Taxes.......................................   $12,871     $14,633      $26,312      $30,272
               Income taxes.....................................................     3,109       3,952        6,581        8,504
                                                                                 -----------------------------------------------
                    Net Income before Accounting Change.........................    $9,762     $10,681      $19,731      $21,768
                      Cumulative effect of accounting change (net of tax).......         -           -          225            -
                                                                                 -----------------------------------------------
                    NET INCOME..................................................    $9,762     $10,681      $19,956      $21,768
                                                                                 ===============================================

--------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
               Net Income before Accounting Change
               Basic............................................................    $ 0.38      $ 0.39       $ 0.76       $ 0.80
               Diluted..........................................................      0.38        0.39         0.75         0.79
               Cumulative Effect of Accounting Change
               Basic............................................................       N/A         N/A       $ 0.01          N/A
               Diluted..........................................................       N/A         N/A         0.01          N/A
               Net Income
               Basic............................................................      0.38        0.39         0.77         0.80
               Diluted..........................................................      0.38        0.39         0.76         0.79
DIVIDENDS PER COMMON SHARE......................................................      0.16        0.16         0.32         0.32
AVERAGE COMMON SHARES OUTSTANDING
               Basic............................................................    25,740      27,101       25,898       27,289
               Diluted..........................................................    25,967      27,421       26,138       27,625
--------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements (unaudited).

                     AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                        Accumulated
                                                           Additional                                      Other         Total
                                                    Common  Paid-in    Retained   Deferred   Treasury   Comprehensive Stockholders'
                                                    Stock   Capital    Earnings Compensation   Stock    Income (Loss)    Equity
                                                   --------------------------------------------------------------------------------
                                                                               (in thousands, except share data)
Balance at December 31, 1999...................... $ 6,585  $ 74,244  $ 271,781   $ (1,533)  $ (30,442)   $ (26,907)   $ 293,728
                                                   =======  ========  =========   ========   =========    =========    =========

Comprehensive Income:
       Net Income.................................       -         -     21,768          -           -            -       21,768

     Unrealized holding losses on securities
          available for sale arising during the
          period..................................       -         -          -          -           -       (3,223)      (3,223)
     Less reclassification adjustment for security
          gains included in net income............       -         -          -          -           -       (1,096)      (1,096)
     Income tax effect related to items of other
          comprehensive income....................       -         -          -          -           -        1,749        1,749
                                                   -------  --------  ---------   --------   ---------    ---------    ---------
Net unrealized gains (losses) on securities
     available for sale...........................       -         -          -          -           -       (2,570)      (2,570)
                                                   -------  --------  ---------   --------   ---------    ---------    ---------
          Comprehensive Income....................       -         -     21,768          -           -       (2,570)      19,198
                                                   -------  --------  ---------   --------   ---------    ---------    ---------

     Cash dividends on common stock-$0.32
          per share...............................       -         -     (8,744)         -           -            -       (8,744)
     Purchase of shares for the treasury..........       -         -          -          -     (20,592)           -      (20,592)
     Reissuance of treasury shares under
          non-employee directors stock plan.......       -       (11)         -       (238)        249            -            -
     Deferred compensation expense................       -         -          -        230           -            -          230
     Reissuance of treasury shares for
          employee incentive plans................       -       351          -          -       2,840            -        3,191
     Issuance of common shares for
          Employee Stock Plan.....................       6       402          -          -           -            -          408
                                                   -------  --------  ---------   --------   ---------    ---------    ---------

Balance at June 30, 2000.......................... $ 6,591  $ 74,986  $ 284,805   $ (1,541)  $ (47,945)   $ (29,477)   $ 287,419
                                                   =======  ========  =========   ========   =========    =========    =========

Balance at December 31, 2000...................... $ 6,596  $ 74,900  $ 297,703   $ (1,651)  $ (69,385)   $     334    $ 308,497
                                                   =======  ========  =========   ========   =========    =========    =========

 Comprehensive Income:
       Net Income before accounting change........       -         -     19,731          -           -            -       19,731
     Cumulative effect of accounting change,
          net of tax..............................       -         -        225          -           -       (1,548)      (1,323)
     Current period transactions, net of tax......       -         -          -          -           -         (378)        (378)
     Reclassification to earnings, net of tax.....       -         -          -          -           -         (663)        (663)
                                                   -------  --------  ---------   --------   ---------    ---------    ---------
Net cumulative effect of FAS 133                         -         -        225          -           -       (2,589)      (2,364)
                                                   -------  --------  ---------   --------   ---------    ---------    ---------
     Unrealized holding gains on securities
          available for sale arising during the
          period..................................       -         -          -          -           -        6,535        6,535
     Less reclassification adjustment for security
          losses included in net income...........       -         -          -          -           -        1,309        1,309
     Income tax effect related to items of other
          comprehensive income....................       -         -          -          -           -       (3,088)      (3,088)
                                                   -------  --------  ---------   --------   ---------    ---------    ---------
Net unrealized gains (losses) on securities
     available for sale...........................       -         -          -          -           -        4,756        4,756
                                                   -------  --------  ---------   --------   ---------    ---------    ---------
          Comprehensive Income....................       -         -        225          -           -        2,167        2,392
                                                   -------  --------  ---------   --------   ---------    ---------    ---------

     Cash dividends on common stock-$0.32
          per share...............................       -         -     (8,287)         -           -            -       (8,287)
     Purchase of shares for the treasury..........       -         -          -          -     (14,387)           -      (14,387)
     Reissuance of treasury shares under
          non-employee directors stock plan.......       -        18          -        (78)         60            -            -
     Deferred compensation expense................       -         -          -        297           -            -          297
     Reissuance of treasury shares for
           incentive plans........................       -      (638)         -       (923)      6,292            -        4,731
     Issuance of common shares for
          Employee Stock Plan.....................       5       405          -          -           -            -          410
                                                   -------  --------  ---------   --------   ---------    ---------    ---------
Balance at June 30, 2001.......................... $ 6,601  $ 74,685  $ 309,372   $ (2,355)  $ (77,420)     $ 2,501    $ 313,384
                                                   =======  ========  =========   ========   =========    =========    =========

See accompanying notes to consolidated financial statements (unaudited).

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                  Six Months Ended
                                                                                                       June 30,
(in thousands)                                                                                  2001            2000
=======================================================================================================================

Cash Flows     Net income before accounting change...................................        $ 19,731        $ 21,768
From           Cumulative effect of accounting change, net of tax....................             225               -
Operating      Gain on branch sales..................................................          (8,695)              -
Activities     Adjustments to reconcile net income from operations to net cash provided by operating activities:
                    Depreciation and amortization of premises and equipment..........           3,598           3,598
                    Amortization and accretion of securities, net....................           1,027           1,012
                    Provision for loan and lease losses..............................           9,713           4,730
                    Amortization of intangible assets................................           1,085           1,057
                    Net securities losses (gains)....................................           1,529          (1,096)
                    Net gain on sale of loans held for sale..........................            (857)            (50)
                    Deferred income taxes (benefits).................................           2,117            (323)
                    Originations of loans held for sale..............................        (279,076)       (118,650)
                    Proceeds from sales of loans held for sale.......................         264,830          89,204
                    Tax benefit on exercise of stock options ........................            (635)           (135)
                    Other, net.......................................................           2,051            (210)
                                                                                        ------------------------------
                       Net cash provided by operating activities.....................        $ 16,643           $ 905
                                                                                        ------------------------------

Cash Flows     Proceeds from maturities of securities available for sale.............       $ 162,166        $ 92,911
From           Proceeds from maturities of securities held to maturity...............               -           2,463
Investing      Proceeds from sales of securities available for sale..................         114,926          68,557
Activities     Purchase of securities available for sale.............................        (180,666)       (155,412)
               Net decrease in federal funds sold and other short-term investments...          27,000               -
               Net decrease (increase) in interest earning deposits in banks.........           5,131         (34,506)
               Proceeds from the sale of loans and leases............................           2,991           2,152
               Net decrease (increase) in loans and leases...........................          65,446         (38,913)
               Investment in bank owned life insurance...............................         (40,000)        (20,000)
               Premises and equipment expenditures, net..............................          (2,569)         (2,923)
               Proceeds from the sale of foreclosed real estate......................           2,003           1,914
                                                                                        ------------------------------
                       Net cash provided by (used for) investing activities..........       $ 156,428       $ (83,757)
                                                                                        ------------------------------

Cash Flows     Net increase in demand deposits and savings accounts..................        $ 20,769        $ 43,290
From           Net (decrease) increase in time deposits..............................        (137,978)         54,588
Financing      Net decrease in short-term borrowings.................................            (869)       (100,104)
Activities     Proceeds from long-term borrowings....................................          46,700          65,000
               Payment of long-term borrowings.......................................          (1,479)        (14,477)
               Net payments to settle branch sales...................................         (90,180)              -
               Dividends paid........................................................          (8,287)         (8,744)
               Issuance of common shares for employee stock plan.....................             410             408
               Reissuance of treasury shares for employee benefit incentive plans....           5,366           3,326
               Purchase of shares for treasury ......................................         (14,387)        (20,592)
                                                                                        ------------------------------
                       Net cash (used for) provided by financing activities..........      $ (179,935)       $ 22,695
                                                                                        ------------------------------
               Net change in cash and cash
               equivalents...........................................................      $   (6,864)      $ (60,157)
               Cash and cash equivalents:
                 Beginning of year...................................................         118,807         179,113
                                                                                        ------------------------------
                 End of period.......................................................       $ 111,943       $ 118,956
                                                                                        ==============================

Supplemental   Cash payments for:
Disclosures of   Interest paid to depositors.........................................        $ 75,001        $ 64,346
Cash Flow        Interest paid on borrowings.........................................          23,663          27,226
Information      Income tax payment..................................................           5,934           5,816

Non-Cash       Foreclosed real estate - acquired in settlement of loans..............           1,880           1,545
Investing and  Transfer of long-term borrowings to short-term borrowings.............             750              91
Financing      Transfer of held to maturity securities to available for sale.........          10,635               -
Activities

Activity for items such as deposits, loans, and fixed assets are shown excluding balance changes resulting from branch sales.

See accompanying notes to consolidated financial statements (unaudited).

                             AMCORE FINANCIAL, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. These financial statements include, however, all adjustments (consisting of normal recurring accruals), which in the opinion of management, are considered necessary for the fair presentation of the financial position and results of operations for the periods shown.

Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the "Company") for the year ended December 31, 2000.

New Accounting Standards

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS No.
141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 is effective January 1, 2002 for calendar year companies, however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. As required under SFAS No. 142, the Company will discontinue the amortization of goodwill with an expected net carrying value of $15.6 million at the date of adoption and annual amortization of $1.9 million that resulted from business combinations prior to the adoption of SFAS No. 141. However, the Company continues to evaluate the additional effect, if any, that adoption of SFAS No. 141 and SFAS No. 142 will have on the Company's consolidated financial statements.

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

Pending and Completed Divestitures:

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

Six branch sales were completed during the second quarter and these include Ashton/Rochelle to the First National Bank of Rochelle, IL; Mount Morris to UNION Savings BANK, Freeport, IL; Aledo to THE National Bank, Bettendorf, Iowa; and Sheffield and Wyanet to Peoples National Bank of Kewanee. Peoples National Bank of Kewanee then immediately announced the sale of the Wyanet branch to Citizens First State Bank of Walnut. The gain on the sale of six branches was $8.7 million on a pre-tax basis, net of associated costs. For the six branches sold, $152 million in deposits, $50.7 million in loans and $1.1 million in premises and equipment were transferred to the respective buyers. The average gross premium on the branch sales during the quarter was 6.4 percent. The sale of the Gridley branch is expected to close August 17, 2001 with a pre-tax net gain of approximately $1.8 million.

NOTE 2 - SECURITIES

A summary of securities at June 30, 2001 and December 31, 2000 were as follows:

                                                                 Gross           Gross          Gross
                                                 Amortized     Unrealized      Unrealized       Fair
                                                   Cost          Gains           Losses         Value
                                                --------------------------------------------------------
                                                                     (in thousands)
At June 30, 2001
   Securities Available for Sale:
     U.S. Treasury                              $   30,137     $      327     $       --     $    30,464
     U.S. Government agencies                       28,826            261            (53)         29,034
     Agency mortgage-backed securities             676,269          3,459         (2,487)        677,241
     State and political subdivisions              289,778          7,266           (891)        296,153
     Corporate obligations and other               109,990            805           (379)        110,416
                                                --------------------------------------------------------
        Total Securities Available for Sale     $1,135,000     $   12,118     $   (3,810)    $ 1,143,308
                                                ========================================================

At December 31, 2000
   Securities Available for Sale:
     U.S. Treasury                              $   35,751     $      215     $      (34)    $    35,932
     U.S. Government agencies                       51,091            142            (18)         51,215
     Agency mortgage-backed securities             728,782          4,737         (7,634)        725,885
     State and political subdivisions              289,496          5,630         (2,060)        293,066
     Corporate obligations and other               118,201            296           (810)        117,687
                                                --------------------------------------------------------
        Total Securities Available for Sale     $1,223,321     $   11,020     $  (10,556)    $ 1,223,785
                                                --------------------------------------------------------

   Securities Held to Maturity:
     U.S. Treasury                              $      802     $        4     $       --     $       806
     U.S. Government agencies                           24             --             --              24
     State and political subdivisions                9,835             47            (77)          9,805
                                                --------------------------------------------------------
        Total Securities Held to Maturity       $   10,661     $       51     $      (77)    $    10,635
                                                --------------------------------------------------------
                  Total Securities              $1,233,982     $   11,071     $ (10,633)     $ 1,234,420
                                                ========================================================

Realized gross gains resulting from the sale of securities available for sale were $141,000 and $394,000 for the three months ended June 30, 2001 and 2000, respectively, and $884,000 and $1.1 million for the six months ended June 30, 2001 and 2000, respectively. Realized gross losses were $604,000 and $1.0 million for the three months ended June 30, 2001 and 2000, respectively and $604,000 and $1.0 million for the six months ending June 30, 2001 and 2000, respectively. An impairment of loss $1.8 million was recorded during the second quarter of 2001 related to specific securities for which a decision to sell has been made. At June 30, 2001 and 2000, securities with a fair value of $839.9 million and $953.1 million, respectively, were pledged to secure public deposits, securities under agreements to repurchase and for other purposes required by law.

NOTE 3 - LOANS AND LEASES

The composition of the loan and lease portfolio at June 30, 2001 and December 31, 2000, was as follows:

                                              June 30, 2001  December 31, 2000
                                              --------------------------------
                                                         (in thousands)
Commercial, financial and agricultural......... $   711,542     $   697,056
Real estate-construction.......................      95,214         111,156
Real estate-commercial.........................     724,106         762,320
Real estate-residential........................     580,267         662,778
Installment and consumer.......................     386,684         390,970
Direct lease financing.........................       3,940           2,877
                                                ----------------------------
     Loans and leases, net of unearned income.. $ 2,501,753     $ 2,627,157
     Allowance for loan and lease losses.......     (33,006)        (29,157)
                                                ----------------------------
     NET LOANS AND LEASES...................... $ 2,468,747     $ 2,598,000
                                                ============================

$37.5 million in installment and consumer loans were either sold or reclassified to loans held for sale during the six months ended June 30, 2001.

NOTE 4 - SALE OF RECEIVABLES


During the second quarter of 2001, the Company sold $12.2 million of indirect automobile loans in securitization transactions, recognizing pre-tax gains of $29,000. Upon securitization, the Company retained servicing responsibilities, interest only strips and subordinated credit enhancement tranches. At the date of each securitization, five in all since the third quarter of 2000, these retained interests were allocated a carrying value of $8.1 million. The Company receives monthly servicing fees equal to 0.75 percent per annum of the outstanding beginning principal balance of the loans serviced for the month and rights to future cash flows arising after the investors in the securitization trust have received the returns for which they have contracted. The investors and the securitization trust have no other recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to investor's interests. Their value is subject to credit and prepayment risk on the transferred auto loans.

Key economic assumptions used in measuring the retained interests at the date of the securitization and as of June 30, 2001 including the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                                            As Of June 30, 2001
                                                                   -------------------------------------
                                                     Date Of                   10% Adverse   20% Adverse
                                                 Securitization      Actual       Change         Change
                                                 --------------      ------    -----------   -----------
                                                                           (in thousands)
Prepayment speed assumptions
     Prepayment speed                                     1.5%          1.5%         1.7%          1.8%
     Weighted average life (in months)                   22.2          20.5         19.7          19.0
     Fair value of retained interests             $     8,309      $  8,264      $ 8,146       $ 8,036
     Change in fair value                         $       --       $     --      $  (118)      $  (229)
Expected credit loss assumptions
     Expected credit losses (loss to liquidation)  1.0% - 1.7%         1.0%          1.1%          1.2%
     Fair value of retained interests             $     8,309      $  8,264      $ 8,166       $ 8,075
     Change in fair value                         $        --      $     --      $   (98)      $  (189)
Residual cash flow discount rate assumptions
     Residual cash flow discount rate (annual)     7.4% - 9.1%         7.4%          8.1%          8.9%
     Fair value of retained interests             $     8,309      $  8,264      $ 8,079       $ 7,904
     Change in fair value                         $        --      $     --      $  (186)      $  (360)

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

Total cash flows attributable to the indirect auto loan securitization transactions was an inflow of $12.2 million in the second quarter of 2001. The following table summarizes the various cash flows received from and (paid to) the securitization trust:

                                             Proceeds From     Servicing Fees     Other
                                             Securitizations     Collected      Cash Flows    Fees Paid
                                             ---------------     ---------      ----------    ---------
                                                                    (in thousands)
Cash flows received from and (paid to) trust  $   11,624          $   200        $  407        $  (1)


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

                                                                   Indirect Installment Loans
                                                    ----------------------------------------------------------
                                                    Held In Portfolio      Securitized   Held For Sale   Total
                                                    -----------------      -----------   -------------   -----
                                                                           (in thousands)
Total principal amount of loans at June 30, 2001      $  274,341             $  99,294     $  7,628     $381,263
Delinqencies based on end of period loans             $    6,328             $   1,664     $      -     $  7,992
Net credit losses year-to-date                        $    1,195             $     380     $      -     $  1,575

Actual and projected static pool credit losses, as a percentage of indirect auto loans securitized in 2001, are 0.02%, 0.34% and 0.76% as of the quarters ended June 30, 2001, June 30, 2002 and June 30, 2003, respectively. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amount shown here for each year is a weighted average for all securitizations during the period.

NOTE 5 - Short-Term Borrowings

Short-term borrowings at June 30, 2001 and December 31, 2000 consisted of the following:

                                                June 30, 2001  December 31, 2000
                                                --------------------------------
                                                          (in thousands)
Securities sold under agreements to repurchase..   $ 363,522        $ 439,367
Federal Home Loan Bank borrowings...............      40,821               70
Federal funds purchased.........................      22,600            9,990
U.S. Treasury tax and loan note accounts........      12,000           11,207
Commercial paper borrowings.....................      21,572                -
                                                   --------------------------
   Total short-term borrowings..................   $ 460,515        $ 460,634
                                                   ==========================


NOTE 6 - Long-Term Borrowings

Long-term borrowings at June 30, 2001 and December 31, 2000 consisted of the following:

                                                June 30, 2001  December 31, 2000
                                                --------------------------------
                                                          (in thousands)
Federal Home Loan Bank borrowings............     $ 269,873        $ 224,957
Capital Trust preferred securities...........        40,000           40,000
Other long-term borrowings...................           436              873
                                                  --------------------------
             Total long-term borrowings......     $ 310,309        $ 265,830
                                                  ==========================

AMCORE Bank, N.A. periodically borrows additional funds from the Federal Home Loan Bank (FHLB) in connection with the purchase of mortgage-backed securities and the financing of 1-4 family real estate loans. Certain FHLB borrowings have prepayment penalties and call features associated with them. The average maturity of these borrowings at June 30, 2001 is 4.66 years, with a weighted average borrowing rate of 5.09%.

Reductions of FHLB borrowings with call features, assuming they are called at the earliest call date, are as follows at June 30, 2001:

                                                     Total
                                                 --------------
                                                 (in thousands)
2001...........................................      $ 176,000
2002...........................................         15,000
2003...........................................          4,000
                                                ---------------
        Total callable FHLB borrowings.........      $ 195,000
                                                ===============

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

Scheduled reductions of long-term borrowings are as follows:
                                                     Total
                                                --------------
                                                 (in thousands)
2002...........................................    $ 10,473
2003...........................................      75,072
2004...........................................      25,042
2005...........................................      15,684
2006...........................................      11,711
Thereafter.....................................     172,327
                                                --------------
        Total long-term borrowings.............   $ 310,309
                                                ==============

NOTE 7 - EARNINGS PER SHARE

                                                    For the Three Months        For the Six Months
Earnings per share calculations are as follows:         Ended June 30,             Ended June 30,
                                                     2001          2000          2001          2000
                                                  ---------------------------------------------------
                                                         (in thousands, except per share data)
Net Income                                         $ 9,762       $10,681       $19,956       $ 21,768

Basic earnings per share:
                                                  ---------------------------------------------------
     Average basic shares outstanding               25,740        27,137        25,898         27,325
                                                  ---------------------------------------------------

     Earnings per share                            $  0.38       $  0.39       $  0.77       $   0.80
                                                  ---------------------------------------------------

Diluted earnings per share:
     Weighted average shares outstanding            25,740        27,101        25,898         27,289

     Net effect of the assumed purchase of
     stock under the stock option and stock
     purchase plans - based on the treasury stock
     method using average market price                 227           232           240            248

     Contingently issuable shares under IMG
        purchase agreement                              --            88            --             88
                                                  ---------------------------------------------------
     Average diluted shares outstanding             25,967        27,421        26,138         27,625
                                                  ---------------------------------------------------

     Diluted Earnings per share                    $  0.38       $  0.39       $  0.76       $   0.79
                                                  ---------------------------------------------------

NOTE 8 - RESTRUCTURING CHARGE

     The components of the 1999 restructuring charge as shown below had a balance of zero at December 31, 2000 and, therefore, there was no activity during 2001. The activity during the second quarter and year-to-date for 2000 were as follows:

                                           March 31, 2000    Second Quarter   Second Quarter  June 30, 2000
                                               Balance      Cash Payments(1)   Reversal(2)        Balance
                                           --------------   ----------------  --------------  -------------
                                                                   (in thousands)
     Compensation expense . . . . . . . .      $  461           $ (103)         $ (127)           $ 231
     Employee benefits . . . . . . . .(3)          65               (6)            (42)              17
     Data processing expense . . . . .(4)         239              (86)            (38)             115
     Professional fees . . . . . . . .(5)         219              (80)            (64)              75
     Other . . . . . . . . . . . . . .(6)          73              (12)            (38)              23
                                              -------          -------          ------           ------
     Charge before income taxes . . . . .       1,057             (287)           (309)             461
     Income taxes . . . . . . . . . . . .         420             (114)           (123)             183
                                              -------          -------          ------           ------
     Charge after income taxes  . . . . .      $  637           $ (173)         $ (186)           $ 278
                                              =======          =======          ======           ======

                                         December 31, 1999   Year to Date     Year to Date   June 30, 2000
                                             Balance        Cash Payments(1)   Reversal(2)      Balance
                                         -----------------  ----------------  ------------   -------------
                                                                   (in thousands)

     Compensation expense . . . . . . (7)     $   972          $  (614)         $ (127)          $  231
     Employee benefits . . . . . . . .(3)          83              (24)            (42)              17
     Data processing expense . . . . .(4)         459             (306)            (38)             115
     Professional fees . . . . . . . .(5)         290             (151)            (64)              75
     Other . . . . . . . . . . . . . .(6)          75              (14)            (38)              23
                                              -------          -------          ------           ------
     Charge before income taxes  . . . .        1,879           (1,109)           (309)             461
     Income taxes  . . . . . . . . . . .          747             (441)           (123)             183
                                              -------          -------          ------           ------
      Charge after income taxes  . . . .      $ 1,132          $  (668)         $ (186)          $  278
                                              =======          =======          ======           ======

----------------
(1) Includes items totaling $75,000 related to restructuring that were expensed as incurred and were not included in the original restructuring charge.
(2) Second quarter reversal of items included in the original charge that are no longer expected to be paid.
(3) Social security and medicare taxes on severance and incentives, and relocation expenses.
(4) Amounts represent costs to convert data processing records of nine separate banks into one.
(5) Amounts represent legal fees for regulatory filings and advice as well as consulting fees for process review, systems redesign and implementation.
(6) Amounts include outplacement services for terminated employees and customer notifications.
(7) Staff reductions totaling 187 employees are planned. Through June 30, 2000, 78 employees had been terminated and paid severance benefits. An additional 91 employees had transferred to other open positions due to attrition, or had voluntarily left the Company prior to the time severance benefits became payable. As of June 30, 2000, 18 employees remained to be severed.

NOTE 9 - SEGMENT INFORMATION

The Company's operations include three business segments: Banking, Trust and Asset Management, and Mortgage Banking. The Banking segment provides commercial and personal banking services through its 62 banking locations in northern Illinois and south-central Wisconsin, and the Consumer Finance subsidiary. The services provided by this segment include lending, deposits, cash management, safe deposit box rental, automated teller machines, and other traditional banking services. The Trust and Asset Management segment provides trust, investment management, employee benefits recordkeeping and administration, and brokerage services. It also acts as an advisor and provides fund administration to the Vintage Mutual Funds. These products are distributed nationally and regionally to institutional investors and corporations, and locally through AMCORE's banking locations. The Mortgage Banking segment originates residential mortgage loans for sale to AMCORE's banking affiliate and the secondary market, as well as providing servicing of these mortgage loans.

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

For the three months ended June 30, 2001     --------------------- Operating Segments --------------------
                                                     Trust and Asset   Mortgage   Eliminations
                                             Banking    Management     Banking      And Other  Consolidated
                                                                (dollars in thousands)

Net interest income.....................     $28,740      $    50      $ 1,003      $  (558)     $29,235
Non-interest income.....................      14,757        7,240        2,315       (1,852)      22,460
                                           -------------------------------------------------------------
     Total Revenue......................      43,497        7,290        3,318       (2,410)      51,695
Provision for loan and lease losses.....       7,557           --           --           --        7,557
Depreciation and amortization...........       1,838          292           10           31        2,171
Other non-interest expense..............      21,569        5,260        2,489         (222)      29,096
                                           -------------------------------------------------------------
     Pretax earnings....................      12,533        1,738          819       (2,219)      12,871
Income taxes............................       2,895          760          327         (873)       3,109
                                           -------------------------------------------------------------
     Earnings...........................     $ 9,638      $   978      $   492      $(1,346)     $ 9,762
                                           =============================================================

Segment profit percentage...............        86.8%         8.8%         4.4%         N/M        100.0%
                                           =============================================================

For the three months ended June 30, 2000

Net interest income.....................     $31,788      $   100      $   590      $  (453)     $32,025
Non-interest income.....................       6,499        7,991        1,577       (1,405)      14,662
                                           -------------------------------------------------------------
     Total Revenue......................      38,287        8,091        2,167       (1,858)      46,687
Provision for loan and lease losses.....       2,340           --           --           --        2,340
Depreciation and amortization...........       1,990          263           22           54        2,329
Other non-interest expense..............      20,117        5,324        1,453          491       27,385
                                           -------------------------------------------------------------
     Pretax earnings....................      13,840        2,504          692       (2,403)      14,633
Income taxes............................       3,500        1,081          276         (905)       3,952
                                           -------------------------------------------------------------
     Earnings...........................     $10,340      $ 1,423      $   416      $(1,498)     $10,681
                                           =============================================================

Segment profit percentage...............        84.9%        11.7%         3.4%         N/M        100.0%
                                           =============================================================

For the six months ended June 30, 2001                    --------------------------- Operating Segments ----------------------
                                                                       Trust and Asset   Mortgage    Eliminations
                                                             Banking      Management     Banking       And Other   Consolidated
                                                          ---------------------------------------------------------------------
                                                                                    (dollars in thousands)
Net interest income..................................     $    57,557    $       126   $     1,826   $    (1,048)   $    58,461
Non-interest income..................................          23,755         14,438         4,471        (3,543)        39,121
                                                          ---------------------------------------------------------------------
     Total Revenue...................................          81,312         14,564         6,297        (4,591)        97,582
Provision for loan and lease losses..................           9,713             --            --            --          9,713
Depreciation and amortization........................           3,710            608            24           131          4,473
Other non-interest expense...........................          41,872         10,657         4,574          (387)        56,716
                                                          ---------------------------------------------------------------------
     Pretax earnings.................................          26,017          3,299         1,699        (4,335)        26,680
Income taxes.........................................           6,220          1,472           677        (1,645)         6,724
                                                          ---------------------------------------------------------------------
     Earnings                                             $    19,797    $     1,827   $     1,022   $    (2,690)   $    19,956
     Cumulative effect of accounting change (net of tax)         (209)            --           (16)           --           (225)
                                                          ---------------------------------------------------------------------
     Earnings before accounting change...............          19,588          1,827         1,006        (2,690)        19,731
                                                          =====================================================================

Segment profit percentage............................            87.4%           8.1%          4.5%          N/M          100.0%
                                                          =====================================================================

 Assets..............................................     $ 3,982,243    $    19,817   $    47,848   $   (18,681)   $ 4,031,227
                                                          =====================================================================

For the six months ended June 30, 2000

Net interest income..................................     $    64,576    $       192   $     1,022   $      (803)   $    64,987
Non-interest income..................................          12,994         16,187         2,941        (2,929)        29,193
                                                          ---------------------------------------------------------------------
     Total Revenue...................................          77,570         16,379         3,963        (3,732)        94,180
Provision for loan and lease losses..................           4,730             --            --            --          4,730
Depreciation and amortization........................           3,983            517            47           108          4,655
Other non-interest expense...........................          40,176         10,814         2,806           727         54,523
                                                          ---------------------------------------------------------------------
     Pretax earnings.................................          28,681          5,048         1,110        (4,567)        30,272
Income taxes.........................................           7,600          2,180           438        (1,714)         8,504
                                                          ---------------------------------------------------------------------
     Earnings........................................     $    21,081    $     2,868   $       672   $    (2,853)   $    21,768
                                                          =====================================================================

Segment profit percentage............................            85.7%          11.6%          2.7%          N/M          100.1%
                                                          =====================================================================

Assets...............................................     $ 4,366,260    $    19,653   $    26,427   $   (19,964)   $ 4,392,376
                                                          =====================================================================

NOTE 10 - DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING


The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement of Financial Accounting Standards No. 138, on January 1, 2001. This Statement outlines accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.

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

The Income Statement for the three months ended June 30, 2001 included the following derivative related activity in other non-interest income: $11,000 income due to the increase in the Time Value component of the market value of cash flow hedges, $78,000 loss related to the ineffective portion of the cash flow hedges, $144,000 loss related to Mortgage Loan Derivatives, and $2,000 income related to the S & P 500 embedded derivative. These items, net of taxes of $81,000, total a $128,000 loss recorded for the quarter ended June 30, 2001.

In addition to the transition adjustment, the Income Statement for the six months ended June 30, 2001 included the following derivative related activity in other non-interest income: $285,000 loss due to the decrease in the Time Value component of the market value of cash flow hedges, $38,000 income related to the ineffective portion of the cash flow hedges, $40,000 loss related to Mortgage Loan Derivatives, and $4,000 income related to the S & P 500 embedded derivative. These items, net of taxes of $111,000, total a $172,000 loss recorded for the six months ended June 30, 2001.

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

On August 26, 1999, Willie Parker and five other plaintiffs filed a civil action in the Circuit Court of Humphreys County, Mississippi against AMCORE Consumer Finance Company, Inc., a subsidiary of the Company and other defendants containing twelve separate counts related to the sale and financing of residential satellite dish systems. Though the actual purchase price for each of these systems involves a principal amount of less than $3,000, the complaint prays for economic loss and compensatory damages in the amount of $5 million for each plaintiff and punitive damages in the amount of $100 million for each plaintiff. The Company has denied the plaintiffs' allegations and removed the case to the United States District Court for the Northern District of Mississippi. Plaintiffs' filed a motion seeking to remand the case back to state court.

During the second quarter of 2001, the Company made a settlement offer to Plaintiff's counsel. The Company recorded an accrual reflecting the amount offered. There were no other developments during the quarter. Subsequent to the end of the second quarter of 2001, the Company was notified of the several developments. First, the federal district court ordered the case to be sent to the federal bankruptcy court to determine if it wants to pursue this case as an asset of one of the plaintiffs who previously filed for bankruptcy relief and to remand the case back to state court if the federal bankruptcy court did not keep jurisdiction. The Company intends to file a motion to reconsider this order as the federal district court failed to address the issue of diversity of the parties. Second, plaintiffs' attorneys have rejected the Company's settlement offer. In addition, they have notified the Company's counsel that they have identified 17 more individuals with potential claims similar to those of the named Plaintiffs'. No suits have yet been filed on their behalf. Company's counsel is currently investigating these allegations and analyzing whether new suits may be barred by the Mississippi statute of limitations. Plaintiff's counsel has made a counter offer to settle the suits. The Company is reviewing with counsel its response to the offer.

Although the ultimate disposition of the cases cannot be predicted with certainty, based on information currently available, the Company believes that the plaintiffs' damage claims are disproportionate and that the final outcome of the cases will not have a materially adverse effect on the Company's consolidated financial condition, though it could have a materially adverse affect on the Company's consolidated results of operations in a given year. The Company has not adjusted its accrual for payment of the damages in these cases because, in management's opinion, an unfavorable outcome in this litigation beyond the accrual is not probable.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operation

Management's discussion and analysis focuses on the significant factors which affected AMCORE Financial, Inc. and subsidiaries ("AMCORE") Consolidated Balance Sheet as of June 30, 2001 as compared to December 31, 2000 and the results of operations for the three and six months ended June 30, 2001 as compared to the same periods in 2000. This discussion is intended to be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

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


                             OVERVIEW OF OPERATIONS

AMCORE (or the "Company") reported net income of $9.8 million for the three months ended June 30, 2001, a decrease of $919,000 or 8.6% from the $10.7 million reported for the comparable period in 2000. Net income for the six months ended June 30, 2001 was $20.0 million, a decrease of $1.8 million or 8.3% from the $21.8 million reported in 2000.

Diluted earnings per share were $0.38 and $0.76 for the three and six months ended June 30, 2001, respectively, compared to $0.39 and $0.79 for the same periods in 2000. Year-to-date this represents a 3.8% decrease in earnings, on a diluted per share basis, compared to the 8.3% decrease on a dollar basis, and reflects a 1.5 million decrease in average diluted shares outstanding attributable to AMCORE's previously announced stock repurchase programs.

AMCORE's annualized return on average equity for the second quarter and year-to-date for 2001 was 12.50% and 12.74%, respectively. Annualized return on average equity for the comparable periods in 2000 was 15.20% and 15.41%. The annualized return on average assets for the second quarter of 2001 was 0.96% compared to 0.99% for the same period in 2000. For the first six months of 2001 and 2000, the annualized return on average assets was 0.96% and 1.01%, respectively.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 138. This Statement outlines accounting and reporting standards for derivative instruments and hedging activities. Net income for the first quarter of 2001 included a cumulative effect of $225,000 in net income attributable to the adoption of the new accounting standard (the "Accounting Change"). See Note 10 of the Notes to Consolidated Financial Statements (unaudited).

On October 11, 2000, AMCORE announced that it was considering the sale of ten Illinois branches (the "Branch Sales") as part of its strategic objective to invest in and reallocate capital to higher growth Midwestern markets. The branches included Aledo, Gridley, Mendota, Freeport, Mount Morris, Oregon, Ashton, Rochelle, Wyanet and Sheffield. AMCORE has since concluded that Mendota, Oregon and Freeport no longer fit in its contemplated divestiture program and are no longer being considered for sale. During the second quarter of 2001, six of the seven branches were sold resulting in $5.2 million in after-tax gains, net of associated costs (the "Branch Gains"). The seventh branch in Gridley is expected to close August 17, 2001 with a net after-tax gain of $1.1 million. The final net gain on sale of the Gridley branch will be dependent upon deposit levels at the time of sale. For the six branches sold, $50.7 million in loans, $152.1 million in deposits and $1.1 million in premises and equipment were transferred to the respective buyers.

During the second quarter, AMCORE recognized $1.4 million in net after-tax security losses related to investment portfolio restructuring (the "Security Portfolio Restructuring") designed to reduce interest rate risk. The restructuring plan focused on mortgage-related securities having a higher degree of interest rate risk associated with changes in prepayment speeds and on securities with low yields and/or longer durations. The restructuring is intended to improve the stability and quality of future earnings especially in periods of rising interest rates.

During the second quarter, AMCORE announced business changes designed to better integrate banking and asset management services to its customers. To better support these structural changes, AMCORE streamlined its management team resulting in the departure of certain senior managers. Severance charges related to these structural changes were $464,000, after-tax (the "Severance Charge").

During the second quarter, the bank subsidiary (the "BANK") opened two branches along the I-90 growth corridor - the Perryville branch on Rockford's fast growing east side and an office in Geneva, IL, an affluent suburb in Kane County. In addition, one potential site is being considered in St. Charles, IL located between the Geneva and Elgin markets, and one site in McHenry, IL. All sites are in strong markets where AMCORE has existing name recognition. The sites in Kane and McHenry counties are expected to add significantly to the BANK's presence in the Fox River Valley and strategically position it along I-90 in the western Chicago suburbs.

On April 23, 2001, AMCORE announced a stock repurchase program for up to five percent of its common stock or 1.29 million shares. As of January 1, 2001, AMCORE also had 338,000 shares remaining from the Company's August 8, 2000 stock repurchase authorization. Shares repurchased pursuant to these authorizations will become treasury shares and will be used for general corporate purposes, including the issuance of shares in connection with AMCORE's stock option plan and other employee benefit plans. As of June 30, 2001, 1.24 million shares remained to be repurchased pursuant to the April 23, 2001 authorization, while all authorized shares had been repurchased related to the August 8, 2000 authorization. For the six month period ended June 30, 2001 the Company repurchased 681,000 shares at an average price of $20.09.

Net income, excluding the Accounting Change, the Branch Gains, the Security Portfolio Restructuring and the Severance Charge, was $16.4 million or $0.63 per diluted share for the first six months of 2001. Net income for the first six months of 2000, excluding a $141,000 net after-tax reversal of excess restructuring-related charges (the "Restructuring Reversal), was $21.6 million or $0.78 per diluted share. This was a $5.2 million decline, when comparing the two periods, or $0.16 per diluted share. Lower net interest income, increased provisions for loan and lease losses and lower trust and asset management income were the primary factors leading to the decline. Increases in deposit service charges, mortgage revenues and cash surrender values (CSV) of bank owned life insurance (BOLI) partially offset these declines. AMCORE expects its performance during the remainder of the year will outpace its first half performance. Net income, excluding the items noted above, is expected to range between $1.45 to $1.50 per diluted share for the full year.


                EARNINGS REVIEW OF CONSOLIDATED INCOME STATEMENT

The following highlights a comparative discussion of the major components of net income and their impact for the three and six months ended June 30, 2001 and 2000.

Net Interest Income

Net interest income is the difference between income earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. The interest income on certain loans and investment securities is not subject to federal income tax. For analytical purposes, the interest income and rates on these types of assets are adjusted to a "fully taxable equivalent" or FTE basis. The FTE adjustment was calculated using AMCORE's statutory Federal income tax rate of 35%. Adjusted interest income is as follows:

                                                        For the Three Months               For the Six Months
                                                           Ended June 30,                    Ended June 30,
                                                        2001            2000             2001             2000
                                                   =============== ================ ================ ================
                                                                            (in thousands)
Interest Income Book Basis                                $72,107          $80,823         $147,733         $159,755
FTE Adjustment                                              2,098            2,261            4,215            4,537
                                                   --------------- ---------------- ---------------- ----------------

Interest Income FTE Basis                                  74,205           83,084          151,948          164,292
Interest Expense                                           42,872           48,798           89,272           94,768
                                                   --------------- ---------------- ---------------- ----------------

Net Interest Income FTE Basis                             $31,333          $34,286          $62,676          $69,524
                                                   =============== ================ ================ ================

Net interest income on an FTE basis declined $3.0 million or 8.6% during the second quarter of 2001 over the same period in 2000. Average earning assets declined $366.4 million or 8.9%, as the Company focused on interest-rate risk reduction and liquidity driven strategies that included the sale of indirect auto loans (the "Auto Loan Sales"), the continued reduction/restructuring of its investment portfolio and reduced exposures to 1-4 family residential real estate loans. Yields on average earning assets declined 17 basis points. The net impact was a $8.9 million or 10.7% decrease in interest income on an FTE basis.

Rates paid on interest-bearing liabilities declined 24 basis points on average quarter-to-quarter. Average balances of interest-bearing liabilities declined $304.3 million, as the Company continued to decrease its dependence on high-cost funding sources. The net impact was a $5.9 million or 12.1% decrease in interest expense.

The net interest spread is the difference between the average rates on interest-earning assets and the average rates on interest-bearing liabilities. The interest rate margin represents net interest income divided by average earning assets. These ratios can be used to analyze net interest income. Since a significant portion of the Company's funding is derived from interest-free sources, primarily demand deposits and stockholders' equity, the effective rate paid for all funding sources is lower than the rate paid on interest-bearing liabilities alone.

As Table 1 indicates, the interest rate spread increased 7 basis points to 2.77% in the second quarter of 2001 when compared to the 2.70% during the same period in 2000. Net interest margin increased 1 basis point to 3.32% in the second quarter of 2001, compared to 3.31% for the same period a year ago.

As Table 2 indicates, the interest rate spread declined 8 basis points to 2.68% for the first six months of 2001 when compared to the 2.76% during the same period in 2000. Net interest margin declined 10 basis points to 3.27% for the first six months of 2001, compared to 3.37% for the same period a year ago.

While on a year-to-date basis the interest rate spread and net interest margins have declined from the same period a year ago, recent trends and expectations are more favorable. Interest rate spread and net interest margins in the second quarter of 2001 have improved 17 and 10 basis points, respectively, since the first quarter of 2001 with improvements of 28 and 18 basis points, respectively, since the fourth quarter of 2000. The current and projected interest rate environment, significant reductions in wholesale funding, a new free-checking product and the near-term maturity/repricing of higher-rate certificates of deposit (CDs) are expected to result in a lower cost of funds and improving margins throughout 2001. Specifically, higher cost wholesale funding has decreased $242.9 million on average since the second quarter of 2000 while NOW (i.e., checking) accounts have increased $31.9 million, on average, over the same period. In addition, during the third quarter, $215.8 million in CDs with rates in excess of 6.0% will mature. Renewals for comparable instruments are expected to reprice at rates that are 150 to 175 basis points lower. Additional actions by the Federal Reserve (the "Fed") to lower short-term interest rates could further lower the cost of these funds. As a result of the foregoing, the Company expects net interest margin to approach 3.60% to 3.65% by the end of the year with full year margins in the range of 3.35% to 3.40%.

The level of net interest income is the result of the relationship between the total volume and mix of interest-earning assets and the rates earned and the total volume and mix of interest-bearing liabilities and the rates paid. The rate and volume components associated with interest-earning assets and interest-bearing liabilities can be segregated to analyze the quarter-to-quarter changes in net interest income. Changes due to rate/volume variances have been allocated between changes due to average volume and changes due to average rate based on the absolute value of each to the total change of both categories. Because of changes in the mix of the components of interest-earning assets and interest-bearing liabilities, the computations for each of the components do not equal the calculation for interest-earning assets as a total and interest-bearing liabilities as a total. Tables 3 and 4 analyze the changes attributable to the rate and volume components of net interest income for the three and six-months ended June 30, 2001, respectively, as compared to the same periods in 2000.

Changes Due to Volume

In the second quarter of 2001, net interest income declined due to average volume by $3.3 million, when compared with the second quarter of 2000. This was comprised of a $7.1 million decline in interest income that was partially offset by a $3.8 million decrease in interest expense.

The $7.1 million decline in interest income was driven by a $259.0 million or 9.3% decline in average loans and a $137.8 million or 10.5% decrease in average investment securities. The decrease in average loans was the result of Auto Loan Sales of $98.6 million and the decrease of $114 million in 1-4 family real estate loans due to higher prepayments, refinancing and securitization. Commercial loan volume also decreased $28.6 million due to stricter pricing policies, tighter credit standards and a slow down in the economy. In addition, there was the transfer of $16.6 million in average loans from the Branch Sales. The decline in average investment securities was the result of AMCORE's continuing strategy to reduce and restructure its investment portfolio as well as prepayments driven by falling interest rates. Planned reductions have primarily focused on mortgage-related securities having a higher degree of interest rate risk associated with changing prepayment speeds. The strategy has also focused on reducing certain securities with low yields and/or longer durations.

The decline in average earning assets, quarter-to-quarter, led to a $304.3 million or 8.3% decrease in average interest-bearing liabilities and the resulting $3.8 million reduction in interest expense. This was largely attributable to a $242.9 million average reduction in wholesale funding since the second quarter of 2000. This was a deliberate strategy aimed at reducing the Company's reliance on these higher-cost funding sources and to reduce interest rate risk. The Branch Sales accounted for an additional $44.8 million reduction in average interest-bearing liabilities.

For the first six months of 2001, net interest income declined due to average volume by $5.4 million, when compared with the same period in 2000. This was comprised of a $11.9 million decline in interest income that was partially offset by a $6.5 million decrease in interest expense. Average loans over this period declined $213.1 million or 7.7%, while average securities decreased $115.4 million or 8.8%. This led to a decline in average interest-bearing liabilities of $239.8 million or 6.6%.

Changes Due to Rate

In the second quarter of 2001, net interest income increased due to average rates by $357,000, when compared with the second quarter of 2000. This was comprised of a $1.7 million decline in interest income that was more than offset by a $2.1 million decrease in interest expense.

The yield on earning assets declined 17 basis points during the second quarter of 2001, compared to the same period in 2000. The yield on average loans decreased 16 basis points and was primarily driven by commercial loans. The yield on average investment securities decreased by 17 basis points, as higher-yielding agency mortgage-backed securities prepaid during the second quarter of 2001, also the result of declining interest rates.

The rate paid on interest bearing liabilities decreased 24 basis points during the second quarter of 2001, compared to the second quarter of 2000. This was primarily due to decreased rates on AMDEX money market accounts and on repurchase agreements. The AMDEX accounts reprice monthly off the three-month Treasury bill discount rate, and have benefited from the recent decline in short-term interest rates. Repurchase agreements are short-term financings that have renewed at lower rates due to the decline in short-term interest rates. As noted above, repricing of higher-yielding CDs maturing during the third quarter is expected to result in declining CD rates in the third and fourth quarter.

For the first six months of 2001, net interest income declined due to average rates by $1.4 million, when compared with the same period in 2000. This was comprised of a $413,000 decline in interest income and a $1.0 million increase in interest expense. The yield on earning assets declined a modest 2 basis points, while average rates paid on interest bearing liabilities increased 6 basis points.

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

The provision for loan and lease losses was $7.6 million in the second quarter of 2001, an increase of $5.2 million over the $2.3 million recorded in the same period a year ago. For the first six months of 2001, the provision for loan and lease losses was $9.7 million, an increase of $5.0 million over the $4.7 million recorded in the same period a year ago. Increases in non-performing loans, net charge-offs and delinquencies, coupled with concerns over the economy's impact, particularly on commercial borrowers, contributed to the increased provisions. Future growth in the loan portfolio, further weakening in economic conditions or specific credit deterioration, among other things, could result in provisions for loan and lease losses for the remainder of 2001 higher than those in comparable periods in 2000.

AMCORE recorded net charge-offs of $3.5 million during the second quarter compared to $1.4 million for the same period of 2000. Annualized net charge-offs more than doubled to 56 basis points of average loans in the second quarter of 2001 compared to 20 basis points in the same period in 2000. Over two-thirds of the increase relates to six medium-sized credits that were fully or partially charged-off during the second quarter of 2001.

The allowance for loan and lease losses as a percent of total loans was 1.32% and 1.08% at June 30, 2001 and 2000, respectively. The higher level of the allowance for loan and lease losses, as a percent of total loans, reflects the factors listed above as well as a $277.2 million or 10.0% decrease in loans over the periods noted.

Non-Interest Income

Total non-interest income is comprised primarily of fee-based revenues from mortgage, trust, brokerage, asset management and insurance services. Fees from bank-related services, mainly on deposits and electronic banking, along with net security gains or losses, gains from loan sales and increases in CSV of BOLI are also included in this category. Non-interest income, excluding net security gains and losses, increased $10.5 million in the second quarter of 2001 compared to the second quarter of 2000, primarily as a result of the Branch Gains. Excluding the Branch Gains, which were $8.7 million on a pre-tax basis, non-interest income increased $1.8 million, or 12.4%. The improvement was attributable to increased net CSV on BOLI, increased service charges on deposits, servicing income on Auto Loan Sales and higher mortgage revenues. These were partially offset by a decline in trust and asset management revenues, unfavorable derivative fair value and hedge ineffectiveness adjustments, customer service fees and brokerage commissions.

Trust and asset management income, the largest source of fee based revenues, totaled $6.8 million in the second quarter of 2001, a decline of $718,000 or 9.5% from $7.6 million in the second quarter of 2000. The overall decline in the stock market during the second quarter of 2001, compared to the second quarter of 2000, impacted equity values upon which fees are based. This, along with some lost employee benefit accounts, were the primary factors leading to the decline in trust and asset management revenues. The impact was lessened, however, because of the composition of the Company's asset management mix, which is fairly evenly divided among equity, fixed income and money market investments. Therefore, when one sector is experiencing pressure, as the equity markets have been recently, other sectors can lessen the impact. Thus, while the S&P 500 and the NASDAQ were down nearly 16% and 46%, respectively, from June 30, 2000 to June 30, 2001, favorable outcomes in the fixed income market enabled the Company to limit the decrease in trust and asset management revenue to 9.5%. As of June 30, 2001, assets under management totaled $4.3 billion, including $1.2 billion in the AMCORE family of Vintage Mutual Funds. Total assets under administration, which include managed and custodial assets, totaled $5.0 billion. In addition to overall market performance, trust and asset management revenues are dependent upon plan terminations, corporate profit sharing contributions, and other economic factors.

Service charges on deposits totaled $3.7 million in the second quarter of 2001, an increase of $953,000 or 34.3% from the $2.8 million in the second quarter of 2000. Non-sufficient funds, stop payment and return check fees, primarily personal, and increased commercial account maintenance fees contributed to the increase over the second quarter of 2000. Lower short-term interest rates have reduced the value of balances maintained to compensate the bank for deposit services and this has resulted in higher fees collected for account maintenance.

Mortgage revenues include fees generated from underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans. A declining interest rate environment during the second quarter of 2001, compared to an increasing interest rate environment during the same quarter in 2000, resulted in increased volumes quarter-over-quarter. Second quarter 2001 volume was $142 million, principally refinancings, up from $52 million in the second quarter of 2000. This resulted in second quarter 2001 mortgage revenues of $1.9 million, an increase of $892,000 or 92.6% from the $963,000 in the second quarter of 2000. Mortgage revenues for the second quarter of 2001 included a $94,000 servicing rights impairment charge reversal.

Strong name recognition and scalable processing systems should enable AMCORE to efficiently capture additional refinancing and origination volume as a result of the current interest rate environment. As of June 30, 2001, AMCORE had $8.5 million of capitalized mortgage servicing rights, net of a $200,000 impairment reserve. The portfolio of loans serviced for third-party investors was $902.1 million.

BOLI income totaled $1.4 million in the second quarter of 2001, compared to $380,000 in the second quarter of 2000, reflecting an increase in average investment of $63.4 million. AMCORE uses BOLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans and other employee benefit programs.

Other non-interest income, which includes customer service charges, credit card and merchant fees, brokerage commissions, insurance commissions and other miscellaneous income, was $2.2 million for the second quarter of 2001, a $365,000 or 14.1% decline from the second quarter 2000. The decrease was primarily attributable to negative mark-to-market and hedge ineffectiveness adjustments on derivatives, lower customer service fees and decreased brokerage commissions, that were partially offset by servicing income on Auto Loan Sales and increased credit card and merchant fee income.


Net security losses were $2.3 million for the second quarter of 2001 compared to a gain of $393,000 in the same period in 2000. The loss in the second quarter of 2001 is attributable to the Security Portfolio Restructuring. The Security Portfolio Restructuring is intended to improve the stability and quality of future earnings especially in periods of rising interest rates. The level of security gains or losses are typically dependent on the size of the available for sale portfolio, interest rate levels, AMCORE's liquidity needs, and balance sheet risk objectives.

Operating Expenses

Total operating expense was $31.3 million in the second quarter of 2001, an increase of $1.6 million or 5.2% from $29.7 million in the second quarter of 2000. Excluding the Severance Charge in 2001 and the Restructuring Reversal in 2000, the increase quarter-to-quarter was $559,000 or 1.9%. The increase was primarily due to increased loan processing and collection expenses and losses in value on foreclosed real estate.

The efficiency ratio, adjusted to exclude the Branch Gains, Security Portfolio Restructuring and the Severance Charge, was 63.2% in the second quarter of 2001 compared to 60.3% in the second quarter of 2001. This reflects higher expenses coupled with lower net interest income, that were only partially offset by improved levels of non-interest income.

Personnel costs, which include compensation expense and employee benefits, are the largest component of operating expenses. Personnel costs totaled $17.5 million in the second quarter of 2001, an increase of $500,000 or 2.9% from $17.0 million in the second quarter of 2000. Excluding the Severance Charge, personnel costs declined $260,000 or 1.5%, largely driven by lower health care costs associated with structural changes in the plan and other cost containment activities. Salaries, wages and incentives were essentially flat quarter-to-quarter as annual merit and cost-of living increases were largely offset by lower personnel costs attributable to completion of AMCORE's Customer Focused Organizational restructuring.

Net occupancy expense was $1.8 million in the second quarter of 2001, an increase of $83,000 or 4.8% from the second quarter of 2000.

Equipment expense decreased $167,000 or 7.7% to $2.0 million in the second quarter of 2001, compared to $2.2 million for the same period in 2000. This was primarily the result of lower depreciation expense on data processing equipment and lower software expense.

Data processing expenses include expenses related to core bank data processing, trust and other external processing systems. This category decreased $40,000 or 2.8% to $1.5 million in the second quarter of 2001 compared to $1.4 million for the same quarter in 2000.

Professional fees and communication expense each totaled $1.0 million in the second quarter of 2001. Professional fees posted a modest decrease of $25,000 or 2.4% from the second quarter of 2000, while communication expense showed a small increase of $37,000 or 3.8%.

Advertising and business development expenses were $1.3 million in the second quarter of 2001, an increase of $130,000 or 11.2% from $1.2 million in the second quarter of 2000. The increase is primarily related to a free-checking promotion.

Intangibles amortization was essentially flat quarter-to-quarter at $534,000 in the second quarter of 2001, compared to $529,000 for the same quarter in 2000.

Other expenses were $4.7 million in second quarter of 2001, an increase of $950,000 or 25.7%, from the second quarter of 2000. The increase is primarily related to higher loan processing and collection expenses attributable to heightened mortgage origination and refinancing volumes and increased credit related losses from foreclosed real estate.

Income Taxes

Income tax expense totaled $3.1 million in the second quarter of 2001, compared with $4.0 million in the second quarter of 2000, a decrease of $843,000 million or 21.3%. The decrease is mainly the result of lower earnings before tax and increased CSV of BOLI that is not subject to tax, partially offset by non-deductible goodwill written-off in connection with the Branch Sales. The effective tax rate for the second quarter of 2001 was 24.2% compared to 27.0% for the same period in 2000.

                       EARNINGS REVIEW BY BUSINESS SEGMENT

AMCORE's internal reporting and planning process has focused on three business segments: Banking, Trust and Asset Management, and Mortgage Banking. Note 9 of the Notes to Consolidated Financial Statements (unaudited) presents a condensed income statement for each segment.

The financial results of each segment are presented as if operated on a stand-alone basis. There are no comprehensive authorities for management accounting equivalent to accounting principles generally accepted in the United States of America. Therefore, the information provided is not necessarily comparable with similar information from other financial institutions.

The financial results reflect direct revenue, expenses, assets and liabilities. The accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements (unaudited). In addition, intersegment revenue and expenses are allocated based on an internal cost basis or market price when available.

Banking Segment

The Banking segment provides commercial and personal banking services through its 62 banking locations in northern Illinois and south central Wisconsin and the finance subsidiary. The services provided by this segment include lending, deposits, cash management, automated teller machines, and other traditional banking services.

The Banking segment's profit for the second quarter of 2001 was $9.6 million, a decline of $702,000 or 6.8% from the same period in 2000. Declining net interest income and increased provisions for loan and lease losses were largely offset by increased non-interest income and lower income tax expense.

Net interest income declined by $3.0, or 9.6%, in the second quarter of 2001 compared to the same period in 2000. The decrease was primarily driven by declines in average loans and average investment securities of 9.3% and 10.5%, respectively, that were only partially offset by an 8.3% decrease in average interest-bearing liabilities. Rates paid on interest-bearing liabilities decreased 24 basis points more than offsetting declines in yields on securities and loans of 17 and 16 basis points, respectively on average quarter-to-quarter. Overall, net interest margin was up 1 basis point to 3.32% in the second quarter of 2001, compared to 3.31% in the second quarter of 2000. Net interest margin has improved by 18 basis points since the fourth quarter of 2000.

Non-interest income increased by $8.3 million, quarter-to-quarter. Excluding the Branch Gain and the Security Portfolio Restructuring, non-interest income increased $1.8 million or 28.2%. The increase is primarily the result of increased CSV on BOLI, higher service charges on deposits, servicing income on Auto Loan Sales and credit card and merchant fee income. These were partially offset by decreased customer service charge income and net losses attributable to derivative mark-to-market adjustments and hedge ineffectiveness.

The provision for loan and lease losses was $7.6 million in the second quarter of 2001 versus $2.3 million in the same period a year ago. Increases in non-performing loans, charge-offs and delinquencies, coupled with concerns over the economy's impact, particularly on commercial borrowers, contributed to the increased provisions. Future growth in the loan portfolio, further weakening in economic conditions or specific credit deterioration, among other things, could result in increases in the provision for loan and lease losses.

Operating expenses rose $1.3 million. Excluding the Severance Charge, operating expenses increased $540,000 or 2.4%. Increased credit related losses from foreclosed real estate and higher advertising costs primarily related to a free-checking promotion were partially offset by lower health care costs.

Income taxes were lower as a result of lower segment earnings before tax and increased CSV of BOLI that are not subject to tax, partially offset by non-deductible goodwill written-off in connection with the Branch Sales.

The Banking segment represented 86.8% and 84.9% of total segment profit in the second quarter of 2001 and 2000, respectively. The Banking segment represented 87.4% and 85.7% of total segment profit before Accounting Changes for the first six months of 2001 and 2000, respectively.

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

The Trust and Asset Management segment's profit for the second quarter of 2001 was $978,000, a decline of $445,000 or 31.3% from the same period in 2000. Declining revenues were partially offset by lower income tax expense.

Trust and Asset Management segment revenues, including net interest income, declined $801,000 or 9.9% in the second quarter of 2001, compared to the same period in 2000. The overall decline in the stock market during the second quarter of 2001, compared to the second quarter of 2000, impacted equity values upon which fees are based. This, along with the loss of some employee benefit accounts, were the primary factors leading to the decline in trust and asset management revenues. The market decline also led to lower brokerage commissions quarter-over-quarter.

Operating expenses decreased $35,000 or 0.6%. Lower advertising and business development expenses more than offset increased goodwill amortization.

Income taxes were lower as a result of lower segment earnings before taxes.

As of June 30, 2001, assets under management totaled $4.3 billion, including $1.2 billion in the AMCORE family of Vintage Mutual Funds. Total assets under administration, which include managed and custodial assets, totaled $5.0 billion.

The Trust and Asset Management segment represented 8.8% and 11.7% of total segment profit in the second quarter of 2001 and 2000, respectively. The Trust and Asset Management segment represented 8.1% and 11.6% of total segment profit before Accounting Change for the first six months of 2001 and 2000, respectively.

Mortgage Banking Segment

The Mortgage Banking segment provides a variety of mortgage lending products to meet its customer needs. It sells these loans to AMCORE's bank affiliate and the secondary market and continues to service most of the loans sold.

The Mortgage Banking segment's profit for the second quarter of 2001 was $492,000, an increase of $76,000 or 18.3% from the same period in 2000.

The Mortgage Banking segment revenues and net interest income for the second quarter of 2001 were up $738,000 or 46.8% and $413,000 or 70.0%, respectively, over the same period a year ago. A declining mortgage interest rate environment during the second quarter of 2001, compared to an increasing interest rate environment during the same quarter in 2000, resulted in increased volumes quarter-over-quarter. Second quarter 2001 volume of $142 million, driven by strong refinancing, was up from $52 million in the second quarter of 2000. Second quarter 2001 revenues were net of $144,000 from derivative mark-to-market adjustments. Partially offsetting the negative derivatives mark was a $94,000 servicing rights impairment charge reversal.

The increase in volume caused a corresponding increase in production related commissions and variable loan processing and collection costs. These factors contributed to a $1.0 million increase in operating expenses.

Income taxes were higher as a result of increased segment earnings before taxes.

The Mortgage Banking segment represented 4.4% and 3.4% of total segment profit in the second quarter of 2001 and 2000, respectively. The Mortgage Banking segment represented 4.5% and 2.7% of total segment profit before Accounting Changes for the first six months of 2001 and 2000, respectively.


                              BALANCE SHEET REVIEW

Total assets were $4.0 billion at June 30, 2001, a decrease of $212.9 million or 5.0% from December 31, 2000. Total liabilities declined $217.8 million over the same period, while stockholders' equity increased $4.9 million.

Total earning assets, including BOLI, decreased $192.0 million from December 31, 2000. Non-earning assets decreased $20.9 million over the same period. The decrease in earning assets was primarily related to a $125.4 million decline in loans, a $91.1 million decline in total securities, a $27.0 million decline in federal funds sold and a $5.1 million decline in interest earning deposits in banks. The decline in loans were mainly attributable to an $85.2 million decrease in 1-4 family real estate loans due to higher prepayments and refinancings and $50.7 million in loans sold in the Branch Sales. The decline in average investment securities was the result of AMCORE's continuing strategy to reduce and restructure its investment portfolio as well as prepayments driven by falling interest rates. These declines were partially offset by a $42.4 million increase in BOLI and a $14.2 million increase in loans held for sale. Mortgage loans held for sale increased $16.8 million, as declining interest rates led to increased volumes. The decrease in non-earning assets was mainly attributable to reductions in cash of $6.9 million, a $6.9 million decline in other assets and a $3.8 million increase in the allowance for loan and lease losses. The decrease in other assets was primarily due to a decline in interest receivable.

Total deposits declined $267.4 million from December 31, 2000, of which $135.7 million were non-core brokered CDs and $152.1 million were assumed by the purchasers in the Branch Sales. Short-term borrowings were essentially flat at $460.5 million over the same period, while long-term borrowings were up $44.5 million. Other liabilities increased $5.3 million. The increase in long-term borrowings related to Federal Home Loan Bank borrowings, which have a more attractive rate than brokered CDs. The increase in other liabilities was largely related to accounts payable, specifically $12.3 million, mostly related to mortgage loan closings that have not yet cleared and $4.1 million attributable to derivative mark-to-market adjustments net of hedge ineffectiveness.

The stockholders' equity increase related to $11.7 million of the first six months of 2001 earnings in excess of dividends paid, plus $2.2 million in other comprehensive income associated with improving fair values of the investment portfolio and derivative mark-to-market adjustments. These were partially offset by $8.0 million net increase in treasury stock balance related to the acquisition of treasury shares in connection with AMCORE's announced share repurchase program and reissuances pursuant to employee benefit plans.


                              ASSET QUALITY REVIEW

Allowance for Loan and Lease Losses

The determination by management of the appropriate level of the allowance amounted to $33.0 million at June 30, 2001, compared to $29.2 million at December 31, 2000, for an increase of $3.8 million or 13.2%. Since the allowance for loan and lease losses is based on estimates that are subject to revisions as more information becomes available, actual losses may vary from the current estimates. Management makes an ongoing evaluation as to the adequacy of the allowance for loan and lease losses on at least a quarterly basis. As adjustments in the allowance become necessary, they are recorded in the earnings of that period and serve as a self-correcting mechanism in reducing differences in allocations and observed losses.

As of June 30, 2001, the allowance for loan losses as a percent of total loans and of non-performing loans was 1.32% and 103%, respectively. These compare to the same ratios at June 30, 2000 of 1.08% and 103%. Net charge-offs more than doubled to $3.5 million in the second quarter of 2001 compared to $1.4 million in the same period in 2000. Over two-thirds of the increase relates to six medium-sized credits that were fully or partially charged-off during the second quarter of 2001. Charge-offs for the second quarter of 2001 and 2000 represented 0.56% and 0.20% of average loans, respectively, on an annualized basis. AMCORE believes that allowance coverage remains adequate.

An analysis of the allowance for loan losses is shown in Table 5.

Non-performing Assets

Non-performing assets consist of non-accrual loans, loans with restructured terms, foreclosed real estate and other foreclosed assets. Non-performing assets totaled $34.8 million as of June 30, 2001, an increase of $8.4 million or 31.6% from the $26.4 million at December 31, 2000. Approximately $10.8 million of the total increase in non-performing assets is due to three unrelated credits. These diverse credits are not tied to any one industry. Two of the credits, an automobile dealership floor plan loan and a hotel loan, were previously disclosed in the Company's Form 10-K Annual Report for the year ended December 31, 2000. The third credit placed on non-accrual during the first quarter of 2001 is a hog containment facility and row crop concern.

Total non-performing assets represent 0.86% and 0.62% of total assets at June 30, 2001 and December 31, 2000, respectively. An analysis of non-performing assets is shown in Table 5.

                               CAPITAL MANAGEMENT

Total stockholders' equity at June 30, 2001, was $313.4 million, an increase of $4.9 million or 1.6% from December 31, 2000. The book value per share of AMCORE common stock was $12.24 and $10.60 at June 30, 2001 and 2000, respectively. AMCORE paid dividends of $0.16 per share in the second quarters of 2001 and 2000.

On April 23, 2001, AMCORE announced a stock repurchase program for up to five percent of its common stock or 1.29 million shares. As of January 1, 2001, AMCORE also had 338,000 shares remaining from the Company's August 8, 2000 stock repurchase authorization. Shares repurchased pursuant to these authorizations will become treasury shares and will be used for general corporate purposes, including the issuance of shares in connection with AMCORE's stock option plan and other employee benefit plans. As of June 30, 2001, 1.24 million shares remained to be repurchased pursuant to the April 23, 2001 authorization, while all authorized shares had been repurchased related to the August 8, 2000 authorization. For the six-month period ended June 30, 2001, the Company repurchased 681,000 shares at an average price of $20.09.


AMCORE's total risk based capital ratio at 12.51%, its ratio of Tier 1 capital at 11.38% and its leverage ratio of 8.18%, all significantly exceed the regulatory minimums (as set forth in the table below), as of June 30, 2001. The BANK is considered a "well-capitalized" institution based on regulatory guidelines.

(Dollars in thousands)                                 June 30, 2001                 June 30, 2000
                                                       -------------                 -------------
                                                   Amount          Ratio         Amount         Ratio
                                                -------------- -------------- ------------- --------------
Total Capital (to Risk Weighted Assets)              $366,296      12.51%         $369,117      12.31%
Total Capital Minimum                                 234,260       8.00%          239,978       8.00%
                                                -------------- -------------- ------------- --------------
Amount in Excess of Regulatory Minimum               $132,036       4.51%         $129,139       4.31%
                                                ============== ============== ============= ==============

Tier 1 Capital (to Risk Weighted Assets)             $333,290      11.38%         $338,985      11.30%
Tier 1 Capital Minimum                                117,130       4.00%          119,989       4.00%
                                                -------------- -------------- ------------- --------------
Amount in Excess of Minimum                          $216,160       7.38%         $218,996       7.30%
                                                ============== ============== ============= ==============

Tier 1 Capital (to Average Assets)                   $333,290       8.18%         $338,985       7.81%
Tier 1 Capital Minimum                                162,906       4.00%          173,718       4.00%
                                                -------------- -------------- ------------- --------------
Amount in Excess of Regulatory Minimum               $170,384       4.18%         $165,267       3.81%
                                                ============== ============== ============= ==============

Risk Adjusted Assets                               $2,928,252                   $2,999,731
                                                ==============                =============

Average Assets                                     $4,072,654                   $4,342,948
                                                ==============                =============

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

AMCORE's asset and liability management process is utilized to manage market and interest rate risk through structuring the balance sheet and off-balance sheet portfolios to maximize net interest income while maintaining acceptable levels of risk to changes in market interest rates. Interest rate sensitivity analysis is performed quarterly using various simulations with an asset/liability modeling system. These analyses are reviewed by the Asset and Liability Committee (ALCO), whose actions attempt to minimize any sudden or sustained negative impact that interest rate movements may have on net interest income. ALCO also reviews the impact of liquidity, loan and deposit pricing, capital adequacy and rate sensitivity, among other things, and determines appropriate policy direction to maintain or meet established ALCO policies as established by the Board of Directors.

Based upon an immediate increase in interest rates of 200 basis points and no change in the slope of the yield curve, the potential decrease in net income over a twelve-month period beginning July 1, 2001, would be approximately $4.6 million. At the end of 2000, comparable assumptions would have resulted in a potential decrease in 2001 net income of $8.9 million. Thus, AMCORE's earnings at risk from a rising rate scenario are less at the end of the second quarter of 2001 than they were at the end of 2000.

Conversely, an immediate decrease in interest rates of 200 basis points and no change in the slope of the yield curve would result in a potential increase in net income over a twelve-month period beginning July 1, 2001, of $795,000. The same assumptions at the end of 2000 would have resulted in a potential increase in net income of $582,000. Thus, AMCORE's earnings at risk from a declining rate scenario are somewhat improved at the end of the second quarter of 2001 than they were at the end of 2000.

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

                                     TABLE 1
          AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS

                                                                Quarter Ended                               Quarter Ended
                                                                June 30, 2001                                June 30, 2000
                                                    -----------------------------------          -----------------------------------
                                                      Average                  Average             Average                 Average
                                                      Balance      Interest     Rate               Balance      Interest    Rate
                                                    -----------------------------------          -----------------------------------
                                                                                    (in thousands)
Assets
Interest-Earning Assets:
     Taxable securities                                 $ 892,018    $ 14,890     6.68%            $ 1,009,833   $ 17,445     6.91%
     Tax-exempt securities (1)                            281,810       5,412     7.68%                301,804      5,802     7.69%
                                                      -----------------------------------------------------------------------------
       Total Securities (2)                             1,173,828      20,302     6.92%              1,311,637     23,247     7.09%
     Loans held for sale (3)                               40,399         595     5.89%                 18,925        407     8.62%
     Loans (1) (4)                                      2,531,096      52,670     8.34%              2,790,074     59,038     8.50%
     Other earning assets                                  23,538         258     4.40%                 14,671        244     6.69%
     Fees on loans held for sale (3)                            -         380        -                       -        148        -
                                                    -----------------------------------          -----------------------------------
         Total Interest-Earning Assets                $ 3,768,861    $ 74,205     7.89%            $ 4,135,307   $ 83,084     8.06%
Non Interest-Earning Assets:
     Cash and due from banks                              101,916                                      101,920
     Other assets                                         249,052                                      153,156
     Allowance for loan and lease losses                  (29,657)                                     (29,739)
                                                      -----------                                  -----------
             Total Assets                             $ 4,090,172                                  $ 4,360,644
                                                      ===========                                  ===========

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
     Interest-bearing demand and savings deposits     $ 1,002,395     $ 7,133     2.85%            $ 1,006,361    $ 9,149     3.66%
     Time deposits                                      1,589,174      24,510     6.19%              1,733,194     25,195     5.85%
                                                    -----------------------------------          -----------------------------------
       Total interest-bearing deposits                  2,591,569      31,643     4.90%              2,739,555     34,344     5.04%
     Short-term borrowings                                455,285       6,638     5.85%                584,238      9,169     6.31%
     Long-term borrowings                                 308,757       4,591     5.96%                336,150      5,285     6.32%
                                                    -----------------------------------          -----------------------------------
       Total Interest-Bearing Liabilities             $ 3,355,611    $ 42,872     5.12%            $ 3,659,943   $ 48,798     5.36%
Noninterest-Bearing Liabilities:
     Demand deposits                                      345,543                                      362,948
     Other liabilities                                     75,700                                       55,077
                                                      -----------                                  -----------
       Total Liabilities                              $ 3,776,854                                  $ 4,077,968
Stockholders' Equity                                      313,318                                      282,676
                                                      -----------                                  -----------
             Total Liabilities and
                Stockholders' Equity                  $ 4,090,172                                  $ 4,360,644
                                                      ===========                                  ===========

         Net Interest Income (FTE)                                   $ 31,333                                    $ 34,286
                                                                     ========                                    ========

         Net Interest Spread (FTE)                                                2.77%                                       2.70%
                                                                                  ====                                        ====

         Interest Rate Margin (FTE)                                               3.32%                                       3.31%
                                                                                  ====                                        ====

Notes:
(1) The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(2) The average balances of the securities are based on amortized historical cost.
(3) The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
(4) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $664,000 and $712,000 for 2001 and 2000, respectively.

                                     TABLE 2
          AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS

                                                             Six Months Ended                             Six Months Ended
                                                               June 30, 2001                                June 30, 2000
                                                    ---------------------------------            ----------------------------------
                                                     Average                 Average             Average                   Average
                                                     Balance     Interest     Rate               Balance        Interest     Rate
                                                    ---------------------------------            ----------------------------------
                                                                                   (in thousands)
Assets
Interest-Earning Assets:
  Taxable securities                                  $ 913,538    $ 30,917     6.77%            $ 1,009,408      $ 34,948    6.93%
  Tax-exempt securities (1)                             283,446      10,880     7.68%                302,973        11,642    7.69%
                                                    ---------------------------------            ----------------------------------
    Total Securities (2)                              1,196,984      41,797     6.99%              1,312,381        46,590    7.10%
  Loans held for sale (3)                                38,289       1,307     6.84%                 14,615           596    8.16%
  Loans (1) (4)                                       2,561,457     107,530     8.45%              2,774,538       116,344    8.42%
  Other earning assets                                   27,481         709     5.20%                 16,868           511    6.11%
  Fees on loans held for sale (3)                                 -     605           -                       -        251        -
                                                    ---------------------------------            ----------------------------------
      Total Interest-Earning Assets                 $ 3,824,211   $ 151,948     7.98%            $ 4,118,402     $ 164,292    8.00%
Non Interest-Earning Assets:
  Cash and due from banks                                99,710                                      103,177
  Other assets                                          236,018                                      148,912
  Allowance for loan and lease losses                   (29,451)                                     (29,342)
                                                    -----------                                  -----------
          Total Assets                              $ 4,130,488                                  $ 4,341,149
                                                    ===========                                  ===========

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
  Interest-bearing demand and savings deposits      $ 1,012,525    $ 16,102     3.21%            $ 1,006,660      $ 17,883    3.57%
  Time deposits                                       1,638,324      50,756     6.25%              1,713,370        48,810    5.73%
                                                    ---------------------------------            ----------------------------------
    Total interest-bearing deposits                   2,650,849      66,858     5.09%              2,720,030        66,693    4.93%
  Short-term borrowings                                 449,558      13,396     6.01%                601,985        18,268    6.10%
  Long-term borrowings                                  297,654       9,018     6.11%                315,805         9,807    6.24%
                                                    ---------------------------------            ----------------------------------
    Total Interest-Bearing Liabilities              $ 3,398,061    $ 89,272     5.30%            $ 3,637,820      $ 94,768    5.24%
Noninterest-Bearing Liabilities:
  Demand deposits                                       345,358                                      363,274
  Other liabilities                                      74,827                                       56,053
                                                    -----------                                  -----------
    Total Liabilities                               $ 3,818,246                                  $ 4,057,147
Stockholders' Equity                                    312,242                                      284,002
                                                    -----------                                  -----------
          Total Liabilities and
             Stockholders' Equity                   $ 4,130,488                                  $ 4,341,149
                                                    ===========                                  ===========

      Net Interest Income (FTE)                                    $ 62,676                                       $ 69,524
                                                                   ========                                       ========

      Net Interest Spread (FTE)                                                 2.68%                                         2.76%
                                                                                ====                                          ====

      Interest Rate Margin (FTE)                                                3.27%                                         3.37%
                                                                                ====                                          ====

Notes:
(1) The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(2) The average balances of the securities are based on amortized historical cost.
(3) The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
(4) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fee of $1.3 million and $1.4 million for 2001 and 2000, respectively.

                                     TABLE 3
          ANALYSIS OF QUARTER-TO-QUARTER CHANGES IN NET INTEREST INCOME

                                                                                      Quarter Ended
                                                                                   June 2001/June 2000
                                                               --------------------------------------------------------
                                                                                                             Total Net
                                                                 Increase (Decrease)    Due to Change In      Increase
                                                                   Average Volume         Average Rate       (Decrease)
                                                               --------------------------------------------------------
                                                                                   (in thousands)
Interest Income:
         Taxable securities                                               $ (1,979)               $ (576)     $ (2,555)
         Tax-exempt securities (1)                                            (384)                   (6)         (390)
                                                               --------------------------------------------------------
            Total Securities (2)                                            (2,392)                 (553)       (2,945)
         Loans held for sale (3)                                               349                  (161)          188
         Loans  (1) (4)                                                     (5,308)               (1,060)       (6,368)
         Other earning assets                                                  111                   (97)           14
         Fees on loans held for sale (3)                                         0                   232           232
                                                               --------------------------------------------------------
         Total Interest-Earning Assets                                    $ (7,148)             $ (1,731)     $ (8,879)
                                                               ========================================================

Interest Expense:
         Interest-bearing demand and savings deposits                         $ 52              $ (2,068)     $ (2,016)
         Time deposits                                                      (2,165)                1,480          (685)
                                                               --------------------------------------------------------
           Total interest-bearing deposits                                  (1,764)                 (937)       (2,701)
         Short-term borrowings                                              (1,898)                 (633)       (2,531)
         Long-term borrowings                                                 (409)                 (285)         (694)
                                                               --------------------------------------------------------
         Total Interest-Bearing Liabilities                               $ (3,838)             $ (2,088)     $ (5,926)
                                                               ========================================================

         Net Interest Margin / Net Interest Income (FTE)                  $ (3,310)                $ 357      $ (2,953)
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

(1) The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(2) The average balances of the securities are based on amortized historical cost.
(3) The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
(4) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees.

                                     TABLE 4
          ANALYSIS OF QUARTER-TO-QUARTER CHANGES IN NET INTEREST INCOME

                                                                                    Six Months Ended
                                                                                   June 2001/June 2000
                                                               --------------------------------------------------------
                                                                                                             Total Net
                                                                Increase (Decrease)     Due to Change In      Increase
                                                                   Average Volume          Average Rate      (Decrease)
                                                               --------------------------------------------------------
                                                                                    (in thousands)
Interest Income:
         Taxable securities                                               $ (3,258)               $ (773)     $ (4,031)
         Tax-exempt securities (1)                                            (750)                  (12)         (762)
                                                               --------------------------------------------------------
            Total Securities (2)                                            (4,040)                 (753)       (4,793)
         Loans held for sale (3)                                               822                  (111)          711
         Loans  (1) (4)                                                     (9,179)                  365        (8,814)
         Other earning assets                                                  277                   (79)          198
         Fees on loans held for sale (3)                                         0                   354           354
                                                               --------------------------------------------------------
         Total Interest-Earning Assets                                   $ (11,931)               $ (413)    $ (12,344)
                                                               ========================================================

Interest Expense:
         Interest-bearing demand and savings deposits                        $ 449              $ (2,230)     $ (1,781)
         Time deposits                                                      (2,315)                4,261         1,946
                                                               --------------------------------------------------------
           Total interest-bearing deposits                                  (1,798)                1,963           165
         Short-term borrowings                                              (4,594)                 (278)       (4,872)
         Long-term borrowings                                                 (573)                 (216)         (789)
                                                               --------------------------------------------------------
         Total Interest-Bearing Liabilities                               $ (6,527)              $ 1,031      $ (5,496)
                                                               ========================================================

         Net Interest Margin / Net Interest Income (FTE)                  $ (5,404)             $ (1,444)     $ (6,848)
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

(1) The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(2) The average balances of the securities are based on amortized historical cost.
(3) The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
(4) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees.

                                     TABLE 5
                                  ASSET QUALITY

     The components of non-performing loans and leases at June 30, 2001 and December 31, 2000 were as follows:


                                                          June 30,  December 31,
                                                            2001       2000
                                                         ---------- ------------
Impaired loans:                                               (in thousands)
     Non-accrual loans and leases
        Commercial......................................   14,824     $ 9,396
        Real estate.....................................   16,029      11,176
Other non-performing:
        Non-accrual loans (1)...........................    1,263       1,497
                                                         --------    --------
        Total non-performing loans......................  $32,116     $22,069
                                                         ========    ========

Foreclosed assets:
        Real estate.....................................    1,960       3,282
        Other...........................................      736       1,092
                                                         --------    --------
        Total foreclosed assets.........................  $ 2,696     $ 4,374
                                                         ========    ========

        Total non-performing assets.....................  $34,812     $26,443
                                                         ========    ========

Loans 90 days or more past due and still accruing.......  $16,182     $13,136

(1) These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

An anaylsis of the allowance for loan and lease losses for the periods ended June 30, 2001 and 2000 is presented below:

                                                              For the Three Months        For the Six Months
                                                                  Ended June 30,             Ended June 30,
                                                                2001         2000         2001          2000
                                                             -----------------------   ------------------------
                                                                              (in thousands)
Balance at beginning of period..............................  $ 29,561     $ 29,166     $ 29,157      $ 28,377
Charge-Offs:
   Commercial, financial and agricultural...................     2,214          440        2,731           946
   Real estate..............................................       712          309        1,103           826
   Installment and consumer.................................     1,138        1,058        2,325         2,207
   Direct leases............................................        51            -           51             -
                                                             -----------------------   ------------------------
                                                                 4,115        1,807        6,210         3,979
Recoveries:
   Commercial, financial and agricultural...................        85           62          210           431
   Real estate..............................................       192           14          255            52
   Installment and consumer.................................       291          357          632           521
   Direct leases............................................         -            -            8             -
                                                             -----------------------   ------------------------
                                                                   568          433        1,105         1,004

Net Charge-Offs.............................................     3,547        1,374        5,105         2,975
Provision charged to expense................................     7,557        2,340        9,713         4,730

Allowance for loan and lease losses acquired through merger.         -            -            -             -
Reductions due to sale of loans.............................       565            -          759             -
                                                             -----------------------   ------------------------

Balance at end of period....................................  $ 33,006     $ 30,132     $ 33,006      $ 30,132
                                                             =======================   ========================

Ratio of net-charge-offs during the period
to average loans outstanding during the period  (1).........      0.56%        0.20%        0.40%         0.22%
                                                             =======================   ========================

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

On August 26, 1999, Willie Parker and five other plaintiffs filed a civil action in the Circuit Court of Humphreys County, Mississippi against AMCORE Consumer Finance Company, Inc., a subsidiary of the Company and other defendants containing twelve separate counts related to the sale and financing of residential satellite dish systems. Though the actual purchase price for each of these systems involves a principal amount of less than $3,000, the complaint prays for economic loss and compensatory damages in the amount of $5 million for each plaintiff and punitive damages in the amount of $100 million for each plaintiff. The Company has denied the plaintiffs' allegations and removed the case to the United States District Court for the Northern District of Mississippi. Plaintiffs' filed a motion seeking to remand the case back to state court.

During the second quarter of 2001, the Company made a settlement offer to Plaintiff's counsel. The Company recorded an accrual reflecting the amount offered. There were no other developments during the quarter. Subsequent to the end of the second quarter of 2001, the Company was notified of the several developments. First, the federal district court ordered the case to be sent to the federal bankruptcy court to determine if it wants to pursue this case as an asset of one of the plaintiffs who previously filed for bankruptcy relief and to remand the case back to state court if the federal bankruptcy court did not keep jurisdiction. The Company intends to file a motion to reconsider this order as the federal district court failed to address the issue of diversity of the parties. Second, plaintiffs' attorneys have rejected the Company's settlement offer. In addition, they have notified the Company's counsel that they have identified 17 more individuals with potential claims similar to those of the named Plaintiffs'. No suits have yet been filed on their behalf. Company's counsel is currently investigating these allegations and analyzing whether new suits may be barred by the Mississippi statute of limitations. Plaintiff's counsel has made a counter offer to settle the suits. The Company is reviewing with counsel its response to the offer.

Although the ultimate disposition of the cases cannot be predicted with certainty, based on information currently available, the Company believes that the plaintiffs' damage claims are disproportionate and that the final outcome of the cases will not have a materially adverse effect on the Company's consolidated financial condition, though it could have a materially adverse affect on the Company's consolidated results of operations in a given year. The Company has not adjusted its accrual for payment of the damages in these cases because, in management's opinion, an unfavorable outcome in this litigation beyond the accrual is not probable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

(a)- (d)    None

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

          10 Amendment to Loan Agreement with M & I Marshall and Ilsley Bank dated April 30, 2001.

        10.1 Amendment dated June 18, 2001 to the Transitional Compensation Agreement dated March 30, 2000 between AMCORE Financial, Inc. and David W. Miles.

        10.2 AMCORE Financial, Inc. Supplemental Incentive Plan effective July 1, 2001.

          99  Additional exhibits - Press release dated July 18, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               AMCORE Financial, Inc.

                                               (Registrant)



Date: August 14, 2001




                            /s/ John R. Hecht
                            ----------------------------------------------------
                            John R. Hecht
                            Executive Vice President and Chief Financial Officer (Duly authorized officer of the registrant and principal financial officer)