Form 10-Q
period 2001-09-30
AMCORE FINANCIAL INC
filed 2001-11-14
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001



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

Yes X    No

The number of shares outstanding of the registrant's common stock, par value $.22 per share, at October 31, 2001 was 24,803,796 shares.


Index of Exhibits on Page 39

                             AMCORE FINANCIAL, INC.

                           Form 10-Q Table of Contents


PART I                                                               Page Number
------                                                               -----------

Item 1 Financial Statements

       Consolidated Balance Sheets as of September 30, 2001 and
         December 31, 2000                                                  3

       Consolidated Statements of Income for the Three and Nine Months
         Ended September 30, 2001 and 2000                                  4

       Consolidated Statements of Stockholders' Equity for the Nine Months
         Ended September 30, 2001 and 2000                                  5

       Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2001 and 2000                                  6

       Notes to Consolidated Financial Statements                           7

Item 2 Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         19

Item 3 Quantitative and Qualitative Disclosures About Market Risk          31

PART II

Item 1 Legal Proceedings                                                   38

Item 4 Submission of Matters to a Vote of Security Holders                 39

Item 6 Exhibits and Reports on Form 10-Q                                   39


Signatures                                                                 45

PART I.  ITEM 1: Financial Statements

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                                   September 30,   December 31,
                                                                                                       2001            2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                            ( in thousands, except share data)
   Assets     Cash and cash equivalents..........................................................     $135,635       $118,807
              Interest earning deposits in banks.................................................        5,261         21,562
              Federal funds sold and other short-term investments................................        1,500         36,000
              Loans and leases held for sale.....................................................       50,880         27,466
              Securities available for sale......................................................    1,152,964      1,223,785
              Securities held to maturity (12/31/00 fair value of $10,635 )......................            -         10,661
                                                                                                  ----------------------------
                  Total securities ..............................................................   $1,152,964     $1,234,446
              Gross loans and leases.............................................................    2,483,773      2,627,157
              Allowance for loan and lease losses................................................      (34,137)       (29,157)
                                                                                                  ----------------------------
                  Net loans and leases...........................................................   $2,449,636     $2,598,000
              Bank owned life insurance..........................................................       98,669         54,733
              Premises and equipment, net .......................................................       48,686         52,554
              Intangible assets, net.............................................................       16,435         16,683
              Foreclosed real estate.............................................................        3,076          3,282
              Other assets.......................................................................       72,304         80,573
                                                                                                  ----------------------------
                  TOTAL ASSETS...................................................................   $4,035,046     $4,244,106
                                                                                                  ============================

 Liabilities  LIABILITIES
     And      Deposits:
Stockholders'   Demand deposits..................................................................   $1,285,805     $1,268,253
   Equity       Savings deposits.................................................................      120,828        127,706
                Other time deposits..............................................................    1,494,722      1,747,602
                                                                                                  ----------------------------
                   Total deposits................................................................   $2,901,355     $3,143,561
              Short-term borrowings..............................................................      484,758        460,634
              Long-term borrowings ..............................................................      268,247        265,830
              Other liabilities..................................................................       67,519         65,584
                                                                                                  ----------------------------
                   TOTAL LIABILITIES.............................................................   $3,721,879     $3,935,609
                                                                                                  ----------------------------


              STOCKHOLDERS' EQUITY
              Preferred stock, $1 par value:  authorized 10,000,000 shares; none issued..........   $        -     $        -
              Common stock, $.22 par value:  authorized 45,000,000 shares;
                                                               September 30,      December 31,
                                                                   2001               2000
                                                                   ----               ----
                                                   Issued       29,732,438         29,700,201
                                                   Outstanding  24,961,559         25,985,432            6,603          6,596
              Additional paid-in capital.........................................................       74,314         74,900
              Retained earnings .................................................................      316,077        297,703
              Deferred compensation..............................................................       (2,217)        (1,651)
              Treasury stock ....................................................................      (92,091)       (69,385)
              Accumulated other comprehensive income.............................................       10,481            334
                                                                                                  ----------------------------
                   TOTAL STOCKHOLDERS' EQUITY....................................................     $313,167       $308,497
                                                                                                  ----------------------------
                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................   $4,035,046     $4,244,106
                                                                                                  ============================

See accompanying notes to consolidated financial statements (unaudited).

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                For the Three Months      For the Nine Months
                                                                                 Ended September 30,      Ended September 30,
                                                                                  2001        2000         2001         2000
===============================================================================================================================
                                                                                     (in thousands, except per share data)
 Interest   Interest and fees on loans and leases............................    $50,166     $59,517     $157,289     $175,399
  Income    Interest on securities:
              Taxable........................................................     13,470      16,666       44,387       51,614
              Tax-exempt.....................................................      3,335       3,710       10,407       11,277
                                                                               ------------------------------------------------
                 Total Income from Securities................................    $16,805     $20,376      $54,794      $62,891
                                                                               ------------------------------------------------

            Interest on federal funds sold and other short-term investments..       $147        $101         $414         $201
            Interest and fees on loans and leases held for sale..............      1,157       1,214        3,069        2,061
            Interest on deposits in banks....................................         93         240          535          651
                                                                                 ------------------------------------------------
               Total Interest Income.......................................      $68,368     $81,448     $216,101     $241,203
                                                                               ------------------------------------------------

 Interest   Interest on deposits.............................................    $28,840     $36,002      $95,728     $102,863
 Expense    Interest on short-term borrowings................................      4,439       9,346       16,632       27,709
            Interest on long-term borrowings.................................      5,197       5,146       15,388       14,690
                                                                               ------------------------------------------------
                 Total Interest Expense......................................    $38,476     $50,494     $127,748     $145,262
                                                                               ------------------------------------------------

                 Net Interest Income.........................................    $29,892     $30,954      $88,353      $95,941
            Provision for loan and lease losses..............................      4,656       2,640       14,369        7,370
                                                                               ------------------------------------------------
                 Net Interest Income After Provision for Loan
                     and Lease Losses........................................    $25,236     $28,314      $73,984      $88,571
                                                                               ------------------------------------------------

   Non-     Trust and asset management income................................     $6,737      $7,491      $20,354      $22,666
 Interest   Service charges on deposits......................................      3,950       2,932       10,758        8,327
  Income    Mortgage revenues................................................        898       1,466        4,194        3,114
            Bank owned life insurance income.................................      1,505         639        3,935        1,181
            Gain on branch sales.............................................      1,803           -       10,498            -
            Other............................................................      3,603       3,150        9,039        8,487
                                                                               ------------------------------------------------
                 Non-Interest Income, Excluding Net
                     Security Gains (Losses).................................    $18,496     $15,678      $58,778      $43,775
            Net security gains (losses)......................................        309          39       (1,220)       1,135
                                                                               ------------------------------------------------
                 Total Non-Interest Income...................................    $18,805     $15,717      $57,558      $44,910

Operating   Compensation expense.............................................    $13,549     $13,533      $40,581      $40,014
 Expenses   Employee benefits................................................      3,289       3,258       10,386        9,997
            Net occupancy expense............................................      1,825       1,950        5,685        5,502
            Equipment expense................................................      1,818       1,988        5,992        6,452
            Data processing expense..........................................      1,516       1,428        4,518        4,466
            Professional fees................................................        732         918        2,884        2,987
            Communication expense............................................        929         951        2,976        2,993
            Advertising and business development.............................      1,021         863        3,146        3,005
            Amortization of intangible assets................................        510         529        1,595        1,586
            Other............................................................      4,223       3,589       12,838       11,183
                                                                               ------------------------------------------------
                 Total Operating Expenses....................................    $29,412     $29,007      $90,601      $88,185
                                                                               ------------------------------------------------

            Income Before Income Taxes.......................................    $14,629     $15,024      $40,941      $45,296
            Income taxes.....................................................      3,682       4,220       10,263       12,724
                                                                               ------------------------------------------------
                 Net Income Before Extraordinary Item and Accounting Change..    $10,947     $10,804      $30,678      $32,572
                   Extraordinary item:  Early extinguishment of debt (net of tax)   (204)          -         (204)           -
                   Cumulative effect of accounting change (net of tax).......          -           -          225            -
                                                                               ------------------------------------------------
                 NET INCOME..................................................    $10,743     $10,804      $30,699      $32,572
                                                                               ================================================


EARNINGS PER COMMON SHARE (EPS)
            Basic EPS
                   Income Before Extraordinary Item and Accounting Change....   $   0.43      $ 0.40       $ 1.19       $ 1.20
                   Extraordinary item:  Early extinguishment of debt.........      (0.01)       0.00        (0.01)        0.00
                   Cumulative effect of accounting change....................       0.00        0.00         0.01         0.00
                                                                               ------------------------------------------------
                   Basic net income..........................................   $   0.42      $ 0.40       $ 1.19       $ 1.20
                                                                               ================================================
            Diluted EPS
                   Income Before Extraordinary Item and Accounting Change....   $   0.43      $ 0.40       $ 1.18       $ 1.19
                   Extraordinary item:  Early extinguishment of debt.........      (0.01)       0.00        (0.01)        0.00
                   Cumulative effect of accounting change....................       0.00        0.00         0.01         0.00
                                                                               ------------------------------------------------
                   Diluted net income........................................   $   0.42      $ 0.40       $ 1.18       $ 1.19
                                                                               ================================================
DIVIDENDS PER COMMON SHARE...................................................   $   0.16      $ 0.16       $ 0.48       $ 0.48
AVERAGE COMMON SHARES OUTSTANDING
            Basic............................................................     25,384      26,921       25,725       27,189
            Diluted..........................................................     25,640      27,166       25,966       27,465

See accompanying notes to consolidated financial statements (unaudited).

AMCORE Financial, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                                                                          Accumulated
                                                               Additional                                    Other         Total
                                                       Common   Paid-in   Retained    Deferred  Treasury Comprehensive Stockholders'
                                                       Stock    Capital   Earnings  Compensation  Stock  Income (Loss)   Equity
                                                       -----------------------------------------------------------------------------
                                                                              (in thousands, except share data)
Balance at December 31, 1999.......................... $ 6,585  $ 74,244  $ 271,781   $ (1,533) $ (30,442)  $ (26,907)   $ 293,728
                                                       =======  ========  =========   ========  =========   =========    =========
 Comprehensive Income:
     Net Income.......................................       -         -     32,572          -          -           -       32,572

   Unrealized holding losses on securities
         available for sale arising during the period.       -         -          -          -          -      11,834       11,834
   Less reclassification adjustment for security
         gains included in net income.................       -         -          -          -          -      (1,135)      (1,135)
   Income tax effect related to items of other
         comprehensive income.........................       -         -          -          -          -      (4,144)      (4,144)
                                                       -------  --------  ---------   --------  ---------   ---------    ---------
Net unrealized gains (losses) on securities
   available for sale.................................       -         -          -          -          -       6,555        6,555
                                                       -------  --------  ---------   --------  ---------   ---------    ---------
         Comprehensive Income.........................       -         -     32,572          -          -       6,555       39,127
                                                       -------  --------  ---------   --------  ---------   ---------    ---------

   Cash dividends on common stock-$0.48
         per share....................................       -         -    (12,988)         -          -           -      (12,988)
   Purchase of shares for the treasury................       -         -          -          -    (30,050)          -      (30,050)
   Reissuance of treasury shares under
         non-employee directors stock plan............       -        (9)         -       (318)       377           -           50
   Deferred compensation expense......................       -                    -        337          -           -          337
   Reissuance of treasury shares for
         employee incentive plans.....................       -       294          -          -      2,876           -        3,170
   Issuance of common shares for
         Employee Stock Plan..........................       7       548          -          -          -                      555
                                                       -------  --------  ---------   --------  ---------   ---------    ---------
Balance at September 30, 2000......................... $ 6,592  $ 75,077  $ 291,365   $ (1,514) $ (57,239)  $ (20,352)   $ 293,929
                                                       =======  ========  =========   ========  =========   =========    =========

Balance at December 31, 2000.......................... $ 6,596  $ 74,900  $ 297,703   $ (1,651) $ (69,385)  $     334    $ 308,497
                                                       =======  ========  =========   ========  =========   =========    =========

Comprehensive Income:
  Net Income before accounting change and
   extinguishment of debt.............................       -         -     30,678          -          -           -       30,678
 Cumulative effect of extinguishment of debt,
  net of tax..........................................       -         -       (204)         -          -           -         (204)
   Cumulative effect of accounting change, net of tax.       -         -        225          -          -      (1,548)      (1,323)
   Current period transactions, net of tax............       -         -          -          -          -        (667)        (667)
   Reclassification to earnings, net of tax...........       -         -          -          -          -      (1,231)      (1,231)
                                                       -------  --------  ---------   --------  ---------   ---------    ---------
 Net cumulative effect of FAS 133                            -         -        225          -          -      (3,446)      (3,221)
                                                       -------  --------  ---------   --------  ---------   ---------    ---------
   Unrealized holding gains on securities
         available for sale arising during the period.       -         -          -          -          -      21,218       21,218
   Less reclassification adjustment for security
         losses included in net income................       -         -          -          -          -       1,220        1,220
   Income tax effect related to items of other
         comprehensive income.........................       -         -          -          -          -      (8,845)      (8,845)
                                                       -------  --------  ---------   --------  ---------   ---------    ---------
 Net unrealized gains (losses) on securities
   available for sale.................................       -         -          -          -          -      13,593       13,593
                                                       -------  --------  ---------   --------  ---------   ---------    ---------
         Comprehensive Income.........................       -         -        225          -          -      10,147       10,372
                                                       -------  --------  ---------   --------  ---------   ---------    ---------

   Cash dividends on common stock-$0.48
         per share....................................       -         -    (12,325)         -          -           -      (12,325)
   Purchase of shares for the treasury................       -         -          -          -    (31,263)          -      (31,263)
   Reissuance of treasury shares under
         non-employee directors stock plan............       -        20          -        (80)        60           -            -
   Deferred compensation expense......................       -         -          -        437          -           -          437
   Reissuance of treasury shares for
          incentive plans.............................       -    (1,151)         -       (923)     8,497           -        6,423
   Issuance of common shares for
         Employee Stock Plan..........................       7       545          -          -          -           -          552
                                                       -------  --------  ---------   --------  ---------   ---------    ---------
Balance at September 30, 2001......................... $ 6,603  $ 74,314  $ 316,077   $ (2,217) $ (92,091)   $ 10,481    $ 313,167
                                                       =======  ========  =========   ========  =========    ========    =========

See accompanying notes to consolidated financial statements (unaudited)

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                                         Nine Months Ended
                                                                                                       September 30,
(in thousands)                                                                                     2001            2000
===========================================================================================================================
Cash Flows     Net income before extraordinary item and accounting change....................     $ 30,678        $ 32,572
From           Extraordinary item: Early extinguishment of debt, net of tax..................         (204)              -
Operating      Cumulative effect of accounting change, net of tax............................          225               -
Activities     Gain on branch sales..........................................................      (10,498)              -
               Adjustments to reconcile net income from operations to net cash provided by operating activities:
                    Depreciation and amortization of premises and equipment..................        4,917           5,343
                    Amortization and accretion of securities, net............................        2,145           1,052
                    Provision for loan and lease losses......................................       14,369           7,370
                    Amortization of intangible assets........................................        1,595           1,586
                    Net securities losses (gains)............................................        1,220          (1,135)
                    Net gain on sale of loans held for sale..................................         (858)           (763)
                    Deferred income taxes (benefits).........................................        1,891            (897)
                    Originations of loans held for sale......................................     (407,817)       (216,115)
                    Proceeds from sales of loans held for sale...............................      384,403         199,485
                    Tax benefit on exercise of stock options ................................         (955)           (162)
                    Other, net...............................................................       (8,111)          6,950
                                                                                              -----------------------------
                       Net cash provided by operating activities.............................     $ 13,000        $ 35,286
                                                                                              -----------------------------

Cash Flows     Proceeds from maturities of securities available for sale.....................    $ 236,259       $ 136,855
From           Proceeds from maturities of securities held to maturity.......................            -           2,680
Investing      Proceeds from sales of securities available for sale..........................      197,446          74,906
Activities     Purchase of securities available for sale.....................................     (333,150)       (170,757)
               Net decrease (increase) in federal funds sold and other short-term investments       34,500          (1,975)
               Net decrease (increase) in interest earning deposits in banks.................       16,301          (4,854)
               Proceeds from the sale of loans and leases....................................        3,247          59,657
               Net decrease (increase) in loans and leases...................................       62,876         (68,824)
               Investment in bank owned life insurance.......................................      (40,000)        (40,000)
               Premises and equipment expenditures, net......................................       (2,596)         (3,568)
               Proceeds from the sale of foreclosed real estate..............................        3,478           2,324
                                                                                              -----------------------------
                       Net cash provided by (used for) investing activities..................    $ 178,361       $ (13,556)
                                                                                              -----------------------------

Cash Flows     Net increase in demand deposits and savings accounts..........................     $ 82,781        $ 24,089
From           Net (decrease) increase in time deposits......................................     (155,085)         37,093
Financing      Net increase (decrease) in short-term borrowings..............................       13,374        (147,147)
Activities     Proceeds from long-term borrowings............................................       79,650          65,000
               Payment of long-term borrowings...............................................      (51,495)        (29,494)
               Extinguishment of debt........................................................      (15,000)              -
               Net payments to settle branch sales...........................................      (93,100)              -
               Dividends paid................................................................      (12,325)        (12,988)
               Issuance of common shares for employee stock plan.............................          552             555
               Reissuance of treasury shares for employee benefit incentive plans............        7,378           3,332
               Purchase of shares for treasury ..............................................      (31,263)        (30,050)
                                                                                              -----------------------------
                       Net cash used for financing activities................................   $ (174,533)      $ (89,610)
                                                                                              -----------------------------
               Net change in cash and cash equivalents.......................................     $ 16,828       $ (67,880)
               Cash and cash equivalents:
                 Beginning of year...........................................................      118,807         179,113
                                                                                              -----------------------------
                 End of period...............................................................    $ 135,635       $ 111,233
                                                                                              =============================

Supplemental   Cash payments for:
Disclosures of   Interest paid to depositors.................................................    $ 103,750        $ 99,564
Cash Flow        Interest paid on borrowings.................................................       32,872          41,267
Information      Income tax payments.........................................................       12,354           5,816

Non-Cash       Foreclosed real estate - acquired in settlement of loans......................        4,143           2,275
Investing and  Transfer of long-term borrowings to short-term borrowings.....................       10,750              91
Financing      Transfer of held to maturity securities to available for sale.................       10,635               -
Activities

Balance changes resulting from branch sales are excluded from individual line items such as deposits, loans, and fixed assets. See accompanying notes to consolidated financial statements (unaudited).

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

Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the "Company") for the year ended December 31, 2000.

New Accounting Standards

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS No.
141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 is effective January 1, 2002 for calendar year companies, however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. As required under SFAS No. 142, the Company will discontinue the amortization of goodwill with an expected net carrying value of $15.6 million at January 1, 2002 and annual amortization of $1.9 million that resulted from business combinations prior to the adoption of SFAS No. 141. The remaining goodwill will be evaluated for impairment on an ongoing basis. The Company continues to evaluate the additional effect, if any, that adoption of SFAS No. 141 and SFAS No. 142 will have on the Company's consolidated financial statements.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a replacement of FASB Statement No. 125". This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relative to securitization transactions and collateral for fiscal years ending after December 15, 2000 and was implemented by the Company during the first quarter of 2001. The adoption of SFAS No. 140 is not expected to have a material affect on the Company's Consolidated Financial Statements.

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

Completed Divestitures:

On October 11, 2000, AMCORE announced that it was considering the sale of ten Illinois branches (the "Branch Sales") as part of its strategic objective to invest in and reallocate capital to higher growth Midwestern markets. The branches included Aledo, Gridley, Mendota, Freeport, Mount Morris, Oregon, Ashton, Rochelle, Wyanet and Sheffield. AMCORE has since concluded that Mendota, Oregon and Freeport no longer fit in its contemplated divestiture program and are no longer being considered for sale. During the second quarter of 2001, six of the seven branches were sold resulting in $5.2 million in after-tax gains, net of associated costs. The seventh branch in Gridley was sold August 17, 2001 with a net after-tax gain of $1.1 million. For the seven branches sold, $65.1 million in loans, $170.8 million in deposits and $1.2 million in premises and equipment were transferred to the respective buyers.

NOTE 2 - SECURITIES


A summary of securities at September 30, 2001 and December 31, 2000 were as follows:

                                                                         Gross            Gross
                                                       Amortized       Unrealized       Unrealized          Fair
                                                         Cost            Gains            Losses            Value
                                               ---------------------------------------------------------------------
                                                                          (in thousands)
At September 30, 2001
---------------------
   Securities Available for Sale:
     U.S. Treasury                                    $    30,082        $    387       $       -       $    30,469
     U.S. Government agencies                              27,504             313             (16)           27,801
     Agency mortgage-backed securities                    707,308          12,393            (260)          719,441
     State and political subdivisions                     268,914           9,450            (408)          277,956
     Corporate obligations and other                       96,254           1,268            (225)           97,297
                                               ---------------------------------------------------------------------
        Total Securities Available for Sale           $ 1,130,062        $ 23,811       $    (909)      $ 1,152,964
                                               =====================================================================

At December 31, 2000
--------------------
   Securities Available for Sale:
     U.S. Treasury                                    $    35,751        $    215       $     (34)      $    35,932
     U.S. Government agencies                              51,091             142             (18)           51,215
     Agency mortgage-backed securities                    728,782           4,737          (7,634)          725,885
     State and political subdivisions                     289,496           5,630          (2,060)          293,066
     Corporate obligations and other                      118,201             296            (810)          117,687
                                               ---------------------------------------------------------------------
        Total Securities Available for Sale           $ 1,223,321        $ 11,020       $ (10,556)      $ 1,223,785
                                               ---------------------------------------------------------------------

   Securities Held to Maturity:
     U.S. Treasury                                    $       802        $      4       $       -       $       806
     U.S. Government agencies                                  24               -               -                24
     State and political subdivisions                       9,835              47             (77)            9,805
                                               ---------------------------------------------------------------------
        Total Securities Held to Maturity             $    10,661        $     51       $     (77)      $    10,635
                                               ---------------------------------------------------------------------
                  Total Securities                    $ 1,233,982        $ 11,071       $ (10,633)      $ 1,234,420
                                               =====================================================================

Realized gross gains resulting from the sale of securities available for sale were $424,000 and $39,000 for the three months ended September 30, 2001 and 2000, respectively, and $1.3 million and $1.1 million for the nine months ended September 30, 2001 and 2000, respectively. Realized gross losses were $115,000 and $0 for the three months ended September 30, 2001 and 2000, respectively, and $2.5 million and $1,000 for the nine months ending September 30, 2001 and 2000, respectively. An impairment loss of $1.8 million was recorded during the second quarter of 2001 related to specific securities for which a decision to sell had been made. Most of these securities were disposed of during the third quarter. Of those securities not yet sold, no additional impairment was required at September 30, 2001. At September 30, 2001 and 2000, securities with a fair value of $777.9 million and $930.4 million, respectively, were pledged to secure public deposits, securities under agreements to repurchase and for other purposes required or permitted by law.

NOTE 3 - LOANS AND LEASES

The composition of the loan and lease portfolio at September 30, 2001 and December 31, 2000, was as follows:

                                                            September 30, 2001     December 31, 2000
                                                        ---------------------------------------------
                                                                          (in thousands)
Commercial, financial and agricultural..................             $ 704,657             $ 697,056
Real estate-construction................................               100,437               111,156
Real estate-commercial..................................               732,190               762,320
Real estate-residential.................................               540,759               662,778
Installment and consumer................................               401,984               390,970
Direct lease financing..................................                 3,746                 2,877
                                                        ---------------------------------------------
     Gross loans and leases.............................           $ 2,483,773           $ 2,627,157
     Allowance for loan and lease losses................               (34,137)              (29,157)
                                                        ---------------------------------------------
     NET LOANS AND LEASES...............................           $ 2,449,636           $ 2,598,000
                                                        =============================================

$48.3 million in installment and consumer loans were either sold or reclassified to loans held for sale during the nine months ended September 30, 2001.

NOTE 4 - SALE OF RECEIVABLES

During 2001, the Company sold $29.9 million of indirect automobile loans in securitization transactions. Upon securitization, the Company retained servicing responsibilities, interest only strips and subordinated credit enhancement tranches. At the date of each securitization, five in all since the third quarter of 2000, these retained interests were allocated a carrying value of $8.1 million. The Company receives monthly servicing fees equal to 0.75 percent per annum of the outstanding beginning principal balance of the loans serviced for the month and rights to future cash flows arising after the investors in the securitization trust have received the returns for which they have contracted. The investors and the securitization trust have no other recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to investor's interests. Their value is subject to credit and prepayment risk on the transferred auto loans. During the third quarter, there were no loans sold in securitization transactions.

Key economic assumptions used in measuring the retained interests at the date of the securitization and as of September 30, 2001 including the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                                                   As Of September 30, 2001
                                                                         --------------------------------------------
                                                         Date Of                         10% Adverse     20% Adverse
                                                      Securitization       Actual           Change          Change
                                                      --------------     -----------     -----------     ------------
                                                                                (in thousands)
Prepayment speed assumptions
     Prepayment speed                                           1.5%            1.5%            1.7%           1.8%
     Weighted average life (in months)                          22.2            19.9            19.3           18.6
     Fair value of retained interests                  $       8,309     $     8,124     $     8,031     $    7,937
     Change in fair value                              $           -     $         -     $       (93)    $     (187)
Expected credit loss assumptions
     Expected credit losses (loss to liquidation)        1.0% - 1.7%            1.0%            1.1%           1.2%
     Fair value of retained interests                  $       8,309     $     8,124     $     8,041     $    7,957
     Change in fair value                              $           -     $         -     $       (83)    $     (167)
Residual cash flow discount rate assumptions
     Residual cash flow discount rate (annual)           7.4% - 9.1%            5.9%            6.5%           7.0%
     Fair value of retained interests                  $       8,309     $     8,124     $     7,981     $    7,841
     Change in fair value                              $           -     $         -     $      (143)    $     (283)

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

Total cash flows attributable to the indirect auto loan securitization transactions was an inflow of $568,000 in the third quarter of 2001 and $30.0 million year to date. The following table summarizes the various cash flows received from and paid to the securitization trust:

                                                               Proceeds From    Servicing Fees      Other
                                                              Securitizations     Collected       Cash Flows    Fees Paid
                                                              ---------------   --------------    ----------    ---------
                                                                                     (in thousands)
Third quarter cash flows received from and (paid to) trust       $      -           $ 190           $   380        $ (2)
Year-to-date cash flows received from (paid to) trust            $ 28,373           $ 570           $ 1,039        $ (8)

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

                                                                             Indirect Installment Loans
                                                             -----------------------------------------------------------
                                                             Held In Portfolio   Securitized   Held For Sale     Total
                                                             -----------------   -----------   -------------     -----
                                                                                   (in thousands)
Total principal amount of loans at September 30, 2001             $ 289,845        $ 88,390      $ 18,423      $ 396,658
Delinqencies based on end of period loans                         $   7,909        $  2,345      $      -      $  10,254
Net credit losses year-to-date                                    $   1,804        $    571      $      -      $   2,375

Actual and projected static pool credit losses, as a percentage of indirect auto loans securitized in 2001, are 0.02%, 0.35% and 0.74% as of the quarters ended September 30, 2001, September 30, 2002 and September 30, 2003, respectively. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amount shown here for each year is a weighted average for all securitizations during the period.

NOTE 5 - Short-Term Borrowings

Short-term borrowings at September 30, 2001 and December 31, 2000 consisted of the following:

                                                               September 30, 2001    December 31, 2000
                                                               ------------------------------------------
                                                                               (in thousands)
Securities sold under agreements to repurchase................          $ 355,450            $ 439,367
Federal Home Loan Bank borrowings.............................             10,821                   70
Federal funds purchased.......................................             99,650                9,990
U.S. Treasury tax and loan note accounts......................             10,286               11,207
Commercial paper borrowings...................................              8,551                    -
                                                              -------------------------------------------
   Total short-term borrowings................................          $ 484,758            $ 460,634
                                                              ===========================================

NOTE 6 - Long-Term Borrowings

Long-term borrowings at September 30, 2001 and December 31, 2000 consisted of the following:

                                                               September 30, 2001    December 31, 2000
                                                               ------------------------------------------
                                                                               (in thousands)
Federal Home Loan Bank borrowings............................             $ 242,806            $ 224,957
Capital Trust preferred securities...........................                25,000               40,000
Other long-term borrowings...................................                   441                  873
                                                              -------------------------------------------
             Total long-term borrowings......................             $ 268,247            $ 265,830
                                                              ===========================================

AMCORE Bank, N.A. periodically borrows additional funds from the Federal Home Loan Bank (FHLB) in connection with the purchase of mortgage-backed securities and the financing of 1-4 family real estate loans. Certain FHLB borrowings have prepayment penalties and call features associated with them. The average maturity of these borrowings at September 30, 2001 is 4.52 years, with a weighted average borrowing rate of 5.30%.

Reductions of FHLB borrowings with call features, assuming they are called at the earliest call date, are as follows at September 30, 2001:

                                                                                            Total
                                                                                    ---------------------
                                                                                       (in thousands)
2001..............................................................................             $ 126,000
2002..............................................................................                15,000
2003..............................................................................                29,000
                                                                                    ---------------------
        Total callable FHLB borrowings............................................             $ 170,000
                                                                                    =====================

The Company has $25.0 million of capital securities outstanding through AMCORE Capital Trust I ("Trust"), a statutory business trust. All of the common securities of the Trust are owned by the Company. The capital securities pay cumulative cash distributions semiannually at an annual rate of 9.35%. The securities are redeemable from March 25, 2007 until March 25, 2017 at a declining rate of 104.6750% to 100% of the principal amount. After March 25, 2017, they are redeemable at par until June 15, 2027 when redemption is mandatory. Prior redemption is permitted under certain circumstances such as changes in tax or regulatory capital rules. The proceeds of the capital securities were invested by the Trust in junior subordinated debentures which represents all of the assets of the Trust. The Company fully and unconditionally guarantees the capital securities through the combined operation of the debentures and other related documents. The Company's obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Company.

During the third quarter, AMCORE retired, at par, $15.0 million in capital trust preferred securities with the coupon rate of 9.35 percent. This early extinguishment of long-term borrowings (the "Debt Extinguishment") resulted in an after-tax extraordinary charge of $204,000, or $0.01 per diluted share (the "Extraordinary Charge"). The Extraordinary Charge was attributable to unamortized issuance costs and broker fees.

Other long-term borrowings include a non-interest bearing note requiring annual payments of $444,000 through 2002. The note was discounted at an interest rate of 8.0%.

Scheduled reductions of long-term borrowings are as follows:                                 Total
                                                                                    ---------------------
                                                                                        (in thousands)
2002..............................................................................              $    460
2003..............................................................................                83,022
2004..............................................................................                25,042
2005..............................................................................                15,684
2006..............................................................................                11,711
Thereafter........................................................................               132,328
                                                                                    ---------------------
        Total long-term borrowings................................................             $ 268,247
                                                                                    =====================

NOTE 7 - EARNINGS PER SHARE

                                                           For the Three Months                  For the Nine Months
Earnings per share calculations are as follows:            Ended September 30,                   Ended September 30,
                                                         2001               2000               2001               2000
                                                   ---------------------------------------------------------------------------
                                                                     (in thousands, except per share data)
Net Income                                                 $  10,743           $  10,804         $  30,699          $  32,572

Basic earnings per share:
     Average basic shares outstanding                         25,384              26,921            25,725             27,189
                                                   ---------------------------------------------------------------------------

     Earnings per share                                      $  0.42            $   0.40           $  1.19           $   1.20
                                                   ===========================================================================

Diluted earnings per share:
     Weighted average shares outstanding                      25,384              26,885           25,725              27,153
     Net effect of the assumed purchase of stock
         under the stock option and stock purchase
         plans - based on the treasury stock
         method using average market price                       254                 199               241                230
     Contingently issuable shares                                  2                  82                 -                 82
                                                   ---------------------------------------------------------------------------
     Average diluted shares outstanding                       25,640              27,166            25,966             27,465
                                                   ===========================================================================

     Diluted Earnings per share                            $   0. 42            $   0.40             $1.18           $   1.19
                                                   ===========================================================================

NOTE 8 - RESTRUCTURING CHARGE

       The components of the 1999 restructuring charge as shown below had a balance of zero at December 31, 2000 and, therefore, there was no activity during 2001. The activity during the third quarter and year-to-date for 2000 were as follows:

                                            June 30, 2000        Third Quarter        Third Quarter       September 30, 2000
                                               Balance          Cash Payments(1)       Reversal(2)              Balance
                                          --------------------  --------------------  ------------------  -----------------------
                                                                            (in thousands)

     Compensation expense . . . . . .                   $ 231                 $ (78)               $ (9)                   $ 144
     Employee benefits . . . . . . . (3)                   17                    (6)                  -                       11
     Data processing expense . . . . (4)                  115                   (31)                (30)                      54
     Professional fees . . . . . . . (5)                   75                     -                  (5)                      70
     Other . . . . . . . . . . . . . (6)                   23                    (2)                  -                       21
                                          --------------------  --------------------  ------------------  -----------------------
     Charge before income taxes . . . .                   461                  (117)                (44)                     300
     Income taxes . . . . . . . . . . .                   183                   (46)                (18)                     119
                                          --------------------  --------------------  ------------------  -----------------------
     Charge after income taxes  . . . .                 $ 278                 $ (71)              $ (26)                   $ 181
                                          ====================  ====================  ==================  =======================

                                          December 31, 1999       Year to Date        Year to Date        September 30, 2000
                                               Balance          Cash Payments(1)       Reversal(2)              Balance
                                          --------------------  --------------------  ------------------  -----------------------
                                                                            (in thousands)
     Compensation expense  . . . . . (7)                $ 972                $ (692)             $ (136)                   $ 144
     Employee benefits . . . . . . . (3)                   83                   (30)                (42)                      11
     Data processing expense . . . . (4)                  459                  (337)                (68)                      54
     Professional fees . . . . . . . (5)                  290                  (151)                (69)                      70
     Other . . . . . . . . . . . . . (6)                   75                   (16)                (38)                      21
                                          --------------------  --------------------  ------------------  -----------------------
     Charge before income taxes . . . .                 1,879                (1,226)               (353)                     300
     Income taxes . . . . . . . . . . .                   747                  (487)               (141)                     119
                                          --------------------  --------------------  ------------------  -----------------------
      Charge after income taxes . . . .               $ 1,132                $ (739)             $ (212)                   $ 181
                                          ====================  ====================  ==================  =======================

----------------
(1) Includes items totaling $27,000 for the third quarter and $102,000 year to date related to restructuring that were expensed as incurred and were not included in the original restructuring charge.
(2) Reversal of items included in the original charge that are no longer expected to be paid.
(3) Social security and medicare taxes on severance and incentives, and relocation expenses.
(4) Amounts represent costs to convert data processing records of nine separate banks into one.
(5) Amounts represent legal fees for regulatory filings and advice as well as consulting fees for process review, systems redesign and implementation.
(6) Amounts include outplacement services for terminated employees and customer notifications.
(7) Staff reductions totaling 187 employees are planned. Through September 30, 2000, 85 employees had been terminated and paid severance benefits. An additional 91 employees had transferred to other open positions due to attrition, or had voluntarily left the Company prior to the time severance benefits became payable. As of September 30, 2000, 11 employees remained to be severed. All were severed as of December 31, 2000.

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

For the three months ended September 30, 2001                 ---------- Operating Segments --------
                                                                         Trust and Asset    Mortgage    Eliminations
                                                               Banking      Management      Banking       And Other    Consolidated
                                                           ------------------------------------------------------------------------
                                                                                      (dollars in thousands)
Net interest income.......................................    $ 29,169       $    42        $ 1,242       $   (561)      $ 29,892
Non-interest income.......................................      11,575         7,194          1,279         (1,243)        18,805
                                                           ------------------------------------------------------------------------
     Total Revenue........................................      40,744         7,236          2,521         (1,804)        48,697
Provision for loan and lease losses.......................       4,656             -              -              -          4,656
Depreciation and amortization.............................       1,715           286              8             30          2,039
Other non-interest expense................................      19,663         5,283          2,167            594         27,707
                                                           ------------------------------------------------------------------------
     Pretax earnings......................................      14,710         1,667            346         (2,428)        14,295
Income taxes..............................................       3,626           768            138           (980)         3,552
                                                           ------------------------------------------------------------------------
     Earnings.............................................    $ 11,084       $   899        $   208       $ (1,448)      $ 10,743
     Extinguishment of debt (net of tax)..................           -             -              -           (204)          (204)
                                                           ------------------------------------------------------------------------
     Earnings before extinguishment of debt...............    $ 11,084       $   899        $   208       $ (1,244)      $ 10,947
                                                           ========================================================================

Segment profit percentage.................................        90.9%          7.4%           1.7%            N/M         100.0%
                                                           ========================================================================

For the three months ended September 30, 2000

Net interest income.......................................    $ 30,662          $ 78          $ 625         $ (411)      $ 30,954
Non-interest income.......................................       7,385         7,930          1,446         (1,044)        15,717
                                                           ------------------------------------------------------------------------
     Total Revenue........................................      38,047         8,008          2,071         (1,455)        46,671
Provision for loan and lease losses.......................       2,640             -              -              -          2,640
Depreciation and amortization.............................       1,935           266             22             53          2,276
Other non-interest expense................................      20,014         5,169          1,363            185         26,731
                                                           ------------------------------------------------------------------------
     Pretax earnings......................................      13,458         2,573            686         (1,693)        15,024
Income taxes..............................................       3,455         1,106            273           (614)         4,220
                                                           ------------------------------------------------------------------------
     Earnings.............................................    $ 10,003       $ 1,467          $ 413       $ (1,079)      $ 10,804
                                                           ========================================================================

Segment profit percentage.................................        84.2%         12.3%           3.5%            N/M         100.0%
                                                           ========================================================================

For the nine months ended September 30, 2001               ----------- Operating Segments -----------
                                                                         Trust and Asset    Mortgage    Eliminations
                                                               Banking      Management      Banking       And Other    Consolidated
                                                           ------------------------------------------------------------------------
                                                                                      (dollars in thousands)
Net interest income.......................................    $ 86,726         $ 168        $ 3,068       $ (1,609)      $ 88,353
Non-interest income.......................................      35,330        21,632          5,289         (4,325)        57,926
                                                           ------------------------------------------------------------------------
     Total Revenue........................................     122,056        21,800          8,357         (5,934)       146,279
Provision for loan and lease losses.......................      14,369             -              -              -         14,369
Depreciation and amortization.............................       5,425           894             32            161          6,512
Other non-interest expense................................      61,535        15,940          6,280            668         84,423
                                                           ------------------------------------------------------------------------
     Pretax earnings......................................      40,727         4,966          2,045         (6,763)        40,975
Income taxes..............................................       9,846         2,240            815         (2,625)        10,276
                                                           ------------------------------------------------------------------------
     Earnings.............................................    $ 30,881       $ 2,726        $ 1,230       $ (4,138)      $ 30,699
     Cumulative effect of accounting change (net of tax)..         209             -             16              -            225
     Extinguishment of debt (net of tax)..................           -             -              -           (204)          (204)
                                                           ------------------------------------------------------------------------
     Earnings before accounting change and extinguishment
     of debt..............................................    $ 30,672       $ 2,726        $ 1,214       $ (3,934)      $ 30,678
                                                           ========================================================================

Segment profit percentage.................................        88.7%          7.8%           3.5%            N/M         100.0%
                                                           ========================================================================

 Assets................................................... $ 4,001,171      $ 20,395       $ 42,636      $ (29,156)   $ 4,035,046
                                                           ========================================================================

For the nine months ended September 30, 2000

Net interest income.......................................    $ 95,238         $ 270        $ 1,647       $ (1,214)      $ 95,941
Non-interest income.......................................      20,379        24,117          4,164         (3,750)        44,910
                                                           ------------------------------------------------------------------------
     Total Revenue                                             115,617        24,387          5,811         (4,964)       140,851
Provision for loan and lease losses.......................       7,370             -              -              -          7,370
Depreciation and amortization.............................       5,918           783             69            161          6,931
Other non-interest expense................................      60,190        15,983          3,946          1,135         81,254
                                                           ------------------------------------------------------------------------
     Pretax earnings                                            42,139         7,621          1,796         (6,260)        45,296
Income taxes..............................................      11,055         3,286            711         (2,328)        12,724
                                                           ------------------------------------------------------------------------
     Earnings.............................................    $ 31,084       $ 4,335        $ 1,085       $ (3,932)      $ 32,572
                                                           ========================================================================

Segment profit percentage.................................        85.1%         11.9%           3.0%            N/M         100.0%
                                                           ========================================================================

 Assets................................................... $ 4,266,114      $ 19,625       $ 23,039       $ (7,061)   $ 4,301,717
                                                           ========================================================================

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

The Company uses derivative instruments to help manage its exposure to interest rate risk by modifying the existing interest rate risk characteristics of on-balance sheet assets and liabilities. The derivatives utilized as part of the asset/liability management program are predominantly comprised of interest rate swap and collar contracts. Most of these instruments are designed to hedge exposure to floating rate liabilities where the Company is exposed to interest rate risk. In addition, caps are also used to hedge exposure to increasing costs of floating rate liabilities, and interest rate floors are used to manage the exposure to falling interest rates of the originated mortgage servicing rights intangible asset. Also considered derivatives under SFAS No. 133 are 1-4 family residential loan (Mortgage Loans) commitments and forward Mortgage Loan sales to the secondary market (collectively "Mortgage Loan Derivatives"). The Company also has a deposit product whose interest rate is tied to the S & P index. The longest-term derivative that the Company has used to hedge its interest rate exposure expires in September of 2004.

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

The Income Statement for the three months ended September 30, 2001 included the following derivative related activity in other non-interest income: $41,000 loss due to the decrease in the Time Value component of the market value of cash flow hedges, $47,000 loss related to the ineffective portion of the cash flow hedges, $204,000 income related to Mortgage Loan Derivatives, and $4,000 income related to the S & P 500 embedded derivative. These items, net of taxes of $47,000, total $73,000 in income recorded for the quarter ended September 30, 2001.

In addition to the transition adjustment, the Income Statement for the nine months ended September 30, 2001 included the following derivative related activity in other non-interest income: $327,000 loss due to the decrease in the Time Value component of the market value of cash flow hedges, $9,000 loss related to the ineffective portion of the cash flow hedges, $164,000 income related to Mortgage Loan Derivatives, and $8,000 income related to the S & P 500 embedded derivative. These items, net of taxes of $64,000, total a $100,000 loss recorded for the nine months ended September 30, 2001.

Reclassification from OCI to the Income Statement occurs each period as continuing cash flow payments bring the Intrinsic Value component of the market value of each cash flow hedge closer to zero. Reclassifications may also occur, as yield adjustments in the same period the hedged items affect earnings, in the event cash flow hedges no longer meet the requirements to qualify for hedge accounting. Of the net derivative losses included in OCI as of the January 1, 2001 transition date, $3.4 million pre-tax is expected to be reclassified to the Income Statement as additional interest expense during the twelve months ended December 31, 2001, mostly through the normal postings of cash receipts and cash payments related to the derivatives and the hedged items.

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

During the second quarter of 2001, the Company made a settlement offer to Plaintiff's counsel. The Company recorded an accrual reflecting the amount offered. There were no other developments during the quarter. Subsequent to the end of the second quarter of 2001, the Company was notified of several developments. First, the federal district court ordered the case to be sent to the federal bankruptcy court to determine if it wants to pursue this case as an asset of one of the plaintiffs who previously filed for bankruptcy relief and to remand the case back to state court if the federal bankruptcy court did not keep jurisdiction. The Company filed a motion to reconsider this order as the federal district court failed to address the issue of diversity of the parties. Second, plaintiffs' attorneys have rejected the Company's settlement offer. In addition, they have notified the Company's counsel that they have identified 17 more individuals with potential claims similar to those of the named Plaintiffs'. No suits have yet been filed on their behalf. Company's counsel is currently investigating these allegations and analyzing whether new suits may be barred by the Mississippi statute of limitations. Plaintiff's counsel has made a counter offer to settle the suits. The Company is reviewing with counsel its response to the offer.

Although the ultimate disposition of the cases cannot be predicted with certainty, based on information currently available, the Company believes that the plaintiffs' damage claims are disproportionate and that the final outcome of the cases will not have a material adverse effect on the Company's consolidated financial condition, though it could have a material adverse affect on the Company's consolidated results of operations in a given year. The Company has not adjusted its accrual for payment of the damages in these cases because, in management's opinion, an unfavorable outcome in this litigation beyond the accrual is not probable.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operation

Management's discussion and analysis focuses on the significant factors which affected AMCORE Financial, Inc. and subsidiaries ("AMCORE") Consolidated Balance Sheet as of September 30, 2001 as compared to December 31, 2000 and the results of operations for the three and nine months ended September 30, 2001 as compared to the same periods in 2000. This discussion is intended to be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

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

                             OVERVIEW OF OPERATIONS

AMCORE (or the "Company") reported net income of $10.7 million for the three months ended September 30, 2001, a decrease of $61,000 or 0.6% from the $10.8 million reported for the comparable period in 2000. Net income for the nine months ended September 30, 2001 was $30.7 million, a decrease of $1.9 million or 5.8% from the $32.6 million reported in 2000.

Diluted earnings per share were $0.42, a new record, and $1.18 for the three and nine months ended September 30, 2001, respectively, compared to $0.40 and $1.19 for the same periods in 2000. Year-to-date this represents a 0.8% decrease in earnings per share compared to the 5.8% decrease on a dollar basis, and reflects a 1.5 million decrease in average diluted shares outstanding attributable to AMCORE's previously announced stock repurchase programs.

AMCORE's annualized return on average equity for the third quarter and year-to-date for 2001 was 13.79% and 13.10%, respectively. Annualized return on average equity for the comparable periods in

2000 was 14.72% and 15.18%. The annualized return on average assets for the third quarter of 2001 was 1.10% compared to 0.99% for the same period in 2000. For the first nine months of 2001 and 2000, the annualized return on average assets was 1.01% and 1.00%, respectively.

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

On October 11, 2000, AMCORE announced that it was considering the sale of ten Illinois branches (the "Branch Sales") as part of its strategic objective to invest in and reallocate capital to higher growth Midwestern markets. The branches included Aledo, Gridley, Mendota, Freeport, Mount Morris, Oregon, Ashton, Rochelle, Wyanet and Sheffield. AMCORE has since concluded that Mendota, Oregon and Freeport no longer fit in its contemplated divestiture program and are no longer being considered for sale. During the second quarter of 2001, six of the seven branches were sold resulting in $5.2 million in after-tax gains, net of associated costs (the "Branch Gains"). The seventh branch in Gridley was sold August 17, 2001 with a net after-tax gain of $1.1 million. For the seven branches sold, $65.1 million in loans, $170.8 million in deposits and $1.2 million in premises and equipment were transferred to the respective buyers.

During the second quarter of 2001, in furtherance of the Company's strategic objective to invest in and reallocate capital to higher growth Midwestern markets, its bank subsidiary (the "BANK") opened two branches along the I-90 growth corridor - the Perryville branch on Rockford's fast growing east side and an office in Geneva, IL, an affluent suburb in Kane County (the "Branch Expansion"). In addition, three additional branches are planned for 2002. One site is in St. Charles, IL located between the Geneva and Elgin markets, one site in McHenry, IL, and one site is in the Madison, WI. All sites are in strong markets where AMCORE has existing name recognition. The sites in Kane and McHenry counties are expected to add significantly to the BANK's presence in the Fox River Valley and strategically position it along I-90 in the western Chicago suburbs. The site in Madison is planned for a very visible site along the beltway.

During the second quarter of 2001, AMCORE recognized $1.4 million in net after-tax security losses related to investment portfolio restructuring (the "Security Portfolio Restructuring") designed to reduce interest rate risk. The restructuring plan focused on mortgage-related securities having a higher degree of interest rate risk associated with changes in prepayment speeds and on securities with low yields and/or longer durations. The restructuring is intended to improve the stability and quality of future earnings especially in periods of rising interest rates.

During the second quarter of 2001, AMCORE announced business changes designed to better integrate banking and asset management services to its customers. To better support these structural changes, AMCORE streamlined its management team resulting in the departure of certain senior managers. Severance charges related to these structural changes were $464,000, after-tax (the "Severance Charge").

On April 23, 2001, AMCORE announced a stock repurchase program for up to five percent of its common stock or 1.29 million shares. As of January 1, 2001, AMCORE also had 338,000 shares remaining from the Company's August 8, 2000 stock repurchase authorization. Shares repurchased pursuant to these authorizations will become treasury shares and will be used for general corporate purposes, including the issuance of shares in connection with AMCORE's stock option plan and other employee benefit plans. As of September 30, 2001, 495,000 shares remained to be repurchased pursuant to the April 23, 2001 authorization, while all authorized shares had been repurchased related to the August 8, 2000 authorization. For the nine month period ended September 30, 2001, the Company repurchased 1.4 million shares at an average price of $21.20.

During the third quarter of 2001, AMCORE retired, at par, $15.0 million in capital trust preferred securities with the coupon rate of 9.35 percent. This early extinguishment of long-term borrowings (the "Debt Extinguishment") resulted in an after-tax extraordinary charge of $204,000, or $0.01 per diluted share (the "Extraordinary Charge"). The Extraordinary Charge was attributable to unamortized issuance costs and broker fees.

Net income, excluding the Accounting Change, the Branch Gains, the Security Portfolio Restructuring, the Severance Charge, and the Extraordinary Charge was $26.1 million or $1.00 per diluted share for the first nine months of 2001. Net income for the first nine months of 2000, excluding a $151,000 net after-tax reversal of excess restructuring-related charges (the "Restructuring Reversal), was $32.4 million or $1.18 per diluted share. This was a $6.4 million decline, when comparing the two periods, or $0.18 per diluted share. Lower net interest income, increased provisions for loan and lease losses, lower trust and asset management income and increased operating expenses were the primary factors leading to the decline. Increases in deposit service charges, mortgage revenues and cash surrender values (CSV) of bank owned life insurance (BOLI), as well as a decrease in income taxes partially offset these declines. Net income, excluding the items noted above, is expected to range between $1.40 to $1.45 per diluted share for the full year.


                EARNINGS REVIEW OF CONSOLIDATED INCOME STATEMENT

The following highlights a comparative discussion of the major components of net income and their impact for the three and nine months ended September 30, 2001 and 2000.

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

                                                        For the Three Months              For the Nine Months
                                                         Ended September 30,              Ended September 30,
                                                        2001            2000             2001             2000
                                                   ==================================================================
                                                                            (in thousands)
Interest Income Book Basis                                $68,368          $81,448         $216,101         $241,203
FTE Adjustment                                              1,988            2,227            6,203            6,763
                                                   ------------------------------------------------------------------

Interest Income FTE Basis                                  70,356           83,675          222,304          247,966
Interest Expense                                           38,476           50,494          127,748          145,262
                                                   ------------------------------------------------------------------

Net Interest Income FTE Basis                             $31,880          $33,181          $94,556         $102,704
                                                   ================================-=================================

Net interest income on an FTE basis declined $1.3 million or 3.9% during the third quarter of 2001 over the same period in 2000. Average earning assets declined $422.5 million or 10.4%, as the Company focused on interest-rate risk reduction and liquidity driven strategies that included the sale of indirect auto loans (the "Auto Loan Sales"), the continued reduction/restructuring of its investment portfolio and reduced exposures to 1-4 family residential real estate loans via securitizations and refinancings. Loans sold in the Branch Sales also contributed to the decline. Yields on average earning assets declined 52 basis points. The net impact was a $13.3 million or 15.9% decrease in interest income on an FTE basis.

Rates paid on interest-bearing liabilities declined 84 basis points on average quarter-to-quarter. Over this same period, average balances of interest-bearing liabilities declined $377.2 million, as the Company continued to decrease its dependence on high-cost funding sources. The net impact was a $12.0 million or 23.8% decrease in interest expense.

The net interest spread is the difference between the average rates on interest-earning assets and the average rates on interest-bearing liabilities. The interest rate margin represents annualized net interest income divided by average earning assets. These ratios can be used to analyze net interest income. Since a significant portion of the Company's funding is derived from interest-free sources, primarily demand deposits and stockholders' equity, the effective rate paid for all funding sources is lower than the rate paid on interest-bearing liabilities alone.

As Table 1 indicates, the interest rate spread increased 32 basis points to 2.96% in the third quarter of 2001 when compared to 2.64% during the same period in 2000. Net interest margin increased 23 basis points to 3.49% in the third quarter of 2001, compared to 3.26% for the same period a year ago.

As Table 2 indicates, the interest rate spread increased 4 basis points to 2.77% for the first nine months of 2001 when compared to 2.73% during the same period in 2000. Net interest margin increased 1 basis point to 3.35% for the first nine months of 2001, compared to 3.34% for the same period a year ago.

The level of net interest income is the result of the relationship between the total volume and mix of interest-earning assets and the rates earned and the total volume and mix of interest-bearing liabilities and the rates paid. The rate and volume components associated with interest-earning assets and interest-bearing liabilities can be segregated to analyze the quarter-to-quarter changes in net interest income. Changes due to both rate and volume variances have been allocated between changes due to average volume and changes due to average rate based on the absolute value of each to the total change of both categories. Because of changes in the mix of the components of interest-earning assets and interest-bearing liabilities, the computations for each of the components do not equal the calculation for interest-earning assets as a total and interest-bearing liabilities as a total. Tables 3 and 4 analyze the changes attributable to the rate and volume components of net interest income for the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000.

Changes Due to Volume

In the third quarter of 2001, net interest income declined due to average volume by $3.4 million, when compared with the third quarter of 2000. This was comprised of a $8.3 million decline in interest income that was partially offset by a $4.9 million decrease in interest expense.

The $8.3 million decline in interest income was driven by a $260.3 million or 9.5% decline in average loans and a $166.7 million or 13.2% decrease in average investment securities. The decrease in average loans was led by a decrease of $163.3 million in 1-4 family real estate loans due to higher prepayments, refinancing and securitization. Commercial loan volume decreased $50.1 million due to stricter pricing policies, tighter credit standards and a slowdown in the economy. Consumer loans declined $42.3 million, on average, as a result of the Auto Loan Sales. These decreases included the transfer of $57.6 million in average loans in the Branch Sales. The decline in average investment securities was the result of AMCORE's continuing strategy to reduce and restructure its investment portfolio as well as prepayments driven by falling interest rates. Planned reductions have primarily focused on mortgage-related securities having a higher degree of interest rate risk associated with changing prepayment speeds. The strategy has also focused on reducing certain securities with low yields and/or longer durations.

The decline in average earning assets, quarter-to-quarter, led to a $377.2 million or 10.4% decrease in average interest-bearing liabilities and the resulting $4.9 million volume related reduction in interest expense. This was largely attributable to a $258.7 million average reduction in wholesale funding, including brokered deposits, since the third quarter of 2000. This was a deliberate strategy aimed at reducing the Company's reliance on these higher-cost funding sources, which included the Debt Extinguishment, and to reduce interest rate risk. Average interest-bearing deposits, excluding brokered deposits, declined $98.4 million over this same period. Excluding an average reduction of $160.8 million associated with the Branch Sales, average interest-bearing deposits increased $62.4 million, reflecting AMCORE's primary strategic initiative of expanding core deposits. Since the end of the third quarter of 2000, core deposits have increased $95.2 million or 4.2%, excluding the Branch Sales.

For the first nine months of 2001, net interest income declined due to average volume by $8.8 million, when compared with the same period in 2000. This was comprised of a $20.1 million decline in interest income that was partially offset by a $11.3 million decrease in interest expense. Average loans over this period declined $229.0 million or 8.3%, while average securities decreased $132.8 million or 10.2%. This led to a decline in average interest-bearing liabilities of $286.1 million or 7.9%.

Changes Due to Rate

In the third quarter of 2001, net interest income increased due to average rates by $2.1 million, when compared with the third quarter of 2000. This was comprised of a $5.0 million decline in interest income that was more than offset by a $7.1 million decrease in interest expense.

The yield on earning assets declined 52 basis points during the third quarter of 2001, compared to the same period in 2000. The yield on average loans decreased 62 basis points and was primarily driven by commercial loans. The yield on average investment securities decreased by 31 basis points, the result of declining interest rates and the disposal of high-risk securities in the Security Portfolio Restructuring.

The rate paid on interest bearing liabilities decreased 84 basis points during the third quarter of 2001, compared to the third quarter of 2000. This was primarily due to decreased rates on AMDEX money market accounts and on repurchase agreements. The AMDEX accounts reprice monthly off the three-month Treasury bill discount rate, and have benefited from the decline in short-term interest rates. Repurchase agreements are short-term financings that have renewed at lower rates due to the decline in short-term interest rates.

For the first nine months of 2001, net interest income increased due to average rates by $650,000, when compared with the same period in 2000. This was comprised of a $5.5 million decline in interest income, that was more than offset by a $6.2 million decrease in interest expense. The yield on earning assets declined 19 basis points, while average rates paid on interest bearing liabilities decreased by 23 basis points.

The current and projected interest rate environment, significant reductions in wholesale funding, the sale of lower margin assets in the Branch Sales, a new free-checking product and the near-term maturity/repricing of higher-rate certificates of deposit (CDs) are expected to result in a lower cost of funds and improving margins throughout 2001 and into early 2002. Higher cost wholesale funding has decreased $258.7 million on average since the third quarter of 2000 while NOW (i.e., checking) accounts have increased $51.0 million, on average, over the same period. In addition, average rates paid on regular CDs have declined 35 basis points quarter-to-quarter. As a result of the foregoing, continuing declines in rates paid as deposits and borrowings reprice and the launch of a new core deposit gathering initiative, the Company expects net interest margin to approach 3.60% to 3.65% by the end of the year with full year margins in the range of 3.35% to 3.40%.

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

The provision for loan and lease losses was $4.7 million in the third quarter of 2001, an increase of $2.0 million over the $2.7 million recorded in the same period a year ago. For the first nine months of 2001, the provision for loan and lease losses was $14.4 million, an increase of $7.0 million over the $7.4 million recorded during the same time period a year ago. Increases in non-performing loans, net charge-offs and delinquencies compared to the third quarter of 2000, coupled with concerns over the economy's impact, particularly in light of the unprecedented events on and subsequent to September 11, contributed to the increased provisions. Future growth in the loan portfolio, further weakening in economic conditions or specific credit deterioration, among other things, could result in provisions for loan and lease losses for the remainder of 2001 higher than those in the comparable period of 2000.

AMCORE recorded net charge-offs of $3.4 million during the third quarter compared to $3.2 million for the same period of 2000. Annualized net charge-offs increased to 54 basis points of average loans in the third quarter of 2001 compared to 46 basis points in the same period in 2000.

The allowance for loan and lease losses as a percent of total loans was 1.37% and 1.08% at September 30, 2001 and 2000, respectively. The higher level of the allowance for loan and lease losses, as a percent of total loans, reflects the factors listed above.

Non-Interest Income

Total non-interest income is comprised primarily of fee-based revenues from mortgage, trust, brokerage, asset management and insurance services. Fees from bank-related services, mainly on deposits and electronic banking, along with net security gains or losses, gains from loan sales and increases in CSV of BOLI are also included in this category. Non-interest income, excluding net security gains and losses, increased $2.8 million in the third quarter of 2001 compared to the third quarter of 2000, primarily as a result of the Branch Gain. Excluding the Branch Gain, which was $1.8 million on a pre-tax basis, non-interest income increased $1.0 million, or 6.5%. The improvement was attributable to increased service charges on deposits, gain from cash received on the merger of an ATM service provider and increased net CSV on BOLI.

Trust and asset management income, the largest source of fee based revenues, totaled $6.7 million in the third quarter of 2001, a decline of $754,000 or 10.1% from $7.5 million in the third quarter of 2000. The overall decline in the stock market during the third quarter of 2001, compared to the third quarter of 2000, impacted equity values upon which fees are partially based. This, along with several larger lost employee benefit accounts, were the primary factors leading to the decline in trust and asset management revenues. The impact was lessened, however, because of the composition of the Company's asset management mix, which is divided among equity, fixed income and money market investments. Therefore, when one sector is experiencing pressure, as the equity markets have been recently, other sectors can lessen the impact. Thus, while the S&P 500 and the NASDAQ indices were down nearly 28% and 59%, respectively, from September 30, 2000 to September 30, 2001, favorable outcomes in the fixed income market helped the Company to limit the decrease in trust and asset management revenue to 10.1%. As of September 30, 2001, assets under management totaled $4.0 billion, including $1.1 billion in the AMCORE family of Vintage Mutual Funds. Total assets under administration, which include managed and custodial assets, totaled $4.6 billion. In addition to overall market performance, trust and asset management revenues are dependent upon plan terminations, corporate profit sharing contributions, specific investment performance and other economic factors.

Service charges on deposits totaled $4.0 million in the third quarter of 2001, an increase of $1.0 million or 34.7% from the $2.9 million in the third quarter of 2000. Non-sufficient funds, stop payment and return check fees, primarily personal accounts, and increased commercial account maintenance fees contributed to the increase over the third quarter of 2000. Lower short-term interest rates have reduced the value of balances maintained to compensate the bank for deposit services and this has resulted in higher fees collected for account maintenance.

Mortgage revenues include fees generated from underwriting, originating and servicing of mortgage loans, along with gains realized from the sale of these loans, net of servicing rights amortization and impairment. A declining interest rate environment during the third quarter of 2001, compared to the same quarter in 2000, resulted in increased volumes quarter-over-quarter. Third quarter 2001 volume was $118 million, principally refinancings, up from $52 million in the third quarter of 2000. Third quarter 2001 mortgage revenues, excluding a $906,000 servicing right impairment charge, were $1.8 million. This represented a $338,000 or 23.1% increase from $1.5 million in the third quarter of 2000. The servicing right impairment charge was attributable to increasing pre-payment speeds driven by declining interest rates.

Strong name recognition and scalable processing systems should enable AMCORE to efficiently capture additional refinancing and origination volume that is expected to remain strong through year end, as a result of the current interest rate environment. As of September 30, 2001, AMCORE had $7.9 million of capitalized mortgage servicing rights, net of a $1.1 million impairment reserve. The portfolio of loans serviced for third-party investors was $925.8 million.

BOLI income totaled $1.5 million in the third quarter of 2001, compared to $639,000 in the third quarter of 2000, reflecting an increase in average investment of $50.1 million. AMCORE uses BOLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans and other employee benefit programs.

Other non-interest income, which includes customer service charges, credit card and merchant fees, brokerage commissions, insurance commissions and other miscellaneous income, was $3.6 million for the third quarter of 2001, a $453,000 or 14.4% increase from the third quarter 2000. The increase was primarily attributable to a $1.0 million gain from cash received on the merger of an ATM service provider in the third quarter of 2001, that was partially offset by a $697,000 gain on Auto Loan Sales that occurred during the third quarter of 2000.

Net security gains were $309,000 for the third quarter of 2001 compared to a gain of $39,000 in the same period in 2000. The level of security gains or losses are typically dependent on the size of the available for sale portfolio, interest rate levels, AMCORE's liquidity needs, and balance sheet risk objectives.

Operating Expenses

Total operating expense was $29.4 million in the third quarter of 2001, an increase of $405,000 or 1.4% from $29.0 million in the third quarter of 2000. The increase was primarily due to increased loan processing and collection expenses.

The efficiency ratio, adjusted to exclude the Branch Gains, was 60.3% in the third quarter of 2001 compared to 59.1% in the third quarter of 2000. This reflects higher expenses while net revenues remained essentially flat quarter-to-quarter.

Personnel costs, which include compensation expense and employee benefits, are the largest component of operating expenses. Personnel costs were flat at $16.8 million for each of the third quarters of 2001 and 2000. Annual merit, cost-of living increases and staff additions for the Branch Expansion were offset by lower personnel costs attributable to completion of AMCORE's Customer Focused Organizational restructuring and the Branch Sales.

Net occupancy expense was $1.8 million in the third quarter of 2001, a decrease of $125,000 or 6.4% from the third quarter of 2000, which includes the impact of the Branch Sales net of the Branch Expansion.

Equipment expense decreased $170,000 or 8.6% to $1.8 million in the third quarter of 2001, compared to $2.0 million for the same period in 2000. This was primarily the result of lower depreciation expense on data processing equipment.

Data processing expenses include expenses related to core bank data processing, trust and other external processing systems. This category increased $88,000 or 6.2% to $1.5 million in the third quarter of 2001 compared to $1.4 million for the same quarter in 2000.

Professional fees decreased $186,000 or 20.3% from the third quarter of 2000, primarily due to lower legal fees.

Advertising and business development expenses were $1.0 million in the third quarter of 2001, an increase of $158,000 or 18.3% from $863,000 in the third quarter of 2000. The increase is primarily related to a free-checking promotion.

Intangibles amortization and communication expense both posted modest declines in the third quarter of 2001 compared to the third quarter of 2000 of $19,000, or 3.6%, and $22,000, or 2.3%, respectively.

Other expenses were $4.2 million in third quarter of 2001, an increase of $634,000 or 17.7%, from the third quarter of 2000. The increase is primarily related to higher loan processing and collection expenses attributable to heightened mortgage origination and refinancing volumes and increased charitable contributions expense.

Income Taxes

Income tax expense totaled $3.7 million in the third quarter of 2001, compared with $4.2 million in the third quarter of 2000, a decrease of $538,000 or 12.7%. The decrease is mainly the result of lower earnings before tax and increased CSV of BOLI that is not subject to tax. The effective tax rate for the third quarter of 2001 was 25.2% compared to 28.1% for the same period in 2000.

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

The Banking segment's profit for the third quarter of 2001 was $11.1 million, an increase of $1.1 million or 10.8% from the same period in 2000. Declining net interest income and increased provisions for loan and lease losses were largely offset by increased non-interest income, lower operating expenses and lower income tax expense.

Net interest income declined by $1.5, or 4.9%, in the third quarter of 2001 compared to the same period in 2000. The decrease was primarily driven by declines in average loans and average investment securities of 9.5% and 13.2%, respectively, that were only partially offset by a 10.4% decrease in average interest-bearing liabilities. Rates paid on interest-bearing liabilities decreased 84 basis points, more than offsetting declines in yields on loans and securities of 62 and 31 basis points, respectively, on average quarter-to-quarter. Overall, net interest margin was up 23 basis points to 3.49% in the third quarter of 2001, compared to 3.26% in the third quarter of 2000. Net interest margin has improved by 35 basis points since the fourth quarter of 2000.

Non-interest income increased by $4.2 million, quarter-to-quarter. Excluding the Branch Gain, non-interest income increased $2.4 million or 32.3%. The increase is primarily the result of a gain from cash received on the merger of an ATM service provider, higher service charges on deposits and increased CSV on BOLI. These were partially offset by gains on Auto Loan Sales that occurred during the second quarter of 2000.

The provision for loan and lease losses was $4.7 million in the third quarter of 2001 versus $2.6 million in the same period a year ago. Increases in non-performing loans, net charge-offs and delinquencies compared to the third quarter of 2000, coupled with concerns over the economy's impact, particularly in light of the unprecedented events on and subsequent to September 11, contributed to the increased provisions. Future growth in the loan portfolio, further weakening in economic conditions or specific credit deterioration, among other things, could result in provisions for loan and lease losses for the remainder of 2001 higher than those in the comparable period in 2000.

Operating expenses declined $571,000. This was primarily attributable to lower personnel costs resulting from completion of AMCORE's Customer Focused Organizational restructuring and the Branch Sales, net of annual merit, cost-of living increases and staff additions for the Branch Expansion.

Income taxes increased as a result of higher segment earnings before tax. The increase was partially offset by tax benefits associated with increased CSV of BOLI that are not subject to tax.

The Banking segment represented 90.9% and 84.2% of total segment profit in the third quarter of 2001 and 2000, respectively. The Banking segment represented 88.7% and 85.1% of total segment profit before the Accounting Change for the first nine months of 2001 and 2000, respectively.

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

The Trust and Asset Management segment's profit for the third quarter of 2001 was $899,000, a decline of $568,000 or 38.7% from the same period in 2000. Declining revenues and increased operating expenses were partially offset by lower income tax expense.

Trust and Asset Management segment revenues, including net interest income, declined $772,000 or 9.6% in the third quarter of 2001, compared to the same period in 2000. The overall decline in the stock market during the third quarter of 2001, compared to the third quarter of 2000, impacted equity values upon which fees are partially based. This, along with the loss of several larger employee benefit accounts, were the primary factors leading to the decline in trust and asset management revenues. Despite poor market conditions and a slowing economy, brokerage commissions posted a modest improvement quarter-to-quarter.

Operating expenses increased $134,000 or 2.5%, primarily due to higher personnel costs.

Income taxes were lower as a result of lower segment earnings before taxes.

As of September 30, 2001, assets under management totaled $4.0 billion, including $1.1 billion in the AMCORE family of Vintage Mutual Funds. Total assets under administration, which include managed and custodial assets, totaled $4.6 billion.

The Trust and Asset Management segment represented 7.4% and 12.3% of total segment profit in the third quarter of 2001 and 2000, respectively. The Trust and Asset Management segment represented 7.8% and 11.9% of total segment profit before the Accounting Change for the first nine months of 2001 and 2000, respectively.

Mortgage Banking Segment

The Mortgage Banking segment provides a variety of mortgage lending products to meet its customer needs. It sells these loans to the BANK and the secondary market and continues to service most of the loans sold.

The Mortgage Banking segment's profit for the third quarter of 2001 was $208,000, a decrease of $205,000 or 49.6% from the same period in 2000. Excluding a $906,000 servicing right impairment charge, segment profits increased $701,000, or 169.7%, as declining interest rates during the third quarter of 2001, compared to the same quarter in 2000, resulted in increased volumes quarter-over-quarter.

Combined, Mortgage Banking segment revenues and net interest income for the third quarter of 2001 were up $738,000 or 21.7% over the same period a year ago. Excluding the $906,000 servicing right impairment charge, the increase was $1.6 million or 79.4%. The servicing right impairment charge was attributable to increasing pre-payment speeds resulting from declining interest rates. Third quarter 2001 volume of $118 million, driven by strong refinancing, was up from $52 million in the third quarter of 2000.

The increase in volume caused a corresponding increase in production related personnel, loan processing and BANK commission expenses. These factors contributed to a $789,000 increase in operating expenses.

Income taxes were lower as a result of decreased segment earnings after the impairment charge, but before taxes.

The Mortgage Banking segment represented 1.7% and 3.5% of total segment profit in the third quarter of 2001 and 2000, respectively. The Mortgage Banking segment represented 3.5% and 3.0% of total segment profit before the Accounting Change for the first nine months of 2001 and 2000, respectively.


                              BALANCE SHEET REVIEW

Total assets were $4.0 billion at September 30, 2001, a decrease of $209.1 million or 4.9% from December 31, 2000. Total liabilities declined $213.7 million over the same period, while stockholders' equity increased $4.7 million.

Total earning assets, including BOLI, decreased $208.3 million from December 31, 2000. Non-earning assets decreased $743,000 over the same period. The decrease in earning assets was primarily related to a $143.4 million decline in loans, a $81.5 million decline in total securities, a $34.5 million decline in federal funds sold and a $16.3 million decline in interest earning deposits in banks. The decline in loans were mainly attributable to decreases in 1-4 family real estate loans due to higher prepayments and refinancings and loans sold in the Branch Sales. The decline in average investment securities was the result of AMCORE's continuing strategy to reduce and restructure its investment portfolio as well as prepayments driven by falling interest rates, partially offset by increases in fair value that move inversely to interest rates. These declines were partially offset by a $43.9 million increase in BOLI and a $23.4 million increase in loans held for sale. The increase in loans held for sale was primarily related to mortgage loans, as declining interest rates led to increased refinancing volumes.

Total deposits declined $242.2 million from December 31, 2000, of which $169.5 million were non-core brokered CDs and $170.8 million were assumed by the purchasers in the Branch Sales. Excluding these two items, total deposits increased $98.1 million. Short-term borrowings increased $24.1 million over the same period, while long-term borrowings increased $2.4 million. The $15.0 million Debt Extinguishment was replaced with lower cost Federal Home Loan Bank borrowings

The stockholders' equity increase related to $18.4 million of the first nine months of 2001 earnings in excess of dividends paid, plus $10.1 million in other comprehensive income associated with improving fair values of the investment portfolio net of derivative mark-to-market adjustments. These were partially offset by $22.7 million net increase in treasury stock balance related to the acquisition of treasury shares in connection with AMCORE's announced share repurchase program reduced by reissuances pursuant to employee and director benefit plans.


                              ASSET QUALITY REVIEW

Allowance for Loan and Lease Losses

Management determined that the appropriate level of the allowance amounted to $34.1 million at September 30, 2001, compared to $29.2 million at December 31, 2000, an increase of $5.0 million or 17.1%. Since the allowance for loan and lease losses is based on estimates that are subject to revisions as more information becomes available, actual losses may vary from the current estimates. Management makes an ongoing evaluation as to the adequacy of the allowance for loan and lease losses on at least a quarterly basis. As adjustments in the allowance become necessary, they are recorded in the earnings of that period and serve as a self-correcting mechanism in reducing differences in allocations and observed losses.

As of September 30, 2001, the allowance for loan losses as a percent of total loans and of non-performing loans was 1.37% and 129%, respectively. These compare to the same ratios at September 30, 2000 of 1.08% and 119%. Net charge-offs were $3.4 million in the third quarter of 2001 compared to $3.2 million in the same period in 2000. Charge-offs for the third quarter of 2001 and 2000 represented 0.54% and 0.46% of average loans, respectively, on an annualized basis. AMCORE believes that allowance coverage remains adequate.

An analysis of the allowance for loan losses is shown in Table 5.

Non-performing Assets

Non-performing assets consist of non-accrual loans, loans with restructured terms, foreclosed real estate and other foreclosed assets. Non-performing assets totaled $30.9 million as of September 30, 2001, an increase of $4.5 million or 17.0% from the $26.4 million at December 31, 2000.

Total non-performing assets represent 0.77% and 0.62% of total assets at September 30, 2001 and December 31, 2000, respectively. An analysis of non-performing assets is shown in Table 5.


                               CAPITAL MANAGEMENT

Total stockholders' equity at September 30, 2001, was $313.2 million, an increase of $4.7 million or 1.5% from December 31, 2000. The book value per share of AMCORE common stock was $12.55 and $11.05 at September 30, 2001 and 2000, respectively. AMCORE paid dividends of $0.16 per share in the third quarters of 2001 and 2000.

On April 23, 2001, AMCORE announced a stock repurchase program for up to five percent of its common stock or 1.29 million shares. As of January 1, 2001, AMCORE also had 338,000 shares remaining from the Company's August 8, 2000 stock repurchase authorization. Shares repurchased pursuant to these authorizations will become treasury shares and will be used for general corporate purposes, including the issuance of shares in connection with AMCORE's stock option plan and other employee benefit plans. As of September 30, 2001, 495,000 shares remained to be repurchased pursuant to the April 23, 2001 authorization, while all authorized shares had been repurchased related to the August 8, 2000 authorization. For the nine-month period ended September 30, 2001, the Company repurchased 1.4 million shares at an average price of $21.20.

AMCORE's total risk based capital ratio at 11.76%, its ratio of Tier 1 capital at 10.60% and its leverage ratio of 7.86%, all significantly exceed the regulatory minimums (as set forth in the table below), as of September 30, 2001. The BANK is considered a "well-capitalized" institution based on regulatory guidelines.

(Dollars in thousands)                               September 30, 2001           September 30, 2000
                                                     ------------------           ------------------
                                                   Amount          Ratio         Amount         Ratio
                                                   ------          -----         ------         -----

Total Capital (to Risk Weighted Assets)              $344,685      11.76%         $365,917      12.35%
Total Capital Minimum                                 234,459       8.00%          237,124       8.00%
                                                -------------- -------------- ------------- --------------
Amount in Excess of Regulatory Minimum               $110,226       3.76%         $128,793       4.35%
                                                ============== ============== ============= ==============

Tier 1 Capital (to Risk Weighted Assets)             $310,548      10.60%         $336,904      11.37%
Tier 1 Capital Minimum                                117,230       4.00%          118,562       4.00%
                                                -------------- -------------- ------------- --------------
Amount in Excess of Minimum                          $193,318       6.60%         $218,342       7.37%
                                                ============== ============== ============= ==============

Tier 1 Capital (to Average Assets)                   $310,548       7.86%         $336,904       7.82%
Tier 1 Capital Minimum                                157,959       4.00%          172,284       4.00%
                                                -------------- -------------- ------------- --------------
Amount in Excess of Regulatory Minimum               $152,589       3.86%         $164,620       3.82%
                                                ============== ============== ============= ==============

Risk Adjusted Assets                               $2,930,743                   $2,964,051
                                                ==============                =============

Average Assets                                     $3,948,969                   $4,307,100
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

Based upon an immediate increase in interest rates of 200 basis points and no change in the slope of the yield curve, the potential decrease in net income over a twelve-month period beginning October 1, 2001, would be approximately $1.4 million. At the end of 2000, comparable assumptions would have resulted in a potential decrease in 2001 net income of $8.9 million. Thus, AMCORE's earnings at risk from a rising rate scenario are less at the end of the third quarter of 2001 than they were at the end of 2000.

Conversely, an immediate decrease in interest rates of 200 basis points and no change in the slope of the yield curve would result in a potential decrease in net income over a twelve-month period beginning October 1, 2001, of $4.9 million. The same assumptions at the end of 2000 would have resulted in a potential increase in net income of $582,000. Thus, AMCORE's earnings at risk from a declining rate scenario are greater at the end of the third quarter of 2001 than they were at the end of 2000.

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

                                     TABLE 1
          AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS

                                                               Quarter Ended                             Quarter Ended
                                                             September 30, 2001                        September 30, 2000
                                                  -------------------------------------     -------------------------------------
                                                       Average                 Average           Average                 Average
                                                       Balance     Interest     Rate             Balance     Interest     Rate
                                                  -------------------------------------------------------------------------------
                                                                                  (in thousands)
Assets
Interest-Earning Assets:
     Taxable securities                               $ 834,924    $ 13,470     6.45%           $ 969,184    $ 16,666     6.88%
     Tax-exempt securities (1)                          264,719       5,131     7.75%             297,188       5,708     7.68%
                                                  -------------------------------------------------------------------------------
       Total Securities (2)                           1,099,643      18,601     6.76%           1,266,372      22,374     7.07%
     Loans held for sale (3)                             43,017         752     6.97%              45,932       1,043     9.05%
     Loans (1) (4)                                    2,480,371      50,358     8.07%           2,740,658      59,746     8.69%
     Other earning assets                                27,707         240     3.44%              20,239         341     6.70%
     Fees on loans held for sale (3)                             -      405           -                 -         171        -
                                                  -------------------------------------------------------------------------------
         Total Interest-Earning Assets              $ 3,650,738    $ 70,356     7.67%         $ 4,073,201    $ 83,675     8.19%
Non Interest-Earning Assets:
     Cash and due from banks                             98,041                                    99,958
     Other assets                                       249,953                                   180,841
     Allowance for loan and lease losses                (32,813)                                  (29,730)
                                                  --------------                           ---------------
             Total Assets                           $ 3,965,919                               $ 4,324,270
                                                  ==============                           ===============

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
     Interest-bearing demand and savings deposits   $ 1,017,557     $ 6,592     2.57%         $ 1,003,999     $ 9,819     3.89%
     Time deposits                                    1,508,754      22,248     5.85%           1,714,007      26,143     6.07%
                                                  -------------------------------------------------------------------------------
       Total interest-bearing deposits                2,526,311      28,840     4.53%           2,718,006      35,962     5.26%
     Short-term borrowings                              423,805       5,251     4.92%             570,567       9,245     6.45%
     Long-term borrowings                               291,464       4,385     5.97%             330,196       5,287     6.37%
                                                  -------------------------------------------------------------------------------
       Total Interest-Bearing Liabilities           $ 3,241,580    $ 38,476     4.71%         $ 3,618,769    $ 50,494     5.55%
Noninterest-Bearing Liabilities:
     Demand deposits                                    338,327                                   352,189
     Other liabilities                                   70,974                                    61,256
                                                  --------------                           ---------------
       Total Liabilities                            $ 3,650,881                               $ 4,032,214
Stockholders' Equity                                    315,038                                   292,056
                                                  --------------                           ---------------
             Total Liabilities and
                Stockholders' Equity                $ 3,965,919                               $ 4,324,270
                                                  ==============                           ===============

         Net Interest Income (FTE)                                 $ 31,880                                  $ 33,181
                                                                ============                              ============

         Net Interest Spread (FTE)                                              2.96%                                     2.64%
                                                                            ==========                                ==========

         Interest Rate Margin (FTE)                                             3.49%                                     3.26%
                                                                            ==========                                ==========

Notes:
(1) The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(2) The average balances of the securities are based on amortized historical cost.
(3) The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
(4) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $1.1 million and $891,000, respectively.

                                     TABLE 2
          AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS

                                                           Nine Months Ended                         Nine Months Ended
                                                           September 30, 2001                        September 30, 2000
                                                  ------------------------------------     --------------------------------------
                                                       Average                Average           Average                  Average
                                                       Balance     Interest    Rate             Balance      Interest     Rate
                                                  ------------------------------------     --------------------------------------
                                                                                  (in thousands)
Assets
Interest-Earning Assets:
     Taxable securities                               $ 887,045    $ 44,387    6.67%           $ 995,903     $ 51,614     6.91%
     Tax-exempt securities (1)                          277,135      16,011    7.70%             301,030       17,349     7.68%
                                                  -------------------------------------------------------------------------------
       Total Securities (2)                           1,164,180      60,398    6.92%           1,296,933       68,963     7.09%
     Loans held for sale (3)                             39,882       2,059    6.89%              25,130        1,640     8.71%
     Loans (1) (4)                                    2,534,131     157,888    8.32%           2,763,162      176,089     8.51%
     Other earning assets                                27,557         949    4.60%              18,000          853     6.33%
     Fees on loans held for sale (3)                          -       1,010       -                    -          421        -
                                                  ------------------------------------    ---------------------------------------
         Total Interest-Earning Assets              $ 3,765,750   $ 222,304    7.88%         $ 4,103,225    $ 247,966     8.07%
Non Interest-Earning Assets:
     Cash and due from banks                             99,147                                  102,096
     Other assets                                       240,715                                  159,633
     Allowance for loan and lease losses                (30,583)                                 (29,473)
                                                  --------------                          ---------------
             Total Assets                           $ 4,075,029                              $ 4,335,481
                                                  ==============                          ===============

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
     Interest-bearing demand and savings deposits   $ 1,014,221    $ 22,694    2.99%         $ 1,005,767     $ 27,702     3.68%
     Time deposits                                    1,594,660      73,004    6.12%           1,713,583       74,953     5.84%
                                                  ------------------------------------    ---------------------------------------
       Total interest-bearing deposits                2,608,881      95,698    4.90%           2,719,350      102,655     5.04%
     Short-term borrowings                              440,880      18,647    5.65%             591,436       27,513     6.21%
     Long-term borrowings                               295,568      13,403    6.06%             320,637       15,094     6.29%
                                                  ------------------------------------    ---------------------------------------
       Total Interest-Bearing Liabilities           $ 3,345,329   $ 127,748    5.11%         $ 3,631,423    $ 145,262     5.34%
Noninterest-Bearing Liabilities:
     Demand deposits                                    342,988                                  359,552
     Other liabilities                                   73,528                                   57,800
                                                  --------------                          ---------------
       Total Liabilities                            $ 3,761,845                              $ 4,048,775
Stockholders' Equity                                    313,184                                  286,706
                                                  --------------                          ---------------
             Total Liabilities and
                Stockholders' Equity                $ 4,075,029                              $ 4,335,481
                                                  ==============                          ===============

         Net Interest Income (FTE)                                 $ 94,556                                 $ 102,704
                                                                ============                             =============

         Net Interest Spread (FTE)                                             2.77%                                      2.73%
                                                                            =========                                 ==========

         Interest Rate Margin (FTE)                                            3.35%                                      3.34%
                                                                            =========                                 ==========

Notes:
(1) The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(2) The average balances of the securities are based on amortized historical cost.
(3) The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
(4) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $2.4 million and $2.3 million, respectively.

                                     TABLE 3
          ANALYSIS OF QUARTER-TO-QUARTER CHANGES IN NET INTEREST INCOME


                                                                                           Quarter Ended
                                                                                    September 2001/September 2000
                                                                   ----------------------------------------------------------
                                                                                                                 Total Net
                                                                   Increase (Decrease)     Due to Change In      Increase
                                                                      Average Volume          Average Rate       (Decrease)
                                                                   ----------------------------------------------------------
                                                                                         (in thousands)
Interest Income:
         Taxable securities                                                  $ (2,209)               $ (987)     $ (3,196)
         Tax-exempt securities (1)                                               (629)                   52          (577)
                                                                   ----------------------------------------------------------
            Total Securities (2)                                               (2,851)                 (922)       (3,773)
         Loans held for sale (3)                                                  (63)                 (228)         (291)
         Loans  (1) (4)                                                        (5,379)               (4,009)       (9,388)
         Other earning assets                                                      70                  (171)         (101)
         Fees on loans held for sale (3)                                            0                   234           234
                                                                   ----------------------------------------------------------
         Total Interest-Earning Assets                                       $ (8,267)             $ (5,052)    $ (13,319)

Interest Expense:
         Interest-bearing demand and savings deposits                            $ 36              $ (3,263)     $ (3,227)
         Time deposits                                                         (3,113)                 (782)       (3,895)
                                                                   ----------------------------------------------------------
           Total interest-bearing deposits                                     (2,391)               (4,731)       (7,122)
         Short-term borrowings                                                 (2,077)               (1,917)       (3,994)
         Long-term borrowings                                                    (587)                 (315)         (902)
                                                                   ----------------------------------------------------------
         Total Interest-Bearing Liabilities                                  $ (4,898)             $ (7,120)    $ (12,018)
                                                                   ----------------------------------------------------------

         Net Interest Margin / Net Interest Income (FTE)                     $ (3,369)              $ 2,068      $ (1,301)
                                                                   ==========================================================

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

                                     TABLE 4
             ANALYSIS OF YEAR-TO-DATE CHANGES IN NET INTEREST INCOME

                                                                                 Nine Months Ended
                                                                            September 2001/September 2000
                                                           -----------------------------------------------------------
                                                                                                         Total Net
                                                              Increase (Decrease)    Due to Change In    Increase
                                                                 Average Volume        Average Rate      (Decrease)
                                                           -----------------------------------------------------------
                                                                                 (in thousands)
Interest Income:
         Taxable securities                                             $ (5,494)            $ (1,733)    $ (7,227)
         Tax-exempt securities (1)                                        (1,380)                  42       (1,338)
                                                           -----------------------------------------------------------
            Total Securities (2)                                          (6,920)              (1,645)      (8,565)
         Loans held for sale (3)                                             815                 (396)         419
         Loans  (1) (4)                                                  (14,435)              (3,766)     (18,201)
         Other earning assets                                                347                 (251)          96
         Fees on loans held for sale (3)                                       0                  589          589
                                                           -----------------------------------------------------------
         Total Interest-Earning Assets                                 $ (20,122)            $ (5,540)   $ (25,662)
                                                           -----------------------------------------------------------

Interest Expense:
         Interest-bearing demand and savings deposits                      $ 554             $ (5,562)    $ (5,008)
         Time deposits                                                    (5,554)               3,605       (1,949)
                                                           -----------------------------------------------------------
           Total interest-bearing deposits                                (4,155)              (2,802)      (6,957)
         Short-term borrowings                                            (6,551)              (2,315)      (8,866)
         Long-term borrowings                                             (1,160)                (531)      (1,691)
                                                           -----------------------------------------------------------
         Total Interest-Bearing Liabilities                            $ (11,324)            $ (6,190)   $ (17,514)
                                                           -----------------------------------------------------------

         Net Interest Margin / Net Interest Income (FTE)                $ (8,798)               $ 650     $ (8,148)
                                                           ===========================================================

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

                                     TABLE 5
                                  ASSET QUALITY

     The components of non-performing loans and leases at September 30, 2001 and December 31, 2000 were as follows:

                                                                                September 30,        December 31,
                                                                                    2001                2000
                                                                              -----------------   -----------------
Impaired loans:                                                                            (in thousands)
     Non-accrual loans and leases
        Commercial..........................................................             11,517           $   9,396
        Real estate.........................................................             14,068              11,176
Other non-performing:
        Non-accrual loans (1)...............................................                952               1,497
                                                                              -----------------   -----------------
        Total non-performing loans..........................................         $   26,537           $  22,069
                                                                              =================   =================

Foreclosed assets:
        Real estate.........................................................              3,076               3,282
        Other...............................................................              1,315               1,092
                                                                              -----------------   -----------------
        Total foreclosed assets.............................................         $    4,391           $   4,374
                                                                              =================   =================

        Total non-performing assets.........................................         $   30,928           $  26,443
                                                                              =================   =================

Loans 90 days or more past due and still accruing...........................           $ 17,995           $  13,136

(1) These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

     An anaylsis of the allowance for loan and lease losses for the periods ended September 30, 2001 and 2000 is presented below:

                                                                       For the Three Months                 For the Nine Months
                                                                        Ended September 30,                  Ended September 30,
                                                                       2001             2000                2001             2000
                                                              ---------------------------------    ---------------------------------
                                                                                           (in thousands)
     Balance at beginning of period.........................         $ 33,006         $ 30,132            $ 29,157         $ 28,377
     Charge-Offs:
        Commercial, financial and agricultural..............            1,215            1,934               3,946            2,880
        Real estate.........................................            1,105              278               2,208            1,104
        Installment and consumer............................            1,268            1,336               3,593            3,543
        Direct leases.......................................               27                -                  78                -
                                                              ---------------------------------    ---------------------------------
                                                                        3,615            3,548               9,825            7,527
     Recoveries:
        Commercial, financial and agricultural..............               71               73                 281              504
        Real estate.........................................              (91)              20                 164               72
        Installment and consumer............................              229              282                 861              803
        Direct leases.......................................                1                -                   9                -
                                                              ---------------------------------    ---------------------------------
                                                                          210              375               1,315            1,379

     Net Charge-Offs........................................            3,405            3,173               8,510            6,148
     Provision charged to expense...........................            4,656            2,640              14,369            7,370
     Reductions due to sale of loans........................              120              586                 879              586
                                                              ---------------------------------    ---------------------------------

     Balance at end of period...............................         $ 34,137         $ 29,013            $ 34,137         $ 29,013
                                                              =================================    =================================

     Ratio of net-charge-offs during the period
     to average loans outstanding during the period  (1)....            0.54%            0.46%               0.45%            0.30%
                                                              =================================    =================================

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

During the second quarter of 2001, the Company made a settlement offer to Plaintiff's counsel. The Company recorded an accrual reflecting the amount offered. There were no other developments during the quarter. Subsequent to the end of the second quarter of 2001, the Company was notified of several developments. First, the federal district court ordered the case to be sent to the federal bankruptcy court to determine if it wants to pursue this case as an asset of one of the plaintiffs who previously filed for bankruptcy relief and to remand the case back to state court if the federal bankruptcy court did not keep jurisdiction. The Company filed a motion to reconsider this order as the federal district court failed to address the issue of diversity of the parties. Second, plaintiffs' attorneys have rejected the Company's settlement offer. In addition, they have notified the Company's counsel that they have identified 17 more individuals with potential claims similar to those of the named Plaintiffs'. No suits have yet been filed on their behalf. Company's counsel is currently investigating these allegations and analyzing whether new suits may be barred by the Mississippi statute of limitations. Plaintiff's counsel has made a counter offer to settle the suits. The Company is reviewing with counsel its response to the offer.

Although the ultimate disposition of the cases cannot be predicted with certainty, based on information currently available, the Company believes that the plaintiffs' damage claims are disproportionate and that the final outcome of the cases will not have a material adverse effect on the Company's consolidated financial condition, though it could have a material adverse affect on the Company's consolidated results of operations in a given year. The Company has not adjusted its accrual for payment of the damages in these cases because, in management's opinion, an unfavorable outcome in this litigation beyond the accrual is not probable.

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

          99  Additional exhibits - Press release dated October 18, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             AMCORE Financial, Inc.

                             (Registrant)



Date: November 14, 2001




                            /s/ John R. Hecht
                            ----------------------------------------------------
                            John R. Hecht
                            Executive Vice President and Chief Financial Officer (Duly authorized officer of the registrant and principal financial officer)