Form 10-K
period 2001-12-31
AMCORE FINANCIAL INC
filed 2002-03-18
CIK 714756

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 ---------------------------------------------
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                         Commission file number 0-13393
                 ---------------------------------------------

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

          Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, $.22 par value
                          Common Stock Purchase Rights
                 ---------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   X    Yes    _______  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ________

As of March 1, 2002, 24,593,859 shares of common stock were outstanding and the aggregate market value of the shares based upon the average of the bid and asked price held by non-affiliates was approximately $592,050,000.
                 ---------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 2002 Notice of Annual Meeting and Proxy Statement are incorporated by reference into Part III of the Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             AMCORE FINANCIAL, INC.

                          FORM 10-K TABLE OF CONTENTS

                                                                            PAGE
                                                                           NUMBER
                                                                           ------

  PART I

  Item 1    Business....................................................      1
  Item 2    Properties..................................................      7
  Item 3    Legal Proceedings...........................................      7
  Item 4    Submission of Matters to a Vote of Security Holders.........      8

  PART II

  Item 5    Market for the Registrant's Common Stock and Related              8
            Stockholder Matters.........................................
  Item 6    Selected Financial Data.....................................      9
  Item 7    Management's Discussion and Analysis of the Results of           10
            Operations and Financial Condition..........................

  Item 7A   Quantitative and Qualitative Disclosures About Market            30
            Risk........................................................
  Item 8    Financial Statements and Supplementary Data.................     41
  Item 9    Changes In and Disagreements with Accountants on Accounting      79
            and Financial Disclosure....................................

  PART III

  Item 10   Directors and Executive Officers of the Registrant..........     79
  Item 11   Executive Compensation......................................     79
  Item 12   Security Ownership of Certain Beneficial Owners and              79
            Management..................................................
  Item 13   Certain Relationships and Related Transactions..............     79

  PART IV

  Item 14   Exhibits, Financial Statement Schedules and Reports on Form      79
            8-K.........................................................

  SIGNATURES............................................................     82

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

BANKING SEGMENT

AMCORE directly owns AMCORE Bank, N.A. (BANK), a nationally chartered bank. AMCORE also directly owns AMCORE Consumer Finance Company, Inc. (FINANCE), a consumer finance company and indirectly owns Property Exchange Company, a qualified intermediary, which is a subsidiary of the BANK. The BANK conducts business at 37 locations throughout northern Illinois, excluding the far northwestern counties. The primary service region includes the Illinois cities of Rockford, Elgin, Woodstock, McHenry, Carpentersville, Crystal Lake, Schaumburg, Geneva, Huntley, Sterling, Dixon, Princeton, South Beloit, Mendota, Peru, and the surrounding communities. The BANK conducts business at 25 locations throughout south central Wisconsin. The primary service region includes the Wisconsin cities of Madison, Monroe, Clinton, Argyle, Baraboo, Portage, Mt. Horeb, Montello and the surrounding communities.

Through its banking locations, AMCORE provides various personal banking, commercial banking and related financial services. AMCORE also conducts banking business through nine supermarket branches, which gives the customer convenient access to bank services seven days a week.

Retail Banking - Retail banking services to individuals include demand, savings and time deposit accounts. Loan services include installment loans, mortgage loans, overdraft protection, personal credit lines and credit card programs. AMCORE Vintage Funds, a proprietary family of mutual funds, are also marketed through each banking location. The Private Banking Group also markets Vintage Mutual Funds and meets other special needs of high net worth individuals. Automated teller machines located throughout AMCORE's market area make banking transactions available to customers when the bank facilities and hours are not convenient.

Commercial Banking - A wide range of financial services are provided to commercial, small business and governmental organizations. These services include, among others, lending, deposits, letters of credit and cash management services. AMCORE earned Preferred Lender Status from the Small Business Administration in both Illinois and Wisconsin and has been ranked one of the top two Illinois banks in the SBA program for three consecutive years.

Other Financial Services - The BANK provides various services to consumers, commercial customers and correspondent banks. Services available include safe deposit box rental, securities safekeeping, foreign currency exchange, lock box and other services.

The BANK also offers several electronic banking services to commercial and retail customers. AMCORE Online! provides retail customers with online capability to access deposit and loan account balances, transfer funds between accounts, make loan payments, and pay bills. AMCORE Online! For Business facilitates access to commercial customers' accounts via personal computers. It also permits the transfer of funds between accounts and the initiation of wire transfers and ACH activity to accounts at other financial institutions. The AMCORE TeleBank service provides retail and commercial customers the opportunity to use their telephone 24 hours a day to obtain balance and other information on their checking and savings accounts, certificates of deposit, personal installment loans, retail mortgage loans, and Vintage Funds; all from a completely automated system.

TRUST AND ASSET MANAGEMENT SEGMENT

AMCORE Investment Group, N.A. (AIG) is a nationally chartered non-depository bank and owns AMCORE Investment Services, Inc. (AIS), Investors Management Group
(IMG), and AMCORE Capital Value, Inc. AIG provides trust services, employee benefit plan and estate administration and various other services to corporations and individuals.

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

IMG is incorporated under the laws of the State of Iowa and is a wholly-owned subsidiary of AIG. IMG is an asset management company whose primary customers include trust customers, retirement plans, foundations, endowments, private investors, AMCORE's Vintage Mutual Funds family, insurance companies, banks, public entities and individuals. IMG also provides the mutual fund administration for the AMCORE Vintage Mutual Funds.

MORTGAGE SEGMENT

AMCORE Mortgage, Inc. (AMI), a wholly-owned subsidiary of the BANK, was incorporated under the laws of the State of Nevada in 1987. AMI is a full service mortgage banker providing a broad spectrum of mortgage products to their customers in addition to providing the BANK with a variety of mortgage lending products to meet its customer needs. Residential mortgage loans are originated by AMI, of which non-conforming adjustable rate, fixed-rate and balloon residential mortgages are normally sold to the BANK. The conforming adjustable rate, fixed-rate and balloon residential mortgage loans are sold in the secondary market. AMI continues to service most of the loans that are sold.

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

EMPLOYMENT

AMCORE had 1,333 full-time equivalent employees as of March 1, 2002. AMCORE provides a variety of benefit plans to its employees including health, dental, group term life and disability insurance, childcare reimbursement, flexible spending accounts, retirement, profit sharing, 401(k), stock option, stock purchase and dividend reinvestment plans. AMCORE believes that its relationship with its employees is good.

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

The Gramm-Leach-Bliley Act (GLB Act) was enacted November 1999, and, among other things, established a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. We do not believe that the GLB Act will have a material effect upon our operations in the near term. However, to the extent the GLB Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

The foregoing references to applicable statutes and regulations are brief summaries thereof and are not intended to be complete and are qualified in their entirety by reference to such statutes and regulations.

AMCORE is supervised and examined by the FRB. The BANK, AMI and AIG are supervised and regularly examined by the Office of the Comptroller of the Currency (OCC) and are subject to examination by the FRB. In addition, the BANK is subject to periodic examination by the FDIC.

FINANCE is regulated by the Illinois Department of Financial Institutions. AIS and IMG are supervised and examined by the NASD and are regulated by the Securities and Exchange Commission (SEC).

SUBSIDIARY DIVIDENDS AND CAPITAL

Legal limitations exist as to the extent to which the BANK can lend or pay dividends to AMCORE and/or its affiliates. The payment of dividends by a national bank without prior regulatory approval is limited to the current year's net income plus the adjusted retained net income for the two preceding years. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the FRB and regulations issued by the FDIC and the OCC (collectively "Agencies"). As of December 31, 2001, approximately $14.9 million was available for payment to AMCORE in the form of dividends without prior regulatory approval. The BANK is also limited as to the amount it may lend to AMCORE and its affiliates. At December 31, 2001, the maximum amount available to AMCORE and its affiliates in the form of loans approximated $20.9 million. Loans outstanding to affiliates were $5.6 million at December 31, 2001. See Note 12 of the Notes to Consolidated Financial Statements.

The FRB issues risk-based capital guidelines for bank holding companies. These capital rules require minimum capital levels as a percent of risk-weighted assets. In order to be adequately capitalized under these guidelines, banking organizations must have minimum capital ratios of 4% and 8% for Tier 1 capital and total capital, respectively. The FRB also established leverage capital requirements intended primarily to establish minimum capital requirements for those banking organizations that have historically invested a significant portion of their funds in low risk assets. Federally supervised banks are required to maintain a minimum leverage ratio of not less than 4%. Refer to the Capital Management section of Item 7 for a summary of AMCORE's capital ratios as of December 31, 2001 and 2000. See Note 16 of the Notes to Consolidated Financial Statements.

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

Interest rate sensitivity has a major impact on the earnings of banks. As market rates change, yields earned on assets may not necessarily move to the same degree as rates paid on liabilities. For this reason, AMCORE attempts to minimize earnings volatility related to fluctuations in interest rates through the use of a formal asset/liability management program and certain derivative activities. See Item 7A and Note 11 of the Notes to Consolidated Financial Statements included under Item 8 for additional discussion of interest rate sensitivity and related derivative activities.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table contains certain information about the executive officers of AMCORE. There are no family relationships between any director or executive officer of AMCORE.

NAME                                    AGE   PRINCIPAL OCCUPATION WITHIN THE LAST FIVE YEARS
----                                    ---   -----------------------------------------------
Robert J. Meuleman                      62    Chairman of the Board and Chief Executive Officer of
                                              AMCORE since May 2000. Previously President and Chief
                                              Executive Officer. Director of the BANK and AIG.

Kenneth E. Edge                         56    President, Chief Operating Officer, and Director of
                                              AMCORE since May 2000. Executive Vice President and
                                              Chief Operating Officer from April 1997 to May 2000.
                                              Chairman of the Board and Chief Executive Officer of
                                              the BANK since October 1999. Previously Group Vice
                                              President, Banking Subsidiaries. Director of AIG.

John R. Hecht                           43    Executive Vice President and Chief Financial Officer
                                              of AMCORE since December 1997. Previously Senior Vice
                                              President and Chief Financial Officer. Director of
                                              the BANK and AIG.

James S. Waddell                        56    Executive Vice President, Chief Administrative
                                              Officer and Corporate Secretary of AMCORE. Director
                                              of the BANK and AIG.

Patricia M. Bonavia                     51    President of AMCORE Investment Services, Inc. since
                                              February 1998. Executive Vice President and Chief
                                              Operating Officer for AIG since March 2000. Director
                                              of Investors Management Group, Ltd., since February
                                              1998. Previously Vice President of AMCORE Investors
                                              Management Group, Ltd.

Lori M. Burke                           49    Senior Vice President and Manager of Human Resources
                                              and Corporate Skills Development of the BANK since
                                              April 2001. Senior Vice President and Manager
                                              Corporate Skills Development and Employment/Employee
                                              Relations from January 2001 to April 2001. Vice
                                              President and Manager Corporate Skills Development
                                              from June 1999 to January 2001. Previously Human
                                              Resources and Training Consultant at HR Consulting
                                              Services, a division of The Furst Group.

Melvin H. Buser                         54    Senior Vice President and Chief Credit Officer of the
                                              BANK since April 2001. Previously Senior Vice
                                              President and Senior Credit Officer.

NAME                                    AGE   PRINCIPAL OCCUPATION WITHIN THE LAST FIVE YEARS
----                                    ---   -----------------------------------------------
Eleanor F. Doar                         45    Senior Vice President and Corporate Marketing
                                              Director of the BANK since February 2002. Previously
                                              Vice President, Advertising and Public Relations
                                              Manager of the BANK. Marketing Manager for the
                                              Vintage Mutual Fund family since February 2000.

James M. Hansberry                      39    Senior Vice President and Manager, Private Banking
                                              Group of the BANK since February 2001. Senior Vice
                                              President and Retail Product Manager from March 2000
                                              to February 2001. Vice President and Retail Product
                                              Manager from July 1999 to March 2000. Vice President
                                              and Project Manager from February 1999 to December
                                              1999. Vice President of Affiliate Banking from
                                              November 1997 to February 1999. Previously Vice
                                              President and Branch Administrator.

Bruce W. Lammers                        45    Executive Vice President and Commercial Products
                                              Manager of the BANK since March 1999. Executive Vice
                                              President - Commercial Services Division from October
                                              1997 to March 1999. Previously Senior Vice
                                              President - Commercial Lending at Firstar Bank,
                                              Wisconsin. Director of the BANK and AIG.

Joseph B. McGougan                      41    President and Chief Executive Officer of AMI.
                                              Director of the BANK and AIG.

David W. Miles                          44    Executive Vice President, Chief Operating Officer and
                                              Director of the BANK since April 2001. President,
                                              Chief Executive Officer and Director of AIG and
                                              Executive Vice President of AMCORE since March 2000.
                                              Director of Vintage Mutual Funds Inc. since May 1999.
                                              Chief Operating Officer of Investors Management
                                              Group, Ltd. from February 1998 to March 2000.
                                              Previously President of Investors Management Group,
                                              Inc..

Gregory Sprawka                         51    Senior Vice President and Director of Operations and
                                              Technology of the BANK since April 1999. Previously
                                              Vice President and Controller of AMCORE and the BANK.

M. Shawn Way                            39    Senior Vice President, Board Secretary and Cashier of
                                              the BANK since November 1998. Director, AMCORE
                                              Investment Services, Inc. since April 1999. Retail
                                              Division Manager since April 2001. Regional Retail
                                              Manager from November 1998 to April 2001. Previously
                                              Corporate Integration Officer.

ITEM 2.  PROPERTIES

On December 31, 2001, AMCORE had 72 locations, of which 47 were owned and 25 were leased. The Banking segment had 69 locations, of which 47 were owned and 22 were leased. The Trust and Asset Management segment had two leased facilities and the Mortgage segment had one leased facility. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See Item 1 and Note 6 of the Notes to Consolidated Financial Statements included under Item 8 of this document for further information on properties.

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

During the second quarter of 2001, the Company made a settlement offer to Plaintiff's counsel. The Company recorded an accrual reflecting the amount offered. There were no other developments during the quarter. Subsequent to the end of the second quarter of 2001, the Company was notified of several developments. First, the federal district court ordered the case to be sent to the federal bankruptcy court to determine if it wants to pursue this case as an asset of one of the plaintiffs who previously filed for bankruptcy relief and to remand the case back to state court if the federal bankruptcy court did not keep jurisdiction. The Company filed a motion to reconsider this order as the federal district court failed to address the issue of diversity of the parties. Second, plaintiffs' attorneys have rejected the Company's settlement offer. In addition, they have notified the Company's counsel that they have identified 17 more individuals with potential claims similar to those of the named Plaintiffs'. No suits have yet been filed on their behalf. Company's counsel is currently investigating these allegations and analyzing whether new suits may be barred by the Mississippi statute of limitations. Plaintiff's counsel has made a counter offer to settle the suits which Company has rejected. Settlement talks are currently on hold pending the courts determination to reconsider its decision.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

See Items 6 and 8 of this document for information on stock price ranges and dividends. The principal market for the quotations of stock prices is the NASDAQ National Market System. There are approximately 9,300 holders of record of AMCORE's common stock as of March 1, 2002.

ITEM 6.  SELECTED FINANCIAL DATA

                FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

                                                                 2001         2000         1999         1998         1997
                                                              ----------   ----------   ----------   ----------   ----------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE YEAR:
Interest income.............................................  $  281,112   $  320,874   $  300,322   $  290,861   $  259,959
Interest expense............................................     161,239      195,821      168,883      168,127      148,960
                                                              ----------   ----------   ----------   ----------   ----------
Net interest income.........................................     119,873      125,053      131,439      122,734      110,999
Provision for loan and lease losses.........................      16,700        9,710       10,550        7,993        7,045
Non-interest income.........................................      77,066       61,209       58,204       55,423       47,548
Operating expense...........................................     123,635      117,113      123,838      116,269      113,920
                                                              ----------   ----------   ----------   ----------   ----------
Income before income taxes, extraordinary item & accounting
  change....................................................      56,604       59,439       55,255       53,895       37,582
Income taxes................................................      14,382       16,356       15,106       14,314        8,918
                                                              ----------   ----------   ----------   ----------   ----------
Net income before extraordinary item & accounting change....  $   42,222   $   43,083   $   40,149   $   39,581   $   28,664
Extraordinary item: Early extinguishment of debt (net of
  tax)......................................................        (204)           -            -            -            -
Cumulative effect of accounting change (net of tax).........         225            -            -            -            -
                                                              ----------   ----------   ----------   ----------   ----------
Net income..................................................  $   42,243   $   43,083   $   40,149   $   39,581   $   28,664
                                                              ==========   ==========   ==========   ==========   ==========
Return on average assets (1)(2)(3)(4).......................       1.04%        1.00%        0.95%        0.99%        0.81%
Return on average equity (1)(2)(3)(4).......................       13.50        14.92        12.96        12.64        10.66
Net interest margin.........................................        3.42         3.29         3.55         3.53         3.61
                                                              ----------   ----------   ----------   ----------   ----------
AVERAGE BALANCE SHEET:
Total assets................................................  $4,054,874   $4,314,593   $4,216,662   $3,983,600   $3,520,229
Loans and leases, net of unearned income....................   2,518,772    2,736,482    2,593,770    2,218,972    1,867,355
Earning assets..............................................   3,750,714    4,035,705    3,969,851    3,768,197    3,325,778
Deposits....................................................   2,930,452    3,079,212    2,953,023    2,730,173    2,399,423
Long-term borrowings........................................     288,680      316,680      300,490      278,603      132,533
Stockholders' equity........................................     312,855      288,820      309,723      313,056      268,996
                                                              ----------   ----------   ----------   ----------   ----------
ENDING BALANCE SHEET:
Total assets................................................  $4,021,847   $4,244,106   $4,347,621   $4,147,833   $3,667,690
Loans and leases, net of unearned income....................   2,478,733    2,627,157    2,746,613    2,451,518    1,962,674
Earning assets..............................................   3,671,653    3,946,631    4,008,000    3,864,852    3,452,398
Deposits....................................................   2,893,737    3,143,561    3,016,408    2,947,724    2,527,043
Long-term borrowings........................................     268,230      265,830      285,270      330,361      159,125
Stockholders' equity........................................     301,660      308,497      293,728      316,083      287,476
                                                              ----------   ----------   ----------   ----------   ----------
FINANCIAL CONDITION ANALYSIS:
Allowance for loan losses to year-end loans.................       1.37%        1.11%        1.03%        1.08%        1.01%
Allowance to non-performing loans...........................      126.86       132.12       159.16       145.24       100.20
Net charge-offs to average loans............................        0.44         0.29         0.33         0.16         0.34
Non-performing loans to net loans...........................        1.08         0.84         0.65         0.74         1.01
Average long-term borrowings to average equity..............       92.27       109.65        97.02        88.99        49.27
Average equity to average assets............................        7.72         6.69         7.35         7.86         7.64
                                                              ----------   ----------   ----------   ----------   ----------
STOCKHOLDERS' DATA:
Basic earnings per share....................................  $     1.66   $     1.60   $     1.42   $     1.39   $     1.07
Diluted earnings per share..................................        1.64         1.58         1.40         1.36         1.05
Book value per share........................................       12.26        11.87        10.51        10.96        10.68
Dividends per share.........................................        0.64         0.64         0.56         0.54         0.45
Dividend payout ratio.......................................      38.55%       40.00%       39.44%       38.85%       42.06%
Average common shares outstanding...........................      25,490       26,930       28,304       28,515       26,862
Average diluted shares outstanding..........................      25,730       27,237       28,730       29,098       27,405
                                                              ==========   ==========   ==========   ==========   ==========

---------------

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

The following discussion highlights the significant factors affecting the results of operations and financial condition of AMCORE Financial, Inc. and Subsidiaries ("AMCORE" or the "Company") for the three years ended December 31, 2001. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

                 FACTORS INFLUENCING FORWARD-LOOKING STATEMENTS

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

Contemplated, projected, forecasted or estimated results in such forward-looking statements involve certain inherent risks and uncertainties. A number of factors
- many of which are beyond the ability of the company to control or predict - could cause actual results to differ materially from those in its forward-looking statements. These factors include, among others, the following possibilities: (I) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new and existing competitors; (II) adverse state and federal legislation and regulation; (III) failure to obtain new customers and retain existing customers; (IV) inability to carry out marketing and/or expansion plans; (V) loss of key executives or personnel; (VI) changes in interest rates including the effect of prepayment; (VII) general economic and business conditions which are less favorable than expected; (VIII) equity and fixed income market fluctuations; (IX) unanticipated changes in industry trends;
(X) unanticipated changes in credit quality and risk factors; (XI) success in gaining regulatory approvals when required; (XII) changes in Federal Reserve Board monetary policies; (XIII) unexpected outcomes on existing or new litigation in which AMCORE, its subsidiaries, officers, directors or employees are named defendants; (XIV) technological changes; (XV) changes in accounting principles generally accepted in the United States of America; (XVI) changes in assumptions or conditions affecting the application of "critical accounting policies"; (XVII) inability of third-party vendors to perform critical services to the company or its customers; and (XVIII) the economic impact of the terrorist attacks on the U.S. on September 11 and the U.S. response to those attacks.

                          CRITICAL ACCOUNTING POLICIES

The financial condition and results of operations for AMCORE presented in the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements, selected financial data appearing elsewhere within this report, and management's discussion and analysis are, to a large degree, dependent upon the Company's accounting policies. The selection and application of these accounting policies involve judgements, estimates and uncertainties that are susceptible to change.

Presented below are discussions of those accounting policies that management believes are the most important (Critical Accounting Policies) to the portrayal and understanding of the Company's financial condition and results of operations. These Critical Accounting Policies require management's most difficult, subjective and complex judgements about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also Note 1 of the Notes to Consolidated Financial Statements.

LOANS AND LEASES

Loans and leases are the Company's largest income earning asset category. Loans are recorded at the amount advanced to the borrower plus certain costs incurred by AMCORE to originate the loan, less certain origination fees that are collected from the borrower. The carrying amount of loans is reduced as principal payments are made. Payments made by the borrower are allocated between interest income and principal payment based upon the outstanding principal amount, the contractual rate of interest and other contractual terms. The carrying amount is further adjusted to reflect amortization of the origination costs net of origination fees. These items are amortized over the expected life of the loan.

The accrual of interest income is generally discontinued (Non-Accrual Status) when management believes that collection of principal and/or interest is doubtful or when payment becomes 90 to 120 days past due, except for loans that are well secured and are in the process of collection. Payments received from the borrower after a loan is placed on Non-Accrual Status are applied to reduce the principal balance of the loan until such time that collectibility of remaining principal and interest is no longer doubtful. Unpaid interest that has previously been recorded as income is written-off when a loan is placed on Non-Accrual Status. The outstanding loan balance is written-off against the allowance for loan and lease losses when management determines that probability of collection of principal will not occur. See also the discussion of Allowance for Loan and Lease Losses that follows.

Those judgements and assumptions that are most critical to the application of this accounting policy are the initial and on-going credit-worthiness of the borrower, the amount and timing of future cash flows of the borrower that are available for repayment of the loan, the sufficiency of underlying collateral and the enforceability of third-party guarantees. These judgements and assumptions are dependent upon or can be influenced by a variety of factors including the breadth and depth of experience of lending officers, credit administration and the corporate loan review staff that periodically review the status of the loan, changing economic and industry conditions, changes in the financial condition of the borrower and changes in the value and availability of the underlying collateral and guarantees.

If different assumptions or conditions were to prevail, the amount and timing of interest income and loan and lease losses, due to the inability to collect all of the remaining principal balance that is due from a borrower, could be materially different. These factors are most pronounced during economic downturns. See also Table 2 and Note 4 of the Notes to Consolidated Financial Statements.

ALLOWANCE FOR LOAN AND LEASE LOSSES

Management periodically reviews the loan and lease portfolio in order to establish an estimated allowance for loan and lease losses (Allowance) that are probable as of the respective reporting date. Additions to the Allowance are charged against earnings for the period as a provision for loan and lease losses (Provision). Actual loan and lease losses are charged against (reduce) the Allowance when management believes that the collection of principal will not occur. Unpaid interest attributable to prior years for loans that are placed on Non-Accrual Status are also charged against the Allowance. Unpaid interest for the current year for loans that are placed on Non-Accrual Status are reversed against the interest income previously recognized. Subsequent recoveries of amounts previously charged to the Allowance, if any, are credited to (increase) the Allowance.

The Allowance is regularly reviewed by management to determine whether or not the amount is considered adequate to absorb probable losses. If not, an additional Provision is made to increase the Allowance. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan groups or pools that are based on historical loss experience and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower's ability to repay, and current economic and industry conditions.

In addition to the judgements and assumptions noted in the preceding discussion of Loans and Leases, those most critical to the application of this accounting policy are the frequency and subjectivity of loan reviews and risk gradings, emerging or changing trends that might not be fully captured in the historical loss experience, and charges against the Allowance for actual losses that are greater than previously estimated. While the Company strives to reflect all known risk factors in its evaluation of the adequacy of the Allowance, estimation or judgement errors may occur.

If different assumptions or conditions were to prevail, the Allowance may not be adequate to absorb the new estimate of probable losses. If so, an additional Provision may be necessary and the amount could be material. See also Table 2 and Note 4 of the Notes to Consolidated Financial Statements.

MORTGAGE SERVICING RIGHTS

The Company recognizes as separate assets the rights to service mortgage loans for others. Mortgage servicing rights that are retained when mortgage loans are sold are recorded by allocating the previous carrying amount of the sold loan between the servicing rights retained and the loans that are sold. This allocation is based upon the relative fair values of the mortgage servicing rights and the loans sold. Because it is retained as an asset, the amount allocated to mortgage servicing rights will have a favorable impact on the amount of gain or loss that is recognized on the sale of the loans.

The mortgage servicing rights asset is amortized over the projected period of and in proportion to the estimated amount of net servicing income. Amortization of the servicing rights asset will reduce the amount of income that is recorded in the respective period from the servicing of the mortgage loans.

Each reporting period, the Company re-evaluates the fair value of its remaining mortgage servicing rights assets. The amount that the unamortized carrying amount of mortgage servicing rights exceeds the new estimate of fair value is charged against earnings for the period. Rather than directly reducing the unamortized carrying amount of the servicing rights asset, a valuation allowance is established for the same amount as the charge against earnings. In subsequent reporting periods, depending upon current estimates of fair value, the valuation allowance may be reversed. The reversal is limited to the remaining amount of the valuation allowance and will result in an increase in recorded earnings.

The periodic re-evaluation of fair value is based upon current estimates of the present value of remaining net servicing cash flows that incorporate numerous assumptions including the cost of servicing the loans, discount rates, prepayment rates and default rates. This re-evaluation is done by stratifying servicing rights assets into pools based upon one or more predominant risk characteristics of the underlying loans that are being serviced. Risk characteristics include loan type and interest rate. Valuation allowances required for one pool cannot be offset by the amount that the fair value of another pool exceeds its unamortized carrying amount.

Judgements and assumptions that are most critical to the application of this accounting policy are the appropriate risk-weighted discount rates used to determine the present value of estimated net future cash flows, prepayment speeds that will determine the amount and period of servicing revenue that is expected to be earned, estimated costs to service the loans and estimated interest earned on amounts collected for real estate tax and property insurance premiums that are held in escrow until payment is due. These assumptions are based upon actual performance of the underlying loans and the general market consensus regarding changes in mortgage and other interest rates. For example, declining mortgage interest rates typically result in accelerated mortgage prepayments, which tend to shorten the life and reduce the value of the servicing rights asset.

In addition to the judgements and assumptions affecting the application of this accounting policy, the adoption of Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, permitted mortgage servicers to restratify their mortgage servicing rights pools. Upon consideration, the Company determined that its existing stratification was preferable to other alternatives and chose not to restratify its pools. This represented the selection of an accounting policy that could have produced different results for 2001 had the Company chose to restratify its pools. In general, the greater the number of pools, the greater the likelihood of earnings volatility associated with valuation allowances. Conversely, the fewer the number of pools the less likely there will be earnings volatility.

If different assumptions and conditions were to prevail, materially different amortization and valuation allowances than those that were recorded may be required. See also Note 7 of the Notes to Consolidated Financial Statements.

LOAN SECURITIZATION AND SALE OF RECEIVABLES

During 2000 and 2001, the Company sold certain indirect auto loans in securitization transactions. Upon the sale, the net carrying amount of the loans were removed from the balance sheet, and certain retained residual interests were recorded. The retained interests included rights to service the loans that were sold (the "Servicing Rights"), the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the "Interest Only Strip") and an interest in sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the "Credit Enhancement" or "Overcollateralization Asset"). The carrying value of the loans removed from the balance sheet included the unpaid principal balance of the loans, net of an allocable portion of the Allowance for Loan and Lease Losses, minus the portion of the carrying value of the loans that were allocated to the retained residual interests. These allocations were based upon the relative fair values of the retained residual interests and the loans sold. Because they are retained assets, the amount allocated and recorded for the residual interests had a favorable impact on the amount of gain or loss that was recognized on the sale of the loans.

Since the projected income from the Servicing Rights approximates the estimated costs of the Company to service the loans, no asset was recorded for Servicing Rights. Income from servicing is recognized as earned pursuant to the terms of the servicing agreement and to the extent cash collections from the borrowers exceed payments to the investors and agent. Cash collections in excess of the Servicing Rights income that is earned is next applied to the Interest Only Strip. The value allocated to the Interest Only Strip is reduced and interest income is recorded assuming a constant yield based upon the discount rate used to estimate its fair value. At the end of the estimated life of the securitization, the carrying value of the Interest Only Strip will be fully amortized. The value allocated to the Overcollateralization Asset is accreted assuming a constant yield based upon the discount rate used to estimate its fair value. Accretion is recorded as other income for the period. At the end of the estimated life of the securitization, the carrying value of the Overcollateralization Asset will have accreted to the amount of the sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans, net of projected credit losses. At that time the cash is expected to be released from the securitization in an amount that equals the accreted value of the Overcollateralization Asset.

Because the Company's retained residual interests are subordinated to the interests of securitization investors and the trust agent, there is risk that the carrying value of the Interest Only Strip will not be fully recovered, resulting in a loss charged to earnings. In addition, since actual credit losses may exceed projected credit losses over the life of the securitization, there is risk that the accreted value of the Overcollateralization Asset will not be fully realized, resulting in a loss charged to earnings. Recourse against the Company for credit losses is limited to the amount of the sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans. Thus, a loss in excess of the accreted value of the Overcollateralization Asset is not possible. Each reporting period, the fair values of the Interest Only Strip and the Overcollateralization Asset are re-evaluated based upon current estimates and assumptions of the net present value of residual future cash flows net of remaining expected credit losses. If this re-evaluation results in fair values that are less than the amortized carrying value of the Interest Only Strip and the accreted value of the Overcollateralization Asset, respectively, and if remaining projected cash flows are less than previously estimated, the carrying values are written-down to fair value. The amount of the write-downs is charged against earnings for the current period. Finally, each reporting period, new Interest Only Strip amortization schedules and new Overcollateralization Asset accretion schedules are developed based upon current estimates, assumptions, adjusted carrying values and revised constant yields.

Judgements and assumptions that are most critical to the application of this accounting policy are estimated defaults, delinquencies and credit losses, projected prepayment speeds and discount rates. These assumptions are based upon demonstrated credit and prepayment performance of the underlying loans. These are, in turn, most highly influenced by general economic conditions, with the greatest adverse affect during economic downturns and periods of rapidly falling interest rates.

If different assumptions and conditions were to prevail, noticeably different results could occur because the recorded assets may need to be written off or written down faster than planned and cash flows from the retained residual interests may be less than expected. See also Note 8 of the Notes to Consolidated Financial Statements.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses certain financial instruments called derivatives to help manage (Hedge) its risk or exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives used most often are interest rate swaps, caps, collars and floors (collectively, "Interest Rate Derivatives"), mortgage loan commitments and forward contracts. Interest Rate Derivatives are contracts with a third party (the "Counter-party) to exchange interest payment streams based upon an assumed principal amount (the "Notional Principal Amount"). The Notional Principal Amount is not advanced from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams.

Interest rate swaps are most commonly used by the Company to convert liabilities with variable-rate cash flows to liabilities with fixed-rate cash flows (the "Hedged Items"). Under this arrangement, the Company receives payments from the Counter-party at a specified floating-rate index that is applied to the Notional Principal Amount. This periodic receipt of income essentially offsets floating-rate interest payments that the Company makes to its depositors or lenders. In exchange for the receipts from the Counter-party, the Company makes payments to the Counter-party at a specified fixed-rate that is applied to the Notional Principal Amount. Thus, what was a floating rate obligation before entering into the derivative arrangement is transformed into a fixed rate obligation. Interest rate caps and collars are derivative instruments that are variations of an interest rate swap. They also involve an exchange of interest payment streams with a Counter-party based upon a Notional Principal Amount. In the case of an interest rate cap, the exchange of income streams does not take effect unless the specified floating-rate index rises above a pre-determined level. In an interest rate cap, the Company retains the risk of rising interest rates up to the pre-determined level, while benefiting from declines in interest rates. In the case of an interest rate collar, the exchange of income streams does not take effect unless the specified floating-rate index rises above or below pre-determined levels. In an interest rate collar, the Company retains the risk and benefits of changes in interest rates within the pre-determined levels. The Company has also used interest rate floors to manage its exposure to declining mortgage interest rates of its mortgage servicing rights asset. These floors were terminated during 2001. The net amount payable or receivable from each Interest Rate Derivative contract is recorded as an adjustment to interest expense.

Historically, most of the Interest Rate Derivatives have been accounted for off-balance sheet since the Notional Principal Amount is never advanced from the Counter-party and, with the exception of the interest rate floor contracts, they qualified as Hedges under previous accounting standards. Upon the adoption of SFAS No. 133, as modified by SFAS No. 138, effective beginning January 1, 2001, all derivatives must be recognized at fair value on the Company's balance sheet. In the event a derivative does not qualify for Hedge accounting treatment pursuant to SFAS No. 133, changes in the fair value of the derivative are included in other income or expense as they occur. With the exception of the interest rate floors, all of the Company's Interest Rate Derivatives qualify and have been designated as cash flow Hedges pursuant to SFAS No. 133. Changes in the fair value of a cash flow Hedge that are due to the passage of time are recorded as other income or expense for each reporting period. The effective portion of the remaining changes in the fair value of the derivative are recorded in other comprehensive income (OCI), a component of stockholders' equity on the balance sheet. This amount is subsequently recognized as other income or expense in the same period as interest is accrued on the Hedged Items. Ineffective portions of changes in the fair value of cash flow Hedges are recognized in the other income or expense each period. Hedge ineffectiveness is caused when the change in expected future floating cash flows of the Hedged Item does not exactly offset the change in the expected future floating cash flows of the Interest Rate Derivative, and is generally due to differences in the interest rate indices or interest rate reset dates.

Also considered derivatives under SFAS No. 133 are 1-4 family residential mortgage loan commitments (the "Commitments") and forward mortgage loan sales (the "Forward Contracts") to the secondary market (collectively "Mortgage Loan Derivatives"). While historically Mortgage Loan Derivatives were accounted for off-balance sheet, they are now reported at fair value on the balance sheet pursuant to SFAS No. 133. Changes in the fair value of the Mortgage Loan Derivatives are included in other income or expense as they occur. However, since the Company's Forward Contracts qualify and have been designated as fair value Hedges of its portfolio of loans held for sale (the "Warehouse Loans") as well a Hedge of its Commitments, the Warehouse Loans are also adjusted to fair value. The change in fair value of Warehouse Loans is recorded in other income or expense as they occur. To the extent that the Company's Forward Contracts are highly effective, the changes in the fair value of the Forward Contracts will largely offset changes in the fair value of the Commitments and Warehouse Loans.

The judgements and assumptions that are most critical to the application of this accounting policy are those affecting the estimation of fair value, the timeliness, accuracy and completeness of required Hedge identification and documentation standards, and Hedge effectiveness. Fair value is usually obtained via quotes from the Counter-party and validated through independent sources. Factors that affect Hedge effectiveness include the initial selection of the derivative that will be used as a Hedge and how well changes in its cash flow or fair value has correlated and is expected to correlate with changes in the cash flow or fair value of the Hedged Item. Past correlation can be demonstrated, but expected correlation depends upon projections and trends that may not always continue within acceptable limits.

If different assumptions and conditions were to prevail, greater than expected inefficiencies could result, that if material, could invalidate continuation of Hedge accounting. The consequence of greater inefficiency and discontinuation of Hedge accounting is increased volatility to reported earnings. For cash flow Hedges, this would result as more or all of the change in the fair value of the affected derivative is required to be reported in other income or expense each period. For fair value Hedges, this would result as less or none of the change in the fair value of the derivative would be offset by changes in the fair value of the Hedged Item. Failure to timely, accurately and completely comply with Hedge identification and documentation standards could retroactively invalidate Hedge accounting treatment resulting in the restatement and increased volatility of reported earnings in amounts that could be material. See also Table 6 and Notes 5 and 11 of the Notes to Consolidated Financial Statements.

LEGAL AND OTHER CONTINGENCIES

The Company recognizes as a loss legal and other contingencies when, based upon available information, it is probable that a liability has been incurred and the amount or range of amounts can be reasonably estimated. Typically, these have been incidental to the Company's business, not rising to the level of a Critical Accounting Policy. Due to the size of Plaintiffs' claims, certain litigation related to the sale and financing of residential satellite dish systems in the state of Mississippi may not necessarily be incidental. See Note 20 of the Notes to Consolidated Financial Statements.

The judgements and assumptions that are most critical to the application of this accounting policy relate to the management's belief that an unfavorable outcome in this litigation beyond what the Company has offered as a settlement is not probable.

If different assumptions and conditions were to prevail, the final outcome could be different and have a material adverse affect on the Company's consolidated results of operations. It unlikely that changes will result in a final outcome that would have a material adverse effect on the Company's consolidated financial condition.

                             OVERVIEW OF OPERATIONS

AMCORE reported net income of $42.2 million for the year ended December 31, 2001. This compares to $43.1 million and $40.1 million reported for the years ended 2000 and 1999, respectively. This represents a decrease of $840,000 or 1.9% when comparing 2001 and 2000, and an increase of $2.9 million or 7.3% when comparing 2000 and 1999.

Diluted earnings per share for 2001 were a record $1.64 compared to $1.58 in 2000 and $1.40 in 1999. This represents an increase of $0.06 per share or 3.8%, when comparing 2001 and 2000, and $0.18 per share or 12.9%, when comparing 2000 and 1999. The 3.8% increase in earnings on a diluted per share basis contrasts with a 1.9% decrease on a dollar basis, reflecting a 1.5 million decrease in average diluted shares outstanding attributable to AMCORE's previously announced stock repurchase programs.

AMCORE's return on average equity for 2001 was 13.50% versus 14.92% in 2000 and 12.96% in 1999. AMCORE's return on average assets for 2001 was 1.04% compared to 1.00% in 2000 and 0.95% in 1999.

Both AMCORE and the BANK continue to exceed the minimum capital requirements established by regulators for banks and bank holding companies. In addition, the BANK continues to be "well capitalized" as defined by regulatory guidelines. See
Note 18 of the Notes to Consolidated Financial Statements.

RESTRUCTURING ACTIVITY

In 1999, AMCORE announced a new "Customer Focused Organizational Structure"
(CFOS) designed to improve efficiency, enhance responsiveness to local markets and increase shareholder value. During the second half of 1999 and throughout 2000, AMCORE merged its nine banks into one BANK charter, centralized retail and commercial loan operations, streamlined personal trust administration, centralized corporate support functions and converted data processing records into one bank. As of December 31, 2000, the CFOS restructuring was complete in all material respects.

During 1999, AMCORE recorded $3.3 million in net after-tax restructuring-related charges (the "Restructuring Charge") associated with the CFOS. The major components of the Restructuring Charge included employee severance and benefits, systems and integration costs, legal and professional fees and other related expenses. As of

December 31, 1999, $1.1 million net after-tax of the Restructuring Charge remained unpaid. During 2000, the Company recorded $258,000 in net after-tax reversals of excess Restructuring Charges (the "Restructuring Reversal"), reflecting lower than expected costs to complete the restructuring. As of the end of 2000, the entire Restructuring Charge had been paid or reversed.

Total staff reductions of 187 employees were planned. Through December 31, 2000, 96 employees had been terminated and paid severance benefits. An additional 91 employees had transferred to other open positions due to attrition or had voluntarily left the Company prior to the time severance benefits became payable. As of December 31, 2000, there were no further staff reductions planned.

See Note 16 to the Notes to Consolidated Financial Statements for a tabular presentation of the Restructuring Charge and Restructuring Reversal by major component.

During 2001, AMCORE announced additional business changes designed to strengthen the integration of banking and asset management services to its customers. To better support these structural changes, AMCORE streamlined its management team resulting in the departure of certain senior managers. Severance charges related to these structural changes were $464,000, after-tax (the "Severance Charge").

During 2001, AMCORE recognized $2.0 million in net security losses related to investment portfolio restructuring (the "Security Portfolio Restructuring") designed to reduce interest rate risk. The restructuring plan focused on securities having a higher degree of interest rate risk associated with changes in prepayment speeds and on securities with low yields and/or longer durations. The restructuring is intended to improve the stability and quality of future earnings and values, especially in periods of rising interest rates. The Security Portfolio Restructuring was in addition to AMCORE's strategy of reducing its investment portfolio as a means of providing liquidity, reducing its reliance on expensive wholesale funding and reducing interest rate risk (the "Security Portfolio De-leveraging" or "De-leveraging") and other security sales, which combined resulted in a net gain of $2.3 million. Net security losses for all of these activities were $303,000 for 2001.

BRANCH ACTIVITY

On October 11, 2000, AMCORE announced that it was considering the sale of ten Illinois branches (the "Branch Sales") as part of its strategic objective to invest in and reallocate capital to higher growth Midwestern markets. The branches included Aledo, Gridley, Mendota, Freeport, Mount Morris, Oregon, Ashton, Rochelle, Wyanet and Sheffield. AMCORE has since concluded that Mendota, Oregon and Freeport no longer fit in its contemplated divestiture program and are no longer being considered for sale. During 2001, the other seven branches were sold resulting in $6.3 million in after-tax gains, net of associated costs (the "Branch Gains"). For the seven branches sold, $65.1 million in loans, $170.8 million in deposits and $1.4 million in premises and equipment were transferred to the respective buyers.

On November 30, 2001, AMCORE announced its intentions to close its Huntley, IL branch effective March 31, 2002. While Huntley is a community with attractive long-term growth prospects, limitations of the particular location prevented the branch from achieving the growth targets set by AMCORE. The approximately 400 branch customers will be directed to other BANK branches, while the branch employees will be offered positions at other nearby branches.

During 2001, in furtherance of the Company's strategic objective to invest in and reallocate capital to higher growth Midwestern markets, the BANK opened two branches along the I-90 growth corridor - the Perryville branch on Rockford's fast growing east side and an office in Geneva, IL, an affluent suburb in Kane County (the "Branch Expansion"). In addition, a minimum of three additional branches and one commercial production office are planned for 2002. The branch sites will be in St. Charles, IL located between the Geneva and Elgin markets, McHenry, IL, and Madison, WI. The commercial production office will be located in Schaumburg, IL. All sites are in strong markets at or near where AMCORE has existing name recognition. The sites in Kane and McHenry counties are expected to add significantly to the BANK's presence in the Fox River Valley and further improve the BANK's strategic position along I-90 in the western Chicago suburbs. The site in Madison, a full-service banking facility, opened January 22, 2002 in one of Madison's most dynamic and fast growing areas along the beltway and joins two existing branches in the Madison market. The Schaumburg office opened January 18, 2002. An application is pending with the OCC for eventual expansion to a full-service branch.

LOAN SALES AND SECURITIZATIONS

During 2001 and 2000, the BANK sold $29.9 million and $100.3 million, respectively, of indirect automobile loans in securitization transactions (the "Auto Loan Sales"). Net after-tax gains of $494,000 and $812,000 were recorded for the respective years. Upon securitization, the BANK retained Servicing Rights, Interest Only Strips and Overcollateralization Assets. The Company's retained interests are subordinate to investors' interests. The value of the Company's Interest Only Strip is subject to prepayment risk and the value of the Overcollateralization Asset is subject to credit risk on the transferred auto loans. The investors and the securitization trust have no other recourse to the Company's other assets for failure of debtors to pay when due. See Note 8 of the Notes to Consolidated Financial Statements.

During 2000, the Bank securitized $51.5 million of 1-4 family mortgage loans (the "Mortgage Securitization"). No gain or loss was recognized during 2000, as the securities were retained by the BANK in its available for sale portfolio. These securities were disposed of during 2001 as part of the Security Portfolio Restructuring. There were no Mortgage Securitizations in 2001.

ACCOUNTING CHANGE

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. This Statement outlines accounting and reporting standards for derivative instruments and hedging activities. Net income for 2001 includes a cumulative effect of $225,000 net of tax, or $0.01 per diluted share, attributable to the adoption of the new accounting standard (the "Accounting Change"). See Notes 1 and 11 of the Notes to Consolidated Financial Statements.

EXTINGUISHMENT OF DEBT

During 2001, AMCORE retired, at par, $15.0 million in capital trust preferred securities with the coupon rate of 9.35 percent. This early extinguishment of long-term borrowings (the "Debt Extinguishment") resulted in an after-tax extraordinary charge of $204,000, or $0.01 per diluted share (the "Extraordinary Item"). The Extraordinary Item was attributable to unamortized pro-rata issuance costs and broker fees. See Note 10 of the Notes to Consolidated Financial Statements.

STOCK REPURCHASE PROGRAM

On April 23, 2001, AMCORE announced a stock repurchase program for up to five percent of its common stock or 1.29 million shares. As of January 1, 2001, AMCORE also had 627,000 shares remaining from the Company's August 8, 2000 stock repurchase authorization. Shares repurchased pursuant to these authorizations will become treasury shares and will be used for general corporate purposes, including the issuance of shares in connection with AMCORE's stock option plan and other employee benefit plans. As of December 31, 2001, 82,000 shares remained to be repurchased pursuant to the April 23, 2001 authorization, while all authorized shares had been repurchased pursuant to the August 8, 2000 authorization. During 2001, the Company repurchased 1.8 million shares at an average price of $21.42.

                EARNINGS REVIEW OF CONSOLIDATED INCOME STATEMENT

The following highlights a comparative discussion of the major components of net income and their impact for the last two years.

NET INTEREST INCOME

Net interest income is the difference between income earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. The interest income on certain loans and investment securities is not subject to Federal income tax. For analytical purposes, at December 31, 2001, 2000 and 1999, the interest income and rates on these types of assets are adjusted to a "fully taxable equivalent" or FTE basis. The FTE adjustment was calculated using AMCORE's statutory Federal income tax rate of 35%. Adjusted interest income is as follows (in thousands):

                                                                    YEARS ENDED DECEMBER 31,
                                                            ----------------------------------------
                                                              2001            2000            1999
                                                            --------        --------        --------
Interest Income Book Basis..............................    $281,112        $320,874        $300,322
FTE Adjustment..........................................       8,059           8,956           9,887
                                                            --------        --------        --------
Interest Income FTE Basis...............................     289,171         329,830         310,209
Interest Expense........................................     161,239         195,821         168,883
                                                            --------        --------        --------
Net Interest Income FTE Basis...........................    $127,932        $134,009        $141,326
                                                            ========        ========        ========

Net interest income on a fully taxable equivalent basis declined $6.1 million or 4.5% in 2001 compared to a decline of $7.3 million or 5.2% in 2000. The decline in net interest income in 2001 was attributable to lower average earning assets, partially offset by improved net interest spread. In 2000, the decline in net interest income was primarily the result of a lower net interest spread.

The net interest spread is the difference between the average rates on interest-earning assets and the average rates on interest-bearing liabilities. The interest rate margin represents net interest income divided by average earning assets. These ratios can also be used to analyze net interest income. Since a significant portion of the Company's funding is derived from interest-free sources, primarily demand deposits, other liabilities and stockholders' equity, the effective rate paid for all funding sources is lower than the rate paid on interest-bearing liabilities alone.

As Table 1 indicates, the interest rate spread improved 22 basis points to 2.88% in 2001 from 2.66% in 2000, which was a decline of 28 basis points from the 1999 level of 2.94%. The interest rate margin was 3.42% in 2001, an increase of 13 basis points from 3.29% in 2000. The 2000 level was a decline of 26 basis points from 3.55% in 1999.

The level of net interest income is the result of the relationship between the total volume and mix of interest-earning assets and the rates earned and the total volume and mix of interest-bearing liabilities and the rates paid. The rate and volume components associated with interest earning assets and interest-bearing liabilities can be segregated to analyze the year-to-year changes in net interest income. Changes due to rate/volume variances have been allocated between changes due to average volume and changes due to average rate based on the absolute value of each to the total change of both categories. Because of changes in the mix of the components of interest-earning assets and interest-bearing liabilities, the computations for each of the components do not equal the calculation for interest-earning assets as a total and interest-bearing liabilities as a total. Table 1 analyzes the changes attributable to the volume and rate components of net interest income.

CHANGES DUE TO VOLUME

In 2001, net interest income on an FTE basis decreased due to average volume by $11.6 million. This was comprised of a $26.4 million decline in interest income that was partially offset by a $14.8 million decrease in interest expense. In 2000, net interest income on an FTE basis increased due to average volume by $1.2 million. This was comprised of a $7.1 million increase in interest income that was partially offset by a $5.9 million increase in interest expense.

The 2001 decline in interest income of $26.4 million was driven by a $217.7 million or 8.0% decline in average loans and a $141.8 million or 11.0 % decline in average investment securities. The decrease in average loans was led by a $118.5 million average decrease in 1-4 family real estate loans due to refinancings and the Mortgage Securitization. Refinancings were prompted by falling mortgage interest rates which reached a forty-year low during 2001. Installment and consumer loan volume decreased $54.9 million, on average, as a result of the Auto Loan Sales. Commercial loan volume declined an average $26.5 million due to stricter pricing policies, tighter credit standards and the recession. These declines also reflect the impact of $65.1 million in loans transferred as part of the Branch Sales. The decline in average investment securities was the result of AMCORE's Security Portfolio Restructuring and De-leveraging strategies as well as prepayments driven by falling interest rates. Planned reductions have primarily focused on mortgage-related securities having a higher degree of interest rate risk associated with changing prepayment speeds. The strategy has also focused on reducing certain other securities with low yields and/or longer durations.

The 2001 decline in average earning assets led to a $287.4 million or 8.0% decrease in average interest-bearing liabilities and the resulting $14.8 million volume related reduction in interest expense. This was largely attributable to a $235.8 million average reduction in wholesale funding, including brokered deposits. This was a deliberate strategy aimed at reducing the Company's reliance on these higher-cost funding sources, which included the Debt Extinguishment, and to reduce interest rate risk. Also included in the decrease is the impact of $170.8 million in deposits that were assumed by the buyers as part of the Branch Sales.

The 2000 increase in interest income of $7.0 million resulted from a $142.7 million or 5.5% increase in average loans, partially offset by a $57.9 million or 4.3% decline in average investment securities. Average loan growth in 2000 was negatively affected by increasing interest rates, a slowing economy, adoption of a loan-pricing model that defines acceptable spreads and profitability for commercial lending, changes in retail loan pricing to increase loan rates based on creditworthiness and other risk factors, low rate financing incentives offered by car manufacturers, the Auto Loan Sales and the Mortgage Securitization. These factors combined to result in lower average loan growth in 2000, compared to 1999, when strong regional economies and sales incentives led to solid double-digit average loan growth. The decline in average investment securities for 2000 related to the Security Portfolio De-leveraging strategy.

The 2000 net increase in average earning assets was funded by a $128.7 million or 5.0% increase in average interest-bearing deposits. This led to the $5.9 million volume-related increase in interest expense.

CHANGES DUE TO RATE

During 2001, net interest income on an FTE basis increased due to average rates by $5.5 million when compared with 2000. This was comprised of a $14.3 million decline in interest income that was more than offset by a $19.8 million decrease in interest expense. During 2000, net interest income on an FTE basis decreased due to average rates by $8.5 million, when compared with 1999. This was comprised of a $12.6 million increase in interest income that was overshadowed by a $21.1 million increase in interest expense.

The yield on earning assets declined 36 basis points in 2001, compared to 2000. The yield on average loans fell by 43 basis points and was primarily attributable to commercial and commercial real estate loans. Falling interest rates during the year impacted pricing on new loan volume, variable priced loans and loans that refinanced during the year. The yield on average securities decreased by 26 basis points, also the result of declining interest rates. Yields on securities were also affected by the sale of higher risk securities in the Security Portfolio Restructuring and De-Leveraging as well as the pre-payment of higher yielding securities that occurred as interest rates fell.

The rate paid on interest bearing liabilities declined 58 basis points in 2001, compared to 2000. This was primarily due to decreased rates paid on deposits and short-term borrowings. The decrease in deposit costs was largely driven by the Company's indexed money market deposit accounts (AMDEX). The AMDEX accounts reprice monthly off the three-month Treasury bill discount rate, and have benefited from the decline in short-term interest rates. The decrease in short-term borrowing costs was mainly due to reverse repurchase agreements that renewed at lower rates, also due to the decline in short-term interest rates.

The yield on earning assets increased 31 basis points in 2000, compared to 1999. The yield on average loans improved by 25 basis points and was primarily attributable to residential and commercial real estate loans and commercial loans. Rising interest rates during the last half of 1999 and the first half of 2000 impacted pricing on new loan volume and loans that refinanced during the year, increasing average yields for the year. The yield on average securities increased by 30 basis points, also the beneficiary of increasing interest rates.

The rate paid on interest bearing liabilities increased 59 basis points in 2000, compared to 1999. This was primarily due to increased rates on deposits, with some additional increases due to short-term and long-term borrowings. Increased rates on interest-bearing deposits were most pronounced on the Company's AMDEX accounts, which, were adversely affected by higher short-term rates due to the inversion of the Treasury yield curve. Rates on time deposits were adversely affected by maturities and increasing volumes during a period of increasing interest rates. Increased rates paid on short-term debt were driven by AMCORE's repurchase agreements. Increased rates paid on long-term debt was primarily attributable to Federal Home Loan Bank (FHLB) advances, a significant portion of which were called and had to be replaced at higher rates during 2000 and the fourth quarter of 1999.

Decreased reliance on expensive wholesale funding, the Security Portfolio Restructuring and De-leveraging, reductions in lower yielding residential real estate loans due to refinancings and the Mortgage Securitization, the Branch Sales and Branch Expansion plus the launching of aggressive initiatives to grow core transactional deposits ("Make It Happen" and "Free Checking" initiatives) are expected to result in continued improvement in the quality and stability of net interest income. These deliberate actions by the Company, coupled with the current and projected interest rate environment, are expected to result in improved interest rate spreads and margins in 2002, compared to 2001. Among those factors that could cause margins and spreads to not improve as anticipated by the Company in 2002 include unexpected changes in interest rates, changes in the slope of the yield curve, the effect of prepayments or renegotiated rates, changes in the mix of earning assets and the mix of liabilities, increased leverage of capital and greater than expected delinquencies resulting in non-accrual status.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses (see Critical Accounting Policies discussion) was $16.7 million for 2001, an increase of $7.0 million or 72.0% from the $9.7 million in 2000. Increases in non-performing loans, net charge-offs and delinquencies compared to 2000, concentrations in industries that have been impacted more than others by the recession, coupled with overall concerns over the economy's impact, particularly in light of the unprecedented events on and subsequent to September 11, contributed to the increased provisions. During 2000, the provision decreased $840,000 or 8.0% from the $10.6 million in 1999. The 2000 decrease in provision was due to lower charge-offs and loan growth compared to 1999.

AMCORE recorded net charge-offs of $11.0 million, $7.9 million and $8.6 million in 2001, 2000 and 1999, respectively. Net charge-offs represented 44 basis points of average loans in 2001 versus 29 basis points in 2000 and 33 basis points in 1999. Commercial charge-offs increased during 2001, partially the result of settlements reached with several borrowers to terminate or avoid costly litigation or protracted negotiation. Retail and installment loans also experienced increased charge-offs in 2001, the result of increasing unemployment and the weakening economy that affected the borrower's ability to repay their loans. The decline in charge-offs in 2000, compared to 1999, was primarily the reflection of the charge-off of a single agricultural credit that occurred over these two years. Excluding the impact of that credit, charge-offs were relatively stable in 2000 compared to 1999.

The Allowance, as a percent of total loans, was 1.37%, 1.11%, and 1.03% at December 31, 2001, 2000, and 1999, respectively. The ratio of the Allowance to non-performing loans was 126.86% at year-end 2001, 132.12% at year-end 2000, and 159.16% at year-end 1999. The increase in the Allowance reflects the factors listed above as well as the decline in the loan portfolio. As noted previously, loans declined as a result of the Mortgage Securitization and refinancings, the Auto Loan Sales, the Branch Sales and the effect of the recession, including tightening credit standards and stricter pricing discipline.

Future growth in the loan portfolio, further or continued weakening in economic conditions or specific credit deterioration, among other things, could result in provisions for loan and lease losses in 2002 that are higher than those for 2001.

NON-INTEREST INCOME

Total non-interest income is comprised primarily of fee based revenues from trust and asset management, bank-related service charges on deposits and mortgage revenues. Net security gains or losses and increases in cash surrender value (CSV) of bank owned life insurance (BOLI) are also included in this category. For 2001, this category also included Branch Gains.

Non-interest income totaled $77.1 million in 2001, an increase of $15.9 million or 25.9% from the $61.2 million in 2000. The Branch Gains accounted for $10.6 million of the increase. The remaining $5.3 million increase was attributable to growth in mortgage revenues, increases in CSV of BOLI and increased service charges on deposits. These increases more than offset declines in trust and asset management income and security gains.

Non-interest income totaled $61.2 million in 2000, an increase of $3.0 million or 5.2% from the $58.2 million in 1999. Growth in trust and asset management revenues, increased service charges on deposits, higher security gains, gains from the Auto Loan Sales and increases in CSV of BOLI more than offset declines in mortgage revenues and insurance commissions.

Trust and asset management income, the largest source of fee based revenues, totaled $26.9 million in 2001, a decrease of $3.2 million or 10.7% from $30.1 million in 2000. This compares to growth in 2000 of $1.2 million or 4.2% from $28.9 million in 1999. The overall decline in the stock market during the past two years impacted equity values upon which fees are partially based. This, along with several larger employee benefit accounts lost, were the primary factors leading to the decline in trust and asset management revenues in 2001. The impact was lessened, however, because of the composition of the Company's asset management mix, which is divided among equity, fixed income and money market investments. Therefore, when one sector is experiencing pressure, as the equity markets have been recently, other sectors can lessen the impact. Thus, while the S&P 500 and the NASDAQ indices were down nearly 13% and 21% respectively, from December 31, 2000 to December 31, 2001, favorable results in the fixed income market helped the Company to limit the decrease in trust and asset management revenue to 10.7%. For 2000, investment performance was consistent with comparable competitive benchmarks, however, the challenging investment environment and volatile market conditions experienced throughout the year resulted in revenue growth that was less favorable when compared to 1999 and recent years.

On average, total assets under administration, which include managed and custodial assets, and assets under management were down for 2001 compared to 2000 due to the investment environment, market conditions and account attrition previously mentioned. Nevertheless, end-of-year balances for 2001 had recovered somewhat, showing only modest declines to $4.9 billion and $4.2 billion, respectively, compared to $5.0 billion and $4.4 billion at the end of 2000. In addition to overall market performance, trust and asset management revenues are dependent upon the Company's ability to attract and retain accounts, specific investment performance, plan terminations, corporate profit sharing contributions, and other economic factors. As witnessed in recent months, market performance can be affected by numerous uncontrollable factors such as the September 11th attacks and the war on terrorism, recent high-profile bankruptcies and the proliferation of "accounting irregularities" reported in the financial press.

Service charges on deposits totaled $14.8 million in 2001, an increase of $3.3 million or 28.6% from the $11.5 million in 2000. During 2000, service charges on deposits increased $1.3 million or 12.8% from $10.2 million in 1999. Non-sufficient funds, stop payment and return check fees, primarily personal accounts, and increased commercial account maintenance fees contributed to the increase in 2001 over 2000. Lower short-term interest rates reduced the value of account balances maintained to compensate the bank for deposit services, resulting in higher fees collected for account maintenance. Higher average deposit balances and improved overdraft handling procedures contributed to the increase in 2000 compared to 1999.

Mortgage revenues include fees generated from underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans, net of servicing rights amortization and impairment (see Critical Accounting Policies). Mortgage revenues were a record $8.5 million in 2001, an increase of $4.3 million or 103.2% from $4.2 million in 2000. During 2000, mortgage revenues declined $2.6 million or 38.5% from $6.8 million in 1999. Mortgage revenues for 2001 included $780,000 of net servicing rights impairment charges, whereas 1999 included a $1.2 million impairment reversal. No impairment charge or reversal was required in 2000. Declining mortgage interest rates resulted in record volumes of $634.2 million in 2001, compared to volume of $200.9 million in 2000. Continued strong performance is expected in 2002, although not at the record levels experienced in 2001 when refinancings represented 79% of total originations.

As of December 31, 2001, AMCORE had $8.8 million of capitalized mortgage servicing rights, net of a $780,000 impairment valuation allowance, with a fair value of $9.0 million. The unpaid principal balance of mortgage loans serviced for others, which are not included on the Consolidated Balance Sheets, was $905.0 million as of December 31, 2001. See Note 7 of the Notes to Consolidated Financial Statements.

BOLI income totaled $5.2 million in 2001, a $3.3 million or 173.1% increase over the $1.9 million in 2000. This compares to a $1.4 million increase in 2000 over the $514,000 reported in 1999. AMCORE uses BOLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. As of December 31, 2001, the CSV of BOLI stood at $100.0 million, which included the purchase of $40.0 million during 2001.

Other non-interest income includes customer service charges, credit card and merchant fees, ATM fees, brokerage commissions, insurance commissions, gains on fixed asset and loan sales and other miscellaneous income. In 2001, other non-interest income was $11.4 million, a $354,000 or 3.0% decrease from $11.8 million in 2000. In 2000, there was an increase of $430,000 or 3.8% from $11.3 million in 1999. The 2001 decrease was attributable to $656,000 less gains on loan sales that were primarily related to the Auto Loan Sales, decreased brokerage and insurance commissions of $449,000 combined, and $275,000 in losses attributable to derivative mark-to-market adjustments and hedge ineffectiveness. These declines were nearly offset by $1.0 million gain from cash received on the merger of an ATM service provider. Increases in 2000 included gains of $1.4 million from the Auto Loan Sales, which were partially offset by a $984,000 decrease in insurance commissions and a non-recurring gain in 1999 of $750,000. The decrease in insurance commissions was attributable to the August 1999 sale of AMCORE's insurance agency and lower credit life commissions associated with lower loan growth and increased rebates from early pay-offs and cancellations. The non-recurring gain resulted from the merger and reorganization of an ATM service provider in which AMCORE had an equity interest.

Net securities losses totaled $303,000 in 2001, compared to net gains of $1.8 million in 2000 and $530,000 in 1999. The level of security gains or losses is dependent on the size of the available for sale portfolio, interest rate levels, AMCORE's liquidity needs, and balance sheet risk objectives. In 2001, the Company's balance sheet risk objectives included the Security Portfolio Restructuring in addition to continuation of the Security Portfolio De-leveraging strategy that began in 1999.

OPERATING EXPENSES

Total operating expense was $123.6 million in 2001, an increase of $6.5 million from $117.1 million in 2000, which was a $6.7 million decrease from $123.8 million in 1999. Operating expenses in 2001 included the Severance Charge of $760,000. Operating expenses in 2000 were reduced by the Restructuring Reversal of $428,000. Operating expenses in 1999 included the Restructuring Charge of $5.3 million. The efficiency ratio, excluding the above-mentioned charges and reversals, the Branch Gain and the Security Portfolio Restructuring was 61.87% in 2001, 59.66% in 2000 and 59.19% in 1999.

Personnel costs, which include compensation expense and employee benefits, are the largest component of operating expenses. Personnel costs totaled $69.6 million in 2001, an increase of $2.6 million or 3.8% from $67.0 million in 2000, which was a $2.4 million or 3.4% decrease from $69.4 million in 1999. The 2001 increase was attributable to a $2.2 million increase in compensation expense and a $385,000 increase in employee benefits. The increase in compensation expense was due to the $760,000 Severance Accrual, $621,000 of normal merit and cost-of-living adjustments net of CFOS cost savings and lower costs due to the impact of the Branch Sales, increased commissions of $599,000 associated with the record mortgage volumes and $188,000 related to the 2000 Restructuring Reversal. Excluding the Severance Accrual, the volume related mortgage commissions increase and the Restructuring Reversal, compensation expense increased 1.2%. The increase in employee benefits was primarily due to increased profit sharing that was partially offset by decreased group medical costs associated with structural changes in the plan and other cost containment measures. For 2000, the decrease was attributable to the net effect of the 2000 Restructuring Reversal and the 1999 Restructuring Charge, which amounted to $2.3 million. Excluding this impact, cost savings from AMCORE's new CFOS structure essentially offset normal merit increases, cost-of-living adjustments, growth in the Trust and Asset Management segment that included a full year of ACV and a $1.1 million or 34.9% increase in employee health care costs.

Net occupancy expense was $7.6 million in 2001, an increase of $280,000 or 3.9% from 2000, following an increase of $560,000 or 8.3% from 1999 levels. The 2001 increase included the impact of the Branch Expansion net of less than full year costs related to the Branch Sales. The 2000 increase was due in part to the expansion of the Crystal Lake, IL facility, rental expenses associated with a new branch in Huntley, IL and rental expenses related to the centralization of loan operations, partially offset by the elimination of one branch.

Equipment expense decreased $501,000 or 5.9% to $8.0 million in 2001. This followed a $545,000 or 6.0% decrease in 2000. The 2001 decrease was primarily related to lower depreciation on furniture, fixtures and electronic data processing equipment including software costs. This followed a similar decrease in 2000, the result of higher electronic data processing equipment depreciation and software amortization and maintenance in 1999 associated with the upgrade of internal local area networks and Year 2000 compliance solutions.

Data processing expenses include expenses related to core bank data processing, trust and other external processing systems. This category increased $201,000 or 3.4% to $6.0 million in 2001. Expenses in 2000 were $5.8 million, a

$1.3 million or 18.3% decrease from $7.2 million in 1999. Excluding the impact of the Restructuring Reversal of $98,000 in 2000 and the Restructuring Charge of $1.1 million in 1999, data processing expenses increased only $103,000 or 1.7% in 2001 and decreased $84,000 or 1.4% in 2000. The modest increase in 2001 and the decrease in 2000 reflect processing and programming efficiencies associated with the CFOS structure. Also reflected in the 2000 decrease are non-recurring costs incurred in 1999 associated with the Midwest Federal Financial Corporation (Midwest) systems conversion, development of the online banking product and the Year 2000 initiative.

Professional fees totaled $4.1 million in 2001, an increase of $343,000 or 9.1% from 2000. This was due to increased legal fees, primarily associated with credit collection activities, and a $139,000 Restructuring Reversal in 2000. Professional fees were $3.8 million in 2000, a decrease of $1.5 million or 28.4% from 1999. The decrease was primarily attributable to the combined effect of 2000 Restructuring Reversal and the 1999 Restructuring Charge in the amount of $1.3 million.

Communication expense was $3.9 million in 2001, a decrease of $49,000 or 1.2% from 2000. Increased postage and courier services were more than offset by lower telephone costs. Communication expense was $4.0 million in 2000, a decrease of $111,000 or 2.7% from 1999. The 2000 decrease was due to lower postage costs and lower internal communication costs.

Advertising and business development expenses were $4.6 million in 2001, an increase of $797,000 or 21.0% from 2000. Increased direct mail campaigns were the principal reasons for the increase, partially offset by decreased customer relations spending. The increase in direct mail campaigns was related to the BANK's Make It Happen and Free Checking initiatives. Advertising and business development expenses were $3.8 million in 2000, an increase of $200,000 or 5.6% from 1999. Higher community public relations costs were the primary reason for the increase.

Intangibles amortization was $2.1 million in 2001, the same level as 2000. Intangibles amortization increased $115,000 in 2000 to $2.1 million, a 5.8% increase from 1999. The increase was associated with increased goodwill resulting from the payment of contingent purchase price for the IMG acquisition. Effective January 1, 2002, as required under SFAS No. 142, "Goodwill and Other Intangible Assets", issued by the Financial Accounting Standards Board in 2001, the Company will discontinue the amortization of goodwill. The resulting decrease in annual amortization is estimated to be $1.9 million that resulted from business combinations prior to the adoption of SFAS No. 141, "Business Combinations". Upon adoption of SFAS No. 142, unamortized goodwill with an expected net carrying value of $15.6 million will be evaluated for impairment on an ongoing basis. No immediate impairment is expected upon adoption of SFAS No. 142, however, the Company continues to evaluate the additional effect, if any, that adoption will have on the Company's consolidated financial statements. See
Note 1 of the Notes to Consolidated Financial Statements.

Other expenses were $17.7 million in 2001, an increase of $2.9 million or 19.5%, following a decrease of $1.8 million or 10.6% in 2000. Higher loan processing expenses of $1.8 million, mainly related to heightened mortgage origination and refinancing, plus $735,000 in increased credit losses and expenses from foreclosed real estate were primarily responsible for the increase. Other factors included increased charitable contributions, Branch Expansion expenses and accruals for legal contingencies. Excluding the Restructuring Reversal and Restructuring Charge, the 2000 decrease was $1.1 million or 6.9%. The decrease related to lower loan processing and collection expenses and decreased recruiting and training costs.

INCOME TAXES

Income tax expense totaled $14.4 million in 2001, compared with $16.4 million and $15.1 million in 2000 and 1999, respectively. The effective tax rates, which for 2001 includes $130,000 of tax benefit and $144,000 of tax expense for the Extraordinary Item and the Accounting Change, respectively, were 25.4%, 27.5%, and 27.3% in 2001, 2000, and 1999, respectively. The effective tax rate was less than the statutory tax rates due primarily to investments in tax-exempt municipal bonds and loans and increases in CSV on BOLI. The decrease in effective tax rate in 2001 primarily resulted from increases in CSV on BOLI.

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

The financial results reflect direct revenue, expenses, assets and liabilities. The accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements. In addition, intersegment revenue and expenses are allocated based on an internal cost basis or market price when available. For ease of comparison, the discussion of each segment, including the segment profit percentage, focuses on earnings before the Accounting Change, Extraordinary Item, Restructuring Charge and Restructuring Reversal (the "Operating Profit").

BANKING SEGMENT

The Banking segment provides commercial and retail banking services through its 62 banking locations in northern Illinois and south central Wisconsin and the FINANCE subsidiary. The services provided by this segment include lending, deposits, cash management, safe deposit rental, automated teller machines, and other traditional banking services.

The Banking segment's Operating Profit for 2001 was $41.6 million, an increase of $505,000 or 1.2% from 2000. This followed an increase in 2000 of $678,000 or 1.7% from 1999. For 2001, declining net interest income, an increase in the provision for loan and lease losses and higher operating expenses were more than offset by increased non-interest income.

Net interest income declined by $6.5 million in 2001. The decline was driven by a $217.7 million or 8.0% decline in average loans and a $141.8 million or 11.0% decline in average investment securities net of a $287.4 million or 8.0% decrease in average interest-bearing liabilities. This volume related decrease in net interest income was partially offset by a 22 basis point improvement in net interest spread.

Non-interest income, excluding a $343,000 Accounting Change in 2001, increased by $16.1 million in 2001. The increase is primarily the result of the Branch Gains, an increase in CSV on BOLI, higher service charges on deposits, and a gain from cash received on the merger of an ATM service provider. These were partially offset by losses incurred on the sale of securities in 2001 compared to gains recognized in 2000 and a lower level of gains from Auto Loan Sales in 2001 versus 2000. The loss on the sale of securities in 2001 was driven by the Security Portfolio Restructuring.

The provision for loan and lease losses was $16.7 million for 2001, an increase of $7.0 million or 72.0% from $9.7 million in 2000. Increases in non-performing loans, net charge-offs and delinquencies compared to 2000, concentrations in industries that have been impacted more than others by the recession, coupled with overall concerns over the economy's impact, particularly in light of the unprecedented events on and subsequent to September 11, contributed to the increased provisions.

Operating expenses, excluding a Restructuring Reversal of $469,000 in 2000, increased $2.4 million in 2001. The increase was primarily related to the Severance Accrual, increased profit sharing expense, increased costs associated with collection activities including legal fees and foreclosed real estate losses and expenses, higher direct mail promotions in connection with the Make It Happen and Free Checking initiatives, and Branch Expansion costs. These were partially offset by decreases in group medical costs, equipment expense and director fees. Excluding the Severance Accrual, employee salaries and wages were flat year-to-year, reflecting the efficiencies of the CFOS.

The Banking segment represented 86.8%, 84.9% and 83.1% of total segment Operating Profit in 2001, 2000 and 1999, respectively.

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

The Trust and Asset Management segment's Operating Profit for 2001 was $3.5 million, a decrease of $2.4 million or 40.5% from 2000. Operating Profit for 2000 was essentially flat with 1999. The 2001 decrease was primarily attributable to lower revenues.

Trust and Asset Management segment revenues totaled $28.9 million in 2001, a decrease of $3.4 million or 10.6% from $32.3 million in 2000. The overall decline in the stock market during the past two years impacted equity values upon which fees are partially based. This, along with the loss of several larger employee benefit accounts that occurred at the end of 2000, were the primary factors leading to the decline in trust and asset management revenues in 2001. The impact was lessened, however, because of the composition of the Company's asset management mix, which is divided among equity, fixed income and money market investments. Therefore, when one sector is experiencing pressure, as the equity markets have been recently, other sectors can lessen the impact. Thus, while the S&P 500 and the NASDAQ indices were down nearly 13% and 21% respectively, from December 31, 2000 to December 31, 2001, favorable results in the fixed income market helped to limit the decrease in trust and asset management revenue to 10.6%.

Excluding the 2000 Restructuring Charge, operating expenses increased $502,000 or 2.3% to $22.5 million in 2001, up from $22.0 million in 2000. The increase was primarily attributable to increased relocation costs, data processing expenses and goodwill amortization.

As of December 31, 2001, assets under management totaled $4.2 billion including $1.2 billion in the AMCORE family of Vintage Mutual Funds. Total assets under administration, which include managed assets and custody assets, total $4.9 billion.

The Trust and Asset Management segment represented 7.2%, 12.0%, and 12.5% of total segment Operating Profit in 2001, 2000 and 1999, respectively.

MORTGAGE BANKING

The Mortgage Banking segment provides a variety of mortgage lending products to meet its customer needs. It sells these loans to the BANK and the secondary market and continues to service most of the loans sold.

The Mortgage Banking segment's Operating Profit was $2.9 million in 2001, an increase of $1.3 million or 88.3% from 2000. This segment's Operating Profit decreased $447,000 or 22.8% in 2000 compared to 1999. As of December 31, 2001, the Mortgage segment serviced $1.35 billion of residential mortgage loans, including mortgage loans held for sale. This represented an increase of $8.6 million or 0.6% over $1.34 billion at December 31, 2000. Included in the 2001 and 2000 totals were loans serviced for the BANK of $342.3 million and $480.5 million, respectively.

The Mortgage Banking segment revenues, net of $5.6 million in servicing rights amortization and impairment, were $14.5 million in 2001, an increase of $6.5 million or 81.6% from $8.0 million in 2000. The $8.0 million in revenues in 2000 were net of servicing rights amortization of $1.4 million. Excluding servicing rights amortization and impairment, gross revenues for 2001 and 2000 were $20.1 million and $9.4 million, respectively. This represented an increase of $10.7 million or 113.8% as falling mortgage interest rates led to record origination and refinancing volumes of $634.2 million in 2001. Higher servicing rights amortization and impairment were caused by increased pre-payment speed assumptions resulting from the declining interest rate environment.

The increase in origination volumes and refinancing activity caused a corresponding increase in variable production related personnel, loan processing and BANK commission expenses. These factors contributed to a $4.3 million increase in operating expenses.

The Mortgage Banking segment represented 6.0%, 3.1% and 4.4% of total segment Operating Profit in 2001, 2000 and 1999, respectively.

               BALANCE SHEET REVIEW AND LIQUIDITY RISK MANAGEMENT

Liquidity represents the availability of funding to meet the obligations to depositors, borrowers, and creditors at a reasonable cost without adverse consequences. Accordingly, the funding base and asset mix influences the liquidity position.

The parent company requires adequate liquidity to pay its expenses, repay debt when due and pay stockholder dividends. Liquidity is primarily provided to the parent through its subsidiaries in the form of dividends. In 2001, dividends from subsidiaries amounted to $45.1 million, compared to $47.6 million in 2000. Other liquidity is provided by access to the capital markets, cash balances in banks, liquidating short-term investments, commercial paper borrowings and lines of credit with correspondent banks. While the BANK is limited in the amount of dividends it can pay, as of December 31, 2001, approximately $14.9 million was available for payment to the parent in the form of dividends without prior regulatory approval.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents increased $15.4 million from December 31, 2000 to December 31, 2001, as the net cash provided from investing activities of $226.0 million more than offset the net cash used for financing activities of $203.4 million, plus the net cash used in operating activities of $7.2 million during 2001. This compares to a decline in cash and cash equivalents of $60.3 million from December 31, 1999 to December 31, 2000, as the net cash provided from operating activities of $60.6 million plus the net cash provided by investing activities of $66.1 million was more than offset by net cash used for financing activities of $187.0 million in 2000.

The $7.2 million of cash used in operating activities during 2001 contrasts with $60.6 million in net cash provided during 2000, representing a $67.8 million decrease in cash provided between the two years. The change was primarily attributable to a $62.3 million increase in originations of loans held for sale, net of increased proceeds from the sale of such loans.

The $226.0 million of cash provided by investing activities during 2001 compares with $66.1 million provided in 2000, for an increase of $159.9 million in cash provided between the two years. This was primarily the result of a $71.7 million net decrease in federal funds sold and other short-term investments, a $43.8 million increase in the amount of proceeds from investment sales and maturities that were not reinvested pursuant to the Company's Security Portfolio Restructuring and De-leveraging strategies, a $34.0 million decrease in interest earning deposits in banks and an increase of $12.3 million in net cash provided by loans and leases.

The $203.4 million of cash used for financing activities during 2001 compares to $187.0 million used during 2000, or an increase of $16.4 million in cash used. This was primarily the result of a $207.1 million net decrease in cash provided by demand, savings and time deposit accounts, plus $93.1 million in cash required to fund the Branch Sales. These were partially offset by a $243.2 million net increase in short-term borrowings, a $32.9 million net decrease in payments on long-term borrowings and a $7.4 million net increase in cash required for net treasury stock purchases.

SECURITIES

Total securities as of December 31, 2001 were $1.09 billion, a decrease of $146.7 million or 11.9% from the prior year-end. At December 31, 2001 and 2000, the total securities portfolio comprised 29.6% and 31.3%, respectively, of total earning assets.

In connection with the adoption of SFAS No. 133 on January 1, 2001, $10.7 million of held to maturity securities were reclassified to available for sale. Thus, as of December 31, 2001, all securities are classified as available for sale. The Company believes the reclassification will improve AMCORE's ability to manage interest rate and liquidity risk. Fluctuations in the unrealized gain or loss component of total stockholders' equity may result; however, federal banking regulations generally exclude this component from regulatory risk-based capital calculations.

The securities portfolio serves an important role in the overall context of balance sheet management in terms of balancing capital utilization and liquidity needs. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment. The portfolio's scheduled maturities and the prepayment of mortgage and asset backed securities represent a significant source of liquidity. Approximately $36.1 million, or 3.3%, of the securities portfolio will contractually mature in 2002. This does not include mortgage and asset backed securities. Mortgage and asset backed security maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

Mortgage and asset backed securities as of December 31, 2001 totaled $751.4 million and represent 69.1% of total securities. The distribution of mortgage and asset backed securities includes $501.6 million of U.S. government agency mortgage-backed pass through securities, $207.7 million of agency collateralized mortgage obligations and $42.1 million of private issue collateral mortgage obligations, all of which are rated AAA except for $14.1 million of securities rated either Aa2 and A2.

At December 31, 2001, securities available for sale totaled $1.09 billion, which included gross unrealized gains of $10.7 million and gross unrealized losses of $6.2 million, of which the combined effect, net of tax, is included as accumulated other comprehensive income in stockholders' equity. For comparative purposes, at December 31, 2000, gross unrealized gains of $11.0 million and gross unrealized losses of $10.6 million were included in the securities available for sale portfolio. There were no held to maturity securities at December 31, 2001. As of December 31, 2000, held to maturity securities totaled $10.7 million, which did not include $51,000 of gross unrealized gains and $77,000 of gross unrealized losses. For further analysis of the securities portfolio see Table 4 and Note 3 of the Notes to Consolidated Financial Statements.

LOANS AND LEASES

Loans represent the largest component of AMCORE's earning asset base. At year-end 2001, total loans and leases were $2.48 billion, a decrease of $148.4 million or 5.6% as compared to 2000. Average loans decreased $217.7 million or 8.0% during 2001. See Table 2 and Note 4 of the Notes to Consolidated Financial Statements.

Total real estate loans, primarily residential real estate, declined $210.9 million, due to refinancings and the Branch Sales. Refinancings were prompted by falling mortgage interest rates that at one point during 2001 were at a forty-year low. Residential mortgage loans are originated by AMCORE's mortgage affiliate, of which non-conforming adjustable rate, fixed-rate and balloon residential mortgages are normally sold to the BANK. The conforming adjustable rate, fixed-rate and balloon residential mortgage loans are sold in the secondary market to eliminate interest rate risk, generate gains on the sale of these loans, as well as servicing income. All loans of the mortgage affiliate are considered held for sale and are recorded at the lower of cost or market value.

The decline in real estate loans was partially offset by a $53.4 million or 13.7% increase in installment and consumer loans and an $8.7 million or 1.3% increase in commercial and industrial loans. Consumer and installment loan growth was primarily the result of cessation of the Auto Loan Sales program during 2001. Commercial loan growth was affected by stricter pricing policies, tighter credit standards, the recession and the impact of the Branch Sales.

The scheduled repayments and maturities of loans represent a substantial source of liquidity. Table 3 shows selected loan maturity data as of December 31, 2001.

DEPOSITS

Total deposits at December 31, 2001, were $2.89 billion, a decrease of $249.8 million or 7.9% when compared to 2000. Average deposits decreased $148.8 million or 4.8% during 2001.

Core deposits, which include demand deposits, consumer time deposits, and savings deposits are considered by management to be the primary and most stable source of funding. Total core deposits were $2.36 billion at the end of 2001, a $100.9 million or 4.1% decrease from the prior year-end. The decline is attributable to the Branch Sales. Excluding the impact of the Branch Sales, core deposits increased $52.3 million during 2001. Core deposits represent 81.6% and 78.3% of total deposits at December 31, 2001 and 2000, respectively. Large certificates of deposit, brokered deposits, and time deposits from governmental entities supplement these core deposits. These non-core deposits were $533.6 million at year-end 2001, a decrease of $148.9 million over the prior year-end. Table 5 shows the maturity distribution of time deposits $100,000 and over.

BORROWINGS

Borrowings totaled $743.9 million at year-end 2001 and were comprised of $475.7 million of short-term and $268.2 million of long-term borrowings. See Notes 9 and 10 of the Notes to Consolidated Financial Statements.

AMCORE has $25.0 million of capital securities outstanding through AMCORE Capital Trust I (Trust), a statutory business trust, of which all common securities are owned by AMCORE. The capital securities pay cumulative cash distributions semiannually at an annual rate of 9.35%. The securities are redeemable from March 25, 2007 until March 25, 2017, at a declining premium of 104.675% to 100.0% of the principal amount. After March 25, 2017, they are redeemable at par until June 15, 2027, when redemption is mandatory. The capital securities qualify as Tier 1 capital for regulatory purposes. During 2001, AMCORE retired at par $15.0 million in capital trust preferred securities with the coupon rate of 9.35 percent. Prior to the Debt Extinguishment that occurred in 2001, $40.0 million of capital securities were outstanding.

The parent company has a commercial paper placement agreement with an unrelated financial institution that provides for the issuance of non-rated short-term unsecured debt obligations at negotiated rates and terms, not to exceed $50.0 million. In the event the agent is unable to place the parent company's commercial paper on a particular day, the proceeds are provided by overnight borrowings on a reciprocal line of credit with the same financial institution. At December 31, 2001, $31.3 million in commercial paper was outstanding.

                ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

AMCORE's credit risk is centered in the loan and lease portfolio which on December 31, 2001 totaled $2.48 billion, or 67.5%, of earning assets. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer's failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The determination by management of the appropriate level of the Allowance (see Critical Accounting Policies discussion) amounted to $33.9 million at December 31, 2001, compared to $29.2 million at December 31, 2000, an increase of $4.8 million or 16.4%. A detailed analysis of the Allowance and the allocation of the Allowance by category for the past five years are shown in Table 2.

Allocations of the Allowance for commercial, financial and agricultural loans increased $3.1 million. The increase was primarily attributable to increased concentrations, particularly with respect to the Company's agricultural portfolio, and increasing delinquencies. Allocations of the Allowance for real estate loans increased $586,000 to reflect increased concentrations, particularly gas stations/convenience stores, and other management factors. Allocations of the Allowance for installment and consumer loans increased $1.0 million. This increase was attributable to the impact of historical loss factors on increasing balances and increasing delinquencies. Allocations for impaired loans increased $639,000 during the year. The increase was driven almost exclusively by the addition of an auto dealership floor plan loan. Excluding this impaired credit, the number and average balance of impairment allocations per credit were relatively unchanged year-to-year. The amount of the unallocated Allowance declined $550,000 from one year ago.

As of December 31, 2001, the Allowance as a percent of total loans and of non-performing loans was 1.37% and 126.86%, respectively. These compare to the same ratios for the prior year of 1.11% and 132.12%. Net charge-offs as a percent of average loans increased to 0.44% for 2001 versus 0.29% in 2000. Commercial net charge-offs increased during 2001, partially the result of settlements reached with several borrowers to terminate or avoid costly litigation or protracted negotiation. Retail and installment loans also experienced increased net charge-offs in 2001, the result of increasing unemployment, the weakening economy and higher energy costs that affected the borrower's ability to repay their loans. Real estate net charge-offs increased reflecting the impact of increasing delinquencies and foreclosures.

NON-PERFORMING ASSETS

Non-performing assets consist of non-accrual loans, loans with restructured terms, other real estate owned and other foreclosed assets. Non-performing assets totaled $33.8 million as of year-end 2001, an increase of $7.3 million or 27.8% from the $26.4 million at year-end 2000. Total non-performing assets represent 0.84% and 0.62% of total assets at December 31, 2001 and December 31, 2000, respectively.

Non-performing loans increased $4.7 million or 21.2% to total $26.8 million at December 31, 2001, when compared to the prior year-end. As of December 31, 2001, non-performing loans to total loans were 1.08% compared to 0.84% at year-end 2000. Table 2 presents non-performing loans for each of the past five years.

Foreclosed real estate and other foreclosed assets increased $2.7 million, or 60.8%, to $7.0 million at December 31, 2001, when compared to year-end 2000. The increase is attributable to two large foreclosures; a hotel loan and a condominium complex.

Loans 90 days or more past due and still accruing interest were $14.0 million at December 31, 2001, an increase of $865,000 from the $13.1 million at December 31, 2000. These amounts represented 0.56% and 0.50% of loans outstanding as of the end of 2001 and 2000, respectively.

CONCENTRATION OF CREDIT RISKS

As previously discussed, AMCORE strives to maintain a diverse loan and lease portfolio in an effort to minimize the effect of credit risk. Summarized below are the characteristics of classifications that exceed 10% of total loans.

Commercial, financial, and agricultural loans were $705.8 million at December 31, 2001, and comprised 28.5% of gross loans, of which 1.46% were non-performing. Net charge-offs of commercial loans represented 0.70% during 2001, and 0.39% during 2000, of the year-end balance of the category.

Construction, commercial real estate loans, and loans for farmland were $825.3 million at December 31, 2001, comprising 33.3% of gross loans, of which 1.09% were classified as non-performing. Net charge-offs of this category of loans represent 0.18% during 2001, and 0.09% during 2000, of the year-end balance of the category.

Residential real estate loans, which includes home equity and permanent residential financing, totaled $500.1 million at December 31, 2001, and represent 20.2% of gross loans, of which 1.12% were non-performing. Net charge-offs of residential real estate loans represent 0.17% of the category total in 2001 and 0.12% of the year-end balance in 2000.

Installment and consumer loans were $444.4 million at December 31, 2001, and comprised 17.9% of gross loans, of which 0.32% were non-performing. Net charge-offs of consumer loans represented 0.83% and 0.88% of the year-end category total for 2001 and 2000, respectively. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $334.8 million at December 31, 2001. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of credit.

                               CAPITAL MANAGEMENT

Total stockholders' equity at December 31, 2001, was $301.7 million, a decrease of $6.8 million or 2.2% from December 31, 2000. The decrease in stockholders' equity was primarily due to the acquisition of treasury shares in conjunction with announced share repurchase programs and normal dividend distributions, that were nearly offset by net earnings for the year.

AMCORE paid $16.3 million of cash dividends during 2001, which represent $0.64 per share, or a dividend payout ratio of 38.6%. This compares to $0.64 per share paid in 2000, which represented a payout ratio of 40.0%. The book value per share increased $0.39 per share to $12.26 at December 31, 2001, up from $11.87 at December 31, 2000.

On April 23, 2001, AMCORE announced a stock repurchase program for up to five percent of its common stock or 1.29 million shares. As of January 1, 2001, AMCORE also had 627,000 shares remaining from the Company's August 8, 2000 stock repurchase authorization. Shares repurchased pursuant to these authorizations will become treasury shares and will be used for general corporate purposes, including the issuance of shares in connection with AMCORE's stock option plan and other employee benefit plans. As of December 31, 2001, 82,000 shares remained to be repurchased pursuant to the April 23, 2001 authorization, while all authorized shares had been repurchased pursuant to the August 8, 2000 authorization. During 2001, the Company repurchased 1.8 million shares at an average price of $21.42.

AMCORE has outstanding $25.0 million of capital securities through AMCORE Capital Trust I (Trust), a statutory business trust, of which all common securities are owned by AMCORE. The capital securities qualify as Tier 1 capital for regulatory capital purposes.

Stockholders' equity includes accumulated other comprehensive income which is comprised primarily of unrealized holding gains and losses of securities classified as available for sale and the effective component of unrealized gains and losses attributable to cash flow hedges. During 2001, other comprehensive income decreased $635,000. The decrease was attributable to $3.1 million of unrealized net losses in connection with cash flow hedges and a $2.4 million net increase in the fair value of available for sale securities.

The BANK is considered a "well-capitalized" institution based on regulatory guidelines. AMCORE's leverage ratio of 7.84% at December 31, 2001 exceeds the regulatory guidelines of 5% for well-capitalized institutions. AMCORE's ratio of Tier 1 capital at 10.53% and total risk based capital at 11.68% significantly exceed the regulatory minimums (as the following table indicates), as of December 31, 2001. See Note 18 of the Notes to Consolidated Financial Statements.

                                              DECEMBER 31, 2001     DECEMBER 31, 2000
                                              -----------------     -----------------
                                               AMOUNT    RATIO       AMOUNT    RATIO
                                              --------   ------     --------   ------
                                                          (IN THOUSANDS)
Tier 1 Capital                                $310,378   10.53%     $331,009   11.27%
Tier 1 Capital Minimum                         117,871    4.00%      117,494    4.00%
                                              --------   ------     --------   ------
Amount in Excess of Regulatory Minimum        $192,507    6.53%     $213,515    7.27%
                                              ========   ======     ========   ======

                                               AMOUNT     RATIO      AMOUNT     RATIO
                                             ----------   ------   ----------   ------
Total Capital                                $  344,318   11.68%   $  360,166   12.26%
Total Capital Minimum                           235,742    8.00%      234,988    8.00%
                                             ----------   ------   ----------   ------
Amount in Excess of Regulatory Minimum       $  108,576    3.68%   $  125,178    4.26%
                                             ==========   ======   ==========   ======
Risk Adjusted Assets                         $2,946,769            $2,937,355
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

In the near-term, AMCORE expects that its interest-rate risk will be greater should interest rates continue to decline. This is a change from recent years where the Company was most vulnerable to increasing interest rates. The Company benefited from the steep and rapid decline in short-term interest rates that occurred during 2001, as deposits and short-term borrowings repriced more rapidly than loans. Continued declines in rates, however, could result in narrowing of the interest rate spread as there is more room for rates to fall on loans than is likely on deposits and borrowings.

While AMCORE manages other risks in its normal course of operations, such as credit and liquidity risk, it considers interest-rate risk to be its most significant market risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of AMCORE's business activities and operations. In addition, since AMCORE does not hold a trading portfolio, it is not exposed to significant market risk from trading activities. During 2001, there were no material changes in AMCORE's primary market risk exposures. Interest-rate risk, as described above, continues to be AMCORE's most significant market risk. Based upon current expectations, no material changes are anticipated in the future in the types of market risks facing AMCORE.

Table 6 and Note 5 of the Notes to Consolidated Financial Statements summarize AMCORE's market risk and interest sensitivity position as of December 31, 2001. The amounts and assumptions should not be relied upon as indicative of expected actual results since, like most financial institutions, AMCORE's net interest income can be significantly impacted by external factors. These factors include, but are not limited to: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities re-price, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve and changes in basis.

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

The Company may, from time-to-time, use derivative contracts to help manage its exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives used most often are interest rate swaps, caps, collars and floors (collectively "Interest Rate Derivatives"), mortgage loan commitments and forward contracts. Interest Rate Derivatives are contracts with a third party (the "Counter-party") to exchange interest payment streams based upon an assumed principal amount (the "Notional Principal Amount"). The Notional Principal Amount is not advanced from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams.

Management will, from time-to-time, use derivative contracts to help manage its exposure to interest rate risk by modifying the existing interest rate risk characteristics of certain assets and liabilities. The derivatives most commonly utilized in the asset/liability management program are described in Critical Accounting Policies, "Derivative Financial Instruments and Hedging Activities",
Item 7, Management Discussion and Analysis. AMCORE does not have any derivatives that are held or issued for trading purposes. The only credit risk exposure AMCORE has is in relation to the counter-parties which all have investment grade credit ratings. All counter-parties are expected to meet any outstanding interest payment obligations.

The total notional amount of swap contracts outstanding was $130.0 million and $190.0 million as of December 31, 2001 and 2000, respectively. As of the end of 2001, swap contracts had an aggregate negative carrying and fair value of $5.2 million. The total notional amount of collars outstanding was $10.0 million at December 31, 2001, versus $85.0 million outstanding as of the end of 2000. As of the end of 2001, these collars had an aggregate negative carrying and fair value of $168,000. The total notional amount of caps outstanding was $60.0 million at December 31, 2001, with $160.0 million of outstanding caps as of the end of 2000. As of the end of 2001, the caps had an aggregate carrying and fair value of $278,000. The total notional amount of floors outstanding was zero at December 31, 2001 and $20.0 million at December 31, 2000. For further discussion of derivative contracts, see Notes 5 and 11 of the Notes to the Consolidated Financial Statements.

Based upon an immediate increase in interest rates of 200 basis points and no change in the slope of the yield curve, the potential decrease in net income for 2002 would be approximately $1.0 million. This analysis assumes no growth in assets or liabilities and replacement of maturing instruments with like-kind instruments. At the end of 2000, comparable assumptions would have resulted in a potential decrease in 2001 net income of $8.9 million. Thus, AMCORE's earnings at risk from a rising rate scenario are considerably less at the end of 2001 than they were at the end of 2000. While the Company's short-term funding base remains sensitive to increasing interest rates, the impact is lessened due to scheduled maturities of high-rate CDs whose runoff rates are higher than the shocked replacement rates. Additional factors influencing the improvement over the end of 2000 is an increasing floating-rate composition of commercial loans and the origination of longer-term CDs intended to lengthen funding maturities and fix interest costs over a longer term.

Conversely, an immediate decrease in interest rates of 200 basis points and no change in the slope of the yield curve would result in a potential decrease in net income for 2002 of $7.3 million. Rates on certain shorter-term deposit liabilities were not reduced below zero percent. The same assumptions at the end of 2000 would have resulted in a potential decrease in net income of $582,000. AMCORE's sensitivity to declining interest rates has increased markedly since 2000. With further declines in interest rates, assets yields would outpace liability rate reductions due to compression on non-maturity and indexed liability products. The increasing mix of floating-rate commercial loans and negative convexity of mortgage products compound this impact.

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

                                    TABLE 1
           ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

                                                                   YEARS ENDED DECEMBER 31,
                              ---------------------------------------------------------------------------------------------------
                                           2001                              2000                              1999
                              -------------------------------   -------------------------------   -------------------------------
                               AVERAGE                AVERAGE    AVERAGE                AVERAGE    AVERAGE                AVERAGE
                               BALANCE     INTEREST    RATE      BALANCE     INTEREST    RATE      BALANCE     INTEREST    RATE
                              ----------   --------   -------   ----------   --------   -------   ----------   --------   -------
                                                                        (IN THOUSANDS)
ASSETS
  Interest-Earning Assets:
    Taxable securities......  $  879,940   $ 57,461    6.53%    $  993,098   $ 68,289    6.88%    $1,016,159   $ 65,331    6.43%
    Tax-exempt securities
      (1)...................     270,248     20,788    7.69%       298,845     22,974    7.69%       333,634     25,854    7.75%
                              ----------   --------    -----    ----------   --------    -----    ----------   --------    -----
        Total Securities
          (2)...............  $1,150,188   $ 78,249    6.80%    $1,291,943   $ 91,263    7.06%    $1,349,793   $ 91,185    6.76%
    Loans held for sale
      (3)...................      47,397      3,056    6.45%        26,263      2,040    7.77%        20,768      1,307    6.29%
    Loans (1)(4)............   2,518,772    205,374    8.15%     2,736,482    234,677    8.58%     2,593,770    216,011    8.33%
    Other earning assets....      23,789      1,011    4.25%        21,094      1,309    6.21%        22,193      1,100    4.96%
    Fees on loans held for
      sale (3)..............           -      1,481        -             -        541        -             -        606        -
                              ----------   --------    -----    ----------   --------    -----    ----------   --------    -----
        Total
          Interest-Earning
          Assets............  $3,740,146   $289,171    7.73%    $4,075,782   $329,830    8.09%    $3,986,524   $310,209    7.78%
    Non Interest-Earning
      Assets................     314,728                           238,811                           230,138
                              ----------                        ----------                        ----------
        Total Assets........  $4,054,874                        $4,314,593                        $4,216,662
                              ==========                        ==========                        ==========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
  Interest-Bearing
    Liabilities:
    Interest-bearing demand
      and savings
      deposits..............  $1,021,137   $ 27,113    2.66%    $1,004,156   $ 37,803    3.76%    $  968,111   $ 28,375    2.93%
    Time deposits...........   1,563,265     93,025    5.95%     1,717,192    102,301    5.96%     1,624,495     89,007    5.48%
                              ----------   --------    -----    ----------   --------    -----    ----------   --------    -----
        Total
          interest-bearing
          deposits..........  $2,584,402   $120,138    4.65%    $2,721,348   $140,104    5.15%    $2,592,606   $117,382    4.53%
    Short-term borrowings...     448,253     23,699    5.29%       570,663     35,703    6.26%       597,044     34,200    5.73%
    Long-term borrowings....     288,680     17,402    6.03%       316,680     20,014    6.32%       300,490     17,301    5.76%
                              ----------   --------    -----    ----------   --------    -----    ----------   --------    -----
        Total
          Interest-Bearing
          Liabilities.......  $3,321,335   $161,239    4.85%    $3,608,691   $195,821    5.43%    $3,490,140   $168,883    4.84%
  Noninterest-Bearing
    Liabilities:
    Demand deposits.........     346,050                           357,864                           360,417
    Other liabilities.......      74,634                            59,218                            56,382
                              ----------                        ----------                        ----------
        Total Liabilities...  $3,742,019                        $4,025,773                        $3,906,939
  Stockholders' Equity......     312,855                           288,820                           309,723
                              ----------                        ----------                        ----------
        Total Liabilities
          and Stockholders'
          Equity............  $4,054,874                        $4,314,593                        $4,216,662
                              ==========                        ==========                        ==========
  Net Interest Income
    (FTE)...................               $127,932                          $134,009                          $141,326
                                           ========                          ========                          ========
  Net Interest Spread
    (FTE)...................                           2.88%                             2.66%                             2.94%
                                                       =====                             =====                             =====
  Interest Rate Margin
    (FTE)...................                           3.42%                             3.29%                             3.55%
                                                       =====                             =====                             =====

                                                 YEARS ENDED DECEMBER 31,               YEARS ENDED DECEMBER 31,
                                                    DECEMBER 31, 2001/                     DECEMBER 31, 2000/
                                                    DECEMBER 31, 2000                      DECEMBER 31, 1999
                                           ------------------------------------   ------------------------------------
                                            INCREASE      DUE TO                   INCREASE      DUE TO
                                           (DECREASE)   CHANGE IN    TOTAL NET    (DECREASE)   CHANGE IN    TOTAL NET
                                            AVERAGE      AVERAGE      INCREASE     AVERAGE      AVERAGE      INCREASE
                                             VOLUME        RATE      (DECREASE)     VOLUME        RATE      (DECREASE)
                                           ----------   ----------   ----------   ----------   ----------   ----------
                                                                         (IN THOUSANDS)
Interest Income:
       Taxable securities................   $ (7,509)    $ (3,319)    $(10,828)    $(1,508)     $ 4,466      $ 2,958
       Tax-exempt securities (1).........     (2,200)          14       (2,186)     (2,676)        (204)      (2,880)
                                            --------     --------     --------     -------      -------      -------
          Total Securities (2)...........     (9,737)      (3,277)     (13,014)     (3,995)       4,073           78
       Loans held for sale (3)...........      1,412         (396)       1,016         389          344          733
       Loans (1)(4)......................    (18,103)     (11,200)     (29,303)     12,115        6,551       18,666
       Other earning assets..............        107         (405)        (298)        (44)         253          209
       Fees on loans held for sale (3)...          -          940          940           -          (65)         (65)
                                            --------     --------     --------     -------      -------      -------
          Total Interest-Earning
            Assets.......................   $(26,375)    $(14,284)    $(40,659)    $ 7,045      $12,576      $19,621
                                            ========     ========     ========     =======      =======      =======
Interest Expense:
       Interest-bearing demand and
          savings deposits...............   $    830     $(11,520)    $(10,690)    $ 3,196      $ 6,232      $ 9,428
       Time deposits.....................     (9,775)         499       (9,276)      5,609        7,685       13,294
                                            --------     --------     --------     -------      -------      -------
          Total interest-bearing
            deposits.....................     (6,816)     (13,150)     (19,966)      6,041       16,681       22,722
       Short-term borrowings.............     (6,969)      (5,035)     (12,004)     (1,556)       3,059        1,503
       Long-term borrowings..............     (1,716)        (896)      (2,612)        964        1,749        2,713
                                            --------     --------     --------     -------      -------      -------
          Total Interest-Bearing
            Liabilities..................   $(14,770)    $(19,812)    $(34,582)    $ 5,870      $21,068      $26,938
                                            ========     ========     ========     =======      =======      =======
       Net Interest Margin / Net Interest
          Income (FTE)...................   $(11,605)    $  5,528     $ (6,077)    $ 1,175      $(8,492)     $(7,317)
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

(4) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $3.3 million, $3.1 million, and $4.1 million for 2001, 2000, and 1999, respectively.

                                    TABLE 2
            ANALYSIS OF LOAN AND LEASE PORTFOLIO AND LOSS EXPERIENCE

                                                                 2001         2000         1999         1998         1997
                                                              ----------   ----------   ----------   ----------   ----------
                                                                                      (IN THOUSANDS)
Commercial, financial and agricultural......................  $  705,782   $  697,056   $  710,302   $  659,946   $  538,259
Real estate.................................................   1,224,989    1,425,098    1,422,149    1,284,764    1,059,830
Real estate-construction....................................     100,349      111,156      121,216      105,574       60,624
Installment and consumer....................................     444,350      390,970      489,586      398,318      301,163
Direct lease financing......................................       3,263        2,877        3,489        3,127        3,172
                                                              ----------   ----------   ----------   ----------   ----------
    Gross Loans and Leases..................................  $2,478,733   $2,627,157   $2,746,742   $2,451,729   $1,963,048
    Unearned income.........................................           -            -         (129)        (211)        (374)
                                                              ----------   ----------   ----------   ----------   ----------
    Loans and leases, net of unearned income................  $2,478,733   $2,627,157   $2,746,613   $2,451,518   $1,962,674
    Allowance for loan and lease losses.....................     (33,940)     (29,157)     (28,377)     (26,403)     (19,908)
                                                              ----------   ----------   ----------   ----------   ----------
Net Loans and Leases........................................  $2,444,793   $2,598,000   $2,718,236   $2,425,115   $1,942,766
                                                              ==========   ==========   ==========   ==========   ==========
SUMMARY OF LOSS EXPERIENCE:
Allowance for loan and lease losses, beginning of year......  $   29,157   $   28,377   $   26,403   $   19,908   $   19,295
Allowance for loan and lease losses acquired through
  merger....................................................           -            -            -        2,146            -
Amounts charged-off:
    Commercial, financial and agricultural..................       5,332        3,401        5,055        1,395        1,202
    Real estate.............................................       2,500        1,663          965          480          555
    Installment and consumer................................       4,858        4,639        4,068        3,091        6,020
    Direct lease financing..................................         163          148          221           98            -
                                                              ----------   ----------   ----------   ----------   ----------
        Total Charge-offs...................................  $   12,853   $    9,851   $   10,309   $    5,064   $    7,777
                                                              ----------   ----------   ----------   ----------   ----------
Recoveries on amounts previously charged off:
    Commercial, financial and agricultural..................         411          691          424          678          356
    Real estate.............................................         202           98           48           47           63
    Installment and consumer................................       1,190        1,188        1,258          695          926
    Direct lease financing..................................          12           12            3            -            -
                                                              ----------   ----------   ----------   ----------   ----------
        Total Recoveries....................................  $    1,815   $    1,989   $    1,733   $    1,420   $    1,345
                                                              ----------   ----------   ----------   ----------   ----------
        Net Charge-offs.....................................  $   11,038   $    7,862   $    8,576   $    3,644   $    6,432
Provision charged to expense................................      16,700        9,710       10,550        7,993        7,045
Reductions due to sale of loans.............................         879        1,068            -            -            -
                                                              ----------   ----------   ----------   ----------   ----------
        Allowance for Loan and Lease Losses, end of year....  $   33,940   $   29,157   $   28,377   $   26,403   $   19,908
                                                              ==========   ==========   ==========   ==========   ==========
NON-PERFORMING LOANS AT YEAR-END:
Non-accrual.................................................  $   26,753   $   22,069   $   17,829   $   18,179   $   19,491
Restructured................................................           -            -            -            -          377
                                                              ----------   ----------   ----------   ----------   ----------
        Total Non-performing Loans..........................  $   26,753   $   22,069   $   17,829   $   18,179   $   19,868
                                                              ==========   ==========   ==========   ==========   ==========
Past due 90 days or more not included above.................  $   14,001   $   13,136   $   10,197   $    7,272   $    3,386
                                                              ==========   ==========   ==========   ==========   ==========
RATIOS:
Allowance for loan and lease losses to year-end loans.......       1.37%        1.11%        1.03%        1.08%        1.01%
Allowance to non-performing loans...........................     126.86%      132.12%      159.16%      145.24%      100.20%
Net charge-offs to average loans............................       0.44%        0.29%        0.33%        0.16%        0.34%
Recoveries to charge-offs...................................      14.12%       20.19%       16.81%       28.04%       17.29%
Non-performing loans to loans, net of unearned income.......       1.08%        0.84%        0.65%        0.74%        1.01%

The allocation of the allowance for loan and lease losses at December 31, was as follows:

                                            2001                   2000                   1999                   1998
                                    --------------------   --------------------   --------------------   --------------------
                                              PERCENT OF             PERCENT OF             PERCENT OF             PERCENT OF
                                               LOANS IN               LOANS IN               LOANS IN               LOANS IN
                                    AMOUNT     CATEGORY    AMOUNT     CATEGORY    AMOUNT     CATEGORY    AMOUNT     CATEGORY
                                    -------   ----------   -------   ----------   -------   ----------   -------   ----------
                                                                         (IN THOUSANDS)
Commercial, financial and
 agricultural.....................  $16,136      28.6%     $13,065      26.6%     $7,863       26.0%     $6,845       27.1%
Real estate.......................   4,526        53.5      3,940        58.5      3,581        56.2      1,884        56.7
Installment and consumer..........   7,359        17.9      6,322        14.9      7,471        17.8      4,512        16.2
Impaired loans....................   4,096           *      3,457           *      4,469           *      3,854           *
Unallocated.......................   1,823           *      2,373           *      4,993           *      9,308           *
                                    -------     ------     -------     ------     -------     ------     -------     ------
   Total..........................  $33,940     100.0%     $29,157     100.0%     $28,377     100.0%     $26,403     100.0%
                                    =======     ======     =======     ======     =======     ======     =======     ======

                                            1997
                                    --------------------
                                              PERCENT OF
                                               LOANS IN
                                    AMOUNT     CATEGORY
                                    -------   ----------
                                       (IN THOUSANDS)
Commercial, financial and
 agricultural.....................  $5,617       27.6%
Real estate.......................   1,697        57.1
Installment and consumer..........   4,207        15.3
Impaired loans....................   2,311           *
Unallocated.......................   6,076           *
                                    -------     ------
   Total..........................  $19,908     100.0%
                                    =======     ======

------------

* Not applicable

                                    TABLE 3
                   MATURITY AND INTEREST SENSITIVITY OF LOANS

                                                                    DECEMBER 31, 2001
                                              --------------------------------------------------------------
                                               TIME REMAINING TO MATURITY                  LOANS DUE AFTER
                                              -----------------------------                   ONE YEAR
                                                DUE                                      -------------------
                                               WITHIN     ONE TO     AFTER                FIXED     FLOATING
                                                ONE        FIVE      FIVE                INTEREST   INTEREST
                                                YEAR      YEARS      YEARS     TOTAL       RATE       RATE
                                               ------    --------   -------   --------   --------   --------
                                                                      (IN THOUSANDS)
Commercial, financial and agricultural......  $275,061   $343,451   $87,270   $705,782   $258,768   $171,953
Real estate-construction....................    55,148     38,005     7,195    100,349     31,643     13,557
                                              --------   --------   -------   --------   --------   --------
          Total.............................  $330,209   $381,456   $94,465   $806,131   $290,411   $185,510
                                              ========   ========   =======   ========   ========   ========

                                    TABLE 4
                             MATURITY OF SECURITIES

                                                                       DECEMBER 31, 2001
                                  --------------------------------------------------------------------------------------------
                                                          U.S.            STATES AND         CORPORATE
                                                       GOVERNMENT         POLITICAL         OBLIGATIONS
                                   U.S. TREASURY        AGENCIES       SUBDIVISIONS(1)       AND OTHER            TOTAL
                                  ---------------   ----------------   ----------------   ---------------   ------------------
                                  AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT    YIELD   AMOUNT    YIELD     AMOUNT     YIELD
                                  -------   -----   --------   -----   --------   -----   -------   -----   ----------   -----
                                                                         (IN THOUSANDS)
Securities Available for Sale
  (2):
One year or less................  $13,853   5.76%   $  1,131   6.07%   $ 18,757   7.60%   $ 2,388   6.95%   $   36,129   6.80%
After one through five years....    5,374   4.06%     13,311   5.74%     66,958   7.18%       291   5.00%       85,934   6.75%
After five through ten years....        -       -      2,485   3.20%     87,017   7.95%         -       -       89,502   7.82%
After ten years.................        -       -        500   5.67%     88,706   7.97%    35,575   5.66%      124,781   7.30%
Mortgage-backed and asset-backed
  securities (3)................        -       -    709,288   6.98%          -       -    42,068   6.96%      751,356   6.98%
                                  -------   -----   --------   -----   --------   -----   -------   -----   ----------   -----
  Total Securities Available for
    Sale........................  $19,227   5.29%   $726,715   6.94%   $261,438   7.74%   $80,322   6.37%   $1,087,702   7.06%
                                  =======   =====   ========   =====   ========   =====   =======   =====   ==========   =====

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

                                    TABLE 5
                   MATURITY OF TIME DEPOSITS $100,000 OR MORE

                                    DUE WITHIN     THREE TO       SIX TO           AFTER
                                   THREE MONTHS   SIX MONTHS   TWELVE MONTHS   TWELVE MONTHS    TOTAL
                                   ------------   ----------   -------------   -------------   --------
                                                              (IN THOUSANDS)
Certificates of deposit..........    $105,755      $104,417      $130,845        $285,709      $626,726
Other time deposits..............           -             -         4,900             838         5,738
                                     --------      --------      --------        --------      --------
          Total..................    $105,755      $104,417      $135,745        $286,547      $632,464
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

For deposits that have no contractual maturity (demand deposit accounts, interest-bearing checking, savings, and money market deposits) the table was constructed based on historical Company data and analysis.

For interest rate swaps, caps, floors and collars, the table presents notional amounts and, if applicable, weighted-average interest rates by contractual maturity date or call date. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                                                                                                THERE-                    FAIR
AT DECEMBER 31, 2001:                     2002       2003       2004       2005       2006      AFTER       TOTAL        VALUE
---------------------                   --------   --------   --------   --------   --------   --------   ----------   ----------
                                                                             (IN THOUSANDS)
RATE SENSITIVE ASSETS:
Fixed Interest Rate Loans.............  $636,367   $354,145   $291,106   $105,579   $145,660   $ 61,789   $1,594,646   $1,702,737
   Average Interest Rate..............     7.81%      8.13%      7.71%      7.85%      7.31%      7.19%        7.80%
Variable Interest Rate Loans..........   423,708    129,204     95,914     59,398     75,798    100,065      884,087      901,106
   Average Interest Rate..............     5.81%      5.77%      5.57%      5.64%      5.44%      5.85%        5.74%
Fixed Interest Rate Securities........   179,562    128,577    117,002    122,306    110,685    405,896    1,064,028    1,068,484
   Average Interest Rate..............     5.63%      5.65%      5.56%      5.30%      5.43%      6.29%        5.82%
Variable Interest Rate Securities.....     1,951      4,348      3,583      2,983      2,490      3,863       19,218       19,218
   Average Interest Rate..............     3.97%      4.50%      4.50%      4.48%      4.47%      3.78%        4.29%
Other Interest-Bearing Assets.........     3,387          -          -          -          -          -        3,387        3,387
   Average Interest Rate..............     1.24%          -          -          -          -          -        1.24%
RATE SENSITIVE LIABILITIES:
Non-Interest-bearing checking.........  $150,781   $ 40,515   $ 33,763   $ 28,158   $ 23,502   $121,655   $  398,374   $  398,374
   Average Interest Rate..............         -          -          -          -          -          -            -
Savings & Interest-bearing checking...   809,131     37,558     30,263     26,439     20,152    102,765    1,026,308    1,026,308
   Average Interest Rate..............     1.46%      1.22%      1.20%      1.33%      1.14%      0.97%        1.39%
Time-deposits.........................   647,160    468,605    271,052     55,283     26,104        851    1,469,055    1,504,018
   Average Interest Rate..............     4.93%      5.71%      4.57%      6.61%      4.79%      6.83%        5.18%
Fixed Interest Rate Borrowings........   294,115     82,950     95,150     15,681     11,700    142,376      641,972      685,193
   Average Interest Rate..............     2.31%      6.10%      6.01%      6.50%      5.26%      5.69%        4.25%
Variable Interest Rate Borrowings.....   101,974          -          -          -          -          -      101,974      101,974
   Average Interest Rate..............     1.82%          -          -          -          -          -        1.82%
RATE SENSITIVE DERIVATIVE FINANCIAL
 INSTRUMENTS:
Pay fixed/received variable swap......  $100,000   $      -   $      -   $      -   $      -   $      -   $  100,000   $   (3,994)
   Average pay rate...................     5.96%          -          -          -          -          -        5.96%
   Average receive rate...............     1.79%          -          -          -          -          -        1.79%
   Index: 90 day Treasury-resets
     monthly
Pay fixed/received variable swap......    30,000          -          -          -          -          -       30,000       (1,187)
   Average pay rate...................     7.43%          -          -          -          -          -        7.43%
   Average receive rate...............     1.87%          -          -          -          -          -        1.87%
   Index: 3 mo. libor-resets quarterly
Interest rate caps....................         -     20,000          -          -          -          -       20,000            1
   Average strike rate................         -      5.75%          -          -          -          -        5.75%
   Index: 3 mo. Treasury-resets
     monthly
Interest rate caps....................    20,000          -          -          -          -          -       20,000           --
   Average strike rate................     6.75%          -          -          -          -          -        6.75%
   Index: 3 mo. Treasury-resets
     monthly
Interest rate caps....................         -          -     20,000          -          -          -       20,000           49
   Average strike rate................         -          -      8.00%          -          -          -        8.00%
   Index: 3 mo. libor-resets quarterly
Interest rate collars.................    10,000          -          -          -          -          -       10,000         (184)
   Floor rate.........................     5.61%          -          -          -          -          -        5.61%
   Cap rate...........................     6.31%          -          -          -          -          -        6.31%
   Index: 3 mo. libor-resets monthly

                                                                                                THERE-                    FAIR
AT DECEMBER 31, 2000:                    2001        2002       2003       2004       2005      AFTER       TOTAL        VALUE
---------------------                 ----------   --------   --------   --------   --------   --------   ----------   ----------
                                                                            (IN THOUSANDS)
RATE SENSITIVE ASSETS:
Fixed Interest Rate Loans...........  $  585,490   $391,505   $350,327   $257,353   $101,740   $129,319   $1,815,734   $1,955,747
   Average Interest Rate............       8.60%      8.43%      8.39%      8.06%      8.77%      7.96%        8.41%
Variable Interest Rate Loans........     423,414     92,317     80,743     52,597     52,383    109,969      811,423      783,127
   Average Interest Rate............       9.72%      8.64%      8.73%      8.60%      8.95%      8.42%        9.20%
Fixed Interest Rate Securities......     170,108    125,982     91,455     75,833     73,190    531,765    1,068,333    1,068,307
   Average Interest Rate............       6.74%      6.60%      6.68%      6.58%      6.55%      6.25%        6.45%
Variable Interest Rate Securities...      29,320     11,130     12,689      8,906      7,508     96,560      166,113      166,113
   Average Interest Rate............       6.20%      6.10%      6.26%      6.33%      6.42%      5.99%        6.09%
Other Interest-Bearing Assets.......      57,562          -          -          -          -          -       57,562       57,562
   Average Interest Rate............       5.54%          -          -          -          -          -        5.54%
RATE SENSITIVE LIABILITIES:
Non-Interest-bearing checking.......  $  125,302   $ 31,132   $ 27,381   $ 24,101   $ 21,230   $164,964   $  394,110   $  394,110
   Average Interest Rate............           -          -          -          -          -          -            -
Savings & Interest-bearing
 checking...........................     761,875     38,629     31,443     25,923     21,585    122,394    1,001,849    1,001,849
   Average Interest Rate............       4.62%      1.91%      1.75%      1.62%      1.54%      1.45%        3.89%
Time-deposits.......................   1,125,858    282,746    268,556     22,809     46,782        851    1,747,602    1,759,197
   Average Interest Rate............       6.26%      6.54%      6.66%      5.91%      6.96%      6.85%        6.38%
Fixed Interest Rate Borrowings......     371,605     71,664     79,250        209     15,606     44,463      582,797      601,842
   Average Interest Rate............       6.32%      6.18%      6.28%      7.40%      6.50%      8.97%        6.50%
Variable Interest Rate Borrowings...     143,667          -          -          -          -          -      143,667      143,667
   Average Interest Rate............       5.83%          -          -          -          -          -        5.83%
RATE SENSITIVE DERIVATIVE FINANCIAL
 INSTRUMENTS:
Pay variable/received fixed swap....  $   35,000   $      -   $      -   $      -   $      -   $      -   $   35,000   $      621
   Average pay rate.................       6.60%          -          -          -          -          -        6.60%
   Average receive rate.............       7.00%          -          -          -          -          -        7.00%
   Index: 3 mo. libor-resets
     quarterly
   Callable semiannually
Pay variable/received fixed swap....       5,000          -          -          -          -          -        5,000          (27)
   Average pay rate.................       6.67%          -          -          -          -          -        6.67%
   Average receive rate.............       6.75%          -          -          -          -          -        6.75%
   Index: 3 mo. libor-resets
     quarterly
   Callable semiannually
Pay fixed/received variable swap....           -    100,000          -          -          -          -      100,000       (1,415)
   Average pay rate.................           -      5.96%          -          -          -          -        5.96%
   Average receive rate.............           -      6.21%          -          -          -          -        6.21%
   Index: 90 day Treasury-resets
     monthly
Pay fixed/received variable swap....      20,000          -          -          -          -          -       20,000            4
   Average pay rate.................       6.46%          -          -          -          -          -        6.46%
   Average receive rate.............       6.76%          -          -          -          -          -        6.76%
   Index: 3 mo. libor-resets
     quarterly
Pay fixed/received variable swap....           -     30,000          -          -          -          -       30,000         (798)
   Average pay rate.................           -      7.43%          -          -          -          -        7.43%
   Average receive rate.............           -      6.56%          -          -          -          -        6.56%
   Index: 3 mo. libor-resets
     quarterly

                                                                                                         THERE-             FAIR
AT DECEMBER 31, 2000:                                      2001      2002      2003      2004     2005   AFTER     TOTAL    VALUE
---------------------                                    --------   -------   -------   -------   ----   ------   -------   -----
                                                                                      (IN THOUSANDS)
RATE SENSITIVE DERIVATIVE FINANCIAL INSTRUMENTS:
Interest rate caps.....................................  $      -   $     -   $20,000   $     -    $-      $-     $20,000   $ 78
   Average strike rate.................................         -         -     5.75%         -     -       -       5.75%
   Index: 3 mo. Treasury-resets monthly
Interest rate caps.....................................         -    20,000         -         -     -       -      20,000      5
   Average strike rate.................................         -     6.75%         -         -     -       -       6.75%
   Index: 3 mo. Treasury-resets monthly
Interest rate caps.....................................   100,000         -         -         -     -       -     100,000      -
   Average strike rate.................................     6.75%         -         -         -     -       -       6.75%
   Index: 3 mo. libor-resets monthly
Interest rate caps.....................................         -         -         -    20,000     -       -      20,000      3
   Average strike rate.................................         -         -         -     8.00%     -       -       8.00%
   Index: 3 mo. libor-resets quarterly
Interest rate floors...................................         -         -    10,000         -     -       -      10,000     23
   Average strike rate.................................         -         -     4.75%         -     -       -       4.75%
   Index: 3 mo. libor-resets quarterly
Interest rate floors...................................         -         -    10,000         -     -       -      10,000    106
   Average strike rate.................................         -         -     5.25%         -     -       -       5.25%
   Index: 10 year CMT-resets quarterly
Interest rate collars..................................    50,000         -         -         -     -       -      50,000     (7)
   Floor rate..........................................     5.50%         -         -         -     -       -       5.50%
   Cap rate............................................     6.75%         -         -         -     -       -       6.75%
   Index: 1 mo. libor-resets monthly
Interest rate collars..................................    25,000    10,000         -         -     -       -      35,000     (3)
   Floor rate..........................................     5.61%     5.61%         -         -     -       -       5.61%
   Cap rate............................................     6.31%     6.31%         -         -     -       -       6.31%
   Index: 3 mo. libor-resets monthly

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, on January 1, 2001. This Statement outlines accounting and reporting standards for derivative instruments and hedging activities.

Under this standard, all derivatives are recognized at fair value in the Consolidated Balance Sheets. Changes in fair value for derivatives that are not hedges are recognized in the Consolidated Statement of Income (Income Statement) as they arise. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset in the Income Statement or are recorded as a component of other comprehensive income in the Consolidated Statement of Stockholders' Equity. See Note 11 for further information on derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
ASSETS
     Cash and cash equivalents..............................  $  134,244   $  118,807
     Interest earning deposits in banks.....................       3,087       21,562
     Federal funds sold and other short-term investments....         300       36,000
     Loans and leases held for sale.........................     101,831       27,466
     Securities available for sale..........................   1,087,702    1,223,785
     Securities held to maturity (12/31/00 fair value of
      $10,635)..............................................           -       10,661
                                                              ----------   ----------
          Total Securities..................................  $1,087,702   $1,234,446
     Gross loans and leases.................................   2,478,733    2,627,157
     Allowance for loan and lease losses....................     (33,940)     (29,157)
                                                              ----------   ----------
          Net Loans and Leases..............................  $2,444,793   $2,598,000
     Bank owned life insurance..............................      99,982       54,733
     Premises and equipment, net............................      49,337       52,554
     Intangible assets, net.................................      15,927       16,683
     Foreclosed real estate.................................       5,625        3,282
     Other assets...........................................      79,019       80,573
                                                              ----------   ----------
          TOTAL ASSETS......................................  $4,021,847   $4,244,106
                                                              ==========   ==========
LIABILITIES
     Deposits:
       Demand deposits......................................  $1,302,497   $1,268,253
       Savings deposits.....................................     122,185      127,706
       Other time deposits..................................   1,469,055    1,747,602
                                                              ----------   ----------
          Total Deposits....................................  $2,893,737   $3,143,561
     Short-term borrowings..................................     475,716      460,634
     Long-term borrowings...................................     268,230      265,830
     Other liabilities......................................      82,504       65,584
                                                              ----------   ----------
          TOTAL LIABILITIES.................................  $3,720,187   $3,935,609
                                                              ----------   ----------
STOCKHOLDERS' EQUITY
     Preferred stock, $1 par value: authorized 10,000,000
      shares; issued none...................................  $        -   $        -
     Common stock, $.22 par value: authorized 45,000,000
      shares;

                               2001         2000
                            ----------   ----------
        Issued              29,739,393   29,700,201
        Outstanding         24,602,505   25,985,432               6,605        6,596

     Additional paid-in capital.............................      74,045       74,900
     Retained earnings......................................     323,615      297,703
     Deferred compensation..................................      (2,107)      (1,651)
     Treasury stock (2001 - 5,136,888 shares;
      2000 - 3,714,769 shares)..............................    (100,197)     (69,385)
     Accumulated other comprehensive (loss) income..........        (301)         334
                                                              ----------   ----------
          TOTAL STOCKHOLDERS' EQUITY........................  $  301,660   $  308,497
                                                              ----------   ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $4,021,847   $4,244,106
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEARS ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 2001       2000       1999
                                                               --------   --------   --------
                                                                       (IN THOUSANDS,
                                                                   EXCEPT PER SHARE DATA)
INTEREST INCOME
    Interest and fees on loans and leases...................   $204,591   $233,762   $215,173
    Interest on securities:
      Taxable...............................................     57,461     68,289     65,331
      Tax-exempt............................................     13,512     14,933     16,805
                                                               --------   --------   --------
        Total Income from Securities........................   $ 70,973   $ 83,222   $ 82,136
    Interest on federal funds sold and other short-term
     investments............................................        448        355        304
    Interest and fees on loans and leases held for sale.....      4,537      2,581      1,913
    Interest on deposits in banks...........................        563        954        796
                                                               --------   --------   --------
        TOTAL INTEREST INCOME...............................   $281,112   $320,874   $300,322
INTEREST EXPENSE
    Interest on deposits....................................   $120,168   $140,339   $118,009
    Interest on short-term borrowings.......................     20,290     36,041     32,573
    Interest on long-term borrowings........................     20,781     19,441     18,301
                                                               --------   --------   --------
        TOTAL INTEREST EXPENSE..............................   $161,239   $195,821   $168,883
                                                               --------   --------   --------
        NET INTEREST INCOME.................................   $119,873   $125,053   $131,439
    Provision for loan and lease losses.....................     16,700      9,710     10,550
                                                               --------   --------   --------
        NET INTEREST INCOME AFTER PROVISION FOR LOAN AND
        LEASE LOSSES........................................   $103,173   $115,343   $120,889
NON-INTEREST INCOME
    Trust and asset management income.......................   $ 26,878   $ 30,085   $ 28,872
    Service charges on deposits.............................     14,769     11,480     10,176
    Mortgage revenues.......................................      8,482      4,175      6,788
    Bank owned life insurance income........................      5,249      1,922        514
    Gain on branch sales....................................     10,591          -          -
    Other...................................................     11,400     11,754     11,324
                                                               --------   --------   --------
        TOTAL NON-INTEREST INCOME, EXCLUDING NET SECURITY
        (LOSSES) GAINS......................................   $ 77,369   $ 59,416   $ 57,674
    Net security (losses) gains.............................       (303)     1,793        530
                                                               --------   --------   --------
        TOTAL NON-INTEREST INCOME...........................   $ 77,066   $ 61,209   $ 58,204
OPERATING EXPENSES
    Compensation expense....................................   $ 55,343   $ 53,174   $ 55,598
    Employee benefits.......................................     14,227     13,842     13,811
    Net occupancy expense...................................      7,551      7,271      6,711
    Equipment expense.......................................      7,980      8,481      9,026
    Data processing expense.................................      6,045      5,844      7,150
    Professional fees.......................................      4,113      3,770      5,262
    Communication expense...................................      3,932      3,981      4,092
    Advertising and business development....................      4,594      3,797      3,597
    Amortization of intangible assets.......................      2,103      2,106      1,991
    Other...................................................     17,747     14,847     16,600
                                                               --------   --------   --------
      TOTAL OPERATING EXPENSES..............................   $123,635   $117,113   $123,838
                                                               --------   --------   --------
    Income Before Income Taxes, Extraordinary Item and
     Accounting Change......................................   $ 56,604   $ 59,439   $ 55,255
    Income taxes............................................     14,382     16,356     15,106
                                                               --------   --------   --------
      NET INCOME BEFORE EXTRAORDINARY ITEM AND ACCOUNTING
       CHANGE...............................................   $ 42,222   $ 43,083   $ 40,149
        Extraordinary item: Early extinguishment of debt
        (net of tax)........................................       (204)         -          -
        Cumulative effect of accounting change (net of
        tax)................................................        225          -          -
                                                               --------   --------   --------
      NET INCOME............................................   $ 42,243   $ 43,083   $ 40,149
                                                               ========   ========   ========
---------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE (EPS)
    BASIC EPS
        Income Before Extraordinary Item and Accounting
        Change..............................................   $   1.66   $   1.60   $   1.42
        Extraordinary item: Early extinguishment of debt....      (0.01)         -          -
        Cumulative effect of accounting change..............       0.01          -          -
                                                               --------   --------   --------
        Basic net income....................................   $   1.66   $   1.60   $   1.42
                                                               ========   ========   ========
    DILUTED EPS
        Income Before Extraordinary Item and Accounting
        Change..............................................   $   1.64   $   1.58   $   1.40
        Extraordinary item: Early extinguishment of debt....      (0.01)         -          -
        Cumulative effect of accounting change..............       0.01          -          -
                                                               --------   --------   --------
        Diluted net income..................................   $   1.64   $   1.58   $   1.40
                                                               ========   ========   ========
DIVIDENDS PER COMMON SHARE..................................   $   0.64   $   0.64   $   0.56
AVERAGE COMMON SHARES OUTSTANDING
    Basic...................................................     25,490     26,930     28,304
    Diluted.................................................     25,730     27,237     28,730
---------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                     ACCUMULATED
                                                 ADDITIONAL                                             OTHER           TOTAL
                                        COMMON    PAID-IN     RETAINED     DEFERRED     TREASURY    COMPREHENSIVE   STOCKHOLDERS'
                                        STOCK     CAPITAL     EARNINGS   COMPENSATION     STOCK     INCOME (LOSS)      EQUITY
                                        ------   ----------   --------   ------------   ---------   -------------   -------------
                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT DECEMBER 31, 1998..........  $6,572    $75,260     $247,486     $(1,706)     $  (8,263)    $ (3,266)       $316,083
                                        ------    -------     --------     -------      ---------     --------        --------
Comprehensive Income:
 Net Income...........................     --          --      40,149           --             --           --          40,149
   Unrealized holding losses on
     securities available for sale
     arising during the period........     --          --          --           --             --      (38,318)        (38,318)
   Less reclassification adjustment
     for security gains included in
     net income.......................     --          --          --           --             --         (530)           (530)
   Income tax effect related to items
     of other comprehensive income....     --          --          --           --             --       15,207          15,207
                                        ------    -------     --------     -------      ---------     --------        --------
Net unrealized losses on securities
 available for sale...................     --          --          --           --             --      (23,641)        (23,641)
                                        ------    -------     --------     -------      ---------     --------        --------
Comprehensive Income..................     --          --      40,149           --             --      (23,641)         16,508
                                        ------    -------     --------     -------      ---------     --------        --------
   Cash dividends on common stock-$.56
     per share........................     --          --     (15,854)          --             --           --         (15,854)
   Purchase of 1,315,679 shares for
     the treasury.....................     --          --          --           --        (30,527)          --         (30,527)
   Reissuance of 14,393 treasury
     shares under non-employee
     directors stock plans............     --          (9)         --         (321)           330           --              --
   Deferred compensation expense......     --          --          --          494             --           --             494
   Reissuance of 357,967 treasury
     shares for employee incentive
     plans............................     --      (1,967)         --           --          8,019           --           6,052
   Issuance of 55,076 common shares
     for Employee Stock Plan..........     13         960          --           --             --           --             973
   Repayment of ESOP loan, 24 shares
     returned to treasury.............     --          --          --           --             (1)          --              (1)
                                        ------    -------     --------     -------      ---------     --------        --------
BALANCE AT DECEMBER 31, 1999..........  $6,585    $74,244     $271,781     $(1,533)     $ (30,442)    $(26,907)       $293,728
                                        ======    =======     ========     =======      =========     ========        ========
Comprehensive Income:
 Net Income...........................     --          --      43,083           --             --           --          43,083
   Unrealized holding gains on
     securities available for sale
     arising during the period........     --          --          --           --             --       46,549          46,549
   Less reclassification adjustment
     for security gains included in
     net income.......................     --          --          --           --             --       (1,793)         (1,793)
   Income tax effect related to items
     of other comprehensive income....     --          --          --           --             --      (17,515)        (17,515)
                                        ------    -------     --------     -------      ---------     --------        --------
Net unrealized gains on securities
 available for sale...................     --          --          --           --             --       27,241          27,241
                                        ------    -------     --------     -------      ---------     --------        --------
Comprehensive Income..................     --          --      43,083           --             --       27,241          70,324
                                        ------    -------     --------     -------      ---------     --------        --------
   Cash dividends on common stock-$.64
     per share........................     --          --     (17,161)          --             --           --         (17,161)
   Purchase of 2,208,164 shares for
     the treasury.....................     --          --          --           --        (42,882)          --         (42,882)
   Reissuance of 9,841 treasury shares
     under non-employee directors
     stock plan.......................     --           4          --           (6)           147           --             145
   Deferred compensation expense......     --          --          --          524             --           --             524
   Reissuance of 182,694 treasury
     shares for employee incentive
     plans............................     --        (120)         --         (636)         3,792           --           3,036
   Issuance of 51,630 common shares
     for Employee Stock Plan..........     11         772          --           --             --           --             783
                                        ------    -------     --------     -------      ---------     --------        --------
BALANCE AT DECEMBER 31, 2000..........  $6,596    $74,900     $297,703     $(1,651)     $ (69,385)    $    334        $308,497
                                        ======    =======     ========     =======      =========     ========        ========

                                                                                                     ACCUMULATED
                                                 ADDITIONAL                                             OTHER           TOTAL
                                        COMMON    PAID-IN     RETAINED     DEFERRED     TREASURY    COMPREHENSIVE   STOCKHOLDERS'
                                        STOCK     CAPITAL     EARNINGS   COMPENSATION     STOCK     INCOME (LOSS)      EQUITY
                                        ------   ----------   --------   ------------   ---------   -------------   -------------
                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
Comprehensive Income:
 Net Income before extraordinary item
   & accounting change................     --          --      42,222           --             --           --          42,222
 Early extinguishment of debt, net of
   tax................................     --          --        (204)          --             --           --            (204)
 Cumulative effect of accounting
   change, net of tax.................     --          --         225           --             --       (1,548)         (1,323)
   Current period SFAS No. 133
     transactions, net of tax.........     --          --          --           --             --          543             543
   SFAS No. 133 reclassification to
     earnings, net of tax.............     --          --          --           --             --       (2,056)         (2,056)
                                        ------    -------     --------     -------      ---------     --------        --------
 Net cumulative effect of SFAS No.
   133................................     --          --         225           --             --       (3,061)         (2,836)
                                        ------    -------     --------     -------      ---------     --------        --------
   Unrealized holding gains on
     securities available for sale
     arising during the period........     --          --          --           --             --        3,689           3,689
   Less reclassification adjustment
     for security losses included in
     net income.......................     --          --          --           --             --          303             303
   Income tax effect related to items
     of other comprehensive income....     --          --          --           --             --       (1,566)         (1,566)
                                        ------    -------     --------     -------      ---------     --------        --------
Net unrealized gains on securities
 available for sale...................     --          --          --           --             --        2,426           2,426
                                        ------    -------     --------     -------      ---------     --------        --------
Comprehensive Income (Loss)...........     --          --      42,243           --             --         (635)         41,608
                                        ------    -------     --------     -------      ---------     --------        --------
   Cash dividends on common stock-$.64
     per share........................     --          --     (16,331)          --             --           --         (16,331)
   Purchase of 1,888,678 shares for
     the treasury.....................     --          --          --           --        (40,644)          --         (40,644)
   Reissuance of 4,520 treasury shares
     under non-employee directors
     stock plan.......................     --          17          --         (110)            93           --              --
   Deferred compensation expense......     --          --          --          577             --           --             577
   Reissuance of 461,837 treasury
     shares for employee incentive
     plans............................     --      (1,535)         --         (923)         9,739           --           7,281
   Issuance of 39,394 common shares
     for Employee Stock Plan..........      9         663          --           --             --           --             672
                                        ------    -------     --------     -------      ---------     --------        --------
BALANCE AT DECEMBER 31, 2001..........  $6,605    $74,045     $323,615     $(2,107)     $(100,197)    $   (301)       $301,660
                                        ======    =======     ========     =======      =========     ========        ========

          See accompanying notes to consolidated financial statements.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  42,243   $  43,083   $  40,149
Extraordinary item: Early extinguishment of debt, net of
  tax.......................................................       (204)         --          --
Cumulative effect of accounting change, net of tax..........        225          --          --
Gain on branch sales........................................    (10,591)         --          --
Adjustments to reconcile net income from operations to net
  cash provided by operating activities
  Depreciation and amortization of premises and equipment...      6,400       7,059       7,165
  Amortization and accretion of securities, net.............      3,361       1,718       9,033
  Provision for loan and lease losses.......................     16,700       9,710      10,550
  Amortization of intangible assets.........................      2,103       2,106       1,991
  Net securities losses (gains).............................        303      (1,793)       (530)
  Net gain on sale of loans held for sale...................       (859)     (1,439)         --
  Deferred income taxes (benefits)..........................     (3,396)      1,372        (596)
  Originations of loans held for sale.......................   (653,905)   (311,393)   (270,404)
  Proceeds from sales of loans held for sale................    579,540     299,340     303,266
  Tax benefit on exercise of stock options..................     (1,208)       (320)     (1,738)
  Other, net................................................     12,080      11,133     (14,810)
                                                              ---------   ---------   ---------
    Net cash (used for) provided by operating activities....  $  (7,208)  $  60,576   $  84,076
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale...  $ 336,677   $ 175,881   $ 324,914
Proceeds from maturities of securities held to maturity.....         --       3,025       3,162
Proceeds from sales of securities available for sale........    285,571     132,501     153,935
Purchase of securities held to maturity.....................         --          --      (1,003)
Purchase of securities available for sale...................   (475,177)   (208,105)   (406,745)
Net decrease (increase) in federal funds sold and other
  short-term investments....................................     35,700     (36,000)      9,427
Net decrease (increase) in interest earning deposits in
  banks.....................................................     18,475     (15,523)      7,358
Proceeds from the sale of loans and leases..................      3,248       5,130      22,756
Net decrease (increase) in loans and leases.................     62,487      50,187    (348,827)
Investment in bank owned life insurance.....................    (40,000)    (40,000)       (127)
Premises and equipment expenditures, net....................     (4,748)     (3,996)     (4,010)
Proceeds from the sale of foreclosed real estate............      3,782       3,037       2,931
                                                              ---------   ---------   ---------
    Net cash provided by (used for) investing activities....  $ 226,015   $  66,137   $(236,229)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits and savings
  accounts..................................................  $ 100,830   $  47,532   $  (3,738)
Net (decrease) increase in other time deposits..............   (180,752)     79,621      72,422
Net increase (decrease) in short-term borrowings............      4,332    (238,855)    126,037
Proceeds from long-term borrowings..........................     79,650      65,000      96,500
Payment of long-term borrowings.............................    (51,516)    (84,413)    (66,535)
Early extinguishment of debt................................    (15,000)         --          --
Net payments to settle branch sales.........................    (93,100)         --          --
Dividends paid..............................................    (16,331)    (17,161)    (15,854)
Issuance of common shares for employee stock plan...........        672         783         973
Reissuance of treasury shares for employee benefit incentive
  plans.....................................................      8,489       3,356       7,789
Purchase of shares for the treasury.........................    (40,644)    (42,882)    (30,527)
                                                              ---------   ---------   ---------
    Net cash (used for) provided by financing activities....  $(203,370)  $(187,019)  $ 187,067
                                                              ---------   ---------   ---------
Net change in cash and cash equivalents.....................  $  15,437   $ (60,306)  $  34,914
Cash and cash equivalents:
  Beginning of year.........................................    118,807     179,113     144,199
                                                              ---------   ---------   ---------
  End of year...............................................  $ 134,244   $ 118,807   $ 179,113
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
  Interest paid to depositors...............................  $ 130,818   $ 133,512   $ 116,685
  Interest paid on borrowings...............................     42,729      55,389      50,808
  Income tax payments.......................................     16,002      14,029      14,516
NON-CASH INVESTING AND FINANCING
Non-cash transfer of loans to securities....................         --      51,548      19,174
Foreclosed real estate -- acquired in settlement of loans...      7,055       3,740       3,394
Transfer of long-term borrowings to short-term borrowings...     10,750          91      75,150
Transfer of held to maturity securities to available for
  sale......................................................     10,635          --          --

Balance changes resulting from branch sales are excluded from individual line items such as deposits, loans, and fixed assets.
          See accompanying notes to consolidated financial statements.

                    AMCORE FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2001, 2000, AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DESCRIPTION OF THE BUSINESS

The Company is a bank holding company headquartered in Rockford, Illinois, and conducts its principal business activities at locations within northern Illinois, south central Wisconsin and Iowa. The primary business of the Company is the extension of credit and the collection of deposits with commercial and industrial, agricultural, real estate and consumer loan customers throughout northern Illinois and south central Wisconsin. Although the Company has a diversified loan portfolio, adverse changes in the local economy would have a direct impact on the credit risk in the portfolio.

The Company also offers a variety of financial products and services through its financial services subsidiaries. These include mortgage banking, personal and employee benefit trust administration for individuals, estates and corporations, consumer finance, investment management, brokerage, and credit life and accident and health insurance in conjunction with the lending activities of the BANK.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers cash on hand, amounts due from banks, and cash items in process of clearing to be cash and cash equivalents. Cash flows for federal funds sold and other short-term investments, interest earning deposits in banks, loans, demand deposits and savings accounts, time deposits and short-term borrowings are reported net.

LOANS AND LEASES HELD FOR SALE

Loans originated and intended for sale in the secondary market are recorded at the lower of cost or fair value in the aggregate. Gains and losses on the sale of loans are included in other non-interest income.

SECURITIES AND OTHER INVESTMENTS

Debt securities are classified into three categories: held to maturity, available for sale and trading. Securities for which the Company has the ability and the intent to hold to maturity are classified as held to maturity and are reported at amortized cost. Securities held for resale are classified as trading securities and are reported at fair value with unrealized gains and losses recorded in earnings. Securities, which are neither held to maturity nor trading, are classified as available for sale and are reported at fair value. The level yield method is used for the amortization and accretion of premiums and discounts. The cost of securities sold is determined on a specific identification method. There were no trading securities outstanding at December 31, 2001 and 2000. There were no held to maturity securities outstanding as of December 31, 2001.

Non-marketable equity securities are reported at cost. These include private equity fund investments where the Company's interest is so minor as to have virtually no influence over the fund's operating and financial policies. Also included are investments in Federal Reserve Bank and Federal Home Loan Bank stock. Investments in affordable housing tax credit projects without guaranteed yields are reported on the equity method. Those with guaranteed yields are reported using the effective yield method. Private equity fund and affordable housing tax credit investments are reported as other assets on the Consolidated Balance Sheet.

When it is determined that securities or other investments are impaired and the impairment is other than temporary, an impairment loss is recorded in earnings and a new basis is established. See Note 3 for additional information.

LOANS AND LEASES

Loans and leases that management has the ability and intent to hold for the foreseeable future are recorded at the amount advanced to the borrower plus certain costs incurred by AMCORE to originate the loan, less certain origination fees that are collected from the borrower. The carrying amount of loans is reduced as principal payments are made. Payments made by the borrower are allocated between interest income and principal payment based upon the outstanding principal amount, the contractual rate of interest and other contractual terms. The carrying amount is further adjusted to reflect amortization of the origination costs net of origination fees. These items are amortized over the expected life of the loan using methods that approximate the level-yield method. Unearned interest on discounted installment loans has been recognized as income using methods which approximate level rates of return over the terms of the loans. A liability is recorded for the estimated amount of recourse due to uncollectible leases and is a component of the gain or loss recognized on sale.

The accrual of interest income is generally discontinued (Non-Accrual Status) when management believes that collection of principal and/or interest is doubtful or when payment becomes 90 to 120 days past due, except for loans that are well secured and are in the process of collection. Payments received from the borrower after a loan is placed on Non-Accrual Status are applied to reduce the principal balance of the loan until such time that collectibility of remaining principal and interest is no longer doubtful. Unpaid interest that has previously been recorded as income is written-off when a loan is placed on Non-Accrual Status. The outstanding loan balance is written-off against the allowance for loan and lease losses when management determines that probability of collection of principal will not occur. See Note 4 for additional information.

ALLOWANCE FOR LOAN AND LEASE LOSSES

Management periodically reviews the loan and lease portfolio in order to establish an estimated allowance for loan and lease losses (Allowance) that are probable as of the respective reporting date. Additions to the Allowance are charged against earnings for the period as a provision for loan and lease losses (Provision). Actual loan and lease losses are charged against (reduce) the Allowance when management believes that the collection of principal will not occur. Unpaid interest attributable to prior years for loans that are placed on Non-Accrual Status are also charged against the Allowance. Unpaid interest for the current year for loans that are placed on Non-Accrual Status are reversed against the interest income previously recognized. Subsequent recoveries of amounts previously charged to the Allowance, if any, are credited to (increase) the Allowance.

The Allowance is regularly reviewed by management to determine whether or not the amount is considered adequate to absorb probable losses. If not, an additional Provision is made to increase the Allowance. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan groups or pools that are based on historical loss experience and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower's ability to repay, and current economic and industry conditions. See Note 4 for additional information.

PREMISES AND EQUIPMENT

Premises and equipment including leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally on the straight-line method over the estimated useful life of the assets. Leasehold improvements are being amortized using the straight-line method over the terms of the respective leases or their useful lives, whichever is shorter. See Note 6 for additional information.

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

FORECLOSED REAL ESTATE

Foreclosed real estate comprises real properties acquired in partial or full satisfaction of loans. These properties are carried as other assets at the lower of cost or fair value less estimated costs to sell the properties. When the property is acquired through foreclosure, any excess of the related loan balance over the fair value less expected sales costs, is charged against the Allowance. Subsequent declines in value or losses and gains upon sale, if any, are charged or credited to other operating expense. Losses on the sales within 90 days of foreclosure are charged against the Allowance.

MORTGAGE SERVICING RIGHTS

The Company recognizes as separate assets the rights to service mortgage loans for others. Mortgage servicing rights that are retained when mortgage loans are sold are recorded by allocating the previous carrying amount of the sold loan between the servicing rights retained and the loans that are sold. This allocation is based upon the relative fair values of the mortgage servicing rights and the loans sold. Because it is retained as an asset, the amount allocated to mortgage servicing rights will have a favorable impact on the amount of gain or loss that is recognized on the sale of the loans.

The mortgage servicing rights asset is amortized over the projected period of and in proportion to the estimated amount of net servicing income. Amortization of the servicing rights asset will reduce the amount of income that is recorded in the respective period from the servicing of the mortgage loans.

Each reporting period, the Company re-evaluates the fair value of its remaining mortgage servicing rights assets. The amount that the unamortized carrying amount of mortgage servicing rights exceeds the new estimate of fair value is charged against earnings for the period. Rather than directly reducing the unamortized carrying amount of the servicing rights asset, a valuation allowance is established for the same amount as the charge against earnings. In subsequent reporting periods, depending upon current estimates of fair value, the valuation allowance may be reversed. The reversal is limited to the remaining amount of the valuation allowance and will result in an increase in recorded earnings.

The periodic re-evaluation of fair value is based upon current estimates of the present value of remaining net servicing cash flows that incorporate numerous assumptions including the cost of servicing the loans, discount rates and prepayment rates. This re-evaluation is done by stratifying servicing rights assets into pools based upon one or more predominant risk characteristics of the underlying loans that are being serviced. Risk characteristics include loan type and interest rate. Valuation allowances required for one pool cannot be offset by the amount that the fair value of another pool exceeds its unamortized carrying amount. See Note 7 for additional information.

LOAN SECURITIZATION AND SALES OF RECEIVABLES

When the Company sells receivables in securitizations of automobile loans, the net carrying amount of the loans are removed from the balance sheet, and certain retained residual interests are recorded. The retained interests include rights to service the loans that were sold (the "Servicing Rights"), the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the "Interest Only Strip") and an interest in sales proceeds that are not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the "Credit Enhancement" or "Overcollateralization Asset"). The carrying value of the loans removed from the balance sheet include the unpaid principal balance of the loans, net of an allocable portion of the Allowance for Loan and Lease Losses, minus the portion of the carrying value of the loans that are allocated to the retained residual interests. These allocations are based upon the relative fair values of the retained residual interests and the loans sold. Because they are retained assets, the amount allocated and recorded for the residual interests have a favorable impact on the amount of gain or loss that is recognized on the sale of the loans.

Since the projected income from the Servicing Rights approximates the estimated costs of the Company to service the loans, no asset is recorded for Servicing Rights. Income from servicing is recognized as earned pursuant to the terms of the servicing agreement and to the extent cash collections from the borrowers exceed payments to the investors and agent. Cash collections in excess of the Servicing Rights income that is earned is next applied to the Interest Only

Strip. The value allocated to the Interest Only Strip is reduced and interest income is recorded assuming a constant yield based upon the discount rate used to estimate its fair value. At the end of the estimated life of the securitization, the carrying value of the Interest Only Strip will be fully amortized. The value allocated to the Overcollateralization Asset is accreted assuming a constant yield based upon the discount rate used to estimate its fair value. Accretion is recorded as other income for the period. At the end of the estimated life of the securitization, the carrying value of the Overcollateralization Asset will have accreted to the amount of the sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans, net of projected credit losses. At that time the cash is expected to be released from the securitization in an amount that equals the accreted value of the Overcollateralization Asset.

Because the Company's retained residual interests are subordinated to the interests of securitization investors and the trust agent, there is risk that the carrying value of the Interest Only Strip will not be fully recovered, resulting in a loss charged to earnings. In addition, since actual credit losses may exceed projected credit losses over the life of the securitization, there is risk that the accreted value of the Overcollateralization Asset will not be fully realized, resulting in a loss charged to earnings. Recourse against the Company for credit losses is limited to the amount of the sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans. Thus, a loss in excess of the accreted value of the Overcollateralization Asset is not possible. Each reporting period, the fair values of the Interest Only Strip and the Overcollateralization Asset are re-evaluated based upon current estimates and assumptions of the net present value of residual future cash flows net of remaining expected credit losses. If this re-evaluation results in fair values that are less than the amortized carrying value of the Interest Only Strip and the accreted value of the Overcollateralization Asset, respectively, and if remaining projected cash flows are less than previously estimated, the carrying values are written-down to fair value. The amount of the write-downs is charged against earnings for the current period. Finally, each reporting period, new Interest Only Strip amortization schedules and new Overcollateralization accretion schedules are developed based upon current estimates, assumptions, adjusted carrying values and revised constant yields. See Note 8 for additional information.

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

TRUST ASSETS

Assets that are held by subsidiaries in a fiduciary or agency capacity are not included in the consolidated financial statements as they are not assets of the Company. The total assets under management at December 31, 2001 were $4.2 billion.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses certain financial instruments called derivatives to help manage (Hedge) its risk or exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives used most often are interest rate swaps, caps, collars and floors (collectively, "Interest Rate Derivatives"), mortgage loan commitments and forward contracts. Interest Rate Derivatives are contracts with a third party (the "Counter-party") to exchange interest payment streams based upon an assumed principal amount (the "Notional Principal Amount"). The Notional Principal Amount is not advanced from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams.

Interest rate swaps are most commonly used by the Company to convert liabilities with variable-rate cash flows to liabilities with fixed-rate cash flows (the "Hedged Items"). Under this arrangement, the Company receives payments from the Counter-party at a specified floating-rate index that is applied to the Notional Principal Amount. This periodic receipt of income essentially offsets floating-rate interest payments that the Company makes to its depositors or lenders. In exchange for the receipts from the Counter-party, the Company makes payments to the Counter-party at a specified fixed-rate that is applied to the Notional Principal Amount. Thus, what was a floating rate obligation before entering into the derivative arrangement is transformed into a fixed rate obligation. Interest rate caps and collars are derivative instruments that are variations of an interest rate swap. They also involve an exchange of interest payment streams with a Counter-party based upon a Notional Principal Amount. In the case of an interest rate cap, the exchange of income streams does not take effect unless the specified floating-rate index rises above a pre-determined level. In an interest rate cap, the Company retains the risk of rising interest rates up to the pre-determined level, while benefiting from declines in interest rates. In the case of an interest rate collar, the exchange of income streams does not take effect unless the specified floating-rate index rises above or below pre-determined levels. In an interest rate collar, the Company retains the risk and benefits of changes in interest rates within the pre-determined levels. The Company has also used interest rate floors to manage its exposure to declining mortgage interest rates of its mortgage servicing rights asset. These floors were terminated during 2001. The net amount payable or receivable from each Interest Rate Derivative contract is recorded as an adjustment to interest expense.

Historically, most of the Interest Rate Derivatives have been accounted for off-balance sheet since the Notional Principal Amount is never advanced from the Counter-party and, with the exception of the interest rate floor contracts, they qualified as Hedges under previous accounting standards. Upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as modified by SFAS No. 138, effective beginning January 1, 2001, all derivatives must be recognized at fair value on the Company's balance sheet. In the event a derivative does not qualify for Hedge accounting treatment pursuant to SFAS No. 133, changes in the fair value of the derivative are included in other income or expense as they occur. With the exception of the interest rate floors, all of the Company's Interest Rate Derivatives qualify and have been designated as cash flow Hedges pursuant to SFAS No. 133. Changes in the fair value of a cash flow Hedge that are due to the passage of time are recorded as other income or expense for each reporting period. The effective portion of the remaining changes in the fair value of the derivative are recorded in other comprehensive income (OCI), a component of stockholders' equity on the balance sheet. This amount is subsequently recognized as other income or expense in the same period as interest is accrued on the Hedged Items. Ineffective portions of changes in the fair value of cash flow Hedges are recognized in the other income or expense each period. Hedge ineffectiveness is caused when the change in expected future floating cash flows of the Hedged Item does not exactly offset the change in the expected future floating cash flows of the Interest Rate Derivative, and is generally due to differences in the interest rate indices or interest rate reset dates.

Also considered derivatives under SFAS No. 133 are 1-4 family residential mortgage loan commitments (the "Commitments") and forward mortgage loan sales (the "Forward Contracts") to the secondary market (collectively "Mortgage Loan Derivatives"). While historically Mortgage Loan Derivatives were accounted for off-balance sheet, they are now reported at fair value on the balance sheet pursuant to SFAS No. 133. Changes in the fair value of the Mortgage Loan Derivatives are included in other income or expense as they occur. However, since the Company's Forward Contracts qualify and have been designated as fair value Hedges of its portfolio of loans held for sale (the "Warehouse Loans") as well a Hedge of its Commitments, the Warehouse Loans are also adjusted to fair value. The change in fair value of Warehouse Loans is recorded in other income or expense as they occur. To the extent that the Company's Forward Contracts are highly effective, the changes in the fair value of the Forward Contracts will largely offset changes in fair value of the Commitments and Warehouse Loans.

Fees paid on derivative financial contracts are amortized over their contractual life as a component of the interest reported on the asset or liability hedged. See Note 11 for additional information.

LEGAL AND OTHER CONTINGENCIES

The Company recognizes as an expense legal and other contingencies when, based upon available information, it is probable that a liability has been incurred and the amount or range of amounts can be reasonably estimated. See Note 20 for additional information.

INCOME TAXES

Deferred taxes are provided on a liability method whereby net operating losses, tax credit carryforwards, and deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. See Note 14 for additional information.

EARNINGS PER SHARE

Basic earnings per share is based on dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur if stock options granted pursuant to incentive stock option plans were exercised or converted into common stock, based on the treasury stock method, and any shares contingently issuable, that then shared in the earnings of the Company. See Note 15 for additional information.

SEGMENT INFORMATION

The Company discloses operating segments based on the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. See Note 17 for further information.

NEW ACCOUNTING STANDARDS

In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a replacement of SFAS No. 125". This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relative to securitization transactions and collateral for fiscal years ending after December 15, 2000 and was implemented by the Company during the first quarter of 2001. The adoption of SFAS No. 140 did not have a material affect on the Company's Consolidated Financial Statements.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25". This Interpretation clarifies the application of Opinion 25 for only certain issues. Among other issues, this Interpretation clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occurred after either December 15, 1998, or January 12, 2000. This interpretation did not have a material affect on the Company's Consolidated Financial Statements.

The Company adopted SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001. This Statement outlines accounting and reporting standards for derivative instruments and hedging activities. See Note 11 of the Notes to Consolidated Financial Statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS No.
141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 is effective January 1, 2002 for calendar year companies, however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. As required under SFAS No. 142, the Company will discontinue the amortization of goodwill with a net carrying value of $15.6 million at January 1, 2002 and annual amortization of $1.9 million that resulted from business combinations prior to the adoption of SFAS No. 141. Other intangible assets with a net carrying value of $282,000 will continue to be amortized over their remaining estimated useful life. The remaining goodwill will be evaluated for impairment on an ongoing basis. The Company continues to evaluate the additional effect, if any, that adoption of SFAS No. 141 and SFAS No. 142 will have on the Company's consolidated financial statements.

RECLASSIFICATIONS

Certain prior year amounts may be reclassified to conform with the current year presentation.

NOTE 2 - MERGERS, ACQUISITIONS AND DIVESTITURES

COMPLETED MERGER:

On March 31, 1999, Wellmark Capital Value, Inc. (WCV) of Des Moines, Iowa was acquired by the Company for $50,000. Additional cash payments of $174,000 were contingent upon WCV's performance from acquisition through March 31, 2001. Based on the attainment of performance targets in 2000 and 2001, the entire amount was earned and paid. The transaction was accounted for as a purchase.

COMPLETED DIVESTITURES:

During 2001 AMCORE sold seven branches as part of its strategic objective to invest in and reallocate capital to higher growth Midwestern markets. The branches included Aledo, Gridley, Mount Morris, Ashton, Rochelle, Wyanet and Sheffield. For the seven branches sold, $65.1 million in loans, $170.8 million in deposits and $1.4 million in premises and equipment were transferred to the respective buyers resulting in $10.6 million in pre-tax gains, net of associated costs.

NOTE 3 - SECURITIES

A summary of securities at December 31, 2001, 2000, and 1999 were as follows:

                                                                        GROSS        GROSS
                                                         AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                            COST        GAINS        LOSSES       VALUE
                                                         ----------   ----------   ----------   ----------
                                                                          (IN THOUSANDS)
AT DECEMBER 31, 2001
  Securities Available for Sale:
     U.S. Treasury.....................................  $   18,984    $   243      $      -    $   19,227
     U.S. Government agencies..........................      17,324        112            (9)       17,427
     Agency mortgage-backed securities.................     710,485      3,528        (4,725)      709,288
     State and political subdivisions..................     256,886      6,004        (1,452)      261,438
     Corporate obligations and other...................      79,567        807           (52)       80,322
                                                         ----------    -------      --------    ----------
       Total Securities Available for Sale.............  $1,083,246    $10,694      $ (6,238)   $1,087,702
                                                         ==========    =======      ========    ==========
AT DECEMBER 31, 2000
  Securities Available for Sale:
     U.S. Treasury.....................................  $   35,751    $   215      $    (34)   $   35,932
     U.S. Government agencies..........................      51,091        142           (18)       51,215
     Agency mortgage-backed securities.................     728,782      4,737        (7,634)      725,885
     State and political subdivisions..................     289,496      5,630        (2,060)      293,066
     Corporate obligations and other...................     118,201        296          (810)      117,687
                                                         ----------    -------      --------    ----------
       Total Securities Available for Sale.............  $1,223,321    $11,020      $(10,556)   $1,223,785
                                                         ==========    =======      ========    ==========
  Securities Held to Maturity:
     U.S. Treasury.....................................  $      802    $     4      $      -    $      806
     U.S. Government agencies..........................          24          -             -            24
     State and political subdivisions..................       9,835         47           (77)        9,805
                                                         ----------    -------      --------    ----------
       Total Securities Held to Maturity...............  $   10,661    $    51      $    (77)   $   10,635
                                                         ----------    -------      --------    ----------
          Total Securities.............................  $1,233,982    $11,071      $(10,633)   $1,234,420
                                                         ==========    =======      ========    ==========
AT DECEMBER 31, 1999
  Securities Available for Sale:
     U.S. Treasury.....................................  $   61,466    $   171      $   (258)   $   61,379
     U.S. Government agencies..........................      32,390          3          (847)       31,546
     Agency mortgage-backed securities.................     746,953      1,308       (31,951)      716,310
     State and political subdivisions..................     299,304      1,254       (11,055)      289,503
     Corporate obligations and other...................     131,572         85        (2,999)      128,658
                                                         ----------    -------      --------    ----------
       Total Securities Available for Sale.............  $1,271,685    $ 2,821      $(47,110)   $1,227,396
                                                         ==========    =======      ========    ==========
  Securities Held to Maturity:
     U.S. Treasury.....................................  $    1,053    $     -      $     (8)   $    1,045
     U.S. Government agencies..........................          25          -             -            25
     State and political subdivisions..................      12,898         53          (204)       12,747
     Corporate obligations and other...................           1          -             -             1
                                                         ----------    -------      --------    ----------
       Total Securities Held to Maturity...............  $   13,977    $    53      $   (212)   $   13,818
                                                         ----------    -------      --------    ----------
          Total Securities.............................  $1,285,662    $ 2,874      $(47,322)   $1,241,214
                                                         ==========    =======      ========    ==========

Realized gross gains resulting from the sale of securities available for sale were $2.5 million, $1.8 million and $1.3 million for 2001, 2000 and 1999, respectively. Realized gross losses were $2.8 million, $3,000 and $736,000 for 2001, 2000 and 1999, respectively. An impairment loss of $1.8 million was recorded during the second quarter of 2001 related to specific securities for which a decision to sell had been made. All of these securities were disposed of prior to year end 2001 and were included in the gross losses of $2.8 million.

The amortized cost and fair value of securities available for sale as of December 31, 2001, by contractual maturity are shown below. Mortgage-backed security maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                                AVAILABLE FOR SALE
                                                              -----------------------
                                                              AMORTIZED       FAIR
                                                                 COST        VALUE
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Due in one year or less.....................................  $   35,638   $   36,129
Due after one year through five years.......................      84,399       85,934
Due after five years through ten years......................      87,393       89,502
Due after ten years.........................................     123,922      124,781
Mortgage-backed securities (agency and corporate)...........     751,894      751,356
                                                              ----------   ----------
  Total Securities..........................................  $1,083,246   $1,087,702
                                                              ==========   ==========

At December 31, 2001, 2000, and 1999, securities with a fair value of approximately $846.0 million, $911.0 million and $906.4 million, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes required by law.

NOTE 4 - LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the loan and lease portfolio at December 31, 2001 and 2000 was as follows:

                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Commercial, financial and agricultural......................  $  705,782   $  697,056
Real estate-construction....................................     100,349      111,156
Real estate-commercial......................................     724,936      762,320
Real estate-residential.....................................     500,053      662,778
Installment and consumer....................................     444,350      390,970
Direct lease financing......................................       3,263        2,877
                                                              ----------   ----------
     Gross loans and leases.................................  $2,478,733   $2,627,157
     Allowance for loan and lease losses....................     (33,940)     (29,157)
                                                              ----------   ----------
     Net Loans and Leases...................................  $2,444,793   $2,598,000
                                                              ==========   ==========

Non-performing loan information as of and for the years ended December 31, was as follows:

                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Impaired Loans:
     Non-accrual Loans:
          Commercial........................................  $ 8,920   $ 7,762
          Real estate.......................................    3,908     3,044
Other Non-performing:
     Non-accrual loans (1)..................................   13,925    11,263
                                                              -------   -------
Total Non-performing Loans..................................  $26,753   $22,069
                                                              =======   =======
     Loans 90 days or more past due and still accruing......  $14,001   $13,136

---------------

(1) These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Impaired loans without an allowance allocation..............  $     -   $   100
Impaired loans with an allowance allocation.................   12,828    10,706
Allowance provided for impaired loans.......................    4,096     3,457
Average recorded investment in impaired loans...............   11,968    11,036
Interest income recognized from impaired loans..............      511       189

An analysis of the allowance for loan and lease losses for the years ended December 31, follows:

                                                                2001      2000       1999
                                                              --------   -------   --------
                                                                     (IN THOUSANDS)
Balance at beginning of year................................  $ 29,157   $28,377   $ 26,403
Provision charged to expense................................    16,700     9,710     10,550
Loans charged off...........................................   (12,853)   (9,851)   (10,309)
Recoveries on loans previously charged off..................     1,815     1,989      1,733
Reductions due to sale of loans.............................      (879)   (1,068)         -
                                                              --------   -------   --------
     Balance at end of year.................................  $ 33,940   $29,157   $ 28,377
                                                              ========   =======   ========

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

Related party loan transactions during 2001 and 2000 were as follows:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Balance at beginning of year................................  $ 10,235   $  8,617
New loans...................................................    42,797     22,792
Repayments..................................................   (36,509)   (21,174)
                                                              --------   --------
     Balance at end of year.................................  $ 16,523   $ 10,235
                                                              ========   ========

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET RISK

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

The following table shows the carrying amounts and fair values of financial instruments at December 31, 2001 and 2000 that have liquid markets in which fair value is assumed to be equal to the carrying amount, or have readily available quoted market prices, or are based on quoted prices for similar financial instruments:

                                                               2001                      2000
                                                     ------------------------   -----------------------
                                                      CARRYING                   CARRYING
                                                       AMOUNT      FAIR VALUE     AMOUNT     FAIR VALUE
                                                     -----------   ----------   ----------   ----------
                                                                       (IN THOUSANDS)
Cash and cash equivalents..........................  $   134,244   $  134,244   $  118,807   $  118,807
Interest earning deposits in banks.................        3,087        3,087       21,562       21,562
Federal funds sold and other short-term
  investments......................................          300          300       36,000       36,000
Loans and leases held for sale.....................      101,831      101,831       27,466       28,013
Securities available for sale......................   1, 087,702    1,087,702    1,223,785    1,223,785
Securities held to maturity........................            -            -       10,661       10,635
Mortgage servicing rights..........................        8,789        8,956        7,854        8,340

The carrying amounts and fair values of accruing loans and leases at December 31, 2001 and 2000 were as follows:

                                                               2001                      2000
                                                      -----------------------   -----------------------
                                                       CARRYING                  CARRYING
                                                        AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                      ----------   ----------   ----------   ----------
                                                                       (IN THOUSANDS)
Commercial, financial and agricultural..............  $  695,452   $  720,970   $  679,900   $  723,812
Real estate.........................................   1,310,758    1,384,288    1,533,626    1,607,759
Installment and consumer, net.......................     442,911      468,855      389,074      404,208
Direct lease financing..............................       2,859        2,977        2,488        3,095
                                                      ----------   ----------   ----------   ----------
     Total accruing loans and leases................  $2,451,980   $2,577,090   $2,605,088   $2,738,874
                                                      ==========   ==========   ==========   ==========

Fair values of loans were estimated for portfolios with similar characteristics. The fair value of loans was calculated by discounting contractual and prepayment cash flows using estimated market discount rates which reflect the interest rate risk inherent in the loan. The fair value of non-accrual loans with a recorded book value of $26.8 million and $22.1 million in 2001 and 2000, respectively, was not estimated because it was not practicable to reasonably assess the credit risk adjustment that would be applied in the marketplace for such loans. (See
Note 4)

The carrying value of interest receivable and payable approximates fair value due to the relatively short period of time between accrual and expected realization. At December 31, 2001 and 2000, interest receivable was $23.2 million and $32.8 million, respectively, and interest payable was $19.4 million and $31.8 million, respectively.

The following table shows the carrying amounts and fair values of financial instrument liabilities at December 31, 2001 and 2000:

                                                               2001                      2000
                                                      -----------------------   -----------------------
                                                       CARRYING                  CARRYING
                                                        AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                      ----------   ----------   ----------   ----------
                                                                       (IN THOUSANDS)
Demand deposits and savings.........................  $1,424,682   $1,424,682   $1,395,959   $1,395,959
Time deposits.......................................   1,469,055    1,504,018    1,747,602    1,759,197
Short-term borrowings...............................     475,716      482,887      460,634      461,067
Long-term borrowings................................     268,230      304,280      265,830      284,442
Standby letters of credit...........................         339        1,454          467        1,426
Interest rate swap agreements.......................       5,181        5,181         (655)       1,615
Interest rate collar agreements.....................         168          168           20          (10)
Interest rate floor agreements......................           -            -         (125)        (129)
Interest rate cap agreements........................        (278)        (278)        (381)         (86)
Forward contracts...................................      (1,027)      (1,027)           -         (151)
Mortgage loan commitments...........................        (118)        (118)           -         (114)

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW and money market accounts, is equal to the carrying amount in accordance with SFAS No. 107. There is, however, additional value to the deposits of the Company, a significant portion of which has not been recognized in the consolidated financial statements. This value results from the cost savings of these core funding sources versus obtaining higher-rate funding in the market. The fair value of time deposits was determined by discounting contractual cash flows using currently offered rates for deposits with similar remaining maturities. The estimated fair value of both accrued interest receivable and accrued interest payable was considered to be equal to the carrying value.

The fair value of derivatives was estimated based on the amount the Company would pay or would be paid to terminate the contracts or agreements, using current rates and, when appropriate, the current creditworthiness of the counter-party. The carrying amounts of certain derivatives shown include accrued net settlements and the unamortized balance of premiums or discounts.

The above fair value estimates were made at a discrete point in time based on relevant market information and other assumptions about the financial instruments. As no active market exists for a significant portion of the Company's financial instruments, fair value estimates were based on judgements regarding current economic conditions, future expected cash flows and loss experience, risk characteristics and other factors. These estimates are subjective in nature and involve uncertainties and therefore cannot be calculated with precision. There may be inherent weaknesses in calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows could significantly affect the results. In addition, the fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to assess the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant investments in subsidiaries, specifically the trust and asset management and mortgage operations, are not considered financial instruments and the franchise values have not been included in the fair value estimates. Similarly, premises and equipment and intangible assets have not been considered.

Many of the above financial instruments are also subject to credit risk. Credit risk is the possibility that the Company will incur a loss due to the other party's failure to perform under its contractual obligations. The Company's exposure to credit loss in the event of non-performance by the other party with regard to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for actual extensions of credit. The credit risk involved for commitments to extend credit and in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, securities, inventory, property and equipment and income-producing commercial properties.

A summary of the contract amount of the Company's exposure to off-balance sheet credit risk as of December 31, 2001 and 2000, is as follows:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Financial instruments whose contract amount represent credit risk only:
     Commitments to extend credit...........................  $617,254   $510,901
     Standby letters of credit..............................   116,335    114,067

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

The interest rate swap contracts involve the exchange of fixed for variable or variable for fixed interest rate payments and are based on the notional amount of the contract. The cap, collar and floor contracts are also based on the notional amount of the contract. The collar, cap and floor contracts are purchased at a premium, which is amortized over the lives of the contracts. The notional amount of the swap, collar, cap and floor contracts only identify the size of the contracts and are used to calculate the interest payment amounts. The only credit risk exposure AMCORE has is in relation to the counter-parties which all have investment grade credit ratings. All counter-parties are expected to meet any outstanding interest payment obligations.

NOTE 6 - PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, 2001 and 2000 follows:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Land........................................................  $ 10,347   $  9,969
Buildings and improvements..................................    55,897     59,245
Furniture and equipment.....................................    53,847     54,105
Leasehold improvements......................................     5,700      5,608
Construction in progress....................................     1,263        323
                                                              --------   --------
     Total premises and equipment...........................  $127,054   $129,250
Accumulated depreciation and amortization...................   (77,717)   (76,696)
                                                              --------   --------
     Premises and Equipment, net............................  $ 49,337   $ 52,554
                                                              ========   ========

NOTE 7 - MORTGAGE SERVICING RIGHTS

The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheets, was $905.0 million and $842.7 million at December 31, 2001 and 2000, respectively. Of this amount, the Company has recorded originated capitalized mortgage servicing rights, as shown below, on mortgage loans serviced balances of $922.8 million and $758.4 million at December 31, 2001 and 2000, respectively. The remaining balance of originated loans sold and serviced for others also have servicing rights associated with them; however, these servicing rights arose prior to the adoption of SFAS No. 122, as amended by SFAS No. 125, and accordingly, have not been capitalized.

The carrying value and fair value of capitalized mortgage servicing rights consisted of the following as of December 31, 2001 and 2000, respectively.

                                                               2001     2000
                                                              ------   ------
                                                              (IN THOUSANDS)
Unamortized cost of mortgage servicing rights...............  $9,569   $7,854
Valuation allowance.........................................    (780)       -
                                                              ------   ------
Carrying value of mortgage servicing rights.................  $8,789   $7,854
                                                              ======   ======
Fair value of mortgage servicing rights.....................  $8,956   $8,340
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

    Prepayment Speed (5 year average):                   15.89%
    Discount Rate:                                       10.73%
    Servicing Cost per Loan:                             $44.00
    Escrow Float Rate:                                    4.00%

The following is an analysis of the mortgage servicing rights activity and the related valuation allowance for 2001 and 2000. For the purpose of measuring impairment, loans are stratified and evaluated based on loan type and investor as determined by materiality and reasonableness.

                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
UNAMORTIZED COST OF MORTGAGE SERVICING RIGHTS
Balance at beginning of year................................  $ 7,854   $ 6,897
Additions of mortgage servicing rights......................    5,545     2,011
Amortization................................................   (3,830)   (1,054)
                                                              -------   -------
     Balance at end of year.................................  $ 9,569   $ 7,854
                                                              =======   =======
VALUATION ALLOWANCE
Balance at beginning of year................................  $     -   $     -
Impairment valuation allowance charged to expense...........      780         -
                                                              -------   -------
     Balance at end of year.................................  $   780   $     -
                                                              =======   =======

NOTE 8 - SALE OF RECEIVABLES

During 2001 and 2000, the Company sold $29.9 million and $100.3 million, respectively, of indirect automobile loans in securitization transactions. Pre-tax gains of $810,000 and $1.4 million were recognized in 2001 and 2000, respectively, from these transactions. Upon securitization, the Company retained Servicing Rights, Interest Only Strip and the Overcollateralization Asset. At the date of each securitization, these retained interests were allocated a carrying value of $8.1 million. The Company receives monthly servicing fees equal to 0.75 percent per annum of the outstanding beginning principal balance of the loans serviced for the month and rights to future cash flows arising after the investors in the securitization trust have received the returns for which they have contracted. The investors and the securitization trust have no other recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to investor's interests. The value of the Interest Only Strip is subject to prepayment risk and the value of the Overcollateralization Asset is subject to credit risk on the transferred auto loans.

Key economic assumptions used in measuring the retained interests at the date of the securitization and as of December 31, 2001 including the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                                                      AS OF DECEMBER 31, 2001
                                                                                 ----------------------------------
                                                    LOANS SOLD     LOANS SOLD             10% ADVERSE   20% ADVERSE
                                                   DURING 2001    DURING 2000    ACTUAL     CHANGE        CHANGE
                                                   ------------   ------------   ------   -----------   -----------
                                                                            (IN THOUSANDS)
Prepayment speed assumptions
    Prepayment speed.............................          1.5%           1.5%     1.8%       1.9%          2.1%
    Weighted average life (in months)............          22.0           22.4     17.7       17.1          16.5
    Fair value of retained interests.............  $      2,239   $      6,070   $7,643     $7,560        $7,476
    Change in fair value.........................  $          -   $          -   $    -     $  (83)       $ (167)
Expected credit loss assumptions
    Expected credit losses (loss to
      liquidation)...............................   1.3% - 1.7%    1.3% - 1.7%     1.2%       1.3%          1.4%
    Fair value of retained interests.............  $      2,239   $      6,070   $7,643     $7,557        $7,470
    Change in fair value.........................  $          -   $          -   $    -     $  (86)       $ (173)
Residual cash flow discount rate assumptions
    Residual cash flow discount rate (annual)....   7.4% - 7.5%    8.3% - 9.1%     5.9%       6.5%          7.1%
    Fair value of retained interests.............  $      2,239   $      6,070   $7,643     $7,510        $7,379
    Change in fair value.........................  $          -   $          -   $    -     $ (133)       $ (264)

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

Total cash flows attributable to the indirect auto loan securitization transactions was an inflow of $30.4 million and $95.4 million for 2001 and 2000, respectively. The following table summarizes the various cash flows received from and paid to the securitization trust:

                                                               PROCEEDS FROM    SERVICING FEES   OTHER CASH
                                                              SECURITIZATIONS     COLLECTED        FLOWS      FEES PAID
                                                              ---------------   --------------   ----------   ---------
                                                                                      (IN THOUSANDS)
Cash flows received from (paid to) trust in 2001............      $28,373            $737          $1,313       $(11)
Cash flows received from (paid to) trust in 2000............      $95,186            $108          $  128       $(17)

Other retained interests represents net cash flows received from retained interests by the transferor other than servicing fees. Other cash flows include, for example, gross cash flows from interest-only strips net of reductions in such cash flows for loan defaults.

The following table presents quantitative information about delinquencies (loans 30 or more days past due plus non-accruals), net credit losses, and components of securitized indirect auto loans and other assets managed together with them. Loan amounts represent the principal amount of the loan only. Retained interests held for securitized assets are excluded from this table because they are recognized separately.

                                                      TOTAL PRINCIPAL       PRINCIPAL AMOUNT OF
                                                      AMOUNT OF LOANS        DELINQUENT LOANS
                                                    --------------------    -------------------    NET CREDIT LOSSES
                                                                 AS OF DECEMBER 31                  DURING THE YEAR
                                                    -------------------------------------------    ------------------
                                                      2001        2000        2001       2000       2001       2000
                                                    --------    --------    --------    -------    -------    -------
                                                                              (IN THOUSANDS)
Held in Portfolio.................................  $334,778    $266,279    $ 8,126     $5,251     $2,448     $2,800
Securitized.......................................    75,917      90,915      2,358        770        976          9
Held for Sale.....................................         -      10,173          -          -          -          -
                                                    --------    --------    -------     ------     ------     ------
    Total.........................................  $410,695    $367,367    $10,484     $6,021     $3,424     $2,809
                                                    ========    ========    =======     ======     ======     ======

Actual and projected static pool credit losses, as a percentage of indirect auto loans securitized are 0.75%, 1.09% and 1.30% as of the years ended December 31, 2001, 2002 and 2003, respectively. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amount shown here for each year is a weighted average for all securitizations during the period.

NOTE 9 - SHORT TERM BORROWINGS

At December 31, 2001, 2000 and 1999 short-term borrowings consisted of:

                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Securities sold under agreements to repurchase..............  $388,533   $439,367   $456,227
Federal Home Loan Bank borrowings...........................    10,821         70    114,479
Federal funds purchased.....................................    33,075      9,990    118,000
Commercial paper borrowings.................................    31,287         --         --
U.S. Treasury tax and loan note accounts....................    12,000     11,207     10,692
                                                              --------   --------   --------
     Total Short-Term Borrowings............................  $475,716   $460,634   $699,398
                                                              ========   ========   ========

Additional details on securities sold under agreements to repurchase are as follows:

                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Average balance during the year.............................  $372,863   $463,835   $465,343
Maximum month-end balance during the year...................   403,335    490,885    498,602
Weighted average rate during the year.......................     4.54%      6.37%      5.42%
Weighted average rate at December 31........................     2.83%      6.33%      5.97%

The Company has a commercial paper agreement with an unrelated financial institution (Issuer) that provides for the Company to issue non-rated short-term unsecured debt obligations at negotiated rates and terms, not to exceed $50.0 million. In the event the agent is unable to place the Company's commercial paper on a particular day, the proceeds are provided by overnight borrowings on a line of credit with the same financial institution. This agreement may be terminated at any time by written notice of either the Issuer or the Company. As of December 31, 2001, $18.7 million was available.

NOTE 10 - LONG-TERM BORROWINGS

Long-term borrowings consisted of the following at December 31, 2001 and 2000:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Federal Home Loan Bank borrowings...........................  $242,786   $224,957
Capital Trust preferred securities..........................    25,000     40,000
Other long-term borrowings..................................       444        873
                                                              --------   --------
     Total Long-Term Borrowings.............................  $268,230   $265,830
                                                              ========   ========

The Company periodically borrows additional funds from the Federal Home Loan Bank in connection with the purchase of mortgage-backed securities and the financing of 1-4 family real estate loans. Certain Federal Home Loan Bank borrowings have prepayment penalties and call features associated with them. The average maturity of these borrowings at December 31, 2001 is 4.27 years, with a weighted average borrowing rate of 5.31%.

Reductions of Federal Home Loan Bank borrowings with call features, assuming they are called at the earliest call date, are as follows:

                                                                   TOTAL
                                                               --------------
                                                               (IN THOUSANDS)
2002........................................................      $141,000
2003........................................................        29,000
                                                                  --------
     Total..................................................      $170,000
                                                                  ========

The Company has $25.0 million of capital securities through AMCORE Capital Trust I ("Trust"), a statutory business trust. All of the common securities of the Trust are owned by the Company. The capital securities pay cumulative cash distributions semiannually at an annual rate of 9.35%. The securities are redeemable from March 25, 2007 until March 25, 2017 at a declining rate of 104.675% to 100.0% of the principal amount. After March 25, 2017, they are redeemable at par until June 15, 2027 when redemption is mandatory. Prior redemption is permitted under certain circumstances such as changes in tax or regulatory capital rules. The proceeds of the capital securities were invested by the Trust in junior subordinated debentures which represents all of the assets of the Trust. The Company fully and unconditionally guarantees the capital securities through the combined operation of the debentures and other related documents. The Company's obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the company.

During the third quarter of 2001, AMCORE retired, at par, $15.0 million in capital trust preferred securities with the coupon rate of 9.35 percent. This early extinguishment of long-term borrowings resulted in an after tax extraordinary charge of $204,000, or $0.01 per diluted share (the "Extraordinary Charge"). The Extraordinary Charge was attributable to unamortized pro rata issuance costs and broker fees.

Other long-term borrowings include a non-interest bearing note requiring annual payments of $444,000 through 2002. The note was discounted at an interest rate of 8.0%.

Scheduled reductions of long-term borrowings are as follows:

                                                                   TOTAL
                                                               --------------
                                                               (IN THOUSANDS)
2002........................................................      $    444
2003........................................................        83,022
2004........................................................        25,042
2005........................................................        15,684
2006........................................................        11,711
Thereafter..................................................       132,327
                                                                  --------
     Total..................................................      $268,230
                                                                  ========

NOTE 11 - DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

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

Under SFAS No. 133, all derivatives are recognized at fair value in the Consolidated Balance Sheets. Changes in fair value for derivatives that are not hedges are recognized in the Consolidated Statement of Income (Income Statement) as they arise. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset in the Income Statement or recorded as a component of other comprehensive income (OCI) in the Consolidated Statement of Stockholders' Equity. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the Income Statement. If the derivative is designated as a cash flow hedge, changes in the fair value due to the passage of time (Time Value) are excluded from the assessment of hedge effectiveness and therefore flow through the Income

Statement for each period. The effective portion of the remaining changes in the fair value of the derivative (Intrinsic Value) are recorded in OCI and are subsequently recognized in the Income Statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the Income Statement. Hedge ineffectiveness is caused when the change in expected future cash flows of a hedged item does not exactly offset the change in the future expected cash flows of the derivative instrument, and is generally due to differences in the interest rate indices or interest rate reset dates.

The Company implemented SFAS No. 133 on January 1, 2001, and, as such, the impact of the transition to this standard on the Company's earnings and financial position was dependent on the composition of the hedging portfolio at that date. The after-tax transition adjustment due to the adoption of SFAS No. 133 resulted in an increase in consolidated assets of $2.1 million, an increase in consolidated liabilities of $3.4 million, a reduction in OCI of $1.5 million, and an increase in net income of $225,000. The increase in net income is mostly attributable to the $353,000 favorable Time Value component of the market value of the cash flow hedges. As part of the adoption of this standard, $10.7 million of held to maturity securities were reclassified to available for sale securities and resulted in an unrealized loss of $15,000 recorded in OCI.

In addition to the transition adjustment, the Income Statement for the twelve months ended December 31, 2001 included the following derivative related activity in other non-interest income: $303,000 loss due to the decrease in the Time Value component of the market value of cash flow hedges, $29,000 loss related to the ineffective portion of the cash flow hedges, $48,000 income related to Mortgage Loan Derivatives (net of the corresponding mark-to-market adjustment on hedged mortgage loans held for sale), and $9,000 income related to the S & P 500 embedded derivative. These items, net of taxes of $107,000, total a $168,000 loss recorded for the twelve months ended December 31, 2001.

Reclassification from OCI to the Income Statement occurs each period as continuing cash flow payments bring the Intrinsic Value component of the market value of each cash flow hedge closer to zero. Reclassifications may also occur, as yield adjustments in the same period the hedged items affect earnings, in the event cash flow hedges no longer meet the requirements to qualify for hedge accounting. Of the net derivative losses included in OCI, $3.4 million pre-tax was reclassified to the Income Statement as additional interest expense during the twelve months ended December 31, 2001, mostly through the normal postings of cash receipts and cash payments related to the derivatives and the hedged items.

NOTE 12 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the BANK to the Company and its affiliates. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the BANK. Loans or advances to the Company and for each affiliate are limited to 10 percent of the BANK's capital stock and surplus, but for no more than 20 percent in aggregate. Loans and advances must be made on a secured basis.

At December 31, 2001, the BANK's retained earnings available for the payment of dividends without prior regulatory approval was $14.9 million. The amount available for loans or advances by the BANK to the Company and its affiliates amounted to $20.9 million.

In addition, dividends paid by the BANK to the Company would be prohibited if the effect thereof would cause the BANK's capital to be reduced below applicable minimum capital requirements.

NOTE 13 - STOCK INCENTIVE AND EMPLOYEE BENEFIT PLANS

At December 31, 2001, the Company has stock-based compensation plans as described below. Grants under those plans are accounted for following APB Opinion No. 25 and related interpretations.

STOCK INCENTIVE PLANS. In 2000, stockholders approved the adoption of the AFI 2000 Stock Incentive Plan (Plan). The Plan provides for the grant of stock options, reload options, stock appreciation rights, performance units, restricted stock awards and stock bonus awards to key employees. The total number of shares approved and available for grant under the Plan in its first year were 2.5% of the total shares of stock outstanding as of the effective date, with an 1.5% of outstanding shares in each subsequent Plan year (not to exceed 425,000 in any such year). Options to purchase shares of common stock of the Company and restricted stock awards were granted to key employees pursuant to both the Plan and previous stock incentive plans.

Stock Options. Non-Qualified Stock Options are issued at an option price equal to the fair market value of the shares on the grant date and become exercisable at 25% annually beginning one year from the date of grant. The following table presents certain information with respect to stock options issued pursuant to these incentive plans.

                                                  2001                  2000                  1999
                                           -------------------   -------------------   -------------------
                                                       AVERAGE               AVERAGE               AVERAGE
                                            SHARES      PRICE     SHARES      PRICE     SHARES      PRICE
                                           ---------   -------   ---------   -------   ---------   -------
Options outstanding at beginning of
  year...................................  1,895,630   $18.36    1,692,114   $17.80    1,676,592   $15.58
Options granted..........................    369,000    20.15      377,750    19.28      350,450    22.58
Options issued pursuant to IMG earnout...     57,372        -            -        -            -        -
Option reloads...........................     49,648    21.31       23,988    19.79       65,731    22.36
Options exercised........................   (369,224)   12.72     (113,031)   10.82     (341,821)   11.55
Options lapsed...........................   (125,640)   23.17      (85,191)   21.79      (58,838)   24.20
                                           ---------   ------    ---------   ------    ---------   ------
Options outstanding at end of year.......  1,876,786   $19.01    1,895,630   $18.36    1,692,114   $17.80
                                           ---------   ------    ---------   ------    ---------   ------
Options exercisable at end of year.......  1,096,291   $17.90    1,194,012   $16.64    1,192,052   $15.37
                                           ---------   ------    ---------   ------    ---------   ------

In 1998, Investors Management Group (IMG) was acquired by the Company. The above line item "Options issued pursuant to IMG earnout" was contingent based upon IMG's performance from 1998 through 2000.

Performance Units. Performance Units (Units) granted entitle holders to cash or stock payments if certain long term return on equity performance targets are met. The payout range on all Units granted is $4.45 to $11.11 per unit. In addition, a dividend is paid on each Unit at a rate equivalent to the rate of dividends paid on each share of the Company's common stock. The expense related to these Units for the years ended December 31, 2001, 2000 and 1999 was approximately $154,000, $666,000 and $1.12 million, respectively. The following table presents certain information with respect to issuances pursuant to these incentive plans.

                                                      2001                 2000                1999
                                               ------------------   ------------------   -----------------
                                                          AVERAGE              AVERAGE             AVERAGE
                                                UNITS      PRICE     UNITS      PRICE     UNITS     PRICE
                                               --------   -------   --------   -------   -------   -------
Units outstanding at beginning of year.......   275,606        -     393,218        -    340,443        -
Units granted................................         -        -           -        -    167,563        -
Units paid...................................  (129,666)   $6.42    (100,535)   $5.34    (82,098)   $4.75
Units forfeited..............................   (16,057)       -     (17,077)       -    (32,690)       -
                                               --------    -----    --------    -----    -------    -----
Units outstanding at end of year.............   129,883        -     275,606        -    393,218        -
                                               ========    =====    ========    =====    =======    =====

Restricted Stock Awards. Pursuant to the Plan, The Company issued common stock to certain key employees. The shares are restricted as to transfer, but are not restricted as to dividend payment and voting rights. Transfer restrictions lapse at the end of three years contingent upon earnings and return on equity performance goals being met for each of the three years and contingent upon continued employment. If performance goals are not met, the restrictions lapse or vest in nine years. The Company amortizes the expense over the performance period or, if the goals are not met, the vesting period. The expense related to these awards for the years ended December 31, 2001 and 2000 was approximately $222,000 and $61,000, respectively. The following table presents certain information with respect to restricted stock awards granted pursuant to these incentive plans.

                                                                    2001                2000
                                                              -----------------   ----------------
                                                                        AVERAGE            AVERAGE
                                                              SHARES     PRICE    SHARES    PRICE
                                                              -------   -------   ------   -------
Restricted stock awards outstanding at beginning of year....   24,164   $22.56         -   $    -
Restricted stock awards granted.............................   63,784    19.98    26,353    22.58
Release of restriction on stock due to vesting..............  (11,087)   19.97         -        -
Restricted stock awards forfeited...........................   (7,040)   21.31    (2,189)   22.84
                                                              -------   ------    ------   ------
Restricted stock awards outstanding at end of year..........   69,821   $20.74    24,164   $22.56
                                                              =======   ======    ======   ======

The following table presents a summary of issuances pursuant to these incentive plans.

                                                  2001                  2000                  1999
                                           -------------------   -------------------   -------------------
                                                       AVERAGE               AVERAGE               AVERAGE
            YEAR-END BALANCES               SHARES      PRICE     SHARES      PRICE     SHARES      PRICE
            -----------------              ---------   -------   ---------   -------   ---------   -------
Options outstanding......................  1,876,786   $19.01    1,895,630   $18.36    1,692,114   $17.80
Units outstanding........................    129,883        -      275,606        -      393,218        -
Restricted stock awards outstanding......     69,821    20.74       24,164    22.56            -        -
Available to grant under Plan............    356,826        -      377,109        -       40,490        -

In accordance with APB Opinion No. 25, no compensation cost has been recognized for stock option grants issued during 2001 pursuant to all option plans. Had compensation cost for these grants been determined based on the grant date fair values of awards (the method described in SFAS No. 123, "Accounting for Stock-Based Compensation"), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2001, 2000 and 1999, respectively: dividend rates of 2.86%, 3.09% and 2.33%, price volatility of 33.86%, 38.10% and 25.81%; risk-free interest rates of 5.24%, 6.79% and 5.77%; and expected lives of 6.1, 6.1 and 6.5 years. The average fair value of each option was $6.37.

                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Income:
     As reported............................................    $42,243       $43,083       $40,149
     Pro forma..............................................     40,552        41,368        38,327
Basic earnings per share:
     As reported............................................    $  1.66       $  1.60       $  1.42
     Pro forma..............................................       1.59          1.54          1.35
Diluted earnings per share:
     As reported............................................    $  1.64       $  1.58       $  1.40
     Pro forma..............................................       1.58          1.52          1.33

DIRECTORS' STOCK PLANS. The Restricted Stock Plan for Non-Employee Directors provides that each current eligible non-employee director and each subsequently elected non-employee director receive, in lieu of a cash retainer, shares of common stock of the Company, the fair value of which is equal to three times the annual retainer. The shares vest annually over a three-year period based upon the anniversary date of the original award and continued service as a director. The expense related to the Stock Plan for the years ended December 31, 2001, 2000 and 1999 was approximately $355,000, $463,000 and $494,000, respectively.

In addition, the Company pays a lifetime annual retainer to certain retired directors. Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" to account for these benefits. This statement requires employers to recognize postretirement benefits on an accrual basis rather than on a cash basis. The expense in 2001, 2000 and 1999 related to this plan was $59,000, $71,000 and $77,000, respectively. The transition obligation, representing the present value of future payments upon adoption of accrual basis accounting was approximately $842,000 and is being amortized over a twenty year period.

In 2001, stockholders approved the adoption of the AFI 2001 Stock Option Plan for Non-Employee Directors (Option Plan). The Option Plan provides that each current eligible non-employee director and each subsequently elected non-employee director receive Options to purchase common stock of the Company. Each option granted under the Option Plan is issued with an option price equal to the fair market value of the shares on the grant date and has a ten-year term. Options granted are exercisable one year after date of grant. The following table presents certain information with respect to stock options issued pursuant to the Option Plan and previous stock incentive plans.

                                                      2001                2000                1999
                                                -----------------   -----------------   -----------------
                                                          AVERAGE             AVERAGE             AVERAGE
                                                SHARES     PRICE    SHARES     PRICE    SHARES     PRICE
                                                -------   -------   -------   -------   -------   -------
Options outstanding at beginning of year......  245,730   $18.65    240,480   $18.56    228,000   $17.40
Options granted...............................   16,500    20.15      8,250    19.28     49,000    21.84
Options exercised.............................  (27,500)   14.61     (1,500)   13.33    (33,770)   14.64
Options lapsed................................   (3,750)   16.32     (1,500)   13.04     (2,750)   25.50
                                                -------   ------    -------   ------    -------   ------
Options outstanding at end of year............  230,980   $19.28    245,730   $18.65    240,480   $18.56
                                                =======   ======    =======   ======    =======   ======
Options exercisable at end of year............  214,480   $19.21    237,480   $18.63    240,480   $18.56
                                                =======   ======    =======   ======    =======   ======
Available to grant under Plan at year end.....  289,000        -      1,750        -      8,500        -
                                                =======   ======    =======   ======    =======   ======

OPTIONS SUMMARY. The following table presents certain information as of December 31, 2001 with respect to issuances of stock options pursuant to all plans discussed above.

                                                                              WEIGHTED-AVG
                                                                NUMBER         REMAINING        WEIGHTED-AVG
RANGE OF EXERCISE PRICES                                      OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE
------------------------                                      -----------   ----------------   --------------
$2.60 - $13.00..............................................     256,324       3.1 Years           $ 9.69
13.01 - 18.50...............................................     418,147       4.0                  16.03
18.51 - 19.50...............................................     344,312       7.6                  19.28
19.51 - 21.00...............................................     403,919       8.4                  20.15
21.01 - 23.50...............................................     401,283       5.6                  22.45
23.51 - 25.50...............................................     283,781       4.7                  25.25
                                                               ---------       ---------           ------
Total Options Outstanding...................................   2,107,766       5.7 Years           $19.04
                                                               =========       =========           ======

EMPLOYEE STOCK PURCHASE PLAN. In 1999, stockholders approved the adoption of the AMCORE Stock Option Advantage Plan through which eligible employees may purchase from the Company shares of its common stock. The Company intends that the plan be an "employee stock purchase plan" ("ESPP") within the meaning of Section 423 of the Internal Revenue Code of 1986. The Company has reserved 250,000 shares of common stock for issuance under the ESPP.

The Company's employee stock purchase plan is intended to give employees a convenient means of purchasing shares of common stock through payroll deductions. Each employee of the Company whose customary employment with the Company is more than 20 hours per week and more than five months in any calendar year, is eligible to participate, subject to IRS contribution limitations. Each participating employee's contributions are used to purchase the Corporation's common stock on the last day of each quarter at the exercise price. The exercise price is 85% of the lower of the closing price of the Company's common stock on the Nasdaq National Market on the first or last day of each offering period. No charge to earnings is recorded with respect to the ESPP.

The shares issued pursuant to the ESPP were as follows: 39,394 shares at prices ranging from $14.45 to $19.00 in 2001; 51,630 shares at prices ranging from $14.45 to $17.11 in 2000; and 55,076 shares at prices ranging from $17.11 to $19.07 in 1999.

Shares issued pursuant to the ESPP are prohibited from sale by a participant until two years after the date of purchase. Dividends earned are credited to a participant's account and used to purchase shares at the next purchase date. The Company shall have the option to purchase all, or any portion of, the shares owned by such participant that, at the time of termination, are subject to the restriction on transfer.

EMPLOYEE BENEFIT PLANS. All subsidiaries of the Company participate in the AMCORE Financial Security Plan (Security Plan), a qualified profit sharing plan under Section 401(a) of the Internal Revenue Code. The Security Plan offers participants a personal retirement account, profit sharing payment and personal savings account 401(k). In 1998, the Security Plan was amended to provide for a higher match percent to employee contributions and the profit sharing portion converted to a cash payment rather than contributed to employee accounts. The expense related to the Security Plan and other similar plans from acquired companies for the years ended December 31, 2001, 2000 and 1999 was approximately $3.79 million, $3.36 million and $3.70 million, respectively.

The Company provides additional retirement benefits to certain key executives through plans that are non-qualified, non-contributory and unfunded.

Under one such arrangement, the additional retirement benefits replace what would have been provided under the qualified plans in the absence of limits placed on qualified plan benefits by the Internal Revenue Code of 1986. The expense related to this arrangement was approximately $441,000, $289,000 and $341,000 for 2001, 2000 and 1999, respectively.

Another arrangement provides supplemental retirement benefits that are based upon three percent of final base salary, times the number of years of service. Benefits under this plan may not exceed 70% or be less than 45% of a participant's final base salary less offsets for social security benefits and other employer sponsored retirement plans. The expense related to this arrangement was approximately $103,000, $90,000 and $301,000 for 2001, 2000 and 1999, respectively. The balance of the liability at December 31, 2001 and 2000 was approximately $671,000 and $569,000, respectively.

In addition to the Security Plan, certain health care and life insurance benefits are made available to active employees. The Company's share of cost of these benefits is expensed as incurred. Group health benefits are offered to retirees with 100% of the cost borne by the retiree.

The Company provides a deferred compensation plan (entitled "AMCORE Financial, Inc. Deferred Compensation Plan") for senior officers. This plan provides the opportunity to defer salary and bonuses.

NOTE 14 - INCOME TAXES

The components of income tax expense were as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                               2001      2000      1999
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Currently paid or payable:
  Federal...................................................  $17,488   $14,720   $15,068
  State and local...........................................      303       264       634
                                                              -------   -------   -------
                                                              $17,791   $14,984   $15,702
                                                              -------   -------   -------
Deferred:
  Federal...................................................  $(2,957)  $ 1,287   $  (390)
  State and local...........................................     (439)       85      (206)
                                                              -------   -------   -------
                                                              $(3,396)  $ 1,372   $  (596)
                                                              -------   -------   -------
     Total..................................................  $14,395   $16,356   $15,106
                                                              =======   =======   =======

The effective tax rates, which for 2001 includes $130,000 of tax benefit and $144,000 of tax expense for the Extraordinary Item and the Accounting Change, respectively, were 25.4%, 27.5%, and 27.3% in 2001, 2000, and 1999, respectively. Income tax expense was less than the amounts computed by applying the federal statutory rate of 35% due to the following:

                                                               YEARS ENDED DECEMBER 31,
                                                               2001      2000      1999
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Income tax at statutory rate................................  $19,823   $20,804   $19,339
Increase (decrease) resulting from:
  Tax-exempt income.........................................   (4,267)   (4,665)   (5,477)
  State income taxes, net of federal benefit................      (88)      227       278
  Non-deductible expenses, net..............................    1,107     1,100     1,061
  Bank owned life insurance.................................   (1,837)     (752)     (169)
  Other, net................................................     (343)     (358)       74
                                                              -------   -------   -------
     Total..................................................  $14,395   $16,356   $15,106
                                                              =======   =======   =======

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                               AT DECEMBER 31,
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Deferred compensation.....................................  $ 5,605   $ 5,821
  Securities................................................      125         -
  Allowance for loan and lease losses.......................   13,270    11,485
  Other, net of valuation allowance.........................    1,106       398
                                                              -------   -------
       Total deferred tax assets............................  $20,106   $17,704
                                                              -------   -------
Deferred tax liabilities:
  Premises and equipment....................................  $ 2,941   $ 3,468
  Mortgage servicing rights.................................    3,497     3,229
  Securities................................................        -       236
  Other.....................................................    2,994     3,903
                                                              -------   -------
       Total deferred tax liabilities.......................  $ 9,432   $10,836
                                                              -------   -------
     Net Deferred Tax Asset.................................  $10,674   $ 6,868
Less: Tax effect of net unrealized loss (gain) on securities
  available for sale reflected in stockholders' equity......      277      (133)
                                                              -------   -------
     Net Deferred Tax Asset Excluding Net Unrealized Loss
      (Gain) on Securities Available for Sale...............  $10,397   $ 7,001
                                                              =======   =======

Net operating loss carryforwards for state income tax purposes were approximately $4.66 million at December 31, 2001. The associated deferred asset is $368,000 ($239,000 net of federal). The carryforwards expire beginning December 31, 2009 through December 31, 2014. A valuation allowance of $239,000 has been established at December 31, 2001 against the deferred tax asset, due to the uncertainty surrounding the utilization of state net operating loss carryforwards. This compares to a valuation allowance of $398,000 as of December 31, 2000. The decrease in the valuation allowance is attributable to utilization of loss carryforwards in 2001.

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

Retained earnings at December 31, 2001 includes $3.18 million for which no provision for income tax has been made. This amount represents allocations of income to thrift bad debt deductions for tax purposes only. This amount will only be taxable upon the occurrence of certain events. At this time, management does not foresee the occurrence of any of these events.

Tax benefits of $1.21 million, $320,000, and $1.74 million have been credited directly to paid in capital, with a corresponding decrease in the liability for current income taxes payable, for non-qualified stock options exercised during the years ended December 31, 2001, 2000, and 1999, respectively.

NOTE 15 - EARNINGS PER SHARE

Earnings per share calculations are as follows:

                                                                 2001          2000          1999
                                                              ----------    ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Income..................................................   $42,243       $43,083       $40,149
Basic earnings per share:
     Average basic shares outstanding.......................    25,490        26,966        28,323
                                                               =======       =======       =======
     Earnings per share.....................................   $  1.66       $  1.60       $  1.42
                                                               =======       =======       =======
Diluted earnings per share:
     Weighted average shares outstanding....................    25,490        26,930        28,304
     Net effect of the assumed purchase of stock under the
      stock option and stock purchase plans - based on the
      treasury stock method using average market price......       239           229           359
     Contingently issuable shares...........................         1            78            67
                                                               -------       -------       -------
     Average diluted shares outstanding.....................    25,730        27,237        28,730
                                                               =======       =======       =======
     Diluted Earnings per share.............................   $  1.64       $  1.58       $  1.40
                                                               =======       =======       =======

NOTE 16 - RESTRUCTURING CHARGE

The components of the 1999 restructuring charge as shown below had a balance of zero at December 31, 2000 and, therefore, there was no activity during 2001. The activity during the years ended December 31, 2000 and 1999 were as follows:

                                           ENDING BALANCE                                             ENDING BALANCE
FOR THE YEAR ENDED                          DECEMBER 31,                                     CASH      DECEMBER 31,
DECEMBER 31, 2000                               1999        ADJUSTMENTS(1)   REVERSAL(2)   PAYMENTS        2000
------------------                         --------------   --------------   -----------   --------   --------------
                                                                        (IN THOUSANDS)
Compensation expense...............  (3)       $  972            $  -           $(188)     $  (784)        $  -
Employee benefits..................  (4)           83             102             (46)        (139)           -
Data processing expense............  (5)          459               -             (98)        (361)           -
Professional fees..................  (6)          290               -            (139)        (151)           -
Other..............................  (7)           75               -             (59)         (16)           -
                                               ------            ----           -----      -------         ----
Charge before income taxes.........            $1,879            $102           $(530)     $(1,451)        $  -
Income taxes.......................               747              41            (211)        (577)           -
                                               ------            ----           -----      -------         ----
Charge after income taxes..........            $1,132            $ 61           $(319)     $  (874)        $  -
                                               ======            ====           =====      =======         ====

                                                                                                       ENDING BALANCE
FOR THE YEAR ENDED                  ORIGINAL                     ADDITIONAL                   CASH      DECEMBER 31,
DECEMBER 31, 1999                   CHARGE(8)   ADJUSTMENTS(1)   CHARGE(9)    REVERSAL(2)   PAYMENTS        1999
------------------                  ---------   --------------   ----------   -----------   --------   --------------
                                                                     (IN THOUSANDS)
Compensation expense........  (3)    $2,204          $ -            $340        $  (609)    $  (963)       $  972
Employee benefits...........  (4)       153           46              22            (34)       (104)           83
Data processing expense.....  (5)     1,321            -              30           (227)       (665)          459
Professional fees...........  (6)     1,441            -             145           (141)     (1,155)          290
Other.......................  (7)       976            -               -           (380)       (521)           75
                                     ------          ---            ----        -------     -------        ------
Charge before income
  taxes.....................         $6,095          $46            $537        $(1,391)    $(3,408)       $1,879
Income taxes................          2,328           19             213           (534)     (1,279)          747
                                     ------          ---            ----        -------     -------        ------
Charge after income taxes...         $3,767          $27            $324        $  (857)    $(2,129)       $1,132
                                     ======          ===            ====        =======     =======        ======

---------------

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

(7) Amounts include outplacement services for terminated employees; replacement of forms, checks, supplies; and customer notifications.

(8) Second quarter 1999 adoption of plan to merge nine separate bank and thrift charters into one and to centralize retail operations and corporate support functions.

(9) Fourth quarter 1999 adoption of plan to centralize commercial loan operations and restructure Trust and Asset Management segment operations.

NOTE 17 - SEGMENT INFORMATION

The Company's operations include three reportable business segments: Banking, Trust and Asset Management, and Mortgage Banking. The Banking segment provides commercial and retail banking services through its 62 banking locations in northern Illinois and south-central Wisconsin, and the FINANCE subsidiary. The services provided by this segment include lending, deposits, cash management, safe deposit box rental, automated teller machines, and other traditional banking services. The Trust and Asset Management segment provides trust, investment management, employee benefit recordkeeping and administration, and brokerage services. It also acts as an advisor and provides fund administration to the Vintage Mutual Funds. These products are distributed nationally and regionally to institutional investors and corporations, and locally through AMCORE's banking locations. The Mortgage Banking segment originates residential mortgage loans for sale to AMCORE's banking affiliate and the secondary market, as well as providing servicing of these mortgage loans.

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

                                                            OPERATING SEGMENTS
  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001    -------------------------------------
                                                                TRUST & ASSET   MORTGAGE   ELIMINATIONS
                                                    BANKING      MANAGEMENT     BANKING     AND OTHER     CONSOLIDATED
                                                   ----------   -------------   --------   ------------   ------------
                                                                         (DOLLARS IN THOUSANDS)
Net interest income..............................  $  117,575      $   206      $  4,351     $ (2,259)     $  119,873
Non-interest income..............................      44,955       28,649        10,117       (6,655)         77,066
                                                   ----------      -------      --------     --------      ----------
    Total Revenue................................     162,530       28,855        14,468       (8,914)        196,939
Provision for loan and lease losses..............      16,700            -             -            -          16,700
Depreciation and amortization....................       7,100        1,172            40          191           8,503
Other non-interest expense.......................      83,658       21,328         9,690          456         115,132
                                                   ----------      -------      --------     --------      ----------
    Pretax earnings..............................      55,072        6,355         4,738       (9,561)         56,604
Income taxes.....................................      13,478        2,873         1,886       (3,855)         14,382
                                                   ----------      -------      --------     --------      ----------
    Earnings before Extraordinary Item &
      Accounting Change..........................  $   41,594      $ 3,482      $  2,852     $ (5,706)     $   42,222
    Early Extinguishment of Debt (net of tax)....           -            -             -         (204)           (204)
    Cumulative effect of Accounting Change (net
      of tax)....................................         209            -            16            -             225
                                                   ----------      -------      --------     --------      ----------
    Earnings.....................................  $   41,803      $ 3,482      $  2,868     $ (5,910)     $   42,243
                                                   ==========      =======      ========     ========      ==========
Segment profit percentage........................       86.8%         7.2%          6.0%          N/M          100.0%
                                                   ==========      =======      ========     ========      ==========
Assets...........................................  $3,949,984      $22,010      $117,628     $(67,775)     $4,021,847
                                                   ==========      =======      ========     ========      ==========
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000
Net interest income..............................  $  124,099      $   359      $  2,234     $ (1,639)     $  125,053
Non-interest income..............................      28,846       31,916         5,734       (5,287)         61,209
                                                   ----------      -------      --------     --------      ----------
    Total Revenue................................     152,945       32,275         7,968       (6,926)        186,262
Provision for loan and lease losses..............       9,710            -             -            -           9,710
Depreciation and amortization....................       7,822        1,050            88          205           9,165
Other non-interest expense.......................      80,094       20,994         5,369        1,491         107,948
                                                   ----------      -------      --------     --------      ----------
    Pretax earnings..............................      55,319       10,231         2,511       (8,622)         59,439
Income taxes.....................................      13,944        4,402           996       (2,986)         16,356
                                                   ----------      -------      --------     --------      ----------
    Earnings.....................................  $   41,375      $ 5,829      $  1,515     $ (5,636)     $   43,083
    After tax restructuring (charges)
      reversals..................................         286          (28)            -            -             258
                                                   ----------      -------      --------     --------      ----------
    Earnings before restructuring charges........  $   41,089      $ 5,857      $  1,515     $ (5,636)     $   42,825
                                                   ==========      =======      ========     ========      ==========
Segment profit percentage........................       84.9%        12.0%          3.1%          N/M          100.0%
                                                   ==========      =======      ========     ========      ==========
Assets...........................................  $4,209,431      $20,308      $ 28,346     $(13,979)     $4,244,106
                                                   ==========      =======      ========     ========      ==========
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1999
Net interest income..............................  $  130,684      $   248      $  2,155     $ (1,648)     $  131,439
Non-interest income..............................      22,402       31,001         7,954       (3,153)         58,204
                                                   ----------      -------      --------     --------      ----------
    Total Revenue................................     153,086       31,249        10,109       (4,801)        189,643
Provision for loan and lease losses..............      10,550            -             -            -          10,550
Depreciation and amortization....................       6,652          951           100        1,453           9,156
Other non-interest expense.......................      86,447       20,242         6,733        1,260         114,682
                                                   ----------      -------      --------     --------      ----------
    Pretax earnings..............................      49,437       10,056         3,276       (7,514)         55,255
Income taxes.....................................      12,079        4,413         1,314       (2,700)         15,106
                                                   ----------      -------      --------     --------      ----------
    Earnings.....................................  $   37,358      $ 5,643      $  1,962     $ (4,814)     $   40,149
    After tax restructuring charges..............      (3,053)        (208)            -            -          (3,261)
                                                   ----------      -------      --------     --------      ----------
    Earnings before restructuring charges........  $   40,411      $ 5,851      $  1,962     $ (4,814)     $   43,410
                                                   ==========      =======      ========     ========      ==========
Segment profit percentage........................       83.1%        12.5%          4.4%          N/M          100.0%
                                                   ==========      =======      ========     ========      ==========
Assets...........................................  $4,357,237      $19,722      $ 24,216     $(53,554)     $4,347,621
                                                   ==========      =======      ========     ========      ==========

NOTE 18 - CAPITAL REQUIREMENTS

The Company and the BANK (Regulated Companies) are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Regulated Companies must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Their capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Regulated Companies to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I Capital to average assets. Tier 1 Capital includes common stockholders' equity, qualifying preferred stock and trust preferred securities, less goodwill and certain other deductions (including the unrealized net gains and losses, after applicable taxes, on available-for-sale securities carried at fair value). Total Capital includes Tier 1 Capital plus preferred stock not qualifying as Tier 1 Capital, mandatory convertible debt, subordinated debt, certain unsecured senior debt issued by the Company, the allowance for loan losses and net unrealized gains on marketable equity securities, subject to limitations by the guidelines.

As of December 31, 2001, the most recent notification from the Company's regulators categorized the BANK as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized a bank must maintain minimum total risk-based, Tier I risk based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the BANK's category.

Management believes, as of December 31, 2001, that the Regulated Companies meet all capital adequacy requirements to which it is subject. The Company's and the BANK's actual capital amounts and ratios are presented in the table.

                                                                            FOR CAPITAL ADEQUACY PURPOSES
                                                                       ----------------------------------------
                                                        ACTUAL              MINIMUM          WELL CAPITALIZED
                                                   -----------------   ------------------   -------------------
                                                    AMOUNT    RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                                   --------   ------   --------   -------   --------   --------
                                                                          (IN THOUSANDS)
AS OF DECEMBER 31, 2001:
  Total Capital (to Risk Weighted Assets):
    CONSOLIDATED                                   $344,318   11.68%   $235,742    *8.00%        N/A        N/A
    AMCORE Bank, N.A.                               342,708   11.70%    234,401    *8.00%   $293,001    *10.00%
  Tier 1 Capital (to Risk Weighted Assets):
    CONSOLIDATED                                   $310,378   10.53%   $117,871    *4.00%        N/A        N/A
    AMCORE Bank, N.A.                               309,223   10.55%    117,200    *4.00%   $175,801     *6.00%
  Tier 1 Capital (to Average Assets):
    CONSOLIDATED                                   $310,378    7.84%   $158,371    *4.00%        N/A        N/A
    AMCORE Bank, N.A.                               309,223    7.83%    157,899    *4.00%   $197,374     *5.00%
AS OF DECEMBER 31, 2000:
  Total Capital (to Risk Weighted Assets):
    CONSOLIDATED                                   $360,166   12.26%   $234,988    *8.00%        N/A        N/A
    AMCORE Bank, N.A.                               333,426   11.42%    233,646    *8.00%   $292,057    *10.00%
  Tier 1 Capital (to Risk Weighted Assets):
    CONSOLIDATED                                   $331,009   11.27%   $117,494    *4.00%        N/A        N/A
    AMCORE Bank, N.A.                               304,838   10.44%    116,823    *4.00%   $175,234     *6.00%
  Tier 1 Capital (to Average Assets):
    CONSOLIDATED                                   $331,009    7.82%   $169,415    *4.00%        N/A        N/A
    AMCORE Bank, N.A.                               304,838    7.21%    169,097    *4.00%   $211,372     *5.00%

* Greater than or equal to

NOTE 19 - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED PARENT COMPANY BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001        2000
                                                              ---------   --------
                                                                 (IN THOUSANDS)
ASSETS
Cash and cash equivalents...................................  $   1,164   $    491
Securities available for sale...............................      7,553      5,729
Due from subsidiaries.......................................         22        242
Loans to subsidiaries.......................................     22,950      1,600
Investment in subsidiaries..................................    333,060    329,101
Premises and equipment, net.................................      1,794      3,097
Other assets................................................     15,736     15,104
                                                              ---------   --------
  Total Assets..............................................  $ 382,279   $355,364
                                                              =========   ========
LIABILITIES
Short-term borrowings.......................................  $  31,287   $      -
Long-term borrowings........................................     41,682     42,111
Other liabilities...........................................      7,650      4,756
                                                              ---------   --------
  Total Liabilities.........................................  $  80,619   $ 46,867
                                                              ---------   --------
STOCKHOLDERS' EQUITY
Preferred stock.............................................  $       -   $      -
Common stock................................................      6,605      6,596
Additional paid-in capital..................................     74,045     74,900
Retained earnings...........................................    323,615    297,703
Treasury stock and other....................................   (102,304)   (71,036)
Accumulated other comprehensive (loss) income...............       (301)       334
                                                              ---------   --------
  Total Stockholders' Equity................................  $ 301,660   $308,497
                                                              ---------   --------
  Total Liabilities and Stockholders' Equity................  $ 382,279   $355,364
                                                              =========   ========

CONDENSED PARENT COMPANY STATEMENTS OF INCOME

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
INCOME:
Dividends from subsidiaries.................................  $45,100   $47,600   $38,739
Interest income.............................................      895     1,122     1,694
Company owned life insurance income.........................      625       424       514
Management fees.............................................        -         -    16,728
Other.......................................................        1       342    10,533
                                                              -------   -------   -------
     Total Income...........................................  $46,621   $49,488   $68,208
                                                              -------   -------   -------
EXPENSES:
Interest expense............................................  $ 4,740   $ 4,665   $ 4,352
Compensation expense and employee benefits..................    3,409     3,086    17,349
Other.......................................................    2,967     2,567    18,826
                                                              -------   -------   -------
     Total Expenses.........................................  $11,116   $10,318   $40,527
                                                              -------   -------   -------
Income before income tax benefits and equity in
  undistributed net income of subsidiaries..................  $35,505   $39,170   $27,681
Income tax benefits.........................................    3,947     2,976     4,191
                                                              -------   -------   -------
Income before equity in undistributed net income of
  subsidiaries..............................................  $39,452   $42,146   $31,872
Equity in undistributed net income of subsidiaries..........    2,995       937     8,277
                                                              -------   -------   -------
  Net income before extraordinary item......................  $42,447   $43,083   $40,149
  Extraordinary item: Early extinguishment of debt (net of
     tax)...................................................     (204)        -         -
                                                              -------   -------   -------
     Net Income.............................................  $42,243   $43,083   $40,149
                                                              =======   =======   =======

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $ 42,243   $ 43,083   $ 40,149
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization..........................     1,305      1,550      1,509
     Deferred compensation amortization.....................       577        524        494
     Equity in undistributed net income of subsidiaries.....    (2,995)      (937)    (8,277)
     Decrease in due from subsidiaries......................       220        683         95
     (Increase) decrease in other assets....................      (633)     1,775      1,073
     Increase (decrease) in other liabilities...............     2,894     (2,737)     2,742
     Other, net.............................................        15        211         94
                                                              --------   --------   --------
       Net cash provided by operating activities............  $ 43,626   $ 44,152   $ 37,879
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities......................................  $ (1,821)  $ (2,078)  $   (981)
Net decrease in short term investments......................         -          -      3,000
Net investment made in subsidiaries.........................    (1,600)    (1,517)    (1,550)
Loans to subsidiaries.......................................   (44,850)      (350)   (38,850)
Payments received on loans to subsidiaries..................    23,500     16,674     40,734
Transfer of premises and equipment to affiliates............         -        151         34
Premises and equipment expenditures, net....................        (2)       (78)    (1,475)
Investment in company owned life insurance..................         -          -       (127)
                                                              --------   --------   --------
       Net cash provided by (used for) investing
        activities..........................................  $(24,773)  $ 12,802   $    785
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in short-term borrowings.......................  $ 31,287   $      -   $      -
Payment of long-term borrowings.............................      (445)      (444)      (445)
Dividends paid..............................................   (16,331)   (17,161)   (15,854)
Proceeds from the issuance of common stock..................       672        783        973
Proceeds from exercise of incentive stock options...........     7,281      3,036      6,051
Purchase of treasury stock..................................   (40,644)   (42,882)   (30,527)
                                                              --------   --------   --------
       Net cash used for financing activities...............  $(18,180)  $(56,668)  $(39,802)
                                                              --------   --------   --------
Net change in cash and cash equivalents.....................  $    673   $    286   $ (1,138)
Cash and cash equivalents:
  Beginning of year.........................................       491        205      1,343
                                                              --------   --------   --------
  End of year...............................................  $  1,164   $    491   $    205
                                                              ========   ========   ========

NOTE 20 -- CONTINGENCIES

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

During the second quarter of 2001, the Company made a settlement offer to Plaintiff's counsel. The Company recorded an accrual reflecting the amount offered. There were no other developments during the quarter. Subsequent to the end of the second quarter of 2001, the Company was notified of several developments. First, the federal district court ordered the case to be sent to the federal bankruptcy court to determine if it wants to pursue this case as an asset of one of the plaintiffs who previously filed for bankruptcy relief and to remand the case back to state court if the federal bankruptcy court did not keep jurisdiction. The Company filed a motion to reconsider this order as the federal district court failed to address the issue of diversity of the parties. Second, plaintiffs' attorneys have rejected the Company's settlement offer. In addition, they have notified the Company's counsel that they have identified 17 more individuals with potential claims similar to those of the named Plaintiffs'. No suits have yet been filed on their behalf. Company's counsel is currently investigating these allegations and analyzing whether new suits may be barred by the Mississippi statute of limitations. Plaintiff's counsel has made a counter offer to settle the suits which Company has rejected. Settlement talks are currently on hold pending the courts determination to reconsider its decision.

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

CONDENSED QUARTERLY EARNINGS & STOCK PRICE SUMMARY (UNAUDITED)

                                                 2001                                    2000
                                 -------------------------------------   -------------------------------------
                                  FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND     THIRD    FOURTH
                                 QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                 -------   -------   -------   -------   -------   -------   -------   -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income................  $75,626   $72,107   $68,368   $65,011   $78,932   $80,823   $81,448   $79,671
Interest expense...............   46,400    42,872    38,476    33,491    45,970    48,798    50,494    50,559
                                 -------   -------   -------   -------   -------   -------   -------   -------
Net interest income............  $29,226   $29,235   $29,892   $31,520   $32,962   $32,025   $30,954   $29,112
Provision for loan losses......    2,156     7,557     4,656     2,331     2,390     2,340     2,640     2,340
Other income...................   16,293    22,460    18,805    19,508    14,531    14,662    15,717    16,299
Other expense..................   29,922    31,267    29,412    33,034    29,464    29,714    29,007    28,928
                                 -------   -------   -------   -------   -------   -------   -------   -------
Income before income taxes.....  $13,441   $12,871   $14,629   $15,663   $15,639   $14,633   $15,024   $14,143
Income taxes...................    3,472     3,109     3,682     4,119     4,552     3,952     4,220     3,632
                                 -------   -------   -------   -------   -------   -------   -------   -------
Net Income before Extraordinary
  item and Accounting change...  $ 9,969   $ 9,762   $10,947   $11,544   $11,087   $10,681   $10,804   $10,511
Extraordinary item: Early
  extinguishment of debt (net
  of tax)......................        -         -      (204)        -         -         -         -         -
Cumulative effect of Accounting
  change (net of tax)..........      225         -         -         -         -         -         -         -
                                 -------   -------   -------   -------   -------   -------   -------   -------
Net Income.....................  $10,194   $ 9,762   $10,743   $11,544   $11,087   $10,681   $10,804   $10,511
                                 =======   =======   =======   =======   =======   =======   =======   =======
Per share data:
Basic earnings.................  $  0.39   $  0.38   $  0.42   $  0.47   $  0.40   $  0.39   $  0.40   $  0.40
Diluted earnings...............     0.39      0.38      0.42      0.46      0.40      0.39      0.40      0.40
Dividends......................     0.16      0.16      0.16      0.16      0.16      0.16      0.16      0.16
Stock price ranges-high........    21.00     24.05     23.48     23.70     23.94     20.25     20.00     21.50
                   -low........    18.86     18.13     20.50     18.85     17.56     16.88     15.63     17.56
                   -close......    20.19     24.04     22.72     22.35     17.88     18.31     19.63     20.69

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

                          Independent Auditors' Report

The Board of Directors
AMCORE Financial, Inc.:

We have audited the accompanying consolidated balance sheets of AMCORE Financial, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMCORE Financial, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

[/s/ KPMG LLP]

Chicago, Illinois
January 22, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors of the Registrant. The Proxy Statement and Notice of 2002 Annual Meeting dated March 18, 2002 is incorporated herein by reference.

(b) Executive Officers of the Registrant. The information is presented in Item 1 of this document.

ITEM 11.  EXECUTIVE COMPENSATION

The Proxy Statement and Notice of 2002 Annual Meeting dated March 18, 2002 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Proxy Statement and Notice of 2002 Annual Meeting dated March 18, 2002 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Proxy Statement and Notice of 2002 Annual Meeting dated March 18, 2002 is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.  FINANCIAL STATEMENTS

The following Consolidated Financial Statements of AMCORE are filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

     Consolidated Balance Sheets - December 31, 2001 and 2000

     Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

     Notes to Consolidated Financial Statements

     Independent Auditors' Report

(a)2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been included in the consolidated financial statements or are either not applicable or not significant.

(a)3.   EXHIBITS

     3  Amended and Restated Articles of Incorporation of AMCORE
          Financial, Inc. dated May 1, 1990 (Incorporated by reference to Exhibit 23 of AMCORE's Annual Report on Form
          10-K for the year ended December 31, 1989).
   3.1  By-laws of AMCORE Financial, Inc. as amended December 7,
          2001.
   4.1  Rights Agreement dated February 16, 2001, between AMCORE
          Financial, Inc. and Wells Fargo Bank Minnesota, N.A.
          (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on February 27, 2001).

   4.2 Indenture, dated as of March 25, 1997, between the Company and The First National Bank of Chicago (Incorporated herein by reference to Exhibit 4.1 of the Company's registration statement on Form S-4, Registration No.
          333-25375 as filed with the Commission on April 17,
          1997)).
   4.3  Form of New Guarantee between the Company and The First
          National Bank of Chicago (Incorporated herein by reference to Exhibit 4.7 of the Company's registration statement on Form S-4, Registration No. 333-25375 as filed with the
          Commission on April 17, 1997)).
  10.1 AMCORE Stock Option Advantage Plan (Incorporated by reference to AMCORE's Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE's Annual Report on Form 10-K for year ended December 31, 1998).
  10.2  AMCORE Financial, Inc. 2000 Stock Incentive Plan
          (Incorporated by reference to AMCORE's Proxy Statement,
          Appendix A, filed as Exhibit 22 to AMCORE's Annual Report on Form 10-K for year ended December 31, 1999).
  10.3  AMCORE Financial, Inc. 2001 Stock Option Plan for
          Non-Employee Directors (Incorporated by reference to AMCORE's Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE's Annual Report on Form 10-K for year ended
          December 31, 2000).
 10.4A Transitional Compensation Agreement dated May 1, 1999 between AMCORE Financial, Inc. and Gregory Sprawka
          (Incorporated by reference to Exhibit 10.1 of AMCORE's
          Quarterly Report on Form 10-Q for the quarter ended June
          30, 1999.)
 10.4B Transitional Compensation Agreement dated February 22, 2000 between AMCORE Financial, Inc. and James M. Hansberry
          (Incorporated by reference to Exhibit 10.4G of AMCORE's
          Annual Report on Form 10-K for the year ended December 31,
          1999).
 10.4C Transitional Compensation Agreement dated March 6, 2000 between AMCORE Financial, Inc. and Patricia M. Bonavia
          (Incorporated by reference to Exhibit 10.4H of AMCORE's
          Annual Report on Form 10-K for the year ended December 31,
          1999).
 10.4D Amended and Restated Transitional Compensation Agreement dated December 18, 2001 between AMCORE Financial, Inc. and the following individuals: Robert J. Meuleman, Kenneth E.
          Edge, John R. Hecht and James S. Waddell.
 10.4E Amended and Restated Transitional Compensation Agreement dated December 18, 2001 between AMCORE Financial, Inc. and the following individuals: David W. Miles, Joseph B.
          McGougan and Bruce W. Lammers.
  10.5  Executive Insurance Agreement dated March 1, 1996 between
          AFI and Robert J. Meuleman (Incorporated by reference to
          Exhibit 10.6 of AMCORE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).
  10.6  Executive Insurance Agreement dated August 10, 1998 between
          AMCORE Financial, Inc. and the following executives:
          Kenneth E. Edge, John R. Hecht, and James S. Waddell
          (Incorporated by reference to Exhibit 10.10 of AMCORE's
          Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1998.)
  10.7  Supplemental Executive Retirement Plan dated May 20, 1998
          (Incorporated by reference to Exhibit 10.9 of AMCORE's
          Annual Report on Form 10-K for the year ended December 31,
          1999).
  10.8  Loan Agreement (as amended) with M & I Marshall and Ilsley
          Bank dated April 30, 2001 (Incorporated by reference to
          Exhibit 10 of AMCORE's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)
  10.9  AMCORE Financial, Inc. Supplemental Incentive Plan effective
          July 1, 2001 (Incorporated by reference to Exhibit 10 of
          AMCORE's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)
    13  2001 Summary Annual Report to Stockholders
    21  Subsidiaries of the Registrant
    22  Proxy Statement and Notice of 2002 Annual Meeting

    23  Consent of KPMG LLP
    24  Powers of Attorney

---------------
(b) No reports on Form 8-K were filed during the fourth quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rockford, State of Illinois, on this 18th day of March, 2002.

                                    AMCORE FINANCIAL, INC.

                                    By: [/s/ John R. Hecht]
                                       -----------------------------------------
                                       John R. Hecht
                                       Executive Vice President and
                                       Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below on the 18th day of March, 2002 by the following persons on behalf of the Registrant in the capacities indicated.

Name                                                 Title
----                                                 -----


[/s/ Robert J. Mueleman]
------------------------------------------------
Robert J. Meuleman                                   Chairman and Chief Executive Officer
                                                     (principal executive officer)


[/s/ John R. Hecht]
------------------------------------------------
John R. Hecht                                        Executive Vice President and Chief Financial Officer
                                                     (principal financial officer and principal accounting
                                                     officer)

Directors: Paula A. Bauer, Karen L. Branding, Milton R. Brown, Paul Donovan, Kenneth E. Edge, Lawrence E. Gloyd, John A. Halbrook, Frederick D. Hay, William
R. McManaman, Robert J. Meuleman, Jack D. Ward and Gary L. Watson



[/s/ Robert J. Mueleman]
------------------------------------------------
Robert J. Meuleman*


[/s/ John R. Hecht]
------------------------------------------------
John R. Hecht*


Attorney in Fact*