Form 10-Q
period 2002-03-31
AMCORE FINANCIAL INC
filed 2002-05-15
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002



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
The number of shares outstanding of the registrant's common stock, par value $.22 per share, at April 30, 2002 was 24,678,032 shares.



Index of Exhibits on Page 37

                             AMCORE FINANCIAL, INC.

                           Form 10-Q Table of Contents


PART I                                                               Page Number
------                                                               -----------

Item 1 Financial Statements

       Consolidated Balance Sheets as of March 31, 2002 and
         December 31, 2001                                                   3

       Consolidated Statements of Income for the Three Months
         Ended March 31, 2002 and 2001                                       4

       Consolidated Statements of Stockholders' Equity for the Three Months
         Ended March 31, 2002 and 2001                                       5

       Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2002 and 2001                                       6

       Notes to Consolidated Financial Statements                            7

Item 2 Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          19

Item 3 Quantitative and Qualitative Disclosures About Market Risk           32

PART II
-------

Item 1 Legal Proceedings                                                    36

Item 4 Submission of Matters to a Vote of Security Holders                  37

Item 6 Exhibits and Reports on Form 10-Q                                    37


Signatures                                                                  38

PART I.  ITEM 1: Financial Statements

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                                 March 31,       December 31,
                                                                                                   2002              2001
==============================================================================================================================
                                                                                             (in thousands, except share data)
   Assets        Cash and cash equivalents...................................................       $98,439          $134,244
                 Interest earning deposits in banks..........................................         3,479             3,087
                 Federal funds sold and other short-term investments.........................             -               300
                 Securities available for sale...............................................     1,212,024         1,087,702
                 Loans and leases held for sale..............................................        34,664           101,831
                 Gross loans and leases......................................................     2,543,768         2,478,733
                 Allowance for loan and lease losses.........................................       (33,710)          (33,940)
                                                                                                -----------------------------
                     Net loans and leases....................................................    $2,510,058        $2,444,793
                 Company owned life insurance................................................       104,487            99,982
                 Premises and equipment, net ................................................        49,709            49,337
                 Intangible assets, net......................................................        15,892            15,927
                 Foreclosed real estate......................................................         6,583             5,625
                 Other assets................................................................        81,246            79,019
                                                                                                -----------------------------
                     TOTAL ASSETS............................................................    $4,116,581        $4,021,847
                                                                                                =============================

 Liabilities     LIABILITIES
     And         Deposits:
Stockholders'      Demand deposits...........................................................    $1,273,505        $1,302,497
   Equity          Savings deposits..........................................................       131,952           122,185
                   Other time deposits.......................................................     1,592,568         1,469,055
                                                                                                -----------------------------
                      Total deposits.........................................................    $2,998,025        $2,893,737
                 Short-term borrowings.......................................................       528,708           475,716
                 Long-term borrowings .......................................................       217,769           268,230
                 Other liabilities...........................................................        63,700            82,504
                                                                                                -----------------------------
                      TOTAL LIABILITIES......................................................    $3,808,202        $3,720,187
                                                                                                -----------------------------


                 STOCKHOLDERS' EQUITY
                 Preferred stock, $1 par value; authorized 10,000,000 shares; none issued....    $      -          $      -
                 Common stock, $.22 par value; authorized 45,000,000 shares;
                                                   March 31,       December 31,
                                                      2002              2001
                                                      ----              ----
                                     Issued       29,750,767        29,739,393
                                     Outstanding  24,645,894        24,602,505                        6,607             6,605
                 Additional paid-in capital..................................................        73,581            74,045
                 Retained earnings ..........................................................       329,603           323,615
                 Deferred compensation.......................................................       (1,912)           (2,107)
                 Treasury stock (3/31/02 - 5,104,873 shares; 12/31/01 - 5,136,888 shares)....       (99,461)         (100,197)
                 Accumulated other comprehensive loss........................................          (39)             (301)
                                                                                                -----------------------------
                      TOTAL STOCKHOLDERS' EQUITY.............................................      $308,379          $301,660
                                                                                                -----------------------------
                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................              $4,116,581        $4,021,847
                                                                                                =============================

See accompanying notes to consolidated financial statements (unaudited).

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                                                           For the Three Months
                                                                                               Ended March 31,
                                                                                            2002             2001
====================================================================================================================
                                                                               (in thousands, except per share data)
  Interest    Interest and fees on loans and leases.....................................   $44,534          $54,657
   Income     Interest on securities:
                Taxable.................................................................    12,004           16,027
                Tax-exempt..............................................................     2,998            3,554
                                                                                         ---------------------------
                   Total Income from Securities.........................................   $15,002          $19,581
                                                                                         ---------------------------

              Interest on federal funds sold and other short-term investments...........       $42             $134
              Interest and fees on loans and leases held for sale.......................     1,119              937
              Interest on deposits in banks.............................................        14              317
                                                                                         ---------------------------
                   Total Interest Income................................................   $60,711          $75,626
                                                                                         ---------------------------

  Interest    Interest on deposits......................................................   $21,843          $35,247
   Expense    Interest on short-term borrowings.........................................     3,562            6,459
              Interest on long-term borrowings..........................................     5,127            4,694
                                                                                         ---------------------------
                   Total Interest Expense...............................................   $30,532          $46,400
                                                                                         ---------------------------

                   Net Interest Income..................................................   $30,179          $29,226
              Provision for loan and lease losses.......................................     2,640            2,156
                                                                                         ---------------------------
                   Net Interest Income After Provision for Loan
                       and Lease Losses.................................................   $27,539          $27,070
                                                                                         ---------------------------

    Non-      Trust and asset management income.........................................    $6,690           $6,782
  Interest    Service charges on deposits...............................................     3,867            3,074
   Income     Mortgage revenues.........................................................     1,845            1,441
              Company owned life insurance income.......................................     1,257            1,044
              Other.....................................................................     2,715            3,209
                                                                                         ---------------------------
                   Non-Interest Income, Excluding Net
                       Security Gains...................................................   $16,374          $15,550
              Net security gains........................................................       734              743
                                                                                         ---------------------------
                   Total Non-Interest Income............................................   $17,108          $16,293

  Operating   Compensation expense......................................................   $14,043          $12,713
  Expenses    Employee benefits.........................................................     4,169            3,959
              Net occupancy expense.....................................................     1,901            2,062
              Equipment expense.........................................................     1,852            2,160
              Data processing expense...................................................     1,645            1,516
              Professional fees.........................................................     1,021            1,116
              Communication expense.....................................................     1,032            1,044
              Advertising and business development......................................     1,246              836
              Amortization of intangible assets.........................................        35              551
              Other.....................................................................     4,487            3,965
                                                                                         ---------------------------
                   Total Operating Expenses.............................................   $31,431          $29,922
                                                                                         ---------------------------

              Income Before Income Taxes and Accounting Change..........................   $13,216          $13,441
              Income taxes..............................................................     3,290            3,472
                                                                                         ---------------------------
                   Net Income Before Accounting Change..................................    $9,926           $9,969
                     Cumulative effect of accounting change (net of tax)................         -              225
                                                                                         ---------------------------
                   NET INCOME...........................................................    $9,926          $10,194
                                                                                         ===========================

--------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE (EPS)
              Basic EPS
                     Income Before Accounting Change....................................    $ 0.40           $ 0.38
                     Cumulative effect of accounting change.............................         -             0.01
                                                                                         ---------------------------
                     Basic net income...................................................    $ 0.40           $ 0.39
                                                                                         ===========================
              Diluted EPS
                     Income Before Accounting Change....................................    $ 0.40           $ 0.38
                     Cumulative effect of accounting change.............................         -             0.01
                                                                                         ---------------------------
                     Diluted net income.................................................    $ 0.40           $ 0.39
                                                                                         ===========================
DIVIDENDS PER COMMON SHARE..............................................................    $ 0.16           $ 0.16
AVERAGE COMMON SHARES OUTSTANDING
              Basic.....................................................................    24,609           26,057
              Diluted...................................................................    24,851           26,309
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements (unaudited).

                     AMCORE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            Additional
                                                                Common       Paid-in    Retained      Deferred      Treasury
                                                                Stock        Capital    Earnings    Compensation     Stock
                                                               ---------------------------------------------------------------
                                                                                 (in thousands, except share data)
Balance at December 31, 2000 ..............................    $   6,596    $ 74,900    $ 297,703     $  (1,651)    $ (69,385)
                                                               =========    ========    =========     =========     =========

 Comprehensive Income:
     Net Income before accounting change ..................           --          --        9,969            --            --
     Cumulative effect of accounting change, net of tax ...           --          --          225            --            --
     Current period SFAS No. 133 transactions, net of tax-            --          --           --            --            --
     SFAS No. 133 reclassification to earnings, net of tax-           --          --           --            --            --
                                                               ---------    --------    ---------     ---------     ---------
Net cumulative effect of SFAS No. 133 .....................           --          --          225            --            --
                                                               ---------    --------    ---------     ---------     ---------
     Unrealized holding gains on securities
         available for sale arising during the period .....           --          --           --            --            --
     Less reclassification adjustment for realized
         gains included in net income .....................           --          --           --            --            --
     Income tax effect related to items of other
         comprehensive income .............................           --          --           --            --            --
                                                               ---------    --------    ---------     ---------     ---------
Net unrealized gains on securities
     available for sale ...................................           --          --           --            --            --
                                                               ---------    --------    ---------     ---------     ---------
         Comprehensive Income .............................           --          --       10,194            --            --
                                                               ---------    --------    ---------     ---------     ---------
     Cash dividends on common stock-$0.16
         per share ........................................           --          --       (4,172)           --            --
     Purchase of 319,689 shares for the treasury ..........           --          --           --            --        (6,417)
     Reissuance of 1,508 treasury shares under
         non-employee directors stock plan ................           --          18           --           (48)           30
     Deferred compensation expense ........................           --          --           --           152            --
     Reissuance of 147,648 treasury shares for
         employee incentive plans .........................           --         130           --        (1,053)        2,961
     Issuance of 23,931 common shares for
         Employee Stock Plan ..............................            5         405           --            --            --
                                                               ---------    --------    ---------     ---------     ---------
Balance at March 31, 2001 .................................    $   6,601    $ 75,453    $ 303,725     $  (2,600)    $ (72,811)
                                                               =========    ========    =========     =========     =========

Balance at December 31, 2001 ..............................    $   6,605    $ 74,045    $ 323,615     $  (2,107)    $(100,197)
                                                               =========    ========    =========     =========     =========
 Comprehensive Income:
     Net Income ...........................................           --          --        9,926            --            --
     Current period SFAS No. 133 transactions, net of tax-            --          --           --            --            --
     SFAS No. 133 reclassification to earnings, net of tax            --          --           --            --            --
                                                               ---------    --------    ---------     ---------     ---------
Net cumulative effect of SFAS No. 133 .....................           --          --           --            --            --
                                                               ---------    --------    ---------     ---------     ---------
     Unrealized holding losses on securities
         available for sale arising during the period .....           --          --           --            --            --
     Less reclassification adjustment for realized
         gains included in net income .....................           --          --           --            --            --
     Income tax effect related to items of other
         comprehensive income .............................           --          --           --            --            --
                                                               ---------    --------    ---------     ---------     ---------
Net unrealized losses on securities
     available for sale ...................................           --          --           --            --            --
                                                               ---------    --------    ---------     ---------     ---------
         Comprehensive Income .............................           --          --        9,926            --            --
                                                               ---------    --------    ---------     ---------     ---------
     Cash dividends on common stock-$0.16
         per share ........................................           --          --       (3,938)           --            --
     Purchase of 71,800 shares for the treasury ...........           --          --           --            --        (1,595)
     Repurchase of 1,551 treasury shares under
         non-employee directors stock plan ................           --           1           --            29           (30)
     Deferred compensation expense ........................           --          --           --           131            --
     Reissuance of 105,366 treasury shares for
         employee incentive plans .........................           --        (660)          --            35         2,361
     Issuance of 11,374 common shares for
         Employee Stock Plan ..............................            2         195           --            --            --
                                                               ---------    --------    ---------     ---------     ---------
Balance at March 31, 2002 .................................    $   6,607    $ 73,581    $ 329,603     $  (1,912)    $ (99,461)
                                                               =========    ========    =========     =========     =========

                                                                 Accumulated
                                                                   Other         Total
                                                                Comprehensive Stockholders'
                                                                Income (Loss)    Equity
                                                              -----------------------------
                                                            (in thousands, except share data)

Balance at December 31, 2000 ..............................      $     334     $ 308,497
                                                                 =========     =========
 Comprehensive Income:
     Net Income before accounting change ..................             --         9,969
     Cumulative effect of accounting change, net of tax ...         (1,548)       (1,323)
     Current period SFAS No. 133 transactions, net of tax-            (969)         (969)
     SFAS No. 133 reclassification to earnings, net of tax-           (177)         (177)
                                                                 ---------     ---------
Net cumulative effect of SFAS No. 133 .....................         (2,694)       (2,469)
                                                                 ---------     ---------
     Unrealized holding gains on securities
         available for sale arising during the period .....         13,306        13,306
     Less reclassification adjustment for realized
         gains included in net income .....................           (743)         (743)
     Income tax effect related to items of other
         comprehensive income .............................         (4,938)       (4,938)
                                                                 ---------     ---------
Net unrealized gains on securities
     available for sale ...................................          7,625         7,625
                                                                 ---------     ---------
         Comprehensive Income .............................          4,931        15,125
                                                                 ---------     ---------
     Cash dividends on common stock-$0.16
         per share ........................................             --        (4,172)
     Purchase of 319,689 shares for the treasury ..........             --        (6,417)
     Reissuance of 1,508 treasury shares under
         non-employee directors stock plan ................             --            --
     Deferred compensation expense ........................             --           152
     Reissuance of 147,648 treasury shares for
         employee incentive plans .........................             --         2,038
     Issuance of 23,931 common shares for
         Employee Stock Plan ..............................             --           410
                                                                 ---------     ---------
Balance at March 31, 2001 .................................      $   5,265     $ 315,633
                                                                 =========     =========

Balance at December 31, 2001 ..............................      $    (301)    $ 301,660
                                                                 =========     =========
 Comprehensive Income:
     Net Income ...........................................             --         9,926
     Current period SFAS No. 133 transactions, net of tax-             150           150
     SFAS No. 133 reclassification to earnings, net of tax             961           961
                                                                 ---------     ---------
Net cumulative effect of SFAS No. 133 .....................          1,111         1,111
                                                                 ---------     ---------
     Unrealized holding losses on securities
         available for sale arising during the period .....           (675)         (675)
     Less reclassification adjustment for realized
         gains included in net income .....................           (734)         (734)
     Income tax effect related to items of other
         comprehensive income .............................            560           560
                                                                 ---------     ---------
Net unrealized losses on securities
     available for sale ...................................           (849)         (849)
                                                                 ---------     ---------
         Comprehensive Income .............................            262        10,188
                                                                 ---------     ---------
     Cash dividends on common stock-$0.16
         per share ........................................             --        (3,938)
     Purchase of 71,800 shares for the treasury ...........             --        (1,595)
     Repurchase of 1,551 treasury shares under
         non-employee directors stock plan ................             --            --
     Deferred compensation expense ........................             --           131
     Reissuance of 105,366 treasury shares for
         employee incentive plans .........................             --         1,736
     Issuance of 11,374 common shares for
         Employee Stock Plan ..............................             --           197
                                                                 ---------     ---------
Balance at March 31, 2002 .................................      $     (39)    $ 308,379
                                                                 =========     =========

          See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                                             Three Months Ended
                                                                                                              March 31,
(in thousands)                                                                                          2002           2001
==============================================================================================================================
Cash Flows       Net income ....................................................................       $ 9,926        $ 9,969
From             Cumulative effect of accounting change, net of tax.............................             -            225
Operating        Adjustments to reconcile net income from operations to net cash provided by
Activities       operating activities:
                      Depreciation and amortization of premises and equipment...................         1,463          1,749
                      Amortization and accretion of securities, net.............................         1,583            402
                      Provision for loan and lease losses.......................................         2,640          2,156
                      Amortization of intangible assets.........................................            35            551
                      Net securities gains......................................................          (734)          (743)
                      Net gain on sale of loans held for sale...................................             -           (798)
                      Deferred income taxes (benefits)..........................................           602           (441)
                      Originations of loans held for sale.......................................      (106,633)      (120,554)
                      Proceeds from sales of loans held for sale................................       173,800        104,134
                      Tax benefit on exercise of stock options .................................          (456)          (130)
                      Other, net................................................................       (21,089)        22,016
                                                                                                  ----------------------------
                         Net cash provided by operating activities..............................      $ 61,137       $ 18,536
                                                                                                  ----------------------------

Cash Flows       Proceeds from maturities of securities available for sale......................      $ 96,567       $ 60,704
From             Proceeds from sales of securities available for sale...........................        14,511         77,925
Investing        Purchase of securities available for sale......................................      (237,656)      (124,302)
Activities       Net decrease in federal funds sold and other short-term investments............           300         35,300
                 Net (increase) decrease in interest earning deposits in banks..................          (392)        15,648
                 Proceeds from the sale of loans and leases.....................................             -          1,751
                 Net (increase) decrease in loans and leases....................................       (70,286)        59,109
                 Investment in company owned life insurance.....................................        (3,248)       (40,000)
                 Premises and equipment expenditures, net.......................................        (1,840)          (980)
                 Proceeds from the sale of foreclosed real estate...............................         1,432            824
                                                                                                  ----------------------------
                         Net cash (used for) provided by investing activities...................     $(200,612)      $ 85,979
                                                                                                  ----------------------------

Cash Flows       Net (decrease) increase in demand deposits and savings accounts................     $ (19,225)       $ 2,516
From             Net increase (decrease) in time deposits.......................................       123,513       (102,762)
Financing        Net increase (decrease) in short-term borrowings...............................         2,992        (38,295)
Activities       Proceeds from long-term borrowings.............................................             -         35,000
                 Payment of long-term borrowings................................................          (461)        (1,461)
                 Dividends paid.................................................................        (3,938)        (4,172)
                 Issuance of common shares for employee stock plan..............................           197            410
                 Reissuance of treasury shares for employee benefit incentive plans.............         2,187          2,168
                 Purchase of shares for treasury ...............................................        (1,595)        (6,417)
                                                                                                  ----------------------------
                         Net cash provided by (used for) financing activities...................     $ 103,670      $(113,013)
                                                                                                  ----------------------------
                 Net change in cash and cash equivalents........................................     $ (35,805)      $ (8,498)
                 Cash and cash equivalents:
                   Beginning of year............................................................       134,244        118,807
                                                                                                  ----------------------------
                   End of period................................................................      $ 98,439    $   110,309
                                                                                                  ============================

Supplemental     Cash payments for:
Disclosures of     Interest paid to depositors..................................................      $ 21,607       $ 39,499
Cash Flow          Interest paid on borrowings..................................................         7,735         10,533
Information        Income tax payment (receipt).................................................           151            (16)

Non-Cash         Foreclosed real estate - acquired in settlement of loans.......................         2,429            632
Investing and    Transfer of long-term borrowings to short-term borrowings......................        50,000            250
Financing        Transfer of held to maturity securities to available for sale..................             -         10,635
Activities

See accompanying notes to consolidated financial statements (unaudited).

                             AMCORE FINANCIAL, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements include all adjustments (consisting of normal recurring accruals) which in the opinion of management are considered necessary for the fair presentation of the financial position and results of operations for the periods shown. Certain prior year amounts may be reclassified to conform with the current year presentation.

Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the "Company") for the year ended December 31, 2001.

New Accounting Standards

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS No.
141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 is effective January 1, 2002 for calendar year companies. As required under SFAS No. 142, the Company discontinued the amortization of goodwill with a net carrying value of $15.6 million at January 1, 2002 and annual amortization of $1.9 million that resulted from business combinations prior to the adoption of SFAS No. 141. Other purchased intangible assets with a net carrying value of $282,000 at January 1, 2002 continue to be amortized over their remaining estimated useful life. The remaining goodwill will be evaluated for impairment on an ongoing basis. The Company continues to evaluate the additional effect, if any, that adoption of SFAS No. 141 and SFAS No. 142 will have on the Company's consolidated financial statements.

NOTE 2 - SECURITIES

A summary of securities at March 31, 2002 and December 31, 2001 were as follows:

                                                               Gross          Gross
                                                Amortized    Unrealized     Unrealized      Fair
                                                  Cost         Gains          Losses        Value
                                               -----------------------------------------------------
                                                                        (in thousands)
At March 31, 2002
-----------------
   Securities Available for Sale:
     U.S. Treasury ........................    $   11,811    $      112    $       --     $   11,923
     U.S. Government agencies .............         5,236            52            (9)         5,279
     Agency mortgage-backed securities ....       802,731         3,908        (4,646)       801,993
     State and political subdivisions .....       238,115         5,269        (1,334)       242,050
     Corporate obligations and other ......       151,084           473          (778)       150,779
                                               -----------------------------------------------------
        Total Securities Available for Sale    $1,208,977    $    9,814    $   (6,767)    $1,212,024
                                               =====================================================

At December 31, 2001
--------------------
   Securities Available for Sale:
     U.S. Treasury ........................    $   18,984    $      243    $       --     $   19,227
     U.S. Government agencies .............        17,324           112            (9)        17,427
     Agency mortgage-backed securities ....       710,485         3,528        (4,725)       709,288
     State and political subdivisions .....       256,886         6,004        (1,452)       261,438
     Corporate obligations and other ......        79,567           807           (52)        80,322
                                               -----------------------------------------------------
        Total Securities Available for Sale    $1,083,246    $   10,694    $   (6,238)    $1,087,702
                                               =====================================================

Realized gross gains resulting from the sale of securities available for sale were $734,000 and $743,000 for the three months ended March 31, 2002 and 2001, respectfully. There were no realized gross losses for the three months ended March 31, 2002 and 2001. At March 31, 2002 and 2001, securities with a fair value of $915.9 million and $813.4 million, respectively, were pledged to secure public deposits, securities under agreements to repurchase and for other purposes required by law.

NOTE 3 - LOANS AND LEASES

The composition of the loan and lease portfolio at March 31, 2002 and December 31, 2001, was as follows:

                                            March 31, 2002    December 31, 2001
                                            -----------------------------------
                                                       (in thousands)
Commercial, financial and agricultural.....    $  710,494        $  705,782
Real estate construction...................       102,384           100,349
Real estate commercial.....................       742,118           724,936
Real estate residential....................       501,753           500,053
Installment and consumer...................       484,135           444,350
Direct lease financing.....................         2,884             3,263
                                            -----------------------------------
     Gross loans and leases................    $2,543,768        $2,478,733
     Allowance for loan and lease losses...       (33,710)          (33,940)
                                            -----------------------------------
     NET LOANS AND LEASES..................    $2,510,058        $2,444,793
                                            ===================================

NOTE 4 - SALE OF RECEIVABLES

There were no sales of indirect automobiles into securitization transactions during the first quarter of 2002. In the first quarter of 2001, the Company sold $16.7 million of indirect automobile loans into securitization transactions which resulted in pre-tax gains of $781,000. For the full years ended December 31, 2001 and 2000, the Company sold $29.9 million and $100.3 million, respectively, of indirect automobile loans into securitization transactions. Upon securitization, the net carrying amount of the loans were removed from the balance sheet, and certain retained residual interests were recorded. The retained interests included rights to service the loans that were sold (the "Servicing Rights"), the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the "Interest Only Strip") and an interest in sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the "Credit Enhancement" or "Overcollateralization Asset").

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

Key economic assumptions used in measuring the retained interests at the date of the securitization and as of March 31, 2002 including the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                                                              As Of March 31, 2002
                                                                                     -----------------------------------
                                                                                                     10%          20%
                                                     Loans Sold      Loans Sold                    Adverse      Adverse
                                                     During 2001     During 2000      Actual       Change       Change
                                                     -------------------------------------------------------------------
                                                                                ($ in thousands)
Prepayment speed assumptions
     Prepayment speed...............................        1.5%            1.5%        1.8%          2.0%         2.1%
     Weighted average life (in months).............         22.0            22.4        16.8          16.3         15.7
     Fair value of retained interests...............      $2,239          $6,070      $6,820        $6,756       $6,691
     Change in fair value...........................         N/A             N/A         N/A         $(64)       $(129)
Expected credit loss assumptions
     Expected credit losses (loss to liquidation)..  1.3% - 1.7%     1.3% - 1.7%        1.3%          1.5%         1.6%
     Fair value of retained interests...............      $2,239          $6,070      $6,820        $6,736       $6,652
     Change in fair value...........................         N/A             N/A         N/A         $(84)       $(168)
Residual cash flow discount rate assumptions
     Residual cash flow discount rate (annual)....   7.4% - 7.5%     8.3% - 9.1%        6.5%          7.1%         7.7%
     Fair value of retained interests...............      $2,239          $6,070      $6,820        $6,694       $6,571
     Change in fair value...........................         N/A             N/A         N/A        $(126)       $(249)

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

Total cash flows attributable to the indirect auto loan securitization transactions was an inflow of $673,000 and $17.2 million in the first quarter of 2002 and 2001, respectively. The following table summarizes the various cash flows received from and paid to the securitization trust:

                                             Proceeds From     Servicing Fees         Other
Cash flows received from (paid to) trust    Securitizations      Collected          Cash Flows       Fees Paid
----------------------------------------    ------------------------------------------------------------------
                                                                       (in thousands)
First quarter 2002                                   $-             $143               $530               $-
First quarter 2001                              $16,749             $180               $252             $(5)

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

                                Total Principal        Principal Amount of
                                Amount of Loans          Delinquent Loans         Net Credit
                              --------------------------------------------          Losses
                                             As of March 31                     During the Year
                              --------------------------------------------    --------------------
                                2002        2001        2002        2001        2002        2001
                                ----        ----        ----        ----        ----        ----
                                                         (in thousands)
Held in Portfolio .........   $375,551    $269,315    $  4,809    $  4,881    $    707    $    604
Securitized................     66,109      98,453       1,368       1,062         222         133
Held for Sale .............         --       4,066          --          --          --          --
                              --------    --------    --------    --------    --------    --------
  Total ...................   $441,660    $371,834    $  6,177    $  5,943    $    929    $    737
                              ========    ========    ========    ========    ========    ========

Actual and projected static pool credit losses, as a percentage of indirect auto loans securitized are 0.84%, 1.23% and 1.41% for the quarters ended March 31, 2002, 2003 and 2004, respectively. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amount shown here for each year is a weighted average for all securitizations during the period.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", with respect to business combinations that were completed prior to July 1, 2001. These statements require that the Company evaluate its existing intangible assets and goodwill classifications. Goodwill and intangible assets with indefinite useful lives may no longer be amortized, but instead must be tested for impairment at least annually. The useful life and residual values of all other intangibles must also be reassessed. As of the date of adoption, the Company had unamortized goodwill in the amount of $15.6 million and unamortized identifiable intangible assets (Core Deposit Intangibles) in the amount of $282,000, which are subject to the transition provisions of SFAS Nos. 141 and 142.

The Company's intangible asset values by segment at March 31, 2002 are as follows:

                                                    Gross Carrying      Accumulated       Net Carrying
                                                        Amount          Amortization         Amount
                                                    --------------------------------------------------
                                                                       (in thousands)
Amortized Intangible Assets
      Core Deposits - Retail Banking................      $683               $510              $173
                    - Commercial Banking............       293                219                74
                                                       -----------------------------------------------
Total Amortized Intangible Assets...................      $976               $729              $247
                                                       ===============================================

Unamortized Intangible Assets
      Goodwill - Trust and Asset Management.........                                         $9,622
               - Retail Banking.....................                                          3,614
               - Commercial Banking.................                                          2,409
                                                                                          ------------
Total Unamortized Intangible Assets.................                                        $15,645
                                                                                          ============

Total Intangibles (net).............................                                        $15,892
                                                                                          ============

The current and estimated amortization expense by segment is as follows:

                                                      Retail           Commercial
                                                      Banking            Banking             Total
                                                    --------------------------------------------------
                                                                     (in thousands)
Aggregate Amortization Expense
      For Quarter Ended 3/31/02.....................    $24                 $11                $35

Estimated Amortization Expense
      For Remainder of Year Ending 12/31/02.........    $74                 $32               $106
      For Year Ending 12/31/03......................     99                  42                141
                                                                                          ---------
          Total estimated amortization expense......                                          $247
                                                                                          =========

There have been no changes in the carrying amount of goodwill for the quarter ended March 31, 2002. Because of the extensive effort needed to comply with the provisions of SFAS No. 142, the Company has not yet completed its goodwill impairment evaluation. While no transitional impairment loss is expected, the Company continues to evaluate its potential impact. Any transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in the Company's Consolidated Statement of Income.

SFAS No. 142 requires disclosure of what reported income before extraordinary items and net income would have been in all periods presented exclusive of amortization expense recognized in those periods related to goodwill, intangible assets that will no longer be amortized, any deferred credit related to an excess over cost, equity method goodwill, and changes in amortization periods for intangible assets that will continue to be amortized. The table below reconciles net income as reported to the how the prior period would have been reported had SFAS No. 142 been in effect.

                                                        For the Quarter Ended March 31,
                                                                2002        2001
                                                              -------     -------
                                                    (in thousands, except per share amounts)
Net income as reported ..................................     $ 9,926     $10,194
Add back: Goodwill amortization .........................         N/A         526
Adjust: Core Deposit amortization (change in useful life)         N/A         (12)
                                                              -------     -------
Adjusted net income .....................................     $ 9,926     $10,708
                                                              =======     =======


Basic earnings per share as reported ....................     $   .40     $   .39
Add back: Goodwill amortization .........................         N/A         .02
Adjust: Core Deposit amortization (change in useful life)         N/A          --
                                                              -------     -------
Adjusted basic earnings per share .......................     $   .40     $   .41
                                                              =======     =======


Diluted earnings per share as reported ..................     $   .40     $   .39
Add back: Goodwill amortization .........................         N/A         .02
Adjust: Core Deposit amortization (change in useful life)         N/A          --
                                                              -------     -------
Adjusted diluted earnings per share .....................     $   .40     $   .41
                                                              =======     =======

The Company's Originated Mortgage Servicing Right asset ("OMSR") is subject to disclosure under SFAS No. 142, but the assets are specifically exempted from the standard's accounting requirements. The OMSR asset values, which are all included in the Mortgage Banking Segment, at March 31, 2002 are as follows:

                                         Gross
                                        Carrying    Accumulated    Net Carrying
                                         Amount     Amortization      Amount
                                        ---------------------------------------
                                                    (in thousands)

Capitalized OMSR.......................  $19,035       $9,320         $9,715
Less: OMSR Valuation Allowance.........                                 (243)
                                                                     --------
Net OMSR...............................                               $9,472
                                                                     ========

The current and estimated OMSR amortization expense on the Company's OMSR asset are as follows:

                                                        Mortgage
                                                        Banking
                                                        --------
Aggregate Amortization Expense
      For Quarter Ended 3/31/02........................  $  763

Estimated Amortization Expense
      For Remainder of Year Ending 12/31/02............  $1,771
      For Year Ending 12/31/03.........................   1,694
      For Year Ending 12/31/04.........................   1,333
      For Year Ending 12/31/05.........................   1,049
      For Year Ending 12/31/06.........................     825
      For Year Ending 12/31/07.........................     649

The weighted-average amortization period for OMSR retained during the first quarter of 2002 was 16.6 years.

NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings at March 31, 2002 and December 31, 2001 consisted of the following:

                                               March 31, 2002  December 31, 2001
                                               ---------------------------------
                                                         (in thousands)
Securities sold under agreements to repurchase    $414,730          $388,533
Federal Home Loan Bank borrowings ............      60,571            10,821
Federal funds purchased ......................      43,300            33,075
U.S. Treasury tax and loan note accounts .....       5,133            12,000
Commercial paper borrowings ..................       4,974            31,287
                                                ----------------------------
   Total short-term borrowings ...............    $528,708          $475,716
                                                ============================

NOTE 7 - LONG-TERM BORROWINGS

Long-term borrowings at March 31, 2002 and December 31, 2001 consisted of the following:

                                               March 31, 2002  December 31, 2001
                                               ---------------------------------
                                                         (in thousands)
Federal Home Loan Bank borrowings .........        $192,769         $242,786
Capital Trust preferred securities ........          25,000           25,000
Other long-term borrowings ................              --              444
                                                ----------------------------
             Total long-term borrowings            $217,769         $268,230
                                                ============================

AMCORE Bank, N.A. periodically borrows additional funds from the Federal Home Loan Bank (FHLB) in connection with the purchase of mortgage-backed securities and the financing of 1-4 family real estate loans. Certain FHLB borrowings have prepayment penalties and call features associated with them. The average maturity of these borrowings at March 31, 2002 is 4.84 years, with a weighted average borrowing rate of 5.15%.

Reductions of FHLB borrowings with call features, assuming they are called at the earliest call date, are as follows at March 31, 2002:

                                                         Total
                                                    --------------
                                                    (in thousands)
2002................................................   $ 141,000
2003................................................      29,000
                                                     -----------
             Total callable FHLB borrowings.........   $ 170,000
                                                     ===========

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

Scheduled reductions of long-term borrowings are as follows:

                                                         Total
                                                    --------------
                                                    (in thousands)
2003..............................................   $    33,005
2004..............................................        25,042
2005..............................................        15,684
2006..............................................        11,711
2007..............................................           312
Thereafter........................................       132,015
                                                     -----------
        Total long-term borrowings................   $   217,769
                                                     ===========

NOTE 8 - EARNINGS PER SHARE

                                                                              For the Three Months
Earnings per share calculations are as follows:                                  Ended March 31,
                                                                              2002             2001
                                                                         ------------------------------
                                                                    (in thousands, except per share data)
Net Income.............................................................    $  9,926         $  10,194

Basic earnings per share:
        Average basic shares outstanding...............................      24,609            26,057
                                                                         ------------------------------

        Earnings per share.............................................    $   0.40         $    0.39
                                                                         ==============================

Diluted earnings per share:
        Weighted average shares outstanding............................      24,609            26,057
        Net effect of the assumed purchase of stock under the stock option and stock purchase plans - based on the treasury
            stock method using average market price....................         241               252
        Contingently issuable shares...................................           1                 -
                                                                         ------------------------------
        Average diluted shares outstanding.............................      24,851            26,309
                                                                         ==============================

        Diluted Earnings per share.....................................    $   0.40          $   0.39
                                                                         ==============================

NOTE 9 - SEGMENT INFORMATION

AMCORE's internal reporting and planning process focuses on four primary lines of business or (Segment(s)): Commercial Banking, Retail Banking, Trust and Asset Management, and Mortgage Banking. The financial information presented was derived from the Company's internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray each Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an appropriate allocation of shared support function expenses. The Commercial and Retail Banking Segments also include fund transfer adjustments to appropriately reflect the cost of funds on loans made and funding credits on deposits generated. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2001.

Since there are no comprehensive authorities for management accounting equivalent to accounting principles generally accepted in the United States of America, the information presented is not necessarily comparable with similar information from other financial institutions. In addition, methodologies used to measure, assign and allocate certain items may change from time-to-time to reflect, among other things, accounting refinements, changes in risk profiles, changes in customers or product lines, and changes in management structure. The presentation of Segments was changed in the first quarter of 2002 to reflect the Company's shift to a line of business structure. The primary impact of this change was to segregate the previous Banking Segment into its Retail and Commercial components. However, due to allocation methodologies for shared support costs, funds transfer adjustments and the exclusion of investment and treasuries activities from the Retail and Commercial Banking Segments, the sum of these two "new" Segments will not equal the total of the "old" Banking Segment presentation. Prior period Segment results have been restated to reflect the new line of business structure. The Trust and Asset Management Segment and the Mortgage Banking Segment were not affected by the shift to a line of business structure and have not been restated.

Total Segment results differ from consolidated results primarily due to intersegment elimination, certain corporate administration costs, items not otherwise allocated in the management accounting process and treasury and investment activities. The impact of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and are included in the "Other" column. For ease of comparison, the discussion of each Segment, including the Segment profit percentage, focuses on earnings before the Accounting Change (the "Operating Profit").

NOTE 9 - SEGMENT INFORMATION

For the three months ended March 31, 2002                         --- Operating Segments ---
                                                      Commercial     Retail   Trust and Asset  Mortgage
                                                        Banking      Banking    Management     Banking      Other     Consolidated
                                                     -----------------------------------------------------------------------------
                                                                                  (dollars in thousands)
Net interest income ...............................  $    13,923   $    12,485   $      34   $   1,070   $     2,667   $    30,179
Non-interest income ...............................        1,760         4,082       7,222       2,211         1,833        17,108
                                                     -----------------------------------------------------------------------------
     Total Revenue ................................       15,683        16,567       7,256       3,281         4,500        47,287
Provision for loan and lease losses ...............        1,328         1,312          --          --            --         2,640
Depreciation and amortization .....................          120           539          83           7           714         1,463
Other non-interest expense ........................        6,840        10,259       5,545       2,368         4,956        29,968
                                                     -----------------------------------------------------------------------------
     Pretax earnings (loss) .......................        7,395         4,457       1,628         906        (1,170)       13,216
Income taxes (benefits) ...........................        2,498         1,629         657         362        (1,856)        3,290
                                                     -----------------------------------------------------------------------------
     Earnings .....................................  $     4,897   $     2,828   $     971   $     544   $       686   $     9,926
                                                     =============================================================================

Segment profit percentage .........................         53.0%         30.6%       10.5%        5.9%          N/M         100.0%
                                                     =============================================================================

 Assets ...........................................  $ 1,628,028   $ 1,015,352   $  21,416   $  48,602   $ 1,403,183   $ 4,116,581
                                                     =============================================================================

For the three months ended March 31, 2001

Net interest income ...............................  $    13,078   $    13,170   $      76   $     823   $     2,079   $    29,226
Non-interest income ...............................        1,380         3,764       7,198       2,130         1,821        16,293
                                                     -----------------------------------------------------------------------------
     Total Revenue ................................       14,458        16,934       7,274       2,953         3,900        45,519
Provision for loan and lease losses ...............          922         1,234          --          --            --         2,156
Depreciation and amortization .....................          135           637         101          13           864         1,750
Other non-interest expense ........................        5,854        10,764       5,612       2,086         3,856        28,172
                                                     -----------------------------------------------------------------------------
     Pretax earnings (loss) .......................        7,547         4,299       1,561         854          (820)       13,441
Income taxes (benefits) ...........................        2,518         1,579         712         340        (1,677)        3,472
                                                     -----------------------------------------------------------------------------
     Earnings before accounting change ............  $     5,029   $     2,720   $     849   $     514   $       857   $     9,969
Cumulative effect of accounting change (net of tax)           --            --          --          16           209           225
                                                     -----------------------------------------------------------------------------
     Earnings .....................................  $     5,029   $     2,720   $     849   $     530   $     1,066   $    10,194
                                                     =============================================================================

Segment profit percentage .........................         55.2%         29.9%        9.3%        5.6%          N/M         100.0%
                                                     =============================================================================

 Assets ...........................................  $ 1,590,192   $ 1,118,997   $  20,837   $  50,997   $ 1,386,043   $ 4,167,066
                                                     =============================================================================

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

Interest rate swaps are most commonly used by the Company to convert liabilities with variable-rate cash flows to liabilities with fixed-rate cash flows (the "Hedged Items"). Under this arrangement, the Company receives payments from the Counter-party at a specified floating-rate index that is applied to the Notional Principal Amount. This periodic receipt of income essentially offsets floating-rate interest payments that the Company makes to its depositors or lenders. In exchange for the receipts from the Counter-party, the Company makes payments to the Counter-party at a specified fixed-rate that is applied to the Notional Principal Amount. Thus, what was a floating rate obligation before entering into the derivative arrangement is transformed into a fixed rate obligation. This type of hedge is considered a cash flow hedge. The Company also uses interest rate swaps to convert fixed-rate liabilities to floating-rate liabilities. This is typically done when a fixed-rate liability has been incurred to fund a variable-rate loan or investment. The interest rate swap has the effect of matching the interest rate risk on the funding with the interest rate risk on the loans or investment. This type of hedge is considered a fair value hedge.

Interest rate caps and collars are derivative instruments that are variations of an interest rate swap. They also involve an exchange of interest payment streams with a Counter-party based upon a Notional Principal Amount. In the case of an interest rate cap, the exchange of income streams does not take effect unless the specified floating-rate index rises above a pre-determined level. In an interest rate cap, the Company retains the risk of rising interest rates up to the pre-determined level, while benefiting from declines in interest rates. In the case of an interest rate collar, the exchange of income streams does not take effect unless the specified floating-rate index rises above or below pre-determined levels. In an interest rate collar, the Company retains the risk and benefits of changes in interest rates within the pre-determined levels. These hedges are also cash flow hedges. The Company has also used interest rate floors to manage its exposure to declining mortgage interest rates of its mortgage servicing rights asset. These floors were terminated during 2001. The net amount payable or receivable from each Interest Rate Derivative contract is recorded as an adjustment to interest expense.

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

Under SFAS No. 133, all derivatives are recognized at fair value in the Consolidated Balance Sheets. Changes in fair value for derivatives that are not hedges are recognized in the Consolidated Statement of Income (Income Statement) as they arise. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset in the Income Statement or recorded as a component of other comprehensive income (OCI) in the Consolidated Statement of Stockholders' Equity. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the Income Statement. To the extent that fair value hedges are highly effective, changes in the fair value of the derivatives will largely be offset by changes in the fair values of the hedged items. If the derivative is designated as a cash flow hedge, changes in the fair value due to the passage of time (Time Value) are excluded from the assessment of hedge effectiveness and therefore flow through the Income Statement for each period. The effective portion of the remaining changes in the fair value of the derivative (Intrinsic Value) are recorded in OCI and are subsequently recognized in the Income Statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the Income Statement. Hedge ineffectiveness is caused when the change in expected future cash flows of a hedged item does not exactly offset the change in the future expected cash flows of the derivative instrument, and is generally due to differences in the interest rate indices or interest rate reset dates. Reclassification from OCI to the Income Statement occurs each period as continuing cash flow payments bring the Intrinsic Value component of the market value of each cash flow hedge closer to zero. Reclassifications may also occur, as yield adjustments in the same period the hedged items affect earnings, in the event cash flow hedges no longer meet the requirements to qualify for hedge accounting. All derivatives, with the exception of the interest rate floors and the deposit product tied to the S&P 500 index, qualify and have been designated as hedges pursuant to SFAS No. 133.

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

In addition to the transition adjustment, the Income Statement for the three months ended March 31, 2001 included the following derivative related activity in other non-interest income: $297,000 loss due to the decrease in the Time Value component of the market value of cash flow hedges, $116,000 income related to the ineffective portion of the cash flow hedges, $105,000 income related to Mortgage Loan Derivatives, and $3,000 income related to the S & P 500 embedded derivative. These items, net of taxes of $28,000, totaled a $45,000 loss recorded for the quarter ended March 31, 2001.

The Income Statement for the three months ended March 31, 2002 included the following derivative related activity in other non-interest income: $23,000 loss due to the decrease in the Time Value component of the market value of cash flow hedges, $13,000 income related to the ineffective portion of the cash flow hedges, $63,000 loss related to Mortgage Loan Derivatives, and $1,000 loss related to the S & P 500 embedded derivative. These items, net of taxes of $29,000, totaled a $45,000 loss recorded for the quarter ended March 31, 2002.

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

During the second quarter of 2001, the Company made a settlement offer to Plaintiffs' counsel. The Company recorded an accrual reflecting the amount offered. There were no other developments during the quarter. Subsequent to the end of the second quarter of 2001, the Company was notified of several developments. First, the federal district court ordered the case to be sent to the federal bankruptcy court to determine if it wants to pursue this case as an asset of one of the plaintiffs who previously filed for bankruptcy relief and to remand the case back to state court if the federal bankruptcy court did not keep jurisdiction. The Company filed a motion to reconsider this order as the federal district court failed to address the issue of diversity of the parties. On April 26, 2002 the Mississippi federal district court entered a new order which although it still refers the case to the federal bankruptcy court for a decision on pursuing the claim as an asset, instead of remanding the case to state court, the case is to be referred back to the federal court for all further proceedings as requested by the Company. Second, plaintiffs' attorneys have rejected the Company's settlement offer. In addition, they have notified the Company's counsel that they have identified 17 more individuals with potential claims similar to those of the named Plaintiffs'. No suits have yet been filed on their behalf. Subsequent to the Mississippi federal district court action of April 26, 2002, the Company's counsel was given approval to submit a new offer to Plaintiffs' counsel to resolve all claims.

Although the ultimate disposition of the cases cannot be predicted with certainty, based on information currently available, the Company believes that the plaintiffs' damage claims are disproportionate and that the final outcome of the cases will not have a material adverse effect on the Company's consolidated financial condition, though it could have a material adverse affect on the Company's consolidated results of operations in a given year. The Company has not adjusted its accrual for payment of the damages in these cases because, in management's opinion, an unfavorable outcome in this litigation materially beyond the accrual is not probable.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and Subsidiaries ("AMCORE" or the "Company") Consolidated Balance Sheets as of March 31, 2002 compared to December 31, 2001 and the results of operations for the three months ended March 31, 2002 compared to the same period in 2001. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

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

Contemplated, projected, forecasted or estimated results in such forward-looking statements involve certain inherent risks and uncertainties. A number of factors
- many of which are beyond the ability of the Company to control or predict - could cause actual results to differ materially from those in its forward-looking statements. These factors include, among others, the following possibilities: (I) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new and existing competitors; (II) adverse state and federal legislation and regulation; (III) failure to obtain new customers and retain existing customers; (IV) inability to carry out marketing and/or expansion plans; (V) ability to attract and retain key executives or personnel;
(VI) changes in interest rates including the effect of prepayment; (VII) general economic and business conditions which are less favorable than expected; (VIII) equity and fixed income market fluctuations; (IX) unanticipated changes in industry trends; (X) unanticipated changes in credit quality and risk factors;
(XI) success in gaining regulatory approvals when required; (XII) changes in Federal Reserve Board monetary policies; (XIII) unexpected outcomes on existing or new litigation in which AMCORE, its subsidiaries, officers, directors or employees are named defendants; (XIV) technological changes; (XV) changes in accounting principles generally accepted in the United States of America; (XVI) changes in assumptions or conditions affecting the application of "critical accounting policies"; (XVII) inability of third-party vendors to perform critical services to the company or its customers; and (XVIII) the economic impact of the terrorist attacks on the U.S. on September 11 and the U.S. response to those attacks.


                             OVERVIEW OF OPERATIONS

AMCORE reported net income of $9.9 million for the three months ended March 31, 2002. This compares to $10.2 million for the same period in 2001, representing a decrease of $268,000 or 2.6%.

Diluted earnings per share for the first three months of 2002 were $0.40 compared to $0.39 for the same period in 2001. This represents an increase of $0.01 per share or 2.6%. The 2.6% increase in earnings on a diluted per share basis contrasts with the 2.6% decrease on a dollar basis, reflecting a 1.5 million decrease in average diluted shares outstanding attributable to AMCORE's previously announced stock repurchase programs.

AMCORE's annualized return on average equity for the first quarter of 2002 was 13.02% versus 13.29% in 2001. AMCORE's annualized return on average assets for first three months of 2002 was 1.01% compared to 0.99% in 2001.

Branch Activity

During 2001, the Company launched a strategic initiative to reallocate capital to higher growth Midwestern markets, particularly along the I-90 growth corridor between Chicago's northwest suburbs and Madison, Wisconsin (the Branch Expansion"). In furtherance of this objective, during the second and third quarters of 2001, the BANK sold seven branches (the "Branch Sales") and during the first quarter of 2002 closed one additional branch. For the seven Branch Sales, $65.1 million in loans, $170.8 million in deposits and $1.4 million in premises and equipment were transferred to the respective buyers. Loans and deposits for the closed branch were transferred to nearby BANK branches.

Branch Expansion activities in 2001 included two new offices: one on Rockford's east side, a fast-growing business and residential area, and one in Geneva, Illinois, an affluent Chicago suburb. Combined, these branches have generated over $53 million in loans, over $55 million in mortgage originations and over $14 million in deposits since they were opened. In January of 2002, a commercial loan facility servicing small-to-medium size businesses was opened in the Chicago suburb of Schaumburg, Illinois while a full-service facility was opened along the beltway in Madison, Wisconsin. These locations are experiencing similar growth rates. An application is also pending with the OCC for eventual expansion of the Schaumburg office to a full-service branch. In April 2002, construction began on branches in two additional key Chicago suburbs: St. Charles, Illinois, located between the Geneva and Elgin markets, and McHenry, Illinois, located in one of the fastest growing counties in Illinois. Both are full-service sites with over 1,800 and 1,400 businesses, respectively, located within a three-mile radius. Each branch is expected to add to the BANK's presence in the Fox River Valley and further improve the BANK's strategic position along the I-90 corridor.

Loan Securitizations and Securities Sales

During the first and second quarters of 2001, the BANK sold $29.9 million of indirect automobile loans in securitization transactions (the "Auto Loan Sales"). Upon securitization, the BANK retained Servicing Rights, an Interest Only Strip and an Overcollateralization Asset. The Company's retained interests are subordinate to investors' interests. The value of the Company's Interest Only Strip is subject to prepayment risk and the value of the Overcollateralization Asset is subject to credit risk on the transferred auto loans. The investors and the securitization trust have no other recourse to the Company's other assets for failure of debtors to pay when due. See Note 4 of the Notes to Consolidated Financial Statements.

During the second and third quarters of 2001, AMCORE restructured its investment portfolio (the "Security Portfolio Restructuring"), a strategy designed to reduce interest rate risk. The restructuring plan focused on the disposal of securities having a higher degree of interest rate risk associated with changes in prepayment speeds and on securities with low yields and/or longer durations. The restructuring was intended to improve the stability and quality of future earnings and values, especially in periods of rising interest rates.

Accounting Changes

On January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. This statement outlines accounting and reporting standards for derivative instruments and hedging activities. Net income for 2001 includes a cumulative effect of $225,000 net of tax, or $0.01 per diluted share, attributable to the adoption of the new accounting standard (the "Accounting Change"). See Notes 1 and 10 of the Notes to Consolidated Financial Statements.

On January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", with respect to business combinations that were completed prior to July 1, 2001. These statements require that the Company evaluate its existing intangible assets and goodwill classifications. Goodwill and intangible assets with indefinite useful lives may no longer be amortized, but instead must be tested for impairment at least annually. The useful life and residual values of all other intangibles must also be reassessed. As of the date of adoption, the Company had unamortized goodwill in the amount of $15.6 million and unamortized identifiable intangible assets (the "Core Deposit Intangibles") in the amount of $282,000, which are subject to the transition provisions of SFAS Nos. 141 and 142. The Company had no other intangible assets subject to these standards. Amortization expense related to goodwill was $526,000 in the first quarter of 2001. Amortization of Core Deposit Intangibles was $35,000 in the first quarter of 2002, compared to $25,000 in the first quarter of 2001. The increase reflects the reassessment of useful life. Because of the extensive effort needed to comply with the provisions of SFAS No. 142, the Company has not yet completed its goodwill impairment evaluation. While no transitional impairment loss is expected, the Company continues to evaluate its potential impact. Any transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in the Company's Consolidated Statement of Income. See Note 5 of the Notes to Consolidated Financial Statements.

Extinguishment Of Debt

During the third quarter of 2001, AMCORE retired at par $15.0 million in capital trust preferred securities (the "Debt Extinguishment") with the coupon rate of
9.35 percent. See Note 7 of the Notes to Consolidated Financial Statements.

Stock Repurchase Program

On April 23, 2001, AMCORE announced a stock repurchase program for up to five percent of its common stock or 1.29 million shares. As of January 1, 2001, AMCORE also had 627,000 shares remaining from the Company's August 8, 2000 stock repurchase authorization. Shares repurchased pursuant to these authorizations will become treasury shares and will be used for general corporate purposes, including the issuance of shares in connection with AMCORE's stock option plan and other employee benefit plans. As of March 31, 2002, 6,600 shares remained to be repurchased pursuant to the April 23, 2001 authorization, while all authorized shares had been repurchased pursuant to the August 8, 2000 authorization. During the first quarter of 2002, the Company repurchased 76,000 shares at an average price of $22.21.


                EARNINGS REVIEW OF CONSOLIDATED INCOME STATEMENT

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended March 31, 2002 and 2001.

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

                                      Quarter Ended        Quarter Ended
                                      March 31, 2002       March 31, 2001
                                     -----------------   ------------------

Interest Income Book Basis                    $60,711              $75,626
FTE Adjustment                                  1,814                2,117
                                     -----------------   ------------------

Interest Income FTE Basis                      62,525               77,743
Interest Expense                               30,532               46,400
                                     -----------------   ------------------

Net Interest Income FTE Basis                 $31,993              $31,343
                                     =================   ==================


Net interest income on an FTE basis increased $650,000 or 2.1% in the first quarter of 2002 compared to the same period in 2001. The increase was driven by a 34.2% reduction in total interest expense.

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

As Table 1 indicates, the interest rate spread improved 47 basis points to 3.08% in the first quarter of 2002 from 2.61% in the first quarter of 2001. The interest rate margin was 3.50% in the first quarter of 2002, an increase of 27 basis points from 3.23% in the first quarter of 2001.

The level of net interest income is the result of the relationship between the total volume and mix of interest-earning assets and the rates earned and the total volume and mix of interest-bearing liabilities and the rates paid. The rate and volume components associated with interest earning assets and interest-bearing liabilities can be segregated to analyze the quarter-to-quarter changes in net interest income. Changes due to rate/volume variances have been allocated between changes due to average volume and changes due to average rate based on the absolute value of each to the total change of both categories. Because of changes in the mix of the components of interest-earning assets and interest-bearing liabilities, the computations for each of the components do not equal the calculation for interest-earning assets as a total and interest-bearing liabilities as a total. Table 2 analyzes the changes attributable to the volume and rate components of net interest income.

Changes Due to Volume

In the first quarter of 2002, net interest income on an FTE basis decreased due to average volume by $1.8 million, when compared to the first quarter of 2001. This was comprised of a $4.1 million decline in interest income that was partially offset by a $2.3 million decrease in interest expense.

The $1.8 million decline in interest income was driven by a $133.4 million or 10.9% decline in average investment securities and an $82.0 million or 3.2% decline in average loans. The decline in average investment securities was the result of AMCORE's Security Portfolio Restructuring strategy as well as prepayment of mortgage-related securities that were driven by falling mortgage interest rates. The decrease in average loans was led by a $142.8 million average decrease in 1-4 family real estate loans due to prepayments as well as a reduction of $65.1 million in loans due to the Branch Sales. Partially offsetting these declines were a $72.3 million increase in installment loan volume and the $51.8 million in new loans attributable to the Branch Expansion. The increase in installment loan volume was led by strong indirect automobile lending volumes in the first quarter of 2002, compared to the first quarter of 2001 that also included $16.7 million of Auto Loan Sales.

The decline in average investment securities and average loans led to a $182.3 million or 5.3% decrease in average interest-bearing liabilities, resulting in the $2.3 million volume related reduction in interest expense. This was largely attributable to the impact of the $170.8 million in deposits that were assumed by the buyers as part of the Branch Sales and a $89.6 million average reduction in wholesale funding, including brokered deposits and the Debt Extinguishment. These declines were partly offset by a $47.6 million increase in core transactional deposits including $16.5 million in new deposits from the Branch Expansion.

Changes Due to Rate

During the first quarter of 2002, net interest income on an FTE basis increased due to average rates by $2.4 million when compared with the same quarter of 2001. This was comprised of an $11.1 million decline in interest income that was more than offset by a $13.5 million decrease in interest expense.

The yield on earning assets declined 120 basis points during the quarter, when compared to the same period a year ago. The yield on average loans fell by 135 basis points and was primarily attributable to commercial and commercial real estate loans. Falling interest rates since the first quarter of 2001 impacted pricing on new loan volume, variable priced loans and loans that refinanced during the year. The yield on average securities decreased by 93 basis points, also the result of declining interest rates. Yields on securities were also affected by the sale of higher risk securities in the Security Portfolio Restructuring as well as the prepayment of higher yielding mortgage-related securities that occurred as mortgage interest rates fell.

The rate paid on interest bearing liabilities declined 167 basis points during the first quarter of 2002, compared to the first quarter of 2001. This was primarily due to decreased rates paid on deposits and short-term borrowings. The decrease in deposit costs was largely driven by the Company's indexed money market deposit accounts (AMDEX) and declining rates on certificates of deposit (CD's). The AMDEX accounts re-price monthly off the three-month Treasury bill discount rate, and have benefited from the decline in short-term interest rates. Average rates on CD's have declined as older CD's bearing higher rates have matured and re-priced during the period of declining interest rates. The decrease in short-term borrowing costs was mainly due to reverse repurchase agreements that renewed at lower rates, also due to the decline in short-term interest rates.

Decreased reliance on expensive wholesale funding, the Security Portfolio Restructuring, reductions in lower yielding residential real estate loans due to refinancings, the Branch Sales and Branch Expansion, plus the launching of aggressive initiatives to grow core transactional deposits ("Make It Happen" and "Free Checking" initiatives) are expected to result in continued improvement in the quality and stability of net interest income. These deliberate actions by the Company, coupled with the current and projected interest rate environment, are expected to result in improved interest rate spreads and margins in 2002, compared to 2001. Among those factors that could cause margins and spreads to not improve as anticipated by the Company in 2002 include unexpected changes in interest rates, changes in the slope of the yield curve, the effect of prepayments or renegotiated rates, changes in the mix of earning assets and the mix of liabilities, increased leverage of capital and greater than expected delinquencies resulting in non-accrual status.

Provision for Loan and Lease Losses

The provision for loan and lease losses (Provision) is an amount added to the allowance for loan and lease losses (Allowance) for loan losses that are probable as of the respective reporting date. Actual loan and lease losses are charged against (reduce) the Allowance when management believes that the collection of principal will not occur. Subsequent recoveries of amounts previously charged to the Allowance, if any, are credited to (increase) the Allowance.

The Provision was $2.6 million in the first quarter of 2002, an increase of $484,000 or 22.4% from the $2.2 million in the first quarter of 2001. The increase was due to higher net charge-offs compared to a year ago.

AMCORE recorded net charge-offs of $2.9 million in the first quarter of 2002 compared to $1.6 million in the first quarter of 2001. Annualized net charge-offs increased to 46 basis points of average loans in the first quarter of 2002. This was nearly double the first quarter 2001 annualized rate of 24 basis points, reflecting the weakened economy since the first quarter of last year.

The Allowance, as a percent of total loans, was 1.33% and 1.15% at March 31, 2002 and 2001, respectively. The higher level of the Allowance, as a percent of loans, reflects the increase in net charge-offs, a higher level of non-accrual loans and the effects of the weakened economy.

Future growth in the loan portfolio, further or continued weakening in economic conditions or specific credit deterioration, among other things, could result in increased Provisions during the remainder of 2002, compared to 2001.

Non-Interest Income

Total non-interest income is comprised primarily of fee-based revenues from trust and asset management, bank-related service charges on deposits and mortgage revenues. Net security gains or losses, gain on loan sales and increases in cash surrender value (CSV) of bank and company owned life insurance
(COLI) are also included in this category.

Non-interest income, excluding net security gains, totaled $16.4 million in the first quarter of 2002, an increase of $824,000 or 5.3% from the $15.6 million in first quarter of 2001. Increases in service charges on deposits, mortgage revenues and CSV of COLI more than offset declines in trust and asset management income and other non-interest income.

Trust and asset management income, the largest source of fee based revenues, totaled $6.7 million in the first quarter of 2002, a decrease of $92,000 or 1.4% from $6.8 million in the first quarter of 2001. The declines in the market, especially the S&P 500, have impacted the value of AMCORE-managed assets, which in turn, have caused a reduction in fee revenue.

The trust and asset management segment manages or administers $6.0 billion of investments, inclusive of traditional assets as well as the management of the BANK's diverse fixed income portfolio of approximately $1.2 billion. Assets in the AMCORE Vintage Mutual Funds totaled $1.1 billion at March 31, 2002. In addition to overall market performance, trust and asset management revenues are dependent upon the Company's ability to attract and retain accounts, specific investment performance, and other economic factors.

Service charges on deposits totaled $3.9 million in the first quarter of 2002, an increase of $793,000 or 25.8% from the $3.1 million in the first quarter of 2001. Non-sufficient funds, stop payment and return check fees, primarily related to personal accounts, and increased commercial account analysis fees contributed to the increase.

Mortgage revenues include fees generated from underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans, net of servicing right amortization and impairment. Mortgage revenues were $1.8 million in the first quarter of 2002 on closing volumes of $106.6 million. This was an increase of $404,000 or 28.0% from $1.4 million in the first quarter of 2001 on closing volumes of $109.3 million. Mortgage revenues for the first quarter of 2002 included $537,000 of servicing right impairment reversals, compared to a $294,000 impairment charge in the first quarter of 2001.

Continued strong mortgage performance is expected throughout the remainder of 2002, although not at the record levels experienced in 2001 due to lower refinancing activity. As of March 31, 2002, AMCORE had $9.5 million of capitalized mortgage servicing rights, net of a $243,000 impairment valuation allowance, with a fair value of $9.7 million. The unpaid principal balance of mortgage loans serviced for others, including mortgage loans held for sale, was $974.7 million as of March 31, 2002. This compares to $865.9 million as of March 31, 2002.

COLI income totaled $1.3 million in the first quarter of 2002, a $213,000 or 20.4% increase over the $1.0 million in the first quarter of 2001, reflecting an increase in average investment of $29.3 million. AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. As of March 31, 2002, the CSV of COLI stood at $104.5 million.

Other non-interest income includes customer service charges, credit card and merchant fees, ATM fees, brokerage commissions, insurance commissions, gains on fixed asset and loan sales and other miscellaneous income. In the first quarter of 2002, other non-interest income was $2.7 million, a $494,000 or 15.4% decrease from $3.2 million in the first quarter of 2001. The decrease was primarily attributable to $781,000 in gains on the Auto Loan Sales in the first quarter of 2001. Partially offsetting this was a $309,000 non-recurring gain on the reversion of excess retirement plan assets.

Net realized securities gains were essentially flat at $734,000 in the first quarter of 2002 compared to $743,000 in the first quarter of 2001. The level of security gains or losses is dependent on the size of the available for sale portfolio, interest rate levels, AMCORE's liquidity needs, and balance sheet risk objectives.

Operating Expenses

Total operating expense was $31.4 million in the first quarter of 2002, an increase of $1.5 million from $29.9 million in the first quarter of 2001. The increase was primarily due to higher personnel costs, advertising and business development and other miscellaneous expenses, that was partially offset by the discontinuation of goodwill amortization pursuant to SFAS No. 142. The efficiency ratio was 63.74% in the first quarter of 2002, compared to 62.15% in the first quarter of 2001.

Personnel costs, which include compensation expense and employee benefits, are the largest component of operating expenses. Personnel costs totaled $18.2 million in the first quarter of 2002, an increase of $1.5 million or 9.2% from $16.7 million in the first quarter of 2001. In addition to normal cost-of-living adjustments, the increase was attributable to the Branch Expansion, severance expenses and higher incentive related costs. Cost savings from the Branch Sales partially offset the increase.

Net occupancy expense was $1.9 million in the first quarter of 2002, a decrease of $161,000 or 7.8% from the first quarter of 2001. The decrease was mainly due to lower maintenance and heating costs.

Equipment expense decreased $308,000 or 14.3% to $1.9 million in the first quarter of 2002, reflecting lower electronic data processing equipment, rental and software costs.

Data processing expenses increased $129,000 or 8.5% to $1.6 million in the first quarter of 2002, reflecting increased charges from third party service providers related to core bank data processing, trust and other external processing systems.

Professional fees totaled $1.0 million in the first quarter of 2002, a decrease of $95,000 or 8.5% from the first quarter of 2001, due to lower consulting and legal fees.

Communication expense was flat at $1.0 million for both the first quarter of 2002 and the first quarter of 2001. Increases in postage rates scheduled in the latter half of the year are expected to result in higher communications expense for the full year, when compared to 2001.

Advertising and business development expenses were $1.2 million in the first quarter of 2002, an increase of $410,000 or 49.0% from the first quarter of 2001. The increase primarily related to the promotion of free checking accounts.

Intangibles amortization was $35,000 in the first quarter of 2002, a decrease of $516,000 from the first quarter of 2001. The decrease relates to the discontinuation of goodwill amortization pursuant to SFAS No. 142.

Other expenses were $4.5 million in the first quarter of 2002, an increase of $522,000 or 13.2% from $4.0 million in the first quarter of 2001. The increase was due to higher loan processing expenses and investment related impairment charges that were partly offset by lower costs associated with foreclosed real estate.

Income Taxes

Income tax expense totaled $3.3 million in the first quarter of 2002, compared with $3.5 million in the first quarter of 2001, a decrease of $182,000. The effective tax rates, which for the first quarter of 2001 included $143,000 of tax expense for the Accounting Change, were 24.9% and 25.8% in the first quarter of 2002 and 2001, respectively. The effective tax rate was less than the statutory tax rates due primarily to investments in tax-exempt municipal bonds and loans and increases in CSV on COLI. The decrease in effective tax rate in 2002 primarily resulted from increases in CSV on COLI and the impact of non-deductible goodwill amortization in the first quarter of 2001 that is no longer being amortized following the adoption of SFAS No. 142 on January 1, 2002.


                       EARNINGS REVIEW BY BUSINESS SEGMENT

AMCORE's internal reporting and planning process focuses on four primary lines of business or (Segments): Commercial Banking, Retail Banking, Trust and Asset Management, and Mortgage Banking. Note 9 of the Notes to Consolidated Financial Statements presents a condensed income statement and selected balance sheet information for each Segment.

The financial information presented was derived from the Company's internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray each Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an appropriate allocation of shared support function expenses. The Commercial and Retail Banking Segments also include funds transfer adjustments to appropriately reflect the cost of funds on loans made and funding credits on deposits generated. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2001.

Since there are no comprehensive authorities for management accounting equivalent to accounting principles generally accepted in the United States of America, the information presented is not necessarily comparable with similar information from other financial institutions. In addition, methodologies used to measure, assign and allocate certain items may change from time-to-time to reflect, among other things, accounting refinements, changes in risk profiles, changes in customers or product lines, and changes in management structure. The presentation of Segments was changed in the first quarter of 2002 to reflect the Company's shift to a line of business structure. The primary impact of this change was to segregate the previous Banking Segment into its Retail and Commercial components. However, due to allocation methodologies for shared support costs, funds transfer adjustments and the exclusion of investment and treasury activities from either the Retail or Commercial Banking Segments, the sum of these two "new" Segments will not equal the total of the "old" Banking Segment presentation. Prior period Segment results have been restated to reflect the new line of business structure. The Trust and Asset Management Segment and the Mortgage Banking Segment were not affected by the shift to a line of business structure and have not been restated.

Total Segment results differ from consolidated results primarily due to intersegment elimination, certain corporate administration costs, items not otherwise allocated in the management accounting process and treasury and investment activities. The impact of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and are included in the "Other" column of Note 9 of the Notes to Consolidated Financial Statements. For ease of comparison, the discussion of each Segment, including the Segment profit percentage, focuses on earnings before the Accounting Change (the "Operating Profit").

Commercial Banking

The Commercial Banking Segment provides commercial banking services to large and small business customers through the BANK's 63 banking locations in northern Illinois and south central Wisconsin. The services provided by this Segment include lending, business checking and deposits, cash management, merchant card services and other traditional as well as e-commerce commercial banking services.

The Commercial Banking Segment's Operating Profit for the first quarter of 2002 was $4.9 million, a decrease of $132,000 or 2.6% from the first quarter of 2001. Increased interest and non-interest income and by lower income tax expense were partially offset by increased Provision and higher operating expenses.

Net interest income increased by $845,000 in the first quarter of 2002, compared to the same quarter a year ago. Lower yields on loans were more than offset by lower funding costs and net funds transfer pricing adjustments.

Non-interest income increased by $380,000 in the first quarter of 2002, compared to the same period in 2001. The increase was primarily the result of increased commercial account analysis fees.

The Provision increased by $406,000 in the first quarter of 2002, compared to the first quarter of 2001, resulting primarily from a higher level of net charge-offs quarter-to-quarter.

Operating expenses increased $971,000 in the first quarter of 2002, compared to a year ago. The increase was largely due to higher personnel expenses, which includes the impact of the Branch Expansion as well as increased incentives.

Income taxes declined $20,000 quarter-over-quarter, the result of lower income before taxes.

The Commercial Banking Segment represented 53.0% and 55.2% of total segment Operating Profit in the first quarter of 2002 and 2001, respectively.

Retail Banking

The Retail Banking Segment provides retail banking services to individual customers through the BANK's 63 banking locations in northern Illinois and south central Wisconsin. The services provided by this Segment include direct and indirect lending, checking, savings, money market and CD accounts, safe deposit rental, automated teller machines, and other traditional and e-commerce retail banking services.

The Retail Banking Segment's Operating Profit for the first quarter of 2002 was $2.8 million, an increase of $108,000 or 4.0% from the first quarter of 2001. Lower operating expenses and increased non-interest income were partially offset by lower net interest income, increased Provision and higher income tax expense.

Net interest income declined by $685,000 in the first quarter of 2002, compared to the same quarter a year ago. Lower yields and volumes, primarily on residential and home equity loans, were partially offset by lower funding costs, net of funds transfer pricing adjustments, and increased installment loan balances, particularly indirect automobile loans. Declining loan volumes were attributable to prepayments and the Branch Sales.

Non-interest income increased by $318,000 in the first quarter of 2002, compared to the same period in 2001. The increase was primarily the result of higher deposit service charges, mortgage origination fees and customer service fees. These increases were partially offset by gains on the Auto Loan Sales that occurred the first quarter of 2001, compared to none in the first quarter of 2002.

The Provision increased by $78,000 in the first quarter of 2002, compared to the first quarter of 2001, resulting primarily from a higher level of net charge-offs quarter-to-quarter and increased indirect loan volumes.

Operating expenses decreased $603,000 in the first quarter of 2002, compared to a year ago. The increase was largely due to lower personnel expenses and decreased allocation of support and administration costs. Lower personnel costs reflect the impact of the Branch Sales and transfer of mortgage originators to the mortgage banking segment.

Income taxes increased $50,000 quarter-over-quarter, the result of higher income before taxes.

The Retail Banking Segment represented 30.6% and 29.9% of total segment Operating Profit in the first quarter of 2002 and 2001, respectively.

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

The Trust and Asset Management Segment's Operating Profit for the first quarter of 2002 was $971,000, an increase of $122,000 or 14.4% from the same period in 2001, primarily due to lower operating expenses and income taxes.

Trust and Asset Management Segment revenues, including net interest income, were essentially flat at $7.3 million for the first quarter of 2002 and 2001. Declines in fee-based revenue and net interest income were virtually offset by increased brokerage commission income.

Operating expenses decreased $85,000 to $5.6 million in the first quarter of 2002 compared to the same period in 2001. Income taxes declined $55,000 period-to-period.

The Trust and Asset Management Segment manages or administers $6.0 billion of investments, inclusive of traditional assets as well as the management of the BANK's diverse fixed income portfolio of approximately $1.2 billion. Assets in the AMCORE Vintage Mutual Funds totaled $1.1 billion at March 31, 2002.

The Trust and Asset Management Segment represented 10.5% and 9.3% of total segment Operating Profit in the first quarter of 2002 and 2001, respectively.

Mortgage Banking

The Mortgage Banking Segment provides a variety of mortgage lending products to meet its customer needs. It sells these loans to the BANK and the secondary market and continues to service most of the loans sold.

The Mortgage Banking Segment's Operating Profit was $544,000 in the first quarter of 2002, an increase of $30,000 or 5.8% from the first quarter of 2001. Improved mortgage revenues and net interest income were partially offset by higher operating expenses and income taxes.

The Mortgage Banking Segment revenues, including net interest income, were $3.3 million in the first quarter of 2002, an increase of $328,000 or 11.1% from $3.0 million in the first quarter of 2001. Mortgage revenues for the first quarter of 2002 included $537,000 of servicing right impairment reversals, whereas the first quarter of 2001 included a $294,000 impairment charge. This increase, along with higher net interest income due to larger average balances on loans held for sale, were partially offset by losses on the disposal of loans held for sale, derivative losses and increased amortization of servicing rights. First quarter 2002 closing volume was $106.6 million compared to $109.3 million in the first quarter of 2001.

Operating expenses were $2.4 million in the first quarter of 2002, compared to $2.1 million in the same quarter of 2001, an increase of $276,000. The increase was primarily due to increased personnel costs and loan processing costs that were partly offset by lower affiliate commissions. The higher personnel costs, which included volume driven commissions, were primarily due to the transfer of mortgage originators previously employed by the Retail Banking Segment. The decrease in affiliate commissions was also the result of the employee transfer.

The unpaid principal balance of mortgage loans serviced, including loans held for sale and loans serviced for the BANK, was $1.32 billion at March 31, 2002 and 2001.

The Mortgage Banking Segment represented 5.9% and 5.6% of total segment Operating Profit in the first quarter of 2002 and 2001, respectively.


                              BALANCE SHEET REVIEW

Total assets were $4.1 billion at March 31, 2002, an increase of $94.7 million or 2.4% from December 31, 2001. Total liabilities increased $88.0 million over the same period, while stockholders' equity increased $6.7 million.

Total earning assets, including COLI, increased $126.8 million from December 31, 2001. Non-earning assets decreased $32.1 million over the same period. The increase in earning assets was primarily related to a $124.3 million increase in investment securities and a $65.0 million increase in loans. These increases were partially offset by a $67.2 million decrease in loans held for sale. The increase in investment securities stems from recent actions taken to rebuild the Company's portfolio following last year's Security Portfolio Restructuring and prepayment activity on mortgage related securities. These actions are aimed at improving the utilization of AMCORE's strong capital position. The increase in loans was mainly attributable to increases in installment/consumer loans, particularly growth in the indirect automobile loan portfolio, and commercial real estate loans, a significant portion of which relates to the Branch Expansion. The decline in loans held for sale reflect the return to more normalized levels of mortgage activity following the boom of the past year that left the Company with a sizeable pipeline of loans awaiting sale to the secondary market. The reduction in non-earning assets was attributable to a decline in cash and due from banks.

Total deposits increased $104.3 million from December 31, 2001, primarily the result of a $91.1 million increase in brokered CD's incurred to partially fund the rebuilding of the investment security portfolio noted above. The Branch Expansion also contributed to the increase in deposits. Short-term borrowings increased by $53.0 million over the same period and were essentially offset by a decline of $50.5 million in long-term borrowings. These changes primarily reflect the reclassification of Federal Home Loan Bank borrowings that are set to mature in less than one year. In addition, short-term borrowings reflect a change in funding mix, mainly from commercial paper to repurchase agreements. The increase in repurchase agreements is primarily related to the rebuilding of the investment security portfolio noted above. Other liabilities decreased $18.8 million and were mainly due to a decline in accounts payable.

The stockholders' equity increase was largely the result of earnings for the first quarter of 2002 less dividends paid to shareholders.

                              ASSET QUALITY REVIEW

Allowance for Loan and Lease Losses

The determination by management of the appropriate level of the Allowance amounted to $33.7 million at March 31, 2002, compared to $33.9 million at December 31, 2001, a decrease of $230,000 or 0.7%. The Allowance is a significant estimate that is regularly reviewed by management to determine whether of not the amount is considered adequate to absorb probable losses. If not, an additional Provision is made to increase the Allowance. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan groups or pools that are based on historical loss experience and general loss estimates that are based upon the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect the borrower's ability to repay, and current economic and industry conditions. An analysis of the Allowance is shown in Table 3.

As of March 31, 2002, the Allowance as a percent of total loans and of non-performing loans was 1.33% and 102.79%, respectively. These compare to the same ratios at December 31, 2001 of 1.37% and 126.86%. Net charge-offs were $2.9 million for the first quarter of 2002 versus $1.6 million for the first quarter of 2001. These represented 0.46% and 0.24% of average loans, respectively, on an annualized basis. The increase reflects the impact of the weakened economy since the first quarter of 2001.

Non-performing Assets

Non-performing assets consist of non-accrual loans, loans with restructured terms, other real estate owned and other foreclosed assets. Non-performing assets totaled $40.7 million as of March 31, 2002, an increase of $6.9 million or 20.4% from the $33.8 million at December 31, 2001. Total non-performing assets represented 0.99% and 0.84% of total assets at March 31, 2002 and December 31, 2001, respectively.

The increase in non-performing assets was nearly matched by a $6.0 million decrease in loans 90 days or more past due and still accruing interest. Loans 90 days or more past due and still accruing interest were $8.0 million at March 31, 2002, compared to $14.0 million at December 31, 2001. This reflects the discontinuation of interest accruals on credits whose delinquencies had increased beyond what was considered a reasonable collection period.

                               CAPITAL MANAGEMENT

Total stockholders' equity at March 31, 2002, was $308.4 million, an increase of $6.7 million or 2.2% from December 31, 2001. The stockholders' equity increase was largely the result of earnings for the first quarter of 2002 less dividends to shareholders. AMCORE paid dividends of $0.16 per share in the first quarter of 2002 and 2001.

On April 23, 2001, AMCORE announced a stock repurchase program for up to five percent of its common stock or 1.29 million shares. As of January 1, 2001, AMCORE also had 627,000 shares remaining from the Company's August 8, 2000 stock repurchase authorization. Shares repurchased pursuant to these authorizations will become treasury shares and will be used for general corporate purposes, including the issuance of shares in connection with AMCORE's stock option plan and other employee benefit plans. As of March 31, 2002, 6,600 shares remained to be repurchased pursuant to the April 23, 2001 authorization, while all authorized shares had been repurchased pursuant to the August 8, 2000 authorization. During the first quarter of 2002, the Company repurchased 76,000 shares at an average price of $22.21.

AMCORE has outstanding $25.0 million of capital securities through AMCORE Capital Trust I (Trust), a statutory business trust, of which all common securities are owned by AMCORE. The capital securities qualify as Tier 1 capital for regulatory capital purposes.

As presented below, AMCORE's ratio of risk-based capital at 11.52%, its Tier 1 capital at 10.41% and its leverage ratio of 8.01%, all significantly exceed the regulatory minimums (as the following table indicates), as of March 31, 2002. The BANK, whose ratios are not presented below, is considered a "well-capitalized" institution based on regulatory guidelines.

(dollars in thousands)                                 March 31, 2002                   March 31, 2001
                                                       --------------                   --------------
                                                    Amount         Ratio             Amount           Ratio
                                                    ------         -----             ------           -----
Total Capital (to Risk Weighted Assets)            $350,520        11.52%           $361,575          12.10%
Total Capital Minimum                               243,356         8.00%            238,999           8.00%
                                                --------------------------       ----------------------------
Amount in Excess of Regulatory Minimum             $107,164         3.52%           $122,576           4.10%
                                                ==========================       ============================

Tier 1 Capital (to Risk Weighted Assets)           $316,810        10.41%           $332,014          11.11%
Tier 1 Capital Minimum                              121,678         4.00%            119,500           4.00%
                                                --------------------------       ----------------------------
Amount in Excess of Regulatory Minimum             $195,132         6.41%           $212,514           7.11%
                                                ==========================       ============================

Tier 1 Capital (to Average Assets)                 $316,810         8.01%           $332,014           7.99%
Tier 1 Capital Minimum                              158,268         4.00%            166,120           4.00%
                                                --------------------------       ----------------------------
Amount in Excess of Regulatory Minimum             $158,542         4.01%           $165,894           3.99%
                                                ==========================       ============================

Risk adjusted assets                             $3,041,950                       $2,987,492
                                                ============                     ============

Average assets                                   $3,956,706                       $4,153,002
                                                ============                     ============

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

While AMCORE manages other risks in its normal course of operations, such as credit and liquidity risk, it considers interest-rate risk to be its most significant market risk. AMCORE's net interest income can be significantly impacted by external factors. These factors include, but are not limited to: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities re-price, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings, competition, a general rise or decline in interest rates, changes in the slope of the yield curve and changes in basis.

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

Based upon an immediate increase in interest rates of 100 basis points and no change in the slope of the yield curve, the potential decrease in net interest income for the twelve-month period beginning April 1, 2002 would be approximately $1.6 million. This analysis assumes no growth in assets or liabilities and replacement of maturing instruments with like-kind instruments. At the end of 2001, comparable assumptions would have resulted in a potential decrease in 2002 net interest income of $566,000. Thus, AMCORE's earnings at risk from a rising-rate scenario have increased since the end of 2001.

Conversely, an immediate decrease in interest rates of 100 basis points and no change in the slope of the yield curve would result in a potential decrease in net interest income for the twelve-month period beginning April 1, 2002 of approximately $1.9 million. The same assumptions at the end of 2001 would have resulted in a potential decrease in net interest income of $3.1. AMCORE's sensitivity to declining interest rates has decreased since the end of 2001.

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

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company's December 31, 2001 Form 10-K.

                                     TABLE 1
          AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS

                                                                   Quarter Ended                            Quarter Ended
                                                                   March 31, 2002                           March 31, 2001
                                                    ---------------------------------------   -------------------------------------
                                                      Average                       Average     Average                     Average
                                                      Balance        Interest        Rate       Balance       Interest       Rate
                                                    -----------    -----------      -------   -----------   -----------     -------
                                                                                      (in thousands)
Assets
Interest-Earning Assets:
     Taxable securities .........................   $   844,651    $    12,004       5.69%    $   935,297   $    16,027      6.86%
     Tax-exempt securities (1) ..................       242,311          4,612       7.61%        285,101         5,468      7.67%
                                                    ------------------------------------------------------------------------------
       Total Securities (2) .....................     1,086,962         16,616       6.12%      1,220,398        21,495      7.05%
     Loans held for sale (3) ....................        52,171            805       6.17%         36,156           712      7.91%
     Loans (1) (4) ..............................     2,510,169         44,734       7.21%      2,592,155        54,860      8.56%
     Other earning assets .......................        15,639             56       1.45%         31,467           451      5.81%
     Fees on loans held for sale (3) ............            --            314         --              --           225        --
                                                    ------------------------------------------------------------------------------
         Total Interest-Earning Assets ..........   $ 3,664,941    $    62,525       6.88%    $ 3,880,176   $    77,743      8.08%
Non Interest-Earning Assets:
     Cash and due from banks ....................        97,845                                    97,479
     Other assets ...............................       256,120                                   222,839
     Allowance for loan and lease losses ........       (34,037)                                  (29,242)
                                                    -----------                               -----------
             Total Assets .......................   $ 3,984,869                               $ 4,171,252
                                                    ===========                               ===========

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
     Interest-bearing demand and savings deposits   $ 1,029,517    $     3,318       1.31%    $ 1,022,769   $     8,969      3.56%
     Time deposits ..............................     1,493,439         18,525       5.03%      1,688,020        26,246      6.31%
                                                    ------------------------------------------------------------------------------
       Total interest-bearing deposits ..........     2,522,956         21,843       3.51%      2,710,789        35,215      5.27%
     Short-term borrowings ......................       497,063          5,183       4.23%        443,768         6,758      6.18%
     Long-term borrowings .......................       238,696          3,506       5.96%        286,427         4,427      6.27%
                                                    ------------------------------------------------------------------------------
       Total Interest-Bearing Liabilities .......   $ 3,258,715    $    30,532       3.80%    $ 3,440,984   $    46,400      5.47%
Noninterest-Bearing Liabilities:
     Demand deposits ............................       350,070                                   345,171
     Other liabilities ..........................        66,845                                    73,943
                                                    -----------                               -----------
       Total Liabilities ........................   $ 3,675,630                               $ 3,860,098
Stockholders' Equity ............................       309,239                                   311,154
                                                    -----------                               -----------
             Total Liabilities and
                Stockholders' Equity ............   $ 3,984,869                               $ 4,171,252
                                                    ===========                               ===========

         Net Interest Income (FTE)                                 $    31,993                              $    31,343
                                                                   ===========                              ===========

         Net Interest Spread (FTE)                                                   3.08%                                   2.61%
                                                                                     ====                                    ====

         Interest Rate Margin (FTE)                                                  3.50%                                   3.23%
                                                                                     ====                                    ====

Notes:

(1) The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(2) The average balances of the securities are based on amortized historical cost.
(3) The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
(4) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $657,000 and $631,000, respectively.

                                     TABLE 2
          ANALYSIS OF QUARTER-TO-QUARTER CHANGES IN NET INTEREST INCOME

                                                                           Quarter Ended
                                                                            March 2002/
                                                                            March 2001
                                                               -------------------------------------
                                                                Increase      Due to
                                                               (Decrease)    Change In    Total Net
                                                                 Average      Average      Increase
                                                                 Volume        Rate       (Decrease)
                                                               -------------------------------------
                                                                          (in thousands)
Interest Income:
           Taxable securities ............................     $ (1,457)     $ (2,566)     $ (4,023)
           Tax-exempt securities (1) .....................         (814)          (42)         (856)
                                                               --------      --------      --------
              Total Securities (2) .......................       (2,208)       (2,671)       (4,879)
           Loans held for sale (3) .......................          273          (180)           93
           Loans  (1) (4) ................................       (1,693)       (8,433)      (10,126)
           Other earning assets ..........................         (132)         (263)         (395)
           Fees on loans held for sale (3) ...............           --            89            89
                                                               --------      --------      --------
           Total Interest-Earning Assets .................     $ (4,144)     $(11,074)     $(15,218)
                                                               ========      ========      ========

Interest Expense:
           Interest-bearing demand and savings deposits ..     $   (193)     $ (5,458)     $ (5,651)
           Time deposits .................................       (2,993)       (4,728)       (7,721)
                                                               --------      --------      --------
             Total interest-bearing deposits .............       (2,300)      (11,072)      (13,372)
           Short-term borrowings .........................          741        (2,316)       (1,575)
           Long-term borrowings ..........................         (709)         (212)         (921)
                                                               --------      --------      --------
           Total Interest-Bearing Liabilities ............     $ (2,346)     $(13,522)     $(15,868)
                                                               ========      ========      ========

           Net Interest Margin / Net Interest Income (FTE)     $ (1,798)     $  2,448      $    650
                                                               ========      ========      ========

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

                                   TABLE 3
                                ASSET QUALITY

     The components of non-performing loans and leases at March 31, 2002 and December 31, 2001 were as follows:

                                                       March 31, December 31,
                                                         2002       2001
                                                       ----------------------
Impaired loans:                                           (in thousands)

      Non-accrual loans and leases
          Commercial .................................. $ 8,395     $ 8,920
          Real estate..................................   5,215       3,908
Other non-performing:
          Non-accrual loans (1) .......................  19,186      13,925
                                                        -------------------
          Total non-performing loans .................. $32,796     $26,753
                                                        ===================

Foreclosed assets:
          Real estate .................................   6,583       5,625
          Other .......................................   1,311       1,408
                                                        -------------------
          Total foreclosed assets ..................... $ 7,894     $ 7,033
                                                        ===================

          Total non-performing assets ................. $40,690     $33,786
                                                        ===================

Loans 90 days or more past due and still accruing ..... $ 8,046    $14,001

(1) These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

     An anaylsis of the allowance for loan and lease losses for the periods ended March 31, 2002 and 2001 is presented below:

                                                       For the Three Months
                                                          Ended March 31,
                                                         2002        2001
                                                       -------------------
                                                          (in thousands)
Balance at beginning of period ....................    $33,940     $29,157
Charge-Offs:
    Commercial, financial and agricultural ........        702         517
    Real estate ...................................        929         391
    Installment and consumer ......................      1,694       1,187
    Direct leases .................................          6          --
                                                       -------------------
                                                         3,331       2,095
Recoveries:
    Commercial, financial and agricultural ........        105         125
    Real estate ...................................         74          63
    Installment and consumer ......................        276         341
    Direct leases .................................          6           8
                                                       -------------------
                                                           461         537

Net Charge-Offs ...................................      2,870       1,558
Provision charged to expense ......................      2,640       2,156
Reductions due to sale of loans ...................         --         194
                                                       -------------------

Balance at end of period ..........................    $33,710     $29,561
                                                       ===================

Ratio of net-charge-offs during the period
to average loans outstanding during the period  (1)       0.46%       0.24%
                                                       ===================

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

During the second quarter of 2001, the Company made a settlement offer to Plaintiffs' counsel. The Company recorded an accrual reflecting the amount offered. There were no other developments during the quarter. Subsequent to the end of the second quarter of 2001, the Company was notified of several developments. First, the federal district court ordered the case to be sent to the federal bankruptcy court to determine if it wants to pursue this case as an asset of one of the plaintiffs who previously filed for bankruptcy relief and to remand the case back to state court if the federal bankruptcy court did not keep jurisdiction. The Company filed a motion to reconsider this order as the federal district court failed to address the issue of diversity of the parties. On April 26, 2002 the Mississippi federal district court entered a new order which although it still refers the case to the federal bankruptcy court for a decision on pursuing the claim as an asset, instead of remanding the case to state court, the case is to be referred back to the federal court for all further proceedings as requested by the Company. Second, plaintiffs' attorneys have rejected the Company's settlement offer. In addition, they have notified the Company's counsel that they have identified 17 more individuals with potential claims similar to those of the named Plaintiffs'. No suits have yet been filed on their behalf. Subsequent to the Mississippi federal district court action of April 26, 2002, the Company's counsel was given approval to submit a new offer to Plaintiffs' counsel to resolve all claims.

Although the ultimate disposition of the cases cannot be predicted with certainty, based on information currently available, the Company believes that the plaintiffs' damage claims are disproportionate and that the final outcome of the cases will not have a material adverse effect on the Company's consolidated financial condition, though it could have a material adverse affect on the Company's consolidated results of operations in a given year. The Company has not adjusted its accrual for payment of the damages in these cases because, in management's opinion, an unfavorable outcome in this litigation materially beyond the accrual is not probable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     a) AMCORE Financial, Inc. 2001 Annual Meeting of Stockholders was held on May 7, 2002.

     (b) Proxies were solicited by AMCORE Financial, Inc. management for the purpose of electing five Class I directors whose term will expire in 2004. The following individuals were elected as Class I directors:


          Name                       Votes For       Votes Withheld
          -----------------------------------------------------------
          John A. Halbrook           18,899,948      1,356,008
          Frederick D. Hay           18,897,540      1,358,416
          Norman E. Johnson          18,884,880      1,371,076
          Robert J. Meuleman         17,222,655      3,033,301


     (c) Proxies were solicited by AMCORE Financial, Inc. management to ratify the appointment of KPMG LLP as independent auditors. The appointment of KPMG LLP was ratified via 19,407,265 votes for, 767,492 votes against, and 81,199 votes abstaining the ratification of the appointment.

ITEM 6.  Exhibits and Reports on Form 10-Q

     (a)  3   Amended and Restated Articles of Incorporation of AMCORE
              Financial, Inc. dated May 1, 1990 (Incorporated by reference to
              Exhibit 23 of AMCORE's Annual Report on Form 10-K for the year ended December 31, 1989).

          3.1 By-laws of AMCORE Financial, Inc. as amended December 7, 2001 (Incorporated by reference to Exhibit 3.1 of AMCORE's Annual Report on Form 10-K for the year ended December 31, 2001).

          4 Rights Agreement dated February 16, 2001, between AMCORE Financial, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on February 27, 2001).

          10 Amended and Restated Transitional Compensation Agreement dated April 1, 2002 between AMCORE Financial, Inc. and the following executives: Patricia M. Bonavia and Gregory Sprawka.

          99   Additional exhibits - Press release dated April 18, 2002.

     (b)  No reports on Form 8-K were filed during the first quarter of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            AMCORE Financial, Inc.

                            (Registrant)



Date: May 15, 2002




                            /s/ John R. Hecht
                            ----------------------------------------------
                            John R. Hecht
                            Executive Vice President and Chief Financial Officer (Duly authorized officer of the registrant and principal financial officer)