Form 10-Q
period 2002-06-30
AMCORE FINANCIAL INC
filed 2002-08-14
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002



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
The number of shares outstanding of the registrant's common stock, par value $.22 per share, at July 31, 2002 was 24,728,702 shares.




Index of Exhibits on Page 45

                             AMCORE FINANCIAL, INC.

                           Form 10-Q Table of Contents


PART I                                                               Page Number
------                                                               -----------

Item 1 Financial Statements

       Consolidated Balance Sheets as of June 30, 2002 and
          December 31, 2001                                                3

       Consolidated Statements of Income for the Three and Six Months
          Ended June 30, 2002 and 2001                                     4

       Consolidated Statements of Stockholders' Equity for the Six Months
          Ended June 30, 2002 and 2001                                     5

       Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 2002 and 2001                                     6

       Notes to Consolidated Financial Statements                          7

Item 2 Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       21

Item 3 Quantitative and Qualitative Disclosures About Market Risk         38

PART II

Item 1 Legal Proceedings                                                  44

Item 4 Submission of Matters to a Vote of Security Holders                45

Item 6 Exhibits and Reports on Form 10-Q                                  45


Signatures                                                                46

PART I.  ITEM 1: Financial Statements

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                                       June 30,       December 31,
                                                                                                         2002              2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (in thousands, except share data)
   Assets      Cash and cash equivalents......................................................          $112,348          $134,244
               Interest earning deposits in banks.............................................            11,287             3,087
               Federal funds sold and other short-term investments............................                 -               300
               Securities available for sale..................................................         1,250,597         1,087,702
               Loans and leases held for sale.................................................            28,759           101,831
               Gross loans and leases.........................................................         2,668,423         2,477,193
               Allowance for loan and lease losses............................................           (33,986)          (33,940)
                                                                                                  ---------------------------------
                   Net loans and leases.......................................................        $2,634,437        $2,443,253
               Company owned life insurance...................................................           105,957            99,982
               Premises and equipment, net ...................................................            49,397            49,337
               Intangible assets, net.........................................................            15,856            15,927
               Foreclosed real estate.........................................................             3,844             5,625
               Other assets...................................................................            74,444            80,559
                                                                                                  ---------------------------------
                   TOTAL ASSETS...............................................................        $4,286,926        $4,021,847
                                                                                                  =================================


 Liabilities   LIABILITIES
     And       Deposits:
Stockholders'    Demand deposits..............................................................        $1,337,706        $1,302,497
   Equity        Savings deposits.............................................................           135,506           122,185
                 Other time deposits..........................................................         1,644,914         1,469,055
                                                                                                  ---------------------------------
                    Total deposits............................................................        $3,118,126        $2,893,737
               Short-term borrowings..........................................................           548,348           475,716
               Long-term borrowings ..........................................................           217,752           268,230
               Other liabilities..............................................................            71,983            82,504
                                                                                                  ---------------------------------
                    TOTAL LIABILITIES.........................................................        $3,956,209        $3,720,187
                                                                                                  ---------------------------------

               STOCKHOLDERS' EQUITY
               Preferred stock, $1 par value;  authorized 10,000,000 shares; none issued......          $      -         $       -
               Common stock, $.22 par value;  authorized 45,000,000 shares;
                                    June 30,        December 31,
                                     2002              2001
                                     ----              ----
                      Issued      29,770,886        29,739,393
                      Outstanding 24,699,085        24,602,505                                             6,612             6,605
               Additional paid-in capital.....................................................            73,332            74,045
               Retained earnings .............................................................           336,234           323,615
               Deferred compensation..........................................................              (868)           (2,107)
               Treasury stock (6/30/02 - 5,071,801 shares; 12/31/01 - 5,136,888 shares).......           (98,689)         (100,197)
               Accumulated other comprehensive income (loss)..................................            14,096              (301)
                                                                                                  ---------------------------------
                    TOTAL STOCKHOLDERS' EQUITY................................................          $330,717          $301,660
                                                                                                  ---------------------------------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................                     $4,286,926        $4,021,847
                                                                                                  ================================

See accompanying notes to consolidated financial statements (unaudited).

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                  For the Three Months        For the Six Months
                                                                                      Ended June 30,             Ended June 30,
                                                                                   2002          2001          2002         2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands, except per share data)
Interest     Interest and fees on loans and leases............................   $45,858       $52,466       $90,392      $107,123
Income       Interest on securities:
               Taxable........................................................    14,156        14,890        26,160        30,917
               Tax-exempt.....................................................     2,890         3,518         5,888         7,072
                                                                               ----------------------------------------------------
                  Total Income from Securities................................   $17,046       $18,408       $32,048       $37,989
                                                                               ----------------------------------------------------

             Interest on federal funds sold and other short-term investments..       $61          $133          $103          $267
             Interest and fees on loans and leases held for sale..............       824           975         1,943         1,912
             Interest on deposits in banks....................................        27           125            41           442
                                                                               ----------------------------------------------------
                  Total Interest Income.......................................   $63,816       $72,107      $124,527      $147,733
                                                                               ----------------------------------------------------

Interest     Interest on deposits.............................................   $23,036       $31,641       $44,879       $66,888
Expense      Interest on short-term borrowings................................     3,975         5,734         7,537        12,193
             Interest on long-term borrowings.................................     4,612         5,497         9,739        10,191
                                                                               ----------------------------------------------------
                  Total Interest Expense......................................   $31,623       $42,872       $62,155       $89,272
                                                                               ----------------------------------------------------

                  Net Interest Income.........................................   $32,193       $29,235       $62,372       $58,461
             Provision for loan and lease losses..............................     2,653         7,557         5,293         9,713
                                                                               ----------------------------------------------------
                  Net Interest Income After Provision for Loan
                      and Lease Losses........................................   $29,540       $21,678       $57,079       $48,748
                                                                               ----------------------------------------------------

Non-         Trust and asset management income................................    $6,189        $6,835       $12,879       $13,617
Interest     Service charges on deposits......................................     4,113         3,734         7,980         6,808
Income       Mortgage revenues................................................       499         1,855         2,344         3,296
             Company owned life insurance income..............................     1,469         1,386         2,726         2,430
             Gain on branch sales.............................................         -         8,695             -         8,695
             Other............................................................     3,119         2,227         5,834         5,436
                                                                               ----------------------------------------------------
                  Non-Interest Income, Excluding Net
                      Security Gains (Losses).................................   $15,389       $24,732       $31,763       $40,282
             Net security gains (losses)......................................       625        (2,272)        1,359        (1,529)
                                                                               ----------------------------------------------------
                  Total Non-Interest Income...................................   $16,014       $22,460       $33,122       $38,753

Operating    Compensation expense.............................................   $14,738       $14,319       $28,781       $27,032
Expenses     Employee benefits................................................     3,519         3,138         7,688         7,097
             Net occupancy expense............................................     1,948         1,798         3,849         3,860
             Equipment expense................................................     1,932         2,014         3,784         4,174
             Data processing expense..........................................     1,616         1,486         3,261         3,002
             Professional fees................................................     1,074         1,036         2,095         2,152
             Communication expense............................................     1,027         1,003         2,059         2,047
             Advertising and business development.............................     1,145         1,289         2,391         2,125
             Amortization of intangible assets................................        36           534            71         1,085
             Other............................................................     4,458         4,650         8,945         8,615
                                                                               ----------------------------------------------------
                  Total Operating Expenses....................................   $31,493       $31,267       $62,924       $61,189
                                                                               ----------------------------------------------------

             Income Before Income Taxes and Accounting Change.................   $14,061       $12,871       $27,277       $26,312
             Income taxes.....................................................     3,478         3,109         6,768         6,581
                                                                               ----------------------------------------------------
                  Net Income Before Accounting Change.........................   $10,583        $9,762       $20,509       $19,731
                    Cumulative effect of accounting change (net of tax).......         -             -             -           225
                                                                               ----------------------------------------------------
                  NET INCOME..................................................   $10,583        $9,762       $20,509       $19,956
                                                                               ====================================================
-----------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE (EPS)
             Basic EPS
                    Income Before Accounting Change..........................     $ 0.43        $ 0.38        $ 0.83        $ 0.76
                    Cumulative effect of accounting change....................         -             -             -          0.01
                                                                               ----------------------------------------------------
                    Basic net income..........................................    $ 0.43        $ 0.38        $ 0.83        $ 0.77
                                                                               ====================================================
             Diluted EPS
                    Income Before Accounting Change...........................    $ 0.42        $ 0.38        $ 0.82        $ 0.75
                    Cumulative effect of accounting change....................         -             -             -          0.01
                                                                               ----------------------------------------------------
                    Diluted net income........................................    $ 0.42        $ 0.38        $ 0.82        $ 0.76
                                                                               ====================================================
DIVIDENDS PER COMMON SHARE....................................................    $ 0.16        $ 0.16        $ 0.32        $ 0.32
AVERAGE COMMON SHARES OUTSTANDING
             Basic............................................................    24,686        25,740        24,648        25,898
             Diluted..........................................................    24,926        25,967        24,890        26,138

See accompanying notes to consolidated financial statements (unaudited).

                     AMCORE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                              Additional
                                                                 Common        Paid-in       Retained        Deferred
                                                                 Stock         Capital       Earnings      Compensation
                                                                ---------     ----------     ---------     ------------
                                                                            (in thousands, except share data)
Balance at December 31, 2000 ..............................     $   6,596     $   74,900     $ 297,703      $  (1,651)
                                                                ---------     ----------     ---------      ---------

 Comprehensive Income:
     Net Income before accounting change ..................            --             --        19,731             --

     Cumulative effect of accounting change, net of tax ...            --             --           225             --
     Current period SFAS No. 133 transactions, net of tax .            --             --            --             --
     SFAS No. 133 reclassification to earnings, net of tax             --             --            --             --
                                                                ---------     ----------     ---------      ---------
Net cumulative effect of SFAS No. 133 .....................            --             --           225             --
                                                                ---------     ----------     ---------      ---------
     Unrealized holding gains on securities
          available for sale arising during the period ....            --             --            --             --
     Less reclassification adjustment for security
          losses included in net income ...................            --             --            --             --
     Income tax effect related to items of other
          comprehensive income ............................            --             --            --             --
                                                                ---------     ----------     ---------      ---------
Net unrealized gains on securities
     available for sale ...................................            --             --            --             --
                                                                ---------     ----------     ---------      ---------
          Comprehensive Income ............................            --             --        19,956             --
                                                                ---------     ----------     ---------      ---------

     Cash dividends on common stock-$0.32
          per share .......................................            --             --        (8,287)            --
     Purchase of 711,730 shares for the treasury ..........            --             --            --             --
     Reissuance of 3,022 treasury shares under
          non-employee directors stock plan ...............            --             18            --            (78)
     Deferred compensation expense ........................            --             --            --            297
     Reissuance of 308,885 treasury shares for
          employee incentive plans ........................            --           (638)           --           (923)
     Issuance of 23,931 common shares for
          Employee Stock Plan .............................             5            405            --             --
                                                                ---------     ----------     ---------      ---------
Balance at June 30, 2001 ..................................     $   6,601     $   74,685     $ 309,372      $  (2,355)
                                                                =========     ==========     =========      =========


Balance at December 31, 2001 ..............................     $   6,605     $   74,045     $ 323,615      $  (2,107)
                                                                ---------     ----------     ---------      ---------

 Comprehensive Income:
     Net Income ...........................................            --             --        20,509             --

     Current period SFAS No. 133 transactions, net of tax .            --             --            --             --
     SFAS No. 133 reclassification to earnings, net of tax             --             --            --             --
                                                                ---------     ----------     ---------      ---------
Net cumulative effect of SFAS No. 133 .....................            --             --            --             --
                                                                ---------     ----------     ---------      ---------
     Unrealized holding gains on securities
          available for sale arising during the period ....            --             --            --             --
     Less reclassification adjustment for security
          gains included in net income ....................            --             --            --             --
     Income tax effect related to items of other
          comprehensive income ............................            --             --            --             --
                                                                ---------     ----------     ---------      ---------
Net unrealized gains on securities
     available for sale ...................................            --             --            --             --
                                                                ---------     ----------     ---------      ---------
          Comprehensive Income ............................            --             --        20,509             --
                                                                ---------     ----------     ---------      ---------

     Cash dividends on common stock-$0.32
          per share .......................................            --             --        (7,890)            --
     Purchase of 97,700 shares for the treasury ...........            --             --            --             --
     Reissuance of 347 treasury shares under
          non-employee directors stock plan ...............            --              4            --            (17)
     Deferred compensation expense and other ..............            --           (389)           --          1,221
     Reissuance of 162,440 treasury shares for
          employee incentive plans ........................            --           (888)           --             35
     Issuance of 31,493 common shares for
          Employee Stock Plan .............................             7            560            --             --
                                                                ---------     ----------     ---------      ---------
Balance at June 30, 2002 ..................................     $   6,612     $   73,332     $ 336,234      $    (868)
                                                                =========     ==========     =========      =========

                                                                              Accumulated
                                                                                 Other         Total
                                                                Treasury     Comprehensive  Stockholders'
                                                                  Stock      Income (Loss)     Equity
                                                                ---------    -------------  -------------
                                                                    (in thousands, except share data)
Balance at December 31, 2000 ..............................     $ (69,385)     $     334      $ 308,497
                                                                ---------      ---------      ---------

 Comprehensive Income:
     Net Income before accounting change ..................            --             --         19,731

     Cumulative effect of accounting change, net of tax ...            --         (1,548)        (1,323)
     Current period SFAS No. 133 transactions, net of tax .            --           (378)          (378)
     SFAS No. 133 reclassification to earnings, net of tax             --           (663)          (663)
                                                                ---------      ---------      ---------
Net cumulative effect of SFAS No. 133 .....................            --         (2,589)        (2,364)
                                                                ---------      ---------      ---------
     Unrealized holding gains on securities
          available for sale arising during the period ....            --          6,535          6,535
     Less reclassification adjustment for security
          losses included in net income ...................            --          1,309          1,309
     Income tax effect related to items of other
          comprehensive income ............................            --         (3,088)        (3,088)
                                                                ---------      ---------      ---------
Net unrealized gains on securities
     available for sale ...................................            --          4,756          4,756
                                                                ---------      ---------      ---------
          Comprehensive Income ............................            --          2,167         22,123
                                                                ---------      ---------      ---------

     Cash dividends on common stock-$0.32
          per share .......................................            --             --         (8,287)
     Purchase of 711,730 shares for the treasury ..........       (14,387)            --        (14,387)
     Reissuance of 3,022 treasury shares under
          non-employee directors stock plan ...............            60             --             --
     Deferred compensation expense ........................            --             --            297
     Reissuance of 308,885 treasury shares for
          employee incentive plans ........................         6,292             --          4,731
     Issuance of 23,931 common shares for
          Employee Stock Plan .............................            --             --            410
                                                                ---------      ---------      ---------
Balance at June 30, 2001 ..................................     $ (77,420)     $   2,501      $ 313,384
                                                                =========      =========      =========


Balance at December 31, 2001 ..............................     $(100,197)     $    (301)     $ 301,660
                                                                ---------      ---------      ---------

 Comprehensive Income:
     Net Income ...........................................            --             --         20,509

     Current period SFAS No. 133 transactions, net of tax .            --            555            555
     SFAS No. 133 reclassification to earnings, net of tax             --          1,744          1,744
                                                                ---------      ---------      ---------
Net cumulative effect of SFAS No. 133 .....................            --          2,299          2,299
                                                                ---------      ---------      ---------
     Unrealized holding gains on securities
          available for sale arising during the period ....            --         21,283         21,283
     Less reclassification adjustment for security
          gains included in net income ....................            --         (1,359)        (1,359)
     Income tax effect related to items of other
          comprehensive income ............................            --         (7,826)        (7,826)
                                                                ---------      ---------      ---------
Net unrealized gains on securities
     available for sale ...................................            --         12,098         12,098
                                                                ---------      ---------      ---------
          Comprehensive Income ............................            --         14,397         34,906
                                                                ---------      ---------      ---------

     Cash dividends on common stock-$0.32
          per share .......................................            --             --         (7,890)
     Purchase of 97,700 shares for the treasury ...........        (2,173)            --         (2,173)
     Reissuance of 347 treasury shares under
          non-employee directors stock plan ...............            13             --             --
     Deferred compensation expense and other ..............            --             --            832
     Reissuance of 162,440 treasury shares for
          employee incentive plans ........................         3,668             --          2,815
     Issuance of 31,493 common shares for
          Employee Stock Plan .............................            --             --            567
                                                                ---------      ---------      ---------
Balance at June 30, 2002 ..................................     $ (98,689)     $  14,096      $ 330,717
                                                                =========      =========      =========

          See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                                                 Six Months Ended
                                                                                                                  June 30,
(in thousands)                                                                                             2002            2001
==================================================================================================================================
Cash Flows       Net income .......................................................................     $ 20,509        $ 19,731
From             Cumulative effect of accounting change, net of tax................................            -             225
Operating        Gain on branch sales..............................................................            -          (8,695)
Activities       Adjustments to reconcile net income from operations to net cash provided by operating activities:
                      Depreciation and amortization of premises and equipment......................        2,950           3,598
                      Amortization and accretion of securities, net................................        3,043           1,027
                      Provision for loan and lease losses..........................................        5,293           9,713
                      Amortization of intangible assets............................................           71           1,085
                      Net securities (gains) losses................................................       (1,359)          1,529
                      Net gain on sale of loans held for sale......................................       (2,793)         (4,158)
                      Deferred income tax (benefit) expense........................................         (362)          2,117
                      Originations of loans held for sale..........................................     (210,946)       (279,076)
                      Proceeds from sales of loans held for sale...................................      284,018         264,830
                      Tax benefit on exercise of stock options ....................................         (673)           (635)
                      Other, net...................................................................      (14,233)          1,235
                                                                                                     ----------------------------
                         Net cash provided by operating activities.................................     $ 85,518        $ 12,526
                                                                                                     ----------------------------

Cash Flows       Proceeds from maturities of securities available for sale.........................     $ 172,682       $162,166
From             Proceeds from sales of securities available for sale..............................        38,737        114,926
Investing        Purchase of securities available for sale.........................................      (356,073)      (180,666)
Activities       Net decrease in federal funds sold and other short-term investments...............           300         27,000
                 Net (increase) decrease in interest earning deposits in banks.....................        (8,200)         5,131
                 Proceeds from the sale of loans and leases........................................             -          2,991
                 Net (increase) decrease in loans and leases.......................................      (194,890)        69,563
                 Investment in company owned life insurance........................................        (3,248)       (40,000)
                 Premises and equipment expenditures, net..........................................        (2,692)        (2,569)
                 Proceeds from the sale of foreclosed real estate..................................         5,435          2,003
                                                                                                     ----------------------------
                         Net cash (used for) provided by investing activities......................     $(347,949)      $160,545
                                                                                                     ----------------------------

Cash Flows       Net increase in demand deposits and savings accounts..............................      $ 48,530       $ 20,769
From             Net increase (decrease) in time deposits..........................................       175,859       (137,978)
Financing        Net increase (decrease) in short-term borrowings..................................        22,632           (869)
Activities       Proceeds from long-term borrowings................................................             -         46,700
                 Payment of long-term borrowings...................................................          (478)        (1,479)
                 Net payments to settle branch sales...............................................             -        (90,180)
                 Dividends paid....................................................................        (7,890)        (8,287)
                 Issuance of common shares for employee stock plan.................................           567            410
                 Reissuance of treasury shares for employee benefit incentive plans................         3,488          5,366
                 Purchase of shares for treasury ..................................................        (2,173)       (14,387)
                                                                                                     ----------------------------
                         Net cash provided by (used for) financing activities......................     $ 240,535      $(179,935)
                                                                                                     ----------------------------
                 Net change in cash and cash equivalents...........................................     $ (21,896)     $  (6,864)
                 Cash and cash equivalents:
                   Beginning of year...............................................................       134,244        118,807
                                                                                                     ----------------------------
                   End of period...................................................................     $ 112,348       $111,943
                                                                                                     =============================

Supplemental     Cash payments for:
Disclosures of     Interest paid to depositors.....................................................     $  44,078       $ 75,001
Cash Flow          Interest paid on borrowings.....................................................        17,134         23,663
Information        Income tax payment..............................................................         5,070          5,934

Non-Cash         Foreclosed real estate - acquired in settlement of loans..........................         3,660          1,880
Investing and    Transfer current portion of long-term borrowings to short-term borrowings.........        50,000            750
Financing        Transfer of held to maturity securities to available for sale.....................             -         10,635
Activities

For 2001, balance changes resulting from branch sales are excluded from individual line items such as deposits, loans and fixed assets.

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

Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the "Company") for the year ended December 31, 2001.

New Accounting Standards

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS No.
141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 is effective January 1, 2002 for calendar year companies. As required under SFAS No. 142, the Company discontinued the amortization of goodwill with a net carrying value of $15.6 million at January 1, 2002 and annual amortization of $1.9 million that resulted from business combinations prior to the adoption of SFAS No. 141. Other purchased intangible assets with a net carrying value of $282,000 at January 1, 2002 continue to be amortized over their remaining estimated useful life. The remaining goodwill will be evaluated for impairment on an ongoing basis. The Company has completed its evaluation of the effect including its assessment of whether there is an indication that goodwill was impaired as of the date of adoption of SFAS No.
142. No transitional impairment charge is required.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). Under previous accounting guidance, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS No. 146 will spread out the reporting of expenses related to exit, disposal or restructuring activities initiated after December 31, 2002 because commitment to a plan to exit an activity, dispose of long-lived assets or restructure will no longer be the determining factor of when to record a liability for the anticipated costs. Instead, companies will record exit, disposal or restructuring costs when they are incurred (obligated) and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. Under SFAS No. 146, some of these costs might qualify for immediate recognition, others might be spread over one or more quarters, and still others might not be recorded until incurred in some much later period. The future impact to the Company will be determined by any future activities in these areas. The Company does not currently have plans in any of these areas, but has occasionally conducted these types of activities in the past.

NOTE 2 - SECURITIES

A summary of securities at June 30, 2002 and December 31, 2001 were as follows:

                                                                 Gross          Gross
                                                Amortized      Unrealized     Unrealized        Fair
                                                  Cost           Gains          Losses          Value
                                                --------------------------------------------------------
                                                                      (in thousands)
At June 30, 2002
   Securities Available for Sale:
     U.S. Treasury ........................     $    5,568     $       72     $       --      $    5,640
     U.S. Government agencies .............          4,962             44             (4)          5,002
     Agency mortgage-backed securities ....        766,790         14,291           (227)        780,854
     State and political subdivisions .....        246,810          8,921           (105)        255,626
     Corporate obligations and other ......        202,087          1,965           (577)        203,475
                                                --------------------------------------------------------
        Total Securities Available for Sale     $1,226,217     $   25,293     $     (913)     $1,250,597
                                                ========================================================

At December 31, 2001
   Securities Available for Sale:
     U.S. Treasury ........................     $   18,984     $      243     $       --      $   19,227
     U.S. Government agencies .............         17,324            112             (9)         17,427
     Agency mortgage-backed securities ....        710,485          3,528         (4,725)        709,288
     State and political subdivisions .....        256,886          6,004         (1,452)        261,438
     Corporate obligations and other ......         79,567            807            (52)         80,322
                                                --------------------------------------------------------
        Total Securities Available for Sale     $1,083,246     $   10,694     $   (6,238)     $1,087,702
                                                ========================================================

Realized gross gains resulting from the sale of securities available for sale were $625,000 and $141,000 for the three months ended June 30, 2002 and 2001, respectively, and $1.4 million and $884,000 for the six months ended June 30, 2002 and 2001, respectively. Realized gross losses for the three and six month periods ending June 30, 2002 were $0. Realized gross losses were $2.3 million for the three and six month periods ended June 30, 2001. At June 30, 2002 and 2001, securities with a fair value of $954.9 million and $839.9 million, respectively, were pledged to secure public deposits, securities under agreements to repurchase and for other purposes required by law.

NOTE 3 - LOANS AND LEASES

The composition of the loan and lease portfolio at June 30, 2002 and December 31, 2001, was as follows:

                                            June 30, 2002  December 31, 2001
                                            --------------------------------
                                                    (in thousands)
Commercial, financial and agricultural .     $   742,894      $   705,486
Real estate-construction ...............         105,658          100,349
Real estate-commercial .................         798,681          724,936
Real estate-residential ................         487,415          500,053
Installment and consumer ...............         532,244          443,106
Direct lease financing .................           1,531            3,263
                                             ----------------------------
     Gross loans and leases ............     $ 2,668,423      $ 2,477,193
     Allowance for loan and lease losses         (33,986)         (33,940)
                                             ----------------------------
     NET LOANS AND LEASES ..............     $ 2,634,437      $ 2,443,253
                                             ============================

NOTE 4 - SALE OF RECEIVABLES

There were no sales of indirect automobiles into securitization transactions during the second quarter of 2002. During the second quarter of 2001, the Company sold $12.2 million of indirect automobile loans in securitization transactions, recognizing pre-tax gains of $29,000. For the full years ended December 31, 2001 and 2000, the Company sold $29.9 million and $100.3 million, respectively, of indirect automobile loans into securitization transactions. Upon securitization, the net carrying amount of the loans were removed from the balance sheet, and certain retained residual interests were recorded. The retained interests included rights to service the loans that were sold (the "Servicing Rights"), the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the "Interest Only Strip") and an interest in sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the "Credit Enhancement" or "Overcollateralization Asset").

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

Key economic assumptions used in measuring the retained interests at the date of the securitization and as of June 30, 2002 including the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                                                                     As Of June 30, 2002
                                                       Loans Sold      Loans Sold                 10% Adverse  20% Adverse
                                                       During 2001    During 2000      Actual       Change        Change
                                                     -----------------------------------------------------------------------
                                                                                ($ in thousands)
Prepayment speed assumptions
     Prepayment speed..............................        1.5%           1.5%         1.7%          1.9%         2.1%
     Weighted average life (in months).............        22.0           22.4         16.4          15.9         15.4
     Fair value of retained interests..............      $2,239         $6,070       $6,583        $6,533       $6,483
     Change in fair value..........................         N/A            N/A          N/A         $(50)       $(100)
Expected credit loss assumptions
     Expected credit losses (loss to liquidation).. 1.3% - 1.7%    1.3% - 1.7%         1.6%          1.8%         2.0%
     Fair value of retained interests..............      $2,239         $6,070       $6,583        $6,528       $6,423
     Change in fair value..........................         N/A            N/A          N/A         $(55)       $(160)
Residual cash flow discount rate assumptions
     Residual cash flow discount rate (annual)..... 7.4% - 7.5%    8.3% - 9.1%         5.6%          6.2%         6.8%
     Fair value of retained interests..............      $2,239         $6,070       $6,583        $6,489       $6,396
     Change in fair value..........................         N/A            N/A          N/A         $(94)       $(187)

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

Total cash flows attributable to the indirect auto loan securitization transactions was an inflow of $603,000 and $12.2 million in the second quarter of 2002 and 2001, respectively. The following table summarizes the various cash flows received from and paid to the securitization trust:

                                           Proceeds From    Servicing Fees     Other
Cash flows received from (paid to) trust  Securitizations     Collected      Cash Flows   Fees Paid
----------------------------------------  -----------------------------------------------------------
                                                                 (in thousands)
Second quarter 2002                         $        -        $    127        $   476      $     -
Second quarter 2001                         $   11,624        $    200        $   407      $    (1)

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

                        Total Principal      Principal Amount of
                        Amount of Loans        Delinquent Loans           Net Credit
                     ----------------------  --------------------           Losses
                                     As of June 30                     During the Year
                       2002        2001        2002        2001        2002        2001
                       ----        ----        ----        ----        ----        ----
                                                 (in thousands)
Held in Portfolio    $426,851    $274,341    $  5,363    $  6,328    $  1,281    $  1,195
Securitized .....      57,322      99,294       1,580       1,664         463         380
Held for Sale ...          --       7,628          --          --          --          --
                     --------    --------    --------    --------    --------    --------
  Total .........    $484,173    $381,263    $  6,943    $  7,992    $  1,744    $  1,575
                     ========    ========    ========    ========    ========    ========

Actual and projected static pool credit losses, as a percentage of indirect auto loans securitized are 1.03%, 1.50% and 1.67% for the quarters ended June 30, 2002, 2003 and 2004, respectively. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amount shown here for each year is a weighted average for all securitizations during the period.

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

The Company's intangible asset values by segment at June 30, 2002 are as follows:

                                           Gross Carrying       Accumulated      Net Carrying
                                               Amount           Amortization        Amount
                                           ---------------------------------------------------
                                                                 (in thousands)
Amortized Intangible Assets
   Core Deposits - Retail Banking...........    $683                $535              $148
            - Commercial Banking............     293                 230                63
                                           ---------------------------------------------------
Total Amortized Intangible Assets...........    $976                $765              $211
                                           ---------------------------------------------------

Unamortized Intangible Assets
   Goodwill - Trust and Asset Management....                                        $9,622
            - Retail Banking................                                         3,614
            - Commercial Banking............                                         2,409
                                                                                ----------
Total Unamortized Intangible Assets.........                                       $15,645
                                                                                ==========

Total Intangibles (net).....................                                       $15,856
                                                                                ==========

The current and estimated amortization expense by segment is as follows:

                                             Retail     Commercial
                                             Banking     Banking       Total
                                             ---------------------------------
                                                      (in thousands)
Aggregate Amortization Expense
      For Quarter Ended 3/31/02..............   $24         $11         $35
      For Quarter Ended 6/30/02..............    25          11          36
                                             ---------------------------------
      For Six Months Ended 6/30/02...........   $49         $22         $71
                                                                    ----------

Estimated Amortization Expense
      For Remainder of Year Ending 12/31/02..   $50         $20         $70
      For Year Ending 12/31/03...............    99          42         141
                                                                    ----------
          Total estimated amortization expense                         $211
                                                                    ==========

There have been no changes in the carrying amount of goodwill for the quarter ended June 30, 2002. The Company has completed its transitional goodwill impairment evaluation. Fair value exceeds carrying value for all reporting units that have allocated goodwill. Thus, no transitional impairment loss will be recognized and no cumulative effect of a change in accounting principle will be recorded.

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

                                        For the Quarter         For the Year
                                         Ended June 30,         Ended June 30,
                                        2002       2001        2002       2001
                                      -----------------------------------------
                                       (in thousands, except per share amounts)

Net income as reported ............   $10,583    $ 9,762     $20,509    $19,956
Add back: Goodwill amortization ...       N/A        509         N/A      1,035
Adjust: Core Deposit amortization
       (change in useful life) ....       N/A        (12)        N/A        (24)
                                      -----------------------------------------
Adjusted net income ...............   $10,583    $10,259     $20,509    $20,967
                                      =========================================


Basic earnings per share as
      reported ....................   $   .43    $   .38     $   .83    $   .77
Add back: Goodwill amortization ...       N/A        .02         N/A        .04
Adjust: Core Deposit amortization
       (change in useful life) ....       N/A         --         N/A         --
                                      -----------------------------------------
Adjusted basic earnings per share .   $   .43    $   .40     $   .83    $   .81
                                      =========================================


Diluted earnings per share as
       reported ...................   $   .42    $   .38     $   .82    $   .76
Add back: Goodwill amortization ...       N/A        .02         N/A        .04
Adjust: Core Deposit amortization
       (change in useful life) ....       N/A        --          N/A         --
                                      -----------------------------------------
Adjusted diluted earnings per share   $   .42    $   .40     $   .82    $   .80
                                      =========================================

The Company's Originated Mortgage Servicing Right asset ("OMSR") is subject to disclosure under SFAS No. 142, but the assets are specifically exempted from the standard's accounting requirements. The OMSR asset values, which are all included in the Mortgage Banking Segment, at June 30, 2002 are as follows:

                               Gross Carrying   Accumulated      Net Carrying
                                   Amount       Amortization        Amount
                               -----------------------------------------------
                                               (in thousands)
Capitalized OMSR................   $19,881           $9,877         $10,004
Less: OMSR Valuation Allowance..                                     (1,503)
                                                                   ---------
Net OMSR........................                                     $8,501
                                                                   =========

The current and estimated OMSR amortization expense on the Company's OMSR asset are as follows:

                                           Mortgage Banking
                                           ----------------
Aggregate Amortization Expense
      For Quarter Ended 3/31/02.............     $763
      For Quarter Ended 6/30/02.............      557
                                             --------
      For Six Months Ended 6/30/02..........   $1,320
                                             ========

Estimated Amortization Expense
      For Remainder of Year Ending 12/31/02..............          $1,382
      For Year Ending 12/31/03...........................           2,088
      For Year Ending 12/31/04...........................           1,582
      For Year Ending 12/31/05...........................           1,199
      For Year Ending 12/31/06...........................             909
      For Year Ending 12/31/07...........................             689
      Thereafter.........................................           2,155

The weighted-average amortization period for OMSR retained during the second quarter of 2002 was 14.8 years.


NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings at June 30, 2002 and December 31, 2001 consisted of the following:

                                               June 30, 2002   December 31, 2001
                                               ---------------------------------
                                                        (in thousands)
Securities sold under agreements to repurchase   $422,225          $388,533
Federal Home Loan Bank borrowings ............     60,072            10,821
Federal funds purchased ......................     49,050            33,075
U.S. Treasury tax and loan note accounts .....     12,000            12,000
Commercial paper borrowings ..................      5,001            31,287
                                                 --------------------------
   Total short-term borrowings ...............   $548,348          $475,716
                                                 ==========================

NOTE 7 - LONG-TERM BORROWINGS

Long-term borrowings at June 30, 2002 and December 31, 2001 consisted of the following:

                                               June 30, 2002   December 31, 2001
                                               ---------------------------------
                                                        (in thousands)
Federal Home Loan Bank borrowings ............   $192,752          $242,786
Capital Trust preferred securities ...........     25,000            25,000
Other long-term borrowings ...................         --               444
                                                 --------------------------
             Total long-term borrowings          $217,752          $268,230
                                                 ==========================

AMCORE Bank, N.A. periodically borrows additional funds from the Federal Home Loan Bank (FHLB) in connection with the purchase of mortgage-backed securities and the financing of 1-4 family real estate loans. Certain FHLB borrowings have prepayment penalties and call features associated with them. The average maturity of these borrowings at June 30, 2002 is 4.59 years, with a weighted average borrowing rate of 5.15%.

Reductions of FHLB borrowings with call features, assuming they are called at the earliest call date, are as follows at June 30, 2002:

                                                       Total
                                                  ---------------
                                                   (in thousands)
2002.............................................       $ 141,000
2003.............................................          29,000
                                                  ---------------
             Total callable FHLB borrowings......       $ 170,000
                                                  ===============

Under the current interest rate environment it is unlikely that the advances will be called at this time. As interest rates rise, the likelihood of a call increases.

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

During the third quarter of 2001, AMCORE retired, at par, $15.0 million in capital trust preferred securities with the coupon rate of 9.35 percent. This early extinguishment of long-term borrowings resulted in an after tax extraordinary charge of $204,000, or $0.01 per diluted share. The charge was attributable to unamortized pro rata issuance costs and broker fees.

Scheduled reductions of long-term borrowings are as follows:

                                                       Total
                                                  ---------------
                                                   (in thousands)
2003.............................................       $  32,987
2004.............................................          25,042
2005.............................................          15,684
2006.............................................          11,711
2007.............................................             312
Thereafter.......................................         132,016
                                                  ---------------
        Total long-term borrowings...............       $ 217,752
                                                  ===============

NOTE 8 - EARNINGS PER SHARE

                                                                       For the Three Months     For the Six Months
Earnings per share calculations are as follows:                            Ended June 30,          Ended June 30,
                                                                          2002        2001        2002        2001
                                                                      ---------------------------------------------
                                                                          (in thousands, except per share data)
Net Income ........................................................     $10,583     $ 9,762     $20,509     $19,956

Basic earnings per share:
        Average basic shares outstanding ..........................      24,686      25,740      24,648      25,898
                                                                      ---------------------------------------------

        Earnings per share ........................................     $  0.43     $  0.38     $  0.83     $  0.77
                                                                      =============================================

Diluted earnings per share:
        Weighted average shares outstanding .......................      24,686      25,740      24,648      25,898
        Net effect of the assumed purchase of stock under the stock option and stock purchase plans - based on the treasury
            stock method using average market price ...............         238         227         240         240
        Contingently issuable shares ..............................           2          --           2          --
                                                                      ---------------------------------------------
        Average diluted shares outstanding ........................      24,926      25,967      24,890      26,138
                                                                      =============================================

        Diluted Earnings per share ................................     $  0.42     $  0.38     $  0.82     $  0.76
                                                                      =============================================

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

Total Segment results differ from consolidated results primarily due to intersegment elimination, certain corporate administration costs, items not otherwise allocated in the management accounting process and treasury and investment activities. The impact of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and are included in the "Other" column. For ease of comparison, the discussion of each Segment, including the Segment profit percentage, focuses on earnings before the Accounting Change (the "Operating Profit" or "Operating Loss"). In addition, due to its unusual and non-recurring nature, the Branch Gain has not been allocated to either the Commercial or Retail segments. It is included in the Other column.

For the three months ended June 30, 2002
                                                      ----------------------- Operating Segments ------------------------
                                                        Commercial         Retail       Trust and Asset      Mortgage
                                                         Banking           Banking         Management        Banking
                                                      -------------------------------------------------------------------
                                                                              (dollars in thousands)
Net interest income ...............................     $    15,026      $    13,238      $        33      $       847
Non-interest income ...............................           1,655            3,647            6,861            1,103
                                                      -------------------------------------------------------------------
     Total Revenue ................................          16,681           16,885            6,894            1,950
Provision for loan and lease losses ...............           1,339            1,314               --               --
Depreciation and amortization .....................             150              562               87                8
Other non-interest expense ........................           6,721           10,368            5,260            2,236
                                                      -------------------------------------------------------------------
     Pretax earnings (loss) .......................           8,471            4,641            1,547             (294)
Income taxes (benefits) ...........................           2,905            1,713              620             (114)
                                                      -------------------------------------------------------------------
     Earnings (Loss) ..............................     $     5,566      $     2,928      $       927      $      (180)
                                                      ===================================================================

Segment profit percentage .........................            60.2%            31.7%            10.0%           -1.9%
                                                      ===================================================================

For the three months ended June 30, 2001

Net interest income ...............................     $    13,436      $    12,116      $        50      $     1,003
Non-interest income ...............................           1,515            3,576            7,240            2,094
                                                      -------------------------------------------------------------------
     Total Revenue ................................          14,951           15,692            7,290            3,097
Provision for loan and lease losses ...............           4,544            3,013               --               --
Depreciation and amortization .....................             259              806              292               11
Other non-interest expense ........................           6,230           10,478            5,260            2,267
                                                      -------------------------------------------------------------------
     Pretax earnings ..............................           3,918            1,395            1,738              819
Income taxes (benefits) ...........................           1,191              540              760              327
                                                      -------------------------------------------------------------------
     Earnings before accounting change ............     $     2,727      $       855      $       978      $       492
                                                      ===================================================================

Segment profit percentage .........................            54.0%            16.9%            19.4%             9.7%
                                                      ===================================================================

For the six months ended June 30, 2002
                                                      ----------------------- Operating Segments ------------------------
                                                        Commercial         Retail       Trust and Asset      Mortgage
                                                         Banking           Banking         Management        Banking
                                                      -------------------------------------------------------------------
                                                                              (dollars in thousands)
Net interest income ...............................     $    28,949      $    25,723      $        67      $     1,917
Non-interest income ...............................           3,415            6,798           14,083            3,314
                                                      -------------------------------------------------------------------
     Total Revenue ................................          32,364           32,521           14,150            5,231
Provision for loan and lease losses ...............           2,667            2,626               --               --
Depreciation and amortization .....................             281            1,125              170               15
Other non-interest expense ........................          13,561           20,627           10,805            4,604
                                                      -------------------------------------------------------------------
     Pretax earnings (loss) .......................          15,855            8,143            3,175              612
Income taxes (benefits) ...........................           5,398            2,970            1,277              248
                                                      -------------------------------------------------------------------
     Earnings .....................................     $    10,457      $     5,173      $     1,898      $       364
                                                      ===================================================================

Segment profit percentage .........................            58.5%            28.9%            10.6%             2.0%
                                                      ===================================================================

 Assets ...........................................     $ 1,657,262      $ 1,069,148      $    21,737      $    42,059
                                                      ===================================================================

For the six months ended June 30, 2001

Net interest income ...............................     $    26,514      $    25,286      $       126      $     1,826
Non-interest income ...............................           2,895            7,150           14,438            3,984
                                                      -------------------------------------------------------------------
     Total Revenue ................................          29,409           32,436           14,564            5,810
Provision for loan and lease losses ...............           5,466            4,247               --               --
Depreciation and amortization .....................             521            1,640              608               24
Other non-interest expense ........................          12,243           21,399           10,657            4,113
                                                      -------------------------------------------------------------------
     Pretax earnings ..............................          11,179            5,150            3,299            1,673
Income taxes (benefits) ...........................           3,620            1,938            1,472              667
                                                      -------------------------------------------------------------------
     Earnings before accounting change ............     $     7,559      $     3,212      $     1,827      $     1,006
Cumulative effect of accounting change (net of tax)              --               --               --               16
                                                      -------------------------------------------------------------------
     Earnings .....................................     $     7,559      $     3,212      $     1,827      $     1,022
                                                      ===================================================================

Segment profit percentage .........................            55.6%            23.6%            13.4%             7.4%
                                                      ===================================================================

 Assets ...........................................     $ 1,595,846      $ 1,078,826      $    19,817      $    47,848
                                                      ===================================================================

For the three months ended June 30, 2002
                                                          Other        Consolidated
                                                      -----------------------------
                                                           (dollars in thousands)
Net interest income ...............................    $     3,049      $    32,193
Non-interest income ...............................          2,748           16,014
                                                      -----------------------------
     Total Revenue ................................          5,797           48,207
Provision for loan and lease losses ...............             --            2,653
Depreciation and amortization .....................            719            1,526
Other non-interest expense ........................          5,382           29,967
                                                      -----------------------------
     Pretax earnings (loss) .......................           (304)          14,061
Income taxes (benefits) ...........................         (1,646)           3,478
                                                      -----------------------------
     Earnings (Loss) ..............................    $     1,342      $    10,583
                                                      =============================

Segment profit percentage .........................            N/M            100.0%
                                                      =============================

For the three months ended June 30, 2001

Net interest income ...............................    $     2,630      $    29,235
Non-interest income ...............................          8,035           22,460
                                                      -----------------------------
     Total Revenue ................................         10,665           51,695
Provision for loan and lease losses ...............             --            7,557
Depreciation and amortization .....................            805            2,173
Other non-interest expense ........................          4,859           29,094
                                                      -----------------------------
     Pretax earnings ..............................          5,001           12,871
Income taxes (benefits) ...........................            291            3,109
                                                      -----------------------------
     Earnings before accounting change ............    $     4,710      $     9,762
                                                      =============================

Segment profit percentage .........................            N/M            100.0%
                                                      =============================
For the six months ended June 30, 2002
                                                          Other        Consolidated
                                                      -----------------------------
                                                           (dollars in thousands)
Net interest income ...............................    $     5,716      $    62,372
Non-interest income ...............................          5,512           33,122
                                                      -----------------------------
     Total Revenue ................................         11,228           95,494
Provision for loan and lease losses ...............             --            5,293
Depreciation and amortization .....................          1,433            3,024
Other non-interest expense ........................         10,303           59,900
                                                      -----------------------------
     Pretax earnings (loss) .......................           (508)          27,277
Income taxes (benefits) ...........................         (3,125)           6,768
                                                      -----------------------------
     Earnings .....................................    $     2,617      $    20,509
                                                      =============================

Segment profit percentage .........................            N/M            100.0%
                                                      =============================

 Assets ...........................................    $ 1,496,720      $ 4,286,926
                                                      =============================

For the six months ended June 30, 2001

Net interest income ...............................    $     4,709      $    58,461
Non-interest income ...............................         10,286           38,753
                                                      -----------------------------
     Total Revenue ................................         14,995           97,214
Provision for loan and lease losses ...............             --            9,713
Depreciation and amortization .....................          1,680            4,473
Other non-interest expense ........................          8,304           56,716
                                                      -----------------------------
     Pretax earnings ..............................          5,011           26,312
Income taxes (benefits) ...........................         (1,116)           6,581
                                                      -----------------------------
     Earnings before accounting change ............    $     6,127      $    19,731
Cumulative effect of accounting change (net of tax)            209              225
                                                      -----------------------------
     Earnings .....................................    $     6,336      $    19,956
                                                      =============================

Segment profit percentage .........................            N/M            100.0%
                                                      =============================

 Assets ...........................................    $ 1,288,890      $ 4,031,227
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

The Company uses certain financial instruments called derivatives to help manage (Hedge) its risk or exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives used most often are interest rate swaps, caps, collars and floors (collectively, "Interest Rate Derivatives"), mortgage loan commitments and forward contracts. Interest Rate Derivatives are contracts with a third party (the "Counter-party") to exchange interest payment streams based upon an assumed principal amount (the "Notional Principal Amount"). The Notional Principal Amount is not advanced from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams. The Company also has a deposit product whose interest rate is tied to the S & P index. The longest-term derivative that the Company has used to hedge its interest rate exposure expires in November of 2004.

Interest rate swaps are most commonly used by the Company to convert assets and liabilities with variable-rate cash flows to assets and liabilities with fixed-rate cash flows (the "Hedged Items"). Under this arrangement, the Company receives payments from or makes payments to the Counter-party at a specified floating-rate index that is applied to the Notional Principal Amount. This periodic receipt or payment essentially offsets floating-rate interest payments that the Company makes to its depositors or lenders or receives from its loan customers. In exchange for the receipts from or payments to the Counter-party, the Company makes payments to or receives a payment from the Counter-party at a specified fixed-rate that is applied to the Notional Principal Amount. Thus, what was a floating rate obligation or a floating rate asset before entering into the derivative arrangement is transformed into a fixed rate obligation or asset. These types of hedges are considered cash flow hedges. The Company also uses interest rate swaps to convert fixed-rate liabilities to floating-rate liabilities. This is typically done when a fixed rate liability has been incurred to fund a variable-rate loan or investment. The interest rate swap has the effect of matching the interest rate risk on the funding with the interest rate risk on the loans or investment. This type of hedge is considered a fair value hedge.

Interest rate caps and collars are derivative instruments that are variations of an interest rate swap. They also involve an exchange of interest payment streams with a Counter-party based upon a Notional Principal Amount. In the case of an interest rate cap, the exchange of income streams does not take effect unless the specified floating-rate index rises above a pre-determined level. In an interest rate cap, the Company retains the risk of rising interest rates up to the pre-determined level, while benefiting from declines in interest rates. In the case of an interest rate collar, the exchange of income streams does not take effect unless the specified floating-rate index rises above or below pre-determined levels. In an interest rate collar, the Company retains the risk and benefits of changes in interest rates within the pre-determined levels. These hedges are also cash flow hedges. The Company has also used interest rate floors to manage its exposure to declining mortgage interest rates of its mortgage servicing rights asset. These floors were terminated during 2001. The net amount payable or receivable from each Interest Rate Derivative contract is recorded as an adjustment to interest income or interest expense.

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

The Income Statement for the three months ended June 30, 2001 included the following derivative related activity in other non-interest income: $11,000 income due to the increase in the Time Value component of the market value of cash flow hedges, $78,000 loss related to the ineffective portion of the cash flow hedges, $144,000 loss related to Mortgage Loan Derivatives, and $2,000 income related to the S & P 500 embedded derivative. These items, net of taxes of $81,000, totaled a $128,000 loss recorded for the quarter ended June 30, 2001.

In addition to the transition adjustment, the Income Statement for the six months ended June 30, 2001 included the following derivative related activity in other non-interest income: $285,000 loss due to the decrease in the Time Value component of the market value of cash flow hedges, $38,000 income related to the ineffective portion of the cash flow hedges, $40,000 loss related to Mortgage Loan Derivatives, and $4,000 income related to the S & P 500 embedded derivative. These items, net of taxes of $111,000, totaled a $172,000 loss recorded for the six months ended June 30, 2001.

The Income Statement for the three months ended June 30, 2002 included the following derivative related activity in other non-interest income: $14,000 loss due to the decrease in the Time Value component of the market value of cash flow hedges, $5,000 income related to the ineffective portion of the cash flow hedges, $187,000 income related to Mortgage Loan Derivatives, and $1,000 income related to the S & P 500 embedded derivative. These items, net of taxes of $70,000, totaled income of $109,000 recorded for the quarter ended June 30, 2002.

The Income Statement for the six months ended June 30, 2002 included the following derivative related activity in other non-interest income: $37,000 loss due to the decrease in the Time Value component of the market value of cash flow hedges, $18,000 income related to the ineffective portion of the cash flow hedges, $124,000 income related to Mortgage Loan Derivatives, and no income or loss related to the S & P 500 embedded derivative. These items, net of taxes of $41,000, totaled $64,000 in income recorded for the six months ended June 30, 2002.


NOTE 11 - CONTINGENCIES

Legal Contingency


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

Subsequent to the end of the second quarter of 2002, the Company reached a negotiated agreement with its insurance carrier and Plaintiffs' counsel to settle the lawsuit and other potential claims outlined below. The Company expects to have all settlement agreements signed and lawsuits dismissed prior to the end of the third quarter. The settlement agreement will be recorded in the third quarter of 2002 and will have an immaterial effect on the Company's consolidated financial condition and consolidated results of operations.

On August 26, 1999, Willie Parker and five other plaintiffs filed a civil action in the Circuit Court of Humphreys County, Mississippi against AMCORE Consumer Finance Company, Inc., a subsidiary of the Company and other defendants containing twelve separate counts related to the sale and financing of residential satellite dish systems. Though the actual purchase price for each of these systems involves a principal amount of less than $3,000, the complaint prays for economic loss and compensatory damages in the amount of $5 million for each plaintiff and punitive damages in the amount of $100 million for each plaintiff. The Company denied the plaintiffs' allegations and removed the case to the United States District Court for the Northern District of Mississippi. Plaintiff's filed a motion to remand the case back to state court.

During the second quarter of 2001, the Company made a settlement offer to Plaintiffs' counsel. The Company recorded an accrual reflecting the amount offered. There were no other developments during the quarter. Subsequent to the end of the second quarter of 2001, the Company was notified of several developments. On April 26, 2002 the Mississippi federal district court entered an order which referred the case to the federal bankruptcy court for a decision on pursuing the claim as an asset in one of the plaintiff's bankruptcy proceedings, the case was then to be referred back to the federal court for all further proceedings as requested by the Company. Plaintiffs' motion to remand to state court was denied. Plaintiffs' attorneys rejected the Company's settlement offer. In addition, they notified the Company's counsel that they had identified 20 more individuals with potential claims similar to those of the named Plaintiffs'. No lawsuits were ever filed on their behalf. During the second quarter of 2002, the Company's counsel submitted a new offer to Plaintiffs' counsel to resolve all claims and the Company adjusted its accrual to reflect the offer.

Termination Benefit Contingency

A Separation, Release and Consulting Agreement (the "Separation Agreement"), was executed June 20, 2002 between AMCORE Financial, Inc. and Robert J. Meuleman regarding his retirement from the Company effective December 31, 2002. The net present value of early retirement obligations, including certain enhanced post retirement benefits and continued participation in the Company's Long-Term Incentive Plan, pursuant to the Separation Agreement are estimated at $784,000, net of tax (the "Retirement Obligation"). No amount was accrued during the second quarter of 2002. Certain amounts of the Retirement Obligation will be accrued ratably over the third and fourth quarters as earned and certain amounts will be accrued on the date of termination expected to be December 31, 2002. Amounts due ($5,000 per month for up to 60 months) for consulting services subsequent to retirement date will be expensed as earned.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and Subsidiaries ("AMCORE" or the "Company") Consolidated Balance Sheets as of June 30, 2002 compared to December 31, 2001 and the results of operations for the three and six months ended June 30, 2002 compared to the same periods in 2001. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

                 FACTORS INFLUENCING FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of AMCORE. Statements that are not historical facts, including statements about beliefs and expectations, are forward-looking statements. These statements are based upon beliefs and assumptions of AMCORE'S management and on information currently available to such management. The use of the words "believe", "expect", "anticipate", "plan", "estimate", "may", "will" or similar expressions are forward looking statements. Forward-looking statements speak only as of the date they are made, and AMCORE undertakes no obligation to update publicly any of them in light of new information or future events.

Contemplated, projected, forecasted or estimated results in such forward-looking statements involve certain inherent risks and uncertainties. A number of factors
- many of which are beyond the ability of the Company to control or predict - could cause actual results to differ materially from those in its forward-looking statements. These factors include, among others, the following possibilities: (I) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new or existing competitors; (II) adverse state and federal legislation and regulation; (III) failure to obtain new customers and retain existing customers; (IV) inability to carry out marketing and/or expansion plans; (V) ability to attract and retain key executives or personnel;
(VI) changes in interest rates including the effect of prepayment; (VII) general economic and business conditions which are less favorable than expected; (VIII) equity and fixed income market fluctuations; (IX) unanticipated changes in industry trends; (X) unanticipated changes in credit quality and risk factors;
(XI) success in gaining regulatory approvals when required; (XII) changes in Federal Reserve Board monetary policies; (XIII) unexpected outcomes on existing or new litigation in which AMCORE, its subsidiaries, officers, directors or employees are named defendants; (XIV) technological changes; (XV) changes in accounting principles generally accepted in the United States of America; (XVI) changes in assumptions or conditions affecting the application of "critical accounting policies"; (XVII) inability of third-party vendors to perform critical services to the company or its customers; and (XVIII) the economic impact of the terrorist attacks on the U.S. on September 11, 2001 and the U.S. response to those attacks.


                             OVERVIEW OF OPERATIONS

AMCORE reported net income of $10.6 million for the three months ended June 30, 2002. This compares to $9.8 million for the same period in 2001, representing an increase of $821,000 or 8.4%. Net income for the six months ended June 30, 2002 was $20.5 million, an increase of $553,000 or 2.8% from the $20.0 million reported for the same period in 2001.

Diluted earnings per share were $0.42 and $0.82 for the three and six months ended June 30, 2002, respectively, compared to $0.38 and $0.76 for the same periods in 2001. This represents an increase of 10.5% and 7.9% for the three and six month periods, respectively. The percentage increases in earnings on a diluted per share basis compares favorably to the respective increases on a dollar basis, and reflects the accretive impact to per share earnings of AMCORE's previously announced stock repurchase programs. For the three and six month periods, average diluted shares outstanding declined 1.0 million and 1.2 million, respectively.

AMCORE's annualized return on average equity for the second quarter and year-to-date for 2002 was 13.29% and 13.16%, respectively. Annualized return on average equity for the comparable periods in 2001 was 12.50% and 12.74%. The annualized return on average assets was 1.01% for both the second quarter and year-to-date of 2002. This compares to 0.96% for both the second quarter and year-to-date in 2001.

Branch Activity

During 2001, the Company launched a strategic initiative to reallocate capital to higher growth Midwestern markets, particularly along the I-90 growth corridor between Chicago's northwest suburbs and Madison, Wisconsin (the "Branch Expansion"). During the second and third quarters of 2001, the Company's banking subsidiary (the "BANK") sold seven branches (the "Branch Sales") and during the first quarter of 2002 closed one additional branch. For the seven Branch Sales, $65.1 million in loans, $170.8 million in deposits and $1.4 million in premises and equipment were transferred to the respective buyers resulting in net after-tax gains of $5.2 million and $1.1 million in the second and third quarters of 2001, respectively (the "Branch Gains"). Loans and deposits for the closed branch were transferred to nearby BANK branches.

Branch Expansion activities in 2001 included two new offices: one on Rockford's fast-growing east side and one in Geneva, Illinois, an affluent Chicago suburb. In January of 2002, a commercial loan facility servicing small-to-medium size businesses was opened in the Chicago suburb of Schaumburg, Illinois while a full-service facility was opened along the beltway in Madison, Wisconsin. Combined, these four branches have generated $100.7 million in loans and $41.0 million in deposits since they were opened. Expansion of the Schaumburg office to a full-service branch is planned for 2003. On August 5, 2002, the BANK opened its fourth office in Madison, Wisconsin. Located a few blocks from I-90 on Madison's east side, the office initially will serve primarily commercial and mortgage customers. Over 1,700 businesses are located within a five-mile radius. Construction is in process on branches in two additional Chicago suburbs: St. Charles, Illinois, located between the Geneva and Elgin markets, and McHenry, Illinois, located in one of the fastest growing counties in Illinois. Both are full-service sites with over 1,800 and 1,400 businesses, respectively, located within a three-mile radius. Each branch is expected to add to the BANK's presence in the Fox River Valley and further improve the BANK's strategic position along the I-90 corridor. The St. Charles branch is on schedule and is expected to open this fall. The opening of the McHenry branch is scheduled for December 2002. The Company continues to look at additional sites in the Chicago suburbs as well as Madison and expects to continue its branch expansion efforts along the I-90 corridor.

Organizational Changes

During the second quarter of 2001, AMCORE announced business changes designed to better integrate banking and asset management services to its customers. To better support these structural changes, AMCORE streamlined its management team resulting in the departure of certain senior managers. Severance charges related to these structural changes were $464,000, after-tax (the "Severance Charge").

On June 21, 2002, AMCORE announced that Kenneth E. Edge had been named President and Chief Executive Officer, effective July 1, 2002. Mr. Edge, who most recently served as President and Chief Operating Officer, replaced Robert J. Meuleman following Meuleman's personal decision to retire early and devote more time to his family. Mr. Meuleman will continue in his role as Chairman until his retirement at the end of 2002. In connection with these changes, and in an effort to gain efficiencies, the position of Chief Operating Officer was not replaced. The net present value of early retirement obligations, pursuant to Meuleman's Separation, Release and Consulting Agreement, including certain enhanced post retirement benefits and continued participation in the Company's Long-Term Incentive Plan (the "Separation Agreement"), are estimated at $784,000, net of tax (the "Retirement Obligation"). No amount was accrued during the second quarter of 2002. Certain amounts of the Retirement Obligation will be accrued ratably over the third and fourth quarters as earned and certain amounts will be accrued on the date of termination expected to be December 31, 2002. Amounts due ($5,000 per month up to 60 months) for consulting services subsequent to retirement date will be expensed as earned. See also Note 11 of the Notes to Consolidated Financial Statements.

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

During the second and third quarters of 2001, AMCORE restructured its investment portfolio (the "Security Portfolio Restructuring"), a strategy designed to reduce interest rate risk. The restructuring plan focused on the disposal of securities having a higher degree of interest rate risk associated with changes in prepayment speeds and on securities with low yields and/or longer durations. The restructuring was intended to improve the stability and quality of future earnings and values.

Accounting Changes

On January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. This statement outlines accounting and reporting standards for derivative instruments and hedging activities. Net income for 2001 includes a cumulative effect of $225,000 net of tax, or $0.01 per diluted share, attributable to the adoption of the new accounting standard (the "Accounting Change"). See Note 10 of the Notes to Consolidated Financial Statements.

On January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", with respect to business combinations that were completed prior to July 1, 2001. These statements require that the Company evaluate its existing intangible assets and goodwill classifications. Goodwill and intangible assets with indefinite useful lives may no longer be amortized, but instead must be tested for impairment at least annually. The useful life and residual values of all other intangibles must also be reassessed. As of the date of adoption, the Company had unamortized goodwill in the amount of $15.6 million and unamortized identifiable intangible assets (the "Core Deposit Intangibles") in the amount of $282,000, which are subject to the transition provisions of SFAS Nos. 141 and 142. The Company had no other intangible assets subject to these standards. Amortization expense related to goodwill was $526,000 and $509,000 in the first and second quarters of 2001, respectively. Amortization of Core Deposit Intangibles was $71,000 for the first six months of 2002, compared to $49,000 for the same period in 2001. The increase reflects the reassessment of useful life. The Company has completed its transitional goodwill impairment evaluation. Fair value exceeds carrying value for all reporting units that have allocated goodwill. Thus, no transitional impairment loss will be recognized and no cumulative effect of a change in accounting principle will be recorded. See Note 5 of the Notes to Consolidated Financial Statements.

Extinguishment Of Debt

During the third quarter of 2001, AMCORE reacquired for its own portfolio at par $15.0 million in capital trust preferred securities, which is accounted for as a retirement (the "Debt Extinguishment"), with the coupon rate of 9.35 percent. See Note 7 of the Notes to Consolidated Financial Statements.

Stock Repurchase Program

On April 23, 2001, AMCORE announced a stock repurchase program for up to five percent of its common stock or 1.29 million shares. As of January 1, 2001, AMCORE also had 627,000 shares remaining from the Company's August 8, 2000 stock repurchase authorization. During the first six months of 2002, the Company repurchased 82,000 shares at an average price of $22.20. As of June 30, 2002, no shares remained to be repurchased pursuant to either the April 23, 2001 or August 8, 2000 authorizations. Shares repurchased pursuant to these authorizations (the "Stock Repurchase Programs") became treasury shares available for general corporate purposes, including the issuance of shares in connection with AMCORE's stock option plan and other employee benefit plans.


                EARNINGS REVIEW OF CONSOLIDATED INCOME STATEMENT

The following highlights a comparative discussion of the major components of net income and their impact for the three and six months ended June 30, 2002 and 2001.

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

                                      For the Three Months               For the Six Months
                                         Ended June 30,                    Ended June 30,
                                      2002            2001             2002             2001
                                    ===============================================================
Interest Income Book Basis              $63,816          $72,107         $124,527         $147,733
FTE Adjustment                            1,759            2,098            3,573            4,215
                                    ---------------------------------------------------------------

Interest Income FTE Basis                65,575           74,205          128,100          151,948
Interest Expense                         31,623           42,872           62,155           89,272
                                    ---------------------------------------------------------------

Net Interest Income FTE Basis           $33,952          $31,333          $65,945          $62,676
                                    ===============================================================

Net interest income on an FTE basis increased $2.6 million or 8.4% in the second quarter of 2002 compared to the same period in 2001. On a year-to-date basis net interest income on an FTE basis was up $3.3 million or 5.2%. The year-over-year increases for both the three and six months periods were driven by reductions in total interest expense of 26.2% and 30.4%, respectively.

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

As Table 1 indicates, the interest rate spread improved 36 basis points to 3.13% in the second quarter of 2002 from 2.77% in the second quarter of 2001. The interest rate margin was 3.51% in the second quarter of 2002, an increase of 19 basis points from 3.32% in the second quarter of 2001.

As Table 2 indicates, the interest rate spread improved 42 basis points to 3.10% for the first six months of 2002 from 2.68% for the same period in 2001. The interest rate margin was 3.51% for the first six months of 2002, an increase of 24 basis points from 3.27% for the same period in 2001.

The level of net interest income is the result of the relationship between the total volume and mix of interest-earning assets and the rates earned and the total volume and mix of interest-bearing liabilities and the rates paid. The rate and volume components associated with interest earning assets and interest-bearing liabilities can be segregated to analyze the quarter-to-quarter changes in net interest income. Changes due to rate/volume variances have been allocated between changes due to average volume and changes due to average rate based on the absolute value of each to the total change of both categories. Because of changes in the mix of the components of interest-earning assets and interest-bearing liabilities, the computations for each of the components do not equal the calculation for interest-earning assets as a total and interest-bearing liabilities as a total. Tables 3 and 4 analyze the changes attributable to the volume and rate components of net interest income.

Changes Due to Volume

In the second quarter of 2002, net interest income on an FTE basis increased due to average volume by $608,000 when compared to the second quarter of 2001. This was comprised of a $1.9 million increase in interest income that was partially offset by a $1.3 million increase in interest expense.

The $1.9 million increase in interest income was driven by a $71.9 million or 2.8% increase in average loans and a $45.1 million or 3.8% increase in average investment securities. The increase in average loans was led by a $148.4 million average increase in indirect automobile loans and $89.2 million average increase due to the Branch Expansion. The increase in indirect automobile loans was fueled by strong loan demand and sales of loans under the Auto Loan Sales program in 2001's second quarter. Offsetting these increases was a $125.6 million average decrease in 1-to-4 family real estate loans and $49.9 million in average loan balances transferred in the Branch Sales. The decline in 1-to-4 family real estate was due to the impact of refinancing in the historically low interest rate environment. The increase in average investment securities was attributable to the Company's effort to rebuild its investment portfolio following the Security Portfolio Restructuring, accelerated prepayment of mortgage-related securities caused by falling mortgage interest rates, and increased pledging requirements due to an increase in public fund deposits.

The increase in average loans and average investment securities was funded by a $108.4 million or 3.2% increase in average interest-bearing liabilities, resulting in the $1.3 million volume related increase in interest expense. Average interest-bearing deposits increased $120.8 million while average borrowings declined $12.4 million. The increase in average interest-bearing deposits was attributable to a $68.7 million increase in brokered certificates of deposit (CD's) and a $52.1 million increase in core deposits. Over half of the increase in core deposits was attributable to the Branch Expansion. Not reflected in the increases in core deposits was the replacement of $98.1 million in average interest-bearing deposit balances that were transferred to the buyers in the Branch Sales. Quarter-to-quarter, non-interest deposits grew an average of $10.7 million. This does not include the replacement of $11.7 million in average non-interest-bearing deposit balances transferred in the Branch Sales. Total average core deposit growth, including replacement of deposits transferred in the Branch Sales, was $172.5 million or 6.6% when comparing the second quarter of 2002 to the second quarter of 2001. This growth reflects aggressive company-wide efforts to attract additional core deposits, with an emphasis on primary transaction account business.

For the first six months of 2002, net interest income declined due to average volume by $1.3 million, when compared with the same period in 2001. This was comprised of a $2.2 million decline in interest income that was partially offset by a $940,000 decrease in interest expense. Average loans over this period declined $4.6 million or 0.2%, while average securities decreased $43.7 million or 3.7%. Average interest-bearing liabilities declined $36.1 million or 1.1%.


Changes Due to Rate

During the second quarter of 2002, net interest income on an FTE basis increased due to average rates by $2.0 million when compared with the same quarter of 2001. This was comprised of an $12.6 million decline in interest expense that was partly offset by a $10.6 million decrease in interest income.

The yield on earning assets declined 110 basis points during the quarter, when compared to the same period a year ago. The yield on average loans fell by 125 basis points and was primarily attributable to commercial and commercial real estate loans. Falling interest rates since the second quarter of 2001 impacted pricing on new loan volume, variable priced loans and loans that refinanced during the year. The yield on average securities decreased by 82 basis points, also the result of declining interest rates. Yields on securities were also affected by the sale of higher risk securities in the Security Portfolio Restructuring as well as the prepayment of higher yielding mortgage-related securities that increased as mortgage interest rates fell.

The rate paid on interest bearing liabilities declined 146 basis points during the second quarter of 2002, compared to the second quarter of 2001. This was primarily due to decreased rates paid on deposits and short-term borrowings. Declining rates on CD's and on the Company's indexed money market deposit accounts (AMDEX) largely drove the decrease in deposit costs. Average rates on CD's have declined as older CD's bearing higher rates have matured and re-priced during the period of declining interest rates. The AMDEX accounts re-price monthly off the three-month Treasury bill discount rate, and have benefited from the decline in short-term interest rates. The decrease in short-term borrowing costs was mainly due to reverse repurchase agreements that renewed at lower rates, also due to the decline in short-term interest rates.

For the first six months of 2002, net interest income increased due to average rates by $4.5 million, when compared with the same period in 2001. This was comprised of a $26.2 million decline in interest expense that was partly offset by a $21.6 million decrease in interest income. The yield on earning assets declined 115 basis points, while average rates paid on interest bearing liabilities decreased by 157 basis points.

The Security Portfolio Restructuring and rebuilding, reductions in lower yielding residential real estate loans, the Branch Sales and Branch Expansion, the expiration of hedge derivatives that are presently in a net-pay position, plus the continuation of initiatives to grow core transactional deposits ("Make It Happen" and "Free Checking" initiatives) are expected to result in continued improvement in the quality and stability of net interest income. Overall, these events, coupled with the current and projected interest rate environment, are expected to result in improved interest rate spreads and margins in 2002, compared to 2001. Among those factors that could cause margins and spreads to not improve as anticipated by the Company in 2002 include unexpected changes in interest rates, changes in the slope of the yield curve, the effect of prepayments or renegotiated rates, changes in the mix of earning assets and the mix of liabilities, including greater than anticipated reliance on expensive wholesale sources to fund the Branch Expansion and loan growth and greater than expected delinquencies resulting in non-accrual status.

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

The Provision was $2.7 million in the second quarter of 2002, a decrease of $4.9 million or 64.9% from the $7.6 million in the second quarter of 2001. For the first six months of 2002, the Provision was $5.3 million, a decrease of $4.4 million from the $9.7 million recorded during the same time period a year ago. In 2001, Provision increases were a result of higher non-performing loans, net charge-offs and delinquencies, coupled with concerns over the economy's impact, particularly on commercial borrowers. Comparable additions to the Allowance were not necessary during the second quarter of 2002 as asset quality and Allowance coverage of non-performing loans showed improvement.

AMCORE recorded net charge-offs of $2.4 million in the second quarter of 2002 compared to $3.5 million in the second quarter of 2001. Annualized net charge-offs declined to 37 basis points of average loans in the second quarter of 2002 from an annualized rate of 56 basis points during the same quarter of last year.

The Allowance, as a percent of total loans, was 1.27% and 1.33% at June 30, 2002 and 2001, respectively. The lower level of the Allowance, as a percent of loans, reflects improved loan quality and growth in the loan portfolio.

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

Non-interest income, excluding net security gains, totaled $15.4 million in the second quarter of 2002, a decrease of $9.3 million or 37.8% from the $24.7 million in second quarter of 2001. The decrease was mainly due to an $8.7 million pre-tax Branch Gain in the second quarter of 2001. Excluding the Branch Gain, non-interest income declined only $648,000 due to lower trust and asset management revenue and mortgage revenues. On a year-to-date basis, also excluding the $8.7 million Branch Gain, non-interest income increased $176,000 or 0.6% to $31.8 million in 2002, compared to $31.6 million in 2001.

Trust and asset management income, the largest source of fee based revenues, totaled $6.2 million in the second quarter of 2002, a decrease of $646,000 or 9.5% from $6.8 million in the second quarter of 2001. For the six-month periods ended June 30, 2002 and 2001, respectively, trust and asset management revenues were $12.9 million and $13.6 million, a decline of $738,000 or 5.4%. The declines in the equity market, especially the S&P 500, have impacted the value of AMCORE-administered assets, which in turn have caused a reduction in fee revenue.

The trust and asset management segment manages or administers $5.8 billion of investments, inclusive of traditional assets as well as the management of the BANK's diverse fixed income portfolio of approximately $1.3 billion. Assets in the AMCORE Vintage Mutual Funds totaled $1.0 billion at June 30, 2002. In addition to overall market performance, trust and asset management revenues are dependent upon the Company's ability to attract and retain accounts, specific investment performance, and other economic factors.

Service charges on deposits totaled $4.1 million in the second quarter of 2002, an increase of $379,000 or 10.1% from the $3.7 million in the second quarter of 2001. Year-to-date in 2002, service charges on deposits increased $1.2 million or 17.2% to $8.0 million, from $6.8 million during the same period in 2001. Non-sufficient funds, stop payment and return check fees, primarily related to personal accounts, and increased commercial account analysis fees contributed to the increase.

Mortgage revenues include fees generated from underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans, net of servicing right amortization and impairment. Mortgage revenues were $499,000 in the second quarter of 2002 on closing volumes of $104.3 million. This was a decline of $1.4 million or 73.1% from $1.9 million in the second quarter of 2001 on closing volumes of $142.4 million. The decline was primarily due to a $1.3 million servicing right impairment charge versus a servicing rights impairment reversal of $94,000 in the second quarter of 2001. For the first six months of 2002, mortgage revenues were $2.3 million on closings of $210.9 million. This compares to $3.3 million on closings of $251.8 million for the first six months of 2001. This represented a decline of $952,000 or 28.9%. The decline includes an increase in servicing right impairment charge of $523,000 over 2001. The rest of the decline relates to lower production volumes, partly offset by lower trading loss experience year-to-year.

Continued strong mortgage performance is expected throughout the remainder of 2002, although not at the record levels experienced in 2001 due to lower refinancing activity. As of June 30, 2002, AMCORE had $10.0 million of capitalized mortgage servicing rights, less a $1.5 impairment valuation allowance, with a fair value of $10.6 million. The unpaid principal balance of mortgage loans serviced for others, including mortgage loans held for sale, was $999.6 million as of June 30, 2002. This compares to $902.1 million as of June 30, 2001.

COLI income totaled $1.5 million in the second quarter of 2002, an $83,000 or 6.0% increase over the $1.4 million in the second quarter of 2001. Year-to-date, COLI income increased $296,000 or 12.2% to $2.7 million. The increases reflect additional investments and the impact of compounding. AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. As of June 30, 2002, the CSV of COLI stood at $106.0 million.

Other non-interest income includes customer service charges, credit card and merchant fees, ATM fees, brokerage commissions, insurance commissions, gains on fixed asset and loan sales and other miscellaneous income. In the second quarter of 2002, other non-interest income was $3.1 million, an $892,000 or 40.1% increase from $2.2 million in the second quarter of 2001. The increase was primarily attributable to market gains on derivative positions compared to losses in 2001, gain from the sale of excess land in the second quarter of 2002 and improved brokerage commissions period-to-period. The amount of the gain on the sale of excess land was $365,000. For the first six-months of 2002 other non-interest income was $5.8 million, an increase of $398,000 or 7.3% from the same time period in 2001. Similar factors contributed to the 2002 year-to-date increase in other non-interest income, plus a $309,000 non-recurring gain on the reversion of excess retirement plan assets that occurred in the first quarter of 2002. The year-to-date increase was partially offset, however, by $781,000 in gains on the Auto Loan Sales in the first quarter of 2001. There have been no Auto Loan Sales in 2002.

Net realized securities gains were $625,000 in the second quarter of 2002, compared to a $2.3 million loss in the second quarter of 2001. The loss in the second quarter of 2001 was attributable to the Security Portfolio Restructuring. For the full six-month periods, net realized security gains were $1.4 million in 2002 compared to a $1.5 million loss in 2001. The level of security gains or losses is dependent on the size of the available for sale portfolio, interest rate levels, AMCORE's liquidity needs, and balance sheet risk objectives.

Operating Expenses

Total operating expense was $31.5 million in the second quarter of 2002, an increase of $226,000 or less than one-percent, from $31.3 million in the second quarter of 2001. For the first six months of 2002, operating expenses were $62.9 million, an increase of $1.7 million or 2.8% from $61.2 million for the first six months of 2001. The increases were primarily due to higher personnel costs that were partly offset by the discontinuation of goodwill amortization pursuant to SFAS No. 142. The efficiency ratio was 62.73% in the second quarter of 2002, compared to 63.17% in the second quarter of 2001. On a year-to-date basis the efficiency ratio were 63.23% and 62.66% for 2002 and 2001, respectively.

Personnel costs, which include compensation expense and employee benefits, are the largest component of operating expenses. Personnel costs totaled $18.3 million in the second quarter of 2002, an increase of $800,000 or 4.6% from $17.5 million in the second quarter of 2001. In addition to normal cost-of-living adjustments, the increase was attributable to the Branch Expansion and higher incentive related costs. Cost savings from the Branch Sales and severance expenses incurred in the second quarter of 2001 partly offset the increase. For the six-month periods ended June 30, 2002 and 2001, personnel costs were $36.5 million and $34.1 million, respectively, an increase of $2.3 million or 6.9%. Cost-of-living increases, the impact of the Branch Expansion and higher incentives were partially offset by lower costs due to the Branch Sales and net severance costs. A variance for the second quarter caused by severance incurred in the second quarter of 2001 was partly offset for the six-month period by severance costs incurred in the first quarter of 2002.

Net occupancy expense for the three and six-month periods ended June 30, 2002 were $1.9 million and $3.8 million, respectively. This compares to $1.8 million and $3.9 million for the three and six-month periods ended June 30, 2001, respectively. For the second quarter the increase was $150,000 or 8.3%, while the full six-month period declined $11,000 or less than one-percent. Lower maintenance and heating costs experienced in the first quarter were virtually offset by increased maintenance, building service and rental expenses in the second quarter, in part due to the Branch Expansion.

Equipment expense decreased $82,000 or 4.1% to $1.9 million in the second quarter of 2002 and $390,000 or 9.3% to $3.8 million for the first six-months of 2002, when compared to the respective periods of 2001 where expenses were $2.0 million and $4.2 million. For both the quarter and year-to-date, the declines were primarily attributable to lower costs related to electronic data processing equipment, net of increases in associated software costs.

Data processing expenses were up $130,000 or 8.7% to $1.6 million in the second quarter of 2002 while increasing $259,000 or 8.6% to $3.3 million for the full year, when compared to the respective periods in 2001. These reflect increased charges from third party service providers related to core bank data processing, trust and other external processing systems.

Professional fees for the three and six-month periods ended June 30, 2002 were $1.1 million and $2.1 million, respectively. This was an increase of $38,000 or 3.7% from $1.0 million in the second quarter of 2001 and was mainly due to increased consulting fees that were partly offset by lower legal fees. For the full six-month period, there was a decrease of $57,000 or 2.6% from $2.2 million a year ago. The decrease was primarily due to lower legal expenses that were partly offset by increased consulting and collection expenses.

Communication expense was flat at $1.0 million and $2.0 million, respectively, when comparing the three and six months periods ended June 30, 2002 with the same periods in 2001. Recent increases in postage rates are expected to result in higher communication expense for the full year when compared to 2001.

Advertising and business development expenses were $1.1 million in the second quarter of 2002, a decrease of $144,000 or 11.2% from $1.3 million in the second quarter of 2001. For the six month period ended June 30, 2002, advertising and business development expenses increased $266,000 or 12.5% to $2.4 million from $2.1 million in the same period in 2001. The increase primarily related to the promotion of free checking accounts.

Intangibles amortization declined to $36,000 and $71,000 for the respective three and six-month periods ended June 30, 2002, compared to $534,000 and $1.1 million for the same periods in 2001. The decrease relates to the discontinuation of goodwill amortization pursuant to SFAS No. 142.

Other expenses were $4.5 million in the second quarter of 2002, a decrease of $192,000 or 4.1% from $4.7 million in the second quarter of 2001. The decrease was mainly the result of lower costs and expenses associated with foreclosed real estate. Year-to-date, other expenses increased $330,000 or 3.8% to $8.9 million in 2002 from $8.6 million in 2001. The increase was due to higher loan processing expenses and investment related impairment charges that were partly offset by lower costs associated with foreclosed real estate.

Income Taxes

Income tax expense totaled $3.5 million in the second quarter of 2002, compared with $3.1 million in the second quarter of 2001, an increase of $369,000 or 11.9%. For the six-month period ended June 30, 2002, income tax expense increased $187,000 or 2.8% to $6.8 million from $6.6 million in the same period in 2001. Increases in income tax expense for both the three and six-month periods of 2002, over the same periods in 2001, were primarily the result of increased earnings before income tax and decreased investments in tax-exempt municipal bonds. The increases were partly offset by increases in CSV on COLI and the impact of non-deductible goodwill amortization in 2001 that is no longer being amortized following the adoption of SFAS No. 142 on January 1, 2002.

The effective tax rates were 24.7% and 24.2% in the second quarter of 2002 and 2001, respectively. The effective tax rates for the full six-month periods ended June 30, 2002 and 2001 were 24.8% and 25.2%, respectively. For the six-month period ended June 30, 2001, the effective tax rate included $143,000 of income tax expense for the Accounting Change. Effective tax rates are less than the statutory tax rates due primarily to investments in tax-exempt municipal bonds and increases in CSV on COLI that are not taxable.

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

Since there are no comprehensive authorities for management accounting equivalent to accounting principles generally accepted in the United States of America, the information presented is not necessarily comparable with similar information from other financial institutions. In addition, methodologies used to measure, assign and allocate certain items may change from time-to-time to reflect, among other things, accounting refinements, changes in risk profiles, changes in customers or product lines, and changes in management structure. The presentation of Segments was changed in the first quarter of 2002 to reflect the Company's shift to a line of business structure. The primary impact of this change was to segregate the previous Banking Segment into its Retail and Commercial components. However, due to allocation methodologies for shared support costs, fund transfer pricing adjustments for loans (Cost of Funds Allocations) and deposits (Funds Credit Allocations) and the exclusion of investment and treasury activities from either the Retail or Commercial Banking Segments, the sum of these two "new" Segments will not equal the total of the "old" Banking Segment presentation. Prior period Segment results have been restated to reflect the new line of business structure. The Trust and Asset Management Segment and the Mortgage Banking Segment were not affected by the shift to a line of business structure and have not been restated.

Total Segment results differ from consolidated results primarily due to intersegment elimination, certain corporate administration costs, items not otherwise allocated in the management accounting process and treasury and investment activities. The impact of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and are included in the "Other" column of Note 9 of the Notes to Consolidated Financial Statements. For ease of comparison, the discussion of each Segment, including the Segment profit percentage, focuses on earnings before the Accounting Change (the "Operating Profit" or "Operating Loss"). In addition, due to its unusual and non-recurring nature, the Branch Gain has not been allocated to either the Commercial or Retail segments. It is included in the Other column.

Commercial Banking

The Commercial Banking Segment (Commercial) provides commercial banking services to large and small business customers through the BANK's 63 banking locations in northern Illinois and south central Wisconsin. The services provided by this Segment include lending, business checking and deposits, cash management, merchant card services and other traditional as well as e-commerce commercial banking services.

Commercial Operating Profit for the second quarter of 2002 was $5.6 million, an increase of $2.8 million or 104.1% from the second quarter of 2001. Commercial Operating Profit for the six months ended June 30, 2002 was $10.5 million. This was an increase of $2.9 million or 38.3% from the same period in 2001. Lower Provisions and increased net interest income, partially offset by increased operating expenses and income tax expense were the predominant factors leading to the increases for both the three and six month periods.

Net interest income increased by $1.6 million in the second quarter of 2002 and by $2.4 million for the six-month period ended June 30, 2002, compared to same periods a year ago. Increased loan volumes lower-priced deposits and decreased net Cost of Funds Allocations more than compensated for lower yields on loans. Lower yields on loans, reduced rates on deposits and decreased net Cost of Funds Allocations were all attributable to declining short-term interest rates over the previous year. Loan demand has been strong, aided by the Branch Expansion, and was more than sufficient to replace average loan balances transferred in the Branch Sales.

Non-interest income increased by $140,000 in the second quarter of 2002, compared to the same period in 2001. For year-to-date, the increase was $520,000. The increase for both periods was primarily the result of increased commercial account analysis fees.

The Provision decreased by $3.2 million and $2.8 million, respectively, for the three and six-month periods ended June 30, 2002, compared to the same periods in 2001. Increases in non-performing loans, net charge-offs and delinquencies, coupled with concerns over the economy's impact contributed to the increased Provisions during the second quarter of 2001. Comparable additions to the Allowance were not necessary during the second quarter of 2002 as asset quality and Allowance coverage of non-performing loans showed improvement.

Operating expenses increased $382,000 in the second quarter and $1.1 million year-to-date when compared to the respective periods in 2001. The increases were largely due to higher personnel expenses, which includes the impact of the Branch Expansion as well as increased incentives, which were partially offset by the discontinuation of goodwill amortization pursuant to SFAS No. 142 and decreased expenses on foreclosed real estate.

Income taxes increased $1.7 million and $1.8 million, respectively, for the quarter and year-to-date from the comparable periods in 2001 and was primarily the result of higher income before taxes.

The Commercial Segment represented 60.2% and 54.0% of total segment Operating Profit in the second quarter of 2002 and 2001, respectively, and 58.5% for 2002 year-to-date versus 55.6% for the same period in 2001.

Retail Banking

The Retail Banking Segment (Retail) provides retail-banking services to individual customers through the BANK's 63 banking locations in northern Illinois and south central Wisconsin. The services provided by this Segment include direct and indirect lending, checking, savings, money market and CD accounts, safe deposit rental, automated teller machines, and other traditional and e-commerce retail banking services.

The Retail Operating Profit for the second quarter of 2002 was $2.9 million, an increase of $2.1 million or 242.5% from the second quarter of 2001. Year-to-date 2002 Retail Operating Profit was $5.2 million compared to $3.2 million for the same period in 2001. This was an increase of $2.0 million or 66.1%. Lower Provision and improved net interest income were the primary reasons for the increase for both the second quarter and year-to-date periods.

Net interest income increased by $1.1 million in the second quarter of 2002, and by $437,000 year-to-date when compared to the same periods in 2001. Lower overall loan yields, declining volumes on residential and home equity loans and reduced net Funds Credit Allocations were more than offset by lower-priced deposits and increased installment loan balances, particularly indirect automobile loan volume and Branch Expansion Loans. Lower yields on loans, reduced rates on deposits and reduced net Cost of Funds Allocations were all attributable to declining short-term interest rates over the previous year. Declining volumes on residential real estate and home equity loans were driven by accelerated prepayments due to falling mortgage interest rates and the Branch Sales, and were only partially offset by new loan volume from the Branch Expansion.

Non-interest income increased by $71,000 in the second quarter of 2002, compared to the same period in 2001. Increased deposit service charge income and gain on the sale of excess land were nearly offset by decreased commissions from mortgage originations, due to the transfer of mortgage originators to the Mortgage Segment. Year-to-date non-interest income declined $352,000. The decline was primarily the result of gains on Auto Loan Sales that occurred in the first quarter of 2001, compared to none in 2002.

The Provision decreased by $1.7 million in the second quarter of 2002, compared to the second quarter of 2001. For the six-month period ended June 30, 2002, the decrease was $1.6 million when compared to the same period in 2001. Increases in non-performing loans, net charge-offs and delinquencies, coupled with concerns over the economy's impact contributed to the increased Provisions during the second quarter of 2001. Comparable additions to the Allowance were not necessary during the second quarter of 2002 as asset quality and Allowance coverage of non-performing loans showed improvement.

Operating expenses decreased by $325,000 when comparing the second quarter of 2002 with the same quarter in 2001 and by $1.3 million for the full six-month period. For the second quarter, increased personnel costs were more than offset by lower miscellaneous expenses. Year-to-date, the decrease was largely due to lower personnel expenses, occupancy expenses, the discontinuation of goodwill amortization pursuant to SFAS No. 142, lower expenses on foreclosed real estate and miscellaneous expense. Lower personnel costs reflect the impact of the Branch Sales and the transfer of mortgage originators to the mortgage banking segment. Lower occupancy expenses also reflect the impact of the Branch Sales.

Income taxes increased $1.2 million quarter-over-quarter and $1.0 million year-over-year, primarily the result of higher income before taxes.

The Retail Segment represented 31.7% and 16.9% of total segment Operating Profit in the second quarter of 2002 and 2001, respectively, and 28.9% for 2002 year-to-date versus 23.6% for the same period in 2001.

Trust and Asset Management

The Trust and Asset Management Segment (TAM) provides trust, investment management, employee benefit recordkeeping and administration and brokerage services. It also acts as an advisor and provides fund administration to the Vintage Mutual Funds and various public fund programs. These products are distributed nationally (i.e. Vintage Equity Fund is available through Charles Schwab, OneSource(TM)), regionally to institutional investors and corporations, and locally through AMCORE's banking locations.

The TAM Segment's Operating Profit for the second quarter of 2002 was $927,000, a decrease of $51,000 or 5.2% from the same period in 2001. Year-to-date, TAM's 2002 Operating Profit was $1.9 million, a $71,000 or 3.9% increase over 2001. Both the quarter and year-to-date periods experienced revenue declines and decreased operating expenses and income taxes when compared to the prior year.

TAM revenues, including net interest income, declined $396,000 and $414,000, respectively, for the three and six-month periods ended June 30, 2002 when compared to the same periods in 2001. Declines in fee-based revenue and net interest income were partially offset by increased brokerage commission income. The declines in the equity market, especially the S&P 500, have impacted the value of AMCORE-administered assets, which in turn have caused a reduction in fee-based revenue. Net brokerage commissions on the other hand have been particularly strong and are primarily the result of increased fixed-annuity sales. In addition, clearing costs associated with annuity sales, which are netted against commissions, have declined as the TAM segment is now clearing its own sales.

Operating expenses decreased $205,000 in the second quarter of 2002 and $290,000 for 2002 year-to-date when compared to the same periods in 2001 and is primarily related to the discontinuation of goodwill amortization pursuant to SFAS No.
142. Income taxes declined $140,000 for the second quarter of 2002 and $195,000 for the six-months ended June 30, 2002 when compared to the same periods in 2001. The decrease in taxes is related to declines in pre-tax Operating Profit, exclusive of the change related to the discontinuation of goodwill amortization, which is not tax deductible.

The TAM Segment manages or administers $5.8 billion of investments, inclusive of traditional assets as well as the management of the BANK's diverse fixed income portfolio of approximately $1.3 billion. Assets in the AMCORE Vintage Mutual Funds totaled $1.0 billion at June 30, 2002.

The TAM Segment represented 10.0% and 19.4% of total segment Operating Profit in the second quarter of 2002 and 2001, respectively, and 10.6% for 2002 year-to-date versus 13.4% for the same period in 2001.

Mortgage Banking

The Mortgage Banking Segment (Mortgage) provides a variety of mortgage lending products to meet its customer needs. It sells these loans to the BANK and the secondary market and continues to service most of the loans sold.

The Mortgage Segment's Operating Loss was $180,000 in the second quarter of 2002, compared to an Operating Profit of $492,000 in the second quarter of 2001, a decline of $672,000 or 136.6%. For the first six months of 2002, Operating Profit was $364,000, a decline of $642,000 or 63.8% from $1.0 million in the same period a year ago. Servicing rights impairment charges were the primary factors contributing to the decrease in Operating Profit for both the three and six-month periods ended June 30, 2002.

The Mortgage Segment revenues, which are net of servicing right amortization and impairment and including net interest income, were $2.0 million in the second quarter of 2002, a decrease of $1.1 million or 37.0% from $3.1 million in the second quarter of 2001. The decline was primarily due to a $1.3 million servicing right impairment charge versus a servicing rights impairment reversal of $94,000 in the second quarter of 2001. Year-to-date, Mortgage Segment revenues in 2002 were down $579,000 or 10.0% to $5.2 million from $5.8 million a year ago. The decline includes a net servicing right impairment charge of $523,000. The rest of the decline relates to lower production volumes, partly offset by lower trading loss experience year-to-year. Closings were $210.9 million for the first six months of 2002 compared to $251.8 million for the first six months of 2001.

Operating expenses were $2.2 million in the second quarter of 2002, compared to $2.3 million in the same quarter of 2001, a decrease of $34,000. For the first six months of 2002, operating expenses increased $482,000 to $4.6 million, compared to $4.1 million for the same period in 2001. The increase was primarily due to increased personnel costs and loan-processing costs that were partly offset by the elimination of affiliate commissions due to the transfer of mortgage originators previously employed by the Retail Segment. The higher personnel costs, which included volume driven commissions, were also primarily due to the transfer of the mortgage originators from the Retail Segment. The decrease in affiliate commissions was also the result of the employee transfer.

The unpaid principal balance of mortgage loans serviced, including loans held for sale and loans serviced for the BANK, was $1.33 billion at June 30, 2002 compared to $1.31 billion at June 30, 2001.

The Mortgage Segment represented a negative 1.9% and a positive 9.7% of total segment Operating Profit in the second quarter of 2002 and 2001, respectively, and a positive 2.0% for 2002 year-to-date versus a positive 7.4% for the same period in 2001.


                              BALANCE SHEET REVIEW

Total assets were $4.3 billion at June 30, 2002, an increase of $265.1 million or 6.6% from December 31, 2001. Total liabilities increased $236.0 million over the same period, while stockholders' equity increased $29.1 million.

Total earning assets, including COLI, increased $295.6 million from December 31, 2001. Non-earning assets decreased $30.5 million over the same period. The increase in earning assets was primarily related to a $191.2 million increase in loans and a $162.9 million increase in investment securities. These increases were partially offset by a $73.1 million decrease in loans held for sale. The increase in investment securities stems from actions taken to rebuild the Company's portfolio following last year's Security Portfolio Restructuring and prepayment activity on mortgage related securities. These actions are aimed at improving the utilization of AMCORE's capital position. The increase in loans was mainly attributable to increases in installment/consumer loans, specifically growth in the indirect automobile loan portfolio, commercial real estate loans and commercial and industrial loans. Included in these increases was $66.2 million in loan growth attributable to the Branch Expansion. The decline in loans held for sale reflect the return to more normal levels of mortgage activity following the boom of the past year that left the Company with a sizeable pipeline of loans awaiting sale to the secondary market at December 31, 2001. The reduction in non-earning assets was primarily attributable to a decline in cash and cash equivalents.

Total deposits increased $224.4 million from December 31, 2001, primarily the result of a $123.9 million increase in brokered CD's incurred to partially fund the rebuilding of the investment security portfolio noted above. The Branch Expansion contributed $29.6 million to the increase in deposits, while existing branches contributed $70.9 million. Short-term borrowings increased by $72.6 million over the same period and were partly offset by a decline of $50.5 million in long-term borrowings. These changes primarily reflect the reclassification of Federal Home Loan Bank borrowings that are set to mature in less than one year. The remainder of the increase in short-term borrowings is attributable to an increase in repurchase agreements and fed funds purchased, net of a decline in commercial paper borrowing. The net increase in borrowings, along with the deposit growth noted above, was used to fund the increase in loans and securities. Other liabilities decreased $10.5 million.

The stockholders' equity increase was primarily due to an increase in the net unrealized gains in the Company's available for sale investment portfolio and earnings for the first six months of 2002 less dividends paid to shareholders.


                              ASSET QUALITY REVIEW

Allowance for Loan and Lease Losses

The determination by management of the appropriate level of the Allowance amounted to $34.0 million at June 30, 2002, compared to $33.9 million at December 31, 2001, an increase of $46,000 or less than one percent. The Allowance is a significant estimate that is regularly reviewed by management to determine whether of not the amount is considered adequate to absorb probable losses. If not, an additional Provision is made to increase the Allowance. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan groups or pools that are based on historical loss experience and general loss estimates that are based upon the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect the borrower's ability to repay, and current economic and industry conditions.

As of June 30, 2002, the Allowance as a percent of total loans and of non-performing loans was 1.27% and 120%, respectively. These compare to the same ratios at December 31, 2001 of 1.37% and 128%. Net charge-offs were $5.2 million for the first six months of 2002 versus $5.1 million for the first six months of 2001. These represented 0.41% and 0.40% of average loans, respectively, on an annualized basis. AMCORE's management believes that the Allowance coverage remains adequate.

An analysis of the Allowance is shown in Table 5.

Non-performing Assets

Non-performing assets consist of non-accrual loans, loans with restructured terms, other real estate owned and other foreclosed assets. Non-performing assets totaled $34.6 million as of June 30, 2002, an increase of $785,000 or 2.3% from the $33.8 million at December 31, 2001. Total non-performing assets represented 0.81% and 0.84% of total assets at June 30, 2002 and December 31, 2001, respectively.

Loans 90 days or more past due and still accruing interest were $5.5 million at June 30, 2002, compared to $14.0 million at December 31, 2001, a decline of $8.5 million or 60.9%. A significant portion of the decrease reflects the discontinuation of interest accruals on credits whose delinquencies had increased beyond what was considered a reasonable collection period.

On a net basis, non-performing assets and loans 90 days or more past due and still accruing declined $6.6 million since December 31, 2001. In comparison, over this same time period, gross charge-offs were $6.1 million. This improvement of overall loan quality, during a period of loan growth, reflects improvements made to the Company's centralized underwriting function coupled with a lending culture focused on improving asset quality. Continued improvements in asset quality remain a high priority for AMCORE.

An analysis of non-performing assets is shown in Table 5.

                               CAPITAL MANAGEMENT

Total stockholders' equity at June 30, 2002, was $330.7 million, an increase of $29.1 million or 9.6% from December 31, 2001. The stockholders' equity increase was largely the result of an increase in the net unrealized gains in the Company's available for sale investment portfolio and earnings for the first six-months of 2002 less dividends paid to shareholders. AMCORE paid dividends of $0.16 per share in the second quarters of 2002 and 2001.

Since June 30, 2001, the Company has repurchased 1.2 million of its own shares at an average price of $22.21 pursuant to the Stock Repurchase Programs.

AMCORE has outstanding $25.0 million of capital securities through AMCORE Capital Trust I (Trust), a statutory business trust, of which all common securities are owned by AMCORE. The capital securities qualify as Tier 1 capital for regulatory capital purposes.

As presented below, AMCORE's ratio of risk-based capital at 11.25%, its Tier 1 capital at 10.18% and its leverage ratio of 7.79%, all significantly exceed the regulatory minimums (as the following table indicates), as of June 30, 2002. The BANK, whose ratios are not presented below, is considered a "well-capitalized" institution based on regulatory guidelines.

(dollars in thousands)                                 June 30, 2002                      June 30, 2001
                                                       -------------                      -------------

                                                  Amount            Ratio           Amount             Ratio
                                                  ------            -----           ------             -----

Total Capital (to Risk Weighted Assets)            $359,222        11.25%            $366,296          12.51%
Total Capital Minimum                               255,501         8.00%             234,260           8.00%
                                             -----------------------------     -------------------------------
Amount in Excess of Regulatory Minimum             $103,721         3.25%            $132,036           4.51%
                                             =============================     ===============================

Tier 1 Capital (to Risk Weighted Assets)           $325,105        10.18%            $333,290          11.38%
Tier 1 Capital Minimum                              127,750         4.00%             117,130           4.00%
                                             -----------------------------     -------------------------------
Amount in Excess of Regulatory Minimum             $197,355         6.18%            $216,160           7.38%
                                             =============================     ===============================

Tier 1 Capital (to Average Assets)                 $325,105         7.79%            $333,290           8.18%
Tier 1 Capital Minimum                              166,885         4.00%             162,906           4.00%


                                             -----------------------------     -------------------------------
Amount in Excess of Regulatory Minimum             $158,220         3.79%            $170,384           4.18%
                                             =============================     ===============================

Risk adjusted assets                             $3,193,759                        $2,928,252
                                             ===============                   ===============

Average assets                                   $4,172,124                        $4,072,654
                                             ===============                   ===============

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

While AMCORE manages other risks in its normal course of operations, such as credit and liquidity risk, it considers interest-rate risk to be its most significant market risk. AMCORE's net interest income can be significantly impacted by external factors. These factors include, but are not limited to: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities re-price, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings, competition, a general rise or decline in interest rates, changes in the slope of the yield curve or changes in historical relationships between indices.

AMCORE's asset and liability management process is utilized to manage market and interest rate risk through structuring the balance sheet and off-balance sheet instruments to maximize net interest income while maintaining acceptable levels of risk to changes in market interest rates. Interest rate sensitivity analysis is performed monthly using various simulations with an asset/liability modeling system. These analyses are reviewed by the Asset and Liability Committee (ALCO), whose actions attempt to minimize any sudden or sustained negative impact that interest rate movements may have on net interest income. ALCO reviews the impact of liquidity, loan and deposit pricing compared to its competition, capital adequacy and rate sensitivity, among other things, and determines appropriate policy direction to maintain or meet established ALCO guidelines.

Based upon an immediate increase in interest rates of 100 basis points and no change in the slope of the yield curve, the potential decrease in net interest income for the twelve-month period beginning July 1, 2002 would be approximately $3.3 million. This analysis assumes no growth in assets or liabilities and replacement of maturing instruments with like-kind instruments. At the end of 2001, comparable assumptions would have resulted in a potential decrease in 2002 net interest income of $566,000. Thus, AMCORE's earnings at risk from a rising-rate scenario have increased since the end of 2001.

Conversely, an immediate decrease in interest rates of 100 basis points and no change in the slope of the yield curve would result in a potential decrease in net interest income for the twelve-month period beginning July 1, 2002 of approximately $24,000. The same assumptions at the end of 2001 would have resulted in a potential decrease in net interest income of $3.1 million. AMCORE's sensitivity to declining interest rates has decreased since the end of 2001.

The amounts and assumptions used in the rising and falling rate scenarios should not be viewed as indicative of expected actual results. In addition to rising or falling interest rates, AMCORE's net interest income can be significantly impacted by a variety of external factors, such as those previously noted, and by the impact of the growth of the Company. In addition, as interest rates move, the ALCO is likely to adjust interest rate risk management strategies to limit, to the extent possible, the adverse impact that such changes in interest rates might otherwise have on AMCORE's net interest income, as well as maximize potential positive impacts such movements might have.

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company's December 31, 2001 Form 10-K.

                                     TABLE 1
          AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS

                                                                  Quarter Ended                      Quarter Ended
                                                                  June 30, 2002                      June 30, 2001
                                                       ---------------------------------  -----------------------------------
                                                         Average                 Average    Average                   Average
                                                         Balance      Interest     Rate     Balance       Interest      Rate
                                                       ---------------------------------  -----------------------------------
                                                                                 ($ in thousands)
Assets
Interest-Earning Assets:
      Taxable securities                               $   982,459  $    14,156    5.76%  $   892,018   $    14,890     6.68%
      Tax-exempt securities (1)                            236,433        4,446    7.52%      281,810         5,412     7.68%
                                                       ----------------------------------------------------------------------
         Total Securities (2)                            1,218,892       18,602    6.10%    1,173,828        20,302     6.92%
      Loans held for sale (3)                               26,944          478    7.10%       40,399           595     5.89%
      Loans (1) (4)                                      2,602,993       46,061    7.09%    2,531,096        52,670     8.34%
      Other earning assets                                  21,319           88    1.66%       23,538           258     4.40%
      Fees on loans held for sale (3)                           --          346      --            --           380       --
                                                       ---------------------------------  -----------------------------------
           Total Interest-Earning Assets               $ 3,870,148  $    65,575    6.79%  $ 3,768,861   $    74,205     7.89%
Non Interest-Earning Assets:
      Cash and due from banks                               98,406                            101,916
      Other assets                                         268,252                            249,052
      Allowance for loan and lease losses                  (34,096)                           (29,657)
                                                       -----------                        -----------
               Total Assets                            $ 4,202,710                        $ 4,090,172
                                                       ===========                        ===========

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
      Interest-bearing demand and savings deposits     $ 1,071,847  $     3,547    1.33%  $ 1,002,395   $     7,133     2.85%
      Time deposits                                      1,640,514       19,489    4.77%    1,589,174        24,510     6.19%
                                                       ---------------------------------  -----------------------------------
         Total interest-bearing deposits                 2,712,361       23,036    3.41%    2,591,569        31,643     4.90%
      Short-term borrowings                                533,888        5,375    4.04%      455,285         6,638     5.85%
      Long-term borrowings                                 217,766        3,212    5.92%      308,757         4,591     5.96%
                                                       ---------------------------------  -----------------------------------
         Total Interest-Bearing Liabilities            $ 3,464,015  $    31,623    3.66%  $ 3,355,611   $    42,872     5.12%
Noninterest-Bearing Liabilities:
      Demand deposits                                      356,195                            345,543
      Other liabilities                                     63,169                             75,700
                                                       -----------                        -----------
         Total Liabilities                             $ 3,883,379                        $ 3,776,854
Stockholders' Equity                                       319,331                            313,318
                                                       -----------                        -----------
               Total Liabilities and
                  Stockholders' Equity                 $ 4,202,710                        $ 4,090,172
                                                       ===========                        ===========

           Net Interest Income (FTE)                                $    33,952                         $    31,333
                                                                    ===========                         ===========

           Net Interest Spread (FTE)                                               3.13%                                2.77%
                                                                                   ====                                 ====

           Interest Rate Margin (FTE)                                              3.51%                                3.32%
                                                                                   ====                                 ====

Notes:
(1) The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(2) The average balances of the securities are based on amortized historical cost.
(3) The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
(4) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $867,000 and $664,000, respectively.

                                     TABLE 2
            ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

                                                                  Six Months Ended                  Six Months Ended
                                                                    June 30, 2002                     June 30, 2001
                                                       -----------------------------------  --------------------------------
                                                         Average                   Average   Average                 Average
                                                         Balance       Interest      Rate    Balance      Interest    Rate
                                                       -----------------------------------  --------------------------------
                                                                                     ($ in thousands)
Assets
Interest-Earning Assets:
      Taxable securities                               $   913,937    $    26,160    5.73%  $   913,538   $  30,917    6.77%
      Tax-exempt securities (1)                            239,355          9,058    7.57%      283,446      10,880    7.68%
                                                       ---------------------------------------------------------------------
         Total Securities (2)                          $ 1,153,292    $    35,218    6.11%  $ 1,196,984   $  41,797    6.99%
      Loans held for sale (3)                               39,487          1,283    6.50%       38,289       1,307    6.84%
      Loans (1) (4)                                      2,556,837         90,795    7.15%    2,561,457     107,530    8.45%
      Other earning assets                                  18,494            144    1.57%       27,481         709    5.20%
      Fees on loans held for sale (3)                           --            660   --               --         605   --
                                                       -----------------------------------  --------------------------------
         Total Interest-Earning Assets                 $ 3,768,110    $   128,100    6.83%  $ 3,824,211   $ 151,948    7.98%
Non Interest-Earning Assets
      Cash and due from banks                               98,406                               99,710
      Other assets                                         261,942                              236,018
      Allowance for loan and lease losses                  (34,067)                             (29,451)
                                                       -----------                          -----------
           Total Assets                                $ 4,094,391                          $ 4,130,488
                                                       ===========                          ===========

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:

      Interest-bearing demand and savings deposits     $ 1,050,799    $     6,865    1.32%  $ 1,012,525   $  16,102    3.21%
      Time deposits                                      1,567,383         38,014    4.89%    1,638,324      50,756    6.25%
                                                       -----------------------------------  --------------------------------
         Total interest-bearing deposits               $ 2,618,182    $    44,879    3.46%  $ 2,650,849   $  66,858    5.09%
      Short-term borrowings                                515,577         10,558    4.13%      449,558      13,396    6.01%
      Long-term borrowings                                 228,173          6,718    5.94%      297,654       9,018    6.11%
                                                       -----------------------------------  --------------------------------
         Total Interest-Bearing Liabilities            $ 3,361,932    $    62,155    3.73%  $ 3,398,061   $  89,272    5.30%
Noninterest-Bearing Liabilities:
      Demand deposits                                      353,150                              345,358
      Other liabilities                                     64,997                               74,827
                                                       -----------                          -----------
         Total Liabilities                             $ 3,780,079                          $ 3,818,246
Stockholders' Equity                                       314,312                              312,242
                                                       -----------                          -----------
               Total Liabilities and
                   Stockholders' Equity                $ 4,094,391                          $ 4,130,488
                                                       ===========                          ===========

           Net Interest Income (FTE)                                  $    65,945                         $    62,676
                                                                      ===========                         ===========

           Net Interest Spread (FTE)                                                 3.10%                             2.68%
                                                                                     ====                              ====

           Interest Rate Margin (FTE)                                                3.51%                             3.27%
                                                                                     ====                              ====

Notes:
(1) The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(2) The average balances of the securities are based on amortized historical cost.
(3) The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
(4) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $1.5 million and $1.3 million, respectively.

                                     TABLE 3
             ANALYSIS OF YEAR-TO-DATE CHANGES IN NET INTEREST INCOME

                                                                               Quarter Ended
                                                                            June 2002/June 2001
                                                            -------------------------------------------------
                                                                                                   Total Net
                                                            Increase (Decrease) Due to Change In   Increase
                                                              Average Volume      Average Rate    (Decrease)
                                                            -------------------------------------------------
                                                                            (in thousands)
Interest Income:
            Taxable securities                                  $  1,422            $ (2,156)     $   (734)
            Tax-exempt securities (1)                               (855)               (111)         (966)
                                                                -------------------------------------------
               Total Securities (2)                                  757              (2,457)       (1,700)
            Loans held for sale (3)                                 (223)                106          (117)
            Loans  (1) (4)                                         1,459              (8,068)       (6,609)
            Other earning assets                                     (14)               (156)         (170)
            Fees on loans held for sale (3)                           --                 (34)          (34)
                                                                -------------------------------------------
            Total Interest-Earning Assets                       $  1,949            $(10,579)     $ (8,630)
                                                                ===========================================

Interest Expense:
            Interest-bearing demand and savings deposits        $    401            $ (3,987)     $ (3,586)
            Time deposits                                            559              (5,580)       (5,021)
                                                                -------------------------------------------
              Total interest-bearing deposits                      1,415             (10,022)       (8,607)
            Short-term borrowings                                  1,019              (2,282)       (1,263)
            Long-term borrowings                                  (1,342)                (37)       (1,379)
                                                                -------------------------------------------
            Total Interest-Bearing Liabilities                  $  1,341            $(12,590)     $(11,249)
                                                                -------------------------------------------
            Net Interest Margin / Net Interest Income (FTE)     $    608            $  2,011      $  2,619
                                                                ===========================================

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

                                     TABLE 4
          ANALYSIS OF QUARTER-TO-QUARTER CHANGES IN NET INTEREST INCOME

                                                                              Six Months Ended
                                                                             June 2002/June 2001
                                                           -------------------------------------------------
                                                                                                  Total Net
                                                           Increase (Decrease)  Due to Change In   Increase
                                                             Average Volume       Average Rate    (Decrease)
                                                           -------------------------------------------------
                                                                               (in thousands)
Interest Income:
            Taxable securities                                   $     14           $ (4,771)      $ (4,757)
            Tax-exempt securities (1)                              (1,671)              (151)        (1,822)
                                                                --------------------------------------------
               Total Securities (2)                                (1,482)            (5,097)        (6,579)
            Loans held for sale (3)                                    41                (65)           (24)
            Loans  (1) (4)                                           (194)           (16,541)       (16,735)
            Other earning assets                                     (145)              (420)          (565)
            Fees on loans held for sale (3)                            --                 55             55
                                                                --------------------------------------------
            Total Interest-Earning Assets                        $ (2,216)          $(21,632)      $(23,848)
                                                                ============================================

Interest Expense:
            Interest-bearing demand and savings deposits         $    237           $ (9,474)      $ (9,237)
            Time deposits                                          (2,244)           (10,498)       (12,742)
                                                                --------------------------------------------
              Total interest-bearing deposits                        (814)           (21,165)       (21,979)
            Short-term borrowings                                   1,771             (4,609)        (2,838)
            Long-term borrowings                                   (2,052)              (248)        (2,300)
                                                                --------------------------------------------
            Total Interest-Bearing Liabilities                   $   (940)          $(26,177)      $(27,117)
                                                                --------------------------------------------

            Net Interest Margin / Net Interest Income (FTE)      $ (1,276)          $  4,545       $  3,269
                                                                ============================================

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

                                     TABLE 5
                                  ASSET QUALITY

      The components of non-performing loans and leases at June 30, 2002 and December 31, 2001 were as follows:

                                                      June 30,    December 31,
                                                        2002          2001
                                                      ------------------------
Impaired loans:                                           (in thousands)
      Non-accrual loans and leases
          Commercial ............................      $ 7,970      $ 8,624
          Real estate ...........................        3,877        3,908
Other non-performing:
          Non-accrual loans (1) .................       16,522       13,925
                                                      ---------------------
          Total non-performing loans ............      $28,369      $26,457
                                                      =====================

Foreclosed assets:
          Real estate ...........................        3,844        5,625
          Other .................................        2,358        1,704
                                                      ---------------------
          Total foreclosed assets ...............      $ 6,202      $ 7,329
                                                      =====================

          Total non-performing assets ...........      $34,571      $33,786
                                                      =====================
Loans 90 days or more past due and still accruing      $ 5,479      $14,001

(1) These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

      An anaylsis of the allowance for loan and lease losses for the periods ended June 30, 2002 and 2001 is presented below:

                                                             For the Three Months     For the Six Months
                                                                Ended June 30,          Ended June 30,
                                                               2002        2001        2002        2001
                                                             --------------------    --------------------
                                                                           (in thousands)
      Balance at beginning of period ....................    $33,710     $29,561     $33,940     $29,157
      Charge-Offs:
          Commercial, financial and agricultural ........        584       2,214       1,286       2,731
          Real estate ...................................        781         712       1,710       1,103
          Installment and consumer ......................      1,369       1,138       3,063       2,325
          Direct leases .................................         60          51          66          51
                                                             --------------------    --------------------
                                                               2,794       4,115       6,125       6,210
      Recoveries:
          Commercial, financial and agricultural ........         51          85         156         210
          Real estate ...................................         94         192         168         255
          Installment and consumer ......................        263         291         539         632
          Direct leases .................................          9          --          15           8
                                                             --------------------    --------------------
                                                                 417         568         878       1,105

      Net Charge-Offs ...................................      2,377       3,547       5,247       5,105
      Provision charged to expense ......................      2,653       7,557       5,293       9,713
      Reductions due to sale of loans ...................         --         565          --         759
                                                             --------------------    --------------------

      Balance at end of period ..........................    $33,986     $33,006     $33,986     $33,006
                                                             ====================    ====================

      Ratio of net-charge-offs during the period
      to average loans outstanding during the period  (1)       0.37%       0.56%       0.41%       0.40%
                                                             ====================    ====================

(1)  On an annualized basis

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

Subsequent to the end of the second quarter of 2002, the Company reached a negotiated agreement with its insurance carrier and Plaintiffs' counsel to settle the lawsuit and other potential claims outlined below. The Company expects to have all settlement agreements signed and lawsuits dismissed prior to the end of the third quarter. The settlement agreement will be recorded in the third quarter of 2002 and will have an immaterial effect on the Company's consolidated financial condition and consolidated results of operations.

On August 26, 1999, Willie Parker and five other plaintiffs filed a civil action in the Circuit Court of Humphreys County, Mississippi against AMCORE Consumer Finance Company, Inc., a subsidiary of the Company and other defendants containing twelve separate counts related to the sale and financing of residential satellite dish systems. Though the actual purchase price for each of these systems involves a principal amount of less than $3,000, the complaint prays for economic loss and compensatory damages in the amount of $5 million for each plaintiff and punitive damages in the amount of $100 million for each plaintiff. The Company denied the plaintiffs' allegations and removed the case to the United States District Court for the Northern District of Mississippi. Plaintiff's filed a motion to remand the case back to state court.

During the second quarter of 2001, the Company made a settlement offer to Plaintiffs' counsel. The Company recorded an accrual reflecting the amount offered. There were no other developments during the quarter. Subsequent to the end of the second quarter of 2001, the Company was notified of several developments. On April 26, 2002 the Mississippi federal district court entered an order which referred the case to the federal bankruptcy court for a decision on pursuing the claim as an asset in one of the plaintiff's bankruptcy proceedings, the case was then to be referred back to the federal court for all further proceedings as requested by the Company. Plaintiffs' motion to remand to state court was denied. Plaintiffs' attorneys rejected the Company's settlement offer. In addition, they notified the Company's counsel that they had identified 20 more individuals with potential claims similar to those of the named Plaintiffs'. No lawsuits were ever filed on their behalf. During the second quarter of 2002, the Company's counsel submitted a new offer to Plaintiffs' counsel to resolve all claims and the Company adjusted its accrual to reflect the offer.

ITEM 4.  Submission of Matters to a Vote of Security Holders

(a) - (d)  None

ITEM 6.  Exhibits and Reports on Form 10-Q

(a) 3 Amended and Restated Articles of Incorporation of AMCORE Financial, Inc. dated April 8, 1986 (Incorporated by reference to
              Exhibit 3 of AMCORE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE's definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to
              Article 5 (Incorporated by reference to AMCORE's definitive 1990 Proxy Statement dated March 21, 1990).

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

    10.1 Separation, Release and Consulting Agreement dated June 20, 2002 between AMCORE Financial, Inc. and Robert J. Meuleman.

    10.2 Amendment to Loan Agreement with M & I Marshall and Ilsley Bank dated April 30, 2002.

    10.3 AMCORE Financial, Inc. Amended and Restated Deferred Compensation Plan Effective January 10, 2002.

    99.1      Additional exhibits - Press release dated July 18, 2002

    99.2 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed during the second quarter of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            AMCORE Financial, Inc.

                            (Registrant)



Date: August 14, 2002




                            /s/ John R. Hecht
                            ----------------------------------------------------
                            John R. Hecht
                            Executive Vice President and Chief Financial Officer (Duly authorized officer of the registrant and principal financial officer)