Form 10-Q
period 2002-09-30
AMCORE FINANCIAL INC
filed 2002-11-15
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002



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
The number of shares outstanding of the registrant's common stock, par value $.22 per share, at October 31, 2002 was 24,771,325 shares.

                             AMCORE FINANCIAL, INC.

                           Form 10-Q Table of Contents


PART I                                                              Page Number
------                                                              -----------

Item 1 Financial Statements

       Consolidated Balance Sheets as of September 30, 2002 and
         December 31, 2001                                                   3

       Consolidated Statements of Income for the Three and Nine Months
         Ended September 30, 2002 and 2001                                   4

       Consolidated Statements of Stockholders' Equity for the Nine Months
         Ended September 30, 2002 and 2001                                   5

       Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2002 and 2001                                   6

       Notes to Consolidated Financial Statements                            7

Item 2 Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          21

Item 3 Quantitative and Qualitative Disclosures About Market Risk           39

Item 4 Controls and Procedures                                              40

PART II
-------

Item 1 Legal Proceedings                                                    46

Item 6 Exhibits and Reports on Form 8-K                                     47


Signatures                                                                  48

Certifications                                                              49

Exhibit Index                                                               51

PART I.  ITEM 1: Financial Statements


AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                            September 30,       December 31,
                                                                                                2002               2001
==============================================================================================================================
                                                                                             (in thousands, except share data)
   Assets      Cash and cash equivalents.....................................................    $143,846          $134,244
               Interest earning deposits in banks............................................       3,315             3,087
               Federal funds sold and other short-term investments...........................       2,800               300
               Securities available for sale.................................................   1,200,374         1,087,702
               Loans and leases held for sale................................................      83,832           101,831
               Gross loans and leases........................................................   2,767,277         2,477,193
               Allowance for loan and lease losses...........................................     (34,177)          (33,940)
                                                                                              -----------------------------
                   Net loans and leases......................................................  $2,733,100        $2,443,253
               Company owned life insurance..................................................     107,414            99,982
               Premises and equipment, net ..................................................      51,507            49,337
               Intangible assets, net........................................................      15,821            15,927
               Foreclosed real estate........................................................       3,118             5,625
               Other assets..................................................................      77,359            80,559
                                                                                              -----------------------------
                   TOTAL ASSETS..............................................................  $4,422,486        $4,021,847
                                                                                              =============================


 Liabilities   LIABILITIES
     And       Deposits:
Stockholders'    Demand deposits.............................................................  $1,397,595        $1,302,497
   Equity        Savings deposits............................................................     134,585           122,185
                 Other time deposits.........................................................   1,697,607         1,469,055
                                                                                              -----------------------------
                    Total deposits...........................................................  $3,229,787        $2,893,737
               Short-term borrowings.........................................................     568,213           475,716
               Long-term borrowings .........................................................     184,785           268,230
               Other liabilities.............................................................      89,398            82,504
                                                                                              -----------------------------
                    TOTAL LIABILITIES........................................................  $4,072,183        $3,720,187
                                                                                              -----------------------------

               STOCKHOLDERS' EQUITY
               Preferred stock, $1 par value;  authorized 10,000,000 shares; none issued.....  $        -        $        -
               Common stock, $.22 par value;  authorized 45,000,000 shares;
                                                   September 30,      December 31,
                                                       2002               2001
                                                       ----               ----
                                        Issued      29,777,426         29,739,393
                                        Outstanding 24,762,000         24,602,505                   6,613             6,605
               Additional paid-in capital....................................................      73,140            74,045
               Retained earnings ............................................................     342,953           323,615
               Deferred compensation.........................................................        (757)           (2,107)
               Treasury stock (9/30/02 - 5,015,426 shares; 12/31/01 - 5,136,888 shares)......     (97,445)         (100,197)
               Accumulated other comprehensive income (loss).................................      25,799              (301)
                                                                                              -----------------------------
                    TOTAL STOCKHOLDERS' EQUITY...............................................    $350,303          $301,660
                                                                                              -----------------------------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............................  $4,422,486        $4,021,847
                                                                                              =============================

See accompanying notes to consolidated financial statements (unaudited).

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                     For the Three Months    For the Nine Months
                                                                                      Ended September 30,     Ended September 30,
                                                                                       2002        2001        2002        2001
=================================================================================================================================
                                                                                         (in thousands, except per share data)
  Interest   Interest and fees on loans and leases.................................. $47,573     $50,166     $137,965    $157,289
   Income    Interest on securities:
               Taxable..............................................................  13,492      13,470       39,652      44,387
               Tax-exempt...........................................................   2,906       3,335        8,794      10,407
                                                                                    ---------------------------------------------
                  Total Income from Securities...................................... $16,398     $16,805      $48,446     $54,794
                                                                                    ---------------------------------------------

             Interest on federal funds sold and other short-term investments........     $16        $147         $119        $414
             Interest and fees on loans and leases held for sale....................   1,272       1,157        3,215       3,069
             Interest on deposits in banks..........................................      23          93           64         535
                                                                                    ---------------------------------------------
                  Total Interest Income............................................. $65,282     $68,368     $189,809    $216,101
                                                                                    ---------------------------------------------

  Interest   Interest on deposits................................................... $23,066     $28,840      $67,945     $95,728
  Expense    Interest on short-term borrowings......................................   3,962       4,439       11,499      16,632
             Interest on long-term borrowings.......................................   4,396       5,197       14,135      15,388
                                                                                    ---------------------------------------------
                  Total Interest Expense............................................ $31,424     $38,476      $93,579    $127,748
                                                                                    ---------------------------------------------
                  Net Interest Income............................................... $33,858     $29,892      $96,230     $88,353
             Provision for loan and lease losses....................................   3,360       4,656        8,653      14,369
                                                                                    ---------------------------------------------
                  Net Interest Income After Provision for Loan
                      and Lease Losses.............................................. $30,498     $25,236      $87,577     $73,984
                                                                                    ---------------------------------------------

    Non-     Trust and asset management income......................................  $5,929      $6,737      $18,808     $20,354
  Interest   Service charges on deposits............................................   4,882       3,950       12,862      10,758
   Income    Mortgage revenues......................................................   1,340         898        3,684       4,194
             Company owned life insurance income....................................   1,458       1,505        4,184       3,935
             Gain on branch sales...................................................       -       1,803            -      10,498
             Other..................................................................   2,943       3,603        8,777       9,039
                                                                                    ---------------------------------------------
                  Non-Interest Income, Excluding Net
                      Security Gains (Losses)....................................... $16,552     $18,496      $48,315     $58,778
             Net security gains (losses)............................................   1,144         309        2,503      (1,220)
                                                                                    ---------------------------------------------
                  Total Non-Interest Income......................................... $17,696     $18,805      $50,818     $57,558

 Operating   Compensation expense................................................... $15,795     $13,549      $44,576     $40,581
  Expenses   Employee benefits......................................................   4,168       3,289       11,856      10,386
             Net occupancy expense..................................................   2,034       1,825        5,883       5,685
             Equipment expense......................................................   2,036       1,818        5,820       5,992
             Data processing expense................................................   1,624       1,516        4,885       4,518
             Professional fees......................................................   1,112         732        3,207       2,884
             Communication expense..................................................     999         929        3,058       2,976
             Advertising and business development...................................   1,095       1,021        3,486       3,146
             Amortization of intangible assets......................................      35         510          106       1,595
             Other..................................................................   5,351       4,223       14,296      12,838
                                                                                    ---------------------------------------------
                  Total Operating Expenses.......................................... $34,249     $29,412      $97,173     $90,601
                                                                                    ---------------------------------------------

             Income Before Income Taxes, Extraordinary Item and Accounting Change... $13,945     $14,629      $41,222     $40,941
             Income taxes...........................................................   3,262       3,682       10,030      10,263
                                                                                    ---------------------------------------------
             Net Income Before Extraordinary Item and Accounting Change............. $10,683     $10,947      $31,192     $30,678
                    Extraordinary item:  Early extinguishment of debt (net of tax)..       -       ($204)           -        (204)
                    Cumulative effect of accounting change (net of tax).............       -           -            -         225
                                                                                    ---------------------------------------------
                  NET INCOME........................................................ $10,683     $10,743      $31,192     $30,699
                                                                                    =============================================
=================================================================================================================================
EARNINGS PER COMMON SHARE (EPS)
             Basic EPS
                    Income Before Extraordinary Item and Accounting Change.......... $  0.43     $  0.43      $  1.26     $  1.19
                    Extraordinary item:  Early extinguishment of debt...............    0.00       (0.01)        0.00       (0.01)
                    Cumulative effect of accounting change..........................    0.00        0.00         0.00        0.01
                                                                                    ---------------------------------------------
                    Basic net income................................................ $  0.43     $  0.42      $  1.26     $  1.19
                                                                                    =============================================
             Diluted EPS
                    Income Before Extraordinary Item and Accounting Change.......... $  0.43     $  0.43      $  1.25     $  1.18
                    Extraordinary item:  Early extinguishment of debt...............    0.00       (0.01)        0.00       (0.01)
                    Cumulative effect of accounting change..........................    0.00        0.00         0.00        0.01
                                                                                    ---------------------------------------------
                    Diluted net income.............................................. $  0.43     $  0.42      $  1.25     $  1.18
                                                                                    =============================================
DIVIDENDS PER COMMON SHARE.......................................................... $  0.16     $  0.16      $  0.48     $  0.48
AVERAGE COMMON SHARES OUTSTANDING
             Basic..................................................................  24,732      25,384       24,676      25,725
             Diluted................................................................  24,923      25,640       24,899      25,966
=================================================================================================================================

See accompanying notes to consolidated financial statements (unaudited).

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                                     Additional
                                                           Common     Paid-In    Retained     Deferred    Treasury
                                                           Stock      Capital    Earnings   Compensation   Stock
                                                          ---------  ---------   ---------  ------------  ---------
                                                                        (in thousands, except share data)
Balance at December 31, 2000 ...........................  $   6,596  $  74,900   $ 297,703    $  (1,651)  $ (69,385)
                                                          ---------  ---------   ---------    ---------   ---------
Comprehensive Income:
 Net Income before accounting change and
  extinguishment of debt ...............................         --         --      30,678           --          --
 Cumulative effect of extinguishment of debt, net of tax         --         --        (204)          --          --
  Cumulative effect of accounting change, net of tax ...         --         --         225           --          --
  Current period SFAS No. 133 transactions, net of tax .         --         --          --           --          --
  SFAS No. 133 reclassification to earnings, net of tax          --         --          --           --          --
                                                          ---------  ---------   ---------    ---------   ---------
Net cumulative effect of SFAS No. 133 ..................         --         --         225           --          --
                                                          =========  =========   =========    =========   =========
 Unrealized holding gains on securities
  available for sale arising during the period .........         --         --          --           --          --
 Less reclassification adjustment for security
  losses included in net income ........................         --         --          --           --          --
 Income tax effect related to items of other
  comprehensive income .................................         --         --          --           --          --
                                                          ---------  ---------   ---------    ---------   ---------
Net unrealized gains on securities
  available for sale ...................................         --         --          --           --          --
                                                          ---------  ---------   ---------    ---------   ---------
   Comprehensive Income ................................         --         --         225           --          --
                                                          ---------  ---------   ---------    ---------   ---------
 Cash dividends on common stock - $0.48
  per share ............................................         --         --     (12,325)          --          --
 Purchase of 1,456,393 shares for the treasury .........         --         --          --           --     (31,263)
 Reissuance of 3,022 treasury shares under
  non-employee directors stock plan ....................         --         20          --          (80)         60
 Deferred compensation expense .........................         --         --          --          437          --
 Reissuance of 397,059 treasury shares for
  incentive plans ......................................         --     (1,151)         --         (923)      8,497
 Issuance of 32,439 common shares for
 Employee Stock Plan ...................................          7        545          --           --          --
                                                          ---------  ---------   ---------    ---------   ---------
 Balance at September 30, 2001 .........................  $   6,603  $  74,314   $ 316,077    $  (2,217)  $ (92,091)
                                                          =========  =========   =========    =========   =========

Balance at December 31, 2001 ...........................  $   6,605  $  74,045   $ 323,615    $  (2,107)  $(100,197)
                                                          ---------  ---------   ---------    ---------   ---------
Comprehensive Income:
 Net Income ............................................         --         --      31,192           --          --
  Current period SFAS No. 133 transactions, net of tax .         --         --          --           --          --
  SFAS No. 133 reclassification to earnings, net of tax          --         --          --           --          --
                                                          ---------  ---------   ---------    ---------   ---------
Net cumulative effect of SFAS No. 133 ..................         --         --          --           --          --
                                                          ---------  ---------   ---------    ---------   ---------
 Unrealized holding gains on securities
  available for sale arising during the period .........         --         --          --           --          --
 Less reclassification adjustment for security
  gains included in net income .........................         --         --          --           --          --
 Income tax effect related to items of other
  comprehensive income .................................         --         --          --           --          --
                                                          ---------  ---------   ---------    ---------   ---------
Net unrealized gains on securities
  available for sale ...................................         --         --          --           --          --
                                                          ---------  ---------   ---------    ---------   ---------
  Comprehensive Income .................................         --         --      31,192           --          --
                                                          ---------  ---------   ---------    ---------   ---------
 Cash dividends on common stock - $0.48
  per share ............................................         --         --     (11,854)          --          --
 Purchase of 109,318 shares for the treasury ...........         --         --          --           --      (2,410)
 Reissuance of 1,635 treasury shares under
  non-employee directors stock plan ....................         --          5          --          (47)         42
 Deferred compensation expense and other ...............         --       (389)         --        1,358          --
 Reissuance of 229,145 treasury shares for
  incentive plans ......................................         --     (1,200)         --           39       5,120
 Issuance of 38,033 common shares for
 Employee Stock Plan ...................................          8        679          --           --          --
                                                          ---------  ---------   ---------    ---------   ---------
 Balance at September 30, 2002 .........................  $   6,613  $  73,140   $ 342,953    $    (757)  $ (97,445)
                                                          =========  =========   =========    =========   =========

                                                            Accumulated
                                                               Other         Total
                                                           Comprehensive Stockholders'
                                                           Income (Loss)    Equity
                                                           ------------- -------------
Balance at December 31, 2000 ...........................     $     334     $ 308,497
                                                             ---------     ---------
Comprehensive Income:
 Net Income before accounting change and
  extinguishment of debt ...............................            --        30,678
 Cumulative effect of extinguishment of debt, net of tax            --          (204)
  Cumulative effect of accounting change, net of tax ...        (1,548)       (1,323)
  Current period SFAS No. 133 transactions, net of tax .          (667)         (667)
  SFAS No. 133 reclassification to earnings, net of tax         (1,231)       (1,231)
                                                             ---------     ---------
Net cumulative effect of SFAS No. 133 ..................        (3,446)       (3,221)
                                                             =========     =========
 Unrealized holding gains on securities
  available for sale arising during the period .........        21,218        21,218
 Less reclassification adjustment for security
  losses included in net income ........................         1,220         1,220
 Income tax effect related to items of other
  comprehensive income .................................        (8,845)       (8,845)
                                                             ---------     ---------
Net unrealized gains on securities
  available for sale ...................................        13,593        13,593
                                                             ---------     ---------
   Comprehensive Income ................................        10,147        10,372
                                                             ---------     ---------
 Cash dividends on common stock - $0.48
  per share ............................................            --       (12,325)
 Purchase of 1,456,393 shares for the treasury .........            --       (31,263)
 Reissuance of 3,022 treasury shares under
  non-employee directors stock plan ....................            --            --
 Deferred compensation expense .........................            --           437
 Reissuance of 397,059 treasury shares for
  incentive plans ......................................            --         6,423
 Issuance of 32,439 common shares for
 Employee Stock Plan ...................................            --           552
                                                             ---------     ---------
 Balance at September 30, 2001 .........................     $  10,481     $ 313,167
                                                             =========     =========

Balance at December 31, 2001 ...........................     $    (301)    $ 301,660
                                                             ---------     ---------
Comprehensive Income:
 Net Income ............................................            --        31,192
  Current period SFAS No. 133 transactions, net of tax .         2,627         2,627
  SFAS No. 133 reclassification to earnings, net of tax          2,294         2,294
                                                             ---------     ---------
Net cumulative effect of SFAS No. 133 ..................         4,921         4,921
                                                             ---------     ---------
 Unrealized holding gains on securities
  available for sale arising during the period .........        37,260        37,260
 Less reclassification adjustment for security
  gains included in net income .........................        (2,503)       (2,503)
 Income tax effect related to items of other
  comprehensive income .................................       (13,578)      (13,578)
                                                             ---------     ---------
Net unrealized gains on securities
  available for sale ...................................        21,179        21,179
                                                             ---------     ---------
  Comprehensive Income .................................        26,100        57,292
                                                             ---------     ---------
 Cash dividends on common stock - $0.48
  per share ............................................            --       (11,854)
 Purchase of 109,318 shares for the treasury ...........            --        (2,410)
 Reissuance of 1,635 treasury shares under
  non-employee directors stock plan ....................            --            --
 Deferred compensation expense and other ...............            --           969
 Reissuance of 229,145 treasury shares for
  incentive plans ......................................            --         3,959
 Issuance of 38,033 common shares for
 Employee Stock Plan ...................................            --           687
                                                             ---------     ---------
 Balance at September 30, 2002 .........................     $  25,799     $ 350,303
                                                             =========     =========

See accompanying notes to consolidated financial statements (unaudited).

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                         Nine Months Ended
                                                                                                            September 30,
(in thousands)                                                                                          2002           2001
==============================================================================================================================
Cash Flows      Net income .......................................................................    $ 31,192       $ 30,678
From            Extraordinary item: Early extinguishment of debt, net of tax......................           -           (204)
Operating       Cumulative effect of accounting change, net of tax................................           -            225
Activities      Gain on branch sales..............................................................           -        (10,498)
                Adjustments to reconcile net income from operations to
                net cash provided by operating activities:
                     Depreciation and amortization of premises and equipment......................       4,404          4,917
                     Amortization and accretion of securities, net................................       4,721          2,145
                     Provision for loan and lease losses..........................................       8,653         14,369
                     Amortization of intangible assets............................................         106          1,595
                     Net securities (gains) losses................................................      (2,503)         1,220
                     Net gain on sale of loans held for sale......................................      (6,251)        (5,774)
                     Deferred income tax expense..................................................       1,136          1,891
                     Originations of loans held for sale..........................................    (417,223)      (407,817)
                     Proceeds from sales of loans held for sale...................................     441,474        389,319
                     Tax benefit on exercise of stock options ....................................        (914)          (955)
                     Other, net...................................................................      (1,798)        (9,679)
                                                                                                   ---------------------------
                        Net cash provided by operating activities.................................    $ 62,997        $11,432
                                                                                                   ---------------------------

Cash Flows      Proceeds from maturities of securities available for sale.........................   $ 244,885      $ 236,259
From            Proceeds from sales of securities available for sale..............................      61,568        197,446
Investing       Purchase of securities available for sale.........................................    (386,585)      (333,150)
Activities      Net (increase) decrease in federal funds sold and other short-term investments....      (2,500)        34,500
                Net (increase) decrease in interest earning deposits in banks.....................        (228)        16,301
                Proceeds from the sale of loans and leases........................................           -          3,247
                Net (increase) decrease in loans and leases.......................................    (304,622)        64,444
                Investment in company owned life insurance........................................      (3,248)       (40,000)
                Premises and equipment expenditures, net..........................................      (6,256)        (2,596)
                Proceeds from the sale of foreclosed real estate..................................       7,193          3,478
                                                                                                   ---------------------------
                        Net cash (used for) provided by investing activities......................  $ (389,793)     $ 179,929
                                                                                                   ---------------------------

Cash Flows      Net increase in demand deposits and savings accounts..............................   $ 107,498       $ 82,781
From            Net increase (decrease) in time deposits..........................................     228,552       (155,085)
Financing       Net increase in short-term borrowings.............................................       9,547         13,374
Activities      Proceeds from long-term borrowings................................................           -         79,650
                Payment of long-term borrowings...................................................        (495)       (51,495)
                Early extinguishment of debt......................................................           -        (15,000)
                Net payments to settle branch sales...............................................           -        (93,100)
                Dividends paid....................................................................     (11,854)       (12,325)
                Issuance of common shares for employee stock plan.................................         687            552
                Reissuance of treasury shares for incentive plans.................................       4,873          7,378
                Purchase of shares for treasury ..................................................      (2,410)       (31,263)
                                                                                                   ---------------------------
                        Net cash provided by (used for) financing activities......................   $ 336,398     $ (174,533)
                                                                                                   ---------------------------
                Net change in cash and cash equivalents...........................................   $   9,602     $   16,828
                Cash and cash equivalents:
                  Beginning of year...............................................................     134,244        118,807
                                                                                                   ---------------------------
                  End of period...................................................................   $ 143,846     $  135,635
                                                                                                   ===========================

Supplemental    Cash payments for:
Disclosures of    Interest paid to depositors.....................................................    $ 66,633      $ 103,750
Cash Flow         Interest paid on borrowings.....................................................      24,105         32,872
Information       Income tax payment..............................................................       8,221         12,354

Non-Cash        Foreclosed real estate - acquired in settlement of loans..........................       5,071          4,143
Investing and   Transfer current portion of long-term borrowings to short-term borrowings.........      82,950         10,750
Financing       Transfer of held to maturity securities to available for sale.....................           -         10,635
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

Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the "Company") for the year ended December 31, 2001.

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

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" (SFAS No. 147). SFAS No. 147 requires financial institutions to evaluate their accounting for past acquisitions to determine whether revisions are needed. SFAS No. 147 applies to all new and past financial-institution acquisitions, including "branch acquisitions" that qualify as acquisitions of a business, but excludes acquisitions between mutual institutions. The Company does not have any acquisitions that qualify for this new standard.

NOTE 2 - SECURITIES

A summary of securities at September 30, 2002 and December 31, 2001 were as follows:

                                                                Gross        Gross
                                                Amortized    Unrealized    Unrealized      Fair
                                                  Cost          Gains        Losses        Value
                                               -----------------------------------------------------
                                                                   (in thousands)
At September 30, 2002
---------------------
   Securities Available for Sale:
     U.S. Treasury ........................    $    5,010    $       43    $       --     $    5,053
     U.S. Government agencies .............         4,902            29            (5)         4,926
     Agency mortgage-backed securities ....       723,968        21,417           (11)       745,374
     State and political subdivisions .....       227,409        14,644           (50)       242,003
     Corporate obligations and other ......       199,872         3,177           (31)       203,018
                                               -----------------------------------------------------
        Total Securities Available for Sale    $1,161,161    $   39,310    $      (97)    $1,200,374
                                               =====================================================
At December 31, 2001
--------------------
   Securities Available for Sale:
     U.S. Treasury ........................    $   18,984    $      243    $       --     $   19,227
     U.S. Government agencies .............        17,324           112            (9)        17,427
     Agency mortgage-backed securities ....       710,485         3,528        (4,725)       709,288
     State and political subdivisions .....       256,886         6,004        (1,452)       261,438
     Corporate obligations and other ......        79,567           807           (52)        80,322
                                               -----------------------------------------------------
        Total Securities Available for Sale    $1,083,246    $   10,694    $   (6,238)    $1,087,702
                                               =====================================================

Realized gross gains resulting from the sale of securities available for sale were $1.2 million and $424,000 for the three months ended September 30, 2002 and 2001, respectively, and $2.6 million and $1.3 million for the nine months ended September 30, 2002 and 2001, respectively. Realized gross losses resulting from the sale of securities available for sale were $90,000 and $115,000 for the three months ended September 30, 2002 and 2001, respectively, and $90,000 and $2.5 million for the nine months ended September 30, 2002 and 2001, respectively. At September 30, 2002 and 2001, securities with a fair value of $950.3 million and $777.9 million, respectively, were pledged to secure public deposits, securities under agreements to repurchase and for other purposes required by law.


NOTE 3 - LOANS AND LEASES

The composition of the loan and lease portfolio at September 30, 2002 and December 31, 2001, was as follows:

                                         September 30, 2002   December 31, 2001
                                         --------------------------------------
                                                     (in thousands)

Commercial, financial and agricultural .    $   720,855          $   705,486
Real estate-construction ...............        123,852              100,349
Real estate-commercial .................        868,994              724,936
Real estate-residential ................        476,314              500,053
Installment and consumer ...............        575,963              443,106
Direct lease financing .................          1,299                3,263
                                            -----------          -----------
     Gross loans and leases ............    $ 2,767,277          $ 2,477,193
     Allowance for loan and lease losses        (34,177)             (33,940)
                                            -----------          -----------
     NET LOANS AND LEASES ..............    $ 2,733,100          $ 2,443,253
                                            ===========          ===========

NOTE 4 - SALE OF RECEIVABLES

There were no sales of indirect automobiles into securitization transactions during the third quarters of 2002 and 2001 or year-to-date 2002. For the full years ended December 31, 2001 and 2000, the Company sold $29.9 million and $100.3 million, respectively, of indirect automobile loans into securitization transactions. Upon securitization, the net carrying amount of the loans were removed from the balance sheet and certain retained residual interests were recorded. The retained interests included rights to service the loans that were sold (the "Servicing Rights"), the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the "Interest Only Strip"), and an interest in sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the "Credit Enhancement" or "Overcollateralization Asset").

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

Key economic assumptions used in measuring the retained interests at the date of the securitization and as of September 30, 2002 including the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                                                               As Of September 30, 2002

                                                       Loans Sold      Loans Sold               10% Adverse  20% Adverse
                                                       During 2001    During 2000      Actual      Change        Change
                                                     -----------------------------------------------------------------------
                                                                                ($ in thousands)
Prepayment speed assumptions
     Prepayment speed .............................            1.5%           1.5%        1.8%       1.9%         2.1%
     Weighted average life (in months) ............           22.0           22.4        15.4        15.0         14.5
     Fair value of retained interests .............    $     2,239    $     6,070    $  6,318     $ 6,282      $ 6,245
     Change in fair value .........................            N/A            N/A         N/A     $   (36)     $   (73)
Expected credit loss assumptions
     Expected credit losses (loss to liquidation) .    1.3% - 1.7%    1.3% - 1.7%         1.7%        1.8%         2.0%
     Fair value of retained interests .............    $     2,239    $     6,070    $  6,318     $ 6,245      $ 6,171
     Change in fair value .........................            N/A            N/A         N/A     $   (73)     $  (147)
Residual cash flow discount rate assumptions
     Residual cash flow discount rate (annual) ....    7.4% - 7.5%    8.3% - 9.1%         4.5%        5.0%         5.4%
     Fair value of retained interests .............    $     2,239    $     6,070    $  6,318     $ 6,247      $ 6,177
     Change in fair value .........................            N/A            N/A         N/A     $   (71)     $  (141)

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

Total cash flows attributable to the indirect auto loan securitization transactions was an inflow of $531,000 and $568,000 in the third quarter of 2002 and 2001, respectively. The following table summarizes the various cash flows received from and paid to the securitization trust:

                                                Proceeds From     Servicing Fees       Other
Cash flows received from (paid to) trust       Securitizations      Collected        Cash Flows    Fees Paid
------------------------------------------------------------------------------------------------------------
                                                                        (in thousands)
Third quarter 2002........................        $    -            $    110          $   421       $     -
Third quarter 2001........................        $    -            $    190          $   380       $    (2)

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

                        Total Principal       Principal Amount of
                        Amount of Loans        Delinquent Loans           Net Credit
                     --------------------------------------------           Losses
                                 As of September 30                     During the Year
                     --------------------------------------------------------------------
                        2002        2001        2002        2001        2002        2001
                        ----        ----        ----        ----        ----        ----
                                              (in thousands)
Held in Portfolio    $475,198    $289,845    $  4,510    $  7,909    $  2,361    $  1,446
Securitized .....      48,924      88,390       1,196       2,345         686         571
Held for Sale ...          --      18,423          --          --          --          --
                     --------    --------    --------    --------    --------    --------
  Total .........    $524,122    $396,658    $  5,706    $ 10,254    $  3,047    $  2,017
                     ========    ========    ========    ========    ========    ========

Actual and projected static pool credit losses, as a percentage of indirect auto loans securitized are 1.20%, 1.65% and 1.78% for the quarters ended September 30, 2002, 2003 and 2004, respectively. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amount shown here for each year is a weighted average for all securitizations during each period presented.

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

The Company's intangible asset values by segment at September 30, 2002 are as follows:

                                                 Gross Carrying  Accumulated   Net Carrying
                                                     Amount      Amortization     Amount
                                                -------------------------------------------
                                                               (in thousands)
Amortized Intangible Assets
      Core Deposits - Retail Banking..........          $683         $559        $   124
                    - Commercial Banking......           293          241             52
                                                -------------------------------------------
Total Amortized Intangible Assets.............          $976         $800        $   176
                                                ===========================================

Unamortized Intangible Assets
      Goodwill - Trust and Asset Management...                                   $ 9,622
               - Retail Banking...............                                     3,614
               - Commercial Banking...........                                     2,409
                                                                               ---------
Total Unamortized Intangible Assets...........                                   $15,645
                                                                               =========

Total Intangibles (net).......................                                   $15,821
                                                                               =========

The current and estimated amortization expense by segment is as follows:

                                                Retail      Commercial
                                                Banking      Banking      Total
                                                -------------------------------
                                                         (in thousands)
Aggregate Amortization Expense
      For Quarter Ended 9/30/02................   $ 24          $11        $ 35
      For Nine Months Ended 9/30/02............     73           33         106

Estimated Amortization Expense
      For Remainder of Year Ending 12/31/02....   $ 25          $10        $ 35
      For Year Ending 12/31/03.................     99           42         141
                                                                        -------
          Total estimated amortization expense.                            $176
                                                                        =======

There have been no changes in the carrying amount of goodwill for the quarter ended September 30, 2002. The Company has completed its transitional goodwill impairment evaluation. Fair value exceeds carrying value for all reporting units that have allocated goodwill. Thus, no transitional impairment loss will be recognized and no cumulative effect of a change in accounting principle will be recorded.

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

                                          For the Quarter Ended  For the Nine Months Ended
                                               September 30,            September 30,
                                            2002        2001          2002       2001
                                          -----------------------------------------------
                                            (in thousands, except per share amounts)
Net income as reported ...............    $10,683    $   10,743     $31,192    $   30,699
Add back: Goodwill amortization ......        N/A           486         N/A         1,521
Adjust: Core Deposit amortization
       (change in useful life) .......        N/A          (12)         N/A           (36)
                                          -----------------------------------------------
Adjusted net income ..................    $10,683    $   11,217     $31,192    $   32,184
                                          ===============================================

Basic earnings per share as reported .    $  0.43    $     0.42     $  1.26    $     1.19
Add back: Goodwill amortization ......        N/A          0.02         N/A          0.06
Adjust: Core Deposit amortization
       (change in useful life) .......        N/A           --          N/A            --
                                          -----------------------------------------------
Adjusted basic earnings per share ....    $  0.43    $     0.44     $  1.26    $     1.25
                                          ===============================================

Diluted earnings per share as reported    $  0.43    $     0.42     $  1.25    $     1.18
Add back: Goodwill amortization ......        N/A          0.02         N/A          0.06
Adjust: Core Deposit amortization
       (change in useful life) .......        N/A            --         N/A            --
                                          -----------------------------------------------
Adjusted diluted earnings per share ..    $  0.43    $     0.44     $  1.25    $     1.24
                                          ===============================================

The Company's Originated Mortgage Servicing Right asset ("OMSR") is subject to disclosure under SFAS No. 142, but the assets are specifically exempted from the standard's accounting requirements. The OMSR asset values, which are all included in the Mortgage Banking Segment, at September 30, 2002 are as follows:

                                         Gross
                                        Carrying     Accumulated    Net Carrying
                                         Amount      Amortization      Amount
                                        ----------------------------------------
                                                     (in thousands)

Capitalized OMSR......................   $21,646       $11,299         $10,347

Less: OMSR Valuation Allowance........                                  (3,225)
                                                                      --------
Net OMSR..............................                                 $ 7,122
                                                                      ========

The current and estimated OMSR amortization expense on the Company's OMSR asset are as follows:

                                                           Mortgage Banking
                                                           ----------------
Aggregate Amortization Expense                              (in thousands)

      For Quarter Ended 9/30/02.........................         $1,422
      For Nine Months Ended 9/30/02.....................          2,742

Estimated Amortization Expense
      For Remainder of Year Ending 12/31/02.............         $2,423
      For Year Ending 12/31/03..........................          1,743
      For Year Ending 12/31/04..........................          1,360
      For Year Ending 12/31/05..........................          1,061
      For Year Ending 12/31/06..........................            827
      For Year Ending 12/31/07..........................            645
      Thereafter........................................          2,288

The weighted-average amortization period for OMSR retained during the third quarter of 2002 was 11.3 years.

NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings at September 30, 2002 and December 31, 2001 consisted of the following:

                                              September 30, 2002    December 31, 2001
                                              ---------------------------------------
                                                           (in thousands)

Securities sold under agreements to repurchase    $418,096                $388,533
Federal Home Loan Bank borrowings ............      83,021                  10,821
Federal funds purchased ......................      35,350                  33,075
U.S. Treasury tax and loan note accounts .....      12,000                  12,000
Commercial paper borrowings ..................      19,746                  31,287
                                                 ---------------------------------
   Total short-term borrowings ...............    $568,213                $475,716
                                                 =================================

NOTE 7 - LONG-TERM BORROWINGS

Long-term borrowings at September 30, 2002 and December 31, 2001 consisted of the following:

                                              September 30, 2002    December 31, 2001
                                              ---------------------------------------
                                                           (in thousands)
Federal Home Loan Bank borrowings ............    $159,785                $242,786
Capital Trust preferred securities ...........      25,000                  25,000
Other long-term borrowings ...................          --                     444
                                                 ---------------------------------
             Total long-term borrowings ......    $184,785                $268,230
                                                 =================================

AMCORE Bank, N.A. periodically borrows additional funds from the Federal Home Loan Bank (FHLB) in connection with the purchase of mortgage-backed securities and the financing of 1-4 family real estate loans. Certain FHLB borrowings have prepayment penalties and call features associated with them. The average maturity of these borrowings at September 30, 2002 is 5.04 years, with a weighted average borrowing rate of 5.21%.

Reductions of FHLB borrowings with call features, assuming they are called at the earliest call date, are as follows at September 30, 2002:

                                                      Total
                                                   ---------
                                                 (in thousands)
2002.............................................  $ 141,000
2003.............................................     29,000
                                                   ---------
             Total callable FHLB borrowings......  $ 170,000
                                                   =========


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

                                                      Total
                                                   ---------
                                                 (in thousands)
2003.............................................   $     20
2004.............................................     25,042
2005.............................................     15,684
2006.............................................     11,711
2007.............................................        312
Thereafter.......................................    132,016
                                                 -----------
        Total long-term borrowings...............  $ 184,785
                                                 ===========

NOTE 8 - EARNINGS PER SHARE

                                                                       For the Three Months     For the Nine Months
Earnings per share calculations are as follows:                         Ended September 30,     Ended September 30,
                                                                          2002        2001        2002        2001
                                                                      ---------------------------------------------
                                                                          (in thousands, except per share data)
Net Income ........................................................     $10,683     $10,743     $31,192     $30,699

Basic earnings per share:
        Average basic shares outstanding ..........................      24,732      25,384      24,676      25,725
                                                                      ---------------------------------------------

        Earnings per share ........................................     $  0.43     $  0.42     $  1.26     $  1.19
                                                                      =============================================

Diluted earnings per share:
        Weighted average shares outstanding .......................      24,732      25,384      24,676      25,725
        Net effect of the assumed purchase of stock under the stock option and stock purchase plans - based on the treasury
            stock method using average market price ...............         191         254         223         241
        Contingently issuable shares ..............................          --           2          --          --
                                                                      ---------------------------------------------
        Average diluted shares outstanding ........................      24,923      25,640      24,899      25,966
                                                                      =============================================

        Diluted Earnings per share ................................     $  0.43     $  0.42     $  1.25     $  1.18
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

Total Segment results differ from consolidated results primarily due to intersegment elimination, certain corporate administration costs, items not otherwise allocated in the management accounting process and treasury and investment activities. The impact of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and are included in the "Other" column. For ease of comparison the Segment profit percentage is computed on earnings before the early extinguishment of debt and the cumulative effect of accounting change (the "Operating Profit" or "Operating Loss"). In addition, due to their unusual and non-recurring nature, the branch gains have not been allocated to either the Commercial or Retail segments. They are included in the Other column.

For the three months ended September 30, 2002                   --------------------- Operating Segments --------------------
                                                                  Commercial       Retail     Trust and Asset     Mortgage
                                                                   Banking         Banking       Management       Banking
                                                                -------------------------------------------------------------
                                                                                   (dollars in thousands)
Net interest income ........................................    $    16,659     $    13,631     $        28     $     1,226
Non-interest income ........................................          1,782           3,939           6,607           2,021
                                                                -------------------------------------------------------------
     Total Revenue .........................................         18,441          17,570           6,635           3,247
Provision for loan and lease losses ........................          1,039           2,321              --              --
Depreciation and amortization ..............................            158             519              87               5
Other non-interest expense .................................          7,972          11,436           5,145           3,212
                                                                -------------------------------------------------------------
     Pretax earnings (loss) ................................          9,272           3,294           1,403              30
Income taxes (benefits) ....................................          3,284           1,225             568              17
                                                                -------------------------------------------------------------
     Earnings ..............................................    $     5,988     $     2,069     $       835     $        13
                                                                =============================================================

Segment profit percentage ..................................           67.2%           23.2%            9.4%            0.2%
                                                                =============================================================

For the three months ended September 30, 2001

Net interest income ........................................    $    12,911     $    12,158     $        42     $     1,242
Non-interest income ........................................          1,578           3,674           7,194           1,279
                                                                -------------------------------------------------------------
     Total Revenue .........................................         14,489          15,832           7,236           2,521
Provision for loan and lease losses ........................          3,174           1,482              --              --
Depreciation and amortization ..............................            264             731             286               8
Other non-interest expense .................................          6,218          11,008           5,283           2,167
                                                                -------------------------------------------------------------
     Pretax earnings .......................................          4,833           2,611           1,667             346
Income taxes (benefits) ....................................          1,562             920             768             138
                                                                -------------------------------------------------------------
     Earnings before Extraordinary Item ....................    $     3,271     $     1,691     $       899     $       208
Early Extinguishment of Debt (net of tax) ..................             --              --              --              --
                                                                -------------------------------------------------------------
     Earnings ..............................................    $     3,271     $     1,691     $       899     $       208
                                                                =============================================================

Segment profit percentage ..................................           53.9%           27.9%           14.8%            3.4%
                                                                =============================================================

For the three months ended September 30, 2002
                                                                   Other      Consolidated
                                                                ---------------------------
                                                                  (dollars in thousands)
Net interest income ........................................    $     2,314     $    33,858
Non-interest income ........................................          3,347          17,696
                                                                ---------------------------
     Total Revenue .........................................          5,661          51,554
Provision for loan and lease losses ........................             --           3,360
Depreciation and amortization ..............................            721           1,490
Other non-interest expense .................................          4,994          32,759
                                                                ---------------------------
     Pretax earnings (loss) ................................            (54)         13,945
Income taxes (benefits) ....................................         (1,832)          3,262
                                                                ---------------------------
     Earnings ..............................................    $     1,778     $    10,683
                                                                ===========================

Segment profit percentage ..................................            N/M           100.0%
                                                                ===========================

For the three months ended September 30, 2001

Net interest income ........................................    $     3,539     $    29,892
Non-interest income ........................................          5,080          18,805
                                                                ---------------------------
     Total Revenue .........................................          8,619          48,697
Provision for loan and lease losses ........................             --           4,656
Depreciation and amortization ..............................            750           2,039
Other non-interest expense .................................          2,697          27,373
                                                                ---------------------------
     Pretax earnings .......................................          5,172          14,629
Income taxes (benefits) ....................................            294           3,682
                                                                ---------------------------
     Earnings before Extraordinary Item ....................    $     4,878     $    10,947
Early Extinguishment of Debt (net of tax) ..................           (204)           (204)
                                                                ---------------------------
     Earnings ..............................................    $     4,674     $    10,743
                                                                ===========================

Segment profit percentage ..................................            N/M           100.0%
                                                                ===========================

For the nine months ended September 30, 2002                    --------------------- Operating Segments ---------------------
                                                                  Commercial       Retail     Trust and Asset     Mortgage
                                                                   Banking         Banking       Management       Banking
                                                                --------------------------------------------------------------
                                                                                    (dollars in thousands)
Net interest income ........................................    $    45,608     $    39,354     $        95     $     3,143
Non-interest income ........................................          5,197          10,737          20,690           5,335
                                                                --------------------------------------------------------------
     Total Revenue .........................................         50,805          50,091          20,785           8,478
Provision for loan and lease losses ........................          3,706           4,947              --              --
Depreciation and amortization ..............................            439           1,644             257              20
Other non-interest expense .................................         21,533          32,063          15,950           7,816
                                                                --------------------------------------------------------------
     Pretax earnings (loss) ................................         25,127          11,437           4,578             642
Income taxes (benefits) ....................................          8,682           4,195           1,845             265
                                                                --------------------------------------------------------------
     Earnings ..............................................    $    16,445     $     7,242     $     2,733     $       377
                                                                ==============================================================

Segment profit percentage ..................................           61.4%           27.0%           10.2%            1.4%
                                                                ==============================================================

 Assets ....................................................    $ 1,815,004     $ 1,164,339     $    22,520     $    95,538
                                                                ==============================================================

For the nine months ended September 30, 2001

Net interest income ........................................    $    39,425     $    37,444     $       168     $     3,068
Non-interest income ........................................          4,473          10,824          21,632           5,263
                                                                --------------------------------------------------------------
     Total Revenue .........................................         43,898          48,268          21,800           8,331
Provision for loan and lease losses ........................          8,640           5,729              --              --
Depreciation and amortization ..............................            785           2,371             894              32
Other non-interest expense .................................         18,461          32,407          15,940           6,280
                                                                --------------------------------------------------------------
     Pretax earnings .......................................         16,012           7,761           4,966           2,019
Income taxes (benefits) ....................................          5,182           2,858           2,240             805
                                                                --------------------------------------------------------------
     Earnings before Extraordinary Item  & Accounting Change    $    10,830     $     4,903     $     2,726     $     1,214
Early Extinguishment of Debt (net of tax) ..................             --              --              --              --
Cumulative effect of Accounting Change (net of tax) ........             --              --              --              16
                                                                --------------------------------------------------------------
     Earnings ..............................................    $    10,830     $     4,903     $     2,726     $     1,230
                                                                ==============================================================

Segment profit percentage ..................................           55.1%           24.9%           13.8%            6.2%
                                                                ==============================================================

 Assets ....................................................    $ 1,604,051     $ 1,019,495     $    20,395     $    42,636
                                                                ==============================================================

For the nine months ended September 30, 2002
                                                                   Other      Consolidated
                                                                ---------------------------
                                                                  (dollars in thousands)
Net interest income ........................................    $     8,030     $    96,230
Non-interest income ........................................          8,859          50,818
                                                                ---------------------------
     Total Revenue .........................................         16,889         147,048
Provision for loan and lease losses ........................             --           8,653
Depreciation and amortization ..............................          2,154           4,514
Other non-interest expense .................................         15,297          92,659
                                                                ---------------------------
     Pretax earnings (loss) ................................           (562)         41,222
Income taxes (benefits) ....................................         (4,957)         10,030
                                                                ---------------------------
     Earnings ..............................................    $     4,395     $    31,192
                                                                ===========================

Segment profit percentage ..................................            N/M           100.0%
                                                                ===========================

 Assets ....................................................    $ 1,325,085     $ 4,422,486
                                                                ===========================

For the nine months ended September 30, 2001

Net interest income ........................................    $     8,248     $    88,353
Non-interest income ........................................         15,366          57,558
                                                                ---------------------------
     Total Revenue .........................................         23,614         145,911
Provision for loan and lease losses ........................             --          14,369
Depreciation and amortization ..............................          2,430           6,512
Other non-interest expense .................................         11,001          84,089
                                                                ---------------------------
     Pretax earnings .......................................         10,183          40,941
Income taxes (benefits) ....................................           (822)         10,263
                                                                ---------------------------
     Earnings before Extraordinary Item  & Accounting Change    $    11,005     $    30,678
Early Extinguishment of Debt (net of tax) ..................           (204)           (204)
Cumulative effect of Accounting Change (net of tax) ........            209             225
                                                                ---------------------------
     Earnings ..............................................    $    11,010     $    30,699
                                                                ===========================

Segment profit percentage ..................................            N/M           100.0%
                                                                ===========================

 Assets ....................................................    $ 1,348,469     $ 4,035,046
                                                                ===========================

NOTE 10 - DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING


The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities"(pound) as amended by Statement of Financial Accounting Standards No. 138, on January 1, 2001. This Statement outlines accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.

The Company uses certain financial instruments called derivatives to help manage (Hedge) its risk or exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives used most often are interest rate swaps, caps, collars and floors (collectively, "Interest Rate Derivatives"), mortgage loan commitments and forward contracts. Interest Rate Derivatives are contracts with a third party (the "Counter-party") to exchange interest payment streams based upon an assumed principal amount (the "Notional Principal Amount"). The Notional Principal Amount is not advanced from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams. The Company also has a deposit product whose interest rate is tied to the S & P 500 Index. The longest-term derivative that the Company has used to hedge its interest rate exposure expires in November of 2004.

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

The Income Statement for the three months ended September 30, 2002 included the following derivative related activity in other non-interest income: $6,000 loss due to the decrease in the Time Value component of the market value of cash flow hedges, $11,000 income related to the ineffective portion of the cash flow hedges, $261,000 income related to Mortgage Loan Derivatives, and no income or loss related to the S & P 500 Index embedded derivative. These items, net of taxes of $104,000, totaled income of $162,000 recorded for the quarter ended September 30, 2002.

The Income Statement for the nine months ended September 30, 2002 included the following derivative related activity in other non-interest income: $43,000 loss due to the decrease in the Time Value component of the market value of cash flow hedges, $29,000 income related to the ineffective portion of the cash flow hedges, $385,000 income related to Mortgage Loan Derivatives, and no income or loss related to the S & P 500 Index embedded derivative. These items, net of taxes of $145,000, totaled $226,000 in income recorded for the nine months ended September 30, 2002.

The Income Statement for the three months ended September 30, 2001 included the following derivative related activity in other non-interest income: $41,000 loss due to the decrease in the Time Value component of the market value of cash flow hedges, $47,000 loss related to the ineffective portion of the cash flow hedges, $204,000 income related to Mortgage Loan Derivatives, and $4,000 income related to the S & P 500 Index embedded derivative. These items, net of taxes of $47,000, totaled $73,000 in income recorded for the quarter ended September 30, 2001.

In addition to the transition adjustment, the Income Statement for the nine months ended September 30, 2001 included the following derivative related activity in other non-interest income: $327,000 loss due to the decrease in the Time Value component of the market value of cash flow hedges, $9,000 loss related to the ineffective portion of the cash flow hedges, $164,000 income related to Mortgage Loan Derivatives, and $8,000 income related to the S & P 500 Index embedded derivative. These items, net of taxes of $64,000, totaled a $100,000 loss recorded for the nine months ended September 30, 2001.


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

The Company has reached a negotiated agreement with its insurance carrier and Plaintiffs' counsel to settle the lawsuit and other potential claims outlined below. The settlement agreement did not have a material effect on the Company's consolidated financial condition and consolidated results of operations.

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

During the second quarter of 2001, the Company made a settlement offer to Plaintiffs' counsel. The Company recorded an accrual reflecting the amount offered. There were no other developments during the quarter. Subsequent to the end of the second quarter of 2001, the Company was notified of several developments. On April 26, 2002 the Mississippi federal district court entered an order which referred the case to the federal bankruptcy court for a decision on pursuing the claim as an asset in one of the plaintiff's bankruptcy proceedings, the case was then to be referred back to the federal court for all further proceedings as requested by the Company. Plaintiffs' motion to remand to state court was denied. In addition, Plaintiffs' attorneys rejected the Company's settlement offer. Plaintiffs' counsel also notified Company's counsel that they had identified 20 more individuals with potential claims similar to those of the named Plaintiffs. No lawsuits were ever filed on their behalf. During the second quarter of 2002, the Company's counsel submitted a new offer to Plaintiffs' counsel to resolve all claims and the Company adjusted its accrual to reflect the offer. During the third quarter of 2002 Plaintiffs and Company entered into a settlement of all claims. All Plaintiffs and potential claimants have executed full releases and the United States District Court for the Northern District of Mississippi has dismissed the lawsuit on file with prejudice.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and Subsidiaries ("AMCORE" or the "Company") Consolidated Balance Sheets as of September 30, 2002 compared to December 31, 2001 and the results of operations for the three and nine months ended September 30, 2002 compared to the same periods in 2001. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

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

Contemplated, projected, forecasted or estimated results in such forward-looking statements involve certain inherent risks and uncertainties. A number of factors
- many of which are beyond the ability of the Company to control or predict - could cause actual results to differ materially from those in its forward-looking statements. These factors include, among others, the following possibilities: (I) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new or existing competitors; (II) adverse state, local and federal legislation and regulation; (III) failure to obtain new customers and retain existing customers; (IV) inability to carry out marketing and/or expansion plans; (V) ability to attract and retain key executives or personnel; (VI) changes in interest rates including the effect of prepayment;
(VII) general economic and business conditions which are less favorable than expected; (VIII) equity and fixed income market fluctuations; (IX) unanticipated changes in industry trends; (X) unanticipated changes in credit quality and risk factors; (XI) success in gaining regulatory approvals when required; (XII) changes in Federal Reserve Board monetary policies; (XIII) unexpected outcomes on existing or new litigation in which AMCORE, its subsidiaries, officers, directors or employees are named defendants; (XIV) technological changes; (XV) changes in accounting principles generally accepted in the United States of America; (XVI) changes in assumptions or conditions affecting the application of "critical accounting policies"; (XVII) inability of third-party vendors to perform critical services to the company or its customers; and (XVIII) the economic impact of the terrorist attacks on the U.S. on September 11, 2001 and the U.S. response to those attacks.


                             OVERVIEW OF OPERATIONS

AMCORE reported net income of $10.7 million for both of the three-month periods ended September 30, 2002 and 2001. Net income for the nine months ended September 30, 2002 was $31.2 million, an increase of $493,000 or 1.6% from the $30.7 million reported for the same period in 2001.

Diluted earnings per share were $0.43 and $1.25 for the three and nine months ended September 30, 2002, respectively, compared to $0.42 and $1.18 for the same periods in 2001. This represents an increase of 2.4% and 5.9% for the three and nine month periods, respectively. The percentage increases in earnings on a diluted per share basis compares favorably to the respective changes on a dollar basis, and reflects the accretive impact to per share earnings of AMCORE's previously announced stock repurchase programs. For the three and nine month periods, average diluted shares outstanding declined 717,000 and 1.1 million, respectively.

AMCORE's annualized return on average realized equity for the third quarter and year-to-date for 2002 was 13.15% and 13.31%, respectively. Annualized return on average realized equity for the comparable periods in 2001 was 13.74% and 13.18%. Average realized equity excludes the impact of unrealized gains and losses that are otherwise included in other comprehensive income. The annualized return on average assets was 0.97% and 1.00% for the third quarter and year-to-date of 2002, respectively. This compares to 1.10% for the third quarter of 2001 and 1.01% for 2001 year-to-date.

Branch Activity

During 2001, the Company launched a strategic initiative to reallocate capital to higher growth Midwestern markets, particularly along the I-90 growth corridor between Chicago's northwest suburbs and Madison, Wisconsin (the "Branch Expansion"). The Company's strategy is to move into a new market where business density is greatest, with a seasoned commercial service staff in a leased facility. Once a book of business is developed and the branch becomes profitable, a more permanent site for a full service facility is sought.

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

Branch Expansion activities in 2001 included two new offices: one on Rockford's fast-growing east side and one in Geneva, Illinois, an affluent Chicago suburb. Year-to-date 2002, the BANK has opened three commercial loan offices and one full-service branch. The commercial loan offices included two in the Chicago suburbs of Schaumburg and Lincolnshire, Illinois and one on the east side of Madison, Wisconsin. The full-service branch is located along the beltway in Madison. Combined, these new locations have generated $164.2 million in loans and $46.4 million in deposits as of September 30, 2002. During the fourth quarter, the BANK will open offices in the Illinois cities of St. Charles, McHenry and Des Plaines. In 2003 and early 2004, the Company plans to open an additional nine branches in the Fox River Valley and the collar counties surrounding Chicago in Illinois and Madison, Wisconsin. This will bring the total number of BANK offices to 75, with 39 located along the I-90 corridor.

The nine branches planned for 2003 and early 2004, will require approximately $28 million in incremental capital expenditures and is expected to have a dilutive impact on 2003 earnings of 10 to 15 cents as start-up costs initially outpace net revenues. Despite this dilutive impact, AMCORE expects year-over-year growth in earnings per share from improvements in existing business performance during 2003. For 2004 and thereafter, the Company expects earnings accretion from its Branch Expansion efforts.

As a complement to its Branch Expansion, the BANK is adding 34 additional automated teller machines (ATMs) in 15 communities in northern Illinois and southern Wisconsin. The leased ATMs will be located in Kelley-Williamson Mobil stations as part of a co-branding relationship. The BANK currently owns and operates 77 ATMs throughout Wisconsin (24) and Illinois (53). Expansion of the BANK's ATM network through this co-branded relationship will increase its Wisconsin and Illinois ATM presence to 33 and 78, respectively, or 111 overall.

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

Kenneth E. Edge was named President and Chief Executive Officer, effective July 1, 2002 and Chairman of the Board effective January 1, 2003. Mr. Edge, who most recently served as AMCORE's President and Chief Operating Officer, replaced Robert J. Meuleman following Meuleman's personal decision to retire early and devote more time to his family. Mr. Meuleman will continue as Chairman until his retirement at the end of 2002. In connection with these changes, and in an effort to gain efficiencies, the position of Chief Operating Officer was not replaced. The net present value of early retirement obligations, pursuant to Meuleman's Separation, Release and Consulting Agreement, including certain enhanced post retirement benefits and continued participation in the Company's Long-Term Incentive Plan (the "Separation Agreement"), are estimated at $784,000, net of tax (the "Retirement Obligation"). The full amount was accrued during the third quarter of 2002. Amounts due for consulting services subsequent to retirement date will be expensed as earned.

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

On January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", with respect to business combinations that were completed prior to July 1, 2001. These statements require that the Company evaluate its existing intangible assets and goodwill classifications. Goodwill and intangible assets with indefinite useful lives may no longer be amortized, but instead must be tested for impairment at least annually. The useful life and residual values of all other intangibles must also be reassessed. As of the date of adoption, the Company had unamortized goodwill in the amount of $15.6 million and unamortized identifiable intangible assets (the "Core Deposit Intangibles") in the amount of $282,000, that were subject to the transition provisions of SFAS Nos. 141 and 142. The Company had no other intangible assets subject to these standards. Amortization expense related to goodwill was $486,000 and $1.5 million for the three and nine-month periods ending September 30, 2001, respectively. Amortization of Core Deposit Intangibles was $106,000 for the first nine months of 2002, compared to $74,000 for the same period in 2001. The increase reflects the reassessment of and reduction in useful life. The Company has completed its transitional goodwill impairment evaluation. Fair value exceeds carrying value for all reporting units that have allocated goodwill. Thus, no transitional impairment loss will be recognized and no cumulative effect of a change in accounting principle will be recorded. In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" (SFAS No. 147). SFAS No. 147 requires financial institutions to evaluate their accounting for past acquisitions to determine whether revisions are needed. SFAS No. 147 applies to all new and past financial-institution acquisitions, including "branch acquisitions" that qualify as acquisitions of a business, but excludes acquisitions between mutual institutions. The Company does not have any acquisitions affected by this new standard. See Note 5 of the Notes to Consolidated Financial Statements.

Extinguishment Of Debt

During the third quarter of 2001, AMCORE reacquired for its own portfolio at par $15.0 million in capital trust preferred securities, which is accounted for as a retirement (the "Debt Extinguishment"), with the coupon rate of 9.35 percent. The Debt Extinguishment resulted in an after-tax extraordinary charge of $204,000, or $0.01 per diluted share (the "Extraordinary Item"). See Note 7 of the Notes to Consolidated Financial Statements.

Stock Repurchase Program

On April 23, 2001, AMCORE announced a stock repurchase program for up to five percent of its common stock or 1.29 million shares. As of January 1, 2001, AMCORE also had 627,000 shares remaining from the Company's August 8, 2000 stock repurchase authorization. During the first nine months of 2002, the Company repurchased 82,000 shares at an average price of $22.20. As of September 30, 2002, no shares remained to be repurchased pursuant to either the April 23, 2001 or August 8, 2000 authorizations. Shares repurchased pursuant to these authorizations (the "Stock Repurchase Programs") became treasury shares available for general corporate purposes, including the issuance of shares in connection with AMCORE's stock option plan and other employee benefit plans.


                EARNINGS REVIEW OF CONSOLIDATED INCOME STATEMENT

The following highlights a comparative discussion of the major components of net income and their impact for the three and nine months ended September 30, 2002 and 2001.

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

                                  For the Three Months    For the Nine Months
                                   Ended September 30,    Ended September 30,
                                    2002        2001       2002        2001
                                 --------------------------------------------
Interest Income Book Basis       $ 65,282    $ 68,368    $189,809    $216,101
FTE Adjustment                      1,705       1,988       5,278       6,203
                                 --------------------------------------------

Interest Income FTE Basis          66,987      70,356     195,087     222,304
Interest Expense                   31,424      38,476      93,579     127,748
                                 --------------------------------------------

Net Interest Income FTE Basis    $ 35,563    $ 31,880    $101,508    $ 94,556
                                 ============================================


Net interest income on an FTE basis increased $3.7 million or 11.6% in the third quarter of 2002 compared to the same period in 2001. On a year-to-date basis net interest income on an FTE basis was up $7.0 million or 7.4%. The year-over-year increases for both the three and nine months periods were driven by reductions in total interest expense of 18.3% and 26.7%, respectively.

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

As Table 1 indicates, the interest rate spread improved 22 basis points to 3.18% in the third quarter of 2002 from 2.96% in the third quarter of 2001. The interest rate margin was 3.55% in the third quarter of 2002, an increase of 6 basis points from 3.49% in the third quarter of 2001.

As Table 2 indicates, the interest rate spread improved 35 basis points to 3.12% for the first nine months of 2002 from 2.77% for the same period in 2001. The interest rate margin was 3.52% for the first nine months of 2002, an increase of 17 basis points from 3.35% for the same period in 2001.

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

Changes Due to Volume

In the third quarter of 2002, net interest income on an FTE basis increased due to average volume by $2.7 million when compared to the third quarter of 2001. This was comprised of a $6.3 million increase in interest income that was partially offset by a $3.6 million increase in interest expense.

The $6.3 million increase in interest income was driven by a $247.5 million or 10.0% increase in average loans and a $114.5 million or 10.4% increase in average investment securities. The increase in average loans was led by a $161.7 million average increase in consumer loans, principally indirect automobile lending, and $155.6 million average in commercial lending driven by the Branch Expansion. The increase in indirect automobile loans was fueled by strong loan demand and sales of loans under the Auto Loan Sales program in 2001's second quarter. Partially offsetting this growth was a $71.1 million average decline in 1-to-4 family real estate loans. The decline in 1-to-4 family real estate was due to the impact of refinancing in the historically low interest rate environment. The increase in average investment securities was attributable to the Company's effort to rebuild its investment portfolio following the Security Portfolio

Restructuring, the accelerated prepayment of mortgage-related securities caused by falling mortgage interest rates, and increased pledging requirements due to an increase in public fund deposits.

The increase in average loans and average investment securities was funded by a $308.3 million or 10.8% increase in average deposits and by a $42.3 million or 5.9% increase in average borrowings. The increase in average deposits was attributable to a $168.5 million increase in core deposits and a $140.6 million increase in brokered certificate of deposit (CD's). The increase in core deposits included $38.7 million in average attributable to the Branch Expansion. Not reflected in the increases in core deposits was the replacement of $14.3 million in average interest-bearing deposit balances that were transferred to the buyers in the Branch Sales. Total average core deposit growth, including replacement of deposits transferred in the Branch Sales, was $182.8 million or 7.1% when comparing the third quarter of 2002 to the third quarter of 2001. This growth reflects aggressive company-wide efforts to attract additional core deposits, with an emphasis on primary transaction account business.

For the first nine months of 2002, net interest income increased due to average volume by $1.4 million, when compared with the same period in 2001. This was comprised of a $4.6 million increase in interest income that was partially offset by a $3.2 increase in interest expense. Average loans over this period increased $80.3 million or 3.2%, while average securities increased $9.6 million or 0.8%. Average interest-bearing liabilities increased $86.9 million or 2.6%.

Changes Due to Rate

During the third quarter of 2002, net interest income on an FTE basis increased due to average rates by $962,000 when compared with the same quarter of 2001. This was comprised of an $10.7 million decline in interest expense that was partly offset by a $9.7 million decrease in interest income.

The yield on earning assets declined 100 basis points during the quarter, when compared to the same period a year ago. The yield on average loans fell by 112 basis points and was primarily attributable to commercial and commercial real estate loans. Falling interest rates since the third quarter of 2001 impacted pricing on new loan volume, variable priced loans and loans that refinanced during the year. The yield on average securities decreased by 84 basis points, also the result of declining interest rates. Yields on securities were also affected by the sale of higher risk securities in the Security Portfolio Restructuring as well as the prepayment of higher yielding mortgage-related securities that increased as mortgage interest rates fell.

The rate paid on interest bearing liabilities declined 122 basis points during the third quarter of 2002, compared to the third quarter of 2001. This was primarily due to decreased rates paid on deposits and short-term borrowings. Declining rates on CD's and on the Company's indexed money market deposit accounts (AMDEX) largely drove the decrease in deposit costs. Average rates on CD's have declined as older CD's bearing higher rates have matured and re-priced during the period of declining interest rates. The AMDEX accounts re-price monthly off the three-month Treasury bill discount rate, and have benefited from the decline in short-term interest rates. The decrease in short-term borrowing costs was due to reverse repurchase agreements that renewed at lower rates, also due to the decline in short-term interest rates.

For the first nine months of 2002, net interest income increased due to average rates by $5.5 million, when compared with the same period in 2001. This was comprised of a $37.4 million decline in interest expense that was partially offset by a $31.9 million decrease in interest income. The yield on earning assets declined 111 basis points, while average rates paid on interest bearing liabilities decreased by 146 basis points.

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

The Provision was $3.4 million in the third quarter of 2002, a decrease of $1.3 million or 27.8% from the $4.7 million in the third quarter of 2001. For the first nine months of 2002, the Provision was $8.7 million, a decrease of $5.7 million from the $14.4 million recorded during the same time period a year ago. In 2001, Provision increases were a result of higher non-performing loans, net charge-offs and delinquencies, coupled with concerns over the economy's impact, particularly on commercial borrowers and the effects of September 11, 2001. Comparable additions to the Allowance were not necessary during 2002.

AMCORE recorded net charge-offs of $3.2 million in the third quarter of 2002 compared to $3.4 million in the third quarter of 2001. Annualized net charge-offs declined to 46 basis points of average loans in the third quarter of 2002 from an annualized rate of 54 basis points during the same quarter of last year.

The Allowance, as a percent of total loans, was 1.24% and 1.38% at September 30, 2002 and 2001, respectively. The lower level of the Allowance, as a percent of loans, reflects improved loan quality and growth in the loan portfolio.

Future growth in the loan portfolio, weakening economic conditions or specific credit deterioration, declines in used automobile collateral values, among other things, could result in increased Provisions during the remainder of 2002, compared to 2001.

Non-Interest Income

Total non-interest income is comprised primarily of fee-based revenues from trust and asset management, bank-related service charges on deposits and mortgage revenues. Net security gains or losses, gain on loan sales and increases in cash surrender value (CSV) of bank and company owned life insurance
(COLI) are also included in this category.

Non-interest income, excluding net security gains, totaled $16.6 million in the third quarter of 2002, a decrease of $1.9 million or 10.5% from the $18.5 million in third quarter of 2001. Excluding a $1.8 million Branch Gain and a $1.0 million gain from cash received on the merger of an ATM service provider in the third quarter of 2001, non-interest income increased $904,000 or 5.8%. On a year-to-date basis, excluding $10.5 million in Branch Gains and the $1.0 million ATM service provider merger gain, non-interest income increased $1.1 million or 2.3% to $48.3 million in 2002, compared to $47.2 million in 2001.

Trust and asset management income, the largest source of fee based revenues, totaled $5.9 million in the third quarter of 2002, a decrease of $808,000 or 12.0% from $6.7 million in the third quarter of 2001. For the nine-month periods ended September 30, 2002 and 2001, respectively, trust and asset management revenues were $18.8 million and $20.4 million, a decline of $1.5 million or 7.6%. The declines in the equity market have impacted the value of AMCORE-administered assets, which in turn have caused a reduction in fee revenue.

The trust and asset management segment manages or administers $5.6 billion of investments, inclusive of traditional assets as well as the management of the BANK's diverse fixed income portfolio of approximately $1.2 billion. Assets in the AMCORE Vintage Mutual Funds totaled $874 million at September 30, 2002. In addition to overall market performance, trust and asset management revenues are dependent upon the Company's ability to attract and retain accounts, specific investment performance, and other economic factors.

Service charges on deposits totaled $4.9 million in the third quarter of 2002, an increase of $932,000 or 23.6% from the $4.0 million in the third quarter of 2001. Year-to-date in 2002, service charges on deposits increased $2.1 million or 19.6% to $12.9 million, from $10.8 million during the same period in 2001. Deposit growth initiatives and increased commercial account analysis fees contributed to the increase.

Mortgage revenues include fees generated from underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans, net of servicing right amortization and impairment. Mortgage revenues were $1.3 million in the third quarter of 2002, an increase of $442,000 or 49.2% from $898,000 in the third quarter of 2001, despite an $816,000 increase in mortgage servicing rights impairment charges due to increasing prepayment speeds. Excluding a $1.7 million servicing right impairment charge in the third quarter of 2002 and $906,000 in the third quarter of 2001, mortgage revenues increased $1.3 million or 69.7%. Closing volumes increased 74.9% to $206.3 million in the third quarter of 2002, from $117.9 million in the third quarter 2001. For the first nine months of 2002, mortgage revenues were $3.7 million compared to $4.2 million for the first nine months of 2001, for a decline of $510,000 or 12.2%. Excluding impairment charges of $2.4 million and $1.1 million year-to-date 2002 and 2001, respectively, mortgage revenues increased $829,000 or 15.6%. Closing volumes increased 12.8% to $417.2 million for the first nine months of 2002, from $369.7 million over the same period in 2001.

Continued strong mortgage performance, fueled by an extended period of mortgage interest rates declines and resulting refinancing activity, is expected throughout the remainder of 2002. Full year volumes are on pace to exceed the record levels achieved in 2001. As of September 30, 2002, AMCORE had $10.3 million of capitalized mortgage servicing rights, less a $3.2 impairment valuation allowance, with a fair value of $7.1 million. The unpaid principal balance of mortgage loans serviced for others, including mortgage loans held for sale, was $1.0 billion as of September 30, 2002. This compares to $925.8 million as of September 30, 2001.

COLI income totaled $1.5 million in the third quarter of 2002, a $47,000 or 3.1% decrease from $1.5 million in the third quarter of 2001. Year-to-date, COLI income increased $249,000 or 6.3% to $4.2 million, reflecting additional investments and the impact of compounding. Declining interest rates, which have been slower to impact COLI investment performance and yields, contributed to the decline in the third quarter of 2002 compared to the same period in 2001. AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. As of September 30, 2002, the CSV of COLI stood at $107.4 million.

Other non-interest income includes customer service charges, credit card and merchant fees, ATM fees, brokerage commissions, insurance commissions, gains on fixed asset and loan sales and other miscellaneous income. In the third quarter of 2002, other non-interest income was $2.9 million, a

$660,000 or 18.3% decrease from $3.6 million in the third quarter of 2001. The decline was primarily attributable to the $1.0 million third quarter 2001 ATM service provider merger gain and was partly offset by increased brokerage commissions and derivative mark-to-market gains. For the first nine-months of 2002 other non-interest income was $8.8 million, a decrease of $262,000 or 2.9% from the same time period in 2001. The $1.0 million third quarter 2001 ATM service provider merger gain and a $781,000 first quarter 2001 gain on Auto Loan Sales, were nearly offset by a $365,000 second quarter 2002 gain on the sale of excess land, a $309,000 first quarter 2002 excess retirement plan asset reversion gain, increased derivative mark-to-market gains, higher brokerage commissions and higher check-card interchange income.

Net realized securities gains were $1.1 million in the third quarter of 2002, compared to $309,000 in the third quarter of 2001. For the full nine-month periods, net realized security gains were $2.5 million in 2002 compared to a $1.2 million loss in 2001. The loss in 2001 was attributable to the Security Portfolio Restructuring. The level of security gains or losses is dependent on the size of the available for sale portfolio, interest rate levels, AMCORE's liquidity needs, and balance sheet risk objectives.

Operating Expenses

Total operating expense was $34.2 million in the third quarter of 2002, an increase of $4.8 million or 16.4%, from $29.4 million in the third quarter of 2001. For the first nine months of 2002, operating expenses were $97.2 million, an increase of $6.6 million or 7.3% from $90.6 million for the first nine months of 2001. The increases were primarily due to higher personnel costs that were partly offset by the discontinuation of goodwill amortization pursuant to SFAS No. 142. The efficiency ratio was 60.90% in the third quarter of 2002, compared to 60.30% in the third quarter of 2001. On a year-to-date basis the efficiency ratios were 62.41% and 61.86% for 2002 and 2001, respectively.

Personnel costs, which include compensation expense and employee benefits, are the largest component of operating expenses. Personnel costs totaled $20.0 million in the third quarter of 2002, an increase of $3.1 million or 18.6% from $16.8 million in the third quarter of 2001. In addition to normal cost-of-living adjustments, the increase was primarily attributable to the $1.3 million Retirement Obligation, increased employee benefit and incentive related costs, Branch Expansion and higher commissions. Higher commissions were driven by increased mortgage and brokerage activity. For the nine-month periods ended September 30, 2002 and 2001, personnel costs were $56.4 million and $51.0 million, respectively, an increase of $5.5 million or 10.7%. The year-to-date variance was impacted by the same items as for the quarter only, but was partly offset by lower costs due to the Branch Sales and net severance costs. Severance incurred in the second quarter of 2001 was partly offset by severance costs incurred in the first quarter of 2002.

Net occupancy expense for the three and nine-month periods ended September 30, 2002 were $2.0 million and $5.9 million, respectively. This compares to $1.8 million and $5.7 million for the three and nine-month periods ended September 30, 2001, respectively. For the third quarter the increase was $209,000 or 11.5%, while the full nine-month period increased $198,000 or 3.5%. These increases include higher costs associated with the Branch Expansion, net of the cost savings from the Branch Sales.

Equipment expense increased $218,000 or 12.0% to $2.0 million in the third quarter of 2002 but was down $172,000 or 2.9% to $5.8 million for the first nine-months of 2002, when compared to the respective periods of 2001 where expenses were $1.8 million and $6.0 million. Year-to-date, lower costs related to data processing equipment more than offset increased software costs. Equipment expense increased during the third quarter of 2002, compared to 2001, due in large part to the Branch Expansion.

Professional fees for the three and nine-month periods ended September 30, 2002 were $1.1 million and $3.2 million, respectively. This was an increase of $380,000 or 51.9% from $732,000 in the third quarter of 2001, primarily due to higher consulting and legal expenses. For the full nine-month period, there was an increase of $323,000 or 11.2% from $2.9 million a year ago. The increase for the nine-month period was mainly due to higher consulting and collection expenses.

Advertising and business development expenses were $1.1 million in the third quarter of 2002, an increase of $74,000 or 7.2% from $1.0 million in the third quarter of 2001. For the nine-month period ended September 30, 2002, advertising and business development expenses increased $340,000 or 10.8% to $3.5 million from $3.1 million in the same period in 2001. The increase primarily related to the promotion of free checking accounts.

Intangibles amortization declined to $35,000 and $106,000 for the respective three and nine-month periods ended September 30, 2002, compared to $510,000 and $1.6 million for the same periods in 2001. The decrease relates to the discontinuation of goodwill amortization pursuant to SFAS No. 142.

Other expenses were $5.4 million in the third quarter of 2002, an increase of $1.1 million or 26.7% from $4.2 million in the third quarter of 2001. The increase was mainly the result of higher loan processing costs associated with increased mortgage volumes, increased foreclosed real estate costs and lower of cost or market adjustments on mortgages held for sale, that were partly offset by lower charitable contributions. Year-to-date, other expenses increased $1.5 million or 11.4% to $14.3 million in 2002 from $12.8 million in 2001.

Income Taxes

Income tax expense totaled $3.3 million in the third quarter of 2002, compared with $3.7 million in the third quarter of 2001, a decrease of $420,000 or 11.4%. Lower pre-tax earnings, adjustments related to favorable audit results and the impact of non-deductible goodwill amortization in 2001 that is no longer being amortized following the adoption of SFAS No. 142 on January 1, 2002, were the primary reasons for the decline. Partly offsetting the decline was the impact of decreased investments in tax-exempt municipal bonds. For the nine-month period ended September 30, 2002, income tax expense decreased $233,000 or 2.3% to $10.0 million from $10.3 million in the same period in 2001. Year-to-date, the favorable audit related adjustments, the discontinuation of goodwill amortization, and the affect of increases in CSV on COLI more than offset increased taxes due to higher pre-tax earnings and decreased investments in tax-exempt municipal bonds.

The effective tax rates were 23.4% and 24.8% in the third quarter of 2002 and 2001, respectively. The effective tax rates for the full nine-month periods ended September 30, 2002 and 2001 were 24.3% and 25.1%, respectively. The third quarter of 2001 effective tax rate included $130,000 of tax benefit for the Extraordinary Item. For the nine-month period ended September 30, 2001, the effective tax rate included the $130,000 tax benefit and $143,000 of income tax expense for the Accounting Change. Effective tax rates are less than the statutory tax rates due primarily to investments in tax-exempt municipal bonds and increases in CSV on COLI that are not taxable.


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

Total Segment results differ from consolidated results primarily due to intersegment eliminations, certain corporate administration costs, items not otherwise allocated in the management accounting process and treasury and investment activities. The impact of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and are included in the "Other" column of Note 9 of the Notes to Consolidated Financial Statements. For ease of comparison, the discussion of each Segment, including the Segment profit percentage, focuses on earnings before the Extraordinary Item and the Accounting Change (the "Operating Profit" or "Operating Loss"). In addition, due to its unusual and non-recurring nature, the Branch Gain has not been allocated to either the Commercial or Retail segments. It is included in the Other column.

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

Commercial Operating Profit for the third quarter of 2002 was $6.0 million, an increase of $2.7 million or 83.1% from the third quarter of 2001. Commercial Operating Profit for the nine months ended September 30, 2002 was $16.4 million. This was an increase of $5.6 million or 51.8% from the same period in 2001. Lower Provisions and increased net interest income, partially offset by increased operating expenses and income tax expense were the predominant factors leading to the increases for both the three and nine-month periods.

Net interest income increased by $3.7 million in the third quarter of 2002 and by $6.2 million for the nine-month period ended September 30, 2002, compared to same periods a year ago. Increased loan volumes, lower-priced deposits and decreased net Cost of Funds Allocations more than compensated for lower yields on loans. Lower yields on loans, reduced rates on deposits and decreased net Cost of Funds

Allocations were all attributable to declining short-term interest rates over the previous year. Loan demand has been strong, aided by the Branch Expansion, and was more than sufficient to replace average loan balances transferred in the Branch Sales.

Non-interest income increased by $204,000 in the third quarter of 2002, compared to the same period in 2001. For year-to-date, the increase was $724,000. The increase for both periods was primarily the result of increased commercial deposit account analysis fees.

The Provision decreased by $2.1 million and $4.9 million, respectively, for the three and nine-month periods ended September 30, 2002, compared to the same periods in 2001. Increases in non-performing loans, net charge-offs and delinquencies, coupled with concerns over the economy's impact contributed to the increased Provisions during the second and third quarters of 2001. Comparable additions to the Allowance were not necessary during 2002.

Operating expenses increased $1.6 million in the third quarter and $2.7 million year-to-date when compared to the respective periods in 2001. The increases were largely due to higher personnel expenses, which includes the impact of the Branch Expansion as well as increased incentives, which were partially offset by the discontinuation of goodwill amortization pursuant to SFAS No. 142. Expenses on foreclosed real estate increased for the quarter, but were down on a year-to-date basis.

Income taxes increased $1.7 million for the third quarter and $3.5 million year-to-date from the comparable periods in 2001 and were primarily the result of higher income before taxes.

The Commercial Segment represented 67.2% and 53.9% of total segment Operating Profit in the third quarters of 2002 and 2001, respectively, and 61.4% for 2002 year-to-date versus 55.1% for the same period in 2001.

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

The Retail Operating Profit for the third quarter of 2002 was $2.1 million, an increase of $378,000 or 22.4% from the third quarter of 2001. Improved net interest income was partly offset by increased Provision and income taxes. Year-to-date 2002 Retail Operating Profit was $7.2 million compared to $4.9 million for the same period in 2001. This was an increase of $2.3 million or 47.7%. Improved net interest income, lower Provision and operating expenses were partly offset by increased income taxes.

Net interest income increased by $1.5 million in the third quarter of 2002, and by $1.9 million year-to-date when compared to the same periods in 2001. Lower overall loan yields, declining volumes on residential and home equity loans and reduced net Funds Credit Allocations were more than offset by lower-priced deposits and increased installment loan balances, particularly indirect automobile loan volume and new loan volume from the Branch Expansion. Lower yields on loans, reduced rates on deposits and reduced net Cost of Funds Allocations were all attributable to declining short-term interest rates over the previous year. Declining volumes on residential real estate and home equity loans were driven by accelerated prepayments due to falling mortgage interest rates and the Branch Sales, and were only partially offset by new loan volume from the Branch Expansion.

Non-interest income increased $265,000 in the third quarter of 2002, compared to the same period in 2001. Increased deposit service charge income was partly offset by decreased commissions from mortgage originations, due to the transfer of mortgage originators to the Mortgage Segment. Year-to-date non-interest income declined $87,000. Similar factors, plus a gain on the sale of excess land in the second quarter of 2002, were offset by gains on Auto Loan Sales that occurred in the first quarter of 2001.

The Provision increased by $839,000 in the third quarter of 2002, compared to the third quarter of 2001. The increase was driven by an increasing indirect automobile loan portfolio. For the nine-month period ended September 30, 2002, the Provision decreased $782,000 when compared to the same period in 2001. Increases in non-performing loans, net charge-offs and delinquencies, coupled with concerns over the economy's impact contributed to the increased Provisions during the second and third quarters of 2001. Comparable additions to the Allowance, other than for the growing indirect automobile loan portfolio, were not necessary during 2002.

Operating expenses increased by $216,000 when comparing the third quarter of 2002 with the same quarter in 2001, but decreased by $1.1 million for the full nine-month period. For the third quarter, increased personnel costs and occupancy expense were partly offset by the discontinuation of goodwill amortization pursuant to SFAS No. 142. Increased personnel costs and occupancy expense both reflect the impact of the Branch Expansion. Year-to-date, the decrease was largely due to the discontinuation of goodwill amortization and lower home office allocations, which were partly offset by lower support costs.

Income taxes increased $305,000 quarter-over-quarter and $1.3 million year-over-year, primarily the result of changes in income before taxes.

The Retail Segment represented 23.2% and 27.9% of total segment Operating Profit in the third quarters of 2002 and 2001, respectively, and 27.0% for 2002 year-to-date versus 24.9% for the same period in 2001.

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

The TAM Segment's Operating Profit for the third quarter of 2002 was $835,000, a decrease of $64,000 or 7.1% from the same period in 2001. Year-to-date, TAM's 2002 Operating Profit was $2.7 million for both 2002 and 2001. Both the quarter and year-to-date periods experienced revenue declines and decreased operating expenses and income taxes when compared to the prior year.

TAM revenues, including net interest income, declined $601,000 and $1.0 million, respectively, for the three and nine-month periods ended September 30, 2002 when compared to the same periods in 2001. Declines in fee-based revenue and net interest income were partially offset by increased brokerage commission income. The declines in the equity market have impacted the value of AMCORE-administered assets, which in turn have caused a reduction in fee-based revenue. Net brokerage commissions on the other hand have been particularly strong and are primarily the result of increased fixed-annuity sales. In addition, clearing costs associated with annuity sales, which are netted against commissions, have declined as the TAM segment is now clearing its own sales.

Operating expenses decreased $337,000 in the third quarter of 2002 and $627,000 for 2002 year-to-date when compared to the same periods in 2001 and is primarily related to the discontinuation of goodwill amortization pursuant to SFAS No.
142. Income taxes declined $200,000 for the third quarter of 2002 and $395,000 for the nine-months ended September 30, 2002 when compared to the same periods in 2001. The decrease in taxes is related to declines in pre-tax Operating Profit, exclusive of the change related to the discontinuation of goodwill amortization, which is not tax deductible.

The TAM Segment manages or administers $5.6 billion of investments, inclusive of traditional assets as well as the management of the BANK's diverse fixed income portfolio of approximately $1.2 billion. Assets in the AMCORE Vintage Mutual Funds totaled $874 million at September 30, 2002.

The TAM Segment represented 9.4% and 14.8% of total segment Operating Profit in the third quarter of 2002 and 2001, respectively, and 10.2% for 2002 year-to-date versus 13.8% for the same period in 2001.

Mortgage Banking

The Mortgage Banking Segment (Mortgage) provides a variety of mortgage lending products to meet its customer needs. It sells these loans to the BANK and the secondary market and continues to service most of the loans sold.

The Mortgage Segment's Operating Profit was $13,000 in the third quarter of 2002, compared to $208,000 in the third quarter of 2001, a decline of $195,000 or 93.8%. For the first nine months of 2002, Operating Profit was $377,000, a decline of $837,000 or 68.9% from $1.2 million in the same period a year ago. Servicing rights impairment charges were the primary factors contributing to the decrease in Operating Profit for both the three and nine-month periods ended September 30, 2002.

The Mortgage Segment revenues, which are net of servicing right amortization and impairment and including net interest income, were $3.2 million in the third quarter of 2002, an increase of $726,000 or 28.8% from $2.5 million in the third quarter of 2001. Year-to-date, Mortgage Segment revenues in 2002 were up $147,000 or 1.8% to $8.5 million from $8.3 million a year ago. The increases were primarily attributable to increased closing volumes and trading gains, net of increased servicing rights amortization and impairment. Closings were $417.2 million for the first nine months of 2002 compared to $369.7 million for the first nine months of 2001.

Operating expenses were $3.2 million in the third quarter of 2002, compared to $2.2 million in the same quarter of 2001, an increase of $1.0 million. For the first nine months of 2002, operating expenses increased $1.5 million to $7.8 million, compared to $6.3 million for the same period in 2001. The increase was primarily due to increased personnel costs, loan-processing costs and lower of cost or market adjustments on mortgages held for sale that were partly offset by the elimination of affiliate commissions due to the transfer of mortgage originators previously employed by the Retail Segment. The higher personnel costs, which included volume driven commissions, were also primarily due to the transfer of the mortgage originators from the Retail Segment.

The unpaid principal balance of mortgage loans serviced, including loans held for sale and loans serviced for the BANK, was $1.32 billion at September 30, 2002 compared to $1.30 billion at September 30, 2001.

The Mortgage Segment represented 0.2% and 3.4% of total segment Operating Profit in the third quarters of 2002 and 2001, respectively, and 1.4% for 2002 year-to-date compared to 6.2% for the same period in 2001.


                              BALANCE SHEET REVIEW

Total assets were $4.4 billion at September 30, 2002, an increase of $400.6 million or 10.0% from December 31, 2001. Total liabilities increased $352.0 million over the same period, while stockholders' equity increased $48.6 million.

Total earning assets, including COLI, increased $394.9 million from December 31, 2001. Non-earning assets increased $5.7 million over the same period. The increase in earning assets was attributable to a

$290.1 million increase in loans and a $112.7 million increase in investment securities. The increase in investment securities stems from actions taken to rebuild the Company's portfolio following last year's Security Portfolio Restructuring and prepayment activity on mortgage related securities, as well as an increase in fair value. These actions are aimed at improving the utilization of AMCORE's capital position. The increase in loans was mainly attributable to increases in installment/consumer loans, specifically growth in the indirect automobile loan portfolio and commercial real estate loans. Included in these increases was $129.7 million in loan growth attributable to the Branch Expansion.

Total deposits increased $336.1 million from December 31, 2001, of which $150.2 million was attributable to brokered CD's incurred to partially fund the rebuilding of the investment security portfolio noted above. The Branch Expansion contributed $35.0 million to the increase in deposits, while existing branches contributed $150.9 million. Short-term borrowings increased by $92.5 million over the same period, nearly offsetting a decline of $83.4 million in long-term borrowings. These changes primarily reflect the reclassification of Federal Home Loan Bank borrowings that are due to mature in less than one year. The remainder of the increase in short-term borrowings is attributable to an increase in repurchase agreements, net of a decline in commercial paper borrowing. The net increase in borrowings, along with the deposit growth noted above, was used to fund the increase in loans and securities. Other liabilities increased $6.9 million.

The stockholders' equity increase was primarily due to an increase in the net unrealized gains in the Company's available for sale investment portfolio and earnings for the first nine months of 2002 less dividends paid to shareholders.


                              ASSET QUALITY REVIEW

Allowance for Loan and Lease Losses

The determination by management of the appropriate level of the Allowance amounted to $34.2 million at September 30, 2002, compared to $33.9 million at December 31, 2001, an increase of $237,000 or less than one percent. The Allowance is a significant estimate that is regularly reviewed by management to determine whether of not the amount is considered adequate to absorb probable losses. If not, an additional Provision is made to increase the Allowance. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan groups or pools that are based on historical loss experience and general loss estimates that are based upon the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect the borrower's ability to repay, and current economic and industry conditions.

As of September 30, 2002, the Allowance as a percent of total loans and of non-performing loans was 1.24% and 124%, respectively. These compare to the same ratios at December 31, 2001 of 1.37% and 128%. Net charge-offs were $8.4 million for the first nine months of 2002 versus $8.5 million for the first nine months of 2001. These represented 0.43% and 0.45% of average loans, respectively, on an annualized basis. AMCORE's management believes that the Allowance coverage remains adequate.

An analysis of the Allowance is shown in Table 5.

Non-performing Assets

Non-performing assets consist of non-accrual loans, other real estate owned and other foreclosed assets. Non-performing assets totaled $32.0 million as of September 30, 2002, a decline of $1.8 million or 5.3% from the $33.8 million at December 31, 2001. Total non-performing assets represented 0.72% and 0.84% of total assets at September 30, 2002 and December 31, 2001, respectively.

Loans 90 days or more past due and still accruing interest were $7.3 million at September 30, 2002, compared to $14.0 million at December 31, 2001, a decline of $6.7 million or 47.6%. A significant portion of the decrease reflects a change in practice to discontinue interest accruals on credits whose delinquencies had increased beyond what was considered a reasonable collection period, plus $3.5 million in loans that were restructured and returned to accrual status during the third quarter of 2002.

On a combined basis, non-performing assets and loans 90 days or more past due and still accruing declined $8.5 million since December 31, 2001. In comparison, over this same time period, gross charge-offs were $8.4 million. This improvement of overall loan quality, during a period of loan growth, reflects a lending culture focused on improving asset quality and changes made to workout strategy and management. Continued improvements in asset quality remain a high priority for AMCORE.

An analysis of non-performing assets is shown in Table 5.


                        LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity Management

Liquidity management is the process by which the Company, through its Asset and Liability Committee (ALCO) and treasury function, ensures that adequate liquid funds are available to meet its financial commitments on a timely basis, at a reasonable cost and within acceptable risk tolerances. These commitments include funding credit obligations to borrowers, funding of mortgage originations pending delivery to the secondary market, withdrawals by depositors, repayment of debt when due or called, maintaining adequate collateral for public deposits, paying dividends to shareholders, payment of operating expenses, funding capital expenditures and maintaining deposit reserve requirements.

Liquidity is derived primarily from core deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources include brokered CD's, federal funds purchased lines (FED funds), Federal Home Loan Bank (FHLB) advances, repurchase agreements, commercial paper and back-up lines of credit, the sale or securitization of loans, and access to other capital markets.

Funding of loans is the most significant liquidity need, representing 62.6% of total assets as of September 30, 2002. Since December 31, 2001, loans from existing branches increased $160.4 million while loans attributable to Branch Expansion increased $129.7 million, for a total increase of $290.1 million. During the same period of time core deposits, considered the most stable and cost-effective source of liquidity, increased $185.9 million. Of this increase, $150.9 million came from existing branches while $35.0 million was attributable to the Branch Expansion. Thus, over this time period existing branch growth has been self-funding, and is the result of aggressive Company-wide efforts to attract and retain additional core deposits, particularly primary transaction accounts. The Branch Expansion has required, and will continue to require, other sources of liquidity to fund the loan growth and the estimated $28.0 million in incremental capital investment. This reflects the Company's strategy to move into new markets where business density is greatest and where revenues and a profitable book of business can be developed over a shorter period of time. Once this is accomplished, a more permanent full-service site is sought where deposit generation should begin to catch up with loan growth and ease the initial liquidity pressure inherent in the strategy.

The protracted period of low mortgage interest rates and high refinancings have also increased the pressure on short-term liquidity. At September 31, 2002, mortgage origination fundings awaiting delivery to the secondary market were $83.8 million, double the average amount for the first nine months of 2002 and the average amount for all of 2001. At the same time, this interest rate environment has also increased the level of prepayment of mortgage-related securities in the investment portfolio. Continued refinancing activity is expected to generate substantial cash inflows that will be redirected to temporarily fund the secondary market originations and, on a more permanent basis, loan growth associated with the Branch Expansion.

Despite the challenges of an unprecedented period of high mortgage volumes and the Branch Strategy, the Company is confident of its ability to meet and manage its short and long-term liquidity needs. As of September 30, 2002, available sources of liquidity included $153.4 million of FED funds lines, $49.0 million of FHLB advances, $250.1 of unpledged investment securities and $30.3 million of unused commercial paper and backup line of credit borrowings. The Company also has capacity, over time, to place sufficient amounts of brokered CD's as a source of mid to long-term liquidity. At September 30, 2002, potential uses of liquidity included $601.7 million in commitments to extend credit, $113.5 million in residential mortgage commitments primarily for sale to the secondary market, and $185.9 million in standby letters of credit. At December 31, 2001, these amounts were $573.3 million, $43.9 million and $116.3 million, respectively.

Capital Management

Total stockholders' equity at September 30, 2002, was $350.3 million, an increase of $48.6 million or 16.1% from December 31, 2001. The stockholders' equity increase was largely the result of an increase in the net unrealized gains in the Company's available for sale investment portfolio, earnings for the first nine months of 2002 less dividends paid to shareholders, and mark-to-market adjustments on cash flow hedges that were included in other comprehensive income. AMCORE paid dividends of $0.16 per share in the third quarters of 2002 and 2001.

Since September 30, 2001, the Company has repurchased 520,000 of its own shares at an average price of $22.21, completing the previously announced Stock Repurchase Programs.

AMCORE has outstanding $25.0 million of capital securities through AMCORE Capital Trust I (Trust), a statutory business trust, of which all common securities are owned by AMCORE. The capital securities qualify as Tier 1 capital for regulatory capital purposes.

As presented below, AMCORE's ratio of risk-based capital at 10.92%, its Tier 1 capital at 9.90% and its leverage ratio of 7.73%, all significantly exceed the regulatory minimums (as the following table indicates), as of September 30, 2002. The BANK, whose ratios are not presented below, is considered a "well-capitalized" institution based on regulatory guidelines.

(dollars in thousands)                        September 30, 2002              December 31, 2001
                                              ------------------              -----------------
                                              Amount         Ratio           Amount         Ratio
                                              ------         -----           ------         -----
Total Capital (to Risk Weighted Assets)     $  367,451       10.92%        $  344,318       11.68%
Total Capital Minimum                          268,916        8.00%           235,742        8.00%
                                            -----------------------        -----------------------
Amount in Excess of Regulatory Minimum      $   98,535        2.92%        $  108,576        3.68%
                                            =======================        =======================

Tier 1 Capital (to Risk Weighted Assets)    $  333,114        9.90%        $  310,378       10.53%


Tier 1 Capital Minimum                         134,458        4.00%           117,871        4.00%
                                            -----------------------        -----------------------
Amount in Excess of Regulatory Minimum      $  198,656        5.90%        $  192,507        6.53%
                                            =======================        =======================

Tier 1 Capital (to Average Assets)          $  333,114        7.73%        $  310,378        7.84%
Tier 1 Capital Minimum                         172,352        4.00%           158,371        4.00%
                                            -----------------------        -----------------------
Amount in Excess of Regulatory Minimum      $  160,762        3.73%        $  152,007        3.84%
                                            =======================        =======================

Risk adjusted assets                        $3,363,445                     $2,946,769
                                            ==========                     ==========

Average assets                              $4,308,804                     $3,959,280
                                            ==========                     ==========

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

Based upon an immediate increase in interest rates of 100 basis points and no change in the slope of the yield curve, the potential increase in net interest income for the twelve-month period beginning October 1, 2002 would be approximately $1.8 million or 1.18% of base forecasted income. This analysis assumes no growth in assets or liabilities and replacement of maturing instruments with like-kind instruments. At the end of 2001, comparable assumptions would have resulted in a potential decrease in 2002 net interest income of $566,000 or 0.41%. Thus, AMCORE's exposure from a rising-rate scenario has shifted from earnings at risk to an earnings opportunity since the end of 2001.

Conversely, an immediate decrease in interest rates of 100 basis points and no change in the slope of the yield curve would result in a potential decrease in net interest income for the twelve-month period beginning October 1, 2002 of approximately $6.1 million or 3.99% of base forecasted income. The same assumptions at the end of 2001 would have resulted in a potential decrease in net interest income of $3.1 million or 2.24%. AMCORE's sensitivity to declining interest rates has increased since the end of 2001.

The shift from exposure to opportunity in a rising rate scenario and increased exposure in a declining interest rate scenario reflects the Company's repositioning of its balance sheet in anticipation of economic recovery and increased interest rates. A material factor in this repositioning is a significant migration of fixed-rate commercial loan portfolios from fixed to variable rate pricing, as well as accelerated cash flows from mortgage refinancings. At December 31, 2001 variable-rate loans comprised 40% of the commercial loan portfolio. At September 30, 2002, this percentage had increased to 53%.

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


ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

Changes in Internal Controls

Since the Evaluation Date, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                                     TABLE 1
          AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS

                                                                  Quarter Ended                         Quarter Ended
                                                               September 30, 2002                     September 30, 2001
                                                     -----------------------------------    -----------------------------------
                                                       Average                   Average       Average                  Average
                                                       Balance      Interest      Rate         Balance     Interest      Rate
                                                     -----------------------------------    -----------------------------------
                                                                                  ($ in thousands)
Assets
Interest-Earning Assets:
     Taxable securities                              $  974,690    $   13,492     5.54%      $  834,924    $13,470       6.45%
     Tax-exempt securities (1)                          239,489         4,471     7.47%         264,719      5,131       7.75%
                                                     -------------------------------------------------------------------------
        Total Securities (2)                          1,214,179        17,963     5.92%       1,099,643     18,601       6.76%
     Loans held for sale (3)                             46,728           633     5.42%          43,017        752       6.97%
     Loans (1) (4)                                    2,727,838        47,713     6.95%       2,480,371     50,358       8.07%
     Other earning assets                                10,506            39     1.47%          27,707        240       3.44%
     Fees on loans held for sale (3)                         --           639       --               --        405         --
                                                     ----------------------------------     ----------------------------------
          Total Interest-Earning Assets              $3,999,251    $   66,987     6.67%      $3,650,738    $70,356       7.67%
Non Interest-Earning Assets:
     Cash and due from banks                            105,433                                  98,041
     Other assets                                       278,705                                 249,953
     Allowance for loan and lease losses                (34,643)                                (32,813)
                                                     ----------                             -----------
              Total Assets                           $4,348,746                              $3,965,919
                                                     ==========                             ===========

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
     Interest-bearing demand and savings deposits    $1,126,334    $    3,600     1.27%      $1,017,557    $ 6,592       2.57%
     Time deposits                                    1,686,559        19,466     4.58%       1,508,754     22,248       5.85%
                                                     ----------------------------------     ----------------------------------
        Total interest-bearing deposits               2,812,893        23,066     3.25%       2,526,311     28,840       4.53%
     Short-term borrowings                              546,622         5,197     3.77%         423,805      5,251       4.92%
     Long-term borrowings                               210,996         3,161     5.94%         291,464      4,385       5.97%
                                                     ----------------------------------     ----------------------------------
        Total Interest-Bearing Liabilities           $3,570,511    $   31,424     3.49%      $3,241,580    $38,476       4.71%
Noninterest-Bearing Liabilities:
     Demand deposits                                    360,049                                 338,327
     Other liabilities                                   79,926                                  70,974
                                                     ----------                             -----------
        Total Liabilities                            $4,010,486                              $3,650,881
Stockholders' Equity                                    338,260                                 315,038
                                                     ----------                             -----------
              Total Liabilities and
                 Stockholders' Equity                $4,348,746                              $3,965,919
                                                     ==========                              ==========

          Net Interest Income (FTE)                                $   35,563                              $31,880
                                                                   ==========                              ========

          Net Interest Spread (FTE)                                               3.18%                                  2.96%
                                                                                  ====                                   ====

          Interest Rate Margin (FTE)                                              3.55%                                  3.49%
                                                                                  ====                                   ====

Notes:
(1) The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(2) The average balances of the securities are based on amortized historical cost.
(3) The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
(4) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $626,000 and $1.1 million, respectively.

                                     TABLE 2
            ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

                                                               Nine Months Ended                        Nine Months Ended
                                                               September 30, 2002                       September 30, 2001
                                                     ------------------------------------     -----------------------------------
                                                       Average                   Average        Average                  Average
                                                       Balance      Interest      Rate          Balance     Interest      Rate
                                                     ------------------------------------     -----------------------------------
                                                                                  ($ in thousands)
Assets
Interest-Earning Assets:
     Taxable securities                              $  934,409     $   39,652      5.66%      $  887,045    $ 44,387       6.67%
     Tax-exempt securities (1)                          239,401         13,529      7.53%         277,135      16,011       7.70%
                                                     ----------------------------------------------------------------------------
        Total Securities (2)                         $1,173,810     $   53,181      6.04%      $1,164,180    $ 60,398       6.92%
     Loans held for sale (3)                             41,928          1,916      6.09%          39,882       2,059       6.89%
     Loans (1) (4)                                    2,614,464        138,508      7.08%       2,534,131     157,888       8.32%
     Other earning assets                                15,802            183      1.55%          27,557         949       4.60%
     Fees on loans held for sale (3)                         --          1,299        --               --       1,010         --
                                                     ------------------------------------     -----------------------------------
        Total Interest-Earning Assets                $3,846,004     $  195,087      6.77%      $3,765,750    $222,304       7.88%
Non Interest-Earning Assets
     Cash and due from banks                            100,589                                    99,147
     Other assets                                       267,776                                   240,715
     Allowance for loan and lease losses                (34,261)                                  (30,583)
                                                     ----------                                ----------
          Total Assets                               $4,180,108                                $4,075,029
                                                     ==========                                ==========

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:

     Interest-bearing demand and savings deposits    $1,076,254     $   10,465      1.30%      $1,014,221    $ 22,694       2.99%
     Time deposits                                    1,607,545         57,480      4.78%       1,594,660      73,004       6.12%
                                                     ------------------------------------     -----------------------------------
        Total interest-bearing deposits              $2,683,799     $   67,945      3.38%      $2,608,881    $ 95,698       4.90%
     Short-term borrowings                              526,039         15,755      4.00%         440,880      18,647       5.65%
     Long-term borrowings                               222,385          9,879      5.94%         295,568      13,403       6.06%
                                                     ------------------------------------     -----------------------------------
        Total Interest-Bearing Liabilities           $3,432,223     $   93,579      3.65%      $3,345,329    $127,748       5.11%
Noninterest-Bearing Liabilities:
     Demand deposits                                    355,474                                   342,988
     Other liabilities                                   70,028                                    73,528
                                                     ----------                                ----------
        Total Liabilities                            $3,857,725                                $3,761,845
Stockholders' Equity                                    322,383                                   313,184
                                                     ----------                                ----------
              Total Liabilities and
                  Stockholders' Equity               $4,180,108                                $4,075,029
                                                     ==========                                ==========

          Net Interest Income (FTE)                                 $  101,508                               $ 94,556
                                                                    ==========                               ========

          Net Interest Spread (FTE)                                                 3.12%                                   2.77%
                                                                                    ====                                    ====

          Interest Rate Margin (FTE)                                                3.52%                                   3.35%
                                                                                    ====                                    ====

Notes:
(1) The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(2) The average balances of the securities are based on amortized historical cost.
(3) The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
(4) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $2.2 million and $2.4 million, respectively.

                                     TABLE 3
          ANALYSIS OF QUARTER-TO-QUARTER CHANGES IN NET INTEREST INCOME


                                                                              Quarter Ended
                                                                     September 2002/September 2001
                                                        ------------------------------------------------------
                                                        Increase (Decrease) Due to Change In     Total Net
                                                        ------------------------------------     Increase
                                                             Average Volume  Average Rate       (Decrease)
                                                        ------------------------------------------------------
                                                                          (in thousands)
Interest Income:
           Taxable securities                                   $ 2,080       $ (2,058)          $    22
           Tax-exempt securities (1)                               (476)          (184)             (660)
                                                                ----------------------------------------
              Total Securities (2)                                1,826         (2,464)             (638)
           Loans held for sale (3)                                   60           (179)             (119)
           Loans  (1) (4)                                         4,739         (7,384)           (2,645)
           Other earning assets                                    (108)           (93)             (201)
           Fees on loans held for sale (3)                           --            234               234
                                                                ----------------------------------------
           Total Interest-Earning Assets                        $ 6,348       $ (9,717)          $(3,369)
                                                                ========================================

Interest Expense:
           Interest-bearing demand and savings deposits         $   593       $ (3,585)          $(2,992)
           Time deposits                                          2,304         (5,086)           (2,782)
                                                                ----------------------------------------
             Total interest-bearing deposits                      3,007         (8,781)           (5,774)
           Short-term borrowings                                  1,326         (1,380)              (54)
           Long-term borrowings                                  (1,206)           (18)           (1,224)
                                                                ----------------------------------------
           Total Interest-Bearing Liabilities                   $ 3,627       $(10,679)          $(7,052)
                                                                ----------------------------------------

           Net Interest Margin / Net Interest Income (FTE)      $ 2,721       $    962           $ 3,683
                                                                ========================================

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

                                     TABLE 4
             ANALYSIS OF YEAR-TO-DATE CHANGES IN NET INTEREST INCOME

                                                                        Nine Months Ended
                                                                   September 2002/September 2001
                                                        ------------------------------------------------------
                                                        Increase (Decrease) Due to Change In     Total Net
                                                        ------------------------------------     Increase
                                                             Average Volume  Average Rate       (Decrease)
                                                        ------------------------------------------------------
                                                                          (in thousands)
Interest Income:
           Taxable securities                                    $ 2,277        $ (7,012)       $ (4,735)
           Tax-exempt securities (1)                              (2,139)           (343)         (2,482)
                                                                ----------------------------------------
              Total Securities (2)                                   496          (7,713)         (7,217)
           Loans held for sale (3)                                   103            (246)           (143)
           Loans  (1) (4)                                          4,832         (24,212)        (19,380)
           Other earning assets                                     (293)           (473)           (766)
           Fees on loans held for sale (3)                            --             289             289
                                                                ----------------------------------------
           Total Interest-Earning Assets                         $ 4,648        $(31,865)       $(27,217)
                                                                ========================================

Interest Expense:
           Interest-bearing demand and savings deposits          $   871        $(13,100)       $(12,229)
           Time deposits                                             359         (15,883)        (15,524)
                                                                ----------------------------------------
             Total interest-bearing deposits                       2,676         (30,429)        (27,753)
           Short-term borrowings                                   3,183          (6,075)         (2,892)
           Long-term borrowings                                   (3,256)           (268)         (3,524)
                                                                ----------------------------------------
           Total Interest-Bearing Liabilities                    $ 3,241        $(37,410)       $(34,169)
                                                                ----------------------------------------

           Net Interest Margin / Net Interest Income (FTE)       $ 1,407        $  5,545        $  6,952
                                                                ========================================

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

                                     TABLE 5
                                  ASSET QUALITY

     The components of non-performing loans and leases at September 30, 2002 and December 31, 2001 were as follows:


                                                   September 30,  December 31,
                                                       2002           2001
                                                   ---------------------------
Impaired loans:                                        (in thousands)
     Non-accrual loans and leases
         Commercial .............................    $ 8,992        $ 8,624
         Real estate ............................      1,289          3,908
Other non-performing:
         Non-accrual loans (1) ..................     17,220         13,925
                                                     ----------------------
         Total non-performing loans .............    $27,501        $26,457
                                                     ======================

Foreclosed assets:
         Real estate ............................      3,118          5,625
         Other ..................................      1,362          1,704
                                                     ----------------------
         Total foreclosed assets ................    $ 4,480        $ 7,329
                                                     ======================

         Total non-performing assets ............    $31,981        $33,786
                                                     ======================

Loans 90 days or more past due and still accruing    $ 7,337        $14,001
                                                     ======================

Troubled debt restructurings ....................    $ 3,509        $    --
                                                     ======================

(1) These loans are not considered impaired since they are part of a small balance homogeneous portfolio.


    An anaylsis of the allowance for loan and lease losses for the periods ended September 30, 2002 and 2001 is presented below:

                                                       For the Three Months      For the Nine Months
                                                        Ended September 30,      Ended September 30,
                                                         2002        2001          2002       2001
                                                       --------------------      -------------------
                                                                    ($ in thousands)
Balance at beginning of period ....................    $33,986     $ 33,006      $33,940     $29,157
Charge-Offs:
    Commercial, financial and agricultural ........      1,536        1,215        2,822       3,946
    Real estate ...................................        500        1,105        2,210       2,208
    Installment and consumer ......................      1,559        1,268        4,622       3,593
    Direct leases .................................         51           27          117          78
                                                       --------------------      -------------------
                                                         3,646        3,615        9,771       9,825
Recoveries:
    Commercial, financial and agricultural ........        185           71          341         281
    Real estate ...................................         17          (91)         185         164
    Installment and consumer ......................        274          229          813         861
    Direct leases .................................          1            1           16           9
                                                       --------------------      -------------------
                                                           477          210        1,355       1,315

Net Charge-Offs ...................................      3,169        3,405        8,416       8,510
Provision charged to expense ......................      3,360        4,656        8,653      14,369
Reductions due to sale of loans ...................         --          120           --         879
                                                       --------------------      -------------------

Balance at end of period ..........................    $34,177     $ 34,137      $34,177     $34,137
                                                       ====================      ===================

Ratio of net-charge-offs during the period
to average loans outstanding during the period  (1)       0.46%        0.54%        0.43%       0.45%
                                                       ====================      ===================

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

The Company has reached a negotiated agreement with its insurance carrier and Plaintiffs' counsel to settle the lawsuit and other potential claims outlined below. The settlement agreement did not have a material effect on the Company's consolidated financial condition and consolidated results of operations.

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

During the second quarter of 2001, the Company made a settlement offer to Plaintiffs' counsel. The Company recorded an accrual reflecting the amount offered. There were no other developments during the quarter. Subsequent to the end of the second quarter of 2001, the Company was notified of several developments. On April 26, 2002 the Mississippi federal district court entered an order which referred the case to the federal bankruptcy court for a decision on pursuing the claim as an asset in one of the plaintiff's bankruptcy proceedings, the case was then to be referred back to the federal court for all further proceedings as requested by the Company. Plaintiffs' motion to remand to state court was denied. In addition, Plaintiffs' attorneys rejected the Company's settlement offer. Plaintiffs' counsel also notified Company's counsel that they had identified 20 more individuals with potential claims similar to those of the named Plaintiffs. No lawsuits were ever filed on their behalf. During the second quarter of 2002, the Company's counsel submitted a new offer to Plaintiffs' counsel to resolve all claims and the Company adjusted its accrual to reflect the offer. During the third quarter of 2002 Plaintiffs and Company entered into a settlement of all claims. All Plaintiffs and potential claimants have executed full releases and the United States District Court for the Northern District of Mississippi has dismissed the lawsuit on file with prejudice.

ITEM 6.  Exhibits and Reports on Form 8-K

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

    99.1      Press release of AMCORE Financial, Inc. dated October 22, 2002.

    99.2 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.3 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)          No reports on Form 8-K were filed during the third quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      AMCORE Financial, Inc.

                                      (Registrant)



Date: November 14, 2002




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

                                 Certifications

I, Kenneth E. Edge, the Chief Executive Officer of AMCORE Financial, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of AMCORE Financial, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Kenneth E. Edge
--------------------------
Kenneth E. Edge
Chief Executive Officer
November 14, 2002

                                 Certifications

I, John R. Hecht, the Chief Financial Officer of AMCORE Financial, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of AMCORE Financial, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) resented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John R. Hecht
--------------------------
John R. Hecht
Chief Financial Officer
November 14, 2002

                                  EXHIBIT INDEX

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

   99.1       Press release of AMCORE Financial, Inc. dated October 22, 2002.

   99.2 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.3 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.