Form 10-K
period 2002-12-31
AMCORE FINANCIAL INC
filed 2003-03-17
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 0–13393

AMCORE FINANCIAL, INC.

NEVADA	36–3183870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Seventh Street, Rockford, Illinois 61104

Telephone Number (815) 968–2241

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.22 par value

Common Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  X   Yes         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.   X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   X  Yes       No

As of March 1, 2003, 24,789,513 shares of common stock were outstanding. The aggregate market value of the common equity held by non-affiliates, computed by reference to the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $510,433,000.

Documents Incorporated by Reference:

Portions of the 2003 Notice of Annual Meeting and Proxy Statement, dated March 17, 2003, are incorporated by reference into Part III of the Form 10-K for the fiscal year ended December 31, 2002.

AMCORE FINANCIAL, INC.

Form 10–K Table of Contents

PART I

ITEM 1.    BUSINESS

General

AMCORE Financial, Inc. (“AMCORE” or the “Company”)) is a registered bank holding company incorporated under the laws of the State of Nevada in 1982. The corporate headquarters is located at 501 Seventh Street in Rockford, Illinois. The operations are divided into four business segments: Commercial Banking, Retail Banking, Trust and Asset Management, and Mortgage Banking. AMCORE owns directly or indirectly all of the outstanding common stock of each of its subsidiaries. AMCORE provides its subsidiaries with advice and counsel on policies and operating matters among other things.

AMCORE provides free of charge, through the Company’s Internet site at www.AMCORE.com/SEC, access to annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after electronically filing such material with the SEC. However, the information found on AMCORE’s website is not part of this or any other report.

Banking Segments

General – AMCORE directly owns AMCORE Bank, N.A. (BANK), a nationally chartered bank. AMCORE also directly owns AMCORE Consumer Finance Company, Inc. (FINANCE), a consumer finance company and indirectly owns Property Exchange Company, a qualified intermediary, which is a subsidiary of the BANK.

Geographic and Economic Information – The BANK conducts business at 64 locations throughout northern Illinois and south central Wisconsin (the “Service Area”). The Banking segments’ Service Area is dispersed among four basic economic areas: the Rockford, Illinois metropolitan area (Rockford), the Madison, Wisconsin metropolitan area (Madison), the northwestern and far-western Chicago suburbs (Chicagoland) and community banking branches (Community Banking) which are located in the more rural areas of the Service Area. Locations in the Chicagoland, Rockford and Madison Service Areas are concentrated along the “I-90 Corridor” where populations are the greatest and where the density and diversity of mid-sized businesses are highest. Recently, the Company’s growth strategy has focused on expansion along the I-90 Corridor Service Area where there are strong demographic growth rates and high concentrations of mid-size businesses. At the same time, AMCORE is exiting certain Community Banking markets that no longer fit its growth objectives. For additional information see “Branch Strategy” discussion under Item 7, Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

The Service Areas along the I-90 Corridor have similar economic characteristics of population growth and business diversity among service, retail and manufacturing. Among the three Service Areas along the I-90 Corridor, the Rockford Service Area has the highest concentration of manufacturing activities. The Community Banking Service Areas, on the other hand, have limited growth potential and have a greater concentration of smaller-sized business and agricultural concentrations. At the end of 2002, economic conditions in the Madison Service Area were characterized as strong with low unemployment. In the Chicagoland Service Area, economic conditions were stable with strong development activity and loan growth. In the Rockford Service Area, economic conditions were characterized as declining to stable, primarily due to tightening of employment opportunities in the automobile industry with cutbacks and layoffs. The Rockford Service Area experienced the greatest increase in unemployment in the State of Illinois during the past year. Economic conditions in Community Banking Service Areas were relatively stable with the exception of the agricultural sector which was experiencing some weakness.

The BANK has 38 locations throughout northern Illinois, excluding the far northwestern counties, including the Illinois cities of Rockford, Elgin, Carpentersville, Crystal Lake, Des Plaines, Lincolnshire, McHenry, Schaumburg, St. Charles, Woodstock, Dixon, Mendota, Peru, Princeton, Sterling and the surrounding communities. The BANK conducts business at 26 locations throughout south central Wisconsin, including the Wisconsin cities of Madison, Monroe, Clinton, Argyle, Baraboo, Portage, Mt. Horeb, Montello and the surrounding communities.

Through its banking locations, AMCORE provides various personal banking, commercial banking and related financial services. AMCORE also conducts banking business through eight supermarket branches, which gives the customer convenient access to bank services seven days a week.

Investment Portfolio and Policies – As a complement to its Commercial and Retail Banking segments, the BANK also carries a securities investment portfolio. The level of assets that the company holds in securities is dependent upon a variety of factors. Chief among these factors is the optimal utilization of the Company’s capital. After consideration of loan demand, excess capital is available to allocate to high-quality investment activities that can generate additional income for the Company and its shareholders, while still maintaining strong capital ratios. In addition to producing additional interest spreads for the BANK, the investment portfolio is used as a source of liquidity, to manage interest rate risk and to meet pledging requirements of the BANK. The investment portfolio is governed by an investment policy designed to provide maximum flexibility in terms of liquidity and to contain risk from changes in interest rates. Individual holdings are diversified, maximum terms and durations are limited and minimum credit ratings are enforced and monitored. The BANK does not engage in trading activities. The amount of securities that the Company is permitted to invest in that have a higher degree of risk of loss are defined and limited by Company policy. The investment portfolio is managed on a day-to-day basis by a professional investment manager from AMCORE’s Trust and Asset Management segment. Portfolio performance and changing risk profiles are regularly monitored by an Investment Committee of AMCORE’s board of directors.

Sources of Fundings – Liquidity management is the process by which the Company, through its Asset and Liability Committee (ALCO) and treasury function, ensures that adequate liquid funds are available to meet its financial commitments on a timely basis, at a reasonable cost and within acceptable risk tolerances. These commitments include funding credit obligations to borrowers, funding of mortgage originations pending delivery to the secondary market, withdrawals by depositors, repayment of debt when due or called, maintaining adequate collateral for secured deposits and borrowings, paying dividends to its parent company, payment of operating expenses, funding capital expenditures and maintaining deposit reserve requirements.

Liquidity is derived primarily from core deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources include brokered certificates of deposit (CD’s), federal funds purchased lines (FED funds), Federal Home Loan Bank (FHLB) advances, repurchase agreements, commercial paper and back-up lines of credit (via the BANK’s parent company), the sale or securitization of loans, and access to other capital markets. Core deposits from the BANK’s retail and commercial customers are considered by management to be the primary, most stable and most cost-effective source of funding and liquidity for the BANK.

Retail Banking Segment – Retail banking services to individuals include deposit (demand, savings and time deposit accounts) and lending activities. Principal lending types include installment loans (primarily direct and indirect automobile lending), mortgage and home equity loans, overdraft protection, personal credit lines and credit card programs.

Mortgage and home equity lending have the lowest risk profile due to the nature of the collateral. Installment loans have an intermediate risk due to the lower principal amounts and the depreciating nature of the collateral. Personal lines and overdraft have the highest degree of risk since the loans are unsecured. The credit card programs are a fee service for originating the relationship and no credit risk is retained by the BANK. The BANK manages its risk via a centralized credit administration process, risk scoring, loan-to-value and other underwriting standards and knowledge of its customers. As a general rule, the BANK does not actively engage in retail lending activities outside its geographic market areas.

AMCORE Vintage Funds, a proprietary family of mutual funds, are also marketed through most banking locations. The Private Banking Group also markets Vintage Mutual Funds and meets other special needs of high net worth individuals. Automated teller machines located throughout AMCORE’s market area make banking transactions available to customers when the bank facilities and hours are not convenient.

Commercial Banking Segment – A wide range of financial services are provided to commercial, small business and governmental organizations. These services include, among others, lending, deposits, letters of credit and cash management services. While the BANK has a limited portfolio of equipment leases, it does not actively promote this type of financing with its commercial customers. The Commercial Banking Segment lending products are tailored to the specific customer needs (facilities acquisition and expansion, equipment purchases and working capital needs). Commercial lending has a higher risk profile than does retail lending due to the larger dollar amounts involved, the nature of the collateral and a greater variety of economic risks that could potentially affect the loan customer.

AMCORE manages its commercial lending risks by a centralized underwriting process, serial sign-off requirements as dollar amounts increase, lending limits, monitoring concentrations, regular loan review and grading of credits and an active work-out management process for troubled credits.

AMCORE earned Preferred Lender Status from the Small Business Administration in both Illinois and Wisconsin and has been ranked one of the top two Illinois banks in the SBA program for four consecutive years ending December 31, 2002.

Other Financial Services – The BANK provides various services to consumers, commercial customers and correspondent banks. Services available include safe deposit box rental, securities safekeeping, foreign currency exchange, lock box and other services.

The BANK also offers several electronic banking services to commercial and retail customers. AMCORE Online! provides retail customers with online capability to access deposit and loan account balances, transfer funds between accounts, make loan payments, view statements and pay bills. AMCORE Online! For Business facilitates access to commercial customers’ accounts via personal computers. It also permits the transfer of funds between accounts and the initiation of wire transfers and ACH activity to accounts at other financial institutions. The AMCORE TeleBank service provides retail and commercial customers the opportunity to use their telephone 24 hours a day to obtain balance and other information on their checking and savings accounts, certificates of deposit, personal installment loans, retail mortgage loans, and Vintage Funds; all from a completely automated system.

Trust and Asset Management Segment

AMCORE Investment Group, N.A. (AIG) is a nationally chartered non-depository bank and owns AMCORE Investment Services, Inc. (AIS) and Investors Management Group, Ltd. (IMG). AIG provides trust services, employee benefit plan and estate administration and various other services to corporations and individuals.

AIS, a wholly–owned subsidiary of AIG, is incorporated under the laws of the State of Illinois and is a member of the National Association of Security Dealers (NASD). AIS is a full–service brokerage company that offers a full range of investment alternatives including annuities, mutual funds, stocks and bonds. AIS customers can get real time stock market quotes, investment account information, and place trades for market hours execution 24 hours a day, 7 days a week through AMCORETrade.com.

IMG is incorporated under the laws of the State of Iowa and is a wholly-owned subsidiary of AIG. IMG is an asset management company whose primary customers include trust customers, retirement plans, foundations, endowments, private investors, AMCORE’s Vintage Mutual Funds family, insurance companies, banks, public entities and individuals. IMG also provides the mutual fund administration for the AMCORE Vintage Mutual Funds.

Mortgage Segment

AMCORE Mortgage, Inc. (AMI), a wholly–owned subsidiary of the BANK, was incorporated under the laws of the State of Nevada in 1987. AMI is a full service mortgage banker providing a broad spectrum of mortgage products to their customers in addition to providing the BANK with a variety of mortgage lending products to meet its customer needs. Residential mortgage loans are originated by AMI, of which non-conforming adjustable rate, fixed-rate and balloon residential mortgages are normally sold to the BANK. The conforming adjustable rate, fixed-rate and balloon residential mortgage loans are sold in the secondary market. AMI continues to service most of the loans that are sold.

During January 2003, AMI was merged with and into AMCORE Bank, N.A., however, it continues as a reportable segment. See Note 18 of the Notes to Consolidated Financial Statements included under Item 8 of this document for further financial information on AMCORE’s business segments.

Competition

Active competition exists for all services offered by AMCORE’s bank and non–bank affiliates with other national and state banks, savings and loan associations, credit unions, finance companies, personal loan companies, brokerage and mutual fund companies, mortgage bankers, insurance agencies, financial advisory services, and other financial institutions serving the affiliates’ respective market areas. The principal competitive factors in the banking and financial services industry are quality of services to customers, ease of access to services and pricing of services, including interest rates paid on deposits, interest rates charged on loans, and fees charged for fiduciary and other professional services.

Since 1982, when Illinois multi–bank holding company legislation became effective, there have been many bank mergers and acquisitions in Illinois. These combinations have had the effect of increasing the assets and deposits of bank holding companies involved in such activities. Illinois legislation, effective December 1, 1990, permitted bank acquisitions in Illinois by institutions headquartered in any other state which has reciprocal legislation, further increasing competition. See “Supervision and Regulation” below in this Item 1.

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

Employment

AMCORE had 1,406 full–time equivalent employees as of March 1, 2003. AMCORE provides a variety of benefit plans to its employees including health, dental, group term life and disability insurance, childcare reimbursement, flexible spending accounts, retirement, profit sharing, 401(k), stock option, stock purchase and dividend reinvestment plans.

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

The acquisition of five percent or more of the voting shares or all or substantially all of the assets of any bank by a bank holding company requires the prior approval of the FRB and is subject to certain other federal and state law limitations. The Act also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than banking, managing and controlling banks or furnishing services to banks and their subsidiaries, except that holding companies may engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be “so closely related to banking as to be a proper incident thereto.” On August 31, 1993, the FRB approved an amendment to add certain activities and to reduce the burden on bank holding companies that desire to conduct these activities by simplifying the regulatory review process.

Under current regulations of the FRB, a bank holding company and its non-bank subsidiaries are permitted, among other activities, to engage in such banking-related businesses as sales and consumer finance, equipment leasing, computer service bureau and software operations, mortgage banking, brokerage and financial advisory services. The Act does not place territorial restrictions on the activities of non–bank subsidiaries of bank holding companies. In addition, federal legislation prohibits acquisition of “control” of a bank or bank holding company without prior notice to certain federal bank regulators. “Control” is defined in certain cases as acquisition of ten percent or more of the outstanding shares of a bank or bank holding company.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation (FDIC) insurance fund in the event the depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default.

The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as such terms are defined under regulations issued by each of the federal banking agencies.

In late 1992, Congress passed the Federal Deposit Insurance Corporation Improvement Act of 1992 which included many provisions that have had significant effects on the cost structure and operational and managerial standards of commercial banks. In addition to provisions for recapitalization of the Bank Insurance Fund, this Act contains provisions that revise bank supervision and regulation, including, among many other things, the monitoring of capital levels, outline additional management reporting and external audit requirements, and add consumer provisions that include Truth-in-Savings disclosures.

The Gramm-Leach-Bliley Act (GLB Act) was enacted November 1999, and, among other things, established a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. We do not believe that the GLB Act will have a material effect upon our operations in the near term. However, to the extent the GLB Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets the Company currently serves.

The foregoing references to applicable statutes and regulations are brief summaries thereof and are not intended to be complete and are qualified in their entirety by reference to the full text of such statutes and regulations.

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

Subsidiary Dividends and Capital

Legal limitations exist as to the extent to which the BANK can lend or pay dividends to AMCORE and/or its affiliates. The payment of dividends by a national bank without prior regulatory approval is limited to the current year’s net income plus the adjusted retained net income for the two preceding years. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the FRB and regulations issued by the FDIC and the OCC (collectively “Agencies”). As of December 31, 2002, approximately $28.6 million was available for payment to AMCORE in the form of dividends without prior regulatory approval. The BANK is also limited as to the amount it may lend to AMCORE and its affiliates. At December 31, 2002, the maximum amount available to AMCORE and its affiliates in the form of loans approximated $23.7 million. Loans outstanding to affiliates were $2.7 million at December 31, 2002. See Note 19 of the Notes to Consolidated Financial Statements.

The FRB issues risk-based capital guidelines for bank holding companies. These capital rules require minimum capital levels as a percent of risk-weighted assets. In order to be adequately capitalized under these guidelines, banking organizations must have minimum capital ratios of 4% and 8% for Tier 1 capital and total capital, respectively. The FRB also established leverage capital requirements intended primarily to establish minimum capital requirements for those banking organizations that have historically invested a significant portion of their funds in low risk assets. Federally supervised banks are required to maintain a minimum leverage ratio of not less than 4%. Refer to the Capital Management section of Item 7 for a summary of AMCORE’s capital ratios as of December 31, 2002 and 2001. See Note 20 of the Notes to Consolidated Financial Statements.

Governmental Monetary Policies and Economic Conditions

The earnings of all subsidiaries are affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the FRB influences general economic conditions and interest rates through various monetary policies and tools. It does so primarily through open–market operations in U.S. Government securities, varying the discount rate on member and non-member bank borrowings, and setting reserve requirements against bank deposits. FRB monetary policies have had a significant effect on the operating results of banks in the past and are expected to do so in the future. The general effect of such policies upon the future business and earnings of each of the subsidiary companies cannot accurately be predicted.

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

Name	Age	Principal Occupation Within the Last Five Years
Kenneth E. Edge	57

Chairman of the Board, President and Chief Executive Officer of AMCORE since January 2003. President and Chief Executive Officer from July 2002 to January 2003. President and Chief Operating Officer of AMCORE from May 2000 to July 2002. Executive Vice President and Chief Operating Officer until May 2000. Chairman of the Board, President and Chief Executive Officer of the BANK since October 1999. Previously Group Vice President, Banking Subsidiaries. Chairman of the Board of AIG since October 1999.

John R. Hecht	44	Executive Vice President and Chief Financial Officer of AMCORE. Director of the BANK and AIG.

Bruce W. Lammers	46

Executive Vice President of AMCORE since May 2002. Executive Vice President and Commercial Line of Business Manager of the BANK since March 1999. Executive Vice President – Commercial Services Division until March 1999. Director of the BANK and AIG.

David W. Miles	45

Executive Vice President, Chief Operating Officer and Director of the BANK since April 2001. President, Chief Executive Officer and Director of AIG and Executive Vice President of AMCORE since March 2000. Chief Operating Officer of AIG until March 2000. Director of Vintage Mutual Funds Inc. since May 1999; President since 1998.

James S. Waddell	57	Executive Vice President, Chief Administrative Officer and Corporate Secretary of AMCORE. Director of the BANK and AIG.

Joseph B. McGougan	42	President and Chief Executive Officer of AMI. Group Vice President of AMCORE. Executive Vice President of the BANK since October 2002. Director of the BANK and AIG.

Eleanor F. Doar	46

Senior Vice President and Corporate Marketing Director of the BANK since February 2002. Previously Vice President, Advertising and Public Relations Manager of the BANK. Marketing Manager for Vintage Mutual Funds Inc. since February 2000. Director of BANK and AIG since January 2003.

Patricia M. Bonavia	52	President of AIS since February 1998. Executive Vice President and Chief Operating Officer for AIG since March 2000. Director of IMG since February 1998. Previously Vice President of IMG.

Lori M. Burke	50

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

Melvin H. Buser	55	Senior Vice President and Chief Credit Officer of the BANK since April 2001. Previously Senior Vice President and Senior Credit Officer.

James M. Hansberry	40

Senior Vice President and Manager, Private Banking Group of the BANK since February 2001. Senior Vice President and Retail Product Manager from March 2000 to February 2001. Vice President and Retail Product Manager from July 1999 to March 2000. Vice President and Project Manager from February 1999 to December 1999. Vice President of Affiliate Banking until February 1999.

Name	Age	Principal Occupation Within the Last Five Years
Leon J. Holschbach	49

Senior Vice President and Community Markets Regional President of the BANK since December 2000. AMCORE Bank, North Central Regional President from December 1999 to December 2000. Previously President of AMCORE Bank, North Central, N.A. until December 1999.

Gregory Sprawka	52	Senior Vice President and Director of Operations and Technology of the BANK since April 1999. Previously Vice President and Controller of AMCORE and the BANK.

M. Shawn Way	40	Senior Vice President, Board Secretary and Cashier of the BANK. Director of AIS since April 1999. Retail Division Manager since April 2001. Regional Retail Manager until April 2001.

ITEM 2.    PROPERTIES

On December 31, 2002, AMCORE had 82 locations, of which 55 were owned and 27 were leased. The Banking segments had 79 locations, of which 55 were owned and 24 were leased. The Trust and Asset Management segment had two leased facilities and the Mortgage segment had one leased facility. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See Item 1 and Note 5 of the Notes to Consolidated Financial Statements included under Item 8 of this document for further information on properties. In addition, AMCORE had 112 ATM machine locations that were available without fee to AMCORE customers.

ITEM 3.    LEGAL PROCEEDINGS

Management believes that no litigation is threatened or pending in which the Company faces potential loss or exposure which will materially affect the Company’s financial position or results of operations, other than as noted below. Since the Company’s subsidiaries act as depositories of funds, trustee and escrow agents, they occasionally are named as defendants in lawsuits involving claims to the ownership of funds in particular accounts. This and other litigation is incidental to the Company’s business.

The Company has reached a negotiated agreement with its insurance carrier and Plaintiffs’ counsel to settle the lawsuit and other potential claims outlined below. The settlement agreement did not have a material effect on the Company’s consolidated financial condition and consolidated results of operations.

On August 26, 1999, Willie Parker and five other plaintiffs filed a civil action in the Circuit Court of Humphreys County, Mississippi against AMCORE Consumer Finance Company, Inc., a subsidiary of the Company and other defendants containing twelve separate counts related to the sale and financing of residential satellite dish systems. Though the actual purchase price for each of these systems involved a principal amount of less than $3,000, the complaint prayed for economic loss and compensatory damages in the amount of $5 million for each plaintiff and punitive damages in the amount of $100 million for each plaintiff. The Company denied the plaintiffs’ allegations.

During the second quarter of 2001, the Company made a settlement offer to Plaintiffs’ counsel. The Company recorded an accrual reflecting the amount offered. During the second quarter of 2002, the Company’s counsel submitted a new offer to Plaintiffs’ counsel to resolve all claims and the Company adjusted its accrual to reflect the offer. During the third quarter of 2002, Plaintiffs’ counsel and the Company entered into a settlement of all claims. All Plaintiffs and potential claimants have executed full releases and the United States District Court for the Northern District of Mississippi has dismissed the lawsuit on file with prejudice.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

See Items 6 and 8 of this document for information on the Company’s stock price ranges and dividends. AMCORE’s common stock trades on the NASDAQ National Market System under the symbol “AMFI.” There were approximately 8,200 holders of record of AMCORE’s common stock as of March 1, 2003. See Item 12 of this document for information on the Company’s equity compensation plans.

The Company’s policy is to declare regular quarterly dividends based upon the Company’s earnings, financial position, capital requirements and such other factors deemed relevant by the Board of Directors. This dividend policy is subject to change, however, and the payment of dividends by the Company is necessarily dependent upon the availability of earnings and the Company’s financial condition in the future. The payment of dividends on the Common Stock is also subject to regulatory capital requirements.

The Company’s principal source of funds for dividend payments to its stockholders is dividends received from its subsidiary banks. Under applicable banking laws, the declaration of dividends by the BANK in any year, in excess of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years, must be approved by the Office of the Comptroller of the Currency. For further discussion of restrictions on the payment of dividends, see Item 7, Management’s Discussion and Analysis of the Results of Operations and Financial Condition, Item 7A, Quantitative and Qualitative Disclosures About Market Risk and Note 19 of the Notes to the Consolidated Financial Statements.

ITEM 6.    SELECTED FINANCIAL DATA

Five Year Comparison of Selected Financial Data

	2002	2001	2000	1999	1998
	(in thousands, except per share data)
FOR THE YEAR:
Interest income	$253,128	$281,387	$320,874	$300,322	$290,861
Interest expense	122,360	161,514	195,821	168,883	168,127

Net interest income	130,768	119,873	125,053	131,439	122,734
Provision for loan and lease losses	12,574	16,700	9,710	10,550	7,993
Non-interest income	70,312	77,066	61,209	58,204	55,423
Operating expenses	131,015	123,635	117,113	123,838	116,269

Income before income taxes, extraordinary item & accounting change	57,491	56,604	59,439	55,255	53,895
Income taxes	14,020	14,382	16,356	15,106	14,314

Net income before extraordinary item & accounting change	$43,471	$42,222	$43,083	$40,149	$39,581
Extraordinary item: Early extinguishment of debt (net of tax)	—	(204)	—	—	—
Cumulative effect of accounting change (net of tax)	—	225	—	—	—

Net income	$43,471	$42,243	$43,083	$40,149	$39,581

Return on average assets (1)(2)(3)	1.02%	1.04%	1.00%	0.95%	0.99%
Return on average equity (1)(2)(3)	13.19	13.50	14.92	12.96	12.64
Net interest margin	3.53	3.42	3.29	3.55	3.53

AVERAGE BALANCE SHEET:
Total assets	$4,242,499	$4,054,874	$4,314,593	$4,216,662	$3,983,600
Loans and leases, net of unearned income	2,665,875	2,518,772	2,736,482	2,593,770	2,218,972
Earning assets	3,921,477	3,750,714	4,035,705	3,969,851	3,768,197
Deposits	3,085,333	2,930,452	3,079,212	2,953,023	2,730,173
Long-term borrowings	212,997	288,680	316,680	300,490	278,603
Stockholders’ equity	329,548	312,855	288,820	309,723	313,056

ENDING BALANCE SHEET:
Total assets	$4,520,714	$4,021,847	$4,244,106	$4,347,621	$4,147,833
Loans and leases, net of unearned income	2,883,717	2,477,193	2,627,157	2,746,613	2,451,518
Earning assets	4,145,365	3,670,113	3,946,631	4,008,000	3,864,852
Deposits	3,294,662	2,893,737	3,143,561	3,016,408	2,947,724
Long-term borrowings	185,832	268,230	265,830	285,270	330,361
Stockholders’ equity	355,681	301,660	308,497	293,728	316,083

FINANCIAL CONDITION ANALYSIS:
Allowance for loan losses to year-end loans	1.22%	1.37%	1.11%	1.03%	1.08%
Allowance to non-performing loans	108.24	128.28	132.12	159.16	145.24
Net charge-offs to average loans	0.42	0.44	0.29	0.33	0.16
Non-performing loans to net loans	1.13	1.07	0.84	0.65	0.74
Average long-term borrowings to average equity	64.63	92.27	109.65	97.02	88.99
Average equity to average assets	7.77	7.72	6.69	7.35	7.86

STOCKHOLDERS’ DATA:
Basic earnings per share	$1.76	$1.66	$1.60	$1.42	$1.39
Diluted earnings per share	1.75	1.64	1.58	1.40	1.36
Book value per share	14.35	12.26	11.87	10.51	10.96
Dividends per share	0.64	0.64	0.64	0.56	0.54
Dividend payout ratio	36.36%	38.55%	40.00%	39.44%	38.85%
Average common shares outstanding	24,701	25,490	26,930	28,304	28,515
Average diluted shares outstanding	24,911	25,730	27,237	28,730	29,098

(1)	The 2000 ratios excluding the impact of the $258,000, or $0.01 per share, reversals of after-tax restructuring charges: return on average assets 0.99%; return on average equity 14.83%
(2)	The 1999 ratios excluding the impact of the $3.3 million, or $0.11 per share, after-tax restructuring charges: return on average assets 1.03%; return on average equity 14.02%
(3)	The 1998 ratios excluding the impact of the $3.3 million, or $0.11 per share, after-tax merger related charges: return on average assets 1.08%; return on average equity 13.70%

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc.’s and its Subsidiaries’ (“AMCORE” or the “Company”) financial condition as of December 31, 2002 compared to December 31, 2001 and the results of operations for the three years ended December 31, 2002. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

FACTORS INFLUENCING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains, and our periodic filings with the Securities and Exchange Commission and written or oral statements made by the Company’s officers and directors to press, potential investors, securities analysts and others will contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of AMCORE. Statements that are not historical facts, including statements about beliefs and expectations, are forward-looking statements. These statements are based upon beliefs and assumptions of AMCORE’s management and on information currently available to such management. The use of the words “believe”, “expect”, “anticipate”, “plan”, “estimate”, “should”, “may”, “will” or similar expressions identify forward-looking statements. Forward-looking statements speak only as of the date they are made, and AMCORE undertakes no obligation to update publicly any forward-looking statements in light of new information or future events.

Contemplated, projected, forecasted or estimated results in such forward-looking statements involve certain inherent risks and uncertainties. A number of factors—many of which are beyond the ability of the Company to control or predict—could cause actual results to differ materially from those in its forward-looking statements. These factors include, among others, the following possibilities: (I) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new or existing competitors; (II) adverse state, local and federal legislation and regulation;  (III) failure to obtain new customers and retain existing customers; (IV) inability to carry out marketing and/or expansion plans; (V) ability to attract and retain key executives or personnel; (VI) changes in interest rates including the effect of prepayment; (VII) general economic and business conditions which are less favorable than expected; (VIII) equity and fixed income market fluctuations; (IX) unanticipated changes in industry trends;  (X) unanticipated changes in credit quality and risk factors; (XI) success in gaining regulatory approvals when required; (XII) changes in Federal Reserve Board monetary policies; (XIII) unexpected outcomes on existing or new litigation in which AMCORE, its subsidiaries, officers, directors or employees are named defendants;  (XIV) technological changes; (XV) changes in accounting principles generally accepted in the United States of America; (XVI) changes in assumptions or conditions affecting the application of “critical accounting policies”; and (XVII) inability of third-party vendors to perform critical services for the Company or its customers.

CRITICAL ACCOUNTING POLICIES

The financial condition and results of operations for AMCORE presented in the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements, selected financial data appearing elsewhere within this report, and management’s discussion and analysis are, to a large degree, dependent upon the Company’s accounting policies. The selection and application of these accounting policies involve judgments, estimates and uncertainties that are susceptible to change.

Presented below are discussions of those accounting policies that management believes are the most important (Critical Accounting Policies) to the portrayal and understanding of the Company’s financial condition and results of operations. These Critical Accounting Policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also Note 1 of the Notes to Consolidated Financial Statements.

Loans, Leases and Allowance for Estimated Losses

Loans and leases are the Company’s largest income earning asset category. Loans are recorded at the amount advanced to the borrower plus certain costs incurred by AMCORE to originate the loan, less certain origination fees that are collected from the borrower. The carrying amount of loans is reduced as principal payments are made. Payments made by the borrower are allocated between interest income and principal payment based upon the outstanding principal amount, the contractual rate of interest and other contractual terms. The carrying amount is further adjusted to reflect amortization of the origination costs net of origination fees. These items are amortized over the expected life of the loan.

The accrual of interest income is generally discontinued (Non-Accrual Status) when management believes that collection of principal and/or interest is doubtful or when payment becomes 90 to 120 days past due, except for loans that are well secured and are in a short-term, well-defined process of collection. Payments received from the borrower after a loan is placed on Non-Accrual Status are applied to reduce the principal balance of the loan until such time that collectibility of remaining principal and interest is no longer doubtful.

Management periodically reviews the loan and lease portfolio in order to establish an estimated allowance for loan and lease losses (Allowance) that are probable as of the respective reporting date. Additions to the Allowance are charged against earnings for the period as a provision for loan and lease losses (Provision). Actual loan and lease losses are charged against (reduce) the Allowance when management believes that the collection of principal will not occur. Unpaid interest attributable to prior years for loans that are placed on Non-Accrual Status is also charged against the Allowance. Unpaid interest for the current year for loans that are placed on Non-Accrual Status is reversed against the interest income previously recognized. Subsequent recoveries of amounts previously charged to the Allowance, if any, are credited to (increase) the Allowance.

The Allowance is regularly reviewed by management to determine whether or not the amount is considered adequate to absorb probable losses. If not, an additional Provision is made to increase the Allowance. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan groups or pools that are based on historical loss experience and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions, among other things. The Allowance is also subject to periodic examination by regulators whose review includes a determination as to its adequacy to absorb potential losses.

Those judgments and assumptions that are most critical to the application of this accounting policy are the initial and on-going credit-worthiness of the borrower, the amount and timing of future cash flows of the borrower that are available for repayment of the loan, the sufficiency of underlying collateral, the enforceability of third-party guarantees, the frequency and subjectivity of loan reviews and risk gradings, emerging or changing trends that might not be fully captured in the historical loss experience, and charges against the Allowance for actual losses that are greater than previously estimated. These judgments and assumptions are dependent upon or can be influenced by a variety of factors including the breadth and depth of experience of lending officers, credit administration and the corporate loan review staff that periodically review the status of the loan, changing economic and industry conditions, changes in the financial condition of the borrower and changes in the value and availability of the underlying collateral and guarantees.

While the Company strives to reflect all known risk factors in its evaluations, judgment errors may occur. If different assumptions or conditions were to prevail, the amount and timing of interest income and loan and lease losses could be materially different. These factors are most pronounced during economic downturns. Since, as described above, so many factors can affect the amount and timing of losses on loans and leases it is difficult to predict, with any degree of certainty, the affect on income if different conditions or assumptions were to prevail. Nonetheless, if any combination of the above judgments or assumptions were to adversely affect the adequacy of the Allowance by ten percent, an additional Provision of approximately $3.5 million would be necessary. See also Table 2 and Note 4 of the Notes to Consolidated Financial Statements.

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

Each reporting period, the Company re-evaluates the fair value of its remaining mortgage servicing rights assets. The amount that the carrying amount of mortgage servicing rights exceeds the new estimate of fair value is charged against earnings for the period. Rather than directly reducing the carrying amount of the servicing rights asset, a valuation allowance is established for the same amount as the charge against earnings. In subsequent reporting periods, depending upon current estimates of fair value, the valuation allowance may be reversed. The reversal is limited to the remaining amount of the valuation allowance and will result in an increase in recorded earnings.

The periodic re-evaluation of fair value is based upon current estimates of the present value of remaining net servicing cash flows that incorporate numerous assumptions including the cost of servicing the loans, discount rates, prepayment rates and default rates. This re-evaluation is done by stratifying servicing rights assets into pools based upon one or more predominant risk characteristics of the underlying loans that are being serviced. Risk characteristics include loan type and interest rate. Valuation allowances required for one pool cannot be offset by the amount that the fair value of another pool exceeds its carrying amount.

Judgments and assumptions that are most critical to the application of this accounting policy are the appropriate risk-weighted discount rates used to determine the present value of estimated net future cash flows, prepayment speeds that will determine the amount and period of servicing revenue that is expected to be earned, estimated costs to service the loans and estimated interest earned on amounts collected for real estate tax and property insurance premiums that are held in escrow until payment is due. These assumptions are based upon actual performance of the underlying loans and the general market consensus regarding changes in mortgage and other interest rates. For example, declining mortgage interest rates typically result in accelerated mortgage prepayments, which tend to shorten the life and reduce the value of the servicing rights asset.

In addition to the judgments and assumptions affecting the application of this accounting policy, the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, permitted mortgage servicers to restratify their mortgage servicing rights pools. Upon consideration, the Company determined that its existing stratification was preferable to other alternatives and chose not to restratify its pools. This represented the selection of an accounting policy that could have produced different results for 2001 had the Company chose to restratify its pools. In general, the greater the number of pools, the greater the likelihood of earnings volatility associated with valuation allowances. Conversely, the fewer the number of pools the less likely there will be earnings volatility.

If different assumptions and conditions were to prevail, materially different amortization and valuation allowances than those that were recorded may be required. Since, as described above, so many factors can affect the value of mortgage servicing rights it is difficult to predict, with any degree of certainty, the affect on income if different conditions or assumptions were to prevail. Nonetheless, if any combination of the above judgments or assumptions were to adversely affect their value by an additional ten percent, an additional impairment charge of approximately $1.1 million would be necessary. See also Note 7 of the Notes to Consolidated Financial Statements.

Loan Securitization and Sale of Receivables

When the Company sells receivables in securitizations of indirect automobile loans, the net carrying amount of the loans is removed from the balance sheet, and certain retained residual interests are recorded. The retained interests included rights to service the loans that were sold (the “Servicing Rights”), the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the “Interest Only Strip”) and an interest in sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the “Credit Enhancement” or “Overcollateralization Asset”). The carrying value of the loans removed from the balance sheet included the unpaid principal balance of the loans, net of an allocable portion of the Allowance for Loan and Lease Losses, minus the portion of the carrying value of the loans that were allocated to the retained residual interests. These allocations were based upon the relative fair values of the retained residual interests and the loans sold. Because they are retained assets, the amount allocated and recorded for the residual interests had a favorable impact on the amount of gain or loss that was recognized on the sale of the loans.

Since the benefits to be received from the Servicing Rights represent adequate compensation for the Company’s servicing responsibilities, no asset was recorded for Servicing Rights. Income from servicing is recognized as earned pursuant to the terms of the servicing agreement and to the extent cash collections from the borrowers exceed payments to the investors and agent. Cash collections in excess of the Servicing Rights income that is earned is next applied to the Interest Only Strip. The value allocated to the Interest Only Strip is reduced and interest income is recorded assuming a constant yield based upon the discount rate used to estimate its fair value. At the end of the estimated life of the securitization, the carrying value of the Interest Only Strip will be fully amortized. The value allocated to the Overcollateralization Asset is accreted assuming a constant yield based upon the discount rate used to estimate its fair value. Accretion is recorded as other income for the period. At the end of the estimated life of the securitization, the carrying value of the Overcollateralization Asset will have accreted to the amount of the sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans, net of projected credit losses. At that time the cash is expected to be released from the securitization in an amount that equals the accreted value of the Overcollateralization Asset.

Because the Company’s retained residual interests are subordinated to the interests of securitization investors and the trust agent, there is risk that the carrying value of the Interest Only Strip will not be fully recovered, resulting in a loss charged to earnings. In addition, since actual credit losses may exceed projected credit losses over the life of the securitization, there is risk that the accreted value of the Over collateralization Asset will not be fully realized, resulting in a loss charged to earnings. Recourse against the Company for credit losses is limited to the amount of the sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans. Thus, a loss in excess of the accreted value of the Overcollateralization Asset is not possible. Each reporting period, the fair values of the Interest Only Strip and the Overcollateralization Asset are re-evaluated based upon current estimates and assumptions of the net present value of residual future cash flows net of remaining expected credit losses. If this re-evaluation results in fair values that are less than the amortized carrying value of the Interest Only Strip and the accreted value of the Overcollateralization Asset, respectively, and if remaining projected cash flows are less than previously estimated, the carrying values are written-down to fair value. The amount of the write-downs is charged against earnings for the current period. Finally, each reporting period, new Interest Only Strip amortization schedules and new Overcollateralization Asset accretion schedules are developed based upon current estimates, assumptions, adjusted carrying values and revised constant yields.

Judgments and assumptions that are most critical to the application of this accounting policy are estimated defaults, delinquencies and credit losses, projected prepayment speeds and discount rates. These assumptions are based upon demonstrated credit and prepayment performance of the underlying loans. These are, in turn, most highly influenced by general economic conditions, with the greatest adverse affect during economic downturns and periods of rapidly falling interest rates.

If different assumptions and conditions were to prevail, noticeably different results could occur because the recorded asset may need to be written off or written down faster than planned and cash flows from the retained residual interests may be less than expected. Since, as described above, so many factors can affect the value of the retained residual interests it is difficult to predict, with any degree of certainty, the affect on income if different conditions or assumptions were to prevail. Nonetheless, if any combination of the above judgments or assumptions were to adversely affect their value by an additional ten percent and the decline was determined to be other than temporary, an impairment charge of approximately $891,000 would be necessary. See also Note 8 of the Notes to Consolidated Financial Statements.

OVERVIEW OF OPERATIONS

AMCORE reported record net income of $43.5 million for the year ended December 31, 2002. This compares to $42.2 million and $43.1 million reported for the years ended December 31, 2001 and 2000, respectively. This represents an increase of $1.2 million or 2.9% when comparing 2002 and 2001, and a decrease of $840,000 or 1.9% when comparing 2001 and 2000. Results for 2001 and 2000 included amortization expense related to goodwill of $2.0 million. Amortization of goodwill was discontinued in 2002. See discussion of Accounting Changes.

Diluted earnings per share for 2002 were a record $1.75 compared to $1.64 in 2001 and $1.58 in 2000. This represents an increase of $0.11 per share or 6.7%, when comparing 2002 and 2001, and $0.06 per share or 3.8%, when comparing 2001 and 2000. The 6.7% increase in earnings on a diluted per share basis compares favorably to the 2.9% increase on a dollar basis, reflecting the accretive impact to per share earnings of AMCORE’s previously announced stock repurchase programs. During 2002, average diluted shares outstanding declined 819,000.

AMCORE’s return on average realized equity for 2002 was 13.71% versus 13.67% in 2001 and 13.68% in 2000. Average realized equity excludes the average impact of unrealized gains and losses that are otherwise included in other comprehensive income, net of related income tax expense. AMCORE’s return on average assets for 2002 was 1.02% compared to 1.04% in 2001 and 1.00% in 2000.

Both AMCORE and its banking subsidiary (the “BANK”) continue to exceed the minimum capital requirements established by regulators for banks and bank holding companies. In addition, the BANK continues to be “well capitalized” as defined by regulatory guidelines. See Note 20 of the Notes to Consolidated Financial Statements.

Branch Strategy

During 2001, the Company launched a strategic initiative to reallocate capital to higher growth Midwestern markets, particularly along the I-90 growth corridor between Chicago’s northwest suburbs and Madison, Wisconsin (the “Branch Expansion”). The Company’s strategy is to move into a new market where there are strong demographic growth rates and high concentrations of mid-size businesses, with a seasoned commercial service staff in a leased facility. Once a book of business is developed and the branch becomes profitable, a more permanent site for a full service retail facility is sought. At the same time, AMCORE is exiting certain markets that no longer fit its growth objectives (the “Branch Sales”).

During the second and third quarters of 2001, the BANK sold seven Illinois branches and during the first quarter of 2002 closed one additional branch. For the seven Illinois Branch Sales, $65.1 million in loans, $170.8 million in deposits and $1.4 million in premises and equipment were transferred to the respective buyers resulting in net after-tax gains of $5.2 million and $1.1 million in the second and third quarters of 2001, respectively (the “Branch Gains”). Loans and deposits for the closed branch were transferred to nearby BANK branches. In the fourth quarter of 2002, the Company announced it had reached definitive agreements to sell six Wisconsin branches. The sales closed in first quarter 2003. First National Bank and Trust Company of Beloit, Wisconsin, acquired the Clinton and Darien branches with combined loans and deposits of approximately $22.1 million and $52.0 million, respectively. The National Exchange Bank and Trust of Fond du Lac, Wisconsin, acquired the Montello, Kingston, Dalton and Westfield branches, which have combined loans and deposits of approximately $27.8 million and $77.0 million, respectively. For the Wisconsin Branch Sales, the Company will report a combined net after-tax Branch Gain of approximately $5.2 million in the first quarter of 2003.

Branch Expansion activities in 2001 included two new offices: one on Rockford’s fast-growing east side and one in Geneva, Illinois, an affluent Chicago suburb. During 2002, the BANK opened four commercial loan offices and three full-service branches. The commercial loan offices included three in the Chicago suburbs of Schaumburg, Lincolnshire and Des Plaines, Illinois and one on the east side of Madison, Wisconsin. The full-service branches included one each in St. Charles and McHenry, Illinois and one along the beltway in Madison. As a result of the new office openings, a limited branch office in Geneva, Illinois and a smaller full-service branch in downtown McHenry, Illinois were closed. Combined, the nine new locations have generated $234.2 million in loans and $67.4 million in deposits as of December 31, 2002. The impact of the Branch Expansion was a decrease of $0.04 and $0.02 per diluted share in 2002 and 2001, respectively. In 2003 and early 2004, the Company plans to open an additional nine branches in the Illinois Fox River Valley, the Chicago suburbs and Madison, Wisconsin.

The nine branches planned for 2003 and early 2004, will require approximately $28 million in incremental capital expenditures and, when considered with all the new offices opened since April, 2001, are expected to have a dilutive impact on 2003 earnings of 10 to 15 cents per share as start-up costs initially outpace net revenues. The impact of any gains or loss of earnings on the Wisconsin branch sales was not factored into the decrease in earnings per share expected in 2003 from the Branch Expansion strategy. Despite this dilutive impact, AMCORE expects year-over-year growth in earnings per share from improvements in existing business performance during 2003. For 2004 and thereafter, the Company expects earnings accretion from its Branch Expansion efforts.

As a complement to its Branch Expansion, the BANK added 37 additional automated teller machines (ATMs) in 15 communities in northern Illinois and southern Wisconsin. The ATMs primarily will be located in Kelley-Williamson Mobil stations as part of a co-branding relationship, and will be owned and operated by an unaffiliated third party. The BANK currently owns and operates 75 ATMs throughout Wisconsin (24) and Illinois (51). Expansion of the BANK’s ATM network through this co-branded relationship will increase its Wisconsin and Illinois ATM presence to 34 and 78, respectively, or 112 overall.

Organizational Changes and Related Charges

During 2002, Kenneth E. Edge was named President and Chief Executive Officer, effective July 1, 2002, and Chairman of the Board, to be effective January 1, 2003. Mr. Edge, who most recently served as AMCORE’s President and Chief Operating Officer, replaced Robert J. Meuleman. Mr. Meuleman continued as Chairman until his retirement at the end of 2002. In connection with these changes, and in an effort to gain efficiencies, the position of Chief Operating Officer was not replaced. The net present value of early retirement obligations, pursuant to Meuleman’s Separation, Release and Consulting Agreement, including certain enhanced post retirement benefits and continued participation in the Company’s Long-Term Incentive Plan (the “Separation Agreement”), at $784,000 net of tax (the “Retirement Obligation”), was accrued in 2002. Amounts due for consulting services subsequent to retirement date will be charged to earnings as incurred.

During 2001, AMCORE announced additional business changes designed to better integrate banking and asset management services to its customers. To better support these structural changes, AMCORE streamlined its management team resulting in the departure of certain senior managers. Additional changes were made in 2002. Severance charges related to these structural changes were $215,000 and $464,000 after-tax in 2002 and 2001, respectively (the “Severance Charge(s)”).

During 2000, the Company reversed $258,000 in excess net after-tax restructuring charges (the “Restructuring Reversals”), reflecting lower than expected costs to complete the restructuring of its operations (the “Restructuring”) that occurred throughout 1999 and 2000.

Securities Sales and Loan Securitizations

During 2001, AMCORE recognized $2.0 million in net security losses related to investment portfolio restructuring (the “Security Portfolio Restructuring”); a strategy designed to reduce interest rate risk. The restructuring plan focused on the disposal of securities having a higher degree of interest rate risk associated with changes in prepayment speeds and on securities with low yields and/or longer durations. The restructuring was intended to improve the stability and quality of future earnings and values.

During 2001 and 2000, the BANK sold $29.9 million and $100.3 million, respectively, of indirect automobile loans in securitization transactions (the “Auto Loan Sales”). Net after-tax gains of $494,000 and $812,000, were recorded for the respective years. Upon securitization, the BANK retained Servicing Rights, Interest Only Strips and Overcollateralization Assets. The Company’s retained interests are subordinate to investors’ interests. The value of the Company’s Interest Only Strips subject to prepayment risk and the value of the Overcollateralization Asset are subject to credit risk on the transferred auto loans. The investors and the securitization trust have no other recourse to the Company’s other assets for failure of debtors to pay when due. There were no Auto Loan Sales in 2002. See Note 8 of the Notes to Consolidated Financial Statements.

During 2000, the Bank securitized $51.5 million of 1-4 family mortgage loans (the “Mortgage Securitization”). No gain or loss was recognized during 2000, as the securities were retained by the BANK in its available for sale portfolio. These securities were disposed of during 2001 as part of the Security Portfolio Restructuring. There were no Mortgage Securitizations in 2001 or 2002.

Accounting Changes

On January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”, with respect to business combinations that were completed prior to  July 1, 2001. These statements require that the Company evaluate its existing intangible assets and goodwill classifications. Goodwill and intangible assets with indefinite useful lives may no longer be amortized, but instead must be tested for impairment at least annually. The useful life and residual values of all other intangibles must also be reassessed. As of the date of adoption, the Company had unamortized goodwill in the amount of $15.6 million and unamortized identifiable intangible assets (the “Core Deposit Intangibles”) in the amount of $282,000, that were subject to the transition provisions of SFAS Nos. 141 and 142. The Company had no other intangible assets affected by this accounting change. Amortization expense related to goodwill was $2.0 million for 2001 and 2000. Amortization of Core Deposit Intangibles was $141,000 in 2002, compared to $96,000 in 2001 and $101,000 in 2000. The increase in 2002 over 2001 reflects the reassessment of and reduction in useful life. Fair value exceeded carrying value for all reporting units that have allocated goodwill at both the transitional and annual evaluation dates. Thus, no transitional or annual impairment loss was recognized and no cumulative effect of a change in accounting principle was recorded. In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions” (SFAS No. 147). SFAS No. 147 requires financial institutions to evaluate their accounting for past acquisitions to determine whether revisions are needed. SFAS No. 147 applies to all new and past financial institution acquisitions, including “branch acquisitions” that qualify as acquisitions of a business, but excludes acquisitions between mutual institutions. The Company does not have any acquisitions affected by this new standard. See Note 6 of the Notes to Consolidated Financial Statements.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138. This statement outlines accounting and reporting standards for derivative instruments and hedging activities. Net income for 2001 includes a cumulative effect increase to earnings of $225,000 net of tax, or $0.01 per diluted share, attributable to the adoption of the new accounting standard (the “Accounting Change”). See Note 11 of the Notes to Consolidated Financial Statements.

Extinguishment of Debt

During 2001, AMCORE reacquired for its own portfolio at par $15.0 million in capital trust preferred securities, issued in March 1997, which was accounted for as a retirement (the “Debt Extinguishment”), with the coupon rate of 9.35 percent. The Debt Extinguishment resulted in an after-tax extraordinary charge of $204,000, or $0.01 per diluted share (the “Extraordinary Item”). See Note 10 of the Notes to Consolidated Financial Statements.

Stock Repurchase Programs

During 2002, 2001 and 2000 the Company reacquired shares pursuant to various share repurchase authorizations (the “Stock Repurchase Programs”). Shares so acquired became treasury shares available for general corporate purposes, including the issuance of shares in connection with AMCORE’s stock option plan and other employee benefit plans. During 2002, the Company repurchased 82,000 shares at an average price of $22.20. During 2001, the Company repurchased 1.8 million shares at an average price of $21.42. During 2000, the Company repurchased 2.0 million shares at an average price of $19.43. No shares remain to be purchased under any Stock Repurchase Program.

EARNINGS REVIEW OF CONSOLIDATED INCOME STATEMENT

The following highlights a comparative discussion of the major components of net income and their impact for the last three years.

Net Interest Income

Net interest income is the difference between income earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. The interest income on certain loans and investment securities is not subject to Federal income tax. For analytical purposes, the interest income and rates on these types of assets are adjusted to a “fully taxable equivalent” or FTE basis. The FTE adjustment was calculated using AMCORE’s statutory Federal income tax rate of 35%. Adjusted interest income is as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Interest Income Book Basis . . . .	$253,128	$281,387	$320,874
FTE Adjustment . . . . . . . . . . . . .	6,862	8,059	8,956

Interest Income FTE Basis . . . . .	259,990	289,446	329,830
Interest Expense	122,360	161,514	195,821

Net Interest Income FTE Basis . .	$137,630	$127,932	$134,009

Net interest income on a fully taxable equivalent basis increased $9.7 million or 7.6% in 2002 compared to a decline of $6.1 million or 4.5% in 2001. The increase in net interest income in 2002 was primarily the result of decreased funding costs and an increase in average earning assets. In 2001, the decline in net interest income was attributable to lower average earning assets, partially offset by improved net interest spread.

The net interest spread is the difference between the average rates on interest-earning assets and the average rates on interest-bearing liabilities. The interest rate margin represents net interest income divided by average earning assets.

These ratios can also be used to analyze net interest income. Since a significant portion of the Company’s funding is derived from interest-free sources, primarily demand deposits, other liabilities and stockholders’ equity, the effective rate paid for all funding sources is lower than the rate paid on interest-bearing liabilities alone.

As Table 1 indicates, the interest rate spread improved 27 basis points to 3.15% in 2002 from 2.88% in 2001, which was an improvement of 22 basis points from the 2000 level of 2.66%. The interest rate margin was 3.53% in 2002, an increase of 11 basis points from 3.42% in 2001. The 2001 level was an increase of 13 basis points from 3.29% in 2000.

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

Changes Due to Volume

In 2002, net interest income on an FTE basis increased due to average volume by $4.7 million. This was comprised of an $11.9 million increase in interest income that was partially offset by a $7.2 million increase in interest expense. In 2001, net interest income on an FTE basis decreased due to average volume by $11.6 million. This was comprised of a $26.4 million decline in interest income that was partially offset by a $14.8 million decrease in interest expense.

The 2002 increase in interest income of $11.9 million was largely the result of a $147.1 million or 5.8% increase in average loans. Average installment and consumer loans, primarily indirect automobile lending, increased $127.9 million, while average commercial real estate and average commercial, financial and agricultural loans increased $87.9 million and $28.2 million, respectively. The combined increase in commercial lending was primarily driven by AMCORE’s Branch Expansion in the Chicago suburban and Madison area markets, notwithstanding the stricter pricing policies, tightened credit standards implemented in previous years and the continuing sluggish business environment. These increases were partially offset by a decline in average residential real estate loans of $97.0 million due to the impact of refinancings, as mortgage interest rates dropped to forty-year lows.

The 2002 increase in average earning assets was funded by a $139.6 million increase in average interest-bearing deposits, plus a $15.3 million increase in non-interest bearing deposits. The combined increase was comprised of a $78.4 million increase in brokered deposits and a $76.5 million or 2.9% increase in core deposits. The growth in core deposits reflects company-wide initiatives to attract additional core deposits as well as deposit growth attributable to the Branch Expansion. Over 95% of the core deposit growth was attributable to primary transaction account business, which is the Company’s lowest cost funding source. Growth in core deposits was insufficient to fund loan growth, leading to the increase in brokered deposits. AMCORE recognizes the importance of continued core deposit growth, not only as a means of funding the Branch Expansion, but also to continue the strategy expressed in 2001 of reducing its reliance on wholesale funding sources. Strong well-established markets, the transition to full-service retail branches in new markets as the Branch Expansion develops, continued emphasis on attracting and retaining primary transaction accounts, and asset securitization are all means by which the Company expects to implement these strategies.

The 2001 decline in interest income of $26.4 million was driven by a $217.7 million or 8.0% decline in average loans and a $141.8 million or 11.0% decline in average investment securities. The decrease in average loans was led by a $118.5 million average decrease in 1-4 family real estate loans due to refinancings and the Mortgage Securitization. Refinancings were prompted by falling mortgage interest rates which reached a forty-year low during 2001. Installment and consumer loan volume decreased $54.9 million, on average, as a result of the Auto Loan Sales. Commercial loan volume declined an average $26.5 million due to stricter pricing policies, tighter credit standards and the recession. These declines also reflect the impact of $65.1 million in loans transferred as part of the Branch Sales. The decline in average investment securities was the result of AMCORE’s Security Portfolio Restructuring, de-leveraging and prepayments driven by falling interest rates. Planned reductions primarily focused on mortgage-related securities with a higher degree of interest rate risk associated with changing prepayment speeds. The strategy also focused on reducing certain other securities with low yields and/or longer durations.

The 2001 decline in average earning assets led to a $287.4 million or 8.0% decrease in average interest-bearing liabilities and the resulting $14.8 million volume related reduction in interest expense. This was largely attributable to a $235.8 million average reduction in wholesale funding, including brokered deposits. This was a deliberate strategy aimed at reducing the Company’s reliance on these higher-cost funding sources, which included the Debt Extinguishment, and to reduce interest rate risk. Also included in the decrease is the impact of $170.8 million in deposits that were assumed by the buyers as part of the Branch Sales.

Changes Due to Rate

During 2002, net interest income on an FTE basis increased due to average rates by $5.0 million when compared with 2001. This was comprised of a $46.4 million decline in interest expense that was partly offset by a $41.4 million decrease in interest income. During 2001, net interest income on an FTE basis increased due to average rates by $5.5 million, when compared with 2000. This was comprised of a $14.0 million decline in interest income that was more than offset by a $19.5 million decrease in interest expense.

The yield on average earning assets declined 107 basis points in 2002, compared to 2001. The yield on average loans fell by 119 basis points, while the yield on average securities fell by 87 basis points. The decline in loan yields was primarily attributable to commercial real estate and commercial loans. Loans that refinanced during the year, variable priced loans and new loan production were all adversely impacted by the decline in interest rates that occurred throughout 2001 and 2002, driving overall yields down year-over-year. The decline in security yields was affected by the sale of higher risk securities in the 2001 Security Portfolio Restructuring and the prepayment of higher-yielding mortgage-related securities that occurred as mortgage interest rates fell. These securities were replaced with lower yielding securities due to the current interest rate environment.

The rate on interest-bearing liabilities declined 134 basis points during 2002 compared to 2001, due to lower deposit and short-term borrowing rates. While rates fell on all deposit products, the decrease was most pronounced on certificates of deposit (CD’s) and the Company’s indexed money market deposit accounts (AMDEX). Average rates on CD’s have declined as older CD’s bearing higher rates have matured and re-priced since the decline in interest rates that have occurred over the past two years. The AMDEX accounts re-price monthly off the three-month Treasury bill discount rate, and have also benefited from the decline in short-term interest rates. The decrease in short-term borrowing rates was largely the result of lower rates paid on reverse repurchase agreements as short-term interest rates have declined.

The yield on average earning assets declined 35 basis points in 2001, compared to 2000. The yield on average loans fell by 42 basis points and was primarily attributable to commercial and commercial real estate loans. Falling interest rates during the year impacted pricing on new loan volume, variable priced loans and loans that refinanced during the year. The yield on average securities decreased by 26 basis points, also the result of declining interest rates. Yields on securities were also affected by the sale of higher risk securities in the Security Portfolio Restructuring and de-Leveraging as well as the pre-payment of higher yielding securities that occurred as interest rates fell.

The rate paid on interest-bearing liabilities declined 57 basis points in 2001, compared to 2000. This was primarily due to decreased rates paid on deposits and short-term borrowings. The decrease in deposit costs was largely driven by AMDEX deposit accounts that benefited from the decline in short-term interest rates. The decrease in short-term borrowing costs was mainly due to reverse repurchase agreements that renewed at lower rates, also due to the decline in short-term interest rates.

The current and projected interest rate environments are expected to result in improved interest rate spreads and margins in 2003, compared to 2002. Specifically, the Company expects continuing benefits from deposit re-pricing during the coming year. It will also realize a full year’s benefit from an expired interest rate swap that negatively impacted funding costs in 2002 by $5.2 million or 13 basis points. Among those factors that could cause margins and spreads not to improve as anticipated by the Company in 2003 include, unexpected changes in interest rates, changes in the slope of the yield curve, the effect of prepayments or renegotiated rates, changes in the mix of earning assets and the mix of liabilities, including greater than anticipated reliance on expensive wholesale sources to fund the Branch Expansion and Wisconsin Branch Sales and greater than expected delinquencies resulting in non-accrual status.

Provision for Loan and Lease Losses

The Provision (see Critical Accounting Policies discussion) was $12.6 million for 2002, a decrease of $4.1 million or 24.7% from the $16.7 million recorded in 2001. The Provision in 2001 was increased to address a variety of factors as noted below. While non-accrual loans and net charge-offs were up year-over-year in 2002, the total of non-accrual loans, loans past due 90 days or more and restructured loans were down compared to 2001. Further additions to the Allowance in 2002 were not necessary. As a result, although non-accrual loans and net-charge-offs were up, there was a decrease in the Provision year-over-year. During 2001, the provision increased $7.0 or 72.0% from the $9.7 million in 2000. The 2001 increase in provision was due to increases in non-accrual loans, higher net charge-offs and delinquencies compared to 2000, concentrations in industries that were impacted more than others by the recession, and concerns over the economy’s impact on the loan portfolio, particularly in light of the unprecedented events on and subsequent to the terrorist attacks of September 11, 2001.

AMCORE recorded net charge-offs of $11.3 million, $11.0 million and $7.9 million in 2002, 2001 and 2000, respectively. Net charge-offs represented 42 basis points of average loans in 2002 versus 44 basis points in 2001 and 29 basis points in 2000. Commercial net charge-offs declined $1.5 million in 2002, compared to 2001, and reflects the settlement activity that occurred in 2001. Installment and consumer loan net charge-offs increased $1.4 million, the result of the continued sluggish economy and increasing loss levels on repossessed vehicles. Real estate loan net charge-offs were up $78,000 year-to-year. Commercial charge-offs increased during 2001, partially the result of settlements reached with several borrowers to terminate or avoid costly litigation or protracted negotiation. Retail and installment loans also experienced increased charge-offs in 2001, the result of increasing unemployment and the weakening economy that affected the borrower’s ability to repay their loans.

Future growth in the loan portfolio, further weakening or continued uncertainties in economic conditions, changes in underlying collateral values, specific credit deterioration, or a change in management’s workout strategies on high-risk or non-performing loans, among other things, could result in Provisions in 2003 that are materially higher than those for 2002.

Non-Interest Income

Total non-interest income is comprised primarily of fee based revenues from trust and asset management activities, bank-related service charges on deposits and mortgage revenues. Net security gains or losses and increases in cash surrender value (CSV) of BANK and Company owned life insurance (COLI) are also included in this category. For 2001, this category also included Branch Gains.

Non-interest income totaled $70.3 million in 2002, a decline of $6.8 million or 8.8% from the $77.1 million in 2001. Excluding the 2001 Branch Gains of $10.6 million, non-interest income increased $3.8 million or 5.8%. This increase was primarily attributable to increased service charges on deposits and net security gains.

Non-interest income totaled $77.1 million in 2001, an increase of $15.9 million or 25.9% from the $61.2 million in 2000. The Branch Gains accounted for $10.6 million of the increase. The remaining $5.3 million increase was attributable to growth in mortgage revenues, increases in CSV of COLI and increased service charges on deposits. These increases more than offset declines in trust and asset management income and security gains.

Trust and asset management income, the Company’s largest source of fee based revenues, totaled $24.7 million in 2002, a decrease of $2.2 million or 8.1% from $26.9 million in 2001. This follows a decrease in 2001 of $3.2 million or 10.7% from $30.1 million in 2000. The overall decline in the stock market during the past two years negatively impacted the value of AMCORE-administered assets, upon which fees are partially based, leading to the decrease in fee revenue. The loss of several larger employee benefit accounts at the end of 2000 and the beginning of 2001 also contributed to the decline.

Total assets under administration, excluding the BANK’s investment portfolio, were $4.6 billion at the end of 2002, compared to $4.9 billion and $5.0 billion at the end of 2001 and 2000, respectively. Assets under administration include both managed and custodial assets. In addition to overall market performance, trust and asset management revenues are dependent upon the Company’s ability to attract and retain accounts, specific investment performance and other economic factors. As witnessed over the last two years, investor confidence and market performance can be affected by numerous uncontrollable factors such as the September 11, 2001 attacks, uncertainties surrounding the war on terrorism, bankruptcies of high-profile public companies and the proliferation of questionable accounting practices by a variety of public companies that are reported in the financial press from time-to-time.

Service charges on deposits totaled $17.9 million in 2002, an increase of $3.1 million or 21.0% from the $14.8 million in 2001. During 2001, service charges on deposits increased $3.3 million or 28.6% from $11.5 million in 2000. Deposit growth initiatives, which primarily affected retail accounts, and increased commercial account maintenance fees contributed to the increases both in 2002 and 2001.

Mortgage revenues include fees generated from underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans, net of servicing rights amortization and impairment (see Critical Accounting Policies). Mortgage revenues were $7.9 million in 2002, a decline of $542,000 or 6.4% from the record of $8.5 million reported in 2001. During 2001, mortgage revenues increased $4.3 million or 103.2% from $4.2 million in 2000. Mortgage revenues for 2002 included $2.6 million of net servicing rights impairment charges, compared to $780,000 in 2001. No impairment charges were required in 2000. For the second year in a row, declining mortgage interest rates resulted in record closing volumes. In 2002, closing volumes were $718.0 million, compared to $634.2 million in 2001, compared to volume of $200.9 million in 2000. Continued strong performance is expected in 2003, although not at the levels experienced during 2002 and 2001.

As of December 31, 2002, the carrying value of AMCORE’s capitalized mortgage servicing rights was $7.3 million. This amount is net of a $3.4 million impairment valuation allowance. The fair value of the Company’s capitalized mortgage servicing rights was $7.4 million. The unpaid principal balance of mortgage loans serviced for others, which are not included on the Consolidated Balance Sheets, including loans held for sale, was $1.1 billion as of December 31, 2002. See Note 7 of the Notes to Consolidated Financial Statements.

COLI income totaled $5.7 million in 2002, a $435,000 or 8.3% increase over the $5.2 million in 2001. This compares to a $3.3 million increase in 2001 over the $1.9 million reported in 2000. The 2002 increase over 2001 was primarily due to the impact of compounding. The 2001 increase over 2000 also included the impact of compounding, but was primarily the result of increased average investments year-over-year. AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. As of December 31, 2002, the CSV of COLI stood at $108.9 million, which included the purchase of $3.2 million during 2002.

Other non-interest income includes customer service charges, debit card interchange income, ATM fees, brokerage commissions, insurance commissions, gains on fixed asset and loan sales and other miscellaneous income. In 2002, other non-interest income was $11.6 million, a $209,000 or 1.8% increase from $11.4 million in 2001. The increase was attributable to improved brokerage commission income of $636,000, a $607,000 increase in derivative related income due to mark-to-market gains in 2002 as opposed to losses in 2001, higher debit card interchange income of $419,000, a $365,000 gain on the sale of excess land and a $309,000 gain associated with an excess retirement plan asset reversion. These increases were partly offset by 2001 gains from Auto Loan Sales of $810,000 and a 2001 gain of $1.0 million from cash received on the merger of an ATM service provider. In 2001, there was a decrease in other non-interest income of $354,000 or 3.0% from $11.8 million in 2000. The 2001 decrease was attributable to $656,000 less gains on loan sales that were primarily related to the Auto Loan Sales, decreased brokerage and insurance commissions of $449,000 combined, and $275,000 in losses attributable to derivative mark-to-market adjustments and hedge ineffectiveness. These declines were nearly offset by the $1.0 million ATM service provider gain.

Net securities gains totaled $2.5 million in 2002, compared to net losses of $303,000 in 2001 and net gains of $1.8 million in 2000. The level of security gains or losses is dependent on the size of the available for sale portfolio, interest rate levels, AMCORE’s liquidity needs, and balance sheet risk objectives. In 2001, the Company’s balance sheet risk objectives included the Security Portfolio Restructuring in addition to continuation of the Security Portfolio de-leveraging strategy that began in 1999.

Operating Expenses

Total operating expenses were $131.0 million in 2002, an increase of $7.4 million from $123.6 million in 2001, which was a $6.5 million increase from $117.1 million in 2000. Operating expenses in 2002 included the $1.3 million Retirement Obligation and a $352,000 Severance Charge. Operating expenses in 2001 included Severance Charges of $760,000. Operating expenses in 2000 were reduced by the Restructuring Reversal of $428,000. Pursuant to SFAS No. 142, the Company discontinued the amortization of goodwill, effective January 1, 2002. Amortization expense related to goodwill was $2.0 million for 2001 and 2000. The efficiency ratio, excluding the Retirement Obligation, the Severance Charges, the Restructuring Reversal, the Branch Gains and the Security Portfolio Restructuring was 61.71% in 2002, 61.87% in 2001 and 59.66% in 2000.

Compensation expense is the largest component of operating expenses, totaling $60.5 million in 2002. This was a $5.1 million or 9.3% increase from $55.3 million in 2001, which was a $2.2 million or 4.1% increase from $53.2 million in 2000. The 2002 increase included $1.3 million in net staff additions associated with the Branch Strategy, $922,000 in increased incentive costs, higher commissions of $819,000, mainly driven by increased mortgage closings, and $527,000 of the Retirement Obligation. Severance Charges decreased $408,000 when compared to 2001. The remaining $1.9 million or 3.2% increase was largely due to normal merit and cost-of-living increases. The 2001 increase was attributable to the $760,000 Severance Charge, $621,000 of normal merit and cost-of-living adjustments net of cost savings attributable to the Restructuring and lower costs due to the impact of the Branch Sales, increased commissions of $599,000 associated with the record mortgage volumes and $188,000 related to the 2000 Restructuring Reversal. Excluding the Severance Accrual, the volume related mortgage commissions increase and the Restructuring Reversal, compensation expense increased 1.2% in 2001 from 2000.

Employee benefit costs were $16.2 million in 2002, an increase of $2.0 million or 14% from $14.2 million in 2001, which was a $385,000 or 2.8% increase from $13.8 million in 2000. The 2002 increase was primarily attributable to $757,000 of the Retirement Obligation, $665,000 in increased retirement and deferred compensation costs and $538,000 in increased payroll tax costs. The 2001 increase was primarily due to increased profit sharing, which was partially offset by decreased group medical costs associated with structural changes in the plan and other cost containment measures.

Net occupancy expense was $7.9 million in 2002, an increase of $303,000 or 4.0% from 2001. This follows an increase of $280,000 or 3.9% from 2000 levels. The 2002 and 2001 increases included net increases due to the Branch Strategy.

Equipment expense decreased $173,000 or 2.2% to $7.8 million in 2002. This followed a $501,000 or 5.9% decrease in 2001. The 2002 decrease reflects lower net electronic data processing equipment and software expense expenses. These costs also decreased in 2001, as did depreciation on furniture and fixtures, when compared to 2000.

Data processing expenses include costs related to core bank data processing, trust and other external processing systems. This category increased $738,000 or 12.2% to $6.8 million in 2002, primarily due to increased core bank data processing costs. Expenses in 2001 were $6.0 million, a $201,000 or 3.4% increase from $5.8 million in 2000. Excluding the impact of the Restructuring Reversal of $98,000 in 2000, data processing expenses increased only $103,000 or 1.7% in 2001. The modest increase in 2001 also reflects processing and programming efficiencies associated with the Restructuring.

Professional fees totaled $4.3 million in 2002, an increase of $149,000 or 7.6% from 2001. Audit and consulting fee increases were partly offset by decreased legal fees. Professional fees were $4.1 million in 2001, an increase of $343,000 or 9.1% from 2000. This was due to increased legal fees, primarily associated with credit collection activities, and a $139,000 Restructuring Reversal in 2000.

Communication expense was $4.1 million in 2002, an increase of $196,000 or 5.0% from 2001. The increase was due to increased courier and postage costs due in part to the Branch Expansion and postal rate increases. Communication expense was $3.9 million in 2001, a decrease of $49,000 or 1.2% from 2000. Increased postage and courier services were more than offset by lower telephone costs.

Advertising and business development expenses were $4.7 million in 2002, an increase of $120,000 or 2.6% from 2001. This reflects increases in branch and market level public relations and business development expenses, which were partly funded by a decrease in newspaper and direct mail advertising. Advertising and business development expenses were $4.6 million in 2001, an increase of $797,000 or 21.0% from 2000. Increased direct mail campaigns were the principal reasons for the increase, partially offset by decreased customer relations spending. The increase in direct mail campaigns was due in part to Free Checking initiatives.

Intangibles amortization was $141,000 in 2002, compared to $2.1 million in 2001 and 2000. The decrease in 2002 relates to the discontinuation of goodwill amortization pursuant to SFAS No. 142. This is more fully explained in the “Accounting Changes” section, above. See also Notes 1 and 6 of the Notes to Consolidated Financial Statements.

Other expenses were $18.6 million in 2002, an increase of $878,000 or 4.9%, following an increase of $2.9 million or 19.5% in 2001. The 2002 increase was largely the result of higher loan processing expenses of $633,000, mainly associated with collection and repossession activities, $323,000 of investment related impairment charges and $291,000 in increased travel and entertainment costs. These were partly offset by a $388,000 reduction in expenses related to foreclosed real estate. Higher loan processing expenses of $1.8 million, mainly related to heightened mortgage origination and refinancing, plus $735,000 in increased credit losses and expenses from foreclosed real estate were primarily responsible for the 2001 increase. Other factors included increased charitable contributions, Branch Expansion expenses and accruals for legal contingencies.

Income Taxes

Income tax expense totaled $14.0 million in 2002, compared with $14.4 million and $16.4 million in 2001 and 2000, respectively. The effective tax rates, which for 2001 includes $130,000 of tax benefit and $143,000 of tax expense for the Extraordinary Item and the Accounting Change, respectively, were 24.4%, 25.4%, and 27.5% in 2002, 2001, and 2000, respectively. The effective tax rate was less than the statutory tax rates due primarily to investments in tax-exempt municipal bonds and loans and increases in CSV on COLI. The decrease in the effective rate in 2002 primarily resulted from the discontinuation of goodwill amortization pursuant to SFAS No. 142 and the favorable resolution of various tax audits and other pending tax issues. The decrease in effective tax rate in 2001 was mainly due to increases in CSV on COLI.

EARNINGS REVIEW BY BUSINESS SEGMENT

AMCORE’s internal reporting and planning process focuses on four primary lines of business or (Segments): Commercial Banking, Retail Banking, Trust and Asset Management, and Mortgage Banking. Note 18 of the Notes to Consolidated Financial Statements presents a condensed income statement and selected balance sheet information for each Segment.

The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, portray each Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an appropriate allocation of shared support function expenses. The Commercial and Retail Banking Segments also include funds transfer adjustments to appropriately reflect the cost of funds on loans made and funding credits on deposits generated. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements.

Since there are no comprehensive authorities for management accounting equivalent to accounting principles generally accepted in the United States of America, the information presented is not necessarily comparable with similar information from other financial institutions. In addition, methodologies used to measure, assign and allocate certain items may change from time-to-time to reflect, among other things, accounting refinements, changes in risk profiles, changes in customers or product lines, and changes in management structure. The presentation of Segments was changed in the first quarter of 2002 to reflect the Company’s shift to a line of business structure. The primary impact of this change was to segregate the previous Banking Segment into its Retail and Commercial components. However, due to allocation methodologies for shared support costs, fund transfer pricing adjustments for loans (Cost of Funds Allocations) and deposits (Funds Credit Allocations) and the exclusion of investment and treasury activities from either the Retail or Commercial Banking Segments, the sum of these two “new” Segments will not equal the total of the “old” Banking Segment presentation. Prior period Segment results have been restated to reflect the new line of business structure. The Trust and Asset Management Segment and the Mortgage Banking Segment were not affected by the shift to a line of business structure and have not been restated.

Total Segment results differ from consolidated results primarily due to intersegment eliminations, certain corporate administration costs, items not otherwise allocated in the management accounting process and treasury and investment activities. The impact of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and are included in the “Other” column of Note 18 of the Notes to Consolidated Financial Statements. For ease of comparison, the discussion of each Segment, including the Segment profit percentage, focuses on earnings before the Extraordinary Item and the Accounting Change (the “Operating Profit” or “Operating Loss”). In addition, due to its unusual and non-recurring nature, the Branch Gain has not been allocated to either the Commercial or Retail segments. It is included in the Other column.

Commercial Banking

The Commercial Banking Segment (Commercial) provides commercial banking services to large and small business customers through the BANK’s 64 banking locations in northern Illinois and south central Wisconsin. The services provided by this Segment include lending, business checking and deposits, cash management, merchant card services and other traditional as well as e-commerce commercial banking services.

Commercial Operating Profit for 2002 was $22.5 million, an increase of $7.3 million or 48.2% from 2001. This followed a decline in 2001 of $1.9 million or 11.2% from an Operating Profit of $17.1 million in 2000. The 2002 increase was primarily attributable to increased net interest income, increases in non-interest income and decreased Provision. These were partially offset by increased operating expenses and income taxes.

Net interest income increased $10.4 million in 2002. The increase was due to increased loan volumes, particularly commercial real estate loans, lower priced deposits and decreased net Cost of Funds Allocations, which more than compensated for lower yields on loans. The lower yields on loans, reduced rates on deposits and decreased net Cost of Funds Allocations were all attributable to declining short-term interest rates over the previous year. Strong loan demand, aided by the Branch Expansion, was more than sufficient to replace average loan balances transferred in the Branch Sales leading to the increased volumes.

Non-interest income increased $1.2 million in 2002. The increase was attributable to increased service charge income associated with commercial deposit account analysis and letter-of-credit fees. Lower short-term interest rates reduced the value of account balances maintained to compensate the BANK for deposit services, resulting in higher fees collected for account maintenance.

The 2002 Provision decrease from 2001 was $4.6 million. The decrease in the Provision was primarily related to decreased charge-offs in 2002, as compared to 2001, and additions to the Allowance in 2001 prompted by concerns about delinquencies, concentrations and the economy’s impact on the commercial portfolio. Comparable additions were not necessary during 2002.

Operating expenses increased $4.3 million in 2002. The increase was largely due to higher personnel expenses, which included the impact of the Branch Strategy, and a higher allocation of shared support function costs. These increases were partially offset by the discontinuation of goodwill amortization pursuant to SFAS No. 142.

Income taxes increased $4.5 million in 2002, primarily the result of higher income before taxes.

The Commercial Segment represented 59.4%, 52.5% and 45.6% of total segment Operating Profit in 2002, 2001 and 2000, respectively.

Retail Banking

The Retail Banking Segment (Retail) provides retail-banking services to individual customers through the BANK’s 64 banking locations in northern Illinois and south central Wisconsin. The services provided by this Segment include direct and indirect lending, checking, savings, money market and CD accounts, safe deposit rental, automated teller machines, and other traditional and e-commerce retail banking services.

Retail Operating Profit for 2002 was $9.4 million, an increase of $2.0 million or 26.5% from 2001. This followed a decline in 2001 of $5.6 million or 42.9% from an Operating Profit of $13.0 million in 2000. The 2002 increase was primarily attributable to increased net interest income. Partially offsetting this increase was a decline in non-interest income, increased Provision and higher income taxes.

Net interest income increased $3.6 million in 2002. The increase was due to increased loan volumes, particularly indirect automobile loans net of reduced residential real estate loans, and lower priced deposits, which more than offset lower yields on loans and reduced net Funds Credit Allocations. The lower yields on loans, reduced rates on deposits and decreased net Funds Credit Allocations were all attributable to declining short-term interest rates over the previous year. Auto Loan Sales in 2001 and strong demand in 2002 led to the increase in indirect automobile loan volume year-over-year. Declining volumes on residential real estate loans were driven by accelerated prepayments due to falling mortgage interest rates and the Branch Sales. In all other retail loan categories, the impact of the Branch Expansion was essentially offset, on average for the year, by the impact of the Illinois Branch Sales.

Non-interest income declined $281,000 in 2002. Increased deposit service charge income, other customer service fees and a gain on the sale of excess land were more than offset by decreased commissions from mortgage originations and gain on Auto Loan Sales in 2001. The decrease in mortgage origination commissions was due to the transfer of mortgage originator staff to the Mortgage Banking Segment.

The 2002 Provision increase from 2001 was $424,000. The increase in the Provision was primarily related to increased charge-offs and growth in loan balances in 2002. Increased allocations made in 2001 for specific non-conforming real estate loans were decreased in 2002 due to the sale of a portion of that portfolio.

Operating expenses, in total, were relatively unchanged year-to-year. Increased allocations of shared support function and home office costs, as well as increased personnel costs were essentially offset by the discontinuation of goodwill amortization pursuant to SFAS No. 142 and lower foreclosed real estate costs.

Income taxes increased $833,000 in 2002, primarily the result of higher income before taxes.

The Retail Segment represented 24.8%, 25.7% and 34.8% of total segment Operating Profit in 2002, 2001 and 2000, respectively.

Trust and Asset Management

The Trust and Asset Management Segment (TAM) provides trust, investment management, employee benefit recordkeeping and administration and brokerage services. It also acts as an advisor and provides fund administration to the Vintage Mutual Funds and various public fund programs. These products are distributed nationally (i.e. Vintage Equity Fund is available through Charles Schwab, OneSource™), regionally to institutional investors and corporations, and locally through AMCORE’s banking locations.

The TAM Segment’s Operating Profit for 2002 was $3.7 million, an increase of $207,000 or 5.9% from 2001. This followed a $2.4 million or 40.5% decline from an Operating Profit of $5.9 million in 2001. The increase was primarily due to lower operating expenses and income tax expense, which were nearly offset by a decline in non-interest income.

Declines in fee-based revenue, partly offset by increased brokerage commission income, were responsible for a $1.3 million decrease in non-interest income. The declines in the equity market have impacted the value of AMCORE-administered assets, which in turn have caused a reduction in fee-based revenue. Net brokerage commissions on the other hand have been particularly strong and are primarily the result of increased fixed-annuity sales. In addition, processing costs associated with annuity sales, which are netted against commissions, have declined as the TAM segment is now processing its own sales.

Operating expenses decreased $1.2 million in 2002 and is primarily related to the discontinuation of goodwill amortization pursuant to SFAS No. 142. Lower personnel costs and decreased allocations of shared support function and home office costs, net of an increase in data processing costs and other losses, associated with reimbursements to customers and funds, also contributed to the decrease in operating expenses.

Income taxes declined $351,000 for 2002. The decrease in taxes is related to declines in pre-tax Operating Profit, exclusive of the change related to the discontinuation of goodwill amortization, which was not tax deductible.

The TAM Segment manages or administers $5.8 billion of investments, inclusive of traditional assets as well as the management of the BANK’s diverse fixed income portfolio of approximately $1.2 billion. Assets in the AMCORE Vintage Mutual Funds totaled $877 million.

The TAM Segment represented 9.7%, 12.0% and 15.6% of total segment Operating Profit in 2002, 2001 and 2000, respectively.

Mortgage Banking

The Mortgage Banking Segment (Mortgage) provides a variety of mortgage lending products to meet its customer needs. It sells these loans to the BANK and the secondary market and continues to service most of the loans sold.

The Mortgage Segment’s Operating Profit was $2.3 million in 2002, compared to $2.9 in 2001, a decline of $530,000 or 18.6%. This follows an increase of $1.3 million or 88.3% from $1.5 million in 2000. The 2002 decrease was primarily attributable to higher operating costs and lower non-interest income.

Net interest income increased $228,000 during 2002. This was primarily due to higher average mortgage loans held for sale in 2002 compared to 2001, net of associated funding costs.

Non-interest income for 2002, which for the Mortgage Segment is net of servicing right amortization and impairment, declined $302,000 from 2001. Closing volumes were $718.0 million in 2002, a second consecutive year of record closings, compared to $634.2 million in 2001. Increased amortization and impairment of servicing rights, due to the accelerated run-off of the portfolio and increasing prepayment speeds, and a lower-of-cost-or-market write-down on mortgages held for sale more than offset otherwise strong revenue gains from the increased volumes.

Operating expenses increased $791,000 in 2002 compared to 2001. The increase was primarily due to higher commissions that were paid due to the increase in mortgage volumes. Other increases in personnel costs, due to the transfer of the mortgage originators from the Retail Segment, were essentially offset by the elimination of affiliate commissions due to the transfer.

The unpaid principal balance of mortgage loans serviced at December 31, 2002, including loans held for sale and loans serviced for the BANK, was unchanged from a year ago at $1.35 billion.

The Mortgage Segment represented 6.1%, 9.8% and 4.0% of total segment Operating Profit in 2002, 2001 and 2000, respectively.

BALANCE SHEET REVIEW AND LIQUIDITY RISK MANAGEMENT

Liquidity management is the process by which the Company, through its Asset and Liability Committee (ALCO) and treasury function, ensures that adequate liquid funds are available to meet its financial commitments on a timely basis, at a reasonable cost and within acceptable risk tolerances. These commitments include funding credit obligations to borrowers, funding of mortgage originations pending delivery to the secondary market, withdrawals by depositors, repayment of debt when due or called, maintaining adequate collateral for secured deposits and borrowings, paying dividends to shareholders, payment of operating expenses, funding capital expenditures and maintaining deposit reserve requirements.

Liquidity is derived primarily from core deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources include brokered CD’s, federal funds purchased lines (FED funds), Federal Home Loan Bank (FHLB) advances, repurchase agreements, commercial paper and back-up lines of credit, the sale or securitization of loans, and access to other capital markets.

The parent company requires adequate liquidity to pay its expenses, repay debt when due and pay stockholder dividends. Liquidity is primarily provided to the parent through the BANK and other subsidiaries in the form of dividends. In 2002, dividends from subsidiaries amounted to $30.5 million, compared to $45.1 million in 2001. While the BANK is limited in the amount of dividends it can pay, as of December 31, 2002, approximately $28.6 million was available for payment to the parent in the form of dividends without prior regulatory approval.

Cash and Cash Equivalents

Cash and cash equivalents increased $11.0 million from December 31, 2001 to December 31, 2002, as the net cash provided from financing activities of $426.1 million, plus the cash provided from operating activities of

$86.7 million more than offset the net cash used for investing activities of $501.8 million during 2002. This compares to an increase in cash and cash equivalents of $15.4 million from December 31, 2000 to December 31, 2001, as the net cash provided from investing activities of $227.1 million more than offset the net cash used for financing activities of $203.4 million, plus the net cash used in operating activities of $8.3 million during 2001.

The $86.7 million of cash provided from operating activities during 2002 contrasts with $8.3 million in net cash used during 2001, representing a $94.9 million increase in cash provided between the two years. The change was attributable to a $98.8 million increase in proceeds from the sale of loans held for sale, net of increased originations of such loans, primarily attributable to the Mortgage segment’s origination and sale of loans into the secondary market.

The $501.8 million of cash used for investing activities during 2002 contrasts with $227.1 million provided in 2001, for an increase of $728.9 million in cash used between the two years. This was primarily the result of a $490.5 million net increase in loans and leases and a $224.0 million decrease in the amount of proceeds from investment sales. The net increase in loans and leases was due in large part to Branch Expansion in 2002 compared to Branch Sales in 2001, while the decrease in proceeds from investment sales was mainly due to the 2001 Security Portfolio Restructuring.

The $426.1 million of cash provided by financing activities during 2002 contrasts with $203.4 million used during 2001, or an increase of $629.5 million in cash provided. This was primarily the result of a $480.8 million net increase in cash provided by demand, savings and time deposit accounts, $93.1 million in cash required in 2001 to fund the Branch Sales and a $38.2 million decrease in cash used for net treasury stock repurchases. The net increase in deposit accounts reflects company-wide initiatives to attract additional core deposits as well as the Branch Expansion in 2002 compared to the Branch Sales in 2001. The decrease in cash used to fund treasury stock repurchases is due to the completion of the Company’s Stock Repurchase Programs.

Securities

Total securities as of December 31, 2002 were $1.17 billion, an increase of $85.8 million or 7.9% from the prior year-end. At December 31, 2002 and 2001, the total securities portfolio comprised 28.3% and 29.6%, respectively, of total earning assets.

In connection with the adoption of SFAS No. 133 on January 1, 2001, $10.7 million of held to maturity securities were reclassified to available for sale. Thus, as of December 31, 2002, all securities are classified as available for sale. The Company believes the reclassification will improve AMCORE’s ability to manage interest rate and liquidity risk. Fluctuations in the unrealized gain or loss component of total stockholders’ equity may result; however, federal banking regulations generally exclude this component from regulatory risk-based capital calculations.

The securities portfolio serves an important role in the overall context of balance sheet management in terms of balancing capital utilization and liquidity. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and credit considerations. The portfolio’s scheduled maturities and the prepayment of mortgage and asset backed securities represent a significant source of liquidity. Approximately $24.2 million, or 2.1%, of the securities portfolio will contractually mature in 2003. This does not include mortgage and asset backed securities. Mortgage and asset backed security maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties. For example, scheduled maturities for 2002, excluding mortgage and asset backed securities, were $36.1 million, whereas proceeds from actual maturities, which included prepayments of mortgage and asset backed securities, were $366.5 million. This compares to proceeds of $336.7 million and $175.9 million in 2001 and 2000, respectively. As of December 31, 2002, $264.8 million of investment securities were unpledged and available as a source of liquidity.

Mortgage and asset backed securities as of December 31, 2002 totaled $849.6 million and represent 72.4% of total securities. The distribution of mortgage and asset backed securities includes $438.5 million of U.S.

government agency mortgage-backed pass through securities, $313.8 million of agency collateralized mortgage obligations and $97.2 million of private issue collateral mortgage obligations, all of which are rated AAA except for $7.6 million of securities rated either Aa2 and A2.

At December 31, 2002, securities available for sale totaled $1.17 billion, which included gross unrealized gains of $35.3 million and gross unrealized losses of $4.0 million, of which the combined effect, net of tax, is included as accumulated other comprehensive income (OCI) in stockholders’ equity. For comparative purposes, at December 31, 2001, gross unrealized gains of $10.7 million and gross unrealized losses of $6.2 million were included in the securities available for sale portfolio. There were no held to maturity securities at December 31, 2002. For further analysis of the securities portfolio see Table 4 and Note 3 of the Notes to Consolidated Financial Statements.

Loans and Leases Held for Sale

At December 31, 2002, mortgage origination fundings awaiting delivery to the secondary market were $79.9 million, compared to $101.8 million at December 31, 2001. Residential mortgage loans are originated by AMCORE’s mortgage segment, of which non-conforming adjustable rate, fixed-rate and balloon residential mortgages are normally sold to the BANK. The conforming adjustable rate, fixed-rate and balloon residential mortgage loans are sold in the secondary market to eliminate interest rate risk, as well as to generate gains on the sale of these loans and servicing income. All loans of the mortgage segment are considered held for sale and are recorded at the lower of cost or market value.

For the second year in a row, declining mortgage interest rates resulted in record closing volumes, increasing the pressure on short-term liquidity. In 2002, closing volumes were $718.0 million, compared to $634.2 million in 2001. Continued strong performance is expected in 2003, although not at the levels experienced during 2002 and 2001. Outstanding residential mortgage commitments, a potential use of liquidity, were $99.8 million at December 31, 2002.

Loans and Leases

Loans represent the largest component of AMCORE’s earning asset base, while the funding of loan originations is its most significant liquidity need. At December 31, 2002, total loans and leases were $2.88 billion, an increase of $406.5 million or 16.4% as compared to 2001. Average loans increased $147.1 million or 5.8% during 2002. See Table 2 and Note 4 of the Notes to Consolidated Financial Statements.

Total real estate loans increased $191.8 million or 14.5%, and was net of a $50.7 million decline in residential real estate loans. Installment and consumer loans increased $161.6 million or 36.5%. Commercial, financial and agricultural loans increased $55.5 million or 7.9%. The Branch Expansion and indirect automobile loan volumes were the primary reasons for the increase in loan balances. Residential real estate loan balances continue to be affected by refinancings, as mortgage interest rates continued at forty-year lows.

The scheduled repayments and maturities of loans represent a substantial source of liquidity. Table 3 shows selected loan maturity data as of December 31, 2002. The increasing indirect automobile loan balances, which at December 31, 2002 were $505.8 million, represent a potential source of liquidity through an additional Loan Securitization. In addition to same branch and Branch Expansion loan growth, potential uses of liquidity include $587.4 million in commitments to extend credit and $161.4 in standby and performance letters of credit.

Deposits

Total deposits at December 31, 2002, were $3.29 billion, an increase of $400.9 million or 13.9% when compared to 2001. Average deposits increased $154.9 million or 5.3% during 2002.

Core deposits, which exclude brokered CD’s, are considered by management to be the primary, most stable and cost-effective source of funding and liquidity. Total core deposits were $2.77 billion at the end of 2002, a $148.1 million or 5.6% increase from the prior year-end. The increase is attributable to company-wide initiatives to attract additional core deposits as well as the Branch Expansion. Core deposits represent 84.2% and 90.7% of total deposits at December 31, 2002 and 2001, respectively. Table 5 shows the maturity distribution of time deposits $100,000 and over. Although it has no commitment from brokered deposit sources, the BANK has capacity, over time, to place sufficient amounts of additional brokered CD’s as a source of mid to long-term liquidity.

Borrowings

Borrowings totaled $781.3 million at year-end 2002 and were comprised of $595.5 million of short-term and $185.8 million of long-term borrowings. See Notes 9 and 10 of the Notes to Consolidated Financial Statements.

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

The Company has a commercial paper placement agreement with an unrelated financial institution that provides for the issuance of non-rated short-term unsecured debt obligations at negotiated rates and terms, not to exceed $50.0 million. In the event the agent is unable to place the Company’s commercial paper on a particular day, the proceeds are provided by overnight borrowings on a reciprocal line of credit with the same financial institution. At December 31, 2002, $28.4 million in commercial paper was outstanding.

As of December 31, 2002, available sources of liquidity from borrowings included $144.9 million of unused FED funds lines, $70.4 million of FHLB advances, unused collateral to sufficient to support $8.9 million in FED discount window advances and $21.6 million in unused commercial paper and backup line of credit borrowings.

ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

AMCORE’s credit risk is centered in the loan and lease portfolio, which on December 31, 2002 totaled $2.88 billion, or 69.6%, of earning assets. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer’s failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration.

The Company is also exposed to credit risk with respect to its $108.9 million investment in COLI. AMCORE manages this risk by diversifying its holdings among various carriers and by periodic internal credit reviews. All carriers have “Secure” ratings from A. M. Best that range from a low of “A” (Excellent) to “A++” (Superior).

Allowance for Loan and Lease Losses

The determination by management of the appropriate level of the Allowance (see Critical Accounting Policies discussion) amounted to $35.2 million at December 31, 2002, compared to $33.9 million at December 31, 2001, an increase of $1.3 million or 3.8%. A detailed analysis of the Allowance and the allocation of the Allowance by category for the past five years are shown in Table 2.

Allocations of the Allowance for commercial, financial and agricultural loans declined $666,000, primarily reflecting additions to the Allowance in 2001 that were prompted by concerns about delinquencies, concentrations and the economy’s impact on the commercial portfolio. Comparable additions were not necessary during 2002. Allocations of the Allowance for real estate loans increased $355,000 primarily due to an increase in historical loss factors on increasing commercial real estate balances. Allocations of the Allowance for installment and consumer loans increased $435,000. This increase was attributable to the impact of historical loss factors on increasing balances. Allocations for specifically identified impaired loans increased $1.5 million during the year. Over 50% of the allocation for impaired loans relate to five credits. The amount of the unallocated Allowance declined $329,000 from one year ago to $1.5 million.

As of December 31, 2002, the Allowance as a percent of total loans and of non-accrual loans was 1.22% and 108%, respectively. These compare to the same ratios for the prior year of 1.37% and 128%. Net charge-offs as a percent of average loans decreased to 42 basis points for 2002 versus 44 basis points in 2001. Commercial net charge-offs declined $1.5 million in 2002, compared to 2001, and reflects the settlement activity that occurred in 2001. Installment and consumer loan net charge-offs increased $1.4 million, the result of the continued sluggish economy and increasing loss levels on repossessed vehicles. Real estate loan net charge-offs were up $78,000 year-to-year.

Non-performing Assets

Non-performing assets consist of non-accrual loans, other real estate owned and other foreclosed assets. Non-performing assets totaled $38.0 million as of year-end 2002, an increase of $4.2 million or 12.4% from the $33.8 million at year-end 2001. Total non-performing assets represented 0.84% of total assets at December 31, 2002 and December 31, 2001.

Non-accrual loans increased $6.1 million or 23.0% to total $32.5 million at December 31, 2002, when compared to the prior year-end. As of December 31, 2002, non-accrual loans to total loans were 1.13% compared to 1.07% at year-end 2001. Table 2 presents non-accrual loans for each of the past five years.

Foreclosed real estate and other foreclosed assets declined $1.9 million, or 25.8%, to $5.4 million at December 31, 2002, when compared to year-end 2001. The decrease is primarily attributable to the sale of two large foreclosures that occurred in 2001; one a hotel loan and the other a condominium complex.

Loans 90 days or more past due and still accruing interest were $3.6 million at December 31, 2002, a decline of $10.4 million from the $14.0 million at December 31, 2001. These amounts represented 0.12% and 0.57% of loans outstanding as of the end of 2002 and 2001, respectively.

Concentration of Credit Risks

As previously discussed, AMCORE strives to maintain a diverse loan and lease portfolio in an effort to minimize the effect of credit risk. Summarized below are the characteristics of classifications that exceed 10% of total loans.

Commercial, financial, and agricultural loans were $761.0 million at December 31, 2002, and comprised 26.4% of gross loans, of which 1.48% were non-performing. Net charge-offs of commercial loans represented 0.45% during 2002, and 0.70% during 2001, of the year-end balance of the category.

Construction, commercial real estate loans, and loans for farmland were $1.1 billion at December 31, 2002, comprising 37.0% of gross loans, of which 1.26% were classified as non-performing. Net charge-offs of this category of loans represent 0.12% during 2002, and 0.18% during 2001, of the year-end balance of the category.

Residential real estate loans, which includes home equity and permanent residential financing, totaled $449.3 million at December 31, 2002, and represent 15.6% of gross loans, of which 1.39% were non-performing. Net charge-offs of residential real estate loans represent 0.24% of the category total in 2002 and 0.17% of the year-end balance in 2001.

Installment and consumer loans were $604.7 million at December 31, 2002, and comprised 21.0% of gross loans, of which 0.22% were non-performing. Net charge-offs of consumer loans represented 0.85% and 0.83% of the year-end category total for 2002 and 2001, respectively. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $506.0 million at December 31, 2002. Both direct loans and indirect auto loans are approved and funded through a centralized underwriting unit utilizing the same credit scoring system and related policies to provide a standard and consistent methodology for the extension of credit.

CAPITAL MANAGEMENT

Capital Management

Total stockholders’ equity at December 31, 2002, was $355.7 million, an increase of $54.0 million or 17.9% from December 31, 2001. The increase in stockholders’ equity was primarily due to $27.6 million in earnings for the year in excess of dividends paid and an increase in OCI of $22.6 million. The increase in OCI relates to increases $16.3 million in net after-tax unrealized gains on the Company’s available for sale investment portfolio and $5.0 million of net after-tax mark-to-market adjustments on cash flow hedges.

AMCORE paid $15.8 million of cash dividends during 2002, which represent $0.64 per share, or a dividend payout ratio of 36.4%. This compares to $0.64 per share paid in 2001, which represented a payout ratio of 38.7%. The book value per share increased $2.09 per share to $14.35 at December 31, 2002, up from $12.26 at December 31, 2001.

During 2002, 2001 and 2000 the Company reacquired shares pursuant to various Stock Repurchase Programs. During 2002, the Company repurchased 82,000 shares at an average price of $22.20. During 2001, the Company repurchased 1.8 million shares at an average price of $21.42. During 2000, the Company repurchased 2.0 million shares at an average price of $19.43. No shares remain to be purchased under any Stock Repurchase Program.

AMCORE has outstanding $25.0 million of capital securities through AMCORE Capital Trust I (Trust), a statutory business trust, of which all common securities are owned by AMCORE. The capital securities qualify as Tier 1 capital for regulatory capital purposes.

The BANK is considered a “well-capitalized” institution based on regulatory guidelines. AMCORE’s ratio of Tier 1 capital at 9.95% and total risk based capital at 10.97% significantly exceed the regulatory minimums (as the following table indicates), as of December 31, 2002. See Note 20 of the Notes to Consolidated Financial Statements.

(Dollars in thousands)	December 31, 2002		December 31, 2001
	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$343,253	9.95%	$310,378	10.53%
Tier 1 Capital Minimum	137,977	4.00%	117,871	4.00%

Amount in Excess of Regulatory Minimum	$205,276	5.95%	$192,507	6.53%

	Amount	Ratio	Amount	Ratio
Total Capital	$378,688	10.98%	$344,318	11.68%
Total Capital Minimum	275,954	8.00%	235,742	8.00%

Amount in Excess of Regulatory Minimum	$102,734	2.98%	$108,576	3.68%

Risk Adjusted Assets	$3,449,428		$2,946,769

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As part of its normal operations, AMCORE is subject to interest-rate risk on the interest-earning assets it invests in (primarily loans and securities) and the interest-bearing liabilities it funds with (primarily customer deposits, brokered deposits and borrowed funds), as well as its ability to manage such risk. Fluctuations in interest rates may result in changes in the fair market values of AMCORE’s financial instruments, cash flows and net interest income. Like most financial institutions, AMCORE has an exposure to changes in both short-term and long-term interest rates. In the near-term, AMCORE expects that its interest-rate risk will be greater should interest rates continue to decline.

While AMCORE manages other risks in its normal course of operations, such as credit and liquidity risk, it considers interest-rate risk to be its most significant market risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of AMCORE’s business activities and operations. In addition, since AMCORE does not hold a trading portfolio, it is not exposed to significant market risk from trading activities. During 2002, there were no material changes in AMCORE’s primary market risk exposures. Based upon current expectations, no material changes are anticipated in the future in the types of market risks facing AMCORE.

Table 6 and Note 12 of the Notes to Consolidated Financial Statements summarize AMCORE’s market risk and interest sensitivity position as of December 31, 2002. The amounts and assumptions should not be relied upon as indicative of expected actual results since, like most financial institutions, AMCORE’s net interest income can be significantly impacted by external factors. These factors include, but are not limited to: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities re-price, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices and balance sheet growth.

AMCORE’s asset and liability management process is utilized to manage market and interest rate risk through structuring the balance sheet and off-balance sheet portfolios to maximize net interest income while maintaining acceptable levels of risk to changes in market interest rates. While achievement of this goal requires a balance between profitability, liquidity and interest rate risk, there are opportunities to enhance revenues through controlled risk. Interest rate sensitivity analysis is performed monthly using various simulations with an asset/liability modeling system. These analyses are reviewed by the Asset and Liability Committee (ALCO), whose actions attempt to minimize any sudden or sustained negative impact that interest rate movements may have on net interest income. ALCO reviews the impact of liquidity, loan and deposit pricing compared to its competition, capital adequacy and rate sensitivity, among other things, and determines appropriate policy direction to maintain or meet established ALCO guidelines.

The Company may, from time-to-time, use derivative contracts to help manage its exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives used most often are interest rate swaps, caps, collars and floors (collectively “Interest Rate Derivatives”), mortgage loan commitments and forward contracts. Interest Rate Derivatives are contracts with a third party (the “Counter-party”) to exchange interest payment streams based upon an assumed principal amount (the “Notional Principal Amount”). The Notional Principal Amount is not advanced from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams.

Management will, from time-to-time, use derivative contracts to help manage its exposure to interest rate risk by modifying the existing interest rate risk characteristics of certain assets and liabilities. The derivatives most commonly utilized in the asset/liability management program are described in Note 11 of the Notes to Consolidated Financial Statements. AMCORE does not have any derivatives that are held or issued for trading purposes. The only credit risk exposure AMCORE has is in relation to the counter-parties, which all have investment grade credit ratings. All counter-parties are expected to meet any outstanding interest payment obligations.

The total notional amount of swap contracts outstanding was $90.0 million and $130.0 million as of December 31, 2002 and 2001, respectively. As of December 31, 2002, swap contracts had an aggregate positive carrying and fair value of $3.9 million. The total notional amount of collars outstanding was zero at December 31, 2002, versus $10.0 million outstanding as of the end of 2001. The total notional amount of caps outstanding was $40.0 million at December 31, 2002, with $60.0 million of outstanding caps as of the end of 2001. As of the end of 2002, the caps had an aggregate carrying and fair value of $2,000. See Table 6. For further discussion of derivative contracts, see Notes 11 and 12 of the Notes to Consolidated Financial Statements.

Based upon an immediate increase in interest rates of 100 basis points and no change in the slope of the yield curve, the potential increase in net interest income for 2003 would be approximately $3.3 million or 2.12% of base forecasted net interest income. This analysis assumes no growth in assets or liabilities and replacement of maturing instruments with like-kind instruments. At the end of 2001, comparable assumptions would have resulted in a potential decrease in 2002 net income of $566,000 or 0.41%. AMCORE has moved to an asset sensitive position with net interest income projected to increase if rates were to rise. This shift reflects the Company’s repositioning of its balance sheet in anticipation of economic recovery and increased interest rates. A material factor in this repositioning is the significant increase in the amount of floating rate commercial loans on the balance sheet. At December 31, 2001, variable-rate loans comprised 40% of the commercial loan portfolio. At December 31, 2002, this percentage had increased to 54%.

Conversely, an immediate decrease in interest rates of 100 basis points and no change in the slope of the yield curve would result in a potential decrease in net interest income for 2003 of $7.7 million or 5.01% of base forecasted net interest income. At the end of 2001, a similar decrease in rates would have resulted in a potential decrease in net interest income of $3.1 million or 2.24%. AMCORE’s sensitivity to declining interest rates has more than doubled since the end of 2001. With further declines in interest rates the decrease in asset yields would outpace liability rate reductions due to compression on non-maturity and indexed liability products, the increased volume of floating-rate commercial loans, and the negative convexity of the mortgage-backed products.

The amounts and assumptions used in the rising and falling rate scenarios should not be viewed as indicative of expected actual results. In addition to rising or falling interest rates, AMCORE’s net interest income can be significantly impacted by a variety of external factors, such as those previously noted. In addition, as interest rates move, the ALCO is likely to adjust interest rate risk management strategies to limit, to the extent possible, the adverse impact that such changes in interest rates might otherwise have on AMCORE’s net interest income, as well as maximize potential positive impacts such movements might have.

TABLE 1

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	Years Ended December 31,
	2002			2001			2000
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets
Interest-Earning Assets:
Taxable securities	$932,227	$51,557	5.53%	$879,940	$57,461	6.53%	$993,098	$68,289	6.88%
Tax-exempt securities (1)	234,514	17,632	7.52%	270,248	20,788	7.69%	298,845	22,974	7.69%

Total Securities (2)	$1,166,741	$69,189	5.93%	$1,150,188	$78,249	6.80%	$1,291,943	$91,263	7.06%
Loans held for sale (3)	51,644	2,963	5.74%	47,397	3,056	6.45%	26,263	2,040	7.77%
Loans (1) (4)	2,665,875	185,832	6.97%	2,518,772	205,649	8.16%	2,736,482	234,677	8.58%
Other earning assets	15,061	229	1.52%	23,789	1,011	4.25%	21,094	1,309	6.21%
Fees on loans held for sale (3)	—	1,777	—	—	1,481	—	—	541	—

Total Interest-Earning Assets	$3,899,321	$259,990	6.67%	$3,740,146	$289,446	7.74%	$4,075,782	$329,830	8.09%
Non Interest-Earning Assets	343,178			314,728			238,811

Total Assets	$4,242,499			$4,054,874			$4,314,593

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities:
Interest-bearing demand and savings deposits	$1,086,721	$17,214	1.58%	$1,021,137	$29,226	2.86%	$1,004,156	$37,803	3.76%
Time deposits	1,637,285	75,206	4.59%	1,563,265	93,025	5.95%	1,717,192	102,301	5.96%

Total interest-bearing deposits	$2,724,006	$92,420	3.39%	$2,584,402	$122,251	4.73%	$2,721,348	$140,104	5.15%
Short-term borrowings	540,548	17,071	3.16%	448,253	21,861	4.88%	570,663	35,703	6.26%
Long-term borrowings	212,997	12,869	6.04%	288,680	17,402	6.03%	316,680	20,014	6.32%

Total Interest-Bearing Liabilities	$3,477,551	$122,360	3.52%	$3,321,335	$161,514	4.86%	$3,608,691	$195,821	5.43%
Noninterest-Bearing Liabilities:
Demand deposits	361,327			346,050			357,864
Other liabilities	74,073			74,634			59,218

Total Liabilities	$3,912,951			$3,742,019			$4,025,773
Stockholders’ Equity	329,548			312,855			288,820

Total Liabilities and Stockholders’ Equity	$4,242,499			$4,054,874			$4,314,593

Net Interest Income (FTE)		$137,630			$127,932			$134,009

Net Interest Spread (FTE)			3.15%			2.88%			2.66%

Interest Rate Margin (FTE)			3.53%			3.42%			3.29%

	Years Ended December 31,
	2002/2001			2001/2000
	Increase (Decrease) Average Volume	Due to Change In Average Rate	Total Net Increase (Decrease)	Increase (Decrease) Average Volume	Due to Change In Average Rate	Total Net Increase (Decrease)
	(in thousands)
Interest Income:
Taxable securities	$3,268	$(9,172)	$(5,904)	$(7,509)	$(3,319)	$(10,828)
Tax-exempt securities (1)	(2,696)	(460)	(3,156)	(2,200)	14	(2,186)

Total Securities (2)	1,111	(10,171)	(9,060)	(9,737)	(3,277)	(13,014)
Loans held for sale (3)	261	(354)	(93)	1,412	(396)	1,016
Loans (1) (4)	11,509	(31,326)	(19,817)	(18,112)	(10,916)	(29,028)
Other earning assets	(273)	(509)	(782)	107	(405)	(298)
Fees on loans held for sale (3)	—	296	296	—	940	940

Total Interest-Earning Assets	$11,917	$(41,373)	$(29,456)	$(26,386)	$(13,998)	$(40,384)

Interest Expense:
Interest-bearing demand and savings deposits	$1,103	$(13,115)	$(12,012)	$830	$(9,407)	$(8,577)
Time deposits	3,858	(21,677)	(17,819)	(9,781)	505	(9,276)

Total interest-bearing deposits	6,304	(36,135)	(29,831)	(6,831)	(11,022)	(17,853)
Short-term borrowings	3,916	(8,706)	(4,790)	(6,826)	(7,016)	(13,842)
Long-term borrowings	(4,573)	40	(4,533)	(1,716)	(896)	(2,612)

Total Interest-Bearing Liabilities	$7,266	$(46,420)	$(39,154)	$(14,798)	$(19,509)	$(34,307)

Net Interest Margin / Net Interest Income (FTE)	$4,651	$5,047	$9,698	$(11,588)	$5,511	$(6,077)

The above table shows the changes in interest income (tax equivalent “FTE”) and interest expense attributable to volume and rate variances.

The change in interest income (tax equivalent) due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(2)	The average balances of the securities are based on amortized historical cost.
(3)	The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
(4)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $2.9 million, $3.3 million, and $3.1 million for 2002, 2001, and 2000, respectively.

TABLE 2

ANALYSIS OF LOAN AND LEASE PORTFOLIO AND LOSS EXPERIENCE

	2002	2001	2000	1999	1998
	(in thousands)
LOAN AND LEASE PORTFOLIO AT YEAR END:
Commercial, financial and agricultural	$760,950	$705,486	$697,056	$710,302	$659,946
Real estate	1,374,333	1,224,989	1,425,098	1,422,149	1,284,764
Real estate-construction	142,844	100,349	111,156	121,216	105,574
Installment and consumer	604,663	443,106	390,970	489,586	398,318
Direct lease financing	927	3,263	2,877	3,489	3,127

Gross Loans and Leases	$2,883,717	$2,477,193	$2,627,157	$2,746,742	$2,451,729
Unearned income	—	—	—	(129)	(211)

Loans and leases, net of unearned income	$2,883,717	$2,477,193	$2,627,157	$2,746,613	$2,451,518
Allowance for loan and lease losses	(35,214)	(33,940)	(29,157)	(28,377)	(26,403)

Net Loans and Leases	$2,848,503	$2,443,253	$2,598,000	$2,718,236	$2,425,115

SUMMARY OF LOSS EXPERIENCE:
Allowance for loan and lease losses, beginning of year	$33,940	$29,157	$28,377	$26,403	$19,908
Allowance for loan and lease losses acquired through merger	—	—	—	—	2,146
Amounts charged-off:
Commercial, financial and agricultural	3,876	5,332	3,401	5,055	1,395
Real estate	2,673	2,500	1,663	965	480
Installment and consumer	6,142	4,858	4,639	4,068	3,091
Direct lease financing	397	163	148	221	98

Total Charge-offs	$13,088	$12,853	$9,851	$10,309	$5,064

Recoveries on amounts previously charged off:
Commercial, financial and agricultural	448	411	691	424	678
Real estate	297	202	98	48	47
Installment and consumer	1,026	1,190	1,188	1,258	695
Direct lease financing	17	12	12	3	—

Total Recoveries	$1,788	$1,815	$1,989	$1,733	$1,420

Net Charge-offs	$11,300	$11,038	$7,862	$8,576	$3,644
Provision charged to expense	12,574	16,700	9,710	10,550	7,993
Reductions due to sale of loans	—	879	1,068	—	—

Allowance for Loan and Lease Losses, end of year	$35,214	$33,940	$29,157	$28,377	$26,403

RISK ELEMENTS:
Non-accrual loans	$32,535	$26,457	$22,069	$17,829	$18,179
Past due 90 days or more not included above	$3,555	$14,001	$13,136	$10,197	$7,272
Troubled debt restructuring	$3,327	$—	$—	$—	$—
RATIOS:
Allowance for loan and lease losses to year-end loans	1.22%	1.37%	1.11%	1.03%	1.08%
Allowance to non-accrual loans	108.24%	128.28%	132.12%	159.16%	145.24%
Net charge-offs to average loans	0.42%	0.44%	0.29%	0.33%	0.16%
Recoveries to charge-offs	13.66%	14.12%	20.19%	16.81%	28.04%
Non-accrual loans to loans, net of unearned income	1.13%	1.07%	0.84%	0.65%	0.74%

The allocation of the allowance for loan and lease losses at December 31, was as follows:

	2002		2001		2000		1999		1998
	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
	(in thousands)
Commercial, financial and agricultural	$15,470	26.4%	$16,136	28.6%	$13,065	26.6%	$7,863	26.0%	$6,845	27.1%
Real estate	4,881	52.6	4,526	53.5	3,940	58.5	3,581	56.2	1,884	56.7
Installment and consumer	7,794	21.0	7,359	17.9	6,322	14.9	7,471	17.8	4,512	16.2
Impaired loans	5,575	*	4,096	*	3,457	*	4,469	*	3,854	*
Unallocated	1,494	*	1,823	*	2,373	*	4,993	*	9,308	*

Total	$35,214	100.0%	$33,940	100.0%	$29,157	100.0%	$28,377	100.0%	$26,403	100.0%

*	Not applicable

TABLE 3

MATURITY AND INTEREST SENSITIVITY OF LOANS

	December 31, 2002
	Time Remaining to Maturity				Loans Due After One Year
	Due Within One Year	One To Five Years	After Five Years	Total	Fixed Interest Rate	Floating Interest Rate
	(in thousands)
Commercial, financial and agricultural	$317,147	$337,899	$105,904	$760,950	$226,796	$217,007
Real estate-construction	86,712	48,005	8,127	142,844	25,008	31,124

Total	$403,859	$385,904	$114,031	$903,794	$251,804	$248,131

TABLE 4

MATURITY OF SECURITIES

	December 31, 2002
	U.S. Treasury		U.S. Government Agencies		States and Political Subdivisions (1)		Corporate Obligations and Other		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(in thousands)
Securities Available for Sale (2):
One year or less	$5,017	4.11%	$1,112	5.92%	$14,948	6.95%	$3,108	6.22%	$24,185	6.22%
After one through five years	—	—	—	—	55,469	7.20%	6,635	5.30%	62,104	7.00%
After five through ten years	—	—	2,276	2.90%	102,846	7.57%	—	—	105,122	7.46%
After ten years	—	—	466	4.48%	52,971	7.83%	79,048	4.80%	132,485	5.98%
Mortgage-backed and asset-backed
securities (3)	—	—	752,349	5.05%	—	—	97,216	5.75%	849,565	5.14%

Total Securities Available for Sale	$5,017	4.11%	$756,203	5.05%	$226,234	7.50%	$186,007	5.34%	$1,173,461	5.55%

(1)	Yields were calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(2)	Yields were calculated based on amortized cost.
(3)	Mortgage-backed and asset-backed security maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties. Therefore, these securities are not included within the maturity categories above.

TABLE 5

MATURITY OF TIME DEPOSITS $100,000 OR MORE

	December 31, 2002
	Time Remaining to Maturity
	Due Within Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
	(in thousands)

Certificates of deposit	$170,428	$165,313	$195,879	$386,031	$917,651
Other time deposits	—	—	—	838	838

Total	$170,428	$165,313	$195,879	$386,869	$918,489

TABLE 6

INTEREST RATE SENSITIVITY

The following table provides information about the Company’s derivative financial instruments and other financial instruments used for purposes other than trading that are sensitive to changes in interest rates. For loans, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as any anticipated prepayments.

For deposits that have no contractual maturity (demand deposit accounts, interest-bearing checking, savings, and money market deposits) the table was constructed based on historical Company data and analysis.

For interest rate swaps, caps, and collars, the table presents notional amounts and, if applicable, weighted-average interest rates by contractual maturity date or call date. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

At December 31, 2002:	2003	2004	2005	2006	2007	There-after	Total	Fair Value
	(dollars in thousands)
Rate Sensitive Assets:
Fixed Interest Rate Loans	$648,894	$371,640	$241,043	$183,531	$131,763	$57,605	$1,634,476	$1,778,506
Average Interest Rate	6.95%	7.42%	7.09%	7.01%	6.88%	6.47%	7.06%
Variable Interest Rate Loans	545,570	155,716	139,432	104,808	164,874	138,841	1,249,241	1,267,820
Average Interest Rate	5.16%	4.96%	5.00%	4.79%	4.73%	5.12%	5.03%
Fixed Interest Rate Securities	472,469	189,686	94,207	88,780	56,355	227,336	1,128,833	1,160,084
Average Interest Rate	4.23%	4.88%	5.13%	5.04%	5.34%	4.98%	4.68%
Variable Interest Rate Securities	9,420	1,669	407	385	382	1,114	13,377	13,377
Average Interest Rate	3.96%	3.71%	3.34%	3.29%	3.27%	3.27%	3.81%
Other Interest-Bearing Assets	6,351	—	—	—	—	—	6,351	6,351
Average Interest Rate	1.20%	—	—	—	—	—	1.20%

Rate Sensitive Liabilities:
Non-Interest-bearing checking	$146,773	$40,090	$33,419	$27,881	$23,279	$120,704	$392,146	$392,146
Average Interest Rate	—	—	—	—	—	—	—
Savings & Interest-bearing checking	795,444	68,602	53,199	43,261	32,380	123,134	1,116,020	1,116,020
Average Interest Rate	0.89%	0.85%	0.83%	0.93%	0.81%	0.69%	0.86%
Time-deposits	1,101,880	357,416	120,544	50,660	151,476	4,520	1,786,496	1,844,559
Average Interest Rate	3.89%	4.27%	5.09%	4.69%	5.09%	1.68%	4.17%
Fixed Interest Rate Borrowings	376,282	96,843	15,682	11,710	25,316	118,100	643,933	674,812
Average Interest Rate	2.52%	5.97%	6.51%	5.27%	9.32%	4.99%	3.91%
Variable Interest Rate Borrowings	137,412	—	—	—	—	—	137,412	137,412
Average Interest Rate	0.98%	—	—	—	—	—	0.98%

Rate Sensitive Derivative Financial Instruments:
Pay variable/received fixed swap	$—	$—	$—	$—	$10,000	$—	$10,000	$1,114
Average pay rate	—	—	—	—	1.18%	—	1.18%
Average receive rate	—	—	—	—	5.15%	—	5.15%
Index: 3 mo. Libor-resets quarterly
Pay variable/received fixed swap	—	—	—	—	10,000	—	10,000	1,073
Average pay rate	—	—	—	—	1.51%	—	1.51%
Average receive rate	—	—	—	—	5.15%	—	5.15%
Index: 3 mo. Libor-resets quarterly
Pay variable/received fixed swap	—	—	—	—	10,000	—	10,000	778
Average pay rate	—	—	—	—	1.67%	—	1.67%
Average receive rate	—	—	—	—	4.35%	—	4.35%
Index: 3 mo. Libor-resets quarterly
Pay variable/received fixed swap	—	—	—	—	10,000	—	10,000	652
Average pay rate	—	—	—	—	1.94%	—	1.94%
Average receive rate	—	—	—	—	4.40%	—	4.40%
Index: 3 mo. Libor-resets quarterly

At December 31, 2002:	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	(dollars in thousands)

Pay variable/received fixed swap	$—	$—	$—	$—	$—	$20,000	$20,000	$185
Average pay rate	—	—	—	—	—	1.78%	1.78%
Average receive rate	—	—	—	—	—	4.00%	4.00%
Index: 3 mo. Libor-resets quarterly
Pay variable/received fixed swap	—	—	—	—	—	10,000	10,000	143
Average pay rate	—	—	—	—	—	1.39%	1.39%
Average receive rate	—	—	—	—	—	4.25%	4.25%
Index: 3 mo. Libor-resets quarterly
Pay variable/received fixed swap	—	—	—	—	—	10,000	10,000	86
Average pay rate	—	—	—	—	—	1.35%	1.35%
Average receive rate	—	—	—	—	—	4.60%	4.60%
Index: 3 mo. Libor-resets quarterly
Pay variable/received fixed swap	—	—	—	—	—	10,000	10,000	33
Average pay rate	—	—	—	—	—	1.37%	1.37%
Average receive rate	—	—	—	—	—	5.00%	5.00%
Index: 3 mo. Libor-resets quarterly
Interest rate caps	20,000	—	—	—	—	—	20,000	—
Average strike rate	5.75%	—	—	—	—	—	5.75%
Index: 3 mo. Treasury-resets monthly
Interest rate caps	—	20,000	—	—	—	—	20,000	2
Average strike rate	—	8.00%	—	—	—	—	8.00%
Index: 3 mo. Libor-resets quarterly
At December 31, 2001:	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
	(dollars in thousands)
Rate Sensitive Assets:
Fixed Interest Rate Loans	$635,990	$354,016	$290,839	$105,270	$145,290	$61,701	$1,593,106	$1,701,197
Average Interest Rate	7.81%	8.13%	7.71%	7.84%	7.30%	7.18%	7.79%
Variable Interest Rate Loans	423,708	129,204	95,914	59,398	75,798	100,065	884,087	901,106
Average Interest Rate	5.81%	5.77%	5.57%	5.64%	5.44%	5.85%	5.74%
Fixed Interest Rate Securities	179,562	128,577	117,002	122,306	110,685	405,896	1,064,028	1,068,484
Average Interest Rate	5.63%	5.65%	5.56%	5.30%	5.43%	6.29%	5.82%
Variable Interest Rate Securities	1,951	4,348	3,583	2,983	2,490	3,863	19,218	19,218
Average Interest Rate	3.97%	4.50%	4.50%	4.48%	4.47%	3.78%	4.29%
Other Interest-Bearing Assets	3,387	—	—	—	—	—	3,387	3,387
Average Interest Rate	1.24%	—	—	—	—	—	1.24%

Rate Sensitive Liabilities:
Non-Interest-bearing checking	$150,781	$40,515	$33,763	$28,158	$23,502	$121,655	$398,374	$398,374
Average Interest Rate	—	—	—	—	—	—	—
Savings & Interest-bearing checking	809,131	37,558	30,263	26,439	20,152	102,765	1,026,308	1,026,308
Average Interest Rate	1.46%	1.22%	1.20%	1.33%	1.14%	0.97%	1.39%
Time-deposits	647,160	468,605	271,052	55,283	26,104	851	1,469,055	1,504,018
Average Interest Rate	4.93%	5.71%	4.57%	6.61%	4.79%	6.83%	5.18%
Fixed Interest Rate Borrowings	294,115	82,950	95,150	15,681	11,700	142,376	641,972	685,193
Average Interest Rate	2.31%	6.10%	6.01%	6.50%	5.26%	5.69%	4.25%
Variable Interest Rate Borrowings	101,974	—	—	—	—	—	101,974	101,974
Average Interest Rate	1.82%	—	—	—	—	—	1.82%

Rate Sensitive Derivative Financial Instruments:
Pay fixed/received variable swap	$100,000	$—	$—	$—	$—	$—	$100,000	$(3,994)
Average pay rate	5.96%	—	—	—	—	—	5.96%
Average receive rate	1.79%	—	—	—	—	—	1.79%
Index: 90 day Treasury-resets monthly
Pay fixed/received variable swap	30,000	—	—	—	—	—	30,000	(1,187)
Average pay rate	7.43%	—	—	—	—	—	7.43%
Average receive rate	1.87%	—	—	—	—	—	1.87%
Index: 3 mo. Libor-resets quarterly

At December 31, 2001:	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
	(dollars in thousands)

Interest rate caps	$—	$20,000	$—	$—	$—	$—	$20,000	$1
Average strike rate	—	5.75%	—	—	—	—	5.75%
Index: 3 mo. Treasury-resets monthly
Interest rate caps	20,000	—	—	—	—	—	20,000	—
Average strike rate	6.75%	—	—	—	—	—	6.75%
Index: 3 mo. Treasury-resets monthly
Interest rate caps	—	—	20,000	—	—	—	20,000	49
Average strike rate	—	—	8.00%	—	—	—	8.00%
Index: 3 mo. Libor-resets quarterly
Interest rate collars	10,000	—	—	—	—	—	10,000	(184)
Floor rate	5.61%	—	—	—	—	—	5.61%
Cap rate	6.31%	—	—	—	—	—	6.31%
Index: 3 mo. Libor-resets monthly

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, on January 1, 2001. This Statement outlines accounting and reporting standards for derivative instruments and hedging activities.

Under this standard, all derivatives are recognized at fair value in the Consolidated Balance Sheets. Changes in fair value for derivatives that are not hedges are recognized in the Consolidated Statement of Income (Income Statement) as they arise. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset in the Income Statement or are recorded as a component of other comprehensive income in the Consolidated Statement of Stockholders’ Equity. See Note 11 of the Notes to Consolidated Financial Statements for further information on derivative instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2002	2001
	(in thousands, except share data)
ASSETS
Cash and cash equivalents	$145,224	$134,244
Interest earning deposits in banks	2,151	3,087
Federal funds sold and other short-term investments	4,200	300
Loans and leases held for sale	79,893	101,831
Securities available for sale	1,173,461	1,087,702
Gross loans and leases	2,883,717	2,477,193
Allowance for loan and lease losses	(35,214)	(33,940)

Net Loans and Leases	$2,848,503	$2,443,253
Company owned life insurance	108,914	99,982
Premises and equipment, net	57,911	49,337
Goodwill	15,645	15,645
Foreclosed real estate	3,415	5,625
Other assets	81,397	80,841

Total Assets	$4,520,714	$4,021,847

LIABILITIES
Deposits:
Demand deposits	$1,372,446	$1,302,497
Savings deposits	135,720	122,185
Other time deposits	1,786,496	1,469,055

Total Deposits	$3,294,662	$2,893,737
Short-term borrowings	595,513	475,716
Long-term borrowings	185,832	268,230
Other liabilities	89,026	82,504

Total Liabilities	$4,165,033	$3,720,187

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value: authorized 10,000,000 shares; issued none	$—	$—
Common stock, $.22 par value: authorized 45,000,000 shares;

	2002	2001
Issued	29,785,861	29,739,393
Outstanding	24,788,510	24,602,505	6,615	6,605
Additional paid-in capital			74,326	74,045
Retained earnings			351,247	323,615
Deferred compensation			(523)	(2,107)
Treasury stock (2002—4,997,351 shares; 2001—5,136,888 shares)			(97,043)	(100,197)
Accumulated other comprehensive income (loss)			21,059	(301)

Total Stockholders’ Equity			$355,681	$301,660

Total Liabilities and Stockholders’ Equity			$4,520,714	$4,021,847

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
INTEREST INCOME
Interest and fees on loans and leases	$185,141	$204,866	$233,762
Interest on securities:
Taxable	51,557	57,461	68,289
Tax-exempt	11,461	13,512	14,933

Total Income from Securities	$63,018	$70,973	$83,222
Interest on federal funds sold and other short-term investments	150	448	355
Interest and fees on loans and leases held for sale	4,740	4,537	2,581
Interest on deposits in banks	79	563	954

Total Interest Income	$253,128	$281,387	$320,874
INTEREST EXPENSE
Interest on deposits	$92,420	$122,251	$140,339
Interest on short-term borrowings	17,071	21,861	36,041
Interest on long-term borrowings	12,869	17,402	19,441

Total Interest Expense	$122,360	$161,514	$195,821

Net Interest Income	$130,768	$119,873	$125,053
Provision for loan and lease losses	12,574	16,700	9,710

Net Interest Income After Provision for Loan and Lease Losses	$118,194	$103,173	$115,343
NON-INTEREST INCOME
Trust and asset management income	$24,707	$26,878	$30,085
Service charges on deposits	17,869	14,769	11,480
Mortgage revenues	7,940	8,482	4,175
Company owned life insurance income	5,684	5,249	1,922
Gain on branch sales	—	10,591	—
Other	11,609	11,400	11,754

Total Non-Interest Income, Excluding Net Security Gains (Losses)	$67,809	$77,369	$59,416
Net security gains (losses)	2,503	(303)	1,793

Total Non-Interest Income	$70,312	$77,066	$61,209
OPERATING EXPENSES
Compensation expense	$60,483	$55,343	$53,174
Employee benefits	16,218	14,227	13,842
Net occupancy expense	7,854	7,551	7,271
Equipment expense	7,807	7,980	8,481
Data processing expense	6,783	6,045	5,844
Professional fees	4,262	4,113	3,770
Communication expense	4,128	3,932	3,981
Advertising and business development	4,714	4,594	3,797
Amortization of intangible assets	141	2,103	2,106
Other	18,625	17,747	14,847

Total Operating Expenses	$131,015	$123,635	$117,113

Income Before Income Taxes, Extraordinary Item and Accounting Change	$57,491	$56,604	$59,439
Income taxes	14,020	14,382	16,356

Net Income Before Extraordinary Item and Accounting Change	$43,471	$42,222	$43,083
Extraordinary item: Early extinguishment of debt (net of tax)	—	(204)	—
Cumulative effect of accounting change (net of tax)	—	225	—

Net Income	$43,471	$42,243	$43,083

EARNINGS PER COMMON SHARE (EPS)
Basic EPS
Income Before Extraordinary Item and Accounting Change	$1.76	$1.66	$1.60
Extraordinary item: Early extinguishment of debt	—	(0.01)	—
Cumulative effect of accounting change	—	0.01	—

Basic net income	$1.76	$1.66	$1.60

Diluted EPS
Income Before Extraordinary Item and Accounting Change	$1.75	$1.64	$1.58
Extraordinary item: Early extinguishment of debt	—	(0.01)	—
Cumulative effect of accounting change	—	0.01	—

Diluted net income	$1.75	$1.64	$1.58

DIVIDENDS PER COMMON SHARE	$0.64	$0.64	$0.64
AVERAGE COMMON SHARES OUTSTANDING
Basic	24,701	25,490	26,930
Diluted	24,911	25,730	27,237

See accompanying notes to consolidated financial statements

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(in thousands, except share data)

Balance at December 31, 1999	$6,585	$74,244	$271,781	$(1,533)	$(30,442)	$(26,907)	$293,728

Comprehensive Income:
Net Income	—	—	43,083	—	—	—	43,083
Unrealized holding gains on securities available for sale arising during the period	—	—	—	—	—	46,549	46,549
Less reclassification adjustment for security gains included in net income	—	—	—	—	—	(1,793)	(1,793)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	(17,515)	(17,515)

Net unrealized gains on securities available for sale	—	—	—	—	—	27,241	27,241

Comprehensive Income	—	—	43,083	—	—	27,241	70,324

Cash dividends on common stock-$.64 per share	—	—	(17,161)	—	—	—	(17,161)
Purchase of 2,208,164 shares for the treasury	—	—	—	—	(42,882)	—	(42,882)
Reissuance of 9,841 treasury shares under non-employee directors stock plan	—	4	—	(6)	147	—	145
Deferred compensation expense	—	—	—	524	—	—	524
Reissuance of 182,694 treasury shares for incentive plans	—	(120)	—	(636)	3,792	—	3,036
Issuance of 51,630 common shares for Employee Stock Plan	11	772	—	—	—	—	783

Balance at December 31, 2000	$6,596	$74,900	$297,703	$(1,651)	$(69,385)	$334	$308,497

Comprehensive Income:
Net income before extraordinary item & accounting change	—	—	42,222	—	—	—	42,222
Early extinguishment of debt, net of tax	—	—	(204)	—	—	—	(204)

Cumulative effect of accounting change, net of tax	—	—	225	—	—	(1,548)	(1,323)
Current period SFAS No. 133 transactions, net of tax	—	—	—	—	—	543	543
SFAS No. 133 reclassification to earnings, net of tax	—	—	—	—	—	(2,056)	(2,056)

Net cumulative effect of SFAS No. 133	—	—	225	—	—	(3,061)	(2,836)

Unrealized holding gains on securities available for sale arising during the period	—	—	—	—	—	3,689	3,689
Less reclassification adjustment for security losses included in net income	—	—	—	—	—	303	303
Income tax effect related to items of other comprehensive income	—	—	—	—	—	(1,566)	(1,566)

Net unrealized gains on securities available for sale	—	—	—	—	—	2,426	2,426

Comprehensive Income (Loss)	—	—	42,243	—	—	(635)	41,608

Cash dividends on common stock-$.64 per share	—	—	(16,331)	—	—	—	(16,331)
Purchase of 1,888,678 shares for the treasury	—	—	—	—	(40,644)	—	(40,644)
Reissuance of 4,520 treasury shares under non-employee directors stock plan	—	17	—	(110)	93	—	—
Deferred compensation expense.	—	—	—	577	—	—	577
Reissuance of 461,837 treasury shares for incentive plans	—	(1,535)	—	(923)	9,739	—	7,281
Issuance of 39,394 common shares for Employee Stock Plan	9	663	—	—	—	—	672

Balance at December 31, 2001	$6,605	$74,045	$323,615	$(2,107)	$(100,197)	$(301)	$301,660

	Common Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
			(in thousands, except share data)
Comprehensive Income:
Net Income	—	—	43,471	—	—	—	43,471

Current period SFAS No. 133 transactions, net of tax	—	—	—	—	—	2,626	2,626
SFAS No. 133 reclassification to earnings, net of tax	—	—	—	—	—	2,410	2,410

Net cumulative effect of SFAS No. 133	—	—	—	—	—	5,036	5,036

Unrealized holding gains on securities available for sale arising during the period	—	—	—	—	—	29,298	29,298
Less reclassification adjustment for security gains included in net income	—	—	—	—	—	(2,503)	(2,503)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	(10,471)	(10,471)

Net unrealized gains on securities available for sale	—	—	—	—	—	16,324	16,324

Comprehensive Income	—	—	43,471	—	—	21,360	64,831

Cash dividends on common stock-$.64 per share	—	—	(15,839)	—	—	—	(15,839)
Purchase of 109,448 shares for the treasury	—	—	—	—	(2,412)	—	(2,412)
Reissuance of 1,635 treasury shares under non-employee directors stock plan	—	5	—	(47)	42	—	—
Deferred compensation expense and other	—	778	—	1,592	—	—	2,370
Reissuance of 247,350 treasury shares for incentive plans	—	(1,335)	—	39	5,524	—	4,228
Issuance of 46,468 common shares for Employee Stock Plan	10	833	—	—	—	—	843

Balance at December 31, 2002	$6,615	$74,326	$351,247	$(523)	$(97,043)	$21,059	$355,681

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2002	2001	2000
	(in thousands)
Cash Flows From Operating Activities
Net income	$43,471	$42,243	$43,083
Extraordinary item: Early extinguishment of debt, net of tax	—	(204)	—
Cumulative effect of accounting change, net of tax	—	225	—
Gain on branch sales	—	(10,591)	—
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	5,921	6,400	7,059
Amortization and accretion of securities, net	6,772	3,361	1,718
Provision for loan and lease losses	12,574	16,700	9,710
Amortization of intangible assets	141	2,103	2,106
Net securities (gains) losses	(2,503)	303	(1,793)
Deferred income taxes (benefits)	(3,929)	(3,396)	1,372
Net gain on sale of loans held for sale	(11,886)	(10,256)	(1,439)
Originations of loans held for sale	(717,954)	(653,905)	(311,393)
Proceeds from sales of loans held for sale	751,778	588,937	299,340
Tax benefit on exercise of stock options	(998)	(1,208)	(320)
Other, net	3,278	11,023	11,133

Net cash provided by (used for) operating activities	$86,665	$(8,265)	$60,576

Cash Flows From Investing Activities
Proceeds from maturities of securities available for sale	$366,507	$336,677	$175,881
Proceeds from maturities of securities held to maturity	—	—	3,025
Proceeds from sales of securities available for sale	61,568	285,571	132,501
Purchase of securities available for sale	(491,307)	(475,177)	(208,105)
Net (increase) decrease in federal funds sold and other short-term investments	(3,900)	35,700	(36,000)
Net decrease (increase) in interest earning deposits in banks	936	18,475	(15,523)
Proceeds from the sale of loans and leases	499	3,248	5,130
Net (increase) decrease in loans and leases	(426,959)	63,544	50,187
Investment in company owned life insurance	(3,248)	(40,000)	(40,000)
Premises and equipment expenditures, net	(14,248)	(4,748)	(3,996)
Proceeds from the sale of foreclosed real estate	8,325	3,782	3,037

Net cash (used for) provided by investing activities	$(501,827)	$227,072	$66,137

Cash Flows From Financing Activities
Net increase in demand deposits and savings accounts	$83,484	$100,830	$47,532
Net increase (decrease) in other time deposits	317,441	(180,752)	79,621
Net increase (decrease) in short-term borrowings	36,847	4,332	(238,855)
Proceeds from long-term borrowings	1,067	79,650	65,000
Payment of long-term borrowings	(515)	(51,516)	(84,413)
Early extinguishment of debt	—	(15,000)	—
Net payments to settle branch sales	—	(93,100)	—
Dividends paid	(15,839)	(16,331)	(17,161)
Issuance of common shares for employee stock plan	843	672	783
Reissuance of treasury shares for incentive plans	5,226	8,489	3,356
Purchase of shares for the treasury	(2,412)	(40,644)	(42,882)

Net cash provided by (used for) financing activities	$426,142	$(203,370)	$(187,019)

Net change in cash and cash equivalents	$10,980	$15,437	$(60,306)
Cash and cash equivalents:
Beginning of year	134,244	118,807	179,113

End of year	$145,224	$134,244	$118,807

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$87,887	$130,818	$133,512
Interest paid on borrowings	31,534	42,729	55,389
Income tax payments	13,699	16,002	14,029

Non-Cash Investing and Financing
Non-cash transfer of loans to securities	—	—	51,548
Foreclosed real estate—acquired in settlement of loans	6,467	7,055	3,740
Transfer of long-term borrowings to short-term borrowings	82,950	10,750	91
Transfer of held to maturity securities to available for sale	—	10,635	—

Balance changes resulting from branch sales are excluded from individual line items such as deposits, loans, and fixed assets.

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Description of the Business

The Company is a bank holding company headquartered in Rockford, Illinois, and conducts its principal business activities at locations within northern Illinois, south central Wisconsin and Iowa. The primary business of the Company is the extension of credit and the collection of deposits with commercial and industrial, agricultural, real estate and consumer loan customers throughout northern Illinois and south central Wisconsin conducted through its banking subsidiary (BANK). Although the Company has a diversified loan portfolio, adverse changes in the local economy would have a direct impact on the credit risk in the portfolio.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers cash on hand, amounts due from banks, and cash items in process of clearing to be cash and cash equivalents. Cash flows for federal funds sold and other short-term investments, interest-earning deposits in banks, loans, demand deposits and savings accounts, time deposits and short-term borrowings are reported net.

Loans and Leases Held for Sale

Loans originated and intended for sale in the secondary market are recorded at the lower of cost or fair value in the aggregate. The Company routinely engages in forward sales contracts on mortgage loans originated and held for sale into the secondary market in order to minimize its risk of loss between the time the loan is originated and the time it is sold. Mortgage loans subject to a forward contract are marked-to-market pursuant to Statement of Financial Accounting Standards (SFAS) No. 133. See discussion under Derivative Financial Instruments and Hedge Activities later in this note. Gains and losses on the sale of loans are included in mortgage revenues and other non-interest income.

Securities and Other Investments

Debt securities are classified into three categories: held to maturity, available for sale and trading. Securities for which the Company has the ability and the intent to hold to maturity are classified as held to maturity and are reported at amortized cost. Securities held for resale are classified as trading securities and are reported at fair value with unrealized gains and losses recorded in earnings. Securities, which are neither held to maturity nor trading, are classified as available for sale and are reported at fair value. The level yield method is used for the amortization and accretion of premiums and discounts. The cost of securities sold is determined on a specific identification method. There were no held to maturity or trading securities outstanding at December 31, 2002 and 2001.

Non-marketable equity securities, which include private equity fund investments, are reported under the cost or equity method depending on percentage of ownership. Also included are investments in Federal Reserve Bank and Federal Home Loan Bank stock. Investments in affordable housing tax credit projects without guaranteed yields are reported on the equity method. Those with guaranteed yields are reported using the effective yield method. Private equity fund and affordable housing tax credit investments are reported as other assets on the Consolidated Balance Sheet.

When it is determined that securities or other investments are impaired and the impairment is other than temporary, an impairment loss is recorded in earnings and a new basis is established. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Loans, Leases and Allowance for Estimated Losses

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

The accrual of interest income is generally discontinued (Non-Accrual Status) when management believes that collection of principal and/or interest is doubtful or when payment becomes 90 to 120 days past due, except for loans that are well secured and are in a well-defined, short-term process of collection. Payments received from the borrower after a loan is placed on Non-Accrual Status are applied to reduce the principal balance of the loan until such time that collectibility of remaining principal and interest is no longer doubtful. Unpaid interest that has previously been recorded as income is written-off when a loan is placed on Non-Accrual Status. The outstanding loan balance is written-off against the allowance for loan and lease losses when management determines that probability of collection of principal will not occur. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

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

The Allowance is regularly reviewed by management to determine whether or not the amount is considered adequate to absorb probable losses. If not, an additional Provision is made to increase the Allowance. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan groups or pools that are based on historical loss experience and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions, among other things. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

Premises and Equipment

Premises and equipment including leasehold improvements are stated at cost less accumulated depreciation and amortization. Capitalized leases are recorded at the present value of minimum lease payments over the life of the lease (limited to the fair value of the property at the inception of the lease) less accumulated amortization. Depreciation is computed principally on the straight-line method over the estimated useful life of the assets. Leasehold improvements and capitalized leases are amortized using the straight-line method over the terms of the respective leases or their useful lives, whichever is shorter. See Note 5 of the Notes to Consolidated Financial Statements for additional information.

Intangible Assets

Certain intangible assets, such as core deposit intangibles and goodwill, have arisen from the purchase of subsidiaries. Core deposit intangibles represent a valuation of acquired deposit relationships and are being amortized based on the present value of the future net income or cost savings derived from the related deposits. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired.

On January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”, with respect to business combinations that were completed prior  to July 1, 2001. These statements require that the Company evaluate its existing intangible assets and goodwill classifications. Goodwill and intangible assets with indefinite useful lives may no longer be amortized, but instead must be tested for impairment at least annually. The useful life and residual values of all other intangibles must also be reassessed. As of the date of adoption, the Company had unamortized goodwill in the amount of $15.6 million and unamortized identifiable intangible assets (the “Core Deposit Intangibles”) in the amount of $282,000, that were subject to the transition provisions of SFAS Nos. 141 and 142. The Company had no other intangible assets subject to these standards. Fair value exceeded carrying value for all reporting units that have allocated goodwill at both the transitional and annual evaluation dates. Thus, no transitional or annual impairment loss was recognized and no cumulative effect of a change in accounting principle was recorded. In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions” (SFAS No. 147). SFAS No. 147 requires financial institutions to evaluate their accounting for past acquisitions to determine whether revisions are needed. SFAS No. 147 applies to all new and past financial-institution acquisitions, including “branch acquisitions” that qualify as acquisitions of a business, but excludes acquisitions between mutual institutions. The Company does not have any acquisitions affected by this new standard. See Note 6 of the Notes to Consolidated Financial Statements.

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

Each reporting period, the Company re-evaluates the fair value of its remaining mortgage servicing rights assets. The amount that the carrying amount of mortgage servicing rights exceeds the new estimate of fair value is charged against earnings for the period. Rather than directly reducing the carrying amount of the servicing rights asset, a valuation allowance is established for the same amount as the charge against earnings. In subsequent reporting periods, depending upon current estimates of fair value, the valuation allowance may be reversed. The reversal is limited to the remaining amount of the valuation allowance and will result in an increase in recorded earnings.

The periodic re-evaluation of fair value is based upon current estimates of the present value of remaining net servicing cash flows that incorporate numerous assumptions including the cost of servicing the loans, discount rates and prepayment rates. This re-evaluation is done by stratifying servicing rights assets into pools based upon one or more predominant risk characteristics of the underlying loans that are being serviced. Risk characteristics include loan type and interest rate. Valuation allowances required for one pool cannot be offset by the amount that the fair value of another pool exceeds its carrying amount. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

Loan Securitization and Sales of Receivables

When the Company sells receivables in securitizations of automobile loans, the net carrying amount of the loans are removed from the balance sheet, and certain retained residual interests are recorded. The retained interests include rights to service the loans that are sold (the “Servicing Rights”), the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the “Interest Only Strip”) and an interest in sales proceeds that are not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the “Credit Enhancement” or “Overcollateralization Asset”). The carrying value of the loans removed from the balance sheet include the unpaid principal balance of the loans, net of an allocable portion of the Allowance for Loan and Lease Losses, minus the portion of the carrying value of the loans that are allocated to the retained residual interests. These allocations are based upon the relative fair values of the retained residual interests and the loans sold. Because they are retained assets, the amount allocated and recorded for the residual interests have a favorable impact on the amount of gain or loss that is recognized on the sale of the loans.

Since the projected benefits to be received from the Servicing Rights represent adequate compensation for the Company’s servicing responsibilities, no asset is recorded for Servicing Rights. Income from servicing is recognized as earned pursuant to the terms of the servicing agreement and to the extent cash collections from the borrowers exceed payments to the investors and agent. Cash collections in excess of the Servicing Rights income that is earned is next applied to the Interest Only Strip. The value allocated to the Interest Only Strip is reduced and interest income is recorded assuming a constant yield based upon the discount rate used to estimate its fair value. At the end of the estimated life of the securitization, the carrying value of the Interest Only Strip will be fully amortized. The value allocated to the Overcollateralization Asset is accreted assuming a constant yield based upon the discount rate used to estimate its fair value. Accretion is recorded as other income for the period. At the end of the estimated life of the securitization, the carrying value of the Overcollateralization Asset will have accreted to the amount of the sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans, net of projected credit losses. At that time the cash is expected to be released from the securitization in an amount that equals the accreted value of the Overcollateralization Asset.

Because the Company’s retained residual interests are subordinated to the interests of securitization investors and the trust agent, there is risk that the carrying value of the Interest Only Strip will not be fully recovered, resulting in a loss charged to earnings. In addition, since actual credit losses may exceed projected credit losses over  the life of the securitization, there is risk that the accreted value of the Overcollateralization Asset will not be fully realized, resulting in a loss charged to earnings. Recourse against the Company for credit losses is limited to the amount of the sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans. Thus, a loss in excess of the accreted value of the Overcollateralization Asset is not possible. Each reporting period, the fair values of the Interest Only Strip and the Overcollateralization Asset are re-evaluated based upon current estimates and assumptions of the net present value of residual future cash flows net of remaining expected credit losses. If this re-evaluation results in fair values that are less than the amortized carrying value of the Interest Only Strip and the accreted value of the Overcollateralization Asset, respectively, and if remaining projected cash flows are less than previously estimated, the carrying values are written-down to fair value. The amount of the write-downs is charged against earnings for the current period. Finally, each reporting period, new Interest Only Strip amortization schedules and new Overcollateralization accretion schedules are developed based upon current estimates, assumptions, adjusted carrying values and revised constant yields. See Note 8 of the Notes to Consolidated Financial Statements for additional information.

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

Trust Assets

Assets that are held by subsidiaries in a fiduciary or agency capacity are not included in the consolidated financial statements as they are not assets of the Company. The total assets under management at December 31, 2002 were $4.6 billion.

Derivative Financial Instruments and Hedging Activities

The Company uses certain financial instruments called derivatives to help manage (Hedge) its risk or exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives used most often are interest rate swaps, caps, collars and floors (collectively, “Interest Rate Derivatives”), mortgage loan commitments and forward contracts. Interest Rate Derivatives are contracts with a third party (the “Counter-party”) to exchange interest payment streams based upon an assumed principal amount (the “Notional Principal Amount”). The Notional Principal Amount is not advanced from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams. The Company also has a deposit product whose interest rate is tied to the S&P 500 Index.

Interest rate swaps are used by the Company to convert liabilities with variable-rate cash flows to liabilities with fixed-rate cash flows (the “Hedged Items”). Under this arrangement, the Company receives payments from or makes payments to the Counter-party at a specified floating-rate index that is applied to the Notional Principal Amount. This periodic receipt or payment essentially offsets floating-rate interest payments that the Company makes to its depositors or lenders or receives from its loan customers. In exchange for the receipts from or payments to the Counter-party, the Company makes payments to or receives a payment from the Counter-party at a specified fixed-rate that is applied to the Notional Principal Amount. Thus, what was a floating rate obligation or a floating rate asset before entering into the derivative arrangement is transformed into a fixed rate obligation or asset. These types of hedges are considered cash flow hedges. The Company also uses interest rate swaps to convert fixed-rate liabilities to floating-rate liabilities. This is typically done when a fixed-rate liability has been incurred to fund a variable-rate loan or investment. The interest rate swap has the effect of matching the interest rate risk on the funding with the interest rate risk on the loans or investment. This type of hedge is considered a fair value hedge.

Interest rate caps and collars are derivative instruments that are variations of an interest rate swap. They also involve an exchange of interest payment streams with a Counter-party based upon a Notional Principal Amount. In the case of an interest rate cap, the exchange of income streams does not take effect unless the specified floating-rate index rises above a pre-determined level. In an interest rate cap, the Company retains the risk of rising interest rates up to the pre-determined level, while benefiting from declines in interest rates. In the case of an interest rate collar, the exchange of income streams does not take effect unless the specified floating-rate index rises above or falls below pre-determined levels. In an interest rate collar, the Company retains the risk and benefits of changes in interest rates within the pre-determined levels. The Company has also used interest rate floors to manage its exposure to declining mortgage interest rates of its mortgage servicing rights asset. These floors were terminated during 2001. The net amount payable or receivable from each Interest Rate Derivative contract is recorded as an adjustment to interest income or interest expense.

Historically, most of the Interest Rate Derivatives have been accounted for off-balance sheet since the Notional Principal Amount is never advanced from the Counter-party and, with the exception of the interest rate floor contracts, since they qualified as Hedges under previous accounting standards. Upon the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as modified by SFAS No. 138, effective beginning January 1, 2001, all derivatives must be recognized at fair value on the Company’s balance sheet. In the event a derivative does not qualify for Hedge accounting treatment pursuant to SFAS No. 133, changes in the fair value of the derivative are included in other income or expense as they occur. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset in the Income Statement or recorded as a component of Other Comprehensive Income (OCI) in the Consolidated Statement of Stockholders’ Equity. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the Income Statement. To the extent that fair value hedges are highly effective, changes in the fair value of the derivatives will largely be offset by changes in the fair values of the hedged items. If the derivative is designated as a cash flow hedge, changes in the fair value due to the passage of time (Time Value) are excluded from the assessment of hedge effectiveness and therefore flow through the Income Statement for each period. The effective portion of the remaining changes in the fair value of the derivative (Intrinsic Value) are recorded in OCI and are subsequently recognized in the Income Statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the Income Statement. Hedge ineffectiveness is caused when the change in expected future cash flows or fair value of a hedged item does not exactly offset the change in the future expected cash flows or fair value of the derivative instrument, and is generally due to differences in the interest rate indices or interest rate reset dates. All derivatives, with the exception of the deposit product tied to the S&P 500 Index, qualify and have been designated as hedges pursuant to SFAS No. 133.

Also considered derivatives under SFAS No. 133 are 1-4 family residential mortgage loan commitments (the “Commitments”) and forward mortgage loan sales (the “Forward Contracts”) to the secondary market (collectively “Mortgage Loan Derivatives”). While historically Mortgage Loan Derivatives were accounted for off-balance sheet, they are now reported at fair value on the balance sheet pursuant to SFAS No. 133. Changes in the fair value of the Mortgage Loan Derivatives are included in other income or expense as they occur. However, since the Company’s Forward Contracts qualify and have been designated as fair value Hedges of its portfolio of loans held for sale (the “Warehouse Loans”) as well as a Hedge of its Commitments, the Warehouse Loans are also adjusted to fair value. The change in fair value of Warehouse Loans is recorded in other income or expense as they occur. To the extent that the Company’s Forward Contracts are highly effective, the changes in the fair value of the Forward Contracts will largely offset changes in fair value of the Commitments and Warehouse Loans.

Fees paid or received on derivative financial contracts and gains or losses on sales or terminations of derivative contracts are amortized over their contractual life as a component of the interest reported on the asset or liability hedged. See Note 11 of the Notes to Consolidated Financial Statements for additional information.

Stock-Based Employee Compensation Plans

At December 31, 2002, the Company had two stock-based employee compensation plans, which are described more fully in Note 13. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, according to the intrinsic value method for all periods presented. No stock-based employee compensation cost is reflected in net income because all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the options have no intrinsic value at the date of grant. See Note 13 for a tabular presentation of the reconciliation between net income, basic earnings per share and diluted earnings per share as reported in the financial statements and as the information would have been reported (pro forma) if the Company had chosen to implement the fair value based method for all options.

Legal and Other Contingencies

The Company recognizes as an expense legal and other contingencies when, based upon available information, it is probable that a liability has been incurred and the amount or range of amounts can be reasonably estimated. See Note 15 of the Notes to Consolidated Financial Statements for additional information.

Income Taxes

Deferred taxes are provided on a liability method whereby net operating losses, tax credit carryforwards, and deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. See Note 16 of the Notes to Consolidated Financial Statements for additional information.

Earnings Per Share

Basic earnings per share is based on dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur if stock options granted pursuant to incentive stock option plans were exercised or converted into common stock, based on the treasury stock method, and any shares contingently issuable, that then shared in the earnings of the Company. See Note 17 of the Notes to Consolidated Financial Statements for additional information.

Segment Information

The Company discloses operating segments based on the “management” approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. See Note 18 of the Notes to Consolidated Financial Statements for further information.

New Accounting Standards

The Company adopted SFAS No. 141, “Business Combinations” (SFAS No. 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. See Note 6 of the Notes to Consolidated Financial Statements.

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets to be held and used and for long-lived assets to be disposed of and supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 144 provides guidance for recognition and measurement of an impairment loss and how and when to test for impairment. The Company does not have any impaired long-lived assets at this time.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). Under previous accounting guidance, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS No. 146 will spread out the reporting of expenses related to exit, disposal or restructuring activities initiated after December 31, 2002 because commitment to a plan to exit an activity, dispose of long-lived assets or restructure will no longer be the determining factor of when to record a liability for the anticipated costs. Instead, companies will record exit, disposal or restructuring costs when they are incurred (obligated) and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. Under SFAS No. 146, some of these costs might qualify for immediate recognition, others might be spread over one or more quarters, and still others might not be recorded until incurred in some much later period. The future impact to the Company will be determined by any future activities in these areas. The Company does not currently have plans in any of these areas, but has occasionally conducted these types of activities in the past.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions” (SFAS No. 147). SFAS No. 147 requires financial institutions to evaluate their accounting for past acquisitions to determine whether revisions are needed. SFAS No. 147 applies to all new and past financial-institution acquisitions, including “branch acquisitions” that qualify as acquisitions of a business, but excludes acquisitions between mutual institutions. The Company does not have any acquisitions that qualify for this new standard.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS No. 148). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 13 of the Notes to the Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FASB Interpretation 45 expands the information required to be disclosed by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. In addition, Interpretation 34, “Disclosure of Indirect Guarantees of Others,” is rescinded, though the guidance contained therein has been carried forward into Interpretation 45 without modification. The initial recognition and initial measurement requirements of the Interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. The Company continues to evaluate the effect, if any, that adoption of the interpretation will have on the Company’s Consolidated Financial Statements. However, the disclosure requirements are effective for financial-statement periods ending after December 15, 2002, thereby covering guarantees in place as of the balance sheet date. See Note 15 of the Notes to the Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. Interpretation 46 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and establishes new standards regarding the consolidation of a variable interest entity when the controlling enterprise does not hold a majority voting interest in the entity. Consolidation is required by the entity’s primary beneficiary

(i.e. enterprise with control through a majority voting interest). Previously, variable interest entities (VIEs) were referred to as special-purpose entities (SPEs), however, pursuant to Interpretation 46, some SPEs will not quality as VIEs. The Company does not have any investments affected by the Interpretation.

Reclassifications

Certain prior year amounts may be reclassified to conform to the current year presentation.

NOTE 2 – MERGERS, ACQUISITIONS AND DIVESTITURES

Completed Divestitures:

During 2001 the Company sold seven branches as part of its strategic objective to invest in and reallocate capital to higher growth Midwestern markets. The branches included Aledo, Gridley, Mount Morris, Ashton, Rochelle, Wyanet and Sheffield. For the seven branches sold, $65.1 million in loans, $170.8 million in deposits and $1.4 million in premises and equipment were transferred to the respective buyers resulting in $10.6 million in pre-tax gains, net of associated costs. The net cash paid by the Company to settle the divestitures was $93.1 million.

Pending Divestitures:

On November 30, 2002, the Company announced that it had reached a definitive agreement for the sale of its Clinton and Darien branch locations to First National Bank and Trust Company of Beloit, WI. On November 27, 2002, the Company announced that it had reached a definitive agreement for the sale of its Montello, Kingston, Dalton and Westfield branch locations to National Exchange Bank of Fond du Lac, WI. Combined the six branches represent approximately $49.9 million in loans and $129.0 million in deposits. The buyers are not required to purchase all loans. The difference between deposits assumed by the buyer net of loans and other assets purchased will be settled with a cash payment by the Company to the buyers. The amount of the cash payment is estimated not to exceed $70 million.

NOTE 3 – SECURITIES

A summary of securities at December 31, 2002, 2001, and 2000 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in thousands)
At December 31, 2002
Securities Available for Sale:
U.S. Treasury	$5,002	$15	$—	$5,017
U.S. Government agencies	3,841	17	(4)	3,854
Agency mortgage-backed securities	730,969	21,801	(421)	752,349
State and political subdivisions	215,109	11,129	(4)	226,234
Corporate obligations and other	187,289	2,304	(3,586)	186,007

Total Securities Available for Sale	$1,142,210	$35,266	$(4,015)	$1,173,461

At December 31, 2001
Securities Available for Sale:
U.S. Treasury	$18,984	$243	$—	$19,227
U.S. Government agencies	17,324	112	(9)	17,427
Agency mortgage-backed securities	710,485	3,528	(4,725)	709,288
State and political subdivisions	256,886	6,004	(1,452)	261,438
Corporate obligations and other	79,567	807	(52)	80,322

Total Securities Available for Sale	$1,083,246	$10,694	$(6,238)	$1,087,702

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
At December 31, 2000
Securities Available for Sale:
U.S. Treasury	$35,751	$215	$(34)	$35,932
U.S. Government agencies	51,091	142	(18)	51,215
Agency mortgage-backed securities	728,782	4,737	(7,634)	725,885
State and political subdivisions	289,496	5,630	(2,060)	293,066
Corporate obligations and other	118,201	296	(810)	117,687

Total Securities Available for Sale	$1,223,321	$11,020	$(10,556)	$1,223,785

Securities Held to Maturity:
U.S. Treasury	$802	$4	$—	$806
U.S. Government agencies	24	—	—	24
State and political subdivisions	9,835	47	(77)	9,805

Total Securities Held to Maturity	$10,661	$51	$(77)	$10,635

Total Securities	$1,233,982	$11,071	$(10,633)	$1,234,420

Realized gross gains resulting from the sale of securities available for sale were $2.6 million, $2.5 million and $1.8 million for 2002, 2001 and 2000, respectively. Realized gross losses were $90,000, $2.8 million and $3,000 for 2002, 2001 and 2000, respectively. An impairment loss of $1.8 million was recorded during the second quarter of 2001 related to specific securities for which a decision to sell had been made. All of these securities were disposed of prior to year end 2001 and were included in the gross losses of $2.8 million.

The amortized cost and fair value of securities available for sale as of December 31, 2002, by contractual maturity are shown below. Mortgage-backed security maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$23,912	$24,185
Due after one year through five years	59,339	62,104
Due after five years through ten years	99,337	105,122
Due after ten years	129,212	132,485
Mortgage-backed securities (agency and corporate)	830,410	849,565

Total Securities	$1,142,210	$1,173,461

At December 31, 2002, 2001, and 2000, securities with a fair value of approximately $908.7 million, $846.0 million and $911.0 million, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes required by law.

NOTE 4 – LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the loan and lease portfolio at December 31, 2002 and 2001 was as follows:

	2002	2001
	(in thousands)

Commercial, financial and agricultural	$760,950	$705,486
Real estate-construction	142,844	100,349
Real estate-commercial	925,003	724,936
Real estate-residential	449,330	500,053
Installment and consumer	604,663	443,106
Direct lease financing	927	3,263

Gross loans and leases	$2,883,717	$2,477,193
Allowance for loan and lease losses	(35,214)	(33,940)

Net Loans and Leases	$2,848,503	$2,443,253

Non-performing loan information as of and for the years ended December 31, was as follows:

	2002	2001
	(in thousands)
Impaired Loans:
Non-accrual:
Commercial	$12,185	$8,624
Real estate	1,671	3,908
Other Non-performing:
Non-accrual loans (1)	18,679	13,925

Total Non-performing Loans	$32,535	$26,457

Loans 90 days or more past due and still accruing	$3,555	$14,001

Troubled debt restructurings (2)	$3,327	$—

(1)	These loans are not considered impaired since they are part of a small balance homogeneous portfolio.
(2)	These loans are on accrual status.

	2002	2001
	(in thousands)

Impaired loans without an allowance allocation	$—	$—
Impaired loans with an allowance allocation	13,856	12,532
Allowance provided for impaired loans	5,575	4,096
Average recorded investment in impaired loans	15,316	11,968
Interest income recognized from impaired loans	550	511

An analysis of the allowance for loan and lease losses for the years ended December 31, follows:

	2002	2001	2000
	(in thousands)

Balance at beginning of year	$33,940	$29,157	$28,377
Provision charged to expense	12,574	16,700	9,710
Loans charged off	(13,088)	(12,853)	(9,851)
Recoveries on loans previously charged off	1,788	1,815	1,989
Reductions due to sale of loans	—	(879)	(1,068)

Balance at end of year	$35,214	$33,940	$29,157

The Company’s banking subsidiary has had, and is expected to have in the future, banking transactions with directors, executive officers, their immediate families and affiliated companies in which they are a principal stockholder (commonly referred to as related parties). These transactions were made in the ordinary course of business on substantially the same terms as comparable transactions with other borrowers.

Related party loan transactions during 2002 and 2001 were as follows:

	2002	2001
	(in thousands)

Balance at beginning of year	$14,543	$10,235
New loans	12,441	31,679
Repayments	(10,833)	(27,371)

Balance at end of year	$16,151	$14,543

NOTE 5 – PREMISES, EQUIPMENT AND LEASE COMMITMENTS

A summary of premises and equipment at December 31, 2002 and 2001 follows:

	2002	2001
	(in thousands)

Land	$10,361	$10,347
Buildings and improvements	58,488	55,897
Furniture and equipment	57,603	53,847
Leasehold improvements	5,882	5,700
Construction in progress	7,560	1,263

Total premises and equipment	$139,894	$127,054
Accumulated depreciation and amortization	(81,983)	(77,717)

Premises and Equipment, net	$57,911	$49,337

Certain branch offices and equipment are leased under noncancellable operating leases. There were 27 leases in effect on branch locations and other properties at December 31, 2002. Of these, one branch lease is classified as a capital lease. All leases expire at various dates through the year 2035. However, in the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties since most of the Company’s leases contain renewal options for multi-year periods at fixed rentals or calculable rentals. Some leases contain escalation clauses calling for rentals to be adjusted for increased operating expenses or proportionately adjusted for increases in the consumer or other price indices. The following summary reflects the future minimum lease payments required under operating and capital leases that, as of December 31, 2002, have remaining noncancellable lease terms in excess of one year.

Years ending December 31,	Operating Leases	Capital Leases
	(in thousands)

2003	$2,218	$163
2004	2,211	163
2005	1,889	163
2006	1,683	169
2007	1,289	173
Thereafter	8,590	2,452

Total minimum lease payments	$17,880	$3,283

Less: Amount representing interest		(2,216)

Present value of net minimum lease payments		$1,067

	2002	2001	2000
	(in thousands)

Rental expense charged to net occupancy expense	$987	$783	$659

The following is an analysis of the leased property under capital leases:

	Asset balances at December 31,
	2002	2001
	(in thousands)

Branch facilities – buildings and improvements	$1,070	$—
Less: Accumulated amortization	(89)	—

	$981	$—

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”, with respect to business combinations that were completed prior to July 1, 2001. These statements require that the Company evaluate its existing intangible assets and goodwill classifications. Goodwill and intangible assets with indefinite useful lives may no longer be amortized, but instead must be tested for impairment at least annually. The useful life and residual values of all other intangibles must also be reassessed. As of the date of adoption, the Company had unamortized goodwill in the amount of $15.6 million and unamortized identifiable intangible assets (Core Deposit Intangibles) in the amount of $282,000, which are subject to the transition provisions of SFAS Nos. 141 and 142.

The Company’s intangible asset values by segment at December 31, 2002 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Amortized Intangible Assets
Core Deposits – Retail Banking	$683	$584	$99
– Commercial Banking	293	251	42

Total Amortized Intangible Assets	$976	$835	$141

Unamortized Intangible Assets
Goodwill – Trust and Asset Management			$9,622
– Retail Banking			3,614
– Commercial Banking			2,409

Total Unamortized Intangible Assets			$15,645

Total Intangibles (net)			$15,786

The current and estimated amortization expense by segment is as follows:

	Retail Banking	Commercial Banking	Total
	(in thousands)
Aggregate Amortization Expense
For Year Ended 12/31/02	$98	$43	$141
Estimated Amortization Expense
For Year Ending 12/31/03	$99	$42	$141

Total estimated amortization expense			$141

There have been no changes in the carrying amount of goodwill for the year ended December 31, 2002. Fair value exceeded carrying value for all reporting units that have allocated goodwill at both the transitional and annual evaluation dates. Thus, no transitional or annual impairment loss was recognized and no cumulative effect of a change in accounting principle was recorded.

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

	For the Twelve Months Ended December 31,
	2002	2001	2000
	(in thousands, except per share amounts)

Net income as reported	$43,471	$42,243	$43,083
Add back: Goodwill amortization	N/A	2,007	2,005
Adjust: Core Deposit amortization (change in useful life)	N/A	(48)	(40)

Adjusted net income	$43,471	$44,202	$45,048

Basic earnings per share as reported	$1.76	$1.66	$1.60
Add back: Goodwill amortization	N/A	0.07	0.07
Adjust: Core Deposit amortization (change in useful life)	N/A	—	—

Adjusted basic earnings per share	$1.76	$1.73	$1.67

Diluted earnings per share as reported	$1.75	$1.64	$1.58
Add back: Goodwill amortization	N/A	0.08	0.07
Adjust: Core Deposit amortization (change in useful life)	N/A	—	—

Adjusted diluted earnings per share	$1.75	$1.72	$1.65

See Note 7 of the Notes to Consolidated Financial Statements for information regarding the Company’s Originated Mortgage Servicing Right asset.

NOTE 7 – MORTGAGE SERVICING RIGHTS

The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheets, was $1.02 billion and $905.0 million at December 31, 2002 and 2001, respectively. Of this amount, the Company has recorded originated capitalized mortgage servicing rights on mortgage loans serviced balances of $1.00 billion and $892.2 million at December 31, 2002 and 2001, respectively. The remaining balance of originated loans sold and serviced for others also have servicing rights associated with them; however, these servicing rights arose prior to the adoption of SFAS No. 122, as amended by SFAS Nos. 125 and 140, and accordingly, have not been capitalized.

The carrying value and fair value of capitalized mortgage servicing rights consisted of the following as of December 31, 2002 and 2001, respectively.

	2002	2001
	(in thousands)

Unamortized cost of mortgage servicing rights	$10,645	$9,569
Valuation allowance	(3,361)	(780)

Carrying value of mortgage servicing rights	$7,284	$8,789

Fair value of mortgage servicing rights	$6,770	$8,048

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

	2002	2001
Prepayment Speed (5 year average)	33.21%	15.89%
Discount Rate	9.00%	10.73%
Servicing Cost per Loan	$43.00	$44.00
Escrow Float Rate	4.00%	4.00%

The following is an analysis of the mortgage servicing rights activity and the related valuation allowance for 2002 and 2001. For the purpose of measuring impairment, loans are stratified and evaluated based on loan type and investor as determined by materiality and reasonableness.

	2002	2001
	(in thousands)
Unamortized Cost of Mortgage Servicing Rights
Balance at beginning of year	$9,569	$7,854
Additions of mortgage servicing rights	6,141	5,545
Amortization	(5,065)	(3,830)

Balance at end of year	$10,645	$9,569

Valuation Allowance
Balance at beginning of year	$780	$—
Impairment valuation charged to expense	2,581	780

Balance at end of year	$3,361	$780

The estimated mortgage servicing rights amortization expense, which is part of the Mortgage Banking Segment, is as follows:

Years ending December 31,
(in thousands)
2003	$2,661
2004	1,597
2005	1,277
2006	1,022
2007	818
Thereafter	3,270

Total	$10,645

The weighted-average amortization period for mortgage servicing rights retained during the fourth quarter of 2002 was 11.3 years.

NOTE 8 – SALE OF RECEIVABLES

There were no sales of indirect automobile loans into securitization transactions during 2002. During 2001 and 2000, the Company sold $29.9 million and $100.3 million, respectively, of indirect automobile loans into securitization transactions. Upon securitization, the net carrying amount of the loans were removed from the balance sheet and certain retained residual interests were recorded. The retained interests included rights to service the loans that were sold (the “Servicing Rights”), the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the “Interest Only Strip”), and an interest in sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the “Credit Enhancement” or “Overcollateralization Asset”).

At the date of each securitization, these retained interests were allocated a carrying value of $8.1 million. The Company receives monthly servicing fees equal to 0.75 percent per annum of the outstanding beginning principal balance of the loans serviced for the month and rights to future cash flows arising after the investors in the securitization trust have received the returns for which they have contracted. The investors and the securitization trust have no other recourse to the Company’s other assets for failure of debtors to pay when due. The Company’s retained interests are subordinate to investor’s interests. The value of the Interest Only Strip is subject to prepayment risk and the value of the Overcollateralization Asset is subject to credit risk on the transferred auto loans.

Key economic assumptions used in measuring the retained interests at the date of the securitization and as of December 31, 2002 including the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

			As Of December 31, 2002
	Loans Sold During 2001	Loans Sold During 2000	Actual	10% Adverse Change	20% Adverse Change
	(in thousands)
Prepayment speed assumptions
Prepayment speed	1.5%	1.5%	1.7%	1.9%	2.1%
Weighted average life (in months)	22.0	22.4	14.8	14.4	14.1
Fair value of retained interests	$2,239	$6,070	$6,047	$6,019	$5,991
Change in fair value	$—	$—	$—	$(28)	$(56)
Expected credit loss assumptions
Expected credit losses (loss to liquidation)	1.3%–1.7%	1.3%–1.7%	1.8%	2.0%	2.2%
Fair value of retained interests	$2,239	$6,070	$6,047	$5,977	$5,907
Change in fair value	$—	$—	$—	$(70)	$(140)
Residual cash flow discount rate assumptions
Residual cash flow discount rate (annual)	7.4%–7.5%	8.3%–9.1%	4.3%	4.7%	5.2%
Fair value of retained interests	$2,239	$6,070	$6,047	$5,984	$5,922
Change in fair value	$—	$—	$—	$(63)	$(125)

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

Total cash flows attributable to the indirect auto loan securitization transactions was an inflow of $2.1 million and $30.4 million for 2002 and 2001, respectively. The following table summarizes the various cash flows received from and paid to the securitization trust:

	Proceeds From Securitizations	Servicing Fees Collected	Other Cash Flows	Fees Paid
	(in thousands)

Cash flows received from (paid to) trust in 2002	$—	$472	$1,659	$—
Cash flows received from (paid to) trust in 2001	$28,373	$737	$1,313	$(11)

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

	Total Principal Amount of Loans		Principal Amount of Delinquent Loans
	As of December 31				Net Credit Losses During the Year
	2002	2001	2002	2001	2002	2001
	(in thousands)

Held in portfolio	$505,963	$334,778	$6,312	$8,126	$3,239	$2,448
Securitized	41,864	75,917	1,373	2,358	990	976

Total	$547,827	$410,695	$7,685	$10,484	$4,229	$3,424

Actual and projected static pool credit losses, as a percentage of indirect auto loans securitized are 1.43%, 1.88% and 1.98% as of the years ended December 31, 2002, 2003 and 2004, respectively. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amount shown here for each year is a weighted average for all securitizations during the period.

NOTE 9 – SHORT TERM BORROWINGS

At December 31, 2002, 2001 and 2000 short-term borrowings consisted of:

	2002	2001	2000
	(in thousands)

Securities sold under agreements to repurchase	$416,760	$388,533	$439,367
Federal Home Loan Bank borrowings	83,022	10,821	70
Federal funds purchased	55,323	33,075	9,990
Commercial paper borrowings	28,408	31,287	—
U.S. Treasury tax and loan note accounts	12,000	12,000	11,207

Total Short-Term Borrowings	$595,513	$475,716	$460,634

Additional details on securities sold under agreements to repurchase are as follows:

	2002	2001	2000
	(in thousands)

Average balance during the year	$412,368	$372,863	$463,835
Maximum month-end balance during the year	434,675	403,335	490,885
Weighted average rate during the year	2.64%	4.54%	6.37%
Weighted average rate at December 31	2.26%	2.83%	6.33%

The Company has a commercial paper agreement with an unrelated financial institution (Agent) that provides for the Company to issue non-rated short-term unsecured debt obligations at negotiated rates and terms, not to exceed $50.0 million. In the event the Agent is unable to place the Company’s commercial paper on a particular day, the proceeds are provided by overnight borrowings on a line of credit with the same financial institution. This agreement may be terminated at any time by written notice of either the Agent or the Company. As of December 31, 2002, $21.6 million was available.

NOTE 10 – LONG-TERM BORROWINGS

Long-term borrowings consisted of the following at December 31, 2002 and 2001:

	2002	2001
	(in thousands)

Federal Home Loan Bank borrowings	$159,765	242,786
Capital Trust preferred securities	25,000	25,000
Capitalized Lease Obligation and other	1,067	444

Total Long-Term Borrowings	$185,832	$268,230

The Company periodically borrows additional funds from the Federal Home Loan Bank (FHLB) in connection with the purchase of mortgage-backed securities and the financing of 1-4 family real estate loans. Certain FHLB borrowings have prepayment penalties and call features associated with them. The average maturity of these borrowings at December 31, 2002 is 4.8 years, with a weighted average borrowing rate of 5.21%. The Company reclassifies FHLB borrowings to short term borrowings when the remaining maturity becomes less than one year.

Reductions of FHLB borrowings with call features, assuming they are called at the earliest call date, are as follows:

Total
(in thousands)

2003	$145,000

Total callable FHLB borrowings	$145,000

The Company has $25.0 million of capital securities outstanding through AMCORE Capital Trust I (“Trust”), a statutory business trust. All of the common securities of the Trust are owned by the Company. The capital securities pay cumulative cash distributions semiannually at an annual rate of 9.35%. The securities are redeemable from March 25, 2007 until March 25, 2017 at a declining rate of 104.675% to 100% of the principal amount. After March 25, 2017, they are redeemable at par until June 15, 2027 when redemption is mandatory. Prior redemption is permitted under certain circumstances such as changes in tax or regulatory capital rules. The proceeds of the capital securities were invested by the Trust in junior subordinated debentures which represents all of the assets of the Trust. The Company fully and unconditionally guarantees the capital securities through the combined operation of the debentures and other related documents. The Company’s obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Company.

During the third quarter of 2001, the Company retired, at par, $15.0 million in capital trust preferred securities with the coupon rate of 9.35 percent. This early extinguishment of long-term borrowings resulted in an after tax extraordinary charge of $204,000, or $0.01 per diluted share. The charge was attributable to unamortized pro rata issuance costs and broker fees.

Other long-term borrowings includes a capital lease on a branch facility leased by the Company. The Company is amortizing the capitalized lease obligation over the remaining life of the original lease, which expires or renews in 2021.

Scheduled reductions of long-term borrowings are as follows:

Total
(in thousands)

2003	$2
2004	25,045
2005	15,687
2006	11,722
2007	328
Thereafter	133,048

Total	$185,832

NOTE 11 – DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, on January 1, 2001. This Statement outlines accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.

The Company uses certain financial instruments called derivatives to help manage (Hedge) its risk or exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives used most often are interest rate swaps, caps, collars and floors (collectively, “Interest Rate Derivatives”), mortgage loan commitments and forward contracts. Interest Rate Derivatives are contracts with a third party (the “Counter-party”) to exchange interest payment streams based upon an assumed principal amount (the “Notional Principal Amount”). The Notional Principal Amount is not advanced from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams. The Company also has a deposit product whose interest rate is tied to the S & P 500 Index. The longest-term derivative that the Company has used to hedge its interest rate exposure expires in September 2004.

Interest rate swaps are used by the Company to convert assets and liabilities with variable-rate cash flows to assets and liabilities with fixed-rate cash flows (the “Hedged Items”). Under this arrangement, the Company receives payments from or makes payments to the Counter-party at a specified floating-rate index that is applied to the Notional Principal Amount. This periodic receipt or payment essentially offsets floating-rate interest payments that the Company makes to its depositors or lenders or receives from its loan customers. In exchange for the receipts from or payments to the Counter-party, the Company makes payments to or receives a payment from the Counter-party at a specified fixed-rate that is applied to the Notional Principal Amount. Thus, what was a floating rate obligation or a floating rate asset before entering into the derivative arrangement is transformed into a fixed rate obligation or asset. These types of hedges are considered cash flow hedges. The Company also uses interest rate swaps to convert fixed-rate liabilities to floating-rate liabilities. This is typically done when a fixed rate liability has been incurred to fund a variable-rate loan or investment. The interest rate swap has the effect of matching the interest rate risk on the funding with the interest rate risk on the loans or investment. This type of hedge is considered a fair value hedge.

Interest rate caps and collars are derivative instruments that are variations of an interest rate swap. They also involve an exchange of interest payment streams with a Counter-party based upon a Notional Principal Amount. In the case of an interest rate cap, the exchange of income streams does not take effect unless the specified floating-rate index rises above a pre-determined level. In an interest rate cap, the Company retains the risk of rising interest rates up to the pre-determined level, while benefiting from declines in interest rates. In the case of an interest rate collar, the exchange of income streams does not take effect unless the specified floating-rate index rises above or falls below pre-determined levels. In an interest rate collar, the Company retains the risk and benefits of changes in interest rates within the pre-determined levels. The Company has also used interest rate floors to manage its exposure to declining mortgage interest rates of its mortgage servicing rights asset. These floors were terminated during 2001. The net amount payable or receivable from each Interest Rate Derivative contract is recorded as an adjustment to interest income or interest expense.

Also considered derivatives under SFAS No. 133 are 1-4 family residential mortgage loan commitments (the “Commitments”) and forward mortgage loan sales (the “Forward Contracts”) to the secondary market (collectively “Mortgage Loan Derivatives”). While historically Mortgage Loan Derivatives were accounted for off-balance sheet, they are now reported at fair value on the balance sheet pursuant to SFAS No. 133. Changes in the fair value of the Mortgage Loan Derivatives are included in other income or expense as they occur. However, since the Company’s Forward Contracts qualify and have been designated as fair value Hedges of its portfolio of loans held for sale (the “Warehouse Loans”) as well a Hedge of its Commitments, the Warehouse Loans are also adjusted to fair value. The change in fair value of Warehouse Loans is recorded in other income or expense as it occurs. To the extent that the Company’s Forward Contracts are highly effective, the changes in the fair value of the Forward Contracts will largely offset changes in the fair value of the Commitments and Warehouse Loans.

Under SFAS No. 133, all derivatives are recognized at fair value in the Consolidated Balance Sheets. Changes in fair value for derivatives that are not hedges are recognized in the Consolidated Statement of Income (Income Statement) as they arise. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset in the Income Statement or recorded as a component of other comprehensive income (OCI) in the Consolidated Statement of Stockholders’ Equity. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the Income Statement. To the extent that fair value hedges are highly effective, changes in the fair value of the derivatives will largely be offset by changes in the fair values of the hedged items. If the derivative is designated as a cash flow hedge, changes in the fair value due to the passage of time (Time Value) are excluded from the assessment of hedge effectiveness and therefore flow through the Income Statement for each period. The effective portion of the remaining changes in the fair value of the derivative (Intrinsic Value) are recorded in OCI and are subsequently recognized in the Income Statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the Income Statement. Hedge ineffectiveness is caused when the change in expected future cash flows or fair value of a hedged item does not exactly offset the change in the future expected cash flows or fair value of the derivative instrument, and is generally due to differences in the interest rate indices or interest rate reset dates. All derivatives, with the exception of the deposit product tied to the S&P 500 Index, qualify and have been designated as hedges pursuant to SFAS No. 133.

The Company implemented SFAS No. 133 on January 1, 2001, and, as such, the impact of the transition to this standard on the Company’s earnings and financial position was dependent on the composition of the hedging portfolio at that date. The after-tax transition adjustment due to the adoption of SFAS No. 133 resulted in an increase in consolidated assets of $2.1 million, an increase in consolidated liabilities of $3.4 million, a reduction in OCI of $1.5 million, and an increase in net income of $225,000. The increase in net income was mostly attributable to the $353,000 favorable Time Value component of the market value of the cash flow hedges. As part of the adoption of this standard, $10.7 million of held to maturity securities were reclassified to available for sale securities resulting in an unrealized loss of $15,000 recorded in OCI.

The Income Statement for 2002 included the following derivative related activity in other non-interest income: $47,000 loss due to the decrease in the Time Value component of the market value of cash flow hedges, $29,000 income related to the ineffective portion of the cash flow hedges, $350,000 income related to Mortgage Loan Derivatives (net of the corresponding mark-to-market adjustment on hedged mortgage loans held for sale), and no income or loss related to the S & P 500 Index embedded derivative. These items, net of taxes of $129,000, total $203,000 in income recorded for the twelve months ended December 31, 2002.

During 2002, swaps that were hedging prime based loan cash flows were sold back to the issuer, for which the Company received $3.3 million plus accrued interest. The pre-tax gain on the sale will be amortized into income over the remaining life of the original swaps as yield adjustments in the same period the hedged items affect earnings. For the year ended December 31, 2002, $96,000 of this pre-tax gain was amortized (reclassified) from OCI into income. Of the remaining pre-tax gain of $3.2 million included in OCI at December 31, 2002, $2.3 million (pre-tax) is expected to be reclassified into earnings during the next twelve months. There were no other cash flow hedges included in OCI at December 31, 2002.

In addition to the transition adjustment, the Income Statement for 2001 included the following derivative related activity in other non-interest income: $303,000 loss due to the decrease in the Time Value component of the market value of cash flow hedges, $29,000 loss related to the ineffective portion of the cash flow hedges, $48,000 income related to Mortgage Loan Derivatives (net of the corresponding mark-to-market adjustment on hedged mortgage loans held for sale), and $9,000 income related to the S & P 500 Index embedded derivative. These items, net of taxes of $107,000, totaled a $168,000 loss recorded for the twelve months ended December 31, 2001.

Reclassification from OCI to the Income Statement occurs each period as continuing cash flow payments bring the Intrinsic Value component of the market value of each cash flow hedge closer to zero. Of the net derivative losses included in OCI, $4.0 million and $3.4 million (pre-tax) were reclassified to the Income Statement as additional interest expense during the twelve months ended December 31, 2002 and 2001, respectively, mostly through the normal postings of cash receipts and cash payments related to the derivatives and the hedged items. Reclassifications may also occur, as yield adjustments in the same period the hedged items affect earnings, in the event cash flow hedges no longer meet the requirements to qualify for hedge accounting or are sold.

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET RISK

The fair value amounts have been estimated by the Company using available market information and appropriate valuation methodologies as discussed below. Considerable judgment was required, however, to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange.

The following table shows the carrying amounts and fair values of financial instruments at December 31, 2002 and 2001 that have liquid markets in which fair value is assumed to be equal to the carrying amount, or have readily available quoted market prices, or are based on quoted prices for similar financial instruments:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)

Cash and cash equivalents	$145,224	$145,224	$134,244	$134,244
Interest earning deposits in banks	2,151	2,151	3,087	3,087
Federal funds sold and other short-term investments	4,200	4,200	300	300
Loans and leases held for sale	79,893	79,893	101,831	101,831
Securities available for sale	1,173,461	1,173,461	1,087,702	1,087,702
Mortgage servicing rights	7,284	6,770	8,789	8,048

The carrying amounts and fair values of accruing loans and leases at December 31, 2002 and 2001 were as follows:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)

Commercial, financial and agricultural	$749,658	$774,347	$695,452	$720,970
Real estate	1,497,453	1,588,754	1,310,758	1,384,288
Installment and consumer, net	603,319	649,895	441,667	467,611
Direct lease financing	752	795	2,859	2,977

Total accruing loans and leases	$2,851,182	$3,013,791	$2,450,736	$2,575,846

Fair values of loans were estimated for portfolios with similar characteristics. The fair value of loans was calculated by discounting contractual and prepayment cash flows using estimated market discount rates which reflect the interest rate risk inherent in the loan. The fair value of non-accrual loans with a recorded book value of $32.5 million and $26.5 million in 2002 and 2001, respectively, was not estimated because it was not practicable to reasonably assess the credit risk adjustment that would be applied in the marketplace for such loans (See Note 4 of the Notes to Consolidated Financial Statements for additional information).

The carrying value of interest receivable and payable approximates fair value due to the relatively short period of time between accrual and expected realization. At December 31, 2002 and 2001, interest receivable was $22.6 million and $23.2 million, respectively, and interest payable was $20.7 million and $19.4 million, respectively.

The following table shows the carrying amounts and fair values of financial instrument liabilities at December 31, 2002 and 2001:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)

Demand deposits and savings	$1,508,166	$1,508,166	$1,424,682	$1,424,682
Time deposits	1,786,496	1,844,559	1,469,055	1,504,018
Short-term borrowings	595,513	608,281	475,716	482,887
Long-term borrowings	185,832	203,943	268,230	304,280
Standby letters of credit	433	2,018	339	1,454
Interest rate swap agreements	(3,763)	(3,763)	5,181	5,181
Interest rate collar agreements	—	—	168	168
Interest rate cap agreements	(125)	(125)	(278)	(278)
Forward contracts	2,881	2,881	(1,027)	(1,027)
Mortgage loan commitments	(1,694)	(1,694)	(118)	(118)

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

The above fair value estimates were made at a discrete point in time based on relevant market information and other assumptions about the financial instruments. As no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on judgments regarding current economic conditions, future expected cash flows and loss experience, risk characteristics and other factors. These estimates are subjective in nature and involve uncertainties and therefore cannot be calculated with precision. There may be inherent weaknesses in calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows could significantly affect the results. In addition, the fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to assess the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant investments in subsidiaries, specifically the trust and asset management and mortgage operations, are not considered financial instruments and the franchise values have not been included in the fair value estimates. Similarly, premises and equipment and intangible assets have not been considered.

Many of the above financial instruments are also subject to credit risk. Credit risk is the possibility that the Company will incur a loss due to the other party’s failure to perform under its contractual obligations. The Company’s exposure to credit loss in the event of non-performance by the other party with regard to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for actual extensions of credit. The credit risk involved for commitments to extend credit and in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, securities, inventory, property and equipment and income-producing commercial properties. The Company is also exposed to credit risk with respect to its $108.9 million investment in BANK and Company owned life insurance. AMCORE manages this risk by diversifying its holdings among various carriers and by periodic internal credit reviews. All carriers have “Secure” ratings from A. M. Best that range from a low of “A” (Excellent) to “A++” (Superior).

The interest rate swap contracts involve the exchange of fixed for variable or variable for fixed interest rate payments and are based on the notional amount of the contract. The collar and cap contracts are also based on the notional amount of the contract. The notional amounts of these contracts only identify the size of the contracts and are used to calculate the interest payment amounts. The contracts are occasionally purchased at a premium or discount, which is amortized over the lives of the contracts. The only credit risk exposure AMCORE has is in relation to the counter-parties which all have investment grade credit ratings. All counter-parties are expected to meet any outstanding interest payment obligations.

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2002 and 2001, is as follows:

	2002	2001
	(in thousands)
Financial instruments whose contract amount represent credit risk only:
Commitments to extend credit	$687,262	$617,254
Standby letters of credit	161,439	116,335

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

NOTE 13 – STOCK INCENTIVE PLANS

At December 31, 2002, the Company has stock-based compensation plans as described below. Grants under those plans are accounted for following APB Opinion No. 25 and related interpretations

Stock Incentive Plans. In 2000, stockholders approved the adoption of the AFI 2000 Stock Incentive Plan (Plan). The Plan provides for the grant of stock options, reload options, stock appreciation rights, performance units, restricted stock awards and stock bonus awards to key employees. The total number of shares approved and available for grant under the Plan in its first year was 2.5% of the total shares of stock outstanding as of the effective date and 1.5% of outstanding shares in each subsequent Plan year (not to exceed 425,000 in any such year). Options to purchase shares of common stock of the Company and restricted stock awards were granted to key employees pursuant to both the Plan and previous stock incentive plans.

Stock Options. Non-Qualified Stock Options are issued at an option price equal to the fair market value of the shares on the grant date. The options granted under the plans vest within three to five years and expire from seven to ten years from the date of grant. The following table presents certain information with respect to stock options issued pursuant to these incentive plans.

	2002		2001		2000
	Shares	Average Price	Shares	Average Price	Shares	Average Price

Options outstanding at beginning of year	1,876,786	$19.01	1,895,630	$18.36	1,692,114	$17.80
Options granted	622,875	23.85	369,000	20.15	377,750	19.28
Options issued pursuant to IMG earnout	—	—	57,372	—	—	—
Option reloads	18,181	22.51	49,648	21.31	23,988	19.79
Options exercised	(244,141)	13.33	(369,224)	12.72	(113,031)	10.82
Options lapsed	(67,199)	21.59	(125,640)	23.17	(85,191)	21.79

Options outstanding at end of year	2,206,502	$20.96	1,876,786	$19.01	1,895,630	$18.36

Options exercisable at end of year	1,122,838	$19.67	1,096,291	$17.90	1,194,012	$16.64

Investors Management Group (IMG) was acquired by the Company in 1998. The above line item “Options issued pursuant to IMG earnout” were contingent based upon IMG’s performance from 1998 through 2000.

Performance Units. Performance Units (Units) were granted prior to 1999 and entitled holders to cash or stock payments if certain three-year return on equity performance targets were met. In addition, a dividend was paid on each Unit at a rate equivalent to the rate of dividends paid on each share of the Company’s common stock. The expense related to these Units for the years ended December 31, 2002, 2001 and 2000 was approximately $62,000, $154,000 and $666,000, respectively. The following table presents certain information with respect to issuances and payouts pursuant to these incentive plans

	2002		2001		2000
	Units	Unit Price	Units	Unit Price	Units	Unit Price

Units outstanding at beginning of year	129,883	—	275,606	—	393,218	—
Units paid	(129,883)	$4.97	(129,666)	$6.42	(100,535)	$5.34
Units forfeited	—	—	(16,057)	—	(17,077)	—

Units outstanding at end of year	—	—	129,883	—	275,606	—

Restricted Stock Awards. Pursuant to the Plan, the Company issued common stock with restrictions to certain key employees. The shares are restricted as to transfer, but are not restricted as to dividend payment and voting rights. Transfer restrictions lapse at the end of three years contingent upon earnings and return on equity performance goals being met for each of the three years and contingent upon continued employment. If performance goals are not met, the restrictions lapse and shares vest at the end of nine years. The Company amortizes the expense over the performance period or, if the goals are not met, the vesting period. The expense related to these awards for the years ended December 31, 2002, 2001 and 2000 was approximately $305,000, $222,000 and $61,000, respectively. The following table presents certain information with respect to restricted stock awards granted pursuant to these incentive plans.

	2002		2001		2000
	Shares	Average Price	Shares	Average Price	Shares	Average Price
Restricted stock awards outstanding at beginning of year	69,821	$20.74	24,164	$22.56	—	$—
Restricted stock awards granted	—	—	63,784	19.98	26,353	22.58
Release of restriction on stock due to vesting	(20,475)	20.58	(11,087)	19.97	—	—
Restricted stock awards forfeited	(2,910)	21.05	(7,040)	21.31	(2,189)	22.84

Restricted stock awards outstanding at end of year	46,436	$15.95	69,821	$20.74	24,164	$22.56

Directors’ Stock Plans. The Restricted Stock Plan for Non-Employee Directors provides that each current eligible non-employee director and each subsequently elected non-employee director receive, in lieu of a cash retainer, shares of common stock of the Company, the fair value of which is equal to three times the annual retainer. The shares vest annually over a three-year period based upon the anniversary date of the original award and continued service as a director. The expense related to the Stock Plan for the years ended December 31, 2002, 2001 and 2000 was approximately $69,000, $88,000 and $153,000, respectively.

In 2001, stockholders approved the adoption of the AFI 2001 Stock Option Plan for Non-Employee Directors (Option Plan). The Option Plan provides that each current eligible non-employee director and each subsequently elected non-employee director receive Options to purchase common stock of the Company. Each option granted under the Option Plan is issued with an option price equal to the fair market value of the underlying common stock on the date of grant and has a ten-year term. Options granted are exercisable one year after date of grant. The following table presents certain information with respect to stock options issued pursuant to the Option Plan and previous stock option plans.

	2002		2001		2000
	Shares	Average Price	Shares	Average Price	Shares	Average Price
Options outstanding at beginning of year	230,980	$19.28	245,730	$18.65	240,480	$18.56
Options granted	45,000	24.04	16,500	20.15	8,250	19.28
Options exercised	(25,250)	16.07	(27,500)	14.61	(1,500)	13.33
Options lapsed	(16,250)	22.13	(3,750)	16.32	(1,500)	25.50

Options outstanding at end of year	234,480	$20.34	230,980	$19.28	245,730	$18.65

Options exercisable at end of year	189,480	$19.46	214,480	$19.21	237,480	$18.63

Options Summary. The following table presents certain information as of December 31, 2002 with respect to issuances of stock options pursuant to all plans discussed above.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg Remaining Contractual Life	Weighted-Avg Exercise Price	Exercisable as of 12/31/02	Weighted-Avg Exercise Price
$ 2.60 – $13.00	110,941	2.6 Years	$9.45	110,941	$9.45
13.01 – 19.00	344,842	3.1	16.12	344,842	16.12
19.01 – 20.50	673,252	7.1	19.75	271,868	19.63
20.51 – 22.50	246,407	4.2	21.89	214,652	21.90
22.51 – 24.50	451,641	5.0	23.15	151,390	23.50
24.51 – 25.50	613,899	5.3	24.86	218,625	25.49

Total Options Outstanding	2,440,982	5.2 Years	$20.90	1,312,318	19.64

Employee Stock Purchase Plan. In 1999, stockholders approved the adoption of the AMCORE Stock Option Advantage Plan through which eligible employees may purchase from the Company shares of its common stock. The Company intends that the plan be an “employee stock purchase plan” (ESPP) within the meaning of Section 423 of the Internal Revenue Code of 1986. The Company has reserved 250,000 shares of common stock for issuance under the ESPP.

The Company’s employee stock purchase plan is intended to give employees a convenient means of purchasing shares of common stock through payroll deductions. Each employee of the Company whose customary employment with the Company is more than 20 hours per week and more than five months in any calendar year, is eligible to participate, subject to IRS contribution limitations. Each participating employee’s contributions are used to purchase the Corporation’s common stock on the last day of each quarter at the exercise price. The exercise price is 85% of the lower of the closing price of the Company’s common stock on the Nasdaq National Market on the first or last day of each offering period. No charge to earnings is recorded with respect to the ESPP.

The shares issued pursuant to the ESPP were as follows: 46,468 shares at prices ranging from $17.21 to $19.70 in 2002; 39,394 shares at prices ranging from $14.45 to $19.00 in 2001 and 51,630 shares at prices ranging from $14.45 to $17.11 in 2000.

Shares issued pursuant to the ESPP are prohibited from sale by a participant until two years after the date of purchase. Dividends earned are credited to a participant’s account and used to purchase shares at the next purchase date. The Company shall have the option to purchase all, or any portion of, the shares owned by such participant that, at the time of termination, are subject to the restriction on transfer.

In accordance with APB Opinion No. 25, no compensation cost has been recognized for stock option grants issued during 2002 pursuant to all option plans. Had compensation cost for these grants been determined based on the grant date fair values of awards (the method described in SFAS No. 123, “Accounting for Stock-Based Compensation”), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2002, 2001 and 2000, respectively: dividend rates of 2.95%, 2.86%, and 3.09%, price volatility of 38.71%, 33.86% and 38.10%; risk-free interest rates of 5.28%, 5.24% and 6.79%; and expected lives of 6.8, 6.1 and 6.1 years. The average fair value of each option granted during 2002 was $8.49.

	Years Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Net Income:
As reported	$43,471	$42,243	$43,083
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,238)	(781)	(1,799)

Pro forma	$41,233	$41,462	$41,284

Basic earnings per share:
As reported	$1.76	$1.66	$1.60
Pro forma	1.67	1.63	1.53
Diluted earnings per share:
As reported	$1.75	$1.64	$1.58
Pro forma	1.66	1.61	1.52

NOTE 14 – BENEFIT PLANS

Employee Benefit Plans. All subsidiaries of the Company participate in the AMCORE Financial Security Plan (Security Plan), a qualified profit sharing plan under Section 401(a) of the Internal Revenue Code. The Security Plan offers participants a personal retirement account, profit sharing payment and personal savings account 401(k). In 1998, the Security Plan was amended to provide for a higher match percent to employee contributions and the profit sharing portion converted to a cash payment rather than contributed to employee accounts. The expense related to the Security Plan and other similar plans from acquired companies for the years ended December 31, 2002, 2001 and 2000 was approximately $4.31 million, $3.79 million and $3.36 million, respectively.

In addition to the Security Plan, certain health care and life insurance benefits are made available to active employees. The Company’s share of cost of these benefits is expensed as incurred. Group health benefits are offered to retirees with 100% of the cost borne by the retiree.

The Company provides a deferred compensation plan (entitled “AMCORE Financial, Inc. Deferred Compensation Plan”) for senior officers. This plan provides the opportunity to defer salary and bonuses.

The Company provides additional retirement benefits to certain key executives through plans that are non-qualified, non-contributory and unfunded.

Under one such arrangement, the additional retirement benefits replace what would have been provided under the qualified plans in the absence of limits placed on qualified plan benefits by the Internal Revenue Code of 1986. The expense related to this arrangement was $377,000, $441,000 and $289,000 for 2002, 2001 and 2000, respectively.

Another arrangement provides supplemental retirement benefits that are based upon three percent of final base salary, times the number of years of service. Benefits under this plan may not exceed 70% or be less than 45% of a participant’s final base salary less offsets for social security and other employer sponsored retirement plans. The following table summarizes the costs and obligations to participants for the years ended December 31.

	2002	2001
	(in thousands)
Supplemental Retirement Plan:
Projected benefit obligation at beginning of year	$671	$569
Service cost	64	173
Interest cost	47	40
Actuarial (gains) losses and (increase) decrease in offsets	19	(111)
Modifications	662	—

Projected benefit obligation at end of year	$1,463	$671

Amounts recognized in the consolidated statements of condition consist of:
Accrued benefit liability	$1,463	$671

	2002	2001	2000
Components of net periodic benefit cost:
Service cost	$64	$173	$174
Interest cost	47	40	34
Actuarial (gains) losses and (increase) decrease in offsets	19	(111)	(118)
Modifications	662	—	—

Net periodic cost	$792	$102	$90

Weighted-average assumptions:
Discount rate	7.00%	7.00%	7.00%
Rate of compensation increase	4.00%	4.00%	4.00%

The modifications related to the retiring chairman and chief executive officer. The projected benefit obligation was adjusted to accelerate the retirement date to January 1, 2003, convert the obligation to the form of a single-life fifteen-year certain annuity and to decrease the discount rate to six percent. Payments will commence for the retiring executive in January of 2003.

Directors Benefits. The Company pays a lifetime annual retainer to certain retired directors. Effective January 1, 1993, the Company adopted SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” to account for these benefits. This statement requires employers to recognize postretirement benefits on an accrual basis rather than on a cash basis. The expense in 2002, 2001 and 2000 related to this plan was $139,000, $59,000 and $71,000, respectively. The transition obligation, representing the present value of future payments upon adoption of accrual basis accounting was approximately $842,000 and is being amortized over a twenty year period.

NOTE 15 – CONTINGENCIES AND GUARANTEES

Contingencies:

Management believes that no litigation is threatened or pending in which the Company faces potential loss or exposure which will materially affect the Company’s financial position or results of operations, other than as noted below. Since the Company’s subsidiaries act as depositories of funds, trustee and escrow agents, they occasionally are named as defendants in lawsuits involving claims to the ownership of funds in particular accounts. This and other litigation is incidental to the Company’s business.

The Company has reached a negotiated agreement with its insurance carrier and Plaintiffs’ counsel to settle the lawsuit and other potential claims outlined below. The settlement agreement did not not have a material adverse effect on the Company’s consolidated financial condition and consolidated results of operations.

On August 26, 1999, Willie Parker and five other plaintiffs filed a civil action in the Circuit Court of Humphreys County, Mississippi against AMCORE Consumer Finance Company, Inc., a subsidiary of the Company and other defendants containing twelve separate counts related to the sale and financing of residential satellite dish systems. Though the actual purchase price for each of these systems involved a principal amount of less than $3,000, the complaint prayed for economic loss and compensatory damages in the amount of $5 million for each plaintiff and punitive damages in the amount of $100 million for each plaintiff. The Company denied the plaintiffs’ allegations.

During the second quarter of 2001, the Company made a settlement offer to Plaintiffs’ counsel. The Company recorded an accrual reflecting the amount offered. During the second quarter of 2002, the Company’s counsel submitted a new offer to Plaintiffs’ counsel to resolve all claims and the Company adjusted its accrual to reflect the offer. During the third quarter of 2002, Plaintiffs’ counsel and the Company entered into a settlement of all claims. All Plaintiffs and potential claimants have executed full releases and the United States District Court for the Northern District of Mississippi has dismissed the lawsuit on file with prejudice.

Guarantees:

The Company, in the normal course of its business, regularly offers financial and performance standby letters of credit to its BANK customers. Financial and performance standby letters of credit are a conditional but irrevocable form of guarantee. Under a financial standby letter of credit, the Company guarantees payment to a third party obligee upon the default of payment by the BANK customer, and upon receipt of complying documentation from the obligee. Under a performance standby letter of credit, the Company guarantees payment to a third party obligee upon nonperformance by the BANK customer and upon receipt of complying documentation from the obligee.

Both financial and standby letters of credit are typically issued for a period of one year to five years, but can be extended depending on the BANK customer’s needs. As of December 31, 2002, the maximum remaining term for any outstanding standby letters of credit was approximately five years, expiring on December 15, 2007.

A fee of one to two percent of face value is normally charged to the BANK customer and is recognized as income over the life of the standby letter of credit. The carrying value of deferred fees, as of December 31, 2002 was $433,000.

At December 31, 2002, the contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay under the guarantees, was $161.1 million, with $142.9 million in financial standby letters of credit and $18.2 million in performance standby letters of credit.

The issuance of either a financial or standby letter of credit is normally backed by collateral. The collateral can take various forms including bank accounts, investments, fixed assets, inventory, accounts receivable and real estate, among other things. At the time that the letters of credit are issued, the value of the collateral is usually in an amount that is considered sufficient to cover the contractual amount of the standby letters of credit.

NOTE 16 – INCOME TAXES

The components of income tax expense were as follows:

	Years ended December 31,
	2002	2001	2000
	(in thousands)
Currently paid or payable:
Federal	$16,908	$17,488	$14,720
State and local	1,041	303	264

	$17,949	$17,791	$14,984

Deferred:
Federal	$(2,728)	$(2,957)	$1,287
State and local	(1,201)	(439)	85

	$(3,929)	$(3,396)	$1,372

Total	$14,020	$14,395	$16,356

Effective Tax Rate	24.4%	25.4%	27.5%

The effective tax rate for 2001 includes $130,000 of tax benefit and $143,000 of tax expense for the Extraordinary Item and the Accounting Change, respectively. Income tax expense was less than the amounts computed by applying the federal statutory rate of 35% due to the following:

	Years ended December 31,
	2002	2001	2000
	(in thousands)

Income tax at statutory rate	$20,122	$19,823	$20,804
(Decrease) increase resulting from:
Tax-exempt income	(3,780)	(4,267)	(4,665)
State income taxes, net of federal benefit	(104)	(88)	227
Non-deductible expenses, net	374	1,107	1,100
Company owned life insurance	(1,989)	(1,837)	(752)
Other, net	(603)	(343)	(358)

Total	$14,020	$14,395	$16,356

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	At December 31,
	2002	2001
	(in thousands)
Deferred tax assets:
Deferred compensation	$6,119	$5,605
Allowance for loan and lease losses	12,988	13,270
Other, net of valuation allowance	1,083	1,231

Total deferred tax assets	$20,190	$20,106

Deferred tax liabilities:
Premises and equipment	$2,860	$2,941
Mortgage servicing rights	2,900	3,497
Securities	12,265	—
Other	1,272	2,994

Total deferred tax liabilities	$19,297	$9,432

Net Deferred Tax Asset	$893	$10,674
Less: Tax effect of net unrealized (gain) loss on securities available for sale and derivatives reflected in stockholders’ equity	(13,433)	277

Net Deferred Tax Asset Excluding Net Unrealized (Gain) Loss on Securities Available for Sale and Derivatives	$14,326	$10,397

Net operating loss carryforwards for state income tax purposes were approximately $1.87 million at December 31, 2002. The associated deferred asset is $148,000 ($96,000 net of federal). The carryforwards expire beginning December 31, 2013 through December 31, 2014. A valuation allowance of $96,000 has been established at December 31, 2002 against the deferred tax asset, due to the uncertainty surrounding the utilization of state net operating loss carryforwards. This compares to a valuation allowance of $239,000 as of December 31, 2001. The decrease in the valuation allowance is attributable to utilization of loss carryforwards in 2002.

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

Retained earnings at December 31, 2002 includes $3.18 million for which no provision for income tax has been made. This amount represents allocations of income to thrift bad debt deductions for tax purposes only. This amount will only be taxable upon the occurrence of certain events. At this time, management does not foresee the occurrence of any of these events.

Tax benefits of $1.08 million, $1.21 million, and $320,000 have been credited directly to paid in capital, with a corresponding decrease in the liability for current income taxes payable, for stock related incentives during the years ended December 31, 2002, 2001, and 2000, respectively.

NOTE 17 – EARNINGS PER SHARE

Earnings per share calculations are as follows:

	2002	2001	2000
	(in thousands, except per share data)
Net Income	$43,471	$42,243	$43,083
Basic earnings per share:
Average basic shares outstanding	24,701	25,490	26,966

Earnings per share	$1.76	$1.66	$1.60

Diluted earnings per share:
Weighted average shares outstanding	24,701	25,490	26,966

Net effect of the assumed purchase of stock under the stock option and stock purchase plans – based on the treasury stock method using average market price	209	239	193

Contingently issuable shares	1	1	78

Average diluted shares outstanding	24,911	25,730	27,237

Diluted earnings per share	$1.75	$1.64	$1.58

As prescribed by SFAS No. 128, “Earnings Per Share”, basic EPS is computed by dividing income available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding.

The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued and to include shares contingently issuable pursuant to employee incentive plans. Securities (e.g. options) that do not have a current right to participate fully in earnings but that may do so in the future by virtue of their option rights are potentially dilutive shares. The dilutive shares are calculated based on the treasury stock method meaning that, for the purposes of this calculation, all outstanding options are assumed to have been exercised during the period and the resulting proceeds used to repurchase Company stock at the average market price during the period. In computing diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included. Exercise of options is not assumed if the result would be antidilutive.

NOTE 18 – SEGMENT INFORMATION

AMCORE’s internal reporting and planning process focuses on four primary lines of business or (Segment(s)): Commercial Banking, Retail Banking, Trust and Asset Management, and Mortgage Banking. The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray each Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an appropriate allocation of shared support function expenses. The Commercial and Retail Banking Segments also include fund transfer adjustments to appropriately reflect the cost of funds on loans made and funding credits on deposits generated. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements.

Since there are no comprehensive authorities for management accounting equivalent to accounting principles generally accepted in the United States of America, the information presented is not necessarily comparable with similar information from other financial institutions. In addition, methodologies used to measure, assign and allocate certain items may change from time-to-time to reflect, among other things, accounting refinements, changes in risk profiles, changes in customers or product lines, and changes in management structure. The presentation of Segments was changed in the first quarter of 2002 to reflect the Company’s shift to a line of business structure. The primary impact of this change was to segregate the previous Banking Segment into its Retail and Commercial components. However, due to allocation methodologies for shared support costs, funds transfer adjustments and the exclusion of investment and treasuries activities from the Retail and Commercial Banking Segments, the sum of these two “new” Segments will not equal the total of the “old” Banking Segment presentation. Prior period Segment results have been restated to reflect the new line of business structure. The Trust and Asset Management Segment and the Mortgage Banking Segment were not affected by the shift to a line of business structure and have not been restated.

Total Segment results differ from consolidated results primarily due to intersegment elimination, certain corporate administration costs, items not otherwise allocated in the management accounting process and treasury and investment activities. The impact of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and are included in the “Other” column. For ease of comparison, the Segment profit percentage in the following table is computed on earnings before the early extinguishment of debt, the cumulative effect of accounting change and the restructuring reversal (the “Operating Profit” or “Operating Loss”). In addition, due to their unusual and non-recurring nature, the branch gains have not been allocated to either the Commercial or Retail segments. They are included in the Other column.

The Company provides Commercial and Retail banking services through its 63 banking locations in northern Illinois and south-central Wisconsin. The Commercial Banking Segment provides services including lending, business checking and deposits, cash management, merchant card services and other traditional as well as e-commerce commercial banking services to large and small business customers. The Retail Banking Segment provides services including direct and indirect lending, checking, savings, money market and CD accounts, safe deposit rental, automated teller machines and other traditional and e-commerce retail banking services to individual customers. The Trust and Asset Management segment provides trust, investment management, employee benefit recordkeeping and administration and brokerage services. It also acts as advisor and provides fund administration to the Vintage Mutual Funds and various public fund programs. These products are distributed nationally (i.e. Vintage Equity Fund is available through Charles Schwab, One Source™), regionally to institutional investors and corporations, and locally through AMCORE’s banking locations. The Mortgage Banking segment provides a variety of mortgage lending products to meet its customer needs. It sells these loans to the BANK and the secondary market and continues to service most of the loans sold.

	Operating Segments
	Commercial Banking	Retail Banking	Trust and Asset Management	Mortgage Banking	Other	Consolidated
	(dollars in thousands)
For the year ended December 31, 2002
Net interest income	$63,498	$52,853	$116	$4,579	$9,722	$130,768
Non-interest income	7,130	14,709	27,357	9,815	11,301	70,312

Total Revenue	70,628	67,562	27,473	14,394	21,023	201,080
Provision for loan and lease losses	5,879	6,695	—	—	—	12,574
Depreciation and amortization	613	2,201	357	26	2,865	6,062
Other non-interest expense	29,382	43,697	20,905	10,495	20,474	124,953

Pretax earnings (loss)	34,754	14,969	6,211	3,873	(2,316)	57,491
Income taxes (benefits)	12,213	5,543	2,522	1,551	(7,809)	14,020

Earnings	$22,541	$9,426	$3,689	$2,322	$5,493	$43,471

Segment profit percentage	59.4%	24.8%	9.7%	6.1%	N/M	100.0%

Assets	$1,867,393	$1,135,847	$19,498	$94,526	$1,403,450	$4,520,714

For the year ended December 31, 2001

Net interest income	$53,134	$49,270	$206	$4,351	$12,912	$119,873
Non-interest income	5,977	14,990	28,649	10,117	17,333	77,066

Total Revenue	59,111	64,260	28,855	14,468	30,245	196,939
Provision for loan and lease losses	10,429	6,271	—	—	—	16,700
Depreciation and amortization	1,053	3,087	1,172	40	3,151	8,503
Other non-interest expense	24,674	42,740	21,328	9,690	16,700	115,132

Pretax earnings	22,955	12,162	6,355	4,738	10,394	56,604
Income taxes (benefits)	7,741	4,710	2,873	1,886	(2,828)	14,382

Earnings before Extraordinary Item & Accounting Change	$15,214	$7,452	$3,482	$2,852	$13,222	$42,222
Early Extinguishment of Debt (net of tax)	—	—	—	—	(204)	(204)
Cumulative effect of Accounting Change (net of tax)	—	—	—	16	209	225

Earnings	$15,214	$7,452	$3,482	$2,868	$13,227	$42,243

Segment profit percentage	52.5%	25.7%	12.0%	9.8%	N/M	100.0%

Assets	$1,607,220	$1,021,863	$21,326	$117,628	$1,253,810	$4,021,847

For the year ended December 31, 2000

Net interest income	$53,094	$61,076	$359	$2,234	$8,290	$125,053
Non-interest income	4,245	12,666	31,916	5,734	6,648	61,209

Total Revenue	57,339	73,742	32,275	7,968	14,938	186,262
Provision for loan and lease losses	7,074	2,636	—	—	—	9,710
Depreciation and amortization	1,249	3,445	1,050	88	3,333	9,165
Other non-interest expense	23,565	47,093	20,948	5,369	11,396	108,371

Pretax earnings	25,451	20,568	10,277	2,511	209	59,016
Income taxes (benefits)	8,326	7,526	4,420	996	(5,077)	16,191

Earnings before restructuring (charges) reversals	$17,125	$13,042	$5,857	$1,515	$5,286	$42,825
After tax restructuring (charges) reversals	—	—	(28)	—	286	258

Earnings	$17,125	$13,042	$5,829	$1,515	$5,572	$43,083

Segment profit percentage	45.6%	34.8%	15.6%	4.0%	N/M	100.0%

Assets	$1,641,528	$1,161,070	$20,196	$28,346	$1,392,966	$4,244,106

NOTE 19 – RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Federal banking regulations place certain restrictions on dividends paid and loans or advances made by the BANK to the Company and its affiliates. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the BANK. Loans or advances to the Company and for each affiliate are limited to 10 percent of the BANK’s capital stock and surplus, but no more than 20 percent in aggregate. Loans and advances must be made on a secured basis.

At December 31, 2002, the BANK’s retained earnings available for the payment of dividends without prior regulatory approval was $28.6 million. The amount available for loans or advances by the BANK to the Company and its affiliates amounted to $23.7 million.

In addition, dividends paid by the BANK to the Company would be prohibited if the effect thereof would cause the BANK’s capital to be reduced below applicable minimum capital requirements.

NOTE 20 – CAPITAL REQUIREMENTS

The Company and the BANK (Regulated Companies) are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Regulated Companies must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Their capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Regulated Companies to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 Capital to average assets. Tier 1 Capital includes common stockholders’ equity, qualifying preferred stock and trust preferred securities, less goodwill and certain other deductions (including the unrealized net gains and losses, after applicable taxes, on available-for-sale securities carried at fair value). Total Capital includes Tier 1 Capital plus preferred stock not qualifying as Tier 1 Capital, mandatory convertible debt, subordinated debt, certain unsecured senior debt issued by the Company, the allowance for loan and lease losses and net unrealized gains on marketable equity securities, subject to limitations by the guidelines.

As of December 31, 2002, the most recent notification from the Company’s regulators categorized the BANK as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized a bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the BANK’s category.

Management believes, as of December 31, 2002, that the Regulated Companies meet all capital adequacy requirements to which they are subject. The Company’s and the BANK’s actual capital amounts and ratios are presented in the table.

			For Capital Adequacy Purposes
	Actual		Minimum			Well Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(dollars in thousands)
As of December 31, 2002:
Total Capital (to Risk Weighted Assets):
Consolidated	$378,688	10.98%	$275,954	≥	8.00%	n/a		n/a
AMCORE Bank, N.A.	367,395	10.70%	274,645	≥	8.00%	$343,307	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$343,253	9.95%	$137,977	≥	4.00%	n/a		n/a
AMCORE Bank, N.A.	332,171	9.68%	137,323	≥	4.00%	$205,984	≥	6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$343,253	7.82%	$175,623	≥	4.00%	n/a		n/a
AMCORE Bank, N.A.	332,171	7.59%	174,954	≥	4.00%	$218,693	≥	5.00%

As of December 31, 2001:
Total Capital (to Risk Weighted Assets):
Consolidated	$344,318	11.68%	$235,742	≥	8.00%	n/a		n/a
AMCORE Bank, N.A.	342,708	11.70%	234,401	≥	8.00%	$293,001	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$310,378	10.53%	$117,871	≥	4.00%	n/a		n/a
AMCORE Bank, N.A.	309,223	10.55%	117,200	≥	4.00%	$175,801	≥	6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$310,378	7.84%	$158,371	≥	4.00%	n/a		n/a
AMCORE Bank, N.A.	309,223	7.83%	157,899	≥	4.00%	$197,374	≥	5.00%

NOTE 21 – CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED PARENT COMPANY BALANCE SHEETS

	December 31,
	2002	2001
	(in thousands)
ASSETS
Cash and cash equivalents	$976	$1,164
Short-term investments	29,000	—
Securities available for sale	2,455	7,553
Due from subsidiaries	9	22
Loans to subsidiaries	900	22,950
Investment in subsidiaries.	373,262	333,060
Company owned life insurance	17,595	13,637
Premises and equipment, net	909	1,794
Other assets	9,119	2,099

Total Assets	$434,225	$382,279

LIABILITIES
Short-term borrowings	$28,408	$31,287
Long-term borrowings	41,238	41,682
Other liabilities	8,898	7,650

Total Liabilities	$78,544	$80,619

STOCKHOLDERS’ EQUITY
Preferred stock	$—	$—
Common stock	6,615	6,605
Additional paid-in capital	74,326	74,045
Retained earnings	351,247	323,615
Treasury stock and other	(97,566)	(102,304)
Accumulated other comprehensive income (loss)	21,059	(301)

Total Stockholders’ Equity	$355,681	$301,660

Total Liabilities and Stockholders’ Equity	$434,225	$382,279

CONDENSED PARENT COMPANY STATEMENTS OF INCOME

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
INCOME:
Dividends from subsidiaries	$30,500	$45,100	$47,600
Interest income	581	895	1,122
Company owned life insurance income	697	625	424
Other	3	1	342

Total Income	$31,781	$46,621	$49,488

EXPENSES:
Interest expense	$4,676	$4,740	$4,665
Compensation expense and employee benefits	5,644	3,409	3,086
Other	2,624	2,967	2,567

Total Expenses	$12,944	$11,116	$10,318

Income before income tax benefits and equity in undistributed net income of subsidiaries	$18,837	$35,505	$39,170
Income tax benefits	5,380	3,947	2,976

Income before equity in undistributed net income of subsidiaries	$24,217	$39,452	$42,146
Equity in undistributed net income of subsidiaries	19,254	2,995	937

Net income before extraordinary item	$43,471	$42,447	$43,083
Extraordinary item: Early extinguishment of debt (net of tax)	—	(204)	—

Net Income	$43,471	$42,243	$43,083

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2002	2001	2000
	(in thousands)
Cash Flows from Operating Activities
Net income	$43,471	$42,243	$43,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	975	1,305	1,550
Deferred compensation amortization	1,592	577	524
Equity in undistributed net income of subsidiaries	(19,254)	(2,995)	(937)
Decrease in due from subsidiaries	13	220	683
(Increase) decrease in other assets	(2,724)	(633)	1,775
Increase (decrease) in other liabilities	1,248	2,894	(2,737)
Other, net	213	15	211

Net cash provided by operating activities	$25,534	$43,626	$44,152

Cash Flows from Investing Activities
Purchase of securities	$—	$(1,821)	$(2,078)
Sale of securities	205	—	—
Net increase in short term investments	(29,000)	—	—
Net liquidation of (investment in) subsidiaries	864	(1,600)	(1,517)
Loans to subsidiaries	(31,400)	(44,850)	(350)
Payments received on loans to subsidiaries	53,450	23,500	16,674
Transfer of premises and equipment to affiliates	17	—	151
Investment in company owned life insurance	(3,248)	—	—
Premises and equipment expenditures, net	(107)	(2)	(78)

Net cash provided by (used for) investing activities	$(9,219)	$(24,773)	$12,802

Cash Flows from Financing Activities
Net (decrease) increase in short-term borrowings	$(2,879)	$31,287	$—
Payment of long-term borrowings	(444)	(445)	(444)
Dividends paid	(15,839)	(16,331)	(17,161)
Proceeds from the issuance of common stock	843	672	783
Proceeds from exercise of incentive stock options	4,228	7,281	3,036
Purchase of treasury stock	(2,412)	(40,644)	(42,882)

Net cash used for financing activities	$(16,503)	$(18,180)	$(56,668)

Net change in cash and cash equivalents	$(188)	$673	$286
Cash and cash equivalents:
Beginning of year	1,164	491	205

End of year	$976	$1,164	$491

CONDENSED QUARTERLY EARNINGS & STOCK PRICE SUMMARY (unaudited)

	2002				2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)

Interest income	$60,711	$63,816	$65,282	$63,319	$75,662	$72,079	$68,635	$65,011
Interest expense	30,532	31,623	31,424	28,781	46,436	42,844	38,743	33,491

Net interest income	$30,179	$32,193	$33,858	$34,538	$29,226	$29,235	$29,892	$31,520
Provision for loan losses	2,640	2,653	3,360	3,921	2,156	7,557	4,656	2,331
Other income	17,108	16,009	17,405	19,790	16,293	22,460	18,805	19,508
Other expense	31,431	31,488	33,958	34,138	29,922	31,267	29,412	33,034

Income before income taxes	$13,216	$14,061	$13,945	$16,269	$13,441	$12,871	$14,629	$15,663
Income taxes	3,290	3,478	3,262	3,990	3,472	3,109	3,682	4,119

Net Income before Extraordinary item and Accounting change	$9,926	$10,583	$10,683	$12,279	$9,969	$9,762	$10,947	$11,544
Extraordinary item: Early extinguishment of debt (net of tax)	—	—	—	—	—	—	(204)	—
Cumulative effect of accounting change (net of tax)	—	—	—	—	225	—	—	—

Net Income	$9,926	$10,583	$10,683	$12,279	$10,194	$9,762	$10,743	$11,544

Per share data:
Basic earnings	$0.40	$0.43	$0.43	$0.50	$0.39	$0.38	$0.42	$0.47
Diluted earnings	0.40	0.42	0.43	0.49	0.39	0.38	0.42	0.46
Dividends	0.16	0.16	0.16	0.16	0.16	0.16	0.16	0.16
Stock price ranges–high	23.99	24.91	23.94	24.00	21.00	24.05	23.48	23.70
–low	20.60	20.70	20.40	20.65	18.86	18.13	20.50	18.85
–close	23.51	23.17	21.96	21.70	20.19	24.04	22.72	22.35

The financial information contains all normal and recurring reclassifications for a fair and consistent presentation.

Quotes have been obtained from the National Association of Security Dealers. These quotes do not reflect retail mark-ups, mark-downs or commissions nor are they necessarily representative of actual transactions.

Independent Auditors’ Report

The Board of Directors

AMCORE Financial, Inc.:

We have audited the accompanying consolidated balance sheets of AMCORE Financial, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMCORE Financial, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Additionally, as discussed in Note 11 to the consolidated financial statements, effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138.

Chicago, Illinois

January 20, 2003

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors of the Registrant. The 2003 Notice of Annual Meeting and Proxy Statement, dated March 17, 2003, is incorporated herein by reference.

(b) Executive Officers of the Registrant. The information is presented in Item 1 of this document.

ITEM 11.    EXECUTIVE COMPENSATION

The 2003 Notice of Annual Meeting and Proxy Statement, dated March 17, 2003, is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The 2003 Notice of Annual Meeting and Proxy Statement, dated March 17, 2003, is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of the end of the Company’s 2002 fiscal year with respect to all incentive/option plans under which equity securities are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)(3)	2,327,352	$21.42	593,660
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,327,352	$21.42	593,660

(1)	Does not include individual options to purchase 113,630 shares as of December 31, 2002, with a weighted average exercise price of $10.29 that were assumed by the Company in acquisitions. Includes options that have not vested and, therefore, are not currently exercisable. See Note 13 – Stock Incentive Plans for additional information on vesting schedules. Furthermore, not all of these options are ‘in-the-money’, meaning not all options would result in a profit to the optionee if exercised at the year-end stock price. For purposes of determining diluted shares for earnings per share calculations, only options which are ‘in-the-money’ are included in the calculation. See Note 17 – Earnings Per Share of the Notes to Consolidated Financial Statements for additional information.

(2)	The AMCORE Financial, Inc. 2000 Stock Incentive Plan (Plan) provides for the grant of stock options, reload options, stock appreciation rights, performance units, restricted stock awards and stock bonus awards to key employees. The Plan contains an “evergreen” provision that allows 2.5% of total outstanding shares be reserved for issuance under the Plan as of the effective date and 1.5% of total outstanding shares in each subsequent plan year not to exceed 425,000 shares in any one year, plus shares reserved for issuance but unissued in a prior plan year during the term of the Plan provided that the total shares available for issuance under the Plan and other similar plans does not exceed twelve percent of the total outstanding shares at the beginning of the plan year.
(3)	The Restricted Stock Plan for Non-Employee Directors only provides for the issuance of restricted shares. The remaining shares available for grant under this plan which are included in the totals above is 230,061.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The 2003 Notice of Annual Meeting and Proxy Statement, dated March 17, 2003, is incorporated herein by reference. See also Note 4 to the Notes to Consolidated Financial Statements.

ITEM 14.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

Changes in Internal Controls

Since the Evaluation Date, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8–K

(a)1. FINANCIAL STATEMENTS

The following Consolidated Financial Statements of AMCORE are filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

Consolidated Balance Sheets – December 31, 2002 and 2001

Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements – December 31, 2002, 2001 and 2000

Independent Auditors’ Report

(a)2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been included in the consolidated financial statements or are either not applicable or not significant.

(a)3.	EXHIBITS

3

Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

3.1	By-laws of AMCORE Financial, Inc., as amended December 7, 2001 (Incorporated by reference to Exhibit 3.1 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.1

Rights Agreement, dated February 16, 2001, between AMCORE Financial, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to AMCORE’s Form 8-K as filed with the Commission on February 27, 2001).

4.2

Indenture, dated as of March 25, 1997, between the Company and The First National Bank of Chicago (now known as Bank One Corporation) (Incorporated herein by reference to Exhibit 4.1 of the Company’s registration statement on Form S-4, Registration No. 333-25375 as filed with the Commission on April 17, 1997).

4.3

Form of New Guarantee between the Company and The First National Bank of Chicago (now known as Bank One Corporation) (Incorporated herein by reference to Exhibit 4.7 of the Company’s registration statement on Form S-4, Registration No. 333-25375 as filed with the Commission on April 17, 1997).

10.1	AMCORE Stock Option Advantage Plan (Incorporated by reference to AMCORE’s Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE’s Annual Report on Form 10-K for year ended December 31, 1998).

10.2

AMCORE Financial, Inc. 2000 Stock Incentive Plan (Incorporated by reference to AMCORE’s Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE’s Annual Report on Form 10-K for year ended December 31, 1999).

10.3

AMCORE Financial, Inc. 2001 Stock Option Plan for Non-Employee Directors (Incorporated by reference to AMCORE’s Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE’s Annual Report on Form 10-K for year ended December 31, 2000).

10.4A

Transitional Compensation Agreement, dated February 22, 2000, between AMCORE Financial, Inc. and James M. Hansberry (Incorporated by reference to Exhibit 10.4G of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.4B

Amended and Restated Transitional Compensation Agreement, dated December 18, 2001, between AMCORE Financial, Inc. and the following individuals: Kenneth E. Edge, John R. Hecht and James S. Waddell (Incorporated by reference to Exhibit 10.4D of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.4C

Amended and Restated Transitional Compensation Agreement, dated December 18, 2001, between AMCORE Financial, Inc. and the following individuals: David W. Miles, Joseph B. McGougan and Bruce W. Lammers (Incorporated by reference to Exhibit 10.4E of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.4D

Amended and Restated Transitional Compensation Agreement, dated April 1, 2002, between AMCORE Financial, Inc. and the following executives: Patricia M. Bonavia and Gregory Sprawka (Incorporated by reference to Exhibit 10 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.4E

Separation, Release and Consulting Agreement, dated June 20, 2002, between AMCORE Financial, Inc. and Robert J. Meuleman (Incorporated by reference to Exhibit 10.1 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.5

Executive Insurance Agreement, dated August 10, 1998, between AMCORE Financial, Inc. and the following executives: Kenneth E. Edge, John R. Hecht, and James S. Waddell (Incorporated by reference to Exhibit 10.10 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.6	Supplemental Executive Retirement Plan, dated May 20, 1998 (Incorporated by reference to Exhibit 10.9 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.7

Loan Agreement (as amended) with M & I Marshall and Ilsley Bank, dated April 30, 2002 (Incorporated by reference to Exhibit 10.2 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.8	AMCORE Financial, Inc. Supplemental Incentive Plan, effective July 1, 2001 (Incorporated by reference to Exhibit 10 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.9	AMCORE Financial, Inc. Amended and Restated Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

21	Subsidiaries of the Registrant

22	2003 Notice of Annual Meeting and Proxy Statement

23	Consent of KPMG LLP

24	Power of Attorney

99	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed during the fourth quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rockford, State of Illinois, on this 17th day of March, 2003.

AMCORE FINANCIAL, INC.

By:
John R. Hecht Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below on the 17th day of March, 2003 by the following persons on behalf of the Registrant in the capacities indicated.

Name	Title

Kenneth E. Edge	Chairman and Chief Executive Officer (principal executive officer)

John R. Hecht	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Directors: Paula A. Bauer, Karen L. Branding, Milton R. Brown, Paul Donovan, Kenneth E. Edge, John A. Halbrook, Frederick D. Hay, Norman E. Johnson, William R. McManaman, Jack D. Ward and Gary L. Watson

Kenneth E. Edge*

John R. Hecht *

Attorney in Fact*

Certifications

I, Kenneth E. Edge, the Chief Executive Officer of AMCORE Financial, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of AMCORE Financial, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Kenneth E. Edge Chief Executive Officer March 17, 2003

Certifications

I, John R. Hecht, the Chief Financial Officer of AMCORE Financial, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of AMCORE Financial, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

John R. Hecht Chief Financial Officer March 17, 2003

EXHIBIT INDEX

(a)	3

Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

	3.1	By-laws of AMCORE Financial, Inc., as amended December 7, 2001 (Incorporated by reference to Exhibit 3.1 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2001).

4

Rights Agreement dated February 16, 2001, between AMCORE Financial, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to AMCORE’s Form 8-K as filed with the Commission on February 27, 2001).

	21	Subsidiaries of the Registrant

	22	2003 Notice of Annual Meeting and Proxy Statement

	23	Consent of KPMG LLP

	24	Power of Attorney

	99	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.1	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.