Form 10-Q
period 2003-03-31
AMCORE FINANCIAL INC
filed 2003-05-14
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003



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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
 X  Yes      No
---      ---

The number of shares outstanding of the registrant's common stock, par value $0.22 per share, at April 30, 2003 was 24,849,209 shares.

                             AMCORE FINANCIAL, INC.

                           Form 10-Q Table of Contents

PART I                                                               Page Number
------                                                               -----------

Item 1 Financial Statements

       Consolidated Balance Sheets as of March 31, 2003 and
         December 31, 2002                                                    3

       Consolidated Statements of Income for the Three Months
         Ended March 31, 2003 and 2002                                        4

       Consolidated Statements of Stockholders' Equity for the Three Months
         Ended March 31, 2003 and 2002                                        5

       Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2003 and 2002                                        6

       Notes to Consolidated Financial Statements                             7

Item 2 Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           20

Item 3 Quantitative and Qualitative Disclosures About Market Risk            40

Item 4 Controls and Procedures                                               41

PART II

Item 1 Legal Proceedings                                                     42

Item 4 Submission of Matters to a Vote of Security Holders                   42

Item 6 Exhibits and Reports on Form 8-K                                      42

Signatures                                                                   43

Certifications                                                               44

Exhibit Index                                                                46

PART I.  ITEM 1: Financial Statements

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                 March 31,     December 31,
                                                                   2003           2002
=============================================================================================
                                                           (in thousands, except share data)
ASSETS
          Cash and cash equivalents .........................   $   146,830    $   145,224
          Interest earning deposits in banks ................         7,529          2,151
          Federal funds sold and other short-term investments         4,300          4,200
          Securities available for sale .....................     1,102,826      1,173,461
          Loans held for sale ...............................        63,828         79,893
          Gross loans .......................................     2,821,344      2,883,717
          Allowance for loan losses .........................       (39,600)       (35,214)
                                                                --------------------------
              Net loans .....................................   $ 2,781,744    $ 2,848,503
          Company owned life insurance ......................       111,293        108,914
          Premises and equipment, net .......................        57,476         57,911
          Goodwill ..........................................        15,575         15,645
          Foreclosed real estate ............................         3,248          3,415
          Other assets ......................................        73,649         81,397
                                                                --------------------------
              TOTAL ASSETS ..................................   $ 4,368,298    $ 4,520,714
                                                                ==========================

LIABILITIES
          Deposits:
            Demand deposits .................................   $ 1,360,052    $ 1,372,446
            Savings deposits ................................       149,809        135,720
            Other time deposits .............................     1,761,405      1,786,496
                                                                --------------------------
               Total deposits ...............................   $ 3,271,266    $ 3,294,662
          Short-term borrowings .............................       452,578        595,513
          Long-term borrowings ..............................       185,014        185,832
          Other liabilities .................................        98,056         89,026
                                                                --------------------------
               TOTAL LIABILITIES ............................   $ 4,006,914    $ 4,165,033
                                                                --------------------------


STOCKHOLDERS' EQUITY
          Preferred stock, $1 par value;
          authorized 10,000,000 shares; none issued..........   $        --    $        --
          Common stock, $0.22 par value;
          authorized 45,000,000 shares;
                               March 31,          December 31,
                                 2003                 2002
                                 ----                 ----
              Issued          29,795,660           29,785,861
              Outstanding     24,817,520           24,788,510         6,617          6,615

          Additional paid-in capital ........................        74,379         74,326
          Retained earnings .................................       358,001        351,247
          Deferred compensation .............................          (422)          (523)
          Treasury stock (3/31/03 - 4,978,140 shares;
          12/31/02 - 4,997,351 shares) ......................       (96,612)       (97,043)
          Accumulated other comprehensive income ............        19,421         21,059
                                                                --------------------------
               TOTAL STOCKHOLDERS' EQUITY ...................   $   361,384    $   355,681
                                                                --------------------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....   $ 4,368,298    $ 4,520,714
                                                                ==========================

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                          For the Three Months
                                                                             Ended March 31,
                                                                             2003      2002
======================================================================================================
INTEREST INCOME                                                  (in thousands, except per share data)
         Interest and fees on loans ....................................   $45,327   $44,534
         Interest on securities:
           Taxable .....................................................   $10,711   $12,004
           Tax-exempt ..................................................     2,520     2,998
                                                                           -----------------
              Total Income from Securities .............................   $13,231   $15,002
                                                                           -----------------

         Interest on federal funds sold and other short-term investments   $    15   $    42
         Interest and fees on loans held for sale ......................     1,173     1,119
         Interest on deposits in banks .................................         7        14
                                                                           -----------------
              Total Interest Income ....................................   $59,753   $60,711
                                                                           -----------------

INTEREST EXPENSE
         Interest on deposits ..........................................   $19,283   $22,914
         Interest on short-term borrowings .............................     3,172     4,112
         Interest on long-term borrowings ..............................     2,782     3,506
                                                                           -----------------
              Total Interest Expense ...................................   $25,237   $30,532
                                                                           -----------------

              Net Interest Income ......................................   $34,516   $30,179
         Provision for loan losses .....................................    12,575     2,640
                                                                           -----------------
              Net Interest Income After Provision for Loan Losses ......   $21,941   $27,539
                                                                           -----------------

NON-INTEREST INCOME
         Trust and asset management income .............................   $ 5,738   $ 6,690
         Service charges on deposits ...................................     4,398     3,867
         Mortgage revenues .............................................     3,998     1,845
         Company owned life insurance income ...........................     1,783     1,257
         Gain on sale of branches ......................................     8,232        --
         Gain on sale of loans .........................................     2,491        --
         Other .........................................................     2,518     2,715
                                                                           -----------------
              Non-Interest Income, Excluding Net Security Gains ........   $29,158   $16,374
         Net security gains ............................................       273       734
                                                                           -----------------
              Total Non-Interest Income ................................   $29,431   $17,108

OPERATING EXPENSES
         Compensation expense ..........................................   $15,822   $14,043
         Employee benefits .............................................     4,669     4,169
         Net occupancy expense .........................................     2,131     1,901
         Equipment expense .............................................     2,457     1,852
         Data processing expense .......................................     1,790     1,645
         Professional fees .............................................     1,062     1,021
         Communication expense .........................................     1,201     1,032
         Advertising and business development ..........................     1,045     1,246
         Amortization of intangible assets .............................        35        35
         Other .........................................................     6,791     4,487
                                                                           -----------------
              Total Operating Expenses .................................   $37,003   $31,431
                                                                           -----------------

         Income Before Income Taxes ....................................   $14,369   $13,216
         Income taxes ..................................................     3,648     3,290
                                                                           -----------------
         Net Income ....................................................   $10,721   $ 9,926
                                                                           =================

EARNINGS PER COMMON SHARE (EPS)
         Basic..........................................................   $  0.43   $  0.40
         Diluted........................................................   $  0.43   $  0.40
DIVIDENDS PER COMMON SHARE..............................................   $  0.16   $  0.16
AVERAGE COMMON SHARES OUTSTANDING
         Basic..........................................................    24,792    24,609
         Diluted........................................................    24,936    24,851

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                                                                          Accumulated
                                                          Additional                                         Other        Total
                                                  Common   Paid-In    Retained    Deferred    Treasury   Comprehensive Stockholders'
                                                  Stock    Capital    Earnings  Compensation   Stock     Income (Loss)    Equity
                                                  ------  ----------  --------  ------------  --------   ------------- -------------
                                                                       (in thousands, except share data)
Balance at December 31, 2001 ...................  $ 6,605  $ 74,045   $ 323,615   $ (2,107)   $(100,197)   $   (301)   $ 301,660
                                                  -------  --------   ---------   --------    ---------    --------    ---------

Comprehensive Income:
Net Income .....................................       --        --       9,926         --           --          --        9,926

Current period SFAS No. 133 transactions .......       --        --          --         --           --         246          246
SFAS No. 133 reclassification to earnings ......       --        --          --         --           --       1,576        1,576
Income tax effect related to items of other
  comprehensive income .........................       --        --          --         --           --        (711)        (711)
                                                  -------  --------   ---------   --------    ---------    --------    ---------
Net effect of SFAS No. 133 .....................       --        --          --         --           --       1,111        1,111
                                                  -------  --------   ---------   --------    ---------    --------    ---------
Unrealized holding losses on securities
  available for sale arising during the period .       --        --          --         --           --        (675)        (675)
Less reclassification adjustment for security
  gains included in net income .................       --        --          --         --           --        (734)        (734)
Income tax effect related to items of other
  comprehensive income .........................       --        --          --         --           --         560          560
                                                  -------  --------   ---------   --------    ---------    --------    ---------
Net unrealized losses on securities available
  for sale .....................................       --        --          --         --           --        (849)        (849)
                                                  -------  --------   ---------   --------    ---------    --------    ---------
Comprehensive Income ...........................       --        --       9,926         --           --         262       10,188
                                                  -------  --------   ---------   --------    ---------    --------    ---------

Cash dividends on common stock - $0.16 per share       --        --      (3,938)        --           --          --       (3,938)
Purchase of 71,800 shares for the treasury .....       --        --          --         --       (1,595)         --       (1,595)
Reissuance of 1,551 treasury shares under
  non-employee directors stock plan ............       --         1          --         29          (30)         --           --
Deferred compensation expense ..................       --        --          --        131           --          --          131
Reissuance of 105,366 treasury shares for
  incentive plans ..............................       --      (660)         --         35        2,361          --        1,736
Issuance of 11,374 common shares for Employee
  Stock Plan ...................................        2       195          --         --           --          --          197
                                                  -------  --------   ---------   --------    ---------    --------    ---------
Balance at March 31, 2002 ......................  $ 6,607  $ 73,581   $ 329,603   $ (1,912)   $ (99,461)   $    (39)   $ 308,379
                                                  =======  ========   =========   ========    =========    ========    =========


Balance at December 31, 2002 ...................  $ 6,615  $ 74,326   $ 351,247   $   (523)   $ (97,043)   $ 21,059    $ 355,681
                                                  -------  --------   ---------   --------    ---------    --------    ---------

Comprehensive Income:
Net Income .....................................       --        --      10,721         --           --          --       10,721

Current period SFAS No. 133 transactions .......       --        --          --         --           --          --           --
SFAS No. 133 reclassification to earnings ......       --        --          --         --           --        (577)        (577)
Income tax effect related to items of other
  comprehensive income .........................       --        --          --         --           --         225          225
                                                  -------  --------   ---------   --------    ---------    --------    ---------
Net effect of SFAS No. 133 .....................       --        --          --         --           --        (352)        (352)
                                                  -------  --------   ---------   --------    ---------    --------    ---------
Unrealized holding losses on securities
  available for sale arising during the period .       --        --          --         --           --      (1,849)      (1,849)
Less reclassification adjustment for security
  gains included in net income .................       --        --          --         --           --        (273)        (273)
Income tax effect related to items of
  other comprehensive income ...................       --        --          --         --           --         836          836
                                                  -------  --------   ---------   --------    ---------    --------    ---------
Net unrealized losses on securities available
  for sale .....................................       --        --          --         --           --      (1,286)      (1,286)
                                                  -------  --------   ---------   --------    ---------    --------    ---------
Comprehensive Income ...........................       --        --      10,721         --           --      (1,638)       9,083
                                                  -------  --------   ---------   --------    ---------    --------    ---------

Cash dividends on common stock - $0.16 per share       --        --      (3,967)        --           --          --       (3,967)
Purchase of 3,730 shares for the treasury ......       --        --          --         --          (77)         --          (77)
Deferred compensation expense ..................       --        50          --        101           --          --          151
Reissuance of 22,941 treasury shares for
  incentive plans ..............................       --      (176)         --         --          508          --          332
Issuance of 9,799 common shares for  Employee
  Stock Plan ...................................        2       179          --         --           --          --          181
                                                  -------  --------   ---------   --------    ---------    --------    ---------
Balance at March 31, 2003 ......................  $ 6,617  $ 74,379   $ 358,001   $   (422)   $ (96,612)   $ 19,421    $ 361,384
                                                  =======  ========   =========   ========    =========    ========    =========

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                        Three Months Ended
                                                                                        March 31,
                                                                                    2003         2002
=======================================================================================================
                                                                                     (in thousands)
Cash Flows From Operating Activities
Net income ...................................................................   $  10,721    $   9,926
Adjustments to reconcile net income from operations to net cash provided by operating activities:
     Depreciation and amortization of premises and equipment .................       1,615        1,463
     Amortization and accretion of securities, net ...........................       2,278        1,583
     Provision for loan losses ...............................................      12,575        2,640
     Amortization of intangible assets .......................................          35           35
     Gain on branch sales ....................................................      (8,232)          --
     Net securities gains ....................................................        (273)        (734)
     Net gain on sale of loans held for sale .................................      (4,230)      (1,290)
     Deferred income taxes (benefit) .........................................      (2,209)         602
     Originations of loans held for sale .....................................    (205,126)    (106,633)
     Proceeds from sales of loans held for sale ..............................     225,421      175,090
     Tax benefit on exercise of stock options ................................         (88)        (456)
     Other, net ..............................................................      14,963      (20,580)
                                                                                 ----------------------
        Net cash provided by operating activities ............................   $  47,450    $  61,646
                                                                                 ----------------------

Cash Flows From Investing Activities
Proceeds from maturities of securities available for sale ....................   $ 146,505    $  96,567
Proceeds from sales of securities available for sale .........................      51,591       14,511
Purchase of securities available for sale ....................................    (131,589)    (237,656)
Net (increase) decrease in federal funds sold and other short-term investments        (100)         300
Net increase in interest earning deposits in banks ...........................      (5,378)        (392)
Proceeds from the sale of loans ..............................................     108,494           --
Net increase in loans ........................................................     (99,946)     (70,795)
Investment in company owned life insurance ...................................      (1,663)      (3,248)
Premises and equipment expenditures, net .....................................      (3,605)      (1,840)
Proceeds from the sale of foreclosed real estate .............................       1,258        1,432
                                                                                 ----------------------
        Net cash provided by (used for) investing activities .................   $  65,567    $(201,121)
                                                                                 ----------------------

Cash Flows From Financing Activities
Net increase (decrease) in demand deposits and savings accounts ..............   $  66,146    $ (19,225)
Net increase in time deposits ................................................      34,639      123,513
Net (decrease) increase in short-term borrowings .............................    (142,953)       2,992
Proceeds from long-term borrowings ...........................................      15,000           --
Payment of long-term borrowings ..............................................     (15,800)        (461)
Net payments to settle branch sales ..........................................     (65,000)          --
Dividends paid ...............................................................      (3,967)      (3,938)
Issuance of common shares for employee stock plan ............................         181          197
Reissuance of treasury shares for incentive plans ............................         420        2,187
Purchase of shares for treasury ..............................................         (77)      (1,595)
                                                                                 ----------------------
        Net cash (used for) provided by financing activities .................   $(111,411)   $ 103,670
                                                                                 ----------------------
Net change in cash and cash equivalents ......................................   $   1,606    $ (35,805)
Cash and cash equivalents:
  Beginning of year ..........................................................     145,224      134,244
                                                                                 ----------------------
  End of period ..............................................................   $ 146,830    $  98,439
                                                                                 ======================

Supplemental Disclosures of Cash Flow Information
Cash payments for:
  Interest paid to depositors ................................................   $  21,924    $  21,607
  Interest paid on borrowings ................................................       5,117        6,114
  Income tax payments ........................................................       2,618          151

Non-Cash Investing and Financing
Foreclosed real estate - acquired in settlement of loans .....................       1,187        2,429
Transfer current portion of long-term borrowings to short-term borrowings ....          18       50,000

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

Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the "Company") for the year ended December 31, 2002.

New Accounting Standards

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 9 of the Notes to the Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 expands the information required to be disclosed by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. In addition, FIN 34, "Disclosure of Indirect Guarantees of Others," is rescinded, though the guidance contained therein has been carried forward into FIN 45 without modification. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. Adoption of the Interpretation did not have a material effect on the Company's Consolidated Financial Statements. See Note 10 of the Notes to the Consolidated Financial Statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain variable interest entities
(VIEs) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of this Interpretation are effective for newly created VIEs formed after January 31, 2003, and for existing VIEs on the first interim or annual reporting period beginning after June 15, 2003. The Company has no newly formed VIEs subject to the January 31, 2003 effective date. The Company will adopt the provisions of FIN 46 for existing VIEs on July 1, 2003. The Company is in the process of determining whether its pre-existing off-balance sheet structures are subject to the provisions of FIN 46. At this time the Company does not believe that adoption of FIN 46 will have a material effect on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." In addition, this Statement requires that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions) and for hedging relationships designated after June 30, 2003.

Completed Divestitures

  During the first quarter of 2003, the BANK sold six Wisconsin branches in Clinton, Darien, Montello, Kingston, Dalton and Westfield, resulting in $5.0 million in after-tax gains, net of associated costs. For the six branches sold, $48.2 million in loans, $124.6 in deposits and $2.1 million in premises and equipment were transferred to the respective buyers.

NOTE 2 - SECURITIES

A summary of securities at March 31, 2003 and December 31, 2002 were as follows:

                                                             Gross        Gross
                                              Amortized    Unrealized   Unrealized      Fair
                                                Cost         Gains        Losses        Value
                                             ----------------------------------------------------
                                                                 (in thousands)
At March 31, 2003
-----------------
   Securities Available for Sale:
     U.S. Treasury ........................   $    5,000   $       13   $       --    $    5,013
     U.S. Government agencies .............        4,252            7           (4)        4,255
     Agency mortgage-backed securities ....      711,849       17,963         (456)      729,356
     State and political subdivisions .....      198,343       10,876           (3)      209,216
     Corporate obligations and other ......      154,253        1,914       (1,181)      154,986
                                              --------------------------------------------------
        Total Securities Available for Sale   $1,073,697   $   30,773   $   (1,644)   $1,102,826
                                              ==================================================
At December 31, 2002
--------------------
   Securities Available for Sale:
     U.S. Treasury ........................   $    5,002   $       15   $       --    $    5,017
     U.S. Government agencies .............        3,841           17           (4)        3,854
     Agency mortgage-backed securities ....      730,969       21,801         (421)      752,349
     State and political subdivisions .....      215,109       11,129           (4)      226,234
     Corporate obligations and other ......      187,289        2,304       (3,586)      186,007
                                              --------------------------------------------------
        Total Securities Available for Sale   $1,142,210   $   35,266   $   (4,015)   $1,173,461
                                              ==================================================

Realized gross gains resulting from the sale of securities available for sale were $631,000 and $734,000 for the three months ended March 31, 2003 and 2002, respectively. Realized gross losses were $358,000 for the three months ended March 31, 2003 and there were no realized gross losses for the three months ended March 31, 2002. At March 31, 2003 and 2002, securities with a fair value of $807.1 million and $915.9 million, respectively, were pledged to secure public deposits, securities under agreements to repurchase and for other purposes required by law.


NOTE 3 - LOANS

The composition of the loan portfolio at March 31, 2003 and December 31, 2002, was as follows:

                                         March 31, 2003   December 31, 2002
                                         ----------------------------------
                                                   (in thousands)
Commercial, financial and agricultural..   $   760,622       $   760,950
Real estate-construction ...............       143,229           142,844
Real estate-commercial .................       981,390           925,003
Real estate-residential ................       412,316           449,330
Installment and consumer ...............       523,179           604,663
Direct lease financing .................           608               927
                                         ----------------------------------
     Gross loans .......................   $ 2,821,344       $ 2,883,717
     Allowance for loan losses .........       (39,600)          (35,214)
                                         ----------------------------------
     NET LOANS .........................   $ 2,781,744       $ 2,848,503
                                         ==================================

Total loans transferred and sold during the three months ended March 31, 2003 as a result of branch sales and securitization was $154.2 million. A gain of $2.5 million was recognized on the securitization of $106.0 million in indirect automobile loans. For further information on the securitization, see Note 5 of the Notes to the Consolidated Financial Statements. Loans transferred in the branch sales transactions totaled $48.2 million.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

The Company's intangible asset values by segment at March 31, 2003 are as follows:

                                        Gross Carrying  Accumulated   Net Carrying
                                            Amount      Amortization     Amount
                                        ------------------------------------------
                                                       (in thousands)
Amortized Intangible Assets
   Core Deposits - Retail Banking ......   $   683        $   608        $    75
                 - Commercial Banking ..       293            262             31
                                        ------------------------------------------
Total Amortized Intangible Assets ......   $   976        $   870        $   106
                                        ==========================================
Unamortized Intangible Assets
   Goodwill - Trust and Asset Management                                 $ 9,622
            - Retail Banking ...........                                   3,572
            - Commercial Banking .......                                   2,381
                                                                       ---------
Total Unamortized Intangible Assets ....                                 $15,575
                                                                       =========
Total Intangibles (net) ................                                 $15,681
                                                                       =========

The current and estimated amortization expense by segment is as follows:

                                               Retail   Commercial
                                               Banking   Banking     Total
                                               ---------------------------
                                                     (in thousands)

Aggregate Amortization Expense
  For Quarter Ended 3/31/03 .................   $ 24       $ 11       $ 35
                                               ===========================
Estimated Amortization Expense
  For Remainder of Year Ending 12/31/03 .....   $ 75       $ 31       $106
                                                                    ------
    Total estimated amortization expense ....                         $106
                                                                    ======

Changes in the carrying amount of goodwill for the quarter ended March 31, 2003 were related to the sale of six bank branches. The changes in the carrying amount of goodwill for the quarter ended March 31, 2003 are as follows:

                                     Retail       Commercial
                                     Banking       Banking
                                     -----------------------
                                        (in thousands)

Balance as of January 1, 2003 .....   $3,614        $2,409
Goodwill related to branches sold..       42            28
                                     -----------------------
Balance as of March 31, 2003 ......   $3,572        $2,381
                                     =======================

The Originated Mortgage Servicing Right ("OMSR") asset values, which are all included in the Mortgage Banking Segment, at March 31, 2003 are in the table below. The OMSR Valuation Allowance was $3.361 million at December 31, 2002. An impairment reversal of $12,000 was recorded during the first quarter of 2003.

                              Gross Carrying  Accumulated    Net Carrying
                                  Amount      Amortization      Amount
                              --------------------------------------------
                                             (in thousands)

Capitalized OMSR .............   $ 26,145       $ 15,271        $ 10,874
Less: OMSR Valuation Allowance                                    (3,349)
                                                                --------
Net OMSR .....................                                  $  7,525
                                                                ========

The current and estimated OMSR amortization expense on the Company's OMSR asset are as follows:

                                                          Mortgage
                                                          Banking
                                                          --------
                                                       (in thousands)
Aggregate Amortization Expense
  For Quarter Ended 3/31/03...........................     $ 1,650
                                                          =========
Estimated Amortization Expense
  For Remainder of Year Ending 12/31/03...............     $ 4,609
  For Year Ending 12/31/04............................       1,566
  For Year Ending 12/31/05............................       1,175
  For Year Ending 12/31/06............................         881
  For Year Ending 12/31/07............................         529
  For Year Ending 12/31/08............................         423
  Thereafter..........................................       1,691
                                                          ---------
    Total.............................................     $10,874
                                                          =========

The weighted-average amortization period for OMSR retained during the first quarter of 2003 was 11.1 years. The unpaid principal balance of mortgage loans serviced for others, including mortgage loans held for sale, was $1.1 billion as of March 31, 2003. This compares to $974.7 million as of March 31, 2002.

NOTE 5 - SALE OF RECEIVABLES

During the first quarter 2003, the Company sold $106.0 million of indirect automobile loans in a securitization transaction, reporting a net after-tax gain of $1.5 million. There were no sales during the first quarter of 2002. Upon securitization, the net carrying amount of the loans were removed from the balance sheet in exchange for cash and certain retained interests. The retained interests included rights to service the loans that were sold (the "Servicing Rights") and an interest in residual cash flows (the "Interest-Only Strip"). The Interest-Only Strip includes the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the "Excess Spread") plus an interest in sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the "Credit Enhancement" or "Overcollateralization").

At the date of the 2003 securitization, these retained interests were allocated a carrying value of $9.2 million. The Company receives monthly servicing fees equal to 0.75 percent per annum of the outstanding beginning principal balance of the loans serviced for the month and rights to future cash flows arising after the investors in the securitization trust have received the returns for which they have contracted. The investors and the securitization trust have no other recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to investor's interests. The value of the Interest-Only Strip is subject to prepayment risk and interest rate risk on the Excess Spread and credit risk on the transferred automobile loans on the Overcollateralization.

Key economic assumptions used in measuring the retained interests at the date of the securitization and as of March 31, 2003 including the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                                           As of March 31, 2003
                                                                   ------------------------------------
                                                     Loans Sold               10% Adverse   20% Adverse
                                                     During 2003    Actual       Change        Change
                                                     -----------   --------   -----------   -----------
                                                                       (in thousands)
Prepayment speed assumptions
     Prepayment speed...............................      1.7%          2.4%         2.7%         2.9%
     Weighted average life (in months)..............     19.5          16.9         16.1         15.2
     Fair value of retained interests...............  $ 9,418      $ 15,705     $ 15,597     $ 15,448
     Change in fair value...........................  $    --      $     --     $   (108)    $   (257)
Expected credit loss assumptions
     Expected credit losses (loss to liquidation)...      1.9%          1.7%         1.9%         2.1%
     Fair value of retained interests...............  $ 9,418      $ 15,705     $ 15,473     $ 15,243
     Change in fair value...........................  $    --      $     --     $   (232)    $   (462)
Residual cash flow discount rate assumptions
     Residual cash flow discount rate (annual)......       20%         17.0%        18.7%        20.4%
     Fair value of retained interests...............  $ 9,418      $ 15,705     $ 15,410     $ 15,127
     Change in fair value...........................  $    --      $     --     $   (295)    $   (578)

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

Total cash flows attributable to the indirect automobile loan securitization transactions was an inflow of $98.7 million and $673,000 for the first quarters of 2003 and 2002, respectively. The following table summarizes the various cash flows received from and paid to the securitization trust:

                                                        Proceeds From    Servicing Fees    Other
                                                       Securitizations     Collected     Cash Flows  Fees Paid
                                                       ---------------     ---------     ----------  ---------
                                                                             (in thousands)
Cash flows received from (paid to) trust in 2003......    $ 98,483           $  79         $   4        $ --
Cash flows received from (paid to) trust in 2002......    $     --           $ 143         $ 530        $ --

Other retained interests represents net cash flows received from retained interests by the transferor other than servicing fees. Other cash flows include, for example, gross cash flows from Interest-Only Strips net of reductions in such cash flows for loan defaults.

The following table presents quantitative information about delinquencies (loans 30 or more days past due plus non-accruals), net credit losses, and components of securitized indirect automobile loans and other assets managed together with them. Loan amounts represent the principal amount of the loan only. Retained interests held for securitized assets are excluded from this table because they are recognized separately.

                      Total Principal    Principal Amount of
                      Amount of Loans     Delinquent Loans           Net Credit
                    -------------------  --------------------          Losses
                                  As of March 31                    Year-to-Date
                    -----------------------------------------   -------------------
                      2003       2002       2003       2002       2003       2002
                      ----       ----       ----       ----       ----       ----
                                             (in thousands)
Held in portfolio   $430,276   $375,551   $  4,210   $  4,809   $  1,110   $    707
Securitized .....    137,790     66,109      1,207      1,368        257        222
                    --------   --------   --------   --------   --------   --------
  Total .........   $568,066   $441,660   $  5,417   $  6,177   $  1,367   $    929
                    ========   ========   ========   ========   ========   ========

Actual and projected static pool credit losses, as a percentage of indirect automobile loans securitized are .90%, 1.34% and 1.74% as of the quarters ended March 31, 2003, 2004, and 2005, respectively. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amounts shown here for each year are a weighted average for all indirect automobile loan securitizations.

       NOTE 6 - SHORT-TERM BORROWINGS

       Short-term borrowings at March 31, 2003 and December 31, 2002 consisted of the following:

                                                      March 31, December 31,
                                                        2003       2002
                                                      ----------------------
                                                          (in thousands)

       Securities sold under agreements to repurchase   $376,874   $416,780
       Federal Home Loan Bank borrowings ............     33,021     83,022
       Federal funds purchased ......................     32,100     55,323
       U.S. Treasury tax and loan note accounts .....      2,643     28,408
       Commercial paper borrowings ..................      7,940     12,000
                                                       --------------------
               Total short-term borrowings ..........   $452,578   $595,513
                                                       ====================

       NOTE 7 - LONG-TERM BORROWINGS

       Long-term borrowings at March 31, 2003 and December 31, 2002 consisted of the following:

                                                      March 31, December 31,
                                                        2003       2002
                                                      ----------------------
                                                          (in thousands)

       Federal Home Loan Bank borrowings ...........  $158,947   $159,765
       Capital Trust preferred securities ..........    25,000     25,000
       Capitalized Lease Obligation and other.......     1,067      1,067
                                                      -------------------
                   Total Long-Term Borrowings         $185,014   $185,832
                                                      ===================

       The Company periodically borrows additional funds from the Federal Home Loan Bank (FHLB) in connection with the purchase of mortgage-backed securities and the financing of 1-4 family real estate loans. Certain FHLB borrowings have prepayment penalties and call features associated with them. The average maturity of these borrowings at March 31, 2003 is
       4.6 years, with a weighted average borrowing rate of 4.76%. The Company reclassifies FHLB borrowings to short term borrowings when the remaining maturity becomes less than one year.

       Reductions of FHLB borrowings with call features, assuming they are called at the earliest call date total $127.0 million in 2003.

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

                                                              Total
                                                          ------------
       Scheduled reductions of long-term borrowings
       are as follows:                                   (in thousands)

       2004.........................................         $ 25,028
       2005.........................................           15,187
       2006.........................................           11,722
       2007.........................................               28
       2008.........................................           80,032
       Thereafter...................................           53,017
                                                          ------------
            Total...................................         $185,014
                                                          ============

       During the first quarter of 2003, the Company extinguished $15.8 million of high-cost FHLB debt early and replaced the debt with lower cost funding. A prepayment penalty of $1.6 million on the early extinguishment is recorded in the `other' line of operating expenses in the Consolidated Statement of Income for the quarter ended March 31, 2003.

       NOTE 8 - DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

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

       All derivatives are recognized at fair value in the Consolidated Balance Sheets. Changes in fair value for derivatives that are not hedges are recognized in the Consolidated Statement of Income (Income Statement) as they arise. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset in the Income Statement or recorded as a component of other comprehensive income

       (OCI) in the Consolidated Statement of Stockholders' Equity. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the Income Statement. To the extent that fair value hedges are highly effective, changes in the fair value of the derivatives will largely be offset by changes in the fair values of the hedged items. If the derivative is designated as a cash flow hedge, changes in the fair value due to the passage of time (Time Value) are excluded from the assessment of hedge effectiveness and therefore flow through the Income Statement for each period. The effective portion of the remaining changes in the fair value of the derivative (Intrinsic Value) are recorded in OCI and are subsequently recognized in the Income Statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the Income Statement. Hedge ineffectiveness is caused when the change in expected future cash flows or fair value of a hedged item does not exactly offset the change in the future expected cash flows or fair value of the derivative instrument, and is generally due to differences in the interest rate indices or interest rate reset dates. All derivatives, with the exception of the deposit product tied to the S&P 500 Index, qualify and have been designated as hedges.

        Also considered derivatives are 1-4 family residential mortgage loan commitments (the "Commitments") and forward mortgage loan sales (the "Forward Contracts") to the secondary market (collectively "Mortgage Loan Derivatives") which are reported at fair value on the balance sheet. Changes in the fair value of the Mortgage Loan Derivatives are included in other income or expense as they occur. However, since the Company's Forward Contracts qualify and have been designated as fair value Hedges of its portfolio of loans held for sale (the "Warehouse Loans") as well as a Hedge of its Commitments, the Warehouse Loans are also adjusted to fair value. The change in fair value of Warehouse Loans is recorded in other income or expense as it occurs. To the extent that the Company's Forward Contracts are highly effective, the changes in the fair value of the Forward Contracts will largely offset changes in the fair value of the Commitments and Warehouse Loans.

       The Income Statement for the three months ended March 31, 2003 included the following derivative related activity in other non-interest income:
       $2,000 loss due to the decrease in the Time Value component of the market value of cash flow hedges, no income or loss related to the ineffective portion of the cash flow hedges, $80,000 loss related to Mortgage Loan Derivatives (net of the corresponding mark-to-market adjustment on hedged mortgage loans held for sale), and no income or loss related to the S & P 500 Index embedded derivative. These items, net of taxes of $32,000, totaled $50,000 in losses recorded for the quarter ended March 31, 2003.

       The Income Statement for the three months ended March 31, 2002 included the following derivative related activity in other non-interest income:
       $23,000 loss due to the decrease in the Time Value component of the market value of cash flow hedges, $13,000 income related to the ineffective portion of the cash flow hedges, $63,000 loss related to Mortgage Loan Derivatives (net of the corresponding mark-to-market adjustment on hedged mortgage loans held for sale), and $1,000 loss related to the S & P 500 Index embedded derivative. These items, net of taxes of $29,000, totaled a $45,000 loss recorded for the quarter ended March 31, 2002.

       Reclassification from OCI to the Income Statement occurs each period as continuing cash flow payments bring the Intrinsic Value component of the market value of each cash flow hedge closer to zero. Reclassifications may also occur, as yield adjustments in the same period the hedged items affect earnings, in the event cash flow hedges no longer meet the requirements to qualify for hedge accounting or are sold. During 2002, swaps that were hedging prime based loan cash flows were sold, for which the Company received $3.3 million plus accrued interest. For the quarter ended March 31, 2003, $577,000 of this pre-tax gain was amortized (reclassified) from OCI into income. During the three months ended March 31, 2002, $1.6 million (pre-tax) of the net derivative losses included in OCI was reclassified to the Income Statement as additional interest expense. The 2002 reclassifications occurred mostly through the normal postings of cash receipts and cash payments related to the derivatives and the hedged items.

       NOTE 9 - STOCK INCENTIVE PLANS

       At March 31, 2003, the Company had various stock-based compensation plans that are described more fully in Note 13 included in the Form 10-K Annual Report of the Company for the year ended December 31, 2002. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based compensation cost for option grants under these plans is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

       The Company's Employee Stock Purchase Plan (ESPP) allows participating employees to purchase the Corporation's common stock at an exercise price of 85% of the lower of the closing price of the Company's common stock on the Nasdaq National Market on the first or last day of each offering period. No charge to earnings is recorded with respect to the ESPP. Accordingly, the Pro Forma table below includes fair value compensation expense in the amount of the 15% discount between the stock price and the option exercise price.

       There were no option grants, other than the ESPP issuance of shares, during the first quarter of 2003, therefore, no fair value calculation was required for that period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB No. 123, "Accounting for Stock-Based Compensation", to all stock-based compensation. The fair values were calculated using a Black Scholes option price model.

                                                                                          For the Three Months
                                                                                             Ended March 31,
                                                                                            2003        2002
                                                                                        ------------------------
                                                                                            (in thousands,
                                                                                        except per share data)
       Net Income:
         As reported....................................................................  $10,721      $9,926
         Deduct: Total stock-based employee compensation expense determined
              under fair value based method for all awards, net of related tax effects..     (610)       (550)
                                                                                        ----------------------
         Pro forma......................................................................  $10,111      $9,376
                                                                                        ======================
       Basic earnings per share:
         As reported....................................................................  $  0.43      $ 0.40
         Pro forma......................................................................     0.41        0.38
       Diluted earnings per share:
         As reported....................................................................  $  0.43      $ 0.40
         Pro forma......................................................................     0.41        0.38

       NOTE 10 - CONTINGENCIES AND GUARANTEES

       Contingencies:

       Management believes that no litigation is threatened or pending in which the Company faces potential loss or exposure which will materially affect the Company's financial position or results of operations. Since the Company's subsidiaries act as depositories of funds, trustee and escrow agents, they occasionally are named as defendants in lawsuits involving claims to the ownership of funds in particular accounts. This and other litigation is incidental to the Company's business.

       Guarantees:

       The Company, in the normal course of its business, regularly offers financial and performance standby letters of credit to its AMCORE Bank, N.A. (BANK) customers. Financial and performance standby letters of credit are a conditional but irrevocable form of guarantee. Under a financial standby letter of credit, the Company guarantees payment to a third party obligee upon the default of payment by the BANK customer, and upon receipt of complying documentation from the obligee. Under a performance standby letter of credit, the Company guarantees payment to a third party obligee upon nonperformance by the BANK customer and upon receipt of complying documentation from the obligee.

       Both financial and performance standby letters of credit are typically issued for a period of one year to five years, but can be extended depending on the BANK customer's needs. As of March 31, 2003, the maximum remaining term for any outstanding standby letters of credit was approximately five and one-half years, expiring on October 16, 2008. A fee of one to two percent of face value is normally charged to the BANK customer and is recognized as income over the life of the standby letter of credit. The carrying value of deferred fees as of March 31, 2003 was $1.2 million.

       At March 31, 2003, the contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay under the guarantees, was $158.6 million, with $141.7 million in financial standby letters of credit and $16.9 million in performance standby letters of credit.

       The issuance of either a financial or performance standby letter of credit is normally backed by collateral. The collateral can take various forms including bank accounts, investments, fixed assets, inventory, accounts receivable and real estate, among other things. At the time that the letters of credit are issued, the value of the collateral is usually in an amount that is considered sufficient to cover the contractual amount of the standby letters of credit.

       NOTE 11 - EARNINGS PER SHARE (EPS)

       Earnings per share calculations are as follows:  For the Three Months
                                                           Ended March 31,
                                                          2003         2002
                                                      ------------------------
                                                            (in thousands,
                                                        except per share data)

       Net Income......................................  $10,721     $ 9,926

       Basic earnings per share:
                Average basic shares outstanding.......   24,792      24,609
                                                      ========================
                Earnings per share.....................  $  0.43     $  0.40
                                                      ========================

       Diluted earnings per share:
               Weighted average shares outstanding.....   24,792      24,609
               Dilutive shares.........................      140         241
               Contingently issuable shares............        4           1
                                                      ------------------------
               Average diluted shares outstanding......   24,936      24,851
                                                      ========================
               Diluted earnings per share..............  $  0.43     $  0.40
                                                      ========================

       Basic EPS is computed by dividing income available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding.

       The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued and to include shares contingently issuable pursuant to employee incentive plans. Securities (e.g. options) that do not have a current right to participate fully in earnings but that may do so in the future by virtue of their option rights are potentially dilutive shares. The dilutive shares are calculated based on the treasury stock method meaning that, for the purposes of this calculation, all outstanding options are assumed to have been exercised during the period and the resulting proceeds used to repurchase Company stock at the average market price during the period. In computing diluted EPS, only potential common shares that are dilutive--those that reduce earnings per share or increase loss per share--are included. Exercise of options is not assumed if the result would be antidilutive.

       NOTE 12 - SEGMENT INFORMATION

       AMCORE's internal reporting and planning process focuses on its four primary business Segment(s): Commercial Banking, Retail Banking, Trust and Asset Management, and Mortgage Banking. The financial information presented was derived from the Company's internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray each Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an appropriate allocation of shared support function expenses. The Commercial, Retail and Mortgage Banking Segments also include fund transfer adjustments to appropriately reflect the cost of funds on loans made and funding credits on deposits generated. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2002.

       Since there are no comprehensive authorities for management accounting equivalent to accounting principles generally accepted in the United States of America, the information presented is not necessarily comparable with similar information from other financial institutions. In addition, methodologies used to measure, assign and allocate certain items may change from time-to-time to reflect, among other things, accounting estimate refinements, changes in risk profiles, changes in customers or product lines, and changes in management structure. During the first quarter of 2003, the Company also changed the classification of mortgage loans not sold into the secondary market that are retained by the BANK. All revenues from these loans, along with related Provisions and expenses, are now reported as part of the Mortgage Banking Segment instead of the Retail Banking Segment. Prior period Segment results have been restated to reflect this change.

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

       The Company provides Commercial and Retail banking services through its 59 banking locations. The Commercial Banking Segment provides services including lending, business checking and deposits, cash management, merchant card services and other traditional as well as e-commerce commercial banking services to large and small business customers. The Retail Banking Segment provides services including direct and indirect lending, checking, savings, money market and CD accounts, safe deposit rental, automated teller machines and other traditional and e-commerce retail banking services to individual customers. The Trust and Asset Management segment provides trust, investment management, employee benefit recordkeeping and administration and brokerage services. It also acts as advisor and provides fund administration to the Vintage Mutual Funds and various public fund programs. These products are distributed nationally (i.e. Vintage Equity Fund is available through Charles Schwab, One Source(TM)), regionally to institutional investors and corporations, and locally through AMCORE's banking locations. The Mortgage Banking segment provides a variety of mortgage lending products to meet its customer needs. It sells a majority of these loans to the secondary market and continues to service most of the loans sold.

For the three months ended March 31, 2003   ------------------ Operating Segments ------------------
                                            Commercial       Retail     Trust and Asset    Mortgage
                                             Banking         Banking       Management      Banking         Other      Consolidated
                                            --------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
Net interest income .....................   $    18,435    $    11,506    $        12    $     3,332    $     1,231    $    34,516
Non-interest income .....................         3,997         11,897          6,527          3,922          3,088         29,431
                                            --------------------------------------------------------------------------------------
     Total revenue ......................        22,432         23,403          6,539          7,254          4,319         63,947
Provision for loan losses ...............        10,161          2,023             --            391             --         12,575
Depreciation and amortization ...........           172            530            115              9            829          1,655
Other non-interest expense ..............         8,014          9,824          5,197          3,581          8,732         35,348
                                            --------------------------------------------------------------------------------------
     Pretax earnings (loss) .............         4,085         11,026          1,227          3,273         (5,242)        14,369
Income taxes (benefits) .................         1,325          4,064            498          1,195         (3,434)         3,648
                                            --------------------------------------------------------------------------------------
     Earnings ...........................   $     2,760    $     6,962    $       729    $     2,078    $    (1,808)   $    10,721
                                            ======================================================================================

Segment profit percentage ...............          22.0%          55.6%           5.8%          16.6%           N/A          100.0%
                                            ======================================================================================

 Assets .................................   $ 1,909,228    $   818,872    $    18,906    $   343,173    $ 1,278,119    $ 4,368,298
                                            ======================================================================================

For the three months ended March 31, 2002

Net interest income .....................   $    13,923    $    10,001    $        34    $     3,554    $     2,667    $    30,179
Non-interest income .....................         1,760          2,927          7,222          1,801          3,398         17,108
                                            --------------------------------------------------------------------------------------
     Total revenue ......................        15,683         12,928          7,256          5,355          6,065         47,287
Provision for loan losses ...............         1,583            981             --             76             --          2,640
Depreciation and amortization ...........           131            563             83              7            714          1,498
Other non-interest expense ..............         6,618          9,736          5,545          2,767          5,267         29,933
                                            --------------------------------------------------------------------------------------
     Pretax earnings ....................         7,351          1,648          1,628          2,505             84         13,216
Income taxes (benefits) .................         2,479            611            657            919         (1,376)         3,290
                                            --------------------------------------------------------------------------------------
     Earnings ...........................   $     4,872    $     1,037    $       971    $     1,586    $     1,460    $     9,926
                                            ======================================================================================

Segment profit percentage ...............          57.5%          12.2%          11.5%          18.8%           N/A          100.0%
                                            ======================================================================================

 Assets .................................   $ 1,628,028    $   670,329    $    21,416    $   393,625    $ 1,403,183    $ 4,116,581
                                            ======================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and Subsidiaries ("AMCORE" or the "Company") financial condition as of March 31, 2003 compared to December 31, 2002 and the results of operations for the three months ended March 31, 2003 compared to the same period in 2002. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

                 FACTORS INFLUENCING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains, and our periodic filings with the Securities and Exchange Commission and written or oral statements made by the Company's officers and directors to press, potential investors, securities analysts and others will contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of AMCORE. Statements that are not historical facts, including statements about beliefs and expectations, are forward-looking statements. These statements are based upon beliefs and assumptions of AMCORE's management and on information currently available to such management. The use of the words "believe", "expect", "anticipate", "plan", "estimate", "should", "may", "will" or similar expressions identify forward-looking statements. Forward-looking statements speak only as of the date they are made, and AMCORE undertakes no obligation to update publicly any forward-looking statements in light of new information or future events.

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

                             OVERVIEW OF OPERATIONS

AMCORE reported net income of $10.7 million for the three-month period ended March 31, 2003. This compares to $9.9 million for the same period in 2002. Diluted earnings per share were $0.43 for the three months ended March 31, 2003, compared to $0.40 for the same period in 2002. This represents an increase of $0.03 per share or 7.5%.

AMCORE's annualized return on average equity for the first quarters of 2003 and 2002 was 12.01% and 13.02%, respectively. The annualized return on average assets was 0.98% and 1.01% for the first quarters of 2003 and 2002, respectively.

Branch Strategy

During 2001, the Company launched the first phase of a strategic initiative to reallocate capital to higher growth midwestern markets, particularly along the I-90 growth corridor between Chicago's northwest suburbs and Madison, Wisconsin (the "Branch Expansion"). The Company's strategy is to move into a new market where there are strong demographic growth rates and high concentrations of mid-size businesses, with a seasoned commercial service staff in a leased facility. Once a book of business is developed and the branch becomes profitable, a more permanent site for a full service retail facility is sought. At the same time, AMCORE has exited certain markets that no longer fit its growth objectives (the "Branch Sales").

During 2001, the Company's banking subsidiary (the "BANK") sold seven Illinois branches and in 2002 closed one additional branch. For the seven Illinois Branch Sales, $65.1 million in loans, $170.8 million in deposits and $1.4 million in premises and equipment were transferred to the respective buyers resulting in net after-tax gains of $6.3 million (the "Branch Gain(s)"). Loans and deposits for the closed branch were transferred to nearby BANK branches. During the first quarter of 2003, the BANK sold six Wisconsin branches in Clinton, Darien, Montello, Kingston, Dalton and Westfield. Combined loans, deposits and premises and equipment of $48.2 million, $124.6 million and $2.1 million, respectively, were transferred to the respective buyers of the Wisconsin branches, resulting in a pre-tax gain of $8.2 million or a net after-tax gain of $5.0 million (also referred to as "Branch Gain(s)").

Branch Expansion activities in 2001 included two new offices: one on Rockford's east side and one in Geneva, Illinois, an affluent Chicago suburb. During 2002, the BANK opened four commercial loan offices and three full-service branches. The commercial loan offices included three in the Chicago suburbs of Schaumburg, Lincolnshire and Des Plaines, Illinois and one on the east side of Madison, Wisconsin. The full-service branches included one each in St. Charles and McHenry, Illinois and one along the beltway in Madison. As a result of the new office openings, a limited branch office in Geneva, Illinois and a smaller full-service branch in downtown McHenry, Illinois were closed. During the first quarter of 2003, the BANK opened a limited branch office in Aurora, Illinois. Combined, the new locations have generated $296.9 million in loans and $89.0 million in deposits as of March 31, 2003. The impact of the Branch Expansion was a decrease of $0.02 and $0.01 per diluted share in the first quarters of 2003 and 2002, respectively.

During the remainder of 2003 the Company plans to open seven additional locations in the Illinois communities of Rockford, Machesney Park, Algonquin, Elgin and Oak Brook and in the two Wisconsin communities of Madison and Waukesha. In connection with the opening of these locations, the Company will close its North Main Hilander and Cubs Food in-store branches in Rockford and Loves Park, Illinois. The Company also plans to convert three limited branch offices to full service hubs in 2004. Total capital expenditures for these locations, including the Aurora, Illinois limited branch office opened in the first quarter of 2003, are estimated at approximately $28 million. The total expected impact on 2003 earnings of all offices opened since April 2001 is a decrease of 10 to 15 cents per share as start-up costs initially outpace net revenues. The impact of any gains or loss of earnings on the Wisconsin Branch Sales was not factored into the decrease in earnings per share expected in 2003 from the Branch Expansion strategy. Despite this dilutive impact, AMCORE expects year-over-year growth in earnings per share from improvements in existing business performance during 2003.

On May 12, 2003, the Company announced Phase II of its Branch Expansion program, authorizing $30 million in incremental capital investment. These funds will be used to upgrade several limited branch offices to full-service facilities and to build satellite branches in selected high-growth Midwestern communities. Increased capabilities in these markets will help the Company accelerate deposit growth at a faster rate than loan growth, which in turn, helps improve financial performance by lowering funding costs. Phase II calls for a total of 10 additional branches opening in 2004 through 2006. See Table 4 for a tabular presentation of the Company's Branch Expansion plans. The addition of Phase II is expected to dilute earnings by four to eight cents per share in 2004. By 2005, the combined Branch Expansion initiative is expected to be accretive in a range of 10 to 15 cents per share.

During 2002, as a complement to its Branch Expansion, the BANK added 37 additional automated teller machines (ATMs) in 15 communities in northern Illinois and southern Wisconsin. The ATMs are primarily located in Kelley-Williamson Mobil stations as part of a co-branding relationship, and are owned and operated by an unaffiliated third party. The BANK currently owns and operates 75 ATMs throughout Wisconsin (24) and Illinois
(51). The co-branded relationship increased the Wisconsin and Illinois ATM presence to 34 and 78, respectively, or 112 overall.

Loan Securitizations

During the first quarter of 2003, the BANK sold $106.0 million of indirect automobile loans in securitization transactions (the "Auto Loan Sales"), reporting a pre-tax gain of $2.5 million or a net after-tax gain of $1.5 million (the "Auto Loan Gain"). Upon securitization, the BANK retained certain residual interests. The BANK's retained interests are subordinate to investors' interests and are subject to prepayment risk, interest-rate risk and credit risk on the transferred auto loans. The investors and the securitization trust have no other recourse to the BANK's other assets for failure of debtors to pay when due. See
Note 5 of the Notes to Consolidated Financial Statements.


                EARNINGS REVIEW OF CONSOLIDATED INCOME STATEMENT

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended March 31, 2003 and 2002.

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

                                                Quarters Ended

                                    March 31, 2003         March 31, 2002
                                   -----------------     --------------------

Interest Income Book Basis                  $59,753                  $60,711
FTE Adjustment                                1,527                    1,814
                                   -----------------     --------------------

Interest Income FTE Basis                    61,280                   62,525
Interest Expense                             25,237                   30,532
                                   -----------------     --------------------

Net Interest Income FTE Basis               $36,043                  $31,993
                                   =================     ====================


Net interest income on an FTE basis increased $4.1 million or 12.7% in the first quarter of 2003 compared to the same period in 2002. The increase was driven by a 15.6% increase in average loans and a 17.3% reduction in total interest expense.

The net interest spread is the difference between the average rates on interest-earning assets and the average rates on interest-bearing liabilities. The net interest margin represents net interest income divided by average earning assets. These ratios can also be used to analyze net interest income. Since a portion of the Company's funding is derived from interest-free sources, primarily demand deposits, other liabilities and stockholders' equity, the effective rate paid for all funding sources is lower than the rate paid on interest-bearing liabilities alone.

As Table 1 indicates, the interest rate spread improved 17 basis points to 3.25% in the first quarter of 2003 from 3.08% in the first quarter of 2002. The net interest margin was 3.56% in the first quarter of 2003, an increase of 6 basis points from 3.50% in the first quarter of 2002.

The level of net interest income is the result of the relationship between the total volume and mix of interest-earning assets and the rates earned and the total volume and mix of interest-bearing liabilities and the rates paid. The rate and volume components associated with interest earning assets and interest-bearing liabilities can be segregated to analyze the quarter-to-quarter changes in net interest income. Changes due to rate/volume variances have been allocated between changes due to average volume and changes due to average rate based on the absolute value of each to the total change of both categories. Because of changes in the mix of the components of interest-earning assets and interest-bearing liabilities, the computations for each of the components do not equal the calculation for interest-earning assets as a total, and interest-bearing liabilities as a total. Table 2 analyzes the changes attributable to the volume and rate components of net interest income.

Changes Due to Volume

In the first quarter of 2003, net interest income on an FTE basis increased due to average volume by $3.4 million when compared to the first quarter of 2002. This was comprised of a $6.5 million increase in interest income that was partially offset by a $3.2 million increase in interest expense.

The $6.5 million increase in interest income was primarily attributable to a $391.6 million or 15.6% increase in average loans. The growth in average loans came from increases of $326.6 million in commercial lending driven mostly by Branch Expansion and $123.8 million in consumer loans, principally indirect automobile lending. The growth in average loan balances occurred despite the $106.0 million in Auto Loan Sales and the transfer of $48.2 million in loans associated with the Wisconsin Branch Sales in early March 2003. Partially offsetting these increases was a $58.7 million average decline in 1-to-4 family real estate loans as mortgage interest rates reached 40-year lows.

The increase in average loans and other earning assets was funded by a $150.1 million or 5.8% increase in average bank-issued deposits and by a $271.4 million increase in brokered certificate of deposits (CD's). The increase in average bank-issued deposits was attributable to Company-wide efforts to attract additional deposits and the Branch Expansion. This growth occurred despite the transfer of $124.6 million of deposits with the Wisconsin Branch Sales. Growth in bank-issued deposits was insufficient to fund loan growth, leading to the increase in brokered CD's. AMCORE recognizes the importance of continued bank-issued deposit growth, not only as a means of funding the Branch Expansion, but also to continue the strategy of reducing its reliance on wholesale funding sources. The transition to full-service branches in new growth markets as the Branch Expansion develops, continued emphasis on attracting and retaining primary transaction accounts, and Auto Loan Sales are all means by which the Company expects to implement these strategies. To this end, the Company was able to decrease average borrowings by $36.5 million when comparing the first quarter of 2003 with the same period in 2002.

Changes Due to Rate

During the first quarter of 2003, net interest income on an FTE basis increased due to average rates by $684,000 when compared with the same quarter of 2002. This was comprised of an $8.5 million decline in interest expense that was partly offset by a $7.8 million decrease in interest income.

The yield on earning assets declined 81 basis points during the quarter, when compared to the same period a year ago. The yield on average loans fell by 86 basis points, as falling interest rates since the first quarter of 2002 impacted pricing on new loan volume, variable priced loans, which represent an increasing percentage of the Company's loan portfolio, and loans that refinanced during the year. While all loan categories registered declines, the decrease was primarily attributable to commercial and commercial real estate loans. The yield on average securities decreased by 85 basis points, also the result of declining interest rates. Yields on securities were also affected by the prepayment of higher-yielding mortgage-related securities that increased as mortgage interest rates fell. These securities were replaced by lower-yielding securities due to the current interest rate environment.

The rate paid on interest bearing liabilities declined 98 basis points during the first quarter of 2003, compared to the first quarter of 2002. This was primarily due to decreased rates paid on deposits and short-term borrowings. Average rates declined on virtually all deposit accounts, but was most pronounced on CD's, as older CD's bearing higher rates matured and re-priced during the period of declining interest rates. The Company also benefited from an expired interest rate swap that had negatively impacted funding costs in the first quarter of 2002, as well as new swaps entered into since the first quarter of 2002 that lowered the cost of brokered CD's during the first quarter of 2003. The decrease in short-term borrowing costs was due to reverse repurchase agreements that renewed at lower rates, also due to the decline in net hedged short-term interest rates.

The current and projected interest rate environments are expected to result in modestly improved interest rate spreads and margins in 2003, compared to 2002. Specifically, the Company expects continuing benefits from deposit re-pricing during the coming year. It will also realize a full year's benefit from the expired interest rate swap that negatively impacted funding costs in 2002. Among those factors that could cause margins and spreads not to improve as anticipated by the Company throughout the remainder of 2003 include, unexpected changes in interest rates, changes in the slope of the yield curve, the effect of prepayments or renegotiated rates, changes in the mix of earning assets and the mix of liabilities, including greater than anticipated reliance on expensive wholesale sources to fund the Branch Expansion, and greater than expected delinquencies resulting in non-accrual status.

Provision for Loan Losses

The provision for loan losses (Provision) is an amount added to the allowance for loan losses (Allowance) for loan losses that are probable as of the respective reporting date. Actual loan losses are charged against (reduce) the Allowance when management believes that the collection of principal will not occur. Subsequent recoveries of amounts previously charged to the Allowance, if any, are credited to (increase) the Allowance.

The Allowance is regularly reviewed by management to determine whether or not the amount is considered adequate to absorb probable losses. If not, an additional Provision is made to increase the Allowance. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan groups or pools that are based on historical loss experience and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower's ability to repay, and current economic and industry conditions, among other things. The Allowance is also subject to periodic examination by regulators whose review includes a determination as to its adequacy to absorb probable losses.

The Provision was $12.6 million in the first quarter of 2003, an increase of $9.9 million or 376.3% from the $2.6 million in the first quarter of 2002. Increases in net non-performing loans, higher net charge-offs, increasing loan balances, deteriorating collateral values, increased concentrations and continued economic weakness were all among the factors leading to the increased Provision.

Loans placed on non-accrual and loans 90-days past due and still accruing increased by $1.4 million when comparing the first quarter of 2003 with the first quarter of 2002. This, combined with deteriorating collateral values, led to an increase of $2.1 million in specific loss estimates for individually reviewed loans.

AMCORE recorded net charge-offs of $6.8 million in the first quarter of 2003 compared to $2.9 million in the first quarter of 2002, an increase of $3.9 million. Annualized net charge-offs were 95 basis points of average loans in the first quarter of 2003 compared to an annualized rate of 46 basis points during the same quarter of last year. Despite the increase in net charge-offs, as noted above, non-accrual loans and loans 90-days past due and still accruing still increased $1.4 million. The increase included one automobile dealership credit totaling $4.2 million that was placed on non-accrual status late in the first quarter of 2003.

Increasing loan balances, 15.6% higher on average compared to the first quarter of 2002, and increased historical loss experience, led to higher statistical loss estimates on loan pools in an amount of $1.5 million. This amount included loss estimates to address growth that has occurred in newer markets where our knowledge of the customer base and local business conditions is not as strong as existing markets. This action was also prompted by recent unexpected losses that have occurred, primarily in the suburban markets.

Continued weakness in the overall economy, particularly the manufacturing segment, uncertainties connected with the war in Iraq, deteriorating collateral values, including used cars and loans that are secured by receivables, inventory and specialized equipment, increased concentrations and other factors resulted in additional increases for loss estimates of $2.4 million.

The Allowance, as a percent of total non-accrual loans, was 110.4% and 102.8% at March 31, 2003 and March 31, 2002, respectively. The increased level of the Allowance, as a percent of loans, reflects the impact of the factors discussed above.

Future growth in the loan portfolio, weakening economic conditions, specific credit deterioration, or declines in collateral values, among other things, could result in increased Provisions during the remainder of 2003 compared to 2002.

Non-Interest Income

Total non-interest income is comprised primarily of fee-based revenues from trust and asset management, bank-related service charges on deposits and mortgage revenues. Net security gains or losses, gain on Auto Loan Sales and Branch Sales and increases in cash surrender value (CSV) and death benefits on bank and company owned life insurance (COLI) are also included in this category.

Non-interest income, including net security gains, totaled $29.4 million in the first quarter of 2003, an increase of $12.3 million or 72.0% from $17.1 million in first quarter of 2002. First quarter 2003 included an $8.2 million Branch Gain and a $2.5 million Auto Loan Gain. The remaining increase related primarily to increased mortgage revenues.

Trust and asset management income, the Company's largest source of fee-based revenues, totaled $5.7 million in the first quarter of 2003, a decrease of $952,000 or 14.2% from $6.7 million in the first quarter of 2002. The overall decline in the stock market since the first quarter of 2002 negatively impacted the value of AMCORE-administered assets, upon which fees are partially based, leading to the decrease in fee revenue.

The trust and asset management segment manages or administers $5.4 billion of investments, inclusive of traditional assets as well as the management of the BANK's fixed income portfolio of approximately $1.1 billion. Assets in the AMCORE Vintage Mutual Funds totaled $845 million at March 31, 2003. In addition to overall market performance, trust and asset management revenues are dependent upon the Company's ability to attract and retain accounts, specific investment performance and other economic factors. As witnessed over the last two years, investor confidence and market performance can be affected by numerous uncontrollable factors such as the September 11, 2001 attacks, uncertainties surrounding the war on terrorism and Iraq, bankruptcies of high-profile public companies and the proliferation of questionable accounting practices by a variety of public companies that have been reported in the financial press from time-to-time.

Service charges on deposits totaled $4.4 million in the first quarter of 2003, an increase of $531,000 or 13.7% from $3.9 million in the first quarter of 2002. Deposit growth initiatives, which primarily affected retail accounts, led to the increase.

Mortgage revenues include fees generated from the underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans, net of servicing right amortization and impairment. Mortgage revenues were $4.0 million in the first quarter of 2003, an increase of $2.2 million or 116.7% from $1.8 million in the first quarter of 2002. First quarter 2002 mortgage revenues included a $536,000 servicing rights impairment reversal. Closing volumes increased 92.4% to $205.1 million in the first quarter of 2003, from $106.6 million in the first quarter 2002.

Continued strong mortgage revenues, excluding impairment charges or reversals, are expected through the second quarter of 2003. Expectations are lower for the third and fourth quarters as refinancing activity is expected to decline. The Company has, however, added eleven mortgage loan originators, primarily in the Branch Expansion markets, to capitalize on growth opportunities in new purchase home mortgages. During the first quarter of 2003, new purchase home mortgages increased 38.5% compared to the same quarter in 2002.

As of March 31, 2003, AMCORE had $10.9 million of capitalized mortgage servicing rights, less a $3.4 million impairment valuation allowance, with a fair value of $7.5 million. The unpaid principal balance of mortgage loans serviced for others, including mortgage loans held for sale, was $1.1 billion as of March 31, 2003. This compares to $974.7 million as of March 31, 2002.

COLI income totaled $1.8 million in the first quarter of 2003, a $526,000 or 41.8% increase from $1.3 million in the first quarter of 2002. This includes $467,000 in net death benefits received. The remaining increase is due to additional investments and the impact of compounding, which are partially offset by lower yields due to declining interest rates. AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. As of March 31, 2003, the CSV of COLI stood at $111.3 million.

Other non-interest income includes customer service charges, debit card interchange income, ATM fees, brokerage commissions, insurance commissions, gains on fixed asset sales and other miscellaneous income. In the first quarter of 2003, other non-interest income was $2.5 million, a $197,000 or 7.3% decrease from $2.7 million in the first quarter of 2002. The decline was primarily attributable to a $309,000 first quarter 2002 excess retirement plan asset reversion gain, which was partially offset by increased annuity sales income. Recent litigation involving MasterCard and VISA concerning the amount of fees charged to process signature-based debit card transactions is expected to reduce the amount of interchange income that AMCORE receives on the debit cards that it issues. Rate reductions that are effective August 1, 2003 are estimated to result in a decrease in 2003 earnings of less than $0.01 per diluted share. Beginning January 1, 2004, merchants may also refuse to accept signature-based debit card transactions. This is likely to result in additional reductions in interchange income for 2004 that could be material. At this time it is not possible to accurately predict the magnitude of this reduction since it will be driven by the individual practices and policies of the point-of-sale merchant. During the first quarter of 2003 and for all of 2002, AMCORE recorded $496,000 and $1.8 million, respectively, in debit card interchange fees.

Net realized securities gains were $273,000 in the first quarter of 2003, compared to $734,000 in the first quarter of 2002. The level of security gains or losses is dependent on the size of the available for sale portfolio, interest rate levels, AMCORE's liquidity needs, and balance sheet risk objectives.

Operating Expenses

Total operating expense was $37.0 million in the first quarter of 2003, an increase of $5.6 million or 17.7%, from $31.4 million in the first quarter of 2002. The increase included a $1.6 million charge for the early extinguishments of debt that occurred in the first quarter of 2003. The efficiency ratio was 57.87% in the first quarter of 2003, compared to 66.47% in the first quarter of 2002. The efficiency ratio is calculated by dividing total operating expenses by the sum of net interest income and non-interest income.

Compensation expense is the largest component of operating expenses, totaling $15.8 million in the first quarter of 2003, an increase of $1.8 million or 12.7% from $14.0 million in the first quarter of 2002. The increase included $786,000 in salaries and wages associated with the Branch Expansion strategy, $554,000 in increased employee incentive costs and $356,000 in increased commissions mainly driven by increased mortgage activity in the first quarter of 2003 compared to the first quarter of 2002. The higher incentive costs were the result of better performance year-to-date versus 2003 incentive targets relative to the same period in 2002.

Employee benefit costs were $4.7 million in the first quarter of 2003 compared to $4.2 million in the first quarter of 2002, representing a $500,000 or 12.0% increase. The increase, on a percentage basis, is essentially pro-rata with the increase in compensation expense and was primarily driven by the same factors. The largest component of the increase was attributable to retirement costs.

Net occupancy expense for the first quarter of 2003 and 2002 were $2.1 million and $1.9 million, respectively. This was an increase of $230,000 or 12.1%, and included the impact of the Branch Expansion strategy.

Equipment expense increased $605,000 or 32.7% to $2.5 million in the first quarter of 2003, compared to $1.9 million in the first quarter of 2002. The increase was primarily due to personal computer replacements and the acceleration of existing hardware and software depreciation and amortization, both necessitated by a data processing conversion scheduled for July 2003. Additional increases of approximately $600,000 in equipment expense are expected in the second half of the year as a result of the data processing conversion due to increased depreciation and amortization on new computer hardware and software.

Data processing expense was $1.8 million in the first quarter of 2003, up $145,000 or 8.8% from $1.6 million in the same period in 2002. The increase was due in part to growth in the business as a result of Branch Expansion and expenses incurred in connection with the conversion to a new data processing system. Once the conversion is complete and fully operational, data processing costs are expected to decline over comparable prior periods. The decline for the full year 2003 is expected to be $1.5 million.

Professional fees were $1.1 million and $1.0 million for the first quarters of 2003 and 2002, respectively. This was an increase of $41,000 or 4.0%.

Communication expense was $1.2 million in the first quarter of 2003, an increase of $169,000 or 16.4% from $1.0 million in the first quarter of 2003. Higher telecommunication, postage and courier costs all contributed to the increase and were due to Branch Expansion and rate increases.

Advertising and business development expenses were $1.0 million in the first quarter of 2003, a decrease of $201,000 or 16.1% from $1.2 million in the first quarter of 2002. The decrease is due to timing of advertising campaigns. For the full year, expenses are expected to rise over 2002 levels as the Company continues to grow, due in part to Branch Expansion into new markets and totally-free checking promotions.

Other expenses were $6.8 million in the first quarter of 2003, an increase of $2.3 million or 51.3% from $4.5 million in the first quarter of 2002. The majority of the increase was due to $1.6 million in prepayment penalties related to restructuring of Federal Home Loan Bank (FHLB) advances. The remaining increase was due to higher loan processing costs associated with increased mortgage activity, an impairment charge on internal use software that was discontinued and higher foreclosed property expenses.

Income Taxes

Income tax expense totaled $3.6 million in the first quarter of 2003, compared with $3.3 million in the first quarter of 2002, an increase of $358,000 or 10.9%. The increase was due to higher earnings before tax. The effective tax rates were 25.4% and 24.9% in the first quarters of 2003 and 2002, respectively. Effective tax rates are less than the statutory tax rates due primarily to investments in tax-exempt municipal bonds and increases in CSV and death benefits on COLI that are not taxable.

EARNINGS REVIEW BY BUSINESS SEGMENT

AMCORE's internal reporting and planning process focuses on four primary lines of business (Segments): Commercial Banking, Retail Banking, Trust and Asset Management, and Mortgage Banking. Note 12 of the Notes to Consolidated Financial Statements presents a condensed income statement and selected balance sheet information for each Segment.

The financial information presented was derived from the Company's internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray each Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an appropriate allocation of shared support function expenses. The Commercial, Retail and Mortgage Banking Segments also include funds transfer adjustments to appropriately reflect the cost of funds on loans made and funding credits on deposits generated. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Since there are no comprehensive authorities for management accounting equivalent to accounting principles generally accepted in the United States of America, the information presented is not necessarily comparable with similar information from other financial institutions. In addition, methodologies used to measure, assign and allocate certain items may change from time-to-time to reflect, among other things, accounting estimate refinements, changes in risk profiles, changes in customers or product lines, and changes in management structure. During the first quarter of 2003, the Company also changed the classification of mortgage loans not sold into the secondary market that are retained by the BANK. All revenues from these loans, along with related Provisions and expenses, are now reported as part of the Mortgage Banking Segment instead of the Retail Banking Segment. Prior period Segment results have been restated to reflect this change.

Total Segment results differ from consolidated results primarily due to intersegment eliminations, certain corporate administration costs, items not otherwise allocated in the management accounting process and treasury and investment activities. The impact of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and is included in the "Other" column of Note 12 of the Notes to Consolidated Financial Statements.

Commercial Banking

The Commercial Banking Segment (Commercial) provides commercial banking services to large and small business customers through the BANK's 59 banking locations. The services provided by this Segment include lending, business checking and deposits, cash management, merchant card services and other traditional as well as e-commerce commercial banking services.

Commercial earnings for the first quarter of 2003 were $2.8 million, a decrease of $2.1 million or 43.3% from the first quarter of 2002. The decrease was primarily attributable to increased Provision and operating expenses. These were partially offset by increased net interest and non-interest income, and by decreased income taxes.

Net interest income increased $4.5 million in the first quarter of 2003 compared to the same period in 2002. The increase was due to higher average loan volumes, particularly commercial real estate loans, lower priced deposits and decreased cost of funds allocations, which more than compensated for lower yields on loans. The lower yields on loans, reduced rates on deposits and decreased cost of funds allocations were all attributable to declining short-term interest rates over the past two years, which have impacted new product (loans and deposits) pricing as well as the re-pricing of variable priced products and fixed-price product renewals. Strong loan demand, aided by the Branch Expansion, was more than sufficient to replace average loan balances transferred in the Branch Sales, leading to the increased volumes.

Non-interest income increased $2.2 million in the first quarter of 2003 when compared to the same period a year ago. The increase was attributable to Commercial's allocable portion of the Branch Gain of $2.2 million.

The first quarter 2003 Provision increase from 2002 was $8.6 million. The increase in the Provision was attributable to a $3.6 million increase in net charge-offs, a $2.1 million increase in specific loss estimates, higher statistical loss estimates on increasing loan pools of $1.3 million and general loss estimates of $1.6 million. These estimates are based upon continued weakness in the overall economy, particularly the manufacturing segment, uncertainties connected with the war in Iraq, deteriorating collateral values, including loans that are secured by receivables, inventory and specialized equipment, increased concentrations and other factors.

Operating expenses increased $1.4 million in the first quarter of 2003 relative to the same period in 2002. The increase was largely due to higher personnel expenses, which included the impact of the Branch Expansion strategy.

Income taxes decreased $1.2 million, quarter-to-quarter, and were primarily the result of lower income before taxes.

The Commercial Segment represented 22.0% and 57.5% of total segment earnings in the first quarters of 2003 and 2002, respectively.

Retail Banking

The Retail Banking Segment (Retail) provides retail-banking services to individual customers through the BANK's 59 banking locations in northern Illinois and south central Wisconsin. The services provided by this Segment include direct and indirect lending, checking, savings, money market and CD accounts, safe deposit rental, automated teller machines, and other traditional and e-commerce retail banking services.

Retail earnings for the first quarter of 2003 were $7.0 million, an increase of $5.9 million or 571.4% from the first quarter of 2002. Improved net interest income and higher non-interest income was partially offset by increased income taxes and Provision.

Net interest income increased by $1.5 million in the first quarter of 2003 when compared to the same period in 2002. The increase was due to increased average loan volumes, particularly indirect automobile loans, and lower priced deposits. These factors more than offset lower yields on loans and reduced funds credit allocations. The lower yields on loans, reduced rates on deposits and decreased funds credit allocations were all attributable to declining rates over the past two years, which have impacted new product (loans and deposits) pricing as well as the re-pricing of variable priced products and fixed-price product renewals. The growth in overall average loan balances occurred despite the Auto Loan Sales, the transfer of loans associated with the Wisconsin Branch Sales, both of which occurred in early March 2003.

Non-interest income increased $9.0 million in the first quarter of 2003, compared to the same period in 2002. Of this increase, $6.0 million was attributable to the Branch Gain and $2.5 million related to the Auto Loan Gain. The remaining increase related to higher deposit service charge income.

The first quarter 2003 Provision increased by $1.0 million compared to the first quarter of 2002. The increase in the Provision was attributable to a $475,000 increase in net charge-offs, $150,000 for higher statistical loss estimates on increasing loan pools and general loss estimates of $413,000. These estimates are based upon deteriorating used car values and other factors.

Operating expenses increased by $55,000 when comparing the first quarter of 2003 with the same quarter in 2002.

Income taxes increased $3.5 million quarter-over-quarter, primarily the result of higher income before taxes.

The Retail Segment represented 55.6% and 12.2% of total segment earnings in the first quarters of 2003 and 2002, respectively.

Trust and Asset Management

The Trust and Asset Management Segment (TAM) provides trust, investment management, employee benefit recordkeeping and administration and brokerage services. It also acts as an advisor and provides fund administration to the Vintage Mutual Funds and various public fund programs. These products are distributed nationally (i.e. Vintage Equity Fund is available through Charles Schwab, OneSource(TM)), regionally to institutional investors and corporations, and locally through the BANK's locations.

TAM earnings for the first quarter of 2003 were $729,000, a decrease of $242,000 or 24.9% from the same period in 2002. The decrease was due to declines in non-interest income net of lower operating expenses and income taxes.

TAM non-interest income declined $695,000 in the first quarter of 2003 compared to the same period in 2002. Declines in fee-based revenue were partially offset by increased brokerage commission income. Declines in the equity market have impacted the value of AMCORE-administered assets, which in turn have caused a reduction in fee-based revenue. Net brokerage commissions on the other hand have been particularly strong and are primarily the result of increased fixed-annuity sales. In addition, processing costs associated with annuity sales, which are netted against commissions, have declined as the TAM segment is now processing its own sales.

Operating expenses decreased $316,000 in the first quarter of 2003 when compared to the same period in 2002. The decrease was primarily related to lower personnel and advertising costs, partly offset by an impairment charge on internal use software that was discontinued. Lower personnel costs were due to open positions, while the decrease in advertising was due to timing of advertising campaigns.

Income taxes declined $159,000 for the first quarter of 2003, when compared to the same period in 2002. The decrease in taxes is related to the decline in pre-tax earnings.

The TAM Segment represented 5.8% and 11.5% of total segment earnings in the first quarters of 2003 and 2002, respectively.

Mortgage Banking

The Mortgage Banking Segment (Mortgage) provides a variety of mortgage lending products to meet its customer needs. It sells the majority of the long-term, fixed-rate loans to the secondary market and continues to service most of the loans sold.

Mortgage earnings were $2.1 million in the first quarter of 2003, compared to $1.6 million in the same period in 2002. An increase in non-interest income was essentially offset by increased operating expenses, higher Provision and a decline in net interest income.

Net interest income decreased $222,000 in the first quarter of 2003 compared to the same quarter in 2002. This was primarily due to lower average residential real estate loan balances in the first quarter of 2003 compared to 2002 and declining mortgage interest rates over the same periods, net of lower cost of funds allocations. Declining mortgage loans were the result of accelerated prepayments, driven by falling mortgage interest rates, with refinancing primarily into the secondary market.

Non-interest income for the first quarter of 2003, which is net of servicing right amortization and impairment, increased $2.1 million from the first quarter of 2002. First quarter 2002 mortgage revenues included a $536,000 servicing rights impairment reversal. Closing volumes increased 92.4% to $205.1 million in the first quarter of 2003, from $106.6 million in the first quarter of 2002.

Operating expenses increased $816,000 in the second quarter of 2003 compared to same period in 2002. The increase was primarily due to higher commissions and processing costs that were paid due to the increase in mortgage volumes.

The unpaid principal balance of mortgage loans serviced for others, including mortgage loans held for sale, was $1.1 billion as of March 31, 2003. This compares to $974.7 million as of March 31, 2002.

The Mortgage Segment represented 16.6% and 18.8% of total segment earnings in the first quarters of 2003 and 2002, respectively.

                              BALANCE SHEET REVIEW

Total assets were $4.4 billion at March 31, 2003, a decrease of $152.4 million or 3.4% from December 31, 2002. Total liabilities decreased $158.1 million over the same period, while stockholders' equity increased $5.7 million.

Total earning assets, including COLI, decreased $141.2 million from December 31, 2002. Non-earning assets decreased $11.2 million over the same period. The decrease in earning assets was primarily attributable to a $70.6 million decrease in investment securities and a $62.4 million decrease in loans. The decrease in investment securities includes reductions in corporate, municipal and mortgage asset-backed securities and reflects mortgage market driven prepayment activity as well as actions taken by AMCORE to improve liquidity and yields. The decrease in loans was mainly attributable to the $106.0 million in loans sold in the Auto Loan Sale and $48.2 million of loans transferred in the Branch Sales offset by internal loan growth including the impact of the Branch Expansion.

Total deposits decreased $23.4 million from December 31, 2002. A total of $124.6 million in deposits were transferred in the Branch Sales, but were largely offset by a $53.0 million increase in BANK-issued deposits plus a $48.2 million increase in brokered CD's. Short-term borrowings decreased by $142.9 million over the same period, while long-term borrowings were relatively unchanged. Proceeds from the Auto Loan Sales, the increase in brokered CD's and the decline in investment securities, were used to fund the Branch Sales and pay down the short-term borrowings. Other liabilities increased $9.0 million.

The stockholders' equity increase was due to earnings for the first quarter of 2003 less dividends paid to shareholders. Other comprehensive income also declined due to changes in the unrealized value of investment securities available for sale.

           OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Off-Balance Sheet Arrangements

During the ordinary course of its business, the Company engages in financial transactions that are not recorded on its Consolidated Balance Sheet, are recorded in amounts that are different than their full principal or notional amount, or are recorded on an equity or cost basis rather than being consolidated. Such transactions serve a variety of purposes including management of the Company's liquidity and credit concentration risks, optimization of capital utilization, meeting the financial needs of its customers and fulfilling Community Reinvestment Act obligations in the markets that it serves.

The Company's largest off-balance sheet arrangement relates to Auto Loan Sales that occurred during 2000, 2001 and the first quarter of 2003. Structured as sales pursuant to Statement of Financial Accounting Standard (SFAS) 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," the Auto Loan Sales are a component of the Company's liquidity and credit concentration risk management strategy. The Auto Loan Sales are also helpful as a capital management tool.

In the Auto Loan Sales, indirect automobile loan receivables are transferred to a multi-seller variable-interest entity (VIE). Since the Company is not the primary beneficiary of the VIE, consolidation is not required under the terms of Financial Accounting Standards Board Interpretation (FIN) 46 "Consolidation of Variable Interest Entities." As a result, the net carrying amount of the loans is removed from the balance sheet and certain retained residual interests are recorded. The Company's retained interests are subordinate to the interests of investors in the VIE and are subject to prepayment risk, interest-rate risk and credit risk on the transferred auto loans. Neither the investors nor the VIE have any other recourse to the Company's other assets for failure of automobile loan debtors to pay when due. The Company also retains the rights to service the loans that are sold.

As of March 31, 2003, the balance of automobile loans serviced and not included on the Company's Consolidated Balance Sheet was $137.8 million. The carrying value of retained interests was $15.7 million. The carrying value of the loans is the maximum estimated exposure to loss of the retained residual interests. See Note 5 of the Notes to Consolidated Financial Statements.

The Company also originates mortgage loans that it sells to the secondary market. The Company typically retains the right to service the loans that are sold. As of March 31, 2003, the unpaid principal balance of mortgage loans serviced for others was $1.05 billion. These loans are not recorded on the Company's books. The Company, as of March 31, 2003 and in accordance with SFAS No 140, had recorded $10.9 million of capitalized mortgage servicing rights, less a $3.4 million impairment valuation allowance. See Note 4 of the Notes to Consolidated Financial Statements.

The Company, as a provider of financial services, routinely enters into commitments to extend credit to its BANK customers, including performance and standby letters of credit. While these represent a potential outlay by the Company, a significant amount of the commitments may expire without being drawn upon. Commitments and letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by the Company.

At March 31, 2003, a liability in the amount of $1.2 million, representing the value of the guarantee obligations associated with certain of the financial and standby letters of credit, has been recorded in accordance with FIN 45. This amount will be amortized into income over the life of the commitment. The notional amount of all letters of credit, including those exempted from the scope of FIN 45, was $158.6 million. See Note 10 of the Notes to Consolidated Financial Statements.

The carrying value of mortgage loan commitments at March 31, 2003 was an asset of $2.0 million. This amount represents the fair value of those commitments marked-to-market in accordance with SFAS 138, "Accounting for Derivative Instruments and Hedging Activities." The total notional amount of mortgage loan commitments was $130.6 million at March 31, 2003. See Note 8 of the Notes to Consolidated Financial Statements.

At March 31, 2003, the Company had extended $575.9 million in loan commitments other than the mortgage loan commitments and letters of credit described above. This amount represented the notional amount of the commitment. No asset or liability has been recorded.

The Company has a number of non-marketable equity investments that have not been consolidated in its financial statements. At March 31, 2003, these investments included $5.5 million in private equity fund investments that were reported under either the cost or equity method, depending on the percentage of ownership. Not included in the carrying amount were commitments to fund an additional $3.2 million at some future date. The Company also has recorded investments of $4.4 million and $21.9 million, respectively, in stock of the Federal Reserve Bank and the FHLB. These investments are recorded at historical cost, with income recorded when dividends are declared. Other investments, comprised of various affordable housing tax credit projects (AHTCP), totaled approximately $891,000 at March 31, 2003. Those investments without guaranteed yields were reported on the equity method, while those with guaranteed yields were reported using the effective yield method. With the possible exception of the AHTCPs, consolidation of these investments will not be required pursuant to FIN 46 since the Company is not the primary beneficiary in the investments. The Company is in the process of determining whether consolidation of the AHTCPs will be necessary as of July 1, 2003. Consolidation of these entities is not expected to have a material effect on the consolidated financial statements. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus additional commitments.

The Company's subsidiaries also hold assets in a fiduciary or agency capacity that are not included in the Consolidated Financial Statements because they are not assets of the Company. The total assets managed and administered by the Company at March 31, 2003, excluding the BANK's investment portfolio, were $4.4 billion.

Contractual Obligations

In the ordinary course of its business, the Company enters into certain contractual arrangements. These obligations include issuance of debt to fund operations, property leases and derivative transactions. During the first quarter of 2003, the Company incurred $1.6 million in prepayment penalties to restructure a portion of its FHLB advances. Also during the quarter, the Company entered into two operating lease arrangements in connection with the Branch Expansion. There were no residual value guarantees on these leases. Other than these transactions, there were no material changes in the Company's contractual obligations since December 31, 2002. See Notes 6, 7 and 8 of the Notes to Consolidated Financial Statements and Note 5 to the Notes to the Consolidated Financial Statements included in the Form 10-K Annual Report for the year ended December 31, 2002.

                 ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

AMCORE's credit risk is centered in its loan portfolio, which on March 31, 2003 totaled $2.82 billion, or 68.6% of earning assets. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer's failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration.

The Company is also exposed to credit risk with respect to its $111.3 million investment in COLI. AMCORE manages this risk by diversifying its holdings among various carriers and by periodic internal credit reviews. All carriers have "Secure" ratings from A. M. Best that range from a low of "A" (Excellent) to "A++" (Superior).

Allowance for Loan Losses

The determination by management of the appropriate level of the Allowance amounted to $39.6 million at March 31, 2003, compared to $35.2 million at December 31, 2002, an increase of $4.4 or 12.5%. The Allowance is a significant estimate that is regularly reviewed by management to determine whether or not the amount is considered adequate to absorb probable losses. If not, an additional Provision is made to increase the Allowance. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan groups or pools that are based on historical loss experience and loss estimates that are based upon the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect the borrower's ability to repay, and current economic and industry conditions.

As of March 31, 2003, the Allowance as a percent of total loans and of non-accrual loans was 1.40% and 110%, respectively. These compare to the same ratios at December 31, 2002 of 1.22% and 108%. Net charge-offs were $6.8 million for the first quarter of 2003 versus $2.9 million for the first quarter of 2002. These represented 0.95% and 0.46% of average loans, respectively, on an annualized basis. AMCORE's management believes that the Allowance coverage is adequate.

An analysis of the Allowance is shown in Table 3.

Non-performing Assets

Non-performing assets consist of non-accrual loans, loans 90 days past due and still accruing, other real estate owned and other foreclosed assets. Non-performing assets totaled $47.2 million as of March 31, 2003, an increase of $5.7 million or 13.6% from $41.5 million at December 31, 2002. The $5.6 million increase consisted of a $3.3 million increase in non-accrual loans, a $2.8 million increase in loans 90 days past due and still accruing, a $167,000 decrease in other real estate owned and a $326,000 decrease in other foreclosed assets. Total non-performing assets represented 1.08% and 0.92% of total assets at March 31, 2003 and December 31, 2002, respectively.

An analysis of non-performing assets is shown in Table 3.


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

Liquidity is derived primarily from core deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources include brokered CD's, federal funds purchased lines (FED funds), FHLB advances, repurchase agreements, commercial paper and back-up lines of credit, the sale or securitization of loans, and access to other capital markets.

Funding of loans is the most significant liquidity need, representing 64.6% of total assets as of March 31, 2003. Since December 31, 2002, loans decreased $62.4 million. Loans held for sale, which represents mortgage origination fundings awaiting delivery to the secondary market, declined $16.1 million. During this same time period, bank-issued deposits declined $71.6 million. The decline in loans and bank-issued deposits were due to the Branch Sales and the Auto Loan Sale, net of increases due to Branch Expansion and same-branch growth. The decline in loans held for sale reflects some decline in the rate of mortgage refinancing activity since the end of the previous year. Thus, for the first quarter of 2003, the largest sources and uses of liquidity were essentially balanced. Nevertheless, overall liquidity improved during the first quarter of 2003, as non-core funding, which includes borrowings and brokered CD's, declined $95.5 million. This improvement was due to the proceeds from the Auto Loan Sales and from the decline in investment securities that were not needed to fund the Branch Sales.

The Company's Branch Expansion strategy poses the greatest challenge to short and long-term liquidity. The Branch Expansion has required, and will continue to require, other sources of liquidity to fund the loan growth and the total estimated $58.0 million capital investment. This reflects the Company's strategy to move into new markets where business density is greatest and where revenues and a profitable book of business can be developed over a shorter period of time. Once this is accomplished, a more permanent full-service site is sought where the Company expects deposit generation to mitigate the liquidity pressure inherent in the strategy.

Despite the challenges posed by the Branch Expansion, the Company is confident of its ability to meet and manage its short and long-term liquidity needs. As of March 31, 2002, available sources of liquidity included $168.2 million of FED funds lines, $73.3 million of FHLB advances, $263.5 million from the FED in connection with pledging of commercial loans, $241.3 of unpledged investment securities and $42.1 million of unused commercial paper and backup line of credit borrowings. The Company also has capacity, over time, to place sufficient amounts of brokered CD's as a source of mid to long-term liquidity. The BANK's indirect auto portfolio, which at March 31, 2003 was $430.3 million, also remains an attractive source of liquidity through additional Auto Loan Sales. At March 31, 2003, potential uses of liquidity included $575.9 million in commitments to extend credit, $130.6 million in residential mortgage commitments primarily for sale to the secondary market, and $158.8 million in standby letters of credit. At December 31, 2002, these amounts were $587.4 million, $99.8 million and $161.4 million, respectively.

Capital Management

Total stockholders' equity at March 31, 2003, was $361.4 million, an increase of $5.7 million or 1.6% from December 31, 2002. The stockholders' equity increase was due to earnings for the first quarter of 2003 less dividends paid to shareholders. Other comprehensive income also declined due to changes in the unrealized value of investment securities available for sale and the first quarter 2003 reclassification to earnings of deferred gains on cash flow hedge derivatives that were sold during 2002. See Note 8 of the Notes to Consolidated Financial Statements. AMCORE paid dividends of $0.16 per share in the first quarters of 2003 and 2002.

AMCORE has outstanding $25.0 million of capital securities through AMCORE Capital Trust I (Trust), a statutory business trust, of which all common securities are owned by AMCORE. The capital securities qualify as Tier 1 capital for regulatory capital purposes.

AMCORE's ratio of risk-based capital at 11.46%, its Tier 1 capital at 10.29% and its leverage ratio at 7.97%, all significantly exceed the regulatory mmnimums (as the following table indicates), as of March 31, 2003. The BANK, whose ratios are not presented below, is considered a "well-capitalized" institution based on regulatory guidelines.

(dollars in thousands)                           March 31, 2003              March 31, 2002
                                                 --------------              --------------

                                               Amount        Ratio         Amount         Ratio
                                               ------        -----         ------         -----

Total Capital (to Risk Weighted Assets)       $390,215       11.46%       $350,520        11.52%
Total Capital Minimum                          272,389        8.00%        243,356         8.00%
                                           -------------------------   --------------------------
Amount in Excess of Regulatory Minimum        $117,826        3.46%       $107,164         3.52%
                                           =========================   ==========================

Tier 1 Capital (to Risk Weighted Assets)      $350,317       10.29%       $316,810        10.41%
Tier 1 Capital Minimum                         136,195        4.00%        121,678         4.00%
                                           -------------------------   --------------------------
Amount in Excess of Regulatory Minimum        $214,122        6.29%       $195,132         6.41%
                                           =========================   ==========================

Tier 1 Capital (to Average Assets)            $350,317        7.97%       $316,810         8.01%
Tier 1 Capital Minimum                         175,846        4.00%        158,268         4.00%
                                           -------------------------   --------------------------
Amount in Excess of Regulatory Minimum        $174,471        3.97%       $158,542         4.01%
                                           =========================   ==========================

Risk adjusted assets                        $3,404,363                  $3,041,950
                                           ============                ============

Average assets                              $4,396,572                  $3,956,706
                                           ============                ============

                                     TABLE 1
          AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS

                                                                 Quarter Ended                           Quarter Ended
                                                                 March 31, 2003                          March 31, 2002
                                                      ---------------------------------       ----------------------------------
                                                        Average                 Average         Average                  Average
                                                        Balance     Interest     Rate           Balance       Interest    Rate
                                                      ---------------------------------       ----------------------------------
                                                                               (dollars in thousands)
Assets:
Investment securities (1) (2)                         $ 1,108,334   $ 14,588      5.27%       $ 1,086,962     $ 16,616     6.12%
Short-term investments                                      8,415         22      1.06%            15,639           56     1.45%
Loans held for sale (3)                                    53,843      1,173      8.71%            52,171        1,119     8.58%

    Commercial loans                                      759,934     10,971      5.85%           714,297       11,349     6.44%
    Commercial real estate                              1,115,425     16,421      5.97%           834,512       14,385     6.99%
    Residential real estate                               440,192      7,163      6.54%           498,873        9,388     7.56%
    Consumer loans                                        586,261     10,942      7.57%           462,487        9,612     8.43%
                                                      ---------------------------------       ----------------------------------
Total loans (1) (4)                                   $ 2,901,812   $ 45,497      6.35%       $ 2,510,169     $ 44,734     7.21%
                                                      ---------------------------------       ----------------------------------
    Total interest-earning assets                     $ 4,072,404   $ 61,280      6.07%       $ 3,664,941     $ 62,525     6.88%
Allowance for loan losses                                 (35,001)                                (34,037)
Non-interest-earning assets                               403,172                                 353,965
                                                      -----------                             -----------
Total assets                                          $ 4,440,575                             $ 3,984,869
                                                      ===========                             ===========

Liabilities and Stockholders' Equity:
    Interest-bearing transaction accounts             $ 1,124,422    $ 2,400      0.87%       $ 1,029,517      $ 4,384     1.73%
    Time deposits                                       1,246,212     11,749      3.82%         1,211,031       14,144     4.74%
                                                      ---------------------------------       ----------------------------------
Total Bank issued interest-bearing deposits           $ 2,370,634   $ 14,149      2.42%       $ 2,240,548     $ 18,528     3.35%
Wholesale deposits                                        553,767      5,134      3.76%           282,408        4,386     6.30%
Short-term borrowings                                     514,470      3,172      2.50%           497,063        4,112     3.35%
Long-term borrowings                                      184,835      2,782      6.10%           238,696        3,506     5.96%
                                                      ---------------------------------       ----------------------------------
    Total interest-bearing liabilities                $ 3,623,706   $ 25,237      2.82%       $ 3,258,715     $ 30,532     3.80%
Non-interest bearing deposits                             370,132                                 350,070
Other liabilities                                          84,715                                  66,845
Realized Stockholders' Equity                             340,073                                 305,062
Other Comprehensive Income                                 21,949                                   4,177
                                                      -----------                             -----------
Total Liabilities & Stockholders' Equity              $ 4,440,575                             $ 3,984,869
                                                      ===========                             ===========

                                                                    --------                                  --------
    Net Interest Income (FTE)                                       $ 36,043                                  $ 31,993
                                                                    ========                                  ========

    Net Interest Spread (FTE)                                                     3.25%                                    3.08%
                                                                                  ====                                     ====

    Interest Rate Margin (FTE)                                                    3.56%                                    3.50%
                                                                                  ====                                     ====

Notes:

(1) The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(2) The average balances of the securities are based on amortized historical cost.
(3) The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
(4) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $687,000 and $657,000, respectively.

                                     TABLE 2
          ANALYSIS OF QUARTER-TO-QUARTER CHANGES IN NET INTEREST INCOME

                                                                        Quarter Ended
                                                                    March 2003/March 2002
                                                   ------------------------------------------------------
                                                   Increase (Decrease) Due to Change In     Total Net
                                                   -------------------------------------     Increase
                                                    Average Volume         Average Rate     (Decrease)
                                                   ------------------------------------------------------
                                                                            (in thousands)
Interest Income:
Investment securities (1) (2) ......................       $   322             $(2,350)          $(2,028)
Short-term investments .............................           (22)                (12)              (34)
Loans held for sale (3) ............................            36                  18                54

    Commercial loans ...............................           702              (1,080)             (378)
    Commercial real estate .........................         4,350              (2,314)            2,036
    Residential real estate ........................        (1,037)             (1,188)           (2,225)
    Consumer loans .................................         2,382              (1,052)            1,330
                                                      ---------------------------------------------------
Total loans (1) (4) ................................         6,493              (5,730)              763
                                                      ---------------------------------------------------
     Total Interest-Earning Assets .................       $ 6,532             $(7,777)          $(1,245)
                                                      ===================================================

Interest Expense:
    Interest-bearing transaction accounts ..........       $   373             $(2,357)          $(1,984)
    Time deposits ..................................           401              (2,796)           (2,395)
                                                      ---------------------------------------------------
Total Bank issued interest-bearing deposits ........         1,024              (5,403)           (4,379)
Wholesale deposits .................................         3,018              (2,270)              748
Short-term borrowings ..............................           140              (1,080)             (940)
Long-term borrowings ...............................          (809)                 85              (724)
                                                      ---------------------------------------------------
     Total Interest-Bearing Liabilities ............       $ 3,166             $(8,461)          $(5,295)
                                                      ===================================================
     Net Interest Margin / Net Interest Income (FTE)       $ 3,366             $   684           $ 4,050
                                                      ===================================================

The above table shows the changes in interest income (tax equivalent "FTE") and interest expense attributable to volume and rate variances. The change in interest income (tax equivalent) due to both volume and rate has been allocated to volume and rate changes in proportion to the the relationship of the absolute dollar amounts of the change in each.

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

                                     TABLE 3
                                  ASSET QUALITY

      The components of non-performing loans at March 31, 2003 and December 31, 2002 were as follows:

                                                        March 31,   December 31,
                                                          2003         2002
                                                        ------------------------
Impaired loans:                                             (in thousands)
   Non-accrual loans
     Commercial ......................................   $13,249      $12,185
     Real estate .....................................     5,860        1,671
Other non-performing:
     Non-accrual loans (1) ...........................    16,854       18,679
     Loans 90 days or more past due and still accruing     6,362        3,555
                                                        ----------------------
     Total non-performing loans ......................   $42,325      $36,090
                                                        ======================

Foreclosed assets:
     Real estate .....................................     3,248        3,415
     Other ...........................................     1,614        2,024
                                                        ----------------------
     Total foreclosed assets .........................   $ 4,862      $ 5,439
                                                        ======================

     Total non-performing assets .....................   $47,187      $41,529
                                                        ======================

Troubled debt restructurings .........................   $    --      $ 3,327
                                                        ======================

(1) These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

An anaylsis of the allowance for loan losses for the periods ended March 31, 2003 and 2002 is presented below:

                                                      For the Three Months
                                                         Ended March 31,
                                                        2003         2002
                                                     ----------------------
                                                         ($ in thousands)

Balance at beginning of period ....................   $ 35,214     $ 33,940
Charge-Offs:
     Commercial, financial and agricultural .......      4,576          702
     Real estate ..................................        946          929
     Installment and consumer .....................      1,712        1,694
     Direct leases ................................         93            6
                                                     ----------------------
                                                         7,327        3,331
Recoveries:
     Commercial, financial and agricultural .......        116          105
     Real estate ..................................        181           74
     Installment and consumer .....................        248          276
     Direct leases ................................         --            6
                                                     ----------------------
                                                           545          461

Net Charge-Offs ...................................      6,782        2,870
Provision charged to expense ......................     12,575        2,640
Reductions due to sale of loans ...................     (1,407)          --
                                                     ----------------------

Balance at end of period ..........................   $ 39,600     $ 33,710
                                                     ======================

Ratio of net-charge-offs during the period
to average loans outstanding during the period  (1)       0.95%        0.46%
                                                     ======================

(1)  On an annualized basis.

                                                   TABLE 4
                                         AMCORE Branch Expansion Plans

----------------------------------------------------------------------------------------------------

                       Strategy              LBO*       HUB**    Satellite***    In-store     Total
----------------------------------------------------------------------------------------------------
2001
+ New branches                                 1          0           1             0           2
- Closed after move to new facility            0          0           0             0           0
Cumulative total                               1          0           1             0           2
----------------------------------------------------------------------------------------------------
2002
+ New branches                                 4          3           0             0           7
- Closed after move to new facility           (1)        (1)          0             0          (2)
Cumulative total                               4          2           1             0           7
----------------------------------------------------------------------------------------------------
2003
+ New branches                                 3          1           6             0          10
- Closed after move to new facility            0          0           0            (2)         (2)
Cumulative total                               7          3           7            (2)         15
----------------------------------------------------------------------------------------------------
2004
+ New branches                                 3          6           1             0          10
- Closed after move to new facility           (4)         0           0             0          (4)
Cumulative total                               6          9           8            (2)         21
----------------------------------------------------------------------------------------------------
2005
+ New branches                                 0          7           1             0           8
- Closed after move to new facility           (3)         0           0             0          (3)
Cumulative total                               3         16           9            (2)         26
----------------------------------------------------------------------------------------------------
2006
+ New branches                                 0          3           0             0           3
- Closed after move to new facility           (3)         0           0             0          (3)
Cumulative total                               0         19           9            (2)         26
----------------------------------------------------------------------------------------------------

*LBO is a limited branch office.

**Hub is a full service facility.

***Satellite offers primarily retail and mortgage services.

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

While AMCORE manages other risks in its normal course of operations, such as credit and liquidity risk, it considers interest-rate risk to be its most significant market risk. AMCORE's net interest income can be significantly impacted by external factors. These factors include, but are not limited to: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities re-price, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings, competition, a general rise or decline in interest rates, changes in the slope of the yield curve, changes in historical relationships between indices and balance sheet growth.

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

Based upon an immediate increase in interest rates of 100 basis points and no change in the slope of the yield curve, the potential increase in net interest income for the twelve-month period beginning April 1, 2003 would be approximately $4.0 million or 2.71% of base forecasted net interest income. This analysis assumes no growth in assets or liabilities and replacement of maturing instruments with like-kind instruments. At the end of 2002, comparable assumptions would have resulted in a potential increase in 2003 net interest income of $3.3 million or 2.12%. Thus, AMCORE's exposure from a rising-rate scenario has improved since the end of 2002.

Conversely, an immediate decrease in interest rates of 100 basis points and no change in the slope of the yield curve would result in a potential decrease in net interest income for the twelve-month period beginning April 1, 2003 of approximately $6.9 million or 4.66% of base forecasted net interest income. The same assumptions at the end of 2002 would have resulted in a potential decrease in net interest income of $7.7 million or 5.01%. AMCORE's sensitivity to declining interest rates has also decreased since the end of 2002.

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

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company's December 31, 2002 Form 10-K.

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

PART II.
--------

ITEM 1. Legal Proceedings

Management believes that no litigation is threatened or pending in which the Company faces potential loss or exposure which will materially affect the Company's financial position or results of operations. Since the Company's subsidiaries act as depositories of funds, trustee and escrow agents, they occasionally are named as defendants in lawsuits involving claims to the ownership of funds in particular accounts. This and other litigation is incidental to the Company's business.


ITEM 4. Submission of Matters to a Vote of Security Holders

a) AMCORE Financial, Inc. 2003 Annual Meeting of Stockholders was held on May 6, 2003.

(b) Proxies were solicited by AMCORE Financial, Inc. management for the purpose of electing three Class II directors whose term will expire in 2006. The following individuals were elected as Class II directors:

          ---------------------------------------------------------------------
          Name                                  Votes For      Votes Withheld
          ---------------------------------------------------------------------
          Kenneth E. Edge                         19,886,395           860,149
          ---------------------------------------------------------------------
          John W. Gleeson                         19,712,666         1,033,878
          ---------------------------------------------------------------------
          William R. McManaman                    19,626,601         1,119,943
          ---------------------------------------------------------------------

         Other directors whose terms of office as a director continued after the meeting included Paula A. Bauer, Karen L. Branding, Paul Donovan, John
         A. Halbrook, Frederick D. Hay, Norman E. Johnson, Jack D. Ward and Gary
         L. Watson.

(c) Proxies were solicited by AMCORE Financial, Inc. management to ratify the appointment of KPMG LLP as independent auditors. The appointment of KPMG LLP was ratified via 20,034,515 votes for, 446,285 votes against, and 265,744 votes abstaining the ratification of the appointment.

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

    99.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) A report on Form 8-K, dated January 22, 2003, was filed concerning the Company's results of operations for the year ended December 31, 2002.

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               AMCORE FINANCIAL, INC.
Date: May 14, 2003

                                               By: /s/ John R. Hecht
                                                   -----------------------------
                                                   John R. Hecht
                                                   Executive Vice President and
                                                   Chief Financial Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


/s/ Kenneth E. Edge
-----------------------
Kenneth E. Edge
Chief Executive Officer
May 14, 2003

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


/s/ John R. Hecht
-----------------------
John R. Hecht
Chief Financial Officer
May 14, 2003

                                  EXHIBIT INDEX

(a) 3 Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to
              Exhibit 3 of AMCORE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE's definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to
              Article 5 (Incorporated by reference to AMCORE's definitive 1990 Proxy Statement dated March 21, 1990).

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

    99.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.