Form 10-Q
period 2003-06-30
AMCORE FINANCIAL INC
filed 2003-08-11
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission file number 0–13393

AMCORE FINANCIAL, INC.

NEVADA	36–3183870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Seventh Street, Rockford, Illinois 61104

Telephone Number (815) 968–2241

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

The number of shares outstanding of the registrant’s common stock, par value $0.22 per share, at July 31, 2003 was 24,947,621 shares.

AMCORE FINANCIAL, INC.

Form 10–Q Table of Contents

PART I. ITEM 1: Financial Statements

AMCORE Financial, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

			June 30, 2003	December 31, 2002
			( in thousands, except share data)
	ASSETS
	Cash and cash equivalents		$150,162	$145,224
	Interest earning deposits in banks		10,604	2,151
	Federal funds sold and other short-term investments		13,200	4,200
	Securities available for sale		1,099,514	1,173,461
	Loans held for sale		108,948	79,893
	Gross loans		2,884,591	2,883,717
	Allowance for loan losses		(42,154)	(35,214)

	Net loans		$2,842,437	$2,848,503
	Company owned life insurance		112,929	108,914
	Premises and equipment, net		61,553	57,911
	Goodwill		15,575	15,645
	Foreclosed real estate		3,604	3,415
	Other assets		72,697	81,397

	TOTAL ASSETS		$4,491,223	$4,520,714

	LIABILITIES
	Deposits:
	Demand deposits		$1,534,740	$1,372,446
	Savings deposits		189,422	135,720
	Other time deposits		1,659,711	1,786,496

	Total deposits		$3,383,873	$3,294,662
	Short-term borrowings		443,741	595,513
	Long-term borrowings		194,996	185,832
	Other liabilities		100,639	89,026

	TOTAL LIABILITIES		$4,123,249	$4,165,033

	STOCKHOLDERS’ EQUITY
	Preferred stock, $1 par value; authorized 10,000,000 shares; none issued		$—	$—
	Common stock, $0.22 par value; authorized 45,000,000 shares;
	June 30, 2003	December 31, 2002
Issued	29,803,739	29,785,861
Outstanding	24,880,834	24,788,510	6,619	6,615
	Additional paid-in capital		73,861	74,326
	Retained earnings		365,241	351,247
	Deferred compensation		(490)	(523)
	Treasury stock (6/30/03 - 4,922,905 shares; 12/31/02 - 4,997,351 shares)		(95,685)	(97,043)
	Accumulated other comprehensive income		18,428	21,059

	TOTAL STOCKHOLDERS’ EQUITY		$367,974	$355,681

	TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$4,491,223	$4,520,714

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	( in thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$44,448	$45,858	$89,775	$90,392
Interest on securities:
Taxable	$9,790	$14,156	$20,501	$26,160
Tax-exempt	2,300	2,890	4,820	5,888

Total Income from Securities	$12,090	$17,046	$25,321	$32,048

Interest on federal funds sold and other short-term investments	$39	$61	$54	$103
Interest and fees on loans held for sale	1,632	824	2,805	1,943
Interest on deposits in banks	8	27	15	41

Total Interest Income	$58,217	$63,816	$117,970	$124,527

INTEREST EXPENSE
Interest on deposits	$17,731	$23,906	$37,014	$46,820
Interest on short-term borrowings	2,720	4,506	5,892	8,618
Interest on long-term borrowings	2,673	3,211	5,455	6,717

Total Interest Expense	$23,124	$31,623	$48,361	$62,155

Net Interest Income	$35,093	$32,193	$69,609	$62,372
Provision for loan losses	4,729	2,653	17,304	5,293

Net Interest Income After Provision for Loan Losses	$30,364	$29,540	$52,305	$57,079

NON-INTEREST INCOME
Trust and asset management income	$5,677	$6,189	$11,415	$12,879
Service charges on deposits	4,638	4,113	9,036	7,980
Mortgage revenues	3,435	494	7,433	2,339
Company owned life insurance income	1,693	1,469	3,476	2,726
Gain (loss) on sale of branches	(24)	—	8,208	—
Gain on sale of loans	—	—	2,491	—
Other	3,080	3,119	5,598	5,834

Non-Interest Income, Excluding Net Security Gains	$18,499	$15,384	$47,657	$31,758
Net security gains	2,012	625	2,285	1,359

Total Non-Interest Income	$20,511	$16,009	$49,942	$33,117

OPERATING EXPENSES
Compensation expense	$15,974	$14,738	$31,796	$28,781
Employee benefits	3,926	3,519	8,595	7,688
Net occupancy expense	1,974	1,948	4,105	3,849
Equipment expense	2,088	1,932	4,545	3,784
Data processing expense	1,635	1,616	3,425	3,261
Professional fees	1,207	1,074	2,269	2,095
Communication expense	1,030	1,027	2,231	2,059
Advertising and business development	1,212	1,145	2,257	2,391
Amortization of intangible assets	35	36	70	71
Other	6,305	4,453	13,096	8,940

Total Operating Expenses	$35,386	$31,488	$72,389	$62,919

Income Before Income Taxes	$15,489	$14,061	$29,858	$27,277
Income taxes	4,262	3,478	7,910	6,768

Net Income	$11,227	$10,583	$21,948	$20,509

EARNINGS PER COMMON SHARE (EPS)
Basic	$0.45	$0.43	$0.88	$0.83
Diluted	$0.45	$0.42	$0.88	$0.82
DIVIDENDS PER COMMON SHARE	$0.16	$0.16	$0.32	$0.32
AVERAGE COMMON SHARES OUTSTANDING
Basic	24,877	24,686	24,835	24,648
Diluted	25,054	24,926	24,994	24,890

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except share data)
Balance at December 31, 2001	$6,605	$74,045	$323,615	$(2,107)	$(100,197)	$(301)	$301,660

Comprehensive Income:
Net Income	—	—	20,509	—	—	—	20,509

Current period SFAS No. 133 transactions	—	—	—	—	—	910	910
SFAS No. 133 reclassification to earnings	—	—	—	—	—	2,859	2,859
Income tax effect related to items of other comprehensive income	—	—	—	—	—	(1,470)	(1,470)

Net effect of SFAS No. 133	—	—	—	—	—	2,299	2,299

Unrealized holding gains on securities available for sale arising during the period	—	—	—	—	—	21,283	21,283
Less reclassification adjustment for security gains included in net income	—	—	—	—	—	(1,359)	(1,359)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	(7,826)	(7,826)

Net unrealized gains on securities available for sale	—	—	—	—	—	12,098	12,098

Comprehensive Income	—	—	20,509	—	—	14,397	34,906

Cash dividends on common stock -$0.32 per share	—	—	(7,890)	—	—	—	(7,890)
Purchase of 97,700 shares for the treasury	—	—	—	—	(2,173)	—	(2,173)
Reissuance of 347 treasury shares under non-employee directors stock plan	—	4	—	(17)	13	—	—
Deferred compensation expense	—	(389)	—	1,221	—	—	832
Reissuance of 162,440 treasury shares for incentive plans	—	(888)	—	35	3,668	—	2,815
Issuance of 31,493 common shares for Employee Stock Plan	7	560	—	—	—	—	567

Balance at June 30, 2002	$6,612	$73,332	$336,234	$(868)	$(98,689)	$14,096	$330,717

Balance at December 31, 2002	$6,615	$74,326	$351,247	$(523)	$(97,043)	$21,059	$355,681

Comprehensive Income:
Net Income	—	—	21,948	—	—	—	21,948

Current period SFAS No. 133 transactions	—	—	—	—	—	—	—
SFAS No. 133 reclassification to earnings	—	—	—	—	—	(1,154)	(1,154)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	450	450

Net effect of SFAS No. 133	—	—	—	—	—	(704)	(704)

Unrealized holding losses on securities available for sale arising during the period	—	—	—	—	—	(991)	(991)
Less reclassification adjustment for security gains included in net income	—	—	—	—	—	(2,285)	(2,285)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	1,349	1,349

Net unrealized losses on securities available for sale	—	—	—	—	—	(1,927)	(1,927)

Comprehensive Income	—	—	21,948	—	—	(2,631)	19,317

Cash dividends on common stock - $0.32 per share	—	—	(7,954)	—	—	—	(7,954)
Purchase of 114,621 shares for the treasury	—	—	—	—	(2,703)	—	(2,703)
Deferred compensation expense	—	56	—	169	—	—	225
Reissuance of 189,067 treasury shares for incentive plans	—	(851)	—	(136)	4,061	—	3,074
Issuance of 17,878 common shares for Employee Stock Plan	4	330	—	—	—	—	334

Balance at June 30, 2003	$6,619	$73,861	$365,241	$(490)	$(95,685)	$18,428	$367,974

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
	(in thousands)
Cash Flows From Operating Activities
Net income	$21,948	$20,509
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	3,119	2,950
Amortization and accretion of securities, net	5,427	3,043
Provision for loan losses	17,304	5,293
Amortization of intangible assets	70	71
Gain on branch sales	(8,208)	—
Net securities gains	(2,285)	(1,359)
Net gain on sale of loans held for sale	(9,576)	(2,793)
Net gain on sale of loans	(2,491)	—
Deferred income tax benefit	(3,333)	(362)
Originations of loans held for sale	(497,781)	(210,946)
Proceeds from sales of loans held for sale	478,302	284,018
Tax benefit on exercise of stock options	(551)	(673)
Other, net	20,623	(14,233)

Net cash provided by operating activities	$22,568	$85,518

Cash Flows From Investing Activities
Proceeds from maturities of securities available for sale	$308,650	$172,682
Proceeds from sales of securities available for sale	76,640	38,737
Purchase of securities available for sale	(317,762)	(356,073)
Net (increase) decrease in federal funds sold and other short-term investments	(9,000)	300
Net increase in interest earning deposits in banks	(8,453)	(8,200)
Net increase in loans	(166,113)	(194,890)
Investment in company owned life insurance	(1,055)	(3,248)
Premises and equipment expenditures, net	(9,096)	(2,692)
Proceeds from the sale of foreclosed real estate	2,178	5,435

Net cash used for investing activities	$(124,011)	$(347,949)

Cash Flows From Financing Activities
Net increase in demand deposits and savings accounts	$280,447	$48,530
Net (decrease) increase in time deposits	(67,055)	175,859
Net (decrease) increase in short-term borrowings	(151,808)	22,632
Proceeds from long-term borrowings	25,000	—
Payment of long-term borrowings	(15,800)	(478)
Proceeds from the sale of loans	107,734	—
Net payments to settle branch sales	(65,439)	—
Dividends paid	(7,954)	(7,890)
Issuance of common shares for employee stock plan	334	567
Reissuance of treasury shares for incentive plans	3,625	3,488
Purchase of shares for treasury	(2,703)	(2,173)

Net cash (used for) provided by financing activities	$106,381	$240,535

Net change in cash and cash equivalents	$4,938	$(21,896)
Cash and cash equivalents:
Beginning of year	145,224	134,244

End of period	$150,162	$112,348

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$41,108	$44,078
Interest paid on borrowings	11,727	17,134
Income tax payments	13,248	5,070

Non-Cash Investing and Financing
Foreclosed real estate - acquired in settlement of loans	2,568	3,660
Transfer current portion of long-term borrowings to short-term borrowings	36	50,000

Balance changes resulting from branch sales are excluded from individual line items such as deposits, loans, and fixed assets.

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions for Form 10–Q and Rule 10–01 of Regulation S–X. These financial statements include all adjustments (consisting of normal recurring accruals) that in the opinion of management are considered necessary for the fair presentation of the financial position and results of operations for the periods shown. Certain prior year amounts may be reclassified to conform to the current year presentation.

Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10–K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2002.

New Accounting Standards

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 expands the information required to be disclosed by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. In addition, FIN 34, “Disclosure of Indirect Guarantees of Others,” is rescinded, though the guidance contained therein has been carried forward into FIN 45 without modification. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. Adoption of the Interpretation did not have a material effect on the Company’s Consolidated Financial Statements. See Note 10 of the Notes to the Consolidated Financial Statements.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 9 of the Notes to the Consolidated Financial Statements.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain variable interest entities (“VIEs”) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of this Interpretation are effective for newly created VIEs formed after January 31, 2003, and for existing VIEs on the first interim or annual reporting period beginning after June 15, 2003. The Company has no newly formed VIEs subject to the January 31, 2003 effective date. The Company will adopt the provisions of FIN 46 for existing VIEs on July 1, 2003. The Company is in the process of determining whether consolidation of various affordable housing tax credit projects will be necessary in the third quarter of 2003 to reflect the July 1, 2003 effective date. Consolidation of these entities, if required, is not expected to have a material effect on the consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In addition, SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions) and for hedging relationships designated after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS

No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity’s other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No.150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares be classified as liabilities. SFAS No. 150 amends SFAS No. 128, Earnings Per Share, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and nullifies (or partially nullifies) various EITF consensuses. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. The Company does not expect the adoption will have a material impact on the consolidated financial statements.

Completed Divestitures

During the first quarter of 2003, AMCORE Bank, N.A. (the “BANK”) sold six Wisconsin branches in Clinton, Darien, Montello, Kingston, Dalton and Westfield, resulting in $8.2 million pre-tax or $4.9 million in after-tax gains, net of associated costs. For the six branches sold, $47.8 million in loans, $124.6 in deposits and $2.1 million in premises and equipment were transferred to the respective buyers.

NOTE 2 – SECURITIES

A summary of securities at June 30, 2003 and December 31, 2002 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
At June 30, 2003
Securities Available for Sale:
U.S. Treasury	$5,000	$46	$—	$5,046
U.S. Government agencies	3,690	8	(2)	3,696
Agency mortgage-backed securities	763,226	14,044	(885)	776,385
State and political subdivisions	168,533	13,041	—	181,574
Corporate obligations and other	131,090	2,292	(569)	132,813

Total Securities Available for Sale	$1,071,539	$29,431	$(1,456)	$1,099,514

At December 31, 2002
Securities Available for Sale:
U.S. Treasury	$5,002	$15	$—	$5,017
U.S. Government agencies	3,841	17	(4)	3,854
Agency mortgage-backed securities	730,969	21,801	(421)	752,349
State and political subdivisions	215,109	11,129	(4)	226,234
Corporate obligations and other	187,289	2,304	(3,586)	186,007

Total Securities Available for Sale	$1,142,210	$35,266	$(4,015)	$1,173,461

Realized gross gains resulting from the sale of securities available for sale were $2.0 million and $625,000 for the three months ended June 30, 2003 and 2002, respectively, and $2.6 and $1.4 million for the six months ended June 30, 2003 and 2002, respectively. There were no realized gross losses for the three months ended June 30, 2003 and 2002. Realized gross losses were $358,000 and $0 for the six month periods ended June 30, 2003 and 2002, respectively. At June 30, 2003 and 2002, securities with a fair value of $767.2 million and $954.9 million, respectively, were pledged to secure public deposits, securities under agreements to repurchase and for other purposes required by law.

NOTE 3 – LOANS

The composition of the loan portfolio at June 30, 2003 and December 31, 2002 was as follows:

	June 30, 2003	December 31, 2002
	(in thousands)
Commercial, financial and agricultural	$740,296	$760,950
Real estate-construction	154,440	142,844
Real estate-commercial	1,052,097	925,003
Real estate-residential	391,852	449,330
Installment and consumer	545,469	604,663
Direct lease financing	437	927

Gross loans	$2,884,591	$2,883,717
Allowance for loan losses	(42,154)	(35,214)

Net Loans	$2,842,437	$2,848,503

Total loans transferred and sold during the six months ended June 30, 2003 as a result of branch sales and securitization was $153.8 million. A gain of $2.5 million was recognized on the securitization of $106.0 million in indirect automobile loans. For further information on the securitization, see Note 5 of the Notes to the Consolidated Financial Statements. Loans transferred in the branch sales transactions totaled $47.8 million.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s intangible asset values by segment at June 30, 2003 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Amortized Intangible Assets
Core Deposits - Retail Banking	$683	$633	$50
- Commercial Banking	293	272	21

Total Amortized Intangible Assets	$976	$905	$71

Unamortized Intangible Assets
Goodwill - Trust and Asset Management			$9,622
- Retail Banking			3,572
- Commercial Banking			2,381

Total Unamortized Intangible Assets			$15,575

Total Intangibles (net)			$15,646

The current and estimated amortization expense by segment is as follows:

	Retail Banking	Commercial Banking	Total
	(in thousands)
Aggregate Amortization Expense
For Quarter Ended 6/30/03	$25	$10	$35
For Six Months Ended 6/30/03	49	21	70
Estimated Amortization Expense
For Remainder of Year Ending 12/31/03	$50	$21	$71

Total estimated amortization expense			$71

Changes in the carrying amount of goodwill for the six months ended June 30, 2003 were related to the sale of six bank branches in the first quarter of 2003. The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows:

	Retail Banking	Commercial Banking	Total
	(in thousands)
Balance as of January 1, 2003	$3,614	$2,409	$6,023
Goodwill related to branches sold	42	28	70

Balance as of June 30, 2003	$3,572	$2,381	$5,953

The Originated Mortgage Servicing Right (“OMSR”) asset values which are recorded in Other Assets are all included in the Mortgage Banking Segment. The June 30, 2003 balances are in the table below. The OMSR Valuation Allowance was $3.36 million at December 31, 2002.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Capitalized OMSR	$28,385	$17,418	$10,967
Less: OMSR Valuation Allowance			(4,432)

Net OMSR			$6,535

The current and estimated OMSR amortization expense on the Company’s OMSR asset are as follows:

Mortgage Banking
(in thousands)
Aggregate Amortization Expense
For Quarter Ended 6/30/03	$2,147
For Six Months Ended 6/30/03	3,797
Estimated Amortization Expense
For Remainder of Year Ending 12/31/03	$3,126
For Year Ending 12/31/04	2,352
For Year Ending 12/31/05	1,372
For Year Ending 12/31/06	1,029
For Year Ending 12/31/07	618
For Year Ending 12/31/08	494
Thereafter	1,976

Total	$10,967

The weighted-average amortization period for OMSR retained during the second quarter of 2003 was 10.9 years. The unpaid principal balance of mortgage loans serviced for others, including mortgage loans held for sale, was $1.10 billion as of June 30, 2003. This compares to $999.6 million as of June 30, 2002.

NOTE 5 – SALE OF RECEIVABLES

There were no sales of indirect automobile loans into a securitization transaction during the second quarter 2003 or 2002. Year-to-date 2003, the Company sold $106.0 million of indirect automobile loans in a securitization transaction, reporting a net after-tax gain of $1.5 million. There were no sales during the comparable period in 2002. Upon securitization, the net carrying amount of the loans is removed from the consolidated balance sheet in exchange for cash and certain retained interests. The retained interests included rights to service the loans that were sold (the “Servicing Rights”) and an interest in residual cash flows (the “Interest-Only Strip”). The Interest-Only Strip includes the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the “Excess Spread”) plus an interest in sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the “Credit Enhancement” or “Overcollateralization”). These retained interests were allocated a carrying value of $9.2 million.

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

Key economic assumptions used in measuring the retained interests at the date of the securitization and as of June 30, 2003 including the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

		As of June 30, 2003
	Loans Sold During 2003	Actual	10% Adverse Change	20% Adverse Change
	(in thousands)
Prepayment speed assumptions
Prepayment speed	1.7%	2.5%	2.7%	3.0%
Weighted average life (in months)	19.5	16.0	15.4	14.7
Fair value of retained interests	$9,418	$14,436	$14,362	$14,297
Change in fair value	$—	$—	$(74)	$(139)
Expected credit loss assumptions
Expected credit losses (loss to liquidation)	1.9%	1.8%	2.0%	2.2%
Fair value of retained interests	$9,418	$14,436	$14,220	$14,013
Change in fair value	$—	$—	$(216)	$(423)
Residual cash flow discount rate assumptions
Residual cash flow discount rate (annual)	20%	17.3%	19.1%	20.8%
Fair value of retained interests	$9,418	$14,436	$14,170	$13,914
Change in fair value	$—	$—	$(266)	$(522)

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

Total cash flows attributable to the indirect automobile loan securitization transactions was an inflow of $2.2 million and $603,000 for the second quarters of 2003 and 2002, respectively. The following table summarizes the various cash flows received from and paid to the securitization trust:

	Proceeds From Securitizations	Servicing Fees Collected	Other Cash Flows	Fees Paid
	(in thousands)
Cash flows received from trust in 2003	$—	$251	$1,900	$—
Cash flows received from trust in 2002	$—	$127	$476	$—

Other retained interests represents net cash flows received from retained interests by the transferor other than servicing fees. Other cash flows include, for example, gross cash flows from Interest-Only Strips, net of reductions in such cash flows for loan defaults, including the release of excess Overcollateralization funds.

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

	Total Principal Amount of Loans		Principal Amount of Delinquent Loans		Net Credit Losses Year-to-Date
	As of June 30
	2003	2002	2003	2002	2003	2002
	(in thousands)
Held in portfolio	$457,948	$426,851	$5,812	$5,363	$2,043	$1,281
Securitized	121,639	57,322	1,578	1,580	571	463

Total	$579,587	$484,173	$7,390	$6,943	$2,614	$1,744

Actual and projected static pool credit losses, as a percentage of indirect automobile loans securitized are 1.03%, 1.44% and 1.79% as of the quarters ended June 30, 2003, 2004, and 2005, respectively. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amounts shown here for each year are a weighted average for all indirect automobile loan securitizations.

NOTE 6 – SHORT-TERM BORROWINGS

Short-term borrowings at June 30, 2003 and December 31, 2002 consisted of the following:

	June 30, 2003	December 31, 2002
	(in thousands)
Securities sold under agreements to repurchase	$362,603	$416,760
Federal Home Loan Bank borrowings	33,022	83,022
Federal funds purchased	31,625	55,323
U.S. Treasury tax and loan note accounts	11,724	28,408
Commercial paper borrowings	4,767	12,000

Total short-term borrowings	$443,741	$595,513

NOTE 7 – LONG-TERM BORROWINGS

Long-term borrowings at June 30, 2003 and December 31, 2002 consisted of the following:

	June 30, 2003	December 31, 2002
	(in thousands)
Federal Home Loan Bank borrowings	$168,930	$159,765
Capital Trust preferred securities	25,000	25,000
Capitalized Lease Obligation and other	1,066	1,067

Total Long-Term Borrowings	$194,996	$185,832

The Company periodically borrows additional funds from the Federal Home Loan Bank (“FHLB”) in connection with the purchase of mortgage-backed securities and the financing of 1-to-4 family real estate loans. Certain FHLB borrowings have prepayment penalties and call features associated with them. The average maturity of these borrowings at June 30, 2003 is 4.19 years, with a weighted average borrowing rate of 4.58%. The Company reclassifies FHLB borrowings to short term borrowings when the remaining maturity becomes less than one year.

Reductions of FHLB borrowings with call features, assuming they are called at the earliest call date, total $127.0 million in 2003.

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

Scheduled reductions of long-term borrowings are as follows:

Total
(in thousands)
2004	$25,010
2005	20,187
2006	16,722
2007	28
2008	80,032
Thereafter	53,017

Total	$194,996

During the first quarter of 2003, the Company extinguished $15.8 million of above-market interest rate FHLB debt early and replaced the debt with lower cost funding. A prepayment penalty of $1.6 million on the early extinguishment is recorded in the ‘other’ line of operating expenses in the Consolidated Statement of Income for the six months ended June 30, 2003.

NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

The Company uses certain financial instruments called derivatives to help manage (“Hedge”) its risk or exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives used most often are interest rate swaps, caps, collars and floors (collectively, “Interest Rate Derivatives”), mortgage loan commitments and forward contracts. Interest Rate Derivatives are contracts with a third party (the “Counter-party”) to exchange interest payment streams based upon an assumed principal amount (the “Notional Principal Amount”). The Notional Principal Amount is not advanced from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams. The Company also has a deposit product whose interest rate is tied to the S & P 500 Index. The longest-term derivative that the Company has used to Hedge its interest rate exposure expires in September 2004.

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

All derivatives are recognized at fair value in the Consolidated Balance Sheets. Changes in fair value for derivatives that are not Hedges are recognized in the Consolidated Statement of Income (“Income Statement”) as they arise. If the derivative is a Hedge, depending on the nature of the Hedge, changes in the fair value of the derivative are either offset in the Income Statement or recorded as a component of other comprehensive income

(“OCI”) in the Consolidated Statement of Stockholders’ Equity. If the derivative is designated as a fair value Hedge, the changes in the fair value of the derivative and of the Hedged Item attributable to the Hedged risk are recognized in the Income Statement. To the extent that fair value Hedges are highly effective, changes in the fair value of the derivatives will largely be offset by changes in the fair values of the Hedged Items. If the derivative is designated as a cash flow Hedge, changes in the fair value of the derivative due to the passage of time (“Time Value”) are excluded from the assessment of Hedge effectiveness and therefore flow through the Income Statement for each period. The effective portion of the remaining changes in the fair value of the derivative (“Intrinsic Value”) are recorded in OCI and are subsequently recognized in the Income Statement when the Hedged Item affects earnings. Ineffective portions of changes in the fair value of cash flow Hedges are recognized in the Income Statement. Hedge ineffectiveness is caused when the change in expected future cash flows or fair value of a Hedged Item does not exactly offset the change in the future expected cash flows or fair value of the derivative instrument, and is generally due to differences in the interest rate indices or interest rate reset dates. All derivatives, with the exception of the deposit product tied to the S&P 500 Index and a $50,000 swap left unhedged due to the call of the Hedged Item, qualify and have been designated as Hedges.

Also considered derivatives are 1-to-4 family residential mortgage loan commitments (the “Commitments”) and forward mortgage loan sales (the “Forward Contracts”) to the secondary market (collectively “Mortgage Loan Derivatives”) which are reported at fair value on the balance sheet. Changes in the fair value of the Mortgage Loan Derivatives are included in other income or expense as they occur. However, since the Company’s Forward Contracts qualify and have been designated as fair value Hedges of its portfolio of loans held for sale (the “Warehouse Loans”) as well as a Hedge of its Commitments, the Warehouse Loans are also adjusted to fair value. The change in fair value of Warehouse Loans is recorded in other income or expense as it occurs. To the extent that the Company’s Forward Contracts are highly effective, the changes in the fair value of the Forward Contracts will largely offset changes in the fair value of the Commitments and Warehouse Loans.

The Income Statement for the three months ended June 30, 2003 included the following derivative related activity in other non-interest income: no income or loss due to the change in the Time Value component of the market value of cash flow Hedges, no income or loss related to the ineffective portion of the cash flow Hedges, $271,000 loss related to Mortgage Loan Derivatives (net of the corresponding mark-to-market adjustment on Hedged Warehouse Loans), and no income or loss related to the S & P 500 Index embedded derivative. These items, net of taxes of $106,000, totaled $165,000 in losses recorded for the quarter ended June 30, 2003.

The Income Statement for the six months ended June 30, 2003 included the following derivative related activity in other non-interest income: $2,000 loss due to the decrease in the Time Value component of the market value of cash flow Hedges, no income or loss related to the ineffective portion of the cash flow Hedges, $351,000 loss related to Mortgage Loan Derivatives (net of the corresponding mark-to-market adjustment on Hedged Warehouse Loans), and no income or loss related to the S & P 500 Index embedded derivative. These items, net of taxes of $138,000, totaled $215,000 in losses recorded for the six months ended June 30, 2003.

The Income Statement for the three months ended June 30, 2002 included the following derivative related activity in other non-interest income: $14,000 loss due to the decrease in the Time Value component of the market value of cash flow Hedges, $5,000 income related to the ineffective portion of the cash flow Hedges, $187,000 income related to Mortgage Loan Derivatives (net of the corresponding mark-to-market adjustment on Hedged Warehouse Loans held for sale), and $1,000 income related to the S & P 500 Index embedded derivative. These items, net of taxes of $70,000, totaled income of $109,000 recorded for the quarter ended June 30, 2002.

The Income Statement for the six months ended June 30, 2002 included the following derivative related activity in other non-interest income: $37,000 loss due to the decrease in the Time Value component of the market value of cash flow Hedges, $18,000 income related to the ineffective portion of the cash flow Hedges, $124,000 income related to Mortgage Loan Derivatives (net of the corresponding mark-to-market adjustment on Hedged Warehouse Loans), and no income or loss related to the S & P 500 Index embedded derivative. These items, net of taxes of $41,000, totaled $64,000 in income recorded for the six months ended June 30, 2002.

Reclassification from OCI to the Income Statement occurs each period as continuing cash flow payments bring the Intrinsic Value component of the market value of each cash flow Hedge closer to zero. Reclassifications may also occur, as yield adjustments in the same period the Hedged Items affect earnings, in the event cash flow Hedges no longer meet the requirements to qualify for Hedge accounting or are sold. During 2002, swaps that were Hedging prime based loan cash flows were sold, for which the Company received $3.3 million plus accrued interest. For the quarter ended June 30, 2003, $577,000 of pre-tax gain was amortized (reclassified) from OCI to the Income Statement as additional interest income. For the six months ended June 30, 2003, $1.2 million of pre-

tax gain was amortized (reclassified) from OCI to the Income Statement as additional interest income. During the three months ended June 30, 2002, $1.3 million (pre-tax) of the net derivative losses included in OCI was reclassified to the Income Statement as additional interest expense. During the six months ended June 30, 2002, $2.9 million (pre-tax) of the net derivative losses included in OCI was reclassified to the Income Statement as additional interest expense. The 2002 reclassifications occurred mostly through the normal postings of cash receipts and cash payments related to the derivatives and the Hedged Items.

NOTE 9 – STOCK INCENTIVE PLANS

At June 30, 2003, the Company had various stock-based compensation plans that are described more fully in Note 13 included in the Form 10–K Annual Report of the Company for the year ended December 31, 2002. During the second quarter of 2003, 294,000 stock options were granted in connection with the Company’s annual grant. The Company accounts for these plans under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based compensation cost for option grants under these plans is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company’s Employee Stock Purchase Plan (“ESPP”) allows participating employees to purchase the Corporation’s common stock at an exercise price of 85% of the lower of the closing price of the Company’s common stock on the Nasdaq National Market on the first or last day of each offering period. No charge to earnings is recorded with respect to the ESPP. Accordingly, the Pro Forma table below includes fair value compensation expense in the amount of the 15% discount between the stock price and the option exercise price.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to all stock-based compensation. The fair values were calculated using a Black-Scholes option pricing model.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net Income:
As reported	$11,227	$10,583	$21,948	$20,509
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(769)	(715)	(1,402)	(1,288)

Pro forma	$10,458	$9,868	$20,546	$19,221

Basic earnings per share:
As reported	$0.45	$0.43	$0.88	$0.83
Pro forma	0.42	0.40	0.83	0.78
Diluted earnings per share:
As reported	$0.45	$0.42	$0.88	$0.82
Pro forma	0.42	0.40	0.82	0.77

NOTE 10 – CONTINGENCIES AND GUARANTEES

Contingencies:

Management believes that no litigation is threatened or pending in which the Company faces potential loss or exposure which will materially affect the Company’s consolidated financial position or consolidated results of operations. Since the Company’s subsidiaries act as depositories of funds, trustee and escrow agents, they occasionally are named as defendants in lawsuits involving claims to the ownership of funds in particular accounts. This and other litigation is incidental to the Company’s business.

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

Both financial and performance standby letters of credit are typically issued for a period of one year to five years, but can be extended depending on the BANK customer’s needs. As of June 30, 2003, the maximum remaining term for any outstanding standby letters of credit was approximately seven years, expiring on April 15, 2010. A fee of one to two percent of face value is normally charged to the BANK customer and is recognized as income over the life of the standby letter of credit. The carrying value of deferred fees as of June 30, 2003 was $1.6 million.

At June 30, 2003, the contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay under the guarantees, was $166.1 million, with $144.4 million in financial standby letters of credit and $21.7 million in performance standby letters of credit.

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

NOTE 11 – EARNINGS PER SHARE (EPS)

Earnings per share calculations are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net Income	$11,227	$10,583	$21,948	$20,509
Basic earnings per share:
Average basic shares outstanding	24,877	24,686	24,835	24,648

Earnings per share	$0.45	$0.43	$0.88	$0.83

Diluted earnings per share:
Weighted average shares outstanding	24,877	24,686	24,835	24,648
Dilutive shares	171	238	153	240
Contingently issuable shares	6	2	6	2

Average diluted shares outstanding	25,054	24,926	24,994	24,890

Diluted earnings per share	$0.45	$0.42	$0.88	$0.82

Basic EPS is computed by dividing net income available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding.

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

NOTE 12 – SEGMENT INFORMATION

AMCORE’s internal reporting and planning process focuses on its four primary business Segment(s): Commercial Banking, Retail Banking, Trust and Asset Management, and Mortgage Banking. The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray each Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an appropriate allocation of shared support function expenses. The Commercial, Retail and Mortgage Banking Segments also include fund transfer adjustments to appropriately reflect the cost of funds on loans made and funding credits on deposits generated. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2002.

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

Total Segment results differ from consolidated results primarily due to inter-segment eliminations, certain corporate administration costs, items not otherwise allocated in the management accounting process and treasury and investment activities. The impact of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and are included in the “Other” column.

The Company provides Commercial and Retail banking services through its 60 banking locations. The Commercial Banking Segment provides services including lending, business checking and deposits, cash management, merchant card services and other traditional as well as e-commerce commercial banking services to large and small business customers. The Retail Banking Segment provides services including direct and indirect lending, checking, savings, money market and certificate of deposit (CD) accounts, safe deposit rental, automated teller machines and other traditional and e-commerce retail banking services to individual customers. The Trust and Asset Management segment provides trust, investment management, employee benefit recordkeeping and administration and brokerage services. It also acts as advisor and provides fund administration to the Vintage Mutual Funds and various public fund programs. These products are distributed nationally (i.e. Vintage Equity Fund is available through Charles Schwab, One Source™), regionally to institutional investors and corporations, and locally through AMCORE’s banking locations. The Mortgage Banking segment provides a variety of mortgage lending products to meet its customer needs. It sells a majority of these loans to the secondary market and continues to service most of the loans sold.

	Operating Segments
	Commercial Banking	Retail Banking	Trust and Asset Management	Mortgage Banking	Other	Consolidated
	(dollars in thousands)
For the three months ended June 30, 2003

Net interest income	$19,630	$11,476	$11	$3,650	$326	$35,093
Non-interest income	1,761	3,597	6,550	3,185	5,418	20,511

Total revenue	21,391	15,073	6,561	6,835	5,744	55,604
Provision for loan losses	3,110	1,498	—	121	—	4,729
Depreciation and amortization	172	508	109	10	734	1,533
Other non-interest expense	7,628	9,625	4,957	4,189	7,454	33,853

Pretax earnings (loss)	10,481	3,442	1,495	2,515	(2,444)	15,489
Income taxes (benefits)	3,711	1,277	617	933	(2,276)	4,262

Earnings (loss)	$6,770	$2,165	$878	$1,582	$(168)	$11,227

Segment profit percentage	59.4%	19.0%	7.7%	13.9%	N/A	100.0%

For the three months ended June 30, 2002

Net interest income	$15,026	$10,807	$33	$3,278	$3,049	$32,193
Non-interest income	1,655	3,647	6,861	688	3,158	16,009

Total revenue	16,681	14,454	6,894	3,966	6,207	48,202
Provision for loan losses	1,089	1,551	—	13	—	2,653
Depreciation and amortization	150	562	87	8	719	1,526
Other non-interest expense	6,721	9,997	5,260	2,602	5,382	29,962

Pretax earnings	8,721	2,344	1,547	1,343	106	14,061
Income taxes (benefits)	3,007	861	620	493	(1,503)	3,478

Earnings	$5,714	$1,483	$927	$850	$1,609	$10,583

Segment profit percentage	63.7%	16.5%	10.3%	9.5%	N/A	100.0%

	Operating Segments
	Commercial Banking	Retail Banking	Trust and Asset Management	Mortgage Banking	Other	Consolidated
	(dollars in thousands)
For the six months ended June 30, 2003

Net interest income	$38,065	$22,982	$23	$6,982	$1,557	$69,609
Non-interest income	5,758	15,494	13,077	7,107	8,506	49,942

Total Revenue	43,823	38,476	13,100	14,089	10,063	119,551
Provision for loan and lease losses	13,271	3,521	—	512	—	17,304
Depreciation and amortization	344	1,038	224	19	1,563	3,188
Other non-interest expense	15,642	19,449	10,154	7,770	16,186	69,201

Pretax earnings (loss)	14,566	14,468	2,722	5,788	(7,686)	29,858
Income taxes (benefits)	5,036	5,341	1,115	2,128	(5,710)	7,910

Earnings (loss)	$9,530	$9,127	$1,607	$3,660	$(1,976)	$21,948

Segment profit percentage	39.8%	38.2%	6.7%	15.3%	N/M	100.0%

Assets	$1,939,166	$765,844	$18,590	$335,354	$1,432,269	$4,491,223

For the six months ended June 30, 2002

Net interest income	$28,949	$20,808	$67	$6,832	$5,716	$62,372
Non-interest income	3,415	6,574	14,083	2,489	6,556	33,117

Total Revenue	32,364	27,382	14,150	9,321	12,272	95,489
Provision for loan and lease losses	2,672	2,532	—	89	—	5,293
Depreciation and amortization	281	1,125	170	15	1,433	3,024
Other non-interest expense	13,339	19,733	10,805	5,369	10,649	59,895

Pretax earnings	16,072	3,992	3,175	3,848	190	27,277
Income taxes (benefits)	5,486	1,472	1,277	1,412	(2,879)	6,768

Earnings	$10,586	$2,520	$1,898	$2,436	$3,069	$20,509

Segment profit percentage	60.7%	14.4%	10.9%	14.0%	N/M	100.0%

Assets	$1,657,262	$732,439	$21,737	$378,768	$1,496,720	$4,286,926

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and Subsidiaries (“AMCORE” or the “Company”) consolidated financial condition as of June 30, 2003 compared to December 31, 2002 and the consolidated results of operations for the three and six months ended June 30, 2003 compared to the same periods in 2002. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

FACTORS INFLUENCING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains, and our periodic filings with the Securities and Exchange Commission and written or oral statements made by the Company’s officers and directors to the press, potential investors, securities analysts and others will contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of AMCORE. Statements that are not historical facts, including statements about beliefs and expectations, are forward-looking statements. These statements are based upon beliefs and assumptions of AMCORE’s management and on information currently available to such management. The use of the words “believe”, “expect”, “anticipate”, “plan”, “estimate”, “should”, “may”, “will” or similar expressions identify forward-looking statements. Forward-looking statements speak only as of the date they are made, and AMCORE undertakes no obligation to update publicly any forward-looking statements in light of new information or future events.

Contemplated, projected, forecasted or estimated results in such forward-looking statements involve certain inherent risks and uncertainties. A number of factors – many of which are beyond the ability of the Company to control or predict – could cause actual results to differ materially from those in its forward-looking statements. These factors include, among others, the following possibilities: (I) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new or existing competitors; (II) adverse state, local and federal legislation and regulation; (III) failure to obtain new customers and retain existing customers; (IV) inability to carry out marketing and/or expansion plans; (V) ability to attract and retain key executives or personnel; (VI) changes in interest rates including the effect of prepayment; (VII) general economic and business conditions which are less favorable than expected; (VIII) equity and fixed income market fluctuations; (IX) unanticipated changes in industry trends; (X) unanticipated changes in credit quality and risk factors; (XI) success in gaining regulatory approvals when required; (XII) changes in Federal Reserve Board monetary policies; (XIII) unexpected outcomes on existing or new litigation in which AMCORE, its subsidiaries, officers, directors or employees are named defendants; (XIV) technological changes; (XV) changes in accounting principles generally accepted in the United States of America; (XVI) changes in assumptions or conditions affecting the application of “critical accounting policies”; (XVII) inability of third-party vendors to perform critical services for the Company or its customers; and (XVIII) disruption of operations caused by the conversion of core bank data processing systems.

OVERVIEW OF OPERATIONS

AMCORE reported net income of $11.2 million for the three months ended June 30, 2003. This compares to $10.6 million for the same period in 2002, representing an increase of $644,000 or 6.1%. Net income for the six months ended June 30, 2003 was $21.9 million, an increase of $1.4 million or 7.0% from the $20.5 million reported for the same period in 2002.

Diluted earnings per share were $0.45 and $0.88 for the three and six months ended June 30, 2003, respectively, compared to $0.42 and $0.82 for the same periods in 2002. This represents an increase of 7.1% and 7.3% for the three and six month periods, respectively.

AMCORE’s annualized return on average equity for the second quarter and year-to-date for 2003 was 12.33% and 12.17%, respectively. Annualized return on average equity for the comparable periods in 2002 was 13.29% and 13.16%. The annualized return on average assets was 1.03% for the second quarter of 2003 and 1.00% for the 2003 year-to-date period, and was 1.01% for both the second quarter and year-to-date periods in 2002.

Branch Strategy

During 2001, the Company launched the first phase (“Phase I”) of a strategic initiative to reallocate capital to higher growth midwestern markets, particularly along the I-90 growth corridor between Chicago’s northwest suburbs and Madison, Wisconsin and, more recently, the Milwaukee, Wisconsin market (the “Branch Expansion”). The Company’s strategy is to move into a new market where there are strong population growth rates and high concentrations of mid-size businesses, with a seasoned commercial service staff in a leased facility. Once a book of business is developed and the branch becomes profitable, a more permanent site for a full service retail facility is sought. At the same time, AMCORE has exited certain markets that no longer fit its growth objectives (the “Branch Sales”).

During 2001, the Company’s banking subsidiary (the “BANK”) sold seven Illinois branches and in 2002 closed one additional branch. For the seven Illinois Branch Sales, $65.1 million in loans, $170.8 million in deposits and $1.4 million in premises and equipment were transferred to the respective buyers resulting in net after-tax gains of $6.3 million (the “Branch Gain(s)”). Loans and deposits for the closed branch were transferred to nearby BANK branches. During the first quarter of 2003, the BANK sold six Wisconsin branches in Clinton, Darien, Montello, Kingston, Dalton and Westfield. Combined loans, deposits and premises and equipment of $47.8 million, $124.6 million and $2.1 million, respectively, were transferred to the respective buyers of the Wisconsin branches, resulting in a pre-tax gain of $8.2 million or a net after-tax gain of $4.9 million (also referred to as “Branch Gain(s)”).

Branch Expansion activities in 2001 included two new offices: one on Rockford’s east side and one in Geneva, Illinois, an affluent Chicago suburb. During 2002, the BANK opened four commercial loan offices and three full-service branches. The commercial loan offices included three in the Chicago suburbs of Schaumburg, Lincolnshire and Des Plaines, Illinois and one on the east side of Madison, Wisconsin. The full-service branches included one each in St. Charles and McHenry, Illinois and one along the beltway in Madison. As a result of the new office openings, a limited branch office in Geneva, Illinois and a smaller full-service branch in downtown McHenry, Illinois were closed. During the first six months of 2003, the BANK opened three new branches, including a limited branch office in Aurora, Illinois, a full-service branch on Rockford’s northwest side which replaced an in-store supermarket branch, and a limited branch office for commercial services in Waukesha, Wisconsin, a suburb of Milwaukee. Combined, the new locations have generated $389.2 million in loans and $113.1 million in deposits as of June 30, 2003. The impact of the Branch Expansion was not dilutive for the second quarter of 2003 but was dilutive $0.02 for the year-date period. This compares to dilution of $0.01 for the second quarter of 2002 and $0.02 for the year-to-date period ending June 30, 2002.

A full-service branch was opened in South Elgin, Illinois in July 2003. During the remainder of 2003, the Company plans to open seven more branches. The branches will include a limited branch office in Oak Brook, Illinois and full-service facilities in the following communities: two facilities each in Elgin, Illinois and Madison, Wisconsin, and one facility each in Algonquin, Illinois and Machesney Park, Illinois. In connection with the opening of these locations, the Company will close its Cubs Food in-store branch in Loves Park, Illinois, and plans to convert three limited branch offices to full service hubs in 2004. Total capital expenditures for these locations, including the three new branches opened in the first six months of 2003, are estimated at approximately $28 million. The total expected impact on 2003 earnings of all offices opened since April 2001 is a decrease of five to nine cents per share as start-up costs initially outpace net revenues. The original estimated dilution of $0.10 to $0.15 per share for the year has been reduced due to better than expected year-to-date results. Despite this dilutive impact, AMCORE expects year-over-year growth in earnings per share from improvements in existing business performance during 2003.

On May 12, 2003, the Company announced the second phase of its Branch Expansion program (“Phase II”), authorizing $30 million in incremental capital investment. These funds will be used to open new full-service facilities and upgrade several limited branch offices to full-service facilities and to build satellite branches in selected high-growth Midwestern communities. Increased capabilities in these markets will accelerate the Company’s ability to generate deposits, which will better support loan growth and decrease its use of wholesale funding. Phase II calls for a total of 10 additional branches opening in 2004 through 2006. When both phases of the Branch Expansion are complete, AMCORE will have a total of 26 new branches opened since 2001, net of closed branches. More than two-thirds of its offices will be located in high growth communities. See Table 6 for a tabular presentation of the Company’s Branch Expansion plans. Phase II, when considered with Phase I expansion, is expected to dilute earnings by four to eight cents per share in 2004. By 2005, the combined Branch Expansion initiative is expected to be accretive in a range of 10 to 15 cents per share.

During 2002, as a complement to its Branch Expansion, the BANK added 37 additional automated teller machines (“ATMs”) in 15 communities in northern Illinois and southern Wisconsin. The ATMs are primarily located in Kelley-Williamson Mobil stations as part of a co-branding relationship, and are owned and operated by an unaffiliated third party. The BANK currently owns and operates 75 ATMs throughout Wisconsin (24) and Illinois (51). The co-branded relationship increased the Wisconsin and Illinois ATM presence to 34 and 78, respectively, or 112 overall.

Loan Securitizations

During the first quarter of 2003, the BANK sold $106.0 million of indirect automobile loans in a securitization transaction (the “Auto Loan Sale”), reporting a pre-tax gain of $2.5 million or a net after-tax gain of $1.5 million (the “Auto Loan Sale Gain”). Upon securitization, the BANK retained certain residual interests. The BANK’s retained interests are subordinate to investors’ interests and are subject to prepayment risk, interest-rate risk and credit risk on the transferred auto loans. The investors and the securitization trust have no other recourse to the BANK’s other assets for failure of debtors to pay when due. See Note 5 of the Notes to Consolidated Financial Statements.

EARNINGS REVIEW OF CONSOLIDATED INCOME STATEMENT

The following highlights a comparative discussion of the major components of net income and their impact for the three and six months ended June 30, 2003 and 2002.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Interest Income Book Basis	$58,217	$63,816	$117,970	$124,527
FTE Adjustment	1,405	1,759	2,932	3,573

Interest Income FTE Basis	59,622	65,575	120,902	128,100
Interest Expense	23,124	31,623	48,361	62,155

Net Interest Income FTE Basis	$36,498	$33,952	$72,541	$65,945

Net interest income on an FTE basis increased $2.5 million or 7.5% in the second quarter of 2003 compared to the same period in 2002. On a year-to-date basis, net interest income on an FTE basis was up $6.6 million or 10.0%. The year-over-year increases for both the three and six month periods were driven by increases of 9.9% and 12.7%, respectively, in average loans and reductions in total interest expense of 26.9% and 22.2%, respectively.

The net interest spread is the difference between the average rates on interest-earning assets and the average rates on interest-bearing liabilities. The net interest margin represents net interest income divided by average earning assets. These ratios can also be used to analyze net interest income. Since a portion of the Company’s funding is derived from interest-free sources, primarily demand deposits, other liabilities and stockholders’ equity, the effective rate paid for all funding sources is lower than the rate paid on interest-bearing liabilities alone.

As Table 1 indicates, the interest rate spread improved 18 basis points to 3.31% in the second quarter of 2003 from 3.13% in the second quarter of 2002. The net interest margin was 3.63% in the second quarter of 2003, an increase of 12 basis points from 3.51% in the second quarter of 2002.

As Table 2 indicates, the interest rate spread for the six months ended June 30, 2003 improved 18 basis points from 3.10% in the prior year period to 3.28%. The net interest margin increased 9 basis points to 3.60% from 3.51% for the year-to-date periods ending June 30, 2003 and 2002, respectively.

The level of net interest income is the result of the relationship between the total volume and mix of interest-earning assets and the rates earned and the total volume and mix of interest-bearing liabilities and the rates paid. The rate and volume components associated with interest-earning assets and interest-bearing liabilities can be segregated to analyze the period-to-period changes in net interest income. Changes due to rate/volume variances have been allocated between changes due to average volume and changes due to average rate based on the absolute value of each to the total change of both categories. Because of changes in the mix of the components of interest-earning assets and interest-bearing liabilities, the computations for each of the components do not equal the calculation for interest-earning assets as a total, or interest-bearing liabilities as a total. Tables 3 and 4 analyze the changes attributable to the volume and rate components of net interest income.

Changes Due to Volume

In the second quarter of 2003, net interest income (FTE) increased due to average volume by $1.9 million when compared to the second quarter of 2002. This was comprised of a $2.5 million increase in interest income that was partially offset by a $609,000 increase in interest expense.

The $2.5 million increase in interest income was driven by a $257.0 million or 9.9% increase in average loans and a $48.5 million or 180.0% increase in average loans held for sale. Offsetting these increases was a decline of $149.1 million or 12.2% in average investment securities. The growth in average loans came from an increase of $327.4 million in commercial lending driven mostly by the Branch Expansion and a $20.4 million increase in consumer loans, principally indirect automobile lending. Partially offsetting these increases was a $90.8 million average decline in 1-to-4 family real estate loans, due to the impact of refinancings, as fixed mortgage interest rates reached 45-year lows. Strong loan growth, particularly in new markets, has allowed the Company to reshape its balance sheet to an improved mix of earning assets, contributing to the decline in investment securities.

The increase in average loans, offset by the decline in investment securities, was funded by a $70.7 million or 2.6% increase in average bank-issued deposits and by a $152.8 million or 40.1% increase in brokered certificate of deposits (“CDs”). The increase in average bank-issued deposits was attributable to a Company-wide initiative to attract deposits, especially transaction deposits, and the Branch Expansion. This growth occurred despite the transfer of $124.6 million of deposits in connection with the Wisconsin Branch Sales. AMCORE recognizes the importance of continued bank-issued deposit growth, not only as a means of funding the Branch Expansion loan growth, but also to continue the strategy of reducing its reliance on wholesale funding sources. The transition to full-service branches in new growth markets as the Branch

Expansion develops, continued emphasis on attracting and retaining primary transaction accounts, and Auto Loan Sales are all means by which the Company expects to implement these strategies. To this end, the Company was able to decrease average borrowings by $123.1 million when comparing the second quarter of 2003 with the same period in 2002.

For the first six months of 2003, net interest income increased due to average volume by $5.3 million when compared to the same period in 2002. This was comprised of an increase of $9.0 million in interest income that was partially offset by a $3.8 million increase in interest expense. Average loans over this period increased $324.0 million or 12.7% while average securities declined $64.3 million or 5.6%. Average bank-issued deposits increased $110.2 million or 4.2% while wholesale funding, including brokered CDs, increased $131.8 million or 12.2%.

Changes Due to Rate

During the second quarter of 2003, net interest income (FTE) increased due to average rates by $639,000 when compared with the same quarter of 2002. This was comprised of a $9.1 million decline in interest expense that was partly offset by a $8.5 million decrease in interest income.

The yield on earning assets declined 85 basis points during the second quarter of 2003, when compared to the same period a year ago. The yield on average loans fell by 84 basis points, as falling interest rates since the first quarter of 2002 impacted pricing on new loan volume, variable priced loans which represent an increasing percentage of the Company’s loan portfolio and loans that refinanced during the year. While most loan categories registered declines, the largest decrease was attributable to commercial real estate loans. The yield on average securities decreased by 112 basis points, also the result of declining interest rates. Yields on securities were also affected by the prepayment of higher-yielding mortgage-related securities that increased as mortgage interest rates fell. These securities were replaced by lower-yielding securities due to the current interest rate environment.

The rate paid on interest bearing liabilities declined 103 basis points during the second quarter of 2003, compared to the second quarter of 2002. This was primarily due to decreased rates paid on deposits, including brokered CDs, and short-term borrowings. Average rates declined on most deposit accounts, but was most pronounced on CDs, as older CDs bearing higher rates matured and re-priced during the period of declining interest rates. The Company also benefited from an expired interest rate swap that had negatively impacted funding costs in the second quarter of 2002, as well as new swaps entered into during 2002 that lowered the cost of brokered CDs during the first six months of 2003. The decrease in short-term borrowing costs was due to reverse repurchase agreements that renewed at lower rates, also due to the decline in short-term interest rates.

For the first six months of 2003, net interest income increased due to average rates by $1.3 million. This was comprised of a $17.6 million decline in interest expense that was partly offset by a $16.2 million decrease in interest income. The yield on earning assets declined by 82 basis points while average rates paid on interest bearing liabilities decreased by 100 basis points.

The current interest rate environment is expected to result in lower deposit interest costs in 2003 compared to 2002. Specifically, the Company expects continuing benefits from deposit re-pricing during the coming year. It will also realize a full year’s benefit from the expired interest rate swap that negatively impacted funding costs in 2002.

Provision for Loan Losses

The provision for loan losses (“Provision”) is an amount added to the allowance for loan losses (“Allowance”) for loan losses that are probable as of the respective reporting date. Actual loan losses are charged against (reduce) the Allowance when management believes that the collection of principal will not occur. Subsequent recoveries of amounts previously charged to the Allowance, if any, are credited to (increase) the Allowance.

The Allowance is regularly reviewed by management to determine whether or not the amount is considered adequate to absorb probable losses. If not, an additional Provision is made to increase the Allowance. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan groups or pools that are based on historical loss experience and other loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions, among other things. The Allowance is also subject to periodic examination by regulators whose review includes a determination as to its adequacy to absorb probable losses.

The Provision was $4.7 million in the second quarter of 2003, an increase of $2.1 million or 78.3% from the $2.7 million in the second quarter of 2002. For the first six months of 2003, the Provision was $17.3 million, an increase of $12.0 million over the $5.3 million recorded in the same period a year ago. Increases in net non-performing loans and delinquencies, higher net charge-offs, increasing loan balances in emerging markets, deteriorating collateral values, increased concentrations and continued economic weakness were all among the factors leading to the increased Provision.

Loans placed on non-accrual and loans 90-days past due and still accruing increased by $5.4 million when comparing the second quarter of 2003 with the second quarter of 2002. The increase was primarily due to one health services related credit totaling $6.0 million included in 90-day past due loans. This, combined with deteriorating collateral values, led to an increase of $3.9 million in specific loss estimates for individually reviewed loans.

Year-to-date, AMCORE recorded net charge-offs of $9.0 million in 2003 compared to $5.2 million in 2002, an increase of $3.7 million. Annualized net charge-offs were 63 basis points of average loans for the first six months of 2003 compared to an annualized rate of 41 basis points over the same period last year. Despite the increase in net charge-offs, as noted above, non-accrual loans and loans 90-days past due and still accruing still increased $5.4 million.

Increasing loan balances in 2003, 12.7% greater on average compared to the first six months of 2002, and increased historical loss experience led to higher statistical loss estimates on loan pools in an amount of $1.3 million. This amount included loss estimates to address growth that has occurred in emerging markets where our knowledge of the customer base and local business conditions is not as strong as existing markets. This action was prompted by a recent unexpected loss that occurred in the first quarter of 2003 in the suburban markets.

Continued weakness in the overall economy, particularly the manufacturing segment, uncertainties connected with the peacekeeping mission in Iraq, increased delinquencies, deteriorating collateral values, including used cars and loans that are secured by receivables, inventory and specialized equipment, increased concentrations, including commercial real-estate loans, and other factors resulted in additional increases for loss estimates of $3.1 million.

The Allowance, as a percent of total non-accrual loans, was 146.6% and 119.8% at June 30, 2003 and June 30, 2002, respectively. The increased level of the Allowance, as a percent of non-accrual loans, reflects the impact of the factors discussed above.

Future growth in the loan portfolio, weakening economic conditions, specific credit deterioration, or declines in collateral values, among other things, could result in increased Provisions during the remainder of 2003 compared to 2002.

Non-Interest Income

Total non-interest income is comprised primarily of fee-based revenues from trust and asset management, bank-related service charges on deposits and mortgage revenues. Net security gains or losses, gain on Auto Loan Sales and Branch Sales and increases in cash surrender value (“CSV”) and death benefits on bank and company owned life insurance (“COLI”) are also included in this category.

Non-interest income, including net security gains, totaled $20.5 million in the second quarter of 2003, an increase of $4.5 million or 28.1% from $16.0 million in the second quarter of 2002. The increase related primarily to increased mortgage revenues. On a year-to-date basis, non-interest income increased $16.8 million to $49.9 million in 2003 compared to $33.1 million in 2002. The year-to-date increase included $8.2 million of Branch Gains and $2.5 million of Auto Loan Sale Gain recorded in the first quarter of 2003, and a $5.1 million increase in mortgage revenues.

Trust and asset management income, the Company’s largest source of fee-based revenues, totaled $5.7 million in the second quarter of 2003, a decrease of $512,000 or 8.3% from $6.2 million in the second quarter of 2002. For the six month periods ended June 30, 2003 and 2002, respectively, trust and asset management revenues were $11.4 million and $12.9 million, a decline of $1.5 million or 11.4%. The overall decline in the stock market since the second quarter of 2002 negatively impacted the value of AMCORE-administered assets, upon which fees are partially based, leading to the decrease in fee revenue.

The trust and asset management segment manages or administers $5.6 billion of investments, inclusive of traditional assets as well as the management of the BANK’s fixed income portfolio of approximately $1.1 billion. Assets in the AMCORE Vintage Mutual Funds totaled $807.3 million at June 30, 2003. In addition to overall market performance, trust and asset management revenues are dependent upon the Company’s ability to attract and retain accounts, specific investment performance and other economic factors. Fees from Money Market funds, which comprise approximately one-third of managed assets, can also be negatively affected as the federal funds purchased (“FED Funds”) rate approaches 1.00%, a level generally viewed as a minimum acceptable return by investors.

Service charges on deposits totaled $4.6 million in the second quarter of 2003, an increase of $525,000 or 12.8% from $4.1 million in the second quarter of 2002. For the year-to-date period in 2003, service charges on deposits increased $1.1 million or 13.2% to $9.0 million from $8.0 million during the same period in 2002. Deposit growth initiatives, which primarily affected retail accounts, led to the increase.

Mortgage revenues include fees generated from the underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans, net of servicing right amortization and impairment. Mortgage revenues were $3.4 million in the second quarter of 2003, an increase of $2.9 million from $494,000 in the second quarter of 2002. Closing volumes increased 180.6% to $292.7 million in the second quarter of 2003, from $104.3 million in the second quarter 2002. For the first six months of 2003, mortgage revenues were $7.4 million on closings of $497.8 million, compared to $2.3 million on closings of $210.9 million for the first six months of 2002. This represented a volume driven increase of $5.1 million or 217.8%.

Refinancing activity is expected to decline for the third and fourth quarters resulting in lower mortgage revenues, excluding impairment charges or reversals, as mortgage rates begin to rise. The Company has, however, added eleven mortgage loan originators, primarily in the Branch Expansion markets, to capitalize on growth opportunities in new purchase home mortgages. During the second quarter of 2003, new purchase home mortgages increased 38.0% compared to the same quarter in 2002.

As of June 30, 2003, AMCORE had $11.0 million of capitalized mortgage servicing rights, less a $4.4 million impairment valuation allowance, with a fair value of $6.5 million. The net capitalized mortgage servicing rights were 0.60% of the servicing portfolio balance at June 30, 2003. The unpaid principal balance of mortgage loans serviced for others, including mortgage loans held for sale, was $1.10 billion as of June 30, 2003. This compares to $999.6 million as of June 30, 2002.

COLI income totaled $1.7 million in the second quarter of 2003, a $224,000 or 15.2% increase from $1.5 million in the second quarter of 2002. Year-to-date in 2003, COLI income increased $750,000 or 27.5% to $3.5 million from the prior year period. This includes $467,000 in net death benefits received in the first quarter of 2003. The remaining increases are due to additional investments and the impact of compounding, which are partially offset by lower yields due to declining interest rates. AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. As of June 30, 2003, the CSV of COLI stood at $112.9 million.

Other non-interest income includes customer service charges, debit card interchange income, ATM fees, brokerage commissions, insurance commissions, gains on fixed asset sales and other miscellaneous income. In the second quarter of 2003, other non-interest income was $3.1 million, a $39,000 or 1.3% decrease from the second quarter of 2002. Declines in insurance commissions and a market-to-market loss on derivatives were offset by interest received on a tax refund. For the first six months of 2003, other non-interest income declined $236,000 or 4.0% to $5.6 million from the same period in 2002. Similar factors contributed to the 2003 year-to-date decrease in other non-interest income in addition to a $309,000 gain on the reversion of excess retirement plan assets that was recorded in 2002.

Recent litigation involving MasterCard and VISA concerning the amount of fees charged to process signature-based debit card transactions are expected to reduce the amount of interchange income that AMCORE receives on the debit cards that it issues. Rate reductions that become effective August 1, 2003 are estimated to result in a decrease in 2003 earnings of less than $0.01 per diluted share. Beginning January 1, 2004, merchants may also refuse to accept signature-based debit card transactions. This is likely to result in additional reductions in interchange income for 2004 that could be material. At this time it is not possible to accurately predict the magnitude of this reduction since it will be driven by the individual practices and policies of the point-of-sale merchant. During the first six months of 2003 and for all of 2002, AMCORE recorded $1.1 million and $1.8 million, respectively, in debit card interchange fees.

Net realized securities gains were $2.0 million in the second quarter of 2003, compared to $625,000 in the second quarter of 2002. The second quarter 2003 gain was realized on the sale of $23.1 million of municipal securities with longer durations and unfavorable call structures. The sale facilitated efforts to reduce the duration of the investment portfolio as well as fund loan growth during the quarter. For the six month periods ended June 30, 2003 and 2003, net realized security gains were $2.3 million and $1.4 million, respectively. The level of security gains or losses is dependent on the size of the available for sale portfolio, pledging requirements, interest rate levels, AMCORE’s liquidity needs, and balance sheet risk objectives.

Operating Expenses

Total operating expense was $35.4 million in the second quarter of 2003, an increase of $3.9 million or 12.4%, from $31.5 million in the second quarter of 2002. For the first six months of 2003, operating expenses were $72.4 million, an increase of $9.5 million or 15.1% from $62.9 million for the first six months of 2002. The increases were primarily due to higher personnel costs and other operating expenses. The increase included a $1.6 million charge for the early extinguishments of debt that occurred in the first quarter of 2003 and a $623,000 writedown of an investment in a private equity fund in the second quarter. The efficiency ratio was 63.64% in the second quarter of 2003, compared to 65.33% in the second quarter of 2002. On a year-to-date basis, the efficiency ratio was 60.55% and 65.89% for 2003 and 2002, respectively. The efficiency ratio is calculated by dividing total operating expenses by the sum of net interest income and non-interest income.

Compensation expense is the largest component of operating expenses, totaling $16.0 million in the second quarter of 2003, an increase of $1.2 million or 8.4% from $14.7 million in the second quarter of 2002. The increase included $320,000 in salaries and wages associated with the Branch Expansion strategy, net of reductions due to the Branch Sales, and $597,000 in increased salary expenses and commissions driven by increased mortgage activity in the second quarter of 2003 compared to the second quarter of 2002. The remaining increase was due to normal cost-of-living increases net of lower incentive costs for the quarter. For the six months periods ended June 30, 2003 and 2002, compensation expenses totaled $31.8 million and $28.8 million respectively, an increase of $3.0 million or 10.5%. For the year-to-date period, $1.1 million of the increase was due to the Branch Expansion net of the Branch Sales and $1.0 million was due to salary expenses and commissions related to increased mortgage activity. The remaining increase year-over-year was due to cost-of-living increases and higher incentive costs. The higher incentive costs were the result of better performance year-to-date versus 2003 incentive targets relative to the same period in 2002.

Employee benefit costs were $3.9 million in the second quarter of 2003 compared to $3.5 million in the second quarter of 2002, representing a $407,000 or 11.6% increase primarily due to increased employee insurance expenses. On a year-to-date basis, employee benefit costs were $8.6 million in 2003 compared to $7.7 million in 2002, an increase of $907,000 due to increased employee retirement benefits and insurance expenses.

Net occupancy expense for the second quarters of 2003 and 2002 were $2.0 million and $1.9 million, respectively, an increase of $26,000 or 1.3%. On a year-to-date basis, net occupancy expense totaled $4.1 million for 2003 compared to $3.8 million for 2002, an increase of $256,000 or 6.7% primarily due to the impact of the Branch Expansion strategy.

Equipment expense increased $156,000 or 8.1% to $2.1 million in the second quarter of 2003, compared to $1.9 million in the second quarter of 2002. For the year-to-date period ended June 30, 2003, equipment expense totaled $4.5 million compared to $3.8 million for the same period in 2002, an increase of $761,000 or 20.1%. The increase was primarily due to personal computer replacements and the acceleration of existing hardware and software depreciation and amortization, both necessitated by a data processing conversion occurring in July 2003. Additional increases of approximately $600,000 in equipment expense are expected in the second half of 2003 as a result of the data processing conversion due to increased depreciation and amortization on new computer hardware and software.

Data processing expense was $1.6 million in the second quarters of 2003 and 2002. For the year-to-date period ended June 30, 2003, data processing expense totaled $3.4 million compared to $3.3 million for the same period in 2002, an increase of $164,000 or 5.0%. The increase was primarily due to expenses incurred in connection with the conversion to a new data processing system. The conversion was completed in July and future data processing costs are expected to decline over comparable prior periods. The decline for the full year 2003 is expected to be $1.5 million.

Professional fees were $1.2 million and $1.1 million for the second quarters of 2003 and 2002, respectively. This was an increase of $133,000 or 12.4%. For the year-to-date period ended June 30, 2003, professional fees totaled $2.3 million compared to $2.1 million for the same period in 2002, an increase of $174,000 or 8.3% due to tax consulting services.

Communication expense was $1.0 million in the second quarters of 2003 and 2002. For the year-to-date period ended June 30, 2003, communication expense totaled $2.2 million compared to $2.1 million for the same period in 2002, an increase of $172,000 or 8.4%. Higher telecommunication, postage and courier costs all contributed to the increase and were due to Branch Expansion and rate increases.

Advertising and business development expenses were $1.2 million in the second quarter of 2003, an increase of $67,000 or 5.9% from $1.1 million in the second quarter of 2002. The increase is mainly due to the Branch Expansion. For the six months ended June 30, 2003, expenses declined $134,000 or 5.6% to $2.3 million from $2.4 million in the same period of 2002. The decrease is due to timing of advertising campaigns. For the full year, expenses are expected to rise over 2002 levels as the Company continues to grow, due in part to Branch Expansion into new markets and totally-free checking promotions.

Other expenses were $6.3 million in the second quarter of 2003, an increase of $1.9 million or 41.6% from $4.5 million in the second quarter of 2002. The increase was due to higher loan processing costs associated with increased mortgage activity and an impairment charge of $623,000 on a private equity fund. For the year-to-date period ended June 30, 2003, other expenses totaled $13.1 million compared to $8.9 million for the same period in 2002, an increase of $4.2 million or 46.5%. The increase was primarily due to $1.6 million in prepayment penalties related to restructuring of Federal Home Loan Bank (“FHLB”) advances, increased loan processing costs of $1.3 million, and the impairment charge.

Income Taxes

Income tax expense totaled $4.3 million in the second quarter of 2003, compared with $3.5 million in the second quarter of 2002, an increase of $784,000 or 22.5%. For the six month period ended June 30, 2003, income tax expense totaled $7.9 million, a $1.1 million or 16.9% increase over the $6.8 million in the same period of 2002. Increases for both the three and six month periods of 2003 over the same periods of 2002 were primarily the result of higher earnings before tax and higher state income taxes.

The effective tax rates were 27.5% and 24.7% in the second quarters of 2003 and 2002, respectively, and were 26.5% and 24.8% for the six months ended June 30, 2003 and 2002, respectively. Effective tax rates are lower than the statutory tax rates due primarily to investments in tax-exempt municipal bonds and increases in CSV and death benefits on COLI that are not taxable. The increase in effective tax rates over the prior year periods are due to a decrease in the relative size of these tax-exempt items relative to total pre-tax earnings and an increase in state income taxes.

EARNINGS REVIEW BY BUSINESS SEGMENT

AMCORE’s internal reporting and planning process focuses on four primary lines of business (“Segment(s)”): Commercial Banking, Retail Banking, Trust and Asset Management, and Mortgage Banking. Note 12 of the Notes to Consolidated Financial Statements presents a condensed income statement and selected balance sheet information for each Segment.

The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray each Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an appropriate allocation of shared support function expenses. The Commercial, Retail and Mortgage Banking Segments also include funds transfer adjustments to appropriately reflect the cost of funds on loans made and funding credits on deposits generated. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Total Segment results differ from consolidated results primarily due to intersegment eliminations, certain corporate administration costs, items not otherwise allocated in the management accounting process and treasury and investment activities. The impact of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and is included in the “Other” column of Note 12 of the Notes to Consolidated Financial Statements.

Commercial Banking

The Commercial Banking Segment (“Commercial”) provides commercial banking services to large and small business customers through the BANK’s 60 banking locations. The services provided by this Segment include lending, business checking and deposits, cash management, merchant card services and other traditional as well as e-commerce commercial banking services.

Commercial earnings for the second quarter of 2003 were $6.8 million, an increase of $1.1 million or 18.5% from the second quarter of 2002. An increase in net interest income was partially offset by an increase in Provision and operating expenses. Year-to-date earnings in 2003 were $9.5 million compared to $10.6 million in the same period in 2002, a decrease of $1.1 million or 10.0%. The decrease for the 2003 year-to-

date period was primarily attributable to increased Provision and operating expenses. These were partially offset by increased net interest income and non-interest income.

Net interest income increased $4.6 million in the second quarter of 2003 and by $9.1 million for the six month period ended June 30, 2003 compared to the same periods a year ago. The increases were due to higher average loan volumes, particularly commercial real estate loans, lower priced deposits and decreased cost of funds allocations, which more than compensated for lower yields on loans. The lower yields on loans, reduced rates on deposits and decreased cost of funds allocations were all attributable to declining short-term interest rates over the past two years, which have impacted new product (loans and deposits) pricing as well as the re-pricing of variable priced products and fixed-price product renewals. Strong loan demand, aided by the Branch Expansion, was more than sufficient to replace average loan balances transferred in the Branch Sales, leading to the increased volumes.

Non-interest income increased $106,000 in the second quarter of 2003 when compared to the same period a year ago. On a year-to-date basis, the increase was $2.3 million and was attributable to Commercial’s allocable portion of the Branch Gain of $2.2 million.

The second quarter 2003 Provision increase from 2002 was $2.0 million. The increase in the Provision for the year-to-date period ended June 30, 2003 over the same period for 2002 was $10.6 million and was attributable to a $3.2 million increase in net charge-offs, a $3.9 million increase in specific loss estimates, higher statistical loss estimates on increasing loan pools of $1.0 million and other loss estimates of $2.5 million. These estimates are based upon increased portfolio balances, delinquencies in the commercial loan portfolio, continued weakness in the overall economy, particularly the manufacturing segment, uncertainties connected with the peacekeeping mission in Iraq, deteriorating collateral values, including loans that are secured by receivables, inventory and specialized equipment, increased concentrations and other factors.

Operating expenses increased $929,000 in the second quarter of 2003 and $2.4 million year-to-date when compared to the same periods in 2002. The increases were largely due to higher personnel expenses, which included the impact of the Branch Expansion strategy.

Income taxes increased $704,000, quarter-to-quarter, and were primarily the result of higher income before taxes. Income taxes decreased $450,000 when comparing the year-to-date period ended June 30, 2003 to the same period in 2002, due to higher income before taxes and higher state income taxes.

The Commercial Segment represented 59.4% and 63.7% of total Segment earnings in the second quarters of 2003 and 2002, respectively, and 39.8% for 2003 year-to-date versus 60.7% for the same period in 2002. Commercial Segment total assets were $1.9 billion at June 30, 2003 and represented 43.2% of total consolidated assets.

Retail Banking

The Retail Banking Segment (“Retail”) provides retail-banking services to individual customers through the BANK’s 60 banking locations in northern Illinois and south central Wisconsin. The services provided by this Segment include direct and indirect lending, checking, savings, money market and CD accounts, safe deposit rental, automated teller machines, and other traditional and e-commerce retail banking services.

Retail earnings for the second quarter of 2003 were $2.2 million, an increase of $682,000 or 46.0% from the second quarter of 2002 due to higher net interest income and lower operating expenses. Year-to-date Retail earnings were $9.1 million compared to $2.5 million for the same period in 2002, an increase of $6.6 million or 262.2%. Improved net interest income and higher non-interest income was partially offset by increased income taxes and Provision.

Net interest income increased by $669,000 in the second quarter of 2003 and by $2.2 million year-to-date when compared to the same periods in 2002. These increases were due to increased average loan volumes, particularly indirect automobile loans, and lower priced deposits. These factors more than offset lower yields on loans and reduced funds credit allocations. The lower yields on loans, reduced rates on deposits and decreased funds credit allocations were all attributable to declining rates over the past two years, which have impacted new product (loans and deposits) pricing as well as the re-pricing of variable priced products and fixed-price product renewals. The growth in overall average loan balances occurred despite the Auto Loan Sales and the transfer of loans associated with the Wisconsin Branch Sales, both of which occurred in early March 2003.

Non-interest income decreased $50,000 in the second quarter of 2003, compared to the same period in 2002. Year-to-date non-interest income increased $8.9 million from the prior year period. Of this increase, $6.0 million was attributable to the Branch Gain and $2.5 million related to the Auto Loan Sale Gain. The remaining increase related to higher deposit service charge income.

The second quarter 2003 Provision decreased by $53,000 compared to the second quarter of 2002. For the six month period ended June 30, 2003, the provision increased $989,000 when compared to the same period in 2002. The increase in the Provision was attributable to a $566,000 increase in net charge-offs, $264,000 due to net growth in indirect and 1-to-4 family loan balances, and other loss estimates of $159,000. These estimates are based upon deteriorating used car values and other factors.

Operating expenses decreased by $426,000 when comparing the second quarter of 2003 with the same quarter in 2002, and decreased $371,000 when comparing the year-to-date periods. The decline for both periods is due to lower allocations for support function expenses.

Income taxes increased $416,000 quarter-over-quarter and $3.9 million year-over-year, primarily the result of higher income before taxes and higher state income taxes.

The Retail Segment represented 19.0% and 16.5% of total segment earnings in the second quarters of 2003 and 2002, respectively, and 38.2% for 2003 year-to-date versus 14.4% for the same period in 2002. Retail Segment total assets were $765.8 million at June 30, 2003 and represented 17.1% of total consolidated assets.

Trust and Asset Management

The Trust and Asset Management Segment (“TAM”) provides trust, investment management, employee benefit recordkeeping and administration and brokerage services. It also acts as an advisor and provides fund administration to the Vintage Mutual Funds and various public fund programs. These products are distributed nationally (i.e. Vintage Equity Fund is available through Charles Schwab, OneSource™), regionally to institutional investors and corporations, and locally through the BANK’s locations.

TAM earnings for the second quarter of 2003 were $878,000, a decrease of $49,000 or 5.3% from the same period in 2002. Year-to-date TAM’s 2003 earnings were $1.6 million, a $291,000 or 15.3% decline from the same period in 2002. The decrease was due to declines in non-interest income net of lower operating expenses and income taxes.

TAM non-interest income declined $311,000 and $1.0 million, respectively, for the three and six month periods ended June 30, 2003 when compared to the same periods in 2002. Declines in fee-based revenue were partially offset by increased brokerage commission income. Declines in the equity market have impacted the value of AMCORE-administered assets, which in turn have caused a reduction in fee-based revenue. The loss of a major public fund customer effective October 1, 2003, unless replaced with new business, could materially affect TAM revenues. Revenues from this customer were $1.1 million in 2002 and $655,000 year-to-date in 2003. Net brokerage commissions on the other hand have been particularly strong and are primarily the result of increased fixed-annuity sales. In addition, processing costs associated with annuity sales, which are netted against commissions, have declined as the TAM segment is now processing its own sales.

Operating expenses decreased $281,000 in the second quarter of 2003 and $597,000 for 2003 year-to-date when compared to the same periods in 2002. The decrease was primarily related to lower personnel and advertising costs. Lower personnel costs were due to open positions and lower incentive expense, while the decrease in advertising was due to timing of advertising campaigns.

Income taxes declined $3,000 and $162,000 for the three and six months periods of 2003, respectively, when compared to the same periods in 2002. The decrease in taxes is related to the decline in pre-tax earnings.

The TAM Segment represented 7.7% and 10.3% of total segment earnings in the second quarters of 2003 and 2002, respectively, and 6.7% and 10.9% for the six month periods ended June 30, 2003 and 2002, respectively. TAM Segment total assets were $18.6 million at June 30, 2003 and represented 0.41% of total consolidated assets.

Mortgage Banking

The Mortgage Banking Segment (“Mortgage”) provides a variety of mortgage lending products to meet its customers’ needs. It sells the majority of the long-term, fixed-rate loans to the secondary market and continues to service most of the loans sold.

Mortgage earnings were $1.6 million in the second quarter of 2003, compared to $850,000 in the same period in 2002. Year-to-date 2003 earnings were $3.7 million compared to $2.4 million in the same period of 2002. The increase for both periods is due to increased mortgage volume, primarily driven by refinancing activity.

Net interest income increased $372,000 in the second quarter of 2003 compared to the same quarter in 2002, and increased $150,000 on a year-to-date basis compared to the prior year period. This was primarily due to increased interest and fees on mortgage loans held for sale net of lower cost of funds allocations for both the second quarter and year-to-date periods.

Non-interest income for the second quarter of 2003, which is net of servicing right amortization and impairment, increased $2.5 million from the second quarter of 2002. Closing volumes increased 180.6% to $292.7 million in the second quarter of 2003, from $104.3 million in the second quarter of 2002. Non-interest income for the year-to-date period in 2003 was $7.1 million compared to $2.5 million in 2002, an increase of $4.6 million or 185.8%. Closings for the year-to-date period in 2003 increased 136.0% to $497.8 million from $210.9 million in 2002.

Operating expenses increased $1.6 million in the second quarter of 2003 compared to same period in 2002. Year-to-date 2003 operating expenses totaled $7.8 million, an increase of $2.4 million from the $5.4 million in the prior year period. The increases were primarily due to higher salaries, commissions and processing costs that were paid due to the increase in mortgage volumes.

The unpaid principal balance of mortgage loans serviced for others, including mortgage loans held for sale, was $1.10 billion as of June 30, 2003. This compares to $999.6 million as of June 30, 2002.

The Mortgage Segment represented 13.9% and 9.5% of total segment earnings in the second quarters of 2003 and 2002, respectively, and 15.3% and 14.0% for the six month periods ended June 30, 2003 and 2002, respectively. Mortgage Segment total assets were $335.4 million at June 30, 2003 and represented 7.5% of total consolidated assets.

BALANCE SHEET REVIEW

Total assets were $4.5 billion at June 30, 2003, a decrease of $29.5 million or 0.7% from December 31, 2002. Total liabilities decreased $41.8 million over the same period, while stockholders’ equity increased $12.3 million.

Total earning assets, including COLI, decreased $22.6 million from December 31, 2002. Non-earning assets decreased $6.9 million over the same period. The decrease in earning assets was primarily attributable to a $73.9 million decrease in investment securities partially offset by increases of $29.1 million in loans held for sale and $17.5 million in short-term investments. The decrease in investment securities includes reductions in corporate obligations and municipal securities and reflects mortgage market driven prepayment activity as well as action taken by AMCORE to improve liquidity and to reduce duration. Loan balances were relatively flat compared to December 31, 2002 as internal loan growth including the impact of the Branch Expansion was offset by the $106.0 million in loans sold in the Auto Loan Sale and $47.8 million of loans transferred in the Branch Sales. Increased mortgage volumes during the year resulted in higher held for sale balances at June 30, 2003.

Total deposits increased $89.2 million from December 31, 2002 including a $117.6 million increase in bank-issued deposits and a $28.4 million decrease in brokered CDs. Short-term borrowings decreased by $151.8 million over the same period, while long-term borrowings increased by $9.2 million. Increased deposit balances, proceeds from the Auto Loan Sales and the decline in investment securities, were used to pay down short-term borrowings and brokered CDs and fund the Branch Sales. Other liabilities increased $11.6 million.

The stockholders’ equity increase was due to earnings for the first six months of 2003 less dividends paid to shareholders. Other comprehensive income declined due to changes in the unrealized value of investment securities available for sale.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Off-Balance Sheet Arrangements

During the ordinary course of its business, the Company engages in financial transactions that are not recorded on its Consolidated Balance Sheet, are recorded in amounts that are different than their full principal or notional amount, or are recorded on an equity or cost basis rather than being consolidated. Such transactions serve a variety of purposes including management of the Company’s liquidity and credit concentration risks, optimization of capital utilization, meeting the financial needs of its customers and fulfilling Community Reinvestment Act obligations in the markets that it serves.

The Company’s largest off-balance sheet arrangement relates to the Auto Loan Sales that occurred during 2000, 2001 and the first quarter of 2003. Structured as sales pursuant to Statement of Financial Accounting Standard (“SFAS”) 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the Auto Loan Sales are a component of the Company’s liquidity and credit concentration risk management strategy. The Auto Loan Sales are also helpful as a capital management tool.

In the Auto Loan Sales, indirect automobile loan receivables are transferred to a multi-seller variable-interest entity (“VIE”). Since the Company is not the primary beneficiary of the VIE, consolidation is not required under the terms of Financial Accounting Standards Board Interpretation (“FIN”) 46 “Consolidation of Variable Interest Entities.” As a result, the net carrying amount of the loans is removed from the consolidated balance sheet and certain retained residual interests are recorded. The Company’s retained interests are subordinate to the interests of investors in the VIE and are subject to prepayment risk, interest-rate risk and credit risk on the transferred auto loans. Neither the investors nor the VIE have any other recourse to the Company’s other assets for failure of automobile loan debtors to pay when due. The Company also retains the rights to service the loans that are sold.

As of June 30, 2003, the balance of automobile loans serviced and not included on the Company’s Consolidated Balance Sheet was $121.6 million. The carrying value of retained interests was $14.8 million. The carrying value of the retained interests is the maximum estimated exposure to loss of the retained residual interests. See Note 5 of the Notes to Consolidated Financial Statements.

The Company also originates mortgage loans that it sells to the secondary market. The Company typically retains the right to service the loans that are sold. As of June 30, 2003, the unpaid principal balance of mortgage loans serviced for others was $1.06 billion. These loans are not recorded on the Company’s books. The Company, as of June 30, 2003 and in accordance with SFAS No 140, had recorded $11.0 million of capitalized mortgage servicing rights, less a $4.4 million impairment valuation allowance. See Note 4 of the Notes to Consolidated Financial Statements.

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

At June 30, 2003, a liability in the amount of $1.6 million, representing the value of the guarantee obligations associated with certain of the financial and standby letters of credit, has been recorded in accordance with FIN 45. This amount will be amortized into income over the life of the commitment. The notional amount of all letters of credit, including those exempted from the scope of FIN 45, was $166.1 million. See Note 10 of the Notes to Consolidated Financial Statements.

The carrying value of mortgage loan commitments at June 30, 2003 was an asset of $2.2 million. This amount represents the fair value of those commitments marked-to-market in accordance with SFAS 138, “Accounting for Derivative Instruments and Hedging Activities.” The total notional amount of mortgage loan commitments was $212.1 million at June 30, 2003. See Note 8 of the Notes to Consolidated Financial Statements.

At June 30, 2003, the Company had extended $562.8 million in loan commitments other than the mortgage loan commitments and letters of credit described above. This amount represented the notional amount of the commitment. No asset or liability has been recorded.

The Company has a number of non-marketable equity investments that have not been consolidated in its financial statements. At June 30, 2003, these investments included $4.8 million in private equity fund investments that were reported under either the cost or equity method, depending on the percentage of ownership. Not included in the carrying amount were commitments to fund an additional $3.2 million at some future date. The Company also has recorded investments of $4.3 million, $22.3 million, and $9.0 million, respectively, in stock of the Federal Reserve Bank, FHLB and preferred stock of Freddie Mac. These investments are recorded at historical cost, with income recorded when dividends are declared. Other investments, comprised of various affordable housing tax credit projects (“AHTCP”), totaled approximately $906,000 at June 30, 2003. Those investments without guaranteed yields were reported on the equity method, while those with guaranteed yields were reported using the effective yield method. With the possible exception of the AHTCPs, consolidation of these investments will not be required pursuant to FIN 46 since the Company is not the primary beneficiary in the investments. The Company is in the process of determining whether consolidation of the AHTCPs will be necessary in the third quarter of 2003 to reflect the July 1, 2003 effective date. Consolidation of these entities, if required, is not expected to have a material effect on the consolidated financial statements. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus additional commitments.

The Company’s subsidiaries also hold assets in a fiduciary or agency capacity that are not included in the Consolidated Financial Statements because they are not assets of the Company. The total assets managed or administered by the Company at June 30, 2003, excluding the BANK’s investment portfolio, were $4.5 billion.

Contractual Obligations

In the ordinary course of its business, the Company enters into certain contractual arrangements. These obligations include issuance of debt to fund operations, property leases and derivative transactions. During the first quarter of 2003, the Company incurred $1.6 million in prepayment penalties to restructure a portion of its FHLB advances and the Company entered into two operating lease arrangements in connection with the Branch Expansion. There were no residual value guarantees on these leases. Other than these transactions, there were no material changes in the Company’s contractual obligations since December 31, 2002. See Notes 6, 7 and 8 of the Notes to Consolidated Financial Statements and Note 5 to the Notes to

the Consolidated Financial Statements included in the Form 10-K Annual Report for the year ended December 31, 2002.

ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

AMCORE’s credit risk is centered in its loan portfolio, which on June 30, 2003 totaled $2.88 billion, or 68.2% of earning assets. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer’s failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration.

The Company is also exposed to credit risk with respect to its $112.9 million investment in COLI. AMCORE manages this risk by diversifying its holdings among various carriers and by periodic internal credit reviews. All carriers have “Secure” ratings from A. M. Best that range from a low of “A” (Excellent) to “A++” (Superior).

Allowance for Loan Losses

The determination by management of the appropriate level of the Allowance amounted to $42.2 million at June 30, 2003, compared to $35.2 million at December 31, 2002, an increase of $6.9 million or 19.7%. The Allowance is a significant estimate that is regularly reviewed by management to determine whether or not the amount is considered adequate to absorb probable losses. If not, an additional Provision is made to increase the Allowance. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan groups or pools that are based on historical loss experience, and loss estimates that are based upon the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect the borrower’s ability to repay, and current economic and industry conditions.

As of June 30, 2003, the Allowance as a percent of total loans and of non-accrual loans was 1.46% and 147%, respectively. These compare to the same ratios at December 31, 2002 of 1.22% and 108%. Net charge-offs were $9.0 million for the first six months of 2003 versus $5.2 million for the first six months of 2002. These represented 0.63% and 0.41% of average loans, respectively, on an annualized basis. AMCORE’s management believes that the Allowance coverage is adequate.

An analysis of the Allowance is shown in Table 5.

Non-performing Assets

Non-performing assets consist of non-accrual loans, loans 90 days past due and still accruing, other real estate owned and other foreclosed assets. Non-performing assets totaled $44.0 million as of June 30, 2003, an increase of $2.5 million or 6.0% from $41.5 million at December 31, 2002. The $2.5 million increase consisted of a $6.9 million increase in loans 90 days past due and still accruing, a $189,000 increase in other real estate owned, a decrease of $3.8 million in non-accrual loans and a $871,000 decrease in other foreclosed assets. Total non-performing assets represented 0.98% and 0.92% of total assets at June 30, 2003 and December 31, 2002, respectively.

An analysis of non-performing assets is shown in Table 5.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity Management

Liquidity management is the process by which the Company, through its Asset and Liability Committee (“ALCO”) and treasury function, ensures that adequate liquid funds are available to meet its financial commitments on a timely basis, at a reasonable cost and within acceptable risk tolerances. These commitments include funding credit obligations to borrowers, funding of mortgage originations pending delivery to the secondary market, withdrawals by depositors, repayment of debt when due or called, maintaining adequate collateral for public deposits, paying dividends to shareholders, payment of operating expenses, funding capital expenditures and maintaining deposit reserve requirements.

Liquidity is derived primarily from core deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources include brokered CDs, FED Funds lines, FHLB advances, repurchase agreements, commercial paper and back-up lines of credit, the sale or securitization of loans, and access to other capital markets.

Funding of loans is the most significant liquidity need, representing 64.2% of total assets as of June 30, 2003. Since December 31, 2002, loans increased $874,000. Loans held for sale, which represents mortgage origination fundings awaiting delivery to the secondary market, increased $29.1 million. During this same time period, bank-issued deposits increased $117.6 million. The increases in loans and bank-issued deposits were due to increases resulting from the Branch Expansion and same-branch growth net of declines due to the Branch Sales and the Auto Loan Sale. The increase in loans held for sale reflects increases in the rate of mortgage refinancing activity since the end of the previous year. Overall, liquidity improved during the first six months of 2003, as non-core funding, which includes borrowings and brokered CDs, declined $171.0 million. This improvement was due to the proceeds from increased bank-issued deposits, the Auto Loan Sales and from the decline in investment securities that were not needed to fund the Branch Sales.

The Company’s Branch Expansion strategy poses the greatest challenge to short and long-term liquidity. The Branch Expansion has required, and will continue to require, other sources of liquidity to fund the loan growth and the total estimated $58.0 million capital investment. This reflects the Company’s strategy to move into new markets where business density is greatest and where revenues and a profitable book of business can be developed over a shorter period of time. Once this is accomplished, a more permanent full-service site is sought where the Company expects deposit generation to mitigate the liquidity pressure inherent in the early phases of the strategy.

Despite the challenges posed by the Branch Expansion, the Company is confident of its ability to meet and manage its short and long-term liquidity needs. As of June 30, 2003, available sources of liquidity included $164.4 million of FED Funds lines, $65.3 million of FHLB advances, $260.8 million from the FED in connection with pledging of commercial loans, $277.9 million of unpledged investment securities and $45.2 million of unused commercial paper and backup line of credit borrowings. The Company also has significant capacity, over time, to place sufficient amounts of brokered CDs as a source of mid- to long-term liquidity. The BANK’s indirect auto portfolio, which at June 30, 2003 was $457.9 million, also remains an attractive source of liquidity through additional Auto Loan Sales. At June 30, 2003, potential uses of liquidity included $562.8 million in commitments to extend credit, $212.1 million in residential mortgage commitments primarily for sale to the secondary market, and $166.1 million in standby letters of credit. At December 31, 2002, these amounts were $587.4 million, $99.8 million and $161.4 million, respectively.

Capital Management

Total stockholders’ equity at June 30, 2003, was $368.0 million, an increase of $12.3 million or 3.5% from December 31, 2002. The stockholders’ equity increase was due to earnings for the first six months of 2003 less dividends paid to shareholders. Other comprehensive income also declined due to changes in the unrealized value of investment securities available for sale and the year-to-date 2003 reclassification to earnings of deferred gains on cash flow hedge derivatives that were sold during 2002. See Note 8 of the Notes to Consolidated Financial Statements. AMCORE paid dividends of $0.16 per share in each of the first and second quarters of 2003 and 2002.

AMCORE has outstanding $25.0 million of capital securities through AMCORE Capital Trust I (“Trust”), a statutory business trust, of which all common securities are owned by AMCORE. The capital securities qualify as Tier 1 capital for regulatory capital purposes.

AMCORE’s ratio of risk-based capital at 11.54%, its Tier 1 capital at 10.32% and its leverage ratio at 8.27%, all significantly exceed the regulatory minimums (as the following table indicates), as of June 30, 2003. The BANK, whose ratios are not presented below, is considered a “well-capitalized” institution based on regulatory guidelines.

(dollars in thousands)	June 30, 2003		June 30, 2002
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$400,459	11.54%	$359,222	11.25%
Total Capital Minimum	277,629	8.00%	255,501	8.00%

Amount in Excess of Regulatory Minimum	$122,830	3.54%	$103,721	3.25%

Tier 1 Capital (to Risk Weighted Assets)	$358,011	10.32%	$325,105	10.18%
Tier 1 Capital Minimum	138,815	4.00%	127,750	4.00%

Amount in Excess of Regulatory Minimum	$219,196	6.32%	$197,355	6.18%

Tier 1 Capital (to Average Assets)	$358,011	8.27%	$325,105	7.79%
Tier 1 Capital Minimum	173,196	4.00%	166,885	4.00%

Amount in Excess of Regulatory Minimum	$184,815	4.27%	$158,220	3.79%

Risk adjusted assets	$3,470,366		$3,193,759

Average assets	$4,329,908		$4,172,124

TABLE 1

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	Quarter Ended June 30, 2003			Quarter Ended June 30, 2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$1,069,834	$13,329	4.98%	$1,218,892	$18,602	6.10%
Short-term investments	18,080	47	1.04%	21,319	88	1.66%
Loans held for sale (3)	75,447	1,632	8.65%	26,944	824	12.23%

Commercial	758,242	11,177	5.91%	731,775	11,856	6.50%
Commercial real estate	1,165,968	16,866	5.80%	865,012	14,523	6.73%
Residential real estate	401,564	6,436	6.42%	492,400	9,057	7.36%
Consumer	534,234	10,135	7.61%	513,806	10,625	8.29%

Total loans (1) (4)	$2,860,008	$44,614	6.25%	$2,602,993	$46,061	7.09%

Total interest-earning assets	$4,023,369	$59,622	5.94%	$3,870,148	$65,575	6.79%
Allowance for loan losses	(41,358)			(34,096)
Non-interest-earning assets	390,820			366,658

Total assets	$4,372,831			$4,202,710

Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$1,186,776	$2,763	0.93%	$1,071,847	$4,585	1.72%
Time deposits	1,182,922	10,060	3.41%	1,259,189	14,111	4.49%

Total Bank issued interest-bearing deposits	$2,369,698	$12,823	2.17%	$2,331,036	$18,696	3.22%
Wholesale deposits	534,136	4,908	3.69%	381,325	5,209	5.48%
Short-term borrowings	439,717	2,720	2.48%	533,888	4,506	3.39%
Long-term borrowings	188,857	2,673	5.68%	217,766	3,212	5.92%

Total interest-bearing liabilities	$3,532,408	$23,124	2.63%	$3,464,015	$31,623	3.66%
Non-interest bearing deposits	388,230			356,195
Other liabilities	87,008			63,169
Realized Stockholders’ Equity	345,184			312,574
Other Comprehensive Income	20,001			6,757

Total Liabilities & Stockholders’ Equity	$4,372,831			$4,202,710

Net Interest Income (FTE)		$36,498			$33,952

Net Interest Spread (FTE)			3.31%			3.13%

Interest Rate Margin (FTE)			3.63%			3.51%

Notes:

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(2)	The average balances of the securities are based on amortized historical cost.
(3)	The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
(4)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $923,000 and $867,000, respectively.

TABLE 2

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$1,088,978	$27,917	5.13%	$1,153,292	$35,218	6.11%
Short-term investments	13,274	69	1.05%	18,494	144	1.57%
Loans held for sale (3)	64,705	2,805	8.67%	39,487	1,943	9.84%

Commercial	759,083	22,148	5.88%	723,084	23,205	6.47%
Commercial real estate	1,140,836	33,287	5.88%	849,846	28,908	6.86%
Residential real estate	420,771	13,599	6.48%	495,619	18,445	7.46%
Consumer	560,104	21,077	7.59%	488,288	20,237	8.36%

Total loans (1) (4)	$2,880,794	$90,111	6.30%	$2,556,837	$90,795	7.15%

Total interest-earning assets	$4,047,751	$120,902	6.01%	$3,768,110	$128,100	6.83%
Allowance for loan losses	(38,197)			(34,067)
Non-interest-earning assets	396,962			360,348

Total assets	$4,406,516			$4,094,391

Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$1,155,770	$5,163	0.90%	$1,050,799	$8,969	1.72%
Time deposits	1,214,393	21,809	3.62%	1,235,243	28,255	4.61%

Total Bank issued interest-bearing deposits	$2,370,163	$26,972	2.29%	$2,286,042	$37,224	3.28%
Wholesale deposits	543,898	10,042	3.72%	332,140	9,595	5.83%
Short-term borrowings	476,887	5,892	2.29%	515,577	8,618	3.51%
Long-term borrowings	186,857	5,455	5.89%	228,173	6,718	5.94%

Total interest-bearing liabilities	$3,577,805	$48,361	2.73%	$3,361,932	$62,155	3.73%
Non-interest bearing deposits	379,231			353,150
Other liabilities	85,868			64,997
Realized Stockholders’ Equity	342,642			308,836
Other Comprehensive Income	20,970			5,476

Total Liabilities & Stockholders’ Equity	$4,406,516			$4,094,391

Net Interest Income (FTE)		$72,541			$65,945

Net Interest Spread (FTE)			3.28%			3.10%

Interest Rate Margin (FTE)			3.60%			3.51%

Notes:

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(2)	The average balances of the securities are based on amortized historical cost.
(3)	The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
(4)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $1.6 million and $1.5 million, respectively.

TABLE 3

ANALYSIS OF QUARTER-TO-QUARTER CHANGES IN NET INTEREST INCOME

	Quarter Ended June 2003/June 2002

	Increase (Decrease) Due to Change In		Total Net Increase (Decrease)
	Average Volume	Average Rate

	(in thousands)
Interest Income:
Investment securities (1) (2)	$(2,108)	$(3,165)	$(5,273)
Short-term investments	(12)	(29)	(41)
Loans held for sale (3)	1,110	(302)	808

Commercial	419	(1,098)	(679)
Commercial real estate	4,552	(2,209)	2,343
Residential real estate	(1,545)	(1,076)	(2,621)
Consumer	411	(901)	(490)

Total loans (1) (4)	4,303	(5,750)	(1,447)

Total Interest-Earning Assets	$2,516	$(8,469)	$(5,953)

Interest Expense:
Interest-bearing demand and savings	$449	$(2,271)	$(1,822)
Time deposits	(814)	(3,237)	(4,051)

Total Bank issued interest-bearing deposits	305	(6,178)	(5,873)
Wholesale deposits	1,711	(2,012)	(301)
Short-term borrowings	(711)	(1,075)	(1,786)
Long-term borrowings	(413)	(126)	(539)

Total Interest-Bearing Liabilities	$609	$(9,108)	$(8,499)

Net Interest Margin / Net Interest Income (FTE)	$1,907	$639	$2,546

The above table shows the changes in interest income (tax equivalent “FTE”) and interest expense attributable to volume and rate variances. The change in interest income (tax equivalent) due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(2)	The average balances of the securities are based on amortized historical cost.
(3)	The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
(4)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees.

TABLE 4

ANALYSIS OF YEAR-TO-DATE CHANGES IN NET INTEREST INCOME

	Six Months Ended June 30, 2003/June 30, 2002
	Increase (Decrease) Due to Change In		Total Net Increase (Decrease)
	Average Volume	Average Rate
	(in thousands)
Interest Income:
Investment securities (1) (2)	$(1,882)	$(5,419)	$(7,301)
Short-term investments	(35)	(40)	(75)
Loans held for sale (3)	1,116	(254)	862

Commercial	1,123	(2,180)	(1,057)
Commercial real estate	8,903	(4,524)	4,379
Residential real estate	(2,592)	(2,254)	(4,846)
Consumer	2,807	(1,967)	840

Total loans (1) (4)	10,785	(11,469)	(684)

Total Interest-Earning Assets	$9,046	$(16,244)	$(7,198)

Interest Expense:
Interest-bearing demand and savings	$822	$(4,628)	$(3,806)
Time deposits	(469)	(5,977)	(6,446)

Total Bank issued interest-bearing deposits	1,325	(11,577)	(10,252)
Wholesale deposits	4,708	(4,261)	447
Short-term borrowings	(484)	(2,242)	(2,726)
Long-term borrowings	(1,206)	(57)	(1,263)

Total Interest-Bearing Liabilities	$3,778	$(17,572)	$(13,794)

Net Interest Margin / Net Interest Income (FTE)	$5,268	$1,328	$6,596

The above table shows the changes in interest income (tax equivalent “FTE”) and interest expense attributable to volume and rate variances. The change in interest income (tax equivalent) due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(2)	The average balances of the securities are based on amortized historical cost.
(3)	The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
(4)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees.

TABLE 5

ASSET QUALITY

The components of non-performing loans, foreclosed assets and troubled debt restructurings at June 30, 2003 and December 31, 2002 were as follows:

	June 30, 2003	December 31, 2002
	(in thousands)
Impaired loans:
Non-accrual loans
Commercial	$11,270	$12,185
Real estate	5,865	1,671
Other non-performing:
Non-accrual loans (1)	11,629	18,679
Loans 90 days or more past due and still accruing	10,491	3,555

Total non-performing loans	$39,255	$36,090

Foreclosed assets:
Real estate	3,604	3,415
Other	1,153	2,024

Total foreclosed assets	$4,757	$5,439

Total non-performing assets	$44,012	$41,529

Troubled debt restructurings	$1,093	$3,327

(1)	These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

An anaylsis of the allowance for loan losses for the periods ended June 30, 2003 and 2002 is presented below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	($ in thousands)
Balance at beginning of period	$39,600	$33,710	$35,214	$33,940
Charge-Offs:
Commercial, financial and agricultural	791	584	5,367	1,286
Real estate	626	781	1,572	1,710
Installment and consumer	1,728	1,369	3,440	3,063
Direct leases	27	60	120	66

	3,172	2,794	10,499	6,125

Recoveries:
Commercial, financial and agricultural	409	51	525	156
Real estate	276	94	457	168
Installment and consumer	312	263	560	539
Direct leases	—	9	—	15

	997	417	1,542	878

Net Charge-Offs	2,175	2,377	8,957	5,247
Provision charged to expense	4,729	2,653	17,304	5,293
Reductions due to sale of loans	—	—	(1,407)	—

Balance at end of period	$42,154	$33,986	$42,154	$33,986

Ratio of net-charge-offs during the period to average loans outstanding during the period (1)	0.30%	0.37%	0.63%	0.41%

(1)	On an annualized basis.

TABLE 6

AMCORE Branch Expansion Plans

Strategy	LBO*	HUB**	Satellite***	In-store		Total
2001 + New branches - Closed after move to new facility Cumulative total	1 0 1	0 0 0	1 0 1	0 0 0		2 0 2
2002 + New branches - Closed after move to new facility Cumulative total	4 (1 4)	3 (1 2)	0 0 1	0 0 0		7 (2 7)
2003 + New branches - Closed after move to new facility Cumulative total	3 (1 6)	2 0 4	6 0 7	0 (2 (2	) )	11 (3 15)
2004 + New branches - Closed after move to new facility Cumulative total	3 (3 6)	5 0 9	1 0 8	0 0 (2)		9 (3 21)
2005 + New branches - Closed after move to new facility Cumulative total	0 (3 3)	7 0 16	1 0 9	0 0 (2)		8 (3 26)
2006 + New branches - Closed after move to new facility Cumulative total	0 (3 0)	3 0 19	0 0 9	0 0 (2)		3 (3 26)

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

AMCORE’s asset and liability management process is utilized to manage market and interest rate risk through structuring the balance sheet and off-balance sheet instruments to maximize net interest income while maintaining acceptable levels of risk to changes in market interest rates. Interest rate sensitivity analysis is performed monthly using various simulations with an asset/liability modeling system. These analyses are reviewed by the Asset and Liability Committee (“ALCO”), whose actions attempt to minimize any sudden or sustained negative impact that interest rate movements may have on net interest income. ALCO reviews the impact of liquidity, loan and deposit pricing compared to its competition, capital adequacy and rate sensitivity, among other things, and determines appropriate policy direction to maintain or meet established ALCO guidelines.

Based upon an immediate increase in interest rates of 100 basis points and no change in the slope of the yield curve, the potential increase in net interest income for the twelve-month period beginning July 1, 2003 would be approximately $4.1 million or 2.77% of base forecasted net interest income. This analysis assumes no growth in assets or liabilities and replacement of maturing instruments with like-kind instruments. At the end of 2002, comparable assumptions would have resulted in a potential increase in 2003 net interest income of $3.3 million or 2.12%. Thus, AMCORE’s exposure from a rising-rate scenario has improved since the end of 2002.

Conversely, an immediate decrease in interest rates of 100 basis points and no change in the slope of the yield curve would result in a potential decrease in net interest income for the twelve-month period beginning July 1, 2003 of approximately $10.3 million or 6.96% of base forecasted net interest income. The same assumptions at the end of 2002 would have resulted in a potential decrease in net interest income of $7.7 million or 5.01%. AMCORE’s sensitivity to declining interest rates has increased since the end of 2002. This is due, in large part, to compression as rates on earning assets are adversely affected by the full 100 basis point decline whereas interest paying liabilities may already be paying less than one percent and thus cannot decline the full 100 basis points. The historic level of pre-payment activity on mortgage related assets has also contributed to increased interest rate sensitivity.

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

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company’s December 31, 2002 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II.

ITEM 1. Legal Proceedings

Management believes that no litigation is threatened or pending in which the Company faces potential loss or exposure which will materially affect the Company’s financial position or results of operations. Since the Company’s subsidiaries act as depositories of funds, trustee and escrow agents, they occasionally are named as defendants in lawsuits involving claims to the ownership of funds in particular accounts. This and other litigation is incidental to the Company’s business.

ITEM 4. Submission of Matters to a Vote of Security Holders

(a) – (d) None

ITEM 6. Exhibits and Reports on Form 8-K

(a	)	3	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc. dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

		3.1	By-laws of AMCORE Financial, Inc. as amended December 7, 2001 (Incorporated by reference to Exhibit 3.1 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2001).

		4	Rights Agreement dated February 16, 2001, between AMCORE Financial, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to AMCORE’s Form 8-K as filed with the Commission on February 27, 2001).

		10.1	Amendment to Loan Agreement with M & I Marshall and Ilsley Bank dated April 30, 2003.

		10.2	Amended and Restated Transitional Compensation Agreement, dated May 7, 2003, between AMCORE Financial, Inc. and Eleanor F. Doar.

		31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b	)		A report on Form 8-K, dated April 16, 2003, was filed concerning the Company’s results of operations for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCORE FINANCIAL, INC.
Date: August 11, 2003

	By:	/s/ John R. Hecht
John R. Hecht Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

(a	)	3	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

		3.1	By-laws of AMCORE Financial, Inc., as amended December 7, 2001 (Incorporated by reference to Exhibit 3.1 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2001).

		4	Rights Agreement dated February 16, 2001, between AMCORE Financial, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to AMCORE’s Form 8-K as filed with the Commission on February 27, 2001).

		10.1	Amendment to Loan Agreement with M & I Marshall and Ilsley Bank dated April 30, 2003.

		10.2	Amended and Restated Transitional Compensation Agreement, dated May 7, 2003, between AMCORE Financial, Inc. and Eleanor F. Doar.

		31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.