Form 10-Q
period 2003-09-30
AMCORE FINANCIAL INC
filed 2003-11-14
CIK 714756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission file number 0–13393

AMCORE FINANCIAL, INC.

NEVADA	36–3183870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Seventh Street, Rockford, Illinois 61104

Telephone Number (815) 968–2241

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

The number of shares outstanding of the registrant’s common stock, par value $0.22 per share, at October 31, 2003 was 24,980,547 shares.

AMCORE FINANCIAL, INC.

Form 10–Q Table of Contents

PART I. ITEM 1: Financial Statements

AMCORE Financial, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

			September 30, 2003	December 31, 2002
			( in thousands, except share data)
	ASSETS
	Cash and cash equivalents		$123,688	$145,224
	Interest earning deposits in banks		3,503	2,151
	Federal funds sold and other short-term investments		23,300	4,200
	Securities available for sale		1,080,824	1,173,461
	Loans held for sale		38,951	79,893
	Gross loans		2,907,139	2,883,717
	Allowance for loan losses		(42,512)	(35,214)

	Net loans		$2,864,627	$2,848,503
	Company owned life insurance		114,682	108,914
	Premises and equipment, net		68,241	57,911
	Goodwill		15,575	15,645
	Foreclosed real estate		5,098	3,415
	Other assets		80,396	81,397

	TOTAL ASSETS		$4,418,885	$4,520,714

	LIABILITIES
	Deposits:
	Demand deposits		$1,574,226	$1,372,446
	Savings deposits		215,300	135,720
	Other time deposits		1,602,768	1,786,496

	Total deposits		$3,392,294	$3,294,662
	Short-term borrowings		378,757	595,513
	Long-term borrowings		210,377	185,832
	Other liabilities		68,188	89,026

	TOTAL LIABILITIES		$4,049,616	$4,165,033

	STOCKHOLDERS’ EQUITY
	Preferred stock, $1 par value; authorized 10,000,000 shares; none issued		$—	$—
	Common stock, $0.22 par value; authorized 45,000,000 shares;

	September 30, 2003	December 31, 2002
Issued	29,813,280	29,785,861
Outstanding	24,941,804	24,788,510	6,621	6,615
	Additional paid-in capital		73,581	74,326
	Retained earnings		372,685	351,247
	Deferred compensation		(450)	(523)
	Treasury stock (9/30/03 - 4,871,476 shares; 12/31/02 - 4,997,351 shares)		(94,525)	(97,043)
	Accumulated other comprehensive income		11,357	21,059

	TOTAL STOCKHOLDERS’ EQUITY		$369,269	$355,681

	TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$4,418,885	$4,520,714

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	( in thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$42,647	$47,573	$132,422	$137,965
Interest on securities:
Taxable	$8,605	$13,492	$29,106	$39,652
Tax-exempt	1,955	2,906	6,775	8,794

Total Income from Securities	$10,560	$16,398	$35,881	$48,446

Interest on federal funds sold and other short-term investments	$82	$16	$136	$119
Interest and fees on loans held for sale	1,592	1,272	4,397	3,215
Interest on deposits in banks	18	23	33	64

Total Interest Income	$54,899	$65,282	$172,869	$189,809

INTEREST EXPENSE
Interest on deposits	$16,822	$23,865	$53,836	$70,685
Interest on short-term borrowings	2,349	4,397	8,241	13,015
Interest on long-term borrowings	2,703	3,162	8,158	9,879

Total Interest Expense	$21,874	$31,424	$70,235	$93,579

Net Interest Income	$33,025	$33,858	$102,634	$96,230
Provision for loan losses	4,318	3,360	21,622	8,653

Net Interest Income After Provision for Loan Losses	$28,707	$30,498	$81,012	$87,577

NON-INTEREST INCOME
Trust and asset management income	$5,619	$5,929	$17,034	$18,808
Service charges on deposits	4,751	4,882	13,787	12,862
Mortgage revenues	8,053	1,049	15,486	3,388
Company owned life insurance income	1,753	1,458	5,229	4,184
Gain on sale of branches	—	—	8,208	—
Gain on sale of loans	—	—	2,491	—
Other	2,785	2,943	8,383	8,777

Non-Interest Income, Excluding Net Security Gains	$22,961	$16,261	$70,618	$48,019
Net security gains	—	1,144	2,285	2,503

Total Non-Interest Income	$22,961	$17,405	$72,903	$50,522
OPERATING EXPENSES
Compensation expense	$16,901	$15,795	$48,697	$44,576
Employee benefits	3,690	4,168	12,285	11,856
Net occupancy expense	2,220	2,034	6,325	5,883
Equipment expense	2,404	2,036	6,949	5,820
Data processing expense	1,122	1,624	4,547	4,885
Professional fees	1,134	1,112	3,403	3,207
Communication expense	1,174	999	3,405	3,058
Advertising and business development	1,204	1,095	3,461	3,486
Amortization of intangible assets	36	35	106	106
Other	5,297	5,060	18,393	14,000

Total Operating Expenses	$35,182	$33,958	$107,571	$96,877

Income Before Income Taxes	$16,486	$13,945	$46,344	$41,222
Income taxes	4,806	3,262	12,716	10,030

Net Income	$11,680	$10,683	$33,628	$31,192

EARNINGS PER COMMON SHARE (EPS)
Basic	$0.47	$0.43	$1.35	$1.26
Diluted	$0.47	$0.43	$1.34	$1.25
DIVIDENDS PER COMMON SHARE	$0.17	$0.16	$0.49	$0.48
AVERAGE COMMON SHARES OUTSTANDING
Basic	24,909	24,732	24,860	24,676
Diluted	25,100	24,923	25,024	24,899

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except share data)
Balance at December 31, 2001	$6,605	$74,045	$323,615	$(2,107)	$(100,197)	$(301)	$301,660

Comprehensive Income:
Net Income	—	—	31,192	—	—	—	31,192
Current period unrealized gains on hedging activities	—	—	—	—	—	4,307	4,307
Reclassification of losses on hedging activites to earnings	—	—	—	—	—	3,761	3,761
Income tax effect related to items of other comprehensive income						(3,147)

Net effect of hedging activites	—	—	—	—	—	4,921	8,068

Unrealized holding gains on securities available for sale arising during the period	—	—	—	—	—	37,260	37,260
Less reclassification adjustment for security gains included in earnings	—	—	—	—	—	(2,503)	(2,503)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	(13,578)	(13,578)

Net unrealized gains on securities available for sale	—	—	—	—	—	21,179	21,179

Comprehensive Income	—	—	31,192	—	—	26,100	60,439

Cash dividends on common stock - $0.48 per share	—	—	(11,854)	—	—	—	(11,854)
Purchase of 109,318 shares for the treasury	—	—	—	—	(2,410)	—	(2,410)
Deferred compensation expense and other	—	(389)	—	1,358	—	—	969
Reissuance of 230,780 treasury shares for incentive plans	—	(1,195)	—	(8)	5,162	—	3,959
Issuance of 38,033 common shares for Employee Stock Plan	8	679	—	—	—	—	687

Balance at September 30, 2002	$6,613	$73,140	$342,953	$(757)	$(97,445)	$25,799	$350,303

Balance at December 31, 2002	$6,615	$74,326	$351,247	$(523)	$(97,043)	$21,059	$355,681

Comprehensive Income:
Net Income	—	—	33,628	—	—	—	33,628
Current period unrealized losses on hedging activities	—	—	—	—	—	—	—
Reclassification of gains on hedging activites to earnings	—	—	—	—	—	(1,732)	(1,732)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	676	676

Net effect of hedging activites	—	—	—	—	—	(1,056)	(1,056)

Unrealized holding losses on securities available for sale arising during the period	—	—	—	—	—	(12,027)	(12,027)
Less reclassification adjustment for security gains included in earnings	—	—	—	—	—	(2,285)	(2,285)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	5,666	5,666

Net unrealized losses on securities available for sale	—	—	—	—	—	(8,646)	(8,646)

Comprehensive Income	—	—	33,628	—	—	(9,702)	23,926

Cash dividends on common stock – $0.49 per share	—	—	(12,190)	—	—	—	(12,190)
Purchase of 190,944 shares for the treasury	—	—	—	—	(4,570)	—	(4,570)
Deferred compensation expense and other	—	63	—	239	—	—	302
Reissuance of 316,819 treasury shares for incentive plans	—	(1,316)	—	(166)	7,088	—	5,606
Issuance of 27,419 common shares for Employee Stock Plan	6	508	—	—	—	—	514

Balance at September 30, 2003	$6,621	$73,581	$372,685	$(450)	$(94,525)	$11,357	$369,269

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(in thousands)
Cash Flows From Operating Activities
Net income	$33,628	$31,192
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	4,757	4,404
Amortization and accretion of securities, net	9,143	4,721
Provision for loan losses	21,622	8,653
Amortization of intangible assets	106	106
Gain on branch sales	(8,208)	—
Net securities gains	(2,285)	(2,503)
Net gain on sale of loans	(2,491)	—
Net gain on sale of loans held for sale	(16,186)	(6,251)
Originations of loans held for sale	(804,873)	(417,223)
Proceeds from sales of loans held for sale	862,001	441,474
Deferred income tax (benefit) expense	(1,794)	1,136
Tax benefit on exercise of stock options	952	914
Other, net	(17,975)	(1,798)

Net cash provided by operating activities	$78,397	$64,825

Cash Flows From Investing Activities
Proceeds from maturities of securities available for sale	$541,565	$244,885
Proceeds from sales of securities available for sale	76,640	61,568
Purchase of securities available for sale	(546,739)	(386,585)
Net increase in federal funds sold and other short-term investments	(19,100)	(2,500)
Net increase in interest earning deposits in banks	(1,352)	(228)
Net increase in loans	(195,445)	(304,622)
Proceeds from the sale of loans	107,734	—
Investment in company owned life insurance	(1,055)	(3,248)
Premises and equipment expenditures, net	(17,424)	(6,256)
Proceeds from the sale of foreclosed real estate	3,056	7,193

Net cash used for investing activities	$(52,120)	$(389,793)

Cash Flows From Financing Activities
Net increase in demand deposits and savings accounts	$345,811	$107,498
Net (decrease) increase in time deposits	(123,998)	228,552
Net (decrease) increase in short-term borrowings	(216,795)	9,547
Proceeds from long-term borrowings	40,000	—
Payment of long-term borrowings	(15,800)	(495)
Net payments to settle branch sales	(65,439)	—
Dividends paid	(12,190)	(11,854)
Issuance of common shares for employee stock plan	514	687
Reissuance of treasury shares for incentive plans	4,654	3,045
Purchase of shares for treasury	(4,570)	(2,410)

Net cash (used for) provided by financing activities	$(47,813)	$334,570

Net change in cash and cash equivalents	$(21,536)	$9,602
Cash and cash equivalents:
Beginning of year	145,224	134,244

End of period	$123,688	$143,846

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$59,562	$66,633
Interest paid on borrowings	15,954	24,105
Income tax payments	18,854	8,221

Non-Cash Investing and Financing
Foreclosed real estate - acquired in settlement of loans	5,189	5,071
Transfer current portion of long-term borrowings to short-term borrowings	39	82,950
Capitalized interest	264	80

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

Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10–K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2002.

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

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 9 of the Notes to the Consolidated Financial Statements for a table that illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock options granted.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain variable interest entities (“VIEs”) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of this Interpretation are effective for newly created VIEs formed after January 31, 2003, on the first interim or annual reporting period beginning after June 15, 2003. However, a public entity need not apply the provisions of FIN 46 to an interest in a variable interest entity until the end of the first reporting period ending after December 15, 2003 for VIEs created before February 1, 2003. The Company has no newly formed VIEs subject to the January 31, 2003 effective date. The Company is in the process of determining whether consolidation of various affordable housing tax credit projects will be necessary in the fourth quarter of 2003 to reflect the December effective date. Consolidation of these entities, if required, is not expected to have a material effect on the consolidated financial statements. The classification of these capital securities as Tier 1 Capital may be impacted by potential de-consolidation of the Trust pursuant to FIN 46. Any such disqualification is not expected to have a material impact on the Company’s capital adequacy. The Company will adopt the provisions of FIN 46 for existing VIEs during the fourth quarter of 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In addition, SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30,

2003 (with certain exceptions) and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity’s other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No.150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares be classified as liabilities. SFAS No. 150 amends SFAS No. 128, Earnings Per Share, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and nullifies (or partially nullifies) various EITF consensuses. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB issued Staff Position (“FSP”) No. 150-3 which deferred the application of several provisions of SFAS No. 150. The adoption of SFAS No. 150 and FSP No. 150-3 are not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

NOTE 2 – SECURITIES

A summary of securities at September 30, 2003 and December 31, 2002 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
At September 30, 2003
Securities Available for Sale:
U.S. Treasury	$5,000	$30	$—	$5,030
U.S. Government agencies	55,334	623	(7)	55,950
Agency mortgage-backed securities	738,371	11,120	(4,766)	744,725
State and political subdivisions	163,528	9,965	—	173,493
Corporate obligations and other	101,652	1,075	(1,101)	101,626

Total Securities Available for Sale	$1,063,885	$22,813	$(5,874)	$1,080,824

At December 31, 2002
Securities Available for Sale:
U.S. Treasury	$5,002	$15	$—	$5,017
U.S. Government agencies	3,841	17	(4)	3,854
Agency mortgage-backed securities	730,969	21,801	(421)	752,349
State and political subdivisions	215,109	11,129	(4)	226,234
Corporate obligations and other	187,289	2,304	(3,586)	186,007

Total Securities Available for Sale	$1,142,210	$35,266	$(4,015)	$1,173,461

There were no realized gross gains or losses resulting from the sale of securities available for sale for the three months ended September 30, 2003. Realized gross gains and losses for the three months ended September 30, 2002 were $1.2 million and $90,000, respectively. Realized gross gains were $2.6 million for the nine months ended September 30, 2003 and 2002. Realized gross losses were $358,000 and $90,000 for the nine month periods ended September 30, 2003 and 2002, respectively. At September 30, 2003 and 2002, securities with a fair value of $772.1 million and $950.3 million, respectively, were pledged to secure public deposits, securities under agreements to repurchase and for other purposes required by law.

NOTE 3 – LOANS

The composition of the loan portfolio at September 30, 2003 and December 31, 2002 was as follows:

	September 30, 2003	December 31, 2002
	(in thousands)
Commercial, financial and agricultural	$737,288	$760,950
Real estate-construction	176,828	142,844
Real estate-commercial	1,058,304	925,003
Real estate-residential	371,489	449,330
Installment and consumer	562,861	604,663
Direct lease financing	369	927

Gross loans	$2,907,139	$2,883,717
Allowance for loan losses	(42,512)	(35,214)

Net Loans	$2,864,627	$2,848,503

Total loans sold during the nine months ended September 30, 2003 as a result of branch sales and securitization of indirect automobile loans was $153.8 million. A gain of $2.5 million was recognized on the securitization of $106.0 million in indirect automobile loans. For further information on the securitization, see Note 5 of the Notes to the Consolidated Financial Statements. Loans sold in the branch sales transactions totaled $47.8 million.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s intangible asset values by segment at September 30, 2003 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Amortized Intangible Assets
Core Deposits – Retail Banking	$683	$658	$25
– Commercial Banking	293	283	10

Total Amortized Intangible Assets	$976	$941	$35

Unamortized Intangible Assets
Goodwill – Trust and Asset Management			$9,622
– Retail Banking			3,572
– Commercial Banking			2,381

Total Unamortized Intangible Assets			$15,575

Total Intangibles (net)			$15,610

The current and estimated amortization expense by segment is as follows:

	Retail Banking	Commercial Banking	Total
	(in thousands)
Aggregate Amortization Expense
For Quarter Ended 9/30/03	$25	$11	$36
For Nine Months Ended 9/30/03	74	32	106
Estimated Amortization Expense
For Remainder of Year Ending 12/31/03	$25	$10	$35

Total estimated amortization expense			$35

Changes in the carrying amount of goodwill for the nine months ended September 30, 2003 were related to the sale of six bank branches in the first quarter of 2003. The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows:

	Retail Banking	Commercial Banking	Total
	(in thousands)
Balance as of January 1, 2003	$3,614	$2,409	$6,023
Goodwill related to branches sold	42	28	70

Balance as of September 30, 2003	$3,572	$2,381	$5,953

The Originated Mortgage Servicing Right (“OMSR”) asset values which are recorded in Other Assets are all included in the Mortgage Banking Segment. The September 30, 2003 balances are in the table below. At December 31, 2002, the OMSR Valuation Allowance was $3.36 million and the net carrying amount of OMSR was $7.3 million.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Capitalized OMSR	$30,734	$19,642	$11,092
Less: OMSR Valuation Allowance			(306)

Net OMSR			$10,786

OMSR Valuation Allowance
Balance at beginning of year			($3,361)
Reversal of impairment valuation			3,055

Balance at September 30, 2003			($306)

The current and estimated OMSR amortization expense on the Company’s OMSR asset are as follows:

Mortgage Banking
(in thousands)
Aggregate Amortization Expense
For Quarter Ended 9/30/03	$2,224
For Nine Months Ended 9/30/03	6,021
Estimated Amortization Expense
For Remainder of Year Ending 12/31/03	$1,109
For Year Ending 12/31/04	2,995
For Year Ending 12/31/05	1,747
For Year Ending 12/31/06	1,310
For Year Ending 12/31/07	786
For Year Ending 12/31/08	629
Thereafter	2,516

Total	$11,092

The weighted-average amortization period for OMSR retained during the third quarter of 2003 was 10.8 years. The unpaid principal balance of mortgage loans serviced for others, including mortgage loans held for sale, was $1.2 billion as of September 30, 2003. This compares to $1.0 billion as of September 30, 2002.

NOTE 5 - SALE OF RECEIVABLES

There were no sales of indirect automobile loans during the third quarter 2003 or 2002. Year-to-date 2003, the Company sold $106.0 million of indirect automobile loans, reporting a pre-tax gain of $2.5 million ($1.5 million after-tax). There were no sales during the comparable period in 2002. Upon sale, the net carrying amount of the loans is removed from the consolidated balance sheet in exchange for cash and certain retained interests. The retained interests included rights to service the loans that were sold (the "Servicing Rights") and an interest in residual cash flows (the "Interest-Only Strip"). The Interest-Only Strip includes the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the "Excess Spread") plus an interest in sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the "Credit Enhancement" or "Overcollateralization"). These retained interests were allocated a carrying value of $9.2 million.

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

Key economic assumptions used in measuring the retained interests at the date of the securitization and as of September 30, 2003 including the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

		As of September 30, 2003
	Loans Sold During 2003	Actual	10% Adverse Change	20% Adverse Change
		(in thousands)
Prepayment speed assumptions
Prepayment speed	1.7%	2.3%	2.6%	2.8%
Weighted average life (in months)	19.5	15.7	15.1	14.5
Fair value of retained interests	$9,418	$13,228	$13,179	$13,134
Change in fair value	$—	$—	$(49)	$(94)
Expected credit loss assumptions
Expected credit losses (loss to liquidation)	1.9%	1.9%	2.0%	2.2%
Fair value of retained interests	$9,418	$13,228	$13,048	$12,870
Change in fair value	$—	$—	$(180)	$(358)
Residual cash flow discount rate assumptions
Residual cash flow discount rate (annual)	20%	19.6%	21.5%	23.5%
Fair value of retained interests	$9,418	$13,228	$12,980	$12,741
Change in fair value	$—	$—	$(248)	$(487)

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

Total cash flows attributable to the indirect automobile loan securitization transactions was an inflow of $2.2 million and $531,000 for the third quarters of 2003 and 2002, respectively. The following table summarizes the various cash flows received from and paid to the securitization trust:

	Proceeds From Securitizations	Servicing Fees Collected	Other Cash Flows	Fees Paid
	(in thousands)
Cash flows received from trust in third quarter 2003	$—	$233	$1,989	$—
Cash flows received from trust in third quarter 2002	$—	$110	$421	$—

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

	Total Principal Amount of Loans		Principal Amount of Delinquent Loans		Net Credit Losses Year-to-Date
	As of September 30
	2003	2002	2003	2002	2003	2002
	(in thousands)
Held in portfolio	$475,161	$475,198	$7,482	$4,510	$3,098	$2,361
Securitized	106,224	48,924	2,287	1,196	805	686

Total	$581,385	$524,122	$9,769	$5,706	$3,903	$3,047

Actual and projected static pool credit losses, as a percentage of indirect automobile loans securitized are 1.13%, 1.49% and 1.81% as of the quarters ended September 30, 2003, 2004, and 2005, respectively. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amounts shown here for each year are a weighted average for all indirect automobile loan securitizations.

NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings at September 30, 2003 and December 31, 2002 consisted of the following:

	September 30, 2003	December 31, 2002
	(in thousands)
Securities sold under agreements to repurchase	$344,465	$416,760
Federal Home Loan Bank borrowings	57	83,022
Federal funds purchased	17,550	55,323
U.S. Treasury tax and loan note accounts	11,556	28,408
Commercial paper borrowings	5,129	12,000

Total short-term borrowings	$378,757	$595,513

NOTE 7 - LONG-TERM BORROWINGS

Long-term borrowings at September 30, 2003 and December 31, 2002 consisted of the following:

	September 30, 2003	December 31, 2002
	(in thousands)
Federal Home Loan Bank borrowings	$184,312	$159,765
Capital Trust preferred securities	25,000	25,000
Capitalized Lease Obligation and other	1,065	1,067

Total Long-Term Borrowings	$210,377	$185,832

The Company periodically borrows additional funds from the Federal Home Loan Bank (“FHLB”) in connection with the purchase of mortgage-backed securities and the financing of 1-to-4 family real estate loans. Certain FHLB borrowings have prepayment penalties and call features associated with them. The average maturity of these borrowings at September 30, 2003 is 3.78 years, with a weighted average borrowing rate of 4.36%. The Company reclassifies FHLB borrowings to short term borrowings when the remaining maturity becomes less than one year.

Reductions of FHLB borrowings with call features, assuming they are called at the earliest call date, total $102.0 million in 2003.

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

Other long-term borrowings includes a capital lease with a net carrying amount of $1.1 million on a branch facility leased by the Company. The Company is amortizing the capitalized lease obligation and depreciating the facility over the remaining non-cancelable term of the original lease, which expires or renews in 2021.

Total
(in thousands)
Scheduled reductions of long-term borrowings are as follows:
2004	$25,008
2005	35,187
2006	16,722
2007	28
2008	80,416
Thereafter	53,016

Total	$210,377

During the first quarter of 2003, the Company extinguished $15.8 million of above-market interest rate FHLB debt early and replaced the debt with lower cost funding. A prepayment penalty of $1.6 million on the early extinguishment is recorded in the ‘other’ line of operating expenses in the Consolidated Statement of Income for the nine months ended September 30, 2003.

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

Interest rate swaps are used by the Company to convert assets and liabilities with variable-rate cash flows to assets and liabilities with fixed-rate cash flows (the “Hedged Items”). Under this arrangement, the Company receives payments from or makes payments to the Counter-party at a specified floating-rate index that is applied to the Notional Principal Amount. This periodic receipt or payment essentially offsets floating-rate interest payments that the Company makes to its depositors or lenders or receives from its loan customers. In exchange for the receipts from or payments to the Counter-party, the Company makes payments to or receives a payment from the Counter-party at a specified fixed-rate that is applied to the Notional Principal Amount. Thus, what was a floating rate obligation or a floating rate asset before entering into the derivative arrangement is transformed into a fixed rate obligation or asset. These types of Hedges are considered cash flow Hedges. The Company also uses interest rate swaps to convert fixed-rate liabilities to floating-rate liabilities. This is typically done when a fixed rate liability has been incurred to fund a variable-rate loan or investment. The interest rate swap has the effect of matching the interest rate risk on the funding with the interest rate risk on the loans or investment. This type of Hedge is considered a fair value Hedge. The longest-term derivative that the Company has used to Hedge its interest rate exposure (cash flow Hedge) expires in September 2004, while the longest-term fair value Hedge expires in March 2013.

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

All derivatives are recognized at fair value in the Consolidated Balance Sheets. Changes in fair value for derivatives that are not Hedges as defined by generally accepted accounting principles are recognized in the Consolidated Statement of Income (“Income Statement”) as they arise. If the derivative is a Hedge, depending on the nature of the Hedge, changes in the fair value of the derivative are either offset in the Income Statement or recorded as a component of other comprehensive income (“OCI”) in the Consolidated Statement of Stockholders’ Equity. If the derivative is designated as a fair value Hedge, the changes in the fair value of the derivative and of the Hedged Item attributable to the Hedged risk are recognized in the Income Statement. To the extent that fair value Hedges are highly effective, changes in the fair value of the derivatives will largely be offset by changes in the fair values of the Hedged Items. If the derivative is designated as a cash flow Hedge, changes in the fair value of the derivative due to the passage of time (“Time Value”) are excluded from the assessment of Hedge effectiveness and therefore flow through the Income Statement for each period. The effective portion of the remaining changes in the fair value of the derivative (“Intrinsic Value”) are recorded in OCI and are subsequently recognized in the Income Statement when the Hedged Item affects earnings. Ineffective portions of changes in the fair value of cash flow Hedges are recognized in the Income Statement. Hedge ineffectiveness is caused when the change in expected future cash flows or fair value of a Hedged Item does not exactly offset the change in the future expected cash flows or fair value of the derivative instrument, and is generally due to differences in the interest rate indices or interest rate reset dates. All derivatives, with the exception of the deposit product tied to the S&P 500 Index and a $50,000 swap left unhedged due to the call of the Hedged Item, qualify and have been designated as Hedges.

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

The Income Statement for the three months ended September 30, 2003 included the following derivative related activity in other non-interest income: no income or loss due to the change in the Time Value component of the market value of cash flow Hedges, $12,000 loss related to the ineffective portion of the fair value Hedges, $77,000 income related to Mortgage Loan Derivatives (net of the corresponding mark-to-market adjustment on Hedged Warehouse Loans), and no income or loss related to the S & P 500 Index embedded derivative. These items, net of taxes of $25,000, totaled $40,000 in income recorded for the quarter ended September 30, 2003.

The Income Statement for the nine months ended September 30, 2003 included the following derivative related activity in other non-interest income: $2,000 loss due to the decrease in the Time Value component of the market value of cash flow Hedges, $12,000 loss related to the ineffective portion of the fair value Hedges, $274,000 loss related to Mortgage Loan Derivatives (net of the corresponding mark-to-market adjustment on Hedged Warehouse Loans), and no income or loss related to the S & P 500 Index embedded derivative. These items, net of taxes of $112,000, totaled $176,000 in losses recorded for the nine months ended September 30, 2003.

The Income Statement for the three months ended September 30, 2002 included the following derivative related activity in other non-interest income: $6,000 loss due to the decrease in the Time Value component of the market value of cash flow Hedges, $11,000 income related to the ineffective portion of the cash flow Hedges, $261,000 income related to Mortgage Loan Derivatives (net of the corresponding mark-to-market adjustment on Hedged Warehouse Loans held for sale), and no income or loss related to the S & P 500 Index embedded derivative. These items, net of taxes of $104,000, totaled income of $162,000 recorded for the quarter ended September 30, 2002.

The Income Statement for the nine months ended September 30, 2002 included the following derivative related activity in other non-interest income: $43,000 loss due to the decrease in the Time Value component of the market value of cash flow Hedges, $29,000 income related to the ineffective portion of the cash flow Hedges, $385,000 income related to Mortgage Loan Derivatives (net of the corresponding mark-to-market adjustment on Hedged Warehouse Loans), and no income or loss related to the S & P 500 Index embedded derivative. These items, net of taxes of $145,000, totaled $226,000 in income recorded for the nine months ended September 30, 2002.

Reclassification from OCI to the Income Statement occurs each period as continuing cash flow payments bring the Intrinsic Value component of the market value of each cash flow Hedge closer to zero. Reclassifications may also occur, as yield adjustments in the same period the Hedged Items affect earnings, in the event cash flow Hedges no longer meet the requirements to qualify for Hedge accounting or are sold. During 2002, swaps that were Hedging loan cash flows were sold, for which the Company received $3.3 million plus accrued interest. The gain continued to be classified in OCI and amortized over the original term of the swap. For the quarter ended September 30, 2003, $577,000 of pre-tax gain was amortized to the Income Statement as additional interest income. For the nine months ended September 30, 2003, $1.7 million of pre-tax gain was amortized to the Income Statement as additional interest income. During the three months ended September 30, 2002, $902,000 (pre-tax) of the net derivative losses included in OCI was reclassified to the Income Statement as additional interest expense. During the nine months ended September 30, 2002, $3.8 million (pre-tax) of the net derivative losses included in OCI was reclassified to the Income Statement as additional interest expense. The 2002 reclassifications occurred mostly through the normal postings of cash receipts and cash payments related to the derivatives and the Hedged Items.

NOTE 9 – STOCK INCENTIVE PLANS

At September 30, 2003, the Company had various stock-based compensation plans that are described more fully in Note 13 included in the Form 10–K Annual Report of the Company for the year ended December 31, 2002. During the first nine months of 2003, 358,000 stock options were granted in connection with the Company’s annual grant. The Company accounts for these plans under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based compensation cost for option grants under these plans is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net Income:
As reported	$11,680	$10,683	$33,628	$31,192
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(461)	(767)	(1,863)	(2,055)

Pro forma	$11,219	$9,916	$31,765	$29,137

Basic earnings per share:
As reported	$0.47	$0.43	$1.35	$1.26
Pro forma	0.45	0.40	1.28	1.18
Diluted earnings per share:
As reported	$0.47	$0.43	$1.34	$1.25
Pro forma	0.45	0.40	1.27	1.17

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

Both financial and performance standby letters of credit are typically issued for a period of one year to five years, but can be extended depending on the BANK customer’s needs. As of September 30, 2003, the maximum remaining term for any outstanding standby letters of credit was approximately six and one-half years, expiring on April 15, 2010. An annual fee of one to two percent of face value is normally charged to the BANK customer and is recognized as income over the term of the standby letter of credit. The carrying value of deferred fees as of September 30, 2003 was $1.4 million.

At September 30, 2003, the contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay under the guarantees, was $182.5 million, with $155.8 million in financial standby letters of credit and $26.7 million in performance standby letters of credit.

The issuance of either a financial or performance standby letter of credit is generally backed by collateral. The collateral can take various forms including bank accounts, investments, fixed assets, inventory, accounts receivable and real estate, among other things. At the time that the letters of credit are issued, the value of the collateral is usually in an amount that is considered sufficient to cover the contractual amount of the standby letters of credit.

NOTE 11 – EARNINGS PER SHARE (EPS)

Earnings per share calculations are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net Income	$11,680	$10,683	$33,628	$31,192

Basic earnings per share:
Average basic shares outstanding	24,909	24,732	24,860	24,676

Earnings per share	$0.47	$0.43	$1.35	$1.26

Diluted earnings per share:
Weighted average shares outstanding	24,909	24,732	24,860	24,676
Dilutive shares	186	191	159	223
Contingently issuable shares	5	—	5	—

Average diluted shares outstanding	25,100	24,923	25,024	24,899

Diluted earnings per share	$0.47	$0.43	$1.34	$1.25

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

The Company provides Commercial and Retail banking services through its 62 banking locations. The Commercial Banking Segment provides services including lending, business checking and deposits, cash management, merchant card services and other traditional as well as e-commerce commercial banking services to large and small business customers. The Retail Banking Segment provides services including direct and indirect lending, checking, savings, money market and certificate of deposit (CD) accounts, safe deposit rental, automated teller machines and other traditional and e-commerce retail banking services to individual customers. The Trust and Asset Management segment provides trust, investment management, employee benefit recordkeeping and administration and brokerage services. It also acts as advisor and provides fund administration to the Vintage Mutual Funds and various public fund programs. These products are distributed nationally (i.e. Vintage Equity Fund is available through Charles Schwab, One Source™), regionally to institutional investors and corporations, and locally through AMCORE’s banking locations. The Mortgage Banking segment provides a variety of mortgage lending products to meet its customer needs. It sells a majority of these loans to the secondary market and continues to service most of the loans sold.

	Operating Segments
	Commercial Banking	Retail Banking	Trust and Asset Management	Mortgage Banking	Other	Consolidated
	(dollars in thousands)
For the three months ended September 30, 2002
Net interest income	$19,338	$9,980	$10	$3,463	$234	$33,025
Non-interest income	1,808	3,678	6,492	8,127	2,856	22,961

Total revenue	21,146	13,658	6,502	11,590	3,090	55,986
Provision for loan losses	1,659	2,240	—	419	—	4,318
Depreciation and amortization	175	482	96	12	903	1,668
Other non-interest expense	7,841	9,633	5,523	4,151	6,366	33,514

Pretax earnings (loss)	11,471	1,303	883	7,008	(4,179)	16,486
Income taxes (benefits)	4,106	485	394	2,608	(2,787)	4,806

Earnings (loss)	$7,365	$818	$489	$4,400	$(1,392)	$11,680

Segment profit percentage	56.3%	6.3%	3.7%	33.7%	N/A	100.0%

For the three months ended September 30, 2002
Net interest income	$16,659	$11,201	$28	$3,656	$2,314	$33,858
Non-interest income	1,782	3,939	6,607	1,272	3,805	17,405

Total revenue	18,441	15,140	6,635	4,928	6,119	51,263
Provision for loan losses	1,304	1,714	—	342	—	3,360
Depreciation and amortization	158	519	87	5	721	1,490
Other non-interest expense	7,972	10,888	5,145	3,417	5,046	32,468

Pretax earnings	9,007	2,019	1,403	1,164	352	13,945
Income taxes (benefits)	3,216	757	568	437	(1,716)	3,262

Earnings	$5,791	$1,262	$835	$727	$2,068	$10,683

Segment profit percentage	67.2%	14.7%	9.7%	8.4%	N/A	100.0%

	Operating Segments
	Commercial Banking	Retail Banking	Trust and Asset Management	Mortgage Banking	Other	Consolidated
	(dollars in thousands)
For the nine months ended September 30, 2003
Net interest income	$57,403	$32,962	$33	$10,445	$1,791	$102,634
Non-interest income	7,566	19,172	19,569	15,234	11,362	72,903

Total Revenue	64,969	52,134	19,602	25,679	13,153	175,537
Provision for loan and lease losses	14,930	5,761	—	931	—	21,622
Depreciation and amortization	519	1,520	320	31	2,466	4,856
Other non-interest expense	23,483	29,082	15,677	11,921	22,552	102,715

Pretax earnings (loss)	26,037	15,771	3,605	12,796	(11,865)	46,344
Income taxes (benefits)	9,142	5,826	1,509	4,736	(8,497)	12,716

Earnings (loss)	$16,895	$9,945	$2,096	$8,060	$(3,368)	$33,628

Segment profit percentage	45.7%	26.9%	5.6%	21.8%	N/A	100.0%

Assets	$1,968,637	$796,417	$18,926	$333,980	$1,300,925	$4,418,885

For the nine months ended September 30, 2002
Net interest income	$45,608	$32,009	$95	$10,488	$8,030	$96,230
Non-interest income	5,197	10,513	20,690	3,761	10,361	50,522

Total Revenue	50,805	42,522	20,785	14,249	18,391	146,752
Provision for loan and lease losses	3,976	4,246	—	431	—	8,653
Depreciation and amortization	439	1,644	257	20	2,154	4,514
Other non-interest expense	21,311	30,621	15,950	8,786	15,695	92,363

Pretax earnings	25,079	6,011	4,578	5,012	542	41,222
Income taxes (benefits)	8,702	2,229	1,845	1,849	(4,595)	10,030

Earnings	$16,377	$3,782	$2,733	$3,163	$5,137	$31,192

Segment profit percentage	62.9%	14.5%	10.5%	12.1%	N/A	100.0%

Assets	$1,657,262	$732,439	$21,737	$378,768	$1,496,720	$4,286,926

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and Subsidiaries (“AMCORE” or the “Company”) consolidated financial condition as of September 30, 2003 compared to December 31, 2002 and the consolidated results of operations for the three and nine months ended September 30, 2003 compared to the same periods in 2002. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

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

OVERVIEW OF OPERATIONS

AMCORE reported net income of $11.7 million for the three months ended September 30, 2003. This compares to $10.7 million for the same period in 2002, representing an increase of $997,000 or 9.3%. Net income for the nine months ended September 30, 2003 was $33.6 million, an increase of $2.4 million or 7.8% from the $31.2 million reported for the same period in 2002.

Diluted earnings per share were $0.47 and $1.34 for the three and nine months ended September 30, 2003, respectively, compared to $0.43 and $1.25 for the same periods in 2002. This represents an increase of 9.3% and 7.2% for the three and nine month periods, respectively.

AMCORE’s annualized return on average equity for the third quarter and year-to-date for 2003 was 12.70% and 12.35%, respectively. Annualized return on average equity for the comparable periods in 2002 was 12.53% and 12.94%. The annualized return on average assets was 1.04% for the third quarter of 2003 and 1.02% for the 2003 year-to-date period, and was 0.97% and 1.00% for the third quarter and year-to-date periods in 2002, respectively.

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

During 2001, the Company’s banking subsidiary (the “BANK”) sold seven Illinois branches and in 2002 closed one additional branch. For the seven Illinois Branch Sales, $65.1 million in loans, $170.8 million in deposits and $1.4 million in premises and equipment were sold to the respective buyers resulting in net after-tax gains of $6.3 million (the “Branch Gain(s)”). Loans and deposits for the closed branch were transferred to nearby BANK branches. During the first quarter of 2003, the BANK sold six Wisconsin branches located in Clinton, Darien, Montello, Kingston, Dalton and Westfield. Combined loans, deposits and premises and equipment of $47.8 million, $124.6 million and $2.1 million, respectively, were sold to the respective buyers of the Wisconsin branches, resulting in a pre-tax gain of $8.2 million or a net after-tax gain of $4.9 million (also referred to as “Branch Gain(s)”).

Branch Expansion activities in 2001 included two new offices: one on Rockford’s east side and one in Geneva, Illinois, a Chicago suburb. During 2002, the BANK opened four commercial loan offices and three full-service branches. The commercial loan offices included three in the Chicago suburbs of Schaumburg, Lincolnshire and Des Plaines, Illinois and one on the east side of Madison, Wisconsin. The full-service branches included one each in St. Charles and McHenry, Illinois and one along the beltway in Madison. As a result of the new office openings, a limited branch office in Geneva, Illinois and a smaller full-service branch in downtown McHenry, Illinois were closed.

During the first nine months of 2003, the BANK opened five new branches, including a limited branch office in Aurora, Illinois, a full-service branch on Rockford’s northwest side, full-service branches in South Elgin and Algonquin, Illinois, and a limited branch office for commercial services in Waukesha, Wisconsin, a suburb of Milwaukee. Combined, the new locations opened since April 1, 2001 have $470.3 million in loans and $204.8 million in deposits outstanding as of September 30, 2003. The impact of the Branch Expansion was dilutive $0.045 for the year-to-date period in 2003 compared to dilution of $0.03 for the year-to-date period ending September 30, 2002.

A full service branch was opened in Machesney Park, Illinois and limited branch offices were opened in Oak Brook, Illinois and Freeport, Illinois in October 2003. During the remainder of 2003, the Company plans to open three more branches. The branches will include two full-service facilities in Madison, Wisconsin, and one in Elgin, Illinois. In connection with the opening of these locations, the Company closed one in-store branch in Rockford and will convert one limited branch office to a full-service facility. Total capital expenditures in 2003, including the eight new branches already opened, are estimated at approximately $25.3 million. The total expected impact on 2003 earnings of all offices opened since April 2001 is a decrease of $0.05 to $0.09 per share as start-up costs initially outpace net revenues. The original estimated dilution of $0.10 to $0.15 per share for the year has been reduced due to better than expected year-to-date results. Despite this dilutive impact, AMCORE expects year-over-year growth in earnings per share from improvements in existing business performance during 2003.

On May 12, 2003, the Company announced the second phase of its Branch Expansion program (“Phase II”), authorizing $30 million in incremental capital investment. These funds will be used to open new full-service facilities and upgrade several limited branch offices to full-service facilities in selected high-growth Midwestern communities. Increased capabilities in these markets will accelerate the Company’s ability to generate deposits, which will better support loan growth and decrease its use of wholesale funding. Phase II calls for a total of 10 additional branches opening in 2004 through 2006. When both phases of the Branch Expansion are complete, AMCORE will have a total of 26 new branches opened since April 2001, net of closed branches. More than two-thirds of its offices will be located in high growth communities. See Table 6 for a tabular presentation of the Company’s Branch Expansion plans. Phase II, when considered with Phase I expansion, is expected to dilute earnings by $0.04 to $0.08 per share in 2004. By 2005, the combined Branch Expansion initiative is expected to be accretive in a range of $0.10 to $0.15 per share.

During 2002, as a complement to its Branch Expansion, the BANK added 37 additional automated teller machines (“ATMs”) in 15 communities in northern Illinois and southern Wisconsin. The ATMs are primarily located in Kelley-Williamson Mobil stations as part of a co-branding relationship, and are owned and operated by an unaffiliated third party. During 2003, the co-branding relationship was expanded and an additional 21 ATM’s were added. The BANK currently owns and operates 75 ATMs throughout Wisconsin (24) and Illinois (51). The co-branded relationship increased the Wisconsin and Illinois ATM presence to 35 and 98, respectively, or 133 overall.

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

Other Matters

The Company has learned that late-day trading activity occurred in shares of the Vintage Mutual Funds, advised by its wholly-owned subsidiary, Investors Management Group, Ltd. Late-day trades are trades that occur after the market has closed for the day but are posted at the net asset value for that trading day. Based on its initial investigation, the Company believes the net dollar value associated with the late-day trading activity is not material to the Company’s operating results. The Company will continue to investigate the circumstances surrounding the late-day trading activity and is working to promptly resolve this issue, including by way of addressing any harm that may have been caused to shareholders in the fund.

Kenneth E. Edge was named President and Chief Executive Officer, effective July 1, 2002, and Chairman of the Board effective January 1, 2003. Mr. Edge, who previously served as AMCORE’s President and Chief Operating Officer, replaced Robert J. Meuleman following Meuleman’s personal decision to retire early and devote more time to his family. Mr. Meuleman continued as Chairman until his retirement at the end of 2002. In connection with these changes, and in an effort to gain efficiencies, the position of Chief Operating Officer was not replaced. The net present value of early retirement obligations, pursuant to Meuleman’s Separation, Release and Consulting Agreement, including certain enhanced post retirement benefits and continued participation in the Company’s Long-Term Incentive Plan (the “Separation Agreement”), was estimated at $784,000, net of tax (the “Retirement Obligation”). The full amount was accrued during the third quarter of 2002. Amounts due for consulting services subsequent to retirement date will be expensed as earned.

EARNINGS REVIEW OF CONSOLIDATED INCOME STATEMENT

The following highlights a comparative discussion of the major components of net income and their impact for the three and nine months ended September 30, 2003 and 2002.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Interest Income Book Basis	$54,899	$65,282	$172,869	$189,809
FTE Adjustment	1,193	1,705	4,125	5,278

Interest Income FTE Basis	56,092	66,987	176,994	195,087
Interest Expense	21,874	31,424	70,235	93,579

Net Interest Income FTE Basis	$34,218	$35,563	$106,759	$101,508

Net interest income on an FTE basis declined $1.3 million or 3.8% in the third quarter of 2003 compared to the same period in 2002 as lower spreads more than offset improved volumes. On a year-to-date basis, net interest income on an FTE basis was up $5.3 million or 5.2% as improved volumes more than compensated for lower spreads.

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

As Table 1 indicates, the interest rate spread declined 14 basis points to 3.04% in the third quarter of 2003 from 3.18% in the third quarter of 2002. The net interest margin was 3.33% in the third quarter of 2003, a decline of 22 basis points from 3.55% in the third quarter of 2002.

As Table 2 indicates, the interest rate spread for the nine months ended September 30, 2003 improved 8 basis points from 3.12% in the prior year period to 3.20%. The net interest margin declined 1 basis point to 3.51% from 3.52% for the year-to-date periods ending September 30, 2003 and 2002, respectively.

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

Changes Due to Volume

In the third quarter of 2003, net interest income (FTE) increased due to average volume by $1.4 million when compared to the third quarter of 2002. This was comprised of a $1.5 million increase in interest income that was partially reduced by an $86,000 increase in interest expense.

The $1.5 million increase in interest income was driven by a $163.4 million or 6.0% increase in average loans and a $44.1 million or 94.4% increase in average loans held for sale. Offsetting these increases was a decline of $151.7 million or 12.5% in average investment securities. The growth in average loans came from an increase of $253.9 million in commercial real estate lending driven mostly by the Branch Expansion. Partially offsetting this increase was a $99.7 million average decline in residential real estate loans, due to the impact of refinancings, as fixed mortgage interest rates reached 45-year lows. Strong loan growth, particularly in new markets, has allowed the Company to reshape its balance sheet to an improved mix of earning assets, contributing to the decline in investment securities.

The increase in average loans, offset by the decline in investment securities, was funded by a $112.2 million or 4.7% increase in average bank-issued deposits and by a $39.6 million or 9.4% increase in brokered certificate of deposits (“CDs”). The increase in average bank-issued deposits was attributable to a Company-wide initiative to attract deposits, especially transaction deposits, and the Branch Expansion. This growth occurred despite the transfer of $124.6 million of deposits in connection with the Wisconsin Branch Sales. AMCORE recognizes the importance of continued bank-issued deposit growth, not only as a means of funding the Branch Expansion loan growth, but also to continue the strategy of reducing its reliance on wholesale funding sources. The transition to full-service branches in new growth markets as the Branch Expansion develops, continued emphasis on attracting and retaining primary transaction accounts, and Auto Loan Sales are all means by which the Company has and expects to implement these strategies. To this end, the Company was able to decrease average borrowings by $142.0 million or 18.7% when comparing the third quarter of 2003 with the same period in 2002.

For the first nine months of 2003, net interest income increased due to average volume by $6.6 million when compared to the same period in 2002. This was comprised of an increase of $10.5 million in interest income that was partially offset by a $3.9 million increase in interest expense. Average loans over this period increased $270.0 million or 10.3% while average securities declined $93.8 million or 8.0%. Average bank-issued deposits increased $92.8 million or 4.0% while average wholesale funding, including brokered CDs, increased $52.8 million or 4.8%.

Changes Due to Rate

During the third quarter of 2003, net interest income (FTE) declined due to average rates by $2.7 million when compared with the same quarter of 2002. This was comprised of a $12.4 million decline in interest income that was partly offset by a $9.6 million decrease in interest expense.

The yield on earning assets declined 121 basis points during the third quarter of 2003, when compared to the same period a year ago. The yield on average loans fell by 108 basis points, as falling interest rates since the first quarter of 2002 impacted pricing on new loan volume, variable priced loans which represent an increasing percentage of the Company’s loan portfolio, and loans that prepaid or refinanced during the year. While all loan categories registered declines, the largest dollar decrease was attributable to commercial real estate loans. The yield on average securities decreased by 155 basis points. This decrease was driven by accelerated premium amortization due to record prepayment levels and lower reinvestment rates.

The rate paid on interest bearing liabilities declined 107 basis points during the third quarter of 2003, compared to the third quarter of 2002. The decline was driven by lower rates paid on all deposit accounts, but was most pronounced on CDs, as older CDs bearing higher rates matured and re-priced during the period of declining interest rates. The Company also benefited from an expired interest rate swap that had negatively impacted funding costs in the third quarter of 2002, as well as new swaps entered into during 2002 that lowered the cost of brokered CDs during the third quarter of 2003. The decrease in short-term borrowing costs was primarily due to reverse repurchase agreements that renewed at lower rates due to the decline in short-term interest rates.

For the first nine months of 2003, net interest income decreased due to average rates by $1.4 million. This was comprised of a $28.6 million decline in interest income that was partly offset by a $27.2 million decrease in interest expense. The yield on earning assets declined by 95 basis points while average rates paid on interest bearing liabilities decreased by 103 basis points.

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

The Allowance is regularly reviewed by management to determine whether or not the amount is considered adequate to absorb probable losses. If not, an additional Provision is made to increase the Allowance. Conversely, this review could result in a decrease in the Allowance. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan groups or pools that are based on historical loss experience and other loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions, among other things. The Allowance is also subject to periodic examination by regulators whose review includes a determination as to its adequacy to absorb probable losses.

The Provision was $4.3 million in the third quarter of 2003, an increase of $958,000 or 28.5% from the $3.4 million in the third quarter of 2002. For the first nine months of 2003, the Provision was $21.6 million, an increase of $13.0 million over the $8.7 million recorded in the same period a year ago. Increases in net non-performing loans and delinquencies, higher net charge-offs, increasing loan balances in emerging markets, deteriorating collateral values, increased concentrations, systems conversion and continued economic weakness were all among the factors leading to the increased Provision.

Loans placed on non-accrual and loans 90-days past due and still accruing increased by $5.8 million when comparing the third quarter of 2003 with the third quarter of 2002. The net increase included one healthcare services related credit totaling $6.0 million included in non-accrual loans. This, combined with deteriorating collateral values on individually reviewed loans, led to an increase of $2.3 million in specific loss estimates since September 30, 2002.

Increasing loan balances in 2003, 10.3% greater on average compared to the first nine months of 2002, and increased historical loss experience led to higher statistical loss estimates on loan pools in an amount of $3.4 million.

Increased delinquencies, growth in emerging markets where our knowledge of the customer base and local conditions is not as strong as existing markets, continued weakness in the overall economy, particularly the manufacturing segment; deteriorating collateral values, including used cars and loans that are secured by receivables, inventory and specialized equipment; and increased concentrations, including commercial real-estate loans, and other factors including systems conversion resulted in additional increases for loss estimates of $7.3 million.

Year-to-date, AMCORE recorded net charge-offs of $12.9 million in 2003 compared to $8.4 million in 2002, an increase of $4.5 million. Annualized net charge-offs were 60 basis points of average loans for the first nine months of 2003 compared to an annualized rate of 43 basis points for the same period last year.

The Allowance, as a percent of total non-accrual loans, was 123.8% and 124.3% at September 30, 2003 and September 30, 2002, respectively.

Future growth in the loan portfolio, weakening economic conditions, specific credit deterioration, or declines in collateral values, among other things, could result in increased Provisions during the remainder of 2003 compared to 2002.

Non-Interest Income

Total non-interest income is comprised primarily of fee-based revenues from trust and asset management, bank-related service charges on deposits and mortgage revenues. Net security gains or losses, gains on

Auto Loan Sales and Branch Sales and increases in cash surrender value (“CSV”) and death benefits on bank and company owned life insurance (“COLI”) are also included in this category.

Non-interest income, including net security gains, totaled $23.0 million in the third quarter of 2003, an increase of $5.6 million or 31.9% from $17.4 million in the third quarter of 2002. The increase related primarily to increased mortgage revenues. On a year-to-date basis, non-interest income increased $22.4 million to $72.9 million in 2003 compared to $50.5 million in 2002. In addition to a $12.1 million increase in mortgage revenues, the year-to-date increase included $8.2 million of Branch Gains and $2.5 million of Auto Loan Sale Gain recorded in the first quarter of 2003.

Trust and asset management income totaled $5.6 million in the third quarter of 2003, a decrease of $310,000 or 5.2% from $5.9 million in the third quarter of 2002. For the nine month periods ended September 30, 2003 and 2002, respectively, trust and asset management revenues were $17.0 million and $18.8 million, a decline of $1.8 million or 9.4%. For the quarter, lower AMCORE-managed asset values combined with a shift to a higher mix of fixed income and money market assets contributed to the decrease in trust and asset management revenues. Overall declines in the stock market, when comparing year-to-date 2003 to 2002, negatively impacted the value of AMCORE-administered assets, upon which fees are partially based, leading to the decrease in fee revenue. The loss of a major public fund customer effective October 1, 2003, unless replaced with new business, could adversely affect trust and asset management income. Revenues from this customer were $1.1 million in 2002 and $917,000 year-to-date in 2003.

The trust and asset management segment manages or administers $5.4 billion of investments, inclusive of traditional assets as well as the management of the BANK’s fixed income portfolio of approximately $1.0 billion. Assets in the AMCORE Vintage Mutual Funds totaled $827.6 million at September 30, 2003. In addition to overall market performance, trust and asset management revenues are dependent upon the Company’s ability to attract and retain accounts, specific investment performance and other economic factors. Fees from Money Market funds, which comprise approximately one-third of managed assets, can also be negatively affected as the federal funds purchased (“FED Funds”) rate approaches 1.00%, a level generally viewed as a minimum acceptable return by investors.

Service charges on deposits totaled $4.8 million in the third quarter of 2003, a decrease of $131,000 or 2.7% from the third quarter of 2002. For the year-to-date period in 2003, service charges on deposits increased $925,000 or 7.2% to $13.8 million from $12.9 million during the same period in 2002. Deposit growth initiatives, which primarily affected retail accounts, led to the increase in revenues for the year-to-date period.

Mortgage revenues include fees generated from the underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans, net of servicing right amortization and impairment. Mortgage revenues were $8.1 million in the third quarter of 2003, an increase of $7.0 million from $1.0 million in the third quarter of 2002. Contributing to the $7.0 million increase was a $4.1 million recapture of mortgage servicing right impairment reserves compared to an impairment charge of $1.7 million in the prior year quarter which resulted in a $5.8 million change year over year. Closing volumes increased 48.9% to $307.1 million in the third quarter of 2003, from $206.3 million in the third quarter 2002. For the first nine months of 2003, mortgage revenues increased $12.1 million to $15.5 million compared to $3.4 million for the first nine months of 2002. This included a volume driven increase due to closings of $804.9 million compared to $417.2 million a year ago. The recapture of mortgage servicing right impairment reserves also contributed to increased revenues and was partially reduced by accelerated amortization of mortgage servicing rights.

Refinancing activity is expected to decline significantly during the fourth quarter resulting in lower mortgage revenues, excluding impairment charges or reversals, as mortgage rates begin to rise. The Company has, however, added 13 mortgage loan originators, primarily in the Branch Expansion markets, to capitalize on growth opportunities in new purchase home mortgages. During the third quarter of 2003, new purchase new home mortgages increased 52.0% compared to the same quarter in 2002.

As of September 30, 2003, AMCORE had $11.1 million of capitalized mortgage servicing rights, less a $306,000 impairment valuation allowance, with a carrying value of $10.8 million. Capitalized mortgage servicing rights at December 31, 2002 were $10.6 million less an impairment valuation allowance of $3.4 million with a carrying value of $7.3 million. The net capitalized mortgage servicing rights were 0.91% of the servicing portfolio balance at September 30, 2003. The unpaid principal balance of mortgage loans serviced for others, including mortgage loans held for sale, was $1.18 billion as of September 30, 2003. This compares to $1.00 billion as of September 30, 2002.

COLI income totaled $1.8 million in the third quarter of 2003, a $295,000 or 20.2% increase from $1.5 million in the third quarter of 2002. Year-to-date in 2003, COLI income increased $1.0 million or 25.0% to $5.2 million from the prior year period. This includes $467,000 in net death benefits received in the first quarter of 2003. The remaining increases are due to additional investments and the impact of compounding, which are partially offset by lower yields due to declining interest rates. AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. As of September 30, 2003, the CSV of COLI stood at $114.7 million.

Other non-interest income includes customer service charges, debit card interchange income, ATM fees, brokerage commissions, insurance commissions, gains on fixed asset sales and other miscellaneous income. In the third quarter of 2003, other non-interest income was $2.8 million, a $158,000 or 5.4% decrease from the third quarter of 2002. Declines in the mark-to-market adjustment on derivatives and in insurance commissions were offset by increased brokerage commissions. For the first nine months of 2003, other non-interest income declined $396,000 or 4.5% to $8.4 million from the same period in 2002. Similar factors contributed to the 2003 year-to-date decrease in other non-interest income as well as increased customer service fees and a $309,000 gain on the reversion of excess retirement plan assets that was recorded in 2002.

Recent litigation involving MasterCard and VISA concerning the amount of fees charged to process signature-based debit card transactions are expected to reduce the amount of interchange income that AMCORE receives on the debit cards that it issues. Rate reductions became effective August 1, 2003 and are not expected to materially impact 2003 earnings. Beginning January 1, 2004, merchants may also refuse to accept signature-based debit card transactions. This is likely to result in additional reductions in interchange income for 2004 that could be material. At this time it is not possible to accurately predict the magnitude of this reduction since it will be driven by the individual practices and policies of the point-of-sale merchant. During the first nine months of 2003 and for all of 2002, AMCORE recorded $1.6 million and $1.8 million, respectively, in debit card interchange fee income.

There were no net realized securities gains recorded in the third quarter of 2003, compared to $1.1 million in the third quarter of 2002. For the nine month periods ended September 30, 2003 and 2002, net realized security gains were $2.3 million and $2.5 million, respectively. The security sales in 2003, which included $23.1 million in municipal securities with longer duration and unfavorable call structures, have facilitated efforts to reduce the duration of the investment portfolio as well as fund loan growth. The level of security gains or losses is dependent on the size of the available for sale portfolio, pledging requirements, interest rate levels, AMCORE’s liquidity needs, and balance sheet risk objectives.

Operating Expenses

Total operating expense was $35.2 million in the third quarter of 2003, an increase of $1.2 million or 3.6%, from $34.0 million in the third quarter of 2002. For the first nine months of 2003, operating expenses were $107.6 million, an increase of $10.7 million or 11.0% from $96.9 million for the first nine months of 2002. The increases were primarily due to higher personnel costs and other operating expenses. The increase included a $1.6 million charge for the early extinguishments of debt that occurred in the first quarter of 2003 and a $623,000 writedown of an investment in a private equity fund in the second quarter of 2003. The efficiency ratio was 62.84% in the third quarter of 2003, compared to 66.24% in the third quarter of 2002. On a year-to-date basis, the efficiency ratio was 61.28% and 66.01% for 2003 and 2002, respectively. The efficiency ratio is calculated by dividing total operating expenses by the sum of net interest income and non-interest income.

Compensation expense is the largest component of operating expenses, totaling $16.9 million in the third quarter of 2003, an increase of $1.1 million or 7.0% from $15.8 million in the third quarter of 2002. The increase included $1.1 million in salaries and wages associated with the Branch Expansion strategy, net of reductions due to the Branch Sales, and $501,000 in increased salary expenses and commissions driven by increased mortgage activity in the third quarter of 2003 compared to the third quarter of 2002. These increases were partly offset by lower incentive costs. For the nine month periods ended September 30, 2003 and 2002, compensation expenses totaled $48.7 million and $44.6 million respectively, an increase of $4.1 million or 9.2%. For the year-to-date period, $2.7 million of the increase was due to the Branch Expansion, net of the Branch Sales, and $1.5 million was due to salary expenses and commissions related to increased mortgage activity.

Employee benefit costs were $3.7 million in the third quarter of 2003 compared to $4.2 million in the third quarter of 2002, representing a $478,000 or 11.5% decrease due to lower employee retirement expenses. The third quarter of 2002 included the $784,000 Retirement Obligation for the retiring Chief Executive Officer. On a year-to-date basis, employee benefit costs were $12.3 million in 2003 compared to $11.9 million in 2002, an increase of $429,000 or 3.6% due to increased employee payroll tax expense and insurance expenses.

Net occupancy expense for the third quarters of 2003 and 2002 was $2.2 million and $2.0 million, respectively, an increase of $186,000 or 9.1%. On a year-to-date basis, net occupancy expense totaled $6.3 million for 2003 compared to $5.9 million for 2002, an increase of $442,000 or 7.5%, primarily due to the impact of the Branch Expansion strategy.

Equipment expense increased $368,000 or 18.1% to $2.4 million in the third quarter of 2003, compared to $2.0 million in the third quarter of 2002. For the year-to-date period ended September 30, 2003, equipment expense totaled $6.9 million compared to $5.8 million for the same period in 2002, an increase of $1.1 million or 19.4%. The increase was primarily due to increased depreciation and amortization on new computer hardware and software resulting from the July 2003 data processing conversion. The increase for the full year is expected to be $1.1 million. Also necessitated by the data processing conversion were personal computer replacements and the acceleration of existing hardware and software depreciation and amortization.

Data processing expense was $1.1 million in the third quarter of 2003, a decline of $502,000 or 30.9% compared to $1.6 million for the same period in 2002. For the year-to-date period ended September 30, 2003, data processing expense totaled $4.5 million compared to $4.9 million for the same period in 2002, a decrease of $338,000 or 6.9%. The decrease was primarily due to lower processing costs resulting from the conversion from an outsourced data processing system to a new in-house data processing system. The decline for the full year 2003 is expected to be $1.5 million.

Professional fees were $1.1 million for the third quarters of 2003 and 2002. For the year-to-date period ended September 30, 2003, professional fees totaled $3.4 million compared to $3.2 million for the same period in 2002, an increase of $196,000 or 6.1% due to tax consulting services.

Communication expense was $1.2 million and $999,000 in the third quarters of 2003 and 2002, respectively. This was an increase of $175,000 or 17.5%. For the year-to-date period ended September 30, 2003, communication expense totaled $3.4 million compared to $3.1 million for the same period in 2002, an increase of $347,000 or 11.3%. Higher telecommunication, postage and courier costs all contributed to the increase in communication expense and were due to Branch Expansion and rate increases.

Advertising and business development expenses were $1.2 million in the third quarter of 2003, an increase of $109,000 or 10.0% from $1.1 million in the third quarter of 2002. The increase is mainly due to the Branch Expansion. For the nine month periods ended September 30, 2003 and 2002, expenses totaled $3.5 million. For the full year, expenses are expected to rise over 2002 levels as the Company continues to grow, due in part to Branch Expansion into new markets and totally-free checking promotions.

Other expenses were $5.3 million in the third quarter of 2003, an increase of $237,000 or 4.7% from $5.1 million in the third quarter of 2002. The increase was primarily due to higher loan processing costs associated with increased mortgage activity. For the year-to-date period ended September 30, 2003, other expenses totaled $18.4 million compared to $14.0 million for the same period in 2002, an increase of $4.4 million or 31.4%. The increase was primarily due to increased loan processing costs of $1.7 million, $1.6 million in prepayment penalties related to restructuring of Federal Home Loan Bank (“FHLB”) advances, and the $623,000 private equity fund impairment charge.

Income Taxes

Income tax expense totaled $4.8 million in the third quarter of 2003, compared with $3.3 million in the third quarter of 2002, an increase of $1.5 million or 47.3%. For the nine month period ended September 30, 2003, income tax expense totaled $12.7 million, a $2.7 million or 26.8% increase over the $10.0 million in the same period of 2002. Increases for both the three and nine month periods of 2003 over the same periods of 2002 were primarily the result of higher earnings before tax and higher state income taxes.

The effective tax rates were 29.2% and 23.4% in the third quarters of 2003 and 2002, respectively, and were 27.4% and 24.3% for the nine months ended September 30, 2003 and 2002, respectively. Effective tax rates are lower than the statutory tax rates due primarily to investments in tax-exempt municipal bonds and increases in CSV and death benefits on COLI that are not taxable. The increase in effective tax rates over the prior year periods are due to a decrease in the size of these tax-exempt items relative to total pre-tax earnings as well as an increase in state income taxes.

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

Commercial Banking

The Commercial Banking Segment (“Commercial”) provides commercial banking services to large and small business customers through the BANK’s 62 banking locations. The services provided by this Segment include lending, business checking and deposits, cash management, merchant card services and other traditional as well as e-commerce commercial banking services.

Commercial earnings for the third quarter of 2003 were $7.4 million, an increase of $1.6 million or 27.2% from the third quarter of 2002. An increase in net interest income was partially offset by an increase in Provision expense. Year-to-date earnings in 2003 were $16.9 million compared to $16.4 million in the same period in 2002, an increase of $518,000 or 3.2%. The increase for the 2003 year-to-date period was primarily attributable to increased net interest income partially offset by increased Provision and operating expenses.

Net interest income increased $2.7 million in the third quarter of 2003 and by $11.8 million for the nine month period ended September 30, 2003 compared to the same periods a year ago. The increases were due to higher average loan volumes, particularly commercial real estate loans, lower priced deposits and decreased cost of funds allocations, which more than compensated for lower yields on loans. The lower yields on loans, reduced rates on deposits and decreased cost of funds allocations were all attributable to declining short-term interest rates over the past two years, which have impacted new product (loans and deposits) pricing as well as the re-pricing of variable priced products and fixed-price product renewals. Strong loan demand, aided by the Branch Expansion, was more than sufficient to replace average loan balances transferred in the Branch Sales, leading to the increased volumes.

Non-interest income increased $26,000 in the third quarter of 2003 when compared to the same period a year ago. On a year-to-date basis, the increase was $2.4 million and was attributable to Commercial’s allocable portion of the Branch Gain of $2.2 million.

The third quarter 2003 Provision increased $355,000 from the same period in 2002. The $11.0 million increase in the Provision for the year-to-date period ended September 30, 2003 over the same period for 2002 was attributable to a $4.3 million increase in net charge-offs, a $2.1 million increase in specific loss estimates, higher statistical loss estimates on increasing loan pools of $517,000 and other loss estimates of $4.1 million. These estimates are based upon growth in emerging markets; increased delinquencies; deteriorating collateral values, including loans that are secured by receivables, inventory and specialized equipment; systems conversion; continued weakness in the overall economy, particularly the manufacturing segment; increased concentrations, including commercial real estate; and other factors.

Operating expenses decreased $114,000 in the third quarter of 2003 and increased $2.3 million year-to-date when compared to the same periods in 2002. The increase was largely due to higher personnel expenses, which included the impact of the Branch Expansion strategy.

Income taxes increased $890,000, quarter-to-quarter, and $440,000 when comparing the year-to-date period ended September 30, 2003 to the same period in 2002, due to higher income before taxes and higher state income taxes.

The Commercial Segment represented 56.3% and 67.2% of total Segment earnings in the third quarters of 2003 and 2002, respectively, and 45.7% for 2003 year-to-date versus 62.9% for the same period in 2002. Commercial Segment total assets were $2.0 billion at September 30, 2003 and represented 44.6% of total consolidated assets.

Retail Banking

The Retail Banking Segment (“Retail”) provides retail-banking services to individual customers through the BANK’s 62 banking locations in northern Illinois and south central Wisconsin. The services provided by this

Segment include direct and indirect lending, checking, savings, money market and CD accounts, safe deposit rental, automated teller machines, and other traditional and e-commerce retail banking services.

Retail earnings for the third quarter of 2003 were $818,000, a decrease of $444,000 or 35.2% from the third quarter of 2002 due to lower net interest income and higher provision expense, partially offset by lower operating expenses. Year-to-date Retail earnings were $9.9 million compared to $3.8 million for the same period in 2002, an increase of $6.2 million or 163.0%. Improved net interest income, higher non-interest income and lower operating expenses were partially offset by increased income taxes and Provision.

Net interest income decreased by $1.2 million in the third quarter of 2003 due to lower loan yields and reduced funds credit allocations partially offset by lower priced deposits. Net interest income increased by $953,000 for the year-to-date period in 2003 when compared to the same period in 2002. This increase was due to higher average loan volumes, particularly indirect automobile loans, and lower priced deposits. These factors more than offset lower yields on loans and reduced funds credit allocations. The lower yields on loans, reduced rates on deposits and decreased funds credit allocations were all attributable to declining rates over the past two years, which have impacted new product (loans and deposits) pricing as well as the re-pricing of variable priced products and fixed-price product renewals. The growth in overall average loan balances occurred despite the Auto Loan Sales and the transfer of loans associated with the Wisconsin Branch Sales totaling $129.5 million, both of which occurred in March 2003.

Non-interest income decreased $261,000 in the third quarter of 2003, compared to the same period in 2002. Year-to-date non-interest income increased $8.7 million from the prior year period. Of this increase, $6.0 million was attributable to the Branch Gain and $2.5 million related to the Auto Loan Sale Gain. The remaining increase related to higher deposit service charge income.

The third quarter 2003 Provision increased by $526,000 compared to the third quarter of 2002. For the nine month period ended September 30, 2003, the provision increased $1.5 million when compared to the same period in 2002. The increase in the Provision was attributable to a $659,000 increase in net charge-offs and other loss estimates of $1.1 million which were partially offset by a decline of $216,000 in statistical loss estimates on loan pools. These estimates are based upon increased delinquency, deteriorating used car values and other factors including systems conversion.

Operating expenses decreased by $1.3 million when comparing the third quarter of 2003 with the same quarter in 2002, and decreased $1.7 million when comparing the year-to-date periods. The decline for both periods is due to lower allocations for support function expenses.

Income taxes decreased $272,000 quarter-to-quarter due to lower pre-tax earnings and higher state income taxes. An increase of $3.6 million for the year-to-date period ending September 30, 2003 compared to the prior year period was primarily the result of higher income before taxes and higher state income taxes.

The Retail Segment represented 6.3% and 14.7% of total segment earnings in the third quarters of 2003 and 2002, respectively, and 26.9% for 2003 year-to-date versus 14.5% for the same period in 2002. Retail Segment total assets were $796.4 million at September 30, 2003 and represented 18.0% of total consolidated assets.

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

TAM earnings for the third quarter of 2003 were $489,000, a decrease of $346,000 or 41.4% from the same period in 2002. Year-to-date TAM’s 2003 earnings were $2.1 million, a $637,000 or 23.3% decline from the same period in 2002. The decrease was primarily due to declines in non-interest income net of lower operating expenses and income taxes.

TAM non-interest income declined $115,000 and $1.1 million, respectively, for the three and nine month periods ended September 30, 2003 when compared to the same periods in 2002. Declines in fee-based revenue were partially offset by increased brokerage commission income. Lower AMCORE-managed asset values combined with a shift to a higher mix of fixed income and money market assets contributed to the decrease in trust and asset management revenues. Overall declines in the stock market, when comparing year-to-date 2003 to 2002, negatively impacted the value of AMCORE-administered assets, upon which fees are partially based, leading to the decrease in fee revenue. The loss of a major public fund customer effective October 1, 2003, unless replaced with new business, could adversely affect TAM revenues. Revenues from this customer were $1.1 million in 2002 and $917,000 year-to-date in 2003. Net brokerage commissions on the other hand have been particularly strong and are primarily the result of increased fixed-annuity sales. In addition, processing costs associated with annuity sales, which are netted against commissions, have declined as the TAM segment is now processing its own sales.

Operating expenses increased $387,000 in the third quarter of 2003 due to higher personnel costs and decreased $210,000 for 2003 year-to-date when compared to the same periods in 2002. The increase for the quarter was due to higher personnel costs, which on a year-to-date basis are lower than the prior year period and contributed to the year-to-date decline in expense. In addition, the year-to-date decrease was related to lower advertising costs compared to the prior year.

Income taxes declined $174,000 and $336,000 for the three and nine month periods of 2003, respectively, when compared to the same periods in 2002. The decrease in taxes is related to the decline in pre-tax earnings.

The TAM Segment represented 3.7% and 9.7% of total segment earnings in the third quarters of 2003 and 2002, respectively, and 5.6% and 10.5% for the nine month periods ended September 30, 2003 and 2002, respectively. TAM Segment total assets were $18.9 million at September 30, 2003 and represented 0.4% of total consolidated assets.

Mortgage Banking

The Mortgage Banking Segment (“Mortgage”) provides a variety of mortgage lending products to meet its customers’ needs. It sells the majority of the long-term, fixed-rate loans to the secondary market and continues to service most of the loans sold.

Mortgage earnings were $4.4 million in the third quarter of 2003, compared to $727,000 in the same period in 2002. Year-to-date 2003 earnings were $8.1 million compared to $3.2 million in the same period of 2002. The increase for both periods is due to increased mortgage volume, primarily driven by refinancing activity, and the $4.1 recapture of mortgage servicing right impairment reserves in the third quarter 2003.

Net interest income decreased $193,000 in the third quarter of 2003 compared to the same quarter in 2002, and decreased $43,000 on a year-to-date basis compared to the prior year period. This was primarily due to decreased interest and fees on mortgage loans held for sale net of lower cost of funds allocations for both the third quarter and year-to-date periods.

Non-interest income includes fees generated from the underwriting, originating and servicing of mortgage loans along with the gains realized from the sale of these loans, net of servicing right amortization and impairment. Non-interest income for the third quarter of 2003 increased $6.9 million from the third quarter of 2002. Closing volumes increased 48.9% to $307.1 million in the third quarter of 2003, from $206.3 million in the third quarter of 2002. Also contributing to the increase in non-interest income was the recapture of mortgage servicing right impairment reserves of $4.1 million in the third quarter 2003 compared to an impairment charge of $1.7 million in the prior year quarter which resulted in a $5.8 million change year over year. Non-interest income for the year-to-date period in 2003 was $15.2 million compared to $3.8 million in

2002, an increase of $11.5 million or 305.1%, also impacted by the recapture of mortgage servicing right impairment revenues. Closings for the year-to-date period in 2003 increased 92.9% to $804.9 million from $417.2 million in 2002.

Operating expenses increased $741,000 in the third quarter of 2003 compared to same period in 2002. Year-to-date 2003 operating expenses totaled $11.9 million, an increase of $3.1 million from the $8.8 million in the prior year period. The increases were primarily due to higher salaries, commissions and processing costs that were paid due to the increase in mortgage volumes.

Income taxes increased $2.2 million and $2.9 million for the three and nine month periods of 2003, respectively, when compared to the same periods in 2002. The increase was due to higher pre-tax earnings.

The unpaid principal balance of mortgage loans serviced for others, including mortgage loans held for sale, was $1.18 billion as of September 30, 2003. This compares to $1.00 billion as of September 30, 2002.

The Mortgage Segment represented 33.7% and 8.4% of total segment earnings in the third quarters of 2003 and 2002, respectively, and 21.8% and 12.1% for the nine month periods ended September 30, 2003 and 2002, respectively. Mortgage Segment total assets were $334.0 million at September 30, 2003 and represented 7.6% of total consolidated assets.

BALANCE SHEET REVIEW

Total assets were $4.5 billion at September 30, 2003, a decrease of $101.8 million or 2.3% from December 31, 2002. Total liabilities decreased $115.4 million over the same period, while stockholders’ equity increased $13.6 million.

Total earning assets, including COLI, decreased $83.9 million from December 31, 2002. Non-earning assets decreased $17.9 million over the same period. The decrease in earning assets was primarily attributable to a $92.6 million decrease in investment securities and a $40.9 million decrease in loans held for sale partially offset by increases of $23.4 million in gross loans and $19.1 million in short-term investments. The decrease in investment securities includes reductions in corporate obligations and municipal securities and also reflects mortgage prepayment activity as well as actions taken by AMCORE to improve liquidity and to reduce duration. Loan balances reflect a less than 1.0% net increase from December 31, 2002 as internal loan growth including the impact of the Branch Expansion was mostly offset by the $106.0 million in loans sold in the Auto Loan Sale and $47.8 million of loans transferred in the Branch Sales.

Total deposits increased $97.6 million from December 31, 2002 including a $180.4 million increase in bank-issued deposits and an $82.8 million decrease in brokered CDs. Short-term borrowings decreased by $216.8 million over the same period, while long-term borrowings increased by $24.5 million. Increased deposit balances, proceeds from the Auto Loan Sales and the decline in investment securities were used to pay down short-term borrowings and brokered CDs and to fund the Branch Sales. Other liabilities decreased $20.8 million.

The stockholders’ equity increase was due to earnings for the first nine months of 2003 less dividends paid to shareholders. Other comprehensive income declined due to changes in the unrealized value of investment securities available for sale.

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

As of September 30, 2003, the balance of automobile loans serviced and not included on the Company’s Consolidated Balance Sheet was $106.2 million. The carrying value of retained interests was $13.5 million. The carrying value of the retained interests is the maximum estimated exposure to loss of the retained residual interests. See Note 5 of the Notes to Consolidated Financial Statements.

The Company also originates mortgage loans that it sells to the secondary market. The Company typically retains the right to service the loans that are sold. As of September 30, 2003, the unpaid principal balance of mortgage loans serviced for others was $1.18 billion. These loans are not recorded on the Company’s consolidated balance sheets. The Company, as of September 30, 2003 and in accordance with SFAS No 140, had recorded $11.1 million of capitalized mortgage servicing rights, less a $306,000 impairment valuation allowance. See Note 4 of the Notes to Consolidated Financial Statements.

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

At September 30, 2003, a liability in the amount of $1.4 million, representing the value of the guarantee obligations associated with certain of the financial and standby letters of credit, has been recorded in accordance with FIN 45. This amount will be amortized into income over the life of the commitment. The notional amount of all letters of credit, including those exempted from the scope of FIN 45, was $182.5 million. See Note 10 of the Notes to Consolidated Financial Statements.

The carrying value of mortgage loan commitments at September 30, 2003 was an asset of $717,000. This amount represents the fair value of those commitments marked-to-market in accordance with SFAS 138, “Accounting for Derivative Instruments and Hedging Activities.” The total notional amount of mortgage loan commitments was $47.1 million at September 30, 2003. See Note 8 of the Notes to Consolidated Financial Statements.

At September 30, 2003, the Company had extended $579.7 million in loan commitments other than the mortgage loan commitments and letters of credit described above. This amount represented the notional amount of the commitment. No asset or liability has been recorded.

The Company has a number of non-marketable equity investments that have not been consolidated in its financial statements. At September 30, 2003, these investments included $5.9 million in private equity fund investments that were reported under either the cost or equity method, depending on the percentage of ownership. Not included in the carrying amount were commitments to fund an additional $2.0 million at some future date. The Company also has recorded investments of $4.3 million, $22.6 million, and $8.9 million, respectively, in stock of the Federal Reserve Bank, FHLB and preferred stock of Freddie Mac. These investments are recorded at historical cost, with income recorded when dividends are declared. Other investments, comprised of various affordable housing tax credit projects (“AHTCP”), totaled approximately $846,000 at September 30, 2003. Those investments without guaranteed yields were reported on the equity method, while those with guaranteed yields were reported using the effective yield method. With the possible exception of the AHTCPs, consolidation of these investments will not be required pursuant to FIN 46 since the Company is not the primary beneficiary in the investments. The Company is in the process of determining whether consolidation of the AHTCPs will be necessary in the fourth quarter of 2003 to reflect the December 31, 2003 effective date. Consolidation of these entities, if required, is not expected to have a material effect on the consolidated financial statements. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus additional commitments.

The Company’s subsidiaries also hold assets in a fiduciary or agency capacity that are not included in the Consolidated Financial Statements because they are not assets of the Company. The total assets managed or administered by the Company at September 30, 2003, excluding the BANK’s investment portfolio, were $4.4 billion.

Contractual Obligations

In the ordinary course of its business, the Company enters into certain contractual arrangements. These obligations include issuance of debt to fund operations, property leases and derivative transactions. During the third quarter of 2003, the Company entered into two operating lease arrangements in connection with the Branch Expansion. During the first quarter of 2003, the Company incurred $1.6 million in prepayment penalties to restructure a portion of its FHLB advances and the Company entered into two operating lease arrangements in connection with the Branch Expansion. There were no residual value guarantees on these leases. During the quarter, the Company entered into fair value hedges of FHLB borrowing for total notional amount of $74.0 million. Other than these transactions, there were no material changes in the Company’s contractual obligations since December 31, 2002. See Notes 6, 7 and 8 of the Notes to Consolidated Financial Statements and Note 5 to the Notes to the Consolidated Financial Statements included in the Form 10-K Annual Report for the year ended December 31, 2002.

ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

AMCORE’s credit risk is centered in its loan portfolio, which on September 30, 2003 totaled $2.91 billion, or 69.7% of earning assets. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer’s failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration.

The Company is also exposed to credit risk with respect to its $114.7 million investment in COLI. AMCORE manages this risk by diversifying its holdings among various carriers and by periodic internal credit reviews. All carriers have “Secure” ratings from A. M. Best that range from a low of “A” (Excellent) to “A++” (Superior).

Allowance for Loan Losses

The determination by management of the appropriate level of the Allowance amounted to $42.5 million at September 30, 2003, compared to $35.2 million at December 31, 2002, an increase of $7.3 million or 20.7%. The Allowance is a significant estimate that is regularly reviewed by management to determine whether or not the amount is considered adequate to absorb probable losses. If not, an additional Provision is made to increase the Allowance. Conversely, this review could result in a decrease in the Allowance. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan groups or pools that are based on historical loss experience, and loss estimates that are based upon the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect the borrower’s ability to repay, and current economic and industry conditions.

As of September 30, 2003, the Allowance as a percent of total loans and of non-accrual loans was 1.46% and 124%, respectively. These compare to the same ratios at December 31, 2002 of 1.22% and 108%. Net charge-offs were $12.9 million for the first nine months of 2003 versus $8.4 million for the first nine months of 2002. These represented 0.60% and 0.43% of average loans, respectively, on an annualized basis. AMCORE’s management believes that the Allowance coverage is adequate.

An analysis of the Allowance is shown in Table 5.

Non-performing Assets

Non-performing assets consist of non-accrual loans, loans 90 days past due and still accruing, other real estate owned and other foreclosed assets. Non-performing assets totaled $46.6 million as of September 30, 2003, an increase of $5.1 million or 12.3% from $41.5 million at December 31, 2002. The $5.1 million increase consisted of a $2.7 million increase in loans 90 days past due and still accruing, an increase of $1.8 million in non-accrual loans, a $1.7 million increase in other real estate owned, and a $1.1 million decrease in other foreclosed assets. Total non-performing assets represented 1.06% and 0.92% of total assets at September 30, 2003 and December 31, 2002, respectively.

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

The parent company requires adequate liquidity to pay its expenses, repay debt when due and pay stockholder dividends. Liquidity is primarily provided to the parent through the BANK and other subsidiaries in the form of dividends. Year-to-date in 2003, dividends from subsidiaries amounted to $18.0 million.

Funding of loans is the most significant liquidity need, representing 65.8% of total assets as of September 30, 2003. Since December 31, 2002, loans increased $23.4 million. Loans held for sale, which represents mortgage origination fundings awaiting delivery to the secondary market, decreased $40.9 million. During this same time period, bank-issued deposits increased $180.4 million. The increases in loans and bank-issued deposits were due to increases resulting from the Branch Expansion and same-branch growth net of declines due to the Branch Sales and the Auto Loan Sale. The decrease in loans held for sale reflects decreased refinancing activity due to increasing mortgage interest rates. Overall, liquidity improved during the first nine months of 2003, as non-core funding, which includes borrowings and brokered CDs, declined $275.0 million. This improvement was due to the proceeds from increased bank-issued deposits, the Auto

Loan Sales, lower balance in loans held for sale, and from the decline in investment securities that were not needed to fund the Branch Sales.

The Company’s Branch Expansion strategy poses the greatest challenge to short and long-term liquidity. The Branch Expansion has required, and will continue to require, other sources of liquidity to fund the loan growth and the total estimated $54.8 million capital investment. This reflects the Company’s strategy to move into new markets where business density is greatest and where revenues and a profitable book of business can be developed over a shorter period of time. Once this is accomplished, a more permanent full-service site is sought where the Company expects deposit generation to mitigate the liquidity pressure inherent in the early phases of the strategy.

Notwithstanding the funding requirements posed by the Branch Expansion, the Company is confident of its ability to meet and manage its short and long-term liquidity needs. As of September 30, 2003, available sources of liquidity included $178.4 million of FED Funds lines, $301.5 million from the FED in connection with pledging of commercial loans, $256.5 million of unpledged investment securities and $44.9 million of unused commercial paper and backup line of credit borrowings. The Company also has significant capacity, over time, to place sufficient amounts of brokered CDs as a source of mid- to long-term liquidity. The BANK’s indirect auto portfolio, which at September 30, 2003 was $475.0 million, also remains an attractive source of liquidity through additional Auto Loan Sales. At September 30, 2003, potential uses of liquidity included $579.7 million in commitments to extend credit, $47.1 million in residential mortgage commitments primarily for sale to the secondary market, and $182.5 million in standby letters of credit. At December 31, 2002, these amounts were $587.4 million, $99.8 million and $161.4 million, respectively.

Capital Management

Total stockholders’ equity at September 30, 2003, was $369.3 million, an increase of $13.6 million or 3.8% from December 31, 2002. The stockholders’ equity increase was due to earnings for the first nine months of 2003 less dividends paid to shareholders. Other comprehensive income also declined due to changes in the unrealized value of investment securities available for sale and the year-to-date 2003 reclassification to earnings of deferred gains on cash flow hedge derivatives that were sold during 2002. See Note 8 of the Notes to Consolidated Financial Statements. AMCORE paid dividends of $0.17 per share in the third quarter of 2003 compared to $0.16 per share in the third quarter of 2002.

AMCORE has outstanding $25.0 million of capital securities through AMCORE Capital Trust I (“Trust”), a statutory business trust, of which all common securities are owned by AMCORE. The capital securities qualify as Tier 1 capital for regulatory capital purposes. The classification of these capital securities as Tier 1 Capital may be impacted by potential de-consolidation of the Trust pursuant to FIN 46. Any such disqualification is not expected to have a material impact on the Company’s capital adequacy.

AMCORE’s ratio of risk-based capital at 11.80%, its Tier 1 capital at 10.57% and its leverage ratio at 8.30%, all significantly exceed the regulatory minimums (as the following table indicates), as of September 30, 2003. The BANK, whose ratios are not presented below, is considered a “well-capitalized” institution based on regulatory guidelines.

(dollars in thousands)	September 30, 2003		September 30, 2002
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$408,779	11.80%	$367,451	10.92%
Total Capital Minimum	277,243	8.00%	268,916	8.00%

Amount in Excess of Regulatory Minimum	$131,536	3.80%	$98,535	2.92%

Tier 1 Capital (to Risk Weighted Assets)	$366,166	10.57%	$333,114	9.90%
Tier 1 Capital Minimum	138,622	4.00%	134,458	4.00%

Amount in Excess of Regulatory Minimum	$227,544	6.57%	$198,656	5.90%

Tier 1 Capital (to Average Assets)	$366,166	8.30%	$333,114	7.73%
Tier 1 Capital Minimum	176,423	4.00%	172,352	4.00%

Amount in Excess of Regulatory Minimum	$189,743	4.30%	$160,762	3.73%

Risk adjusted assets	$3,465,543		$3,363,445

Average assets	$4,410,596		$4,308,804

TABLE 1

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	Quarter Ended September 30, 2003			Quarter Ended September 30, 2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$1,062,464	$11,612	4.37%	$1,214,179	$17,963	5.92%
Short-term investments	43,182	100	0.92%	10,506	39	1.47%
Loans held for sale (3)	90,862	1,592	7.01%	46,728	1,272	10.89%

Commercial	737,687	10,411	5.59%	734,247	11,913	6.43%
Commercial real estate	1,205,728	16,778	5.52%	951,786	15,743	6.56%
Residential real estate	384,463	5,837	6.05%	484,122	8,797	7.25%
Consumer	563,397	9,762	6.87%	557,683	11,260	8.01%

Total loans (1) (4)	$2,891,275	$42,788	5.87%	$2,727,838	$47,713	6.95%

Total interest-earning assets	$4,087,783	$56,092	5.46%	$3,999,251	$66,987	6.67%
Allowance for loan losses	(43,166)			(34,643)
Non-interest-earning assets	394,935			384,138

Total assets	$4,439,552			$4,348,746

Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$1,326,271	$3,018	0.90%	$1,126,334	$4,672	1.65%
Time deposits	1,179,649	9,462	3.18%	1,267,353	13,822	4.33%

Total Bank issued interest-bearing deposits	$2,505,920	$12,480	1.98%	$2,393,687	$18,494	3.07%
Wholesale deposits	458,814	4,342	3.75%	419,206	5,372	5.08%
Short-term borrowings	419,447	2,349	2.22%	546,622	4,397	3.19%
Long-term borrowings	196,135	2,703	5.47%	210,996	3,161	5.94%

Total interest-bearing liabilities	$3,580,316	$21,874	2.42%	$3,570,511	$31,424	3.49%
Non-interest bearing deposits	409,540			360,049
Other liabilities	84,801			79,926
Realized Stockholders’ Equity	353,295			322,254
Other Comprehensive Income	11,600			16,006

Total Liabilities & Stockholders’ Equity	$4,439,552			$4,348,746

Net Interest Income (FTE)		$34,218			$35,563

Net Interest Spread (FTE)			3.04%			3.18%

Interest Rate Margin (FTE)			3.33%			3.55%

Notes:

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.

(2)	The average balances of the securities are based on amortized historical cost.

(3)	The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.

(4)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $554,000 and $626,000, respectively.

TABLE 2

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$1,080,042	$39,529	4.88%	$1,173,810	$53,181	6.04%
Short-term investments	23,353	169	0.97%	15,802	183	1.55%
Loans held for sale (3)	73,467	4,397	7.98%	41,928	3,215	10.22%

Commercial	751,920	32,559	5.79%	726,847	35,118	6.46%
Commercial real estate	1,162,704	50,065	5.76%	884,200	44,651	6.75%
Residential real estate	408,535	19,436	6.35%	491,744	27,242	7.39%
Consumer	561,220	30,839	7.35%	511,673	31,497	8.23%

Total loans (1) (4)	$2,884,379	$132,899	6.16%	$2,614,464	$138,508	7.08%

Total interest-earning assets	$4,061,241	$176,994	5.82%	$3,846,004	$195,087	6.77%
Allowance for loan losses	(39,872)			(34,261)
Non-interest-earning assets	395,489			368,365

Total assets	$4,416,858			$4,180,108

Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$1,212,438	$8,181	0.90%	$1,076,254	$13,641	1.69%
Time deposits	1,202,684	31,271	3.48%	1,246,064	42,077	4.51%

Total Bank issued interest-bearing deposits	$2,415,122	$39,452	2.18%	$2,322,318	$55,718	3.21%
Wholesale deposits	515,225	14,384	3.73%	361,481	14,967	5.54%
Short-term borrowings	457,530	8,241	2.04%	526,039	13,015	3.32%
Long-term borrowings	189,984	8,158	5.74%	222,385	9,879	5.94%

Total interest-bearing liabilities	$3,577,861	$70,235	2.62%	$3,432,223	$93,579	3.65%
Non-interest bearing deposits	389,445			355,474
Other liabilities	85,508			70,028
Realized Stockholders’ Equity	346,232			313,358
Other Comprehensive Income	17,812			9,025

Total Liabilities & Stockholders’ Equity	$4,416,858			$4,180,108

Net Interest Income (FTE)		$106,759			$101,508

Net Interest Spread (FTE)			3.20%			3.12%

Interest Rate Margin (FTE)			3.51%			3.52%

Notes:

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.

(2)	The average balances of the securities are based on amortized historical cost.

(3)	The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.

(4)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $2.2 million and $2.1 million, respectively.

TABLE 3

ANALYSIS OF QUARTER-TO-QUARTER CHANGES IN NET INTEREST INCOME

	Quarter Ended Sept 2003/Sept 2002
	Increase (Decrease) Due to Change In		Total Net Increase (Decrease)
	Average Volume	Average Rate
	(in thousands)
Interest Income:
Investment securities (1) (2)	$(2,055)	$(4,296)	$(6,351)
Short-term investments	81	(20)	61
Loans held for sale (3)	890	(570)	320
Commercial	56	(1,558)	(1,502)
Commercial real estate	3,782	(2,747)	1,035
Residential real estate	(1,644)	(1,316)	(2,960)
Consumer	114	(1,612)	(1,498)

Total loans (1) (4)	2,741	(7,666)	(4,925)

Total Interest-Earning Assets	$1,459	$(12,354)	$(10,895)

Interest Expense:
Interest-bearing demand and savings	$723	$(2,377)	$(1,654)
Time deposits	$(904)	$(3,456)	$(4,360)

Total Bank issued interest-bearing deposits	$831	$(6,845)	$(6,014)
Wholesale deposits	473	(1,503)	(1,030)
Short-term borrowings	(888)	(1,160)	(2,048)
Long-term borrowings	(215)	(243)	(458)

Total Interest-Bearing Liabilities	$86	$(9,636)	$(9,550)

Net Interest Margin / Net Interest Income (FTE)	$1,373	$(2,718)	$(1,345)

The above table shows the changes in interest income (tax equivalent “FTE”) and interest expense attributable to volume and rate variances.

The change in interest income (tax equivalent) due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.

(2)	The average balances of the securities are based on amortized historical cost.

(3)	The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.

(4)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees.

TABLE 4

ANALYSIS OF YEAR-TO-DATE CHANGES IN NET INTEREST INCOME

	Nine Months Ended September 30, 2003/September 30, 2002
	Increase (Decrease) Due to Change In		Total Net Increase (Decrease)
	Average Volume	Average Rate
	(in thousands)
Interest Income:
Investment securities (1) (2)	$(4,008)	$(9,644)	$(13,652)
Short-term investments	69	(83)	(14)
Loans held for sale (3)	2,008	(826)	1,182
Commercial	1,184	(3,743)	(2,559)
Commercial real estate	12,652	(7,238)	5,414
Residential real estate	(4,256)	(3,550)	(7,806)
Consumer	2,895	(3,553)	(658)

Total loans (1) (4)	13,474	(19,083)	(5,609)

Total Interest-Earning Assets	$10,474	$(28,567)	$(18,093)

Interest Expense:
Interest-bearing demand and savings	$1,554	$(7,014)	$(5,460)
Time deposits	(1,421)	(9,385)	(10,806)

Total Bank issued interest-bearing deposits	2,148	(18,414)	(16,266)
Wholesale deposits	5,191	(5,774)	(583)
Short-term borrowings	(1,205)	(3,569)	(4,774)
Long-term borrowings	(1,400)	(321)	(1,721)

Total Interest-Bearing Liabilities	$3,861	$(27,205)	$(23,344)

Net Interest Margin / Net Interest Income (FTE)	$6,613	$(1,362)	$5,251

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

TABLE 5

ASSET QUALITY

The components of non-performing loans, foreclosed assets and troubled debt restructurings at September 30, 2003 and December 31, 2002 were as follows:

	September 30, 2003	December 31, 2002
	(in thousands)
Impaired loans:
Non-accrual loans
Commercial	$6,971	$12,185
Real estate	4,606	1,671
Other non-performing:
Non-accrual loans (1)	22,766	18,679
Loans 90 days or more past due and still accruing	6,260	3,555

Total non-performing loans	$40,603	$36,090

Foreclosed assets:
Real estate	5,098	3,415
Other	921	2,024

Total foreclosed assets	$6,019	$5,439

Total non-performing assets	$46,622	$41,529

Troubled debt restructurings	$1,166	$3,327

(1)	These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

An anaylsis of the allowance for loan losses for the periods ended September 30, 2003 and 2002 is presented below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	($ in thousands)
Balance at beginning of period	$42,154	$33,986	$35,214	$33,940
Charge-Offs:
Commercial, financial and agricultural	2,060	1,536	7,427	2,822
Real estate	574	500	2,146	2,210
Installment and consumer	1,760	1,559	5,200	4,622
Direct leases	—	51	120	117

	4,394	3,646	14,893	9,771
Recoveries:
Commercial, financial and agricultural	61	185	586	341
Real estate	108	17	565	185
Installment and consumer	265	274	825	813
Direct leases	—	1	—	16

	434	477	1,976	1,355
Net Charge-Offs	3,960	3,169	12,917	8,416
Provision charged to expense	4,318	3,360	21,622	8,653
Reductions due to sale of loans	—	—	(1,407)	—

Balance at end of period	$42,512	$34,177	$42,512	$34,177

Ratio of net-charge-offs during the period to average loans outstanding during the period (1)	0.54%	0.46%	0.60%	0.43%

(1)	On an annualized basis.

TABLE 6

AMCORE Branch Expansion Plans

Strategy	LBO*	Full Serv.	In-store	Branch Expansion	Total Branches

2001					64

– Sold branches					(7)

+ New branches	1	1	0	2	2

– Closed, moved to new facility	0	0	0	0	0

Cumulative total	1	1	0	2	59

2002

+ New branches	4	3	0	7	7

– Closed, moved to new facility	(1)	(1)	0	(2)	(2)

Cumulative total	4	3	0	7	64

2003

– Sold branches					(6)

– Closed in-store					(1)

+ New branches	4	7	0	11	11

– Closed, moved to new facility	(1)	(1)	(2)	(4)	(4)

Cumulative total	7	9	(2)	14	64

2004

+ New branches	3	6	0	9	9

– Closed, moved to new facility	(2)	0	(2)	(4)	(4)

Cumulative total	8	15	(4)	19	69

2005

+ New branches	2	8	0	10	10

– Closed, moved to new facility	(5)	0	0	(5)	(5)

Cumulative total	5	23	(4)	24	74

2006

+ New branches	0	2	0	2	2

– Closed, moved to new facility	(2)	0	0	(2)	(2)

Cumulative total	3	25	(4)	24	74

*	LBO is a limited branch office.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based upon an immediate increase in interest rates of 100 basis points and no change in the slope of the yield curve, the potential decrease in net interest income for the twelve-month period beginning October 1, 2003 would be approximately $128,000 or 0.09% of base forecasted net interest income. This analysis assumes no growth in assets or liabilities and replacement of maturing instruments with like-kind instruments. At the end of 2002, comparable assumptions would have resulted in a potential increase in 2003 net interest income of $3.3 million or 2.12%. Thus, AMCORE’s earnings at risk from a rising-rate scenario have increased since the end of 2002.

Conversely, an immediate decrease in interest rates of 100 basis points and no change in the slope of the yield curve would result in a potential decrease in net interest income for the twelve-month period beginning October 1, 2003 of approximately $7.4 million or 4.92% of base forecasted net interest income. The same assumptions at the end of 2002 would have resulted in a potential decrease in net interest income of $7.7 million or 5.01%. AMCORE’s sensitivity to declining interest rates has decreased slightly since the end of 2002. AMCORE continues to be sensitive to compression as rates on earning assets are adversely affected by the full 100 basis point decline whereas interest paying liabilities may already be paying less than one percent and thus cannot decline the full 100 basis points.

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
amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated
March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990
Proxy Statement dated March 21, 1990).

	3.1	By-laws of AMCORE Financial, Inc. as amended December 7, 2001 (Incorporated by reference to Exhibit 3.1 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2001).

	4	Rights Agreement dated February 16, 2001, between AMCORE Financial, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to AMCORE’s Form 8-K as filed with the Commission on February 27, 2001).

	31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)		A report on Form 8-K, dated July 15, 2003, was filed concerning the Company’s results of operations for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCORE FINANCIAL, INC.

Date: November 14, 2003	By:	/s/ JOHN R. HECHT

John R. Hecht Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

(a)	3	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

	3.1	By-laws of AMCORE Financial, Inc., as amended December 7, 2001 (Incorporated by reference to Exhibit 3.1 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2001).

	4	Rights Agreement dated February 16, 2001, between AMCORE Financial, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to AMCORE’s Form 8-K as filed with the Commission on February 27, 2001).

	31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.