Form 10-K
period 2003-12-31
AMCORE FINANCIAL INC
filed 2004-03-12
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

As of February 15, 2004, 25,244,000 shares of common stock were outstanding. The aggregate market value of the common equity held by non-affiliates, computed by reference to the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $504,246,000.

Documents Incorporated by Reference:

Portions of Proxy Statement and Notice of 2004 Annual Meeting, dated March 12, 2004, are incorporated by reference into Part III of the Form 10-K for the fiscal year ended December 31, 2003.

AMCORE FINANCIAL, INC.

Form 10–K Table of Contents

PART I

ITEM 1.    BUSINESS

General

AMCORE Financial, Inc. (“AMCORE” or the “Company”) is a registered bank holding company incorporated under the laws of the State of Nevada in 1982. The corporate headquarters is located at 501 Seventh Street in Rockford, Illinois. The operations are divided into four business segments: Commercial Banking, Retail Banking, Trust and Asset Management, and Mortgage Banking. AMCORE owns directly or indirectly all of the outstanding common stock of each of its subsidiaries. AMCORE provides its subsidiaries with advice and counsel on policies and operating matters among other things.

AMCORE provides free of charge, through the Company’s Internet site at www.AMCORE.com/SEC, access to annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission (SEC). However, the information found on AMCORE’s website is not part of this or any other report. The Company has adopted a code of ethics applicable to all employees. The AMCORE Financial, Inc. Code of Ethics is posted on the Company’s website at www.AMCORE.com/governance. The Company intends that this website posting and future postings of amendments, waivers or modifications of the Code of Ethics shall contain all required disclosures, however, a Form 8-K will be filed for amendments and waivers in order to meet the more stringent NASDAQ rules.

Banking Segments

General – AMCORE directly owns AMCORE Bank, N.A. (BANK), a nationally chartered bank. AMCORE also directly owns AMCORE Consumer Finance Company, Inc. (FINANCE), a consumer finance company and indirectly owns Property Exchange Company, a qualified intermediary, which is a subsidiary of the BANK.

Geographic and Economic Information – The BANK conducts business at 63 locations throughout northern Illinois and south central Wisconsin (the “Service Areas”). The Banking segments’ Service Area is dispersed among four basic economic areas: the Rockford, Illinois metropolitan area (Rockford), the Madison, Wisconsin metropolitan area (Madison), the northwestern and far-western Chicago suburbs (Chicagoland) and community banking branches which are not otherwise specified (Community Banking). Locations in the Chicagoland, Rockford and Madison Service Areas are concentrated along the “I-90 Corridor” where populations are the greatest and where the density and diversity of mid-sized businesses are highest. Recently, the Company’s growth strategy has focused on expansion along the I-90 Corridor Service Area. At the same time, AMCORE exited certain Community Banking markets that no longer fit its growth objectives. For additional information see the “Branch Strategy” discussion under Item 7, Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

The Service Areas along the I-90 Corridor have similar economic characteristics of population growth and business diversity among service, retail and manufacturing. Among the three Service Areas along the I-90 Corridor, the Rockford Service Area has the highest concentration of manufacturing activities. The Community Banking Service Areas, on the other hand, have less growth potential and have a greater concentration of smaller-sized business and agricultural concentrations. At the end of 2003, economic conditions in the Madison Service Area were characterized as strong with low unemployment. In the Chicagoland Service Area, economic conditions were stable with strong development activity and loan growth. In the Rockford Service Area, economic conditions were characterized as declining with high unemployment, primarily due to tightening of employment opportunities in the manufacturing sector with cutbacks and layoffs. Economic conditions in Community Banking Service Areas were relatively stable with the exception of the agricultural sector which was experiencing some weakness.

The BANK has 43 locations throughout northern Illinois, excluding the far northwestern counties, including the Illinois cities of Rockford, Algonquin, Elgin, Carpentersville, Crystal Lake, Des Plaines, Lincolnshire, McHenry, Schaumburg, Oak Brook, Aurora, St. Charles, Woodstock, Dixon, Freeport, Mendota, Peru, Princeton, Sterling

and the surrounding communities. The BANK conducts business at 20 locations throughout south central Wisconsin, including the Wisconsin cities of Madison, Monroe, Baraboo, Portage, Mt. Horeb, Waukesha and the surrounding communities.

Through its banking locations, AMCORE provides various personal banking, commercial banking and related financial services. AMCORE also conducts banking business through six supermarket branches, which gives the customer convenient access to bank services seven days a week.

Investment Portfolio and Policies – As a complement to its Commercial and Retail Banking segments, the BANK also carries a securities investment portfolio. The level of assets that the Company holds in securities is dependent upon a variety of factors. Chief among these factors is the optimal utilization of the Company’s capital. After consideration of loan demand, excess capital is available to allocate to high-quality investment activities that can generate additional income for the Company, while still maintaining strong capital ratios. In addition to producing additional interest spreads for the BANK, the investment portfolio is used as a source of liquidity, to manage interest rate risk and to meet pledging requirements of the BANK. The investment portfolio is governed by an investment policy designed to provide maximum flexibility in terms of liquidity and to contain risk from changes in interest rates. Individual holdings are diversified, maximum terms and durations are limited and minimum credit ratings are enforced and monitored. The BANK does not engage in trading activities. The amount of securities that the Company is permitted to invest in that have a higher degree of risk of loss are defined and limited by Company policy. The investment portfolio is managed on a day-to-day basis by a professional investment manager from AMCORE’s Trust and Asset Management segment. Portfolio performance and changing risk profiles are regularly monitored by the Investment Committee of AMCORE’s Board of Directors.

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

Liquidity is derived primarily from core deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided by operations; and access to other funding sources. Other funding sources include brokered certificates of deposit (CD’s), federal funds purchased lines (FED funds), Federal Home Loan Bank (FHLB) advances, repurchase agreements, commercial paper and back-up lines of credit (via the BANK’s parent company), the sale or securitization of loans, and access to other capital markets. Core deposits from the BANK’s retail and commercial customers are considered by management to be the primary, most stable and most cost-effective source of funding and liquidity for the BANK.

Retail Banking Segment – Retail banking services to individuals include deposit (demand, savings and time deposit accounts) and lending activities. Principal lending types include installment loans (primarily direct and indirect automobile lending), mortgage and home equity loans, overdraft protection, personal credit lines and bank card programs.

Mortgage and home equity lending have the lowest risk profile due to the nature of the collateral. Installment loans have an intermediate risk due to the lower principal amounts and the depreciating nature of the collateral. Personal lines and overdraft have the highest degree of risk since the loans are unsecured. The bank card programs are a fee service for originating the relationship and no credit risk is retained by the BANK. The BANK manages its retail lending risk via a centralized credit administration process, risk scoring, loan-to-value and other underwriting standards and knowledge of its customers and their credit history. As a general rule, the BANK does not actively engage in retail lending activities outside its geographic market areas.

The Vintage Mutual Funds, a proprietary family of mutual funds, are also marketed through most banking locations. The Private Banking Group also markets Vintage Mutual Funds and meets other special needs of high net worth individuals. Automated teller machines located throughout AMCORE’s market area make banking transactions available to customers when the bank facilities and hours are not convenient.

Commercial Banking Segment – A wide range of financial services are provided to commercial, small business and governmental organizations. These services include, among others, lending, deposits, letters of credit and cash management services. The BANK has a limited portfolio of equipment leases and does not actively promote this type of financing with its commercial customers. The Commercial Banking Segment lending products are tailored to the specific customer needs (facilities acquisition and expansion, equipment purchases and working capital needs). Commercial lending has a higher risk profile than does retail lending due to the larger dollar amounts involved, the nature of the collateral and a greater variety of economic risks that could potentially affect the loan customer.

The BANK manages its commercial lending risks through a centralized underwriting process, serial sign-off requirements as dollar amounts increase, lending limits, monitoring concentrations, regular loan review and grading of credits and an active work-out management process for troubled credits.

The BANK is a significant lender in the Small Business Administration (SBA) program, with a total loan portfolio of $46.8 million as of December 31, 2003, and has earned Preferred Lender Status from the SBA in both Illinois and Wisconsin. SBA loans are popular with small business customers offering them another source of financing.

Mortgage Banking Segment – AMCORE Mortgage, Inc. was merged into AMCORE Bank, N.A. effective January 1, 2003, however, continues as a reportable segment. The mortgage banking segment is a full service operation providing a broad spectrum of mortgage products to meet its customer needs. Residential mortgage loans are originated, of which non-conforming adjustable rate, fixed-rate and balloon mortgages are normally placed in the BANK’s real estate portfolio. The conforming adjustable rate, fixed-rate and balloon residential mortgage loans are normally sold in the secondary market. The mortgage banking segment services most of the loans that are sold. See Note 18 of the Notes to Consolidated Financial Statements included under Item 8 of this document for further information on AMCORE’s business segments.

Other Financial Services – The BANK provides various services to consumers, commercial customers and correspondent banks. Services available include safe deposit box rental, securities safekeeping, foreign currency exchange, lock box and other services.

The BANK also offers several electronic banking services to commercial and retail customers. AMCORE Online provides retail customers with online capability to access deposit and loan account balances, transfer funds between accounts, make loan payments, view statements and pay bills. AMCORE Online For Business facilitates access to commercial customers’ accounts via personal computers. It also permits the transfer of funds between accounts and the initiation of wire transfers and ACH activity to accounts at other financial institutions. The AMCORE TeleBank service provides retail and commercial customers the opportunity to use their telephone 24 hours a day to obtain balance and other information on their checking and savings accounts, certificates of deposit, personal installment loans and retail mortgage loans; all from a completely automated system. Through Vintage Mutual Funds WebAccess or via telephone, shareholders can access all of their accounts and purchase, redeem or exchange shares.

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

IMG is incorporated under the laws of the State of Iowa and is a wholly-owned subsidiary of AIG. IMG is an asset management company whose primary customers include trust customers, retirement plans, foundations, endowments, private investors, Vintage Mutual Funds family, insurance companies, banks, public entities and individuals. IMG also provides the mutual fund administration for the Vintage Mutual Funds.

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

On September 29, 1994, Congress passed laws allowing interstate banking and interstate branching. A year later, nationwide interstate banking became effective allowing institutions to make acquisitions in any state. Beginning July 1, 1997, interstate branching became effective, and banks can merge with affiliate banks or establish de novo branches in any state. Individual states, however, have the right to opt out of interstate branching. Illinois and Wisconsin have not opted out, however Iowa has retained the de novo rules for branching.

Employment

AMCORE had 1,491 full–time equivalent employees as of February 1, 2004. AMCORE provides a variety of benefit plans to its employees including health, dental, group term life and disability insurance, childcare reimbursement, flexible spending accounts, retirement, profit sharing, 401(k), stock option, stock purchase and dividend reinvestment plans.

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

Under current regulations of the FRB, a bank holding company and its non–bank subsidiaries are permitted, among other activities, to engage in such banking–related businesses as sales and consumer finance, equipment leasing, computer service bureau and software operations, mortgage banking, brokerage and financial advisory services. The Act does not place territorial restrictions on the activities of non–bank subsidiaries of bank holding companies. In addition, federal legislation prohibits acquisition of “control” of a bank or bank holding company without prior notice to certain federal bank regulators. “Control” is defined in certain cases as acquisition of ten percent or more of the outstanding shares of a bank or bank holding company.

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

In late 1992, Congress passed the Federal Deposit Insurance Corporation Improvement Act of 1992 that included many provisions that have had significant effects on the cost structure and operational and managerial standards of commercial banks. In addition to provisions for recapitalization of the Bank Insurance Fund, this Act contains provisions that revise bank supervision and regulation, including, among many other things, the monitoring of capital levels, outline additional management reporting and external audit requirements, and add consumer provisions that include Truth-in-Savings disclosures.

The Gramm-Leach-Bliley Act (GLB Act) was enacted November 1999, and, among other things, established a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. To date, the GLB Act has not materially affected the Company’s operations. However, to the extent the GLB Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets the Company currently serves.

The foregoing references to applicable statutes and regulations are brief summaries thereof and are not intended to be complete and are qualified in their entirety by reference to the full text of such statutes and regulations.

AMCORE is supervised and examined by the FRB. The BANK and AIG are supervised and regularly examined by the Office of the Comptroller of the Currency (OCC) and are subject to examination by the FRB. In addition, the BANK is subject to periodic examination by the FDIC.

FINANCE is regulated by the Illinois Department of Financial Institutions. AIS and IMG are supervised and examined by the NASD and are regulated by the SEC.

Subsidiary Dividends and Capital

Legal limitations exist as to the extent to which the BANK can lend or pay dividends to AMCORE and/or its affiliates. The payment of dividends by a national bank without prior regulatory approval is limited to the current year’s net income plus the adjusted retained net income for the two preceding years. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the FRB and regulations issued by the FDIC and the OCC (collectively “Agencies”). As of December 31, 2003, approximately $49.9 million was available for payment to AMCORE in the form of dividends without prior regulatory approval. The BANK is also limited as to the amount it may lend to AMCORE and its affiliates. At December 31, 2003, the maximum amount available to AMCORE and its affiliates in the form of loans approximated $26.4 million. There were no loans outstanding from the BANK to affiliates at December 31, 2003. See Note 19 of the Notes to Consolidated Financial Statements.

The FRB issues risk–based capital guidelines for bank holding companies. These capital rules require minimum capital levels as a percent of risk–weighted assets. In order to be adequately capitalized under these guidelines, banking organizations must have minimum capital ratios of 4% and 8% for Tier 1 capital and total capital, respectively. The FRB also established leverage capital requirements intended primarily to establish minimum capital requirements for those banking organizations that have historically invested a significant portion of their funds in low risk assets. Federally supervised banks are required to maintain a minimum leverage ratio of not less than 4%. Refer to the Capital Management section of Item 7 for a summary of AMCORE’s capital ratios as of December 31, 2003 and 2002. See also Note 20 of the Notes to Consolidated Financial Statements.

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

Name	Age	Principal Occupation Within the Last Five Years
Kenneth E. Edge	58	Chairman of the Board, President and Chief Executive Officer of AMCORE since January 2003. President and Chief Executive Officer from July 2002 to January 2003. President and Chief Operating Officer of AMCORE from May 2000 to July 2002. Executive Vice President and Chief Operating Officer until May 2000. Chairman of the Board, President and Chief Executive Officer of the BANK since October 1999. Previously Group Vice President, Banking Subsidiaries. Chairman of the Board of AIG since October 1999 and President and Chief Executive Officer of AIG since November 2003.

John R. Hecht	45	Executive Vice President and Chief Financial Officer of AMCORE. Director of the BANK and AIG.

Bruce W. Lammers	47	Executive Vice President and Chief Operating Officer of the BANK since January 2004. Previously Executive Vice President and Commercial Line of Business Manager of the BANK. Director of the BANK and AIG.

James S. Waddell	58	Executive Vice President, Chief Administrative Officer and Corporate Secretary of AMCORE. Director of the BANK and AIG.

Joseph B. McGougan	43	President of AMCORE Mortgage, a division of the BANK. President and Chief Executive Officer of AMCORE Mortgage, Inc. until it was merged into the BANK effective January 1, 2003. Executive Vice President of the BANK since October 2002. Director of the BANK and AIG.

Eleanor F. Doar	47	Senior Vice President and Corporate Marketing Director of the BANK since February 2002. Previously Vice President, Advertising and Public Relations Manager of the BANK. Marketing Manager for Vintage Mutual Funds Inc. since February 2000. Director of the BANK and AIG since January 2003.

Patricia M. Bonavia	53	Executive Vice President and Chief Operating Officer of AIG since March 2000. President of AIS and Director of the Bank and IMG.

ITEM 2.    PROPERTIES

On December 31, 2003, AMCORE had 82 locations, of which 55 were owned and 27 were leased. The Commercial, Retail and Mortgage Banking segments had 80 locations, of which 55 were owned and 25 were leased. The Trust and Asset Management segment had two leased facilities. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See Item 1 and Note 5 of the Notes to Consolidated Financial Statements included under Item 8 of this document for further information on properties. In addition, AMCORE had 147 ATM machine locations that were available without fee to AMCORE customers.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

See Items 6 and 8 of this document for information on the Company’s stock price ranges and dividends. AMCORE’s common stock trades on the NASDAQ National Market System under the symbol “AMFI.” There were approximately 8,800 holders of record of AMCORE’s common stock as of March 1, 2004. See Item 12 of this document for information on the Company’s equity compensation plans.

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

The Company’s principal source of funds for dividend payments to its stockholders is dividends received from the BANK. Under applicable banking laws, the declaration of dividends by the BANK in any year, in excess of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years, must be approved by the Office of the Comptroller of the Currency. For further discussion of restrictions on the payment of dividends, see Item 7, Management’s Discussion and Analysis of the Results of Operations and Financial Condition and Note 19 of the Notes to the Consolidated Financial Statements.

ITEM 6.    SELECTED FINANCIAL DATA

Five Year Comparison of Selected Financial Data

	2003	2002	2001	2000	1999
	(in thousands, except per share data)
FOR THE YEAR:
Interest income	$228,748	$253,128	$281,387	$320,874	$300,322
Interest expense	90,061	122,360	161,514	195,821	168,883

Net interest income	138,687	130,768	119,873	125,053	131,439
Provision for loan losses	24,917	12,574	16,700	9,710	10,550
Non-interest income	91,988	70,312	77,066	61,209	58,204
Operating expenses	146,148	131,015	123,635	117,113	123,838

Income before income taxes, extraordinary item & accounting change	59,610	57,491	56,604	59,439	55,255
Income taxes	16,106	14,020	14,382	16,356	15,106

Net income before extraordinary item & accounting change	$43,504	$43,471	$42,222	$43,083	$40,149
Extraordinary item: Early extinguishment of debt (net of tax)	—	—	(204)	—	—
Cumulative effect of accounting change (net of tax)	—	—	225	—	—

Net income	$43,504	$43,471	$42,243	$43,083	$40,149

Return on average assets	0.98%	1.02%	1.04%	1.00%	0.95%
Return on average equity	11.90	13.19	13.50	14.92	12.96
Net interest margin	3.54	3.53	3.42	3.29	3.55

AVERAGE BALANCE SHEET:
Total assets	$4,424,520	$4,242,499	$4,054,874	$4,314,593	$4,216,662
Gross loans	2,902,208	2,665,875	2,518,772	2,736,482	2,593,770
Earning assets	4,069,154	3,899,321	3,750,714	4,035,705	3,969,851
Deposits	3,326,541	3,085,333	2,930,452	3,079,212	2,953,023
Long-term borrowings	193,862	212,997	288,680	316,680	300,490
Stockholders’ equity	365,689	329,548	312,855	288,820	309,723

ENDING BALANCE SHEET:
Total assets	$4,543,628	$4,520,714	$4,021,847	$4,244,106	$4,347,621
Gross loans	2,992,309	2,883,717	2,477,193	2,627,157	2,746,613
Earning assets	4,193,474	4,145,365	3,670,113	3,946,631	4,008,000
Deposits	3,368,494	3,294,662	2,893,737	3,143,561	3,016,408
Long-term borrowings	184,610	185,832	268,230	265,830	285,270
Stockholders’ equity	375,584	355,681	301,660	308,497	293,728

FINANCIAL CONDITION ANALYSIS:
Allowance for loan losses to year-end loans	1.41%	1.22%	1.37%	1.11%	1.03%
Allowance to non-accrual loans	132.98	108.24	128.28	132.12	159.16
Net charge-offs to average loans	0.57	0.42	0.44	0.29	0.33
Non-accrual loans to gross loans	1.06	1.13	1.07	0.84	0.65
Average long-term borrowings to average equity	53.01	64.63	92.27	109.65	97.02
Average equity to average assets	8.27	7.77	7.72	6.69	7.35

STOCKHOLDERS’ DATA:
Basic earnings per share	$1.75	$1.76	$1.66	$1.60	$1.42
Diluted earnings per share	1.73	1.75	1.64	1.58	1.40
Book value per share	14.98	14.35	12.26	11.87	10.51
Dividends per share	0.66	0.64	0.64	0.64	0.56
Dividend payout ratio	37.71%	36.36%	38.55%	40.00%	39.44%
Average common shares outstanding	24,896	24,701	25,490	26,930	28,304
Average diluted shares outstanding	25,090	24,911	25,730	27,237	28,730

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and Subsidiaries (“AMCORE” or the “Company”) consolidated financial condition as of December 31, 2003 compared to December 31, 2002 and the consolidated results of operations for the three years ended December 31, 2003. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

FACTORS INFLUENCING FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains, and our periodic filings with the Securities and Exchange Commission and written or oral statements made by the Company’s officers and directors to the press, potential investors, securities analysts and others will contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of AMCORE. Statements that are not historical facts, including statements about beliefs and expectations, are forward-looking statements. These statements are based upon beliefs and assumptions of AMCORE’s management and on information currently available to such management. The use of the words “believe”, “expect”, “anticipate”, “plan”, “estimate”, “should”, “may”, “will” or similar expressions are forward looking statements. Forward-looking statements speak only as of the date they are made, and AMCORE undertakes no obligation to update publicly any of them in light of new information or future events.

Contemplated, projected, forecasted or estimated results in such forward-looking statements involve certain inherent risks and uncertainties. A number of factors – many of which are beyond the ability of the Company to control or predict – could cause actual results to differ materially from those in its forward-looking statements. These factors include, among others, the following possibilities: (I) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new or existing competitors; (II) adverse state, local and federal legislation and regulation; (III) failure to obtain new customers and retain existing customers; (IV) inability to carry out marketing and/or expansion plans; (V) ability to attract and retain key executives or personnel; (VI) changes in interest rates including the effect of prepayment; (VII) general economic and business conditions which are less favorable than expected; (VIII) equity and fixed income market fluctuations; (IX) unanticipated changes in industry trends; (X) unanticipated changes in credit quality and risk factors; (XI) success in gaining regulatory approvals when required; (XII) changes in Federal Reserve Board monetary policies; (XIII) unexpected outcomes on existing or new litigation in which AMCORE, its subsidiaries, officers, directors or employees are named defendants; (XIV) technological changes; (XV) changes in accounting principles generally accepted in the United States of America; (XVI) changes in assumptions or conditions affecting the application of “critical accounting estimates”; and (XVII) inability of third-party vendors to perform critical services to the Company or its customers; and (XVIII) disruption of operations caused by the conversion of data processing systems.

CRITICAL ACCOUNTING ESTIMATES

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

Presented below are discussions of those accounting policies that management believes requires its most difficult, subjective and complex judgments about matters that are inherently uncertain (Critical Accounting Estimates) and are most important to the portrayal and understanding of the Company’s financial condition and results of operation. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also Note 1 of the Notes to Consolidated Financial Statements.

Loans and Allowance for Estimated Losses

Loans are the Company’s largest income earning asset category. Loans are recorded at the amount advanced to the borrower plus certain costs incurred by AMCORE to originate the loan, less certain origination fees that are collected from the borrower. The carrying amount of loans is reduced as principal payments are made. Payments made by the borrower are allocated between interest income and principal payment based upon the outstanding principal amount, the contractual rate of interest and other contractual terms. The carrying amount is further adjusted to reflect amortization of the origination costs net of origination fees. These items are amortized over the expected life of the loan.

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

Management periodically evaluates the loan portfolio in order to establish an estimated allowance for loan losses (Allowance) that are probable as of the respective reporting date and considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan groups or pools that are based on historical loss experience and other loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions, among other things. If the Allowance is not adequate, additions to the Allowance are charged against earnings for the period as a provision for loan losses (Provision). Conversely, this evaluation could result in a decrease in the Allowance and Provision.

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

Those judgments and assumptions that are most critical to the application of this accounting policy are the initial and on-going credit-worthiness of the borrower, the amount and timing of future cash flows of the borrower that are available for repayment of the loan, the sufficiency of underlying collateral, the enforceability of third-party guarantees, the frequency and subjectivity of loan reviews and risk gradings, emerging or changing trends that might not be fully captured in the historical loss experience, and charges against the Allowance for actual losses that are greater or less than previously estimated. These judgments and assumptions are dependent upon or can be influenced by a variety of factors including the breadth and depth of experience of lending officers, credit administration and the corporate loan review staff that periodically review the status of the loan, changing economic and industry conditions, changes in the financial condition of the borrower and changes in the value and availability of the underlying collateral and guarantees.

While the Company strives to reflect all known risk factors in its evaluations, judgment errors may occur. If different assumptions or conditions were to prevail, the amount and timing of interest income and loan losses could be materially different. These factors are most pronounced during economic downturns and may continue into an economic recovery, as specific credit performance may not be immediately affected by the stress of the downturn. Since, as described above, so many factors can affect the amount and timing of losses on loans it is difficult to predict, with any degree of certainty, the affect on income if different conditions or assumptions were to prevail. Nonetheless, if any combination of the above judgments or assumptions were to adversely affect the adequacy of the Allowance by ten percent, an additional Provision of approximately $4.2 million would be necessary. See also Table 2 and Note 4 of the Notes to Consolidated Financial Statements.

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

Each reporting period, the Company re-evaluates the fair value of its remaining mortgage servicing rights assets. The amount by which the unamortized carrying amount of mortgage servicing rights exceeds the new estimate of fair value is charged against earnings for the period. Rather than directly reducing the unamortized carrying amount of the servicing rights asset, a valuation allowance is established for the same amount as the charge against earnings. In subsequent reporting periods, depending upon current estimates of fair value, the valuation allowance may be reversed. The reversal is limited to the remaining amount of the valuation allowance and will result in an increase in recorded earnings.

The periodic re-evaluation of fair value is based upon current estimates of the present value of remaining net servicing cash flows that incorporate numerous assumptions including the cost of servicing the loans, discount rates, prepayment rates and default rates. This re-evaluation is done by stratifying mortgage servicing rights assets into pools based upon one or more predominant risk characteristics of the underlying loans that are being serviced. Risk characteristics include loan type and interest rate. Valuation allowances required for one pool cannot be offset by the amount that the fair value of another pool exceeds its unamortized carrying amount.

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

In addition to the judgments and assumptions affecting the application of this accounting policy, the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, permitted mortgage servicers to restratify their mortgage servicing rights pools. Upon consideration, the Company determined that its existing stratification was preferable to other alternatives and chose not to restratify its pools. This represented the selection of an accounting policy that could have produced different results for 2001 and later years had the Company chose to restratify its pools. In general, the greater the number of pools, the greater the likelihood of earnings volatility associated with valuation allowances. Conversely, the fewer the number of pools the less likely there will be earnings volatility.

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

Loan Securitizations and Sale of Receivables

During 2003 and 2001, the Company sold certain indirect automobile loans in securitization transactions. Upon the sale, the net carrying amount of the loans were removed from the consolidated balance sheet in exchange for cash, and certain retained residual interests. The retained interests included rights to service the loans that were sold (the “Servicing Rights”) and an interest in residual cash flows (the “Interest Only Strip”). The Interest Only Strip includes the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the “Excess Spread”) plus an interest in sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the “Credit Enhancement” or “Overcollateralization”). The carrying value of the loans removed from the balance sheet included the unpaid principal balance of the loans, net of an allocable portion of the Allowance for Loan and Lease Losses, minus the portion of the carrying value of the loans that were allocated to the retained residual interests. These allocations were based upon the relative fair values of the retained residual interests and the loans sold. Because they are retained assets, the amount allocated and recorded for the residual interests had a favorable impact on the amount of gain or loss that was recognized on the sale of the loans.

Since the projected income from the Servicing Rights approximates what is considered “adequate compensation” for servicing the loans, no asset or liability was recorded for Servicing Rights. Income from servicing is recognized as earned pursuant to the terms of the servicing agreement and to the extent cash collections from the borrowers exceed payments to the investors and agent. Cash collections in excess of the Servicing Rights income that is earned is next applied to the Interest Only Strip. The value allocated to the Interest Only Strip is reduced and interest income is recorded assuming a constant yield based upon the discount rate used to estimate its fair value. At the end of the estimated life of the securitization, the carrying value of the Interest Only Strip that is attributable to the Excess Spread will be fully amortized. At that time the carrying value of the Interest Only Strip that is attributable to the Overcollateralization will have accreted to the amount of the sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans less credit losses and excess Overcollateralization previously refunded by the securitization trust because it exceeds contractual requirements. At that time cash is expected to be released by the securitization trust in an amount that equals the accreted value of the Overcollateralization.

Because the Company’s retained residual interests are subordinated to the interests of securitization investors and the trust agent, there is risk that the carrying value of the Interest Only Strip will not be fully recovered, resulting in a loss charged to earnings. These include the risk the asset will have a shorter life than originally estimated (prepayment risk), that actual credit losses may exceed expected credit losses (credit risk) and that interest paid to the securitization trust and investors will be greater than projected (interest rate risk). The Company’s risk of loss is limited to its interest in the Interest Only Strip. Neither the investors nor the securitization trust have any other recourse to the Company’s other assets, thus a loss in excess of the carrying value of the Interest Only Strip is not possible. Each reporting period, the fair values of the Interest Only Strips are re-evaluated based upon current estimates and assumptions of the net present value of residual future cash flows net of remaining expected credit losses and anticipated refunds of Overcollaterization. Changes in fair value are generally recorded net of tax as a component of OCI. If this re-evaluation results in fair values that are less than the amortized carrying value of the Interest Only Strip, and if the decline is considered other than temporary, in accordance with Emerging Issues Task Force (EITF) Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets,” the decline is charged against earnings for the current period. Finally, each reporting period, new Interest Only Strip amortization schedules are developed based upon current estimates, assumptions, adjusted carrying values and revised constant yields.

Judgments and assumptions that are most critical to the application of this accounting policy are estimated defaults, delinquencies and credit losses, projected prepayment speeds, projected interest rates, and discount rates. These assumptions are based upon demonstrated credit performance, the prepayment history of the underlying loans and market consensus on future interest rates. These are, in turn, most highly influenced by general economic conditions, with the greatest adverse affect during economic downturns and periods of rapidly falling interest rates.

If different assumptions and conditions were to prevail, noticeably different results could occur because the recorded value of the Interest Only Strips may need to be written off or written down faster than planned and cash flows from the retained residual interests may be less than expected. Since, as described above, so many factors can affect the value of the Interest Only Strips it is difficult to predict, with any degree of certainty, the affect on income if different conditions or assumptions were to prevail. Nonetheless, if any combination of the above judgments or assumptions were to adversely affect their value by an additional ten percent and the decline was determined to be other than temporary, an impairment charge of approximately $1.3 million would be necessary. See also Note 8 of the Notes to Consolidated Financial Statements.

OVERVIEW OF OPERATIONS

AMCORE reported net income of $43.5 million for the year ended December 31, 2003. This compares to $43.5 million and $42.2 million reported for the years ended December 2002 and 2001, respectively. This represents an increase of $33,000 or 0.1% when comparing 2003 and 2002, and an increase of $1.2 million or 2.9% when comparing 2002 and 2001.

Diluted earnings per share for 2003 were $1.73 compared to a record $1.75 in 2002 and $1.64 in 2001. This represents a decrease of $0.02 per share or 1.1%, when comparing 2003 and 2002, and an increase of $0.11 per share or 6.7%, when comparing 2002 and 2001. The 1.1% decrease in 2003 earnings on a diluted per share basis compared to 2002 contrasts to a slight increase in earnings on a dollar basis, reflecting the dilutive impact to per share earnings of the increase of 179,000 in average diluted shares outstanding during 2003. The increase is due to the reissuance of treasury shares pursuant to stock-based employee incentive plans. The 6.7% increase in 2002 earnings on a diluted per share basis over 2001 compares favorably to the 2.9% increase on a dollar basis, reflecting the accretive impact to per share earnings of stock repurchase programs. During 2002, average diluted shares outstanding declined 819,000.

AMCORE’s return on average equity for 2003 was 11.90% versus 13.19% in 2002 and 13.50% in 2001. AMCORE’s return on average assets for 2003 was 0.98% compared to 1.02% in 2002 and 1.04% in 2001.

Both AMCORE and the Company’s banking subsidiary (the “BANK”) continue to significantly exceed the minimum capital requirements established by regulators for banks and bank holding companies. In addition, the BANK continues to be “well capitalized” as defined by regulatory guidelines. See Note 20 of the Notes to Consolidated Financial Statements.

Branch Strategy

During 2001, the Company launched the first phase (“Phase I”) of a strategic initiative to reallocate capital to higher growth midwestern markets, particularly along the I-90 growth corridor between Chicago’s northwest suburbs and Madison, Wisconsin and, more recently, the Milwaukee, Wisconsin market (the “Branch

Expansion”). The Company’s strategy is to move into a new market where there are strong population growth rates and high concentrations of mid-size businesses, with a seasoned commercial service staff in a leased facility (limited branch office or “LBO”). Once a book of business is developed and the branch becomes profitable, a more permanent site for a full service facility is sought. At the same time, AMCORE has exited certain markets that no longer fit its growth objectives (the “Branch Sales”).

During 2001, the BANK sold seven Illinois branches and in 2002 closed one additional branch. For the seven Illinois Branch Sales, $65.1 million in loans, $170.8 million in deposits and $1.4 million in premises and equipment were sold to the respective buyers resulting in a pre-tax gain of $10.6 million or a net after-tax gain of $6.3 million (the “Branch Gain(s)”). Loans and deposits for the closed branch were transferred to nearby BANK branches. During the first quarter of 2003, the BANK sold six Wisconsin branches located in Clinton, Darien, Montello, Kingston, Dalton and Westfield. Combined loans, deposits and premises and equipment of $47.8 million, $124.6 million and $2.1 million, respectively, were sold to the respective buyers of the Wisconsin branches, resulting in a pre-tax gain of $8.2 million or a net after-tax gain of $4.9 million (also referred to as “Branch Gain(s)”).

Branch Expansion activities in 2001 included two new offices: one on Rockford’s east side and one in Geneva, Illinois, a Chicago suburb. During 2002, the BANK opened four LBO’s and three full-service branches. The LBO’s included three in the Chicago suburbs of Schaumburg, Lincolnshire and Des Plaines, Illinois and one on the east side of Madison, Wisconsin. The full-service branches included one each in St. Charles and McHenry, Illinois and one along the beltway in Madison. As a result of the new office openings, an LBO in Geneva, Illinois and a smaller full-service branch in downtown McHenry, Illinois were closed.

During 2003, the BANK opened 11 new branches, including four LBO’s in Freeport, Oak Brook and Aurora, Illinois and Waukesha, Wisconsin, a suburb of Milwaukee, and seven full-service branches in Machesney Park, Elgin, South Elgin and Algonquin, Illinois, two in Madison, Wisconsin and one on Rockford’s northwest side. In connection with the opening of these locations the Company closed two in-store branches, one LBO and one full-service facility. Combined, the new locations opened since April 1, 2001 have $557.8 million in loans and $266.3 million in deposits outstanding as of December 31, 2003. The impact of the Branch Expansion was dilutive $0.08 in 2003 compared to dilution of $0.04 and $0.02 in 2002 and 2001, respectively.

During second quarter 2003, the Company announced the second phase of its Branch Expansion program (“Phase II”), authorizing $30 million in incremental capital investment. These funds will be used to open new full-service facilities and upgrade several LBO’s to full-service facilities in selected high-growth midwestern communities. Increased capabilities in these markets will accelerate the Company’s ability to generate deposits, which will better support loan growth and decrease its use of wholesale funding. Phase II calls for a total of 10 additional branches opening in 2004 through 2006. When both phases of the Branch Expansion are complete, AMCORE will have a total of 24 new branches opened since April 2001, net of closed branches. Total offices by the end of 2006 are expected to number 74. More than two-thirds of its offices will be located in high growth markets. See Table 7 for a tabular presentation of the Company’s Branch Expansion plans. Phase II, when considered with Phase I expansion, is expected to dilute earnings by $0.04 to $0.08 per share in 2004. By 2005, the combined Branch Expansion initiative is expected to be accretive in the range of $0.10 to $0.15 per share.

During 2002, as a complement to its Branch Expansion, the BANK added 37 additional automated teller machines (“ATMs”) in 15 communities in northern Illinois and southern Wisconsin. The ATMs are primarily located in Kelley-Williamson Mobil stations as part of a co-branding relationship, and are owned and operated by an unaffiliated third party. During 2003, the co-branding relationship was expanded and an additional 37 ATM’s were added. The BANK currently owns and operates 73 ATMs throughout Illinois (58) and Wisconsin (15). The co-branded relationship increased the Illinois and Wisconsin ATM presence to 113 and 34, respectively, or 147 overall.

Organizational Changes and Related Charges

During 2003, the Company incurred $431,000 in net after-tax severance related charges (the “Severance Charges”) related to the reduction in 43 retail positions, including one senior position.

During 2002, Kenneth E. Edge was named President and Chief Executive Officer, effective July 1, 2002, and Chairman of the Board of the Company, effective January 1, 2003. Mr. Edge, who previously served as AMCORE’s President and Chief Operating Officer, replaced Robert J. Meuleman following Mr. Meuleman’s retirement. Mr. Meuleman continued as Chairman until his retirement at the end of 2002. In connection with these changes, and in an effort to gain efficiencies, the position of Chief Operating Officer was not replaced. The net present value of early retirement obligations, pursuant to Meuleman’s Separation, Release and Consulting Agreement, including certain enhanced post retirement benefits and continued participation in the Company’s Long-Term Incentive Plan (the “Separation Agreement”), at $784,000 net of tax (the “Retirement Obligation”), was accrued in 2002. Amounts due for consulting services subsequent to retirement date have been expensed as earned.

During 2001, AMCORE announced certain business changes designed to better integrate banking and asset management services to its customers. To better support these structural changes, AMCORE streamlined its management team resulting in the departure of certain senior managers. Additional changes were made in 2002. Severance Charges related to these structural changes were $215,000 and $464,000 after-tax in 2002 and 2001, respectively.

Loan Securitizations and Securities Sales

During 2003 and 2001, the BANK sold $106.0 million and $29.9 million, respectively, of indirect automobile loans in securitization transactions (the “Auto Loan Sales”). Net after-tax gains of $1.5 million and $494,000, were recorded for the respective years (the “Auto Loan Sales Gains”). See Note 8 of the Notes to Consolidated Financial Statements.

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

Accounting Changes

On January 1, 2003, the Company adopted Financial Accounting Standards Board (FASB) Financial Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 expands the information required to be disclosed by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. In addition, FIN 34, “Disclosure of Indirect Guarantees of Others,” was rescinded, though the guidance contained therein was carried forward into FIN 45 without modification. The initial recognition and initial measurement requirements of FIN 45 were effective prospectively for guarantees issued or modified after December 31, 2002. Adoption of the Interpretation did not have a material effect on the Company’s Consolidated Financial Statements. See Note 15 of the Notes to the Consolidated Financial Statements.

On January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”, with respect to business combinations that were completed prior to July 1, 2001. These statements required that the Company evaluate its existing intangible assets and goodwill classifications. Goodwill and intangible assets with indefinite useful lives may no longer be amortized, but instead must be tested for impairment at least annually. The useful life and residual values of all other intangibles must also be reassessed. As of the date of adoption, the Company had unamortized goodwill in the amount of $15.6 million and unamortized identifiable intangible assets (the “Core Deposit Intangibles”) in the amount of $282,000 that were subject to the transition provisions of SFAS Nos. 141 and 142. The Company had no other intangible assets subject to these standards.

Amortization expense related to goodwill was $2.0 million for 2001. Amortization of Core Deposit Intangibles was $141,000 in 2003 and 2002, compared to $96,000 in 2001. Core Deposit Intangibles were fully amortized as of December 31, 2003. The increase in 2002 over 2001 reflects the reassessment of and reduction in useful life. Fair value exceeded carrying value for all reporting units that have allocated goodwill at both the transitional and annual evaluation dates. Thus, no transitional or annual impairment loss was recognized and no cumulative effect of a change in accounting principle was recorded. In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions” (SFAS No. 147). SFAS No. 147 requires financial institutions to evaluate their accounting for past acquisitions to determine whether revisions are needed. SFAS No. 147 applies to all new and past financial-institution acquisitions, including “branch acquisitions” that qualify as acquisitions of a business, but excludes acquisitions between mutual institutions. The Company does not have any acquisitions affected by this new standard. See Note 5 of the Notes to Consolidated Financial Statements

On January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, effective beginning January 1, 2001 and SFAS No. 149, effective beginning June 30, 2003. This statement outlines accounting and reporting standards for derivative instruments and hedging activities. Net income for 2001 includes a cumulative effect of $225,000 net of tax, or $0.01 per diluted share, attributable to the adoption of the new accounting standard (the “Accounting Change”). See Note 11 of the Notes to Consolidated Financial Statements.

Extinguishment of Debt

In the first quarter of 2004, as the result of the adoption of FIN 46 (Revised December, 2003) “Consolidation of Variable Interest Entities,” the Company will be required to de-consolidate the Trust. The Company expects that the de-consolidation of the Trust, including the impact on the Debt Extinguishment, will not have a material effect on the Company’s Consolidated Financial Statements.

During 2001, AMCORE reacquired for its own portfolio at par $15.0 million in capital trust preferred securities (the “Trust Preferred”), which were accounted for as a retirement (the “Debt Extinguishment”), with the coupon rate of 9.35 percent. The Debt Extinguishment resulted in an after-tax extraordinary charge of $204,000, or $0.01 per diluted share (the “Extraordinary Item”). Prior to the Debt Extinguishment the Company had $40.0 million of Trust Preferred outstanding through AMCORE Capital Trust I (“Trust”), a statutory business trust. As a result of the Debt Extinguishment there are now, on a consolidated basis, $25.0 million of Trust Preferred effectively outstanding. See Note 10 of the Notes to Consolidated Financial Statements.

Stock Repurchase Programs

During 2002 and 2001 the Company reacquired shares pursuant to various share repurchase authorizations (the “Stock Repurchase Programs”). Shares so acquired became treasury shares available for general corporate purposes. During 2002, the Company repurchased 82,000 shares at an average price of $22.20. During 2001, the Company repurchased 1.8 million shares at an average price of $21.42. No shares remain to be purchased under any authorization. The Company also regularly repurchases shares to replenish treasury for shares reissued in connection with AMCORE’s stock option plans and other employee benefit plans.

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

	Years Ended December 31,
	2003	2002	2001
Interest Income Book Basis	$228,748	$253,128	$281,387
FTE Adjustment	5,255	6,862	8,059

Interest Income FTE Basis	234,003	259,990	289,446
Interest Expense	90,061	122,360	161,514

Net Interest Income FTE Basis	$143,942	$137,630	$127,932

Net interest income on a fully taxable equivalent basis increased $6.3 million or 4.6% in 2003 and increased $9.7 million or 7.6% in 2002. The increase in net interest income in 2003 was primarily attributable to higher average earning assets. The increase in net interest income in 2002 was primarily the result of decreased funding costs and an increase in average earning assets.

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

As Table 1 indicates, the interest rate spread improved eight basis points to 3.23% in 2003 from 3.15% in 2002, which was an improvement of 27 basis points from the 2001 level of 2.88%. The interest rate margin was 3.54% in 2003, an increase of one basis point from 3.53% in 2002. The 2002 level was an increase of 11 basis points from 3.42% in 2001.

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

Changes Due to Volume

In 2003, net interest income on an FTE basis increased due to average volume by $7.5 million. This was comprised of an $11.0 million increase in interest income that was partially offset by a $3.5 million increase in interest expense. In 2002, net interest income on an FTE basis increased due to average volume by $4.7 million. This was comprised of an $11.9 million increase in interest income that was partially offset by a $7.2 million increase in interest expense.

The 2003 increase in interest income of $11.0 million was driven by a $236.3 million or 8.9% increase in average loans offset by a decline of $81.7 million or 7.0% in average investment securities. The growth in average loans came from an increase of $271.8 million in commercial real estate lending driven mostly by the Branch Expansion while average consumer and average commercial loans increased $32.4 million and $16.5 million, respectively. Partially offsetting these increases was an $84.3 million average decline in residential real estate loans, due to the impact of refinancings, as fixed mortgage interest rates reached 45-year lows. Strong loan growth, particularly in new markets, has allowed the Company to reshape its balance sheet to an improved mix of earning assets, contributing to the decline in average investment securities.

The increase in average loans, offset by the decline in investment securities, was funded by a $142.7 million or 5.3% increase in average bank-issued deposits and by a $98.5 million or 25.6% increase in average brokered certificate of deposits (CD’s). The increase in average bank-issued deposits which includes a $37.2 million increase in non-interest bearing deposits was attributable to a Company-wide initiative to attract deposits, especially transaction deposits, and the Branch Expansion. This growth occurred despite the transfer of $124.6 million of deposits in connection with the Wisconsin Branch Sales. AMCORE recognizes the importance of continued bank-issued deposit growth, not only as a means of funding the Branch Expansion loan growth, but also to continue the strategy of reducing wholesale funding balances. The transition to full-service branches in new growth markets as the Branch Expansion develops, continued emphasis on attracting and retaining primary transaction accounts, and Auto Loan Sales are all means by which the Company has and expects to implement these strategies. To this end, the Company was able to decrease average borrowings by $101.5 million or 13.5% compared to 2002.

The 2002 increase in interest income of $11.9 million was largely the result of a $147.1 million or 5.8% increase in average loans. Average installment and consumer loans, primarily indirect automobile lending, increased $127.9 million, while average commercial real estate and average commercial, financial and agricultural loans increased $87.9 million and $28.2 million, respectively. The combined increase in commercial lending was primarily driven by AMCORE’s Branch Expansion in the Chicago suburban and Madison area markets. These increases were partially offset by a decline in average residential real estate loans of $97.0 million due to the impact of refinancings, as mortgage interest rates hit 45 year lows.

The 2002 increase in average earning assets was funded by a $154.9 million increase in average deposits. The increase was comprised of a $78.4 million increase in average brokered deposits and a $76.5 million or 2.9% increase in average bank-issued deposits. The growth in bank-issued deposits reflects company-wide initiatives to attract additional bank-issued deposits as well as deposit growth attributable to the Branch Expansion. Over 95% of the bank-issued deposit growth was attributable to primary transaction account business, which is one of the Company’s lowest cost funding sources.

Changes Due to Rate

During 2003, net interest income on an FTE basis declined due to average rates by $1.1 million when compared with 2002. This was comprised of a $36.9 million decrease in interest income that was partly offset by a $35.8 million decline in interest expense. During 2002, net interest income on an FTE basis increased due to average rates by $5.0 million, when compared with 2001. This was comprised of a $41.4 million decline in interest income that was more than offset by a $46.4 million decrease in interest expense.

The yield on earning assets declined 92 basis points in 2003, compared to 2002. The yield on average securities fell by 109 basis points, while the yield on average loans fell by 89 basis points. The decline in security yields was affected by the prepayment of higher-yielding mortgage-related securities, including accelerated premium amortization, that occurred as mortgage interest rates fell. These securities were replaced with lower yielding securities due to the current low interest rate environment. While nearly all loan categories were affected, the largest dollar decline was attributable to commercial real estate loans. Loans that refinanced during the year, variable priced loans and new loan production were all adversely impacted by the reductions in interest rates that have been in decline since January of 2001.

The rate on interest-bearing liabilities declined 100 basis points during 2003 compared to 2002, due to lower bank-issued deposit, wholesale deposit, short-term and long-term borrowing rates. While rates fell on all deposit products, the decrease was most pronounced on CD’s. Average rates on CD’s have declined as older CD’s bearing higher rates have matured and re-priced since the decline in interest rates that have occurred over the past three years. The Company also benefited from an expired interest rate swap that had increased funding costs in 2002, as well as new swaps entered into during 2002 that lowered the cost of wholesale deposits during 2003. The decrease in borrowing rates was largely the result of lower rates paid on reverse repurchase agreements that renewed at lower rates as short-term interest rates have declined.

The yield on earning assets declined 107 basis points in 2002, compared to 2001. The yield on average loans fell by 119 basis points and was primarily attributable to commercial real estate and commercial loans. Falling interest rates during the year impacted pricing on new loan volume, variable priced loans and loans that refinanced during the year. The yield on average securities decreased by 87 basis points, also the result of declining interest rates. Yields on securities were also affected by the sale of higher risk securities in the 2001 Security Portfolio Restructuring well as the pre-payment of higher yielding mortgage-related securities that occurred as mortgage interest rates fell.

The rate paid on interest-bearing liabilities declined 134 basis points in 2002, compared to 2001. This was primarily due to decreased rates paid on deposits and short-term borrowings. The decrease in deposit costs was largely driven by CD’s and the Company’s indexed money market deposit accounts (AMDEX) that benefited from the decline in short-term interest rates. The decrease in short-term borrowing costs was mainly due to reverse repurchase agreements that renewed at lower rates, also due to the decline in short-term interest rates.

The current interest rate environment is expected to result in improved interest rate spreads and margins in 2004, compared to 2003. Specifically, the Company expects continuing benefits from deposit re-pricing during the coming year. Among those factors that could cause margins and spreads not to improve as anticipated by the Company in 2004 include, unexpected changes in interest rates, changes in the shape of the yield curve, the effect of prepayments or renegotiated rates, changes in the mix of earning assets and the mix of liabilities, including greater than anticipated use of expensive wholesale sources to fund the Branch Expansion and greater than expected loan delinquencies resulting in non-accrual status.

Provision for Loan Losses

The Provision (see Critical Accounting Estimates discussion) was $24.9 million for 2003, and increased by $12.3 million or 98.2% compared to 2002. Increases in net charge-offs, higher specific loss estimates on individually reviewed loans, increased concentrations, increasing loan balances in emerging markets, higher levels of delinquencies and continued economic weakness were all among the factors leading to the increased Provision. Comparable additions to the Allowance in 2002 were not necessary. The Provision decreased $4.1 million or 24.7% in 2002 from the $16.7 million in 2001. While non-accrual loans and net charge-offs were up year-over-year in 2002, the total of non-accrual loans, loans past due 90 days or more and restructured loans were down compared to 2001. As a result, although non-accrual loans and net-charge-offs were up, there was a decrease in the Provision year-over-year.

AMCORE recorded net charge-offs of $16.6 million, $11.3 million and $11.0 million in 2003, 2002 and 2001, respectively. Net charge-offs represented 57 basis points of average loans in 2003 versus 42 basis points in 2002 and 44 basis points in 2001. Commercial net charge-offs increased $3.3 million in 2003 compared to 2002.

Installment and consumer net charge-offs increased $1.7 million in 2003 compared to 2002, reflecting continuing increases in losses on repossessed vehicles. Residential real-estate net charge-offs increased $795,000 while commercial real-estate net charge-offs declined $413,000 in 2003 compared to 2002. Commercial net charge-offs declined $1.3 million in 2002, compared to 2001, reflecting settlement activity that occurred in 2001. Installment and consumer loan net charge-offs increased $1.4 million over the same period, the result of the continued sluggish economy and increasing loss levels on repossessed vehicles. Real estate loan net charge-offs were up $78,000 year-to-year.

Non-Interest Income

Total non-interest income is comprised primarily of fee based revenues from trust and asset management activities, bank-related service charges on deposits and mortgage revenues. Net security gains or losses and increases in cash surrender value (CSV) of BANK and Company-owned life insurance (COLI) are also included in this category. For 2003 and 2001, this category also included Branch Gains and Auto Loan Sales Gains.

Non-interest income totaled $92.0 million in 2003, an increase of $21.7 million or 30.8% from the $70.3 million in 2002. In addition to a $9.6 million increase in mortgage revenues, the increase included $8.2 million of Branch Gains and $2.5 million of Auto Loan Sale Gains.

Non-interest income totaled $70.3 million in 2002, a decline of $6.8 million or 8.8% from the $77.1 million in 2001. Increases of $3.1 million attributable to services charges on deposits and $2.8 million of security gains were offset by the Branch Gains of $10.6 million included in non-interest income in 2001.

Trust and asset management income, the Company’s largest source of fee based revenues, totaled $22.5 million in 2003, a decrease of $2.2 million or 8.8% from $24.7 million in 2002. This follows a decrease in 2002 of $2.2 million or 8.17% from $26.9 million in 2001. Declining equity markets over the past three years have challenged the investment industry with the S & P 500 losing 24.3% of its value from 2000 to 2003. These declines have negatively impacted the value of AMCORE-administered assets, upon which fees are partially based, leading to the decrease in fee revenue. Also contributing to the decline was the loss of a major public fund customer effective October 1, 2003 and specific investment performance on related Vintage Mutual Funds. Unless replaced with new business, the loss of the public fund customer could adversely affect trust and asset management income in 2004. Revenues from this customer were $916,000 in 2003, $1.1 million in 2002 and $932,000 in 2001. A shift by clients to a higher mix of fixed income and money market assets also affected prior year results.

The trust and asset management segment manages or administers $5.4 billion of investments, inclusive of traditional assets as well as the management of the BANK’s fixed income portfolio of approximately $1.1 billion. Assets under administration at December 31, 2002 and 2001 were $4.6 billion and $4.9 billion, respectively. Assets in the Vintage Mutual Funds totaled $827 million, $877 million and $1.2 billion at December 31, 2003, 2002 and 2001, respectively. In addition to overall market performance, trust and asset management revenues are dependent upon the Company’s ability to attract and retain accounts, specific investment performance and other economic factors. Fees from Money Market funds can also be negatively affected as the federal funds purchased (FED Funds) rate approaches 1.00%, a level generally viewed as a minimum acceptable return by investors. Thus, waivers of fees on money market funds have been and may continue to be required to provide competitive returns for investors.

Service charges on deposits totaled $18.6 million in 2003, an increase of $742,000 or 4.2% from the $17.9 million in 2002. During 2002, service charges on deposits increased $3.1 million or 21.0% from $14.8 million in 2001. Deposit growth initiatives, which primarily affected retail accounts, contributed to the increases in both 2003 and 2002. Additionally, in 2002, increased commercial account maintenance fees contributed to the increase.

Mortgage revenues include fees generated from underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans, net of servicing rights amortization and impairment (see Critical Accounting Estimates). Mortgage revenues were $17.6 million in 2003, an increase of $9.6 million or 121.1% from the $7.9 million reported in 2002. During 2002, mortgage revenues declined $542,000 or 6.4% from $8.5 million in 2001. Contributing to the $9.6 million increase in 2003 was a $3.4 million recapture of mortgage servicing right impairment reserves compared to an impairment charge of $2.6 million in 2002. An impairment charge of $780,000 was recorded in 2001. For the third year in a row, declining mortgage interest rates resulted in record closing volumes. In 2003, closing volumes were $893.7 million, compared to $718.0 million in 2002, and $634.2 million in 2001.

Refinancing activity declined significantly in the fourth quarter of 2003 resulting in declining mortgage revenues. This trend in refinancing activity is expected to continue into 2004. The Company has, however, added 13 mortgage loan originators, primarily in the Branch Expansion markets, to capitalize on growth opportunities in new purchase home mortgages. New purchase new home mortgages increased 31.5% in 2003 compared to 2002. The growth of new purchase home mortgages is expected to continue in 2004.

As of December 31, 2003, the carrying value of AMCORE’s capitalized mortgage servicing rights was $11.2 million and were $10.6 million as of December 31, 2002. The fair value of the Company’s capitalized mortgage servicing rights was $11.7 million. The unpaid principal balance of mortgage loans serviced for others, which are not included on the Consolidated Balance Sheets, including loans held for sale, was $1.2 billion as of December 31, 2003. See Note 7 of the Notes to Consolidated Financial Statements.

COLI income totaled $7.0 million in 2003; a $1.3 million or 23.5% increase over the $5.7 million in 2002. This compares to a $435,000 increase in 2002 over the $5.2 million reported in 2001. The 2003 increase over 2002, included the impact of compounding, increased average investments year-over-year and $467,000 in net death benefits. The 2002 increase was primarily due to compounding. Both years’ increases were partially offset by lower yields due to declining interest rates. AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. As of December 31, 2003, the CSV of COLI stood at $116.5 million, which included additional net investments of $1.1 million during 2003.

Other non-interest income includes customer service charges, bank card fees, brokerage commissions, insurance commissions, gains on fixed asset and loan sales and other miscellaneous income. In 2003, other non-interest income was $11.2 million, a decline of $410,000 or 3.5% from $11.6 million in 2002. The decrease was due to a $700,000 decline in derivative related income due to the mark-to-market losses in 2003 as opposed to gains in 2002, a decline of $440,000 in insurance commission income, a $309,000 gain in 2002 associated with an excess retirement plan asset reversion and lower gains on sale of fixed assets of $303,000. These decreases were partly offset by increases in brokerage commission income of $609,000, servicing income in connection with the Auto Loan Sales of $350,000, customer service fees of $252,000, and bank card fees of $138,000. In 2002, other non-interest income was $11.6 million; a $1.0 million or 9.6% increase from $10.6 million in 2001. The increase was attributable to improved brokerage commission income of $636,000, a $607,000 increase in derivative related income due mark-to-market gains in 2002 as opposed to losses in 2001, higher bank card fees of $419,000, a $365,000 gain on the sale of excess land and the $309,000 retirement plan asset reversion gain. These increases were partly offset by a 2001 gain of $1.0 million from cash received on the merger of an ATM service provider.

Net securities gains totaled $4.4 million in 2003 and $2.5 million in 2002 compared to net losses of $303,000 in 2001. The level of security gains or losses is dependent on the size of the available for sale portfolio, pledging requirements, interest rate levels, AMCORE’s liquidity needs and balance sheet risk objectives. The increase in 2003, compared to 2002, was attributable to the gain realized on the disposition of securities with longer duration and unfavorable call structures, which facilitated the Company’s efforts to reduce the duration of its investment portfolio as well as fund loan growth. The increase in 2002, compared to 2001, was attributable to the Security Portfolio Restructuring and continuation of a security portfolio de-leveraging strategy that began in 1999.

Operating Expenses

Total operating expenses were $146.1 million in 2003, an increase of $15.1 million or 11.6% from $131.0 million in 2002, which was a $7.4 million or 6.0% increase from $123.6 million in 2001. Operating expenses in 2003 included $5.1 million in expenses related to the Branch Expansion, a $1.6 million charge for the early extinguishment of debt, $707,000 in Severance Charges and a $623,000 impairment charge on a private equity fund investment. Operating expenses in 2002 included $1.7 million in expenses related to the Branch Expansion, the $1.3 million Retirement Obligation and a $352,000 Severance Charge. Operating expenses in 2001 included Severance Charges of $760,000. Pursuant to SFAS No. 142, the Company discontinued the amortization of goodwill, effective January 1, 2002.

Amortization expense related to goodwill was $2.0 million in 2001. The efficiency ratio was 63.36% in 2003, 65.16% in 2002 and 62.78% in 2001. The efficiency ratio is calculated by dividing total operating expenses by the sum of net interest income and non-interest income.

Compensation expense is the largest component of operating expenses, totaling $67.2 million in 2003. This was a $6.7 million or 11.0% increase from $60.5 million in 2002, which was a $5.1 million or 9.3% increase from $55.3 million in 2001. The 2003 increase included $4.0 million in net staff additions associated with the Branch Expansion strategy, higher commissions of $923,000 mainly driven by increased mortgage closings, the $707,000 Severance Charge and $434,000 in increased incentive costs. The 2002 increase included $1.3 million in net staff additions associated with the Branch Expansion strategy, $922,000 in increased incentive costs, higher commissions of $819,000, mainly driven by increased mortgage closings, and $527,000 of the Retirement Obligation. Severance Charges decreased $408,000 when compared to 2001.

Employee benefit costs were $17.4 million in 2003, an increase of $1.2 million or 7.3% from $16.2 million in 2002, which was a $2.0 million or 14.0% increase from $14.2 million in 2001. Health care costs rose $874,000 in 2003 due to staff additions and medical cost inflation and payroll tax expense increased $649,000 in 2003 due to higher compensation expense. These increases were offset by lower deferred compensation and other benefit costs of $243,000. The 2002 increase was primarily attributable to $757,000 of the Retirement Obligation, $665,000 in retirement and deferred compensation costs and $538,000 in payroll tax costs.

Net occupancy expense was $8.8 million in 2003, an increase of $918,000 or 11.7% from 2002. This follows an increase of $303,000 or 4.0% from 2001 levels. The 2003 and 2002 increases included net increases due to the Branch Expansion strategy.

Equipment expense increased $1.8 million or 23.1% to $9.6 million in 2003 and decreased $173,000 or 2.2% to $7.8 million in 2002. The 2003 increase was primarily due to increased depreciation and amortization on new computer hardware and software resulting from the conversion of the Company’s core data processing system during 2003 (the “System Conversion”). Also necessitated by the System Conversion were personal computer (PC) replacements and the acceleration of existing hardware and software depreciation and amortization. The Branch Expansion also contributed to higher PC equipment expense in 2003. The 2002 decrease reflects lower net electronic data processing equipment and software expenses.

Data processing expenses include costs related to core bank data processing, trust and other external processing systems. This category declined $1.7 million or 24.9% to $5.1 million in 2003, primarily due to lower processing costs resulting from the System Conversion from an outsourced data processing system to a new in-house data processing system. Expenses in 2002 were $6.8 million; a $738,000 or 12.2% increase from $6.0 million in 2001 primarily due to increased core bank data processing.

Professional fees totaled $4.6 million in 2003, an increase of $321,000 or 7.5% from 2002 due to higher legal, tax and accounting services. Professional fees were $4.3 million in 2002, an increase of $149,000 or 3.6% from $4.1 million in 2001. Audit and consulting fee increases were partly offset by decreased legal fees.

Communication expense was $4.7 million in 2003 an increase of $565,000 or 13.7% from 2002 due to increased courier, telephone and postage expenses due to the Branch Expansion and postal rate increases. Communication expense was $4.1 million in 2002, an increase of $196,000 or 5.0% from $3.9 million in 2001. The increase was due to higher courier and postage costs partially related to the Branch Expansion.

Advertising and business development expenses were $5.2 million in 2003, an increase of $461,000 or 9.8% from 2002 due to increases in advertising expense as the company continues to grow as a result of the Branch Expansion into new markets and totally-free checking promotions. Advertising and business development expenses were $4.7 million in 2002, an increase of $120,000 or 2.6% from $4.6 million in 2001. This reflects increases in branch and market level public relations and business development expenses, which were partly funded by a decrease in newspaper and direct mail advertising.

Intangibles amortization was $141,000 in 2003 and 2002, compared to $2.1 million in 2001. The decrease in 2002 relates to the discontinuation of goodwill amortization pursuant to SFAS No. 142. This is more fully explained in the “Accounting Changes” section, above. The Core Deposit Intangibles were fully amortized at December 31, 2003. See also Notes 1 and 6 of the Notes to Consolidated Financial Statements.

Other expenses were $23.5 million in 2003, an increase of $4.9 million or 26.3% from 2002. The increase was primarily due to the $1.6 million in prepayment penalties related to restructuring of Federal Home Loan Bank (“FHLB”) advances, increased loan processing costs of $1.5 million associated with increased mortgage activity and the $623,000 private equity fund impairment charge. Other increases included higher recruiting expenses and losses on disposals of fixed assets, both of which were related to the Branch Expansion. Other expenses were $18.6 million in 2002, an increase of $878,000 or 4.9% from $17.7 million in 2001. The 2002 increase was largely the result of higher loan processing expenses of $633,000, mainly associated with collection and repossession activities, $315,000 of investment related impairment charges and $291,000 in increased travel and entertainment costs. These were partly offset by a $388,000 reduction in expenses related to foreclosed real estate.

Income Taxes

Income tax expense totaled $16.1 million in 2003, compared with $14.0 million and $14.4 million in 2002 and 2001, respectively. The effective tax rates were 27.0%, 24.4% and 25.4% in 2003, 2002 and 2001, respectively. Effective tax rates are lower than the statutory tax rates due primarily to investments in tax-exempt municipal bonds and increases in CSV and death benefits on COLI that are not taxable. The increase in effective tax rate in 2003 over the prior year is due to a decrease in the size of these tax-exempt items relative to total pre-tax earnings as well as an increase in state income taxes which in 2002 benefited from the favorable resolution of various tax audits and other pending tax issues. See Note 16 of the Notes to Consolidated Financial Statements.

EARNINGS REVIEW BY BUSINESS SEGMENT

AMCORE’s internal reporting and planning process focuses on four primary lines of business (“Segment(s)”): Commercial Banking, Retail Banking, Trust and Asset Management, and Mortgage Banking. Note 18 of the Notes to Consolidated Financial Statements presents a condensed income statement and total assets for each Segment.

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

Total Segment results differ from consolidated results primarily due to intersegment eliminations, certain corporate administration costs, items not otherwise allocated in the management accounting process and treasury and investment activities. The impact of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and is included in the “Other” column of Note 18 of the Notes to Consolidated Financial Statements.

Commercial Banking

The Commercial Banking Segment (“Commercial”) provides commercial banking services to large and small business customers through the BANK’s 63 banking locations. The services provided by this Segment include lending, business checking and deposits, treasury management and other traditional as well as electronic commercial banking services.

Commercial earnings for 2003 were $24.8 million, an increase of $2.1 million or 9.2% from 2002. Earnings in 2002 totaled $22.7 million and were $7.5 million or 49.4% higher than 2001 earnings of $15.2 million. The increase for 2003 was attributable to increased net interest income and non-interest income that was partially offset by increased Provision, operating expenses and income taxes.

Net interest income increased $13.8 million in 2003. The increase was due to higher average loan volumes, particularly commercial real estate loans, lower priced deposits and decreased cost of funds allocations, which more than compensated for lower yields on loans. The lower yields on loans, reduced rates on deposits and decreased cost of funds allocations were all attributable to declining short-term interest rates over the past three years, which have impacted new product (loans and deposits) pricing as well as the re-pricing of variable priced products and fixed-price product renewals. Strong loan demand, aided by the Branch Expansion, was more than sufficient to replace average loan balances transferred in the Branch Sales, leading to the increased volumes.

Non-interest income increased $2.4 million and was attributable to Commercial’s allocable portion of the Branch Gain of $2.2 million.

The 2003 Provision increased $10.3 million and was attributable to a $4.0 million increase in net charge-offs, a $3.1 million increase in both specific loss estimates and other loss estimates. These estimates are based upon increased concentrations, including commercial real estate; deteriorating loan quality and collateral values, including loans that are secured by receivables, inventory and specialized equipment; growth in new markets; increased delinquencies; continued weakness in the overall economy, particularly the manufacturing segment; and other factors.

Operating expenses increased $2.4 million in 2003. The increase was largely due to higher personnel expenses, which included the impact of the Branch Expansion strategy.

Income taxes increased $1.3 million in 2003, due to higher income before taxes.

The Commercial Segment represented 53.5%, 61.5% and 49.5% of total Segment earnings in 2003, 2002 and 2001, respectively. Commercial Segment total assets were $2.0 billion at December 31, 2003 and represented 44.8% of total consolidated assets.

Retail Banking

The Retail Banking Segment (“Retail”) provides retail-banking services to individual customers through the BANK’s 63 banking locations in northern Illinois and south central Wisconsin. The services provided by this Segment include direct and indirect lending, checking, savings, money market and CD accounts, safe deposit rental, automated teller machines, and other traditional and electronic retail banking services.

Retail earnings for 2003 were $10.2 million compared to $4.7 million in 2002, an increase of $5.6 million or 118.5%. This followed an increase of $1.3 million or 37.7% in 2002 from 2001 earnings of $3.4 million. The increase in 2003 was the result of higher non-interest income and lower operating expense partially offset by increased income taxes and Provision.

Net interest income increased by $111,000 for 2003 due to higher average loan volumes, particularly indirect automobile loans, and lower priced deposits. These factors offset lower yields on loans and reduced funds credit allocations. The lower yields on loans, reduced rates on deposits and decreased funds credit allocations were all attributable to declining rates over the past three years, which have impacted new product (loans and deposits) pricing as well as the re-pricing of variable priced products and fixed-price product renewals. The growth in overall average loan balances occurred despite the Auto Loan Sale and the transfer of loans associated with the Wisconsin Branch Sales totaling $129.5 million, both of which occurred in March 2003.

Non-interest income increased $8.4 million in 2003. Of the increase, $6.0 million was attributable to the Branch Gain and $2.5 million related to the Auto Loan Sale Gain.

The 2003 Provision increased $1.9 million primarily due to an increase of $1.6 million in net charge-offs due to higher loss levels on repossessed automobiles.

Operating expenses decreased by $2.2 in 2003. The decline is due to lower allocations for support function expenses.

Income taxes increased $3.5 million in 2003 and were primarily the result of higher income before taxes.

The Retail Segment represented 22.1%, 12.7% and 11.1% of total segment earnings in 2003, 2002 and 2001, respectively. Retail Segment total assets were $810.4 million at December 31, 2003 and represented 17.8% of total consolidated assets.

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

TAM earnings for 2003 were $2.4 million, a $1.3 million or 35.5% decline from 2002 earnings of $3.7 million. This followed an increase of $207,000 or 5.9% from 2001 earnings of $3.5 million. The decrease in 2003 was primarily due to declines in non-interest income net of lower operating expenses and income taxes.

TAM non-interest income declined $1.5 million in 2003. Declines in fee-based revenue were partially offset by increased brokerage commission income. Lower AMCORE-managed asset values and specific investment performance on selected Vintage Mutual Funds contributed to the decrease in trust and asset management revenues. Declining equity markets over the past three years have challenged the investment industry with the S & P 500 losing 24.3% of its value from 2000 to 2003. These declines have negatively impacted the value of AMCORE-administered assets, upon which fees are partially based, leading to the decrease in fee revenue. Also contributing to the decline was the loss of a major public fund customer effective October 1, 2003. Unless replaced with new business the loss of the public fund client could continue to adversely affect TAM revenues. Revenues from this customer were $916,000 in 2003 and $1.1 million in 2002. A shift to a higher mix of fixed income and money market assets also affected prior year results. Net brokerage commissions on the other hand have been particularly strong and are primarily the result of increased fixed-annuity sales. In addition, processing costs associated with annuity sales, which are netted against commissions, have declined as the TAM segment is now processing its own sales.

Operating expenses decreased $566,000 for 2003 due to lower personnel costs and lower advertising costs.

Income taxes declined $788,000 in 2003 due to the decline in pre-tax earnings.

The TAM Segment represented 5.1%, 10.0% and 11.3% of total segment earnings in 2003, 2002 and 2001, respectively. TAM Segment total assets were $18.8 million at December 31, 2003 and represented 0.4% of total consolidated assets.

Mortgage Banking

The Mortgage Banking Segment (“Mortgage”) provides a variety of mortgage lending products to meet its customers’ needs. It sells the majority of the long-term, fixed-rate loans to the secondary market and continues to service most of the loans sold.

Mortgage earnings were $8.9 million in 2003, an increase of $3.1 million or 53.4% compared to $5.8 million in 2002. This followed a decline of $2.8 million or 32.5% from $8.6 million in 2001. The increase in 2003 was due to increased mortgage volume, primarily driven by refinancing activity, and the $3.4 million recapture of mortgage servicing right impairment in 2003 compared to a $2.6 million impairment charge in 2002.

Net interest income decreased $1.4 million in 2003. This was primarily due to lower rates on mortgage loans retained in portfolio and on mortgage loans held for sale. Average balances on mortgage loans held in portfolio continued their decline, as fixed mortgage rates reached 45-year lows, and contributed to the decrease in net interest income. Partially offsetting these decreases were lower net cost of funds allocations.

Non-interest income includes fees generated from the underwriting, originating and servicing of mortgage loans along with the gains realized from the sale of these loans, net of servicing right amortization and impairment. Non-interest income for 2003 increased $9.0 million. Closing volumes increased 24.5% to $893.7 million in 2003, from $718.0 million in 2002. Also contributing to the increase in non-interest income was the recapture of mortgage servicing right impairment reserves of $3.4 million in 2003 compared to an impairment charge of $2.6 million in the prior year, which resulted in a $5.9 million change year over year.

Operating expenses totaled $14.9 million, an increase of $2.6 million from 2002. The increases were primarily due to higher salaries, commissions and processing costs that were paid due to the increase in mortgage volumes.

Income taxes increased $1.6 million in 2003. The increase was due to higher pre-tax earnings.

The unpaid principal balance of mortgage loans serviced for others, including mortgage loans held for sale, was $1.21 billion as of December 31, 2003 compared to $1.02 billion at the prior year-end.

The Mortgage Segment represented 19.3%, 15.8% and 28.1% of total segment earnings in 2003, 2002 and 2001, respectively. Mortgage Segment total assets were $255.8 million at December 31, 2003 and represented 5.6% of total consolidated assets.

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

Liquidity is derived primarily from bank-issued deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources include brokered CD’s, federal funds purchased lines (FED funds), FHLB advances, repurchase agreements, commercial paper and back-up lines of credit, the sale or securitization of loans, and access to other capital markets.

The parent company requires adequate liquidity to pay its expenses, repay debt when due and pay stockholder dividends. Liquidity is primarily provided to the parent through the BANK and other subsidiaries in the form of dividends. In 2003, dividends from subsidiaries amounted to $23.0 million, compared to $30.5 million in 2002. In 2002, the parent required higher dividends from its subsidiaries to fund Stock Repurchase Programs. In 2003, lower dividends were paid by the BANK to the parent in order to support the BANK’s Branch Expansion. While the BANK is limited in the amount of dividends it can pay, as of December 31, 2003, approximately $49.9 million was available for payment to the parent in the form of dividends without prior regulatory approval. See Note 20 of the Notes to Consolidated Financial Statements.

Cash and Cash Equivalents

Cash and cash equivalents decreased $37.3 million from December 31, 2002 to December 31, 2003, as the net cash used for investing activities of $211.4 million more than offset the cash provided by operating activities of $94.2 million plus the cash provided by financing activities of $79.9 million. This compares to an increase in cash and cash equivalents of $11.0 million from December 31, 2001 to December 31, 2002, as the net cash provided by financing activities of $424.1 million plus the cash provided by operating activities of $88.7 million more than offset the net cash used for investing activities of $501.8 million during 2002.

The $94.2 million of cash provided by operating activities during 2003 compares with $88.7 million provided in 2002, representing a $5.5 million increase in cash provided between the two years. The change was attributable to the increase in proceeds from the sale of loans held for sale, net of increased originations of such loans, primarily attributable to the Mortgage segment’s origination and sale of loans into the secondary market.

The $211.4 million of cash used for investing activities during 2003 compares with $501.8 million cash used in 2001, for a decrease of $290.4 million in cash used between the two years. This was primarily the result of an increase of $306.1 million in proceeds from the sales and maturities of securities, a $107.2 million increase in proceeds from sale of loans and less growth in loan originations of $138.3 million. These changes were partially offset by a $259.3 million increase in security purchases.

The $79.9 million of cash provided by financing activities during 2003 compares with $424.1 million cash provided during 2002, or a decrease of $344.2 million in cash provided between the two years. This was primarily due to $202.9 million less growth in demand, savings and time deposit accounts, a $100.3 million decrease in short term borrowings and $65.4 million in cash required to fund the Branch Sales in 2003. An increase in long-term borrowings of $38.9 million partially offset these decreases.

Securities

Total securities as of December 31, 2003 were $1.17 billion, a decrease of $8.1 million or 0.7% from the prior year-end. At December 31, 2003 and 2002, the total securities portfolio comprised 27.8% and 28.3%, respectively, of total earning assets, including COLI. The decrease in investment securities includes reductions in corporate obligations and municipal securities and also reflects mortgage prepayment activity as well as actions taken by AMCORE to improve liquidity and to reduce duration.

The securities portfolio serves an important role in the overall context of balance sheet management in terms of balancing capital utilization and liquidity needs. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment. The portfolio’s scheduled maturities and the prepayment of mortgage and asset backed securities represent a significant source of liquidity. Approximately $14.4 million, or 1.2%, of the securities portfolio will contractually mature in 2004. This does not include mortgage and asset backed securities. Mortgage and asset backed security maturities may differ from contractual maturities because borrowers may have the right to prepay obligations, typically without penalty. For example, scheduled maturities for 2003, excluding mortgage and asset backed securities, were $24.2 million, whereas proceeds from actual maturities, which included prepayments of mortgage and asset backed securities, were $623.0 million. This compares to proceeds of $366.5 million and $336.7 million in 2002 and 2001, respectively. As of December 31, 2003, $318.9 million of investment securities were unpledged and available as a source of liquidity.

Mortgage and asset backed securities as of December 31, 2003 totaled $871.7 million and represent 74.8% of total securities. The distribution of mortgage and asset backed securities includes $372.4 million of U.S. government agency mortgage-backed pass through securities, $467.9 million of agency collateralized mortgage obligations and $31.4 million of private issue collateral mortgage obligations, all of which are rated AAA except for $2.6 million of securities rated either Aa2 or A2.

At December 31, 2003, securities available for sale totaled $1.17 billion, which included gross unrealized gains of $19.7 million and gross unrealized losses of $6.2 million, of which the combined effect, net of tax, is included as accumulated other comprehensive income (OCI) in stockholders’ equity. For comparative purposes, at December 31, 2002, gross unrealized gains of $35.3 million and gross unrealized losses of $4.0 million were included in the securities available for sale portfolio. There were no held to maturity securities at December 31, 2003 or 2002. For further analysis of the securities portfolio see Table 4 and Note 3 of the Notes to Consolidated Financial Statements.

Loans Held for Sale

At December 31, 2003, mortgage origination fundings awaiting delivery to the secondary market were $32.4 million, compared to $79.9 million at December 31, 2002. Residential mortgage loans are originated by the BANK’s Mortgage Segment, of which non-conforming adjustable rate, fixed-rate and balloon residential mortgages are normally retained by the BANK. The conforming adjustable rate, fixed-rate and balloon residential mortgage loans are sold in the secondary market to eliminate interest rate risk, as well as to generate gains on the sale of these loans and servicing income. All loans of the Mortgage Segment are considered held for sale and are recorded at the lower of cost or market value.

For the second year in a row, declining mortgage interest rates resulted in record closing volumes, increasing the pressure on short-term liquidity needs. In 2003, closing volumes were $893.7 million, compared to $718.0 million in 2002. During the fourth quarter of 2003, refinancing activity began to decline as mortgage interest rates rose, relieving the pressure on short-term liquidity needs. This trend is expected to continue into 2004. Outstanding residential mortgage commitments, a potential use of liquidity, were $41.8 million at December 31, 2003.

Loans

Loans represent the largest component of AMCORE’s earning asset base, while the funding of loan originations is its most significant liquidity need. At year-end 2003, total loans were $2.99 billion, an increase of $108.6 million or 3.8% as compared to 2002. Loan growth included the impact of the Branch Expansion and was reduced by $106.0 million in loans sold in the Auto Loan Sale and $47.8 million of loans transferred in the Branch Sales. Average loans increased $236.3 million or 8.9% during 2003. See Table 2 and Note 4 of the Notes to Consolidated Financial Statements.

Total commercial real estate loans increased $274.2 million or 25.7%, while residential real estate loans declined $87.1 million. Installment and consumer loans declined $50.1 million or 8.3%. Commercial, financial and agricultural loans decreased $27.8 million or 3.7%. Increased balances in commercial real estate loans were mostly driven by the Branch Expansion. Residential real estate loan balances were affected by refinancings, as mortgage interest rates fell to 45 year lows during 2003.

The scheduled repayments and maturities of loans represent a substantial source of liquidity. Table 3 shows selected loan maturity data as of December 31, 2003. In addition to same branch and Branch Expansion loan growth, potential uses of liquidity include $634.9 million in commitments to extend credit and $189.8 in letters of credit.

Deposits

Total deposits at December 31, 2003, were $3.37 billion, an increase of $73.8 million or 2.2% when compared to 2002. The increase included $168.4 million in higher Bank-issued deposit balances partly offset by a $94.6 million decline in brokerage CD’s and the transfer of $124.6 million in deposits in the Branch Sales. Average deposits increased $105.6 million or 4.5% during 2003.

Bank-issued deposits, which exclude brokered CD’s, are considered by management to be the primary, most stable and most cost-effective source of funding and liquidity. Total bank-issued deposits were $2.94 billion at the end of 2003; a $168.4 million or 6.1% increase from the prior year-end. The increase is attributable to company-wide initiatives to attract additional deposits as well as the Branch Expansion. Bank-issued deposits represent 87.4% and 84.2% of total deposits at December 31, 2003 and 2002, respectively. Table 5 shows the maturity distribution of time deposits $100,000 and over. The BANK also has capacity, over time, to place sufficient amounts of additional brokered CD’s as a source of mid to long-term funds.

Borrowings

Borrowings totaled $741.7 million at year-end 2003 and were comprised of $557.1 million of short-term and $184.6 million of long-term borrowings. See Notes 9 and 10 of the Notes to Consolidated Financial Statements.

AMCORE has $25.0 million of Trust Preferred securities outstanding through the Trust. The securities pay cumulative cash distributions semiannually at an annual rate of 9.35%. The securities are redeemable from March 25, 2007 until March 25, 2017, at a declining premium of 104.675% to 100.0% of the principal amount. After March 25, 2017, they are redeemable at par until June 15, 2027, when redemption is mandatory. The capital securities qualify as Tier 1 capital for regulatory purposes. During 2001, AMCORE retired at par $15.0 million in Trust Preferred securities with the coupon rate of 9.35 percent. Prior to the Debt Extinguishment that occurred in 2001, $40.0 million of Trust Preferred securities were outstanding.

The parent company has a commercial paper placement agreement with an unrelated financial institution that provides for the issuance of non-rated short-term unsecured debt obligations at negotiated rates and terms, not to exceed $50.0 million. In the event the agent is unable to place the parent company’s commercial paper on a particular day, the proceeds are provided by overnight borrowings on a reciprocal line of credit with the same financial institution. At December 31, 2003, $10.0 million in commercial paper was outstanding.

As of December 31, 2003, sources of readily available liquidity totaled $506.0 million and included $121.0 million of unused FED funds lines, $21.0 million of FHLB advances, unused collateral sufficient to support $324.0 million in FED discount window advances and $40.0 million in unused commercial paper and backup line of credit borrowings.

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

The Company’s largest off-balance sheet arrangement relates to the Auto Loan Sales that occurred during 2001 and the first quarter of 2003. Structured as sales pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the Auto Loan Sales are a component of the Company’s liquidity and credit concentration risk management strategy. The Auto Loan Sales are also helpful as a capital management tool.

In the Auto Loan Sales, indirect automobile loan receivables are transferred to a multi-seller variable-interest entity (“VIE”). Since the Company is not the primary beneficiary of the VIE, consolidation is not required under the terms of Financial Accounting Standards Board Interpretation (“FIN”) 46 (Revised December 2003) “Consolidation of Variable Interest Entities.” As a result, the net carrying amount of the loans is removed from the consolidated balance sheet and certain retained residual interests are recorded. The Company’s retained interests are subordinate to the interests of investors in the VIE and are subject to prepayment risk, interest-rate risk and credit risk on the transferred auto loans. Neither the investors nor the VIE have any other recourse to the Company’s other assets for failure of automobile loan debtors to pay when due. The Company also retains the rights to service the loans that are sold.

As of December 31, 2003, the balance of automobile loans serviced and not included on the Company’s Consolidated Balance Sheet was $93.1 million, compared to $41.9 million at December 31, 2002. The carrying value of retained interests was $13.0 million and $6.4 million at the end of 2003 and 2002, respectively. The carrying value of the retained interests is the maximum estimated exposure to loss of the retained residual interests. See Critical Accounting Estimates and Note 8 of the Notes to Consolidated Financial Statements.

The Company also originates mortgage loans that it sells to the secondary market. The Company typically retains the right to service the loans that are sold. As of December 31, 2003, the unpaid principal balance of mortgage loans serviced for others was $1.21 billion, compared to $1.02 billion at December 31, 2002. These loans are not recorded on the Company’s consolidated balance sheets. The Company, as of December 31, 2003 and 2002, and in accordance with SFAS No. 140, had recorded $11.2 million and $10.6 million, respectively, of capitalized mortgage servicing rights, less impairment valuation allowances of $0 and $3.4 million, respectively. See Critical Accounting Estimate and Note 7 of the Notes to Consolidated Financial Statements.

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

At December 31, 2003, a liability in the amount of $802,000, representing the fair value of the guarantee obligations associated with certain of the financial and standby letters of credit, has been recorded in accordance with FIN 45. This amount will be amortized into income over the life of the commitments. There were no such recorded guarantee obligations at the end of 2002. The notional amount of all letters of credit, including those exempted from the scope of FIN 45, was $189.8 million and $161.4 million at the end of December 31, 2003 and 2002, respectively. See Note 15 of the Notes to Consolidated Financial Statements.

The carrying value of mortgage loan commitments at December 31, 2003 and 2002 was an asset of $342,000 and $1.7 million, respectively. These amounts represent the fair value of those commitments marked-to-market in accordance with SFAS 138, “Accounting for Derivative Instruments and Hedging Activities.” The total notional amount of mortgage loan commitments was $27.4 million at December 31, 2003 and $85.1 million at December 31, 2002. See Note 11 of the Notes to Consolidated Financial Statements.

At December 31, 2003 and 2002, the Company had extended $634.9 million and $587.4 million, respectively, in loan commitments other than the mortgage loan commitments and letters of credit described above. These amounts represented the notional amount of the commitment. No asset or liability has been recorded.

The Company has a number of non-marketable equity investments that have not been consolidated in its financial statements. At both December 31, 2003 and 2002, these investments included $5.5 million in private equity fund investments that were reported under either the cost or equity method, depending on the percentage of ownership. Not included in the carrying amount were commitments to fund an additional $1.9 million and $3.2 million, for the respective year-ends, at some future date. At December 31, 2003 the Company also has recorded investments of $4.3 million, $23.0 million, and $9.0 million, respectively, in stock of the Federal Reserve Bank, FHLB and preferred stock of Freddie Mac. The amounts were $4.4 million, $21.3 million, and $9.0 million, respectively, at December 31, 2002. These investments are recorded at historical cost, with income recorded when dividends are declared. Other investments, comprised of various affordable housing tax credit projects (“AHTCP”), totaled approximately $742,000 and $918,000 at December 31, 2003 and 2002, respectively. Those investments without guaranteed yields were reported on the equity method, while those with guaranteed yields were reported using the effective yield method. With the possible exception of the AHTCPs, consolidation of these investments will not be required pursuant to FIN 46 (Revised December 2003) since the Company is not the primary beneficiary in the investments. The Company has determined that consolidation will not be required for all but one of the AHTCPs. The Company is still in the process of obtaining relevant information to determine whether consolidation of the remaining AHTCP will be necessary. This determination is required to be completed by the end of the first quarter of 2004. Consolidation of this entity, if required, will not have a material effect on the Consolidated Financial Statements. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus additional commitments.

The Company’s subsidiaries also hold assets in a fiduciary or agency capacity that are not included in the Consolidated Financial Statements because they are not assets of the Company. The total assets managed or administered by the Company at December 31, 2003 and 2002, excluding the BANK’s investment portfolio, were $4.3 billion and $4.6 billion, respectively.

Contractual Obligations

In the ordinary course of its business, the Company enters into certain contractual arrangements. These obligations include issuance of debt to fund operations, property leases and derivative transactions. During 2003, the Company entered into five operating lease arrangements in connection with the Branch Expansion. There were no residual guarantees on these leases. The Company also terminated certain operating leases during the year in connection with its Branch Expansion with no related penalties. During the first quarter of 2003, the Company incurred $1.6 million in prepayment penalties to restructure a portion of its FHLB advances. During the first quarter of 2003, the Company sold $106.0 million of Auto Loan Sales, retaining the right to service those loans and an Interest Only Strip initially valued at $9.2 million. The Company recorded a $2.5 million pre-tax gain on the Auto Loan Sale. During year, the Company entered into fair value hedges of FHLB borrowings for total notional amount of $74.0 million and fair value hedges of brokered CD’s for total notional amount of $25.0 million. Other than these transactions, there were no material changes in the Company’s contractual obligations since December 31, 2002. See Table 6 and Notes 5, 8, 10 and 11 of the Notes to Consolidated Financial Statements.

(in thousands)	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt	$184,610	$3	$51,908	$79,683	$53,016
Capital Lease Obligations	3,121	163	332	346	2,280
Operating Leases	17,437	2,413	3,853	2,802	8,369
Purchase Obligations (1)	5,630	5,630	—	—	—

Total	$210,798	$8,209	$56,093	$82,831	$63,665

(1)	Branch offices for which purchase contracts were signed during 2003, but the closing on the property takes place in 2004.

ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

AMCORE’s credit risk is centered in the loan portfolio, which on December 31, 2003 totaled $2.99 billion, or 69.5%, of earning assets. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer’s failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration.

The Company is also exposed to credit risk with respect to its $116.5 million investment in COLI. AMCORE manages this risk by diversifying its holdings among various carriers and by periodic internal credit reviews. All carriers have “Secure” ratings from A. M. Best that range from a low of “A” (Excellent) to “A++” (Superior).

Allowance for Loan Losses

The determination by management of the appropriate level of the Allowance (see Critical Accounting Estimates discussion) amounted to $42.1 million at December 31, 2003, compared to $35.2 million at December 31, 2002, an increase of $6.9 million or 19.6%. This increase includes a $3.3 million increase in specific loss estimates on certain individually reviewed loans, a $266,000 decrease for statistical loss estimates on loan groups or pools based upon historical loss experience, a $2.9 million increase for other loss estimates that are based upon the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect the borrower’s ability to repay, and current economic and industry conditions and a $1.0 million increase in unallocated loss estimates. Factors leading to the $2.9 million increase in other loss estimates were increased loan concentrations; growth in emerging markets with lending staff that are new to the Company’s lending culture and where our knowledge of the customer base and local conditions are not as strong as existing markets; increased delinquencies; deteriorating collateral values including used cars and loans that are secured by receivables, inventory and specialized equipment; and, continued effects of recent weakness in the overall economy, particularly the manufacturing segment.

Allocations of the Allowance for commercial, financial and agricultural loans increased $2.3 million in 2003. Allocations of the Allowance for real estate loans increased $1.8 million. Allocations of the Allowance for installment and consumer loans declined $265,000. Allocations for impaired loans increased $1.6 million during the year. The amount of the unallocated Allowance increased $1.5 million from one year ago to $3.0 million. A detailed analysis of the Allowance and the allocation of the Allowance by category for the past five years are shown in Table 2.

As of December 31, 2003, the Allowance as a percent of total loans and of non-accrual loans was 1.41% and 133%, respectively. These compare to the same ratios for the prior year of 1.22% and 108%. Net charge-offs as a percent of average loans increased to 0.57% for 2003 versus 0.42% in 2002. Commercial net charge-offs increased $3.3 million in 2003, compared to 2002 primarily due to weakness in the manufacturing sector. Commercial Real estate loan net charge-offs declined $413,000 year-to-year, while residential real estate loan net charge offs increased $795,000. Installment and consumer loan charge-offs increased $1.7 million, the result of the continued sluggish economy and earlier recognition and increasing loss levels on repossessed vehicles.

Non-performing Assets

Non-performing assets consist of non-accrual loans, loans 90 days past due and still accruing, other real estate owned and other foreclosed assets. Non-performing assets totaled $41.4 million as of year-end 2003, a decrease of $132,000 or 0.3% from the $41.5 million at year-end 2002. Total non-performing assets represented 0.91% and 0.92% of total assets at December 31, 2003 and December 31, 2002, respectively.

Non-performing loans which includes non-accrual loans and loans 90 days past due and still accruing declined $1.1 million or 3.1% to total $35.0 million at December 31, 2003, when compared to the prior year-end. As of December 31, 2003, non-performing loans to total loans were 1.17% compared to 1.25% at year-end 2002. Table 2 presents non-performing loans for each of the past five years.

Foreclosed real estate and other foreclosed assets increased $983,000, or 18.1%, to $6.4 million at December 31, 2003, when compared to year-end 2002. The increase is primarily attributable to the addition of three commercial properties.

Concentration of Credit Risks

As previously discussed, AMCORE strives to maintain a diverse loan and lease portfolio in an effort to minimize the effect of credit risk. Summarized below are the characteristics of classifications that exceed 10% of total loans.

Commercial, financial, and agricultural loans were $733.2 million at December 31, 2003, and comprised 24.5% of gross loans, of which 1.21% were non-performing. Net charge-offs of commercial loans represented 0.95% during 2003, and 0.45% during 2002, of the year-end balance of the category.

Construction and commercial real estate loans were $1.3 billion at December 31, 2003, comprising 44.9% of gross loans, of which 0.96% were classified as non-performing. Net charge-offs of this category of loans represent 0.07% during 2003, and 0.12% during 2002, of the year-end balance of the category.

Residential real estate loans, which includes home equity and permanent residential financing, totaled $362.3 million at December 31, 2003, and represent 12.1% of gross loans, of which 2.20% were non-performing. Net charge-offs of residential real estate loans represent 0.52% of the category total in 2002 and 0.24% of the year-end balance in 2001.

Installment and consumer loans were $554.5 million at December 31, 2003, and comprised 18.5% of gross loans, of which 0.35% were non-performing. Net charge-offs of consumer loans represented 1.22% and 0.85% of the year-end category total for 2003 and 2002, respectively. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $476.9 million at December 31, 2003. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of consumer credit.

CAPITAL MANAGEMENT

Capital Management

Total stockholders’ equity at December 31, 2003, was $375.6 million, an increase of $19.9 million or 5.6% from December 31, 2002. The decrease in stockholders’ equity was primarily due to $27.1 million in earnings for the year in excess of dividends paid net of a decrease in OCI of $12.1 million. The decrease in OCI relates to decreases in net after-tax unrealized gains on the Company’s available for sale investment portfolio and net after-tax mark-to-market adjustments on derivatives accounted for as cash flow hedges.

AMCORE paid $16.4 million of cash dividends during 2003, which represent $0.66 per share, or a dividend payout ratio of 37.7%. This compares to $0.64 per share paid in 2002, which represented a payout ratio of 36.4%. The book value per share increased $0.63 per share to $14.98 at December 31, 2003, up from $14.35 at December 31, 2002.

During 2002 and 2001 the Company reacquired shares pursuant to various Stock Repurchase Programs. During 2002, the Company repurchased 82,000 shares at an average price of $22.20. During 2001, the Company repurchased 1.8 million shares at an average price of $21.42. No shares remain to be purchased under any authorization. The Company also regularly repurchases shares to replenish treasury for shares reissued in connection with AMCORE’s stock option plans and other employee benefit plans.

AMCORE has outstanding $25.0 million of Trust Preferred securities through Trust. The Trust Preferred securities qualify as Tier 1 capital for regulatory capital purposes.

The BANK is categorized as a “well-capitalized” institution based on regulatory guidelines. AMCORE’s leverage ratio of 8.49% at December 31, 2003 exceeds the regulatory guidelines of 5% for well-capitalized institutions. AMCORE’s ratio of Tier 1 capital at 10.57% and total risk based capital at 11.76% significantly exceed the regulatory minimums (as the following table indicates), as of December 31, 2003. See Note 18 of the Notes to Consolidated Financial Statements.

(Dollars in thousands)	December 31, 2003		December 31, 2002
	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$375,330	10.57%	$343,253	9.95%
Tier 1 Capital Minimum	142,001	4.00%	137,977	4.00%

Amount in Excess of Regulatory Minimum	$233,329	6.57%	$205,276	5.95%

	Amount	Ratio	Amount	Ratio
Total Capital	$417,580	11.76%	$378,688	10.98%
Total Capital Minimum	284,003	8.00%	275,954	8.00%

Amount in Excess of Regulatory Minimum	$133,577	3.76%	$102,734	2.98%

Risk Adjusted Assets	$3,550,035		$3,449,428

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As part of its normal operations, AMCORE is subject to interest-rate risk on the interest-earning assets it invests in (primarily loans and securities) and the interest-bearing liabilities it funds with (primarily customer deposits, brokered deposits and borrowed funds), as well as its ability to manage such risk. Fluctuations in interest rates may result in changes in the fair market values of AMCORE’s financial instruments, cash flows and net interest income. Like most financial institutions, AMCORE has an exposure to changes in both short-term and long-term interest rates. In the near-term, AMCORE expects that its interest-rate risk will be greater should interest rates decline.

While AMCORE manages other risks in its normal course of operations, such as credit and liquidity risk, it considers interest-rate risk to be its most significant market risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of AMCORE’s business activities and operations. In addition, since AMCORE does not hold a trading portfolio, it is not exposed to significant market risk from trading activities. During 2003, there were no material changes in AMCORE’s primary market risk exposures. Based upon current expectations, no material changes are anticipated in the future in the types of market risks facing AMCORE.

Table 6 and Note 12 of the Notes to Consolidated Financial Statements summarize AMCORE’s market risk and interest sensitivity position as of December 31, 2003. The amounts and assumptions should not be relied upon as indicative of expected actual results since, like most financial institutions, AMCORE’s net interest income can be significantly impacted by external factors. These factors include, but are not limited to: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities re-price, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices and balance sheet growth.

AMCORE’s asset and liability management process is utilized to manage market and interest rate risk through structuring the balance sheet and off-balance sheet positions to maximize net interest income while maintaining acceptable levels of risk to changes in market interest rates. While achievement of this goal requires a balance between earnings, liquidity and interest rate risk, there are opportunities to enhance revenues through managed risk. Interest rate sensitivity analysis is performed monthly using various simulations with an asset/liability modeling system. These analyses are reviewed by the Asset and Liability Committee (ALCO), whose actions attempt to minimize any sudden or sustained negative impact that interest rate movements may have on net interest income. ALCO reviews the impact of liquidity, capital adequacy and rate sensitivity, among other things, and determines appropriate policy direction to maintain or meet established ALCO guidelines.

The Company may, from time-to-time, use derivative contracts to help manage its exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives used most often are interest rate swaps, caps, collars and floors (collectively “Interest Rate Derivatives”), mortgage loan commitments and forward contracts and are more fully described in Note 11 of the Notes to Consolidated Financial Statements. Interest Rate Derivatives are contracts with a third party (the “Counter-party”) to exchange interest payment streams based upon an assumed principal amount (the “Notional Principal Amount”). The Notional Principal Amount is not advanced from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams.

AMCORE does not have any derivatives that are held or issued for trading purposes. The only credit risk exposure AMCORE has is in relation to the counter-parties, which all have investment grade credit ratings. All counter-parties are expected to meet any outstanding interest payment obligations.

The total notional amount of swap contracts outstanding was $159.0 million and $90.0 million as of December 31, 2003 and 2002, respectively. As of December 31, 2003, swap contracts had an aggregate positive carrying and fair value of $2.6 million. There were no collars outstanding at December 31, 2003 or 2002. The total notional amount of caps outstanding was $20.0 million at December 31, 2003, with $40.0 million of outstanding caps as of the end of 2002. As of the end of 2003, the caps had an aggregate carrying and fair value of $0. See Table 6. For further discussion of derivative contracts, see Notes 11 and 12 of the Notes to Consolidated Financial Statements.

Based upon an immediate increase in interest rates of 100 basis points and no change in the slope of the yield curve, the potential decrease in net interest income for 2004 would be approximately $764,000 or –0.48% of base forecasted net interest income. This analysis assumes no growth in assets or liabilities and replacement of maturing instruments with like-kind instruments. At the end of 2002, comparable assumptions would have resulted in a potential increase in 2003 net income of $3.3 million or 2.12%. Thus, AMCORE’s earnings at risk for rising rates has increased since the end of 2002, as the Company moved from an asset sensitive position to a slightly liability sensitive position.

Conversely, an immediate decrease in interest rates of 100 basis points and no change in the slope of the yield curve would result in a potential decrease in net interest income for 2004 of $7.1 million or 4.48% of base forecasted net interest income. At the end of 2002, a similar decrease in rates would have resulted in a potential decrease in net interest income of $7.7 million or 5.01%. AMCORE’s sensitivity to declining interest rates has remained relatively stable since the end of 2002. AMCORE continues to be sensitive to compression as rates on most earning assets would be adversely affected by the full 100 basis point decline whereas many interest paying liabilities may already be paying less than one percent and thus cannot decline the full 100 basis points. Other factors include the negative convexity of the mortgage-backed products and the large volume of floating rate commercial loans.

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

TABLE 1

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	Years Ended December 31,
	2003			2002			2001
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Taxable securities	$906,085	$39,220	4.33%	$932,227	$51,557	5.53%	$879,940	$57,461	6.53%
Tax-exempt securities (1)	178,966	13,286	7.42%	234,514	17,632	7.52%	270,248	20,788	7.69%

Total Securities (2)	$1,085,051	$52,506	4.84%	$1,166,741	$69,189	5.93%	$1,150,188	$78,249	6.80%
Short-term investments	20,872	198	0.95%	15,061	229	1.52%	23,789	1,011	4.25%
Loans held for sale (3)	61,023	4,908	8.04%	51,644	4,740	9.18%	47,397	4,537	9.57%

Commercial	745,202	42,550	5.71%	728,744	46,465	6.37%	700,532	54,893	7.84%
Commercial real estate	1,191,904	67,545	5.67%	920,136	60,985	6.63%	832,205	66,266	7.96%
Residential real estate	400,653	25,048	6.25%	484,931	35,160	7.25%	583,437	48,258	8.27%
Consumer	564,449	41,248	7.31%	532,064	43,222	8.12%	402,598	36,232	9.00%

Total loans (1) (4)	$2,902,208	$176,391	6.08%	$2,665,875	$185,832	6.97%	$2,518,772	$205,649	8.16%

Total interest-earning assets	$4,069,154	$234,003	5.75%	$3,899,321	$259,990	6.67%	$3,740,146	$289,446	7.74%
Allowance for loan losses	(40,907)			(34,429)			(31,476)
Non-interest-earning assets	396,273			377,607			346,204

Total assets	$4,424,520			$4,242,499			$4,054,874

Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$1,259,175	$11,524	0.92%	$1,086,721	$17,214	1.58%	$1,021,137	$29,226	2.86%
Time deposits	1,186,328	39,799	3.35%	1,253,219	55,303	4.41%	1,257,592	72,772	5.79%

Total Bank issued interest-bearing deposits	$2,445,503	$51,323	2.10%	$2,339,940	$72,517	3.10%	$2,278,729	$101,998	4.48%
Wholesale deposits	482,526	17,701	3.67%	384,066	19,903	5.18%	305,673	20,253	6.63%
Short-term borrowings	458,168	10,578	2.31%	540,548	17,071	3.16%	448,253	21,861	4.88%
Long-term borrowings	193,862	10,459	5.40%	212,997	12,869	6.04%	288,680	17,402	6.03%

Total interest-bearing liabilities	$3,580,059	$90,061	2.52%	$3,477,551	$122,360	3.52%	$3,321,335	$161,514	4.86%
Non-interest bearing deposits	398,512			361,327			346,050
Other liabilities	80,260			74,073			74,634
Realized Stockholders’ Equity	350,128			317,074			309,107
Other Comprehensive Income	15,561			12,474			3,748

Total Liabilities & Stockholders’ Equity	$4,424,520			$4,242,499			$4,054,874

Net Interest Income (FTE)		$143,942			$137,630			$127,932

Net Interest Spread (FTE)			3.23%			3.15%			2.88%

Interest Rate Margin (FTE)			3.54%			3.53%			3.42%

	Years Ended December 31,
	2003/2002			2002/2001
	Increase (Decrease) Due to Change In		Total Net Increase (Decrease)	Increase (Decrease) Due to Change In		Total Net Increase (Decrease)
	Average Volume	Average Rate		Average Volume	Average Rate
	(in thousands)
Interest Income:
Taxable securities	$(1,410)	$(10,927)	$(12,337)	$3,268	$(9,172)	$(5,904)
Tax-exempt securities (1)	(4,127)	(219)	(4,346)	(2,696)	(460)	(3,156)

Investment securities (1) (2)	$(4,598)	$(12,085)	$(16,683)	$1,111	$(10,171)	$(9,060)
Short-term investments	70	(101)	(31)	(273)	(509)	(782)
Loans held for sale (3)	797	(629)	168	395	(192)	203

Commercial	1,033	(4,948)	(3,915)	2,141	(10,569)	(8,428)
Commercial real estate	16,261	(9,701)	6,560	6,548	(11,829)	(5,281)
Residential real estate	(5,641)	(4,471)	(10,112)	(7,567)	(5,531)	(13,098)
Consumer	2,531	(4,505)	(1,974)	10,781	(3,791)	6,990

Total loans (1) (4)	15,617	(25,058)	(9,441)	11,509	(31,326)	(19,817)

Total Interest-Earning Assets	$10,953	$(36,940)	$(25,987)	$11,917	$(41,373)	$(29,456)

Interest Expense:
Interest-bearing demand and savings	$2,417	$(8,107)	$(5,690)	$1,103	$(13,115)	$(12,012)
Time deposits	(2,823)	(12,681)	(15,504)	(252)	(17,217)	(17,469)

Total Bank issued interest-bearing deposits	3,142	(24,336)	(21,194)	2,672	(32,153)	(29,481)
Wholesale deposits	4,406	(6,608)	(2,202)	4,582	(4,932)	(350)
Short-term borrowings	(2,349)	(4,144)	(6,493)	3,916	(8,706)	(4,790)
Long-term borrowings	(1,099)	(1,311)	(2,410)	(4,573)	40	(4,533)

Total Interest-Bearing Liabilities	$3,502	$(35,801)	$(32,299)	$7,266	$(46,420)	$(39,154)

Net Interest Margin / Net Interest Income (FTE)	$7,451	$(1,139)	$6,312	$4,651	$5,047	$9,698

The above table shows the changes in interest income (tax equivalent “FTE”) and interest expense attributable to volume and rate variances.

The change in interest income (tax equivalent) due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(2)	The average balances of the securities are based on amortized historical cost.
(3)	The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
(4)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $2.9 million, $2.9 million, and $3.3 million for 2003, 2002, and 2001 respectively.

TABLE 2

ANALYSIS OF LOAN PORTFOLIO AND LOSS EXPERIENCE

	2003	2002	2001	2000	1999
	(dollars in thousands)
LOAN PORTFOLIO AT YEAR END:
Commercial, financial and agricultural	$733,167	$760,950	$705,486	$697,056	$710,302
Real estate-commercial	1,147,592	925,003	724,936	762,320	732,447
Real estate-residential	362,254	449,330	500,053	662,778	689,702
Real estate-construction	194,495	142,844	100,349	111,156	121,216
Installment and consumer	554,514	604,663	443,106	390,970	489,457
Direct lease financing	287	927	3,263	2,877	3,489

Gross loans	$2,992,309	$2,883,717	$2,477,193	$2,627,157	$2,746,613
Allowance for loan losses	(42,115)	(35,214)	(33,940)	(29,157)	(28,377)

Net Loans	$2,950,194	$2,848,503	$2,443,253	$2,598,000	$2,718,236

SUMMARY OF LOSS EXPERIENCE:
Allowance for loan losses, beginning of year	$35,214	$33,940	$29,157	$28,377	$26,403
Amounts charged-off:
Commercial, financial and agricultural	7,979	3,876	5,332	3,401	5,055
Real estate-commercial	1,189	1,424	1,612	856	65
Real estate-residential	2,403	1,249	888	807	900
Installment and consumer	7,884	6,142	4,858	4,639	4,068
Direct lease financing	124	397	163	148	221

Total Charge-offs	$19,579	$13,088	$12,853	$9,851	$10,309

Recoveries on amounts previously charged off:
Commercial, financial and agricultural	1,016	448	411	691	424
Real estate-commercial	303	125	148	98	37
Real estate-residential	531	172	54	—	11
Installment and consumer	1,114	1,026	1,190	1,188	1,258
Direct lease financing	6	17	12	12	3

Total Recoveries	$2,970	$1,788	$1,815	$1,989	$1,733

Net Charge-offs	$16,609	$11,300	$11,038	$7,862	$8,576
Provision charged to expense	24,917	12,574	16,700	9,710	10,550
Reductions due to sale of loans	1,407	—	879	1,068	—

Allowance for Loan Losses, end of year	$42,115	$35,214	$33,940	$29,157	$28,377

RISK ELEMENTS:
Non-accrual loans	$31,671	$32,535	$26,457	$22,069	$17,829
Past due 90 days or more not included above	$3,304	$3,555	$14,001	$13,136	$10,197
Troubled debt restructuring	$—	$3,327	$—	$—	$—
RATIOS:
Allowance for loan losses to year-end loans	1.41%	1.22%	1.37%	1.11%	1.03%
Allowance to non-accrual loans	132.98%	108.24%	128.28%	132.12%	159.16%
Net charge-offs to average loans	0.57%	0.42%	0.44%	0.29%	0.33%
Recoveries to charge-offs	15.17%	13.66%	14.12%	20.19%	16.81%
Non-accrual loans to loans	1.06%	1.13%	1.07%	0.84%	0.65%

The allocation of the allowance for loan and lease losses at December 31, was as follows:

	2003		2002		2001		2000		1999
	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
	(dollars in thousands)
Commercial, financial and agricultural	$17,747	24.5%	$15,470	26.4%	$16,136	28.6%	$13,065	26.6%	$7,863	26.0%
Real estate	6,643	57.0%	4,881	52.6%	4,526	53.5%	3,940	58.5%	3,581	56.2%
Installment and consumer	7,529	18.5%	7,794	21.0%	7,359	17.9%	6,322	14.9%	7,471	17.8%
Impaired loans	7,219	*	5,575	*	4,096	*	3,457	*	4,469	*
Unallocated	2,977	*	1,494	*	1,823	*	2,373	*	4,993	*

Total	$42,115	100.0%	$35,214	100.0%	$33,940	100.0%	$29,157	100.0%	$28,377	100.0%

*	Not applicable

TABLE 3

MATURITY AND INTEREST SENSITIVITY OF LOANS

	December 31, 2003
	Time Remaining to Maturity				Loans Due After One Year
	Due Within One Year	One To Five Years	After Five Years	Total	Fixed Interest Rate	Floating Interest Rate
	(in thousands)
Commercial, financial and agricultural	$341,256	$320,789	$71,122	$733,167	$188,847	$203,064
Real estate-construction	109,466	71,886	13,143	194,495	28,915	56,114

Total	$450,722	$392,675	$84,265	$927,662	$217,762	$259,178

TABLE 4

MATURITY OF SECURITIES

	December 31, 2003
	U.S. Treasury		U.S. Government Agencies		States and Political Subdivisions (1)		Corporate Obligations and Other		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities Available for Sale (2):
One year or less	$5,027	1.75%	$—	—	$9,280	4.73%	$81	0.22%	$14,388	3.65%
After one through five years	—	—	77,437	3.22%	45,382	4.73%	4,317	6.28%	127,136	3.85%
After five through ten years	—	—	1,268	2.63%	92,571	4.87%	—	—	93,839	4.84%
After ten years	—	—	408	3.82%	6,202	5.06%	51,756	7.76%	58,366	7.46%
Mortgage-backed and asset-backed securities (3)	—	—	840,217	4.06%	—	—	31,436	6.06%	871,653	4.14%

Total Securities Available for Sale	$5,027	1.75%	$919,330	3.99%	$153,435	4.83%	$87,590	7.06%	$1,165,382	4.32%

(1)	Yields were calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(2)	Yields were calculated based on amortized cost.
(3)	Mortgage-backed and asset-backed security maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties. Therefore, these securities are not included within the maturity categories above.

TABLE 5

MATURITY OF TIME DEPOSITS $100,000 OR MORE

	December 31, 2003
	Time Remaining to Maturity
	Due Within Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
	(in thousands)
Certificates of deposit	$158,341	$123,699	$139,168	$348,457	$769,665
Other time deposits	—	—	—	838	838

Total	$158,341	$123,699	$139,168	$349,295	$770,503

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

For interest rate swaps and caps, the table presents notional amounts and, if applicable, weighted-average interest rates by contractual maturity date or call date. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

At December 31, 2003:	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(dollars in thousands)
Rate Sensitive Assets:
Fixed Interest Rate Loans	$508,299	$308,117	$288,516	$157,565	$227,320	$68,012	$1,557,829	$1,667,671
Average Interest Rate	6.39%	6.60%	6.04%	6.33%	6.01%	6.27%	6.30%
Variable Interest Rate Loans	615,820	201,790	149,753	146,526	221,593	98,998	1,434,480	1,441,416
Average Interest Rate	4.78%	4.61%	4.40%	4.45%	4.16%	5.07%	4.60%
Fixed Interest Rate Securities	240,584	222,522	261,061	134,270	96,171	193,430	1,148,038	1,161,547
Average Interest Rate	4.42%	4.32%	3.84%	4.18%	4.08%	4.88%	4.29%
Variable Interest Rate Securities	2,274	337	320	314	315	275	3,835	3,835
Average Interest Rate	3.93%	3.00%	3.00%	3.00%	3.00%	3.00%	3.55%
Other Interest-Bearing Assets	1,746	—	—	—	—	—	1,746	1,746
Average Interest Rate	0.70%	—	—	—	—	—	0.70%

Rate Sensitive Liabilities:
Non-Interest-bearing checking	166,004	44,431	37,025	30,878	25,772	133,393	437,503	437,503
Average Interest Rate	—	—	—	—	—	—	—
Savings & Interest-bearing checking	889,009	113,259	94,152	72,821	48,612	204,623	1,422,476	1,422,476
Average Interest Rate	1.02%	0.81%	0.82%	0.86%	0.71%	0.66%	0.92%
Time-deposits	910,223	259,035	165,828	150,797	4,358	18,274	1,508,515	1,539,344
Average Interest Rate	2.70%	3.55%	3.10%	5.08%	2.58%	3.90%	3.14%
Fixed Interest Rate Borrowings	327,714	63,253	16,710	25,016	90,019	28,071	550,783	569,632
Average Interest Rate	2.60%	1.73%	4.25%	9.35%	5.03%	4.86%	3.37%
Variable Interest Rate Borrowings	190,890	—	—	—	—	—	190,890	190,890
Average Interest Rate	0.96%	—	—	—	—	—	0.96%

At December 31, 2003:	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(dollars in thousands)

Rate Sensitive Derivative Financial Instruments:
Pay variable/received fixed swap	$—	$—	$—	$10,000	$—	$—	$10,000	$903
Average pay rate	—	—	—	0.95%	—	—	0.95%
Average receive rate	—	—	—	5.15%	—	—	5.15%
Index: 3 mo. Libor-resets quarterly
Pay variable/received fixed swap	—	—	—	10,000	—	—	10,000	884
Average pay rate	—	—	—	0.94%	—	—	0.94%
Average receive rate	—	—	—	5.15%	—	—	5.15%
Index: 6 mo. Libor-resets semi-annually
Pay variable/received fixed swap	—	—	—	10,000	—	—	10,000	668
Average pay rate	—	—	—	1.06%	—	—	1.06%
Average receive rate	—	—	—	4.35%	—	—	4.35%
Index: 3 mo. Libor-resets quarterly
Pay variable/received fixed swap	—	—	—	10,000	—	—	10,000	562
Average pay rate	—	—	—	1.33%	—	—	1.33%
Average receive rate	—	—	—	4.40%	—	—	4.40%
Index: 3 mo. Libor-resets quarterly

Rate Sensitive Derivative Financial Instruments:
Pay variable/received fixed swap	—	—	—	—	34,000	—	34,000	(194)
Average pay rate	—	—	—	—	3.55%	—	3.55%
Average receive rate	—	—	—	—	5.14%	—	5.14%
Index: 1 mo. Libor-resets monthly
Pay variable/received fixed swap	—	—	—	—	40,000	—	40,000	(108)
Average pay rate	—	—	—	—	3.37%	—	3.37%
Average receive rate	—	—	—	—	4.99%	—	4.99%
Index: 1 mo. Libor-resets monthly
Pay variable/received fixed swap	—	—	—	—	—	10,000	10,000	19
Average pay rate	—	—	—	—	—	1.13%	1.13%
Average receive rate	—	—	—	—	—	4.60%	4.60%
Index: 3 mo. Libor-resets quarterly
Pay variable/received fixed swap	—	—	—	—	—	10,000	10,000	(61)
Average pay rate	—	—	—	—	—	1.13%	1.13%
Average receive rate	—	—	—	—	—	5.00%	5.00%
Index: 3 mo. Libor-resets quarterly
Pay variable/received fixed swap	—	—	—	—	—	10,000	10,000	(86)
Average pay rate	—	—	—	—	—	1.17%	1.17%
Average receive rate	—	—	—	—	—	5.10%	5.10%
Index: 3 mo. Libor-resets quarterly
Pay variable/received fixed swap	—	—	—	—	—	15,000	15,000	(14)
Average pay rate	—	—	—	—	—	1.15%	1.15%
Average receive rate	—	—	—	—	—	4.25%	4.25%
Index: 3 mo. Libor-resets quarterly
Interest rate cap	20,000	—	—	—	—	—	20,000	—
Average strike rate	8.00%	—	—	—	—	—	8.00%
Index: 3 mo. Libor-resets quarterly
At December 31, 2002:	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	(dollars in thousands)
Rate Sensitive Assets:
Fixed Interest Rate Loans	648,894	371,640	241,043	183,531	131,763	57,605	1,634,476	1,778,506
Average Interest Rate	6.95%	7.42%	7.09%	7.01%	6.88%	6.47%	7.06%
Variable Interest Rate Loans	545,570	155,716	139,432	104,808	164,874	138,841	1,249,241	1,267,820
Average Interest Rate	5.16%	4.96%	5.00%	4.79%	4.73%	5.12%	5.03%
Fixed Interest Rate Securities	472,469	189,686	94,207	88,780	56,355	227,336	1,128,833	1,160,084
Average Interest Rate	4.23%	4.88%	5.13%	5.04%	5.34%	4.98%	4.68%
Variable Interest Rate Securities	9,420	1,669	407	385	382	1,114	13,377	13,377
Average Interest Rate	3.96%	3.71%	3.34%	3.29%	3.27%	3.27%	3.81%
Other Interest-Bearing Assets	6,351	—	—	—	—	—	6,351	6,351
Average Interest Rate	1.20%	—	—	—	—	—	1.20%

At December 31, 2002:	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	(dollars in thousands)

Rate Sensitive Liabilities:
Non-Interest-bearing checking	$146,773	$40,090	$33,419	$27,881	$23,279	$120,704	$392,146	$392,146
Average Interest Rate	—	—	—	—	—	—	—
Savings & Interest-bearing checking	795,444	68,602	53,199	43,261	32,380	123,134	1,116,020	1,116,020
Average Interest Rate	0.89%	0.85%	0.83%	0.93%	0.81%	0.69%	0.86%
Time-deposits	1,101,880	357,416	120,544	50,660	151,476	4,520	1,786,496	1,844,559
Average Interest Rate	3.89%	4.27%	5.09%	4.69%	5.09%	1.68%	4.17%
Fixed Interest Rate Borrowings	376,282	96,843	15,682	11,710	25,316	118,100	643,933	674,812
Average Interest Rate	2.52%	5.97%	6.51%	5.27%	9.32%	4.99%	3.91%
Variable Interest Rate Borrowings	137,412	—	—	—	—	—	137,412	137,412
Average Interest Rate	0.98%	—	—	—	—	—	0.98%
Rate Sensitive Derivative Financial Instruments:
Pay variable/received fixed swap	—	—	—	—	10,000	—	10,000	1,114
Average pay rate	—	—	—	—	1.18%	—	1.18%
Average receive rate	—	—	—	—	5.15%	—	5.15%
Index: 3 mo. Libor-resets quarterly

Rate Sensitive Derivative Financial Instruments:
Pay variable/received fixed swap	—	—	—	—	10,000	—	10,000	1,073
Average pay rate	—	—	—	—	1.51%	—	1.51%
Average receive rate	—	—	—	—	5.15%	—	5.15%
Index: 3 mo. Libor-resets quarterly
Pay variable/received fixed swap	—	—	—	—	10,000	—	10,000	778
Average pay rate	—	—	—	—	1.67%	—	1.67%
Average receive rate	—	—	—	—	4.35%	—	4.35%
Index: 3 mo. Libor-resets quarterly
Pay variable/received fixed swap	—	—	—	—	10,000	—	10,000	652
Average pay rate	—	—	—	—	1.94%	—	1.94%
Average receive rate	—	—	—	—	4.40%	—	4.40%
Index: 3 mo. Libor-resets quarterly					—
Pay variable/received fixed swap	—	—	—	—	—	20,000	20,000	185
Average pay rate	—	—	—	—	—	1.78%	1.78%
Average receive rate	—	—	—	—	—	4.00%	4.00%
Index: 3 mo. Libor-resets quarterly
Pay variable/received fixed swap	—	—	—	—	—	10,000	10,000	143
Average pay rate	—	—	—	—	—	1.39%	1.39%
Average receive rate	—	—	—	—	—	4.25%	4.25%
Index: 3 mo. Libor-resets quarterly
Pay variable/received fixed swap	—	—	—	—	—	10,000	10,000	86
Average pay rate	—	—	—	—	—	1.35%	1.35%
Average receive rate	—	—	—	—	—	4.60%	4.60%
Index: 3 mo. Libor-resets quarterly
Pay variable/received fixed swap	—	—	—	—	—	10,000	10,000	33
Average pay rate	—	—	—	—	—	1.37%	1.37%
Average receive rate	—	—	—	—	—	5.00%	5.00%
Index: 3 mo. Libor-resets quarterly
Interest rate cap	20,000	—	—	—	—	—	20,000	—
Average strike rate	5.75%	—	—	—	—	—	5.75%
Index: 3 mo. Treasury-resets monthly
Interest rate cap	—	20,000	—	—	—	—	20,000	2
Average strike rate	—	8.00%	—	—	—	—	8.00%
Index: 3 mo. Libor-resets quarterly

Pursuant to Statement of Financial Accounting Standards, (SFAS) NO. 133, “Accounting for Derivative Instruments and Hedging Activities,” as modified by SFAS No. 138 and amended by SFAS No. 149, all derivatives are recognized at fair value in the Consolidated Balance Sheets. Changes in fair value for derivatives that are not hedges are recognized in the Consolidated Statement of Income (Income Statement) as they arise. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset in the Income Statement or are recorded as a component of other comprehensive income in the Consolidated Statement of Stockholders’ Equity. See Note 11 of the Notes to Consolidated Financial Statements for further information on derivative instruments.

TABLE 7

AMCORE BRANCH EXPANSION PLANS

Strategy	LBO*	Full Serv.	In-store	Branch Expansion	Total Locations
2001					64
– Sold branches					(7)
+ New branches	1	1	0	2	2
– Closed, moved to new facility	0	0	0	0	0

Cumulative total	1	1	0	2	59

2002
+ New branches	4	3	0	7	7
– Closed, moved to new facility	(1)	(1)	0	(2)	(2)

Cumulative total	4	3	0	7	64

2003
– Sold branches					(6)
– Closed in-store					(1)
+ New branches	4	7	0	11	11
– Closed, moved to new facility	(1)	(1)	(2)	(4)	(4)

Cumulative total	7	9	(2)	14	64

2004 Projected
+ New branches	3	7	0	10	10
– Closed, moved to new facility	(4)	0	(2)	(6)	(6)

Cumulative total	6	16	(4)	18	68

2005 Projected
+ New branches	2	7	0	9	9
– Closed, moved to new facility	(3)	0	0	(3)	(3)

Cumulative total	5	23	(4)	24	74

2006 Projected
+ New branches	0	1	0	1	1
– Closed, moved to new facility	(1)	0	0	(1)	(1)

Cumulative total	4	24	(4)	24	74

*	LBO is a limited branch office.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

			As of December 31,
			2003	2002
			(in thousands, except share data)
	ASSETS
	Cash and cash equivalents		$107,965	$145,224
	Interest earning deposits in banks		1,746	2,151
	Federal funds sold and other short-term investments		—	4,200
	Loans held for sale		32,351	79,893
	Securities available for sale		1,165,382	1,173,461
	Gross loans		2,992,309	2,883,717
	Allowance for loan losses		(42,115)	(35,214)

	Net Loans		$2,950,194	$2,848,503
	Company owned life insurance		116,475	108,914
	Premises and equipment, net		72,427	57,911
	Goodwill		15,575	15,645
	Foreclosed real estate		4,433	3,415
	Other assets		77,080	81,397

	Total Assets		$4,543,628	$4,520,714

	LIABILITIES
	Deposits:
	Demand deposits		$1,615,392	$1,372,446
	Savings deposits		244,587	135,720
	Other time deposits		1,508,515	1,786,496

	Total Deposits		$3,368,494	$3,294,662
	Short-term borrowings		557,063	595,513
	Long-term borrowings		184,610	185,832
	Other liabilities		57,877	89,026

	Total Liabilities		$4,168,044	$4,165,033

	STOCKHOLDERS’ EQUITY
	Preferred stock, $1 par value: authorized 10,000,000 shares; issued none		$—	$—
	Common stock, $.22 par value: authorized 45,000,000 shares;

	2003	2002
Issued	29,830,041	29,785,861
Outstanding	25,079,471	24,788,510	6,625	6,615
	Additional paid-in capital		73,862	74,326
	Retained earnings		378,305	351,247
	Deferred compensation		(353)	(523)
	Treasury stock (2003—4,750,570 shares; 2002—4,997,351 shares)		(91,812)	(97,043)
	Accumulated other comprehensive income		8,957	21,059

	Total Stockholders’ Equity		$375,584	$355,681

	Total Liabilities and Stockholders’ Equity		$4,543,628	$4,520,714

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$175,786	$185,141	$204,866
Interest on securities:
Taxable	39,220	51,557	57,461
Tax-exempt	8,636	11,461	13,512

Total Income on Securities	$47,856	$63,018	$70,973
Interest on federal funds sold and other short-term investments	161	150	448
Interest and fees on loans held for sale	4,908	4,740	4,537
Interest on deposits in banks	37	79	563

Total Interest Income	$228,748	$253,128	$281,387
INTEREST EXPENSE
Interest on deposits	$69,024	$92,420	$122,251
Interest on short-term borrowings	10,578	17,071	21,861
Interest on long-term borrowings	10,459	12,869	17,402

Total Interest Expense	$90,061	$122,360	$161,514

Net Interest Income	$138,687	$130,768	$119,873
Provision for loan losses	24,917	12,574	16,700

Net Interest Income After Provision for Loan Losses.	$113,770	$118,194	$103,173
NON-INTEREST INCOME
Trust and asset management income	$22,524	$24,707	$26,878
Service charges on deposits	18,611	17,869	14,769
Mortgage revenues	17,558	7,940	8,482
Company owned life insurance income	7,022	5,684	5,249
Gain on sale of branches	8,208	—	10,591
Gain on sale of loans	2,491	—	810
Other	11,199	11,609	10,590

Total Non-Interest Income, Excluding Net Security Gains (Losses)	$87,613	$67,809	$77,369
Net security gains (losses)	4,375	2,503	(303)

Total Non-Interest Income	$91,988	$70,312	$77,066
OPERATING EXPENSES
Compensation expense	$67,157	$60,483	$55,343
Employee benefits.	17,398	16,218	14,227
Net occupancy expense	8,772	7,854	7,551
Equipment expense	9,610	7,807	7,980
Data processing expense	5,096	6,783	6,045
Professional fees	4,583	4,262	4,113
Communication expense	4,693	4,128	3,932
Advertising and business development	5,175	4,714	4,594
Amortization of intangible assets	141	141	2,103
Other	23,523	18,625	17,747

Total Operating Expenses	$146,148	$131,015	$123,635

Income Before Income Taxes, Extraordinary Item and Accounting Change	$59,610	$57,491	$56,604
Income taxes	16,106	14,020	14,382

Net Income Before Extraordinary Item and Accounting Change	$43,504	$43,471	$42,222
Extraordinary item: Early extinguishment of debt (net of tax)	—	—	(204)
Cumulative effect of accounting change (net of tax).	—	—	225

Net Income.	$43,504	$43,471	$42,243

EARNINGS PER COMMON SHARE (EPS)
Basic EPS
Income Before Extraordinary Item and Accounting Change	$1.75	$1.76	$1.66
Extraordinary item: Early extinguishment of debt	—	—	(0.01)
Cumulative effect of accounting change	—	—	0.01

Basic net income	$1.75	$1.76	$1.66

Diluted EPS
Income Before Extraordinary Item and Accounting Change	$1.73	$1.75	$1.64
Extraordinary item: Early extinguishment of debt	—	—	(0.01)
Cumulative effect of accounting change	—	—	0.01

Diluted net income	$1.73	$1.75	$1.64

DIVIDENDS PER COMMON SHARE	$0.66	$0.64	$0.64
AVERAGE COMMON SHARES OUTSTANDING
Basic	24,896	24,701	25,490
Diluted	25,090	24,911	25,730

See accompanying notes to consolidated financial statements

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except share data)
Balance at December 31, 2000	$6,596	$74,900	$297,703	$(1,651)	$(69,385)	$334	$308,497

Comprehensive Income:
Net Income before extraordinary item & accounting change	—	—	42,222	—	—	—	42,222
Early extinguishment of debt, net of tax	—	—	(204)	—	—	—	(204)
Cumulative effect of accounting change, net of tax	—	—	368	—	—	(2,538)	(2,170)
Current period unrealized gains on hedging activities	—	—	—	—	—	890	890
Reclassification of gains on hedging activities to earnings	—	—	—	—	—	(3,370)	(3,370)
Income tax effect related to items of other comprehensive income			(143)			1,957	1,814

Net cumulative effect of SFAS No. 133 implementation and hedging activities	—	—	225	—	—	(3,061)	(2,836)

Unrealized holding gains on securities available for sale arising during the period	—	—	—	—	—	3,689	3,689
Less reclassification adjustment for net security losses included in net income	—	—	—	—	—	303	303
Income tax effect related to items of other comprehensive income	—	—	—	—	—	(1,566)	(1,566)

Net unrealized gains on securities available for sale	—	—	—	—	—	2,426	2,426

Comprehensive Income (Loss)	—	—	42,243	—	—	(635)	41,608

Cash dividends on common stock-$.64 per share	—	—	(16,331)	—	—	—	(16,331)
Purchase of 1,888,678 shares for the treasury	—	—	—	—	(40,644)	—	(40,644)
Deferred compensation expense and other	—	—	—	577	—	—	577
Reissuance of 466,357 treasury shares for incentive plans	—	(1,518)	—	(1,033)	9,832	—	7,281
Issuance of 39,394 common shares for Employee Stock Plan	9	663	—	—	—	—	672

Balance at December 31, 2001	$6,605	$74,045	$323,615	$(2,107)	$(100,197)	$(301)	$301,660

	Common Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except share data)
Comprehensive Income:
Net Income	$—	$—	$43,471	$—	$—	$—	$43,471
Current period unrealized gains on hedging activities	—	—	—	—	—	4,305	4,305
Reclassification of losses on hedging activities to earnings	—	—	—	—	—	3,951	3,951
Income tax effect related to items of other comprehensive income	—	—	—	—	—	(3,220)	(3,220)

Net effect of hedging activities	—	—	—	—	—	5,036	5,036

Unrealized holding gains on securities available for sale arising during the period	—	—	—	—	—	29,298	29,298
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(2,503)	(2,503)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	(10,471)	(10,471)

Net unrealized gains on securities available for sale	—	—	—	—	—	16,324	16,324

Comprehensive Income	—	—	43,471	—	—	21,360	64,831

Cash dividends on common stock-$.64 per share	—	—	(15,839)	—	—	—	(15,839)
Purchase of 109,448 shares for the treasury	—	—	—	—	(2,412)	—	(2,412)
Deferred compensation expense and other	—	778	—	1,592	—	—	2,370
Reissuance of 248,985 treasury shares for incentive plans	—	(1,330)	—	(8)	5,566	—	4,228
Issuance of 46,468 common shares for Employee Stock Plan	10	833	—	—	—	—	843

Balance at December 31, 2002	$6,615	$74,326	$351,247	$(523)	$(97,043)	$21,059	$355,681

Comprehensive Income:
Net Income	—	—	43,504	—	—	—	43,504
Current period unrealized gains on hedging activities	—	—	—	—	—	—	—
Reclassification of gains on hedging activities to earnings	—	—	—	—	—	(2,269)	(2,269)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	885	885

Net effect of hedging activities	—	—	—	—	—	(1,384)	(1,384)

Unrealized holding losses on securities available for sale arising during the period	—	—	—	—	—	(13,367)	(13,367)
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(4,375)	(4,375)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	7,024	7,024

Net unrealized losses on securities available for sale	—	—	—	—	—	(10,718)	(10,718)

Comprehensive Income (Loss)	—	—	43,504	—	—	(12,102)	31,402

Cash dividends on common stock-$.66 per share	—	—	(16,446)	—	—	—	(16,446)
Purchase of 257,428 shares for the treasury	—	—	—	—	(6,328)	—	(6,328)
Deferred compensation expense and other	—	176	—	336	—	—	512
Reissuance of 504,209 treasury shares for incentive plans	—	(1,473)	—	(166)	11,559	—	9,920
Issuance of 44,180 common shares for Employee Stock Plan	10	833	—	—	—	—	843

Balance at December 31, 2003	$6,625	$73,862	$378,305	$(353)	$(91,812)	$8,957	$375,584

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Cash Flows From Operating Activities
Net income	$43,504	$43,471	$42,243
Extraordinary item: Early extinguishment of debt, net of tax	—	—	(204)
Cumulative effect of accounting change, net of tax	—	—	225
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	6,649	5,921	6,400
Amortization and accretion of securities, net	11,123	6,772	3,361
Provision for loan losses	24,917	12,574	16,700
Amortization of intangible assets	141	141	2,103
Company owned life insurance income, net of death benefits	(6,506)	(5,684)	(5,249)
Gain on sale of branches	(8,208)	—	(10,591)
Net securities (gains) losses	(4,375)	(2,503)	303
Net (gain) loss on sale of loans	(2,491)	—	810
Net gain on sale of loans held for sale.	(8,263)	(11,886)	(10,256)
Originations of loans held for sale	(822,580)	(717,954)	(653,905)
Proceeds from sales of loans held for sale	860,993	751,778	588,937
Deferred income tax expense (benefit)	729	(3,929)	(3,396)
Tax benefit on exercise of stock options	1,361	998	1,208
Other, net	(2,745)	8,962	15,462

Net cash provided by (used for) operating activities	$94,249	$88,661	$(5,849)

Cash Flows From Investing Activities
Proceeds from maturities of securities available for sale	$623,012	$366,507	$336,677
Proceeds from sales of securities available for sale	111,134	61,568	285,571
Purchase of securities available for sale	(750,558)	(491,307)	(475,177)
Net decrease (increase) in federal funds sold and other short-term investments	4,200	(3,900)	35,700
Net decrease in interest earning deposits in banks	405	936	18,475
Net (increase) decrease in loans	(288,614)	(426,959)	63,544
Proceeds from the sale of loans	107,734	499	3,248
Investment in company owned life insurance	(1,055)	(3,248)	(40,000)
Premises and equipment expenditures, net	(23,813)	(14,248)	(4,748)
Proceeds from the sale of foreclosed real estate	6,140	8,325	3,782

Net cash (used for) provided by investing activities	$(211,415)	$(501,827)	$227,072

Cash Flows From Financing Activities
Net increase in demand deposits and savings accounts	$416,264	$83,484	$100,830
Net (decrease) increase in other time deposits	(218,251)	317,441	(180,752)
Net (decrease) increase in short-term borrowings	(63,489)	36,847	4,332
Proceeds from long-term borrowings	40,000	1,067	79,650
Payment of long-term borrowings	(15,806)	(515)	(51,516)
Early extinguishment of debt	—	—	(15,000)
Net payments to settle branch sales	(65,439)	—	(93,100)
Dividends paid	(16,446)	(15,839)	(16,331)
Issuance of common shares for employee stock plan	843	843	672
Reissuance of treasury shares for incentive plans	8,559	3,230	6,073
Purchase of shares for treasury	(6,328)	(2,412)	(40,644)

Net cash provided by (used for) financing activities	$79,907	$424,146	$(205,786)

Net change in cash and cash equivalents	$(37,259)	$10,980	$15,437
Cash and cash equivalents:
Beginning of year	145,224	134,244	118,807

End of year	$107,965	$145,224	$134,244

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$78,369	$87,887	$130,818
Interest paid on borrowings	21,844	31,534	42,729
Income tax payments	19,350	13,699	16,002
Non-Cash Investing and Financing
Foreclosed real estate—acquired in settlement of loans	7,702	6,467	7,055
Transfer current portion of long-term borrowings to short-term borrowings	25,039	82,950	10,750
Transfer of held to maturity securities to available for sale	—	—	10,635
Capitalized Interest	262	201	—

Balance changes resulting from branch sales are excluded from individual line items such as deposits, loans, and fixed assets.

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

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

Description of the Business

The Company is a bank holding company headquartered in Rockford, Illinois, and conducts its principal business activities at locations within northern Illinois, south central Wisconsin and Iowa. The primary business of the Company is the extension of credit and the collection of deposits with commercial and industrial, agricultural, real estate and consumer loan customers throughout northern Illinois and south central Wisconsin conducted through its banking subsidiary (BANK). The BANK also offers products and services through its mortgage-banking segment. Although the Company has a diversified loan portfolio, adverse changes in the local economy would have a direct impact on the credit risk in the portfolio.

The Company also offers a variety of financial products and services through its financial services subsidiaries. These include personal and employee benefit trust administration for individuals, estates and corporations, investment management, mutual fund administration, brokerage, and credit life and accident and health insurance in conjunction with the lending activities of the BANK.

Principles of Consolidation

The financial statements include the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market are recorded at the lower of cost or fair value in the aggregate. The BANK routinely engages in forward sales contracts on mortgage loans originated and held for sale into the secondary market in order to minimize its risk of loss between the time the loan is originated and the time it is sold. Mortgage loans subject to a forward contract are marked-to-market pursuant to Statement of Financial Accounting Standards (SFAS) No. 133. See discussion under Derivative Financial Instruments and Hedge Activities later in this note. Gains and losses on the sale of loans are included in mortgage revenues and other non-interest income.

Securities and Other Investments

Debt securities are classified into three categories: held to maturity, available for sale and trading. Securities for which the Company has the ability and the intent to hold to maturity are classified as held to maturity and are reported at amortized cost. Securities held for resale are classified as trading securities and are reported at fair value with unrealized gains and losses recorded in earnings. Securities, which are neither held to maturity nor trading, are classified as available for sale and are reported at fair value with unrealized gains and losses reported in Other Comprehensive Income (OCI). The level yield method is used for the amortization and accretion of premiums and discounts. The cost of securities sold is determined on a specific identification method. There were no held to maturity or trading securities outstanding at December 31, 2003 and 2002.

Non-marketable equity securities, which include private equity fund investments, are reported under the cost or equity method depending on percentage of ownership. Also included are investments in Federal Reserve Bank, Federal Home Loan Bank and Federal Home Loan Mortgage Company stock. Investments in affordable housing tax credit projects without guaranteed yields are reported on the equity method. Those with guaranteed yields are reported using the effective yield method. See discussion of Financial Accounting Standards Board Interpretation No. (“FIN”) 46 below. Private equity fund and affordable housing tax credit investments are reported as other assets on the Consolidated Balance Sheet.

When it is determined that securities or other investments are impaired and the impairment is other than temporary, an impairment loss is recorded in earnings and a new basis is established. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Loans and Allowance for Estimated Losses

Loans that management has the ability and intent to hold for the foreseeable future are recorded at the amount advanced to the borrower plus certain costs incurred by AMCORE to originate the loan, less certain origination fees that are collected from the borrower. The carrying amount of loans is reduced as principal payments are made. Payments made by the borrower are allocated between interest income and principal payment based upon the outstanding principal amount, the contractual rate of interest and other contractual terms. The carrying amount is further adjusted to reflect amortization of the origination costs net of origination fees. These items are amortized over the expected life of the loan using methods that approximate the level-yield method. Unearned interest on discounted installment loans has been recognized as income using methods which approximate level rates of return over the terms of the loans.

The accrual of interest income is generally discontinued (Non-Accrual Status) when management believes that collection of principal and/or interest is doubtful or when payment becomes 90 to 120 days past due, except for loans that are well secured and are in a well-defined, short-term process of collection. Payments received from the borrower after a loan is placed on Non-Accrual Status are applied to reduce the principal balance of the loan until such time that collectibility of remaining principal and interest is no longer doubtful. Unpaid interest that has previously been recorded as income is written-off when a loan is placed on Non-Accrual Status. The outstanding loan balance is written-off against the allowance for loan losses when management determines that probability of collection of principal will not occur. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Management periodically evaluates the loan portfolio in order to establish an estimated allowance for loan losses (Allowance) that are probable as of the respective reporting date. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan groups or pools that are based on historical loss experience and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions, among other things. Additions to the Allowance are charged against earnings for the period as a provision for loan losses (Provision). Actual loan losses are charged against (reduce) the Allowance when management believes that the collection of principal will not occur. Unpaid interest attributable to prior years for loans that are placed on Non-Accrual Status are also charged against the Allowance. Unpaid interest for the current year for loans that are placed on Non-Accrual Status are reversed against the interest income previously recognized. Subsequent recoveries of amounts previously charged to the Allowance, if any, are credited to (increase) the Allowance. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

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

Intangible Assets

Certain intangible assets, such as core deposit intangibles and goodwill, have arisen from the purchase of subsidiaries. Core deposit intangibles represent a valuation of acquired deposit relationships and are amortized based on the present value of the future net income or cost savings derived from the related deposits. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired.

On January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”, with respect to business combinations that were completed prior to July 1, 2001. These statements require that the Company evaluate its existing intangible assets and goodwill classifications. Goodwill and intangible assets with indefinite useful lives may no longer be amortized, but instead must be tested for impairment at least annually. The useful life and residual values of all other intangibles must also be reassessed. As of the date of adoption, the Company had unamortized goodwill in the amount of $15.6 million and unamortized identifiable intangible assets (the “Core Deposit Intangibles”) in the amount of $282,000, which were subject to the transition provisions of SFAS Nos. 141 and 142. The Company had no other intangible assets subject to these standards. Fair value exceeded carrying value for all reporting units that have allocated goodwill at both the transitional and annual evaluation dates. Thus, no transitional or annual impairment loss was recognized and no cumulative effect of a change in accounting principle was recorded.

In October 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 147, “Acquisitions of Certain Financial Institutions” (SFAS No. 147). SFAS No. 147 requires financial institutions to evaluate their accounting for past acquisitions to determine whether revisions are needed. SFAS No. 147 applies to all new and past financial-institution acquisitions, including “branch acquisitions” that qualify as acquisitions of a business, but excludes acquisitions between mutual institutions. The Company does not have any acquisitions affected by this new standard. See Note 6 of the Notes to Consolidated Financial Statements.

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

The periodic re-evaluation of fair value is based upon current estimates of the present value of remaining net servicing cash flows that incorporate numerous assumptions including the cost of servicing the loans, discount rates and prepayment rates. This re-evaluation is done by stratifying mortgage servicing rights assets into pools based upon one or more predominant risk characteristics of the underlying loans that are being serviced. Risk characteristics include loan type and interest rate. Valuation allowances required for one pool cannot be offset by the amount that the fair value of another pool exceeds its carrying amount. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

Loan Securitization and Sales of Receivables

When the Company sells receivables in securitizations of automobile loans, the net carrying amount of the loans is removed from the balance sheet, and certain retained residual interests are recorded. The retained interests include rights to service the loans that are sold (the “Servicing Rights”) and an interest in residual cash flows (the “Interest Only Strip”). The Interest Only Strip includes the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the “Excess Spread”) plus an interest in sales proceeds that are not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the “Credit Enhancement” or “Overcollateralization”). The carrying value of the loans removed from the balance sheet include the unpaid principal balance of the loans, net of an allocable portion of the Allowance for Loan Losses, minus the portion of the carrying value of the loans that are allocated to the retained residual interests. These allocations are based upon the relative fair values of the retained residual interests and the loans sold. Because they are retained assets, the amount allocated and recorded for the residual interests have a favorable impact on the amount of gain or loss that is recognized on the sale of the loans.

Since the projected income from the Servicing Rights approximates what is considered “adequate compensation” for servicing the loans, no asset or liability is recorded for Servicing Rights. Income from servicing is recognized as earned pursuant to the terms of the servicing agreement and to the extent cash collections from the borrowers exceed payments to the investors and agent. Cash collections in excess of the Servicing Rights income that is earned is next applied to the Interest Only Strip. The value allocated to the Interest Only Strip is reduced and interest income is recorded assuming a constant yield based upon the discount rate used to estimate its fair value. At the end of the estimated life of the securitization, the carrying value of the Interest Only Strip that is attributable to the Excess Spread will be fully amortized. At that time, the carrying value of the Interest Only Strip that is attributable to the Overcollateralization will have accreted to the amount of the sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans less credit losses and excess Overcollateralization previously refunded by the securitization trust because it exceeded contractual requirements. At that time cash is expected to be released by the securitization trust in an amount that equals the accreted value of the Overcollateralization.

Because the Company’s retained residual interests are subordinated to the interests of securitization investors and the trust agent, there is risk that the carrying value of the Interest Only Strip will not be fully recovered, resulting in a loss charged to earnings. These include risk the asset will have a shorter life than originally estimated (prepayment risk), that actual credit losses may exceed expected credit losses (credit risk) and that interest paid to the securitization trust and investors will be greater than projected (interest rate risk). The Company’s risk of loss is limited to its interest in the Interest Only Strip. Neither the investors nor the securitization trust have any other recourse to the Company, thus, a loss in excess of the accreted value of the Interest Only Strip is not possible.

Each reporting period, the fair values of the Interest Only Strips are re-evaluated based upon current estimates and assumptions of the net present value of residual future cash flows net of remaining expected credit losses and anticipated refunds of Overcollateralization. Changes in fair value are generally recorded net of tax as a component of OCI. If this re-evaluation results in fair values that are less than the amortized carrying value of the Interest Only Strip, and if the decline is considered other than temporary, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets”, the decline is charged against earnings for the current period. Finally, each reporting period, new Interest Only Strip amortization schedules are developed based upon current estimates, assumptions, adjusted carrying values and revised constant yields. See Note 8 of the Notes to Consolidated Financial Statements for additional information.

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

Trust and Managed Assets

Assets that are held by subsidiaries in a fiduciary or agency capacity are not included in the consolidated financial statements as they are not assets of the Company. The total assets either administered or managed by the Company at December 31, 2003 and 2002 were $4.3 billion and $4.6 billion, respectively.

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

Historically, most of the Interest Rate Derivatives have been accounted for off-balance sheet since the Notional Principal Amount is never advanced from the Counter-party and, with the exception of the interest rate floor contracts, since they qualified as Hedges under previous accounting standards. Upon the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as modified by SFAS No. 138, effective beginning January 1, 2001, and amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, effective beginning June 30, 2003, all derivatives must be recognized at fair value on the Company’s Balance Sheet. In the event a derivative does not qualify for Hedge accounting treatment pursuant to SFAS No. 133, changes in the fair value of the derivative are included in other income or expense as they occur. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset in the Income Statement or recorded as a component of OCI in the Consolidated Statement of Stockholders’ Equity. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the Income Statement. To the extent that fair value hedges are highly effective, changes in the fair value of the derivatives will largely be offset by changes in the fair values of the hedged items. If the derivative is designated as a cash flow hedge, changes in the fair value due to the passage of time (Time Value) are excluded from the assessment of hedge effectiveness and therefore flow through the Income Statement for each period. The effective portion of the remaining changes in the fair value of the derivative (Intrinsic Value) are recorded in OCI and are subsequently recognized in the Income Statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the Income Statement. Hedge ineffectiveness is caused when the change in expected future cash flows or fair value of a hedged item does not exactly offset the change in the future expected cash flows or fair value of the derivative instrument, and is generally due to differences in the interest rate indices or interest rate reset dates. All derivatives, with the exception of the deposit product tied to the S&P 500 Index, qualify and have been designated as hedges pursuant to SFAS No. 133.

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

Stock-Based Employee Compensation Plans

The Company has stock-based employee compensation plans, which are described more fully in Note 13 of the Notes to Consolidated Financial Statements. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to

Employees”, and related Interpretations, according to the intrinsic value method for all periods presented. No stock-based employee compensation cost is reflected in net income because all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the options have no intrinsic value at the date of grant. Had compensation cost for these grants been determined based on the grant date fair values of awards (the method described in SFAS No. 123, “Accounting for Stock-Based Compensation”), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

	Years Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Net Income:
As reported	$43,504	$43,471	$42,243
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(2,355)	(2,673)	(781)

Pro forma	$41,149	$40,798	$41,462

Basic earnings per share:
As reported	$1.75	$1.76	$1.66
Pro forma	1.65	1.65	1.63
Diluted earnings per share:
As reported	$1.73	$1.75	$1.64
Pro forma	1.64	1.64	1.61

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2003, 2002 and 2001, respectively: dividend rates of 2.51%, 2.95%, and 2.86%, price volatility of 30.43%, 40.53% and 33.86%; risk-free interest rates of 3.12%, 5.28% and 5.24%; and expected lives of 5.5, 5.5 and 6.1 years. The average fair value of each option granted during 2003 was $5.94.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets to be held and used and for long-lived assets to be disposed of and supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 144 provides guidance for recognition and measurement of an impairment loss and how and when to test for impairment. The Company does not have any impaired long-lived assets at this time.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). Under previous accounting guidance, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS No. 146 redefines the recognition and related measurement of a liability and the timing of the reporting of expenses related to exit, disposal or restructuring activities initiated after December 31, 2002. Commitment to a plan to exit an activity, dispose of long-lived assets or restructure is no longer the determining factor of when to record a liability for the anticipated costs. Instead, companies will record exit, disposal or restructuring costs when they are incurred (obligated) and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. Under SFAS No. 146, some of these costs might qualify for immediate recognition, others might be recognized over one or more quarters, and still others might not be recorded until incurred in some much later period. The Company incurred some exit and disposal costs during 2003 related to the elimination of some retail positions and the termination of certain leases. The future impact to the Company will be determined by any future activities in these areas.

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

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 expands the information required to be disclosed by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. In addition, Financial Interpretation 34, “Disclosure of Indirect Guarantees of Others,” is rescinded, though the guidance contained therein has been carried forward into FIN 45 without modification. The initial recognition and initial measurement requirements of the FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a material effect on the Company’s Consolidated Financial Statements. See Note 15 of the Notes to the Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS No. 148). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this SFAS No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 13 of the Notes to the Consolidated Financial Statements.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”, which was subsequently replaced by a revised FIN 46 in December 2003. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and applies to certain variable interest entities (“VIEs”) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for the first reporting period ending after December 15, 2003 or March 15, 2004, depending upon the nature of the VIE. The Company has no VIEs subject to the earlier effective date, and thus will adopt FIN 46 for the reporting period ending March 31, 2004. The Company invests in various affordable housing tax credit projects (“AHTCPs”), but only one is potentially subject to FIN 46. The Company is still in the process of obtaining relevant information to determine whether consolidation of the AHTCP will be necessary. Consolidation, if required, is not expected to have a material effect on the Company’s Consolidated Financial Statements. Upon adoption of FIN 46, the Company will be required to de-consolidate its investment in AMCORE Capital Trust I (“Trust”) a statutory business trust. See Note 10 of the Notes to the Consolidated Financial Statements. The Company expects that the de-consolidation of the Trust, including the impact on the Debt Extinguishment, will not have a material effect on the Company’s Consolidated Financial Statements. The Company has $25.0 million of capital securities (“Trust Preferred”) outstanding through the Trust that presently qualifies as Tier 1 Capital for regulatory capital purposes. The classification of the Trust Preferred as Tier 1 Capital may be impacted by the potential de-consolidation of the Trust. Any such disqualification is not expected to have a material impact on the Company’s capital adequacy. The Company does not have any other investments affected by the Interpretation.

In April 2003, the FASB issued SFAS No. 149 to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. In addition, SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions) and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150). SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity’s other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares be classified as liabilities. SFAS No. 150 amends SFAS No. 128, “Earnings Per Share”, and SFAS No. 133, and nullifies (or partially nullifies) various EITF consensuses. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB issued Staff Position (“FSP”) No. 150-3 which deferred the application of several provisions of SFAS No. 150. The adoption of SFAS No. 150 and FSP No. 150-3 did not, and are not expected to, have a material effect on the Company’s Consolidated Financial Statements.

In November 2003, the FASB ratified a consensus reached by the Emerging Issues Task Force in EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which is effective for fiscal years ending after December 15, 2003. The consensus requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. These disclosures are contained in Note 3 of the Notes to Consolidated Financial Statements.

Reclassifications

Certain prior year amounts may be reclassified to conform to the current year presentation.

NOTE 2 – MERGERS, ACQUISITIONS AND DIVESTITURES

Completed Divestitures:

During 2003, the Company sold six Wisconsin branches in Clinton, Darien, Montello, Kingston, Dalton and Westfield, resulting in $8.2 million pre-tax or $4.9 million in after-tax gains, net of associated costs. For the six branches sold, $47.8 million in loans, $124.6 in deposits and $2.1 million in premises and equipment were transferred to the respective buyers. The net cash paid by the Company to settle the divestitures was $65.4 million.

During 2001, the Company sold seven Illinois branches in Aledo, Gridley, Mount Morris, Ashton, Rochelle, Wyanet and Sheffield. For the seven branches sold, $65.1 million in loans, $170.8 million in deposits and $1.4 million in premises and equipment were transferred to the respective buyers resulting in $10.6 million in pre-tax or $6.3 million in after-tax gains, net of associated costs. The net cash paid by the Company to settle the divestitures was $93.1 million.

NOTE 3 – SECURITIES

Summary information for investment securities, categorized by security type, was as follows :

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
At December 31, 2003
Securities Available for Sale:
U.S. Treasury	$5,000	$27	$—	$5,027
U.S. Government agencies	78,582	532	(1)	79,113
Agency mortgage-backed securities	835,986	9,400	(5,169)	840,217
State and political subdivisions	144,580	8,855	—	153,435
Corporate obligations and other	87,725	854	(989)	87,590

Total Securities Available for Sale	$1,151,873	$19,668	$(6,159)	$1,165,382

At December 31, 2002
Securities Available for Sale:
U.S. Treasury	$5,002	$15	$—	$5,017
U.S. Government agencies	3,841	17	(4)	3,854
Agency mortgage-backed securities	730,969	21,801	(421)	752,349
State and political subdivisions	215,109	11,129	(4)	226,234
Corporate obligations and other	187,289	2,304	(3,586)	186,007

Total Securities Available for Sale	$1,142,210	$35,266	$(4,015)	$1,173,461

At December 31, 2001
Securities Available for Sale:
U.S. Treasury	$18,984	$243	$—	$19,227
U.S. Government agencies	17,324	112	(9)	17,427
Agency mortgage-backed securities	710,485	3,528	(4,725)	709,288
State and political subdivisions	256,886	6,004	(1,452)	261,438
Corporate obligations and other	79,567	807	(52)	80,322

Total Securities Available for Sale	$1,083,246	$10,694	$(6,238)	$1,087,702

Summary of unrealized loss information for investment securities, categorized by security type, at December 31, 2003 was as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses
Description of Securities
Securities Available for Sale:
U.S. Treasury	—	—	—	—	—	—
U.S. Government agencies	—	—	281	(1)	281	(1)
Agency mortgage-backed securities	384,313	(5,169)	—	—	384,313	(5,169)
State and political subdivisions	—	—	—	—	—	—
Corporate obligations and other	12,676	(34)	10,058	(955)	22,734	(989)

Total Securities Available for Sale	$396,989	$(5,203)	$10,339	$(956)	$407,328	$(6,159)

(1)	Of the $956,000 total unrealized losses twelve months or longer, $952,000 related to a single asset-backed bond collateralized by fixed rate manufactured housing contracts and installment loan agreements. At December 31, 2003, the S&P quality rating for this bond was an ‘A’ and the security was sufficiently collateralized such that credit loss is considered remote. The security has an average life of seven years and the Company has the ability to hold the security until all principal paydowns have been received. In the event of prepayment, it is expected that the Company would recover substantially all of its recorded investment.

The amortized cost and fair value of securities available for sale as of December 31, 2003, by contractual maturity are shown below. Mortgage-backed security maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$14,178	$14,388
Due after one year through five years	124,380	127,136
Due after five years through ten years	87,668	93,839
Due after ten years	57,494	58,366
Mortgage-backed securities (agency and corporate)	868,153	871,653

Total Securities	$1,151,873	$1,165,382

At December 31, 2003, 2002, and 2001, securities with a fair value of approximately $846.5 million, $908.7 million, and $846.0 million, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes required by law.

Realized gross gains resulting from the sale of securities available for sale were $4.7 million, $2.6 million, $2.5 million for 2003, 2002 and 2001, respectively. Realized gross losses were $358,000, $90,000, and $2.8 million for 2003, 2002 and 2001, respectively. An impairment loss of $1.8 million was recorded during the second quarter of 2001 related to specific securities for which a decision to sell had been made. All of these securities were disposed of prior to year end 2001 and were included in the gross losses of $2.8 million.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at December 31, 2003 and 2002 was as follows:

	2003	2002
	(in thousands)
Commercial, financial and agricultural	$733,167	$760,950
Real estate-commercial	1,147,592	925,003
Real estate-residential	362,254	449,330
Real estate-construction	194,495	142,844
Installment and consumer	554,514	604,663
Direct lease financing	287	927

Gross loans	$2,992,309	$2,883,717
Allowance for loan losses	(42,115)	(35,214)

Net Loans	$2,950,194	$2,848,503

Non-performing loan information as of and for the years ended December 31, was as follows:
	2003	2002
	(in thousands)
Impaired Loans:
Non-accrual:
Commercial	$3,154	$8,760
Real estate	15,676	5,096
Other Non-performing:
Non-accrual loans (1)	12,841	18,679

Total Non-performing Loans	$31,671	$32,535

Loans 90 days or more past due and still accruing	$3,304	$3,555

Troubled debt restructurings	$—	$3,327

(1)	These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

	2003	2002
	(in thousands)
Impaired loans without an allowance allocation	$142	$—
Impaired loans with an allowance allocation	18,688	13,856
Allowance provided for impaired loans	7,219	5,575
Average recorded investment in impaired loans	19,586	15,316
Interest income recognized from impaired loans	329	550

An analysis of the allowance for loan losses for the years ended December 31, follows:

	2003	2002	2001
	(in thousands)
Balance at beginning of year	$35,214	$33,940	$29,157
Provision charged to expense	24,917	12,574	16,700
Loans charged off	(19,579)	(13,088)	(12,853)
Recoveries on loans previously charged off	2,970	1,788	1,815
Reductions due to sale of loans	(1,407)	—	(879)

Balance at end of year	$42,115	$35,214	$33,940

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

Related party loan transactions during 2003 and 2002 were as follows:

	2003	2002
	(in thousands)
Balance at beginning of year	$16,151	$14,543
New loans	3,676	12,441
Repayments	(6,916)	(10,833)

Balance at end of year	$12,911	$16,151

NOTE 5 – PREMISES, EQUIPMENT AND LEASE COMMITMENTS

A summary of premises and equipment at December 31, 2003 and 2002 follows:

	2003	2002
	(in thousands)
Land	$15,720	$10,361
Buildings and improvements	62,076	58,488
Furniture and equipment	58,658	57,603
Leasehold improvements	5,188	5,882
Construction in progress	5,341	7,560

Total premises and equipment	$146,983	$139,894
Accumulated depreciation and amortization	(74,556)	(81,983)

Premises and Equipment, net	$72,427	$57,911

Certain branch offices and equipment are leased under noncancellable operating leases. There were 27 leases in effect on branch locations and other properties at December 31, 2003. Of these, one branch lease is classified as a capital lease. All leases expire at various dates through the year 2035. However, in the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties since most of the Company’s leases contain renewal options for multi-year periods at fixed rentals or calculable rentals. Some leases contain escalation clauses calling for rentals to be adjusted for increased operating expenses or proportionately adjusted for increases in the consumer or other price indices. The following summary reflects the future minimum lease payments required under operating and capital leases that, as of December 31, 2003, have remaining noncancellable lease terms in excess of one year.

Years ending December 31,	Operating Leases	Capital Leases
	(in thousands)
2004	$2,413	$163
2005	2,071	163
2006	1,782	169
2007	1,486	173
2008	1,316	173
Thereafter	8,369	2,280

Total minimum lease payments	$17,437	$3,121

Less: Amount representing interest		(2,056)

Present value of net minimum lease payments		$1,065

	2003	2002	2001
	(in thousands)
Rental expense charged to net occupancy expense	$1,373	$987	$783

The following is an analysis of the leased property under capital leases:

	Asset balances at December 31,
	2003	2002
	(in thousands)
Branch facilities – buildings and improvements	$1,070	$1,070
Less: Accumulated amortization	(143)	(89)

	$927	$981

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”, with respect to business combinations that were completed prior to July 1, 2001. These statements required that the Company evaluate its existing intangible assets and goodwill classifications. Goodwill and intangible assets with indefinite useful lives may no longer be amortized, but instead must be tested for impairment at least annually. The useful life and residual values of all other intangibles were also reassessed. As of the date of adoption, the Company had unamortized goodwill in the amount of $15.6 million and unamortized identifiable intangible assets (Core Deposit Intangibles) in the amount of $282,000, which were subject to the transition provisions of SFAS Nos. 141 and 142.

The Company’s intangible asset values by segment at December 31, 2003 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Amortized Intangible Assets
Core Deposits – Retail Banking	$683	$683	$—
– Commercial Banking	293	293	—

Total Amortized Intangible Assets	$976	$976	$—

Unamortized Intangible Assets
Goodwill – Retail Banking			$3,572
– Commercial Banking			2,381
– Trust and Asset Management			9,622

Total Unamortized Intangible Assets			$15,575

Total Intangibles (net)			$15,575

The current and estimated amortization expense by segment is as follows:

	Retail Banking	Commercial Banking	Total
	(in thousands)
Aggregate Amortization Expense
For Year Ended 12/31/03	$99	$42	$141

The core deposit intangibles are fully amortized as of December 31, 2003.

Changes in the carrying amount of goodwill for the year ended December 31, 2003 were related to the sale of six bank branches in the first quarter of 2003. The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows:

	Retail Banking	Commercial Banking	Trust and Asset Management	Total
	(in thousands)
Balance as of January 1, 2003	$3,614	$2,409	$9,622	$15,645
Goodwill related to branches sold	42	28	—	70

Balance as of December 31, 2003	$3,572	$2,381	$9,622	$15,575

Fair value exceeded carrying value for all reporting units that have allocated goodwill at both the transitional and annual evaluation dates. Thus, no transitional or annual impairment loss was recognized and no cumulative effect of a change in accounting principle was recorded.

SFAS No. 142 requires disclosure of what reported income before extraordinary items and net income would have been in all periods presented exclusive of amortization expense recognized in those periods related to goodwill, intangible assets that will no longer be amortized, any deferred credit related to an excess over cost, equity method goodwill, and changes in amortization periods for intangible assets that will continue to be amortized. The table below reconciles net income as reported to how the prior period would have been reported had SFAS No. 142 been in effect.

	For the Twelve Months Ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Net income as reported	$43,504	$43,471	$42,243
Add back: Goodwill amortization	N/A	N/A	2,007
Adjust: Core Deposit amortization (change in useful life)	N/A	N/A	(48)

Adjusted net income	$43,504	$43,471	$44,202

Basic earnings per share as reported	$1.75	$1.76	$1.66
Add back: Goodwill amortization	N/A	N/A	0.07
Adjust: Core Deposit amortization (change in useful life)	N/A	N/A	—

Adjusted basic earnings per share	$1.75	$1.76	$1.73

Diluted earnings per share as reported	$1.73	$1.75	$1.64
Add back: Goodwill amortization	N/A	N/A	0.08
Adjust: Core Deposit amortization (change in useful life)	N/A	N/A	—

Adjusted diluted earnings per share	$1.73	$1.75	$1.72

See Note 7 of the Notes to Consolidated Financial Statements for information regarding the Company’s Originated Mortgage Servicing Right asset.

NOTE 7 – MORTGAGE SERVICING RIGHTS

The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheets, was $1.21 billion and $1.02 billion at December 31, 2003 and 2002, respectively. Of this amount, the Company has recorded originated capitalized mortgage servicing rights on mortgage loans serviced balances of $1.18 billion and $1.00 billion at December 31, 2003 and 2002, respectively. The remaining balance of originated loans sold and serviced for others also have servicing rights associated with them; however, these servicing rights arose prior to the adoption of SFAS No. 122, as amended by SFAS Nos. 125 and 140, and accordingly, have not been capitalized.

The carrying value and fair value of capitalized mortgage servicing rights consisted of the following as of December 31, 2003 and 2002.

	2003	2002
	(in thousands)
Unamortized cost of mortgage servicing rights	$11,244	$10,645
Valuation allowance	—	(3,361)

Carrying value of mortgage servicing rights	$11,244	$7,284

Fair value of mortgage servicing rights	$11,674	$6,770

The following is a disclosure of the key assumptions used in estimating the fair value of originated capitalized mortgage servicing rights.

Estimated fair market value of servicing is the present value of the expected future cash flows over the projected life of the loan. Assumptions used in the present value calculation are based on actual performance of the underlying servicing along with general market consensus. The expected cash flow is the net amount of all mortgage servicing income and expense items. The expected cash flow is discounted at an interest rate appropriate for the associated risk given current market conditions. Significant assumptions as of December 31, 2003 and 2002 include:

	2003	2002
Prepayment Speed (5 year average)	19.25%	33.21%
Discount Rate	8.75%	9.00%
Average Servicing Cost per Loan	$43.00	$43.00
Escrow Float Rate	4.00%	4.00%

The following is an analysis of the mortgage servicing rights activity and the related valuation allowance for 2003 and 2002. For the purpose of measuring impairment, loans are stratified and evaluated based on loan type and investor as determined by materiality and reasonableness.

	2003	2002
	(in thousands)
Unamortized Cost of Mortgage Servicing Rights
Balance at beginning of year	$10,645	$9,569
Additions of mortgage servicing rights	7,253	6,141
Amortization	(6,654)	(5,065)

Balance at end of year	$11,244	$10,645

Valuation Allowance
Balance at beginning of year	$3,361	$780
Impairment valuation (recorded to income) charged to expense	(3,361)	2,581

Balance at end of year	$—	$3,361

The estimated mortgage servicing rights amortization expense, which is part of the Mortgage Banking Segment, is as follows:

Years ending December 31,
(in thousands)
2004	$3,373
2005	1,968
2006	1,476
2007	885
2008	708
Thereafter	2,834

Total	$11,244

The weighted-average amortization period for mortgage servicing rights retained during the fourth quarter of 2003 was 10.8 years.

NOTE 8 – SALE OF RECEIVABLES

During 2003, the Company sold $106.0 million of indirect automobile loans, reporting a pre-tax gain of $2.5 million ($1.5 million after-tax). There were no sales during the comparable period in 2002. Upon sale, the net carrying amount of the loans is removed from the consolidated balance sheet in exchange for cash and certain retained interests. The retained interests included rights to service the loans that were sold (the “Servicing Rights”) and an interest in residual cash flows (the “Interest-Only Strip”). The Interest-Only Strip includes the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the “Excess Spread”) plus an interest in sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the “Credit Enhancement” or “Overcollateralization”). These retained interests were allocated a carrying value of $9.2 million at the time of the sale.

The Company receives monthly servicing fees equal to 0.75 percent per annum of the outstanding beginning principal balance of the loans serviced for the month and rights to future cash flows arising after the investors in the securitization trust have received the returns for which they have contracted. The investors and the securitization trust have no other recourse to the Company’s other assets for failure of debtors to pay when due. The Company’s retained interests are subordinate to investor's interests. The value of the Interest-Only Strip is subject to prepayment risk and interest rate risk on the Excess Spread and credit risk on the transferred automobile loans on the Overcollateralization.

Key economic assumptions used in measuring the retained interests at the date of the securitization and as of December 31, 2003 including the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

	Loans Sold During 2003	As of December 31, 2003
		Actual	10% Adverse Change	20% Adverse Change
	(in thousands)
Prepayment speed assumptions
Prepayment speed	1.7%	2.5%	2.8%	3.0%
Weighted average life (in months)	19.5	13.3	12.7	12.2
Fair value of retained interests	$9,418	$12,738	$12,737	$12,748
Change in fair value	$—	$—	$(1)	$10
Expected credit loss assumptions
Expected credit losses (loss to liquidation)	1.9%	1.9%	2.1%	2.3%
Fair value of retained interests	$9,418	$12,738	$12,643	$12,552
Change in fair value	$—	$—	$(95)	$(186)
Residual cash flow discount rate assumptions
Residual cash flow discount rate (annual)	20%	17.5%	19.2%	20.9%
Fair value of retained interests	$9,418	$12,738	$12,600	$12,467
Change in fair value	$—	$—	$(138)	$(271)

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

Total cash flows attributable to the indirect automobile loan securitization transactions was an inflow of $6.4 million and $2.1 million for 2003 and 2002, respectively. The following table summarizes the various cash flows received from and paid to the securitization trust:

	Proceeds From Securitizations	Servicing Fees Collected	Other Cash Flows	Fees Paid
	(in thousands)
Cash flows received from trust in 2003	$98,483	$718	$5,695	$—
Cash flows received from trust in 2002	$—	$472	$1,659	$—

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

	Total Principal Amount of Loans		Principal Amount of Delinquent Loans		Net Credit Losses Year-to-Date
	As of December 31
	2003	2002	2003	2002	2003	2002
	(in thousands)
Held in portfolio	$477,004	$505,963	$8,108	$6,312	$5,151	$3,239
Securitized	93,093	41,864	2,010	1,373	1,283	990

Total	$570,097	$547,827	$10,118	$7,685	$6,434	$4,229

Actual and projected static pool credit losses, as a percentage of indirect automobile loans securitized are 1.33%, 1.57% and 1.85% as of the years ended December 31, 2003, 2004, and 2005, respectively. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amounts shown here for each year are a weighted average for all indirect automobile loan securitizations.

NOTE 9 – SHORT TERM BORROWINGS

At December 31, 2003, 2002 and 2001 short-term borrowings consisted of:

	2003	2002	2001
	(in thousands)
Securities sold under agreements to repurchase	$435,029	$416,760	$388,533
Federal Home Loan Bank borrowings	25,042	83,022	10,821
Federal funds purchased	74,950	55,323	33,075
Commercial paper borrowings	10,042	28,408	31,287
U.S. Treasury tax and loan note accounts	12,000	12,000	12,000

Total Short-Term Borrowings	$557,063	$595,513	$475,716

Additional details on securities sold under agreements to repurchase are as follows:

Average balance during the year	$378,099	$412,368	$372,863
Maximum month-end balance during the year	435,029	434,675	403,335
Weighted average rate during the year	2.22%	2.64%	4.54%
Weighted average rate at December 31	1.96%	2.26%	2.83%

The Company has a commercial paper agreement with an unrelated financial institution (Agent) that provides for the Company to issue non-rated short-term unsecured debt obligations at negotiated rates and terms, not to exceed $50.0 million. In the event the Agent is unable to place the Company’s commercial paper on a particular day, the proceeds are provided by overnight borrowings on a line of credit with the same financial institution. This agreement may be terminated at any time by written notice of either the Agent or the Company. As of December 31, 2003, $40.0 million was available.

NOTE 10 – LONG-TERM BORROWINGS

Long-term borrowings consisted of the following at December 31, 2003 and 2002:

	2003	2002
	(in thousands)
Federal Home Loan Bank borrowings	$158,545	$159,765
Capital Trust preferred securities	25,000	25,000
Capitalized Lease Obligation	1,065	1,067

Total Long-Term Borrowings	$184,610	$185,832

The Company periodically borrows additional funds from the Federal Home Loan Bank (FHLB) in connection with the purchase of mortgage-backed securities and the financing of 1-4 family real estate loans. Certain FHLB borrowings have prepayment penalties and call features associated with them. The average maturity of these borrowings at December 31, 2003 is 3.9 years, with a weighted average borrowing rate of 4.16%. The Company reclassifies FHLB borrowings to short term borrowings when the remaining maturity becomes less than one year.

Reductions of FHLB borrowings with call features, assuming they are called at the earliest call date, total $77.0 million in 2004.

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

Other long-term borrowings includes a capital lease with a net carrying value of $1.1 million on a branch facility leased by the Company. The Company is amortizing the capitalized lease obligation and depreciating the facility over the remaining non-cancelable term of the original lease, which expires or renews in 2021.

Scheduled reductions of long-term borrowings are as follows:

Total
(in thousands)
2004	$3
2005	35,187
2006	16,721
2007	28
2008	79,655
Thereafter	53,016

Total	$184,610

During 2003, the Company extinguished $15.8 million of above-market interest rate FHLB debt early and replaced the debt with lower cost funding. A prepayment penalty of $1.6 million on the early extinguishment is recorded in other operating expenses in the Consolidated Statements of Income for the year ended December 31, 2003.

NOTE 11 – DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. This Statement, as amended by SFAS No. 138 and SFAS No. 149, outlines accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.

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

All derivatives are recognized at fair value in the Consolidated Balance Sheets. Changes in fair value for derivatives that are not Hedges are recognized in the Consolidated Statement of Income (“Income Statement”) as they arise. If the derivative is a Hedge, depending on the nature of the Hedge, changes in the fair value of the derivative are either offset in the Income Statement or recorded as a component of other comprehensive income (“OCI”) in the Consolidated Statement of Stockholders’ Equity. If the derivative is designated as a fair value Hedge, the changes in the fair value of the derivative and of the Hedged Item attributable to the Hedged risk are recognized in the Income Statement. To the extent that fair value Hedges are highly effective, changes in the fair value of the derivatives will largely be offset by changes in the fair values of the Hedged Items. If the derivative is designated as a cash flow Hedge, changes in the fair value of the derivative due to the passage of time (“Time Value”) are excluded from the assessment of Hedge effectiveness and therefore flow through the Income Statement for each period. The effective portion of the remaining changes in the fair value of the derivative (“Intrinsic Value”) are recorded in OCI and are subsequently recognized in the Income Statement when the Hedged Item affects earnings. Ineffective portions of changes in the fair value of cash flow Hedges are recognized in the Income Statement. Hedge ineffectiveness is caused when the change in expected future cash flows or fair value of a Hedged Item does not exactly offset the change in the future expected cash flows or fair value of the derivative instrument, and is generally due to differences in the interest rate indices or interest rate reset dates. All derivatives, with the exception of the deposit product tied to the S&P 500 Index and $162,000 in swaps left unhedged due to the call of the Hedged Items, qualify and have been designated as Hedges.

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

The method that the Company uses to assess whether or not a Hedge is expected to be highly effective in achieving offsetting changes in cash flows or fair values of the risk that is being hedged (Prospective Considerations) and the method that it uses to determine that the Hedge has been highly effective in achieving those offsets (Retrospective Evaluations) are defined and documented at the inception of each Hedge. Hedges that are similar in nature are assessed in a similar manner.

Many of the Company’s Hedges employ “shortcut” accounting because the critical terms of the derivative and the Hedged Item are the same. As a result, complete offsets in cash flows or fair values are expected and no ineffectiveness is recognized in earnings. These Hedges are monitored on a quarterly basis to verify that there have been no changes in the derivative or the Hedged Item that would invalidate this conclusion.

Those Hedges that do not qualify for “shortcut” accounting use statistical analysis for the Prospective Consideration of expected Hedge effectiveness and calculations of actual dollar offsets for the Retrospective Evaluation of Hedge effectiveness. In those instances where exact offset is not achieved, the difference (ineffectiveness) is recognized in earnings for the period. These assessments are performed quarterly using the defined and documented methodology consistently throughout the period of the respective Hedge.

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

The Income Statement for 2003 included the following derivative related activity in other non-interest income: $3,000 loss due to the decrease in the Time Value component of the market value of cash flow Hedges, $4,000 income on the change in value of derivatives that do not qualify for hedge accounting, $24,000 loss related to the ineffective portion of the fair value Hedges, $345,000 loss related to Mortgage Loan Derivatives (net of the corresponding mark-to-market adjustment on Hedged Warehouse Loans held for sale), and no income or loss related to the S & P 500 Index embedded derivative. These items, net of taxes of $143,000, totaled a $225,000 loss recorded for the twelve months ended December 31, 2003.

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

In addition to the transition adjustment, the Income Statement for 2001 included the following derivative related activity in other non-interest income: $303,000 loss due to the decrease in the Time Value component of the market value of cash flow Hedges, $29,000 loss related to the ineffective portion of the cash flow Hedges, $48,000 income related to Mortgage Loan Derivatives (net of the corresponding mark-to-market adjustment on Hedged Warehouse Loans held for sale), and $9,000 income related to the S & P 500 Index embedded derivative. These items, net of taxes of $107,000, totaled a $168,000 loss recorded for the twelve months ended December 31, 2001.

Reclassification from OCI to the Income Statement occurs each period as continuing cash flow payments bring the Intrinsic Value component of the market value of each cash flow Hedge closer to zero. Derivative losses of $4.0 million and $3.4 million (pre-tax) were reclassified from OCI to the Income Statement as additional interest expense during the twelve months ended December 31, 2002 and 2001, respectively, mostly through the normal postings of cash receipts and cash payments related to the derivatives and the Hedged Items. During 2002, swaps that were Hedging loan cash flows were sold, for which the Company received $3.3 million plus accrued interest. The gain continued to be classified in OCI and amortized into income over the original term of the swap. For the year ended December 31, 2003, $2.3 million of this pre-tax gain was amortized (reclassified) from OCI into income. For the year ended December 31, 2002, $96,000 of this pre-tax gain was amortized (reclassified) from OCI into income. The remaining pre-tax gain of $970,000 included in OCI at December 31, 2003 is expected to be reclassified into earnings during the next twelve months. There were no other outstanding cash flow Hedges included in OCI during the twelve months ended December 31, 2003.

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

The following table shows the carrying amounts and fair values of financial instruments at December 31, 2003 and 2002 that have liquid markets in which fair value is assumed to be equal to the carrying amount, have readily available quoted market prices, are based on quoted prices for similar financial instruments or represent quoted surrender values:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$107,965	$107,965	$145,224	$145,224
Interest earning deposits in banks	1,746	1,746	2,151	2,151
Federal funds sold and other short-term investments	—	—	4,200	4,200
Loans held for sale	32,351	32,351	79,893	79,893
Securities available for sale	1,165,382	1,165,382	1,173,461	1,173,461
Mortgage servicing rights	11,244	11,674	7,284	6,770
Company owned life insurance	116,475	116,475	108,914	108,914

The carrying amounts and fair values of accruing loans and leases at December 31, 2003 and 2002 were as follows:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Commercial, financial and agricultural	$724,283	$728,373	$749,658	$774,347
Real estate	1,683,533	1,761,252	1,497,453	1,588,754
Installment and consumer, net	552,573	587,502	603,319	649,895
Direct lease financing	249	289	752	795

Total accruing loans and leases	$2,960,638	$3,077,416	$2,851,182	$3,013,791

Fair values of loans were estimated for portfolios with similar characteristics. The fair value of loans was calculated by discounting contractual and prepayment cash flows using estimated market discount rates which reflect the interest rate risk inherent in the loan. The fair value of non-accrual loans was $31.7 million and $32.5 million in 2003 and 2002, respectively. (See Note 4 of the Notes to Consolidated Financial Statements for additional information).

The carrying value of interest receivable and payable approximates fair value due to the relatively short period of time between accrual and expected realization. At December 31, 2003 and 2002, interest receivable was $18.9 million and $22.6 million, respectively, and interest payable was $14.2 million and $20.7 million, respectively.

The following table shows the carrying amounts and fair values of financial instrument liabilities at December 31, 2003 and 2002:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Demand deposits and savings	$1,859,979	$1,859,979	$1,508,166	$1,508,166
Time deposits	1,508,515	1,539,344	1,786,496	1,844,559
Short-term borrowings	557,063	561,955	595,513	608,281
Long-term borrowings	184,610	198,567	185,832	203,943
Letters of credit	1,190	2,373	433	2,018
Interest rate swap agreements	(2,573)	(2,573)	(3,763)	(3,763)
Interest rate cap agreements	(47)	(47)	(125)	(125)
Forward contracts	562	562	2,881	2,881
Mortgage loan commitments	(342)	(342)	(1,694)	(1,694)

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

The above fair value estimates were made at a discrete point in time based on relevant market information and other assumptions about the financial instruments. As no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on judgments regarding current economic conditions, future expected cash flows and loss experience, risk characteristics and other factors. These estimates are subjective in nature and involve uncertainties and therefore cannot be calculated with precision. There may be inherent weaknesses in calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows could significantly affect the results. In addition, the fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to assess the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant investments in subsidiaries, specifically the trust and asset management operations, are not considered financial instruments and the franchise values have not been included in the fair value estimates. Similarly, premises and equipment and intangible assets have not been considered.

Many of the above financial instruments are also subject to credit risk. Credit risk is the possibility that the Company will incur a loss due to the other party’s failure to perform under its contractual obligations. The Company’s exposure to credit loss in the event of non-performance by the other party with regard to commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for actual extensions of credit. The credit risk involved for commitments to extend credit and in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, securities, inventory, property and equipment and income-producing commercial properties. The Company is also exposed to credit risk with respect to its $116.5 million investment in BANK and Company owned life insurance. AMCORE manages this risk by diversifying its holdings among various carriers and by periodic internal credit reviews. All carriers have “Secure” ratings from A. M. Best that range from a low of “A” (Excellent) to “A++” (Superior).

The interest rate swap contracts involve the exchange of fixed for variable or variable for fixed interest rate payments and are based on the notional amount of the contract. The cap contract is also based on the notional amount of the contract. The notional amounts of these contracts only identify the size of the contracts and are used to calculate the interest payment amounts. The contracts are occasionally purchased at a premium or discount, which is amortized over the lives of the contracts. The only credit risk exposure AMCORE has is in relation to the counter-parties which all have investment grade credit ratings. All counter-parties are expected to meet any outstanding interest payment obligations.

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2003 and 2002, is as follows:

	2003	2002
	(in thousands)
Financial instruments whose contract amount represent credit risk only:
Commitments to extend credit	$634,881	$687,262
Letters of credit	189,845	161,439

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

Letters of credit are conditional, but irrevocable, commitments issued by the Company to guarantee the payment of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.

NOTE 13 – STOCK INCENTIVE PLANS

At December 31, 2003, the Company has stock-based compensation plans as described below. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations.

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

Stock Options. Non-Qualified Stock Options are issued at an option price equal to the fair market value of the shares on the grant date. The options granted under the plans generally vest within three to five years and expire from seven to ten years from the date of grant. The following table presents certain information with respect to stock options issued pursuant to these incentive plans.

	2003		2002		2001
	Shares	Average Price	Shares	Average Price	Shares	Average Price
Options outstanding at beginning of year	2,206,502	$20.96	1,876,786	$19.01	1,895,630	$18.36
Options granted	310,564	23.82	622,875	23.85	369,000	20.15
Options issued pursuant to IMG earnout	—	—	—	—	57,372	—
Option reloads	55,742	24.14	18,181	22.51	49,648	21.31
Options exercised	(435,551)	17.45	(244,141)	13.33	(369,224)	12.72
Options lapsed	(111,192)	22.84	(67,199)	21.59	(125,640)	23.17

Options outstanding at end of year	2,026,065	22.14	2,206,502	$20.96	1,876,786	$19.01

Options exercisable at end of year	1,249,651	21.63	1,122,838	$19.67	1,096,291	$17.90

Investors Management Group (IMG) was acquired by the Company in 1998. The above line item “Options issued pursuant to IMG earnout” were contingent based upon IMG’s performance from 1998 through 2000.

Performance Units. Performance Units (Units) were granted prior to 1999 and entitled holders to cash or stock payments if certain three-year return on equity performance targets were met. In addition, a dividend was paid on each Unit at a rate equivalent to the rate of dividends paid on each share of the Company’s common stock. The expense related to these Units for the years ended December 31, 2002 and 2001 was approximately $62,000 and $154,000, respectively. There was no expense in 2003. The following table presents certain information with respect to issuances and payouts pursuant to these incentive plans.

	2002		2001
	Units	Unit Price	Units	Unit Price
Units outstanding at beginning of year	129,883	—	275,606	—
Units paid	(129,883)	$4.97	(129,666)	$6.42
Units forfeited	—	—	(16,057)	—

Units outstanding at end of year	—	—	129,883	—

Restricted Stock Awards. Pursuant to the Plan, the Company issued common stock with restrictions to certain key employees. The shares are restricted as to transfer, but are not restricted as to dividend payment and voting rights. Transfer restrictions lapse at the end of three years contingent upon earnings and return on equity performance goals being met for each of the three years and contingent upon continued employment. If performance goals are not met, the restrictions lapse and shares vest at the end of nine years. The Company amortizes the expense over the performance period or, if the goals are not met, the vesting period. The expense related to these awards for the years ended December 31, 2003, 2002 and 2001 was approximately $168,000, $305,000 and $222,000, respectively. The following table presents certain information with respect to restricted stock awards granted pursuant to these incentive plans.

	2003		2002		2001
	Shares	Average Price	Shares	Average Price	Shares	Average Price
Restricted stock awards outstanding at beginning of year	46,436	$15.95	69,821	$20.74	24,164	$22.56
Restricted stock awards granted	—	—	—	—	63,784	19.98
Release of restriction on stock due to vesting	(14,095)	18.47	(20,475)	20.58	(11,087)	19.97
Restricted stock awards forfeited	(2,489)	20.09	(2,910)	21.05	(7,040)	21.31

Restricted stock awards outstanding at end of year	29,852	$27.81	46,436	$15.95	69,821	$20.74

Directors’ Stock Plans. The Restricted Stock Plan for Non-Employee Directors provides that each current eligible non-employee director and each subsequently elected non-employee director receive, in lieu of a cash retainer, shares of common stock of the Company, the fair value of which is equal to three times the annual retainer. The shares vest annually over a three-year period based upon the anniversary date of the original award and continued service as a director. The expense related to the Stock Plan for the years ended December 31, 2003, 2002 and 2001 was approximately $93,000, $69,000 and $88,000, respectively.

In 2001, stockholders approved the adoption of the AFI 2001 Stock Option Plan for Non-Employee Directors (Option Plan). The Option Plan provides that each current eligible non-employee director and each subsequently elected non-employee director receive Options to purchase common stock of the Company. Each option granted under the Option Plan is issued with an option price equal to the fair market value of the underlying common stock at the date of grant and expires in seven to ten years from the date of grant. Options granted are generally exercisable one year after date of grant. In 2002 each eligible non-employee director received a grant that will vest at the rate of one-third per year beginning one year after the date of grant. The only grant issued in 2003 was to the newly elected non-employee director. The following table presents certain information with respect to stock options issued pursuant to the Option Plan and previous stock option plans.

	2003		2002		2001
	Shares	Average Price	Shares	Average Price	Shares	Average Price
Options outstanding at beginning of year	234,480	$20.34	230,980	$19.28	245,730	$18.65
Options granted	3,000	23.78	45,000	24.04	16,500	20.15
Options exercised	(111,480)	19.72	(25,250)	16.07	(27,500)	14.61
Options lapsed	(6,000)	24.59	(16,250)	22.13	(3,750)	16.32

Options outstanding at end of year	120,000	$20.79	234,480	$20.34	230,980	$19.28

Options exercisable at end of year	90,000	$19.71	189,480	$19.46	214,480	$19.21

Options Summary. The following table presents certain information as of December 31, 2003 with respect to issuances of stock options pursuant to all plans discussed above.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg Remaining Contractual Life	Weighted-Avg Exercise Price	Exercisable as of 12/31/03	Weighted-Avg Exercise Price
$ 5.54 – $16.61	95,637	2.0 Years	$11.71	95,637	$11.71
16.62 – 19.37	308,440	4.8	19.09	251,618	19.05
19.38 – 22.00	452,545	5.8	20.63	323,545	20.82
22.01 – 23.50	336,011	4.0	22.95	251,218	23.04
23.51 – 24.50	408,088	5.6	23.82	89,959	23.93
24.51 – 27.68	545,344	4.5	24.88	327,674	25.08

Total Options Outstanding	2,146,065	4.8 Years	$22.06	1,339,651	$21.50

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

The shares issued pursuant to the ESPP were as follows: 44,180 shares at prices ranging from $18.51 to $22.29 in 2003; 46,468 shares at prices ranging from $17.21 to $19.70 in 2002 and 39,394 shares at prices ranging from $14.45 to $19.00 in 2001.

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

In accordance with APB Opinion No. 25, no compensation cost has been recognized for stock option grants issued during 2003 pursuant to all option plans. Had compensation cost for these grants been determined based on the grant date fair values of awards (the method described in SFAS No. 123, “Accounting for Stock-Based Compensation”), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2003, 2002 and 2001, respectively: dividend rates of 2.51%, 2.95%, and 2.86%, price volatility of 30.43%, 40.53% and 33.86%; risk-free interest rates of 3.12%, 5.28% and 5.24%; and expected lives of 5.5, 5.5 and 6.1 years. The average fair value of each option granted during 2003 was $5.94.

	Years Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Net Income:
As reported	$43,504	$43,471	$42,243
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,355)	(2,673)	(781)

Pro forma	$41,149	$40,798	$41,462

Basic earnings per share:
As reported	$1.75	$1.76	$1.66
Pro forma	1.65	1.65	1.63
Diluted earnings per share:
As reported	$1.73	$1.75	$1.64
Pro forma	1.64	1.64	1.61

NOTE 14 – BENEFIT PLANS

Employee Benefit Plans. All subsidiaries of the Company participate in the AMCORE Financial Security Plan (Security Plan), a qualified profit sharing plan under Section 401(a) of the Internal Revenue Code. The Security Plan offers participants a personal retirement account, a cash profit sharing payment and a personal savings account 401(k). The expense related to the Security Plan and other similar plans from acquired companies for the years ended December 31, 2003, 2002 and 2001 was approximately $5.01 million, $4.31 million and $3.79 million, respectively.

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

Under one such arrangement, the additional retirement benefits replace what would have been provided under the qualified plans in the absence of limits placed on qualified plan benefits by the Internal Revenue Code of 1986. The expense related to this arrangement was $206,000, $377,000 and $441,000 for 2003, 2002 and 2001, respectively.

Another arrangement provides supplemental retirement benefits that are based upon three percent of final base salary, times the number of years of service. Benefits under this plan may not exceed 70% or be less than 45% of a participant’s final base salary less offsets for social security and other employer sponsored retirement plans. The measurement date for obligations for this plan are determined in January when estimated offsets from employer sponsored retirement plans are annually re-evaluated. The following table summarizes the costs and obligations to participants for the years ended December 31.

	2003	2002
	(in thousands)
Supplemental Retirement Plan:
Projected benefit obligation at beginning of year	$1,463	$671
Service cost	67	64
Interest cost	86	47
Actuarial losses and decrease in offsets	79	19
Modifications	—	662
Benefits paid	(134)	—

Projected benefit obligation at end of year	$1,561	$1,463

Accumulated benefit obligation at end of year:	$1,509	$1,419

Amounts recognized in the consolidated statements of condition consist of:
Accrued benefit liability	$1,561	$1,463

	2003	2002	2001
	(in thousands)
Components of net periodic benefit cost:
Service cost	$67	$64	$173
Interest cost	86	47	40
Actuarial losses (gains) and decrease (increase) in offsets	79	19	(111)
Modifications	—	662	—

Net periodic cost	$232	$792	$102

Weighted-average assumptions:
Discount rate	6.11%	7.00%	7.00%
Rate of compensation increase	4.00%	4.00%	4.00%

The modifications in 2002 related to the retiring chairman and chief executive officer. The projected benefit obligation was adjusted to accelerate the retirement date to January 1, 2003, convert the obligation to the form of a single-life fifteen-year certain annuity and to decrease the discount rate to six percent. Payments commenced for the retiring executive in January of 2003.

Directors Benefits. The Company pays a lifetime annual retainer to certain retired directors. Effective January 1, 1993, the Company adopted SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” to account for these benefits. This statement requires employers to recognize postretirement benefits on an accrual basis rather than on a cash basis. The expense in 2003, 2002 and 2001 related to this plan was $70,000, $139,000 and $59,000, respectively. The transition obligation, representing the present value of future payments upon adoption of accrual basis accounting was approximately $842,000 and is being amortized over a twenty-year period.

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

Both financial and standby letters of credit are typically issued for a period of one year to five years, but can be extended depending on the BANK customer’s needs. As of December 31, 2003, the maximum remaining term for any outstanding standby letters of credit was approximately seven years, expiring on December 15, 2010.

A fee of one to two percent of face value is normally charged to the BANK customer and is recognized as income over the life of the standby letter of credit. The carrying value of deferred fees, as of December 31, 2003 was $1.3 million.

At December 31, 2003, the contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay under the guarantees, was $185.1 million, with $156.7 million in financial standby letters of credit and $28.4 million in performance standby letters of credit.

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

NOTE 16 – INCOME TAXES

The components of income tax expense were as follows:

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Currently paid or payable:
Federal	$14,607	$16,908	$17,488
State and local	770	1,041	303

	$15,377	$17,949	$17,791

Deferred:
Federal	$(192)	$(2,728)	$(2,957)
State and local	921	(1,201)	(439)

	$729	$(3,929)	$(3,396)

Total	$16,106	$14,020	$14,395

Effective Tax Rate	27.0%	24.4%	25.4%

The effective tax rate for 2001 includes $130,000 of tax benefit and $143,000 of tax expense for the Extraordinary Item and the Accounting Change, respectively. Income tax expense was less than the amounts computed by applying the federal statutory rate of 35% due to the following:

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Income tax at statutory rate	$20,864	$20,122	$19,823
(Decrease) increase resulting from:
Tax-exempt income	(3,020)	(3,780)	(4,267)
Company owned life insurance	(2,458)	(1,989)	(1,837)
State income taxes, net of federal benefit	1,099	(104)	(88)
Non-deductible expenses, net	443	374	1,107
Other, net	(822)	(603)	(343)

Total	$16,106	$14,020	$14,395

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	At December 31,
	2003	2002
	(in thousands)
Deferred tax assets:
Deferred compensation	$6,460	$6,119
Allowance for loan losses	15,634	12,988
Other, net of valuation allowance	1,610	1,083

Total deferred tax assets	$23,704	$20,190

Deferred tax liabilities:
Premises and equipment	$4,226	$2,860
Mortgage servicing rights	4,448	2,900
Securities	5,408	12,265
Other	1,550	1,272

Total deferred tax liabilities	$15,632	$19,297

Net Deferred Tax Asset	$8,072	$893
Less: Tax effect of net unrealized gain on securities available for sale and derivatives reflected in stockholders’ equity	(5,525)	(13,433)

Net Deferred Tax Asset Excluding Net Unrealized Gain on Securities Available for Sale and Derivatives	$13,597	$14,326

Net operating loss carryforwards for state income tax purposes of approximately $1.87 million at December 31, 2002 were fully utilized during 2003. As a result, the associated deferred tax asset of $148,000 ($96,000 net of federal) and the corresponding valuation allowance of $96,000 were reversed.

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

Retained earnings at December 31, 2003 includes $3.18 million for which no provision for income tax has been made. This amount represents allocations of income to thrift bad debt deductions for tax purposes only. This amount will only be taxable upon the occurrence of certain events. At this time, management does not foresee the occurrence of any of these events.

Tax benefits of $1.43 million, $1.08 million, and $1.21 million have been credited directly to paid in capital, with a corresponding decrease in the liability for current income taxes payable, for stock related incentives during the years ended December 31, 2003, 2002 and 2001 respectively.

NOTE 17 – EARNINGS PER SHARE

Earnings per share calculations are as follows:

	2003	2002	2001
	(in thousands, except per share data)
Net Income	$43,504	$43,471	$42,243
Basic earnings per share:
Average basic shares outstanding	24,896	24,701	25,490

Earnings per share	$1.75	$1.76	$1.66

Diluted earnings per share:
Weighted average shares outstanding	24,896	24,701	25,490
Net effect of the assumed purchase of stock under the stock option and stock purchase plans – based on the treasury stock method using average market price	176	209	239
Contingently issuable shares	18	1	1

Average diluted shares outstanding	25,090	24,911	25,730

Diluted earnings per share	$1.73	$1.75	$1.64

As prescribed by SFAS No. 128, “Earnings Per Share”, basic EPS is computed by dividing income available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding.

The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued and to include shares contingently issuable pursuant to employee incentive plans. Securities (e.g. options) that do not have a current right to participate fully in earnings but that may do so in the future by virtue of their option rights are potentially dilutive shares. The dilutive shares are calculated based on the treasury stock method meaning that, for the purposes of this calculation, all outstanding options are assumed to have been exercised during the period and the resulting proceeds used to repurchase Company stock at the average market price during the period. In computing diluted EPS, only potential common shares that are dilutive – those that reduce earnings per share or increase loss per share – are included. Exercise of options is not assumed if the result would be antidilutive.

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

Since there are no comprehensive authorities for management accounting equivalent to accounting principles generally accepted in the United States of America, the information presented is not necessarily comparable with similar information from other financial institutions. In addition, methodologies used to measure, assign and allocate certain items may change from time-to-time to reflect, among other things, accounting refinements, changes in risk profiles, changes in customers or product lines, and changes in management structure. During the first quarter of 2003 the Company also changed the classification of mortgage loans not sold into the secondary market that are retained by the BANK. All revenues from these loans, along with the related Provisions and expenses, are now reported as part of the Mortgage Banking Segment instead of the Retail Banking Segment. Prior Period Segment results have been restated to reflect this change.

Total Segment results differ from consolidated results primarily due to intersegment elimination, certain corporate administration costs, items not otherwise allocated in the management accounting process and treasury and investment activities. The impact of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and are included in the “Other” column. For ease of comparison, the Segment profit percentage in the following table is computed on earnings before the early extinguishment of debt and the cumulative effect of accounting change (the “Operating Profit” or “Operating Loss”).

The Company provides Commercial, Retail and Mortgage Banking services through its 63 banking locations. The Commercial Banking Segment provides services including lending, business checking and deposits, cash management, merchant card services and other traditional as well as electronic commercial banking services to large and small business customers. The Retail Banking Segment provides services including direct and indirect lending, checking, savings, money market and CD accounts, safe deposit rental, automated teller machines and other traditional and electronic retail banking services to individual customers. The Mortgage Banking segment provides a variety of mortgage lending products to meet its customer needs. It sells the majority of the long-term, fixed rate loans to the secondary market and continues to service most of the loans sold. The Trust and Asset Management segment provides trust, investment management, employee benefit recordkeeping and administration and brokerage services. It also acts as advisor and provides fund administration to the Vintage Mutual Funds and various public fund programs. These products are distributed nationally (i.e. Vintage Equity Fund is available through Charles Schwab, One Source™), regionally to institutional investors and corporations, and locally through the BANK’s locations.

	Operating Segments				Other	Consolidated
	Commercial Banking	Retail Banking	Trust and Asset Management	Mortgage Banking
	(dollars in thousands)
For the year ended December 31, 2003
Net interest income	$77,303	$43,391	$42	$12,786	$5,165	$138,687
Non-interest income	9,483	22,845	25,899	17,261	16,500	91,988

Total revenue	86,786	66,236	25,941	30,047	21,665	230,675
Provision for loan losses	15,912	8,062	—	943	—	24,917
Depreciation and amortization	745	2,134	419	42	3,309	6,649
Other non-interest expense	31,649	39,792	21,409	14,857	31,792	139,499

Pretax earnings (loss)	38,480	16,248	4,113	14,205	(13,436)	59,610
Income taxes (benefits)	13,661	6,006	1,734	5,266	(10,561)	16,106

Earnings (loss)	$24,819	$10,242	$2,379	$8,939	$(2,875)	$43,504

Segment profit percentage	53.5%	22.1%	5.1%	19.3%	N/A	100.0%

Assets	$2,035,190	$810,364	$18,845	$255,803	$1,423,426	$4,543,628

	Operating Segments				Other	Consolidated
	Commercial Banking	Retail Banking	Trust and Asset Management	Mortgage Banking
	(dollars in thousands)
For the year ended December 31, 2002
Net interest income	$63,498	$43,280	$116	$14,152	$9,722	$130,768
Non-interest income	7,130	14,485	27,357	8,293	13,047	70,312

Total revenue	70,628	57,765	27,473	22,445	22,769	201,080
Provision for loan losses	5,574	6,203	—	797	—	12,574
Depreciation and amortization	613	2,201	357	26	2,865	6,062
Other non-interest expense	29,382	41,881	20,905	12,311	20,474	124,953

Pretax earnings (loss)	35,059	7,480	6,211	9,311	(570)	57,491
Income taxes (benefits)	12,350	2,546	2,522	3,713	(7,111)	14,020

Earnings	$22,725	$4,688	$3,689	$5,828	$6,541	$43,471

Segment profit percentage	61.5%	12.7%	10.0%	15.8%	N/A	100.0%

Assets	$1,867,393	$836,227	$19,498	$394,146	$1,403,450	$4,520,714

For the year ended December 31, 2001
Net interest income	$53,134	$40,701	$206	$12,920	$12,912	$119,873
Non-interest income	5,977	14,990	28,649	12,940	14,510	77,066

Total revenue	59,111	55,691	28,855	25,860	27,422	196,939
Provision for loan losses	10,429	5,996	—	275	—	16,700
Depreciation and amortization	1,053	3,087	1,172	40	3,151	8,503
Other non-interest expense	24,674	41,256	21,328	11,174	16,700	115,132

Pretax earnings	22,955	5,352	6,355	14,371	7,571	56,604
Income taxes (benefits)	7,741	1,947	2,873	5,750	(3,929)	14,382

Earnings before Extraordinary Item & Accounting Change	$15,214	$3,405	$3,482	$8,621	$11,500	$42,222
Early Extinguishment of Debt (net of tax)	—	—	—	—	(204)	(204)
Cumulative Effect of Accounting Change (net of tax)	—	—	—	16	209	225

Earnings	$15,214	$3,405	$3,482	$8,637	$11,505	$42,243

Segment profit percentage	49.5%	11.1%	11.3%	28.1%	N/M	100.0%

Assets	$1,607,220	$954,843	$21,326	$184,648	$1,253,810	$4,021,847

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

At December 31, 2003, the BANK’s retained earnings available for the payment of dividends without prior regulatory approval was $49.9 million. The amount available for loans or advances by the BANK to the Company and its affiliates amounted to $26.4 million.

In addition, dividends paid by the BANK to the Company would be prohibited if the effect thereof would cause the BANK’s capital to be reduced below applicable minimum capital requirements. See also Note 20 of the Notes to Consolidated Financial Statements.

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

As of December 31, 2003, the most recent notification from the Company’s regulators categorized the BANK as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized a bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the BANK’s category.

Management believes, as of December 31, 2003, that the Regulated Companies meet all capital adequacy requirements to which they are subject. The Company’s and the BANK’s actual capital amounts and ratios are presented in the table.

	Actual		For Capital Adequacy Purposes
			Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2003:
Total Capital (to Risk Weighted Assets):
Consolidated	$417,580	11.76%	$284,003	≥8.00%	n/a	n/a
AMCORE Bank, N.A.	399,660	11.33%	282,160	≥8.00%	$352,699	≥10.00%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$375,330	10.57%	$142,001	≥4.00%	n/a	n/a
AMCORE Bank, N.A.	357,467	10.14%	141,080	≥4.00%	$211,620	≥6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$375,330	8.49%	$176,811	≥4.00%	n/a	n/a
AMCORE Bank, N.A.	357,467	8.13%	175,963	≥4.00%	$219,953	≥5.00%

As of December 31, 2002:
Total Capital (to Risk Weighted Assets):
Consolidated	$378,688	10.98%	$275,954	≥8.00%	n/a	n/a
AMCORE Bank, N.A.	367,395	10.70%	274,645	≥8.00%	$343,307	≥10.00%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$343,253	9.95%	$137,977	≥4.00%	n/a	n/a
AMCORE Bank, N.A.	332,171	9.68%	137,323	≥4.00%	$205,984	≥6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$343,253	7.82%	$175,623	≥4.00%	n/a	n/a
AMCORE Bank, N.A.	332,171	7.59%	174,954	≥4.00%	$218,693	≥5.00%

NOTE 21 – CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED PARENT COMPANY BALANCE SHEETS

	December 31,
	2003	2002
	(in thousands)
ASSETS
Cash and cash equivalents	$2,036	$976
Short-term investments	13,500	29,000
Securities available for sale	2,040	2,455
Due from subsidiaries	21	9
Loans to subsidiaries	1,500	900
Investment in subsidiaries	386,626	373,262
Company owned life insurance	20,964	17,595
Premises and equipment, net	221	909
Other assets	9,809	9,119

Total Assets	$436,717	$434,225

LIABILITIES
Short-term borrowings	$10,042	$28,408
Long-term borrowings	41,238	41,238
Other liabilities	9,853	8,898

Total Liabilities	$61,133	$78,544

STOCKHOLDERS’ EQUITY
Preferred stock	$—	$—
Common stock	6,625	6,615
Additional paid-in capital	73,862	74,326
Retained earnings	378,305	351,247
Treasury stock and other	(92,165)	(97,566)
Accumulated other comprehensive income .	8,957	21,059

Total Stockholders’ Equity	$375,584	$355,681

Total Liabilities and Stockholders’ Equity	$436,717	$434,225

CONDENSED PARENT COMPANY STATEMENTS OF INCOME

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
INCOME:
Dividends from subsidiaries	$23,000	$30,500	$45,100
Interest income	434	581	895
Company owned life insurance income	1,706	697	625
Other	328	3	1

Total Income	$25,468	$31,781	$46,621

EXPENSES:
Interest expense	$4,207	$4,676	$4,740
Compensation expense and employee benefits	3,989	5,644	3,409
Other	2,797	2,624	2,967

Total Expenses	$10,993	$12,944	$11,116

Income before income tax benefits and equity in undistributed net income of subsidiaries	$14,475	$18,837	$35,505
Income tax benefits	3,947	5,380	3,947

Income before equity in undistributed net income of subsidiaries	$18,422	$24,217	$39,452
Equity in undistributed net income of subsidiaries	25,082	19,254	2,995

Net income before extraordinary item	$43,504	$43,471	$42,447
Extraordinary item: Early extinguishment of debt (net of tax)	—	—	(204)

Net Income	$43,504	$43,471	$42,243

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2003	2002	2001
	( in thousands)
Cash Flows from Operating Activities
Net income	$43,504	$43,471	$42,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	474	975	1,305
Net securities (gains) losses	(256)	28	—
Deferred compensation amortization	336	1,592	577
Equity in undistributed net income of subsidiaries	(25,082)	(19,254)	(2,995)
(Increase) decrease in due from subsidiaries	(12)	13	220
Increase in other assets	(2,330)	(2,724)	(633)
Increase in other liabilities	955	1,248	2,894
Other, net	(87)	213	15

Net cash provided by operating activities	$17,502	$25,562	$43,626

Cash Flows from Investing Activities
Purchase of securities	$—	$—	$(1,821)
Proceeds from sales of securities available for sale	506	177	—
Net decrease (increase) in short term investments	15,500	(29,000)	—
Net liquidation of (investment in) subsidiaries	—	864	(1,600)
Loans to subsidiaries	(1,000)	(31,400)	(44,850)
Payments received on loans to subsidiaries	400	53,450	23,500
Transfer of premises and equipment to affiliates	194	17	—
Investment in company owned life insurance	(1,663)	(3,248)	—
Premises and equipment expenditures, net	(2)	(107)	(2)

Net cash provided by (used for) investing activities	$13,935	$(9,247)	$(24,773)

Cash Flows from Financing Activities
Net (decrease) increase in short-term borrowings	$(18,366)	$(2,879)	$31,287
Payment of long-term borrowings	—	(444)	(445)
Dividends paid	(16,446)	(15,839)	(16,331)
Proceeds from the issuance of common stock	843	843	672
Proceeds from exercise of incentive stock options	9,920	4,228	7,281
Purchase of treasury stock	(6,328)	(2,412)	(40,644)

Net cash used for financing activities	$(30,377)	$(16,503)	$(18,180)

Net change in cash and cash equivalents	$1,060	$(188)	$673
Cash and cash equivalents:
Beginning of year	976	1,164	491

End of year	$2,036	$976	$1,164

CONDENSED QUARTERLY EARNINGS & STOCK PRICE SUMMARY (unaudited)

		2003				2002
		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		(in thousands, except per share data)
	Interest income	$59,753	$58,217	$54,899	$55,879	$60,711	$63,816	$65,282	$63,319
	Interest expense	25,237	23,124	21,874	19,826	30,532	31,623	31,424	28,781

	Net interest income	$34,516	$35,093	$33,025	$36,053	$30,179	$32,193	$33,858	$34,538
	Provision for loan losses	12,575	4,729	4,318	3,295	2,640	2,653	3,360	3,921
	Non-interest income	29,431	20,511	22,961	19,085	17,108	16,009	17,405	19,790
	Operating expenses	37,003	35,386	35,182	38,577	31,431	31,488	33,958	34,138

	Income before income taxes	$14,369	$15,489	$16,486	$13,266	$13,216	$14,061	$13,945	$16,269
	Income taxes	3,648	4,262	4,806	3,390	3,290	3,478	3,262	3,990

	Net Income	$10,721	$11,227	$11,680	$9,876	$9,926	$10,583	$10,683	$12,279

	Per share data:
	Basic earnings	$0.43	$0.45	$0.47	$0.40	$0.40	$0.43	$0.43	$0.50
	Diluted earnings	0.43	0.45	0.47	0.39	0.40	0.42	0.43	0.49
	Dividends	0.16	0.16	0.17	0.17	0.16	0.16	0.16	0.16
Stock price ranges	-high	22.74	24.45	26.15	28.00	23.99	24.91	23.94	24.00
	-low	20.35	21.56	23.00	25.15	20.60	20.70	20.40	20.65
	-close	21.77	23.23	25.16	27.12	23.51	23.17	21.96	21.70

The financial information contains all normal and recurring reclassifications for a fair and consistent presentation.

Quotes have been obtained from the National Association of Security Dealers. These quotes do not reflect retail mark-ups, mark-downs or commissions nor are they necessarily representative of actual transactions.

Independent Auditors’ Report

The Board of Directors

AMCORE Financial, Inc.:

We have audited the accompanying consolidated balance sheets of AMCORE Financial, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMCORE Financial, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, effective January, 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Additionally, as discussed in Note 11 to the consolidated financial statements, effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138.

Chicago, Illinois

March 10, 2004

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors of the Registrant. The Proxy Statement and Notice of 2004 Annual Meeting, dated March 12, 2004, are incorporated herein by reference.

(b) Executive Officers of the Registrant. The information is presented in Item 1 of this document.

(c) Code of Ethics. The Company has adopted a code of ethics applicable to all employees, including the principal executive officer, principal financial officer and principal accounting officer of the Company. The AMCORE Financial, Inc. Code of Ethics is posted on the Company’s website at www.AMCORE.com/governance. See Part I, Item 1 of this report on Form 10-K for additional information.

ITEM 11.    EXECUTIVE COMPENSATION

The Proxy Statement and Notice of 2004 Annual Meeting, dated March 12, 2004, are incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Proxy Statement and Notice of 2004 Annual Meeting, dated March 12, 2004, are incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of the end of the Company’s 2003 fiscal year with respect to all incentive/option plans under which equity securities are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)(3)	2,105,303	$22.30	654,448
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,105,303	$22.30	654,448

(1)	Does not include individual options to purchase 40,762 shares as of December 31, 2003, with a weighted average exercise price of $9.77 that were assumed by the Company in acquisitions. Includes options that have not vested and, therefore, are not currently exercisable. See Note 13 of the Notes to Consolidated Financial Statements – Stock Incentive Plans for additional information on vesting schedules. For purposes of determining diluted shares for earnings per share calculations, only options which are ‘in-the-money’ are included in the calculation. See Note 17 of the Notes to Consolidated Financial Statements – Earnings Per Share for additional information.
(2)	The AMCORE Financial, Inc. 2000 Stock Incentive Plan (Plan) provides for the grant of stock options, reload options, stock appreciation rights, performance units, restricted stock awards and stock bonus awards to key employees. The Plan contains an “evergreen” provision that allows 2.5% of total outstanding shares be reserved for issuance under the Plan as of the effective date and 1.5% of total outstanding shares in each subsequent plan year not to exceed 425,000 shares in any one year, plus shares reserved for issuance but unissued in a prior plan year during the term of the Plan provided that the total shares available for issuance under the Plan and other similar plans does not exceed twelve percent of the total outstanding shares at the beginning of the plan year.
(3)	The Restricted Stock Plan for Non-Employee Directors only provides for the issuance of restricted shares. The remaining shares available for grant under this plan which are included in the totals above is 223,030.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Proxy Statement and Notice of 2004 Annual Meeting, dated March 12, 2004, are incorporated herein by reference. See also Note 4 of the Notes to Consolidated Financial Statements.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The Proxy Statement and Notice of 2004 Annual Meeting, dated March 12, 2004, are incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8–K

(a)1. FINANCIAL STATEMENTS

The following Consolidated Financial Statements of AMCORE are filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

Consolidated Balance Sheets – December 31, 2003 and 2002

Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements – December 31, 2003, 2002 and 2001

Independent Auditors’ Report

(a)2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been included in the consolidated financial statements or are either not applicable or not significant.

(a)3. EXHIBITS

3.1	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

3.2	By-laws of AMCORE Financial, Inc., as amended February, 2004.

4.1	Rights Agreement, dated February 16, 2001, between AMCORE Financial, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to AMCORE’s Form 8-K as filed with the Commission on February 27, 2001).

4.2	Indenture, dated as of March 25, 1997, between the Company and The First National Bank of Chicago (now known as Bank One Corporation) (Incorporated herein by reference to Exhibit 4.1 of the Company’s registration statement on Form S-4, Registration No. 333-25375 as filed with the Commission on April 17, 1997).

4.3	Form of New Guarantee between the Company and The First National Bank of Chicago (now known as Bank One Corporation) (Incorporated herein by reference to Exhibit 4.7 of the Company’s registration statement on Form S-4, Registration No. 333-25375 as filed with the Commission on April 17, 1997).

10.1	AMCORE Stock Option Advantage Plan (Incorporated by reference to AMCORE’s Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE’s Annual Report on Form 10-K for year ended December 31, 1998).

10.2	AMCORE Financial, Inc. 2000 Stock Incentive Plan (Incorporated by reference to AMCORE’s Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE’s Annual Report on Form 10-K for year ended December 31, 1999).

10.3	AMCORE Financial, Inc. 2001 Stock Option Plan for Non-Employee Directors (Incorporated by reference to AMCORE’s Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE’s Annual Report on Form 10-K for year ended December 31, 2000).

10.4A	Amended and Restated Transitional Compensation Agreement, dated December 18, 2001, between AMCORE Financial, Inc. and the following individuals: Kenneth E. Edge, John R. Hecht and James S. Waddell (Incorporated by reference to Exhibit 10.4D of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.4B	Amended and Restated Transitional Compensation Agreement, dated December 18, 2001, between AMCORE Financial, Inc. and the following individuals: Joseph B. McGougan and Bruce W. Lammers (Incorporated by reference to Exhibit 10.4E of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.4C	Amended and Restated Transitional Compensation Agreement, dated April 1, 2002, between AMCORE Financial, Inc. and Patricia M. Bonavia (Incorporated by reference to Exhibit 10 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.4D	Separation, Release and Consulting Agreement, dated June 20, 2002, between AMCORE Financial, Inc. and Robert J. Meuleman (Incorporated by reference to Exhibit 10.1 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.4E	Amended and Restated Transitional Compensation Agreement, dated May 7, 2003, between AMCORE Financial, Inc. and Eleanor F. Doar (Incorporated by reference to Exhibit 10.2 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.5	Executive Insurance Agreement, dated August 10, 1998, between AMCORE Financial, Inc. and the following executives: Kenneth E. Edge, John R. Hecht, and James S. Waddell (Incorporated by reference to Exhibit 10.10 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.6	Supplemental Executive Retirement Plan, dated May 20, 1998 (Incorporated by reference to Exhibit 10.9 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.7	Loan Agreement (as amended) with M & I Marshall and Ilsley Bank, dated April 30, 2003 (Incorporated by reference to Exhibit 10.1 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.8	AMCORE Financial, Inc. Supplemental Incentive Plan, effective July 1, 2001 (Incorporated by reference to Exhibit 10 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.9	AMCORE Financial, Inc. Amended and Restated Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

21	Subsidiaries of the Registrant.

22	Proxy Statement and Notice of 2004 Annual Meeting.

23	Consent of KPMG LLP.

24	Power of Attorney.

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) A report on Form 8-K, dated October 14, 2003, was filed concerning the Company’s results of operations for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMCORE FINANCIAL, INC.

Date: March 12, 2004	By:
John R. Hecht Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below on the 12th day of March, 2004 by the following persons on behalf of the Registrant in the capacities indicated.

Name	Title

Kenneth E. Edge	Chairman and Chief Executive Officer (principal executive officer)

John R. Hecht	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Directors: Paula A. Bauer, Karen L. Branding, Paul Donovan, Kenneth E. Edge, John W. Gleeson, John A. Halbrook, Frederick D. Hay, William R. McManaman, Jack D. Ward and Gary L. Watson

Kenneth E. Edge*

John R. Hecht *

Attorney in Fact*

EXHIBIT INDEX

(a)	3.2	By-laws of AMCORE Financial, Inc., as amended February, 2004.

	21	Subsidiaries of the Registrant

	22	Proxy Statement and Notice of 2004 Annual Meeting

	23	Consent of KPMG LLP

	24	Power of Attorney

	31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.