Form 10-Q
period 2004-03-31
AMCORE FINANCIAL INC
filed 2004-05-07
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

☒ Yes ☐ No

The number of shares outstanding of the registrant’s common stock, par value $0.22 per share, at April 30, 2004 was 25,084,084 shares.

AMCORE FINANCIAL, INC.

Form 10–Q Table of Contents

PART I. ITEM 1: Financial Statements

AMCORE Financial, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

			March 31, 2004	December 31, 2003
			( in thousands, except share data)
ASSETS
Cash and cash equivalents			$114,294	$107,965
Interest earning deposits in banks			7,160	1,746
Federal funds sold and other short-term investments			3,150	—
Loans held for sale			40,369	32,351
Securities available for sale			1,161,886	1,165,382
Gross loans			3,042,890	2,992,309
Allowance for loan losses			(43,475)	(42,115)

Net loans			$2,999,415	$2,950,194
Company owned life insurance			120,172	116,475
Premises and equipment, net			74,998	72,427
Goodwill			15,575	15,575
Foreclosed real estate, net			5,223	4,433
Other assets			76,794	77,080

TOTAL ASSETS			$4,619,036	$4,543,628

LIABILITIES
Deposits:
Demand deposits			$1,655,550	$1,615,392
Savings deposits			241,784	244,587
Other time deposits			1,558,151	1,508,515

Total deposits			$3,455,485	$3,368,494
Short-term borrowings			524,004	557,063
Long-term borrowings			186,907	184,610
Other liabilities			66,490	57,877

TOTAL LIABILITIES			$4,232,886	$4,168,044

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued			$—	$—
Common stock, $0.22 par value; authorized 45,000,000 shares;
	March 31, 2004	December 31, 2003
Issued	29,880,890	29,830,041
Outstanding	25,168,310	25,079,471	6,638	6,625
Additional paid-in capital			74,627	73,862
Retained earnings			384,031	378,305
Deferred compensation			(316)	(353)
Treasury stock (3/31/04 - 4,712,580 shares; 12/31/03 - 4,750,570 shares)			(92,324)	(91,812)
Accumulated other comprehensive income			13,494	8,957

TOTAL STOCKHOLDERS’ EQUITY			$386,150	$375,584

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY			$4,619,036	$4,543,628

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
	( in thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$43,003	$45,327
Interest on securities:
Taxable	$10,917	$10,711
Tax-exempt	1,702	2,520

Total Interest on Securities	$12,619	$13,231

Interest on federal funds sold and other short-term investments	$18	$15
Interest and fees on loans held for sale	714	1,173
Interest on deposits in banks	1	7

Total Interest Income	$56,355	$59,753

INTEREST EXPENSE
Interest on deposits	$13,944	$19,283
Interest on short-term borrowings	2,728	3,172
Interest on long-term borrowings	2,395	2,782

Total Interest Expense	$19,067	$25,237

Net Interest Income	$37,288	$34,516
Provision for loan losses	4,675	12,575

Net Interest Income After Provision for Loan Losses	$32,613	$21,941

NON-INTEREST INCOME
Trust and asset management income	$5,516	$5,738
Service charges on deposits	4,403	4,398
Mortgage banking (loss) income	(385)	2,989
Company owned life insurance income	2,169	1,783
Gain on sale of branches	—	8,208
Gain on sale of loans	612	2,491
Other	3,300	2,542

Non-Interest Income, Excluding Net Security Gains	$15,615	$28,149
Net security gains	1,914	273

Total Non-Interest Income	$17,529	$28,422
OPERATING EXPENSES
Compensation expense	$17,298	$14,936
Employee benefits	5,128	4,547
Net occupancy expense	2,514	2,131
Equipment expense	2,449	2,457
Data processing expense	584	1,790
Professional fees	1,242	1,062
Communication expense	1,126	1,201
Advertising and business development	1,514	1,423
Amortization of intangible assets	—	35
Other	4,896	6,412

Total Operating Expenses	$36,751	$35,994

Income Before Income Taxes	$13,391	$14,369
Income taxes	3,373	3,648

Net Income	$10,018	$10,721

EARNINGS PER COMMON SHARE (EPS)
Basic	$0.40	$0.43
Diluted	$0.39	$0.43
DIVIDENDS PER COMMON SHARE	$0.17	$0.16
AVERAGE COMMON SHARES OUTSTANDING
Basic	25,210	24,792
Diluted	25,500	24,936

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except share data)
Balance at December 31, 2002	$6,615	$74,326	$351,247	$(523)	$(97,043)	$21,059	$355,681

Comprehensive Income:
Net Income	—	—	10,721	—	—	—	10,721
Current period unrealized gains (losses) on hedging activities	—	—	—	—	—	—	—
Reclassification of gains on hedging activities to earnings	—	—	—	—	—	(577)	(577)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	225	225

Net effect of hedging activities	—	—	—	—	—	(352)	(352)

Unrealized holding losses on securities available for sale arising during the period	—	—	—	—	—	(1,849)	(1,849)
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(273)	(273)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	836	836

Net unrealized losses on securities available for sale	—	—	—	—	—	(1,286)	(1,286)

Comprehensive Income (Loss)	—	—	10,721	—	—	(1,638)	9,083

Cash dividends on common stock - $0.16 per share	—	—	(3,967)	—	—	—	(3,967)
Purchase of 3,730 shares for the treasury	—	—	—	—	(77)	—	(77)
Deferred compensation expense	—	50	—	101	—	—	151
Reissuance of 22,941 treasury shares for incentive plans	—	(176)	—	—	508	—	332
Issuance of 9,799 common shares for Employee Stock Plan	2	179	—	—	—	—	181

Balance at March 31, 2003	$6,617	$74,379	$358,001	$(422)	$(96,612)	$19,421	$361,384

Balance at December 31, 2003	$6,625	$73,862	$378,305	$(353)	$(91,812)	$8,957	$375,584

Comprehensive Income:
Net Income	—	—	10,018	—	—	—	10,018
Current period unrealized gains (losses) on hedging activities	—	—	—	—	—	—	—
Reclassification of gains on hedging activities to earnings	—	—	—	—	—	(481)	(481)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	188	188

Net effect of hedging activities	—	—	—	—	—	(293)	(293)

Unrealized holding gains on securities available for sale arising during the period	—	—	—	—	—	8,813	8,813
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(1,914)	(1,914)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	(2,069)	(2,069)

Net unrealized gains on securities available for sale	—	—	—	—	—	4,830	4,830

Comprehensive Income	—	—	10,018	—	—	4,537	14,555

Cash dividends on common stock - $0.17 per share	—	—	(4,292)	—	—	—	(4,292)
Purchase of 245,164 shares for the treasury	—	—	—	—	(7,156)	—	(7,156)
Deferred compensation expense and other - 6,669 shares	3	93	—	37	—	—	133
Reissuance of 283,154 treasury shares for incentive plans	—	(166)	—		6,644	—	6,478
Issuance of 44,180 common shares for Employee Stock Plan	10	838	—	—	—	—	848

Balance at March 31, 2004	$6,638	$74,627	$384,031	$(316)	$(92,324)	$13,494	$386,150

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Cash Flows From Operating Activities
Net income	$10,018	$10,721
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,992	1,615
Amortization and accretion of securities, net	973	2,278
Provision for loan losses	4,675	12,575
Amortization of intangible assets	—	35
Company owned life insurance income, net of death benefits	(1,432)	(1,315)
Gain on sale of branches	—	(8,208)
Net securities gains	(1,914)	(273)
Net gain on sale of loans	(612)	(2,491)
Net gain on sale of loans held for sale	(810)	(4,230)
Originations of loans held for sale	(88,937)	(185,653)
Proceeds from sales of loans held for sale	83,870	205,948
Deferred income tax benefit	(869)	(2,209)
Tax benefit on exercise of stock options	777	88
Other, net	8,693	18,408

Net cash provided by operating activities	$16,424	$47,289

Cash Flows From Investing Activities
Proceeds from maturities of securities available for sale	$52,206	$146,505
Proceeds from sales of securities available for sale	47,258	51,591
Purchase of securities available for sale	(73,111)	(131,589)
Net increase in federal funds sold and other short-term investments	(3,150)	(100)
Net increase in interest earning deposits in banks	(5,414)	(5,378)
Net increase in loans	(56,349)	(99,186)
Proceeds from the sale of loans	—	107,734
Investment in company owned life insurance	(2,265)	(1,063)
Premises and equipment expenditures, net	(4,562)	(3,605)
Proceeds from the sale of foreclosed real estate	1,259	1,258

Net cash (used for) provided by investing activities	$(44,128)	$66,167

Cash Flows From Financing Activities
Net increase in demand deposits and savings accounts	$37,355	$66,146
Net increase in time deposits	49,636	34,639
Net decrease in short-term borrowings	(48,059)	(142,953)
Proceeds from long-term borrowings	—	15,000
Payment of long-term borrowings	(3)	(15,800)
Net payments to settle branch sales	—	(65,439)
Dividends paid	(4,292)	(3,967)
Issuance of common shares for employee stock plan	851	181
Reissuance of treasury shares for incentive plans	5,701	420
Purchase of shares for treasury	(7,156)	(77)

Net cash provided by (used for) financing activities	$34,033	$(111,850)

Net change in cash and cash equivalents	$6,329	$1,606
Cash and cash equivalents:
Beginning of year	107,965	145,224

End of period	$114,294	$146,830

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$15,590	$21,924
Interest paid on borrowings	4,358	5,117
Income tax payments	—	2,618
Non-Cash Investing and Financing
Foreclosed real estate - acquired in settlement of loans	2,032	1,187
Transfer current portion of long-term borrowings to short-term borrowings	15,000	18
Capitalized interest	42	151
De-consolidation of AMCORE Capital Trust I - increases in assets and liabilities	16,238	—

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

Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10–K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2003. In particular, for presentation purposes and greater comparability with industry practices, certain loan origination costs have been reclassified and netted against mortgage banking income in the Consolidated Statements of Income. These reclassifications resulted in an equal decrease to compensation expense and employee benefits. The reclassifications had no effect on Stockholders’ Equity or net income as previously reported.

New Accounting Standards

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which was subsequently replaced by a revised FIN 46 in December 2003. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and applies to certain variable interest entities (“VIEs”) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted FIN 46 for the reporting period ending March 31, 2004. Upon adoption of FIN 46, the Company was required to de-consolidate its investment in AMCORE Capital Trust I (“Trust”) a statutory business trust. As a result of the de-consolidation, the March 31, 2004 balance reflects $41.2 million of long-term debt on its Consolidated Balance Sheets which includes the previously reported $25.0 million of outstanding preferred securities, $15.0 million of preferred securities held by another subsidiary of the Company and previously eliminated in consolidation, plus $1.2 million of common securities held by the Company, which were also previously eliminated in consolidation. See Note 7 of the Notes to the Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150). SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity’s other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares be classified as liabilities. SFAS No. 150 amends SFAS No. 128, “Earnings Per Share,” and SFAS No. 133, and nullifies (or partially nullifies) various Emerging Issues Task Force (“EITF”) consensuses. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB issued Staff Position (“FSP”) No. 150-3 which deferred the application of several provisions of SFAS No. 150. The adoption of SFAS No. 150 and FSP No. 150-3 did not, and are not expected to, have a material effect on the Company’s Consolidated Financial Statements.

In November 2003, the FASB ratified a consensus reached by the Emerging Issues Task Force in EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which is effective for fiscal years ending after December 15, 2003. The consensus requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. These disclosures are contained in Note 2 of the Notes to Consolidated Financial Statements.

In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulleting No. 105, “Application of Accounting Principles to Loan Commitments, ” (SAB No. 105). SAB No. 105 applies to all registrants that issue loan commitments that relate to the origination of mortgage loans that will be held for sale and applies specifically to loan commitments that are issued after March 31, 2004. The adoption of SAB No. 105 is not expected to have a material effect on the Company’s Consolidated Financial Statements.

Completed Divestitures

During the first quarter of 2003, AMCORE Bank, N.A. (the “BANK”) sold six Wisconsin branches in Clinton, Darien, Montello, Kingston, Dalton and Westfield, resulting in $8.2 million pre-tax or $4.9 million in after-tax gains, net of associated costs. For the six branches sold, $47.8 million in loans, $124.6 million in deposits and $2.1 million in premises and equipment were transferred to the respective buyers. The net cash paid by the Company to settle the divestitures was $65.4 million.

NOTE 2 - SECURITIES

A summary of securities at March 31, 2004 and December 31, 2003 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
At March 31, 2004
Securities Available for Sale:
U.S. Treasury	$5,000	$26	$—	$5,026
U.S. Government agencies	83,063	1,279	(2)	84,340
Agency mortgage-backed securities	819,113	9,564	(1,928)	826,749
State and political subdivisions	141,918	9,662	(6)	151,574
Corporate obligations and other	92,384	1,963	(150)	94,197

Total Securities Available for Sale	$1,141,478	$22,494	$(2,086)	$1,161,886

At December 31, 2003
Securities Available for Sale:
U.S. Treasury	$5,000	$27	$—	$5,027
U.S. Government agencies	78,582	532	(1)	79,113
Agency mortgage-backed securities	835,986	9,400	(5,169)	840,217
State and political subdivisions	144,580	8,855	—	153,435
Corporate obligations and other	87,725	854	(989)	87,590

Total Securities Available for Sale	$1,151,873	$19,668	$(6,159)	$1,165,382

Realized gross gains resulting from the sale of securities available for sale were $1.9 million and $631,000 for the three months ended March 31, 2004 and 2003, respectively. Realized gross losses were $20,000 and $358,000 for the three months ended March 31, 2004 and 2003, respectively. At March 31, 2004 and 2003, securities with a fair value of $825.0 million and $807.1 million, respectively, were pledged to secure public deposits, securities under agreements to repurchase and for other purposes required by law.

Summary of unrealized loss information for investment securities, categorized by security type, at March 31, 2004 was as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses
Description of Securities
Securities Available for Sale:
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government agencies	—	—	246	(2)	246	(2)
Agency mortgage-backed securities	221,490	(1,911)	5,922	(17)	227,412	(1,928)
State and political subdivisions	1,592	(6)	—	—	1,592	(6)
Corporate obligations and other	2,661	(19)	10,799	(131)	13,460	(150)

Total Securities Available for Sale	$225,743	$(1,936)	$16,967	$(150)	$242,710	$(2,086)

(1)	Of the $150,000 total unrealized losses twelve months or longer, $129,000 related to a single asset-backed bond collateralized by fixed rate manufactured housing contracts and installment loan agreements. At March 31, 2004, the S&P quality rating for this bond was an ‘BBB’ and the security was sufficiently collateralized such that credit loss is considered remote. The security has an average life of seven years and the Company has the ability to hold the security until all principal paydowns have been received. In the event of prepayment, it is expected that the Company would recover substantially all of its recorded investment.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at March 31, 2004 and December 31, 2003 was as follows:

	March 31, 2004	December 31, 2003
	(in thousands)
Commercial, financial and agricultural	$755,740	$733,167
Real estate-commercial	1,180,382	1,147,592
Real estate-residential	367,568	362,254
Real estate-construction	193,749	194,495
Installment and consumer	545,240	554,514
Direct lease financing	211	287

Gross loans	$3,042,890	$2,992,309
Allowance for loan losses	(43,475)	(42,115)

Net Loans	$2,999,415	$2,950,194

An analysis of the allowance for loan losses for the periods ended March 31, 2004 and March 31, 2003 is presented below:

	March 31, 2004	March 31, 2003
	(in thousands)
Balance at beginning of period	$42,115	$35,214
Provision charged to expense	4,675	12,575
Loans charged off	(4,862)	(7,327)
Recoveries on loans previously charged off	1,547	545
Reductions due to sale of loans	—	(1,407)

Balance at end of period	$43,475	$39,600

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s intangible asset values by segment at March 31, 2004 are as follows:

Unamortized Intangible Assets
Goodwill – Retail Banking	$3,572
- Commercial Banking	2,381
- Trust and Asset Management	9,622

Total Unamortized Intangible Assets	$15,575

Total Intangibles (net)	$15,575

The core deposit intangibles were fully amortized as of December 31, 2003. There were no changes in the carrying amount of goodwill for the three months ended March 31, 2004. Changes in the carrying amount of goodwill for the three months ended March 31, 2003 were related to the sale of six bank branches in the first quarter of 2003. The changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows:

	Retail Banking	Commercial Banking	Trust and Asset Management	Total
	(in thousands)
Balance as of January 1, 2003	$3,614	$2,409	$9,622	$15,645
Goodwill related to branches sold	42	28	—	70

Balance as of March 31, 2003	$3,572	$2,381	$9,622	$15,575

The Originated Mortgage Servicing Right (“OMSR”) asset values which are recorded in Other Assets on the Consolidated Balance Sheets are included in the Mortgage Banking Segment. The March 31, 2004 balances are in the table below. At December 31, 2003, the net carrying amount of OMSR was $11.2 million and there was no OMSR Valuation Allowance.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Capitalized OMSR	$32,394	$21,000	$11,394
Less: OMSR Valuation Allowance			(1,739)

Net OMSR			$9,655

OMSR Valuation Allowance
Balance at beginning of year			$—
Impairment valuation charged to expense			1,739

Balance at March 31, 2004			$1,739

The current and estimated OMSR amortization expense on the Company’s OMSR asset are as follows:

Mortgage Banking
(in thousands)
Aggregate Amortization Expense For Quarter Ended 3/31/04	$725
Estimated Amortization Expense
For Remainder of Year Ending 12/31/04	$2,564
For Year Ending 12/31/05	2,207
For Year Ending 12/31/06	1,656
For Year Ending 12/31/07	993
For Year Ending 12/31/08	795
For Year Ending 12/31/09	636
Thereafter	2,543

Total	$11,394

The weighted-average amortization period for OMSR retained during the first quarter of 2004 was 10.8 years. The unpaid principal balance of mortgage loans serviced for others, including mortgage loans held for sale, was $1.2 billion as of March 31, 2004 and December 31, 2003 and was $1.1 billion as of March 31, 2003.

NOTE 5 - SALE OF RECEIVABLES

There were no sales of indirect automobile loans during the first quarter 2004. During the first quarter 2003, the Company sold $106.0 million of indirect automobile loans, reporting a pre-tax gain of $2.5 million ($1.5 million after-tax). Upon sale, the net carrying amount of the loans is removed from the consolidated balance sheet in exchange for cash and certain retained interests. The retained interests included rights to service the loans that were sold (the "Servicing Rights") and an interest in residual cash flows (the "Interest-Only Strip"). The Interest-Only Strip includes the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the "Excess Spread") plus an interest in sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the "Credit Enhancement" or "Overcollateralization"). These retained interests were allocated a carrying value of $9.2 million at the time of sale.

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

Key economic assumptions used in measuring the retained interests at the date of the securitization and as of March 31, 2004 including the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

		As of March 31, 2004
	Loans Sold During 2003	Actual	10% Adverse Change	20% Adverse Change
	(in thousands)
Prepayment speed assumptions
Prepayment speed	1.7%	2.0%	2.2%	2.4%
Weighted average life (in months)	19.5	14.9	14.4	13.9
Fair value of retained interests	$9,418	$7,300	$7,225	$7,153
Change in fair value	$—	$—	$(75)	$(147)
Expected credit loss assumptions
Expected credit losses (loss to liquidation)	1.9%	2.0%	2.2%	2.4%
Fair value of retained interests	$9,418	$7,300	$7,142	$6,985
Change in fair value	$—	$—	$(158)	$(315)
Residual cash flow discount rate assumptions
Residual cash flow discount rate (annual)	20%	17.0%	18.7%	20.4%
Fair value of retained interests	$9,418	$7,300	$7,162	$7,028
Change in fair value	$—	$—	$(138)	$(272)

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

Total cash flows attributable to the indirect automobile loan securitization transactions was an inflow of $7.1 million and $98.7 million for the first quarters of 2004 and 2003, respectively. The following table summarizes the various cash flows received from and paid to the securitization trust:

	Proceeds From Securitizations	Servicing Fees Collected	Other Cash Flows	Fees Paid
	(in thousands)
Cash flows received from trust in first quarter 2004	$—	$139	$6,933	$—
Cash flows received from trust in first quarter 2003	$98,483	$78	$125	$—

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

	Total Principal Amount of Loans		Principal Amount of Delinquent Loans		Net Credit Losses Year-to-Date
	As of March 31
	2004	2003	2004	2003	2004	2003
	(in thousands)
Held in portfolio	$460,763	$430,276	$5,509	$4,210	$1,112	$1,110
Securitized	79,873	137,790	1,160	1,207	426	257

Total	$540,636	$568,066	$6,669	$5,417	$1,538	$1,367

Actual and projected static pool credit losses, as a percentage of indirect automobile loans securitized are 1.51%, 1.77% and 2.12% as of the quarters ended March 31, 2004, 2005, and 2006, respectively. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amounts shown here for each year are a weighted average for all indirect automobile loan securitizations.

NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings at March 31, 2004 and December 31, 2003 consisted of the following:

	March 31, 2004	December 31, 2003
	(in thousands)
Securities sold under agreements to repurchase	$426,487	$435,029
Federal Home Loan Bank borrowings	40,027	25,042
Federal funds purchased	45,005	74,950
U.S. Treasury tax and loan note accounts	6,435	10,042
Commercial paper borrowings	6,050	12,000

Total short-term borrowings	$524,004	$557,063

NOTE 7 - LONG-TERM BORROWINGS

Long-term borrowings at March 31, 2004 and December 31, 2003 consisted of the following:

	March 31, 2004	December 31, 2003
	(in thousands)
Federal Home Loan Bank borrowings	$144,605	$158,545
AMCORE Capital Trust I borrowings	41,238	—
Capital Trust preferred securities	—	25,000
Capitalized Lease Obligation and other	1,064	1,064

Total Long-Term Borrowings	$186,907	$184,610

The Company periodically borrows additional funds from the Federal Home Loan Bank (“FHLB”) in connection with the purchase of mortgage-backed securities and the financing of 1-to-4 family real estate loans. Certain FHLB borrowings have prepayment penalties and call features associated with them. The average maturity of these borrowings at March 31, 2004 is 4.0 years, with a weighted average borrowing rate of 4.40%. The Company reclassifies FHLB borrowings to short term borrowings when the remaining maturity becomes less than one year. FHLB borrowings with call features, assuming they are called at the earliest call date, total $77.0 million in 2004.

Upon adoption of FIN 46, the Company was required to de-consolidate its investment in AMCORE Capital Trust I (“Trust”) a statutory business trust. As a result of the de-consolidation, the March 31, 2004 balance reflects $41.2 million of long-term debt on its Consolidated Balance Sheets which included the previously reported $25.0 million of outstanding preferred securities, $15.0 million of preferred securities held by another subsidiary of the Company and previously eliminated in consolidation, plus $1.2 million of common securities held by the Company, which were also previously eliminated in consolidation.

The capital securities pay cumulative cash distributions semiannually at an annual rate of 9.35%. The securities are redeemable from March 25, 2007 until March 25, 2017 at a declining rate of 104.675% to 100% of the principal amount. After March 25, 2017, they are redeemable at par until June 15, 2027 when redemption is mandatory. Prior redemption is permitted under certain circumstances such as changes in tax or regulatory capital rules. The proceeds of the capital securities were invested by the Trust in junior subordinated debentures which represents all of the assets of the Trust. The Company fully and unconditionally guarantees the capital securities through the combined operation of the debentures and other related documents. The Company’s obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Company. The $41.2 million of AMCORE Capital Trust I borrowings bear interest at a rate of 9.35% with put features that mirror the capital security call features.

Other long-term borrowings includes a capital lease with a net carrying amount of $1.1 million on a branch facility leased by the Company. The Company is amortizing the capitalized lease obligation and depreciating the facility over the remaining non-cancelable term of the original lease, which expires or renews in 2021.

Scheduled reductions of long-term borrowings are as follows:

Total
(in thousands)
2005	$20,186
2006	16,721
2007	28
2008	80,717
2009	36
Thereafter	69,219

Total	$186,907

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

Interest rate swaps are used by the Company to convert assets and liabilities with variable-rate cash flows to assets and liabilities with fixed-rate cash flows (the “Hedged Items”). Under this arrangement, the Company receives payments from or makes payments to the Counter-party at a specified floating-rate index that is applied to the Notional Principal Amount. This periodic receipt or payment essentially offsets floating-rate interest payments that the Company makes to its depositors or lenders or receives from its loan customers. In exchange for the receipts from or payments to the Counter-party, the Company makes payments to or receives a payment from the Counter-party at a specified fixed-rate that is applied to the Notional Principal Amount. Thus, what was a floating rate obligation or a floating rate asset before entering into the derivative arrangement is transformed into a fixed rate obligation or asset. These types of Hedges are considered cash flow Hedges. The Company also uses interest rate swaps to convert fixed-rate liabilities to floating-rate liabilities. This is typically done when a fixed rate liability has been incurred to fund a variable-rate loan or investment. The interest rate swap has the effect of matching the interest rate risk on the funding with the interest rate risk on the loans or investment. This type of Hedge is considered a fair value Hedge. The longest-term derivative that the Company has used to Hedge its interest rate exposure (cash flow Hedge) expires in September 2004, while the longest-term fair value Hedge expires in December 2019.

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

All derivatives are recognized at fair value in the Consolidated Balance Sheets. Changes in fair value for derivatives that are not Hedges as defined by generally accepted accounting principles are recognized in the Consolidated Statement of Income (“Income Statement”) as they arise. If the derivative is a Hedge, depending on the nature of the Hedge, changes in the fair value of the derivative are either offset in the Income Statement or recorded as a component of other comprehensive income (“OCI”) in the Consolidated Statement of Stockholders’ Equity. If the derivative is designated as a fair value Hedge, the changes in the fair value of the derivative and of the Hedged Item attributable to the Hedged risk are recognized in the Income Statement. To the extent that fair value Hedges are highly effective, changes in the fair value of the derivatives will largely be offset by changes in the fair values of the Hedged Items. If the derivative is designated as a cash flow Hedge, changes in the fair value of the derivative due to the passage of time (“Time Value”) are excluded from the assessment of Hedge effectiveness and therefore flow through the Income Statement for each period. The effective portion of the remaining changes in the fair value of the derivative (“Intrinsic Value”) are recorded in OCI and are subsequently recognized in the Income Statement when the Hedged Item affects earnings. Ineffective portions of changes in the fair value of cash flow Hedges are recognized in the Income Statement. Hedge ineffectiveness is caused when the change in expected future cash flows or fair value of a Hedged Item does not exactly offset the change in the future expected cash flows or fair value of the derivative instrument, and is generally due to differences in the interest rate indices or interest rate reset dates. All derivatives, with the exception of $162,000 in notional value of swaps left unhedged due to the call of the Hedged Item, qualify and have been designated as Hedges.

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

The Income Statement for the three months ended March 31, 2004 included the following derivative related activity in other non-interest income: no income or loss due to the change in the Time Value component of the market value of cash flow Hedges, $2,000 income on the change in value of derivatives that do not qualify for hedge accounting, $24,000 income related to the ineffective portion of the fair value Hedges, and $188,000 income related to Mortgage Loan Derivatives (net of the corresponding mark-to-

market adjustment on Hedged Warehouse Loans). These items, net of taxes of $84,000, totaled $130,000 in income recorded for the quarter ended March 31, 2004. During the quarter, the Company terminated two fair value hedges of FHLB borrowings with a combined notional amount of $74.0 million, which resulted in a gain of $690,000. The gain continued to be classified in long term debt and amortized over the original term of the swap.

The Income Statement for the three months ended March 31, 2003 included the following derivative related activity in other non-interest income: $2,000 loss due to the decrease in the Time Value component of the market value of cash flow Hedges, no income or loss related to the ineffective portion of the cash flow Hedges and an $80,000 loss related to Mortgage Loan Derivatives (net of the corresponding mark-to-market adjustment on Hedged Warehouse Loans held for sale). These items, net of taxes of $32,000, totaled a $50,000 loss recorded for the quarter ended March 31, 2003.

Reclassification from OCI to the Income Statement occurs each period as continuing cash flow payments bring the Intrinsic Value component of the market value of each cash flow Hedge closer to zero. During 2002, swaps that were Hedging loan cash flows were sold, for which the Company received $3.3 million plus accrued interest. The gain continued to be classified in OCI and amortized over the original term of the swap. For the quarter ended March 31, 2004, $481,000 of this pre-tax gain was amortized (reclassified) from OCI into income. During the three months ended March 31, 2003, $577,000 of this pre-tax gain was amortized (reclassified) from OCI into income. The remaining pre-tax gain of $489,000 included in OCI at March 31, 2004 is expected to be reclassified into income during the next twelve months.

NOTE 9 – STOCK INCENTIVE PLANS

At March 31, 2004, the Company had various stock-based compensation plans that are described more fully in Note 13 included in the Form 10–K Annual Report of the Company for the year ended December 31, 2003. The Company accounts for these plans under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based compensation cost for option grants under these plans is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company’s Stock Option Advantage Plan, an employee stock purchase plan (“ESPP”) within the meaning of Section 423 of the Internal Revenue Code of 1986, allows participating employees to purchase the Corporation’s common stock at an exercise price of 85% of the lower of the closing price of the Company’s common stock on the Nasdaq National Market on the first or last day of each offering period. No charge to earnings is recorded with respect to the ESPP. Accordingly, the Pro Forma table below includes fair value compensation expense in the amount of the 15% discount between the stock price and the option exercise price.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to all stock-based compensation. The fair values were calculated using a Black-Scholes option pricing model.

	For the Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Net Income:
As reported	$10,018	$10,721
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(573)	(610)

Pro forma	$9,445	$10,111

Basic earnings per share:
As reported	$0.40	$0.43
Pro forma	0.37	0.41
Diluted earnings per share:
As reported	$0.39	$0.43
Pro forma	0.37	0.41

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

Both financial and performance standby letters of credit are typically issued for a period of one year to five years, but can be extended depending on the BANK customer’s needs. As of March 31, 2004, the maximum remaining term for any outstanding standby letters of credit was approximately seven years, expiring on December 15, 2010.

A fee of one to two percent of face value is normally charged to the BANK customer and is recognized as income over the term of the standby letter of credit. The carrying value of deferred fees, as of March 31, 2004, was $879,000.

At March 31, 2004, the contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay under the guarantees, was $182.7 million, with $155.6 million in financial standby letters of credit and $27.1 million in performance standby letters of credit.

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

NOTE 11 – EARNINGS PER SHARE (EPS)

Earnings per share calculations are as follows:

	For the Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Net Income	$10,018	$10,721
Basic earnings per share:
Average basic shares outstanding	25,210	24,792

Earnings per share	$0.40	$0.43

Diluted earnings per share:
Weighted average shares outstanding	25,210	24,792
Dilutive shares	267	140
Contingently issuable shares	23	4

Average diluted shares outstanding	25,500	24,936

Diluted earnings per share	$0.39	$0.43

As prescribed by SFAS No.128, “Earnings Per Share”, basic EPS is computed by dividing net income available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding.

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

NOTE 12 - SEGMENT INFORMATION

AMCORE’s internal reporting and planning process focuses on its four primary business Segment(s): Commercial Banking, Retail Banking, Trust and Asset Management, and Mortgage Banking. The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray each Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an appropriate allocation of shared support function expenses. The Commercial, Retail and Mortgage Banking Segments also include fund transfer adjustments to appropriately reflect the cost of funds on loans made and funding credits on deposits generated. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2003.

Since there are no comprehensive authorities for management accounting equivalent to accounting principles generally accepted in the United States of America, the information presented is not necessarily comparable with similar information from other financial institutions. In addition, methodologies used to measure, assign and allocate certain items may change from time-to-time to reflect, among other things, accounting estimate refinements, changes in risk profiles, changes in customers or product lines, and changes in management structure. During the first quarter of 2004, for presentation purposes and greater comparability with industry practices, certain loan origination costs have been reclassified and netted against mortgage banking income in the Consolidated Statements of Income. These reclassifications resulted in an equal decrease to compensation expense and employee benefits. The reclassifications had no effect on Stockholders’ Equity or net income as previously reported.

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

The Company provides Commercial and Retail banking services through its 63 banking locations. The Commercial Banking Segment provides services including lending, business checking and deposits, treasury management and other traditional as well as electronic commerce commercial banking services to large and small business customers. The Retail Banking Segment provides services including direct and indirect lending, checking, savings, money market and certificate of deposit (CD) accounts, safe deposit rental, automated teller machines and other traditional and electronic-commerce retail banking services to individual customers. The Trust and Asset Management segment provides trust, investment management, employee benefit recordkeeping and administration and brokerage services. It also acts as advisor and provides fund administration to the Vintage Mutual Funds and various public fund programs. These products are distributed nationally (i.e. Vintage Equity Fund is available through Charles Schwab, One Source™), regionally to institutional investors and corporations, and locally through AMCORE’s BANK locations. The Mortgage Banking segment provides a variety of mortgage lending products to meet its customer needs. It sells a majority of the long-term fixed-rate loans to the secondary market and continues to service most of the loans sold.

For the three months ended March 31, 2004

	Operating Segments
	Commercial Banking	Retail Banking	Trust and Asset Management	Mortgage Banking	Other	Consolidated
			(dollars in thousands)
Net interest income	$20,280	$10,492	$8	$2,408	$4,100	$37,288
Non-interest income	2,325	3,434	6,563	(169)	5,376	17,529

Total revenue	22,605	13,926	6,571	2,239	9,476	54,817
Provision for loan losses	2,084	2,692	—	(101)	—	4,675
Depreciation and amortization	150	597	98	8	1,139	1,992
Other non-interest expense	10,166	10,253	5,502	2,778	6,060	34,759

Pretax earnings (loss)	10,205	384	971	(446)	2,277	13,391
Income taxes (benefits)	3,916	150	398	(174)	(917)	3,373

Earnings (loss)	$6,289	$234	$573	$(272)	$3,194	$10,018

Segment profit (loss) percentage	92.2%	3.4%	8.4%	(4.0%)	N/A	100.0%

Assets	$2,104,049	$821,085	$17,885	$251,995	$1,424,022	$4,619,036

For the three months ended March 31, 2003
Net interest income	$18,435	$11,506	$12	$3,332	$1,231	$34,516
Non-interest income	3,997	11,897	6,527	2,913	3,088	28,422

Total revenue	22,432	23,403	6,539	6,245	4,319	62,938
Provision for loan losses	10,161	2,023	—	391	—	12,575
Depreciation and amortization	172	530	115	9	829	1,655
Other non-interest expense	8,014	9,824	5,197	2,572	8,732	34,339

Pretax earnings (loss)	4,085	11,026	1,227	3,273	(5,242)	14,369
Income taxes (benefits)	1,503	4,300	498	1,276	(3,929)	3,648

Earnings (loss)	$2,582	$6,726	$729	$1,997	$(1,313)	$10,721

Segment profit percentage	21.5%	55.9%	6.1%	16.5%	N/A	100.0%

Assets	$1,909,228	$818,872	$18,906	$343,173	$1,278,119	$4,368,298

NOTE 13- BENEFIT PLANS

Employee Benefit Plans. All subsidiaries of the Company participate in the AMCORE Financial Security Plan (Security Plan), a qualified profit sharing plan under Section 401(a) of the Internal Revenue Code. The Security Plan offers participants a personal retirement account, a cash profit sharing payment and a personal savings account 401(k). The expense related to the Security Plan and other similar plans from acquired companies for the three months ended March 31, 2004 and 2003 was approximately $1.49 million and $1.47 million, respectively.

In addition to the Security Plan, certain health care and life insurance benefits are made available to active employees. The Company’s share of cost of these benefits is expensed as incurred. Group health benefits are offered to retirees with 100% of the cost borne by the retiree.

The Company provides a deferred compensation plan (entitled “AMCORE Financial, Inc. Deferred Compensation Plan”) for senior officers and directors. This plan provides the opportunity to defer salary, bonuses and non-employee director fees.

The Company provides additional retirement benefits to certain key executives through plans that are non-qualified, non-contributory and unfunded.

Under one such arrangement, the additional retirement benefits replace what would have been provided under the qualified plans in the absence of limits placed on qualified plan benefits by the Internal Revenue Code of 1986. The expense related to this arrangement was $50,000 and $77,000 for the three months ended March 31, 2004 and 2003, respectively.

Another arrangement provides supplemental retirement benefits that are based upon three percent of final base salary, times the number of years of service. Benefits under this plan may not exceed 70% or be less than 45% of a participant’s final base salary less offsets for social security and other employer retirement plan contributions. The measurement date for obligations for this plan are determined in January when estimated offsets from employer sponsored retirement plans are annually re-evaluated. The following table summarizes the net periodic benefit cost recognized for the periods ended March 31, 2004 and 2003:

	Quarter ended March 31,
	2004	2003
	(in thousands)
Components of net periodic benefit cost:
Service cost	$4	$17
Interest cost	23	21
Actuarial losses and decrease in offsets	14	45

Net periodic cost	$41	$83

Weighted-average assumptions:
Discount rate	6.00%	6.11%
Rate of compensation increase	3.00%	4.00%

As of March 31, 2004, $134,109 was contributed to the plan to fund distributions to plan participants. No additional contributions or distributions are expected during 2004.

Directors Benefits. The Company pays a lifetime annual retainer to certain retired directors. Effective January 1, 1993, the Company adopted SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” to account for these benefits. This statement requires employers to recognize postretirement benefits on an accrual basis rather than on a cash basis. The expense for the three months ended March 31, 2004 and 2003 related to this plan was $54,000 and $40,000, respectively. The transition obligation, representing the present value of future payments upon adoption of accrual basis accounting was approximately $842,000 and is being amortized over a twenty-year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and Subsidiaries (“AMCORE” or the “Company”) consolidated financial condition as of March 31, 2004 compared to December 31, 2003 and the consolidated results of operations for the three months ended March 31, 2004 compared to the same period in 2003. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

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

Contemplated, projected, forecasted or estimated results in such forward-looking statements involve certain inherent risks and uncertainties. A number of factors – many of which are beyond the ability of the Company to control or predict – could cause actual results to differ materially from those in its forward-looking statements. These factors include, among others, the following possibilities: (I) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new or existing competitors; (II) adverse state, local and federal legislation and regulation; (III) failure to obtain new customers and retain existing customers; (IV) inability to carry out marketing and/or expansion plans; (V) ability to attract and retain key executives or personnel; (VI) changes in interest rates including the effect of prepayment; (VII) general economic and business conditions which are less favorable than expected; (VIII) equity and fixed income market fluctuations; (IX) unanticipated changes in industry trends; (X) unanticipated changes in credit quality and risk factors; (XI) success in gaining regulatory approvals when required; (XII) changes in Federal Reserve Board monetary policies; (XIII) unexpected outcomes on existing or new litigation in which AMCORE, its subsidiaries, officers, directors or employees are named defendants; (XIV) technological changes; (XV) changes in accounting principles generally accepted in the United States of America; (XVI) changes in assumptions or conditions affecting the application of “critical accounting estimates”; (XVII) inability of third-party vendors to perform critical services for the company or its customers; and (XVIII) disruption of operations caused by the conversion and installation of data processing systems.

OVERVIEW OF OPERATIONS

AMCORE reported net income of $10.0 million for the three months ended March 31, 2004. This compares to $10.7 million for the same period in 2003, representing a decline of $703,000 or 7%. Diluted earnings per share were $0.39 for the three months ended March 31, 2004, compared to $0.43 for the same period in 2003. This represents a decrease of $0.04 per diluted share or 9%.

AMCORE’s annualized return on average equity for the first quarters of 2004 and 2003 was 10.50% and 12.01%, respectively. The annualized return on average assets was 0.88% and 0.98% for the first quarters of 2004 and 2003, respectively.

Branch Strategy

The Company’s Branch Strategy for its banking operations (BANK) was launched in 2001 and includes $58 million in previously announced incremental capital spending committed for the opening and/or upgrading of offices in select markets, particularly along the I-90 growth corridor between Chicago’s northwest suburbs, Madison, Wisconsin and Milwaukee, Wisconsin (the “Branch Expansion”), combined with the exiting of certain markets that no longer fit its growth objectives (the “Branch Sales”). The BANK’s Branch Expansion strategy initially targets markets where there are strong population growth rates and high concentrations of mid-size businesses, with a seasoned commercial service staff in a leased facility (limited branch office or “LBO”). Once a book of business is developed and the branch becomes profitable, a more permanent site for a full service facility is sought.

Since the launching of the Branch Strategy in 2001, Branch Sales have included seven Illinois branches and six Wisconsin branches. The Wisconsin Branch Sales occurred during the first quarter of 2003. Combined loans, deposits and premises and equipment of $48 million, $125 million and $2 million, respectively, were sold to the respective buyers of the Wisconsin branches, resulting in a pre-tax gain of $8.2 million or a net after-tax gain of $4.9 million (also referred to as “Branch Gain”). The BANK currently has no plans to sell any additional branches.

Since April 2001, Branch Expansion activity has resulted in 22 new branches, which include ten LBOs and twelve full service facilities. During this time the BANK closed six offices, when they were upgraded to new facilities, for a net total of sixteen branches. Increased capabilities in the markets served by these facilities is expected to accelerate the Company’s ability to generate deposits, which will better support loan growth and decrease the use of wholesale funding. Since the inception of the Branch Expansion strategy, the new locations have generated $614 million in loans and $304 million in deposits outstanding as of March 31, 2004. Same store contributions, which include new branches opened at least one year, were $563 million in loans and $207 million in deposits.

The impact of Branch Expansion in the first quarter 2004 was dilution of $0.04 per share compared to dilution of $0.02 cents per share during the same quarter a year ago. The Company expects Branch Expansion costs to initially outpace Branch Expansion net revenues through the third quarter of 2004 and anticipates that the impact on earnings per share for the full-year of 2004 will be dilution in the range of $0.04 to $0.08 per share. The Branch Expansion strategy is expected to be accretive to earnings per share in the range of $0.10 to $0.15 per share in 2005.

By 2006, AMCORE will have added 24 new branches, net of closed branches, since the Branch Expansion began in 2001. For the remainder of 2004, this includes an LBO in Lake Zurich, Illinois and seven full service facilities in the Illinois communities of Elgin, Naperville, Peru, Schaumburg, Aurora, Carol Stream and Morton Grove. As a result, four existing LBOs and two in-store branches will be closed. Total offices by the end of 2006 are expected to number 74, two-thirds of which will be located in markets that the Company believes to exhibit characteristics of higher growth. See Table 4 for a presentation of the Company’s Branch Expansion plans.

As a complement to its Branch Expansion, the BANK added 52 additional automated teller machines (“ATMs”) in Illinois and 19 in Wisconsin that are owned and operated by an unaffiliated third party. Existing ATMs owned and operated by the BANK include 65 in Illinois and 16 in Wisconsin. Total ATM presence in Illinois and Wisconsin is 117 and 35, respectively, or 152 overall.

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

EARNINGS REVIEW OF CONSOLIDATED INCOME STATEMENT

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended March 31, 2004 and 2003.

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

	Quarters Ended
	March 31, 2004	March 31, 2003
Interest Income Book Basis	$56,355	$59,753
FTE Adjustment	1,037	1,527

Interest Income FTE Basis	57,392	61,280
Interest Expense	19,067	25,237

Net Interest Income FTE Basis	$38,325	$36,043

Net interest income on an FTE basis increased $2.3 million or 6% in the first quarter of 2004 compared to the same period in 2003, as net average volumes, spread and net interest margin all showed improvement.

The net interest spread is the difference between the average rates earned on interest-earning assets and the average rates owed on interest-bearing liabilities. The net interest margin represents net interest income divided by average earning assets. These ratios can also be used to analyze net interest income. Since a portion of the Company’s funding is derived from interest-free sources, primarily demand deposits, other liabilities and stockholders’ equity, the effective rate paid for all funding sources is lower than the rate paid on interest-bearing liabilities alone.

As Table 1 indicates, the interest rate spread increased 15 basis points to 3.40% in the first quarter of 2004 from 3.25% in the first quarter of 2003. The net interest margin was 3.65% in the first quarter of 2004, an increase of 9 basis points from 3.56% in the first quarter of 2003.

The level of net interest income is the result of the relationship between the total volume and mix of interest-earning assets and the rates earned and the total volume and mix of interest-bearing liabilities and the rates paid. The rate and volume components associated with interest-earning assets and interest-bearing liabilities can be segregated to analyze the period-to-period changes in net interest income. Changes due to rate/volume variances and changes due to the extra day in 2004 due to leap year have been allocated between changes due to average volume and changes due to average rate based on the absolute value of each to the total change of both categories. Because of changes in the mix of the components of interest-earning assets and interest-bearing liabilities, the computations for each of the components may not equal the calculation for interest-earning assets as a total, or interest-bearing liabilities as a total. Table 2 analyzes the changes attributable to the volume and rate components of net interest income.

Changes Due to Volume

In the first quarter of 2004, interest income on an FTE basis increased due to average volume by $1.6 million when compared to the first quarter of 2003. This was comprised of a $2.1 million increase in interest income net of a $542,000 increase in interest expense.

The $2.1 million increase in interest income was driven by a $122 million or 4% increase in average loans and a $44 million or 4% increase in average investment securities. Partially offsetting these increases was a $28 million or 52% decline in loans held for sale. The growth in average loans occurred despite the sale of $48 million in loans in connection with the Wisconsin Branch Sales and $106 million in Auto Loan Sales during the first quarter of 2003. The increase in average loan balances was attributable to $226 million in commercial lending driven by AMCORE’s expansion in the Chicago suburban and Madison area markets. Partially offsetting AMCORE’s commercial loan growth was a $68 million, or 15%, average decline in 1-to-4 family real estate loans. The high level of refinancing activity experienced during the first quarter 2003 slowed somewhat in the first quarter 2004 and is expected to remain at lower levels compared to the previous year. Consumer loan balances also declined $36 million or 6% and was due to the Auto Loan Sale in the first quarter 2003. The growth in average investment securities was attributable to agency mortgage-backed securities as the Company sought to replace mortgage-related assets that prepaid during the mortgage re-financing boom in 2002 and 2003. The decline in loans held for sale was attributable to the slowdown in mortgage refinancing activity.

In addition to the decline in average loans held for sale, the increases in average loans and investment securities were funded by a $226 million or 8% increase in average bank-issued deposits. This growth occurred despite the transfer of $125 million of deposits in connection with the Wisconsin Branch Sales in the first quarter of 2003. The increase in bank-issued deposits also enabled the BANK to reduce its average wholesale funding, primarily brokered certificate of deposits (“CDs”) by $98 million. The increase in average bank-issued deposits was attributable to a Company-wide initiative to attract deposits, especially transaction deposits, and the Branch Expansion. AMCORE recognizes the importance of continued bank-issued deposit growth, not only as a means of funding the Branch Expansion and other loan growth, but also to continue the strategy of reducing wholesale funding. The transition to full-service branches in new growth markets as the Branch Expansion develops, continued emphasis on attracting and retaining primary transaction accounts, and Auto Loan Sales are all means by which the Company has implemented and expects to continue to implement these strategies.

Changes Due to Rate

During the first quarter of 2004, net interest income on an FTE basis increased due to average rates by $719,000 when compared with the same quarter of 2003. This was comprised of a $6.0 million decline in interest income that was more than offset by a $6.7 million decrease in interest expense.

The yield on earning assets declined 60 basis points during the first quarter of 2004, when compared to the same period a year ago. The yield on average loans fell by 62 basis points, as interest rates that have been declining since January 2001 continue to impact pricing on new loan volume, variable priced loans which represent an increasing percentage of the Company’s loan portfolio, and loans that prepaid or refinanced during the year. While all loan categories registered declines, the largest dollar decrease was attributable to commercial real estate loans. The yield on average securities decreased by 57 basis points. This decrease was attributable to lower rates earned on replacement of mortgage-backed securities in the wake of the accelerated prepayments during the past year. Partially offsetting the decline was lower premium amortization on mortgage-backed securities as prepayment activity waned in the first quarter of 2004, compared to the prior year.

The rate paid on interest-bearing liabilities declined 75 basis points during the first quarter of 2004, compared to the first quarter of 2003. The decline was driven by lower rates paid on CDs (including brokered CDs), as older CDs bearing higher rates matured and re-priced during the period of lower interest rates. Borrowing costs also declined due to lower rates on reverse repurchase agreement renewals and favorable hedge performance.

The Company currently expects modest improvement in interest rate spread and margin for 2004, compared to 2003. Specifically, the Company expects continuing benefits from deposit re-pricing during the balance of the year. Among those factors that could cause margin and spread not to improve as anticipated by the Company include: unanticipated changes in interest rates, changes in the shape of the yield curve, the effect of prepayments or renegotiated rates, increased price competition on both deposits and loans, changes in the mix of earning assets and the mix of liabilities, including greater than anticipated use of expensive wholesale sources to fund the Branch Expansion and greater than expected loan delinquencies resulting in non-accrual status.

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

The Provision was $4.7 million in the first quarter of 2004, a decrease of $7.9 million or 63% from the $12.6 million in the first quarter of 2003. Lower net charge-offs, improved credit quality due to expansion of workout and collection staffs that enabled the Company to address deteriorating credits more quickly before further losses in value, improvement in the overall and local economies, lower non-accrual loans and delinquencies and reduced concerns over loan concentrations quarter-to-quarter were the primary factors leading to the decreased Provision. These were partially offset by increased pool allocations associated with higher historical loss experience net of reduced allocations associated with loans that were sold in the Auto Loan Sale and the Branch Sale.

Future growth in the loan portfolio, weakening economic conditions, specific credit deterioration, or declines in collateral values, among other things, could result in increased Provisions during the remainder of 2004 compared to 2003.

Non-Interest Income

Total non-interest income is comprised primarily of fee-based revenues from trust and asset management, bank-related service charges on deposits and mortgage banking income. Net security gains or losses, gains on Auto Loan Sales and Branch Sales and increases in cash surrender value (“CSV”) and death benefits on bank and company owned life insurance (“COLI”) are also included in this category.

Non-interest income, including net security gains, totaled $17.5 million in the first quarter of 2004, a decline of $10.9 million or 38% from $28.4 million in the first quarter of 2003. The decrease was primarily related to the $8.2 million pre-tax Branch Gain and the $2.5 million pre-tax Auto Loan Sale Gain, each of which occurred in the first quarter 2003. A decline in mortgage banking income was offset by increased security gains, higher COLI income, gain on loan sales in the current year and increased other income.

Trust and asset management revenue totaled $5.5 million in the first quarter of 2004, a decrease of $222,000 or 4% from $5.7 million in the first quarter of 2003. However, when compared to the fourth quarter of 2003, revenues were up modestly, despite the loss of a major public fund customer effective October 1, 2003. Revenues from this customer were $1.1 million in 2002 and $916,000 in 2003.

The trust and asset management segment manages or administers $4.3 billion of investments. Assets in the AMCORE Vintage Mutual Funds totaled $794 million at March 31, 2004. These numbers compare to $4.4 billion and $845 million, respectively, as of March 31, 2003. In addition to overall market performance, trust and asset management revenues are dependent upon the Company’s ability to attract and retain accounts, specific investment performance and other economic factors. Fees from money market mutual funds, which comprise approximately 14% of managed assets, can also be negatively affected as the federal funds purchased (“FED Funds”) rate approaches 1.00%, a level generally viewed as a minimum acceptable return by investors. At this level, investors may seek alternative investments. Thus, waivers of fees on money market mutual funds have been and may continue to be required to provide more competitive returns for investors as a means of inducing investors to maintain their level of investments. During the first quarter of 2004, approximately $94,000 of fees were waived. Fees waivers for the first quarter of 2003 were insignificant.

Mortgage banking income includes fees generated from the underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans, net of origination costs, servicing right amortization and impairment. Mortgage banking was a loss of $385,000 in the first quarter of 2004, a decline of $3.4 million from $3.0 million in the first quarter of 2003. Contributing to the $3.4 million decline was a $1.7 million mortgage servicing right impairment charge in the first quarter of 2004. The rest of the decline was primarily volume driven as mortgage closings declined 52% to $98 million in the first quarter of 2004, from $205 million in the first quarter of 2003. Of total first quarter 2004 closings, 56% were due to refinancing compared to 82% a year ago. The decline in volume was expected as refinancing activity began to slow during the fourth quarter of 2003. However, refinancing activity picked up again in March 2004, causing a surge in applications late in the quarter, as mortgage loan applications at $201 million were more than double the amount of loan closings for the quarter. Second quarter 2004 revenues are expected to reflect an increase from first quarter 2004 levels as these mortgage loans close. In addition, the Company expects continued growth in new purchase home mortgages resulting from additional mortgage loan originators, primarily in Branch Expansion markets.

As of March 31, 2004, the carrying value of AMCORE’s capitalized mortgage servicing rights was $9.7 million net of a $1.7 million impairment valuation allowance. The unpaid principal balance of mortgage loans serviced for others was $1.2 billion as of March 31, 2004. This compares to $1.1 billion as of March 31, 2003.

COLI income totaled $2.2 million in the first quarter of 2004, a $386,000 or 22% increase from $1.8 million in the first quarter of 2003. This included a $270,000 increase in net death benefits in the first quarter of 2004 compared to the same period in 2003. The remaining increase is due to additional investments and the impact of compounding, which are partially offset by lower yields due to declining interest rates. AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. As of March 31, 2004, the CSV of COLI stood at $120 million compared to $111 million at March 31, 2003. Subsequent to the end of the first quarter of 2004, the Company was advised by the broker for one of its COLI carriers of a potential change in estimate in the policy’s CSV. As a result, the Company expects that during the second quarter, a reduction of the current balance of the cash surrender value relating to this policy may be recorded, which could total as much as $350,000.

Other non-interest income includes customer service charges, bank fees, brokerage and insurance commissions, gains on fixed asset sales and other miscellaneous income. In the first quarter of 2004, other non-interest income was $3.3 million, a $758,000 or 30% increase from the first quarter of 2003. Increases in net mark-to-market adjustments on derivatives and in brokerage and insurance commissions were the primary reasons for the increase. Recent litigation involving MasterCard and VISA concerning the amount of fees charged to process signature-based debit card transactions are expected to reduce the amount of interchange income that AMCORE receives on the debit cards that it issues. Rate reductions of approximately 30% became effective August 1, 2003. Effective January 1, 2004, merchants may also refuse to accept signature-based debit card transactions. This is likely to result in additional reductions in interchange income for 2004 that could be material. At this time it is not possible to accurately predict the magnitude of this reduction since it will be driven by the individual practices and policies of the point-of-sale merchant. For the first quarter of 2004, compared to the same period in 2003, the Company’s bankcard fee income reflected a modest increase, primarily due to increased fees on new card issuances and higher volume.

Security gains of $1.9 million were recognized during first quarter 2004, a $1.6 million increase over the prior year period. The level of security gains or losses is dependent on the size of the available for sale portfolio, pledging requirements, interest rate levels, AMCORE’s liquidity needs, and balance sheet risk objectives.

Operating Expenses

Total operating expense was $36.8 million in the first quarter of 2004, an increase of $757,000 or 2%, from $36.0 million in the first quarter of 2003. Lower data-processing expenses and a $1.6 million charge for a debt extinguishment included in first quarter 2003 expenses largely offset increased personnel costs. The efficiency ratio was 67% in the first quarter of 2004, compared to 57% in the first quarter of 2003. The efficiency ratio is calculated by dividing total operating expenses by the sum of net interest income and non-interest income.

Compensation expense is the largest component of operating expenses, totaling $17.3 million in the first quarter of 2004, an increase of $2.4 million or 16% from $14.9 million in the first quarter of 2003. The increase included $1.9 million in salaries and wages associated with the Branch Expansion, net of reductions due to the Branch Sales. The remaining increase included annual merit and cost-of-living increases.

Employee benefit costs were $5.1 million in the first quarter of 2004 compared to $4.5 million in the first quarter of 2003, representing a $581,000 or 13% increase. The increase was due to higher payroll taxes and employee health costs. These were influenced by higher staffing levels due to Branch Expansion, medical cost inflation and higher healthcare claims experience.

Net occupancy expense for the first quarters of 2004 and 2003 was $2.5 million and $2.1 million, respectively, an increase of $383,000 or 18%. The increase was due to Branch Expansion strategy. Equipment expense was flat at $2.5 million quarter-to-quarter as increased Branch Expansion costs incurred in the first quarter of 2004 were offset by a decrease in personal computer replacements and related costs compared to the first quarter of 2003, which were higher due to the data processing conversion.

Data processing expense was $584,000 in the first quarter of 2004, a decline of $1.2 million or 67% compared to $1.8 million for the same period in 2003. The decrease was due to lower processing costs resulting from the conversion from an outsourced data processing system to a new in-house data processing system.

Other expenses were $4.9 million in the first quarter of 2004, a decrease of $1.5 million or 24% from $6.4 million in the first quarter of 2003. The increase was primarily due to $1.6 million in prepayment penalties related to restructuring of Federal Home Loan Bank (“FHLB”) advances in the first quarter of 2003.

Income Taxes

Income tax expense totaled $3.4 million in the first quarter of 2004, compared with $3.6 million in the first quarter of 2003, a decrease of $275,000 or 8%. The decrease was due to lower earnings before taxes, and a higher proportion of tax-exempt COLI income net of higher effective state income rates.

The effective tax rates were 25.2% and 25.4% in the first quarters of 2004 and 2003, respectively. Effective tax rates are lower than the statutory tax rates due primarily to investments in tax-exempt municipal bonds and increases in CSV and death benefits on COLI that are not taxable.

EARNINGS REVIEW BY BUSINESS SEGMENT

AMCORE’s internal reporting and planning process focuses on four primary lines of business (“Segment(s)”): Commercial Banking, Retail Banking, Trust and Asset Management, and Mortgage Banking. Note 12 of the

Notes to Consolidated Financial Statements presents a condensed income statement and total assets for each Segment.

The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray each Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an appropriate allocation of shared support function expenses. The Commercial, Retail and Mortgage Banking Segments also include funds transfer adjustments to appropriately reflect the cost of funds on loans made and funding credits on deposits generated. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Commercial earnings for the first quarter of 2004 were $6.3 million, an increase of $3.7 million or 144% from the first quarter of 2003. A decrease in Provision expense, partially offset by an increase in other non-interest expense and higher income tax expense were the primary reasons for the increase. Increases in net interest income were nearly offset by a decline in non-interest income.

Net interest income increased $1.8 million in the first quarter of 2004 compared to the same period a year ago due to increases in interest income, lower interest expense and lower cost of funds allocations. The increase in interest income was due to higher average commercial real estate loan volumes, due in large part to the Branch Expansion, net of lower yields on all major commercial loan categories. The decrease in interest expense was to due lower deposit rates. The lower yields on loans, reduced rates on deposits and decreased cost of funds allocations were all attributable to declining short-term interest rates since January of 2001, which have impacted new product (loans and deposits) pricing as well as the re-pricing of variable priced products and fixed-price product renewals or prepayments.

Non-interest income declined $1.7 million in the first quarter of 2004 when compared to the same period a year ago. The first quarter of 2003 included $2.2 million of Branch Gain allocable to Commercial, whereas the first quarter of 2004 included $612,000 of gains on the sale of the guaranteed portion of SBA loans.

The first quarter 2004 Provision declined $8.1 million from the same period in 2003. The decrease was due to lower net charge-offs, improved credit quality due to expansion of workout and collection staffs that enabled the Company to address deteriorating credits more quickly before further losses in value, improvement in the overall and local economies, lower non-accrual loans and delinquencies and reduced concerns over loan concentrations quarter-to-quarter were the primary factors leading to the decreased Provision. These were partially offset by increased pool allocations associated with higher historical loss experience.

Operating expenses increased $2.1 million in the first quarter of 2004 compared to the first quarter of 2003. The increase was largely due to increased Branch Expansion expenses, particularly higher personnel costs.

Income taxes increased $2.4 million quarter-to-quarter, due to higher pre-tax earnings.

The Commercial Segment represented 92% and 22% of total Segment earnings in the first quarters of 2004 and 2003, respectively. Commercial Segment total assets were $2.1 billion at March 31, 2004 and represented 46% of total consolidated assets.

Retail Banking

The Retail Banking Segment (“Retail”) provides retail-banking services to individual customers through the BANK’s 63 banking locations in northern Illinois and south central Wisconsin. The services provided by this Segment include direct and indirect lending, checking, savings, money market and CD accounts, safe deposit rental, ATMs, and other traditional and electronic retail banking services.

Retail earnings for the first quarter of 2004 were $234,000, a decrease of $6.5 million or 97% from the first quarter of 2003, primarily due to the Branch Gain in the first quarter of 2003.

Net interest income decreased by $1.0 million in the first quarter of 2004 due to lower interest income and reduced funds credit allocations that were partly offset by lower interest expense. Both average loan volumes and loan yields declined from the prior year first quarter, resulting in the decrease in interest income. The decline in average loan volumes was primarily the result of the Wisconsin Branch Sales and the Auto Loan Sale, both of which occurred late in the first quarter of 2003. The decrease in interest expense was due to lower deposit rates. The lower yields on loans, reduced rates on deposits and reduced funds credit allocations were all attributable to declining short-term interest rates since January of 2001, which have impacted new product (loans and deposits) pricing as well as the re-pricing of variable priced products and fixed-price product renewals or prepayments.

Non-interest income declined $8.5 million in the first quarter of 2004, compared to the same period in 2003. The decline was attributable to the $6.0 million Branch Gain and the $2.5 million Auto Loan Sale Gain, both of which occurred during the first quarter of 2003.

The first quarter 2004 Provision increased by $669,000 compared to the first quarter of 2003. The increase in the Provision was primarily attributable to increased pool allocations associated with higher historical loss experience net of reduced allocations associated with loans that were sold in the Auto Loan Sale.

Operating expenses increased by $496,000 when comparing the first quarter of 2004 with the same quarter in 2003. The increase was primarily due to increased costs for premises and equipment and higher support function allocations. Increased premises and equipment costs were due in part to Branch Expansion.

Income taxes decreased $4.2 million quarter-to-quarter due to lower pre-tax earnings.

The Retail Segment represented 3% and 56% of total segment earnings in the first quarters of 2004 and 2003, respectively. Retail Segment total assets were $821 million at March 31, 2004 and represented 18% of total consolidated assets.

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

TAM earnings for the first quarter of 2004 were $573,000, a decrease of $156,000 or 21% from the same period in 2003. The decrease was primarily due to higher operating expenses net of lower income tax expense.

TAM non-interest income increased $36,000 for the three month period ended March 31, 2004 when compared to the same period in 2003 as declines in trust and asset management revenues were essentially offset by improved brokerage commission income.

Operating expenses increased $288,000 in the first quarter of 2004 due to higher personnel costs. Partially offsetting this increase was an impairment charge incurred in the first quarter of 2003 related to internal use software that was discontinued.

Income taxes declined $100,000 in the first quarter of 2004 when compared to the same period in 2003 due to lower pre-tax earnings.

The TAM Segment represented 8% and 6% of total segment earnings in the first quarters of 2004 and 2003, respectively. TAM Segment total assets were $17.9 million at March 31, 2004 and represented less than 1% of total consolidated assets.

Mortgage Banking

The Mortgage Banking Segment (“Mortgage”) provides a variety of mortgage lending products to meet its customers’ needs. It sells the majority of the long-term, fixed-rate loans to the secondary market and continues to service most of the loans sold.

Mortgage incurred a loss of $272,000 in the first quarter of 2004, compared to income of $2.0 million in the same period in 2003. The decrease was primarily due to lower non-interest income and net interest income that were partially offset by lower Provision and income tax expense.

Net interest income decreased $924,000 in the first quarter of 2004 compared to the same quarter in 2003. This was primarily due to decreased interest income and fees on mortgage loans held for sale net of lower cost of funds allocations. Interest income declined due to lower average residential real estate loan volumes and yields, both of which were impacted by declining mortgage rates and increased prepayments since the first quarter of 2003.

Non-interest income includes fees generated from the underwriting, originating and servicing of mortgage loans along with the gains realized from the sale of these loans, net of servicing right amortization and impairment. Non-interest income for the first quarter of 2004 declined $3.1 million from the first quarter of 2003. Contributing to the $3.1 million decline was a $1.7 million mortgage servicing right impairment charge in the first quarter of 2004. The rest of the decline was primarily volume driven as mortgage closings declined 52% to $98 million in the first quarter of 2004, from $205 million in the first quarter 2003. Of total first quarter 2004 closings, 56% were due to refinancing compared to 82% a year ago. The decline in volume was expected as refinancing activity began to slow during the fourth quarter of 2003 and did not pick up again until March 2004.

The first quarter 2004 Provision decreased by $492,000 compared to the first quarter of 2003. The decrease in the Provision was primarily attributable to lower specific loss estimates on certain individually reviewed loans, reduced allocations associated with loans that were sold in the Wisconsin Branch Sale and lower net charge-offs.

Operating expenses increased $205,000 in the first quarter of 2004 compared to same period in 2003. The increase was primarily due to higher personnel costs and premises and equipment costs.

Income taxes decreased $1.5 million quarter-to-quarter due to lower pre-tax earnings.

The unpaid principal balance of mortgage loans serviced for others, including mortgage loans held for sale, was $1.2 billion as of March 31, 2004. This compares to $1.1 billion as of March 31, 2003.

The Mortgage Segment represented a negative 4% and a positive 17% of total segment earnings in the first quarters of 2004 and 2003, respectively. Mortgage Segment total assets were $252 million at March 31, 2004 and represented 5% of total consolidated assets.

BALANCE SHEET REVIEW

Total assets were $4.6 billion at March 31, 2004, an increase of $75.4 million or 2% from December 31, 2003. Total liabilities increased $64.8 million over the same period, while stockholders’ equity increased $10.6 million.

Total earning assets, including COLI, increased $67.4 million from December 31, 2003. Non-earning assets increased $8.0 million over the same period. The increase in earning assets was primarily attributable to a $50.6 million increase in loans and an $8.0 million increase in loans held for sale. The increase in loans is due to growth in the commercial real estate and commercial loan portfolios and is largely due to Branch Expansion. The increase in loans held for sale is due to a surge in mortgage activity late in the first quarter of 2004 as refinancing activity increased.

Total deposits increased $87.0 million from December 31, 2003 including a $63.8 million increase in bank-issued deposits and a $23.2 million increase in brokered CDs. The increase in bank-issued deposits is attributable to a Company-wide initiative to attract deposits, especially transaction deposits, and the Branch Expansion. Total borrowings decreased by $30.8 million over the same period. Other liabilities increased $8.6 million.

The stockholders’ equity increase was due to a rise in the unrealized value of investment securities available for sale and first quarter 2004 retained earnings.

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

The Company’s largest off-balance sheet arrangement relates to Auto Loan Sales that occurred during the first quarter of 2003 and prior years. Structured as sales pursuant to Statement of Financial Accounting Standard (“SFAS”) 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the Auto Loan Sales are a component of the Company’s liquidity and credit concentration risk management strategy. The Auto Loan Sales are also helpful as a capital management tool.

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

As of March 31, 2004, the balance of automobile loans serviced and not included on the Company’s Consolidated Balance Sheet was $79.9 million. The carrying value of retained interests was $7.3 million. The carrying value of the retained interests is the maximum estimated exposure to loss of the retained residual interests. See Note 5 of the Notes to Consolidated Financial Statements.

The Company also originates mortgage loans that it sells to the secondary market. The Company typically retains the right to service the loans that are sold. As of March 31, 2004, the unpaid principal balance of mortgage loans serviced for others was $1.2 billion. These loans are not recorded on the Company’s consolidated balance sheets. The Company, as of March 31, 2004, and in accordance with SFAS No 140, had recorded $11.4 million of capitalized mortgage servicing rights, less a $1.7 million impairment valuation allowance. See Note 4 of the Notes to Consolidated Financial Statements.

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

At March 31, 2004, a liability in the amount of $319,000, representing the value of the guarantee obligations associated with certain of the financial and standby letters of credit, has been recorded in accordance with FIN 45. This amount will be amortized into income over the life of the commitment. The notional amount of all letters of credit, including those exempted from the scope of FIN 45, was $183 million. See Note 10 of the Notes to Consolidated Financial Statements.

The carrying value of mortgage loan commitments at March 31, 2004 was an asset of $724,000. This amount represents the fair value of those commitments marked-to-market in accordance with SFAS 138, “Accounting for Derivative Instruments and Hedging Activities.” The total notional amount of mortgage loan commitments was $84 million at March 31, 2004. See Note 8 of the Notes to Consolidated Financial Statements.

At March 31, 2004, the Company had extended $698 million in loan commitments other than the mortgage loan commitments and letters of credit described above. This amount represented the notional amount of the commitment. No asset or liability has been recorded.

The Company has a number of non-marketable equity investments that have not been consolidated in its financial statements. At March 31, 2004, these investments included $5.6 million in private equity fund investments that were reported under either the cost or equity method, depending on the percentage of ownership. Not included in the carrying amount were commitments to fund an additional $1.8 million at some future date. The Company also has recorded investments of $4.3 million, $23.4 million, and $8.9 million, respectively, in stock of the Federal Reserve Bank, FHLB and preferred stock of Freddie Mac. These investments are recorded at amortized historical cost, with income recorded when dividends are declared. Other investments, comprised of various affordable housing tax credit projects (“AHTCP”), totaled approximately $670,000 at March 31, 2004. Losses are limited to the remaining investment and there are no additional funding commitments on the AHTCPs. Those investments without guaranteed yields were reported on the equity method, while those with guaranteed yields were reported using the effective yield method. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus additional commitments. The Company also holds $1.2 million in a common security investment in AMCORE Capital Trust I (“Trust”), a statutory business trust, to which the Company has $41.2 million in long-term debt outstanding. The Trust, in addition to the $1.2 million in common securities issued to the Company, issued $40.0 million in preferred securities. The $40.0 million in preferred securities were issued to non-affiliated investors in 1997 and are redeemable beginning in 2007. The BANK acquired $15.0 million in preferred securities from one of the investors in 2002. Prior to the current quarter, the Trust was consolidated with the Company and the Company reflected $25.0 million in long-term debt outstanding, which was treated as Tier 1 capital for regulatory purposes. Pursuant to FIN 46, and beginning with the first quarter of 2004, the Trust has been de-consolidated. As a result, the Company now reflects its $1.2 million common security investment on the equity method. The $15.0 million preferred securities are included in the BANK’s available for sale investment portfolio. The Company now reports the entire $41.2 million as outstanding long-term debt. Despite the adoption of FIN 46 in the first quarter of 2004, there is no change in the amount that qualifies as Tier 1 Capital for regulatory purposes.

The Company’s subsidiaries also hold assets in a fiduciary or agency capacity that are not included in the Consolidated Financial Statements because they are not assets of the Company. The total assets managed or administered by the Company at March 31, 2004, excluding the BANK’s investment portfolio, were $4.3 billion.

Contractual Obligations

In the ordinary course of its business, the Company enters into certain contractual arrangements. These obligations include issuance of debt to fund operations, property leases and derivative transactions. During the first quarter of 2004, the Company entered into 2 operating lease agreements. There are no residual value guarantees on these leases. During the quarter, the Company terminated two fair value hedges of FHLB borrowings with a combined notional amount of $74.0 million. Other than these transactions, there were no material changes in the Company’s contractual obligations since the end of the latest calendar year. Amounts as of December 31, 2003 are listed in the table below.

(in thousands)	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt	$184,610	$3	$51,908	$79,683	$53,016
Capital Lease Obligations	3,121	163	332	346	2,280
Operating Leases	17,437	2,413	3,853	2,802	8,369
Purchase Obligations	5,630	5,630	—	—	—

Total	$210,798	$8,209	$56,093	$82,831	$63,665

See Notes 6, 7 and 8 of the Notes to Consolidated Financial Statements and Note 5 to the Notes to the Consolidated Financial Statements included in the Form 10-K Annual Report for the year ended December 31, 2003.

ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

AMCORE’s credit risk is centered in its loan portfolio, which on March 31, 2004 totaled $3.0 billion, or 70% of earning assets including COLI. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer’s failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration.

The Company is also exposed to credit risk with respect to its $120.2 million investment in COLI. AMCORE manages this risk by diversifying its holdings among various carriers and by periodic internal credit reviews. All carriers have “Secure” ratings from A. M. Best that range from a low of “A” (Excellent) to “A++” (Superior).

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

The determination by management of the appropriate level of the Allowance amounted to $43.5 million at March 31, 2004, compared to $42.1 million at December 31, 2003, an increase of $1.4 million or 3%. The increase included a $1.7 million increase in specific loss estimates on certain individually reviewed loans and a $2.3 million increase for statistical loss estimates on loan groups or pools based upon historical loss experience. Partially offsetting these increases was a $2.7 million decline for loss estimates based upon reduced concerns over loan concentrations, improved credit quality due to expansion of workout and collection staffs that enabled the Company to address deteriorating credits more quickly before further losses in value, improvement in the overall and local economies and lower non-accrual loans and delinquencies.

As of March 31, 2004, the Allowance as a percent of total loans and of non-accrual loans was 1.43% and 149%, respectively. These compare to the same ratios at December 31, 2003 of 1.41% and 133%. Net charge-offs were $3.3 million for the first three months of 2004 versus $6.8 million for the first three months of 2003. These represented 0.44% and 0.95% of average loans, respectively, on an annualized basis. AMCORE’s management believes that the Allowance coverage is adequate.

An analysis of the Allowance is shown in Table 3.

Non-performing Assets

Non-performing assets consist of non-accrual loans, loans 90 days past due and still accruing, other real estate owned and other foreclosed assets. Non-performing assets totaled $39.8 million as of March 31, 2004, a decline of $1.6 million or 4% from $41.4 million at December 31, 2003. The $1.6 million decrease consisted of a $2.4 million decrease in non-accrual loans and an $1.1 million decrease in other foreclosed assets. These were partly offset by a $1.1 million increase in loans 90 days past due and still accruing and a $790,000 increase in other real estate owned. Total non-performing assets represented 0.86% and 0.91% of total assets at March 31, 2004 and December 31, 2003, respectively. Subsequent to the end of the first quarter of 2004, the Company resolved without loss its largest non-performing loan, removing approximately $6.0 million from its non-accrual loan totals.

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

Liquidity is derived primarily from bank-issued deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources include brokered CDs, FED Funds purchased lines (FED funds), FHLB advances, repurchase agreements, commercial paper and back-up lines of credit, the sale or securitization of loans, and access to other capital markets.

The parent company requires adequate liquidity to pay its expenses, repay debt when due and pay stockholder dividends. Liquidity is primarily provided to the parent through the BANK and other subsidiaries in the form of dividends. Dividends from subsidiaries through March 31, 2004 amounted to $5.0 million.

Funding of loans is the most significant liquidity need, representing 66% of total assets as of March 31, 2004. Since December 31, 2003, loans increased $50.6 million. Loans held for sale, which represents mortgage origination fundings awaiting delivery to the secondary market, increased $8.0 million. During this same time period, bank-issued deposits increased $63.8 million. The increases in loans and bank-issued deposits were due to increases resulting from the Branch Expansion and same-branch growth. The increase in loans held for sale reflects increased refinancing activity due to a decline in mortgage interest rates late in the first quarter of 2004. Overall, liquidity improved modestly during the first three months of 2004, as non-core funding, which includes borrowings and brokered CDs, declined $7.6 million.

The Company’s Branch Expansion strategy poses the greatest challenge to short and long-term liquidity. The Branch Expansion has required, and will continue to require, other sources of liquidity to fund the loan growth and the total estimated $58 million capital investment. This reflects the Company’s strategy to move into new markets where business density is greatest and where revenues and a profitable book of business can be developed over a shorter period of time. Once this is accomplished, a more permanent full-service site is sought where the Company expects deposit generation to mitigate the liquidity pressure inherent in the early phases of the strategy.

Notwithstanding the funding requirements posed by the Branch Expansion, the Company is confident of its ability to meet and manage its short and long-term liquidity needs. As of March 31, 2004 available sources of liquidity included $151 million of FED funds lines, unused collateral sufficient to support $332 million in FED discount window advances, $280 million of unpledged debt investment securities, $44 million of unused commercial paper and backup line of credit borrowings and $8 million of FHLB advances. The Company also has capacity, over time, to place sufficient amounts of brokered CDs as a source of mid- to long-term liquidity. The BANK’s indirect auto portfolio, which at March 31, 2004 was $461 million, also remains an attractive source of liquidity through additional Auto Loan Sales. At March 31, 2004, potential uses of liquidity included $698 million in commitments to extend credit, $84 million in residential mortgage commitments primarily for sale to the secondary market, and $183 million in letters of credit. At December 31, 2003, these amounts were $635 million, $42 million and $190 million, respectively.

Capital Management

Total stockholders’ equity at March 31, 2004, was $386.2 million, an increase of $10.6 million or 3% from December 31, 2003. The increase in stockholders’ equity was due to an increase in the unrealized value of investment securities available for sale and first quarter 2004 retained earnings. Other comprehensive income increased primarily due to changes in the unrealized value of investment securities available for sale. See Note 8 of the Notes to Consolidated Financial Statements. AMCORE paid dividends of $0.17 per share in the first quarter of 2004 compared to $0.16 per share in the first quarter of 2003.

AMCORE has outstanding $41.2 million of capital securities through the Trust . Of the $41.2 million, $25.0 million qualifies as Tier 1 capital for regulatory capital purposes, which is the $41.2 million reduced by the $1.2 million of common equity securities owned by the Company and the $15.0 million of preferred securities that were acquired by the BANK in 2002. The classification of these capital securities as Tier 1 Capital, pending a decision by regulatory authorities, may be impacted by the de-consolidation of the Trust pursuant to FIN 46. Any such disqualification is not expected to have a material impact on the Company’s capital adequacy.

AMCORE’s ratio of risk-based capital at 12.03%, its Tier 1 capital at 10.79% and its leverage ratio at 8.40%, all significantly exceed the regulatory minimums (as the following table indicates), as of March 31, 2004. The BANK, whose ratios are not presented below, is considered a “well-capitalized” institution based on regulatory guidelines.

(dollars in thousands)

	March 31, 2004		December 31, 2003		March 31, 2003
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$424,863	12.03%	$417,580	11.76%	$390,215	11.46%
Total Capital Minimum	282,534	8.00%	284,003	8.00%	272,389	8.00%

Amount in Excess of Regulatory Minimum	$142,329	4.03%	$133,577	3.76%	$117,826	3.46%

Tier 1 Capital (to Risk Weighted Assets)	$381,053	10.79%	$375,330	10.57%	$350,317	10.29%
Tier 1 Capital Minimum	141,267	4.00%	142,001	4.00%	136,195	4.00%

Amount in Excess of Regulatory Minimum	$239,786	6.79%	$233,329	6.57%	$214,122	6.29%

Tier 1 Capital (to Average Assets)	$381,053	8.40%	$375,330	8.49%	$350,317	7.97%
Tier 1 Capital Minimum	181,474	4.00%	176,811	4.00%	175,846	4.00%

Amount in Excess of Regulatory Minimum	$199,579	4.40%	$198,519	4.49%	$174,471	3.97%

Risk adjusted assets	$3,531,679		$3,550,035		$3,404,363

Average assets	$4,536,856		$4,420,287		$4,396,572

TABLE 1

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	For the Three Months ended March 31,
	2004			2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Taxable securities	$1,011,486	$10,917	4.32%	$899,941	$10,711	4.76%
Tax-exempt securities (1)	140,568	2,618	7.45%	208,393	3,877	7.44%

Total Securities (2)	$1,152,054	$13,535	4.70%	$1,108,334	$14,588	5.27%
Short-term investments	7,697	19	0.99%	8,415	22	1.06%
Loans held for sale (3)	25,969	714	11.00%	53,843	1,173	8.71%
Commercial	731,230	10,159	5.58%	759,934	10,971	5.85%
Commercial real estate	1,369,631	18,185	5.34%	1,115,425	16,421	5.97%
Residential real estate	372,602	5,384	5.79%	440,192	7,163	6.54%
Consumer	550,211	9,396	6.87%	586,261	10,942	7.57%

Total loans (1) (4)	$3,023,674	$43,124	5.73%	$2,901,812	$45,497	6.35%

Total interest-earning assets	$4,209,394	$57,392	5.47%	$4,072,404	$61,280	6.07%
Allowance for loan losses	(43,397)			(35,001)
Non-interest-earning assets	399,012			403,172

Total assets	$4,565,009			$4,440,575

Liabilities and Stockholders’ Equity:
Interest-bearing demand & savings deposits	$1,454,893	$3,277	0.91%	$1,124,422	$2,400	0.87%
Time deposits	1,090,754	7,323	2.70%	1,246,212	11,749	3.82%

Total Bank issued interest-bearing deposits	$2,545,647	$10,600	1.67%	$2,370,634	$14,149	2.42%
Wholesale deposits	447,091	3,344	3.01%	553,767	5,134	3.76%
Short-term borrowings	524,159	2,728	2.09%	514,470	3,172	2.50%
Long-term borrowings	183,515	2,395	5.25%	184,835	2,782	6.10%

Total interest-bearing liabilities	$3,700,412	$19,067	2.07%	$3,623,706	$25,237	2.82%
Non-interest bearing deposits	420,742			370,132
Other liabilities	60,077			84,715
Realized Stockholders’ Equity	372,055			340,073
Other Comprehensive Income	11,723			21,949

Total Liabilities & Stockholders’ Equity	$4,565,009			$4,440,575

Net Interest Income (FTE)		$38,325			$36,043

Net Interest Spread (FTE)			3.40%			3.25%

Interest Rate Margin (FTE)			3.65%			3.56%

TABLE 2

ANALYSIS OF QUARTER-TO-QUARTER CHANGES IN NET INTEREST INCOME

	For the Three Months ended March 31, 2004/2003
	Increase/(Decrease) Due to Change in		Total Net Increase (Decrease)
	Average Volume	Average Rate
	(in thousands)
Interest Income:
Taxable securities	$1,257	$(1,051)	$206
Tax-exempt securities (1)	(1,263)	4	(1,259)

Total Securities (2)	$559	$(1,612)	$(1,053)
Short-term investments	2	(5)	(3)
Loans held for sale (3)	(713)	254	(459)
Commercial	(368)	(444)	(812)
Commercial real estate	3,595	(1,831)	1,764
Residential real estate	(1,020)	(759)	(1,779)
Consumer	(617)	(929)	(1,546)

Total loans (1) (4)	1,969	(4,342)	(2,373)

Total Interest-Earning Assets	$2,105	$(5,993)	$(3,888)

Interest Expense:
Interest-bearing demand and savings deposits	$757	$120	$877
Time deposits	(1,319)	(3,107)	(4,426)

Total Bank issued interest-bearing deposits	1,013	(4,562)	(3,549)
Wholesale deposits	(878)	(912)	(1,790)
Short-term borrowings	62	(507)	(445)
Long-term borrowings	(19)	(368)	(387)

Total Interest-Bearing Liabilities	$542	$(6,712)	$(6,170)

Net Interest Margin / Net Interest Income (FTE)	$1,563	$719	$2,282

The above table shows the changes in interest income (tax equivalent "FTE") and interest expense attributable to volume and rate variances.

The change in interest income (tax equivalent) due to both volume and rate and due to the extra day in 2004 due to leap year have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%.

(2)	The average balances of the securities are based on amortized historical cost.

(3)	The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.

(4)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $679,000 and $687,000 for 2004 and 2003 respectively.

TABLE 3

ASSET QUALITY

The components of non-performing loans and foreclosed assets at March 31, 2004 and December 31, 2003 were as follows:

	March 31, 2004	December 31, 2003
	(in thousands)
Impaired loans:
Non-accrual loans
Commercial	$4,993	$3,154
Real estate	13,551	15,676
Other non-performing:
Non-accrual loans (1)	10,695	12,841
Loans 90 days or more past due and still accruing	4,401	3,304

Total non-performing loans	$33,640	$34,975

Foreclosed assets:
Real estate	5,223	4,433
Other	887	1,989

Total foreclosed assets	$6,110	$6,422

Total non-performing assets	$39,750	$41,397

(1)	These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

An analysis of the allowance for loan losses for the periods ended March 31, 2004 and 2003 is presented below:

	For the Three Months Ended March 31,
	2004	2003
	($ in thousands)
Balance at beginning of period	$42,115	$35,214
Charge-Offs:
Commercial, financial and agricultural	1,875	4,576
Real estate	939	946
Installment and consumer	2,044	1,712
Direct leases	4	93

	4,862	7,327
Recoveries:
Commercial, financial and agricultural	996	116
Real estate	21	181
Installment and consumer	528	248
Direct leases	2	—

	1,547	545
Net Charge-Offs	3,315	6,782
Provision charged to expense	4,675	12,575
Reductions due to sale of loans	—	(1,407)

Balance at end of period	$43,475	$39,600

Ratio of net-charge-offs during the period to average loans outstanding during the period (1)	0.44%	0.95%

(1)	On an annualized basis.

Table 4

AMCORE Branch Expansion Plans as of March 31, 2004

Strategy	LBO*	Full Serv.	In-store	Branch Expansion	Total Locations
2001					64 **
- Sold branches					(7)
+ New branches	1	1	0	2	2
- Closed, moved to new facility	0	0	0	0	0

Cumulative total	1	1	0	2	59
2002
+ New branches	4	3	0	7	7
- Closed, moved to new facility	(1)	(1)	0	(2)	(2)

Cumulative total	4	3	0	7	64
2003
- Sold branches					(6)
- Closed in-store					(1)
+ New branches	4	7	0	11	11
- Closed, moved to new facility	(1)	(1)	(2)	(4)	(4)

Cumulative total	7	9	(2)	14	64
2004 Projected
+ New branches	2	8	0	10	10
- Closed, moved to new facility	(4)	0	(2)	(6)	(6)

Cumulative total	5	17	(4)	18	68
2005 Projected
+ New branches	2	7	0	9	9
- Closed, moved to new facility	(3)	0	0	(3)	(3)

Cumulative total	4	24	(4)	24	74
2006 Projected
+ New branches	0	1	0	1	1
- Closed, moved to new facility	(1)	0	0	(1)	(1)

Cumulative total	3	25	(4)	24	74

*	LBO is a limited branch office.

**	Includes asset management location in Des Moines

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based upon an immediate increase in interest rates of 100 basis points and no change in the slope of the yield curve, the potential increase in net interest income for the twelve-month period beginning April 1, 2004 would be approximately $1.5 million or 0.97% of base forecasted net interest income. This analysis assumes no growth in assets or liabilities and replacement of maturing instruments with like-kind instruments. At the end of 2003, comparable assumptions would have resulted in a potential decrease in 2004 net interest income of $764,000 or -0.48%. Thus, AMCORE has moved from a earnings at risk position in a rising-rate scenario to an earnings opportunity since the end of 2003 as the Company has moved from a liability sensitive to an asset sensitive position in a rising rate climate.

Conversely, an immediate decrease in interest rates of 100 basis points and no change in the slope of the yield curve would result in a potential decrease in net interest income for the twelve-month period beginning April 1, 2004 of approximately $8.6 million or -5.62% of base forecasted net interest income. The same assumptions at the end of 2003 would have resulted in a potential decrease in net interest income of $7.1 million or -4.48%. AMCORE’s sensitivity to declining interest rates has increased since the end of 2003. AMCORE continues to be sensitive to compression as rates on most earning assets would be adversely affected by the full 100 basis point decline, whereas many interest paying liabilities may already be paying less than 1% and thus cannot decline the full 100 basis points. Other factors include the negative convexity of the mortgage-backed products and the large volume of floating rate commercial loans.

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

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company’s December 31, 2003 Form 10-K.

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

PART II— Other Information

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

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table presents information relating to all Company repurchases of common stock during the first quarter of 2004:

Issuer Purchases of Equity Securities

Period	(a) Total # of Shares Purchased	(b) Average Price Paid per Share	(c) Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum # (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2004	1,376	$22.12	0	0
February 1 - 29, 2004	94,293	28.64	0	0
March 1 - 31, 2004	163,984	29.59	0	0

Total	259,653	29.21	0	0

The Company does not have a formally announced Repurchase Program in place at this time, however, the Company does repurchase shares in open-market transactions in accordance with Exchange Act Rule 10b-18 through a limited group of brokers. These repurchases are used to replenish the Company’s Treasury Stock for re-issuances related to stock options and other employee benefit plans. Also included in the repurchased shares above are direct repurchases from participants related to the administration of the AMCORE Financial Stock Option Advantage Plan.

ITEM 6.	Exhibits and Reports on Form 8-K

(a) 3	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc. dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

3.1	By-laws of AMCORE Financial, Inc. as amended February 11, 2004. (Incorporated by reference to Exhibit 3.2 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.1	Amendment to Loan Agreement with M & I Marshall and Ilsley Bank dated April 30, 2004.

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	A report on Form 8-K, dated January 21, 2004, was filed concerning the Company’s results of operations for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCORE FINANCIAL, INC.
Date: May 7, 2004

	By:	/s/ JOHN R. HECHT

John R. Hecht Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

(a) 3	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

3.1	By-laws of AMCORE Financial, Inc., as amended February 11, 2004. (Incorporated by reference to Exhibit 3.2 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.1	Amendment to Loan Agreement with M & I Marshall and Ilsley Bank dated April 30, 2004.

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.