Form 10-Q
period 2004-06-30
AMCORE FINANCIAL INC
filed 2004-08-09
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the registrant’s common stock, par value $0.22 per share, at July 31, 2004 was 24,787,661 shares.

AMCORE FINANCIAL, INC.

Form 10–Q Table of Contents

PART I. ITEM 1: Financial Statements

AMCORE Financial, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

			June 30, 2004	December 31, 2003
			(in thousands, except share data)
ASSETS
Cash and cash equivalents			$136,681	$107,965
Interest earning deposits in banks			426	1,746
Loans held for sale			27,413	32,351
Securities available for sale			1,237,121	1,165,382
Gross loans			3,138,436	2,992,309
Allowance for loan losses			(43,230)	(42,115)

Net loans			$3,095,206	$2,950,194
Company owned life insurance			120,713	116,475
Premises and equipment, net			81,369	72,427
Goodwill			15,575	15,575
Foreclosed real estate, net			4,548	4,433
Other assets			79,144	77,080

TOTAL ASSETS			$4,798,196	$4,543,628

LIABILITIES
Deposits:
Demand deposits			$1,475,114	$1,615,392
Savings deposits			240,649	244,587
Other time deposits			1,622,221	1,508,515

Total deposits			$3,337,984	$3,368,494
Short-term borrowings			858,994	557,063
Long-term borrowings			180,037	184,610
Other liabilities			56,703	57,877

TOTAL LIABILITIES			$4,433,718	$4,168,044

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued			$—	$—
Common stock, $0.22 par value; authorized 45,000,000 shares;
	June 30, 2004	December 31, 2003
Issued	29,889,115	29,830,041
Outstanding	24,828,644	25,079,471	6,640	6,625
Treasury stock	5,060,471	4,750,570	(102,117)	(91,812)
Additional paid-in capital			74,105	73,862
Retained earnings			390,216	378,305
Deferred compensation			(311)	(353)
Accumulated other comprehensive (loss) income			(4,055)	8,957

TOTAL STOCKHOLDERS’ EQUITY			$364,478	$375,584

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY			$4,798,196	$4,543,628

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$43,439	$44,448	$86,442	$89,775
Interest on securities:
Taxable	$10,492	$9,790	$21,409	$20,501
Tax-exempt	1,668	2,300	3,370	4,820

Total Interest on Securities	$12,160	$12,090	$24,779	$25,321

Interest on federal funds sold and other short-term investments	$13	$39	$31	$54
Interest and fees on loans held for sale	765	1,632	1,479	2,805
Interest on deposits in banks	—	8	1	15

Total Interest Income	$56,377	$58,217	$112,732	$117,970

INTEREST EXPENSE
Interest on deposits	$13,476	$17,731	$27,420	$37,014
Interest on short-term borrowings	2,977	2,720	5,705	5,892
Interest on long-term borrowings	2,284	2,673	4,679	5,455

Total Interest Expense	$18,737	$23,124	$37,804	$48,361

Net Interest Income	$37,640	$35,093	$74,928	$69,609
Provision for loan losses	3,282	4,729	7,957	17,304

Net Interest Income After Provision for Loan Losses	$34,358	$30,364	$66,971	$52,305

NON-INTEREST INCOME
Trust and asset management income	$5,375	$5,677	$10,891	$11,415
Service charges on deposits	4,966	4,638	9,369	9,036
Mortgage banking income	2,835	2,101	2,450	5,090
Company owned life insurance income	540	1,693	2,709	3,476
Gain on sale of branches	—	—	—	8,208
Gain on sale of loans	—	—	612	2,491
Other	3,121	3,056	6,421	5,598

Non-Interest Income, Excluding Net Security Gains	$16,837	$17,165	$32,452	$45,314
Net security gains	—	2,012	1,914	2,285

Total Non-Interest Income	$16,837	$19,177	$34,366	$47,599
OPERATING EXPENSES
Compensation expense	$17,011	$14,767	$34,309	$29,703
Employee benefits	4,406	3,798	9,534	8,345
Net occupancy expense	2,378	1,974	4,892	4,105
Equipment expense	2,370	2,088	4,819	4,545
Data processing expense	567	1,635	1,151	3,425
Professional fees	1,149	1,207	2,391	2,269
Communication expense	1,124	1,030	2,250	2,231
Advertising and business development	1,407	1,358	2,920	2,781
Amortization of intangible assets	—	35	—	70
Other	5,592	6,160	10,489	12,572

Total Operating Expenses	$36,004	$34,052	$72,755	$70,046

Income Before Income Taxes	$15,191	$15,489	$28,582	$29,858
Income taxes	4,776	4,262	8,149	7,910

Net Income	$10,415	$11,227	$20,433	$21,948

EARNINGS PER COMMON SHARE (EPS)
Basic	$0.42	$0.45	$0.81	$0.88
Diluted	$0.41	$0.45	$0.80	$0.88
DIVIDENDS PER COMMON SHARE	$0.17	$0.16	$0.34	$0.32
AVERAGE COMMON SHARES OUTSTANDING
Basic	24,990	24,877	25,100	24,835
Diluted	25,285	25,054	25,407	24,994

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except share data)
Balance at December 31, 2002	$6,615	$74,326	$351,247	$(523)	$(97,043)	$21,059	$355,681

Comprehensive Income:
Net Income	—	—	21,948	—	—	—	21,948
Current period unrealized gains (losses) on hedging activities	—	—	—	—	—	—	—
Reclassification of gains on hedging activities to earnings	—	—	—	—	—	(1,154)	(1,154)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	450	450

Net effect of hedging activities	—	—	—	—	—	(704)	(704)

Unrealized holding losses on securities available for sale arising during the period	—	—	—	—	—	(991)	(991)
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(2,285)	(2,285)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	1,349	1,349

Net unrealized losses on securities available for sale	—	—	—	—	—	(1,927)	(1,927)

Comprehensive Income (Loss)	—	—	21,948	—	—	(2,631)	19,317

Cash dividends on common stock—$0.32 per share	—	—	(7,954)	—	—	—	(7,954)
Purchase of 3,730 shares for the treasury	—	—	—	—	(2,703)	—	(2,703)
Deferred compensation expense	—	56	—	169	—	—	225
Reissuance of 22,941 treasury shares for incentive plans	—	(851)	—	(136)	4,061	—	3,074
Issuance of 9,799 common shares for Employee Stock Plan	4	330	—	—	—	—	334

Balance at June 30, 2003	$6,619	$73,861	$365,241	$(490)	$(95,685)	$18,428	$367,974

Balance at December 31, 2003	$6,625	$73,862	$378,305	$(353)	$(91,812)	$8,957	$375,584

Comprehensive Income:
Net Income	—	—	20,433	—	—	—	20,433
Current period unrealized gains (losses) on hedging activities	—	—	—	—	—	—	—
Reclassification of gains on hedging activities to earnings	—	—	—	—	—	(805)	(805)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	314	314

Net effect of hedging activities	—	—	—	—	—	(491)	(491)

Unrealized holding losses on securities available for sale arising during the period	—	—	—	—	—	(17,972)	(17,972)
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(1,914)	(1,914)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	7,365	7,365

Net unrealized losses on securities available for sale	—	—	—	—	—	(12,521)	(12,521)

Comprehensive Income (Loss)	—	—	20,433	—	—	(13,012)	7,421

Cash dividends on common stock—$0.34 per share	—	—	(8,522)	—	—	—	(8,522)
Purchase of 744,258 shares for the treasury	—	—	—	—	(21,363)	—	(21,363)
Deferred compensation expense and other	3	100	—	102	—	—	205
Reissuance of 434,357 treasury shares for incentive plans	—	(902)	—	(60)	11,058	—	10,096
Issuance of 52,405 common shares for Employee Stock Plan	12	1,045	—	—	—	—	1,057

Balance at June 30, 2004	$6,640	$74,105	$390,216	$(311)	$(102,117)	$(4,055)	$364,478

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(in thousands)
Cash Flows From Operating Activities
Net income	$20,433	$21,948
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	3,896	3,119
Amortization and accretion of securities, net	2,113	5,427
Provision for loan losses	7,957	17,304
Amortization of intangible assets	—	70
Company owned life insurance income, net of death benefits	(1,972)	(2,960)
Gain on sale of branches	—	(8,208)
Net securities gains	(1,914)	(2,285)
Net gain on sale of loans	(612)	(2,491)
Net gain on sale of loans held for sale	(1,276)	(9,576)
Originations of loans held for sale	(217,803)	(456,031)
Proceeds from sales of loans held for sale	225,462	436,552
Deferred income tax benefit	(15)	(3,333)
Tax benefit on exercise of stock options	1,276	551
Other, net	5,028	22,481

Net cash provided by operating activities	$42,573	$22,568

Cash Flows From Investing Activities
Proceeds from maturities of securities available for sale	$118,934	$308,650
Proceeds from sales of securities available for sale	47,258	76,640
Purchase of securities available for sale	(242,999)	(317,762)
Net increase in federal funds sold and other short-term investments	—	(9,000)
Net decrease (increase) in interest earning deposits in banks	1,320	(8,453)
Net increase in loans	(156,697)	(166,113)
Proceeds from the sale of loans	—	107,734
Investment in company owned life insurance	(2,266)	(1,055)
Premises and equipment expenditures, net	(13,096)	(9,096)
Proceeds from the sale of foreclosed real estate	2,282	2,178

Net cash used for investing activities	$(245,264)	$(16,277)

Cash Flows From Financing Activities
Net (decrease) increase in demand deposits and savings accounts	$(144,216)	$280,447
Net increase (decrease) in time deposits	113,706	(67,055)
Net increase (decrease) in short-term borrowings	281,931	(151,808)
Proceeds from long-term borrowings	—	25,000
Payment of long-term borrowings	(6)	(15,800)
Net payments to settle branch sales	—	(65,439)
Dividends paid	(8,522)	(7,954)
Issuance of common shares for employee stock plan	1,057	334
Reissuance of treasury shares for incentive plans	8,820	3,625
Purchase of shares for treasury	(21,363)	(2,703)

Net cash provided by (used for) financing activities	$231,407	$(1,353)

Net change in cash and cash equivalents	$28,716	$4,938
Cash and cash equivalents:
Beginning of year	107,965	145,224

End of period	$136,681	$150,162

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$28,972	$41,108
Interest paid on borrowings	10,833	11,727
Income tax payments	3,765	13,248
Non-Cash Investing and Financing
Foreclosed real estate—acquired in settlement of loans	2,357	2,568
Transfer current portion of long-term borrowings to short-term borrowings	20,000	36
Capitalized interest	85	157
De-consolidation of AMCORE Capital Trust I—increases in assets and liabilities	16,238	—

Balance changes resulting from branch sales are excluded from individual line items such as deposits, loans, and fixed assets.

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

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

Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2003. In particular, for presentation purposes and greater comparability with industry practices, certain loan origination costs have been reclassified and netted against mortgage banking income in the Consolidated Statements of Income. These reclassifications resulted in an equal decrease to compensation expense and employee benefits. The reclassifications had no effect on Stockholders’ Equity or net income as previously reported.

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46) which was subsequently replaced by a revised FIN 46 in December 2003. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and applies to certain variable interest entities (“VIEs”) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted FIN 46 for the reporting period ending March 31, 2004. Upon adoption of FIN 46, the Company was required to de-consolidate its investment in AMCORE Capital Trust I (“Trust”), a statutory business trust. As a result of the de-consolidation, the June 30, 2004 balance reflects $41.2 million of long-term debt on its Consolidated Balance Sheets which includes the previously reported $25.0 million of outstanding preferred securities, $15.0 million of preferred securities held by another subsidiary of the Company and previously eliminated in consolidation, plus $1.2 million of common securities held by the Company, which were also previously eliminated in consolidation. See Note 7 of the Notes to Consolidated Financial Statements.

In November 2003, the FASB ratified a consensus reached by the Emerging Issues Task Force (“EITF”) in EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which is effective for fiscal years ending after December 15, 2003. The consensus requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. These disclosures are contained in Note 2 of the Notes to Consolidated Financial Statements. In March of 2004, the FASB ratified additional disclosures pursuant to EITF 03-01 that are effective for annual financial statements for fiscal years ending after June 15, 2004. The FASB also ratified guidance for evaluating whether or not an impairment should be considered other-than-temporary, therefore requiring an adjustment to earnings. This guidance is effective for periods ending after June 15, 2004. The Company has not yet completed its evaluation, however, based upon fair values as of June 30, 2004, the Company expects no material impact on its Consolidated Financial Statements.

In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulleting No. 105, “Application of Accounting Principles to Loan Commitments,” (SAB No. 105). SAB No. 105 applies to all registrants that issue loan commitments that relate to the origination of mortgage loans that will be held for sale and applies specifically to loan commitments that are issued after March 31, 2004. The adoption of SAB No. 105 did not have a material effect on the Company’s Consolidated Financial Statements.

Completed Divestitures

During the first quarter of 2003, AMCORE Bank, N.A. (the “BANK”) sold six Wisconsin branches in Clinton, Darien, Montello, Kingston, Dalton and Westfield, resulting in $8.2 million in pre-tax or $4.9 million in after-tax gains, net of associated costs. For the six branches sold, $47.8 million in loans, $124.6 million in deposits and $2.1 million in premises and equipment were transferred to the respective buyers. The net cash paid by the Company to settle the divestitures was $65.4 million.

NOTE 2—SECURITIES

A summary of securities at June 30, 2004 and December 31, 2003 is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
At June 30, 2004
Securities Available for Sale:
U.S. Treasury	$5,000	$2	$—	$5,002
U.S. Government agencies	97,846	60	(853)	97,053
Agency mortgage-backed securities	895,309	4,172	(15,010)	884,471
State and political subdivisions	154,909	5,903	(108)	160,704
Corporate obligations and other	90,434	335	(878)	89,891

Total Securities Available for Sale	$1,243,498	$10,472	$(16,849)	$1,237,121

At December 31, 2003
Securities Available for Sale:
U.S. Treasury	$5,000	$27	$—	$5,027
U.S. Government agencies	78,582	532	(1)	79,113
Agency mortgage-backed securities	835,986	9,400	(5,169)	840,217
State and political subdivisions	144,580	8,855	—	153,435
Corporate obligations and other	87,725	854	(989)	87,590

Total Securities Available for Sale	$1,151,873	$19,668	$(6,159)	$1,165,382

Realized gross gains resulting from the sale of securities available for sale were $0 and $2.0 million for the three months ended June 30, 2004 and 2003, respectively, and $1.9 million and $2.6 million for the six months ended June 30, 2004 and 2003, respectively. There were no realized gross losses for the three months ended June 30, 2004 and 2003. Realized gross losses were $20,000 and $358,000 for the six months ended June 30, 2004 and 2003, respectively. At June 30, 2004 and 2003, securities with a fair value of $944.4 million and $767.2 million, respectively, were pledged to secure public deposits, securities under agreements to repurchase and for other purposes required by law.

A summary of unrealized loss information for investment securities, categorized by security type, at June 30, 2004 is as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses
Description of Securities
Securities Available for Sale:
U.S. Government agencies	$90,774	$(853)	$—	$—	$90,774	$(853)
Agency mortgage-backed securities	593,491	(11,324)	102,557	(3,686)	696,048	(15,010)
State and political subdivisions	6,310	(108)	—	—	6,310	(108)
Corporate obligations and other	9,816	(181)	11,437	(697)	21,253	(878)

Total Securities Available for Sale	$700,391	$(12,466)	$113,994	$(4,383)	$814,385	$(16,849)

(1)	Of the $4.4 million total unrealized losses twelve months or longer, $3.7 million relates to 13 mortgage-backed securities issued by government sponsored entities (GSEs) with an S&P quality rating of ‘AAA’. Of the $697,000 unrealized losses twelve months or longer in the corporate obligations and other category, $644,000 related to a single asset-backed bond collateralized by fixed rate manufactured housing contracts and installment loan agreements. At June 30, 2004, the S&P quality rating for this bond was a ‘BBB’ and the security was sufficiently collateralized such that credit loss is considered remote. The security has an average life of seven years and the Company has the ability to hold the security until all principal paydowns have been received. In the event of prepayment, it is expected that the Company would recover substantially all of its recorded investment.

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at June 30, 2004 and December 31, 2003 was as follows:

	June 30, 2004	December 31, 2003
	(in thousands)
Commercial, financial and agricultural	$732,550	$733,167
Real estate—commercial	1,278,739	1,147,592
Real estate—residential	399,878	362,254
Real estate—construction	203,364	194,495
Installment and consumer	523,744	554,514
Direct lease financing	161	287

Gross loans	$3,138,436	$2,992,309
Allowance for loan losses	(43,230)	(42,115)

Net Loans	$3,095,206	$2,950,194

An analysis of the allowance for loan losses for the periods ended June 30, 2004 and June 30, 2003 is presented below:

	For the Six Months Ended
	June 30, 2004	June 30, 2003
	(in thousands)
Balance at beginning of year	$42,115	$35,214
Provision charged to expense	7,957	17,304
Loans charged off	(9,286)	(10,499)
Recoveries on loans previously charged off	2,444	1,542
Reductions due to sale of loans	—	(1,407)

Balance at end of period	$43,230	$42,154

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill by segment at June 30, 2004 is as follows:

Retail Banking	$3,572
Commercial Banking	2,381
Trust and Asset Management	9,622

Total Goodwill	$15,575

The core deposit intangibles were fully amortized as of December 31, 2003. There were no changes in the carrying amount of goodwill for the six months ended June 30, 2004. Changes in the carrying amount of goodwill for the six months ended June 30, 2003 were related to the sale of six bank branches in the first quarter of 2003. The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows:

	Retail Banking	Commercial Banking	Trust and Asset Management	Total
	(in thousands)
Balance as of January 1, 2003	$3,614	$2,409	$9,622	$15,645
Goodwill related to branches sold	(42)	(28)	—	(70)

Balance as of June 30, 2003	$3,572	$2,381	$9,622	$15,575

The Originated Mortgage Servicing Right (“OMSR”) asset values which are recorded in Other Assets on the Consolidated Balance Sheets are included in the Mortgage Banking Segment. The June 30, 2004 balances are in the table below. At December 31, 2003, the net carrying amount of OMSR was $11.2 million and there was no OMSR Valuation Allowance.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Capitalized OMSR	$33,839	$22,010	$11,829
Less: OMSR Valuation Allowance			—

Net OMSR			$11,829

OMSR Valuation Allowance
Balance at beginning of year	$—
Impairment valuation charged to expense during first quarter	1,739
Reversal of impairment valuation during second quarter	(1,739)

Balance at June 30, 2004	$—

The current and estimated OMSR amortization expense on the Company’s OMSR asset are as follows:

Mortgage Banking
(in thousands)
Aggregate Amortization Expense
For Quarter Ended 6/30/04	$1,010
For Six Months Ended 6/30/04	1,735
Estimated Amortization Expense
For Remainder of Year Ending 12/31/04	$1,360
For Year Ending 12/31/05	2,408
For Year Ending 12/31/06	1,854
For Year Ending 12/31/07	1,241
For Year Ending 12/31/08	993
For Year Ending 12/31/09	794
Thereafter	3,179

Total	$11,829

The weighted-average amortization period for OMSR retained during the second quarter of 2004 was 10.9 years. The unpaid principal balance of mortgage loans serviced for others, including mortgage loans held for sale, was $1.2 billion as of June 30, 2004 and December 31, 2003 and was $1.1 billion as of June 30, 2003.

NOTE 5—SALE OF RECEIVABLES

There were no sales of indirect automobile loans during the second quarter 2004 or 2003. Year to date 2003, the Company sold $106.0 million of indirect automobile loans, reporting a pre-tax gain of $2.5 million ($1.5 million after-tax). Upon sale, the net carrying amount of the loans is removed from the consolidated balance sheet in exchange for cash and certain retained interests. The retained interests included rights to service the loans that were sold (the “Servicing Rights”) and an interest in residual cash flows (the “Interest-Only Strip”). The Interest-Only Strip includes the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the “Excess Spread”) plus an interest in sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the “Credit Enhancement” or “Overcollateralization”). These retained interests were allocated a carrying value of $9.2 million at the time of sale.

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

Key economic assumptions used in measuring the retained interests at the date of the securitization and as of June 30, 2004 including the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

		As of June 30, 2004
	Loans Sold During 2003	Actual	10% Adverse Change	20% Adverse Change
	(in thousands)
Prepayment speed assumptions
Prepayment speed	1.7%	2.8%	3.0%	3.3%
Weighted average life (in months)	19.5	12.7	12.0	11.5
Fair value of retained interests	$9,418	$5,596	$5,563	$5,522
Change in fair value	$—	$—	$(33)	$(74)
Expected credit loss assumptions
Expected credit losses (loss to liquidation)	1.9%	2.1%	2.4%	2.6%
Fair value of retained interests	$9,418	$5,596	$5,450	$5,306
Change in fair value	$—	$—	$(146)	$(290)
Residual cash flow discount rate assumptions
Residual cash flow discount rate (annual)	20%	17.3%	19.0%	20.7%
Fair value of retained interests	$9,418	$5,596	$5,499	$5,406
Change in fair value	$—	$—	$(97)	$(190)

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

Total cash flows attributable to the indirect automobile loan securitization transactions was an inflow of $2.1 million and $2.2 million for the second quarters of 2004 and 2003, respectively. The following table summarizes the various cash flows received from and paid to the securitization trust:

	Proceeds From Securitizations	Servicing Fees Collected	Other Cash Flows	Fees Paid
	(in thousands)
Cash flows received from trust in second quarter 2004	$—	$237	$1,841	$—
Cash flows received from trust in second quarter 2003	$—	$251	$1,900	$—

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

	Total Principal Amount of Loans		Principal Amount of Delinquent Loans		Net Credit Losses Year-to-Date
	As of June 30
	2004	2003	2004	2003	2004	2003
	(in thousands)
Held in portfolio	$442,989	$457,948	$5,474	$5,812	$1,966	$2,043
Securitized	68,120	121,639	1,337	1,578	531	571

Total	$511,109	$579,587	$6,811	$7,390	$2,497	$2,614

Actual and projected static pool credit losses, as a percentage of indirect automobile loans securitized are 1.56%, 1.95% and 2.15% as of the quarters ended June 30, 2004, 2005, and 2006, respectively. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amounts shown here for each year are a weighted average for all indirect automobile loan securitizations.

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings at June 30, 2004 and December 31, 2003 consisted of the following:

	June 30, 2004	December 31, 2003
	(in thousands)
Securities sold under agreements to repurchase	$506,928	$435,029
Federal Reserve borrowings	108,000	—
Federal Home Loan Bank borrowings	45,012	25,042
Federal funds purchased	171,850	74,950
U.S. Treasury tax and loan note accounts	11,779	10,042
Commercial paper borrowings	15,425	12,000

Total short-term borrowings	$858,994	$557,063

NOTE 7—LONG-TERM BORROWINGS

Long-term borrowings at June 30, 2004 and December 31, 2003 consisted of the following:

	June 30, 2004	December 31, 2003
	(in thousands)
Federal Home Loan Bank borrowings	$137,736	$158,545
AMCORE Capital Trust I borrowings	41,238	—
Capital Trust preferred securities	—	25,000
Capitalized Lease Obligation and other	1,063	1,065

Capitalized Lease Obligation and other	$180,037	$184,610

The Company periodically borrows additional funds from the Federal Home Loan Bank (“FHLB”) in connection with the purchase of mortgage-backed securities and the financing of eligible family real estate loans. Certain FHLB borrowings have prepayment penalties and call features associated with them. The average maturity of these borrowings at June 30, 2004 is 3.82 years, with a weighted average borrowing rate of 4.50%. The Company reclassifies FHLB borrowings to short term borrowings when the remaining maturity becomes less than one year. FHLB borrowings with call features, assuming they are called at the earliest call date, total $77.0 million in 2004.

Upon adoption of FIN 46, the Company was required to de-consolidate its investment in the Trust. As a result of the de-consolidation, the June 30, 2004 balance reflects $41.2 million of long-term debt on its Consolidated Balance Sheets which included the previously reported $25.0 million of outstanding preferred securities, $15.0 million of preferred securities held by another subsidiary of the Company and previously eliminated in consolidation, plus $1.2 million of common securities held by the Company, which were also previously eliminated in consolidation.

The capital securities pay cumulative cash distributions semiannually at an annual rate of 9.35%. The securities are redeemable from March 25, 2007 until March 25, 2017 at a declining rate of 104.675% to 100% of the principal amount. After March 25, 2017, they are redeemable at par until June 15, 2027 when redemption is mandatory. Prior redemption is permitted under certain circumstances such as changes in tax or regulatory capital rules. The proceeds of the capital securities were invested by the Trust in junior subordinated debentures which represents all of the assets of the Trust. The Company fully and unconditionally guarantees the capital securities through the combined operation of the debentures and other related documents. The Company’s obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Company. The $41.2 million of Trust borrowings bear interest at a rate of 9.35% with put features that mirror the capital security call features.

Other long-term borrowings includes a capital lease with a net carrying amount of $1.1 million on a branch facility leased by the Company. The Company is amortizing the capitalized lease obligation and depreciating the facility over the remaining non-cancelable term of the original lease, which expires or renews in 2021.

Scheduled reductions of long-term borrowings are as follows:

Total
(in thousands)
2005	$15,183
2006	16,721
2007	28
2008	78,850
2009	36
Thereafter	69,219

Total	$180,037

NOTE 8—DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING

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

Interest rate swaps are used by the Company to convert assets and liabilities with variable-rate cash flows to assets and liabilities with fixed-rate cash flows (the “Hedged Items”). Under this arrangement, the Company receives payments from or makes payments to the Counter-party at a specified floating-rate index that is applied to the Notional Principal Amount. This periodic receipt or payment essentially offsets floating-rate interest payments that the Company makes to its depositors or lenders or receives from its loan customers. In exchange for the receipts from or payments to the Counter-party, the Company makes payments to or receives a payment from the Counter-party at a specified fixed-rate that is applied to the Notional Principal Amount. Thus, what was a floating rate obligation or a floating rate asset before entering into the derivative arrangement is transformed into a fixed rate obligation or asset. These types of Hedges are considered cash flow Hedges. The Company also uses interest rate swaps to convert fixed-rate assets and liabilities to floating-rate assets or liabilities. This is typically done when a fixed rate liability has been incurred to fund a variable-rate loan or investment or when a commercial customer requires a long-term fixed-rate loan. The interest rate swap has the effect of matching the interest rate risk on the funding with the interest rate risk on the loans or investment or of eliminating the long-term interest rate risk, respectively. These types of Hedges are considered fair value Hedges. The longest-term derivative that the Company has used to Hedge its interest rate exposure (cash flow Hedge) expires in September 2004, while the longest-term fair value Hedge expires in December 2019.

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

All derivatives are recognized at fair value in the Consolidated Balance Sheets. Changes in fair value for derivatives that are not Hedges as defined by accounting principles generally accepted in the United States of America are recognized in the Consolidated Statement of Income (“Income Statement”) as they arise. If the derivative is a Hedge, depending on the nature of the Hedge, changes in the fair value of the derivative are either offset in the Income Statement or recorded as a component of other comprehensive income (“OCI”) in the Consolidated Statement of Stockholders’ Equity. If the derivative is designated as a fair value Hedge, the changes in the fair value of the derivative and of the Hedged Item attributable to the Hedged risk are recognized in the Income Statement. To the extent that fair value Hedges are highly effective, changes in the fair value of the derivatives will largely be offset by changes in the fair values of the Hedged Items. If the derivative is designated as a cash flow Hedge, changes in the fair value of the derivative due to the passage of time (“Time Value”) are excluded from the assessment of Hedge effectiveness and therefore flow through the Income Statement for each period. The effective portion of the remaining changes in the fair value of the derivative (“Intrinsic Value”) are recorded in OCI and are subsequently recognized in the Income Statement when the Hedged Item affects earnings. Ineffective portions of changes in the fair value of cash flow Hedges are recognized in the Income Statement. Hedge ineffectiveness is caused when the change in expected future cash flows or fair value of a Hedged Item does not exactly offset the change in the future expected cash flows or fair value of the derivative instrument, and is generally due to differences in the interest rate indices or interest rate reset dates. All derivatives, with the exception of $162,000 in notional value of swaps left unhedged due to the call of the Hedged Item, qualify and have been designated as Hedges.

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

The method that the Company uses to assess whether or not a Hedge is expected to be highly effective in achieving offsetting changes in cash flows or fair values of the risk that is being hedged (“Prospective Considerations”) and the method that it uses to determine that the Hedge has been highly effective in achieving those offsets (“Retrospective Evaluations”) are defined and documented at the inception of each Hedge. Hedges that are similar in nature are assessed in a similar manner.

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

The Income Statement for the three months ended June 30, 2004 included the following derivative related activity in other non-interest income: no income or loss due to the change in the Time Value component of the market value of cash flow Hedges, $5,000 loss on the change in value of derivatives that do not qualify for hedge accounting, $100,000 income related to the ineffective portion of the fair value Hedges, and $222,000 loss related to Mortgage Loan Derivatives (net of the corresponding mark-to-market adjustment on Hedged Warehouse Loans). These items, net of taxes of $50,000, totaled $77,000 in losses recorded for the quarter ended June 30, 2004.

The Income Statement for the six months ended June 30, 2004 included the following derivative related activity in other non-interest income: no income or loss due to the change in the Time Value component of the market value of cash flow Hedges, $3,000 loss on the change in value of derivatives that do not qualify for hedge accounting, $160,000 income related to the ineffective portion of the fair value Hedges, and $34,000 loss related to Mortgage Loan Derivatives (net of the corresponding mark-to-market adjustment on Hedged Warehouse Loans). These items, net of taxes of $34,000, totaled $53,000 in income recorded for the six months ended June 30, 2004. During this period, the Company terminated two fair value hedges of FHLB borrowings with a combined notional amount of $74.0 million, which resulted in a gain of $690,000. The gain continued to be classified in long-term debt and is being amortized over the original term of the swap. The unrealized gain was $640,000 as of June 30, 2004.

The Income Statement for the three months ended June 30, 2003 included the following derivative related activity in other non-interest income: no income or loss due to the change in the Time Value component of the market value of cash flow Hedges, no income or loss related to the ineffective portion of the cash flow Hedges, $271,000 loss related to Mortgage Loan Derivatives (net of the corresponding mark-to-market adjustment on Hedged Warehouse Loans), and no income or loss related to the S&P Index embedded derivative. These items, net of taxes of $106,000, totaled $165,000 in losses recorded for the quarter ended June 30, 2003.

The Income Statement for the six months ended June 30, 2003 included the following derivative related activity in other non-interest income: $2,000 loss due to the decrease in the Time Value component of the market value of cash flow Hedges, no income or loss related to the ineffective portion of the cash flow Hedges, $351,000 loss related to Mortgage

Loan Derivatives (net of the corresponding mark-to-market adjustment on Hedged Warehouse Loans), and no income or loss related to the S&P Index embedded derivative. These items, net of taxes of $138,000, totaled $215,000 in losses recorded for the six months ended June 30, 2003.

Reclassification from OCI to the Income Statement occurs each period as continuing cash flow payments bring the Intrinsic Value component of the market value of each cash flow Hedge closer to zero. During 2002, swaps that were Hedging loan cash flows were sold, for which the Company received $3.3 million plus accrued interest. The gain continued to be classified in OCI and amortized over the original term of the swap. For the quarter ended June 30, 2004, $324,000 of this pre-tax gain was amortized (reclassified) from OCI into income. For the six months ended June 30, 2004, $805,000 of this pre-tax gain was amortized (reclassified) from OCI into income. During the three months ended June 30, 2003, $577,000 of this pre-tax gain was amortized (reclassified) from OCI into income. During the six months ended June 30, 2003, $1.2 million of this pre-tax gain was amortized (reclassified) from OCI into income. The remaining pre-tax gain of $165,000 included in OCI at June 30, 2004 is expected to be reclassified into income during the next twelve months.

NOTE 9—STOCK INCENTIVE PLANS

At June 30, 2004, the Company had various stock-based compensation plans that are described more fully in Note 13 included in the Form 10–K Annual Report of the Company for the year ended December 31, 2003. The Company accounts for these plans under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based compensation cost for option grants under these plans is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. During the second quarter of 2004, 253,000 stock options were granted.

The Company’s Stock Option Advantage Plan, an employee stock purchase plan (“ESPP”) within the meaning of Section 423 of the Internal Revenue Code of 1986, allows participating employees to purchase the Corporation’s common stock at an exercise price of 85% of the lower of the closing price of the Company’s common stock on the Nasdaq National Market on the first or last day of each offering period. No charge to earnings is recorded with respect to the ESPP. Accordingly, the Pro Forma table below includes fair value compensation expense in the amount of the 15% discount between the stock price and the option exercise price. In 2004, stockholders approved the adoption of the Amended and Restated AMCORE Stock Option Advantage Plan that reserved 350,000 additional shares of common stock for issuance under the ESPP. All remaining shares reserved under the original plan were issued during the first quarter of 2004.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to all stock-based compensation. The fair values were calculated using a Black-Scholes option pricing model.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net Income:
As reported	$10,415	$11,227	$20,433	$21,948
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(537)	(753)	(1,110)	(1,363)

Pro forma	$9,878	$10,474	$19,323	$20,585

Basic earnings per share:
As reported	$0.42	$0.45	$0.81	$0.88
Pro forma	0.40	0.42	0.77	0.83
Diluted earnings per share:
As reported	$0.41	$0.45	$0.80	$0.88
Pro forma	0.39	0.42	0.76	0.82

NOTE 10—CONTINGENCIES AND GUARANTEES

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

Both financial and performance standby letters of credit are typically issued for a period of one year to five years, but can be extended depending on the BANK customer’s needs. As of June 30, 2004, the maximum remaining term for any outstanding standby letter of credit is approximately six and one-half years, expiring on December 15, 2010.

A fee of one to two percent of face value is normally charged to the BANK customer and is recognized as income over the term of the standby letter of credit. The carrying value of deferred fees, as of June 30, 2004, was $969,000.

At June 30, 2004, the contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay under the guarantees, was $196.2 million, with $157.2 million in financial standby letters of credit and $39.0 million in performance standby letter of credit.

The issuance of either a financial or performance standby letter of credit is generally backed by collateral. The collateral can take various forms including bank accounts, investments, fixed assets, inventory, accounts receivable and real estate, among other things. At the time that the letters of credit are issued, the value of the collateral is usually in an amount that is considered sufficient to cover the contractual amount of the standby letter of credit.

NOTE 11—EARNINGS PER SHARE (EPS)

Earnings per share calculations are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net Income	$10,415	$11,227	$20,433	$21,948

Basic earnings per share:
Average basic shares outstanding	24,990	24,877	25,100	24,835

Earnings per share	$0.42	$0.45	$0.81	$0.88

Diluted earnings per share:
Weighted average shares outstanding	24,990	24,877	25,100	24,835
Dilutive shares	243	171	255	153
Contingently issuable shares	52	6	52	6

Average diluted shares outstanding	25,285	25,054	25,407	24,994

Diluted earnings per share	$0.41	$0.45	$0.80	$0.88

As prescribed by SFAS No.128, “Earnings Per Share”, basic EPS is computed by dividing net income available to common stockholders(numerator) by the weighted-average number of common shares outstanding(denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding.

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

NOTE 12—SEGMENT INFORMATION

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

Since there are no comprehensive authorities for management accounting equivalent to accounting principles generally accepted in the United States of America, the information presented is not necessarily comparable with similar information from other financial institutions. In addition, methodologies used to measure, assign and allocate certain items may change from time-to-time to reflect, among other things, accounting estimate refinements, changes in risk profiles, changes in customers or product lines, and changes in management structure. During 2004, for presentation purposes and greater comparability with industry practices, certain loan origination costs have been reclassified and netted against mortgage banking income in the Consolidated Statements of Income. These reclassifications resulted in an equal decrease to compensation expense and employee benefits. The reclassifications had no effect on Stockholders’ Equity or net income as previously reported.

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

The Company provides Commercial and Retail banking services through its 65 banking locations. The Commercial Banking Segment provides services including lending, business checking and deposits, treasury management and other traditional as well as electronic commerce commercial banking services to large and small business customers. The Retail Banking Segment provides services including direct and indirect lending, checking, savings, money market and certificate of deposit (CD) accounts, safe deposit rental, automated teller machines and other traditional and electronic-commerce retail banking services to individual customers. The Trust and Asset Management segment provides trust, investment management, employee benefit recordkeeping and administration and brokerage services. It also acts as advisor and provides fund administration to the Vintage Mutual Funds and various public fund programs. These products are distributed nationally (i.e. Vintage Equity Fund is available through Charles Schwab, One Source™), regionally to institutional investors and corporations, and locally through AMCORE’s BANK locations. The Mortgage Banking segment provides a variety of mortgage lending products to meet its customer needs. It sells a majority of the long-term fixed-rate loans to the secondary market and continues to service most of the loans sold.

For the three months ended June 30, 2004
	Operating Segments
	Commercial Banking	Retail Banking	Trust and Asset Management	Mortgage Banking	Other	Consolidated
	(dollars in thousands)
Net interest income	$19,929	$10,943	$7	$2,279	$4,482	$37,640
Non-interest income	1,946	3,870	6,351	2,612	2,058	16,837

Total revenue	21,875	14,813	6,358	4,891	6,540	54,477
Provision for loan losses	2,419	860	—	3	—	3,282
Depreciation and amortization	145	575	97	70	1,017	1,904
Other non-interest expense	9,789	10,115	5,282	2,251	6,663	34,100

Pretax earnings (loss)	9,522	3,263	979	2,567	(1,140)	15,191
Income taxes (benefits)	3,777	1,272	407	1,001	(1,681)	4,776

Earnings	$5,745	$1,991	$572	$1,566	$541	$10,415

Segment profit percentage	58.2%	20.2%	5.8%	15.8%	N/A	100.0%

For the three months ended June 30, 2003
Net interest income	$19,630	$11,476	$11	$3,650	$326	$35,093
Non-interest income	1,761	3,597	6,550	1,851	5,418	19,177

Total revenue	21,391	15,073	6,561	5,501	5,744	54,270
Provision for loan losses	3,110	1,498	—	121	—	4,729
Depreciation and amortization	172	508	109	10	734	1,533
Other non-interest expense	7,628	9,625	4,957	2,855	7,454	32,519

Pretax earnings (loss)	10,481	3,442	1,495	2,515	(2,444)	15,489
Income taxes (benefits)	4,178	1,342	617	981	(2,856)	4,262

Earnings	$6,303	$2,100	$878	$1,534	$412	$11,227

Segment profit percentage	58.3%	19.4%	8.1%	14.2%	N/A	100.0%

For the six months ended June 30, 2004
	Operating Segments
	Commercial Banking	Retail Banking	Trust and Asset Management	Mortgage Banking	Other	Consolidated
	(dollars in thousands)
Net interest income	$40,209	$21,435	$15	$4,687	$8,582	$74,928
Non-interest income	4,271	7,304	12,914	2,443	7,434	34,366

Total revenue	44,480	28,739	12,929	7,130	16,016	109,294
Provision for loan losses	4,503	3,552	—	(98)	—	7,957
Depreciation and amortization	295	1,172	195	78	2,156	3,896
Other non-interest expense	19,955	20,368	10,784	5,029	12,723	68,859

Pretax earnings	19,727	3,647	1,950	2,121	1,137	28,582
Income taxes (benefits)	7,693	1,422	805	827	(2,598)	8,149

Earnings	$12,034	$2,225	$1,145	$1,294	$3,735	$20,433

Segment profit percentage	72.1%	13.3%	6.9%	7.7%	N/A	100.0%

Assets	$2,185,725	$838,456	$17,970	$255,169	$1,500,876	$4,798,196

For the six months ended June 30, 2003
Net interest income	$38,065	$22,982	$23	$6,982	$1,557	$69,609
Non-interest income	5,758	15,494	13,077	4,764	8,506	47,599

Total revenue	43,823	38,476	13,100	11,746	10,063	117,208
Provision for loan losses	13,271	3,521	—	512	—	17,304
Depreciation and amortization	344	1,038	224	19	1,563	3,188
Other non-interest expense	15,642	19,449	10,154	5,427	16,186	66,858

Pretax earnings (loss)	14,566	14,468	2,722	5,788	(7,686)	29,858
Income taxes (benefits)	5,681	5,642	1,115	2,257	(6,785)	7,910

Earnings (loss)	$8,885	$8,826	$1,607	$3,531	$(901)	$21,948

Segment profit percentage	38.9%	38.6%	7.0%	15.5%	N/A	100.0%

Assets	$1,939,166	$765,844	$18,590	$335,354	$1,432,269	$4,491,223

NOTE 13—BENEFIT PLANS

Employee Benefit Plans. All subsidiaries of the Company participate in the AMCORE Financial Security Plan (Security Plan), a qualified profit sharing plan under Section 401(a) of the Internal Revenue Code. The Security Plan offers participants a personal retirement account, a cash profit sharing payment and a personal savings account 401(k). The expense related to the Security Plan and other similar plans from acquired companies for the three months ended June 30, 2004 and 2003 was $1.13 million and $1.15 million, respectively, and was $2.61 million and $2.62 million for the six months ended June 30, 2004 and 2003, respectively.

In addition to the Security Plan, certain health care and life insurance benefits are made available to active employees. The Company’s share of cost of these benefits is expensed as incurred. Group health benefits are offered to retirees with 100% of the cost borne by the retiree.

The Company provides a deferred compensation plan (entitled “AMCORE Financial, Inc. Deferred Compensation Plan”) for certain key employees and directors. This plan provides the opportunity to defer salary, bonuses and non-employee director fees.

The Company provides additional retirement benefits to certain senior officers through plans that are non-qualified, non-contributory and unfunded.

Under one such arrangement, the additional retirement benefits replace what would have been provided under the qualified plans in the absence of limits placed on qualified plan benefits by the Internal Revenue Code of 1986. The expense related to this arrangement was $50,000 and $77,000 for the three months ended June 30, 2004 and 2003, respectively, and was $100,000 and $155,000 for the six months ended June 30, 2004 and 2003, respectively.

Another arrangement provides supplemental retirement benefits that are based upon three percent of final base salary, times the number of years of service. Benefits under this plan may not exceed 70% or be less than 45% of a participant’s final base salary less offsets for social security and other employer retirement plan contributions. The measurement date for obligations for this plan are determined in January when estimated offsets from employer sponsored retirement plans are annually re-evaluated. The following table summarizes the net periodic benefit cost recognized for the three and six-month periods ended June 30, 2004 and 2003:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Components of net periodic benefit cost:
Service cost	$3	$16	$7	$33
Interest cost	24	22	47	43
Actuarial losses (gains) and decrease (increase) in offsets	43	(31)	57	14

Net periodic cost	$70	$7	$111	$90

			2004	2003
Weighted-average assumptions:
Discount rate			6.00%	6.11%
Rate of compensation increase			3.00%	4.00%

During the first quarter of 2004, $134,109 was contributed to the plan to fund distributions to plan participants. No additional contributions or distributions were made during the second quarter of 2004 or are expected during the remainder of the year.

Directors Benefits. The Company pays a lifetime annual retainer to certain retired directors. The Company follows SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” to account for these benefits. This statement requires employers to recognize postretirement benefits on an accrual basis rather than on a cash basis. The expense for the three months ended June 30, 2004 and 2003 related to this plan was $7,000 and $7,000, respectively and was $61,000 and $47,000 for the six months ended June 30, 2004 and 2003, respectively. The transition obligation, representing the present value of future payments upon adoption of accrual basis accounting in 1993 was approximately $842,000 and is being amortized over a twenty-year period.

Item 2.	Management’s Discussion and Analysis of FINANCIAL CONDITION AND Results of Operations

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and Subsidiaries (“AMCORE” or the “Company”) consolidated financial condition as of June 30, 2004 compared to December 31, 2003 and the consolidated results of operations for the three and six months ended June 30, 2004 compared to the same periods in 2003. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

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

Contemplated, projected, forecasted or estimated results in such forward-looking statements involve certain inherent risks and uncertainties. A number of factors – many of which are beyond the ability of the Company to control or predict – could cause actual results to differ materially from those in its forward-looking statements. These factors include, among others, the following possibilities: (I) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new or existing competitors; (II) adverse state, local and federal legislation and regulation; (III) failure to obtain new customers and retain existing customers; (IV) inability to carry out marketing and/or expansion plans; (V) ability to attract and retain key executives or personnel; (VI) changes in interest rates including the effect of prepayment; (VII) general economic and business conditions which are less favorable than expected; (VIII) equity and fixed income market fluctuations; (IX) unanticipated changes in industry trends; (X) unanticipated changes in credit quality and risk factors; (XI) success in gaining regulatory approvals when required; (XII) changes in Federal Reserve Board monetary policies; (XIII) unexpected outcomes on existing or new litigation in which AMCORE, its subsidiaries, officers, directors or employees are named defendants; (XIV) technological changes; (XV) changes in accounting principles generally accepted in the United States of America; (XVI) changes in assumptions or conditions affecting the application of “critical accounting estimates”; (XVII) inability of third-party vendors to perform critical services for the Company or its customers; (XVIII) disruption of operations caused by the conversion and installation of data processing systems; and (XIX) zoning restrictions or other limitations at the local level, which could prevent limited branches from transitioning to full-service facilities.

OVERVIEW OF OPERATIONS

Quarter Only Results

AMCORE reported net income of $10.4 million or $0.41 per diluted share for the three months ended June 30, 2004. This compares to $11.2 million or $0.45 per diluted share for the same period in 2003. This represents an $812,000 or 7% decline quarter to quarter. Diluted earnings per share declined 9% or $0.04. AMCORE’s annualized return on average equity and on average assets for the second quarter of 2004 was 11.20% and 0.90%, respectively, compared to 12.33% and 1.03% for the comparable period in 2003.

The most significant factors affecting second quarter 2004 net income, compared to same period in 2003, were:

Net interest income—Increased $2.5 million due to increased loan and investment volumes and improved spread. The increase in volumes, during a period of historically low interest rates, resulted in a modest dilution in net interest margin despite an increase in spread. Net interest margin was 3.60% in 2004 compared to 3.63% in 2003.

Provision for loan losses—Declined $1.4 million, reflecting improved credit quality.

Non-interest income—Decreased $2.3 million. The prior year period included $2.0 million in net security gains, while company owned life insurance declined $1.2 million from the prior year. Partially offsetting these were improved mortgage banking net revenues of $734,000.

Operating expenses—Increased $2.0 million due in large part to personnel and facility costs related to branch expansion and escalating employee health care costs. Partially offsetting these increases were lower data processing expenses due to the conversion and in-sourcing of core data processing systems.

Income taxes—Increased $514,000, despite a decline in earnings before income taxes, due to a lower composition of company owned life insurance and tax-exempt municipal income. The effective tax rate was 31.4% in 2004 compared to 27.5% in 2003.

Year-to-Date Results

Net income for the six months ended June 30, 2004 was $20.4 million or $0.80 per diluted share. This compares to $21.9 million or $0.88 per diluted share for the same period in 2003. This was a $1.5 million or 7% decline year-over-year. Diluted earnings per share declined 9% or $0.08 due to lower net income coupled with an increase in diluted shares outstanding. AMCORE’s annualized return on average equity and on average assets for the first six months of 2004 was 10.85% and 0.89%, respectively, compared to 12.17% and 1.00% for the comparable period in 2003.

The most significant factors affecting 2004 year-to-date net income, compared to same period in 2003, were:

Net interest income—Increased $5.3 million due to increased loan and investment volumes and improved spread. Net interest margin was 3.62% in 2004 compared to 3.60% in 2003.

Provision for loan losses—Declined $9.3 million, reflecting improved credit quality and lower net charge-offs.

Non-interest income—Decreased $13.2 million. The prior year period included an $8.2 million gain on sale of branches and a $2.5 million gain on sale of loans, compared to $612,000 in current year. Mortgage banking net revenues also declined $2.6 million.

Operating expenses—Increased $2.7 million due to the same factors that impacted the quarter only comparison. Partially offsetting the increase was a $1.6 million prepayment penalty related to debt restructurings in the first quarter of 2003.

Income taxes—Increased $239,000, despite a decline in earnings before income taxes, and were also due to lower company owned life insurance and tax-exempt municipal income. The effective tax rate was 28.5% in 2004 compared to 26.5% in 2003.

KEY INITIATIVES AND OTHER SIGNIFICANT EVENTS

Branch Strategy

During 2001, the Company’s banking operations (BANK) launched a branch expansion initiative targeting the I-90 growth corridor between Chicago’s northwest suburbs, Madison, Wisconsin and Milwaukee, Wisconsin

(the “Branch Expansion”). The Branch Expansion strategy initially targets markets where there are strong population growth rates and high concentrations of mid-size businesses, with a seasoned commercial service staff in a leased facility (limited branch office or “LBO”). Once a book of business is developed and the branch becomes profitable, plans to develop a permanent site for a full service facility are initiated.

Increased capabilities in the markets served by these facilities is expected to accelerate the Company’s ability to generate deposits, which will better support loan growth and decrease the use of wholesale funding. Since the inception of the Branch Expansion strategy, the new locations have contributed $728 million in loans and $316 million in deposits outstanding as of June 30, 2004. Same store contributions, which include new branches that have been open at least one year, were $647 million in loans and $236 million in deposits outstanding at June 30, 2004. Since April 2001, Branch Expansion activity has resulted in 16 new branches, net of closed offices, including 2 during the first six months of 2004.

On August 9, 2004 the Company announced that its Board of Directors have authorized an incremental capital investment of $55 million to expand the Company’s successful Branch Expansion program. The Company plans to add up to five limited branch offices each year for three years, beginning in 2005 for a total of fifteen new offices. The capital authorization assumes that within two years, these limited branches will be converted to full-service facilities as they become profitable.

In 2004, AMCORE will open 11 offices. As new branches open, AMCORE will close four limited branch offices and two in-store branches. In 2005, AMCORE expects to open seven offices, and close two due to upgrades to full-service facilities for a net total of five additional branches. In 2006, AMCORE expects to open eight offices and close three due to upgrades to full-service facilities for a net total of five additional branches. In 2007, AMCORE expects to open a net total of five branches as full-service facilities replace the limited branches opened two years earlier. In 2008 and 2009, AMCORE expects to convert the five limited branch offices opened in 2006 and 2007 to full-service facilities. No new limited branches are currently planned for 2008 and 2009.

By 2009, AMCORE expects to have added 34 new offices, net of those closed since the beginning of the initiative in 2001. Total offices by the end of 2009 are expected to total 84, more than half of which will be located in markets that the Company believes to exhibit characteristics of higher growth. Before the new authorization, AMCORE had expected to open 25 net new branches by 2006 for a total of 75 offices. See Table 6 for a presentation of the Company’s Branch Expansion plans.

There was no dilution impact of the Branching Expansion in second quarter 2004 compared to similar results during the same quarter a year ago. For 2004, year-to-date dilution was $0.04 compared to $0.02 for the same period in 2003. The Company still expects costs to outpace net revenues for the full year in 2004 with dilution projected not to exceed $0.04 per share, compared to $0.08 for the full year 2003. AMCORE expects its branch expansion program to still be accretive to earnings by $0.10 to $0.15 per share in 2005 even with the addition of the new branches.

Since the launching of the Branch Strategy in 2001, the BANK has sold seven Illinois branches and six Wisconsin branches in markets that no longer fit its growth objectives (the “Branch Sales”). The Wisconsin Branch Sales occurred during the first quarter of 2003. Combined loans, deposits and premises and equipment of $48 million, $125 million and $2 million, respectively, were sold to the respective buyers of the Wisconsin branches, resulting in a pre-tax gain of $8.2 million or a net after-tax gain of $4.9 million (also referred to as “Branch Gain”). The BANK currently has no plans to sell any additional branches.

As a complement to its Branch Expansion, the BANK has also expanded its automated teller machine system (“ATMs”), which includes both owned and third party operated, to 127 in Illinois and 35 in Wisconsin, or 162 overall.

Other Key Initiatives

In addition to its Branch Expansion strategy, the Company has three additional key initiatives driving its strategic long-term performance: Quality Loan Growth, Deposit Growth and Increasing Investment Revenues.

Quality Loan Growth—Improving credit quality is part of AMCORE’s Quality Loan Growth initiative. As part of this initiative, the Company expanded its commercial collection team, allowing it to intervene at a much earlier stage of the credit process as individual credits begin to show signs of stress. Doing so helps the Company to limit any further erosion in value. Average loans rose $223 million to $3.1 billion during the second quarter of 2004, an 8% increase from second quarter 2003. Over the same period of time, total non-accrual loans decreased 35% or $10.1 million, and have registered declines for three consecutive quarters. Loans ninety-days past due and still accruing decreased 73% or $7.7 million.

Deposit Growth—Average bank issued deposits grew to $2.9 billion in the second quarter of 2004, an increase of 6%, or $168 million, compared to same quarter a year ago. AMCORE’s focus is to grow transactional deposits, such as checking accounts, which helps lower funding costs, as well as increasing the number of households served by the Company. Handling a customer’s checking account enables the BANK to cross-sell other products and increases the likelihood of retaining their business over time. AMCORE is focusing on continued bank-issued Deposit Growth because it provides a source of funding for the Branch Expansion and the Quality Loan Growth initiatives, and is also a means of reducing its reliance on wholesale funding sources.

Increasing Investment Revenues—Trust and asset management revenues decreased $302,000, or 5%, from the second quarter 2003 to $5.4 million in second quarter 2004. Assets under administration totaled $4.4 billion at the end of the quarter compared to $4.5 billion a year ago. This decrease reflects the challenges that this segment has faced over the last several years, including market declines, below average investment performance and the loss of a major public fund client. To meet these challenges, the Company has added new leadership and talent, upgraded its investment disciplines, repositioned investment sales to consumers and improved its revenue production processes.

Loan Securitizations

During the first quarter of 2003, the BANK sold $106.0 million of indirect automobile loans in a securitization transaction (the “Auto Loan Sale”), reporting a pre-tax gain of $2.5 million or a net after-tax gain of $1.5 million (the “Auto Loan Sale Gain”). Upon securitization, the BANK retained certain residual interests. The BANK’s retained interests are subordinate to investors’ interests and are subject to prepayment risk, interest-rate risk and credit risk on the transferred auto loans. The investors and the securitization trust have no other recourse to the BANK’s other assets for failure of debtors to pay when due. The BANK anticipates similar transactions in the future. See Note 5 of the Notes to Consolidated Financial Statements.

EARNINGS REVIEW OF CONSOLIDATED INCOME STATEMENT

The following highlights a comparative discussion of the major components of net income and their impact for the three and six months ended June 30, 2004 and 2003.

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

Overview—FTE adjusted interest income is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Interest Income Book Basis	$56,377	$58,217	$112,732	$117,970
FTE Adjustment	1,013	1,405	2,050	2,932

Interest Income FTE Basis	57,390	59,622	114,782	120,902
Interest Expense	18,737	23,124	37,804	48,361

Net Interest Income FTE Basis	$38,653	$36,498	$76,978	$72,541

Net interest income on an FTE basis increased $2.2 million or 6% in the second quarter of 2004 compared to the same period in 2003. On a year-to-date basis, net interest income on an FTE basis was also up 6% or $4.4 million. The year-over-year increases for both the three and six month periods were driven by increases in average loan volumes of 8% and 6%, respectively, increases in average investment volumes of 10% and 7%, respectively, and reductions in total interest expense of 19% and 22%, respectively.

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

As Table 1 indicates, the interest rate spread improved 4 basis points to 3.35% in the second quarter of 2004 from 3.31% in the second quarter of 2003. The net interest margin was 3.60% in the second quarter of 2004, a decrease of 3 basis points from 3.63% in the second quarter of 2003. Increased volumes, during a period of historically low interest rates, resulted in a modest dilution in net interest margin despite an increase in spread.

As Table 2 indicates, the interest rate spread for the six months ended June 30, 2004 improved 10 basis points from 3.28% in the prior year period to 3.38%. The net interest margin increased 2 basis points to 3.62% from 3.60% for the year-to-date periods ended June 30, 2004 and 2003, respectively. In contrast to the quarter only results, on a year-to-date basis, net interest margin still registered an increase although not to the same degree as the increase in interest rate spread.

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

Changes due to volume—In the second quarter of 2004, net interest income (FTE) increased due to average volume by $2.5 million when compared to the second quarter of 2003. This was comprised of a $4.0 million increase in interest income that was partially offset by a $1.6 million increase in interest expense.

The $4.0 million increase in interest income was driven by a $223 million or 8% increase in average loans and a $108 million or 10% increase in average investment securities. The growth in average loans primarily came from an increase of $236 million in commercial lending driven mostly by the Branch Expansion. Average consumer loan balances remained relatively flat compared to the year earlier quarter, while reductions in 1-to-4 family real estate loans, due to the impact of refinancings, were nearly offset by increased home equity lending. The growth in average investment securities was primarily attributable to agency mortgage-backed securities as the Company sought to replace mortgage-related assets that prepaid during the mortgage re-financing boom in 2002 and 2003.

The increase in average loans and investment securities was funded by a $168 million or 6% increase in average bank-issued deposits and a $149 million or 13% increase in wholesale fundings, which included a $16 million increase in brokered deposits. The increase in average bank-issued deposits was attributable to the Company’s Deposit Growth and Branch Expansion initiatives.

For the first six months of 2004, net interest income increased due to average volume by $4.0 million when compared to the same period in 2003. This was comprised of an increase of $6.2 million in interest income that was partially offset by a $2.2 million increase in interest expense. Average loans over this period increased $173 million or 6% while average securities increased $76 million or 7%. The growth in average loans occurred despite the sale of $48 million in loans in connection with the Wisconsin Branch Sales and $106 million in Auto Loan Sales during the first quarter of 2003. Average bank-issued deposits increased $162 million or 6% while average wholesale funding, net of an $11 million decrease in average brokered deposits, increased $60 million or 5%. The growth in bank-issued deposits occurred despite the transfer of $125 million of deposits in connection with the Wisconsin Branch Sales.

Changes due to rate—During the second quarter of 2004, net interest income (FTE) decreased due to average rates by $320,000 when compared with the same quarter of 2003. This was comprised of a $6.3 million decline in interest income that was mostly offset by a $6.0 million decrease in interest expense.

The yield on earning assets declined 60 basis points during the second quarter of 2004, when compared to the same period a year ago. The yield on average loans fell by 57 basis points, as falling interest rates since January 2001 continue to impact pricing on new loan volume, re-pricing of variable rate loans and loans that refinanced during the year. All loan categories registered declines, with the largest decreases attributable to consumer and commercial real estate loans. The yield on average securities decreased by 54 basis points. This decrease was attributable to lower rates earned on replacement of mortgage-backed securities in the wake of the accelerated prepayments during the past year. Partially offsetting the decline was lower premium amortization on mortgage-backed securities as prepayment activity waned in the second quarter of 2004, compared to the prior year.

The rate paid on interest bearing liabilities declined 64 basis points during the second quarter of 2004, compared to the second quarter of 2003. This was primarily due to decreased rates paid on deposits, including brokered deposits. Average rates declined on most deposit accounts, but was most pronounced on certificates of deposit (“CDs”), as older CDs bearing higher rates matured and re-priced during the period of lower interest rates.

For the first six months of 2004, net interest income increased due to average rates by $410,000. This was comprised of a $12.8 million decline in interest expense that was mostly offset by a $12.3 million decrease in interest income. The yield on earning assets declined by 60 basis points while average rates paid on interest bearing liabilities decreased by 70 basis points.

The Company currently expects modest improvement in interest rate spread and margin for the full year 2004, compared to 2003. Specifically, the Company expects continuing benefits from deposit re-pricing, a near-term boost as variable priced loans respond more quickly than deposits to recent actions by the Federal Reserve Board to increase short-term interest rates and from slower premium amortization due to slower prepayments of mortgage-backed securities. Among those factors that could cause margin and spread not to improve as anticipated by the Company include: unanticipated changes in interest rates, including the impact of basis risk between various interest rate indices, changes in the shape of the yield curve, the effect of prepayments or renegotiated rates, increased price competition on both deposits and loans, changes in the mix of earning assets and the mix of liabilities, including greater than anticipated use of expensive wholesale sources to fund the Branch Expansion and greater than expected loan delinquencies resulting in non-accrual status.

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

The Provision was $3.3 million in the second quarter of 2004, a decrease of $1.4 million or 31% from $4.7 million in the second quarter of 2003. Improved credit quality primarily due to reduced concerns over loan concentrations, lower non-accrual loans and lower delinquencies were partially offset by increased charge-offs quarter-to-quarter.

For the six-month period ending June 30, 2004 the Provision declined $9.3 million or 54% from $17.3 million for the same period in 2003. Improved credit quality due to reduced concerns over loan concentrations, lower net charge-offs, improvement in the overall and local economies, lower non-accrual loans and loan delinquencies and the expansion of workout and collection staffs that enabled the Company to address deteriorating credits more quickly were the primary factors leading to the decreased Provision. These were partially offset by increased pool allocations associated with higher weighted historical loss experience on increased loan balances.

For the remainder of the year, AMCORE expects reduced credit costs and charge-offs compared to the first half of 2004. However, future growth in the loan portfolio, weakening economic conditions, specific credit deterioration, or declines in collateral values, among other things, could result in increased Provisions during the remainder of 2004 compared to 2003.

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

Overview—Non-interest income, including net security gains, totaled $16.8 million in the second quarter of 2004, a decline of $2.3 million or 12% from $19.2 million in the second quarter of 2003. The prior year period included $2.0 million in net security gains, while COLI declined $1.2 million from the prior year. Partially offsetting these were improved mortgage banking net revenues of $734,000.

On a year-to-date basis, non-interest income declined $13.2 million to $34.4 million in 2004 compared to $47.6 million in 2003. The prior year period included an $8.2 million gain on sale of branches and a $2.5 million gain on sale of loans, compared to $612,000 in current year. Mortgage banking net revenues also declined $2.6 million, despite a $1.1 million mortgage servicing rights impairment charge in the prior year, compared to none in the current year.

Trust and asset management income—Trust and asset management income, the Company’s largest source of non-interest income, totaled $5.4 million in the second quarter of 2004, a decrease of $302,000 or 5% from $5.7 million in the second quarter of 2003. For the six-month periods ended June 30, 2004 and 2003, respectively, trust and asset management revenues were $10.9 million and $11.4 million, a decline of $524,000 or 5%. The declines for both the quarter and year-to-date periods were primarily attributable to lower advisory, management and administration fees from public fund clients, resulting from the loss of a major customer in the fourth quarter of 2003, poor equity investment performance and increased price competition. As noted above, Increasing Investment Revenues is a key initiative of the Company that is directed at reversing the declines. Management believes that changes made as a result of this initiative will improve the outlook for this important source on non-interest income.

As of June 30, 2004, total assets under administration were $4.4 billion, which includes $929 million in the AMCORE Vintage Mutual Funds. These numbers compare to $4.5 billion and $807 million, respectively, as of June 30, 2003. At June 30, 2004, AMCORE Vintage Mutual Funds included $159 million of BANK customer deposits that were invested overnight in the funds (see discussion of deposits under Balance Sheet Review). In addition to overall market performance, trust and asset management revenues are dependent upon the Company’s ability to attract and retain accounts, specific investment performance and other economic factors. Fees from money market mutual funds, which comprise approximately 8% of managed assets, can also be negatively affected by a low short-term interest rate environment. At low levels, investors may seek alternative investments. Thus, waivers of fees on money market mutual funds have been and may continue to be required to provide more competitive returns for investors as a means of inducing investors to maintain their level of investments. Waivers in the second quarter totaled $89,000 versus $34,000 in the second quarter of 2003. For the six months ended June 30, waivers totaled $183,000 in 2004 versus $35,000 for the same time period in 2003.

Mortgage banking—Mortgage banking income includes fees generated from the underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans, net of origination costs, servicing right amortization and impairment. Mortgage banking income was $2.8 million in the second quarter of 2004, an increase of $734,000 from $2.1 million in the second quarter of 2003. The second quarter of 2004 included a $1.7 million mortgage servicing rights impairment reversal, compared to a $1.1 million impairment charge in the comparable prior year period. Excluding impairment charges and reversals, mortgage banking income declined $2.1 million driven by a 47% decline in closings to $154 million in the second quarter of 2004, from $293 million in the second quarter 2003. In addition, reversals in the direction of mortgage interest rates from declining to increasing contributed to a loss on the sale of loans into the secondary market, compared to gains in the year earlier period. For the first six months of 2004, mortgage banking income was $2.5 million on closings of $253 million, compared to $5.1 million on closings of $498 million for the first six months of 2003. Year-to-date 2003 included a $1.1 million mortgage servicing rights impairment charge, compared to none in the 2004 year-to-date period. Adjusted for the 2003 impairment, mortgage banking income declined $3.7 million over the comparable six-month periods. The year-to-date decline was attributable to the same factors as the second quarter decline. These declines were expected, as rising mortgage interest rates have led to decreased refinancing activity. However, the Company still expects continued growth in new purchase mortgages as a result of additional mortgage originators, primarily in the Branch Expansion markets. New purchase mortgage growth could be negatively affected by a number of factors beyond the Company’s ability to control, including heightened competition, declines in new housing construction and adverse regulatory developments. New purchase mortgage closings were $123 million or 49% of total closings in the first six months of 2004, compared to $108 million or 22% of total closings in the first half of 2003. Year-over-year, new purchase mortgage closings increased $14 million or 13%.

As of June 30, 2004, the carrying value of AMCORE’s capitalized mortgage servicing rights was $11.8 million, with no impairment valuation allowance. This compares to $6.5 million at June 30, 2003, net of a $4.4 million impairment valuation allowance. The unpaid principal balance of mortgage loans serviced for others, including mortgage loans held for sale, was $1.2 billion as of June 30, 2004. This compares to $1.1 billion as of June 30, 2003. The net carrying value of the Company’s capitalized mortgage servicing rights, as a percentage of the unpaid principal balance of mortgage loans serviced for others, was 0.98% and 0.60% as of June 30, 2004 and 2003, respectively.

COLI income—COLI income totaled $540,000 in the second quarter of 2004, a $1.2 million or 68% decrease from $1.7 million in the second quarter of 2003. Year-to-date in 2004, COLI income decreased $767,000 or 22% to $2.7 million from the prior year period of $3.5 million. For both the three and six-month periods, the decrease was primarily due to a $350,000 adjustment attributable to a change in estimate in a policy’s cash surrender value provided by the carrier, losses in value of underlying variable return investments and lower yields due to declines in underlying investment rates and the impact of death benefit pay-outs. These were partially offset by additional investments and the impact of compounding. Lower yields, net of the effect of compounding are expected to result in lower COLI income for the balance of the year, compared to the second half of 2003. AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. As of June 30, 2004, the CSV of COLI stood at $121 million, compared to $113 million at June 30, 2003.

Other—Service charges on deposits, gain on sale of branches, gain on sale of loans, net security gains and other non-interest income totaled $8.1 million for the second quarter of 2004, a $1.6 million or 17% decrease from the second quarter of 2003. The second quarter 2003 included $2.0 million in net security gains versus none in the second quarter of 2004. Year-to-date in 2004 the combined total was $18.3 million, a $9.3 million or 34% decline from $27.6 million in 2003. The decrease was attributable to the $8.2 million Branch Gain and the $2.5 million Auto Loan Sale Gain in the prior-year period. The six-month period ended June 30, 2004 included $612,000 in gains on the sale of SBA loans.

Recent litigation involving MasterCard and VISA concerning the amount of fees charged to process signature-based debit card transactions is expected to reduce the amount of interchange income that AMCORE receives on the debit cards that it issues. Rate reductions of approximately 30% became effective August 1, 2003. Effective January 1, 2004, merchants may also refuse to accept signature-based debit card transactions. This may result in reductions in interchange income for 2004 For the six months of 2004, compared to the same period in 2003, the Company’s bankcard fee income increased $140,000 to $1.9 million from $1.8 million for the first six months of 2003. The increase was primarily due to a larger cardholder base, which has benefited from both the Branch Expansion and Deposit Growth initiatives, and greater card utilization that have more than offset the rate reduction. While some merchants have altered their point-of-sale practices to discourage signature-based debit card transactions, they have been slow to refuse acceptance altogether,

Operating Expenses

Overview—Total operating expense was $36.0 million in the second quarter of 2004, an increase of $2.0 million or 6%, from $34.1 million in the second quarter of 2003. For the first six months of 2004, operating expenses were $72.8 million, an increase of $2.7 million or 4% from $70.0 million for the first six months of 2003. The increases for both the quarter and year-to-date periods were primarily due to higher personnel and occupancy expenses. Partially offsetting these increases were lower data processing and loan processing expense. In addition, the first quarter of 2003 included a $1.6 million prepayment penalty related to debt restructurings. The efficiency ratio was 66.09% in the second quarter of 2004, compared to 62.75% in the second quarter of 2003. On a year-to-date basis, the efficiency ratio was 66.57% and 59.76% for 2004 and 2003, respectively. The efficiency ratio is calculated by dividing total operating expenses by the sum of net interest income and non-interest income.

Personnel expense—Personnel expense, which includes compensation expense and employee benefits, is the largest component of operating expenses, totaling a combined $21.4 million in the second quarter of 2004, an increase of $2.9 million or 15% from $18.6 million in the second quarter of 2003. For the six month periods ended June 30, 2004 and 2003, personnel expenses totaled a combined $43.8 million and $38.0 million respectively, an increase of $5.8 million or 15%. Direct expenses of the Branch Expansion, net of Branch Sales, accounted for $1.3 million and $2.7 million of the three and six month increases, respectively. Health care costs have also escalated, reflecting increases of $579,000 and $888,000 for the second quarter and year-to-date periods, respectively. The increase in employee health care costs is due to the impact of Branch Expansion, adverse claim experience in the Company’s self-funded plan and overall medical cost inflation.

Facilities expense—Facilities expense, which includes net occupancy expense and equipment expense, was $4.7 million and $4.1 million, respectively, for the second quarter of 2004 and 2003. This represented an increase of $686,000 or 17%. On a year-to-date basis, facilities expense totaled $9.7 million for 2004 compared to $8.7 million for 2003, an increase of $1.1 million or 12%. Both the three and six month increases were primarily due to the Branch Strategy as well as higher software maintenance and higher computer software and hardware amortization and depreciation expenses mainly due to the conversion and in-sourcing of the Company’s core data processing systems. Partially offsetting these increases were lower personal computer replacement costs, which were higher in 2003 in preparation for the data processing conversion that occurred in July 2003. Increased costs attributable to the Branch Expansion, net of Branch Sales, were $575,000 and $1.2 million for the second quarter and year-to-date periods, respectively. The increases in software maintenance, computer software amortization and computer hardware depreciation were $403,000 and $765,000 for the three and six month periods.

Data processing expense—Data processing expense was $567,000 in the second quarter of 2004 compared to $1.6 million in the second quarter of 2003, a decrease of $1.1 million or 65%. For the year-to-date period ended June 30, 2004, data processing expense totaled $1.2 million compared to $3.4 million for the same period in 2003, a decrease of $2.3 million or 66%. The decrease was due to lower processing costs resulting from the data processing system conversion and in-sourcing. Expense savings over the remainder of the year will be substantially less compared to the same period a year ago due to the July 2003 conversion date.

Other—Other operating expenses, which includes professional fees, communication expense, advertising and business expenses and other costs, were $9.3 million in the second quarter 2004, a decrease of $518,000 or 5%, over the comparable prior year period. On a year-to-date basis, these expenses were $18.1 million in 2004, compared to $19.9 million in 2003. This was a decrease of $1.9 million or 9%. The first quarter of 2003 included a $1.6 million prepayment penalty related to debt restructurings. The second quarter of 2004 included $827,000 in private equity fund impairment charges compared to $623,000 in the second quarter of 2003. The remaining decreases for both the three and six month periods were primarily due to lower loan processing and collection expenses due to lower mortgage volumes.

Income Taxes

Income tax expense totaled $4.8 million in the second quarter of 2004, compared with $4.3 million in the second quarter of 2003, an increase of $514,000 or 12%. For the six month period ended June 30, 2004, income tax expense totaled $8.1 million, a $239,000 or 3% increase over the $7.9 million in the same period of 2003. Income taxes were higher for both the three and six month periods of 2004 over the same periods of 2003 despite a decrease in earnings before income tax primarily due to a lower composition of COLI and tax-exempt municipal income.

The effective tax rates were 31.4% and 27.5% in the second quarters of 2004 and 2003, respectively, and were 28.5% and 26.5% for the six months ended June 30, 2004 and 2003, respectively. Effective tax rates are lower than the statutory tax rates due primarily to investments in tax-exempt municipal bonds and increases in CSV and death benefits on COLI that are not taxable. The increase in effective tax rates over the prior year periods are due to a decrease in the relative size of these tax-exempt items relative to total pre-tax earnings and a decline in earnings before income taxes.

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

Commercial Banking

The Commercial Banking Segment (“Commercial”) provides commercial banking services to large and small business customers through the BANK’s full service branch and LBO locations. The services provided by this Segment include lending, business checking and deposits, treasury management and other traditional as well as electronic commercial banking services.

Commercial earnings for the second quarter of 2004 and 2003 were $5.7 million and $6.3 million, respectively, a decline of $558,000. Higher non-interest expense, offset by lower Provision expense, reduced income taxes and increased net interest income was the primary reason for the decline for the quarter. Year-to-date earnings in 2004 were $12.0 million, compared to $8.9 million in the same period in 2003, an increase of $3.1 million or 35%. A decrease in Provision expense and higher net interest income, partially offset by an increase in non-interest expense, higher income taxes and lower non-interest income, were the primary reasons for the year-to-date increase.

Net interest income increased $299,000 and $2.1 million for the three and six-month periods ended June 30, 2004 compared to the same periods in 2003. Both periods experienced increased interest income, while the second quarter also experienced increased interest expense adjusted for net cost of fund allocations. The increase in interest income was primarily attributable to higher average commercial real estate loan volumes, due in large part to the Branch Expansion, net of lower yields on all major commercial loan categories. The increase in interest expense, as adjusted for net cost of fund allocations, was primarily due the increased cost to fund the loan growth, net of lower deposit rates. The lower yields on loans and reduced rates on deposits were both attributable to declining short-term interest rates since January of 2001, which have impacted new product (loans and deposits) pricing as well as the re-pricing of variable priced products and fixed-price product renewals or prepayments.

Non-interest income increased $185,000 in the second quarter of 2004 when compared to the same period a year ago. On a year-to-date basis, non-interest income declined $1.5 million. The first quarter of 2003 included $2.2 million of Branch Gain allocable to Commercial, whereas the first quarter of 2004 included $612,000 of gains on the sale of SBA loans.

The Provision declined $691,000 and $8.8 million, for the second quarter and year-to-date 2004, respectively, when compared to the comparable periods in 2003. The decreases were mainly due to reduced concerns over loan concentrations, improved credit quality due in large part to expansion of workout and collection staffs that enabled the Company to address deteriorating credits more quickly, lower net charge-offs, lower non-accrual loans and delinquencies and improvement in the overall and local economies. These were partially offset by increased pool allocations associated with higher historical loss experience.

Non-interest expense increased $2.1 million in the second quarter of 2004 compared to the second quarter of 2003. On a year-to-date basis the increase was $4.3 million. The increases were largely due to increased Branch Expansion expenses, particularly higher personnel costs.

Income taxes decreased $401,000 and increased by $2.0 million for the three and six-month periods of 2004, respectively, compared to the same periods in 2003 due changes in pre-tax earnings and adjustments to inter-segment tax allocations.

The Commercial Segment represented 58% of total Segment earnings in the second quarters of both 2004 and 2003 and 72% for the first six months of 2004 compared to 39% for the same period in 2003. Commercial Segment total assets were $2.2 billion at June 30, 2004 and represented 46% of total consolidated assets.

Retail Banking

The Retail Banking Segment (“Retail”) provides retail-banking services to individual customers through the BANK’s branch locations in northern Illinois and south central Wisconsin. The services provided by this Segment include direct and indirect lending, checking, savings, money market and CD accounts, safe deposit rental, ATMs, and other traditional and electronic retail banking services.

Retail earnings for the second quarter of 2004 were $2.0 million, a decline of $109,000 or 5% from the second quarter of 2003. The decline for the quarter was attributable to lower net-interest income and increased non-interest expense, partially offset by lower Provision expense and higher non-interest income. Year-to-date earnings in 2004 were $2.2 million, compared to $8.8 million in the same period in 2003, a decline of $6.6 million or 75%. Decreases in non-interest income, net interest income and higher non-interest expense were partially offset by lower income taxes.

Net interest income declined by $533,000 and $1.5 million for the three and six-month periods ended June 30, 2004 compared to the same periods in 2003. Both periods experienced lower interest income and lower interest expense, adjusted for net funding credit allocations. Lower yields on loans and lower rates on deposits were the main causes of lower interest income and interest expense for both the comparable three and six-month periods. The year-to-date decline was also affected by lower average loan volumes due to loans sold in the first quarter of 2003 in the Wisconsin Branch Sales and the Auto Loan Sale. The lower yields on loans and reduced rates on deposits were both attributable to declining short-term interest rates since January of 2001, which have impacted new product (loans and deposits) pricing as well as the re-pricing of variable priced products and fixed-price product renewals or prepayments.

Non-interest income increased $273,000 in the second quarter of 2004 when compared to the same period a year ago. On a year-to-date basis, non-interest income declined $8.2 million. The first quarter of 2003 included $6.0 million of Branch Gain allocable to Retail and the $2.5 million Auto Loan Sale Gain.

The Provision declined $638,000 during the second quarter, compared to a year ago, offsetting a $669,000 increase in first quarter of 2004 compared to 2003. The first quarter increase was attributable to increased pool allocations associated with higher historical loss experience net of reduced allocations associated with loans that were sold in the Auto Loan Sale. The decrease in the second quarter was primarily due to lower net charge-offs.

Non-interest expense increased $557,000 in the second quarter of 2004 compared to the second quarter of 2003. On a year-to-date basis the increase was $1.1 million. The increases were largely due to increased Branch Expansion expenses, particularly increased occupancy, equipment and personnel costs.

Income taxes were relatively flat on a quarter-to-quarter basis, but declined $4.2 million year-to-date. Taxes were lower for both the three and six month periods due to declines in pretax earnings, net of adjustments to inter-segment tax allocations.

The Retail Segment represented 20% and 19% of total Segment earnings for the second quarters of 2004 and 2003, respectively, and 13% for the first six months of 2004 compared to 39% for the same period in 2003. Retail Segment total assets were $838 million at June 30, 2004 and represented 17% of total consolidated assets.

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

TAM earnings for the second quarter of 2004 were $572,000, a decline of $306,000 or 35% from the second quarter of 2003. Year-to-date earnings in 2004 were $1.1 million, compared to $1.6 million in the same period in 2003, a decline of $462,000 or 29%. The decrease, for both the three and six-month periods, was due to higher non-interest expense and lower non-interest income partially offset by lower income taxes.

Non-interest income declined $199,000 and $163,000 for the three month and six-month periods ended June 30, 2004, respectively, when compared to the same periods in 2003. Both the three and six-month declines were due to lower trust and asset management revenues that were partially offset by improved brokerage commission income. The decline in trust and asset management revenues was primarily attributable to lower advisory, management and administration fees from public fund clients, resulting from the loss of a major customer in the fourth quarter of 2003, poor equity investment performance and increased price competition.

Non-interest expense increased $313,000 in the second quarter of 2004 compared to the second quarter of 2003. On a year-to-date basis the increase was $601,000. The increases were largely due to higher personnel costs.

Income taxes decreased $210,000 and $310,000 for the three and six-month periods of 2004, respectively, compared to the same periods in 2003. The decreases were due to lower pre-tax earnings.

The TAM Segment represented 6% and 8% of total Segment earnings in the second quarters of 2004 and 2003, respectively, and 7% for both the first six months of 2004 and 2003. TAM Segment total assets were $18 million at June 30, 2004 and represented less than 1% of total consolidated assets.

Mortgage Banking

The Mortgage Banking Segment (“Mortgage”) provides a variety of mortgage lending products to meet its customers’ needs. It sells the majority of the long-term, fixed-rate loans to the secondary market and continues to service most of the loans sold.

Mortgage earnings for the second quarter of 2004 were flat compared to the second quarter of 2003. For the year, earnings were down $2.2 million. The year-to-date decrease was due to lower non-interest and net interest income and was partially offset by lower income taxes, Provision and non-interest expense.

Net interest income declined by $1.4 million and $2.3 million for the three and six-month periods ended June 30, 2004 compared to the same periods in 2003. The decline for both periods was due to lower interest income adjusted for net cost of fund allocations. Lower volumes and yields on both portfolio and held-for-sale loans were the main causes of lower interest income for both the comparable three and six-month periods. Yields on portfolio and held-for-sale loans and volumes on portfolio loans were impacted by declining mortgage rates and increased prepayments since the end of 2002. Volumes on held-for-sale loans have been impacted by recent increases in mortgage interest rates and the corresponding decline in prepayment speeds.

Non-interest income includes fees generated from the underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans, net of origination costs, servicing right amortization and impairment. Non-interest income increased $761,000 in the second quarter of 2004 when compared to the same period a year ago. On a year-to-date basis, non-interest income declined $2.3 million. The second quarter of 2004 included a $1.7 million mortgage servicing rights impairment reversal, compared to a $1.1 million impairment charge in the comparable prior year period. Excluding impairment charges and reversals, non-interest income declined $2.1 million driven by a 47% decline in closings to $154 million in the second quarter of 2004, from $293 million in the second quarter of 2003. In addition, reversals in the direction of mortgage interest rates from declining to increasing contributed to a loss on the sale of loans into the secondary market, compared to gains in the year earlier period. Year-to-date 2003 included a $1.1 million mortgage servicing rights impairment charge, compared to none in the 2004 year-to-date period. Adjusted for the 2003 impairment, non-interest income declined $3.4 million over the comparable six-month periods. The year-to-date decline was attributable to the same factors as the second quarter decline.

The Provision declined $118,000 and $610,000, for the second quarter and year-to-date 2004, respectively, when compared to the comparable periods in 2003. The decreases in the Provision were primarily attributable to lower net charge-offs, lower specific loss estimates on certain individually reviewed loans and reduced allocations associated with loans that were sold in the Wisconsin Branch Sale.

Non-interest expense decreased $544,000 in the second quarter of 2004 compared to the second quarter of 2003. On a year-to-date basis the decrease was $339,000. The decrease for both the three and six month periods were primarily due to lower loan processing and collection expenses due to lower mortgage volumes.

Income taxes were flat on a quarter-to-quarter basis, but declined $1.4 million year-to-date. Taxes decreased for the six-month period due to the decline in pretax earnings.

The Mortgage Segment represented 16% and 14% of total Segment earnings in the second quarters of 2004 and 2003, respectively, and 8% for the first six months of 2004 compared to 16% for the same period in 2003. Mortgage Segment total assets were $255 million at June 30, 2004 and represented 5% of total consolidated assets.

BALANCE SHEET REVIEW

Total assets were $4.8 billion at June 30, 2004, an increase of $255 million or 6% from December 31, 2003. Total liabilities increased $266 million over the same period, while stockholders’ equity decreased $11 million.

Total earning assets, including COLI, increased $216 million from December 31, 2003. Non-earning assets increased $39 million over the same period. The increase in earning assets was primarily attributable to a $146 million increase in loans and a $72 million increase in securities. The increase in loans is due to growth in the commercial real estate portfolio and is largely due to Branch Expansion. Residential real estate loans also increased, but was largely offset by a decline in consumer loans.

Total deposits decreased $31 million from December 31, 2003. Bank-issued deposits declined $131 million while brokered deposits increased $100 million. The decline in bank-issued deposits was due to the withdrawal of $159 million of public deposits on June 30 that had already been removed from the balance sheet and invested overnight in AMCORE Vintage Mutual Funds. The swept funds returned the next day resulting in an adjusted increase in bank-issued deposits of $28 million. The increase is attributable to the Deposit Growth and Branch Expansion initiatives. Short-term borrowings increased $302 million and included $159 million in overnight borrowings needed to fund the public deposit withdrawal. The overnight borrowings were paid off when the swept funds were returned the next day.

The stockholders’ equity decrease was primarily due to a $10 million net increase in treasury stock due to shares purchased to offset the reissuance of shares for stock-based incentive plans during the current and prior quarters. Year-to-date retained earnings for 2004 of $12 million were offset by a decline in the unrealized value of investment securities available for sale of $13 million, net of tax effect.

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

As of June 30, 2004, the balance of automobile loans serviced and not included on the Company’s Consolidated Balance Sheet was $68 million. The carrying value of retained interests was $5.6 million. The carrying value of the retained interests is the maximum estimated exposure to loss of the retained residual interests. See Note 5 of the Notes to Consolidated Financial Statements.

The Company also originates mortgage loans that it sells to the secondary market. The Company typically retains the right to service the loans that are sold. As of June 30, 2004, the unpaid principal balance of mortgage loans serviced for others was $1.2 billion. These loans are not recorded on the Company’s consolidated balance sheets. The Company, as of June 30, 2004, and in accordance with SFAS No 140, had recorded $11.8 million of capitalized mortgage servicing rights. No impairment valuation allowance was recorded. See Note 4 of the Notes to Consolidated Financial Statements.

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

At June 30, 2004, a liability in the amount of $393,000, representing the value of the guarantee obligations associated with certain of the financial and standby letters of credit, has been recorded in accordance with FIN 45. This amount will be amortized into income over the life of the commitment. The notional amount of all letters of credit, including those exempted from the scope of FIN 45, was $196 million. See Note 10 of the Notes to Consolidated Financial Statements.

The carrying value of mortgage loan commitments at June 30, 2004 was an asset of $372,000. This amount represents the fair value of those commitments marked-to-market in accordance with SFAS 138, “Accounting for Derivative Instruments and Hedging Activities” and in accordance with Staff Accounting Bulletin No. 105. The total notional amount of mortgage loan commitments was $33 million at June 30, 2004. See Note 8 of the Notes to Consolidated Financial Statements.

At June 30, 2004, the Company had extended $612 million in loan commitments other than the mortgage loan commitments and letters of credit described above. This amount represented the notional amount of the commitment. No asset or liability has been recorded.

The Company has a number of non-marketable equity investments that have not been consolidated in its financial statements. At June 30, 2004, these investments included $5 million in private equity fund investments that were reported under either the cost or equity method, depending on the percentage of ownership. Not included in the carrying amount were commitments to fund an additional $1.5 million at some future date. The Company also has recorded investments of $4 million, $24 million, and $9 million, respectively, in stock of the Federal Reserve Bank, the Federal Home Loan Bank (FHLB) and preferred stock of Freddie Mac. These investments are recorded at amortized historical cost, with income recorded when dividends are declared. Other investments, comprised of various affordable housing tax credit projects (“AHTCP”), totaled approximately $589,000 at June 30, 2004. Losses are limited to the remaining investment and there are no additional funding commitments on the AHTCPs. Those investments without guaranteed yields were reported on the equity method, while those with guaranteed yields were reported using the effective yield method. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus additional commitments. The Company also holds $1.2 million in a common security investment in AMCORE Capital Trust I (“Trust”), a statutory business trust, to which the Company has $41.2 million in long-term debt outstanding. The Trust, in addition to the $1.2 million in common securities issued to the Company, issued $40.0 million in preferred securities. The $40.0 million in preferred securities were issued to non-affiliated investors in 1997 and are redeemable beginning in 2007. The BANK acquired $15.0 million in preferred securities from one of the investors in 2002. Prior to the first quarter of 2004, the Trust was consolidated with the Company and the Company reflected $25.0 million in long-term debt outstanding, which was treated as Tier 1 capital for regulatory purposes. Pursuant to FIN 46, and beginning with the first quarter of 2004, the Trust has been de-consolidated. As a result, the Company now reflects its $1.2 million common security investment on the equity method. The $15.0 million preferred securities are included in the BANK’s available for sale investment portfolio. The Company now reports the entire $41.2 million as outstanding long-term debt. Despite the adoption of FIN 46 in the first quarter of 2004, there is no change in the amount that qualifies as Tier 1 Capital for regulatory purposes.

The Company’s subsidiaries also hold assets in a fiduciary or agency capacity that are not included in the Consolidated Financial Statements because they are not assets of the Company. The total assets managed or administered by the Company at June 30, 2004 were $4.4 billion.

Contractual Obligations

In the ordinary course of its business, the Company enters into certain contractual arrangements. These obligations include issuance of debt to fund operations, property leases and derivative transactions. During the first six months of 2004, the Company entered into two operating lease agreements. There are no residual value guarantees on these leases. During the first quarter, the Company terminated two fair value hedges of FHLB borrowings with a combined notional amount of $74.0 million. Replacement hedges were executed during the second quarter of 2004. An additional fair value hedge of brokered CD’s with a notional amount of $11.0 million was executed during the second quarter of 2004. Other than these transactions, there were no material changes in the Company’s contractual obligations since the end of the latest calendar year. Amounts as of December 31, 2003 are listed in the table below.

	As of December 31, 2003 Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Contractual Obligations
Long-Term Debt	$184,610	$3	$51,908	$79,683	$53,016
Capital Lease Obligations	3,121	163	332	346	2,280
Operating Leases	17,437	2,413	3,853	2,802	8,369
Purchase Obligations	5,630	5,630	—	—	—

Total	$210,798	$8,209	$56,093	$82,831	$63,665

See Notes 6, 7 and 8 of the Notes to Consolidated Financial Statements and Note 5 of the Notes to the Consolidated Financial Statements included in the Form 10-K Annual Report for the year ended December 31, 2003.

ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

AMCORE’s credit risk is centered in its loan portfolio, which on June 30, 2004 totaled $3.1 billion, or 69% of earning assets including COLI. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer’s failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration.

The Company is also exposed to credit risk with respect to its $121 million investment in COLI. AMCORE manages this risk by diversifying its holdings among various carriers and by periodic internal credit reviews. All carriers have “Secure” ratings from A. M. Best that range from a low of “A” (Excellent) to “A++” (Superior).

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

The determination by management of the appropriate level of the Allowance amounted to $43.2 million at June 30, 2004, compared to $42.1 million at December 31, 2003, an increase of $1.1 million or 3%. The increase included a $2.4 million increase in specific loss estimates on certain individually reviewed loans and a $2.1 million increase for statistical loss estimates on loan groups or pools based upon historical loss experience. Partially offsetting these increases was a $3.3 million decline for loss estimates based upon reduced concerns over loan concentrations, lower non-accrual loans and delinquencies, improvement in the overall and local economies and improved credit quality due to expansion of workout and collection staffs that enabled the Company to address deteriorating credits more quickly.

As of June 30, 2004, the Allowance as a percent of total loans and of non-accrual loans was 1.38% and 231%, respectively. These compare to the same ratios at December 31, 2003 of 1.41% and 133%. Net charge-offs were $6.8 million for the first six months of 2004 versus $9.0 million for the first six months of 2003. These represented 0.45% and 0.63% of average loans, respectively, on an annualized basis. AMCORE’s management believes that the Allowance coverage is adequate.

An analysis of the Allowance is shown in Table 5.

Non-performing Assets

Non-performing assets consist of non-accrual loans, loans 90 days past due and still accruing, other real estate owned and other foreclosed assets. Non-performing assets totaled $26.9 million as of June 30, 2004, a decline of $14.5 million or 35% from $41.4 million at December 31, 2003. Non-performing assets have declined for three consecutive quarters. The $14.5 million decrease consisted of a $12.9 million decrease in non-accrual loans, a $1.1 million decrease in other foreclosed assets and a $587,000 decrease in loans 90 days past due and still accruing. These were partially offset by an $115,000 increase in foreclosed real estate owned. Total non-performing assets represented 0.56% and 0.91% of total assets at June 30, 2004 and December 31, 2003, respectively. The decrease in non-accrual loans included the resolution without loss of the BANK’s largest non-performing loan, removing approximately $6.0 million from its non-accrual loan totals.

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

Liquidity is derived primarily from bank-issued deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources include brokered CDs, federal funds purchased (“FED Funds”) lines, FHLB advances, repurchase agreements, commercial paper and back-up lines of credit, the sale or securitization of loans, and access to other capital markets.

The parent company requires adequate liquidity to pay its expenses, repay debt when due and pay stockholder dividends. Liquidity is primarily provided to the parent through the BANK and other subsidiaries in the form of dividends. Dividends from subsidiaries through June 30, 2004 amounted to $15 million.

Funding of loans is the most significant liquidity need, representing 65% of total assets as of June 30, 2004. Since December 31, 2003, loans increased $146 million. Loans held for sale, which represents mortgage origination fundings awaiting delivery to the secondary market, declined $5 million. During this same time period, bank-issued deposits increased an adjusted $28 million (see Balance Sheet Review). The increases in loans and bank-issued deposits were due to increases resulting from the Branch Expansion. The decline in loans held for sale reflects decreased refinancing activity due to increasing mortgage interest rates. Overall, liquidity decreased during the first six months of 2004, as non-core funding, which includes borrowings and brokered deposits, increased $239 million.

In the aggregate, the Company’s Branch Expansion strategy poses the greatest challenge to short and long-term liquidity. The Branch Expansion has required, and will continue to require, other sources of liquidity to fund the loan growth and the total estimated $120 million capital investment. This reflects the Company’s strategy to move into new markets where business density is greatest and where revenues and a profitable book of business can be developed over a shorter period of time. Once this is accomplished, a more permanent full-service site is sought where the Company expects deposit generation to mitigate the liquidity pressure inherent in the early phases of the strategy. As of June 30, 2004, $78 million of the total $120 million capital commitment remained.

Notwithstanding the funding requirements posed by the Branch Expansion, the Company is confident of its ability to meet and manage its short and long-term liquidity needs. As of June 30, 2004 available sources of liquidity included $24 million of FED Funds lines, unused collateral sufficient to support $226 million in FED discount window advances, $233 million of unpledged debt investment securities, $35 million of unused commercial paper and backup line of credit borrowings and $7 million of FHLB advances. The Company also has capacity, over time, to place sufficient amounts of brokered CDs as a source of mid- to long-term liquidity. The BANK’s indirect auto portfolio, which at June 30, 2004 was $443 million, also remains an attractive source of liquidity through additional Auto Loan Sales. At June 30, 2004, potential uses of liquidity included $612 million in commitments to extend credit, $33 million in residential mortgage commitments primarily for sale to the secondary market, and $196 million in letters of credit. At December 31, 2003, these amounts were $635 million, $42 million and $190 million, respectively.

Capital Management

Total stockholders’ equity at June 30, 2004, was $364 million, a decrease of $11 million or 3% from December 31, 2003. The decrease was primarily due to a $10 million net increase in treasury stock due to shares purchased to offset the reissuance of shares for stock-based incentive plans during the current and prior quarters. Year-to-date retained earnings for 2004 of $12 million were offset by a decline in the unrealized value of investment securities available for sale of $13 million, net of tax effect. AMCORE paid dividends of $0.17 per share in the first and second quarters of 2004 compared to $0.16 per share in the first and second quarters of 2003.

AMCORE has outstanding $41.2 million of capital securities through the Trust. Of the $41.2 million, $25.0 million qualifies as Tier 1 capital for regulatory capital purposes, which is the $41.2 million reduced by the $1.2 million of common equity securities owned by the Company and the $15.0 million of preferred securities that were acquired by the BANK in 2002. Pursuant to regulations recently proposed by the Federal Reserve Board, the capital securities are expected to continue to qualify as Tier 1 Capital.

AMCORE’s ratio of risk-based capital at 11.61%, its Tier 1 capital at 10.42% and its leverage ratio at 8.10%, all significantly exceed the regulatory minimums (as the following table indicates), as of June 30, 2004. The BANK, whose ratios are not presented below, is considered a “well-capitalized” institution based on regulatory guidelines.

	June 30, 2004		December 31, 2003		June 30, 2003
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets)	$420,453	11.61%	$417,580	11.76%	$400,459	11.54%
Total Capital Minimum	289,695	8.00%	284,003	8.00%	277,629	8.00%

Amount in Excess of Regulatory Minimum	$130,758	3.61%	$133,577	3.76%	$122,830	3.54%

Tier 1 Capital (to Risk Weighted Assets)	$377,223	10.42%	$375,330	10.57%	$358,011	10.32%
Tier 1 Capital Minimum	144,848	4.00%	142,001	4.00%	138,815	4.00%

Amount in Excess of Regulatory Minimum	$232,375	6.42%	$233,329	6.57%	$219,196	6.32%

Tier 1 Capital (to Average Assets)	$377,223	8.10%	$375,330	8.49%	$358,011	8.27%
Tier 1 Capital Minimum	186,311	4.00%	176,811	4.00%	173,196	4.00%

Amount in Excess of Regulatory Minimum	$190,912	4.10%	$198,519	4.49%	$184,815	4.27%

Risk adjusted assets	$3,621,192		$3,550,035		$3,470,366

Average assets	$4,657,776		$4,420,287		$4,329,908

TABLE 1

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	For the Three Months ended June 30,
	2004			2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Taxable securities	$1,037,159	$10,492	4.05%	$878,784	$9,790	4.46%
Tax-exempt securities (1)	140,537	2,567	7.30%	191,050	3,539	7.41%

Total Securities (2)	$1,177,696	$13,059	4.44%	$1,069,834	$13,329	4.98%
Short-term investments	7,226	13	0.74%	18,080	47	1.04%
Loans held for sale (3)	44,252	765	6.92%	75,447	1,632	8.65%

Commercial	742,460	9,953	5.39%	758,242	11,177	5.91%
Commercial real estate	1,417,519	19,278	5.47%	1,165,968	16,866	5.80%
Residential real estate	390,653	5,415	5.56%	401,564	6,436	6.42%
Consumer	532,592	8,907	6.73%	534,234	10,135	7.61%

Total loans (1) (4)	$3,083,224	$43,553	5.68%	$2,860,008	$44,614	6.25%

Total interest-earning assets	$4,312,398	$57,390	5.34%	$4,023,369	$59,622	5.94%
Allowance for loan losses	(44,660)			(41,358)
Non-interest-earning assets	408,624			390,820

Total assets	$4,676,362			$4,372,831

Liabilities and Stockholders’ Equity:
Interest-bearing demand & savings deposits	$1,352,839	$2,787	0.83%	$1,186,776	$2,763	0.93%
Time deposits	1,123,071	6,984	2.50%	1,182,922	10,060	3.41%

Total Bank issued interest-bearing deposits	$2,475,910	$9,771	1.59%	$2,369,698	$12,823	2.17%
Wholesale deposits	550,291	3,705	2.71%	534,136	4,908	3.69%
Short-term borrowings	577,063	2,977	2.07%	439,717	2,720	2.48%
Long-term borrowings	184,297	2,284	4.98%	188,857	2,673	5.68%

Total interest-bearing liabilities	$3,787,561	$18,737	1.99%	$3,532,408	$23,124	2.63%
Non-interest bearing deposits	449,694			388,230
Other liabilities	65,174			87,008
Realized Stockholders’ Equity	371,003			345,184
Other Comprehensive Income	2,930			20,001

Total Liabilities & Stockholders’ Equity	$4,676,362			$4,372,831

Net Interest Income (FTE)		$38,653			$36,498

Net Interest Spread (FTE)			3.35%			3.31%

Interest Rate Margin (FTE)			3.60%			3.63%

TABLE 2

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	Six Months Ended June 30,
	2004			2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Taxable securities	$1,024,322	$21,409	4.18%	$889,305	$20,501	4.61%
Tax-exempt securities (1)	140,553	5,185	7.38%	199,673	7,416	7.43%

Total Securities (2)	$1,164,875	$26,594	4.57%	$1,088,978	$27,917	5.13%
Short-term investments	7,461	32	0.87%	13,274	69	1.05%
Loans held for sale (3)	35,125	1,479	8.42%	64,705	2,805	8.67%

Commercial	736,848	20,113	5.49%	759,083	22,148	5.88%
Commercial real estate	1,393,575	37,487	5.41%	1,140,836	33,287	5.88%
Residential real estate	381,627	10,774	5.66%	420,771	13,599	6.48%
Consumer	541,384	18,303	6.80%	560,104	21,077	7.59%

Total loans (1) (4)	$3,053,434	$86,677	5.71%	$2,880,794	$90,111	6.30%

Total interest-earning assets	$4,260,896	$114,782	5.41%	$4,047,751	$120,902	6.01%
Allowance for loan losses	(44,028)			(38,197)
Non-interest-earning assets	403,817			396,962

Total assets	$4,620,685			$4,406,516

Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$1,369,646	$5,817	0.85%	$1,155,770	$5,163	0.90%
Time deposits	1,106,913	14,307	2.60%	1,214,393	21,809	3.62%

Total Bank issued interest-bearing deposits	$2,476,559	$20,124	1.63%	$2,370,163	$26,972	2.29%
Wholesale deposits	532,910	7,296	2.75%	543,898	10,042	3.72%
Short-term borrowings	550,611	5,705	2.08%	476,887	5,892	2.49%
Long-term borrowings	183,906	4,679	5.12%	186,857	5,455	5.89%

Total interest-bearing liabilities	$3,743,986	$37,804	2.03%	$3,577,805	$48,361	2.73%
Non-interest bearing deposits	435,218			379,231
Other liabilities	62,625			85,868
Realized Stockholders’ Equity	371,529			342,642
Other Comprehensive Income	7,327			20,970

Total Liabilities & Stockholders’ Equity	$4,620,685			$4,406,516

Net Interest Income (FTE)		$76,978			$72,541

Net Interest Spread (FTE)			3.38%			3.28%

Interest Rate Margin (FTE)			3.62%			3.60%

TABLE 3

ANALYSIS OF QUARTER-TO-QUARTER CHANGES IN NET INTEREST INCOME

	For the Three Months ended June 30, 2004/2003
	Increase/(Decrease) Due to Change in		Total Net Increase (Decrease)
	Average Volume	Average Rate
	(in thousands)
Interest Income:
Taxable securities	$1,657	$(955)	$702
Tax-exempt securities (1)	(923)	(49)	(972)

Total Securities (2)	$1,273	$(1,543)	$(270)
Short-term investments	(25)	(9)	(34)
Loans held for sale (3)	(583)	(284)	(867)

Commercial	(234)	(990)	(1,224)
Commercial real estate	3,428	(1,016)	2,412
Residential real estate	(173)	(848)	(1,021)
Consumer	(32)	(1,196)	(1,228)

Total loans (1) (4)	3,271	(4,332)	(1,061)

Total Interest-Earning Assets	$4,044	$(6,276)	$(2,232)

Interest Expense:
Interest-bearing demand and savings deposits	$358	$(334)	$24
Time deposits	(491)	(2,585)	(3,076)

Total Bank issued interest-bearing deposits	546	(3,598)	(3,052)
Wholesale deposits	143	(1,346)	(1,203)
Short-term borrowings	751	(494)	257
Long-term borrowings	(64)	(325)	(389)

Total Interest-Bearing Liabilities	$1,569	$(5,956)	$(4,387)

Net Interest Margin / Net Interest Income (FTE)	$2,475	$(320)	$2,155

The above table shows the changes in interest income (tax equivalent "FTE") and interest expense attributable to volume and rate variances. The change in interest income (tax equivalent) due to both volume and rate and due to the extra day in 2004 due to leap year have been allocated to volume and rate changes in proporation to the relationship of the absolute dollar amounts of the change in each.

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%. The amount of FTE for tax-exempt securities is $898,000 and $1.2 million for 2004 and 2003, respectively. The amount of FTE for tax-exempt loans is $115,000 and $165,000 for 2004 and 2003, respectively.

(2)	The average balances of the securities are based on amortized historical cost.

(3)	The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.

(4)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $808,000 and $923,000 for 2004 and 2003, respectively.

TABLE 4

ANALYSIS OF YEAR-TO-DATE CHANGES IN NET INTEREST INCOME

	Six Months Ended June 30,
	2004/2003
	Increase/(Decrease) Due to Change in		Total Net Increase (Decrease)
	Average Volume	Average Rate
	(in thousands)
Interest Income:
Taxable securities	$2,933	$(2,025)	$908
Tax-exempt securities (1)	(2,181)	(50)	(2,231)

Investment securities (1) (2)	$1,863	$(3,186)	$(1,323)
Short-term investments	(24)	(13)	(37)
Loans held for sale (3)	(1,247)	(79)	(1,326)

Commercial	(619)	(1,416)	(2,035)
Commercial real estate	7,025	(2,825)	4,200
Residential real estate	(1,195)	(1,630)	(2,825)
Consumer	(674)	(2,100)	(2,774)

Total loans (1) (4)	5,296	(8,730)	(3,434)

Total Interest-Earning Assets	$6,228	$(12,348)	$(6,120)

Interest Expense:
Interest-bearing demand and savings	$930	$(276)	$654
Time deposits	(1,791)	(5,711)	(7,502)

Total Bank issued interest-bearing deposits	1,177	(8,025)	(6,848)
Wholesale deposits	(197)	(2,549)	(2,746)
Short-term borrowings	848	(1,035)	(187)
Long-term borrowings	(83)	(693)	(776)

Total Interest-Bearing Liabilities	$2,201	$(12,758)	$(10,557)

Net Interest Margin / Net Interest Income (FTE)	$4,027	$410	$4,437

The above table shows the changes in interest income (tax equivalent "FTE") and interest expense attributable to volume and rate variances.

The change in interest income (tax equivalent) due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 35%. The amount of FTE for tax-exempt securities is $1.8 million and $2.6 million for 2004 and 2003, respectively. The amount of FTE for tax-exempt loans is $235,000 and $336,000 for 2004 and 2003, respectively.

(2)	The average balances of the securities are based on amortized historical cost.

(3)	The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.

(4)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $1.5 million and $1.6 million for 2004 and 2003, respectively.

TABLE 5

ASSET QUALITY

The components of non-performing loans and foreclosed assets at June 30, 2004 and December 31, 2003 were as follows:

	June 30, 2004	December 31, 2003
	(in thousands)
Impaired loans:
Non-accrual loans
Commercial	$2,687	$3,154
Real estate	12,080	15,676
Other non-performing:
Non-accrual loans (1)	3,980	12,841
Loans 90 days or more past due and still accruing	2,717	3,304

Total non-performing loans	$21,464	$34,975

Foreclosed assets:
Real estate	4,548	4,433
Other	856	1,989

Total foreclosed assets	$5,404	$6,422

Total non-performing assets	$26,868	$41,397

Troubled debt restructurings	$14	$—

(1)	These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

An anaylsis of the allowance for loan losses for the periods ended June 30, 2004 and 2003 is presented below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	($ in thousands)		($ in thousands)
Balance at beginning of period	$43,475	$39,600	$42,115	$35,214
Charge-Offs:
Commercial, financial and agricultural	1,093	791	2,968	5,367
Real estate	1,879	626	2,818	1,572
Installment and consumer	1,452	1,728	3,496	3,440
Direct leases	—	27	4	120

	4,424	3,172	9,286	10,499
Recoveries:
Commercial, financial and agricultural	145	409	1,141	525
Real estate	257	276	278	457
Installment and consumer	495	312	1,023	560
Direct leases	—	—	2	—

	897	997	2,444	1,542
Net Charge-Offs	3,527	2,175	6,842	8,957
Provision charged to expense	3,282	4,729	7,957	17,304
Reductions due to sale of loans	—	—	—	(1,407)

Balance at end of period	$43,230	$42,154	$43,230	$42,154

Ratio of net-charge-offs during the period to average loans outstanding during the period (1)	0.46%	0.30%	0.45%	0.63%

(1)	On an annualized basis.

Table 6

AMCORE Branch Expansion Plans as of August 2004

Strategy	LBO*	Full Service	In-store	Branch Expansion	Total Locations
2001					64 **
– Sold branches					(7)
+ New branches	1	1	0	2	2
– Closed, moved to new facility	0	0	0	0	0

Cumulative total	1	1	0	2	59
2002
+ New branches	4	3	0	7	7
– Closed, moved to new facility	(1)	(1)	0	(2)	(2)

Cumulative total	4	3	0	7	64
2003
– Sold branches					(6)
– Closed in-store					(1)
+ New branches	4	7	0	11	11
– Closed, moved to new facility	(1)	(1)	(2)	(4)	(4)

Cumulative total	7	9	(2)	14	(64)
2004 Projected
+ New branches	2	9	0	11	11
– Closed, moved to new facility	(4)	0	(2)	(6)	(6)

Cumulative total	5	18	(4)	19	69
2005 Projected
+ New branches	5	2	0	7	7
– Closed, moved to new facility	(2)	0	0	(2)	(2)

Cumulative total	8	20	(4)	24	74
2006 Projected
+ New branches	5	3	0	8	8
– Closed, moved to new facility	(3)	0	0	(3)	(3)

Cumulative total	10	23	(4)	29	79
2007 Projected
+ New branches	5	5	0	10	10
– Closed, moved to new facility	(5)	0	0	(5)	(5)

Cumulative total	10	28	(4)	34	84
2008 Projected
+ New branches	0	5	0	5	5
– Closed, moved to new facility	(5)	0	0	(5)	(5)

Cumulative total	5	33	(4)	34	84
2009 Projected
+ New branches	0	5	0	5	5
– Closed, moved to new facility	(5)	0	0	(5)	(5)

Cumulative total	0	38	(4)	34	84

*	LBO is a limited branch office.
**	Includes asset management location in Des Moines

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based upon an immediate increase in interest rates of 100 basis points and no change in the slope of the yield curve, the potential decrease in net interest income for the twelve-month period beginning July 1, 2004 would be approximately $1.9 million or –1.19% of base forecasted net interest income. This analysis assumes no growth in assets or liabilities and replacement of maturing instruments with like-kind instruments. At the end of 2003, comparable assumptions would have resulted in a potential decrease in 2004 net interest income of $764,000 or –0.48%. Thus, AMCORE’s earnings at risk position in a rising-rate scenario has increased since the end of 2003.

Likewise, an immediate decrease in interest rates of 100 basis points and no change in the slope of the yield curve would result in a potential decrease in net interest income for the twelve-month period beginning July 1, 2004 of approximately $1.6 million or
–1.01% of base forecasted net interest income. The same assumptions at the end of 2003 would have resulted in a potential decrease in net interest income of $7.1 million or –4.48%. AMCORE’s sensitivity to declining interest rates has decreased since the end of 2003. With the recent increase in rates, all points on the yield curve are now being shocked down the full 100 basis points. AMCORE continues to have rate compression on non-maturity deposits. Factors that contribute to the continued negative sensitivity to declining interest rates include the negative convexity of the mortgage-backed products and the large volume of floating rate commercial loans.

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

PART II—Other Information

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

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table presents information relating to all Company repurchases of common stock during the second quarter of 2004:

Issuer Purchases of Equity Securities
Period	(a) Total # of Shares Purchased	(b) Average Price Paid per Share	(c) Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum # (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1–30, 2004	147,372	$27.91	0	0
May 1–31, 2004	255,699	28.52	0	0
June 1–30, 2004	129,379	29.08	0	0

Total	532,450	28.49	0	0

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

(a) AMCORE Financial, Inc. 2004 Annual Meeting of Stockholders was held on May 4, 2004.

(c) Matters voted upon at the Annual Meeting of Stockholders:

Proxies were solicited by AMCORE Financial, Inc. management for the purpose of electing one Class II director and four Class III directors. The following individuals were elected as a directors:

Class	Name	Votes For	Votes Withheld	Term Expiration
II	Jack D. Ward	20,012,604	1,435,220	2006
III	Paula A. Bauer	20,009,601	1,438,224	2007
III	Karen L. Branding	17,210,494	4,237,331	2007
III	Paul Donovan	20,044,649	1,403,176	2007
III	Gary L. Watson	19,953,557	1,494,268	2007

Proxies were solicited by AMCORE Financial, Inc. management to ratify the appointment of KPMG LLP as independent auditors. The appointment of KPMG LLP was ratified via 20,992,001 votes for, 364,415 votes against and 91,408 votes abstaining the ratification of the appointment.

Proxies were solicited by AMCORE Financial, Inc. management to approve the Amended and Restated AMCORE Stock Option Advantage Plan. The Plan was approved via 15,690,040 votes for, 2,087,569 votes against and 313,516 votes abstaining. The broker non-vote on the Plan was 3,356,698 shares.

ITEM 6.	Exhibits and Reports on Form 8-K

(a	)	3	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc. dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

		3.1	By-laws of AMCORE Financial, Inc. as amended February 11, 2004. (Incorporated by reference to Exhibit 3.2 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2003).

		31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b	)		A report on Form 8-K, dated April 14, 2004, was filed concerning the Company’s results of operations for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCORE FINANCIAL, INC.

Date: August 9, 2004

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