Form 10-Q
period 2004-09-30
AMCORE FINANCIAL INC
filed 2004-11-09
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

☒ Yes ☐ No

The number of shares outstanding of the registrant’s common stock, par value $0.22 per share, at October 31, 2004 was 24,807,830 shares.

AMCORE FINANCIAL, INC.

Form 10–Q Table of Contents

PART I. ITEM 1: Financial Statements

AMCORE Financial, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

			September 30, 2004	December 31, 2003
			( in thousands, except share data)
ASSETS
Cash and cash equivalents			$115,492	$107,965
Interest earning deposits in banks			113	1,746
Federal funds sold and other short-term investments			9,000	—
Loans held for sale			108,486	32,351
Securities available for sale			1,223,423	1,165,382
Gross loans			3,158,631	2,992,309
Allowance for loan losses			(41,980)	(42,115)

Net loans			$3,116,651	$2,950,194
Company owned life insurance			122,059	116,475
Premises and equipment, net			83,212	72,427
Goodwill			15,575	15,575
Foreclosed real estate, net			4,029	4,433
Other assets			78,421	77,080

TOTAL ASSETS			$4,876,461	$4,543,628

LIABILITIES
Deposits:
Demand deposits			$1,671,461	$1,622,735
Savings deposits			260,556	244,587
Other time deposits			1,759,723	1,508,515

Total deposits			$3,691,740	$3,375,837
Short-term borrowings			572,633	557,063
Long-term borrowings			165,885	184,610
Other liabilities			63,019	50,534

TOTAL LIABILITIES			$4,493,277	$4,168,044

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued			$—	$—
Common stock, $0.22 par value; authorized 45,000,000 shares;
	September 30, 2004	December 31, 2003
Issued	29,894,308	29,830,041
Outstanding	24,821,446	25,079,471	6,641	6,625
Treasury stock	5,072,862	4,750,570	(102,474)	(91,812)
Additional paid-in capital			74,024	73,862
Retained earnings			398,341	378,305
Deferred compensation			(277)	(353)
Accumulated other comprehensive income			6,929	8,957

TOTAL STOCKHOLDERS’ EQUITY			$383,184	$375,584

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY			$4,876,461	$4,543,628

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	( in thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$45,550	$42,647	$131,992	$132,422
Interest on securities:
Taxable	$11,070	$8,605	$32,479	$29,106
Tax-exempt	1,803	1,955	5,173	6,775

Total Interest on Securities	$12,873	$10,560	$37,652	$35,881

Interest on federal funds sold and other short-term investments	$16	$82	$47	$136
Interest and fees on loans held for sale	706	1,592	2,185	4,397
Interest on deposits in banks	1	18	2	33

Total Interest Income	$59,146	$54,899	$171,878	$172,869

INTEREST EXPENSE
Interest on deposits	$14,865	$16,822	$42,285	$53,836
Interest on short-term borrowings	3,537	2,349	9,242	8,241
Interest on long-term borrowings	2,313	2,703	6,992	8,158

Total Interest Expense	$20,715	$21,874	$58,519	$70,235

Net Interest Income	$38,431	$33,025	$113,359	$102,634
Provision for loan losses	2,830	4,318	10,787	21,622

Net Interest Income After Provision for Loan Losses	$35,601	$28,707	$102,572	$81,012

NON-INTEREST INCOME
Trust and asset management income	$5,017	$5,619	$15,908	$17,034
Service charges on deposits	5,388	4,751	14,757	13,787
Mortgage banking income	321	6,495	2,771	11,585
Company owned life insurance income	1,346	1,753	4,055	5,229
Brokerage commission income	721	655	2,363	1,988
Bankcard fee income	1,111	847	3,020	2,616
Gain on sale of branches	—	—	—	8,208
Gain on sale of loans	1,214	—	1,826	2,491
Other	1,550	1,283	4,420	3,779

Non-Interest Income, Excluding Net Security Gains	$16,668	$21,403	$49,120	$66,717
Net security gains	250	—	2,164	2,285

Total Non-Interest Income	$16,918	$21,403	$51,284	$69,002
OPERATING EXPENSES
Compensation expense	$17,250	$15,473	$51,559	$45,176
Employee benefits	3,876	3,560	13,410	11,905
Net occupancy expense	2,408	2,220	7,300	6,325
Equipment expense	2,237	2,404	7,056	6,949
Data processing expense	580	1,122	1,731	4,547
Professional fees	1,102	1,134	3,493	3,403
Communication expense	1,155	1,174	3,405	3,405
Advertising and business development	1,634	1,330	4,554	4,111
Amortization of intangible assets	—	36	—	106
Other	4,707	5,171	15,196	17,743

Total Operating Expenses	$34,949	$33,624	$107,704	$103,670

Income Before Income Taxes	$17,570	$16,486	$46,152	$46,344
Income taxes	5,230	4,806	13,379	12,716

Net Income	$12,340	$11,680	$32,773	$33,628

EARNINGS PER COMMON SHARE
Basic	$0.50	$0.47	$1.31	$1.35
Diluted	$0.49	$0.47	$1.30	$1.34
DIVIDENDS PER COMMON SHARE	$0.17	$0.17	$0.51	$0.49
AVERAGE COMMON SHARES OUTSTANDING
Basic	24,809	24,909	25,002	24,860
Diluted	25,078	25,100	25,294	25,024

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except share data)
Balance at December 31, 2002	$6,615	$74,326	$351,247	$(523)	$(97,043)	$21,059	$355,681

Comprehensive Income:
Net Income	—	—	33,628	—	—	—	33,628
Current period unrealized gains (losses) on hedging activities	—	—	—	—	—	—	—
Reclassification of gains on hedging activities to earnings	—	—	—	—	—	(1,732)	(1,732)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	676	676

Net effect of hedging activities	—	—	—	—	—	(1,056)	(1,056)

Net unrealized holding losses on securities available for sale arising during the period	—	—	—	—	—	(12,027)	(12,027)
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(2,285)	(2,285)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	5,666	5,666

Net unrealized losses on securities available for sale	—	—	—	—	—	(8,646)	(8,646)

Comprehensive Income (Loss)	—	—	33,628	—	—	(9,702)	23,926

Cash dividends on common stock - $0.49 per share	—	—	(12,190)	—	—	—	(12,190)
Purchase of 190,944 shares for the treasury	—	—	—	—	(4,570)	—	(4,570)
Deferred compensation expense and other	—	63	—	239	—	—	302
Reissuance of 316,819 treasury shares for incentive plans	—	(1,316)	—	(166)	7,088	—	5,606
Issuance of 27,419 common shares for Employee Stock Plan	6	508	—	—	—	—	514

Balance at September 30, 2003	$6,621	$73,581	$372,685	$(450)	$(94,525)	$11,357	$369,269

Balance at December 31, 2003	$6,625	$73,862	$378,305	$(353)	$(91,812)	$8,957	$375,584

Comprehensive Income:
Net Income	—	—	32,773	—	—	—	32,773

Current period unrealized gains (losses) on hedging activities	—	—	—	—	—	—	—
Reclassification of gains on hedging activities to earnings	—	—	—	—	—	(909)	(909)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	354	354

Net effect of hedging activities	—	—	—	—	—	(555)	(555)

Net unrealized holding losses on securities available for sale arising during the period	—	—	—	—	—	(209)	(209)
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(2,164)	(2,164)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	900	900

Net unrealized losses on securities available for sale	—	—	—	—	—	(1,473)	(1,473)

Comprehensive Income (Loss)	—	—	32,773	—	—	(2,028)	30,745

Cash dividends on common stock - $0.51 per share	—	—	(12,737)	—	—	—	(12,737)
Purchase of 816,747 shares for the treasury	—	—	—	—	(23,418)	—	(23,418)
Deferred compensation expense and other	3	106	—	136	—	—	245
Reissuance of 494,455 treasury shares for incentive plans	—	(1,113)	—	(60)	12,756	—	11,583
Issuance of 57,598 common shares for Employee Stock Plan	13	1,169	—	—	—	—	1,182

Balance at September 30, 2004	$6,641	$74,024	$398,341	$(277)	$(102,474)	$6,929	$383,184

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Cash Flows From Operating Activities
Net income	$32,773	$33,628
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	5,762	4,757
Amortization and accretion of securities, net	3,038	9,143
Provision for loan losses	10,787	21,622
Amortization of intangible assets	—	106
Company owned life insurance income, net of death benefits	(3,318)	(4,713)
Gain on sale of branches	—	(8,208)
Net securities gains	(2,164)	(2,285)
Net gain on sale of loans	(1,826)	(2,491)
Net gain on sale of loans held for sale	(1,612)	(16,186)
Originations of loans held for sale	(303,934)	(741,266)
Proceeds from sales of loans held for sale	306,441	798,394
Deferred income tax benefit	(1,678)	(1,794)
Tax benefit on exercise of stock options	1,324	952
Other, net	15,417	(17,351)

Net cash provided by operating activities	$61,010	$74,308

Cash Flows From Investing Activities
Proceeds from maturities of securities available for sale	$168,976	$541,565
Proceeds from sales of securities available for sale	58,865	76,640
Purchase of securities available for sale	(274,112)	(546,739)
Net increase in federal funds sold and other short-term investments	(9,000)	(19,100)
Net decrease (increase) in interest earning deposits in banks	1,633	(1,352)
Net increase in loans	(334,773)	(195,445)
Proceeds from the sale of loans	78,947	107,734
Investment in company owned life insurance	(2,266)	(1,055)
Premises and equipment expenditures, net	(16,543)	(17,424)
Proceeds from the sale of foreclosed real estate	3,040	3,056

Net cash used for investing activities	$(325,233)	$(52,120)

Cash Flows From Financing Activities
Net increase in demand deposits and savings accounts	$64,695	$349,900
Net increase (decrease) in time deposits	251,208	(123,998)
Net decrease in short-term borrowings	(19,430)	(216,795)
Proceeds from long-term borrowings	—	40,000
Payment of long-term borrowings	(9)	(15,800)
Net payments to settle branch sales	—	(65,439)
Dividends paid	(12,737)	(12,190)
Issuance of common shares for employee stock plan	1,182	514
Reissuance of treasury shares for incentive plans	10,259	4,654
Purchase of shares for treasury	(23,418)	(4,570)

Net cash provided by (used for) financing activities	$271,750	$(43,724)

Net change in cash and cash equivalents	$7,527	$(21,536)
Cash and cash equivalents:
Beginning of year	107,965	145,224

End of period	$115,492	$123,688

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$42,368	$59,562
Interest paid on borrowings	$15,966	15,954
Income tax payments	$4,650	18,854
Non-Cash Investing and Financing
Foreclosed real estate - acquired in settlement of loans	2,573	5,189
Transfer current portion of long-term borrowings to short-term borrowings	35,000	39
Capitalized interest	120	264
De-consolidation of AMCORE Capital Trust I - increases in assets and liabilities	16,238	—
Transfer of loans to held for sale loans	75,000	—

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

Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10–K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2003. In particular, for presentation purposes and greater comparability with industry practices, certain loan origination costs have been reclassified and netted against mortgage banking income in the Consolidated Statements of Income. These reclassifications resulted in an equal decrease to compensation expense and employee benefits. The reclassifications had no effect on Stockholders’ Equity or net income as previously reported.

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46) which was subsequently replaced by a revised FIN 46 in December 2003. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and applies to certain variable interest entities (“VIEs”) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted FIN 46 for the reporting period ending March 31, 2004. Upon adoption of FIN 46, the Company was required to de-consolidate its investment in AMCORE Capital Trust I (“Trust”), a statutory business trust. As a result of the de-consolidation, the September 30, 2004 balance reflects $41.2 million of long-term debt on its Consolidated Balance Sheets which includes the previously reported $25.0 million of outstanding preferred securities, $15.0 million of preferred securities held by another subsidiary of the Company and previously eliminated in consolidation, plus $1.2 million of common securities held by the Company, which were also previously eliminated in consolidation. See Note 7 of the Notes to Consolidated Financial Statements.

In November 2003, the FASB ratified a consensus reached by the Emerging Issues Task Force (“EITF”) in EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which is effective for fiscal years ending after December 15, 2003. The consensus requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. These disclosures are contained in Note 2 of the Notes to Consolidated Financial Statements. In March of 2004, the FASB ratified additional disclosures pursuant to EITF 03-1 that are effective for annual financial statements for fiscal years ending after June 15, 2004. The FASB also ratified guidance for evaluating whether or not an impairment should be considered other-than-temporary, therefore requiring an adjustment to earnings. In September 2004, the FASB delayed the effective date of the measurement and recognition provisions of EITF 03-1 (which became effective for reporting periods beginning after June 15, 2004) until such time as further guidance on the application of those provisions is issued in final form. The Company has not yet completed its evaluation, however, based upon fair values as of September 30, 2004, and the proposed additional guidance from the FASB, the Company expects no material impact on its Consolidated Financial Statements.

In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulleting (SAB) No. 105, “Application of Accounting Principles to Loan Commitments”. SAB No. 105 applies to all registrants that issue loan commitments that relate to the origination of mortgage loans that will be held for sale and applies specifically to loan commitments that are issued after March 31, 2004. The adoption of SAB No. 105 did not have a material effect on the Company’s Consolidated Financial Statements.

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

NOTE 2 - SECURITIES

A summary of securities at September 30, 2004 and December 31, 2003 follows. Fair values are based upon available quoted market prices or are based on quoted prices for similar financial instruments.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
At September 30, 2004
Securities Available for Sale:
U.S. Treasury	$5,000	$—	$—	$5,000
U.S. Government agencies	97,714	326	(25)	98,015
Agency mortgage-backed securities	853,972	6,603	(5,358)	855,217
State and political subdivisions	161,335	8,061	(25)	169,371
Corporate obligations and other	94,266	1,612	(58)	95,820

Total Securities Available for Sale	$1,212,287	$16,602	$(5,466)	$1,223,423

At December 31, 2003
Securities Available for Sale:
U.S. Treasury	$5,000	$27	$—	$5,027
U.S. Government agencies	78,582	532	(1)	79,113
Agency mortgage-backed securities	835,986	9,400	(5,169)	840,217
State and political subdivisions	144,580	8,855	—	153,435
Corporate obligations and other	87,725	854	(989)	87,590

Total Securities Available for Sale	$1,151,873	$19,668	$(6,159)	$1,165,382

A summary of unrealized loss information for investment securities, categorized by security type, at September 30, 2004 is as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses
			(in thousands)
Description of Securities
Securities Available for Sale:
U.S. Government agencies	$24,923	$(25)	$—	$—	$24,923	$(25)
Agency mortgage-backed securities	322,405	(2,834)	140,026	(2,524)	462,431	(5,358)
State and political subdivisions	1,574	(25)	—	—	1,574	(25)
Corporate obligations and other	1,239	(7)	1,849	(51)	3,088	(58)
Total Unrealized Losses on

Securities Available for Sale:	$350,141	$(2,891)	$141,875	$(2,575)	$492,016	$(5,466)

(1)	Of the $2.6 million total unrealized losses twelve months or longer, $2.5 million relates to 18 mortgage-backed securiites issued by government sponsored entities (GSEs) with an S&P quality rating of ‘AAA’. The $51,000 unrealized losses twelve months or longer in the corporate obligations and other category is related to a single asset-backed bond collateralized by owner occupied first lien, conforming mortgage loans. At September 30, 2004, the S&P quality rating for this bond was a ‘AAA’ and the security was sufficiently collateralized such that credit loss is considered remote. The security has an average life of 2.3 years and the Company has the ability to hold the security until all principal paydowns have been received. In the event of prepayment, it is expected that the Company would recover substantially all of its recorded investment.

A summary of realized gain and loss information is as follows:

	Realized Gains	Realized Losses	Net Gains
		(in thousands)
For the three months ended:
September 30, 2004	$335	$(85)	$250
September 30, 2003	—	—	—

For the nine months ended:
September 30, 2004	$2,269	$(105)	$2,164
September 30, 2003	2,643	(358)	2,285

At September 30, 2004 and 2003, securities with a fair value of $920.6 million and $772.1 million, respectively, were pledged to secure public deposits, securities under agreements to repurchase and for other purposes required by law.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at September 30, 2004 and December 31, 2003 was as follows:

	September 30, 2004	December 31, 2003
	(in thousands)
Commercial, financial and agricultural	$750,270	$733,167
Real estate-commercial	1,417,416	1,147,592
Real estate-residential	403,225	362,254
Real estate-construction	239,609	194,495
Installment and consumer	347,984	554,514
Direct lease financing	127	287

Gross loans	$3,158,631	$2,992,309
Allowance for loan losses	(41,980)	(42,115)

Net Loans	$3,116,651	$2,950,194

An analysis of the allowance for loan losses for the periods ended September 30, 2004 and September 30, 2003 is presented below:
	For the Nine Months Ended
	September 30, 2004	September 30, 2003
	(in thousands)
Balance at beginning of year	$42,115	$35,214
Provision charged to expense	10,787	21,622
Loans charged off	(12,988)	(14,893)
Recoveries on loans previously charged off	3,088	1,976
Reductions due to sale of loans	(1,022)	(1,407)

Balance at end of period	$41,980	$42,512

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill by segment (in thousands) at September 30, 2004 is as follows:

Retail Banking	$3,572
Commercial Banking	2,381
Trust and Asset Management	9,622

Total Goodwill	$15,575

The core deposit intangibles were fully amortized as of December 31, 2003. There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2004. Changes in the carrying amount of goodwill for the nine months ended September 30, 2003 were related to the sale of six bank branches in the first quarter of 2003. The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows:

	Retail Banking	Commercial Banking	Trust and Asset Management	Total
	(in thousands)
Balance as of January 1, 2003	$3,614	$2,409	$9,622	$15,645
Goodwill related to branches sold	(42)	(28)	—	(70)

Balance as of September 30, 2003	$3,572	$2,381	$9,622	$15,575

The Originated Mortgage Servicing Right (“OMSR”) asset values which are recorded in Other Assets on the Consolidated Balance Sheets are included in the Mortgage Banking Segment. The September 30, 2004 balances are in the table below. At December 31, 2003, the net carrying amount of OMSR was $11.2 million and there was no OMSR Valuation Allowance.

Unamortized Cost of Mortgage Servicing Rights (in thousands)
Gross Carrying Amount	$34,934
Less: Accumulated Amortization	(22,633)
Less: OMSR Valuation Allowance	(737)

Net OMSR at end of period	$11,564

OMSR Valuation Allowance
Balance at beginning of year	$—
Impairment valuation charged to expense	(737)
Reversal of impairment valuation	—

Balance at end of period	$(737)

The current and estimated OMSR amortization expense on the Company’s OMSR asset are as follows:

Mortgage Banking
(in thousands)
Aggregate Amortization Expense
For Quarter Ended 9/30/04	$623
For Nine Months Ended 9/30/04	2,358
Estimated Amortization Expense
For Remainder of Year Ending 12/31/04	$615
For Year Ending 12/31/05	2,454
For Year Ending 12/31/06	2,043
For Year Ending 12/31/07	1,689
For Year Ending 12/31/08	1,375
For Year Ending 12/31/09	1,093
Thereafter	3,032

Total	$12,301

The weighted-average amortization period for OMSR retained during the third quarter of 2004 was 11.0 years. The unpaid principal balance of mortgage loans serviced for others, including mortgage loans held for sale, was $1.3 billion as of September 30, 2004, $1.2 billion as of December 31, 2003 and $1.2 billion as of September 30, 2003.

NOTE 5 - SALE OF RECEIVABLES

During the third quarter 2004, the Company sold $78.5 million of indirect automobile loans, reporting a pre-tax gain of $1.2 million ($741,000 after-tax). There were no sales of indirect automobile loans during the third quarter 2003. Year to date 2003, the Company sold $106.0 million of indirect automobile loans, reporting a pre-tax gain of $2.5 million ($1.5 million after-tax). Upon sale, the net carrying amount of the loans is removed from the consolidated balance sheet in exchange for cash and certain retained interests. The retained interests included rights to service the loans that were sold (the “Servicing Rights”) and an interest in residual cash flows (the “Interest-Only Strip”). The Interest-Only Strip includes the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the “Excess Spread”) plus an interest in sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the “Credit Enhancement” or “Overcollateralization”). These retained interests were allocated a carrying value at the time of sale of $5.9 million on the 2004 sale and $9.2 million on the 2003 sale.

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

Key economic assumptions used in measuring the retained interests at the date of the securitization and as of September 30, 2004 including the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

			As of September 30, 2004
	Loans Sold During 2004	Loans Sold During 2003	Actual	10% Adverse Change	20% Adverse Change
	(in thousands)
Prepayment speed assumptions
Prepayment speed	1.9%	1.7%	2.3%	2.5%	2.7%
Weighted average life (in months)	18.2	19.5	15.6	14.8	14.2
Fair value of retained interests	$6,069	$9,418	$10,612	$10,542	$10,486
Change in fair value	$—	$—	$—	$(70)	$(126)
Expected credit loss assumptions
Expected credit losses (loss to liquidation)	1.9%	1.9%	2.0%	2.2%	2.4%
Fair value of retained interests	$6,069	$9,418	$10,612	$10,367	$10,136
Change in fair value	$—	$—	$—	$(245)	$(476)
Residual cash flow discount rate assumptions
Residual cash flow discount rate (annual)	22%	20%	20.3%	22.3%	24.3%
Fair value of retained interests	$6,069	$9,418	$10,612	$10,380	$10,158
Change in fair value	$—	$—	$—	$(232)	$(454)

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

Total cash flows attributable to the indirect automobile loan securitization transactions was an inflow of $74.8 million and $2.2 million for the third quarters of 2004 and 2003, respectively. The following table summarizes the various cash flows received from and paid to the securitization trust:

	Proceeds From Securitizations	Servicing Fees Collected	Other Cash Flows	Fees Paid
	(in thousands)
Cash flows received from trust in third quarter 2004	$72,976	$131	$1,656	$—
Cash flows received from trust in third quarter 2003	$—	$233	$1,989	$—

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

	Total Principal Amount of Loans		Principal Amount of Delinquent Loans		Net Credit Losses Year-to-Date
	As of September 30
	2004	2003	2004	2003	2004	2003
	(in thousands)
Held in portfolio	$345,285	$475,161	$5,072	$7,482	$2,694	$3,098
Securitized	135,266	106,224	1,515	2,287	701	805

Total	$480,551	$581,385	$6,587	$9,769	$3,395	$3,903

Actual and projected static pool credit losses, as a percentage of indirect automobile loans securitized are 1.22%, 1.64% and 1.96% as of the quarters ended September 30, 2004, 2005, and 2006, respectively. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amounts shown here for each year are a weighted average for all indirect automobile loan securitizations.

NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings at September 30, 2004 and December 31, 2003 consisted of the following:

	September 30, 2004	December 31, 2003
	(in thousands)
Securities sold under agreements to repurchase	$472,285	$435,029
Federal Home Loan Bank borrowings	60,013	25,042
Federal funds purchased	23,900	74,950
U.S. Treasury tax and loan note accounts	11,435	10,042
Commercial paper borrowings	5,000	12,000

Total short-term borrowings	$572,633	$557,063

NOTE 7 - LONG-TERM BORROWINGS

Long-term borrowings at September 30, 2004 and December 31, 2003 consisted of the following:

	September 30, 2004	December 31, 2003
	(in thousands)
Federal Home Loan Bank borrowings	$123,584	$158,545
AMCORE Capital Trust I borrowings	41,238	—
Capital Trust preferred securities	—	25,000
Capitalized Lease Obligation and other	1,063	1,065

Total Long-Term Borrowings	$165,885	$184,610

The Company periodically borrows additional funds from the Federal Home Loan Bank (“FHLB”) in connection with the purchase of mortgage-backed securities and the financing of eligible family real estate loans. Certain FHLB borrowings have prepayment penalties and call features associated with them. The average maturity of these borrowings at September 30, 2004 is 3.88 years, with a weighted average borrowing rate of 4.83%. The Company reclassifies FHLB borrowings to short term borrowings when the remaining maturity becomes less than one year. FHLB borrowings with call features, assuming they are called at the earliest call date, total $77.0 million in 2004.

Upon adoption of FIN 46, the Company was required to de-consolidate its investment in the Trust. As a result of the de-consolidation, the September 30, 2004 balance reflects $41.2 million of long-term debt on its Consolidated Balance Sheets which included the previously reported $25.0 million of outstanding preferred securities, $15.0 million of preferred securities held by another subsidiary of the Company and previously eliminated in consolidation, plus $1.2 million of common securities held by the Company, which were also previously eliminated in consolidation.

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

Scheduled reductions of long-term borrowings are as follows:

Total
(in thousands)
2005	$179
2006	16,722
2007	28
2008	79,701
2009	36
Thereafter	69,219

Total	$165,885

During 2003, the Company extinguished $15.8 million of above-market interest rate FHLB debt early and replaced the debt with lower cost funding. A prepayment penalty of $1.6 million on the early extinguishment is recorded in other operating expenses in the Consolidated Statements of Income for the nine months ended September 30, 2003.

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

Interest rate swaps are used by the Company to convert assets and liabilities with variable-rate cash flows to assets and liabilities with fixed-rate cash flows (the “Hedged Items”). Under this arrangement, the Company receives payments from or makes payments to the Counter-party at a specified floating-rate index that is applied to the Notional Principal Amount. This periodic receipt or payment essentially offsets floating-rate interest payments that the Company makes to its depositors or lenders or receives from its loan customers. In exchange for the receipts from or payments to the Counter-party, the Company makes payments to or receives a payment from the Counter-party at a specified fixed-rate that is applied to the Notional Principal Amount. Thus, what was a floating rate obligation or a floating rate asset before entering into the derivative arrangement is transformed into a fixed rate obligation or asset. These types of Hedges are considered cash flow Hedges. The Company also uses interest rate swaps to convert fixed-rate assets and liabilities to floating-rate assets or liabilities. This is typically done when a fixed rate liability has been incurred to fund a variable-rate loan or investment or when a commercial customer requires a long-term fixed-rate loan. The interest rate swap has the effect of matching the interest rate risk on the funding with the interest rate risk on the loans or investment or of eliminating the long-term interest rate risk, respectively. These types of Hedges are considered fair value Hedges. The longest-term fair value Hedge expires in December 2019. The Company has no cash flow Hedges as of September 30, 2004.

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

All derivatives are recognized at fair value in the Consolidated Balance Sheets. Changes in fair value for derivatives that are not Hedges as defined by accounting principles generally accepted in the United States of America are recognized in the Consolidated Statement of Income (“Income Statement”) as they arise. If the derivative is a Hedge, depending on the nature of the Hedge, changes in the fair value of the derivative are either offset in the Income Statement or recorded as a component of other comprehensive income (“OCI”) in the Consolidated Statement of Stockholders’ Equity. If the derivative is designated as a fair value Hedge, the changes in the fair value of the derivative and of the Hedged Item attributable to the Hedged risk are recognized in the Income Statement. To the extent that fair value Hedges are highly effective, changes in the fair value of the derivatives will largely be offset by changes in the fair values of the Hedged Items. If the derivative is designated as a cash flow Hedge, changes in the fair value of the derivative due to the passage of time (“Time Value”) are excluded from the assessment of Hedge effectiveness and therefore flow through the Income Statement for each period. The effective portion of the remaining changes in the fair value of the derivative (“Intrinsic Value”) are recorded in OCI and are subsequently recognized in the Income Statement when the Hedged Item affects earnings. Ineffective portions of changes in the fair value of cash flow Hedges are recognized in the Income Statement. Hedge ineffectiveness is caused when the change in expected future cash flows or fair value of a Hedged Item does not exactly offset the change in the future expected cash flows or fair value of the derivative instrument, and is generally due to differences in the interest rate indices or interest rate reset dates. All derivatives, with the exception of $374,000 in notional value of swaps left unhedged due to the call of the Hedged Item, qualify and have been designated as Hedges.

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

The Income Statement for the three months ended September 30, 2004 included the following derivative related activity in other non-interest income: no income or loss due to the change in the Time Value component of the market value of cash flow Hedges, $2,000 income on the change in value of derivatives that do not qualify for hedge accounting, $50,000 loss related to the ineffective portion of the fair value Hedges, and $170,000 income related to Mortgage Loan Derivatives (net of the corresponding mark-to-market adjustment on Hedged Warehouse Loans). These items, net of taxes of $47,000, totaled $75,000 in income recorded for the quarter ended September 30, 2004.

The Income Statement for the nine months ended September 30, 2004 included the following derivative related activity in other non-interest income: no income or loss due to the change in the Time Value component of the market value of cash flow Hedges, $1,000 loss on the change in value of derivatives that do not qualify for hedge accounting, $110,000 income related to the ineffective portion of the fair value Hedges, and $136,000 income related to Mortgage Loan Derivatives (net of the corresponding mark-to-market adjustment on Hedged Warehouse Loans). These items, net of taxes of $96,000, totaled $149,000 in income recorded for the nine months ended September 30, 2004. During this period, the Company terminated two fair value hedges of FHLB borrowings with a combined notional amount of $74.0 million, which resulted in a gain of $690,000. The gain continues to be classified in long-term debt and is being amortized over the original term of the swap. The unamortized gain was $596,000 as of September 30, 2004.

The Income Statement for the three months ended September 30, 2003 included the following derivative related activity in other non-interest income: no income or loss due to the change in the Time Value component of the market value of cash flow Hedges, $12,000 loss related to the ineffective portion of the cash flow Hedges and $77,000 income related to Mortgage Loan Derivatives (net of the corresponding mark-to-market adjustment on Hedged Warehouse Loans). These items, net of taxes of $25,000, totaled $40,000 in income recorded for the quarter ended September 30, 2003.

The Income Statement for the nine months ended September 30, 2003 included the following derivative related activity in other non-interest income: $2,000 loss due to the decrease in the Time Value component of the market value of cash flow Hedges, $12,000 loss related to the ineffective portion of the cash flow Hedges and $274,000 loss related to Mortgage Loan Derivatives (net of the corresponding mark-to-market adjustment on Hedged Warehouse Loans). These items, net of taxes of $112,000, totaled $176,000 in losses recorded for the nine months ended September 30, 2003.

Reclassification from OCI to the Income Statement occurs each period as continuing cash flow payments bring the Intrinsic Value component of the market value of each cash flow Hedge closer to zero. During 2002, swaps that were Hedging loan cash flows were sold, for which the Company received $3.3 million plus accrued interest. The gain continues to be classified in OCI and amortized over the original term of the swap. For the three month periods ended September 30, 2004 and 2003, $104,000 and $577,000, respectively, of this pre-tax gain were amortized (reclassified) from OCI into income. For the nine month periods ended September 30, 2004 and 2003, $909,000 and $1.7 million, respectively, of this pre-tax gain were amortized (reclassified) from OCI into income. The remaining pre-tax gain of $61,000 included in OCI at September 30, 2004 is expected to be reclassified into income during the fourth quarter 2004.

NOTE 9 – STOCK INCENTIVE PLANS

At September 30, 2004, the Company had various stock-based compensation plans that are described more fully in Note 13 included in the Form 10–K Annual Report of the Company for the year ended December 31, 2003. The Company accounts for these plans under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based compensation cost for option grants under these plans is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. During the first nine months of 2004, 282,000 stock options were granted.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net Income:
As reported	$12,340	$11,680	$32,773	$33,628
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(364)	(446)	(1,474)	(1,809)

Pro forma	$11,976	$11,234	$31,299	$31,819

Basic earnings per share:
As reported	$0.50	$0.47	$1.31	$1.35
Pro forma	0.48	0.45	1.25	1.28
Diluted earnings per share:
As reported	$0.49	$0.47	$1.30	$1.34
Pro forma	0.48	0.45	1.24	1.27

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

Both financial and performance standby letters of credit are typically issued for a period of one year to five years, but can be extended depending on the BANK customer’s needs. As of September 30, 2004, the maximum remaining term for any outstanding standby letter of credit is approximately six years, expiring on December 15, 2010.

A fee of one to two percent of face value is normally charged to the BANK customer and is recognized as income over the term of the letters of credit. The carrying value of deferred fees, as of September 30, 2004, was $834,000. This amount includes a liability in the amount of $366,000, representing the value of the guarantee obligations associated with certain of the financial and standby letters of credit, which has been recorded in accordance with FIN 45. This amount is expected to be amortized into income over the life of the commitment.

At September 30, 2004, the contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay under the guarantees, was $192.2 million, with $159.1 million in financial standby letters of credit and $33.1 million in performance standby letter of credit.

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

NOTE 11 – EARNINGS PER SHARE

Earnings per share (EPS) calculations are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net Income	$12,340	$11,680	$32,773	$33,628
Basic EPS:
Average basic shares outstanding	24,809	24,909	25,002	24,860

Basic EPS	$0.50	$0.47	$1.31	$1.35

Diluted EPS:
Weighted average shares outstanding	24,809	24,909	25,002	24,860
Dilutive shares	220	186	243	159
Contingently issuable shares	49	5	49	5

Average diluted shares outstanding	25,078	25,100	25,294	25,024

Diluted EPS	$0.49	$0.47	$1.30	$1.34

As prescribed by SFAS No.128, “Earnings Per Share”, basic EPS is computed by dividing net income available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding.

The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued and to include shares contingently issuable pursuant to employee incentive plans. Securities (e.g. options) that do not have a current right to participate fully in earnings but that may do so in the future by virtue of their option rights are potentially dilutive shares. The dilutive shares are calculated based on the treasury stock method meaning that, for the purposes of this calculation, all outstanding options are assumed to have been exercised during the period and the resulting proceeds used to repurchase Company stock at the average market price during the period. In computing diluted EPS, only potential common shares that are dilutive - those that reduce earnings per share or increase loss per share—are included. Exercise of options is not assumed if the result would be antidilutive.

NOTE 12 - SEGMENT INFORMATION

AMCORE’s internal reporting and planning process focuses on its four primary lines of business (“Segment(s)”): Commercial Banking, Retail Banking, Trust and Asset Management, and Mortgage Banking. The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray each Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an appropriate allocation of shared support function expenses. The Commercial, Retail and Mortgage Banking Segments also include fund transfer adjustments to appropriately reflect the cost of funds on loans made and funding credits on deposits generated. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2003.

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

Total Segment results differ from consolidated results primarily due to inter-segment eliminations, certain corporate administration costs, items not otherwise allocated in the management accounting process and treasury and investment activities. The impact of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and is included in the “Other” column.

The Commercial Banking Segment provides commercial banking services including lending, business checking and deposits, treasury management and other traditional as well as electronic commerce commercial banking services to large and small business customers through the BANK’s full-service and limited branch office (LBO) locations. The Retail Banking Segment provides retail banking services including direct and indirect lending, checking, savings, money market and certificate of deposit (CD) accounts, safe deposit rental, automated teller machines and other traditional and electronic-commerce retail banking services to individual customers through the BANK’s branch locations. The Trust and Asset Management segment provides trust, investment management, employee benefit recordkeeping and administration and brokerage services. It also acts as advisor and provides fund administration to the Vintage Mutual Funds and various public fund programs. These products are distributed nationally (i.e. Vintage Equity Fund is available through Charles Schwab, One Source™), regionally to institutional investors and corporations, and locally through AMCORE’s BANK locations. The Mortgage Banking segment provides a variety of mortgage lending products to meet its customer needs. It sells a majority of the long-term fixed-rate loans to the secondary market and continues to service most of the loans sold.

For the three months ended September 30, 2004

	Operating Segments
	Commercial Banking	Retail Banking	Trust and Asset Management	Mortgage Banking	Other	Consolidated
	(dollars in thousands)
Net interest income	$21,387	$11,141	$11	$1,937	$3,955	$38,431
Non-interest income	2,082	5,409	5,937	522	2,968	16,918

Total revenue	23,469	16,550	5,948	2,459	6,923	55,349
Provision for loan losses	2,257	547	—	26	—	2,830
Depreciation and amortization	144	567	96	55	1,004	1,866
Other non-interest expense	9,792	10,132	5,257	1,937	5,965	33,083

Pretax earnings (loss)	11,276	5,304	595	441	(46)	17,570
Income taxes (benefits)	4,398	2,069	233	172	(1,642)	5,230

Earnings	$6,878	$3,235	$362	$269	$1,596	$12,340

Segment profit percentage	64%	30%	3%	3%	N/A	100.0%

For the three months ended September 30, 2003
Net interest income	$19,338	$9,980	$10	$3,463	$234	$33,025
Non-interest income	1,808	3,678	6,492	6,569	2,856	21,403

Total revenue	21,146	13,658	6,502	10,032	3,090	54,428
Provision for loan losses	1,659	2,240	—	419	—	4,318
Depreciation and amortization	175	482	96	12	903	1,668
Other non-interest expense	7,841	9,633	5,523	2,593	6,366	31,956

Pretax earnings (loss)	11,471	1,303	883	7,008	(4,179)	16,486
Income taxes (benefits)	4,474	508	394	2,733	(3,303)	4,806

Earnings (loss)	$6,997	$795	$489	$4,275	$(876)	$11,680

Segment profit percentage	56%	6%	4%	34%	N/A	100.0%

For the nine months ended September 30, 2004
	Operating Segments
	Commercial Banking	Retail Banking	Trust and Asset Management	Mortgage Banking	Other	Consolidated
	(dollars in thousands)
Net interest income	$61,596	$32,576	$26	$6,624	$12,537	$113,359
Non-interest income	6,353	12,713	18,851	2,965	10,402	51,284

Total revenue	67,949	45,289	18,877	9,589	22,939	164,643
Provision for loan losses	6,760	4,099	—	(72)	—	10,787
Depreciation and amortization	439	1,739	291	133	3,160	5,762
Other non-interest expense	29,747	30,500	16,041	6,966	18,688	101,942

Pretax earnings	31,003	8,951	2,545	2,562	1,091	46,152
Income taxes (benefits)	12,091	3,491	1,038	999	(4,240)	13,379

Earnings	$18,912	$5,460	$1,507	$1,563	$5,331	$32,773

Segment profit percentage	69%	20%	5%	6%	N/A	100.0%

Assets	$2,313,484	$822,514	$18,015	$243,647	$1,478,801	$4,876,461

For the nine months ended September 30, 2003
Net interest income	$57,403	$32,962	$33	$10,445	$1,791	$102,634
Non-interest income	7,566	19,172	19,569	11,333	11,362	69,002

Total revenue	64,969	52,134	19,602	21,778	13,153	171,636
Provision for loan losses	14,930	5,761	—	931	—	21,622
Depreciation and amortization	519	1,520	320	31	2,466	4,856
Other non-interest expense	23,483	29,082	15,677	8,020	22,552	98,814

Pretax earnings (loss)	26,037	15,771	3,605	12,796	(11,865)	46,344
Income taxes (benefits)	10,155	6,150	1,509	4,990	(10,088)	12,716

Earnings (loss)	$15,882	$9,621	$2,096	$7,806	$(1,777)	$33,628

Segment profit percentage	45%	27%	6%	22%	N/A	100.0%

Assets	$1,968,637	$796,417	$18,926	$333,980	$1,300,925	$4,418,885

NOTE 13- BENEFIT PLANS

Employee Benefit Plans. All subsidiaries of the Company participate in the AMCORE Financial Security Plan (Security Plan), a qualified profit sharing plan under Section 401(a) of the Internal Revenue Code. The Security Plan offers participants a personal retirement account, a cash profit sharing payment and a personal savings account 401(k). The expense related to the Security Plan for the three months ended September 30, 2004 and 2003 was $1.13 million and $1.17 million, respectively, and was $3.74 million and $3.79 million for the nine months ended September 30, 2004 and 2003, respectively.

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

Under one such arrangement, the additional retirement benefits replace what would have been provided under the qualified plans in the absence of limits placed on qualified plan benefits by the Internal Revenue Code of 1986. The expense related to this arrangement was $50,000 and $77,000 for the three months ended September 30, 2004 and 2003, respectively, and was $150,000 and $232,000 for the nine months ended September 30, 2004 and 2003, respectively.

Another arrangement provides supplemental retirement benefits that are based upon three percent of final base salary, times the number of years of service. Benefits under this plan may not exceed 70% or be less than 45% of a participant’s final base salary less offsets for social security and other employer retirement plan contributions. The measurement date for obligations for this plan are determined in January when estimated offsets from employer sponsored retirement plans are annually re-evaluated. The following table summarizes the net periodic benefit cost recognized for the three and nine-month periods ended September 30, 2004 and 2003:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2004	2003	2004	2003
	(in thousands)
Components of net periodic benefit cost:
Service cost	$4	$17	$11	$50
Interest cost	23	22	70	65
Actuarial losses (gains) and decrease (increase) in offsets	29	(33)	86	(19)

Net periodic cost	$56	$6	$167	$96

			2004	2003
Weighted-average assumptions:
Discount rate			6.00%	6.11%
Rate of compensation increase			3.00%	4.00%

During the first quarter of 2004, $134,109 was contributed to the plan to fund distributions to plan participants. No additional contributions or distributions were made during the second or third quarters of 2004 or are expected during the remainder of the year.

Directors Benefits. The Company pays a lifetime annual retainer to certain retired directors. The Company follows SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” to account for these benefits. This statement requires employers to recognize postretirement benefits on an accrual basis rather than on a cash basis. The expense for the three months ended September 30, 2004 and 2003 related to this plan was $7,000 and $12,000, respectively, and was $68,000 and $59,000 for the nine months ended September 30, 2004 and 2003, respectively. The transition obligation, representing the present value of future payments upon adoption of accrual basis accounting in 1993 was approximately $842,000 and is being amortized over a twenty-year period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and Subsidiaries (“AMCORE” or the “Company”) consolidated financial condition as of September 30, 2004 compared to December 31, 2003 and the consolidated results of operations for the three and nine months ended September 30, 2004 compared to the same periods in 2003. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

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

OVERVIEW OF OPERATIONS

Quarter Only Results

AMCORE reported net income of $12.3 million or $0.49 per diluted share for the three months ended September 30, 2004. This compares to $11.7 million or $0.47 per diluted share for the same period in 2003. This represents a $660,000 or 6% increase quarter to quarter. Diluted earnings per share increased $0.02, or 4%. AMCORE’s annualized return on average equity and on average assets for the third quarter of 2004 was 13.22% and 1.02%, respectively, compared to 12.70% and 1.04% for the comparable period in 2003.

The most significant factors affecting third quarter 2004 net income, compared to same period in 2003, were:

Net interest income - Increased $5.4 million due to increased loan and investment volumes and improved spread. Net interest margin was 3.53% in 2004 compared to 3.33% in 2003.

Provision for loan losses - Declined $1.5 million, reflecting improved credit quality and lower net charge-offs.

Non-interest income - Decreased $4.5 million. Mortgage banking income decreased $6.2 million to $321,000. Third quarter 2004 included a $737,000 mortgage servicing rights impairment charge, compared to a $4.1 million impairment reversal in the third quarter of 2003. Mortgage closing volume also declined 66%. Trust and asset management revenues and company owned life insurance income were down $602,000 and $407,000, respectively. Partially offsetting these declines were a $1.2 million gain on the securitization and sale of $78 million of indirect automobile loans in the third quarter of 2004 and a $637,000 increase in service charges on deposits.

Operating expenses - Increased $1.3 million due in large part to personnel and advertising expenses related to branch expansion. Personnel expense was also impacted by escalating employee health care costs. Partially offsetting these increases were lower data processing expenses due to the conversion and in-sourcing of core data processing systems and lower loan processing expense associated with lower mortgage volumes.

Income taxes - Increased $424,000 due to higher earnings before income taxes. The effective tax rate was 29.8% in 2004 compared to 29.2% in 2003.

Year-to-Date Results

Net income for the nine months ended September 30, 2004 was $32.8 million or $1.30 per diluted share. This compares to $33.6 million or $1.34 per diluted share for the same period in 2003. This was an $855,000 or 3% decline year-over-year. Diluted earnings per share also declined 3% or $0.04. AMCORE’s annualized return on average equity and on average assets for the first nine months of 2004 was 11.63% and 0.93%, respectively, compared to 12.35% and 1.02% for the comparable period in 2003.

The most significant factors affecting 2004 year-to-date net income, compared to same period in 2003, were:

Net interest income - Increased $10.7 million due to increased loan and investment volumes and improved spread. Net interest margin was 3.59% in 2004 compared to 3.51% in 2003.

Provision for loan losses - Declined $10.8 million, reflecting improved credit quality and lower net charge-offs.

Non-interest income - Decreased $17.7 million. Mortgage banking income declined $8.8 million. The current year-to-date period included a $737,000 mortgage servicing rights impairment charge, compared to a $3.1 million impairment reversal in the prior year-to-date period. Mortgage closing volume also declined 56%. The prior year period included an $8.2 million gain on sale of branches and a $2.5 million gain on sale of loans, compared to a $1.8 million gain on sale of loans in the current year.

Operating expenses - Increased $4.0 million due to personnel, facilities and advertising expenses related to branch expansion and escalating employee health care costs. Partially offsetting these increases were lower data processing expenses, a $1.6 million prepayment penalty related to debt restructurings in the first quarter of 2003 and lower loan processing expense associated with lower mortgage volumes.

Income taxes - Increased $663,000, despite a decline in earnings before income taxes, due to a lower composition of company owned life insurance and tax-exempt municipal income. The effective tax rate was 29.0% in 2004 compared to 27.4% in 2003.

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

Increased capabilities in the markets served by these facilities is expected to accelerate the Company’s ability to generate deposits, which will better support loan growth and decrease the use of wholesale funding. Since the inception of the Branch Expansion strategy, the new locations have contributed $885 million in loans and $358 million in deposits outstanding as of September 30, 2004. Same store contributions, which include new branches that have been open at least one year, were $768 million in loans and $294 million in deposits outstanding at September 30, 2004. Since April 2001, Branch Expansion activity has resulted in 18 new branches, net of closed offices.

On August 9, 2004, the Company announced that its Board of Directors had authorized an incremental capital investment of $55 million to enhance the Company’s successful Branch Expansion program. The Company plans to add up to five limited branch offices each year for three years, beginning in 2005 for a total of fifteen new offices. The capital authorization assumes that these limited branches will be converted to full-service facilities within two years as they become profitable.

Pursuant to its enhanced Branch Expansion initiative, AMCORE will open and/or upgrade 11 offices in 2004. As new branches open, AMCORE has closed or will close four limited branch offices and two in-store branches. In 2005, AMCORE expects to open nine offices, and close four offices due to upgrades to full-service facilities for a net total of five additional branches. In 2006, AMCORE expects to open six offices and close one office due to upgrades to full-service facilities for a net total of five additional branches. In 2007, AMCORE expects to open a net total of five branches as full-service facilities replace the limited branches opened two years earlier. In 2008 and 2009, AMCORE expects to convert the five limited branch offices opened in each of 2006 and 2007 to full-service facilities. No new limited branches are currently planned for 2008 and 2009.

By the end of 2009, AMCORE expects to have added 34 new offices, net of those closed since the beginning of the Branch Expansion initiative in 2001. Total offices by the end of 2009 are expected to total 84, two-thirds of which will be located in markets that the Company believes to exhibit characteristics of higher growth. AMCORE had initially expected to open 25 net new branches by 2006 for a total of 75 offices.

During the third quarter 2004, Branch Expansion activity was accretive to earnings by $0.01 per diluted share. For the nine months ended September 30, 2004, Branch Expansion activity was dilutive to earnings by $0.03 per diluted share. These compare to dilution of $0.03 and $0.05 per diluted share for the three and nine-months ended September 30, 2003, respectively. The Company still expects costs to outpace net revenues for the full year in 2004 with dilution projected not to exceed $0.04 per share, compared to $0.08 per share for the full year 2003. Even with the addition of the new branches authorized in August 2004, AMCORE expects its Branch Expansion program to be accretive to earnings by $0.10 to $0.15 per share in 2005.

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

As a complement to its Branch Expansion, the BANK has also expanded its automated teller machine system (“ATMs”), which includes both owned and third party operated, to 130 in Illinois and 37 in Wisconsin, or 167 overall.

Other Key Initiatives

In addition to its Branch Expansion strategy, the Company has three additional key initiatives driving its strategic long-term performance: Quality Loan Growth, Deposit Growth and Increasing Investment Revenues.

Quality Loan Growth – Improving credit quality is part of AMCORE’s Quality Loan Growth initiative. As part of this initiative, the Company expanded its commercial collection team, allowing it to intervene at a much earlier stage of the credit process as individual credits begin to show signs of stress. Taking early action helps the Company to limit any further erosion in value. Average loans rose $298 million to $3.2 billion during the third quarter of 2004, a 10% increase from third quarter 2003. Over the same period of time, total non-accrual loans decreased 50% or $17 million to $17.3 million, and have registered declines for four consecutive quarters. Loans ninety-days past due and still accruing decreased 52% or $3.2 million to $3.0 million.

Deposit Growth - Average bank issued deposits grew to nearly $3.0 billion in the third quarter of 2004, an increase of 1%, or $35 million, compared to the same quarter a year ago. AMCORE’s focus is to grow transactional deposits, such as checking accounts, which helps lower funding costs, as well as increasing the number of households served by the Company. Handling a customer’s checking account enables the BANK to cross-sell other products and increases the likelihood of retaining their business over time. The Company’s goal is to become the customer’s primary bank, meeting all of their banking, mortgage and investment needs. Over the last year, the total number of households served by AMCORE increased by 9%. AMCORE is focusing on continued bank-issued Deposit Growth because it provides a source of funding for the Branch Expansion and the Quality Loan Growth initiatives, and is also a means of reducing its reliance on wholesale funding sources.

Increasing Investment Revenues - Trust and asset management revenues decreased $602,000, or 11%, from the third quarter 2003 to $5.0 million in third quarter 2004. Assets under administration totaled $4.2 billion at the end of the quarter compared to $4.4 billion a year ago. This decrease reflects the challenges that this segment has faced over the last several years, including market declines, below benchmark equity investment performance, a shift in asset mix from equity to fixed income and money market, and the loss of a major public fund client. To meet these challenges, the Company has added new leadership and talent, upgraded its investment disciplines and repositioned investment sales to consumers. Additional strategies are being evaluated and are expected to be announced by the end of 2004.

Loan Securitizations

During the third quarter of 2004 and first quarter of 2003, the BANK sold $78 million and $106 million of indirect automobile loans, respectively, in securitization transactions (the “Auto Loan Sale(s)”), resulting in pre-tax gains of $1.2 million ($741,000 net after-tax) and $2.5 million ($1.5 million net after-tax) for the respective periods (the “Auto Loan Sale Gain(s)”). Upon securitization, the BANK retained certain residual interests. The BANK’s retained interests are subordinate to investors’ interests and are subject to prepayment risk, interest-rate risk and credit risk on the transferred auto loans. The investors and the securitization trust have no other recourse to the BANK’s other assets for failure of debtors to pay when due. The BANK anticipates a similar transaction of approximately $75 million in loans during the fourth quarter of 2004. See Note 5 of the Notes to Consolidated Financial Statements.

EARNINGS REVIEW OF CONSOLIDATED INCOME STATEMENT

The following highlights a comparative discussion of the major components of net income and their impact for the three and nine months ended September 30, 2004 and 2003.

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

Overview - FTE adjusted interest income is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Interest Income	$59,146	$54,899	$171,878	$172,869
FTE Adjustment	1,107	1,193	3,157	4,125

Interest Income FTE Basis	60,253	56,092	175,035	176,994
Interest Expense	20,715	21,874	58,519	70,235

Net Interest Income FTE Basis	$39,538	$34,218	$116,516	$106,759

Net interest income on an FTE basis increased $5.3 million or 16% in the third quarter of 2004 compared to the same period in 2003. On a year-to-date basis, net interest income on an FTE basis was up 9% or $9.8 million. The year-over-year increases for both the three and nine month periods were driven by increases in average loan volumes of 10% and 7%, respectively, increases in average investment volumes of 16% and 10%, respectively, and reductions in total interest expense of 5% and 17%, respectively.

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

As Table 1 indicates, the interest rate spread improved 24 basis points to 3.28% in the third quarter of 2004 from 3.04% in the third quarter of 2003. The net interest margin was 3.53% in the third quarter of 2004, an increase of 20 basis points from 3.33% in the third quarter of 2003.

As Table 2 indicates, the interest rate spread for the nine months ended September 30, 2004 improved 15 basis points from 3.20% in the prior year period to 3.35%. The net interest margin increased 8 basis points to 3.59% from 3.51% for the year-to-date periods ended September 30, 2004 and 2003, respectively.

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

Changes due to volume - In the third quarter of 2004, net interest income (FTE) increased due to average volume by $3.0 million when compared to the third quarter of 2003. This increase was comprised of a $5.0 million increase in interest income that was partially offset by a $1.9 million increase in interest expense.

The $5.0 million increase in interest income was driven by a $298 million or 10% increase in average loans and a $171 million or 16% increase in average investment securities. The growth in average loans primarily came from an increase of $341 million in commercial lending driven mostly by the Branch Expansion.

Average consumer loan balances declined $64 million compared to the year earlier quarter, while 1-to-4 family real estate loans increased $21 million. The growth in average investment securities was primarily attributable to agency mortgage-backed securities as the Company sought to replace mortgage-related assets that prepaid during the mortgage re-financing boom in 2002 and 2003.

The increase in average loans and investment securities was funded by a $35 million or 1% increase in average bank-issued deposits and a $360 million or 34% increase in average wholesale fundings, which included a $189 million increase in brokered deposits. The increase in average bank-issued deposits was attributable to the Company’s Deposit Growth and Branch Expansion initiatives.

For the first nine months of 2004, net interest income increased due to average volume by $7.0 million when compared to the same period in 2003. This was comprised of an increase of $11.3 million in interest income that was partially offset by a $4.3 million increase in interest expense. Average loans over this period increased $215 million or 7% while average securities increased $108 million or 10%. The growth in average loans occurred despite the sale of $48 million in loans in connection with the Wisconsin Branch Sales and $106 million in Auto Loan Sales during the first quarter of 2003. The $78 million Auto Loan Sale in the third quarter of 2004 occurred late in the quarter and did not have a material negative impact on average loan growth. Average bank-issued deposits increased $120 million or 4% while average wholesale funding increased $161 million or 14%. The growth in bank-issued deposits occurred despite the transfer of $125 million of deposits in connection with the Wisconsin Branch Sales.

The increase in wholesale funding, for both the three and nine month periods of 2004 compared to 2003, reflects the impact of the Company’s Quality Loan Growth initiative and the Branch Expansion strategy resulting in loan growth that has outpaced deposit growth. This is a natural consequence of the Company’s strategy to enter new markets with an LBO and develop a book of business before transitioning to full-service facilities. Until the deposit growth at the full-service facilities begins to catch-up with the loan growth, the Company’s reliance on wholesale sources to fund the loan growth will continue to increase. The Company’s Deposit Growth initiative, which remains a top priority for the Company, is expected to lessen the increase.

Changes due to rate - During the third quarter of 2004, net interest income (FTE) increased due to average rates by $2.3 million when compared with the same quarter of 2003. This was comprised of a $795,000 decline in interest income that was more than offset by a $3.1 million decrease in interest expense.

The yield on earning assets declined 8 basis points during the third quarter of 2004, when compared to the same period a year ago. The yield on average loans fell by 17 basis points. Two 25 basis point increases in the federal funds (Fed Funds) rate during the third quarter of 2004 were insufficient in terms of magnitude and length of time in effect to offset the negative impact of the 450 basis point decline in the Fed Funds rate that occurred from January 2001 through June 2004. As a result, the commercial, consumer and residential real estate loan categories registered declines in average yields as the mix of older loans with historically higher interest rates declined. Commercial real estate loans registered an increase, however, as variable rate loans re-priced and as new production benefited from the upward trend in prime and LIBOR rates. The yield on average securities increased by 12 basis points. This increase was attributable to lower premium amortization on mortgage-backed securities as prepayment activity waned in the third quarter of 2004, compared to the prior year.

The rate paid on interest bearing liabilities declined 32 basis points during the third quarter of 2004, compared to the third quarter of 2003. This was primarily due to decreased rates paid on certificates of deposit (“CDs”), including brokered CDs, as older CDs bearing higher rates matured and re-priced during the period of lower interest rates.

For the first nine months of 2004, net interest income increased due to average rates by $2.7 million. This was comprised of a $16.0 million decline in interest expense that was largely offset by a $13.2 million decrease in interest income. The yield on average earning assets declined by 42 basis points while rates paid on average interest bearing liabilities decreased by 57 basis points.

The Company currently expects modest improvement in interest rate spread and margin for the full year 2004, compared to 2003. Specifically, the Company expects continuing benefits from deposit re-pricing, a near-term boost as variable priced loans respond more quickly than deposits to recent actions by the Federal Reserve Board to increase the Fed Funds rate and from slower premium amortization due to slower prepayments of mortgage-backed securities. Among those factors that could cause margin and spread not to improve as anticipated by the Company include: unanticipated changes in interest rates, including the impact of basis risk between various interest rate indices, changes in the shape of the yield curve, the effect of prepayments or renegotiated rates, increased price competition on both deposits and loans, changes in the mix of earning assets and the mix of liabilities, including greater than anticipated use of expensive wholesale sources to fund the Branch Expansion and greater than expected loan delinquencies resulting in non-accrual status.

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

The Provision was $2.8 million in the third quarter of 2004, a decrease of $1.5 million or 34% from $4.3 million in the third quarter of 2003, as total non-performing loans, loans 90 days past due and still accruing and net charge-offs declined 50%, 52% and 23%, respectively. The third quarter of 2003 also included charges related to temporary disruptions in collection efforts on delinquent loans as a result of the Company’s system conversion. These factors were partially offset by increased loss estimates quarter-to-quarter on specifically impaired credits.

For the nine-month period ending September 30, 2004, the Provision declined $10.8 million or 50% to $10.8 million from $21.6 million for the same period in 2003. Additional factors affecting the year-to-date decline were reduced concerns over loan concentrations, improvement in the national and local economies, and the expansion of workout and collection staffs that enabled the Company to address deteriorating credits more quickly. These were partially offset by increased pool allocations associated with higher weighted historical loss experience on increased loan balances.

AMCORE expects credit costs in the fourth quarter of 2004 to be at or below the level experienced in the third quarter of 2004. However, future growth in the loan portfolio, weakening economic conditions, specific credit deterioration, or declines in collateral values, among other things, could result in an increased Provision for the fourth quarter of 2004.

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

Overview - Non-interest income, including net security gains, totaled $16.9 million in the third quarter of 2004, a decline of $4.5 million or 21% from $21.4 million in the third quarter of 2003. The decline was primarily attributable to a $6.2 million reduction in Mortgage banking income that was partially offset by a $1.2 million Auto Loan Sale Gain.

On a year-to-date basis, non-interest income declined $17.7 million to $51.3 million in 2004 compared to $69.0 million in 2003. The prior year period included an $8.2 million gain on sale of branches and a $2.5 million Auto Loan Sale Gain, whereas the current year included a $1.2 million Auto Loan Sale Gain. Mortgage banking income declined $8.8 million, while COLI and trust and asset management income declined $1.2 million and $1.1 million, respectively.

Trust and asset management income - Trust and asset management income, historically the Company’s largest source of non-interest income, totaled $5.0 million in the third quarter of 2004, a decrease of $602,000 or 11% from $5.6 million in the third quarter of 2003. For the nine-month periods ended September 30, 2004 and 2003, respectively, trust and asset management revenues were $15.9 million and $17.0 million, a decline of $1.1 million or 7%. The declines for both the quarter and year-to-date periods were primarily attributable to lower advisory, management and administration fees from public fund clients, including the loss of a major customer in the fourth quarter of 2003, the loss of business indirectly the result of poor equity investment performance and increased price competition. As noted above, Increasing Investment Revenues is a key initiative of the Company that is directed at reversing the declines. Management believes that changes made and under consideration as a result of this initiative will improve the long-term outlook for this important source of non-interest income.

As of September 30, 2004, total assets under administration were $4.2 billion, which includes $734 million in the Vintage Mutual Funds, as compared to $4.4 billion and $828 million, respectively, as of September 30, 2003. In addition to overall market performance, trust and asset management revenues are dependent upon the Company’s ability to attract and retain accounts, specific investment performance and other economic factors. Fees from money market mutual funds, which comprise approximately 8% of managed assets, can also be negatively affected by a low short-term interest rate environment. At low levels, investors may seek alternative investments. Thus, waivers of fees on money market mutual funds have been, and may continue to be, required to provide more competitive returns for investors as a means of inducing investors to maintain their level of investments. Waivers in the third quarter of 2004 totaled $98,000 versus $92,000 in the third quarter of 2003. For the nine months ended September 30, waivers totaled $281,000 in 2004 versus $127,000 for the same time period in 2003.

Mortgage banking - Mortgage banking income includes fees generated from the underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans, net of origination costs, servicing right amortization and impairment. Mortgage banking income was $321,000 in the third quarter of 2004, a decrease of $6.2 million from $6.5 million in the third quarter of 2003. The third quarter of 2004 included a $737,000 mortgage servicing rights impairment charge, compared to a $4.1 million impairment charge reversal in the comparable prior year period. Excluding impairment charges and reversals, mortgage banking income declined $1.3 million driven by a 66% decline in closings to $103 million in the third quarter of 2004, from $307 million in the third quarter 2003. For the first nine months of 2004, mortgage banking income was $2.8 million on closings of $356 million, compared to $11.6 million on closings of $805 million for the first nine months of 2003. Year-to-date 2004 included a $737,000 mortgage servicing rights impairment charge, compared to a $3.1 million impairment charge reversal in the 2003 year-to-date period. Adjusted for the affects of impairment, mortgage banking income declined $5.0 million over the comparable nine-month periods. The year-to-date decline was attributable to the same factors as the third quarter decline. These declines were expected, as rising mortgage interest rates have led to decreased refinancing activity. However, the Company still expects continued growth in new purchase mortgages as a result of additional mortgage originators, primarily in the Branch Expansion markets. New purchase mortgage growth could be negatively affected by a number of factors beyond the Company’s control, including heightened competition, declines in new housing construction and adverse regulatory developments. New purchase mortgage closings were $195 million or 55% of total closings in the first nine months of 2004, compared to $192 million or 24% of total closings in the first nine months of 2003. Year-over-year, new purchase mortgage closings increased $3 million or 1%.

As of September 30, 2004, the carrying value of AMCORE’s capitalized mortgage servicing rights was $11.6 million, net of a $737,000 impairment valuation allowance. This compares to $10.8 million at September 30, 2003, net of a $306,000 impairment valuation allowance. The unpaid principal balance of mortgage loans serviced for others, including mortgage loans held for sale, was $1.3 billion as of September 30, 2004. This compares to $1.2 billion as of September 30, 2003. The net carrying value of the Company’s capitalized mortgage servicing rights, as a percentage of the unpaid principal balance of mortgage loans serviced for others, was 0.92% and 0.91% as of September 30, 2004 and 2003, respectively.

COLI income - COLI income totaled $1.3 million in the third quarter of 2004, a $407,000 or 23% decrease from $1.8 million in the third quarter of 2003. Year-to-date in 2004, COLI income decreased $1.2 million or 22% to $4.1 million from the prior year period of $5.2 million. For both the three and nine-month periods, the decrease was primarily due to losses in value of underlying variable return investments and lower yields due to declines in underlying investment rates and the impact of death benefit pay-outs. Year-to-date 2004 also included a $350,000 negative adjustment attributable to a change in estimate in a policy’s cash surrender value provided by the carrier. These declines were partially offset by additional investments and the impact of compounding. Lower yields, net of the effect of compounding, are expected to result in lower COLI income for the balance of the year, compared to the fourth quarter of 2003. AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. As of September 30, 2004, the CSV of COLI stood at $122 million, compared to $116 million at September 30, 2003.

Other – Service charges on deposits, brokerage commission income, bankcard fee income, gain on sale of branches, gain on sale of loans, net security gains and other non-interest income totaled $10.2 million for the third quarter of 2004, a $2.7 million or 36% increase from the third quarter of 2003. The third quarter 2004 included $1.2 million Auto Loan Sale Gain versus none in the third quarter of 2004. Year-to-date in 2004 the combined total was $28.6 million, a $6.6 million or 19% decline from $35.2 million in 2003. The decrease was attributable to the $8.2 million Branch Gain in the prior-year period, net of increased service charges on deposit income, brokerage commission income and bankcard fee income. The nine-month period ended September 30, 2003 included a $2.5 million Auto Loan Sale Gain.

Recent litigation involving MasterCard and VISA concerning the amount of fees charged to process signature-based debit card transactions is expected to reduce the amount of interchange income that AMCORE receives on the debit cards that it issues. Rate reductions of approximately 30% became effective August 1, 2003. Effective January 1, 2004, merchants may also refuse to accept signature-based debit card transactions. This may result in future reductions in interchange income. For the nine months of 2004, compared to the same period in 2003, the Company’s bankcard fee income increased $404,000 to $3.0 million from $2.6 million for the nine months of 2003. The increase was primarily due to a larger cardholder base, a benefit of both the Branch Expansion and Deposit Growth initiatives, and greater card utilization that have more than offset the rate reduction. While some merchants have altered their point-of-sale practices to discourage signature-based debit card transactions, most merchants have been slow to refuse acceptance altogether.

Operating Expenses

Overview - Total operating expense was $34.9 million in the third quarter of 2004, an increase of $1.3 million or 4%, from $33.6 million in the third quarter of 2003. For the first nine months of 2004, operating expenses were $107.7 million, an increase of $4.0 million or 4% from $103.7 million for the first nine months of 2003. The increases for both the quarter and year-to-date periods were primarily due to higher personnel, advertising/business development and occupancy expenses. Partially offsetting these increases were lower data processing and loan processing expense. In addition, the first quarter of 2003 included a $1.6 million prepayment penalty related to debt restructuring. The efficiency ratio was 63.14% in the third quarter of 2004, compared to 61.78% in the third quarter of 2003. On a year-to-date basis, the efficiency ratio was 65.42% and 60.40% for 2004 and 2003, respectively. The efficiency ratio is calculated by dividing total operating expenses by revenues. Revenues are the sum of net interest income and non-interest income. The increases in the efficiency ratios, for the three and nine month periods of 2004 compared to 2003, were attributable to higher operating costs while revenues remained relatively flat net.

Personnel expense - Personnel expense, which includes compensation expense and employee benefits, is the largest component of operating expenses, totaling a combined $21.1 million in the third quarter of 2004, an increase of $2.1 million or 11% from $19.0 million in the third quarter of 2003. For the nine month periods ended September 30, 2004 and 2003, personnel expenses totaled a combined $65.0 million and $57.1 million respectively, an increase of $7.9 million or 14%. Direct expenses of the Branch Expansion, net of Branch Sales, accounted for $1.4 million and $4.5 million of the three and nine month increases, respectively. Health care costs have also escalated, reflecting increases of $406,000 and $1.3 million for the third quarter and year-to-date periods, respectively. The increase in employee health care costs is due to the impact of Branch Strategy, adverse claim experience in the Company’s self-funded plan and overall medical cost inflation.

Facilities expense - Facilities expense, which includes net occupancy expense and equipment expense, was $4.6 million for both the third quarters of 2004 and 2003, as increases in net occupancy expense were offset by declines in equipment expense. On a year-to-date basis, facilities expense totaled $14.4 million for 2004 compared to $13.3 million for 2003, an increase of $1.1 million or 8%. Both the three and nine month increases were primarily due to the Branch Strategy as well as higher computer hardware and software costs, mainly due to the conversion and in-sourcing of the Company’s core data processing systems. Partially offsetting these increases were lower personal computer replacement costs, which were higher in 2003 in preparation for the data processing conversion that occurred in July 2003. Increased costs attributable to the Branch Expansion, net of Branch Sales, were $405,000 and $1.6 million for the third quarter and year-to-date periods, respectively. The increases in computer hardware and software costs were $102,000 and $821,000 for the three and nine month periods, respectively.

Data processing expense - Data processing expense was $580,000 in the third quarter of 2004 compared to $1.1 million in the third quarter of 2003, a decrease of $542,000 or 48%. For the year-to-date period ended September 30, 2004, data processing expense totaled $1.7 million compared to $4.5 million for the same period in 2003, a decrease of $2.8 million or 62%. The decrease was due to lower processing costs resulting from the data processing system conversion and in-sourcing. Expense savings, compared to the same periods in 2003, are fully reflected through the end of the third quarter of 2004 due to the July 2003 conversion date.

Other - Other operating expenses, which includes professional fees, communication expense, advertising and business expenses and other costs, were $8.6 million in the third quarter 2004, a decrease of $247,000 or 3%, over the comparable prior year period. On a year-to-date basis, these expenses were $26.6 million in 2004, compared to $28.8 million in 2003. This was a decrease of $2.1 million or 7%. Lower loan processing and collection expenses, due to lower mortgage volumes, and a first quarter 2003 $1.6 million prepayment penalty related to debt restructuring were the primary factors contributing to the decline for the comparable three and nine month periods. These were partially offset by increased advertising/business development costs.

Income Taxes

Income tax expense totaled $5.2 million in the third quarter of 2004, compared with $4.8 million in the second quarter of 2003, an increase of $424,000 or 9%. The increase was primarily due to higher income before taxes. For the nine-month period ended September 30, 2004, income tax expense totaled $13.4 million, a $663,000 or 5% increase over the $12.7 million in the same period of 2003. Income taxes were higher, despite a decrease in earnings before income tax, primarily due to a lower composition of COLI and tax-exempt municipal income.

The effective tax rates were 29.8% and 29.2% in the third quarters of 2004 and 2003, respectively, and were 29.0% and 27.4% for the nine months ended September 30, 2004 and 2003, respectively. Effective tax rates are lower than the statutory tax rates due primarily to investments in tax-exempt municipal bonds and increases in CSV and death benefits on COLI that are not taxable. The increase in effective tax rates over the prior year periods is due to a decrease in the relative size of these tax-exempt items relative to total pre-tax earnings.

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

Commercial earnings for the third quarter of 2004 and 2003 were $6.9 million and $7.0 million, respectively, a decline of $119,000 or 2%. Higher non-interest expense and Provision expense were nearly offset by increased net interest income, higher non-interest income and reduced income taxes. Year-to-date earnings in 2004 were $18.9 million, compared to $15.9 million in the same period in 2003, an increase of $3.0 million or 19%. A decrease in Provision expense and higher net interest income, partially offset by an increase in non-interest expense, higher income taxes and lower non-interest income, were the primary reasons for the year-to-date increase.

Net interest income increased $2.0 million and $4.2 million for the three and nine-month periods ended September 30, 2004, respectively, compared to the same periods in 2003. Both periods experienced increased interest income and interest expense adjusted for net cost of fund allocations. The increase in interest income was primarily attributable to higher average commercial real estate loan volumes, due in large part to the Branch Expansion, net of lower overall yields. Two 25 basis point increases in the federal funds (Fed Funds) rate during the third quarter of 2004 were insufficient in terms of magnitude and length of time in effect to offset the negative impact of the 450 basis point decline in the Fed Funds rate that occurred from

January 2001 through June 2004. As a result, overall average yields declined as the mix of older loans with historically higher interest rates declined. For the third quarter of 2004 compared to the same quarter in 2003, however, commercial real estate loans reported modest yield improvement as variable rate loans re-priced and as new production benefited from the upward trend in prime and LIBOR rates. The increase in interest expense, as adjusted for net cost of fund allocations, was primarily due the increased cost to fund the loan growth, net of lower deposit rates.

Non-interest income increased $274,000 in the third quarter of 2004 when compared to the same period a year ago. On a year-to-date basis, non-interest income declined $1.2 million. The first quarter of 2003 included $2.2 million of Branch Gain allocable to Commercial, whereas the first quarter of 2004 included $612,000 of gains on the sale of SBA loans.

The Provision increased $598,000 for the third quarter of 2004 but declined $8.2 million year-to-date 2004, when compared to the comparable periods in 2003. The increase for the quarter was attributable to higher loan loss estimates on specifically impaired credits, net of reduced charges related to temporary disruptions in collection efforts on delinquent loans as a result of the Company’s system conversion in July 2003, improved collateral values, lower net charge-offs and improved credit quality. The year-to-date decrease was mainly due to reduced concerns over loan concentrations, improved credit quality due in large part to expansion of workout and collection staffs that enabled the Company to address deteriorating credits more quickly, lower net charge-offs, lower non-accrual loans and delinquencies and improvement in the national and local economies. These were partially offset by increased pool allocations associated with higher historical loss experience and higher loss estimates on specifically impaired credits.

Non-interest expense increased $1.9 million in the third quarter of 2004 compared to the third quarter of 2003. On a year-to-date basis, the increase was $6.2 million. The increases were largely due to increased Branch Expansion expenses, particularly higher personnel costs.

Income taxes decreased by $76,000 and increased by $1.9 million for the three and nine-month periods of 2004, respectively, compared to the same periods in 2003 due to changes in pre-tax earnings and adjustments to inter-segment tax allocations.

The Commercial Segment represented 64% of total Segment earnings in the third quarter of 2004 compared to 56% in the same quarter of 2003. On a year-to-date basis, the percentages were 69% for 2004 compared to 45% in 2003. Commercial Segment total assets were $2.3 billion at September 30, 2004 and represented 47% of total consolidated assets. This compares to $2.0 billion and 45% at September 30, 2003.

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

Retail earnings for the third quarter of 2004 were $3.2 million, an increase of $2.4 million or 307% from the third quarter of 2003. The increase for the quarter was primarily attributable to higher non-interest income, lower interest expense and lower Provision expense. Year-to-date earnings in 2004 were $5.5 million, compared to $9.6 million in the same period in 2003, a decline of $4.2 million or 43%. A decrease in non-interest income, particularly Branch Sales Gain, net of lower income taxes and Provision, was the primary factor leading to the decline.

Net interest income increased by $1.2 million and declined by $386,000 for the three and nine-month periods ended September 30, 2004, respectively, compared to the same periods in 2003. Both periods experienced lower interest income and lower interest expense, adjusted for net funding credit allocations. Lower yields on loans, lower loan volumes, and lower rates on deposits were the main causes of lower interest income and interest expense for both the comparable three and nine-month periods. Increased competition, resulting in lower indirect auto loan originations, coupled with existing loan amortization, contributed to the decline in average loan volumes. An additional factor affecting the comparable year-to-date average loan volumes were the loans sold in the first quarter of 2003 in the Wisconsin Branch Sales and the Auto Loan Sale. The lower yields on loans and reduced rates on deposits were both attributable to declining short-term interest rates from January of 2001 to June 2004, as the mix of older loans and CD’s with higher yields and rates declined.

Non-interest income increased $1.7 million in the third quarter of 2004 when compared to the same period a year ago. The increase for the quarter was primarily due to the Auto Loan Sale Gain and increased service charges on deposits. On a year-to-date basis, non-interest income declined $6.5 million. The first quarter of 2003 included $6.0 million of Branch Gain allocable to Retail and the $2.5 million Auto Loan Sale Gain.

The Provision declined $1.7 million during the third quarter and year-to-date, compared to the previous year. Lower net charge-offs and reduced charges related to temporary disruptions in collection efforts on delinquent loans as a result of the Company’s system conversion in July 2003 were the primary factors leading to the reduced Provision.

Non-interest expense increased $584,000 in the third quarter of 2004 compared to the third quarter of 2003. On a year-to-date basis the increase was $1.6 million. The increases were largely due to increased Branch Expansion expenses, particularly increased personnel and occupancy costs.

Income taxes increased $1.6 million on a quarter-to-quarter basis, but declined $2.7 million year-to-date, due to changes in pre-tax earnings, net of adjustments to inter-segment tax allocations.

The Retail Segment represented 30% and 6% of total Segment earnings for the third quarters of 2004 and 2003, respectively, and 20% for the first nine months of 2004 compared to 27% for the same period in 2003. Retail Segment total assets were $823 million at September 30, 2004 and represented 17% of total consolidated assets. This compares to $796 million and 18% at September 30, 2003.

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

TAM earnings for the third quarter of 2004 were $362,000, a decline of $127,000 or 26% from the third quarter of 2003. Year-to-date earnings in 2004 were $1.5 million, compared to $2.1 million in the same period in 2003, a decline of $589,000 or 28%. The decrease, for the three-month period, was due to lower non-interest income partially offset by lower non-interest expense and reduced income taxes. The decrease for the nine-month period was due to lower non-interest income and increased non-interest expense, net of lower income taxes.

Non-interest income declined $555,000 and $718,000 for the three month and nine-month periods ended September 30, 2004, respectively, when compared to the same periods in 2003. Both the three and nine-month declines were due to lower trust and asset management revenues that were partially offset by improved brokerage commission income. The declines in trust and asset management revenues for both the quarter and year-to-date periods were primarily attributable to lower advisory, management and administration fees from public fund clients, including the loss of a major customer in the fourth quarter of 2003, the loss of business indirectly the result of poor equity investment performance and increased price competition.

Non-interest expense decreased $266,000 in the third quarter of 2004 compared to the third quarter of 2003, due to lower personnel costs. On a year-to-date basis, there was an increase of $335,000, due to higher personnel costs net of an impairment charge on discontinued internal use software that occurred in 2003.

Income taxes decreased $161,000 and $471,000 for the three and nine-month periods of 2004, respectively, compared to the same periods in 2003. The decreases were due to lower pre-tax earnings.

The TAM Segment represented 3% and 4% of total Segment earnings in the third quarters of 2004 and 2003, respectively, and 5% and 6% for the first nine months of 2004 and 2003, respectively. TAM Segment total assets were $18 million at September 30, 2004 and represented less than 1% of total consolidated assets.

Mortgage Banking

The Mortgage Banking Segment (“Mortgage”) provides a variety of mortgage lending products to meet its customers’ needs. It sells the majority of the long-term, fixed-rate loans to the secondary market and continues to service most of the loans sold.

Mortgage earnings were $269,000 and $1.6 million for the three and nine-month periods ended September 30, 2004, a decline of $4.0 million and $6.2 million from the respective periods in 2003. The declines were due to lower non-interest expense and net interest income and were partially offset by lower income taxes, non-interest and Provision expense.

Net interest income declined by $1.5 million and $3.8 million for the three and nine-month periods ended September 30, 2004 compared to the same periods in 2003. The decline for both periods was due to lower interest income adjusted for net cost of fund allocations. Lower volumes and yields on both portfolio and held-for-sale loans were the main causes of lower interest income for both the comparable three and nine-month periods. Yields on portfolio and held-for-sale loans and volumes on portfolio loans were impacted by declining mortgage rates and increased prepayments since the end of 2002. Volumes on held-for-sale loans have been negatively impacted by recent increases in mortgage interest rates and the corresponding decline in prepayment speeds.

Non-interest income includes fees generated from the underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans, net of origination costs, servicing right amortization and impairment. Non-interest income declined $6.0 million in the third quarter of 2004 when compared to the same period a year ago. On a year-to-date basis, non-interest income declined $8.4 million. The third quarter of 2004 included a $737,000 mortgage servicing rights impairment charge, compared to a $4.1 million impairment charge reversal in the comparable prior year period. Excluding impairment charges and reversals, non-interest income declined $1.2 million driven by a 66% decline in closings to $103 million in the third quarter of 2004, from $307 million in the third quarter of 2003. Year-to-date 2004 also included a $737,000 mortgage servicing rights impairment charge, compared to a $3.1 million impairment charge reversal in the 2003 year-to-date period. Adjusted for the impairment charge and reversal, non-interest income declined $4.6 million over the comparable nine-month periods. The year-to-date decline was attributable to the same factors as the third quarter decline.

The Provision declined $393,000 and $1.0 million for third quarter and year-to-date 2004, respectively, when compared to the comparable periods in 2003. The decreases in the Provision were primarily attributable to lower specific loss estimates on certain individually reviewed loans and reduced charges related to temporary disruptions in collection efforts on delinquent loans as a result of the Company’s system conversion. Lower net charge-offs were an additional factor for the year-to-date period.

Non-interest expense decreased $613,000 in the third quarter of 2004 compared to the third quarter of 2003. On a year-to-date basis, the decrease was $952,000. The decrease for both the three and nine-month periods were primarily due to lower loan processing and collection expenses due to lower mortgage volumes.

Income taxes declined $2.6 million and $4.0 million for the three and nine-month periods ended September 30, 2004, respectively, compared to the same periods in 2003. The decreases were due to the decline in pretax earnings.

The Mortgage Segment represented 3% and 34% of total Segment earnings in the third quarters of 2004 and 2003, respectively, and 6% for the first nine months of 2004 compared to 22% for the same period in 2003. Mortgage Segment total assets were $244 million at September 30, 2004 and represented 5% of total consolidated assets.

BALANCE SHEET REVIEW

Total assets were $4.9 billion at September 30, 2004, an increase of $333 million or 7% from December 31, 2003. Total liabilities increased $325 million over the same period and stockholders’ equity increased $8 million.

Total earning assets, including COLI, increased $313 million from December 31, 2003. Non-earning assets increased $20 million over the same period. The increase in earning assets was primarily attributable to a $166 million increase in loans, a $76 million increase in loans held for sale and a $58 million increase in securities. The increase in loans is primarily due to growth in the commercial real estate and real estate construction loan portfolios totaling $315 million, which are largely due to Branch Expansion. Residential real estate and commercial loans also increased $41 million and $17 million, respectively. Partially offsetting these was a $207 million decline in the consumer loan portfolio, which was largely due to the $78 Auto Loan Sale and the reclassification of $75 million of indirect auto loans to loans held for sale due to an expected Auto Loan Sale in the fourth quarter of 2004. See Note 3 of the Notes to Consolidated Financial Statements.

Total deposits increased $316 million from December 31, 2003. Bank-issued deposits increased $123 million and brokered deposits increased $193 million. The increase in bank-issued deposits is primarily attributable to the Deposit Growth and Branch Expansion initiatives.

The stockholders’ equity increase was primarily due to year-to-date retained earnings for 2004 of $20 million, partly offset by an $11 million increase in treasury stock and a $2.0 million net of tax decline in the net unrealized gain on investment securities available for sale. The increase in treasury stock was attributable to shares purchased to offset the reissuance of shares for stock-based incentive plans during the current and prior quarters.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Off-Balance Sheet Arrangements

During the ordinary course of its business, the Company engages in financial transactions that are not recorded on its Consolidated Balance Sheet, are recorded in amounts that are different than their full principal or notional amount, or are recorded on an equity or cost basis rather than being consolidated. Such transactions serve a variety of purposes including management of the Company’s interest rate risk, liquidity and credit concentration risks, optimization of capital utilization, meeting the financial needs of its customers and fulfilling Community Reinvestment Act obligations in the markets that it serves.

The Company’s largest off-balance sheet arrangement relates to Auto Loan Sales that occurred during the third quarter of 2004 and in prior years. Structured as sales pursuant to Statement of Financial Accounting Standard (“SFAS”) 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the Auto Loan Sales are a component of the Company’s liquidity and credit concentration risk management strategy. The Auto Loan Sales are also helpful as a capital management tool.

In the Auto Loan Sales, indirect automobile loan receivables are transferred to a multi-seller variable-interest entity (“VIE”). Since the Company is not the primary beneficiary of the VIE, consolidation is not required under the terms of Financial Accounting Standards Board Interpretation (“FIN”) No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities.” As a result, the net carrying amount of the loans is removed from the consolidated balance sheet and certain retained residual interests are recorded. The Company’s retained interests are subordinate to the interests of investors in the VIE and are subject to prepayment risk, interest-rate risk and credit risk on the transferred auto loans. Neither the investors nor the VIE have any other recourse to the Company’s other assets for failure of automobile loan debtors to pay when due. The Company also retains the rights to service the loans that are sold.

As of September 30, 2004, the balance of automobile loans serviced and not included on the Company’s Consolidated Balance Sheet was $135 million. The carrying value of retained interests was $10.6 million. The carrying value of the retained interests is the maximum estimated exposure to loss of the retained residual interests. See Note 5 of the Notes to Consolidated Financial Statements.

The Company also originates mortgage loans that it sells to the secondary market. The Company typically retains the right to service the loans that are sold. As of September 30, 2004, the unpaid principal balance of mortgage loans serviced for others was $1.3 billion. These loans are not recorded on the Company’s Consolidated Balance Sheets. The Company, as of September 30, 2004, and in accordance with SFAS No 140, had recorded $11.6 million of capitalized mortgage servicing rights, net of a $737,000 impairment valuation allowance. See Note 4 of the Notes to Consolidated Financial Statements.

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

At September 30, 2004, a liability in the amount of $366,000, representing the value of the guarantee obligations associated with certain of the financial and standby letters of credit, has been recorded in accordance with FIN 45. This amount is expected to be amortized into income over the life of the commitment. The contractual amount of all letters of credit, including those exempted from the scope of FIN 45, was $192 million. See Note 10 of the Notes to Consolidated Financial Statements.

The carrying value of mortgage loan commitments at September 30, 2004 was an asset of $575,000. This amount represents the fair value of those commitments marked-to-market in accordance with SFAS 138, “Accounting for Derivative Instruments and Hedging Activities” and in accordance with Staff Accounting Bulletin No. 105. The total notional amount of mortgage loan commitments was $37 million at September 30, 2004. See Note 8 of the Notes to Consolidated Financial Statements.

At September 30, 2004, the Company had extended $698 million in loan commitments other than the mortgage loan commitments and letters of credit described above. This amount represented the notional amount of the commitment. No asset or liability has been recorded.

The Company has a number of non-marketable equity investments that have not been consolidated in its financial statements. At September 30, 2004, these investments included $5 million in private equity fund investments that were reported under either the cost or equity method, depending on the percentage of ownership. Not included in the carrying amount were commitments to fund an additional $1.4 million at some future date. The Company also has recorded investments of $4 million, $24 million, and $9 million, respectively, in stock of the Federal Reserve Bank, the Federal Home Loan Bank (“FHLB”) and preferred stock of Freddie Mac. These investments are recorded at amortized historical cost, with income recorded when dividends are declared. Other investments, comprised of various affordable housing tax credit projects (“AHTCP”) and other community reinvestment act investments, totaled approximately $602,000 at September 30, 2004. Losses are limited to the remaining investment and there are no additional funding commitments on the AHTCPs. Those investments without guaranteed yields were reported on the equity method, while those with guaranteed yields were reported using the effective yield method. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus additional commitments.

The Company also holds $1.2 million in a common security investment in AMCORE Capital Trust I (“Trust”), a statutory business trust, to which the Company has $41.2 million in long-term debt outstanding. The Trust, in addition to the $1.2 million in common securities issued to the Company, issued $40.0 million in preferred securities. The $40.0 million in preferred securities were issued to non-affiliated investors in 1997 and are redeemable beginning in 2007. The BANK acquired $15.0 million in preferred securities from one of the investors in 2002. Prior to the first quarter of 2004, the Trust was consolidated with the Company and the Company reflected $25.0 million in long-term debt outstanding, which was treated as Tier 1 capital for regulatory purposes. Pursuant to FIN 46, and beginning with the first quarter of 2004, the Trust has been de-consolidated. As a result, the Company now reflects its $1.2 million common security investment on the equity method. The $15.0 million preferred securities are included in the BANK’s available for sale investment portfolio. The Company now reports the entire $41.2 million as outstanding long-term debt. Despite the adoption of FIN 46 in the first quarter of 2004, there has been no change in the amount that qualifies as Tier 1 Capital for regulatory purposes. Rules proposed by the Federal Reserve are not expected to have a material impact on the Company’s regulatory capital ratios.

The Company’s subsidiaries also hold assets in a fiduciary or agency capacity that are not included in the Consolidated Financial Statements because they are not assets of the Company. The total assets managed or administered by the Company at September 30, 2004 were $4.2 billion.

Contractual Obligations

In the ordinary course of its business, the Company enters into certain contractual arrangements. These obligations include issuance of debt to fund operations, property leases and derivative transactions. During the first nine months of 2004, the Company entered into four operating lease agreements. There are no residual value guarantees on these leases. During the first quarter, the Company terminated two fair value hedges of FHLB borrowings with a combined notional amount of $74 million. Replacement hedges were executed during the second quarter of 2004. Since the end of 2003, additional fair value hedges of brokered and bank-issued CD’s with notional amounts totaling $46 million were executed, as were $20 million notional value of fair value hedges of loans and loan commitments. Other than these transactions, there were no material changes in the Company’s contractual obligations since the end of the latest calendar year. Amounts as of December 31, 2003 are listed in the table below.

(in thousands)	As of December 31, 2003 Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt	$184,610	$3	$51,908	$79,683	$53,016
Capital Lease Obligations	3,121	163	332	346	2,280
Operating Leases	17,437	2,413	3,853	2,802	8,369
Purchase Obligations	5,630	5,630	—	—	—

Total	$210,798	$8,209	$56,093	$82,831	$63,665

See Notes 6, 7 and 8 of the Notes of Consolidated Financial Statements and Note 5 of the Notes to the Consolidated Financial Statements included in the Form 10-K Annual Report for the year ended December 31, 2003.

ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

AMCORE’s credit risk is centered in its loan portfolio, which on September 30, 2004 totaled $3.2 billion, or 68% of earning assets including COLI. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer’s failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration.

The Company is also exposed to credit risk with respect to its $122 million investment in COLI. AMCORE manages this risk by diversifying its holdings among various carriers and by periodic internal credit reviews. All carriers have “Secure” ratings from A. M. Best that range from a low of “A” (Excellent) to “A++” (Superior).

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

The determination by management of the appropriate level of the Allowance amounted to $42.0 million at September 30, 2004, compared to $42.1 million at December 31, 2003. An increase of $2.3 million in specific loss estimates on certain individually reviewed loans and a $1.2 million increase for statistical loss estimates on loan groups or pools based upon historical loss experience were offset by lower loss estimates based upon reduced concerns over loan concentrations, improvement in the overall and local economies, lower non-accrual loans and delinquencies, and improved credit quality due to expansion of workout and collection staffs that enabled the Company to address deteriorating credits more quickly.

As of September 30, 2004, the Allowance as a percent of total loans and of non-accrual loans was 1.33% and 242%, respectively. These compare to the same ratios at December 31, 2003 of 1.41% and 133%, respectively. Net charge-offs were $9.9 million for the first nine months of 2004 versus $12.9 million for the first nine months of 2003. These represented 0.43% and 0.60% of average loans, respectively, on an annualized basis. AMCORE’s management believes that the Allowance coverage is adequate.

An analysis of the Allowance is shown in Table 5.

Non-performing Assets

Non-performing assets consist of non-accrual loans, loans 90 days past due and still accruing, other real estate owned and other foreclosed assets. Non-performing assets totaled $25.3 million as of September 30, 2004, a decline of $16.1 million or 39% from $41.4 million at December 31, 2003. Non-performing assets have declined for four consecutive quarters. The $16.1 million decrease consisted of a $14.4 million decrease in non-accrual loans, a $1.4 million decrease in other real estate owned and other foreclosed assets and a $276,000 decrease in loans 90 days past due and still accruing. Total non-performing assets represented 0.52% and 0.91% of total assets at September 30, 2004 and December 31, 2003, respectively. The decrease in non-accrual loans reflect the resolution without loss of the BANK’s largest non-performing loan, which removed approximately $6.0 million from its non-accrual loan totals in the second quarter of 2004.

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

Liquidity is derived primarily from bank-issued deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources include brokered CDs, Federal Funds purchased lines, Federal Reserve Bank discount window advances, FHLB advances, repurchase agreements, commercial paper and back-up lines of credit, the sale or securitization of loans, and access to other capital markets.

The parent company requires adequate liquidity to pay its expenses, repay debt when due and pay stockholder dividends. Liquidity is primarily provided to the parent through the BANK and other subsidiaries in the form of dividends. Dividends from subsidiaries through September 30, 2004 amounted to $28 million.

Funding of loans is the most significant liquidity need, representing 65% of total assets as of September 30, 2004. Since December 31, 2003, loans increased $166 million. Loans held for sale, which represents mortgage origination fundings awaiting delivery to the secondary market and the planned fourth quarter Auto Loan Sale, increased $1 million and $75 million, respectively. During this same time period, bank-issued deposits increased $123 million. The increases in loans and bank-issued deposits were due to increases resulting from the Branch Expansion. The Deposit Growth initiative also contributed to the increase in bank-issued deposits. Overall, liquidity decreased during the nine months of 2004, as non-core funding, which includes borrowings and brokered deposits, increased $190 million.

The Company’s Branch Expansion strategy poses the greatest challenge to short and long-term liquidity. The Branch Expansion has required, and will continue to require, other sources of liquidity to fund the expected loan growth and the total estimated $120 million capital investment. This reflects the Company’s strategy to move into new markets where business density is greatest and where revenues and a profitable book of business can be developed over a shorter period of time. Once this is accomplished, a more permanent full-service site is sought where the Company expects deposit generation to mitigate the liquidity pressure inherent in the early phases of the strategy. As of September 30, 2004, $76 million of the total $120 million capital commitment remained to be spent.

Notwithstanding the funding requirements posed by the Branch Expansion, the Company is confident of its ability to meet and manage its short and long-term liquidity needs. As of September 30, 2004, available sources of liquidity included $192 million of Fed Funds lines, unused collateral sufficient to support $358 million in the Federal Reserve Bank discount window advances, $231 million of unpledged debt investment securities, $45 million of unused commercial paper and backup line of credit borrowings and $10 million of FHLB advances. The Company also has capacity, over time, to place sufficient amounts of brokered CDs as a source of mid- to long-term liquidity. The BANK’s indirect auto portfolio, which at September 30, 2004 was $270 million, is an additional source of liquidity through additional Auto Loan Sales. This amount does not include the $75 million already classified as held for sale. At September 30, 2004, potential uses of liquidity included $698 million in commitments to extend credit, $37 million in residential mortgage commitments primarily for sale to the secondary market, and $192 million in letters of credit. At December 31, 2003, these amounts were $635 million, $27 million and $190 million, respectively.

Capital Management

Total stockholders’ equity at September 30, 2004, was $383 million, an increase of $8 million or 2% from December 31, 2003. The increase was primarily due to year-to-date retained earnings for 2004 of $20 million, partly offset by an $11 million increase in treasury stock and a $2.0 million net of tax decline in other comprehensive income that included the unrealized value of investment securities available for sale. The increase in treasury stock was attributable to shares purchased to offset the reissuance of shares for stock-based incentive plans during the current and prior quarters. Year-to-date, AMCORE paid dividends of $0.51 per share in 2004 compared to $0.49 per share over the same period in 2003.

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

AMCORE’s risk-based capital at 11.42%, its Tier 1 capital at 10.29% and its leverage ratio at 8.01%, all significantly exceed the regulatory minimums (as the following table indicates), as of September 30, 2004. The BANK, whose ratios are not presented below, is considered a “well-capitalized” institution based on regulatory guidelines.

(dollars in thousands)

	September 30, 2004		December 31, 2003		September 30, 2003
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$427,766	11.42%	$417,580	11.76%	$408,779	11.80%
Total Capital Minimum	299,760	8.00%	284,003	8.00%	277,243	8.00%

Amount in Excess of Regulatory Minimum	$128,006	3.42%	$133,577	3.76%	$131,536	3.80%

Tier 1 Capital (to Risk Weighted Assets)	$385,732	10.29%	$375,330	10.57%	$366,166	10.57%
Tier 1 Capital Minimum	149,880	4.00%	142,001	4.00%	138,622	4.00%

Amount in Excess of Regulatory Minimum	$235,853	6.29%	$233,329	6.57%	$227,544	6.57%

Tier 1 Capital (to Average Assets)	$385,732	8.01%	$375,330	8.49%	$366,166	8.30%
Tier 1 Capital Minimum	192,687	4.00%	176,811	4.00%	176,423	4.00%

Amount in Excess of Regulatory Minimum	$193,045	4.01%	$198,519	4.49%	$189,743	4.30%

Risk adjusted assets	$3,746,996		$3,550,035		$3,465,543

Average assets	$4,817,177		$4,420,287		$4,410,596

TABLE 1

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	For the Three Months ended September 30,
	2004			2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Taxable securities	$1,075,407	$11,069	4.12%	$899,000	$8,605	3.83%
Tax-exempt securities (1)	158,519	2,775	7.00%	163,464	3,007	7.36%

Total Securities (2)	$1,233,926	$13,844	4.49%	$1,062,464	$11,612	4.37%
Short-term investments	5,249	16	1.23%	43,182	100	0.92%
Loans held for sale (3)	32,609	707	8.66%	90,862	1,592	7.01%

Commercial	735,864	9,935	5.37%	737,687	10,411	5.59%
Commercial real estate	1,548,689	21,758	5.59%	1,205,728	16,778	5.52%
Residential real estate	405,784	5,736	5.64%	384,463	5,837	6.05%
Consumer	499,241	8,257	6.58%	563,397	9,762	6.87%

Total loans (1) (4)	$3,189,578	$45,686	5.70%	$2,891,275	$42,788	5.87%

Total interest-earning assets	$4,461,362	$60,253	5.38%	$4,087,783	$56,092	5.46%
Allowance for loan losses	(44,006)			(43,166)
Non-interest-earning assets	412,202			394,935

Total assets	$4,829,558			$4,439,552

Liabilities and Stockholders’ Equity:
Interest-bearing demand & savings deposits	$1,363,477	$3,119	0.91%	$1,326,271	$3,018	0.90%
Time deposits	1,129,726	7,242	2.55%	1,179,649	9,462	3.18%

Total Bank issued interest-bearing deposits	$2,493,203	$10,361	1.65%	$2,505,920	$12,480	1.98%
Wholesale deposits	647,561	4,504	2.77%	458,814	4,342	3.75%
Short-term borrowings	606,686	3,537	2.32%	419,447	2,349	2.22%
Long-term borrowings	180,565	2,313	5.10%	196,135	2,703	5.47%

Total interest-bearing liabilities	$3,928,015	$20,715	2.10%	$3,580,316	$21,874	2.42%
Non-interest bearing deposits	456,803			409,540
Other liabilities	73,398			84,801
Realized Stockholders’ Equity	370,976			353,295
Other Comprehensive Income	365			11,600

Total Liabilities & Stockholders’ Equity	$4,829,558			$4,439,552

Net Interest Income (FTE)		$39,538			$34,218

Net Interest Spread (FTE)			3.28%			3.04%

Interest Rate Margin (FTE)			3.53%			3.33%

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35%. FTE adjustments totaled $1.1 million in 2004 and $1.2 million in 2003.

(2)	The average balances of the securities are based on amortized historical cost.

(3)	The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.

(4)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $679,000 and $554,000 for 2004 and 2003, respectively.

TABLE 2

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	Nine Months Ended September 30,
	2004			2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Taxable securities	$1,041,475	$32,479	4.16%	$892,571	$29,106	4.35%
Tax-exempt securities (1)	146,585	7,959	7.24%	187,471	10,423	7.41%

Total Securities (2)	$1,188,060	$40,438	4.54%	$1,080,042	$39,529	4.88%
Short-term investments	6,718	49	0.96%	23,353	169	0.97%
Loans held for sale (3)	34,279	2,185	8.50%	73,467	4,397	7.98%
Commercial	736,523	30,049	5.45%	751,920	32,559	5.79%
Commercial real estate	1,445,657	59,245	5.47%	1,162,704	50,065	5.76%
Residential real estate	389,738	16,509	5.65%	408,535	19,436	6.35%
Consumer	527,230	26,560	6.73%	561,220	30,839	7.35%

Total loans (1) (4)	$3,099,148	$132,363	5.70%	$2,884,379	$132,899	6.16%

Total interest-earning assets	$4,328,205	$175,035	5.40%	$4,061,241	$176,994	5.82%
Allowance for loan losses	(44,021)			(39,872)
Non-interest-earning assets	406,634			395,489

Total assets	$4,690,818			$4,416,858

Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$1,367,575	$8,937	0.87%	$1,212,438	$8,181	0.90%
Time deposits	1,114,573	21,549	2.58%	1,202,684	31,271	3.48%

Total Bank issued interest-bearing deposits	$2,482,148	$30,486	1.64%	$2,415,122	$39,452	2.18%
Wholesale deposits	571,406	11,799	2.76%	515,225	14,384	3.73%
Short-term borrowings	569,439	9,242	2.17%	457,530	8,241	2.41%
Long-term borrowings	182,784	6,992	5.11%	189,984	8,158	5.74%

Total interest-bearing liabilities	$3,805,777	$58,519	2.05%	$3,577,861	$70,235	2.62%
Non-interest bearing deposits	442,466			389,445
Other liabilities	66,242			85,508
Realized Stockholders’ Equity	371,344			346,232
Other Comprehensive Income	4,989			17,812

Total Liabilities & Stockholders’ Equity	$4,690,818			$4,416,858

Net Interest Income (FTE)		$116,516			$106,759

Net Interest Spread (FTE)			3.35%			3.20%

Interest Rate Margin (FTE)			3.59%			3.51%

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35%. FTE adjustments totaled $3.2 million in 2004 and $4.1 million in 2003.

(2)	The average balances of the securities are based on amortized historical cost.

(3)	The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.

(4)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $2.2 million and $2.2 million for 2004 and 2003, respectively.

TABLE 3

ANALYSIS OF QUARTER-TO-QUARTER CHANGES IN NET INTEREST INCOME

	For the Three Months ended September 30, 2004/2003
	Increase/(Decrease) Due to Change in		Total Net Increase (Decrease)
	Average Volume	Average Rate
	(in thousands)
Interest Income:
Taxable securities	$1,780	$684	$2,464
Tax-exempt securities	(89)	(143)	(232)

Total Securities	$1,916	$316	$2,232
Short-term investments	(106)	22	(84)
Loans held for sale	(1,197)	312	(885)
Commercial	(29)	(447)	(476)
Commercial real estate	4,772	208	4,980
Residential real estate	313	(414)	(101)
Consumer	(1,093)	(412)	(1,505)

Total loans	4,216	(1,318)	2,898

Total Interest-Earning Assets	$4,957	$(795)	$4,162

Interest Expense:
Interest-bearing demand and savings deposits	$79	$22	$101
Time deposits	(390)	(1,830)	(2,220)

Total Bank issued interest-bearing deposits	(64)	(2,055)	(2,119)
Wholesale deposits	1,488	(1,326)	162
Short-term borrowings	1,081	107	1,188
Long-term borrowings	(210)	(180)	(390)

Total Interest-Bearing Liabilities	$1,948	$(3,107)	$(1,159)

Net Interest Income (FTE)	$3,009	$2,311	$5,320

The above analysis shows the changes in interest income (tax equivalent “FTE”) and interest expense attributable to volume and rate variances.

The change in interest income (tax equivalent) due to both volume and rate have been allocated to volume and rate changes in proporation to the relationship of the absolute dollar amounts of the change in each.

TABLE 4

ANALYSIS OF YEAR-TO-DATE CHANGES IN NET INTEREST INCOME

	Nine Months Ended September 30, 2004/2003
	Increase/(Decrease) Due to Change in		Total Net Increase (Decrease)
	Average Volume	Average Rate
	(in thousands)
Interest Income:
Taxable securities	$4,688	$(1,315)	$3,373
Tax-exempt securities	(2,225)	(239)	(2,464)

Investment securities	$3,791	$(2,882)	$909
Short-term investments	(124)	3	(121)
Loans held for sale	(2,482)	270	(2,212)
Commercial	(649)	(1,861)	(2,510)
Commercial real estate	11,736	(2,556)	9,180
Residential real estate	(864)	(2,063)	(2,927)
Consumer	(1,791)	(2,488)	(4,279)

Total loans	9,583	(10,119)	(536)

Total Interest-Earning Assets	$11,284	$(13,243)	$(1,959)

Interest Expense:
Interest-bearing demand and savings	$1,026	$(270)	$756
Time deposits	(2,156)	(7,566)	(9,722)

Total Bank issued interest-bearing deposits	1,072	(10,038)	(8,966)
Wholesale deposits	1,453	(4,038)	(2,585)
Short-term borrowings	1,880	(879)	1,001
Long-term borrowings	(299)	(867)	(1,166)

Total Interest-Bearing Liabilities	$4,262	$(15,978)	$(11,716)

Net Interest Income (FTE)	$7,022	$2,735	$9,757

The above analysis shows the changes in interest income (tax equivalent “FTE”) and interest expense attributable to volume and rate variances.

The change in interest income (tax equivalent) due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

TABLE 5

ASSET QUALITY

The components of non-performing loans and foreclosed assets at September 30, 2004 and December 31, 2003 were as follows:

	September 30, 2004	December 31, 2003
	(in thousands)
Impaired loans:
Non-accrual loans
Commercial	$3,840	$3,154
Real estate	4,728	15,676
Other non-performing:
Non-accrual loans (1)	8,753	12,841
Loans 90 days or more past due and still accruing	3,028	3,304

Total non-performing loans	$20,349	$34,975

Foreclosed assets:
Real estate	4,029	4,433
Other	950	1,989

Total foreclosed assets	$4,979	$6,422

Total non-performing assets	$25,328	$41,397

Troubled debt restructurings	$14	$—

(1)	These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

An anaylsis of the allowance for loan losses for the periods ended September 30, 2004 and 2003 is presented below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands)		($ in thousands)
Balance at beginning of period	$43,230	$42,154	$42,115	$35,214
Charge-Offs:
Commercial, financial and agricultural	1,041	2,060	4,009	7,427
Real estate	1,220	574	4,038	2,146
Installment and consumer	1,441	1,760	4,937	5,200
Direct leases	—	—	4	120

	3,702	4,394	12,988	14,893
Recoveries:
Commercial, financial and agricultural	115	61	1,256	586
Real estate	35	108	313	565
Installment and consumer	494	265	1,517	825
Direct leases	—	—	2	—

	644	434	3,088	1,976
Net Charge-Offs	3,058	3,960	9,900	12,917
Provision charged to expense	2,830	4,318	10,787	21,622
Reductions due to sale of loans	(1,022)	—	(1,022)	(1,407)

Balance at end of period	$41,980	$42,512	$41,980	$42,512

Ratio of net-charge-offs during the period to average loans outstanding during the period (1)	0.38%	0.54%	0.43%	0.60%

(1)	On an annualized basis.

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

Based upon an immediate increase in interest rates of 100 basis points and no change in the slope of the yield curve, the potential decrease in net interest income for the twelve-month period beginning October 1, 2004 would be approximately $572,000 or -0.35% of base forecasted net interest income. This analysis assumes no growth in assets or liabilities and replacement of maturing instruments with like-kind instruments. At the end of 2003, comparable assumptions would have resulted in a potential decrease in 2004 net interest income of $764,000 or -0.48%. Thus, AMCORE’s earnings at risk position in a rising-rate scenario has decreased since the end of 2003.

Likewise, an immediate decrease in interest rates of 100 basis points and no change in the slope of the yield curve would result in a potential decrease in net interest income for the twelve-month period beginning October 1, 2004 of approximately $2.9 million or -1.77% of base forecasted net interest income. The same assumptions at the end of 2003 would have resulted in a potential decrease in net interest income of $7.1 million or -4.48%. AMCORE’s sensitivity to declining interest rates has decreased since the end of 2003. With the recent increases in rates, all points on the yield curve are now being shocked down the full 100 basis points. AMCORE continues to have rate compression on non-maturity deposits. Factors that contribute to the continued negative sensitivity to declining interest rates include the negative convexity of the mortgage-backed products and the larger volume of floating rate commercial loans.

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

ITEM 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table presents information relating to all Company repurchases of common stock during the third quarter of 2004:

Issuer Purchases of Equity Securities

Period	(a) Total # of Shares Purchased	(b) Average Price Paid per Share	(c) Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum # (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2004	40,983	$28.23	0	0
August 1 – 31, 2004	10,000	28.12	0	0
September 1 – 30, 2004	21,506	28.68	0	0

Total	72,489	$28.35	0	0

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

(a) – (d) None

ITEM 6.    Exhibits

3	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc. dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

3.1	By-laws of AMCORE Financial, Inc. as amended February 11, 2004. (Incorporated by reference to Exhibit 3.2 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2003).

10	Amended and Restated Transitional Compensation Agreement, dated August 7, 2004, between AMCORE Financial, Inc. and Bruce W. Lammers.

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCORE FINANCIAL, INC.
Date: November 9, 2004

	By:	/s/ JOHN R. HECHT
John R. Hecht
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

3.1	By-laws of AMCORE Financial, Inc., as amended February 11, 2004. (Incorporated by reference to Exhibit 3.2 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2003).

10	Amended and Restated Transitional Compensation Agreement, dated August 7, 2004, between AMCORE Financial, Inc. and Bruce W. Lammers.

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.