Form 10-K
period 2004-12-31
AMCORE FINANCIAL INC
filed 2005-03-14
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 0–13393

AMCORE FINANCIAL, INC.

NEVADA	36–3183870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Seventh Street, Rockford, Illinois 61104

Telephone Number (815) 968–2241

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.22 par value

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

As of February 1, 2005, 24,801,000 shares of common stock were outstanding. The aggregate market value of the common equity held by non-affiliates, computed by reference to the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $660,853,000.

Documents Incorporated by Reference:

Portions of the Proxy Statement and Notice of 2005 Annual Meeting, dated March 14, 2005, are incorporated by reference into Part III of the Form 10-K for the fiscal year ended December 31, 2004.

AMCORE FINANCIAL, INC.

Form 10–K Table of Contents

PART I

ITEM 1.    BUSINESS

General

AMCORE Financial, Inc. (“AMCORE” or the “Company”) is a registered bank holding company incorporated under the laws of the State of Nevada in 1982. The Company’s corporate headquarters are located at 501 Seventh Street in Rockford, Illinois. The operations are divided into four business segments: Commercial Banking, Retail Banking, Trust and Asset Management, and Mortgage Banking. AMCORE owns directly or indirectly all of the outstanding common stock of each of its subsidiaries and provides its subsidiaries with advice and counsel on policies and operating matters among other things.

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

Geographic and Economic Information – The BANK conducts business at 69 locations throughout northern Illinois and south central Wisconsin (the “Service Areas”). The Banking segments’ Service Area is dispersed among five basic economic areas: the Rockford, Illinois metropolitan area (Rockford), the Madison, Wisconsin metropolitan area (Madison), the Chicago, Illinois suburbs (Chicagoland), the Milwaukee, Wisconsin suburbs (Milwaukee) and community banking branches which are not otherwise specified (Community Banking). Locations in the Chicagoland, Rockford, Madison and Milwaukee economic areas are bounded by Interstates 94 in the north, 294 and 94 in the east, 80 in the south and 90 and 39 in the west where population growth, homeownership and household income are high and where there is a high concentration of mid-sized businesses. The Company’s recent growth strategy has focused on expansion within this area. At the same time, AMCORE exited certain Community Banking markets that no longer fit its growth objectives. For additional information see the “Branch Strategy” discussion under Item 7, Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

Among the five economic areas, Rockford has the highest concentration of manufacturing activities. Community Banking, on the other hand, has less growth potential and a greater concentration of smaller-sized business and agricultural concentrations. At the end of 2004, economic conditions for Madison were characterized as strong with low unemployment. For Chicagoland, economic conditions were stable with strong development activity and loan growth. For Rockford, economic conditions were characterized as improving with declining unemployment rates. Economic conditions for the Community Banking Areas were stable with declining unemployment rates.

The BANK has 48 locations throughout northern Illinois, excluding the far northwestern counties, including the Illinois cities of Rockford, Algonquin, Elgin, Carpentersville, Carol Stream, Crystal Lake, Des Plaines, Gurnee, Lake Zurich, Lincolnshire, McHenry, Morton Grove, Naperville, Schaumburg, Oak Brook, Aurora, St. Charles,

Woodstock, Dixon, Freeport, Mendota, Peru, Princeton, Sterling and the surrounding communities. The BANK conducts business at 21 locations throughout south central Wisconsin, including the Wisconsin cities of Madison, Monroe, Baraboo, Portage, Mt. Horeb, Waukesha and the surrounding communities.

Through its banking locations, AMCORE provides various personal banking, commercial banking and related financial services. AMCORE also conducts banking business through four supermarket branches, which gives the customer convenient access to bank services seven days a week.

Investment Portfolio and Policies – As a complement to its Commercial and Retail Banking segments, the BANK also carries a securities investment portfolio. The level of assets that the Company holds in securities is dependent upon a variety of factors. Chief among these factors is the optimal utilization of the Company’s capital. After consideration of loan demand, excess capital is available to allocate to high-quality investment activities that can generate additional income for the Company, while still maintaining strong capital ratios. In addition to producing additional interest spreads for the BANK, the investment portfolio is used as a source of liquidity, to manage interest rate risk and to meet pledging requirements of the BANK. The investment portfolio is governed by an investment policy designed to provide maximum flexibility in terms of liquidity and to contain risk from changes in interest rates. Individual holdings are diversified, maximum terms and durations are limited and minimum credit ratings are enforced and monitored. The BANK does not engage in trading activities. The amount of securities that the Company is permitted to invest in that have a higher degree of risk of loss are defined and limited by Company policy. The investment portfolio is managed on a day-to-day basis by a professional investment manager from AMCORE’s Trust and Asset Management segment. Portfolio performance and changing risk profiles are regularly monitored by the Asset and Liability Committee and the Investment Committee of AMCORE’s Board of Directors.

Sources of Funding – Liquidity management is the process by which the Company, through its Asset and Liability Committee (ALCO) and treasury function, ensures that adequate liquid funds are available to meet its financial commitments on a timely basis, at a reasonable cost and within acceptable risk tolerances. These commitments include funding credit obligations to borrowers, funding of mortgage originations pending delivery to the secondary market, withdrawals by depositors, repayment of debt when due or called, maintaining adequate collateral for secured deposits and borrowings, paying dividends to its parent company, payment of operating expenses, funding capital expenditures and maintaining deposit reserve requirements.

Liquidity is derived primarily from bank-issued deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided by operations; and access to other funding sources. Other funding sources include brokered certificates of deposit (CD’s), federal funds purchased lines (FED funds), Federal Reserve discount window advances, Federal Home Loan Bank (FHLB) advances, repurchase agreements, commercial paper and back-up lines of credit, the sale or securitization of loans, and access to other capital markets. Bank-issued deposits from the BANK’s retail and commercial customers are considered by management to be the primary, most stable and most cost-effective source of funding and liquidity.

Retail Banking Segment – Retail banking services to individuals include deposit (demand, savings and time deposit accounts) and lending activities. Principal lending types include installment loans (primarily direct and indirect automobile lending), mortgage and home equity loans, overdraft protection, personal credit lines and bankcard programs.

Mortgage and home equity lending have the lowest risk profile due to the nature of the collateral. Installment loans have an intermediate risk due to the lower principal amounts and the depreciating nature of the collateral. Personal lines and overdraft have the highest degree of risk since the loans are unsecured. The bankcard programs are a fee service for originating the relationship and no credit risk is retained by the BANK. The BANK manages its retail lending risk via a centralized credit process, risk scoring, loan-to-value and other underwriting standards and knowledge of its customers and their credit history. As a general rule, the BANK does not actively engage in retail lending activities outside its geographic market areas.

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

The BANK is a lender in the Small Business Administration (SBA) program, with a total loan portfolio of $52.6 million as of December 31, 2004, and has earned Preferred Lender Status from the SBA in both Illinois and Wisconsin. This year the Company also achieved Express Lender status, a national designation which significantly shortens the turnaround from application to loan acceptance. SBA loans are popular with small business customers offering them another source of financing.

Mortgage Banking Segment – While AMCORE Mortgage, Inc. merged into AMCORE Bank, N.A. effective January 1, 2003, it continues as a reportable segment. The mortgage banking segment is a full service operation providing a broad spectrum of mortgage products to meet its customer needs. Residential mortgage loans are originated, of which non-conforming adjustable rate, fixed-rate, jumbo and balloon mortgages are normally placed in the BANK’s real estate portfolio. The conforming adjustable rate, fixed-rate and balloon residential mortgage loans are normally sold in the secondary market. The mortgage banking segment services most of the loans that are sold. See Note 18 of the Notes to Consolidated Financial Statements included under Item 8 of this document for further information on AMCORE’s business segments.

Other Financial Services – The BANK provides various services to consumers, commercial customers and correspondent banks. Services available include safe deposit box rental, securities safekeeping, international services, lock box, among other things.

The BANK also offers several electronic banking services to commercial and retail customers. AMCORE Online provides retail customers with online capability to access deposit and loan account balances, transfer funds between accounts, make loan payments, view checks and pay bills. AMCORE Online For Business facilitates access to commercial customers’ accounts via personal computers. It also permits the transfer of funds between accounts and the initiation of wire transfers and ACH activity to accounts at other financial institutions. The AMCORE TeleBank service provides retail and commercial customers the opportunity to use their telephone 24 hours a day to obtain balance and other information on their checking and savings accounts, certificates of deposit, personal installment loans and retail mortgage loans; all from a completely automated system. Automated teller machines located throughout AMCORE’s market area make banking transactions available to customers when the bank facilities or hours are not convenient. Through Vintage Mutual Funds WebAccess or via telephone, shareholders can access all of their accounts and purchase, redeem or exchange shares.

Trust and Asset Management Segment

AMCORE also owns AMCORE Investment Group, N.A. (AIG), a nationally chartered non-depository bank. AIG owns AMCORE Investment Services, Inc. (AIS) and Investors Management Group, Ltd. (IMG). AIG provides trust services, employee benefit plan and estate administration and various other services to corporations and individuals.

AIS, a wholly–owned subsidiary of AIG, is incorporated under the laws of the State of Illinois and is a member of the National Association of Security Dealers (NASD). AIS is a full–service brokerage company that offers a full range of investment alternatives including annuities, mutual funds, stocks, bonds, and other insurance products. AIS customers can get real time stock market quotes, investment account information, and place trades for market hours execution 24 hours a day, 7 days a week through AMCORETrade.com.

IMG is incorporated under the laws of the State of Iowa and is a wholly owned subsidiary of AIG. IMG is a Registered Investment Advisor under the Investment Company Act of 1940 and is an asset management company whose primary customers include trust customers, retirement plans, foundations, endowments, private investors, Vintage Mutual Funds family, insurance companies, banks, public entities and individuals. IMG also provides the mutual fund administration for the Vintage Mutual Funds.

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

On September 29, 1994, Congress passed laws allowing interstate banking and interstate branching. A year later, nationwide interstate banking became effective allowing institutions to make acquisitions in any state. Beginning July 1, 1997, interstate branching became effective, and banks can merge with affiliate banks or establish de novo branches in any state. Individual states, however, have the right to opt out of interstate branching. Illinois and Wisconsin have not opted out, however, Iowa has retained the de novo rules for branching.

Employment

AMCORE had 1,547 full–time equivalent employees as of February 1, 2005. AMCORE provides a variety of benefit plans to its employees including health, dental, group term life and disability insurance, childcare reimbursement, flexible spending accounts, retirement, profit sharing, 401(k), stock option, stock purchase and dividend reinvestment plans.

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

In late 1992, Congress passed the Federal Deposit Insurance Corporation Improvement Act of 1992 that included many provisions that have had significant effects on the cost structure and operational and managerial standards of commercial banks. In addition to provisions for recapitalization of the Bank Insurance Fund, this Act contains provisions that revised bank supervision and regulation, including, among many other things, the monitoring of capital levels, additional management reporting and external audit requirements, and the addition of consumer provisions that include Truth-in-Savings disclosures.

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

Subsidiary Dividends and Capital

Legal limitations exist as to the extent to which the BANK can lend or pay dividends to AMCORE and/or its affiliates. The payment of dividends by a national bank without prior regulatory approval is limited to the current year’s net income plus the adjusted retained net income for the two preceding years. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the FRB and regulations issued by the FDIC and the OCC (collectively “Agencies”). As of December 31, 2004, approximately $66.8 million was available for payment to AMCORE in the form of dividends without prior regulatory approval. The BANK is also limited as to the amount it may lend to AMCORE and its affiliates. At December 31, 2004, the maximum amount available to AMCORE and its affiliates in the form of loans approximated $26.5 million. There were no loans outstanding from the BANK to affiliates at December 31, 2004. See Note 19 of the Notes to Consolidated Financial Statements.

The FRB issues risk–based capital guidelines for bank holding companies. These capital rules require minimum capital levels as a percent of risk–weighted assets. In order to be adequately capitalized under these guidelines, banking organizations must have minimum capital ratios of 4% and 8% for Tier 1 capital and total capital, respectively. The FRB also established leverage capital requirements intended primarily to establish minimum capital requirements for those banking organizations that have historically invested a significant portion of their funds in low risk assets. Federally supervised banks are required to maintain a minimum leverage ratio of not less than 4%. Refer to the Liquidity and Capital Management section of Item 7 for a summary of AMCORE’s capital ratios as of December 31, 2004 and 2003. See also Note 20 of the Notes to Consolidated Financial Statements.

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

Name	Age	Principal Occupation Within the Last Five Years
Kenneth E. Edge	59	Chairman of the Board, President and Chief Executive Officer of AMCORE since January 2003. President and Chief Executive Officer from July 2002 to January 2003. President and Chief Operating Officer of AMCORE from May 2000 to July 2002. Executive Vice President and Chief Operating Officer until May 2000. Chairman of the Board, President and Chief Executive Officer of the BANK and Chairman of the Board of AIG. President and Chief Executive Officer of AIG since November 2003.

John R. Hecht	46	Executive Vice President and Chief Financial Officer of AMCORE. Director of the BANK and AIG.

Bruce W. Lammers	48	Executive Vice President of AMCORE and Chief Operating Officer of the BANK since January 2004. Previously Executive Vice President and Commercial Line of Business Manager of the BANK. Director of the BANK and AIG.

James S. Waddell	59	Executive Vice President, Chief Administrative Officer and Corporate Secretary of AMCORE. Director of the BANK and AIG.

Joseph B. McGougan	44	President of AMCORE Mortgage, a division of the BANK. President and Chief Executive Officer of AMCORE Mortgage, Inc. until it was merged into the BANK effective January 1, 2003. Executive Vice President of the BANK since October 2002. Director of the BANK and AIG.

Eleanor F. Doar	48	Senior Vice President and Corporate Marketing Director of the BANK since February 2002. Previously Vice President, Advertising and Public Relations Manager of the BANK. Marketing Manager for Vintage Mutual Funds Inc. since February 2000. Director of the BANK and AIG since January 2003.

Patricia M. Bonavia	54	Executive Vice President and Chief Operating Officer of AIG since March 2000. Director of IMG. President of AIS until November 2004 and President of IMG since November 2004.

ITEM 2.    PROPERTIES

On December 31, 2004, AMCORE had 82 locations, of which 54 were owned and 28 were leased. The Commercial, Retail and Mortgage Banking segments had 80 locations, of which 54 were owned and 26 were leased. The Trust and Asset Management segment had two leased facilities. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See Item 1 and Note 5 of the Notes to Consolidated Financial Statements included under Item 8 of this document for further information on properties. In addition, AMCORE had 169 ATM machine locations that were available without fee to AMCORE customers.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

See Items 6 and 8 of this document for information on the Company’s stock price ranges and dividends. AMCORE’s common stock trades on the NASDAQ National Market System under the symbol “AMFI.” There were approximately 8,200 holders of record of AMCORE’s common stock as of March 1, 2005. See Item 12 of this document for information on the Company’s equity compensation plans.

The Company’s policy is to declare regular quarterly dividends based upon the Company’s earnings, financial position, capital requirements and such other factors deemed relevant by the Board of Directors. This dividend policy is subject to change, however, and the payment of dividends by the Company is necessarily dependent upon the availability of earnings and the Company’s expected financial condition in the future. The payment of dividends on the Common Stock is also subject to regulatory capital requirements. For further information on quarterly dividend payments, see the Condensed Quarterly Earnings and Stock Price Summary at the end of Item 8.

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

The following table presents information relating to all Company repurchases of common stock during the fourth quarter of 2004:

Issuer Purchases of Equity Securities

Period	(a) Total # of Shares Purchased	(b) Average Price Paid per Share	(c) Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum # (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2004	20,126	$29.18	0	0
November 1 – 30, 2004	6,030	31.74	0	0
December 1 – 31, 2004	26,569	32.39	0	0

Total	52,725	$31.09	0	0

The Company does not have a formally announced Repurchase Program in place at this time, however, the Company does repurchase shares in open-market transactions in accordance with Exchange Act Rule 10b-18 through a limited group of brokers. These repurchases are used to replenish the Company’s Treasury Stock for re-issuances related to stock options and other employee benefit plans. Also included in the repurchased shares above are direct repurchases from participants related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan.

ITEM 6.    SELECTED FINANCIAL DATA

Five Year Comparison of Selected Financial Data

	2004	2003	2002	2001	2000
	(in thousands, except per share data)
FOR THE YEAR:
Interest income	$233,827	$228,748	$253,128	$281,387	$320,874
Interest expense	80,855	90,061	122,360	161,514	195,821

Net interest income	152,972	138,687	130,768	119,873	125,053
Provision for loan losses	15,530	24,917	12,574	16,700	9,710
Non-interest income	70,537	87,617	66,909	74,032	60,145
Operating expenses	143,945	141,777	127,612	120,601	116,049

Income before income taxes, extraordinary item & accounting change	64,034	59,610	57,491	56,604	59,439
Income taxes	18,338	16,106	14,020	14,382	16,356

Net income before extraordinary item & accounting change	$45,696	$43,504	$43,471	$42,222	$43,083
Extraordinary item: Early extinguishment of debt (net of tax)	—	—	—	(204)	—
Cumulative effect of accounting change (net of tax)	—	—	—	225	—

Net income	$45,696	$43,504	$43,471	$42,243	$43,083

Return on average assets	0.96%	0.98%	1.02%	1.04%	1.00%
Return on average equity	12.06	11.90	13.19	13.50	14.92
Net interest margin	3.59	3.54	3.53	3.42	3.29

AVERAGE BALANCE SHEET:
Total assets	$4,749,076	$4,424,520	$4,242,499	$4,054,874	$4,314,593
Gross loans	3,128,352	2,902,208	2,665,875	2,518,772	2,736,482
Earning assets	4,380,796	4,069,154	3,899,321	3,750,714	4,035,705
Deposits	3,566,237	3,335,177	3,091,532	2,932,699	3,079,338
Long-term borrowings	178,584	193,862	212,997	288,680	316,680
Stockholders' equity	378,771	365,689	329,548	312,855	288,820

ENDING BALANCE SHEET:
Total assets	$4,940,488	$4,543,628	$4,520,714	$4,021,847	$4,244,106
Gross loans	3,278,800	2,992,309	2,883,717	2,477,193	2,627,157
Earning assets	4,559,580	4,193,474	4,145,365	3,670,113	3,946,631
Deposits	3,734,691	3,375,937	3,301,475	2,895,059	3,146,817
Long-term borrowings	165,018	184,610	185,832	268,230	265,830
Stockholders' equity	386,578	375,584	355,681	301,660	308,497

FINANCIAL CONDITION ANALYSIS:
Allowance for loan losses to year-end loans	1.25%	1.41%	1.22%	1.37%	1.11%
Allowance to non-accrual loans	135.81	132.98	108.24	128.28	132.12
Net charge-offs to average loans	0.47	0.57	0.42	0.44	0.29
Non-accrual loans to gross loans	0.92	1.06	1.13	1.07	0.84
Average long-term borrowings to average equity	47.15	53.01	64.63	92.27	109.65
Average equity to average assets	7.98	8.27	7.77	7.72	6.69

STOCKHOLDERS' DATA:
Basic earnings per share	$1.83	$1.75	$1.76	$1.66	$1.60
Diluted earnings per share	1.81	1.73	1.75	1.64	1.58
Book value per share	15.57	14.98	14.35	12.26	11.87
Dividends per share	0.68	0.66	0.64	0.64	0.64
Dividend payout ratio	37.16%	37.71%	36.36%	38.55%	40.00%
Average common shares outstanding	24,955	24,896	24,701	25,490	26,930
Average diluted shares outstanding	25,251	25,090	24,911	25,730	27,237

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and Subsidiaries (“AMCORE” or the “Company”) consolidated financial condition as of December 31, 2004 compared to December 31, 2003, and the consolidated results of operations for the three years ended December 31, 2004. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

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

Contemplated, projected, forecasted or estimated results in such forward-looking statements involve certain inherent risks and uncertainties. A number of factors – many of which are beyond the ability of the Company to control or predict – could cause actual results to differ materially from those in its forward-looking statements. These factors include, among others, the following possibilities: (I) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new or existing competitors; (II) adverse state, local and federal legislation and regulation; (III) failure to obtain new customers and retain existing customers; (IV) inability to carry out marketing and/or expansion plans; (V) ability to attract and retain key executives or personnel; (VI) changes in interest rates including the effect of prepayments; (VII) general economic and business conditions which are less favorable than expected; (VIII) equity and fixed income market fluctuations; (IX) unanticipated changes in industry trends; (X) unanticipated changes in credit quality and risk factors; (XI) success in gaining regulatory approvals when required; (XII) changes in Federal Reserve Board monetary policies; (XIII) unexpected outcomes on existing or new litigation in which AMCORE, its subsidiaries, officers, directors or employees are named defendants; (XIV) technological changes; (XV) changes in U.S. generally accepted accounting principles; (XVI) changes in assumptions or conditions affecting the application of “critical accounting estimates”; (XVII) inability of third-party vendors to perform critical services for the Company or its customers; (XVIII) disruption of operations caused by the conversion and installation of data processing systems; and (XIX) zoning restrictions or other limitations at the local level, which could prevent limited branches from transitioning to full-service facilities.

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

Allowance for Loan Losses

Loans, the Company’s largest income earning asset category, are periodically evaluated by management in order to establish an estimated allowance for loan losses (Allowance) that are probable as of the respective reporting date and considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan groups or pools that are based on historical loss experience and other loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions, among other things. Additions to the Allowance are charged against earnings for the period as a provision for loan losses (Provision). Conversely, this evaluation could result in a decrease in the Allowance and Provision.

Actual loan losses are charged against and reduce the Allowance when management believes that the collection of principal will not occur. Unpaid interest attributable to prior years for loans that are placed on non-accrual status is also charged against and reduces the Allowance. Unpaid interest for the current year for loans that are placed on non-accrual status is charged against and reduces the interest income previously recognized. Subsequent recoveries of amounts previously charged to the Allowance, if any, are credited to and increase the Allowance. The Allowance is also subject to periodic examination by regulators whose review includes a determination as to its adequacy to absorb probable losses.

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

While the Company strives to reflect all known risk factors in its evaluations, judgment errors may occur. If different assumptions or conditions were to prevail, the amount and timing of interest income and loan losses could be materially different. These factors are most pronounced during economic downturns and may continue into an economic recovery, as specific credit performance may not be immediately affected by the stress of the downturn. Since, as described above, so many factors can affect the amount and timing of losses on loans it is difficult to predict, with any degree of certainty, the effect to income if different conditions or assumptions were to prevail. Nonetheless, if any combination of the above judgments or assumptions were to have adversely affected the adequacy of the Allowance by ten percent, an additional Provision of $4.1 million would have been necessary. See also Table 2 and Note 4 of the Notes to Consolidated Financial Statements.

Mortgage Servicing Rights

The Company recognizes as separate assets the right to service mortgage loans for others. Mortgage servicing rights that are retained when mortgage loans are sold to a third-party are recorded by allocating the previous carrying amount of the sold loan between the servicing rights retained and the loans that are sold. This allocation is based upon the relative fair values of the mortgage servicing rights and the loans sold. Because it is retained as an asset, the amount allocated to mortgage servicing rights will have a favorable impact on the amount of gain or loss that is recognized on the sale of the loans.

The mortgage servicing rights asset is amortized based upon the actual amortization of the underlying servicing portfolio. Amortization of the servicing rights asset will reduce the amount of income that is recorded in the respective period from the servicing of the mortgage loans.

Each reporting period, the Company re-evaluates the fair value of its remaining mortgage servicing rights asset. The amount by which the unamortized carrying amount of mortgage servicing rights exceeds the new estimate of fair value is charged against earnings for the period. Rather than directly reducing the unamortized carrying amount of the servicing rights asset, a valuation allowance is established for the same amount as the charge against earnings. In subsequent reporting periods, depending upon current estimates of fair value, the valuation allowance may be reversed. The reversal is limited to the remaining amount of the valuation allowance and will result in an increase in earnings.

The periodic re-evaluation of fair value is based upon current estimates of the present value of remaining net servicing cash flows that incorporate numerous assumptions including the cost of servicing the loans, discount rates, prepayment rates and default rates. This re-evaluation is performed by stratifying mortgage servicing rights assets into pools based upon loan type and investor. Valuation allowances are recorded for each defined pool, as applicable. Valuation allowances required for one pool cannot be offset by the amount that the fair value of another pool exceeds its unamortized carrying amount.

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

If different assumptions and conditions were to prevail, materially different amortization and valuation allowances than those that were recorded may be required. Since, as described above, so many factors can affect the value of mortgage servicing rights it is difficult to predict, with any degree of certainty, the effect to income if different conditions or assumptions were to prevail. Nonetheless, if any combination of the above judgments or assumptions were to have adversely affected their fair value by ten percent beyond their carrying value, an additional impairment charge of $1.3 million would have been necessary. See also Note 7 of the Notes to Consolidated Financial Statements.

Loan Securitizations and Sale of Receivables

The Company periodically sells certain indirect automobile loans in securitization transactions. Upon the sale, the net carrying amount of the loans are removed from the consolidated balance sheet in exchange for cash and certain retained residual interests. The retained interests include rights to service the loans that are sold (the “Servicing Rights”) and an interest in residual cash flows (the “Interest Only Strip”). The Interest Only Strip includes the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the “Excess Spread”) plus an interest in sales proceeds that are not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the “Credit Enhancement” or “Overcollateralization”). The carrying value of the loans removed from the balance sheet includes the unpaid principal balance of the loans, net of an allocable portion of the Allowance for Loan

Losses, minus the portion of the carrying value of the loans that are allocated to the retained residual interests. These allocations are based upon the relative fair values of the retained residual interests and the loans sold. Because they are retained assets, the amount allocated and recorded for the residual interests has a favorable impact on the amount of gain or loss that is recognized upon the sale of the loans.

Since the projected income from the Servicing Rights has approximated what is considered “adequate compensation” for servicing the loans, no asset or liability is recorded for Servicing Rights. Income from servicing is recognized as earned pursuant to the terms of the servicing agreement and to the extent cash collections from the borrowers exceed payments to the investors and agent. Cash collections in excess of the Servicing Rights income that is earned is next applied to the Interest Only Strip. The value allocated to the Interest Only Strip is reduced and interest income is recorded assuming a constant yield based upon the discount rate used to estimate its fair value. At the end of the estimated life of the securitization, the carrying value of the Interest Only Strip that is attributable to the Excess Spread will be fully amortized. At that time the carrying value of the Interest Only Strip that is attributable to the Overcollateralization will have accreted to the amount of the sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans less credit losses and excess Overcollateralization subsequently released to the Company by the securitization trust because it exceeded contractual requirements. At that time, remaining cash is expected to be released by the securitization trust in an amount that equals the accreted value of the Overcollateralization.

Because the Company’s retained residual interests are subordinated to the interests of securitization investors and the trust agent, there is risk that the carrying value of the Interest Only Strip will not be fully recovered, which would result in a charge to earnings. These include the risk the asset will have a shorter life than originally estimated (prepayment risk), that actual credit losses may exceed expected credit losses (credit risk) and that interest paid to the securitization trust and investors will be greater than projected (interest rate risk). The Company’s risk of loss attributable to credit and prepayment is limited to its interest in the Interest Only Strip. Neither the investors nor the securitization trust have any further recourse to the Company’s other assets. Interest rate risk could exceed the Company’s interest in the Excess Spread, but such a possibility is considered remote as of December 31, 2004. Each reporting period, the fair value of the Interest Only Strip is evaluated based upon current estimates and assumptions of the net present value of residual future cash flows net of remaining expected credit losses and anticipated releases of Overcollateralization. Changes in fair value are generally recorded net of tax as a component of other comprehensive income (OCI). If this evaluation results in fair values that are less than the amortized carrying value of the Interest Only Strip, and if the decline is considered other than temporary, in accordance with Emerging Issues Task Force (EITF) Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets,” the decline is charged against earnings for the current period. Finally, each reporting period, new Interest Only Strip amortization schedules are developed based upon current estimates, assumptions, adjusted carrying values and revised constant yields.

Judgments and assumptions that are most critical to the application of this accounting policy are estimated defaults, delinquencies and credit losses, projected prepayment speeds, projected interest rates, and discount rates. These assumptions are based upon demonstrated credit performance, the prepayment history of the underlying loans and market consensus on future interest rates. These are, in turn, most highly influenced by general economic conditions, with the greatest adverse effect during economic downturns and periods of rapidly changing interest rates.

If different assumptions and conditions were to prevail, noticeably different results could occur because the recorded value of the Interest Only Strip may need to be written off or written down faster than planned and cash flows from the retained residual interests may be less than expected. Since, as described above, so many factors can affect the value of the Interest Only Strip it is difficult to predict, with any degree of certainty, the affect on income if different conditions or assumptions were to prevail. Nonetheless, if any combination of the above judgments or assumptions were to have adversely affected their value by an additional ten percent and the decline was determined to be other than temporary, an impairment charge of $1.4 million would have been necessary. See also Note 8 of the Notes to Consolidated Financial Statements.

OVERVIEW OF OPERATIONS

AMCORE reported net income of $45.7 million or $1.81 per diluted share for the year ended December 31, 2004. This compares to $43.5 million or $1.73 per diluted share for the same period in 2003. This represents a $2.2 million or 5% increase year to year. Diluted earnings per share also increased 5% or $0.08. AMCORE’s return on average equity and on average assets for 2004 was 12.06% and 0.96%, respectively, compared to 11.90% and 0.98% in 2003.

The most significant factors affecting 2004 net income, compared to 2003, were:

Net interest income – Increased $14.3 million due to increased loan and investment volumes and improved spread. Net interest margin was 3.59% in 2004 compared to 3.54% in 2003.

Provision for loan losses – Declined $9.4 million, reflecting reduced loan concentration concerns, lower net charge-offs, improved economic conditions, lower delinquencies and non-accrual loans and improved credit quality due to increasing experience in branch expansion markets and expanded workout/collection activities.

Non-interest income – Decreased $17.1 million. The most significant decreases were attributable to $8.2 million in gains on the sale of branches in 2003 and an $8.4 million decline in mortgage banking income in 2004 compared to 2003. The mortgage banking income decline included a $53,000 mortgage servicing rights impairment charge in 2004, compared to a $3.4 million impairment reversal in 2003. Mortgage closing volume also declined 48% as a result of lower refinancing activity. Trust and asset management income, company owned life insurance income and net security gains were down $1.5 million, $1.3 million and $990,000, respectively, over the same period.

Operating expenses – Increased $2.2 million from 2003 to 2004. Personnel costs increased $7.2 million primarily due to branch expansion, annual cost-of-living increases and escalating employee health care costs. Partially offsetting these increases were a $2.8 million decrease in data processing expenses due to the conversion and in-sourcing of core data processing systems in July 2003, a $1.6 million prepayment penalty related to debt restructurings in 2003 and a $1.7 million decrease in loan processing expenses associated with lower mortgage volumes.

Income taxes – Increased $2.2 million, mainly due to higher earnings before income taxes. The effective tax rate was 28.6% in 2004 compared to 27.0% in 2003.

KEY INITIATIVES AND OTHER SIGNIFICANT EVENTS

Key Initiatives

Branch Expansion – During 2001, the Company’s banking operations (BANK) launched a branch expansion initiative targeting the high growth area bounded by Interstates 94 in the north, 294 and 94 in the east, 80 in the south and 90 and 39 in the west (the “Branch Expansion”). The Branch Expansion strategy initially targets markets where there are high concentrations of mid-size businesses, with a seasoned commercial lending and treasury management service staff in a leased facility (limited branch office or “LBO”). Once a book of business is developed and the LBO becomes profitable, plans to develop a permanent site for a full service facility in a nearby area that is surrounded by a high concentration of homeowners with strong population and household income growth are initiated. Increased capabilities in the markets served by these facilities is expected to accelerate the Company’s ability to generate deposits, which will better support loan growth and decrease the use of wholesale funding.

Since the inception of the Branch Expansion strategy, 20 new branches, net of closed offices, have opened. The new locations have contributed $1.0 billion in loans and $402 million in deposits outstanding as of December 31, 2004. Same store contributions, which include new branches that have been open at least one year, were $948 million in loans and $379 million in deposits outstanding at December 31, 2004. During 2004, the Company opened 11 offices and closed three LBOs and two in-store branches as new branches opened. As of the end of 2004, more than one-third of the Company’s 70 branch locations were concentrated in the Chicago and Milwaukee suburbs and Madison, Wisconsin.

During 2004, the Company announced that its Board of Directors had authorized an incremental capital investment of $55 million to enhance the Company’s successful Branch Expansion program raising the total commitment to $120 million. As of December 31, 2004, $71 million of the total $120 million capital commitment remained to be spent.

The Company plans to add up to five LBOs each year for three years, beginning in 2005. In 2005, AMCORE expects to open eight offices, and close four offices due to upgrades to full-service facilities for a net total of four additional branches. In 2006, AMCORE expects to open seven offices and close two offices due to upgrades to full-service facilities for a net total of five additional branches. In 2007, AMCORE expects to open a net total of five branches as full-service facilities replace the limited branches opened two years earlier. In 2008 and 2009, AMCORE expects to convert the five LBOs opened in each of 2006 and 2007 to full-service facilities. No new LBOs are currently planned for 2008 and 2009. By the end of 2009, AMCORE expects to have added 34 new offices, net of those closed, since the beginning of the Branch Expansion initiative in 2001. Total offices by the end of 2009 are expected to total 84, two-thirds of which will be located in markets that the Company believes to exhibit strong growth characteristics.

The Branch Expansion achieved breakeven earnings during 2004, compared to dilution of $0.08 and $0.04 per diluted share in 2003 and 2002, respectively. Even with the addition of the new branches authorized in 2004, AMCORE expects its Branch Expansion program to be accretive to earnings by $0.10 to $0.15 per share in 2005.

As a complement to its Branch Expansion, the BANK has also expanded its automated teller machine system (“ATMs”), which includes both owned and third party operated, to 132 in Illinois and 37 in Wisconsin, or 169 overall from 113 in Illinois and 34 in Wisconsin, or 147 overall, at December 31, 2003.

Quality Loan Growth – Improving credit quality is part of AMCORE’s Quality Loan Growth initiative. As part of this initiative, the Company expanded its commercial collection team, allowing it to intervene at a much earlier stage of the credit process as individual credits begin to show signs of stress. Taking early action helps the Company to limit any further erosion in value. Average loans rose $226 million to $3.1 billion during 2004, an 8% increase over 2003. Over the same period of time, total non-accrual loans decreased 5% or $1.5 million to $30.1 million. Loans ninety-days past due and still accruing decreased 44% or $1.5 million to $1.8 million.

Deposit Growth – Average bank-issued deposits grew to nearly $3.0 billion in 2004, an increase of 5%, or $153 million, compared to 2003. AMCORE’s focus is to grow transactional deposits, such as checking accounts, which helps lower funding costs, as well as increasing the number of households served by the Company. Handling a customer’s checking account enables the BANK to cross-sell other products and increases the likelihood of retaining their business over time. The Company’s goal is to become the customer’s primary bank, meeting all of their banking, mortgage and investment needs. Over the last year, the total number of households served by AMCORE increased by 8%. AMCORE is focusing on continued bank-issued Deposit Growth because it provides a source of funding for the Branch Expansion and the Quality Loan Growth initiatives, and is also a means of reducing its reliance on wholesale funding sources.

Increasing Trust and Asset Management Income – Trust and asset management income declined $1.5 million, or 7%, to $21.0 million in 2004 from $22.5 million in 2003. Assets under administration totaled $4.4 billion at the end of 2004 compared to $4.3 billion at the end of 2003. Challenges facing this segment over the last several years include below benchmark equity funds investment performance, a shift in asset mix from equity to fixed income and money market, and the loss of a major public fund client in 2003 and two large retirement plans in 2004. The Company is working on solutions to bring equity funds performance more in line with industry benchmarks and to attract new business, which includes an open architecture that allows greater customer access to non-proprietary products.

Other Significant Events

Securitizations – During 2004 and 2003, the BANK sold $159 million and $106 million of indirect automobile loans, respectively, in securitization transactions (the “Auto Loan Sale(s)”), resulting in pre-tax gains of $1.7 million and $2.5 million for the respective periods (the “Auto Loan Sale Gain(s)”). Upon securitization, the BANK retained certain residual interests. The BANK’s retained interests are subordinate to investors’ interests and are subject to prepayment risk, interest-rate risk and credit risk on the transferred auto loans (see Critical Accounting Estimates discussion). The BANK anticipates similar transactions in 2005. See Note 8 of the Notes to Consolidated Financial Statements.

Branch Sales – Since launching the Branch Expansion in 2001, the BANK has sold seven Illinois branches and six Wisconsin branches in markets that no longer fit its growth objectives (the “Branch Sales”). The Illinois Branch Sales occurred in 2001 and the Wisconsin Branch Sales occurred in 2003. Combined loans, deposits and premises and equipment of $48 million, $125 million and $2 million, respectively, were sold to the respective buyers of the Wisconsin branches, resulting in a pre-tax gain of $8.2 million (“Branch Gain”). The BANK currently has no plans to sell any additional branches.

Accounting Changes – Following is a discussion of accounting standards that materially affected the Company’s Consolidated Financial Statements for the periods and dates presented, along with recently issued accounting standards that may impact future periods.

In 2004, the Company adopted Financial Accounting Standards Board (FASB) Financial Interpretation No. 46 Revised (FIN 46R) “Consolidation of Variable Interest Entities.” Upon adoption of FIN 46R, the Company de-consolidated its investment in AMCORE Capital Trust I (Trust) a statutory business trust. As a result of the de-consolidation, the December 31, 2004 balance reflects $41.2 million of long-term debt on the Consolidated Balance Sheet which includes the previously reported $25.0 million of outstanding preferred securities, $15.0 million of preferred securities held by the BANK and previously eliminated in consolidation, plus $1.2 million of common securities held by the Company, which were also previously eliminated in consolidation. See Note 10 of the Notes to the Consolidated Financial Statements.

In September 2004, the FASB issued Staff Position No. EITF 03-1-1 which delayed the effective date for the measurement recognition guidance contained in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which was effective for fiscal years ending after December 15, 2003. Until new guidance is issued, companies must continue to comply with the disclosure requirements of EITF 03-1 and all relevant measurement and recognition requirements of other accounting literature. EITF 03-1 requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. These disclosures are contained in Note 3 of the Notes to Consolidated Financial Statements. The Company will complete its evaluation of the impact upon issuance of final guidance from the FASB.

SFAS No. 123 (Revised 2004) (123R), “Share-Based Payment” was issued in December 2004 and will require compensation cost relating to share-based payment transactions be recognized in Consolidated Financial

Statements, effective for the Company’s third quarter 2005. The Company has not yet completed its evaluation of the standard, but anticipates that it will result in a reduction in earnings and earnings per share beginning with the third quarter of 2005.

EARNINGS REVIEW OF CONSOLIDATED STATEMENTS OF INCOME

The following highlights a comparative discussion of the major components of net income and their impact for the last three years.

Net Interest Income

Net interest income is the difference between income earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. The interest income on certain loans and investment securities is not subject to federal income tax. For analytical purposes, the interest income and rates on these types of assets are adjusted to a “fully taxable equivalent,” or FTE basis. The FTE adjustment was calculated using AMCORE’s statutory federal income tax rate of 35%.

Overview- FTE adjusted interest income is as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Interest Income Book Basis	$233,827	$228,748	$253,128
FTE Adjustment	4,327	5,255	6,862

Interest Income FTE Basis	238,154	234,003	259,990
Interest Expense	80,855	90,061	122,360

Net Interest Income FTE Basis	$157,299	$143,942	$137,630

Net interest income on an FTE basis increased $13.4 million or 9% in 2004 and increased $6.3 million or 5% in 2003. The increases for both 2004 and 2003 were driven by increases in average loan volumes of 8% and 9%, respectively, and reductions in total interest expense of 10% and 26%, respectively.

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

As Table 1 indicates, the net interest spread improved 11 basis points to 3.35% in 2004 from 3.24% in 2003, which was an eight basis point increase from the 2002 level of 3.16%. The net interest margin was 3.59% in 2004, an increase of five basis points from 3.54% in 2003. The 2003 level was an increase of one basis point from 3.53% in 2002.

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

Changes due to volume - In 2004, net interest income (FTE) increased due to average volume by $10.8 million when compared to 2003. This increase was comprised of a $17.4 million increase in interest income that was partially offset by a $6.6 million increase in interest expense. In 2003, net interest income (FTE) increased due to average volume by $7.4 million. This was comprised of a $10.9 million increase in interest income that was partially offset by a $3.6 million increase in interest expense.

The 2004 increase in interest income of $10.8 million was driven by a $226 million or 8% increase in average loans and a $111 million or 10% increase in average investment securities. The growth in average loans came from an increase of $316 million in commercial lending driven mostly by the Branch Expansion. Average consumer loan balances declined $86 million compared to the prior year, largely due to the Auto Loan Sales, and 1-to-4 family real estate loans declined $4 million. The growth in average investment securities was primarily attributable to mortgage-backed securities as the Company sought to replace mortgage-related assets that prepaid during the mortgage re-financing boom in 2002 and 2003 and pre-funding of expected cash flows from mortgage-backed securities.

The increase in average loans and investment securities was funded by a $153 million or 5% increase in average bank-issued deposits and a $172 million or 15% increase in average wholesale fundings, which included a $78 million increase in wholesale deposits. The increase in average bank-issued deposits was attributable to the Company’s Deposit Growth and Branch Expansion initiatives.

The 2003 increase in interest income of $10.9 million was driven by a $236 million or 9% increase in average loans offset by a decline of $82 million or 7% in average investment securities. The growth in average loans was attributable to an increase of $288 million in commercial lending, driven mostly by the Branch Expansion, and a $32 million increase in average consumer loans. Partially offsetting these increases was an $84 million average decline in residential real estate loans, due to the impact of refinancings, as fixed mortgage interest rates reached 45-year lows. Strong loan growth, particularly in new markets, allowed the Company to reshape its balance sheet to an improved mix of earning assets. This, along with accelerated prepayments of mortgage-backed securities associated with the mortgage re-financing boom, contributed to the decline in average investment securities.

Changes due to rate – During 2004, net interest income (FTE) increased due to average rates by $2.6 million when compared with 2003. This was comprised of a $13.2 million decline in interest income that was more than offset by a $15.8 million decrease in interest expense. During 2003, net interest income (FTE) declined due to average rates by $1.1 million when compared with 2002. This was comprised of a $36.9 million decrease in interest income that was partly offset by a $35.9 million decline in interest expense.

During 2004, the yield on earning assets declined 31 basis points compared to 2003. This was comprised of a 33 basis point decline in the yield on average loans and 29 basis point decline in the yield on average investment securities. Four 25 basis point increases in the federal funds (Fed Funds) rate that occurred during the second half of 2004 were insufficient in terms of magnitude and length of time in effect to offset the negative impact on re-financing and re-pricing of loans and investment securities of a 450 basis point decline in the national prime rate that occurred from January 2001 through June 2004.

The rate paid on average interest bearing liabilities declined 42 basis points during 2004, compared to 2003. This was primarily due to decreased rates paid on certificates of deposit (CDs), including brokered CDs, as older CDs bearing higher rates matured and re-priced during the period of lower interest rates and not yet fully impacted by recent increases in the Fed Funds rate.

In 2003, the yield on earning assets declined 92 basis points compared to 2002. The yield on average securities fell by 109 basis points, while the yield on average loans fell by 89 basis points. The decline in security yields was affected by the prepayment of higher-yielding mortgage-related securities, including accelerated premium amortization, which occurred as mortgage interest rates fell. Proceeds were reinvested, but in lower yielding securities due to the low interest rate environment. While nearly all loan categories were affected, the largest dollar decline was attributable to commercial real estate loans. Loans that refinanced during the year, variable priced loans and new loan production were all adversely impacted by the reductions in interest rates that had been in decline since January of 2001.

The rate on average interest-bearing liabilities declined 100 basis points during 2003 compared to 2002, due to lower bank-issued deposit, wholesale deposit, short-term and long-term borrowing rates. While rates fell on all deposit products, the decrease was most pronounced on CD’s. Average rates on CD’s declined as older CD’s bearing higher rates matured and re-priced following the decline in interest rates that occurred over the previous three years. The Company also benefited from an expired interest rate swap that had increased funding costs in 2002, as well as new swaps entered into during 2002 that lowered the cost of wholesale deposits during 2003. The decrease in borrowing rates was largely the result of lower rates paid on reverse repurchase agreements that renewed at lower rates as short-term interest rates declined.

The Company expects a modest improvement in net interest margin in 2005. Among those factors that could cause margin and spread not to perform as anticipated by the Company include: greater and more frequent than anticipated changes in interest rates, including the impact of basis risk between various interest rate indices, changes in the shape of the yield curve, the effect of prepayments or renegotiated rates, increased price competition on both deposits and loans, changes in the mix of earning assets and the mix of liabilities, including greater than anticipated use of expensive wholesale sources to fund the Branch Expansion and greater than expected loan delinquencies resulting in non-accrual status. The Company is liability sensitive over a one-year horizon, meaning that interest-bearing liabilities are expected to re-price more quickly than interest-earning assets. If the Federal Reserve Board were to increase the Fed Funds rate more aggressively than anticipated by the Company, there could be some modest stress in net interest margin.

Provision for Loan Losses

The 2004 Provision (see Critical Accounting Estimates discussion) was $15.5 million, a decrease of $9.4 million or 38% from $24.9 million in 2003. Reduced loan concentration concerns, lower net charge-offs, improved economic conditions, lower delinquencies and non-accrual loans and improved credit quality due to increasing experience in Branch Expansion markets and expanded workout/collection activities were all factors contributing to the reduction in Provision. The reduced loan concentration concerns primarily related to improved credit quality and industry outlook for loans concentrated in the non-residential building operators and the general farms/dairy portfolios. Net charge-offs were $14.6 million or 47 basis points of average loans in 2004, compared to $16.6 million or 57 basis points of average loans in 2003.

The $24.9 million Provision for 2003 was a $12.3 million or 98% increase compared to a Provision of $12.6 million in 2002. Increases in net charge-offs, higher specific loss estimates on individually reviewed loans, increased concentration concerns, increasing loan balances in emerging markets, higher levels of delinquencies and continued economic weakness were all among the factors leading to the increased Provision. Net charge-offs were $16.6 million or 57 basis points of average loans in 2003, compared to $11.3 million or 42 basis points of average loans in 2002. The increased concentration concerns primarily related to higher delinquencies and loans graded as potential problem, substandard or doubtful in the health services portfolio.

Non-Interest Income

Total non-interest income is comprised primarily of fee-based revenues from trust and asset management, bank-related service charges on deposits and mortgage banking income. Net security gains or losses, gain on Auto Loan Sales and Branch Sales, increases in cash surrender value (CSV) and death benefits on BANK and

Company owned life insurance (COLI), brokerage commission income and bankcard fee income are also included in this category.

Overview – For 2004, non-interest income totaled $70.5 million, a decline of $17.1 million or 19% from $87.6 million in 2003. The decline was primarily attributable to an $8.4 million reduction in mortgage banking income and $8.2 million of Branch Gains that occurred in 2003.

For 2003, non-interest income was $87.6 million, an increase of $20.7 million or 31% from $66.9 million in 2002. The increase was primarily attributable to an $8.7 million increase in mortgage banking income, $8.2 million of Branch Gains and $2.5 million of Auto Loan Sales Gains in 2003.

Trust and asset management income – Trust and asset management income includes trust, investment management, employee benefit recordkeeping and administration services. It also includes advisory and fund administration fees from the Vintage Mutual Funds and various public fund programs. Trust and asset management income has historically been the Company’s largest source of non-interest income and totaled $21.0 million in 2004. This was a decrease of $1.5 million or 7% from $22.5 million in 2003. This followed a decrease of $2.2 million or 9% from $24.7 million in 2002. The decline for 2004 was primarily attributable to lower advisory, management and administration fees from public fund clients, including the loss of a major public fund customer in the fourth quarter of 2003 and two large retirement plans in 2004, the loss and migration of business associated with poor investment performance of the Vintage equity funds and a move to an open architecture platform, as well as increased price competition. Partly offsetting these factors was a recovery in the equity markets that positively impacted the value of AMCORE-administered assets, upon which fees are partially based. The decline in 2003 was primarily due to declining equity markets over the preceding three years that challenged the investment industry with the S & P 500 losing 24.3% of its value from 2000 to 2003. These declines negatively impacted the value of AMCORE-administered assets, upon which fees are partially based, leading to the decrease in fee revenue. Also contributing to the decline was the loss of the major public fund customer effective October 1, 2003 and the loss and migration of business associated with poor investment performance of the Vintage equity funds. As noted above, Increasing Trust and Asset Management Income is a key initiative of the Company that is directed at reversing the declines. Changes that have been made and that are under consideration as a result of this initiative are expected to improve the long-term bottom-line impact of this important source of non-interest income.

As of December 31, 2004, total assets under administration were $4.4 billion, which includes $686 million in the Vintage Mutual Funds, compared to $4.3 billion and $827 million, respectively, as of December 31, 2003. In addition to overall market performance, trust and asset management revenues are dependent upon the Company’s ability to attract and retain accounts, specific investment performance and other economic factors. Fees from money market mutual funds, which comprise approximately 8% of managed assets, can also be negatively affected by a low short-term interest rate environment. At low levels, investors may seek alternative investments. Thus, waivers of fees on money market mutual funds have been, and may continue to be, required to provide more competitive returns for investors as a means of inducing investors to maintain their level of investments. Waivers were $363,000, $238,000 and virtually none in 2004, 2003 and 2002, respectively.

Mortgage banking income – Mortgage banking income includes fees generated from the underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans, net of origination costs, servicing rights amortization and impairment.

For 2004, mortgage banking income was $4.8 million, a decline of $8.4 million from $13.2 million in 2003. The decline included a $53,000 mortgage servicing rights impairment charge in 2004, compared to a $3.4 million impairment reversal in 2003. Excluding impairment charges and reversals, mortgage banking income declined $5.0 million driven by a 48% decline in closings to $468 million in 2004, from $894 million in 2003. These declines were expected, as rising mortgage interest rates led to decreased refinancing activity. However, the Company still expects continued growth in new purchase mortgages as a result of additional mortgage originators, primarily in the Branch Expansion markets. New purchase mortgage growth could be negatively affected by a number of factors beyond the Company’s control, including heightened competition, higher mortgage interest rates, declines in new housing construction and adverse regulatory developments. New purchase mortgage closings were $262 million or 56% of total closings in 2004, compared to $241 million or 27% of total closings in 2003.

For 2003, mortgage banking income was up $8.7 million or 191% from $4.5 million in 2002. Contributing to the increase was the $3.4 million impairment reversal in 2003 compared to an impairment charge of $2.6 million in 2002. Excluding impairment charges and reversals, mortgage banking income increased $2.7 million reflecting record closing volumes of $894 million that were driven by refinancings in the wake of declining mortgage interest rates. The $894 million was a 24% increase from $718 million of closings in 2002.

As of December 31, 2004, the carrying value of AMCORE’s capitalized mortgage servicing rights was $12.5 million, net of a $53,000 impairment valuation allowance. This compares to $11.2 million at December 31, 2003, and no impairment valuation allowance. The unpaid principal balance of mortgage loans serviced for others was $1.3 billion as of December 31, 2004. This compares to $1.2 billion as of December 31, 2003. The net carrying value of the Company’s capitalized mortgage servicing rights, as a percentage of the unpaid principal balance of mortgage loans serviced for others, was 0.97% and 0.93% as of December 31, 2004 and 2003, respectively.

COLI income – COLI income totaled $5.7 million in 2004, a $1.3 million or 18% decline from $7.0 million in 2003. This contrasts with a $1.3 million or 24% increase in 2003 from $5.7 million in 2002. The decrease in 2004 from 2003 was primarily due to a $350,000 negative adjustment in 2004 attributable to a change in estimate in a policy’s CSV provided by the carrier, which reversed a positive estimate of value adjustment in 2003, declines in the value of underlying variable return investments, lower underlying investment rates and the impact of death benefit pay-outs. The 2003 increase over 2002 included the impact of interest compounding, higher average investments year-over-year and net death benefits received in 2003. AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. As of December 31, 2004, the CSV of COLI was $124 million, compared to $116 million at December 31, 2003.

Other non-interest income – For 2004, service charges on deposits, brokerage commission income, bankcard fee income, gain on sale of branches, gain on sale of loans, net security gains and other non-interest income totaled $39.0 million, a $5.9 million or 13% decline from 2003. The decrease was primarily attributable to the $8.2 million Branch Gain in the 2003 and lower net security gains, net of increased service charges on deposit income, brokerage commission income, bankcard fee income and other income. Other income included derivatives mark-to-market gains in 2004 compared to losses in 2003 and increased customer service charge income.

From 2002 to 2003, these same categories increased $12.9 million or 40%. The increase was primarily due to the $8.2 million Branch Gains and the $2.5 million Auto Loan Sales Gain that occurred in 2003.

Recent litigation involving MasterCard and VISA concerning the amount of fees charged to process signature-based debit card transactions is expected to reduce the amount of interchange income that AMCORE receives on the debit cards that it issues. Rate reductions of approximately 30% became effective August 1, 2003. Effective January 1, 2004, merchants were permitted to refuse signature-based debit card transactions. This may result in future reductions in interchange income. For 2004, the Company’s bankcard fee income increased $624,000 to $4.1 million from $3.5 million in 2003. The increase was primarily due to a larger cardholder base, a benefit of both the Branch Expansion and Deposit Growth initiatives, and greater card utilization that have more than offset the rate reduction. While some merchants have altered their point-of-sale practices to discourage signature-based debit card transactions, many merchants have been slow to refuse acceptance altogether.

Operating Expenses

Overview – In 2004, total operating expense was $143.9 million, an increase of $2.2 million or 2%, from $141.8 million in 2003. The increase was primarily due to a $7.2 million increase in personnel costs that were partially offset by a $2.8 million decline in data processing expense and a $3.1 million decline in other expense.

In 2003, total operating expense increased $14.2 million or 11% from $127.6 million in 2002. The increase was primarily due to a $6.9 million increase in personnel costs, a $4.8 million increase in other expense and a $2.7 million increase in facilities related costs, which were partially offset by a $1.7 million decline in data processing expense and a $4.8 million decline in other expense.

The efficiency ratio was 64.40% in 2004, compared to 62.65% in 2003 and 64.56% in 2002. The efficiency ratio is calculated by dividing total operating expenses by revenues. Revenues are the sum of net interest income and non-interest income.

Personnel expense – Personnel expense includes compensation expense and employee benefits and is the largest component of operating expenses, totaling a combined $87.4 million in 2004, $80.2 million in 2003 and $73.3 million in 2002. Increases were $7.2 million or 9% in 2004 compared to 2003 and $6.9 million or 9% in 2003 compared to 2002. Direct expenses of the Branch Expansion accounted for $5.8 million of the increase in 2004 and $4.0 million in 2003. Health care costs increased $827,000 and $874,000 over the same respective period due to the impact of Branch Expansion, adverse claim experience in the Company’s self-funded plan and overall medical cost inflation.

Facilities expense – Facilities expense, which includes net occupancy expense and equipment expense, was a combined $19.2 million in 2004, $18.4 million in 2003 and $15.7 million in 2002. Increases were $779,000 or 4% in 2004 compared to 2003 and $2.7 million or 17% in 2003 compared to 2002. Increases for both periods were primarily the result of Branch Expansion as well as higher computer hardware and software costs, mainly due to the conversion and in-sourcing of the Company’s core data processing systems. The 2003 increase also included higher personal computer replacement costs associated with the data processing conversion that occurred in July 2003.

Data processing expense – Data processing expenses include costs related to core bank data processing, trust and other external processing systems. Data processing expense was $2.3 million in 2004, $5.1 million in 2003 and $6.8 million in 2002. These represented a decrease of $2.8 million or 55% in 2004 compared to 2003 and $1.7 million or 25% in 2003 compared to 2002. The decrease for both periods was due to lower processing costs resulting from the data processing system conversion and in-sourcing. Expense savings, compared to prior periods, are fully reflected as of the end of 2004 due to the July 2003 conversion date. As a result, similar reductions in costs are not expected in 2005.

Other operating expenses – Other operating expenses includes professional fees, communication expense, advertising and business development expenses and other costs, and were a combined $35.1 million in 2004, $38.1 million in 2003 and $31.9 million in 2002. These represented a decrease of $3.0 million or 8% in 2004 compared to 2003 and an increase of $6.2 million or 20% in 2003 compared to 2002. Other costs for 2003 included a $1.6 million prepayment penalty related to debt restructuring. The remaining decline for 2004, compared to 2003, was primarily due to lower loan processing and collection costs associated with lower mortgage volumes. The remaining increase for 2003, compared to 2002, included higher loan processing and collection costs associated with increased mortgage volumes, private equity fund impairment charges and losses on lease termination and fixed asset disposals in connection with the Branch Expansion.

Income Taxes

Income tax expense totaled $18.3 million in 2004, compared to $16.1 million and $14.0 million in 2003 and 2002, respectively. The increase in income tax expense over the three years was mainly due to higher income before taxes and a lower mix of tax-exempt income. The effective tax rates were 28.6%, 27.0% and 24.4% in 2004, 2003 and 2002, respectively. Effective tax rates are lower than the statutory tax rates due primarily to investments in tax-exempt municipal bonds and increases in CSV and death benefits on COLI that are not taxable. The increase in effective tax rate in 2004 and 2003 over the prior respective years is primarily due to a decrease in the size of these tax-exempt items relative to total pre-tax earnings. See Note 16 of the Notes to Consolidated Financial Statements.

EARNINGS REVIEW BY BUSINESS SEGMENT

AMCORE’s internal reporting and planning process focuses on four primary lines of business (“Segment(s)”): Commercial Banking, Retail Banking, Trust and Asset Management, and Mortgage Banking. Note 18 of the Notes to Consolidated Financial Statements presents a condensed income statement and total assets for each Segment.

The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray each Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an allocation of shared support function expenses. The Commercial, Retail and Mortgage Banking Segments also include funds transfer adjustments to appropriately reflect the cost of funds on loans made and funding credits on deposits generated. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements.

Since there are no comprehensive authorities for management accounting equivalent to U.S. generally accepted accounting principles, the information presented is not necessarily comparable with similar information from other financial institutions. In addition, methodologies used to measure, assign and allocate certain items may change from time-to-time to reflect, among other things, accounting estimate refinements, changes in risk profiles, changes in customers or product lines, and changes in management structure.

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

Overview – The Commercial Segment represented 68%, 53% and 61% of total Segment earnings in 2004, 2003 and 2002, respectively. Commercial Segment total assets were $2.5 billion at December 31, 2004 and represented 50% of total consolidated assets. This compares to $2.0 billion and 45% at December 31, 2003.

Comparison of 2004 to 2003 – Commercial earnings for 2004 were $25.5 million, an increase of $2.1 million or 9% from 2003. The increase was due to a $7.2 million increase in net interest income and a $5.0 million decrease in Provision that were partially offset by an $7.8 million increase in non-interest expense, a $1.0 million decline in non-interest income and a $1.3 million increase in income taxes.

The increase in net interest income was driven by higher average commercial real estate loan volumes, due in large part to the Branch Expansion. Reduced loan concentration concerns, lower delinquencies and non-accrual loans, improved economic conditions, and improved credit quality due to expansion of workout and collection staffs that enabled the Company to address deteriorating credits more quickly were all factors contributing to the reduction in Provision. The increase in non-interest expense was primarily due to higher personnel and facilities expense as a result of Branch Expansion. The decline in non-interest income was due to Branch Gains that occurred in 2003. Income taxes were higher due to higher earnings before tax.

Comparison of 2003 to 2002 – Commercial earnings for 2003 totaled $23.5 million and were $1.7 million or 8% higher than 2002 earnings. The increase was due to a $13.8 million increase in net interest income and a $2.4 million increase in non-interest income that were partially offset by a $10.3 million increase in Provision, a $2.4 million increase in non-interest expense and a $1.7 million increase in income taxes.

The increase in net interest income was driven by higher average commercial real estate loan volumes, due in large part to the Branch Expansion. The increase in non-interest income was due to Branch Gains that occurred in 2003. The increase in Provision was primarily due to higher net charge-offs, increased loan concentration concerns, deteriorating loan quality and collateral values, increased delinquencies and continued weakness in the overall economy. The increase in non-interest expense was largely due to higher personnel costs, which included the impact of the Branch Expansion. Income taxes were higher due to higher earnings before tax.

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

Overview – The Retail Segment represented 21%, 22% and 13% of total segment earnings in 2004, 2003 and 2002, respectively. Retail Segment total assets were $708 million at December 31, 2004 and represented 14% of total consolidated assets. This compares to $810 million and 18% at December 31, 2003.

Comparison of 2004 to 2003 – Retail earnings for 2004 were $8.0 million, a decrease of $1.9 million or 19% from 2003. The decrease was due to a $5.5 million decrease in non-interest income and a $1.1 million increase in non-interest expense that were partially offset by a $3.5 million decrease in Provision and a $1.2 million decrease in income taxes.

The decrease in non-interest income was mainly due to the Branch Gains that occurred in 2003. The increase in non-interest expense was largely due to higher personnel costs, which included the impact of the Branch Expansion as LBOs transitioned to full-service branches. The decrease in Provision was mainly due to lower net charge-offs, lower inter-segment allocations and reductions in loans due to the Auto Loan Sales. Income taxes declined due to lower earnings before taxes.

Comparison of 2003 to 2002 – Retail earnings for 2003 totaled $9.9 million and were $5.3 million or 117% higher than 2002 earnings. The increase was due to an $8.4 million increase in non-interest income and a $2.2 million decrease in non-interest expense that were partially offset by a $1.9 million increase in Provision and a $3.4 million increase in income taxes.

The increase in non-interest income was due to Branch Gains and the Auto Loan Sale Gain that occurred in 2003. The decrease in non-interest expense was due to lower allocations for support function expenses. The increase in Provision was primarily due to an increase in net charge-offs due to higher loss levels on repossessed automobiles. Income taxes were higher due to higher earnings before tax.

Trust and Asset Management

The Trust and Asset Management Segment (“TAM”) provides trust, investment management, employee benefit recordkeeping and administration and brokerage services. It also acts as an advisor and provides fund administration to the Vintage Mutual Funds and various public fund programs. These products are distributed nationally (i.e., Vintage Equity Fund is available through Charles Schwab, OneSource™), regionally to institutional investors and corporations, and locally through the BANK’s locations.

Overview – The TAM Segment represented 4%, 5% and 10% of total segment earnings in 2004, 2003 and 2002, respectively. TAM Segment total assets were $18 million at December 31, 2004 and represented less than 1% of total consolidated assets. At December 31, 2003 TAM total assets were $19 million, also less than 1% of total consolidated assets.

Comparison of 2004 to 2003 – TAM earnings for 2004 were $1.6 million, a $772,000 or 32% decline from 2003 earnings of $2.4 million. A $1.0 million decline in non-interest income and a $423,000 increase in non-interest expenses were partially offset by a $668,000 decline in income tax expense.

The decline in non-interest income was primarily due to lower advisory, management and administration fees from public fund clients, including the loss of a major public fund customer in the fourth quarter of 2003 and two large retirement plans in 2004, the loss and migration of business associated with poor investment performance in the Vintage equity funds and a move to an open architecture platform, as well as increased price competition. Recovery in the equity markets and higher commissions partially offset these factors. The increase in non-interest expense was primarily due to higher personnel costs. Income taxes declined due to lower earnings before taxes.

Comparison of 2003 to 2002 – TAM earnings for 2003 declined $1.3 million or 36% from 2003 earnings of $3.7 million. A $1.5 million decline in non-interest income and a $566,000 increase in non-interest expenses were partially offset by a $788,000 decline in income tax expense.

The decline in non-interest income was primarily due to declining equity markets over the preceding three years that negatively impacted the value of AMCORE-administered assets, upon which fees are partially based. Also contributing to the decline was the loss of the major public fund customer in the fourth quarter of 2003 and the loss and migration of business associated with poor investment performance of the Vintage equity funds. The increase in non-interest expense was primarily due to due to higher personnel costs. Income taxes declined due to lower earnings before taxes.

Mortgage Banking

The Mortgage Banking Segment (“Mortgage”) provides a variety of mortgage lending products to meet its customers’ needs. It sells the majority of the long-term, fixed-rate loans to the secondary market and continues to service most of the loans sold.

Overview – The Mortgage Segment represented 7%, 20% and 16% of total segment earnings in 2004, 2003 and 2002, respectively. Mortgage Segment total assets were $252 million at December 31, 2004 and represented 5% of total consolidated assets. This compares to $256 million and 6% at December 31, 2003.

Comparison of 2004 to 2003 – Mortgage earnings for 2004 were $2.6 million, a decrease of $6.1 million or 70% from 2003. The decrease was due to an $8.0 million decline in non-interest income and a $4.3 million decline in net interest income that were partially offset by an $1.4 million decrease in non-interest expense, an $878,000 decrease in Provision and a $3.9 million decrease in income taxes.

The decline in non-interest income was due to a 48% decline in mortgage closings as rising mortgage interest rates led to decreased refinancing activity. Also contributing was a $53,000 mortgage servicing rights impairment charge in 2004, compared to a $3.4 million impairment reversal in 2003. The decline in net-interest income was driven by lower average held for sale loan volumes as refinancing activity declined and lower yields on residential real estate loans held in portfolio. Recent increases in mortgage interest rates, which led to the decreased refinancing activity, were insufficient in terms of magnitude and length of time in effect to offset the negative impact of portfolio loans that re-financed or re-priced during the 2001 to 2003 period of declining mortgage interest rates. Lower specific loss allocations and lower net charge-offs were the main factors leading to the reduction in Provision. The decrease in non-interest expense was primarily due to lower loan processing and collection expenses due to lower mortgage volumes. Income taxes were lower due to lower earnings before tax.

Comparison of 2003 to 2002 – Mortgage earnings for 2003 totaled $8.7 million and were $3.0 million or 53% higher than 2002 earnings. The increase was due to an $8.0 million increase in non-interest income and was partially offset by a $1.6 million increase in non-interest expense, a $1.4 million decrease in net-interest income and a $1.9 million increase in income taxes.

The increase in non-interest income was due to increased mortgage volume, primarily driven by refinancing activity, and the $3.4 million reversal of mortgage servicing right impairment in 2003 compared to a $2.6 million impairment charge in 2002. The increase in non-interest expense was primarily due to higher loan processing and collection expenses due to the increased mortgage volumes. The decline in net-interest income was primarily due to lower rates on mortgage loans retained in portfolio and on mortgage loans held for sale. Average balances on mortgage loans held in portfolio continued their decline, as fixed mortgage rates reached 45-year lows. Income taxes were higher due to higher earnings before tax.

BALANCE SHEET REVIEW

Total assets were $4.9 billion at December 31, 2004, an increase of $397 million or 9% from December 31, 2003. Total liabilities increased $386 million over the same period and stockholders’ equity increased $11 million. The following discusses changes in the major components of the Consolidated Balance Sheet since December 31, 2003.

Cash and Cash Equivalents

Cash and cash equivalents increased $9 million from December 31, 2003 to December 31, 2004, as the cash provided by operating activities of $85 million plus the cash provided by financing activities of $326 million exceeded the cash used for investing activities of $402 million. This compares to a decrease of $37 million from December 31, 2002 to December 31, 2003, as the net cash used for investing activities of $211 million exceeded the cash provided by operating activities of $94 million plus the cash provided by financing activities of $80 million.

The $85 million of cash provided by operating activities during 2004 compares with $94 million provided in 2003, representing a $9 million decrease in cash provided between the two years. The change was attributable to the decrease in proceeds from the sale of mortgage loans held for sale, net of increased originations of such loans, primarily attributable to the Mortgage segment’s origination and sale of loans into the secondary market.

The $402 million of cash used for investing activities during 2004 compares with $211 million cash used in 2003, for an increase of $191 million in cash used between the two years. This was primarily the result of a decrease of $416 million in proceeds from the sales and maturities of securities and an increase of $181 million in funding of loan originations. These changes were partially offset by a $353 million decrease in securities available for sale purchases and a $56 million increase in proceeds from the sale of loans, primarily Auto Loan Sales.

The $326 million of cash provided by financing activities during 2004 compares with $80 million cash provided during 2003, or an increase of $246 million in cash provided between the two years. This was primarily due to $160 million growth in demand, savings and time deposit accounts, $65 million in cash required to fund the Branch Sales in 2003 and a net increase in short-term and long-term borrowings of $36.

Securities Available for Sale

Total securities available for sale as of December 31, 2004 were $1.2 billion, an increase of $84 million or 7% from the prior year-end. At December 31, 2004 and 2003, the total securities available for sale portfolio comprised 27% of total earning assets, including COLI, for both 2004 and 2003. The increase in securities available for sale was primarily attributable to mortgage-backed securities and state and political subdivisions. Among the factors affecting the decision to purchase or sell securities are the current assessment of economic and financial conditions, including the interest rate environment, the liquidity needs of the Company and its pledging obligations.

Mortgage and asset backed securities as of December 31, 2004 totaled $907 million and represent 73% of total available for sale securities. The distribution of mortgage and asset backed securities includes $420 million of U.S. government-sponsored enterprise (GSE) mortgage-backed pass through securities, $469 million of GSE collateralized mortgage obligations and $18 million of private issue collateral mortgage obligations, all of which are rated AAA except for $1 million of securities rated Aa2.

The $1.2 billion of total securities available for sale includes gross unrealized gains of $11 million and gross unrealized losses of $8 million, of which the combined effect, net of tax, is included as accumulated OCI in stockholders’ equity. For comparative purposes, at December 31, 2003, gross unrealized gains of $20 million and gross unrealized losses of $6 million were included in the securities available for sale portfolio. For further analysis of the securities available for sale portfolio, see Table 4 and Note 3 of the Notes to Consolidated Financial Statements.

Loans Held for Sale

At December 31, 2004, mortgage origination fundings awaiting delivery to the secondary market were $31 million, compared to $32 million at December 31, 2003. Residential mortgage loans are originated by the BANK’s Mortgage Segment, of which non-conforming adjustable rate, fixed-rate and balloon residential mortgages are normally retained by the BANK. The conforming adjustable rate, fixed-rate and balloon residential mortgage loans are sold in the secondary market to eliminate interest rate risk, as well as to generate gains on the sale of these loans and servicing income. All loans held for sale are recorded at the lower of cost or market value.

Loans

Loans represent the largest component of AMCORE’s earning asset base. At year-end 2004, total loans were $3.3 billion, an increase of $286 million or 10% as compared to 2003, and represented 70% of total earning assets including COLI. Loan growth included the impact of the Branch Expansion and was reduced by $159 million in loans sold in the Auto Loan Sale. See Table 2 and Note 4 of the Notes to Consolidated Financial Statements.

Total commercial real estate loans, including real estate construction loans, increased $443 million or 34%. Residential real estate loans increased $50 million or 14%. Commercial, financial and agricultural loans increased $31 million or 4%. These increases were driven primarily by the Branch Expansion. Installment and consumer loans declined $238 million or 43%, due to lower indirect automobile lending and the Auto Loan Sales.

Deposits

Total deposits at December 31, 2004, were $3.7 billion, an increase of $359 million or 11% when compared to 2003. The increase included $232 million in bank-issued deposit balances and $127 million in wholesale deposits. Total bank-issued deposits were $3.1 billion at the end of 2004. The $232 million represented an 8% increase from the prior year-end balance of $2.9 billion. The increase is attributable to the Deposit Growth initiative and Branch Expansion. Bank-issued deposits represent 83% and 85% of total deposits at December 31, 2004 and 2003, respectively. Table 5 shows the maturity distribution of time deposits $100,000 and over.

Borrowings

Borrowings totaled $754 million at year-end 2004 and were comprised of $589 million of short-term and $165 million of long-term borrowings. Comparable amounts at the end of 2003 were $557 million and $185 million, for a combined increase in borrowings of $13 million or 2%. See Notes 9 and 10 of the Notes to Consolidated Financial Statements.

AMCORE has $40 million of Trust Preferred securities outstanding through the Trust. These securities pay cumulative cash distributions semiannually at an annual rate of 9.35% and are redeemable from March 25, 2007 until March 25, 2017, at a declining premium of 104.675% to 100.0% of the principal amount. After March 25, 2017, they are redeemable at par until June 15, 2027, when redemption is mandatory. The securities qualify as Tier 1 capital for regulatory purposes.

The parent company has a commercial paper placement agreement with an unrelated financial institution that provides for the issuance of non-rated short-term unsecured debt obligations at negotiated rates and terms, not to exceed $50.0 million. In the event the agent is unable to place the parent company’s commercial paper on a particular day, the proceeds are provided by overnight borrowings on a reciprocal line of credit with the same financial institution. At December 31, 2004, no commercial paper and no overnight borrowings were outstanding.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Off-Balance Sheet Arrangements

During the ordinary course of its business, the Company engages in financial transactions that are not recorded on its Consolidated Balance Sheets, are recorded in amounts that are different than their full principal or notional amount, or are recorded on an equity or cost basis rather than being consolidated. Such transactions serve a variety of purposes including management of the Company’s interest rate risk, liquidity and credit concentration risks, optimization of capital utilization, meeting the financial needs of its customers and fulfilling Community Reinvestment Act obligations in the markets that it serves.

Auto loan sales – Structured as sales pursuant to SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” Auto Loan Sales are a component of the Company’s liquidity and credit concentration risk management strategy. The Auto Loan Sales are also helpful as a capital management tool.

In the Auto Loan Sales, indirect automobile loan receivables are transferred to a multi-seller variable-interest entity (VIE). Since the Company is not the primary beneficiary of the VIE, consolidation is not required under the terms of FIN No. 46R, “Consolidation of Variable Interest Entities.” As a result, the net carrying amount of the loans is removed from the consolidated balance sheet and certain retained residual interests are recorded. The Company’s retained interests are subordinate to the interests of investors in the VIE and are subject to prepayment risk, interest-rate risk and credit risk on the transferred auto loans. Neither the investors nor the VIE have any other recourse to the Company’s other assets for failure of automobile loan debtors to pay when due. The Company also retains the rights to service the loans that are sold.

As of December 31, 2004, the balance of automobile loans serviced and not included on the Company’s Consolidated Balance Sheet was $196 million, compared to $93 million at December 31, 2003. The carrying value of retained interests was $14 million and $13 million at the end of 2004 and 2003, respectively. The carrying value of the retained interests is the maximum estimated exposure to loss of the retained residual interests. See Note 8 of the Notes to Consolidated Financial Statements.

Mortgage loan sales – The Company also originates mortgage loans that it sells to the secondary market. The Company typically retains the right to service the loans that are sold. As of December 31, 2004, the unpaid principal balance of mortgage loans serviced for others was $1.3 billion, compared to $1.2 billion at December 31, 2003. These loans are not recorded on the Company’s Consolidated Balance Sheets. The Company, as of December 31, 2004 and 2003, and in accordance with SFAS No 140, had recorded $12 million and $11 million, respectively, of capitalized mortgage servicing rights, net of impairment valuation allowances of $53,000 and $0, respectively. See Note 7 of the Notes to Consolidated Financial Statements.

Derivatives – The Company uses derivative contracts to help manage its exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives used most often are interest rate swaps, caps, collars and floors (collectively “Interest Rate Derivatives”), mortgage loan commitments and forward contracts. Interest Rate Derivatives are contracts with a third-party (the “Counter-party”) to exchange interest payment streams based upon an assumed principal amount (the “Notional Principal Amount”). The Notional Principal Amount is not advanced from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams and is not recorded on the Consolidated Balance Sheets. AMCORE does not have any derivatives that are held or issued for trading purposes. The only credit risk exposure AMCORE has is in relation to the Counter-parties, which all have investment grade credit ratings. All Counter-parties are expected to meet any outstanding interest payment obligations.

The total notional amount of swap contracts outstanding was $219 million and $159 million as of December 31, 2004 and 2003, respectively. As of December 31, 2004, swap contracts had an aggregate positive carrying and fair value of $286,000. See Table 6. For further discussion of derivative contracts, see Notes 11 and 12 of the Notes to Consolidated Financial Statements.

Loan commitments and letters of credit – The Company, as a provider of financial services, routinely enters into commitments to extend credit to its BANK customers, including performance and standby letters of credit. While these represent a potential outlay by the Company, a significant amount of the commitments may expire without being drawn upon. Commitments and letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by the Company.

At December 31, 2004 and 2003 liabilities in the amount of $351,000 and $802,000, respectively, representing the value of the guarantee obligations associated with certain of the financial and standby letters of credit, had been recorded in accordance with FIN 45. These amounts are expected to be amortized into income over the lives of the commitments. The contractual amount of all letters of credit, including those exempted from the scope of FIN 45, was $196 million and $190 million at the end of 2004 and 2003, respectively. See Notes 12 and 15 of the Notes to Consolidated Financial Statements.

The carrying value of mortgage loan commitments recorded as an asset totaled $222,000 and $342,000 at December 31, 2004 and 2003, respectively. These amounts represent the fair value of those commitments marked-to-market in accordance with SFAS 138, “Accounting for Derivative Instruments and Hedging Activities” and in accordance with Staff Accounting Bulletin No. 105. The total notional amount of mortgage loan commitments was $28 million at December 31, 2004 and $27 million at December 31, 2003. See Note 11 of the Notes to Consolidated Financial Statements.

At December 31, 2004 and 2003, the Company had extended $817 million and $635 million, respectively, in loan commitments other than the mortgage loan commitments and letters of credit described above. This amount represented the notional amount of the commitment. No asset or liability has been recorded.

Equity investments – The Company has a number of non-marketable equity investments that have not been consolidated in its financial statements. At December 31, 2004 and 2003, these investments included $5 million in private equity fund investments that were reported under either the cost or equity method, depending on the percentage of ownership. Not included in the carrying amount were commitments to fund an additional $1 million and $2 million, respectively, at some future date. The Company also has recorded investments of $4 million, $24 million, and $9 million, respectively, in stock of the Federal Reserve Bank, the Federal Home Loan Bank (FHLB) and preferred stock of Freddie Mac. At December 31, 2003, these amounts were $4 million, $23 million and $9 million, respectively. These investments are recorded at amortized historical cost or fair value, as applicable, with income recorded when dividends are declared. At December 31, 2004, the fair value of Freddie Mac preferred stock exceeded amortized historical cost, based on market quotes. Subsequent to December 31, 2004, the Company decided to sell the Freddie Mac stock, recording a loss of $51,000. Other investments, comprised of various affordable housing tax credit projects (AHTCP) and other community reinvestment act investments, totaled approximately $531,000 and $742,000 at December 31, 2004 and 2003, respectively. Losses are limited to the remaining investment and there are no additional funding commitments on the AHTCPs. Those investments without guaranteed yields were reported on the equity method, while those with guaranteed yields were reported using the effective yield method. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus additional commitments.

Other investments – The Company also holds $1 million in a common security investment in the Trust, to which the Company has $41 million in long-term debt outstanding. The Trust, in addition to the $1 million in common securities issued to the Company, issued $40 million in preferred securities. The $40 million in preferred securities were issued to non-affiliated investors in 1997 and are redeemable beginning in 2007. The BANK acquired $15 million in preferred securities from one of the investors in 2002. Prior to 2004, the Trust was consolidated with the Company and the Company reflected $25.0 million in long-term debt outstanding, which was treated as Tier 1 capital for regulatory purposes. Pursuant to FIN 46R, the Trust was de-consolidated beginning in 2004. As a result, the Company now reflects its $1 million common security investment on the equity method. The $15 million preferred securities are included in the BANK’s available for sale investment portfolio. The Company now reports the entire $41 million as outstanding long-term debt. Despite the adoption of FIN 46R in 2004, there has been no change in the amount that qualifies as Tier 1 Capital for regulatory purposes. Rules proposed by the Federal Reserve are not expected to have a material impact on the Company’s regulatory capital ratios.

Fiduciary and agency – The Company’s subsidiaries also hold assets in a fiduciary or agency capacity that are not included in the Consolidated Financial Statements because they are not assets of the Company. Total assets managed or administered by the Company at December 31, 2004 and 2003 were $4.4 billion and $4.3 billion, respectively.

Contractual Obligations

In the ordinary course of its business, the Company enters into certain contractual arrangements. These obligations include issuance of debt to fund operations, property leases and derivative transactions. During 2004, the Company entered into seven operating lease agreements and terminated four operating leases. There are no residual value guarantees on these leases. Other than these transactions, there were no material changes in the Company’s contractual obligations since the end of 2003. Amounts as of December 31, 2004 are listed in the following table.

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Time Deposits	$1,671,902	$852,438	$724,342	$63,603	$31,519
Long-Term Debt (1)	163,959	—	16,723	79,009	68,227
Capital Lease Obligations (2)	2,958	163	342	346	2,107
Operating Leases	17,871	2,489	4,180	3,555	7,647
Purchase Obligations (3)	1,600	1,600	—	—	—

Total	$1,858,290	$856,690	$745,587	$146,513	$109,500

(1)	Excluding Capital Lease Obligations.
(2)	Including related interest.
(3)	Branch office for which a purchase contract was signed during 2004, but the closing on the property takes place in 2005.

See Table 6 and Notes 5, 10 and 11 of the Notes to the Consolidated Financial Statements.

ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

AMCORE’s credit risk is centered in its loan portfolio, which on December 31, 2004 totaled $3.3 billion, or 70% of earning assets including COLI. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer’s failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration.

The Company is also exposed to credit risk with respect to its $124 million investment in COLI. AMCORE manages this risk by diversifying its holdings among various carriers and by periodic internal credit reviews. All carriers have “Secure” ratings from A. M. Best that range from a low of “A” (Excellent) to “A++” (Superior).

Allowance for Loan Losses

The determination by management of the appropriate level of the Allowance (see Critical Accounting Estimates discussion) amounted to $40.9 million at December 31, 2004, compared to $42.1 million at December 31, 2003, a decrease of $1.2 million or 3%. Increases of $3.6 million in specific loss estimates on certain individually reviewed loans, $722,000 in unallocated loss estimates and $301,000 for statistical loss estimates on loan groups or pools based upon historical loss experience, were more than offset by a $5.8 million decrease for other loss estimates that are based upon the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect the borrower’s ability to repay, and current economic and industry conditions. Factors leading to the $5.8 million decrease in other loss estimates were reduced concerns over loan concentrations, improvement in the overall and local economies, lower non-accrual loans and delinquencies, and improved credit quality due to expansion of workout and collection staffs that enabled the Company to address deteriorating credits more quickly. The reduced loan concentration concerns primarily related to improved credit quality and industry outlook for loans concentrated in the non-residential building operators and the general farms/dairy portfolios.

Allocations of the Allowance for commercial, financial and agricultural loans decreased $671,000 in 2004. Allocations of the Allowance for real estate loans increased $1.4 million, primarily due to increased specific loss estimates on commercial real estate loans. Allocations of the Allowance for installment and consumer loans declined $1.7 million, largely the impact to statistical pool loss estimates of lower indirect automobile lending and the Auto Loan Sales. Allocations for impaired loans decreased $913,000 during the year. The amount of the unallocated Allowance increased $722,000 from one year ago to $3.7 million, but due to an increase in loans during 2004 remained at approximately 0.1% of total loans outstanding. A detailed analysis of the Allowance and the allocation of the Allowance by category for the past five years are shown in Table 2.

As of December 31, 2004, the Allowance as a percent of total loans and of non-accrual loans was 1.25% and 136%, respectively. These compare to the same ratios for the prior year of 1.41% and 133%. Net charge-offs were $14.6 million in 2004, a decline of $2.0 million from $16.6 million in 2003. This was 0.47% of average loans in 2004 versus 0.57% in 2003. Declines in consumer/installment, commercial and residential real estate net charge-offs of $2.2 million, $1.1 million and $702,000, respectively, were partially offset by an increase in commercial real estate net charge-offs of $2.0 million. Improvements in overall credit quality and the improving economy led to the declines in net charge-offs. The earlier recognition of losses in 2003 on repossessed autos, the Auto Loan Sales and a reduction in the number of repossessions year-over-year also contributed to the decline in consumer/installment net charge-offs. The increase in the commercial real estate loan net charge-offs is attributable to the growth in that portfolio generally, plus the charge-off late in 2004 of a construction industry related credit that was secured in part by real estate totaling $1.4 million.

Non-performing Assets

Non-performing assets consist of non-accrual loans, loans 90 days past due and still accruing, foreclosed real estate and other repossessed assets. Non-performing assets totaled $37.9 million as of December 31, 2004, a decline of $3.5 million or 9% from $41.4 million at December 31, 2003. The $3.5 million decrease consisted of a $1.5 million decrease in non-accrual loans, a $1.5 million decrease in loans 90 days past due and still accruing and a $1.1 million decrease in other foreclosed assets. Partially offsetting these declines was a $507,000 increase in foreclosed real estate. Total non-performing assets represented 0.77% and 0.91% of total assets at December 31, 2004 and December 31, 2003, respectively.

In addition to the amount of non-accruing and delinquent loans over 90 days past due, management is aware that other possible credit problems of borrowers may exist. Credits are considered substandard assets due to either less than satisfactory performance history, lack of borrower’s sound worth or paying capacity, or inadequate collateral. Loans classified as substandard are monitored accordingly. As of December 31, 2004 and 2003, there were $11.4 million and $990,000, respectively, in this risk category that were 60 to 89 days delinquent and $2.1 million and $4.6 million, respectively, that were 30 to 59 days past due. In addition, as of December 31, 2004 and 2003, respectively, there were $18.2 million and $6.3 million of loans that were current, but had loss allocations of $6.3 million and $1.8 million.

Concentration of Credit Risks

As previously discussed, AMCORE strives to maintain a diverse loan portfolio in an effort to minimize the effect of credit risk. Summarized below are the characteristics of classifications that exceed 10% of total loans.

Commercial, financial, and agricultural loans were $764 million at December 31, 2004, and comprised 23% of gross loans, of which 0.80% were non-performing. Net charge-offs of commercial loans represented 0.89% during 2004, and 1.07% during 2003, of the year-end balance of the category. There were no loan concentrations within this category in excess of 10% of total loans.

Construction and commercial real estate loans were $1.8 billion at December 31, 2004, comprising 54% of gross loans, of which 1.11% were classified as non-performing. Net charge-offs of this category of loans represent 0.15% during 2004, and 0.06% during 2003, of the year-end balance of the category. This category included $425 million of loans to nonresidential building operators, which was 13% of total loans. There were no other loan concentrations within this category that exceeded of 10% of total loans.

Residential real estate loans, which includes home equity and permanent residential financing, totaled $413 million at December 31, 2004, and represent 13% of gross loans, of which 1.11% were non-performing. Net charge-offs of residential real estate loans represent 0.82% of the category total in 2004 and 0.52% of the year-end balance in 2003.

Installment and consumer loans were $317 million at December 31, 2004, and comprised 10% of gross loans, of which 0.48% were non-performing. Net charge-offs of consumer loans represented 1.46% and 1.22% of the year-end category total for 2004 and 2003, respectively. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $251 million at December 31, 2004. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of consumer credit.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity Management

Overview – Liquidity management is the process by which the Company, through its Asset and Liability Committee (ALCO) and treasury function, ensures that adequate liquid funds are available to meet its financial commitments on a timely basis, at a reasonable cost and within acceptable risk tolerances.

Liquidity is derived primarily from bank-issued deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources include brokered CDs, Fed Funds purchased lines, Federal Reserve Bank discount window advances, FHLB advances, repurchase agreements, commercial paper and back-up lines of credit, the sale or securitization of loans, balances maintained at correspondent banks and access to other capital markets. Bank-issued deposits, which exclude brokered CD’s, are considered by management to be the primary, most stable and most cost-effective source of funding and liquidity. The BANK also has capacity, over time, to place additional brokered CD’s as a source of mid to long-term funds.

Uses of liquidity include funding credit obligations to borrowers, funding of mortgage originations pending delivery to the secondary market, withdrawals by depositors, repayment of debt when due or called, maintaining adequate collateral for public deposits, paying dividends to shareholders, payment of operating expenses, funding capital expenditures and maintaining deposit reserve requirements.

Overall liquidity decreased during 2004, as non-core funding, which includes borrowings and brokered deposits, increased $140 million. Non-core funding represented 28% and 27% of total assets as of the end of 2004 and 2003, respectively. The Company remains confident of its ability to meet and manage its short and long-term liquidity needs.

Investment securities portfolio – Scheduled maturities of the Company’s investment securities portfolio and the prepayment of mortgage and asset backed securities represent a significant source of liquidity. Approximately $13 million, or 1%, of the securities portfolio will contractually mature in 2005. See Table 4. This does not include mortgage and asset backed securities since their payment streams may differ from contractual maturities because borrowers may have the right to prepay obligations, typically without penalty. For example, scheduled maturities for 2004, excluding mortgage and asset backed securities, were $14 million, whereas proceeds from actual maturities, which included prepayments of mortgage and asset backed securities, were $237 million. This compares to proceeds of $623 million and $367 million in 2003 and 2002, respectively.

Loans – Funding of loans is the most significant liquidity need, representing 66% of total assets as of December 31, 2004. Since December 31, 2003, loans increased $286 million. Loans held for sale, which represents mortgage origination funding awaiting delivery to the secondary market, declined $2 million. The scheduled repayments and maturities of loans represent a substantial source of liquidity. Table 3 shows for selected loan categories that $580 million in maturities are scheduled for 2005. Loan growth from same-store and Branch Expansion continue to be the greatest liquidity need of the Company.

Bank-issued deposits – Bank-issued deposits are the most cost-effective and reliable source of liquidity for the Company. During 2004, bank-issued deposits increased $232 million. The increase in bank-issued deposits was primarily due to the Branch Expansion and Deposit Growth initiative. Scheduled maturities of time deposits of $100,000 or more, as reflected in Table 5, are $477 million in 2005, of which $205 million are bank-issued.

Branch expansion – The Company’s Branch Expansion strategy poses the greatest challenge to short and long-term liquidity. The Branch Expansion has required, and will continue to require, other sources of liquidity to fund the expected loan growth net of expected deposit growth and the remaining $71 million capital investment. Through December 31, 2004, Branch Expansion has required the funding of $1.0 billion in loans while generating $402 million in deposits.

Parent company – In addition to the overall liquidity needs of the consolidated Company, the parent company requires adequate liquidity to pay its expenses, repay debt when due and pay stockholder dividends. Liquidity is primarily provided to the parent through the BANK and other subsidiaries in the form of dividends and through commercial paper borrowings. In 2004, dividends from subsidiaries amounted to $33 million, compared to $23 million in 2003. The increase in dividends was used to retire $10 million in commercial paper that was outstanding at December 31, 2003. While the BANK is limited in the amount of dividends it can pay, as of December 31, 2004, approximately $67 million was available for payment to the parent in the form of dividends without prior regulatory approval. See Note 19 of the Notes to Consolidated Financial Statements.

Other sources of liquidity – As of December 31, 2004, other sources of readily available liquidity totaled $859 million and included $142 million of Fed Funds lines, unused collateral sufficient to support $382 million in Federal Reserve Bank discount window advances, $256 million of unpledged debt investment securities, $50 million of unused commercial paper and backup line of credit borrowings and $29 million of FHLB advances. These amounts totaled $825 million at December 31, 2003. The Company also has capacity, over time, to place sufficient amounts of brokered CDs as a source of mid- to long-term liquidity. The BANK’s indirect auto portfolio, which at December 31, 2004 was $251 million, is a potential source of liquidity through additional Auto Loan Sales, but is subject to eligibility criteria by the securitization trust that could place limits on the amount that could be sold.

Other uses of liquidity – At December 31, 2004, other potential uses of liquidity totaled $1.0 billion and included $817 million in commitments to extend credit, $28 million in residential mortgage commitments primarily for sale to the secondary market, and $196 million in letters of credit. At December 31, 2003, these amounts totaled $852 million.

Capital Management

Total stockholders’ equity at December 31, 2004, was $387 million, an increase of $11 million or 3% from December 31, 2003. The increase in stockholders’ equity was primarily due to retained earnings for 2004 of $29 million, partly offset by an $11 million increase in treasury stock and a $7 million decline in OCI. The increase in treasury stock was attributable to shares purchased to offset the reissuance of shares for stock-based incentive plans. The decline in OCI relates to changes in net unrealized gains on the investment securities available for sale portfolio and the reclassification to earnings of after-tax gains on hedging activities.

AMCORE paid $17 million of cash dividends during 2004, which represent $0.68 per share, or a dividend payout ratio of 37%. This compares to $0.66 per share paid in 2003, which represented a payout ratio of 38%. The book value per share increased $0.59 per share to $15.57 at December 31, 2004, up from $14.98 at December 31, 2003.

The Company does not have a formally announced Repurchase Program in place at this time, however, the Company does repurchase shares in open-market transactions in accordance with Exchange Act Rule 10b-18 through a limited group of brokers. These repurchases are used to replenish the Company’s Treasury Stock for re-issuances related to stock options and other employee benefit plans. Also included in the repurchased shares above are direct repurchases from participants related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. During 2004, the Company purchased 863,000 shares in open-market transactions at an average price of $28.80 per share.

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

AMCORE’s total risk-based capital at 11.39%, its Tier 1 capital at 10.31% and its leverage ratio at 8.03%, all significantly exceed the regulatory minimums (as the following table indicates), as of December 31, 2004. The BANK, whose ratios are not presented below, is considered a “well-capitalized” institution based on regulatory guidelines. See Note 20 of the Notes to Consolidated Financial Statements.

(Dollars in thousands)	December 31, 2004		December 31, 2003
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$434,207	11.39%	$417,580	11.76%
Total Capital Minimum	305,058	8.00%	284,003	8.00%

Amount in Excess of Regulatory Minimum	$129,149	3.39%	$133,577	3.76%

Tier 1 Capital (to Risk Weighted Assets)	$393,138	10.31%	$375,330	10.57%
Tier 1 Capital Minimum	152,529	4.00%	142,001	4.00%

Amount in Excess of Regulatory Minimum	$240,609	6.31%	$233,329	6.57%

Tier 1 Capital (to Average Assets)	$393,138	8.03%	$375,330	8.49%
Tier 1 Capital Minimum	195,908	4.00%	176,811	4.00%

Amount in Excess of Regulatory Minimum	$197,230	4.03%	$198,519	4.49%

Risk Weighted Assets	$3,813,223		$3,550,035

Average Assets	$4,897,693		$4,420,287

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

While AMCORE manages other risks in its normal course of operations, such as credit and liquidity risk, it considers interest-rate risk to be its most significant market risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of AMCORE’s business activities and operations. In addition, since AMCORE does not hold a trading portfolio, it is not exposed to significant market risk from trading activities. During 2004, there were no material changes in AMCORE’s primary market risk exposures. Based upon current expectations, no material changes are anticipated in the future in the types of market risks facing AMCORE.

Table 6 and Note 12 of the Notes to Consolidated Financial Statements summarize AMCORE’s market risk and interest sensitivity position as of December 31, 2004. The amounts and assumptions should not be relied upon as indicative of expected actual results since, like most financial institutions, AMCORE’s net interest income can be significantly impacted by external factors. These factors include, but are not limited to: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities re-price, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices and balance sheet growth.

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

Based upon an immediate increase in interest rates of 100 basis points and no change in the slope of the yield curve, the potential decrease in net interest income for 2005 would be approximately $934,000 or 0.55% of base forecasted net interest income. This analysis assumes no growth in assets or liabilities and replacement of maturing instruments with like-kind instruments. At the end of 2003, comparable assumptions would have resulted in a potential decrease in 2004 net interest income of $764,000 or 0.48%. Thus, AMCORE’s earnings at risk for rising rates has increased since the end of 2003, as the Company moved from an asset sensitive position to a slightly liability sensitive position.

Conversely, an immediate decrease in interest rates of 100 basis points and no change in the slope of the yield curve would result in a potential decrease in net interest income for 2005 of $3.2 million or 1.91% of base forecasted net interest income. At the end of 2003, a similar decrease in rates would have resulted in a potential decrease in net interest income of $7.1 million or 4.48%. AMCORE’s sensitivity to declining interest rates has decreased since the end of 2003. With the recent increases in rates, all points on the yield curve are now being shocked down the full 100 basis points. AMCORE continues to have rate compression on non-maturity deposits.

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

TABLE 1

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	Years Ended December 31,
	2004			2003			2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$1,196,510	$54,485	4.55%	$1,085,051	$52,506	4.84%	$1,166,741	$69,189	5.93%
Short-term investments	9,995	149	1.50%	20,872	198	0.95%	15,061	229	1.52%
Loans held for sale (3)	45,939	3,720	8.10%	61,023	4,908	8.04%	51,644	4,740	9.18%
Loans:
Commercial	735,246	40,661	5.53%	745,202	42,550	5.71%	728,744	46,465	6.37%
Commercial real estate	1,517,891	84,537	5.57%	1,191,904	67,615	5.67%	920,136	60,985	6.63%
Residential real estate	396,321	22,513	5.68%	400,653	24,978	6.23%	484,931	35,160	7.25%
Consumer	478,894	32,089	6.70%	564,449	41,248	7.31%	532,064	43,222	8.12%

Total loans (1) (4)	$3,128,352	$179,800	5.75%	$2,902,208	$176,391	6.08%	$2,665,875	$185,832	6.97%

Total interest-earning assets	$4,380,796	$238,154	5.44%	$4,069,154	$234,003	5.75%	$3,899,321	$259,990	6.67%
Allowance for loan losses	(43,648)			(40,907)			(34,429)
Non-interest-earning assets	411,927			396,273			377,607

Total assets	$4,749,076			$4,424,520			$4,242,499

Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$1,408,340	$13,232	0.94%	$1,238,122	$11,087	0.90%	$1,092,920	$17,214	1.58%
Time deposits	1,118,405	29,066	2.60%	1,186,328	39,799	3.35%	1,253,219	55,303	4.41%

Total Bank issued interest-bearing deposits	$2,526,745	$42,298	1.67%	$2,424,450	$50,886	2.10%	$2,346,139	$72,517	3.09%
Wholesale deposits	590,366	16,610	2.81%	512,215	18,138	3.54%	384,066	19,903	5.18%
Short-term borrowings	567,061	12,610	2.22%	458,168	10,578	2.31%	540,548	17,071	3.16%
Long-term borrowings	178,584	9,337	5.23%	193,862	10,459	5.40%	212,997	12,869	6.04%

Total interest-bearing liabilities	$3,862,756	$80,855	2.09%	$3,588,695	$90,061	2.51%	$3,483,750	$122,360	3.51%
Non-interest bearing deposits	449,126			398,512			361,327
Other liabilities	58,423			71,624			67,874
Realized Stockholders’ Equity	373,557			350,128			317,074
Other Comprehensive Income	5,214			15,561			12,474

Total Liabilities & Stockholders’ Equity	$4,749,076			$4,424,520			$4,242,499

Net Interest Income (FTE)		$157,299			$143,942			$137,630

Net Interest Spread (FTE)			3.35%			3.24%			3.16%

Interest Rate Margin (FTE)			3.59%			3.54%			3.53%

	Years Ended December 31,
	2004/2003			2003/2002
	Increase/(Decrease) Due to Change in		Total Net Increase (Decrease)	Increase/(Decrease) Due to Change in		Total Net Increase (Decrease)
	Average Volume	Average Rate		Average Volume	Average Rate
	(in thousands)
Interest Income:
Investment securities	$5,192	$(3,213)	$1,979	$(4,598)	$(12,085)	$(16,683)
Short-term investments	(129)	80	(49)	70	(101)	(31)
Loans held for sale	(1,221)	33	(1,188)	797	(629)	168

Loans:
Commercial	(563)	(1,326)	(1,889)	1,033	(4,948)	(3,915)
Commercial real estate	18,177	(1,255)	16,922	16,268	(9,638)	6,630
Residential real estate	(267)	(2,198)	(2,465)	(5,637)	(4,545)	(10,182)
Consumer	(5,916)	(3,243)	(9,159)	2,531	(4,505)	(1,974)

Total loans	13,305	(9,896)	3,409	15,611	(25,052)	(9,441)

Total Interest-Earning Assets	$17,350	$(13,199)	$4,151	$10,949	$(36,936)	$(25,987)

Interest Expense:
Interest-bearing demand and savings	$1,579	$566	$2,145	$2,055	$(8,182)	$(6,127)
Time deposits	(2,175)	(8,558)	(10,733)	$(2,823)	$(12,681)	(15,504)

Total Bank issued interest-bearing deposits	2,072	(10,660)	(8,588)	2,348	(23,979)	(21,631)
Wholesale deposits	2,525	(4,053)	(1,528)	5,562	(7,327)	(1,765)
Short-term borrowings	2,434	(402)	2,032	(2,349)	(4,144)	(6,493)
Long-term borrowings	(806)	(316)	(1,122)	(1,099)	(1,311)	(2,410)

Total Interest-Bearing Liabilities	$6,562	$(15,768)	$(9,206)	$3,575	$(35,874)	$(32,299)

Net Interest Income (FTE)	$10,788	$2,569	$13,357	$7,374	$(1,062)	$6,312

The above table shows the changes in interest income on a fully tax equivalent ("FTE") basis and interest expense attributable to volume and rate variances.

The change in interest income (FTE) due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(1)	FTE adjustments, assuming a federal tax rate of 35%, totaled $4.3 million in 2004, $5.3 million in 2003, and $6.9 million in 2002.
(2)	The average balances of the securities are based on amortized historical cost.
(3)	The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
(4)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $2.8 million, $2.9 million, and $2.9 million for 2004, 2003, and 2002 respectively.

TABLE 2

ANALYSIS OF LOAN PORTFOLIO AND LOSS EXPERIENCE

	2004	2003	2002	2001	2000
	(dollars in thousands)
LOAN PORTFOLIO AT YEAR END:
Commercial, financial and agricultural	$764,339	$733,167	$760,950	$705,486	$697,056
Real estate-commercial	1,533,917	1,147,592	925,003	724,936	762,320
Real estate-residential	412,753	362,254	449,330	500,053	662,778
Real estate-construction	250,855	194,495	142,844	100,349	111,156
Installment and consumer	316,838	554,514	604,663	443,106	390,970
Direct lease financing	98	287	927	3,263	2,877

Gross loans	$3,278,800	$2,992,309	$2,883,717	$2,477,193	$2,627,157
Allowance for loan losses	(40,945)	(42,115)	(35,214)	(33,940)	(29,157)

Net Loans.	$3,237,855	$2,950,194	$2,848,503	$2,443,253	$2,598,000

SUMMARY OF LOSS EXPERIENCE:
Allowance for loan losses, beginning of year	$42,115	$35,214	$33,940	$29,157	$28,377
Amounts charged-off:
Commercial, financial and agricultural	8,263	9,035	4,122	5,332	3,401
Real estate-commercial	2,902	1,382	1,493	1,612	856
Real estate-residential	614	1,154	934	888	807
Installment and consumer	6,527	7,884	6,142	4,858	4,639
Direct lease financing	12	124	397	163	148

Total Charge-offs	$18,318	$19,579	$13,088	$12,853	$9,851

Recoveries on amounts previously charged off:
Commercial, financial and agricultural	1,435	1,219	514	411	691
Real estate-commercial	176	617	125	148	98
Real estate-residential	176	14	106	54	—
Installment and consumer	1,907	1,114	1,026	1,190	1,188
Direct lease financing	2	6	17	12	12

Total Recoveries	$3,696	$2,970	$1,788	$1,815	$1,989

Net Charge-offs	$14,622	$16,609	$11,300	$11,038	$7,862
Provision charged to expense	15,530	24,917	12,574	16,700	9,710
Reductions due to sale of loans	2,078	1,407	—	879	1,068

Allowance for Loan Losses, end of year	$40,945	$42,115	$35,214	$33,940	$29,157

RISK ELEMENTS:
Non-accrual loans	$30,148	$31,671	$32,535	$26,457	$22,069
Past due 90 days or more not included above	$1,848	$3,304	$3,555	$14,001	$13,136
Troubled debt restructuring	$14	$—	$3,327	$—	$—

RATIOS:
Allowance for loan losses to year-end loans	1.25%	1.41%	1.22%	1.37%	1.11%
Allowance to non-accrual loans	135.81%	132.98%	108.24%	128.28%	132.12%
Net charge-offs to average loans	0.47%	0.57%	0.42%	0.44%	0.29%
Recoveries to charge-offs	20.18%	15.17%	13.66%	14.12%	20.19%
Non-accrual loans to loans	0.92%	1.06%	1.13%	1.07%	0.84%

The allocation of the allowance for loan and lease losses at December 31, was as follows:

	2004		2003		2002		2001		2000
	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
	(dollars in thousands)
Commercial, financial and agricultural	$17,076	23.3%	$17,697	24.5%	$15,470	26.4%	$16,136	28.6%	$13,065	26.6%
Real estate	8,068	67.0%	6,540	57.0%	4,881	52.6%	4,526	53.5%	3,940	58.5%
Installment and consumer	5,796	9.7%	7,529	18.5%	7,794	21.0%	7,359	17.9%	6,322	14.9%
Impaired loans	6,306	*	7,372	*	5,575	*	4,096	*	3,457	*
Unallocated	3,699	*	2,977	*	1,494	*	1,823	*	2,373	*

Total	$40,945	100.0%	$42,115	100.0%	$35,214	100.0%	$33,940	100.0%	$29,157	100.0%

*	Not applicable

TABLE 3

MATURITY AND INTEREST SENSITIVITY OF LOANS

	December 31, 2004
	Time Remaining to Maturity				Loans Due After One Year
	Due Within One Year	One To Five Years	After Five Years	Total	Fixed Interest Rate	Floating Interest Rate
	(in thousands)
Commercial, financial and agricultural	$423,297	$263,463	$77,579	$764,339	$178,815	$162,227
Real estate-construction	157,076	93,779	—	250,855	21,032	72,747

Total.	$580,373	$357,242	$77,579	$1,015,194	$199,847	$234,974

TABLE 4

MATURITY OF SECURITIES

	December 31, 2004
	U.S. Treasury		U.S. Government Agencies (1)		States and Political Subdivisions (2)		Corporate Obligations and Other		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities Available for Sale (3):
One year or less	$—	—	$—	—	$11,647	6.43%	$1,333	4.76%	$12,980	6.26%
After one through five years	4,996	3.01%	86,167	3.47%	66,759	6.34%	—	—	157,922	4.64%
After five through ten years	—	—	5,837	4.30%	96,085	7.08%	—	—	101,922	6.91%
After ten years	—	—	238	5.00%	1,497	7.20%	67,370	8.92%	69,105	8.87%
Mortgage-backed and asset-backed securities (4)	—	—	888,728	3.98%	—	—	18,593	5.66%	907,321	4.02%

Total Securities Available for Sale	$4,996	3.01%	$980,970	3.94%	$175,988	6.75%	$87,296	8.16%	$1,249,250	4.61%

(1)	Includes Government Sponsored Enterprises (GSEs).
(2)	Yields were calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(3)	Yields were calculated based on amortized cost.
(4)	Mortgage-backed and asset-backed security maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties. Therefore, these securities are not included within the maturity categories above.

The above schedule includes amortized cost of $66.7 million and fair value of $67.4 million in equity investments at December 31, 2004. The amortized cost and fair value were $51.2 million and $51.8 million, respectively, at December 31, 2003, and $78.4 million and $79.0 million, respectively, at December 31, 2002. These are included in the "corporate obligations and other" and the due "after ten years" classifications above. At December 31, 2004, none had a fair value below amortized cost.

TABLE 5

MATURITY OF TIME DEPOSITS $100,000 OR MORE

	As of December 31, 2004
	Time Remaining to Maturity
	Due Within Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
	(in thousands)
Certificates of deposit	$204,466	$103,632	$169,062	$436,418	$913,578
Other time deposits	—	—	—	838	838

Total.	$204,466	$103,632	$169,062	$437,256	$914,416

TABLE 6

INTEREST RATE SENSITIVITY

The following table provides information about the Company’s financial instruments and derivative financial instruments used for purposes other than trading that are sensitive to changes in interest rates.

For loans, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as any anticipated prepayments. For deposits that have no contractual maturity (demand deposit accounts, interest-bearing checking, savings, and money market deposits) the table was constructed based on historical Company data and analysis. For interest rate swaps and caps, the table presents notional amounts and, if applicable, weighted-average interest rates by contractual maturity date or call date. Variable rate derivatives are typically based on LIBOR and reset periodically. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

At December 31, 2004:	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(dollars in thousands)
Rate Sensitive Assets:
Fixed Interest Rate Loans	$410,575	$286,742	$245,393	$239,084	$200,700	$92,901	$1,475,395	$1,466,000
Average Interest Rate	6.02%	6.08%	6.05%	6.04%	6.32%	5.81%	6.07%
Variable Interest Rate Loans	801,175	255,657	184,892	215,904	240,403	105,374	1,803,405	1,803,906
Average Interest Rate	5.77%	5.42%	5.43%	5.26%	5.36%	5.85%	5.57%
Fixed Interest Rate Securities	213,164	297,058	183,149	181,152	132,958	236,829	1,244,310	1,247,384
Average Interest Rate	4.52%	4.03%	4.39%	4.27%	3.92%	4.47%	4.27%
Variable Interest Rate Securities	803	291	283	247	45	197	1,866	1,866
Average Interest Rate	4.20%	4.50%	4.50%	4.50%	4.50%	4.50%	4.37%
Other Interest-Bearing Assets	361	—	—	—	—	—	361	361
Average Interest Rate	1.54%	—	—	—	—	—	1.54%
Rate Sensitive Liabilities:
Non-Interest-bearing checking	$180,728	$48,721	$40,619	$33,891	$28,299	$146,821	$479,079	$479,079
Savings & Interest-bearing checking	857,128	128,218	103,850	84,470	68,974	341,070	1,583,710	1,583,710
Average Interest Rate	1.46%	0.88%	0.88%	0.87%	0.87%	0.83%	1.18%
Time-deposits	852,438	488,608	235,734	15,266	48,337	31,519	1,671,902	1,678,084
Average Interest Rate	2.49%	2.99%	4.41%	3.50%	4.45%	4.82%	3.02%
Fixed Interest Rate Borrowings	419,006	16,710	41,254	90,019	22	28,039	595,050	606,817
Average Interest Rate	2.35%	4.25%	9.35%	5.03%	15.06%	4.85%	3.41%
Variable Interest Rate Borrowings	159,126	—	—	—	—	—	159,126	159,126
Average Interest Rate	2.08%	—	—	—	—	—	2.08%

At December 31, 2004:	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(dollars in thousands)
Rate Sensitive Derivative Financial Instrument Notional Amounts:
Pay variable/received fixed swaps Index: 6 mo. Libor—resets semi-annually
Average pay rate 1.93%/receive rate 5.15%	$—	$—	$10,000	$—	$—	$—	$10,000	$501
Index: 3 mo. Libor—resets quarterly
Average pay rate 2.33%/receive rate 5.15%	—	—	10,000	—	—	—	10,000	535
Average pay rate 1.94%/receive rate 4.35%	—	—	10,000	—	—	—	10,000	378
Average pay rate 2.23%/receive rate 4.40%	—	—	10,000	—	—	—	10,000	306
Average pay rate 3.08%/receive rate 4.00%	—	—	7,669	—	—	—	7,669	13
Average pay rate 2.56%/receive rate 4.25%	—	—	—	—	15,000	—	15,000	(65)
Average pay rate 2.64%/receive rate 5.00%	—	—	—	—	26,956	—	26,956	427
Average pay rate 2.44%/receive rate 5.00%	—	—	—	—	—	10,000	10,000	(18)
Average pay rate 2.49%/receive rate 5.22%	—	—	—	—	—	10,000	10,000	11
Average pay rate 2.09%/receive rate 4.13%	—	—	—	—	—	11,000	11,000	(249)
Index: 1 mo. Libor—resets monthly
Average pay rate 4.69%/receive rate 5.14%	—	—	—	34,000	—	—	34,000	(670)
Average pay rate 4.51%/receive rate 4.99%	—	—	—	40,000	—	—	40,000	(803)
Pay fixed/received variable swaps
Index: 1 mo. Libor—resets monthly
Average pay rate 6.15%/receive rate 4.38%	—	—	—	—	—	4,127	4,127	72
Average pay rate 6.45%/receive rate 4.51%	—	—	—	—	—	1,758	1,758	22
Average pay rate 6.72%/receive rate 4.80%	—	—	—	—	—	11,883	11,883	(105)
Average pay rate 7.09%/receive rate 4.75%	—	—	—	—	—	1,427	1,427	(24)
Average pay rate 6.76%/receive rate 4.53%	—	—	—	—	—	2,344	2,344	(12)
Average pay rate 6.92%/receive rate 4.81%	—	—	—	—	—	675	675	(3)
Average pay rate 6.60%/receive rate 4.30%	—	—	—	—	—	2,141	2,141	(30)

At December 31, 2003:	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(dollars in thousands)
Rate Sensitive Assets:
Fixed Interest Rate Loans	$508,299	$308,117	$288,516	$157,565	$227,320	$68,012	$1,557,829	$1,667,671
Average Interest Rate	6.39%	6.60%	6.04%	6.33%	6.01%	6.27%	6.30%
Variable Interest Rate Loans	615,820	201,790	149,753	146,526	221,593	98,998	1,434,480	1,441,416
Average Interest Rate	4.78%	4.61%	4.40%	4.45%	4.16%	5.07%	4.60%
Fixed Interest Rate Securities	240,584	222,522	261,061	134,270	96,171	193,430	1,148,038	1,161,547
Average Interest Rate	4.42%	4.32%	3.84%	4.18%	4.08%	4.88%	4.29%
Variable Interest Rate Securities	2,274	337	320	314	315	275	3,835	3,835
Average Interest Rate	3.93%	3.00%	3.00%	3.00%	3.00%	3.00%	3.55%
Other Interest-Bearing Assets	1,746	—	—	—	—	—	1,746	1,746
Average Interest Rate	0.70%	—	—	—	—	—	0.70%
Rate Sensitive Liabilities:
Non-Interest-bearing checking	$166,004	$44,431	$37,025	$30,878	$25,772	$133,393	$437,503	$437,503
Savings & Interest-bearing checking	889,009	113,259	94,152	72,821	48,612	204,623	1,422,476	1,422,476
Average Interest Rate	1.02%	0.81%	0.82%	0.86%	0.71%	0.66%	0.92%
Time-deposits	910,223	259,035	165,828	150,797	4,358	18,274	1,508,515	1,539,344
Average Interest Rate	2.70%	3.55%	3.10%	5.08%	2.58%	3.90%	3.14%
Fixed Interest Rate Borrowings	327,714	63,253	16,710	25,016	90,019	28,071	550,783	569,632
Average Interest Rate	2.60%	1.73%	4.25%	9.35%	5.03%	4.86%	3.37%
Variable Interest Rate Borrowings	190,890	—	—	—	—	—	190,890	190,890
Average Interest Rate	0.96%	—	—	—	—	—	0.96%
Rate Sensitive Derivative Financial Instrument Notional Amounts:
Pay variable/received fixed swaps
Index: 6 mo. Libor—resets semi-annually
Average pay rate 0.94%/receive rate 5.15%	$—	$—	$—	$10,000	$—	$—	$10,000	$884
Index: 3 mo. Libor—resets quarterly
Average pay rate 0.95%/receive rate 5.15%	—	—	—	10,000	—	—	10,000	903
Average pay rate 1.06%/receive rate 4.35%	—	—	—	10,000	—	—	10,000	668
Average pay rate 1.33%/receive rate 4.40%	—	—	—	10,000	—	—	10,000	562
Average pay rate 1.13%/receive rate 4.60%	—	—	—	—	—	10,000	10,000	19
Average pay rate 1.13%/receive rate 5.00%	—	—	—	—	—	10,000	10,000	(61)
Average pay rate 1.17%/receive rate 5.10%	—	—	—	—	—	10,000	10,000	(86)
Average pay rate 1.15%/receive rate 4.25%	—	—	—	—	—	15,000	15,000	(14)
Index: 1 mo. Libor—resets monthly
Average pay rate 3.55%/receive rate 5.14%	—	—	—	—	34,000	—	34,000	(194)
Average pay rate 3.37%/receive rate 4.99%	—	—	—	—	40,000	—	40,000	(108)

Pursuant to Statement of Financial Accounting Standards, (SFAS) NO. 133, "Accounting for Derivative Instruments and Hedging Activities," as modified by SFAS No. 138 and amended by SFAS No. 149, all derivatives are recognized at fair value in the Consolidated Balance Sheets. Changes in fair value for derivatives that are not hedges are recognized in the Consolidated Statement of Income (Income Statement) as they arise. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset in the Income Statement or are recorded as a component of other comprehensive income in the Consolidated Statement of Stockholders' Equity. See Note 11 of the Notes to Consolidated Financial Statements for further information on derivative instruments.

TABLE 7

AMCORE BRANCH EXPANSION PLANS AS OF DECEMBER 31, 2004

Strategy	LBO*	Full Service	In-store	Branch Expansion	Total Locations
2001					64 **
– Sold branches					(7)
+ New branches	1	1	0	2	2
– Closed, moved to new facility	0	0	0	0	0

Cumulative total	1	1	0	2	59

2002
+ New branches	4	3	0	7	7
– Closed, moved to new facility	(1)	(1)	0	(2)	(2)

Cumulative total	4	3	0	7	64

2003
– Sold branches					(6)
– Closed in-store					(1)
+ New branches	4	7	0	11	11
– Closed, moved to new facility	(1)	(1)	(2)	(4)	(4)

Cumulative total	7	9	(2)	14	64

2004
+ New branches	2	9	0	11	11
– Closed, moved to new facility	(3)	0	(2)	(5)	(5)

Cumulative total	6	18	(4)	20	70

2005 Projected
+ New branches	5	3	0	8	8
– Closed, moved to new facility	(4)	0	0	(4)	(4)

Cumulative total	7	21	(4)	24	74

2006 Projected
+ New branches	5	2	0	7	7
– Closed, moved to new facility	(2)	0	0	(2)	(2)

Cumulative total	10	23	(4)	29	79

2007 Projected
+ New branches	5	5	0	10	10
– Closed, moved to new facility	(5)	0	0	(5)	(5)

Cumulative total	10	28	(4)	34	84

2008 Projected
+ New branches	0	5	0	5	5
– Closed, moved to new facility	(5)	0	0	(5)	(5)

Cumulative total	5	33	(4)	34	84

2009 Projected
+ New branches	0	5	0	5	5
– Closed, moved to new facility	(5)	0	0	(5)	(5)

Cumulative total	0	38	(4)	34	84

*LBO	is a limited branch office.
**Includes asset management location in Des Moines

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

			As of December 31,
			2004	2003
			(in thousands, except share data)
	ASSETS
	Cash and cash equivalents		$117,072	$107,965
	Interest earning deposits in banks and fed funds sold		361	1,746
	Loans held for sale		30,634	32,351
	Securities available for sale		1,249,250	1,165,382
	Gross loans		3,278,800	2,992,309
	Allowance for loan losses		(40,945)	(42,115)

	Net Loans		$3,237,855	$2,950,194
	Company owned life insurance		123,743	116,475
	Premises and equipment, net		85,320	72,427
	Goodwill		15,575	15,575
	Foreclosed real estate, net		4,940	4,433
	Other assets		75,738	77,080

	Total Assets		$4,940,488	$4,543,628

	LIABILITIES
	Deposits:
	Demand deposits		$1,735,272	$1,622,735
	Savings deposits		327,517	244,587
	Other time deposits		1,671,902	1,508,515

	Total Deposits		$3,734,691	$3,375,837
	Short-term borrowings		589,158	557,063
	Long-term borrowings		165,018	184,610
	Other liabilities		65,043	50,534

	Total Liabilities		$4,553,910	$4,168,044

	STOCKHOLDERS’ EQUITY
	Preferred stock, $1 par value: authorized 10,000,000 shares; none issued		$—	$—
	Common stock, $0.22 par value: authorized 45,000,000 shares;

	2004	2003
Issued	29,904,068	29,830,041
Outstanding	24,820,745	25,079,471	6,643	6,625
Treasury stock	5,083,323	4,750,570	(102,832)	(91,812)
	Additional paid-in capital		74,102	73,862
	Retained earnings		407,045	378,305
	Deferred compensation		(273)	(353)
	Accumulated other comprehensive income		1,893	8,957

	Total Stockholders’ Equity		$386,578	$375,584

	Total Liabilities and Stockholders’ Equity		$4,940,488	$4,543,628

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$179,250	$175,786	$185,141
Income on securities:
Taxable	43,693	39,220	51,557
Tax-exempt	7,015	8,636	11,461

Total Income on Securities	$50,708	$47,856	$63,018
Interest on federal funds sold and other short-term investments	131	161	150
Interest and fees on loans held for sale	3,720	4,908	4,740
Interest on deposits in banks	18	37	79

Total Interest Income	$233,827	$228,748	$253,128
INTEREST EXPENSE
Interest on deposits	$58,908	$69,024	$92,420
Interest on short-term borrowings	12,610	10,578	17,071
Interest on long-term borrowings	9,337	10,459	12,869

Total Interest Expense	$80,855	$90,061	$122,360

Net Interest Income	$152,972	$138,687	$130,768
Provision for loan losses	15,530	24,917	12,574

Net Interest Income After Provision for Loan Losses	$137,442	$113,770	$118,194
NON-INTEREST INCOME
Trust and asset management income	$20,987	$22,524	$24,707
Service charges on deposits	20,050	18,611	17,869
Mortgage banking income	4,800	13,187	4,537
Company owned life insurance income	5,739	7,022	5,684
Brokerage commission income	3,112	2,634	2,025
Bankcard fee income	4,128	3,504	3,366
Gain on sale of branches	—	8,208	—
Gain on sale of loans	2,462	2,491	—
Other	5,874	5,061	6,218

Total Non-Interest Income, Excluding Net Security Gains	$67,152	$83,242	$64,406
Net security gains	3,385	4,375	2,503

Total Non-Interest Income	$70,537	$87,617	$66,909
OPERATING EXPENSES
Compensation expense	$69,297	$63,214	$57,697
Employee benefits	18,087	16,970	15,601
Net occupancy expense	9,674	8,772	7,854
Equipment expense	9,487	9,610	7,807
Data processing expense	2,306	5,096	6,783
Professional fees	4,494	4,583	4,262
Communication expense	4,574	4,693	4,128
Advertising and business development	6,194	5,792	5,199
Amortization of intangible assets	—	141	141
Other	19,832	22,906	18,140

Total Operating Expenses	$143,945	$141,777	$127,612

Income Before Income Taxes	$64,034	$59,610	$57,491
Income taxes	18,338	16,106	14,020

Net Income	$45,696	$43,504	$43,471

EARNINGS PER COMMON SHARE
Basic	$1.83	$1.75	$1.76
Diluted	$1.81	$1.73	$1.75
DIVIDENDS PER COMMON SHARE	$0.68	$0.66	$0.64
AVERAGE COMMON SHARES OUTSTANDING
Basic	24,955	24,896	24,701
Diluted	25,251	25,090	24,911

See accompanying notes to consolidated financial statements

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(in thousands, except share data)
Balance at December 31, 2001	$6,605	$(100,197)	$74,045	$323,615	$(2,107)	$(301)	$301,660

Comprehensive Income:
Net Income	—	—	—	43,471	—	—	43,471
Current period unrealized gains on hedging activities	—	—	—	—	—	4,305	4,305
Reclassification of losses on hedging activities to earnings	—	—	—	—	—	3,951	3,951
Income tax effect related to items of other comprehensive income	—	—	—	—	—	(3,220)	(3,220)

Net effect of hedging activities	—	—	—	—	—	5,036	5,036

Net unrealized holding gains on securities available for sale arising during the period	—	—	—	—	—	29,298	29,298
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(2,503)	(2,503)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	(10,471)	(10,471)

Net unrealized gains on securities available for sale	—	—	—	—	—	16,324	16,324

Comprehensive Income	—	—	—	43,471	—	21,360	64,831

Cash dividends on common stock-$0.64 per share	—	—	—	(15,839)	—	—	(15,839)
Purchase of 109,448 shares for the treasury	—	(2,412)	—	—	—	—	(2,412)
Deferred compensation expense and other	—	—	778	—	1,592	—	2,370
Reissuance of 248,985 treasury shares for incentive plans	—	5,566	(1,330)	—	(8)	—	4,228
Issuance of 46,468 common shares for Employee Stock Plan	10	—	833	—	—	—	843

Balance at December 31, 2002	$6,615	$(97,043)	$74,326	$351,247	$(523)	$21,059	$355,681

Comprehensive Income:
Net Income	—	—	—	43,504	—	—	43,504
Current period unrealized gains (losses) on hedging activities	—	—	—	—	—	—	—
Reclassification of gains on hedging activities to earnings	—	—	—	—	—	(2,269)	(2,269)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	885	885

Net effect of hedging activities	—	—	—	—	—	(1,384)	(1,384)

Net unrealized holding losses on securities available for sale arising during the period	—	—	—	—	—	(13,367)	(13,367)
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(4,375)	(4,375)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	7,024	7,024

Net unrealized losses on securities available for sale	—	—	—	—	—	(10,718)	(10,718)

Comprehensive Income (Loss)	—	—	—	43,504	—	(12,102)	31,402

Cash dividends on common stock-$0.66 per share	—	—	—	(16,446)	—	—	(16,446)
Purchase of 257,428 shares for the treasury	—	(6,328)	—	—	—	—	(6,328)
Deferred compensation expense and other	—	—	176	—	336	—	512
Reissuance of 504,209 treasury shares for incentive plans	—	11,559	(1,473)	—	(166)	—	9,920
Issuance of 44,180 common shares for Employee Stock Plan	10	—	833	—	—	—	843

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(in thousands, except share data)
Balance at December 31, 2003	$6,625	$(91,812)	$73,862	$378,305	$(353)	$8,957	$375,584

Comprehensive Income:
Net Income	—	—	—	45,696	—	—	45,696
Current period unrealized gains (losses) on hedging activities	—	—	—	—	—	—	—
Reclassification of gains on hedging activities to earnings	—	—	—	—	—	(970)	(970)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	378	378

Net effect of hedging activities	—	—	—	—	—	(592)	(592)

Net unrealized holding losses on securities available for sale arising during the period	—	—	—	—	—	(7,050)	(7,050)
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(3,385)	(3,385)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	3,963	3,963

Net unrealized losses on securities available for sale	—	—	—	—	—	(6,472)	(6,472)

Comprehensive Income (Loss)	—	—	—	45,696	—	(7,064)	38,632

Cash dividends on common stock-$0.68 per share	—	—	—	(16,956)	—	—	(16,956)
Purchase of 862,873 shares for the treasury	—	(24,847)	—	—	—	—	(24,847)
Deferred compensation expense and other	3	—	162	—	170	—	335
Reissuance of 530,106 treasury shares for incentive plans	—	13,827	(1,335)	—	(90)	—	12,402
Issuance of 67,372 common shares for Employee Stock Plan	15	—	1,413	—	—	—	1,428

Balance at December 31, 2004	$6,643	$(102,832)	$74,102	$407,045	$(273)	$1,893	$386,578

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Cash Flows From Operating Activities
Net income	$45,696	$43,504	$43,471
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	7,751	6,649	5,921
Amortization and accretion of securities, net	3,628	11,123	6,772
Provision for loan losses	15,530	24,917	12,574
Amortization of intangible assets	—	141	141
Company owned life insurance income, net of death benefits	(5,002)	(6,506)	(5,684)
Gain on sale of branches	—	(8,208)	—
Net securities gains	(3,385)	(4,375)	(2,503)
Net gain on sale of loans	(2,462)	(2,491)	—
Net gain on sale of mortgage loans held for sale	(2,326)	(8,263)	(11,886)
Originations of mortgage loans held for sale	(392,889)	(822,580)	(717,954)
Proceeds from sales of mortgage loans held for sale	397,485	860,993	751,778
Deferred income tax expense (benefit)	1,152	729	(3,929)
Tax benefit on exercise of stock options	1,491	1,361	998
Other, net	18,639	(3,275)	3,471

Net cash provided by operating activities	$85,308	$93,719	$83,170

Cash Flows From Investing Activities
Proceeds from maturities of securities available for sale	$236,808	$623,012	$366,507
Proceeds from sales of securities available for sale	81,541	111,134	61,568
Purchase of securities available for sale	(397,877)	(750,558)	(491,307)
Net (increase) decrease in federal funds sold and other short-term investments	(250)	4,200	(3,900)
Net decrease in interest earning deposits in banks	1,635	405	936
Net increase in loans	(469,469)	(288,614)	(426,959)
Proceeds from the sale of loans	164,111	107,734	499
Investment in company owned life insurance	(2,266)	(1,055)	(3,248)
Premises and equipment expenditures, net	(20,654)	(23,813)	(14,248)
Proceeds from the sale of foreclosed real estate	3,924	6,140	8,325

Net cash used for investing activities	$(402,497)	$(211,415)	$(501,827)

Cash Flows From Financing Activities
Net increase in demand deposits and savings accounts	$195,467	$416,794	$88,975
Net increase (decrease) in other time deposits	163,387	(218,251)	317,441
Net (decrease) increase in short-term borrowings	(3,082)	(63,489)	36,847
Proceeds from long-term borrowings	—	40,000	1,067
Payment of long-term borrowings	(12)	(15,806)	(515)
Net payments to settle branch sales	—	(65,439)	—
Dividends paid	(16,956)	(16,446)	(15,839)
Issuance of common shares for employee stock plan	1,428	843	843
Reissuance of treasury shares for incentive plans	10,911	8,559	3,230
Purchase of shares for treasury	(24,847)	(6,328)	(2,412)

Net cash provided by financing activities	$326,296	$80,437	$429,637

Net change in cash and cash equivalents	$9,107	$(37,259)	$10,980
Cash and cash equivalents:
Beginning of year	107,965	145,224	134,244

End of year	$117,072	$107,965	$145,224

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$57,859	$78,369	$87,887
Interest paid on borrowings	23,235	21,844	31,534
Income tax payments	11,335	19,350	13,699
Non-Cash Investing and Financing
Foreclosed real estate—acquired in settlement of loans	4,163	7,702	6,467
Transfer current portion of long-term borrowings to short-term borrowings	35,177	25,039	82,950
Capitalized Interest	145	262	201
De-consolidation of AMCORE Capital Trust I—increases in assets and liabilities	16,238	—	—
Transfer of loans to held for sale loans	75,000	—	—

Balance changes resulting from branch sales are excluded from individual line items such as deposits, loans, and fixed assets.

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of AMCORE Financial, Inc. and subsidiaries (Company) conform to U.S. generally accepted accounting principles. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from those estimates.

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

In December 2003, the Financial Accounting Standards Board (FASB) issued FIN 46R, “Consolidation of Variable Interest Entities”. FIN 46R is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and applies to certain variable interest entities (VIEs) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted FIN 46R for the reporting period ended March 31, 2004. Upon adoption, the Company was required to de-consolidate its investment in AMCORE Capital Trust I (Trust) a statutory business trust. As a result of the de-consolidation, the December 31, 2004 balance reflects $41.2 million of long-term debt on the Consolidated Balance Sheet which includes the previously reported $25.0 million of outstanding preferred securities, $15.0 million of preferred securities held by another subsidiary of the Company and previously eliminated in consolidation, plus $1.2 million of common securities held by the Company, which were also previously eliminated in consolidation. See Note 10 for additional information.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers cash on hand, amounts due from banks, and cash items in process of clearing to be cash and cash equivalents. Cash flows for federal funds sold and other short-term investments, interest-earning deposits in banks, loans, demand deposits and savings accounts, time deposits and short-term borrowings are each reported net.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are recorded at the lower of cost or fair value in the aggregate. The BANK routinely engages in forward sales contracts on mortgage loans originated and held for sale into the secondary market in order to minimize its risk of loss between the time the loan is originated and the time it is sold. Mortgage loans subject to a forward contract are marked-to-market pursuant to Statement of Financial Accounting Standards (SFAS) No. 133. See discussion under Derivative Financial Instruments and Hedge Activities later in this note. Gains and losses on the sale of loans are included in mortgage banking income.

Securities and Other Investments

Debt securities are classified into three categories: held to maturity, available for sale and trading. Securities for which the Company has the ability and the intent to hold to maturity are classified as held to maturity and are reported at amortized cost. Securities held for resale are classified as trading securities and are reported at fair value with unrealized gains and losses recorded in earnings. Securities, which are neither held to maturity nor trading, are classified as available for sale and are reported at fair value with unrealized gains and losses reported in Other Comprehensive Income (OCI). The level yield method is used for the amortization and accretion of premiums and discounts. The cost of securities sold is determined on a specific identification method. There were no held to maturity or trading securities outstanding during the years presented in the Consolidated Balance Sheets.

Non-marketable equity securities, which include private equity fund investments, are reported under the cost or equity method depending on percentage of ownership. Also included in non-marketable equity securities are investments in Federal Reserve Bank, Federal Home Loan Bank and Federal Home Loan Mortgage Company stock. Investments in affordable housing tax credit projects without guaranteed yields are reported on the equity method. Those with guaranteed yields are reported using the effective yield method. See discussion of Financial Accounting Standards Board Interpretation No. (FIN) 46 below. Private equity fund and affordable housing tax credit investments are reported as other assets on the Consolidated Balance Sheets.

When it is determined that securities or other investments are impaired and the impairment is other than temporary, an impairment loss is recorded in earnings and a new basis is established. See Note 3 for additional information.

Loans and Allowance for Loan Losses

Loans that management has the ability and intent to hold for the foreseeable future are recorded at the amount advanced to the borrower plus certain costs incurred by AMCORE to originate the loan, less certain origination fees that are collected from the borrower. The carrying amount of loans is reduced as principal payments are made. Payments made by the borrower are allocated between interest income and principal payment based upon the outstanding principal amount, the contractual rate of interest and other contractual terms. The carrying amount is further adjusted to reflect amortization of the origination costs, net of origination fees. These items are amortized over the expected life of the loan using methods that approximate the level-yield method.

The accrual of interest income is generally discontinued (Non-Accrual Status) when management believes that collection of principal and/or interest is doubtful. Generally, loans that are not well secured and in the process of collection are placed in Non-Accrual Status when payment becomes past due for more than 90 days except for residential real estate loans which are placed on Non-Accrual Status at 120 days past due. Payments received from the borrower after a loan is placed on Non-Accrual Status are applied to reduce the principal balance of the loan until such time that collectibility of remaining principal and interest is no longer doubtful. Unpaid interest that has previously been recorded as income is written-off when a loan is placed on Non-Accrual Status. The outstanding loan balance is written-off against the allowance for loan losses when management determines that probability of collection of principal will not occur.

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

Premises and Equipment

Premises and equipment including leasehold improvements are stated at cost less accumulated depreciation and amortization. Capitalized leases are recorded at the present value of minimum lease payments over the life of the lease (limited to the fair value of the property at the inception of the lease) less accumulated amortization. Depreciation is computed principally on the straight-line method over the estimated useful life of the assets. Leasehold improvements and capitalized leases are amortized using the straight-line method over the terms of the respective leases or their useful lives, whichever is shorter. See Note 5 for additional information.

Intangible Assets

Certain intangible assets, such as core deposit and goodwill, have arisen from the purchase of subsidiaries. Core deposit intangibles represent a valuation of acquired deposit relationships and are amortized based on the present value of the future net income or cost savings derived from the related deposits. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but must be tested at least annually for impairment. See discussion under Impairment of Long-Lived Assets later in this note.

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

Mortgage Servicing Rights

The Company recognizes as separate assets the rights to service mortgage loans for others. Mortgage servicing rights that are retained when mortgage loans are sold are recorded by allocating the previous carrying amount of the sold loan between the servicing rights retained and the loans that are sold to a third-party. This allocation is based upon the relative fair values of the mortgage servicing rights and the loans sold. Because it is retained as an asset, the amount allocated to mortgage servicing rights will have a favorable impact on the amount of gain or loss that is recognized on the sale of the loans.

The mortgage servicing rights asset is amortized based on actual amortization of the underlying servicing portfolio. Amortization of the servicing rights asset will reduce the amount of income that is recorded in the respective period from the servicing of the mortgage loans.

Each reporting period, the Company re-evaluates the fair value of its remaining mortgage servicing rights assets. The amount that the carrying amount of mortgage servicing rights exceeds the new estimate of fair value is charged against earnings for the period. Rather than directly reducing the carrying amount of the servicing rights asset, a valuation allowance is established for the same amount as the charge against earnings. In subsequent reporting periods, depending upon current estimates of fair value, the valuation allowance may be reversed. The reversal is limited to the remaining amount of the valuation allowance and will result in an increase in earnings.

The periodic re-evaluation of fair value is based upon current estimates of the present value of remaining net servicing cash flows that incorporate numerous assumptions including the cost of servicing the loans, discount rates, prepayment rates and default rates. This re-evaluation is performed by stratifying mortgage servicing rights assets into pools based upon loan type and investor. Valuation allowances are recorded for each defined pool, as applicable. Valuation allowances required for one pool cannot be offset by the amount that the fair value of another pool exceeds its carrying amount. See Note 7 for additional information.

Loan Securitization and Sales of Receivables

The Company sells receivables in securitizations of automobile loans, at which time the net carrying amount of the loans is removed from the balance sheet, and certain retained residual interests are recorded. The retained interests include rights to service the loans that are sold (the “Servicing Rights”) and an interest in residual cash flows (the “Interest Only Strip”). The Interest Only Strip includes the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the “Excess Spread”) plus an interest in sales proceeds that are not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the “Credit Enhancement” or “Overcollateralization”). The carrying value of the loans removed from the balance sheet include the unpaid principal balance of the loans, net of an allocable portion of the Allowance for Loan Losses, minus the portion of the carrying value of the loans that are allocated to the retained residual interests. These allocations are based upon the relative fair values of the retained residual interests and the loans sold. Because they are retained assets, the amount allocated and recorded for the residual interests have a favorable impact on the amount of gain or loss that is recognized on the sale of the loans.

No asset or liability is recorded for Servicing Rights since the projected income from the Servicing Rights approximates what is considered “adequate compensation” for servicing the loans. Income from servicing is recognized as earned pursuant to the terms of the servicing agreement and to the extent cash collections from the borrowers exceed payments to the investors and agent. Cash collections in excess of the Servicing Rights income that is earned is next applied to the Interest Only Strip. The value allocated to the Interest Only Strip is reduced and interest income is recorded assuming a constant yield based upon the discount rate used to estimate its fair value. At the end of the estimated life of the securitization, the carrying value of the Interest Only Strip that is attributable to the Excess Spread will be fully amortized. At that time, the carrying value of the Interest Only Strip that is attributable to the Overcollateralization will have accreted to the amount of the sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans less credit losses and excess Overcollateralization previously refunded by the securitization trust because it exceeded contractual requirements. At that time cash is expected to be released by the securitization trust in an amount that equals the accreted value of the Overcollateralization.

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

Impairment of Long-Lived Assets

Long-lived assets including goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized by a reduction to the carrying amount of the asset, thus establishing a new cost basis, with an offsetting charge to expense.

Goodwill is tested for impairment annually and on an interim basis whenever events or changes in circumstances indicate that it is more-likely-than-not that goodwill has been impaired. The annual impairment testing is a two-step process during which each reporting unit is evaluated separately. The reporting units are the same as the segments listed in Note 18. In the first step, a determination is made whether or not the fair value of the reporting unit is greater than it’s carrying (book) value. If not, in the second step, the fair value of individual assets are evaluated to determine whether or not market value assigned to goodwill is less than carrying value, in which case a charge to earnings would be required for the amount of the deficiency. For all segments, the fair value of the reporting unit has been greater than the carrying value at each annual testing date. As a result, step two has not been necessary and no impairment loss was recognized. There have been no events or circumstances that have occurred that would have required an interim evaluation. At December 31, 2004 and 2003, the Company had $15.6 million of unamortized goodwill. See Note 6 for additional information.

Trust and Managed Assets

Assets that are held by subsidiaries in a fiduciary or agency capacity are not included in the consolidated financial statements as they are not assets of the Company. The total assets either administered or managed by the Company at December 31, 2004 and 2003 were $4.4 billion and $4.3 billion, respectively.

Derivative Financial Instruments and Hedging Activities

The Company uses certain financial instruments called derivatives to help manage (Hedge) its risk or exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives used most often are interest rate swaps, caps, collars and floors (collectively, “Interest Rate Derivatives”), mortgage loan commitments and forward contracts. Interest Rate Derivatives are contracts with a third party (the “Counter-party) to exchange interest payment streams based upon an assumed principal amount (the “Notional Principal Amount”). The Notional Principal Amount is not advanced from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams.

The Company uses interest rate swaps to convert fixed-rate assets and liabilities to floating-rate assets or liabilities. This is typically done when a fixed-rate liability has been incurred to fund a variable-rate loan or investment or when a commercial customer requires a long-term fixed-rate loan. The interest rate swap has the effect of matching the interest rate risk on the funding with the interest rate risk on the loans or investment or of eliminating the long-term interest rate risk, respectively. These types of Hedges are considered fair value Hedges. Interest rate swaps are also used by the Company to convert assets and liabilities with variable-rate cash flows to assets and liabilities with fixed-rate cash flows (the “Hedged Items”). Under this arrangement, the Company receives payments from or makes payments to the Counter-party at a specified floating-rate index that is applied to the Notional Principal Amount. This periodic receipt or payment essentially offsets floating-rate interest payments that the Company makes to its depositors or lenders or receives from its loan customers. In exchange for the receipts from or payments to the Counter-party, the Company makes payments to or receives a payment from the Counter-party at a specified fixed-rate that is applied to the Notional Principal Amount. Thus, what was a floating rate obligation or a floating rate asset before entering into the derivative arrangement is transformed into a fixed rate obligation or asset. These types of Hedges are considered cash flow Hedges.

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

All derivatives are recognized at fair value in the Consolidated Balance Sheets. Changes in fair value for derivatives that are not Hedges as defined by U.S. generally accepted accounting principles are recognized in the Consolidated Statements of Income (Income Statement) as they arise. If the derivative is a Hedge, depending on the nature of the Hedge, changes in the fair value of the derivative are either offset in the Income Statement or recorded as a component of other comprehensive income (OCI) in the Consolidated Statements of Stockholders’ Equity. If the derivative is designated as a fair value Hedge, the changes in the fair value of the derivative and of the Hedged item attributable to the Hedged risk are recognized in the Income Statement. To the extent that fair value Hedges are highly effective, changes in the fair value of the derivatives will largely be offset by changes in the fair values of the Hedged items. If the derivative is designated as a cash flow Hedge, changes in the fair value due to the passage of time (Time Value) are excluded from the assessment of Hedge effectiveness and therefore flow through the Income Statement for each period. The effective portion of the remaining changes in the fair value of the derivative (Intrinsic Value) are recorded in OCI and are subsequently recognized in the Income Statement when the Hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow Hedges are recognized in the Income Statement. Hedge ineffectiveness is caused when the change in expected future cash flows or fair value of a Hedged item does not exactly offset the change in the future expected cash flows or fair value of the derivative instrument, and is generally due to differences in the interest rate indices or interest rate reset dates. All derivatives, with the exception of a small notional amount of swaps left unhedged due to the call of the Hedged Item, qualify and have been designated as Hedges.

Also considered derivatives are 1-4 family residential mortgage loan commitments (the “Commitments”) and forward mortgage loan sales (the “Forward Contracts”) to the secondary market (collectively “Mortgage Loan Derivatives”) that are reported at fair value on the balance sheet. Changes in the fair value of the Mortgage Loan Derivatives are included in other income or expense as they occur. However, since the Company’s Forward Contracts qualify and have been designated as fair value Hedges of its portfolio of loans held for sale (the “Warehouse Loans”) as well as a Hedge of its Commitments, the Warehouse Loans are also adjusted to fair value. The change in fair value of Warehouse Loans is recorded in other income or expense as it occurs. To the extent that the Company’s Forward Contracts are highly effective, the changes in the fair value of the Forward Contracts will largely offset changes in fair value of the Commitments and Warehouse Loans.

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

Most of the Company’s Hedges employ “shortcut” accounting because the critical terms of the derivative and the Hedged Item are the same. As a result, complete offsets in cash flows or fair values are assumed and no ineffectiveness is recognized in earnings. These Hedges are monitored on a quarterly basis to verify that there have been no changes in the derivative or the Hedged Item that would invalidate this conclusion.

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

Stock-Based Employee Compensation Plans

The Company has stock-based employee compensation plans, which are described more fully in Note 13. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, according to the intrinsic value method for all periods presented. No stock-based employee compensation cost is reflected in net income because all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the options have no intrinsic value at the date of grant. Had compensation cost for these grants been determined based on the grant date fair values of awards (the method described in SFAS No. 123, “Accounting for Stock-Based Compensation”), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Net Income:
As reported	$45,696	$43,504	$43,471
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,914)	(2,355)	(2,673)

Pro forma	$43,782	$41,149	$40,798

Diluted Shares:
As reported	25,251	25,090	24,911
Deduct: Shares due to average unrecognized compensation cost related to future services	(82)	(139)	(150)

Pro forma	25,169	24,951	24,761

Basic earnings per share:
As reported	$1.83	$1.75	$1.76
Pro forma	1.75	1.65	1.65
Diluted earnings per share:
As reported	$1.81	$1.73	$1.75
Pro forma	1.74	1.65	1.65

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2004, 2003 and 2002, respectively: dividend rates of 2.11%, 2.51%, and 2.95%, price volatility of 28.19%, 30.43% and 40.53%; risk-free interest rates of 4.17%,

3.12% and 5.28%; and expected lives of 5.5 years. The average fair value of each option granted during 2004 was $7.40.

Legal and Other Contingencies

The Company recognizes as an expense legal and other contingencies when, based upon available information, it is probable that a liability has been incurred and the amount or range of amounts can be reasonably estimated. See Note 15 for additional information.

Income Taxes

Deferred taxes are provided on the asset/liability method whereby net operating losses, tax credit carryforwards, and deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. See Note 16 for additional information.

Earnings Per Share

Basic earnings per share is based on dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur if stock options granted pursuant to incentive stock option plans were exercised or converted into common stock, based on the treasury stock method, and any shares contingently issuable, that then shared in the earnings of the Company. See Note 17 for additional information.

Segment Information

The Company discloses operating segments based on the “management” approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. See Note 18 for additional information.

Reclassifications

Certain prior year amounts may be reclassified to conform to the current year presentation.

Recently Issued Accounting Standards

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. In addition, SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions) and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity’s other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares be classified as liabilities. SFAS No. 150 amends SFAS No. 128, “Earnings Per Share”, and SFAS No. 133, and nullifies (or partially nullifies) various EITF consensuses. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB issued Staff Position (FSP) No. 150-3 which deferred the application of several provisions of SFAS No. 150. The adoption of SFAS No. 150 and FSP No. 150-3 did not, and are not expected to, have a material effect on the Company’s Consolidated Financial Statements.

In March 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments”. SAB No. 105 applies to all registrants that issue loan commitments that relate to the origination of mortgage loans that will be held for sale and applies specifically to loan commitments that are issued after March 31, 2004. The adoption of SAB No. 105 did not have a material effect on the Company’s Consolidated Financial Statements.

In September 2004, the FASB issued FSP No. EITF 03-1-1 which delayed the effective date for the measurement recognition guidance contained in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which was effective for fiscal years ending after December 15, 2003. Until new guidance is issued, companies must continue to comply with the disclosure requirements of EITF 03-1 and all relevant measurement and recognition requirements of other accounting literature. EITF 03-1 requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. These disclosures are contained in Note 3. The Company will complete its evaluation of the impact upon issuance of final guidance from the FASB.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (123R), “Share-Based Payment”; an amendment of FASB Statements No. 123 and 95. SFAS No. 123R will require compensation cost relating to share-based payment transactions be recognized in Consolidated Financial Statements, effective for the Company’s third quarter in 2005. The Company has not yet completed its evaluation of the standard, but anticipates that it will result in a reduction in earnings and earnings per share beginning with the third quarter of 2005.

NOTE 2 – MERGERS, ACQUISITIONS AND DIVESTITURES

Completed Divestitures:

During 2003, the Company sold six Wisconsin branches in Clinton, Darien, Montello, Kingston, Dalton and Westfield, resulting in $8.2 million pre-tax gains, net of associated costs. For the six branches sold, $47.8 million in loans, $124.6 million in deposits and $2.1 million in premises and equipment were transferred to the respective buyers. The net cash paid by the Company to settle the divestitures was $65.4 million.

NOTE 3 – SECURITIES

A summary of information for investment securities, categorized by security type, is as follows. Fair values are based upon available quoted market prices or are based on quoted prices for similar financial instruments.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
At December 31, 2004
Securities Available for Sale:
U.S. Treasury	$5,013	$—	$(17)	$4,996
U.S. Government agencies (1)	92,523	109	(390)	92,242
Agency mortgage-backed securities (1)	892,344	3,750	(7,366)	888,728
State and political subdivisions	169,658	6,390	(60)	175,988
Corporate obligations and other (2)	86,638	764	(106)	87,296

Total Securities Available for Sale	$1,246,176	$11,013	$(7,939)	$1,249,250

At December 31, 2003
Securities Available for Sale:
U.S. Treasury	$5,000	$27	$—	$5,027
U.S. Government agencies (1)	78,582	532	(1)	79,113
Agency mortgage-backed securities (1)	835,986	9,400	(5,169)	840,217
State and political subdivisions	144,580	8,855	—	153,435
Corporate obligations and other (2)	87,725	854	(989)	87,590

Total Securities Available for Sale	$1,151,873	$19,668	$(6,159)	$1,165,382

At December 31, 2002
Securities Available for Sale:
U.S. Treasury	$5,002	$15	$—	$5,017
U.S. Government agencies (1)	3,841	17	(4)	3,854
Agency mortgage-backed securities (1)	730,969	21,801	(421)	752,349
State and political subdivisions	215,109	11,129	(4)	226,234
Corporate obligations and other	187,289	2,304	(3,586)	186,007

Total Securities Available for Sale	$1,142,210	$35,266	$(4,015)	$1,173,461

A summary of unrealized loss information for investment securities, categorized by security type, at December 31, 2004 was as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (3)	Fair Value	Unrealized Losses
	(in thousands)
Description of Securities
Securities Available for Sale:
U.S. Treasury	$4,996	$(17)	$—	$—	$4,996	$(17)
U.S. Government agencies (1)	76,048	(390)	—	—	76,048	(390)
Agency mortgage-backed securities (1)	465,834	(4,416)	131,652	(2,950)	597,486	(7,366)
State and political subdivisions	12,815	(60)	—	—	12,815	(60)
Corporate obligations and other	11,352	(68)	1,860	(38)	13,212	(106)

Total Unrealized Losses on Securities Available for Sale	$571,045	$(4,951)	$133,512	$(2,988)	$704,557	$(7,939)

(1)	Includes Government Sponsored Enterprises (GSEs).
(2)	At December 31, 2004, includes investments of $4 million, $24 million, and $9 million, respectively, in stock of the Federal Reserve Bank (FRB), the Federal Home Loan Bank (FHLB) and preferred stock of Freddie Mac. At December 31, 2003, these amounts were $4 million, $23 million and $9 million, respectively. These investments are recorded at amortized historical cost or fair value, as applicable, with income recorded when dividends are declared. The FRB and FHLB are held to satisfy membership requirements and investment objectives.
(3)	The Company has the ability to hold, and has no present intent to dispose of, these securities as of December 31, 2004. Of the $3.0 million total unrealized losses 12 months or longer, all except $38,000 was related to 18 mortgage-backed securities issued by GSEs with an S&P quality rating of “AAA”. The $38,000 unrealized loss was related to a single asset-backed bond collateralized by owner occupied first lien, conforming mortgage loans. At December 31, 2004, the S&P quality rating for this bond was “AAA,” the security was sufficiently collateralized such that credit loss was considered remote, and the security has an average life of 2.1 years. In the event of prepayment, it is expected that the Company would recover substantially all of its recorded investment.

A summary of realized gain and loss information is as follows:

	2004	2003	2002
	(in thousands)
Realized Gains	$3,490	$4,733	$2,593
Realized Losses	(105)	(358)	(90)

Net Gains	$3,385	$4,375	$2,503

The amortized cost and fair value of securities available for sale as of December 31, 2004, by contractual maturity are shown below. Mortgage-backed security maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$12,864	$12,980
Due after one year through five years	156,222	157,922
Due after five years through ten years	97,742	101,922
Due after ten years	68,392	69,105
Mortgage-backed securities (agency and corporate)	910,956	907,321

Total Securities	$1,246,176	$1,249,250

At December 31, 2004 and 2003, securities with a fair value of approximately $905.4 million and $846.5 million, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes required by law.

The above schedules include amortized cost of $66.7 million and fair value of $67.4 million in equity investments at December 31, 2004. The amortized cost and fair value were $51.2 million and $51.8 million, respectively, at December 31, 2003, and $78.4 million and $79.0 million, respectively, at December 31, 2002. These are included in the “corporate obligations and other” and the “due after ten years” classifications above. At December 31, 2004, none had a fair value below amortized cost.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at December 31, 2004 and 2003 was as follows:

	2004	2003
	(in thousands)
Commercial, financial and agricultural	$764,339	$733,167
Real estate-commercial	1,533,917	1,147,592
Real estate-residential	412,753	362,254
Real estate-construction	250,855	194,495
Installment and consumer	316,838	554,514
Direct lease financing	98	287

Gross loans	$3,278,800	$2,992,309
Allowance for loan losses	(40,945)	(42,115)

Net Loans	$3,237,855	$2,950,194

Non-performing and past due loan information as of and for the years ended December 31, was as follows:

	2004	2003
	(in thousands)
Impaired Loans:
Non-accrual:
Commercial	$1,816	$3,218
Real estate	20,380	16,865
Other Non-performing:
Non-accrual loans (1)	7,952	11,588

Total Non-performing Loans	$30,148	$31,671

Loans 90 days or more past due and still accruing	$1,848	$3,304

Troubled debt restructurings	$14	$—

(1)	These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

Impaired loan information as of and for the years ended December 31, was as follows:

	2004	2003	2002
	(in thousands)
Impaired loans without an allowance allocation	$2,787	$896	$—
Impaired loans with an allowance allocation	19,409	19,187	13,856
Allowance provided for impaired loans	6,306	7,372	5,575
Average recorded investment in impaired loans	23,382	20,936	15,316
Interest income recognized from impaired loans	815	338	550

An analysis of the allowance for loan losses for the years ended December 31, follows:

	2004	2003	2002
	(in thousands)
Balance at beginning of year	$42,115	$35,214	$33,940
Provision charged to expense	15,530	24,917	12,574
Loans charged off	(18,318)	(19,579)	(13,088)
Recoveries on loans previously charged off	3,696	2,970	1,788
Reductions due to sale of loans	(2,078)	(1,407)	—

Balance at end of year	$40,945	$42,115	$35,214

The BANK has had, and is expected to have in the future, banking transactions with directors, executive officers, their immediate families and affiliated companies in which they are a principal stockholder (commonly referred to as related parties). These transactions were made in the ordinary course of business on substantially the same terms as comparable transactions with other borrowers.

Related party loan transactions during 2004 and 2003 were as follows:

	2004	2003
	(in thousands)
Balance at beginning of year	$12,911	$16,151
New loans	39,236	3,708
Repayments	(39,607)	(6,948)

Balance at end of year.	$12,540	$12,911

NOTE 5 – PREMISES, EQUIPMENT AND LEASE COMMITMENTS

A summary of premises and equipment at December 31, 2004 and 2003 follows:

	2004	2003
	(in thousands)
Land	$22,366	$15,720
Buildings and improvements	69,873	62,076
Furniture and equipment	61,137	58,658
Leasehold improvements	6,163	5,188
Construction in progress	4,458	5,341

Total premises and equipment	$163,997	$146,983
Accumulated depreciation and amortization	(78,677)	(74,556)

Premises and Equipment, net	$85,320	$72,427

Certain branch offices and equipment are leased under noncancellable leases. There were 28 leases in effect on branch locations and other properties at December 31, 2004. Of these, one branch lease is classified as a capital lease. All leases expire at various dates through the year 2035. However, in the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties since most of the Company’s leases contain renewal options for multi-year periods at fixed rentals or calculable rentals. Some leases contain escalation clauses calling for rentals to be adjusted for increased operating expenses or proportionately adjusted for increases in the consumer or other price indices. The following summary reflects the future minimum lease payments required under operating and capital leases that, as of December 31, 2004, have remaining noncancellable lease terms in excess of one year.

Years ending December 31,	Operating Leases	Capital Leases
	(in thousands)
2005	$2,489	$163
2006	2,161	169
2007	2,019	173
2008	1,800	173
2009	1,755	173
Thereafter	7,647	2,107

Total minimum lease payments	$17,871	$2,958

Less: Amount representing interest		(1,896)

Present value of net minimum lease payments		$1,062

	2004	2003	2002
	(in thousands)
Rental expense charged to net occupancy expense	$1,131	$1,373	$987

The following is an analysis of the leased property under capital leases:

	Asset balances at December 31,
	2004	2003
	(in thousands)
Branch facilities – buildings and improvements	$1,070	$1,070
Less: Accumulated amortization	(196)	(143)

	$874	$927

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill by segment (in thousands) at December 31, 2004 follows:

Retail Banking	$3,572
Commercial Banking	2,381
Trust and Asset Management	9,622

Total Goodwill	$15,575

All the Company’s core deposit intangibles were fully amortized as of December 31, 2003. There were no changes in the carrying amount of goodwill for the twelve months ended December 31, 2004. Changes in the carrying amount of goodwill for the year ended December 31, 2003 were related to the sale of six bank branches in the first quarter of 2003. The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows:

	Retail Banking	Commercial Banking	Trust and Asset Management	Total
	(in thousands)
Balance as of January 1, 2003	$3,614	$2,409	$9,622	$15,645
Goodwill related to branches sold	42	28	—	70

Balance as of December 31, 2003	$3,572	$2,381	$9,622	$15,575

Fair value of goodwill exceeded carrying value for all reporting units that have allocated goodwill at the annual evaluation dates, thus, no impairment loss was recognized. See Note 7 for information regarding the Company’s Originated Mortgage Servicing Rights asset.

NOTE 7 – MORTGAGE SERVICING RIGHTS

The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheets, was $1.3 billion and $1.2 billion at December 31, 2004 and 2003, respectively. Of this amount, the Company has recorded originated capitalized mortgage servicing rights on mortgage loans serviced balances of $1.2 billion at both December 31, 2004 and 2003. The remaining balance of originated loans sold and serviced for others also have servicing rights associated with them; however, these servicing rights arose prior to the adoption of SFAS No. 122, “Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65”, as amended by SFAS Nos. 125 and 140, and accordingly, have not been capitalized. Amounts collected as servicing agent on loans serviced for third-parties, and not yet remitted, totaled $11.3 million and $13.1 million at December 31, 2004 and 2003, respectively. These amounts are included in other liabilities on the Consolidated Balance Sheets.

The carrying value and fair value of capitalized mortgage servicing rights consisted of the following as of December 31, 2004 and 2003.

	2004	2003
	(in thousands)
Unamortized cost of mortgage servicing rights	$12,531	$11,244
Less OMSR valuation allowance	53	—

Carrying value of mortgage servicing rights	$12,478	$11,244

Fair value of mortgage servicing rights	$12,768	$11,674

The following is a disclosure of the key assumptions used in estimating the fair value of originated capitalized mortgage servicing rights.

Estimated fair market value of servicing is the present value of the expected future cash flows over the projected life of the loan. Assumptions used in the present value calculation are based on actual performance of the underlying servicing along with general market consensus. The expected cash flow is the net amount of all mortgage servicing income and expense items. The expected cash flow is discounted at an interest rate appropriate for the associated risk given current market conditions. Significant assumptions as of December 31, 2004 and 2003 include:

	2004	2003
Prepayment Speed (5 year average)	17.47%	19.25%
Discount Rate	9.00%	8.75%
Escrow Float Rate	3.75%	4.00%
Average Servicing Cost per Loan	$42.00	$43.00

The following is an analysis of the mortgage servicing rights activity and the related valuation allowance for 2004 and 2003. For the purpose of measuring impairment, loans are stratified and evaluated based on loan type and investor as determined by materiality and reasonableness.

	2004	2003
	(in thousands)
Unamortized Cost of Mortgage Servicing Rights
Balance at beginning of year	$11,244	$10,645
Additions of mortgage servicing rights	4,352	7,253
Amortization	(3,065)	(6,654)

Balance at end of year	$12,531	$11,244

Valuation Allowance
Balance at beginning of year	$—	$3,361
Impairment valuation charged to expense (recorded to income)	53	(3,361)

Balance at end of year	$53	$—

The estimated mortgage servicing rights amortization expense, which is part of the Mortgage Banking Segment, is as follows:

Years ending December 31,
(in thousands)
2005	$2,632
2006	2,190
2007	1,812
2008	1,474
2009	1,172
Thereafter	3,251

Total	$12,531

The weighted-average amortization period for mortgage servicing rights retained during the fourth quarter of 2004 was 11.1 years.

NOTE 8 – SALE OF RECEIVABLES

During 2004 and 2003, the Company sold $159 million and $106 million, respectively, of indirect automobile loans. Pre-tax gains of $1.7 million and $2.5 million were recognized in 2004 and 2003, respectively, from these transactions. There were no sales in 2002. Upon sale, the net carrying amount of the loans is removed from the consolidated balance sheet in exchange for cash and certain retained interests. The retained interests included rights to service the loans that were sold (the “Servicing Rights”) and an interest in residual cash flows (the “Interest-Only Strip”). The Interest-Only Strip includes the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the “Excess Spread”) plus an interest in sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the “Credit Enhancement” or “Overcollateralization”). These retained interests were allocated a carrying value at the time of sale of $11.3 million on the 2004 sales and $9.2 million on the 2003 sale.

The Company receives monthly servicing fees equal to 0.75 percent per annum of the outstanding beginning principal balance of the loans serviced for the month and rights to future cash flows arising after the investors in the securitization trust have received the returns for which they have contracted. The Company’s retained interests are subordinate to investor’s interests. The value of the Interest-Only Strip is subject to prepayment risk and interest rate risk on the Excess Spread and credit risk on the transferred automobile loans on the Overcollateralization. The Company’s risk of loss attributable to prepayment and credit risk is limited to its interest in the Interest-Only Strip. Neither the investors nor the securitization trust have any further recourse to the Company's other assets. Interest rate risk could exceed the Company's interest in the Excess Spread, but such a possibility is considered remote as of December 31, 2004.

Key economic assumptions used in measuring the retained interests at the date of the securitization and as of December 31, 2004 including the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

	Loans Sold During 2004	Loans Sold During 2003	As of December 31, 2004
			Actual	10% Adverse Change	20% Adverse Change
	(in thousands)
Prepayment speed assumptions
Prepayment speed	1.8%	1.7%	2.1%	2.3%	2.5%
Weighted average life (in months)	18.9	19.5	16.6	15.8	15.1
Fair value of retained interests	$11,495	$9,418	$14,336	$14,261	$14,232
Change in fair value	$—	$—	$—	$(75)	$(104)
Expected credit loss assumptions
Expected credit losses (loss to liquidation)	1.9%	1.9%	2.0%	2.2%	2.4%
Fair value of retained interests	$11,495	$9,418	$14,336	$13,952	$13,601
Change in fair value	$—	$—	$—	$(384)	$(735)
Residual cash flow discount rate assumptions
Residual cash flow discount rate (annual)	22%	20%	21.4%	23.5%	25.7%
Fair value of retained interests	$11,495	$9,418	$14,336	$13,982	$13,647
Change in fair value	$—	$—	$—	$(354)	$(689)

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

Total cash flows attributable to the indirect automobile loan securitization transactions was an inflow of $13.8 million and $6.4 million for 2004 and 2003, respectively. The following table summarizes the various cash flows received from and paid to the securitization trust:

	Proceeds From Securitizations	Servicing Fees Collected	Other Cash Flows	Fees Paid
	(in thousands)
Cash flows received from trust in 2004	$147,941	$724	$13,037	$—
Cash flows received from trust in 2003	$98,483	$718	$5,695	$—

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

	Total Principal Amount of Loans		Principal Amount of Delinquent Loans		Net Credit Losses Year-to-Date
	As of December 31
	2004	2003	2004	2003	2004	2003
	(in thousands)
Held in portfolio	$251,251	$477,004	$3,801	$8,108	$3,644	$5,151
Securitized	196,179	93,093	3,081	2,010	978	1,283

Total	$447,430	$570,097	$6,882	$10,118	$4,622	$6,434

Actual and projected static pool credit losses, as a percentage of indirect automobile loans securitized are 1.04%, 1.56% and 1.90% as of the years ended December 31, 2004, 2005, and 2006, respectively. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amounts shown here for each year are a weighted average for all indirect automobile loan securitizations.

NOTE 9 – SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at December 31, 2004, 2003 and 2002:

	2004	2003	2002
	(in thousands)
Securities sold under agreements to repurchase	$465,446	$435,029	$416,760
Federal Home Loan Bank borrowings	35,184	25,042	83,022
Federal funds purchased	78,990	74,950	55,323
U.S. Treasury tax and loan note accounts	9,535	12,000	12,000
Commercial paper and other short-term borrowings	3	10,042	28,408

Total Short-Term Borrowings	$589,158	$557,063	$595,513

Additional details on securities sold under agreements to repurchase are as follows:

Average balance during the year	$461,531	$378,099	$412,368
Maximum month-end balance during the year	$506,928	$435,029	$434,675
Weighted average rate during the year	2.16%	2.22%	2.64%
Weighted average rate at December 31	2.37%	1.96%	2.26%

The Company has a commercial paper agreement with an unrelated financial institution (Agent) that provides for the Company to issue non-rated short-term unsecured debt obligations at negotiated rates and terms, not to exceed $50.0 million. In the event the Agent is unable to place the Company’s commercial paper on a particular day, the proceeds are provided by overnight borrowings on a line of credit with the same financial institution. This agreement may be terminated at any time by written notice of either the Agent or the Company. As of December 31, 2004, no commercial paper was outstanding, thus, $50.0 million was available, while at December 31, 2003, $40.0 million was available.

NOTE 10 – LONG-TERM BORROWINGS

Long-term borrowings consisted of the following at December 31, 2004 and 2003:

	2004	2003
	(in thousands)
Federal Home Loan Bank borrowings	$122,721	$158,545
AMCORE Capital Trust I borrowings	41,238	—
Capital Trust preferred securities	—	25,000
Capitalized lease obligation	1,059	1,065

Total Long-Term Borrowings	$165,018	$184,610

The Company periodically borrows additional funds from the Federal Home Loan Bank (FHLB) in connection with the purchase of mortgage-backed securities and the financing of eligible family real estate loans. The average stated maturity of these borrowings at December 31, 2004 is 3.6 years, with a weighted average borrowing rate of 4.83%. Mortgage-related assets are required to be held as collateral for FHLB borrowings according to specific collateral guidelines established by the FHLB. Certain FHLB borrowings have prepayment penalties and call features associated with them. FHLB borrowings with call features, assuming they are called at the earliest call date, total $77.0 million in 2005.

Upon adoption of FIN 46, the Company was required to de-consolidate its investment in AMCORE Capital Trust (Trust). As a result of the de-consolidation, the December 31, 2004 balance reflects $41.2 million of long-term debt on its Consolidated Balance Sheets which included the previously reported $25.0 million of outstanding preferred securities, $15.0 million of preferred securities held by the BANK and previously eliminated in consolidation, plus $1.2 million of common securities held by the Company, which were also previously eliminated in consolidation.

The Trust preferred securities pay cumulative cash distributions semiannually at an annual rate of 9.35%. The securities are redeemable from March 25, 2007 until March 25, 2017 at a declining rate of 104.675% to 100% of the principal amount. After March 25, 2017, they are redeemable at par until June 15, 2027 when redemption is mandatory. Prior redemption is permitted under certain circumstances such as changes in tax or regulatory capital rules. The proceeds of the capital securities were invested by the Trust in junior subordinated debentures which represents all of the assets of the Trust. The Company fully and unconditionally guarantees the capital securities through the combined operation of the debentures and other related documents. The Company’s obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Company. The $41.2 million of Trust borrowings bear interest at a rate of 9.35% with put features that mirror the capital security call features.

Other long-term borrowings includes a capital lease with a net carrying value of $1.1 million on a branch facility leased by the Company. The Company is amortizing the capitalized lease obligation and depreciating the facility over the remaining non-cancelable term of the original lease, which expires or renews in 2021.

The Company reclassifies borrowings to short term borrowings when the remaining maturity becomes less than one year. Scheduled reductions of long-term borrowings are as follows:

Total
(in thousands)
2006	$16,722
2007	28
2008	79,014
2009	35
2010	443
Thereafter	68,776

Total Long-Term Borrowings	$165,018

During 2003, the Company extinguished $15.8 million of above-market interest rate FHLB debt early and replaced the debt with lower cost funding. A prepayment penalty of $1.6 million on the early extinguishment is recorded in other operating expenses in the Consolidated Statements of Income for the year ended December 31, 2003.

NOTE 11 – DERIVATIVE INSTRUMENTS

The Company uses derivatives to Hedge its risk or exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives currently used include interest rate swaps and mortgage loan commitments and forward contracts. Interest rate swaps are used by the Company to convert assets and liabilities with variable-rate cash flows to assets and liabilities with fixed-rate cash flows (cash flow Hedges). The Company also uses interest rate swaps to convert fixed-rate assets and liabilities to floating-rate assets or liabilities (fair value Hedges). These are further described in Note 1.

The following derivative related activity is included in other non-interest income in the Consolidated Statements of Income, for the years ended:

	2004	2003	2002
	(in thousands)
Changes in Value:
Time value component of cash flow Hedges	$—	$(3)	$(47)
Ineffective portion of cash flow Hedges	—	—	29
Free-standing derivatives	(6)	4	—
Ineffective portion of fair value Hedges	123	(24)	—
Mortgage loan derivatives	45	(345)	350

	$162	$(368)	$332
Tax effect	63	143	129

Net of tax income (loss)	$99	$(225)	$203

The longest-term fair value Hedge expires in December 2019. The Company had no cash flow Hedges as of December 31, 2004.

Reclassification from OCI to the Income Statement occurs each period as continuing cash flow payments bring the Intrinsic Value component of the market value of each cash flow Hedge closer to zero. Derivative losses of $4.0 million (pre-tax) were reclassified from OCI to the Income Statement as additional interest expense during the twelve months ended December 31, 2002, mostly through the normal postings of cash receipts and cash payments related to the derivatives and the Hedged Items. During 2002, swaps that were Hedging loan cash flows were sold, for which the Company received $3.3 million plus accrued interest. The gain continued to be classified in OCI and amortized into income over the original term of the swap. This pre-tax gain was amortized (reclassified) from OCI into income in the amounts of $970,000, $2.3 million and $96,000 during the years ended December 31, 2004, 2003 and 2002, respectively. The pre-tax gain was fully amortized at December 31, 2004 and there were no other outstanding cash flow Hedges included in OCI during the twelve months ended December 31, 2004.

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

The following table shows the carrying amounts and fair values of financial instruments at December 31, 2004 and 2003 that have liquid markets in which fair value is assumed to be equal to the carrying amount, have readily available quoted market prices, are based on quoted prices for similar financial instruments or represent quoted surrender values:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$117,072	$117,072	$107,965	$107,965
Interest earning deposits in banks and fed funds sold	361	361	1,746	1,746
Loans held for sale	30,634	30,634	32,351	32,351
Securities available for sale	1,249,250	1,249,250	1,165,382	1,165,382
Mortgage servicing rights	12,478	12,768	11,244	11,674
Company owned life insurance	123,743	123,743	116,475	116,475

The carrying amounts and fair values of accruing loans at December 31, 2004 and 2003 were as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Commercial, financial and agricultural	$758,393	$728,192	$724,283	$728,373
Real estate	2,174,662	2,188,670	1,683,533	1,761,252
Installment and consumer, net	315,509	322,808	552,573	587,502
Direct lease financing	88	88	249	289

Total accruing loans	$3,248,652	$3,239,758	$2,960,638	$3,077,416

Fair values of loans were estimated for portfolios with similar characteristics. The fair value of loans was calculated by discounting contractual and prepayment cash flows using estimated market discount rates which reflect the interest rate risk inherent in the loan. The fair value of non-accrual loans was $30.1 million and $31.7 million in 2004 and 2003, respectively. See Note 4 for additional information.

The carrying value of interest receivable and payable approximates fair value due to the relatively short period of time between accrual and expected realization. At December 31, 2004 and 2003, interest receivable was $20.4 million and $18.9 million, respectively, and interest payable was $15.1 million and $14.2 million, respectively.

The following table shows the carrying amounts and fair values of financial instrument liabilities at December 31, 2004 and 2003:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Demand deposits and savings	$2,062,789	$2,062,789	$1,867,322	$1,867,322
Time deposits	1,671,902	1,678,084	1,508,515	1,539,344
Short-term borrowings	589,158	590,718	557,063	561,955
Long-term borrowings	165,018	175,225	184,610	198,567
Letters of credit	949	1,397	1,190	2,373
Interest rate swap agreements	(286)	(286)	(2,573)	(2,573)
Interest rate cap agreements	—	—	(47)	(47)
Forward contracts	235	235	562	562
Mortgage loan commitments	(222)	(222)	(342)	(342)

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW and money market accounts, is equal to the carrying amount in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. There is, however, additional value to the deposits of the Company, a significant portion of which has not been recognized in the consolidated financial statements. This value results from the cost savings of these core funding sources versus obtaining higher-rate funding in the market. The fair value of time deposits was determined by discounting contractual cash flows using currently offered rates for deposits with similar remaining maturities.

The fair value of derivatives was estimated based on the amount the Company would pay or would be paid to terminate the contracts or agreements, using current rates and, when appropriate, the current creditworthiness of the counter-party. The carrying amounts of certain derivatives shown include accrued net settlements and any unamortized balance of premiums or discounts.

The above fair value estimates were made at a discrete point in time based on relevant market information and other assumptions about the financial instruments. As no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on judgments regarding current economic conditions, future expected cash flows and loss experience, risk characteristics and other factors. These estimates are subjective in nature and involve uncertainties and therefore cannot be calculated with precision. There may be inherent weaknesses in calculation techniques, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows which could significantly affect the results. In addition, the fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to assess the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant investments in subsidiaries, specifically the trust and asset management operations, are not considered financial instruments and the franchise values have not been included in the fair value estimates. Similarly, premises and equipment and intangible assets have not been considered.

Many of the above financial instruments are also subject to credit risk. Credit risk is the possibility that the Company will incur a loss due to the other party’s failure to perform under its contractual obligations. The Company’s exposure to credit loss in the event of non-performance by the other party with regard to commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for actual extensions of credit. The credit risk involved for commitments to extend credit and in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, securities, inventory, property and equipment and income-producing commercial properties. The Company is also exposed to credit risk with respect to its $124 million investment in BANK and Company owned life insurance. AMCORE manages this risk by diversifying its holdings among various carriers and by periodic internal credit reviews. All carriers have “Secure” ratings from A. M. Best that range from a low of “A” (Excellent) to “A++” (Superior).

The interest rate swap contracts involve the exchange of fixed for variable or variable for fixed interest rate payments and are based on the notional amount of the contract. The cap contract was also based on the notional amount of the contract. The notional amounts of these contracts only identify the size of the contracts and are used to calculate the interest payment amounts. The contracts are occasionally purchased at a premium or discount, which is amortized over the lives of the contracts. The only credit risk exposure AMCORE has is in relation to the counter-parties which all have investment grade credit ratings. All counter-parties are expected to meet any outstanding interest payment obligations.

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2004 and 2003, is as follows:

	2004	2003
	(in thousands)
Financial instruments whose contract amount represent credit risk only:
Commitments to extend credit	$816,882	$634,881
Letters of credit	196,185	189,845

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

Stock Incentive Plans. The AFI 2000 Stock Incentive Plan (Plan) provides for the grant of stock options, reload options, stock appreciation rights, performance units, restricted stock awards and stock bonus awards to key employees. The total number of shares approved and available for grant under the Plan in its first year was 2.5% of the total shares of stock outstanding as of the May, 2000 effective date and 1.5% of outstanding shares in each subsequent Plan year (not to exceed 425,000 in any such year). Options to purchase shares of common stock of the Company and restricted stock awards were granted to key employees pursuant to both the Plan and previous stock incentive plans.

Stock Options. Non-Qualified Stock Options are issued at an option price equal to the fair market value of the shares on the grant date. The options granted under the plans generally vest within three to five years and expire from seven to ten years from the date of grant. The following table presents certain information with respect to stock options issued pursuant to these incentive plans.

	2004		2003		2002
	Shares	Average Price	Shares	Average Price	Shares	Average Price
Options outstanding at beginning of year	2,026,065	$22.14	2,206,502	$20.96	1,876,786	$19.01
Options granted	256,050	28.10	310,564	23.82	622,875	23.85
Option reloads	34,306	29.48	55,742	24.14	18,181	22.51
Options exercised	(554,267)	21.69	(435,551)	17.45	(244,141)	13.33
Options lapsed	(67,264)	24.21	(111,192)	22.84	(67,199)	21.59

Options outstanding at end of year	1,694,890	$23.25	2,026,065	$22.14	2,206,502	$20.96

Options exercisable at end of year	1,054,390	$22.10	1,249,651	$21.63	1,122,838	$19.67

Performance Units. Performance Units (Units) were granted prior to 1999 and entitled holders to cash or stock payments if certain three-year return on equity performance targets were met. In addition, a dividend was paid on each Unit at a rate equivalent to the rate of dividends paid on each share of the Company’s common stock. The expense related to these Units for the year ended December 31, 2002 was approximately $62,000. 129,883 units were paid out during 2002 at a unit price of $4.97. There was no expense in 2004 or 2003. At the end of 2004, there were no performance units outstanding.

Restricted Stock Awards. Pursuant to the Plan, the Company issued common stock with restrictions to certain key employees. The shares are restricted as to transfer, but are not restricted as to dividend payment and voting rights. Transfer restrictions lapse at the end of three years contingent upon earnings and return on equity performance goals being met for each of the three years and contingent upon continued employment. If performance goals are not met, the restrictions lapse and shares fully vest at the end of nine years. The Company amortizes the expense over the performance period or, if the goals are not met, the vesting period. The expense related to these awards for the years ended December 31, 2004, 2003 and 2002 was approximately $22,000, $168,000 and $305,000, respectively. The following table presents certain information with respect to restricted stock awards granted pursuant to these incentive plans.

	2004		2003		2002
	Shares	Average Price	Shares	Average Price	Shares	Average Price
Restricted stock awards outstanding at beginning of year	29,852	$22.11	46,436	$15.95	69,821	$20.74
Release of restriction on stock due to vesting	(18,029)	19.97	(14,095)	18.47	(20,475)	20.58
Restricted stock awards forfeited	(657)	22.84	(2,489)	20.09	(2,910)	21.05

Restricted stock awards outstanding at end of year	11,166	$22.84	29,852	$22.11	46,436	$15.95

Directors’ Stock Plans. The Restricted Stock Plan for Non-Employee Directors provides that each current eligible non-employee director and each subsequently elected non-employee director receive, in lieu of a cash retainer, shares of common stock of the Company, the fair value of which is equal to three times the annual retainer. The shares vest annually over a three-year period based upon the anniversary date of the original award and continued service as a director. The expense related to the Stock Plan for the years ended December 31, 2004, 2003 and 2002 was approximately $94,000, $93,000 and $69,000, respectively.

The AFI 2001 Stock Option Plan for Non-Employee Directors (Option Plan) provides that each current eligible non-employee director and each subsequently elected non-employee director receive Options to purchase common stock of the Company. Each option granted under the Option Plan is issued with an option price equal to the fair market value of the underlying common stock at the date of grant. Options granted generally vest within one to three years and expire in seven to 10 years from the date of grant. The following table presents certain information with respect to stock options issued pursuant to the Option Plan and previous stock option plans.

	2004		2003		2002
	Shares	Average Price	Shares	Average Price	Shares	Average Price
Options outstanding at beginning of year	120,000	$20.79	234,480	$20.34	230,980	$19.28
Options granted	—	—	3,000	23.78	45,000	24.04
Options exercised	(22,000)	16.69	(111,480)	19.72	(25,250)	16.07
Options lapsed	(1,500)	24.04	(6,000)	24.59	(16,250)	22.13

Options outstanding at end of year	96,500	$21.67	120,000	$20.79	234,480	$20.34

Options exercisable at end of year	83,000	$21.29	90,000	$19.71	189,480	$19.46

Options Summary. The following table presents certain information as of December 31, 2004 with respect to issuances of stock options pursuant to all plans discussed above.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg Remaining Contractual Life	Weighted-Avg Exercise Price	Exercisable as of 12/31/04	Weighted-Avg Exercise Price
$ 5.54 – $20.00	242,399	3.9 Years	$17.53	242,399	$17.53
20.01 – 22.00	343,022	5.3	20.66	287,264	20.75
22.01 – 23.50	194,444	3.9	22.92	151,897	22.98
23.51 – 24.50	358,321	4.7	23.83	157,160	23.89
24.51 – 26.00	369,973	4.0	24.79	258,889	24.92
26.01 – 33.09	283,231	6.1	28.22	39,781	29.21

Total Options Outstanding	1,791,390	4.7 Years	$23.16	1,137,390	$22.04

Employee Stock Purchase Plan. In 2004, stockholders approved the adoption of the Amended and Restated AMCORE Stock Option Advantage Plan through which eligible employees may purchase from the Company shares of its common stock. The Company intends that the plan be an “employee stock purchase plan” (ESPP) within the meaning of Section 423 of the Internal Revenue Code of 1986. The amended plan reserved 350,000 additional shares, for a total of 600,000 shares, of common stock for issuance under the Company’s ESPP. In 1999, stockholders had approved the adoption of the original AMCORE Stock Option Advantage Plan under which the Company reserved 250,000 shares of common stock for issuance, all of which have been exhausted.

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

The shares issued pursuant to the ESPP were as follows: 67,372 shares at prices ranging from $18.86 to $25.33 in 2004; 44,180 shares at prices ranging from $18.51 to $22.29 in 2003 and 46,468 shares at prices ranging from $17.21 to $19.70 in 2002.

Shares issued pursuant to the ESPP are prohibited from sale by a participant until two years after the date of purchase. Dividends earned are credited to a participant’s account and used to purchase shares from the Company’s Treasury Stock at the same discounted price on the next purchase date. The Company has the option to purchase all, or any portion of, the shares owned by such participant that, at the time of termination, are subject to the restriction on transfer.

NOTE 14 – BENEFIT PLANS

Employee Benefit Plans. All subsidiaries of the Company participate in the AMCORE Financial Security Plan (Security Plan), a qualified profit sharing plan under Section 401(a) of the Internal Revenue Code. The Security Plan offers participants a personal retirement account, a cash profit sharing payment and a personal savings account 401(k). The expense related to the Security Plan for the years ended December 31, 2004, 2003 and 2002 was approximately $4.94 million, $5.01 million and $4.31 million, respectively.

In addition to the Security Plan, certain health care and life insurance benefits are made available to active employees. The Company’s share of cost of these benefits is expensed as incurred. Group health benefits are offered to retirees with 100% of the cost borne by the retiree.

The Company provides a deferred compensation plan (entitled “AMCORE Financial, Inc. Deferred Compensation Plan”) for certain key employees and directors. This plan provides the opportunity to defer salary, bonuses and non-employee director fees. Participants may defer up to 90% of base compensation and up to 100% of incentive compensation. The deferred compensation liability to participants is recorded in other liabilities in the Consolidated Balance Sheets. The deferrals and earnings grow tax deferred until withdrawn from the plan. The amount and method of payment are pre-defined by participants each year of deferral. Earnings to individual accounts are recorded as compensation expense when earned. The total non-qualified deferred compensation plan liability totaled $14.2 million and $13.4 million at December 31, 2004 and 2003, respectively. Expense related to the deferred compensation plan was $1.1 million, $963,000 and $1.1 million for 2004, 2003 and 2002, respectively.

The Company provides additional retirement benefits to certain senior officers through plans that are non-qualified, non-contributory and unfunded. Under one such arrangement, the additional retirement benefits replace what would have been provided under the qualified plans in the absence of limits placed on qualified plan benefits by the Internal Revenue Code of 1986. The expense related to this arrangement was $306,000, $206,000 and $377,000 for 2004, 2003 and 2002, respectively.

Another arrangement provides supplemental retirement benefits to certain senior officers that are based upon three percent of final base salary, times the number of years of service. Benefits under this plan may not exceed 70% or be less than 45% of a participant’s final base salary less offsets for social security and other employer sponsored retirement plans. The measurement date for obligations for this plan is as of December 1st. The following table summarizes the costs and obligations to participants for the years ended December 31.

	2004	2003
	(in thousands)
Supplemental Retirement Plan:
Projected benefit obligation at beginning of year	$1,622	$1,463
Service cost	10	67
Interest cost	93	86
Actuarial losses and decrease in offsets	35	140
Modifications	—	—
Benefits paid	(134)	(134)

Projected benefit obligation at end of year	$1,626	$1,622

Accumulated benefit obligation at end of year	$1,603	$1,561

	2004	2003
	(in thousands)
Amounts recorded in the Consolidated Balance Sheets consist of:
Accrued benefit liability	$1,603	$1,561

The plan has no assets. Contributions of $134,000 were made during 2004 and 2003 to fund benefits payments and contributions of $134,000 are expected during 2005 to fund benefit payments.

	2004	2003	2002
	(in thousands)
Components of net periodic benefit cost:
Service cost	$10	$67	$64
Interest cost	93	86	47
Actuarial losses and decrease in offsets	74	79	19
Modifications	—	—	662

Net periodic cost	$177	$232	$792

The Company immediately recognizes all gains and losses.

Weighted-average assumptions:
Discount rate at end of year	5.75%	6.11%	7.00%
Rate of compensation increase	3.00%	4.00%	4.00%

Estimated benefit payments (in thousands):
2005	$134
2006	134
2007	134
2008	134
2009	134
2010-2014	881

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

Both financial and standby letters of credit are typically issued for a period of one year to five years, but can be extended depending on the BANK customer’s needs. As of December 31, 2004, the maximum remaining term for any outstanding standby letters of credit expires on December 15, 2010.

A fee of one to two percent of face value is normally charged to the BANK customer and is recognized as income over the life of the standby letter of credit. The carrying value of deferred fees, as of December 31, 2004 was $949,000. This amount includes a liability in the amount of $351,000, representing the value of the guarantee obligations associated with certain of the financial and standby letters of credit, which has been recorded in accordance with FIN 45. This amount is expected to be amortized into income over the life of the commitment on a straight-line basis.

At December 31, 2004, the contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay under the guarantees, was $195.9 million, with $163.5 million in financial standby letters of credit and $32.4 million in performance standby letters of credit.

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

NOTE 16 – INCOME TAXES

The components of income tax expense were as follows:

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Currently paid or payable:
Federal	$16,038	$14,607	$16,908
State and local	1,148	770	1,041

	$17,186	$15,377	$17,949

Deferred:
Federal	$1,421	$(192)	$(2,728)
State and local	(269)	921	(1,201)

	$1,152	$729	$(3,929)

Total	$18,338	$16,106	$14,020

Effective Tax Rate	28.6%	27.0%	24.4%

Income tax expense was less than the amounts computed by applying the federal statutory rate of 35% due to the following:

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Income tax at statutory rate	$22,412	$20,864	$20,122
(Decrease) increase resulting from:
Tax-exempt income	(2,553)	(3,020)	(3,780)
Company owned life insurance	(2,009)	(2,458)	(1,989)
State income taxes, net of federal benefit	571	1,099	(104)
Non-deductible expenses, net	442	443	374
Other, net	(525)	(822)	(603)

Total	$18,338	$16,106	$14,020

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	At December 31,
	2004	2003
	(in thousands)
Deferred tax assets:
Deferred compensation	$7,363	$6,460
Allowance for loan losses	16,160	15,634
Other, net of valuation allowance	2,066	1,610

Total deferred tax assets	$25,589	$23,704

Deferred tax liabilities:
Premises and equipment	$5,540	$4,226
Mortgage servicing rights	4,877	4,448
Securities and hedging	1,175	5,408
Other	2,736	1,550

Total deferred tax liabilities	$14,328	$15,632

Net Deferred Tax Asset	$11,261	$8,072
Less: Tax effect of net unrealized gain on securities available for sale and derivatives reflected in stockholders’ equity.	(1,184)	(5,525)

Net Deferred Tax Asset Excluding Net Unrealized Gain on Securities Available for Sale and Derivatives.	$12,445	$13,597

Net operating loss carryforwards for state income tax purposes were approximately $1.91 million at December 31, 2004. The associated deferred asset is $155,000 ($101,000 net of federal). The carryforward expires December 31, 2019. A valuation allowance of $101,000 has been established at December 31, 2004 against the deferred tax asset, due to the uncertainty surrounding the utilization of state net operating loss carryforwards. The valuation allowance was zero as of December 31, 2003. The increase in the valuation allowance is attributable to loss carryforwards originating in 2004.

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

Retained earnings at December 31, 2004 includes $3.18 million for which no provision for income tax has been made. This amount represents allocations of income to thrift bad debt deductions for tax purposes only. This amount will only be taxable upon the occurrence of certain events. At this time, management does not foresee the occurrence of any of these events.

Tax benefits of $1.60 million, $1.43 million and $1.08 million have been credited directly to paid in capital, with a corresponding decrease in the liability for current income taxes payable, for stock related incentives during the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 17 – EARNINGS PER SHARE

Earnings per share calculations are as follows:

	2004	2003	2002
	(in thousands, except per share data)
Net Income	$45,696	$43,504	$43,471
Basic earnings per share:
Average basic shares outstanding	24,955	24,896	24,701

Earnings per share	$1.83	$1.75	$1.76

Diluted earnings per share:
Weighted average shares outstanding	24,955	24,896	24,701
Net effect of the assumed purchase of stock under the stock option and stock purchase plans – based on the treasury stock method using average market price	255	176	209
Contingently issuable shares	41	18	1

Average diluted shares outstanding	25,251	25,090	24,911

Diluted earnings per share	$1.81	$1.73	$1.75

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

NOTE 18 – SEGMENT INFORMATION

AMCORE’s internal reporting and planning process focuses on its four primary lines of business (Segment(s)): Commercial Banking, Retail Banking, Trust and Asset Management, and Mortgage Banking. The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray each Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an allocation of shared support function expenses. The Commercial, Retail and Mortgage Banking Segments also include fund transfer adjustments to appropriately reflect the cost of funds on loans made and funding credits on deposits generated. Apart from these adjustments, the accounting policies used are similar to those described in Note 1.

Since there are no comprehensive authorities for management accounting equivalent to U.S. generally accepted accounting principles, the information presented is not necessarily comparable with similar information from other financial institutions. In addition, methodologies used to measure, assign and allocate certain items may change from time-to-time to reflect, among other things, accounting estimate refinements, changes in risk profiles, changes in customers or product lines, and changes in management structure.

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

The Commercial Banking Segment provides commercial banking services including lending, business checking and deposits, treasury management and other traditional as well as electronic commerce commercial banking services to large and small business customers through the BANK’s full-service and limited branch office (LBO) locations. The Retail Banking Segment provides retail banking services including direct and indirect lending, checking, savings, money market and certificate of deposit (CD) accounts, safe deposit rental, automated teller machines and other traditional and electronic-commerce retail banking services to individual customers through the BANK’s branch locations. The Trust and Asset Management segment provides trust, investment management, employee benefit recordkeeping and administration and brokerage services. It also acts as advisor and provides fund administration to the Vintage Mutual Funds and various public fund programs. These products are distributed nationally (i.e.: Vintage Equity Fund is available through Charles Schwab, One Source™), regionally to institutional investors and corporations, and locally through AMCORE’s BANK locations. The Mortgage Banking segment provides a variety of mortgage lending products to meet its customer needs. It sells a majority of the long-term fixed-rate loans to the secondary market and continues to service most of the loans sold.

	Operating Segments
	Commercial Banking	Retail Banking	Trust and Asset Management	Mortgage Banking	Other	Consolidated
	(dollars in thousands)
For the year ended December 31, 2004
Net interest income	$84,457	$43,462	$41	$8,518	$16,494	$152,972
Non-interest income	8,443	17,310	24,883	4,927	14,974	70,537

Total revenue	92,900	60,772	24,924	13,445	31,468	223,509
Provision for loan losses	10,894	4,571	—	65	—	15,530
Depreciation and amortization	599	2,363	378	189	4,222	7,751
Other non-interest expense	39,550	40,674	21,873	8,982	25,115	136,194

Pretax earnings	41,857	13,164	2,673	4,209	2,131	64,034
Income taxes (benefits)	16,324	5,134	1,066	1,642	(5,828)	18,338

Earnings	$25,533	$8,030	$1,607	$2,567	$7,959	$45,696

Segment profit percentage	68%	21%	4%	7%	N/A	100.0%

Assets	$2,474,790	$707,791	$17,932	$252,352	$1,487,623	$4,940,488

For the year ended December 31, 2003
Net interest income	$77,303	$43,391	$42	$12,786	$5,165	$138,687
Non-interest income	9,483	22,845	25,899	12,890	16,500	87,617

Total revenue	86,786	66,236	25,941	25,676	21,665	226,304
Provision for loan losses	15,912	8,062	—	943	—	24,917
Depreciation and amortization	745	2,134	419	42	3,309	6,649
Other non-interest expense	31,649	39,792	21,409	10,486	31,792	135,128

Pretax earnings (loss)	38,480	16,248	4,113	14,205	(13,436)	59,610
Income taxes (benefits)	15,008	6,336	1,734	5,540	(12,512)	16,106

Earnings (loss)	$23,472	$9,912	$2,379	$8,665	$(924)	$43,504

Segment profit percentage	53%	22%	5%	20%	N/A	100.0%

Assets	$2,035,190	$810,364	$18,845	$255,803	$1,423,426	$4,543,628

For the year ended December 31, 2002
Net interest income	$63,498	$43,280	$116	$14,152	$9,722	$130,768
Non-interest income	7,130	14,485	27,357	4,890	13,047	66,909

Total revenue	70,628	57,765	27,473	19,042	22,769	197,677
Provision for loan losses	5,574	6,203	—	797	—	12,574
Depreciation and amortization	613	2,201	357	26	2,865	6,062
Other non-interest expense	29,382	41,881	20,905	8,908	20,474	121,550

Pretax earnings (loss)	35,059	7,480	6,211	9,311	(570)	57,491
Income taxes (benefits)	13,309	2,917	2,522	3,631	(8,359)	14,020

Earnings	$21,750	$4,563	$3,689	$5,680	$7,789	$43,471

Segment profit percentage	61%	13%	10%	16%	N/A	100.0%

Assets	$1,867,393	$836,227	$19,498	$394,146	$1,403,450	$4,520,714

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

At December 31, 2004, the BANK’s retained earnings available for the payment of dividends without prior regulatory approval was $66.8 million. The amount available for loans or advances by the BANK to the Company and its affiliates amounted to $26.5 million.

In addition, dividends paid by the BANK to the Company would be prohibited if the effect thereof would cause the BANK’s capital to be reduced below applicable minimum capital requirements. See also Note 20.

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

As of December 31, 2004 and 2003, the most recent notification from the Company’s regulators categorized the BANK as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized a bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the BANK’s category.

Management believes, as of December 31, 2004, that the Regulated Companies meet all capital adequacy requirements to which they are subject. The Company’s and the BANK’s actual capital amounts and ratios are presented in the table.

			For Capital Adequacy Purposes
	Actual		Minimum			Well Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(dollars in thousands)
As of December 31, 2004:
Total Capital (to Risk Weighted Assets):
Consolidated	$434,207	11.39%	$305,058	≥	8.00%	n/a		n/a
AMCORE Bank, N.A.	418,133	11.08%	301,896	≥	8.00%	$377,369	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$393,138	10.31%	$152,529	≥	4.00%	n/a		n/a
AMCORE Bank, N.A.	377,093	9.99%	150,948	≥	4.00%	$226,422	≥	6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$393,138	8.03%	$195,908	≥	4.00%	n/a		n/a
AMCORE Bank, N.A.	377,093	7.76%	194,337	≥	4.00%	$242,921	≥	5.00%

As of December 31, 2003:
Total Capital (to Risk Weighted Assets):
Consolidated	$417,580	11.76%	$284,003	≥	8.00%	n/a		n/a
AMCORE Bank, N.A.	399,660	11.33%	282,160	≥	8.00%	$352,699	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$375,330	10.57%	$142,001	≥	4.00%	n/a		n/a
AMCORE Bank, N.A.	357,467	10.14%	141,080	≥	4.00%	$211,620	≥	6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$375,330	8.49%	$176,811	≥	4.00%	n/a		n/a
AMCORE Bank, N.A.	357,467	8.13%	175,963	≥	4.00%	$219,953	≥	5.00%

NOTE 21 – CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED PARENT COMPANY BALANCE SHEETS

	December 31,
	2004	2003
	(in thousands)
ASSETS
Cash and cash equivalents	$1,938	$2,036
Short-term investments	3,500	13,500
Securities available for sale	—	2,040
Due from subsidiaries	5	21
Loans to subsidiaries	400	1,500
Investment in subsidiaries	399,364	386,626
Company owned life insurance	24,479	20,964
Premises and equipment, net	42	221
Other assets.	9,746	9,809

Total Assets.	$439,474	$436,717

LIABILITIES
Short-term borrowings	$—	$10,042
Long-term borrowings	41,238	41,238
Other liabilities	11,658	9,853

Total Liabilities	$52,896	$61,133

STOCKHOLDERS’ EQUITY
Preferred stock	$—	$—
Common stock	6,643	6,625
Additional paid-in capital	74,102	73,862
Retained earnings	407,045	378,305
Treasury stock and other	(103,105)	(92,165)
Accumulated other comprehensive income	1,893	8,957

Total Stockholders’ Equity	$386,578	$375,584

Total Liabilities and Stockholders’ Equity	$439,474	$436,717

CONDENSED PARENT COMPANY STATEMENTS OF INCOME

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
INCOME:
Dividends from subsidiaries	$32,500	$23,000	$30,500
Interest income	225	434	581
Company owned life insurance income	652	1,706	697
Other	171	328	3

Total Income	$33,548	$25,468	$31,781

EXPENSES:
Interest expense.	$4,149	$4,207	$4,676
Compensation expense and employee benefits	4,511	3,989	5,644
Other.	3,414	2,797	2,624

Total Expenses	$12,074	$10,993	$12,944

Income before income tax benefits and equity in undistributed net income of subsidiaries	$21,474	$14,475	$18,837
Income tax benefits	4,420	3,947	5,380

Income before equity in undistributed net income of subsidiaries	$25,894	$18,422	$24,217
Equity in undistributed net income of subsidiaries	19,686	25,082	19,254

Net income before unconsolidated subsidiary	$45,580	$43,504	$43,471
Income from unconsolidated subsidiary	116	—	—

Net Income	$45,696	$43,504	$43,471

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Cash Flows from Operating Activities
Net income	$45,696	$43,504	$43,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116	474	975
Net securities (gains) losses	(15)	(256)	28
Deferred compensation amortization	170	336	1,592
Equity in undistributed net income of subsidiaries	(19,686)	(25,082)	(19,254)
Tax benefit on exercise of stock options	1,491	1,361	998
Decrease (increase) in due from subsidiaries	16	(12)	13
Increase in other assets	(585)	(2,330)	(2,724)
Increase in other liabilities	1,805	955	1,248
Other, net	84	107	230

Net cash provided by operating activities	$29,092	$19,057	$26,577

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$2,038	$506	$177
Net decrease (increase) in short term investments	10,000	15,500	(29,000)
Net liquidation of subsidiaries	—	—	864
Loans to subsidiaries	—	(1,000)	(31,400)
Payments received on loans to subsidiaries	1,100	400	53,450
Investment in company owned life insurance	(2,863)	(1,663)	(3,248)
Premises and equipment expenditures, net	41	(2)	(107)

Net cash provided by (used for) investing activities	$10,316	$13,741	$(9,264)

Cash Flows from Financing Activities
Net decrease in short-term borrowings	$(10,042)	$(18,366)	$(2,879)
Payment of long-term borrowings	—	—	(444)
Dividends paid	(16,956)	(16,446)	(15,839)
Proceeds from the issuance of common stock	1,428	843	843
Proceeds from exercise of incentive stock options	10,911	8,559	3,230
Purchase of treasury stock	(24,847)	(6,328)	(2,412)

Net cash used for financing activities	$(39,506)	$(31,738)	$(17,501)

Net change in cash and cash equivalents	$(98)	$1,060	$(188)
Cash and cash equivalents:
Beginning of year	2,036	976	1,164

End of year	$1,938	$2,036	$976

CONDENSED QUARTERLY EARNINGS & STOCK PRICE SUMMARY (unaudited)

	2004				2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Interest income	$56,355	$56,377	$59,146	$61,949	$59,753	$58,217	$54,899	$55,879
Interest expense	19,067	18,737	20,715	22,336	25,237	23,124	21,874	19,826

Net interest income.	$37,288	$37,640	$38,431	$39,613	$34,516	$35,093	$33,025	$36,053
Provision for loan losses	4,675	3,282	2,830	4,743	12,575	4,729	4,318	3,295
Non-interest income	17,529	16,837	16,918	19,253	28,422	19,177	21,403	18,615
Operating expenses.	36,751	36,004	34,949	36,241	35,994	34,052	33,624	38,107

Income before income taxes	$13,391	$15,191	$17,570	$17,882	$14,369	$15,489	$16,486	$13,266
Income taxes.	3,373	4,776	5,230	4,959	3,648	4,262	4,806	3,390

Net Income	$10,018	$10,415	$12,340	$12,923	$10,721	$11,227	$11,680	$9,876

Per share data:
Basic earnings	$0.40	$0.42	$0.50	$0.52	$0.43	$0.45	$0.47	$0.40
Diluted earnings.	0.39	0.41	0.49	0.51	0.43	0.45	0.47	0.39
Dividends.	0.17	0.17	0.17	0.17	0.16	0.16	0.17	0.17
Stock price ranges-high.	30.00	30.70	30.28	33.54	22.74	24.45	26.15	28.00
-low	26.13	27.44	27.00	27.98	20.35	21.56	23.00	25.15
-close	29.71	30.16	28.38	32.18	21.77	23.23	25.16	27.12

The financial information contains all normal and recurring reclassifications for a fair and consistent presentation.

Quotes have been obtained from the National Association of Security Dealers. These quotes do not reflect retail mark-ups, mark-downs or commissions nor are they necessarily representative of actual transactions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of

Directors of AMCORE Financial, Inc.:

We have audited the accompanying consolidated balance sheets of AMCORE Financial, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Chicago, Illinois

March 2, 2005

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

Internal Control Over Financial Reporting

(a)	Management’s Report on Internal Control over Financial Reporting

Management of AMCORE Financial, Inc and its subsidiaries (AMCORE) is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control contains monitoring mechanisms and actions are taken to correct deficiencies identified.

Management assessed AMCORE’s internal control over financial reporting as of December 31, 2004. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment management believes that, as of December 31, 2004, AMCORE maintained effective internal control over financial reporting, including maintenance of records that, in reasonable detail, accurately and fairly reflects the transactions and dispositions of the assets, and policies and procedures that provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made in accordance with authorizations of management and directors of AMCORE.

Additionally, KPMG LLP, the independent registered public accounting firm that audited AMCORE’s consolidated financial statements as of and for the year ended December 31, 2004, included in this Form 10-K Annual Report, has issued an attestation report (following in ITEM 9A (b)) on management’s assessment of AMCORE’s internal control over financial reporting.

(b)	Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of AMCORE Financial, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that AMCORE Financial, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of AMCORE Financial, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that AMCORE Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, AMCORE Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMCORE Financial, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 2, 2005 expressed an unqualified opinion on those consolidated financial statements.

Chicago, Illinois

March 2, 2005

(c)	Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter ending as of this report date to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors of the Registrant. The Proxy Statement and Notice of 2005 Annual Meeting, dated March 14, 2005, are incorporated herein by reference.

(b) Executive Officers of the Registrant. The information is presented in ITEM 1 of this document.

(c) Code of Ethics. The Company has adopted a code of ethics applicable to all employees, including the principal executive, principal financial and principal accounting officers of the Company. The AMCORE Financial, Inc. Code of Ethics is posted on the Company’s website at www.AMCORE.com/governance. See PART I, ITEM 1 of this report on Form 10-K for additional information.

ITEM 11.    EXECUTIVE COMPENSATION

The Proxy Statement and Notice of 2005 Annual Meeting, dated March 14, 2005, are incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Proxy Statement and Notice of 2005 Annual Meeting, dated March 14, 2005, are incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Proxy Statement and Notice of 2005 Annual Meeting, dated March 14, 2005, are incorporated herein by reference. See also Note 4 of the Notes to Consolidated Financial Statements.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Proxy Statement and Notice of 2005 Annual Meeting, dated March 14, 2005, are incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)1. FINANCIAL STATEMENTS

The following Consolidated Financial Statements of AMCORE are filed as a part of this document under ITEM 8. Financial Statements and Supplementary Data.

Consolidated Balance Sheets – December 31, 2004 and 2003

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements – December 31, 2004, 2003 and 2002

Report of Independent Registered Public Accounting Firm

(a)2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been included in the consolidated financial statements or are either not applicable or not significant.

(a)3. EXHIBITS

3.1	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

3.2	By-laws of AMCORE Financial, Inc., as amended February 11, 2004 (Incorporated by reference to Exhibit 3.2 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.1	Rights Agreement, dated February 16, 2001, between AMCORE Financial, Inc. and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to AMCORE’s Form 8-K as filed with the Commission on February 27, 2001).

4.2	Indenture, dated as of March 25, 1997, between the Company and The First National Bank of Chicago (now known as JPMorgan Chase; formerly Bank One Corporation) (Incorporated herein by reference to Exhibit 4.1 of the Company’s registration statement on Form S-4, Registration No. 333-25375 as filed with the Commission on April 17, 1997).

4.3	Form of New Guarantee between the Company and The First National Bank of Chicago (now known as JPMorgan Chase; formerly Bank One Corporation) (Incorporated herein by reference to Exhibit 4.7 of the Company’s registration statement on Form S-4, Registration No. 333-25375 as filed with the Commission on April 17, 1997).

10.1	AMCORE Financial, Inc. 2000 Stock Incentive Plan (Incorporated by reference to AMCORE’s Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE’s Annual Report on Form 10-K for year ended December 31, 1999).

10.2	AMCORE Financial, Inc. 2001 Stock Option Plan for Non-Employee Directors (Incorporated by reference to AMCORE’s Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE’s Annual Report on Form 10-K for year ended December 31, 2000).

10.3	Amended and Restated AMCORE Stock Option Advantage Plan (Incorporated by reference to AMCORE’s Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE’s Annual Report on Form 10-K for year ended December 31, 2003).

10.4A	Amended and Restated Transitional Compensation Agreement, dated December 18, 2001, between AMCORE Financial, Inc. and the following individuals: Kenneth E. Edge, John R. Hecht and James S. Waddell (Incorporated by reference to Exhibit 10.4D of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.4B	Amended and Restated Transitional Compensation Agreement, dated December 18, 2001, between AMCORE Financial, Inc. and Joseph B. McGougan (Incorporated by reference to Exhibit 10.4E of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.4C	Amended and Restated Transitional Compensation Agreement, dated April 1, 2002, between AMCORE Financial, Inc. and Patricia M. Bonavia (Incorporated by reference to Exhibit 10 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.4D	Separation, Release and Consulting Agreement, dated June 20, 2002, between AMCORE Financial, Inc. and Robert J. Meuleman (Incorporated by reference to Exhibit 10.1 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.4E	Amended and Restated Transitional Compensation Agreement, dated May 7, 2003, between AMCORE Financial, Inc. and Eleanor F. Doar (Incorporated by reference to Exhibit 10.2 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.4F	Amended and Restated Transitional Compensation Agreement, dated August 7, 2004, between AMCORE Financial, Inc. and Bruce W. Lammers (Incorporated by reference to Exhibit 10 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.5	Executive Insurance Agreement, dated August 10, 1998, between AMCORE Financial, Inc. and the following executives: Kenneth E. Edge, John R. Hecht, and James S. Waddell (Incorporated by reference to Exhibit 10.10 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.6	Supplemental Executive Retirement Plan, dated May 20, 1998 (Incorporated by reference to Exhibit 10.9 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.7	Loan Agreement (as amended) with M & I Marshall and Ilsley Bank, dated April 30, 2004 (Incorporated by reference to Exhibit 10.1 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.8	AMCORE Financial, Inc. Amended and Restated Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.9	AMCORE Financial, Inc. Annual Incentive Plan

10.10	AMCORE Financial, Inc. Long-Term Incentive Plan

10.11	AMCORE Financial, Inc. Net Interest Margin Incentive Plan

21	Subsidiaries of the Registrant

22	Proxy Statement and Notice of 2005 Annual Meeting

23	Consent of KPMG LLP

24	Power of Attorney

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMCORE FINANCIAL, INC.

Date: March 14, 2005	By:
John R. Hecht Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below on the 14th day of March, 2005 by the following persons on behalf of the Registrant in the capacities indicated.

Name	Title

Kenneth E. Edge	Chairman and Chief Executive Officer (principal executive officer)

John R. Hecht	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Directors: Paula A. Bauer, Karen L. Branding, Paul Donovan, Kenneth E. Edge, John W. Gleeson, John A. Halbrook, Frederick D. Hay, William R. McManaman, Steven S. Rogers, Jack D. Ward and Gary L. Watson

Kenneth E. Edge*

John R. Hecht *

Attorney in Fact*

EXHIBIT INDEX

10.9	AMCORE Financial, Inc. Annual Incentive Plan

10.10	AMCORE Financial, Inc. Long-Term Incentive Plan

10.11	AMCORE Financial, Inc. Net Interest Margin Incentive Plan

21	Subsidiaries of the Registrant

22	Proxy Statement and Notice of 2005 Annual Meeting

23	Consent of KPMG LLP

24	Power of Attorney

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.