Form 10-Q
period 2005-03-31
AMCORE FINANCIAL INC
filed 2005-05-10
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005



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

The number of shares outstanding of the registrant's common stock, par value $0.22 per share, at April 30, 2005 was 24,795,255 shares.

                             AMCORE FINANCIAL, INC.

                           Form 10-Q Table of Contents

PART I                                                              Page Number
------                                                              -----------

Item 1 Financial Statements (unaudited)

       Consolidated Balance Sheets as of March 31, 2005 and
          December 31, 2004                                                   3

       Consolidated Statements of Income for the Three Months
          Ended March 31, 2005 and 2004                                       4

       Consolidated Statements of Stockholders' Equity for the Three Months
          Ended March 31, 2005 and 2004                                       5

       Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 2005 and 2004                                       6

       Notes to Consolidated Financial Statements                             7

Item 2 Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          19

Item 3 Quantitative and Qualitative Disclosures About Market Risk            41

Item 4 Controls and Procedures                                               42

PART II

Item 1 Legal Proceedings                                                     43

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds           43

Item 6 Exhibits                                                              43

Signatures                                                                   44

Exhibit Index                                                                45

PART I.  ITEM 1: Financial Statements

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                  March 31,        December 31,
                                                                    2005              2004
                                                                 -----------------------------
                                                               (in thousands, except share data)

ASSETS
      Cash and cash equivalents                                  $   109,940       $   117,072
      Interest earning deposits in banks and fed funds sold              130               361
      Loans held for sale                                             33,893            30,634
      Securities available for sale, at fair value                 1,224,730         1,249,250
      Gross loans                                                  3,350,372         3,278,800
      Allowance for loan losses                                      (40,954)          (40,945)
                                                                 -----------------------------
          Net loans                                              $ 3,309,418       $ 3,237,855
      Company owned life insurance                                   127,965           123,743
      Premises and equipment, net                                     84,105            85,320
      Goodwill                                                        15,575            15,575
      Foreclosed real estate, net                                      4,129             4,940
      Other assets                                                    83,522            75,738
                                                                 -----------------------------
          TOTAL ASSETS                                           $ 4,993,407       $ 4,940,488
                                                                 =============================

LIABILITIES
      Deposits:
        Noninterest bearing deposits                             $   482,377       $   479,079
        Interest bearing demand deposits                           1,639,066         1,520,382
        Time deposits                                              1,086,432         1,113,933
                                                                 -----------------------------
           Total bank issued deposits                            $ 3,207,875       $ 3,113,394
        Wholesale deposits                                           628,899           621,297
                                                                 -----------------------------
           Total deposits                                        $ 3,836,774       $ 3,734,691
      Short-term borrowings                                          538,801           589,158
      Long-term borrowings                                           170,859           165,018
      Other liabilities                                               65,708            65,043
                                                                 -----------------------------
           TOTAL LIABILITIES                                     $ 4,612,142       $ 4,553,910
                                                                 -----------------------------


STOCKHOLDERS' EQUITY
      Preferred stock, $1 par value;
        authorized 10,000,000 shares; none issued                $       --        $        --
      Common stock, $0.22 par value;
        authorized 45,000,000 shares;

                                        March 31,    December 31,
                                          2005          2004
                                       ------------------------
                        Issued         29,915,766    29,904,068
                        Outstanding    24,793,703    24,820,745        6,646             6,643
      Treasury stock                    5,122,063     5,083,323     (103,905)         (102,832)
      Additional paid-in capital                                      74,495            74,102
      Retained earnings                                              414,877           407,045
      Deferred compensation                                             (287)             (273)
      Accumulated other comprehensive (loss) income                  (10,561)            1,893
                                                                 -----------------------------
           TOTAL STOCKHOLDERS' EQUITY                            $   381,265       $   386,578
                                                                 -----------------------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 4,993,407       $ 4,940,488
                                                                 =============================

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                            For the Three Months
                                                                                Ended March 31,
                                                                              2005           2004
                                                                           -----------------------
INTEREST INCOME                                                    (in thousands, except per share data)
      Interest and fees on loans                                           $ 49,775       $ 43,003
      Interest on securities:
        Taxable                                                            $ 11,290       $ 10,917
        Tax-exempt                                                            1,905          1,702
                                                                           -----------------------
           Total Income on Securities                                      $ 13,195       $ 12,619
                                                                           -----------------------

      Interest on federal funds sold and other short-term investments      $     25       $     18
      Interest and fees on loans held for sale                                  402            714
      Interest on deposits in banks                                               6              1
                                                                           -----------------------
           Total Interest Income                                           $ 63,403       $ 56,355
                                                                           -----------------------

INTEREST EXPENSE
      Interest on deposits                                                 $ 17,976       $ 13,944
      Interest on short-term borrowings                                       3,526          2,728
      Interest on long-term borrowings                                        2,420          2,395
                                                                           -----------------------
           Total Interest Expense                                          $ 23,922       $ 19,067
                                                                           -----------------------

           Net Interest Income                                             $ 39,481       $ 37,288
      Provision for loan losses                                               2,500          4,675
                                                                           -----------------------
           Net Interest Income After Provision for Loan Losses             $ 36,981       $ 32,613

NON-INTEREST INCOME
      Trust and asset management income                                    $  5,136       $  5,516
      Service charges on deposits                                             5,163          4,403
      Mortgage banking income (loss)                                          1,271           (385)
      Company owned life insurance income                                       908          2,169
      Brokerage commission income                                               733            858
      Bankcard fee income                                                     1,125            902
      Gain on sale of loans                                                     111            612
      Other                                                                   2,072          1,540
                                                                           -----------------------
           Non-Interest Income, Excluding Net Security (Losses) Gains      $ 16,519       $ 15,615
      Net security (losses) gains                                               (51)         1,914
                                                                           -----------------------
           Total Non-Interest Income                                       $ 16,468       $ 17,529

OPERATING EXPENSES
      Compensation expense                                                 $ 17,159       $ 17,298
      Employee benefits                                                       4,910          5,128
      Net occupancy expense                                                   2,757          2,514
      Equipment expense                                                       2,425          2,449
      Data processing expense                                                   707            584
      Professional fees                                                       1,020            990
      Communication expense                                                   1,097          1,126
      Advertising and business development                                    1,755          1,514
      Other                                                                   4,378          5,148
                                                                           -----------------------
           Total Operating Expenses                                        $ 36,208       $ 38,618
                                                                           -----------------------

      Income Before Income Taxes                                           $ 17,241       $ 11,524
      Income taxes                                                            5,191          3,373
                                                                           -----------------------
           Net Income                                                      $ 12,050       $  8,151
                                                                           =======================

EARNINGS PER COMMON SHARE
      Basic                                                                $   0.49       $   0.40
      Diluted                                                              $   0.48       $   0.39
DIVIDENDS PER COMMON SHARE                                                 $   0.17       $   0.17
AVERAGE COMMON SHARES OUTSTANDING
      Basic                                                                  24,805         25,210
      Diluted                                                                25,061         25,500

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                                                                          Accumulated
                                                                       Additional                            Other        Total
                                                    Common   Treasury    Paid-in  Retained    Deferred   Comprehensive Stockholders'
                                                    Stock     Stock      Capital  Earnings  Compensation Income (Loss)    Equity
                                                   --------- ---------  --------- --------- ------------ ------------- -------------
                                                                        (in thousands, except share data)
Balance at December 31, 2003 ..................... $   6,625 ($ 91,812) $  73,862 $ 378,305   ($    353)   $   8,957     $ 375,584
                                                   ========= =========  ========= =========   =========    =========     =========

Comprehensive Income:
    Net Income ...................................        --        --         --    10,018          --           --        10,018

    Reclassification of gains on hedging
        activites to earnings ....................        --        --         --        --          --         (481)         (481)
    Income tax effect related to items of other
        comprehensive income .....................        --        --         --        --          --          188           188
                                                   --------- ---------  --------- ---------   ---------    ---------     ---------
    Net effect of hedging activities .............        --        --         --        --          --         (293)         (293)
                                                   --------- ---------  --------- ---------   ---------    ---------     ---------
    Net unrealized holding gains on securities
       available for sale arising during the
       period ....................................        --        --         --        --          --        8,813         8,813
    Less reclassification adjustment for net
       security gains included in net income .....        --        --         --        --          --       (1,914)       (1,914)
    Income tax effect related to items of other
       comprehensive income ......................        --        --         --        --          --       (2,069)       (2,069)
                                                   --------- ---------  --------- ---------   ---------    ---------     ---------
    Net unrealized gains on securities available
       for sale ..................................        --        --         --        --          --        4,830         4,830
                                                   --------- ---------  --------- ---------   ---------    ---------     ---------
Comprehensive Income .............................        --        --         --    10,018          --        4,537        14,555
                                                   --------- ---------  --------- ---------   ---------    ---------     ---------

    Cash dividends on common stock - $0.17
       per share .................................        --        --         --    (4,292)         --           --        (4,292)
    Purchase of 245,164 shares for the treasury ..        --    (7,156)        --        --          --           --        (7,156)
    Deferred compensation expense and other ......         3        --         93        --          37           --           133
    Reissuance of 283,154 treasury shares for
       incentive plans ...........................        --     6,644       (166)       --          --           --         6,478
    Issuance of 44,180 common shares for Employee
       Stock Plan ................................        10        --        838        --          --           --           848
                                                   --------- ---------  --------- ---------   ---------    ---------     ---------
Balance at March 31, 2004 ........................ $   6,638 ($ 92,324) $  74,627 $ 384,031   ($    316)   $  13,494     $ 386,150
                                                   ========= =========  ========= =========   =========    =========     =========

Balance at December 31, 2004 ..................... $   6,643 ($102,832) $  74,102 $ 407,045   ($    273)   $   1,893     $ 386,578
                                                   ========= =========  ========= =========   =========    =========     =========

Comprehensive Income (Loss):
    Net Income ...................................        --        --         --    12,050          --           --        12,050

    Net unrealized holding losses on securities
       available for sale arising during the
       period ....................................        --        --         --        --          --      (20,155)      (20,155)
    Less reclassification adjustment for net
       security losses included in net income ....        --        --         --        --          --           51            51
    Income tax effect related to items of other
       comprehensive income ......................        --        --         --        --          --        7,650         7,650
                                                   --------- ---------  --------- ---------   ---------    ---------     ---------
    Net unrealized losses on securities available
       for sale ..................................        --        --         --        --          --      (12,454)      (12,454)
                                                   --------- ---------  --------- ---------   ---------    ---------     ---------
Comprehensive Income  (Loss)  ....................        --        --         --    12,050          --      (12,454)         (404)
                                                   --------- ---------  --------- ---------   ---------    ---------     ---------

    Cash dividends on common stock - $0.17
       per share..................................         --        --         --    (4,218)         --           --        (4,218)
    Purchase of 68,521 shares for the treasury ...        --    (1,949)        --        --          --           --        (1,949)
    Deferred compensation expense and other ......        --        --        514        --          35           --           549
    Reissuance of 29,781 treasury shares for
       incentive plans ...........................        --       876       (399)       --         (49)          --           428
    Issuance of 11,698 common shares for Employee
       Stock Plan ................................         3        --        278        --          --           --           281
                                                   --------- ---------  --------- ---------   ---------    ---------     ---------
Balance at March 31, 2005 ........................ $   6,646 ($103,905) $  74,495 $ 414,877   ($    287)   ($ 10,561)    $ 381,265
                                                   ========= =========  ========= =========   =========    =========     =========

             See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                       Three Months Ended
                                                                                                             March 31,
                                                                                                     -----------------------
                                                                                                        2005          2004
                                                                                                     -----------------------
                                                                                                          (in thousands)
Cash Flows From Operating Activities
Net income                                                                                           $  12,050     $  10,018
Adjustments to reconcile net income from operations to net cash provided by operating activities:
     Depreciation and amortization of premises and equipment                                             2,054         1,992
     Amortization and accretion of securities, net                                                         374           973
     Provision for loan losses                                                                           2,500         4,675
     Company owned life insurance income, net of death benefits                                           (908)       (1,432)
     Net securities losses (gains)                                                                          51        (1,914)
     Net gain on sale of loans                                                                            (111)         (612)
     Net gain on sale of mortgage loans held for sale                                                     (491)         (810)
     Originations of mortgage loans held for sale                                                      (66,671)      (88,937)
     Proceeds from sales of mortgage loans held for sale                                                64,229        83,870
     Deferred income tax expense (benefit)                                                                 150          (869)
     Tax benefit on exercise of stock options                                                              115           777
     Other, net                                                                                            626         8,264
                                                                                                     -----------------------
        Net cash provided by operating activities                                                    $  13,968     $  15,995
                                                                                                     -----------------------

Cash Flows From Investing Activities
Proceeds from maturities of securities available for sale                                            $  47,461     $  52,206
Proceeds from sales of securities available for sale                                                     8,812        47,258
Purchase of securities available for sale                                                              (52,283)      (73,111)
Net decrease (increase) in federal funds sold and other short-term investments                             250        (3,150)
Net increase in interest earning deposits in banks                                                         (19)       (5,414)
Net increase in loans                                                                                  (77,809)      (56,349)
Proceeds from the sale of loans                                                                          2,277            --
Investment in company owned life insurance                                                              (3,314)       (2,265)
Premises and equipment expenditures, net                                                                  (849)       (4,562)
Proceeds from the sale of foreclosed real estate                                                         1,225         1,279
                                                                                                     -----------------------
        Net cash used for investing activities                                                       $ (74,249)    $ (44,108)
                                                                                                     -----------------------

Cash Flows From Financing Activities
Net increase (decrease) in noninterest bearing demand deposits                                       $   3,298     $  (1,741)
Net increase in interest bearing demand deposits                                                       118,684        39,505
Net (decrease) increase in time deposits                                                               (27,501)       26,472
Net increase in wholesale deposits                                                                       7,602        23,164
Net decrease in short-term borrowings                                                                  (50,361)      (48,062)
Proceeds from long-term borrowings                                                                       7,000            --
Dividends paid                                                                                          (4,218)       (4,292)
Issuance of common shares for employee stock plan                                                          281           851
Reissuance of treasury shares for incentive plans                                                          313         5,701
Purchase of shares for treasury                                                                         (1,949)       (7,156)
                                                                                                     -----------------------
        Net cash provided by financing activities                                                    $  53,149     $  34,442
                                                                                                     -----------------------
Net change in cash and cash equivalents                                                              $  (7,132)    $   6,329
Cash and cash equivalents:
  Beginning of year                                                                                    117,072       107,965
                                                                                                     -----------------------
  End of period                                                                                      $ 109,940     $ 114,294
                                                                                                     =======================

Supplemental Disclosures of Cash Flow Information
Cash payments for:
  Interest paid to depositors                                                                        $  18,867     $  15,590
  Interest paid on borrowings                                                                            4,790         4,358
  Income tax receipts                                                                                       30            --

Non-Cash Investing and Financing
Foreclosed real estate - acquired in settlement of loans                                                   525         2,032
Transfer current portion of long-term borrowings to short-term borrowings                                    4        15,003
Capitalized interest                                                                                         3            42
De-consolidation of AMCORE Capital Trust I - increases in assets and liabilities                            --        16,238

See accompanying notes to consolidated financial statements.

                             AMCORE FINANCIAL, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. These financial statements include all adjustments (consisting of normal recurring accruals) that in the opinion of management are considered necessary for the fair presentation of the financial position and results of operations for the periods shown. Certain prior year amounts may be reclassified to conform to the current year presentation.

Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the "Company") for the year ended December 31, 2004.

New Accounting Standards

In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. Emerging Issues Task Force (EITF) 03-1-1 which delayed the effective date for the measurement recognition guidance contained in EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which was effective for fiscal years ending after December 15, 2003. Until new guidance is issued, companies must continue to comply with the disclosure requirements of EITF 03-1 and all relevant measurement and recognition requirements of other accounting literature. EITF 03-1 requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. These disclosures are contained in Note 2 of the Notes to Consolidated Financial Statements. The Company will complete its evaluation of the impact upon issuance of final guidance from the FASB.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (123R), "Share-Based Payment"; an amendment of FASB Statements No. 123 and 95. SFAS No. 123R will require compensation cost relating to share-based payment transactions be recognized in Consolidated Financial Statements. In April 2005, a new SEC rule was issued which deferred the effective date for SFAS No. 123R from July 1, 2005 to January 1, 2006 for calendar year companies such as AMCORE. The Company has not yet completed its evaluation of the standard, but anticipates that it will result in a reduction in earnings and earnings per share beginning with the first quarter of 2006.


Stock-Based Employee Compensation Plans

At March 31, 2005, the Company had various stock-based compensation plans that are described more fully in Note 13 of the Notes to Consolidated Financial Statements included in the Form 10-K Annual Report of the Company for the year ended December 31, 2004. The Company accounts for these plans under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based compensation cost for option grants under these plans is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. During the first three months of 2005, 141,000 stock options were granted.

The Company's Stock Option Advantage Plan, an employee stock purchase plan ("ESPP") within the meaning of Section 423 of the Internal Revenue Code of 1986, allows participating employees to purchase the Company's common stock at an exercise price of 85% of the lower of the closing price of the Company's common stock on the Nasdaq National Market on the first or last day of each offering period. No charge to earnings is recorded with respect to the ESPP. Accordingly, the pro forma table below includes compensation expense in the amount of the 15% discount between the stock price and the option exercise price. In 2004, stockholders approved the adoption of the Amended and Restated AMCORE Stock Option Advantage Plan that reserved 350,000 additional shares of common stock for issuance under the ESPP. All remaining shares reserved under the original plan were issued during the first quarter of 2004.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to all stock-based compensation. The fair values were calculated using a Black-Scholes option pricing model.

                                                                For the Three Months
                                                                    Ended March 31,
                                                                  2005         2004
                                                                ---------------------
                                                                (in thousands, except
                                                                   per share data)
Net Income:
     As reported                                                $ 12,050     $ 10,018
     Deduct: Total stock-based employee compensation expense
             determined under fair value based method for
             all awards, net of related tax effects                 (457)        (573)

                                                                ---------------------
     Pro forma                                                  $ 11,593     $  9,445
                                                                =====================

Diluted Shares:
     As reported                                                  25,061       25,500
     Deduct: Shares due to average unrecognized
             compensation cost related to future services            (79)        (119)
                                                                ---------------------
     Pro forma                                                    24,982       25,381
                                                                =====================

Basic earnings per share:
     As reported                                                $   0.49     $   0.40
     Pro forma                                                      0.47         0.37
Diluted earnings per share:
     As reported                                                $   0.48     $   0.39
     Pro forma                                                      0.46         0.37

NOTE 2 - SECURITIES

A summary of information for investment securities, categorized by security type, at March 31, 2005 and December 31, 2004 is as follows. Fair values are based upon available quoted market prices or are based on quoted prices for similar financial instruments.

                                                                   Gross           Gross
                                                 Amortized       Unrealized      Unrealized         Fair
                                                   Cost            Gains           Losses           Value
                                                ------------------------------------------------------------
                                                                     (in thousands)
At March 31, 2005
-----------------
   Securities Available for Sale:
     U.S. Treasury                               $    5,012      $       --      $      (93)      $    4,919
     U.S. Government agencies (1)                    92,392              10          (1,525)          90,877
     Agency mortgage-backed securities (1)          887,046           1,662         (20,325)         868,383
     State and political subdivisions               181,689           4,375            (812)         185,252
     Corporate and other debt obligations            31,308             115            (445)          30,978
     Equity investments (2)                          44,313               8              --           44,321
                                                ------------------------------------------------------------
        Total Securities Available for Sale      $1,241,760      $    6,170      $  (23,200)      $1,224,730
                                                ============================================================
At December 31, 2004
--------------------
   Securities Available for Sale:
     U.S. Treasury                               $    5,013      $       --      $      (17)      $    4,996
     U.S. Government agencies (1)                    92,523             109            (390)          92,242
     Agency mortgage-backed securities (1)          892,344           3,750          (7,366)         888,728
     State and political subdivisions               169,658           6,390             (60)         175,988
     Corporate and other debt obligations            33,797             489            (106)          34,180
     Equity investments (2)                          52,841             275              --           53,116
                                                ------------------------------------------------------------
        Total Securities Available for Sale      $1,246,176      $   11,013      $   (7,939)      $1,249,250
                                                ============================================================

A summary of unrealized loss information for investment securities, categorized by security type, at March 31, 2005 is as follows:

                                                Less Than 12 Months         12 Months or Longer              Total
                                              ------------------------------------------------------------------------------
                                                            Unrealized                 Unrealized                 Unrealized
                                              Fair Value      Losses      Fair Value   Losses (3)   Fair Value      Losses
                                              ------------------------------------------------------------------------------
Description of Securities                                                     (in thousands)
-------------------------
Securities Available for Sale:
     U.S. Treasury                             $  4,919     $    (93)     $     --     $     --      $  4,919     $    (93)
     U.S. Government agencies (1)                84,977       (1,525)           --           --        84,977       (1,525)
     Agency mortgage-backed securities (1)      622,691      (13,428)      180,544       (6,897)      803,235      (20,325)
     State and political subdivisions            46,600         (755)        1,541          (57)       48,141         (812)
     Corporate and other debt obligations        16,006         (377)        1,827          (68)       17,833         (445)
Total Unrealized Losses on
                                              ------------------------------------------------------------------------------
         Securities Available for Sale:        $775,193     $(16,178)     $183,912     $ (7,022)     $959,105     $(23,200)
                                              ==============================================================================

(1) Primarily Government Sponsored Enterprises (GSE).

(2) At March 31, 2005, includes investments of $4 million, $25 million, and $0, respectively, in stock of the Federal Reserve Bank (FRB), the Federal Home Loan Bank (FHLB) and preferred stock of Freddie Mac. At December 31, 2004, these amounts were $4 million, $24 million, and $9 million, respectively. These investments are recorded at amortized historical cost or fair value, as applicable. The FRB and FHLB are held to satisfy membership requirements and investment objectives.

(3) The Company has the ability to hold and has no present intent to dispose of these securities as of March 31, 2005. Of the $7 million total unrealized losses 12 months or longer, all except $125,000 was related to 25 mortgage-backed securities issued by GSEs with an S&P quality rating of "AAA". Of the $125,000 in unrealized loss, $68,000 is related to a single asset-backed bond collateralized by owner occupied first lien, conforming mortgage loans. At March 31, 2005, the S&P quality rating for this bond was "AAA," the security was sufficiently collateralized such that credit loss was considered remote, and the security has a average remaining life of 2.3 years. In the event of prepayment, it is expected that the Company would recover substantially all of its recorded investment. The remaining $57,000 is a single "AAA" rated municipal obligation that matures in 2009.

A summary of realized gain and loss information is as follows:

                                   Realized      Realized      Net Gains/
                                     Gains        Losses        (Losses)
                                   ---------------------------------------
                                              (in thousands)
     For the three months ended:
        March 31, 2005              $   --        $  (51)        $  (51)
        March 31, 2004               1,934           (20)         1,914

At March 31, 2005 and 2004, securities with a fair value of approximately $859 million and $825 million, respectively, were pledged to secure public deposits, securities under agreements to repurchase, derivative credit exposure and for other purposes required by law.


NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at March 31, 2005 and December 31, 2004 was as follows:

                                             March 31, 2005  December 31, 2004
                                             ---------------------------------
                                                       (in thousands)
Commercial, financial and agricultural         $   715,054      $   764,339
Real estate-commercial                           1,632,261        1,533,917
Real estate-residential                            416,641          412,753
Real estate-construction                           271,539          250,855
Installment and consumer                           314,799          316,838
Direct lease financing                                  78               98
                                             ---------------------------------
     Gross loans                               $ 3,350,372      $ 3,278,800
     Allowance for loan losses                     (40,954)         (40,945)
                                             ---------------------------------
     Net Loans                                 $ 3,309,418      $ 3,237,855
                                             =================================

An analysis of the allowance for loan losses for the periods ended March 31, 2005 and March 31, 2004 is presented below:

                                                For the Three Months Ended
                                             March 31, 2005  December 31, 2004
                                             ---------------------------------
                                                       (in thousands)

Balance at beginning of year                   $    40,945      $    42,115
Provision charged to expense                         2,500            4,675
Loans charged off                                   (3,375)          (4,862)
Recoveries on loans previously charged off             884            1,547
                                             ---------------------------------
Balance at end of period                       $    40,954      $    43,475
                                             =================================

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

The Company's goodwill by segment (in thousands) at March 31, 2005 is as follows:

Retail Banking                                                     $ 3,572
Commercial Banking                                                   2,381
Trust and Asset Management                                           9,622
                                                                  --------
     Total Goodwill                                                $15,575
                                                                  ========

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2005.

The Originated Mortgage Servicing Right (OMSR) asset values which are recorded in Other Assets on the Consolidated Balance Sheets are included in the Mortgage Banking Segment. The March 31, 2005 balances are in the table below. At December 31, 2004, the net carrying amount of OMSR was $12.5 million and there was a $53,000 OMSR Valuation Allowance.

Unamortized Cost of Mortgage Servicing Rights
(in thousands)
Gross Carrying Amount                                              $36,714
Less: Accumulated Amortization                                     (23,932)
Less: OMSR Valuation Allowance                                          --
                                                                  --------
Net OMSR at end of period                                          $12,782
                                                                  ========

OMSR Valuation Allowance
Balance at beginning of year                                       $    53
Impairment valuation credited to income                                (53)
                                                                  --------
Balance at end of period                                           $    --
                                                                  ========

The current and estimated OMSR amortization expense on the Company's OMSR asset are as follows:

                                                                  Mortgage
                                                                  Banking
                                                               --------------
                                                               (in thousands)
Aggregate Amortization Expense
      For Quarter Ended 3/31/05                                    $   591
Estimated Amortization Expense
      For Remainder of Year Ending 12/31/05                        $ 2,013
      For Year Ending 12/31/06                                       2,383
      For Year Ending 12/31/07                                       1,971
      For Year Ending 12/31/08                                       1,604
      For Year Ending 12/31/09                                       1,275
      For Year Ending 12/31/10                                         999
      Thereafter                                                     2,537
                                                                  --------
             Total                                                 $12,782
                                                                  ========

The weighted-average amortization period for OMSR retained during the first quarter of 2005 was 11.2 years. The unpaid principal balance of mortgage loans serviced for others, including mortgage loans held for sale, was $1.3 billion as of March 31, 2005, $1.3 billion as of December 31, 2004 and $1.2 billion as of March 31, 2004.

NOTE 5 - SALE OF RECEIVABLES

The Company periodically sells certain indirect automobile loans in securitization transactions. Upon sale, the net carrying amount of the loans is removed from the consolidated balance sheet in exchange for cash and certain retained residual interests. The retained interests includes rights to service the loans that were sold (the "Servicing Rights") and an interest in residual cash flows (the "Interest-Only Strip"). The Interest-Only Strip includes the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the "Excess Spread") plus an interest in sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the "Credit Enhancement" or "Overcollateralization"). There were no sales of indirect automobile loans during the first quarter 2005 or 2004.

The Company receives monthly servicing fees equal to 0.75 percent per annum of the outstanding beginning principal balance of the loans serviced for the month and rights to future cash flows arising after the investors in the securitization trust have received the returns for which they have contracted. The Company's retained interests are subordinate to investor's interests. The value of the Interest-Only Strip is subject to prepayment risk and interest rate risk on the Excess Spread and credit risk on the transferred automobile loans on the Overcollateralization. The Company's risk of loss attribuable to prepayment and credit risk is limited to its interest in the Interest-Only Strip. Neither the investors nor the securization trust have any further recourse to the Company's other assets. Interest rate risk could exceed the Company's interest in the Excess Spread, but such a possibility is considered remote as of March 31, 2005.

Key economic assumptions used in measuring the retained interests at the date of the securitization and as of March 31, 2005, including the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions, are as follows:

                                                                             As of March 31, 2005
                                                                    ---------------------------------------
                                                    Loans Sold                   10% Adverse    20% Adverse
                                                    During 2004      Actual        Change         Change
                                                    -----------     --------      --------       --------
                                                                       (in thousands)
Prepayment speed assumptions
     Prepayment speed                                      1.8%          2.1%          2.4%           2.6%
     Weighted average life (in months)                    18.9          15.9          15.1           14.4
     Fair value of retained interests                 $ 11,495      $ 11,705      $ 11,693       $ 11,700
     Change in fair value                             $     --      $     --      $    (12)      $     (5)
Expected credit loss assumptions
     Expected credit losses (loss to liquidation)          1.9%          1.9%          2.0%           2.2%
     Fair value of retained interests                 $ 11,495      $ 11,705      $ 11,418       $ 11,135
     Change in fair value                             $     --      $     --      $   (287)      $   (570)
Residual cash flow discount rate assumptions
     Residual cash flow discount rate (annual)              22%         20.0%         22.0%          24.0%
     Fair value of retained interests                 $ 11,495      $ 11,705      $ 11,424       $ 11,156
     Change in fair value                             $     --      $     --      $   (281)      ($   549)

These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10 percent variation should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Total cash flows attributable to the indirect automobile loan securitization transactions was an inflow of $4.3 million and $7.1 million for the first quarters of 2005 and 2004, respectively. The following table summarizes the various cash flows received from and paid to the securitization trust:

                                                       Proceeds From    Servicing Fees       Other
                                                      Securitizations     Collected       Cash Flows
                                                      ---------------     ---------       ----------
                                                                       (in thousands)
Cash flows received from trust in first quarter 2005     $   --             $ 365          $ 3,974
Cash flows received from trust in first quarter 2004     $   --             $ 139          $ 6,933

Other cash flows include gross cash flows from the Interest-Only Strip, net of reductions in such cash flows for loan defaults, and the release of excess Overcollateralization funds.

The following table presents quantitative information about delinquencies (loans 30 or more days past due plus non-accruals), net credit losses, and components of securitized indirect automobile loans and other assets managed together. Loan amounts represent only the principal amount of the loan. Retained interests held for securitized assets are excluded from this table because they are recognized separately.

                          Total Principal        Principal Amount of
                          Amount of Loans         Delinquent Loans             Net Credit
                      ------------------------------------------------           Losses
                                             As of March 31                    Year-to-Date
                      ------------------------------------------------    ---------------------
                        2005         2004         2005         2004         2005         2004
                        ----         ----         ----         ----         ----         ----
                                                    (in thousands)
Held in portfolio     $245,819     $460,763     $  2,686     $  5,509     $    536     $  1,109
Securitized            171,411       79,873        2,365        1,160          616          426
                      --------     --------     --------     --------     --------     --------
  Total               $417,230     $540,636     $  5,051     $  6,669     $  1,152     $  1,535
                      ========     ========     ========     ========     ========     ========

Actual and projected static pool credit losses, as a percentage of indirect automobile loans securitized are 1.20%, 1.60% and 1.93% as of the quarters ended March 31, 2005, 2006, and 2007, respectively. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amounts shown here for each year are a weighted average for all indirect automobile loan securitizations.

NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at March 31, 2005 and December 31, 2004:

                                                    March 31,   December 31,
                                                      2005         2004
                                                    ------------------------
                                                         (in thousands)
Securities sold under agreements to repurchase       $458,870     $465,446
Federal Home Loan Bank borrowings                      20,184       35,184
Federal funds purchased                                56,700       78,990
U.S. Treasury tax and loan note accounts                3,044        9,535
Commercial paper and other short-term borrowings            3            3
                                                     --------     --------
        Total Short-Term Borrowings                  $538,801     $589,158
                                                     ========     ========

NOTE 7 - LONG-TERM BORROWINGS

Long-term borrowings consisted of the following at March 31, 2005 and December 31, 2004:

                                                    March 31,   December 31,
                                                      2005         2004
                                                    ------------------------
                                                         (in thousands)
Federal Home Loan Bank borrowings                    $128,563     $122,721
AMCORE Capital Trust I borrowings                      41,238       41,238
Capitalized Lease Obligation                            1,058        1,059
                                                     --------     --------
          Total Long-Term Borrowings                 $170,859     $165,018
                                                     ========     ========

The Company periodically borrows additional funds from the Federal Home Loan Bank (FHLB) in connection with the purchase of mortgage-backed securities and the financing of eligible family real estate loans. The average stated maturity of these borrowings at March 31, 2005 is 3.4 years, with a weighted average borrowing rate of 4.79%. Mortgage-related assets are required to be held as collateral for FHLB borrowings according to specific collateral guidelines established by the FHLB. Certain FHLB borrowings have prepayment penalties and call features associated with them. FHLB borrowings with call features, assuming they are called at the earliest call date, total $77.0 million in 2005.

Other long-term borrowings includes a capital lease with a net carrying amount of $1.1 million on a branch facility leased by the Company. The Company is amortizing the capitalized lease obligation and depreciating the facility over the remaining non-cancelable term of the original lease, which expires or renews in 2021.

The Company reclassifies borrowings to short-term borrowings when the remaining maturity becomes less than one year. Scheduled reductions of long-term borrowings are as follows:

                                                                     Total
                                                                 ------------
                                                                 (in thousands)

2006                                                                $ 16,718
2007                                                                      28
2008                                                                  84,859
2009                                                                      35
2010                                                                     443
Thereafter                                                            68,776
                                                                 ------------
     Total Long-Term Borrowings                                     $170,859
                                                                 ============

NOTE 8 - DERIVATIVE INSTRUMENTS

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

The following derivative related activity is included in other non-interest income in the Consolidated Statements of Income, for the three months ended:

                                                    March 31,     March 31,
                                                      2005          2004
                                                   ----------    ----------
Changes in Value:
Free-standing derivatives                              $(13)          $  2
Ineffective portion of fair value Hedges                  44            24
Mortgage banking derivatives                            (63)           188
                                                   ----------    ----------
     Total                                             $(32)          $214
                                                   ==========    ==========

During 2002, swaps that were Hedging loan cash flows were sold, for which the Company received $3.3 million plus accrued interest. The gain continued to be classified in OCI and amortized into income over the original term of the swap. For the three month period ended March 31, 2004, $481,000 of this pre-tax gain was amortized (reclassified) from OCI into income. The pre-tax gain was fully amortized at December 31, 2004 and there were no other cash flow Hedges included in OCI during the three months ended March 31, 2005. The longest-term fair value Hedge expires in December 2019.

NOTE 9 - CONTINGENCIES AND GUARANTEES

Contingencies:

Management believes that no litigation is threatened or pending in which the Company faces potential loss or exposure which will materially affect the Company's consolidated financial position or consolidated results of operations. Since the Company's subsidiaries act as depositories of funds, trustee and escrow agents, they occasionally are named as defendants in lawsuits involving claims to the ownership of funds in particular accounts. This and other litigation is incidental to the Company's business.

Guarantees:

The Company, as a provider of financial services, routinely enters into commitments to extend credit to its bank customers, including financial and performance standby letters of credit. Financial and performance standby letters of credit are a conditional but irrevocable form of guarantee. Under a financial standby letter of credit, the Company guarantees payment to a third party obligee upon the default of payment by the BANK customer, and upon receipt of complying documentation from the obligee. Under a performance standby letter of credit, the Company guarantees payment to a third party obligee upon nonperformance by the BANK customer and upon receipt of complying documentation from the obligee.

Both financial and performance standby letters of credit are typically issued for a period of one year to five years, but can be extended depending on the BANK customer's needs. As of March 31, 2005, the maximum remaining term for any outstanding standby letters of credit expires on December 15, 2010.

A fee is normally charged to compensate the BANK for the value of the commitments and guarantees that are granted to the customer. The fees are deferred and are recognized as income over the term of the commitment or guarantee. As of March 31, 2005, the carrying value of these deferrals was a deferred credit of $920,000. This amount included a $424,000 guarantee liability for financial and performance standby letters of credit recorded in accordance with FIN 45. The remaining $496,000 represented deferred fees charged for commitments and letters of credit exempted from the scope of FIN 45.

At March 31, 2005, the contractual amount of all financial and standby letters of credit, including those exempted from FIN 45, was $159.3 million and $24.4 million, respectively. These represent the maximum potential amount of future payments that the Company would be obligated to pay under the guarantees.

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


NOTE 10 - EARNINGS PER SHARE

Earnings per share (EPS) calculations are as follows:

                                                For the Three Months
                                                  Ended March 31,
                                                  2005        2004
                                                -------------------
                                       (in thousands, except per share data)

Net Income                                      $12,050     $10,018
Basic EPS:
         Average basic shares outstanding        24,805      25,210
                                                ===================
         Basic EPS                              $  0.49     $  0.40
                                                ===================

Diluted EPS:
        Weighted average shares outstanding      24,805      25,210
        Dilutive shares                             227         267
        Contingently issuable shares                 29          23
                                                -------------------
        Average diluted shares outstanding       25,061      25,500
                                                -------------------
        Diluted EPS                             $  0.48     $  0.39
                                                ===================

As prescribed by SFAS No.128, "Earnings Per Share", basic EPS is computed by dividing net income available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding.

The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued and to include shares contingently issuable pursuant to employee incentive plans. Securities (e.g. options) that do not have a current right to participate fully in earnings, but that may do so in the future by virtue of their option rights, are potentially dilutive shares. The dilutive shares are calculated based on the treasury stock method meaning that, for the purposes of this calculation, all outstanding options are assumed to have been exercised during the period and the resulting proceeds used to repurchase Company stock at the average market price during the period. In computing diluted EPS, only potential common shares that are dilutive--those that reduce earnings per share or increase loss per share--are included. Exercise of options is not assumed if the result would be antidilutive.

NOTE 11 - SEGMENT INFORMATION

AMCORE's internal reporting and planning process focuses on its four primary lines of business (Segment(s)): Commercial Banking, Retail Banking, Trust and Asset Management, and Mortgage Banking. The financial information presented was derived from the Company's internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray each Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an appropriate allocation of shared support function expenses. The Commercial, Retail and Mortgage Banking Segments also include fund transfer adjustments to appropriately reflect the cost of funds on loans made and funding credits on deposits generated. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2004.

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

Total Segment results differ from consolidated results primarily due to inter-segment eliminations, certain corporate administration costs, items not otherwise allocated in the management accounting process and treasury and investment activities. The impact of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and is included in the "Other" column.

The Commercial Banking Segment provides commercial banking services including lending, business checking and deposits, treasury management and other traditional as well as electronic commerce commercial banking services to large and small business customers through the BANK's full-service and limited branch office (LBO) locations. The Retail Banking Segment provides retail banking services including direct and indirect lending, checking, savings, money market and certificate of deposit (CD) accounts, safe deposit rental, automated teller machines and other traditional and electronic-commerce retail banking services to individual customers through the BANK's branch locations. The Trust and Asset Management segment provides trust, investment management, employee benefit recordkeeping and administration and brokerage services. It also acts as advisor and provides fund administration to the Vintage Mutual Funds and various public fund programs. These products are distributed nationally (i.e. Vintage Equity Fund is available through Charles Schwab, One Source(TM)), regionally to institutional investors and corporations, and locally through AMCORE's BANK locations. The Mortgage Banking segment provides a variety of mortgage lending products to meet its customer needs. It sells a majority of the long-term fixed-rate loans to the secondary market and continues to service most of the loans sold.

For the three months ended March 31, 2005    --------------- Operating Segments ----------------
                                              Commercial     Retail    Trust and Asset  Mortgage
                                               Banking       Banking     Management     Banking         Other    Consolidated
                                             --------------------------------------------------------------------------------
                                                                        (dollars in thousands)
Net interest income                           $   23,033   $   11,049    $       17    $    1,400    $    3,982   $   39,481
Non-interest income                                2,095        4,019         6,079         1,226         3,049       16,468
                                             --------------------------------------------------------------------------------
     Total revenue                                25,128       15,068         6,096         2,626         7,031       55,949
Provision for loan losses                          2,230          318            --           (48)           --        2,500
Depreciation and amortization                        157          693            81            59         1,064        2,054
Other non-interest expense                        11,192       11,131         5,381         2,464         3,986       34,154
                                             --------------------------------------------------------------------------------
     Pretax earnings                              11,549        2,926           634           151         1,981       17,241
Income taxes (benefits)                            4,504        1,141           283            59          (796)       5,191
                                             --------------------------------------------------------------------------------
     Earnings                                 $    7,045   $    1,785    $      351    $       92    $    2,777   $   12,050
                                             ================================================================================

Segment profit percentage                             76%          19%            4%            1%          N/A          100%
                                             ================================================================================

 Assets                                       $2,578,696   $  647,819    $   16,907    $  250,245    $1,499,740   $4,993,407
                                             ================================================================================

For the three months ended March 31, 2004

Net interest income                           $   20,280   $   10,492    $        8    $    2,408    $    4,100   $   37,288
Non-interest income                                2,325        3,434         6,563          (169)        5,376       17,529
                                             --------------------------------------------------------------------------------
     Total revenue                                22,605       13,926         6,571         2,239         9,476       54,817
Provision for loan losses                          2,084        2,692            --          (101)           --        4,675
Depreciation and amortization                        150          597            98             8         1,139        1,992
Other non-interest expense                        10,166       10,253         5,502         2,778         6,060       34,759
                                             --------------------------------------------------------------------------------
     Pretax earnings (loss)                       10,205          384           971          (446)        2,277       13,391
Income taxes (benefits)                            3,916          150           398          (174)         (917)       3,373
                                             --------------------------------------------------------------------------------
     Earnings (loss)                          $    6,289   $      234    $      573    $     (272)   $    3,194   $   10,018
                                             ================================================================================

Segment profit percentage                             92%           4%            8%           (4%)         N/A          100%
                                             ================================================================================

 Assets                                       $2,104,049   $  821,085    $   17,885    $  251,995    $1,424,022   $4,619,036
                                             ================================================================================


NOTE 12- BENEFIT PLANS

Employee Benefit Plans. All subsidiaries of the Company participate in the AMCORE Financial Security Plan (Security Plan), a qualified profit sharing plan under Section 401(a) of the Internal Revenue Code. The Security Plan offers participants a personal retirement account, a cash profit sharing payment and a personal savings account 401(k). The expense related to the Security Plan for the three months ended March 31, 2005 and 2004 was $1.48 million and $1.49 million, respectively.

In addition to the Security Plan, certain health care and life insurance benefits are made available to active employees. The Company's share of cost of these benefits is expensed as incurred. Group health benefits are offered to retirees with 100% of the cost borne by the retiree.

The Company provides a deferred compensation plan (entitled "AMCORE Financial, Inc. Deferred Compensation Plan") for certain key employees and directors. This plan provides the opportunity to defer salary, bonuses and non-employee director fees. Participants may defer up to 90% of base compensation and up to 100% of incentive compensation. The deferred compensation liability to participants is recorded in other liabilities in the Consolidated Balance Sheets. The deferrals and earnings grow tax deferred until withdrawn from the plan. The amount and method of payment are pre-defined by participants each year of deferral. Earnings to individual accounts are recorded as compensation expense when earned. The total non-qualified deferred compensation plan liability totaled $13.8 million and $13.5 million at March 31, 2005 and 2004, respectively. Expense related to the deferred compensation plan was $201,000 and $358,000 for the first three months of 2005 and 2004, respectively.

The Company provides additional retirement benefits to certain senior officers through plans that are non-qualified, non-contributory and unfunded. Under one such arrangement, the additional retirement benefits replace what would have been provided under the Company's defined contribution qualified plan in the absence of limits placed on qualified plan benefits by the Internal Revenue Code of 1986. The expense related to this arrangement was $77,000 and $50,000 for the three months ended March 31, 2005 and 2004, respectively.

Another arrangement, which is a defined benefit plan, provides supplemental retirement benefits that are based upon three percent of final base salary, times the number of years of service. Benefits under this plan may not exceed 70% or be less than 45% of a participant's final base salary less offsets for social security and other employer retirement plan contributions. The measurement date for obligations for this plan is as of December 1st. The following table summarizes the net periodic benefit cost recognized for the three-month periods ended March 31, 2005 and 2004:

                                                         For the Three Months
                                                            ended March 31,
                                                        -----------------------
                                                            2005         2004
                                                        -----------------------
                                                              (in thousands)
Components of net periodic benefit cost:
     Service cost                                             $ 3          $ 4
     Interest cost                                             23           23
     Actuarial losses and decrease in offsets                  --           14
                                                        -----------------------
Net periodic cost                                             $26          $41
                                                        =======================

Weighted-average assumptions:                               2005         2004
                                                        -----------------------
     Discount rate                                          5.75%        6.00%
     Rate of compensation increase                          3.00%        3.00%

During the first quarter of 2005, $134,109 was contributed to the plan to fund distributions to plan participants. No additional contributions or distributions are expected to be made during 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and Subsidiaries ("AMCORE" or the "Company") consolidated financial condition as of March 31, 2005 compared to December 31, 2004, and the consolidated results of operations for the three months ended March 31, 2005 compared to the same period in 2004. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

                 FACTORS INFLUENCING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains, and our periodic filings with the Securities and Exchange Commission and written or oral statements made by the Company's officers and directors to the press, potential investors, securities analysts and others will contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of AMCORE. Statements that are not historical facts, including statements about beliefs and expectations, are forward-looking statements. These statements are based upon beliefs and assumptions of AMCORE's management and on information currently available to such management. The use of the words "believe", "expect", "anticipate", "plan", "estimate", "should", "may", "will" or similar expressions identify forward-looking statements. Forward-looking statements speak only as of the date they are made, and AMCORE undertakes no obligation to update publicly any forward-looking statements in light of new information or future events.

Contemplated, projected, forecasted or estimated results in such forward-looking statements involve certain inherent risks and uncertainties. A number of factors
- many of which are beyond the ability of the Company to control or predict - could cause actual results to differ materially from those in its forward-looking statements. These factors include, among others, the following possibilities: (I) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new or existing competitors; (II) adverse state, local and federal legislation and regulation; (III) failure to obtain new customers and retain existing customers; (IV) inability to carry out marketing and/or expansion plans; (V) ability to attract and retain key executives or personnel; (VI) changes in interest rates including the effect of prepayments;
(VII) general economic and business conditions which are less favorable than expected; (VIII) equity and fixed income market fluctuations; (IX) unanticipated changes in industry trends; (X) unanticipated changes in credit quality and risk factors; (XI) success in gaining regulatory approvals when required; (XII) changes in Federal Reserve Board monetary policies; (XIII) unexpected outcomes on existing or new litigation in which AMCORE, its subsidiaries, officers, directors or employees are named defendants; (XIV) technological changes; (XV) changes in U.S. generally accepted accounting principles; (XVI) changes in assumptions or conditions affecting the application of "critical accounting estimates"; (XVII) inability of third-party vendors to perform critical services for the Company or its customers; (XVIII) disruption of operations caused by upgrades and installation of data processing systems; and (XIX) zoning restrictions or other limitations at the local level, which could prevent limited branches from transitioning to full-service facilities.


                             OVERVIEW OF OPERATIONS

AMCORE reported net income of $12.1 million or $0.48 per diluted share for the three months ended March 31, 2005. This compares to $10.0 million or $0.39 per diluted share for the same period in 2004. This represents a $2.0 million or 20% increase in the first quarter of 2005 over the same period a year ago. Diluted earnings per share increased 23% or $0.09. AMCORE's annualized return on average equity and on average assets for the first quarter 2005 was 12.61% and 0.99%, respectively, compared to 10.50% and 0.88% for the comparable period in 2004.

The most significant factors affecting first quarter 2005 net income, compared to the same period in 2004, were:

Net interest income - Increased $2.2 million due to increased loan and investment volumes. Net interest margin was 3.59% in 2005 compared to 3.65% in 2004.

Provision for loan losses - Declined $2.2 million, reflecting lower specific loss estimates on individually reviewed credits and lower net charge-offs.

Non-interest income - Decreased $1.1 million. The most significant decreases were attributable to $1.9 million in net security gains in 2004 compared to a $51,000 loss in 2005, and a decline of $1.3 million in company owned life insurance income in 2005 compared to 2004. Partially offsetting these declines were a $1.7 million increase in mortgage banking income and a $760,000 increase in service charges on deposits.

Operating expenses - Declined $543,000 due to lower loan processing and collection expenses and lower personnel costs.

Income taxes - Increased $1.8 million, due to higher earnings before income taxes and a decrease in tax-exempt company owned life insurance income. The effective tax rate was 30.1% in 2005 compared to 25.2% in 2004.

                  KEY INITIATIVES AND OTHER SIGNIFICANT EVENTS

Key Initiatives

Branch Expansion - During 2001, the Company's banking operations (BANK) launched a branch expansion initiative targeting the high growth area bounded by Interstates 94 in the north, 294 and 94 in the east, 80 in the south and 90 and 39 in the west (the "Branch Expansion"). The Branch Expansion strategy initially targets markets where there are high concentrations of mid-size businesses, with a seasoned commercial lending and treasury management service staff in a leased facility (limited branch office or "LBO"). Once a book of business is developed and the LBO becomes profitable, plans to develop a permanent site for a full service facility in a nearby area that is surrounded by a high concentration of homeowners with strong population and household income growth are initiated. Increased capabilities in the markets served by these facilities is expected to accelerate the Company's ability to generate deposits, which will better support loan growth and decrease the use of wholesale funding.

Since the inception of the Branch Expansion strategy in April 2001, 23 new branches, net of closed offices, have opened. The new locations have contributed $1.13 billion in loans and $548 million in deposits outstanding as of March 31, 2005. Same store contributions, which include new branches that have been open at least one year, were $1.08 billion in loans and $509 million in deposits outstanding at March 31, 2005. During first quarter 2005, the Company opened three limited branch offices in Libertyville and Orland Park, Illinois and Wauwatosa, Wisconsin. As of the end of first quarter 2005, more than two-thirds of the Company's 73 branch locations were concentrated in Rockford and Chicago, Illinois, Milwaukee suburbs and Madison, Wisconsin.

During 2004, the Company announced that its Board of Directors had authorized an incremental capital investment of $55 million to enhance the Company's successful Branch Expansion program raising the total commitment to $120 million. As of March 31, 2005, $71 million of the total $120 million capital commitment remained to be spent.

The Company plans to add a total of five LBOs in 2005. By the end of 2009, AMCORE expects to have added 34 new offices, net of those closed, since the beginning of the Branch Expansion initiative in 2001. Total offices by the end of 2009 are expected to be 84, two-thirds of which will be located in markets that the Company believes to exhibit strong growth characteristics.

The Branch Expansion activity was accretive to earnings by $0.06 per diluted share during the first quarter of 2005, compared to dilution of $0.04 per diluted share in the same period last year. AMCORE expects its Branch Expansion program to be accretive to earnings by $0.10 to $0.15 per share in 2005.

As a complement to its Branch Expansion, the BANK has also expanded its automated teller machine system ("ATMs"), which includes both owned and third party operated, to 131 in Illinois and 37 in Wisconsin, or 168 overall, from 117 in Illinois and 35 in Wisconsin, or 152 overall, at March 31, 2004.

Deposit Growth - Average bank-issued deposits grew to $3.1 billion in the first quarter of 2005, an increase of 8%, or $225 million, compared to the first quarter of 2004. AMCORE's focus is to grow transactional deposits, such as checking accounts, which helps lower funding costs, as well attracting new households. Handling a customer's checking account enables the BANK to cross-sell other products and increases the likelihood of retaining their business over time. The Company's goal is to become the customer's primary bank, meeting all of their banking, mortgage and investment needs. AMCORE is focusing on continued bank-issued Deposit Growth because it provides a source of funding for the Branch Expansion and the Quality Loan Growth initiatives, and is also a means of reducing its reliance on wholesale funding sources.

Quality Loan Growth - Improving credit quality is part of AMCORE's Quality Loan Growth initiative. As part of this initiative, the Company expanded its commercial collection team, allowing it to intervene at a much earlier stage of the credit process as individual credits begin to show signs of stress. Taking early action helps the Company to limit erosion in value. Average loans rose $288 million to $3.3 billion during the first quarter of 2005, a 10% increase over the first quarter of 2004. Over the same period of time, total non-accrual loans increased 1% or $286,000 to $29.5 million. Loans ninety-days past due and still accruing decreased 57% or $2.5 million to $1.9 million.


Increasing Trust and Asset Management Income - Trust and asset management income declined $380,000 or 7%, from $5.5 million in the first quarter of 2004 to $5.1 million in the first quarter of 2005. Assets under administration totaled $4.4 billion at March 31, 2005 compared to $4.3 billion at March 31, 2004. Challenges facing this segment over the last several years include below benchmark equity funds investment performance, a shift in asset mix from equity to fixed income and money market, and the loss of two large retirement plans in 2004. The Company continues to work on solutions to improve its managed equity funds performance and to attract new business, which includes an open architecture that allows greater customer access to non-proprietary products.

Other Significant Events

Accounting Changes - Following is a discussion of accounting standards that materially affected the Company's Consolidated Financial Statements for the periods and dates presented, along with recently issued accounting standards that may impact future periods.

In the first quarter of 2004, the Company adopted Financial Accounting Standards Board (FASB) Financial Interpretation No. 46 Revised (FIN 46R) "Consolidation of Variable Interest Entities." Upon adoption of FIN 46R, the Company de-consolidated its investment in AMCORE Capital Trust I (Trust) a statutory business trust. See Note 7 of the Notes to the Consolidated Financial Statements.

In September 2004, the FASB issued Staff Position No. EITF 03-1-1 which delayed the effective date for the measurement recognition guidance contained in EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which was effective for fiscal years ending after December 15, 2003. Until new guidance is issued, companies must continue to comply with the disclosure requirements of EITF 03-1 and all relevant measurement and recognition requirements of other accounting literature. EITF 03-1 requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. These disclosures are contained in Note 2 of the Notes to Consolidated Financial Statements. The Company will complete its evaluation of the impact upon issuance of final guidance from the FASB.

SFAS No. 123 (Revised 2004) (123R), "Share-Based Payment" was issued in December 2004 and will require compensation cost relating to share-based payment transactions be recognized in Consolidated Financial Statements. In April 2005, the FASB delayed the effective date of the standard to periods beginning after December 15, 2005. The Company has not yet completed its evaluation of the standard, but anticipates that it will result in a reduction in earnings and earnings per share beginning with the first quarter of 2006.

Regulatory Developments - On May 3, 2005, AMCORE Bank, N.A. (the "Bank"), a subsidiary of the Company, received from the Office of the Comptroller of the Currency ("OCC"), a draft of a compliance Report of Examination ("ROE"). The Bank is periodically subjected to regulatory oversight and examination and has historically complied and will continue to comply with any findings and recommendations resulting from these reviews. The draft ROE was accompanied by a proposed supervisory agreement with the OCC relating to the effectiveness of the Bank's compliance management system. While the exact terms of the agreement have not yet been finalized, the Bank expects that such agreement will outline a series of steps to address and strengthen the Company's compliance management system. The Bank has already begun to implement procedures addressing the matters identified by the OCC. The Bank also expects that any final agreement with the Comptroller will not limit the Bank 's ability to continue to expand its business through new branches.


              EARNINGS REVIEW OF CONSOLIDATED STATEMENTS OF INCOME

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended March 31, 2005 and 2004.

Net Interest Income

Net interest income is the difference between income earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. The interest income on certain loans and investment securities is not subject to federal income tax. For analytical purposes, the interest income and rates on these types of assets are adjusted to a "fully taxable equivalent," or FTE basis. The FTE adjustment was calculated using AMCORE's statutory federal income tax rate of 35%.

Overview - FTE adjusted interest income is as follows (in thousands):

                                                 For the Three Months Ended
                                                         March 31,
                                                 --------------------------
                                                     2005        2004
                                                    -------     -------

Interest Income Book Basis .......................  $63,403     $56,355
FTE Adjustment ...................................    1,195       1,037
                                                    -------     -------

Interest Income FTE Basis ........................   64,598      57,392
Interest Expense .................................   23,922      19,067
                                                    -------     -------

Net Interest Income FTE Basis ....................  $40,676     $38,325
                                                    =======     =======


Net interest income on an FTE basis increased $2.4 million or 6% in the first quarter of 2005 compared to the same period in 2004. The increase was driven by increases in average loan and investment volumes of 10% and 7%, respectively. Partially offsetting this increase was a 25% increase in interest expense.

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

As Table 1 indicates, the net interest spread declined 10 basis points to 3.30% in the first quarter of 2005 from 3.40% in the same period a year ago. The net interest margin was 3.59% in the first quarter of 2005, a decrease of six basis points from 3.65% in the first quarter of 2004.

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

Changes due to volume - In the first quarter of 2005, net interest income (FTE) increased due to average volume by $3.1 million when compared to the same period in 2004. This increase was comprised of a $4.8 million increase in interest income that was partially offset by a $1.7 million increase in interest expense.

The $4.8 million increase in interest income was driven by a $288 million or 10% increase in average loans and an $80 million or 7% increase in average investment securities. The growth in average loans came from an increase of $467 million in commercial lending driven mostly by the Branch Expansion. Average consumer loan balances declined $231 million compared to the prior year quarter, due to lower volumes of indirect automobile lending and the securitization of $159 million of indirect automobile loans in the second half of 2004, while 1-to-4 family real estate loans increased $51 million. The growth in average investment securities was primarily attributable to mortgage-backed securities as the Company continued to replace mortgage-related assets that prepaid during the mortgage re-financing boom in 2003 and pre-funded expected cash flows from mortgage-backed securities.

The increase in average loans and investment securities was funded by a $225 million or 8% increase in average bank-issued deposits and a $142 million or 12% increase in average wholesale fundings, which included a $129 million increase in wholesale deposits. The increase in average bank-issued deposits was attributable to the Company's Deposit Growth and Branch Expansion initiatives.

Changes due to rate - During the first quarter of 2005, net interest income
(FTE) declined due to average rates by $752,000 when compared with the same period in 2004. This was comprised of a $3.2 million increase in interest expense that was reduced by a $2.4 million increase in interest income.

The rate paid for first quarter of 2005 on interest earning assets increased 24 basis points compared to the first quarter of 2004. This was comprised of a 38 basis point increase in the yield on average loans reduced by an 8 basis point decline in the yield on average investment securities. The improved yields on loans were due to increases in the prime rate and an increasing portion of variable rate loans in the Company's portfolio.

The rate paid for the first quarter of 2005 on average interest bearing liabilities increased 34 basis points, compared to first quarter of 2004, in response to increases in the federal funds rate (FED Funds). The largest drivers were increased rates paid on repurchase agreements, money market and savings accounts.

The Company expects its net interest margin to remain within a narrow band over the next few quarters. Among those factors that could cause margin and spread not to perform as anticipated by the Company include: greater and more frequent than anticipated changes in interest rates, including the impact of basis risk between various interest rate indices, changes in the shape of the yield curve, the effect of prepayments or renegotiated rates, increased price competition on both deposits and loans, changes in the mix of earning assets and the mix of liabilities, including greater than anticipated use of expensive wholesale sources to fund the Branch Expansion and greater than expected loan delinquencies resulting in non-accrual status. The Company is asset sensitive over a one-year horizon, meaning that interest-earning assets are expected to re-price more quickly than interest-bearing liabilities.

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

Loans, the Company's largest income earning asset category, are periodically evaluated by management in order to establish an estimated Allowance that is considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan groups or pools that are based on historical loss experience and other loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower's ability to repay, and current economic and industry conditions, among other things. The Allowance is also subject to periodic examination by regulators whose review includes a determination as to its adequacy to absorb probable losses.

The Provision was $2.5 million in the first quarter of 2005, a decrease of $2.2 million or 47% from $4.7 million in the first quarter of 2004. The decrease was primarily due to lower specific loss estimates on individually reviewed credits, lower net charge-offs and reductions in statistical loss estimates for loan pools due to lower indirect automobile loan volumes and the Auto Loan Sales. Net charge-offs in first quarter of 2005 were $2.5 million or 31 basis points of average loans on an annualized basis, compared to $3.3 million or 44 basis points of average loans during the same period in 2004.

Non-Interest Income

Total non-interest income is comprised primarily of fee-based revenues from trust and asset management, bank-related service charges on deposits and mortgage banking income. Net security gains or losses, gain on loan sales, increases in cash surrender value (CSV) and death benefits on BANK and Company owned life insurance (COLI), brokerage commission income and bankcard fee income are also included in this category.

Overview - Non-interest income totaled $16.5 million in the first quarter of 2005, a decline of $1.1 million or 6% from $17.5 million in the first quarter of 2004. The decline was primarily attributable to a $2.0 million reduction in net security gains and $1.3 million decline in COLI income. These declines were partially offset by increases of $1.7 million and $760,000 in mortgage banking income and service charges on deposits, respectively.

Trust and asset management income - Trust and asset management income includes trust, investment management, employee benefit recordkeeping and administration services. It also includes advisory and fund administration fees from the Vintage Mutual Funds and various public fund programs. Trust and asset management income has historically been the Company's largest source of non-interest income and totaled $5.1 million in the first quarter of 2005, a decrease of $380,000 or 7% from $5.5 million in the first quarter of 2004. The decline was primarily attributable to changes in the mix of administered assets associated with the below benchmark investment performance of the Vintage equity funds, and a move to an open architecture platform. As noted above, Increasing Trust and Asset Management Income is a key initiative of the Company that is directed at reversing the declines. Trust and asset management revenues were $5.1 million in the fourth quarter of 2004 and $5.0 million in the third quarter of 2004. The first quarter of 2005 was the second consecutive quarter of increased trust and asset management income.

As of March 31, 2005, total assets under administration were $4.4 billion, which includes $637 million in the Vintage Mutual Funds, compared to $4.3 billion and $794 million, respectively, as of March 31, 2004. In addition to overall market performance, trust and asset management revenues are dependent upon the Company's ability to attract and retain accounts, specific investment performance and other economic factors.

Mortgage banking income - Mortgage banking income includes fees generated from the underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans, net of origination costs, servicing rights amortization and impairment.

Mortgage banking income was $1.3 million in the first quarter of 2005, an increase of $1.7 million from the first quarter of 2004. The increase included a $53,000 mortgage servicing rights impairment valuation reversal in the first quarter of 2005, compared to a $1.7 million mortgage servicing impairment charge for the same period in 2004. Excluding impairment reversals and charges, mortgage banking income declined $136,000 driven by a 13% decline in closings to $85 million in the first quarter of 2005, from $98 million in the first quarter of 2004. Declines in closings were expected, as rising mortgage interest rates led to decreased refinancing activity. However, the Company continues to focus growth in new purchase mortgages as a result of additional mortgage originators, primarily in the Branch Expansion markets. New purchase mortgages showed a modest 2% increase in the first quarter of 2005 from the same period a year ago. New purchase mortgage growth could be negatively affected by a number of factors beyond the Company's control, including heightened competition, higher mortgage interest rates, declines in new housing construction and adverse regulatory developments. New purchase mortgage closings were $45 million or 53% of total closings in the first quarter of 2005, compared to $44 million or 44% of total closings in the same period a year ago.

As of March 31, 2005, the carrying value of AMCORE's capitalized mortgage servicing rights was $12.8 million, with no impairment valuation allowance. The unpaid principal balance of mortgage loans serviced for others was $1.3 billion as of March 31, 2005. This compares to $1.2 billion as of March 31, 2004. The net carrying value of the Company's capitalized mortgage servicing rights, as a percentage of the unpaid principal balance of mortgage loans serviced for others, was 0.98% and 0.80% as of March 31, 2005 and 2004, respectively.

COLI income - COLI income totaled $908,000 in the first quarter of 2005, a $1.3 million or 58% decline from $2.2 million in the first quarter of 2004. The first quarter of 2004 included $737,000 received in death benefit payouts. The remaining decrease was primarily due to declines in the value of underlying variable return investments and lower yields as the policies annually reset the general account crediting rates. AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. As of March 31, 2005, the CSV of COLI was $128 million, compared to $124 million at December 31, 2004.

Other non-interest income -Service charges on deposits, brokerage commission income, bankcard fee income, gain on sale of loans, net security losses and other non-interest income totaled $9.2 million, a $1.1 million or 11% decline from the first quarter of 2004. The decrease was primarily attributable to lower net security gains and gains on the sale of loans. These were partly offset by increased deposit-related fees, such as service charges on deposit and bankcard fee income, and a $280,000 gain included in other income from the merger of an ATM network in which the BANK held an interest.

Since January 1, 2004, merchants have been permitted to refuse signature-based debit card transactions. This could result in future reductions in interchange income that AMCORE receives on the debit cards that it issues. For first quarter 2005, the Company's bankcard fee income increased $223,000 to $1.1 million from $902,000 in first quarter 2004. The increase was primarily due to a larger cardholder base, a benefit of both the Branch Expansion and Deposit Growth initiatives, and greater card utilization that have more than offset the rate reduction. While some merchants have altered their point-of-sale practices to discourage signature-based debit card transactions, and many merchants have been slow to refuse acceptance altogether, bankcard fee has remained relatively flat at $1.1 million over the last three quarters.

Service charges on deposits, while up $760,000 in first quarter 2005, compared to first quarter 2004, has registered declines of $95,000 and $130,000, respectively, over the past two quarters. Among the factors contributing to these recent trends are increased commercial customer crediting rates that partially offset account analysis fees and are the result of increases in short-term interest rates, increased saturation of free-checking campaigns and the effects of an improving economy on customer overdraft behavior. The Company's Branch Expansion and Deposit Growth initiatives are expected to at least partially mitigate these factors.


Operating Expenses

Overview -Total operating expense was $36.2 million in the first quarter of 2005, a decline of $543,000 or 1%, from $36.8 million in the first quarter of 2004. The decrease was primarily due to an $851,000 reduction in loan processing and collection expenses and a $357,000 decrease in personnel costs. These were partially offset by increases of $241,000 in advertising and business development expense, $219,000 in net occupancy and equipment expense and $123,000 in data processing expense.

The efficiency ratio was 64.72% in the first quarter of 2005, compared to 67.04% for the same period in 2004. The efficiency ratio is calculated by dividing total operating expenses by revenues. Revenues are the sum of net interest income and non-interest income.

Personnel expense - Personnel expense, which includes compensation expense and employee benefits and is the largest component of operating expenses, was $22.1 million in the first quarter of 2005, a decline of $346,000 or 2% from first quarter 2004. The decrease was primarily due to lower expense of a new long term incentive plan in first quarter 2005 compared to the prior year expense for two, now expired long term incentive plans and lower employee benefit expenses.

Facilities expense - Facilities expense, which includes net occupancy expense and equipment expense, was $5.2 million in the first quarter of 2005, an increase of $219,000 or 4% compared to the first quarter of 2004. Increases were primarily the result of Branch Expansion.

Data processing expense - Data processing expenses include costs related to core bank data processing, trust and other external processing systems. Data processing expense was $707,000 in the first quarter of 2005 compared to $584,000 in the first quarter of 2004, an increase of $123,000 or 21%. The increase was due to higher costs over the prior year period related to external processing costs for systems used by the trust and asset management segment and internet banking.

Other operating expenses - Other operating expenses include professional fees, communication expense, advertising and business development expenses and other costs, and were $8.3 million in the first quarter of 2005, a decrease of $528,000 or 6% from the first quarter of 2004. The decline was primarily due to lower loan processing and collection costs associated with lower mortgage volumes partly offset by higher advertising and business development expenses due to the Branch Expansion.

Income Taxes - Income tax expense totaled $5.2 million in the first quarter of 2005, compared to $3.4 million in the first quarter of 2004, an increase of $1.8 million or 54%. The increase was due to a 29% increase in income before taxes coupled with the $1.3 million decrease in tax-exempt COLI income. The effective tax rates were 30.1%, and 25.2% in the first quarter of 2005 and 2004, respectively. Effective tax rates are lower than the statutory tax rates due primarily to investments in tax-exempt municipal bonds and increases in CSV and death benefits on COLI that are tax-exempt.

EARNINGS REVIEW BY BUSINESS SEGMENT

AMCORE's internal reporting and planning process focuses on four primary lines of business ("Segment(s)"): Commercial Banking, Retail Banking, Trust and Asset Management, and Mortgage Banking. Note 11 of the Notes to Consolidated Financial Statements presents a condensed income statement and total assets for each Segment.

The financial information presented was derived from the Company's internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray each Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an allocation of shared support function expenses. The Commercial, Retail and Mortgage Banking Segments also include funds transfer adjustments to appropriately reflect the cost of funds on loans made and funding credits on deposits generated. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements included in the Form 10-K Annual Report for the year ended December 31, 2004.

Since there is no comprehensive authorities for management accounting equivalent to U.S. generally accepted accounting principles, the information presented is not necessarily comparable with similar information from other financial institutions. In addition, methodologies used to measure, assign and allocate certain items may change from time-to-time to reflect, among other things, accounting estimate refinements, changes in risk profiles, changes in customers or product lines, and changes in management structure.

Total Segment results differ from consolidated results primarily due to inter-segment eliminations, certain corporate administration costs, and items not otherwise allocated in the management accounting process and treasury and investment activities. The impact of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and is included in the "Other" column of Note 11 of the Notes to Consolidated Financial Statements.

Commercial Banking

The Commercial Banking Segment ("Commercial") provides commercial banking services to large and small business customers through the BANK's full service branch and LBO locations. The services provided by this Segment include lending, business checking and deposits, treasury management and other traditional as well as electronic commercial banking services.

Overview - The Commercial Segment represented 76% and 92% of total Segment earnings in the first quarter of 2005 and 2004, respectively. Commercial Segment total assets were $2.6 billion at March 31, 2005 and represented 52% of total consolidated assets. This compares to $2.1 billion and 46% at March 31, 2004.

Commercial earnings for the first quarter of 2005 were $7.0 million, an increase of $756,000 or 12% from the same period in 2004. The increase was due to a $2.8 million increase in net interest income that was partially offset by a $1.0 million increase in non-interest expense, a $588,000 increase in income taxes, a $230,000 decline in non-interest income and an increase of $146,000 in Provision.

The increase in net interest income was driven by higher average commercial real estate loan volumes, due in large part to the Branch Expansion. Lower specific loss estimates on individually reviewed credits were more than offset by reductions in the first quarter 2004 Provision for reduced loan concentration concerns, expanded workout/collection activities and improved economic conditions that were less than similar reductions in the first quarter 2005 Provision and by an increase in unallocated loss estimates. The increase in non-interest expense was primarily due to higher personnel expense as a result of Branch Expansion. The decline in non-interest income was due to lower gains on sales of SBA loans compared to the prior year. Income taxes were higher due to higher earnings before taxes.

Retail Banking

The Retail Banking Segment ("Retail") provides retail-banking services to individual customers through the BANK's branch locations in northern Illinois and south central Wisconsin. The services provided by this Segment include direct and indirect lending, checking, savings, money market and CD accounts, safe deposit rental, ATMs, and other traditional and electronic retail banking services.

Overview - The Retail Segment represented 19% and 4% of total segment earnings in the first quarter of 2005 and 2004, respectively. Retail Segment total assets were $648 million at March 31, 2005 and represented 13% of total consolidated assets. This compares to $821 million and 18% at March 31, 2004.

Retail earnings for the first quarter of 2005 were $1.8 million, an increase of $1.6 million from the first quarter of 2004. The increase was due to a $2.4 million decrease in Provision, a $585,000 increase in non-interest income and a $557,000 increase in net interest income that were partially offset by a $991,000 increase in income taxes and a $974,000 increase in non-interest expense.

The decrease in Provision was mainly due to lower net charge-offs, reductions in statistical loss estimates for loan pools due to lower indirect automobile loan volumes and the Auto Loan Sales and a decrease in unallocated loss estimates. Non-interest income increased over the prior year quarter due to an increase in service charges on deposits. Net interest income increased primarily due to funding credits on deposits generated by Deposit Growth net of lower income due to declining indirect automobile loan volumes. The increase in income taxes was due to higher earnings before taxes. The increase in non-interest expense was largely due to higher personnel costs, which included the impact of the Branch Expansion as LBOs transitioned to full service branches.

Trust and Asset Management

The Trust and Asset Management Segment ("TAM") provides trust, investment management, employee benefit recordkeeping and administration and brokerage services. It also acts as an advisor and provides fund administration to the Vintage Mutual Funds and various public fund programs. These products are distributed nationally (i.e., Vintage Equity Fund is available through Charles Schwab, OneSource(TM)), regionally to institutional investors and corporations, and locally through the BANK's locations.

Overview - The TAM Segment represented 4% and 8% of total segment earnings in the first quarter of 2005 and 2004, respectively. TAM Segment total assets were $17 million at March 31, 2005 and represented less than 1% of total consolidated assets. At March 31, 2004 TAM total assets were $18 million, also less than 1% of total consolidated assets.

TAM earnings for the first quarter of 2005 were $351,000, a $222,000 or 39% decline from the first quarter of 2004 earnings of $573,000. A $484,000 decline in non-interest income was partially offset by a $138,000 decrease in non-interest expense and a decline in income tax expense of $115,000.

The decline in non-interest income was primarily due to changes in the mix of administered assets associated with the below benchmark investment performance of the Vintage equity funds and a move to an open architecture platform. A recovery in the equity markets partially offset these factors. The decrease in non-interest expense was primarily due to lower personnel costs. Income taxes declined due to lower earnings before taxes.


Mortgage Banking

The Mortgage Banking Segment ("Mortgage") provides a variety of mortgage lending products to meet its customers' needs. It sells the majority of the long-term, fixed-rate loans to the secondary market and continues to service most of the loans sold.

Overview - The Mortgage Segment represented 1% of total segment earnings in the first quarter of 2005, compared to a negative 4% in the first quarter of 2004. Mortgage Segment total assets were $250 million at March 31, 2005 and represented 5% of total consolidated assets. This compares to $252 million and 5% at March 31, 2004.

Mortgage earnings for the first quarter of 2005 were $92,000, an increase of $364,000 from the loss of $272,000 in the first quarter of 2004. The increase was due to a $1.4 million increase in non-interest income and a $263,000 decline in non-interest expense that were partially offset by a $1.0 million decrease in net interest income, and a $233,000 increase in income taxes due to higher earnings before taxes.

Non-interest income includes fees generated from the underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans, net of original costs, servicing right amortization and impairment. The increase in non-interest income was due to a $53,000 mortgage servicing rights impairment reversal in the first quarter of 2005 compared to a $1.7 million mortgage servicing impairment charge in the first quarter of 2004. Non-interest expense declined primarily due to lower loan processing expenses as mortgage volumes declined from the prior year.

Net interest income declined due to lower volumes and yields, adjusted for net cost of fund allocations. Volumes for held-for-sale loans in first quarter 2005, compared to first quarter 2004, were negatively impacted by increases in mortgage interest rates.

                              BALANCE SHEET REVIEW

Total assets were $5.0 billion at March 31, 2005, an increase of $53 million or 1% from December 31, 2004. Total liabilities increased $58 million over the same period and stockholders' equity declined $5.3 million. The following discusses changes in the major components of the Consolidated Balance Sheet since December 31, 2004.

Cash and Cash Equivalents - Cash and cash equivalents decreased $7 million from December 31, 2004 to March 31, 2005, as the cash used for investing activities of $74 million exceeded the cash provided by operating activities of $14 million plus the cash provided by financing activities of $53 million.

Securities Available for Sale - Total securities available for sale as of March 31, 2005 were $1.2 billion, a decrease of $25 million or 2% from December 31, 2004. The decline was primarily due to changes in net unrealized gains. At March 31, 2005 and December 31, 2004, the total securities available for sale portfolio comprised 26% and 27%, respectively, of total earning assets including COLI. The decrease in securities available for sale was primarily attributable to mortgage-backed securities and other equity securities. Among the factors affecting the decision to purchase or sell securities are the current assessment of economic and financial conditions, including the interest rate environment, the liquidity needs of the Company and its pledging obligations.

Mortgage and asset backed securities, as of March 31, 2005 totaled $886 million and represent 73% of total available for sale securities. The distribution of mortgage and asset backed securities includes $409 million of U.S. government-sponsored enterprise (GSE) mortgage-backed pass through securities, $459 million of GSE collateralized mortgage obligations and $18 million of private issue collateral mortgage obligations, all of which are rated AAA except for $1 million of securities rated Aa2.

The $1.2 billion of total securities available for sale includes gross unrealized gains of $6 million and gross unrealized losses of $23 million, of which the combined effect, net of tax, is included as accumulated other comprehensive income (OCI) in stockholders' equity. At December 31, 2004, gross unrealized gains of $11 million and gross unrealized losses of $8 million were included in the securities available for sale portfolio. For further analysis of the securities available for sale portfolio, see Note 2 of the Notes to Consolidated Financial Statements.

Loans Held for Sale - At March 31, 2005, mortgage origination fundings awaiting delivery to the secondary market were $34 million, compared to $31 million at December 31, 2004. Residential mortgage loans are originated by the BANK's Mortgage Segment, of which non-conforming adjustable rate, fixed-rate and balloon residential mortgages are normally retained by the BANK. The conforming adjustable rate, fixed-rate and balloon residential mortgage loans are sold in the secondary market to eliminate interest rate risk, as well as to generate gains on the sale of these loans and servicing income. All loans held for sale are recorded at the lower of cost or market value.

Loans - Loans represent the largest component of AMCORE's earning asset base. At March 31, 2005, total loans were $3.4 billion, an increase of $72 million or 2% from December 31, 2004, and represented 71% of total earning assets including COLI. Loan growth included the impact of the Branch Expansion. See Note 3 of the Notes to Consolidated Financial Statements.

Total commercial real estate loans, including real estate construction loans, increased $119 million or 7%, partially offset by a reduction in commercial, financial and agricultural loans of $49 million or 6%. The increases were driven primarily by the Branch Expansion.

Deposits - Total deposits at March 31, 2005 were $3.8 billion, an increase of $102 million or 3% when compared to December 31, 2004. The increase included $94 million in bank-issued deposits and $8 million in wholesale deposits. Total bank-issued deposits were $3.2 billion at the end of first quarter of 2005. The increase in bank-issued deposits is attributable to the Deposit Growth initiative and Branch Expansion. Bank-issued deposits represents 84% and 83% of total deposits at March 31, 2005 and December 31, 2004, respectively.

Borrowings - Borrowings totaled $710 million at March 31, 2005 and were comprised of $539 million of short-term and $171 million of long-term borrowings. Comparable amounts at December 31, 2004 were $589 million and $165 million, for a combined decrease in borrowings of $45 million or 6%. See Notes 6 and 7 of the Notes to Consolidated Financial Statements.

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

The parent company has a commercial paper placement agreement with an unrelated financial institution that provides for the issuance of non-rated short-term unsecured debt obligations at negotiated rates and terms, not to exceed $50 million. In the event the agent is unable to place the parent company's commercial paper on a particular day, the proceeds are provided by overnight borrowings on a reciprocal line of credit with the same financial institution. At March 31, 2005 and December 31, 2004 there were no outstanding balances of commercial paper or overnight borrowings.

Stockholders' Equity - Total stockholders' equity at March 31, 2005 was $381 million, a decrease of $5 million or 1% from December 31, 2004. The decrease in stockholders' equity was primarily due to a $13 million decline in OCI, partly offset by an $8 million increase in retained earnings. The decline in OCI relates to changes in net unrealized gains and losses on the investment securities available for sale portfolio.


           OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Off-Balance Sheet Arrangements

During the ordinary course of its business, the Company engages in financial transactions that are not recorded on its Consolidated Balance Sheets, are recorded in amounts that are different than their full principal or notional amount, or are recorded on an equity or cost basis rather than being consolidated. Such transactions serve a variety of purposes including management of the Company's interest rate risk, liquidity and credit concentration risks, optimization of capital utilization, meeting the financial needs of its customers and fulfilling Community Reinvestment Act obligations in the markets that it serves.

Auto loan sales - Structured as sales pursuant to SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," the securitization of indirect automobile loans (the "Auto Loan Sales") are a component of the Company's liquidity and credit concentration risk management strategy. The Auto Loan Sales are also helpful as a capital management tool.

In the Auto Loan Sales, indirect automobile loan receivables are transferred to a multi-seller variable-interest entity (VIE). Since the Company is not the primary beneficiary of the VIE, consolidation is not required under the terms of FIN No. 46R, "Consolidation of Variable Interest Entities." As a result, the net carrying amount of the loans is removed from the Company's Consolidated Balance Sheets and certain retained residual interests are recorded. The Company's retained interests are subordinate to the interests of investors in the VIE and are subject to prepayment risk, interest-rate risk and credit risk on the transferred auto loans. Neither the investors nor the VIE have any other recourse to the Company's other assets for failure of automobile loan debtors to pay when due. The Company also retains the rights to service the loans that are sold.

As of March 31, 2005, the balance of automobile loans serviced and not included on the Company's Consolidated Balance Sheets was $171 million and the carrying value of retained interests was $12 million. The Company's risk of loss attributable to credit and repayment is limited to carrying value of the retained interests. Neither the investors nor the securitization trust have any further recourse to the Company's other assets. Interest rate risk could exceed the carrying value of the retained interests, but such a possibility is considered remote as of March 31, 2005. See Note 5 of the Notes to Consolidated Financial Statements.

Mortgage loan sales - The Company also originates mortgage loans that it sells to the secondary market. The Company typically retains the right to service the loans that are sold. As of March 31, 2005, the unpaid principal balance of mortgage loans serviced for others was $1.3 billion. These loans are not recorded on the Company's Consolidated Balance Sheets. The Company, as of March 31, 2005 and in accordance with SFAS No 140, had recorded $13 million of capitalized mortgage servicing rights. There was no impairment valuation as of March 31, 2005 compared to $53,000 at December 31, 2004. See Note 4 of the Notes to Consolidated Financial Statements.

Derivatives - The Company uses derivative contracts to help manage its exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives used most often are interest rate swaps, caps, collars and floors (collectively "Interest Rate Derivatives"), mortgage loan commitments and forward contracts. Interest Rate Derivatives are contracts with a third-party (the "Counter-party") to exchange interest payment streams based upon an assumed principal amount (the "Notional Principal Amount"). The Notional Principal Amount is not advanced from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams and is not recorded on the Company's Consolidated Balance Sheets. AMCORE does not have any derivatives that are held or issued for trading purposes. The only credit risk exposure AMCORE has is in relation to the Counter-parties, which all have investment grade credit ratings. All Counter-parties are expected to meet any outstanding interest payment obligations.

The total notional amount of swap contracts outstanding was $228 million as of March 31, 2005 compared to $219 million at December 31, 2004. As of March 31, 2005, swap contracts had an aggregate negative carrying and fair value of $2.9 million. This compares to a positive $286,000 carrying and fair value at December 31, 2004. For further discussion of derivative contracts, see Note 8 of the Notes to Consolidated Financial Statements.

Loan commitments and letters of credit - The Company, as a provider of financial services, routinely enters into commitments to extend credit to its BANK customers, including performance and standby letters of credit. While these represent a potential outlay by the Company, a significant amount of the commitments may expire without being drawn upon. Commitments and letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by the Company.

At March 31, 2005, liabilities in the amount of $424,000, representing the value of the guarantee obligations associated with certain of the financial and standby letters of credit, had been recorded in accordance with FIN 45. These amounts are expected to be amortized into income over the lives of the commitments. The contractual amount of all letters of credit, including those exempted from the scope of FIN 45, was $184 million at March 31, 2005. See Note 10 of the Notes to Consolidated Financial Statements.

The carrying value of mortgage loan commitments recorded as an asset totaled $16,000 at March 31, 2005 compared to $222,000 at December 31, 2004. This amount represents the fair value of those commitments marked-to-market in accordance with SFAS 138, "Accounting for Derivative Instruments and Hedging Activities" and in accordance with Staff Accounting Bulletin No. 105. The total notional amount of mortgage loan commitments was $40 million at March 31, 2005. This compares to $28 million at December 31, 2004. See Note 8 of the Notes to Consolidated Financial Statements.

At March 31, 2005, the Company had extended $809 million in loan commitments other than the mortgage loan commitments and letters of credit described above, compared to $817 million at December 31, 2004. This amount represented the notional amount of the commitment. No asset or liability has been recorded.

Equity investments - The Company has a number of non-marketable equity investments that have not been consolidated in its financial statements. At March 31, 2005 these investments included $5 million in private equity fund investments that were reported under either the cost or equity method, depending on the percentage of ownership. Not included in the carrying amount were commitments to fund an additional $1 million at some future date. The Company also has recorded investments of $4 million and $25 million, respectively, in stock of the Federal Reserve Bank and the Federal Home Loan Bank (FHLB). These investments are recorded at amortized historical cost or fair value, as applicable, with income recorded when dividends are declared.

During the first quarter of 2005, the Company decided to sell its holdings of Freddie Mac preferred stock, recording a loss of $51,000. Other investments, comprised of various affordable housing tax credit projects (AHTCP) and other community reinvestment act investments, totaled approximately $464,000 at March 31, 2005. Losses are limited to the remaining investment and there are no additional funding commitments on the AHTCPs. Those investments without guaranteed yields were reported on the equity method, while those with guaranteed yields were reported using the effective yield method. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus additional commitments.

Other investments - The Company also holds $1 million in a common security investment in the Trust, to which the Company has $41 million in long-term debt outstanding. The Trust, in addition to the $1 million in common securities issued to the Company, issued $40 million in preferred securities. The $40 million in preferred securities qualifies as Tier 1 capital for regulatory purposes. The $40 million in preferred securities were issued to non-affiliated investors in 1997 and are redeemable beginning in 2007. The BANK acquired $15 million in preferred securities from one of the investors in 2002.

Effective April 11, 2005, the Board of Governors of the Federal Reserve System amended the risk-based capital standards for bank holding companies to allow the continued inclusion of outstanding and prospective issuances of trust preferred securities in the tier 1 capital of bank holding companies, subject to stricter standards. The new regulations limit the amount of trust preferred securities (combined with all other restricted core capital elements) that a bank holding company may include as tier 1 capital to 25% of the sum of all core capital elements, net of goodwill less any associated deferred tax liability. Amounts in excess of the limits described above generally may be included in tier 2 capital. The regulations also provide a transition period for bank holding companies to conform their capital structures to the revised quantitative limits. These limits will first become applicable to bank holding companies beginning on March 31, 2009. These rules issued by the Federal Reserve are not expected to have a material impact on the Company's regulatory capital ratios.

Fiduciary and agency - The Company's subsidiaries also hold assets in a fiduciary or agency capacity that are not included in the Consolidated Financial Statements because they are not assets of the Company. Total assets managed or administered by the Company at March 31, 2005 and December 31, 2004 were $4.4 billion.

Contractual Obligations

In the ordinary course of its business, the Company enters into certain contractual arrangements. These obligations include issuance of debt to fund operations, property leases and derivative transactions. During the first quarter of 2005, the Company entered into two operating lease agreements. There are no residual value guarantees on these leases and no lease termination penalties or acceleration clauses. Other than these transactions, there were no material changes in the Company's contractual obligations since the end of 2004. Amounts as of December 31, 2004 are listed in the following table:

                                                              Payments due by period
                                   --------------------------------------------------------------------------
                                                      Less                                            More
Contractual Obligations                              Than 1            1-3             3-5           Than 5
-----------------------               Total           Year            Years           Years          Years
                                   --------------------------------------------------------------------------
                                                                 (in thousands)
Time Deposits ...............      $1,671,902      $  852,438      $  724,342      $   63,603      $   31,519
Long-Term Debt (1) ..........         163,959              --          16,723          79,009          68,227
Capital Lease Obligations (2)           2,958             163             342             346           2,107
Operating Leases ............          17,871           2,489           4,180           3,555           7,647
Purchase Obligations (3) ....           1,600           1,600              --              --              --
                                   --------------------------------------------------------------------------
Total .......................      $1,858,290      $  856,690      $  745,587      $  146,513      $  109,500
                                   ==========================================================================

----------
(1)  Excluding Capital Lease Obligations.
(2)  Including related interest.
(3) Branch office for which a purchase contract was signed during 2004, but the closing on the property took place in 2005.

See Notes 6 and 7 of the Notes to the Consolidated Financial Statements and Note 5 of the Notes to the Consolidated Financial Statements included in the Form 10-K Annual Report for the year ended December 31, 2004.

                 ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

AMCORE's credit risk is centered in its loan portfolio, which on March 31, 2005 totaled $3.4 billion, or 71% of earning assets including COLI. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer's failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration.

The Company is also exposed to credit risk with respect to its $128 million investment in COLI. AMCORE manages this risk by diversifying its holdings among various carriers and by periodic internal credit reviews. All carriers have "Secure" ratings from A. M. Best that range from a low of "A" (Excellent) to "A++" (Superior).

Allowance for Loan Losses - The Allowance is a significant estimate that is regularly reviewed by management to determine whether or not the amount is considered adequate to absorb probable losses. If not, an additional Provision is made to increase the Allowance. Conversely, this review could result in a decrease in the Allowance. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan groups or pools that are based on historical loss experience, and loss estimates that are based upon the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect the borrower's ability to repay, and current economic and industry conditions.

The determination by management of the appropriate level of the Allowance amounted to $41.0 million at March 31, 2005, compared to $40.9 million at December 31, 2004. Increases of $1.5 million for statistical loss estimates on loan groups or pools based upon historical loss experience and $403,000 in unallocated loss estimates, were more than offset by decreases of $1.3 million in specific loss estimates on certain individually reviewed loans and $642,000 for other loss estimates that are based upon the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect the borrower's ability to repay, and current economic and industry conditions. Improved credit quality is due to well-disciplined workout and collection efforts, which has shorted the collection time and resolution of non-performing assets. The decrease in other loss estimates was primarily attributable to reduced loan concentration concerns primarily related to improved credit quality and industry outlook for loans concentrated in the nonresidential building operators, truck and general farm portfolios.

As March 31, 2005, the Allowance as a percent of total loans and of non-accrual loans was 1.22% and 139%, respectively. These compare to the same ratios at December 31, 2004 of 1.25% and 136%. Net charge-offs were $2.5 million for the first three months of 2005, a decline of $824,000 from $3.3 million for the same period in 2004. This was 0.31% of annualized average loans in the first quarter of 2005 versus 0.44% in the first quarter of 2004. Declines in consumer/installment and commercial net charge-offs of $766,000 and $86,000 respectively, were partially offset by increases in real estate net charge-offs of $28,000. Improvements in overall credit quality and the improving economy led to the declines in net charge-offs.

Non-performing Assets - Non-performing assets consist of non-accrual loans, loans 90 days past due and still accruing, foreclosed real estate and other repossessed assets. Non-performing assets totaled $36.4 million as of March 31, 2005, a decline of $1.5 million or 4% from $37.9 million at December 31, 2004 and declined $3.4 million or 8% from $39.8 million at March 31, 2004. The $1.5 million decrease since December 31, 2004 consisted of an $811,000 decrease in foreclosed real estate, a $623,000 decrease in non-accrual loans and a $105,000 decrease in other foreclosed assets. The $3.4 million decrease since March 31, 2004 consisted of a $2.5 million decline in loans 90 days past due and a $1.1 decline in foreclosed real estate. Total non-performing assets represented 0.73%, 0.77% and 0.86% of total assets at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

Non-accrual loan totals include a $10 million construction industry related credit that was added to non-accrual loans during the fourth quarter of 2004. The credit is in the process of workout and the Company has assigned a specific allocation to reflect an estimated impairment loss as of March 31, 2005. While the Company strives to reflect all known risk factors in its evaluation, the ultimate loss could differ materially from the current estimate. The Company expects to substantially complete the workout process in the calendar year 2005.
 See Item 7, Management's Discussion And Analysis of Financial Condition And Results Of Operation, "Critical Accounting Estimates," included in the Company's Form 10-K Annual Report for the year ended December 31, 2004, for a discussion of the judgments and assumptions that are most critical in determining the adequacy of the Allowance.

In addition to the amount of non-accruing and delinquent loans over 90 days past due, management is aware that other possible credit problems of borrowers may exist. Credits are considered substandard assets due to either less than satisfactory performance history, lack of borrower's sound worth or paying capacity, or inadequate collateral. Loans classified as substandard are monitored accordingly. As of March 31, 2005 and December 31, 2004, there were $497,000 and $11.4 million, respectively, in this risk category that were 60 to 89 days delinquent and $3.3 million and $2.1 million, respectively, that were 30 to 59 days past due. In addition, as of March 31, 2005 and December 31, 2004, respectively, there were $20.0 million and $18.2 million of loans that were current, but had loss allocations of $3.7 million and $6.3 million.

Concentration of Credit Risks - As previously discussed, AMCORE strives to maintain a diverse loan portfolio in an effort to minimize the effect of credit risk. Summarized below are the characteristics of classifications that exceed 10% of total loans.

Commercial, financial, and agricultural loans were $715 million at March 31, 2005, and comprised 21% of gross loans, of which 0.89% were non-performing. Annualized net charge-offs of commercial loans during the first quarter of 2005 represented 0.63% of the average balance of the category. There were no loan concentrations within this category in excess of 10% of total loans.

Construction and commercial real estate loans were $1.9 billion at March 31, 2005, comprising 57% of gross loans, of which 1.05% were classified as non-performing. Annualized net charge-offs of construction and commercial real estate loans during the first quarter of 2005 represented 0.14% of the average balance of the category. This category included $454 million of loans to nonresidential building operators, which was 18% of total loans and $267 million of loans to residential building operators, which was 10% of total loans. There were no other loan concentrations within this category that exceeded of 10% of total loans.

Residential real estate loans, which include home equity and permanent residential financing, totaled $417 million at March 31, 2005, and represented 12% of gross loans, of which 0.92% were non-performing. Annualized net charge-offs of residential real estate in the first quarter of 2005 loans represented 0.0% of the average balance in this category.

Installment and consumer loans were $315 million at March 31, 2005, and comprised 9% of gross loans, of which 0.36% were non-performing. Annualized net charge-offs of consumer loans in the first quarter of 2005 represented 0.95% of the average balance of the category. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $246 million at March 31, 2005. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of consumer credit.

                        LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity Management

Overview - Liquidity management is the process by which the Company, through its Asset and Liability Committee (ALCO) and treasury function, ensures that adequate liquid funds are available to meet its financial commitments on a timely basis, at a reasonable cost and within acceptable risk tolerances.

Liquidity is derived primarily from bank-issued deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources include brokered CDs, Fed Funds purchased lines, Federal Reserve Bank discount window advances, FHLB advances, repurchase agreements, commercial paper and back-up lines of credit, the sale or securitization of loans, balances maintained at correspondent banks and access to other capital markets. Bank-issued deposits, which exclude brokered CD's, are considered by management to be the primary, most stable and most cost-effective source of funding and liquidity. The BANK also has capacity, over time, to place additional brokered CD's as a source of mid to long-term funds.

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

Overall liquidity increased during the first quarter of 2005, as non-core funding declined $37 million, which includes a decrease in borrowings of $45 million partly offset by an increase of $8 million in wholesale deposits. Non-core funding represented 27% of total assets as of March 31, 2005 compared to 28% at December 31, 2004. The Company remains confident of its ability to meet and manage its short and long-term liquidity needs.

Investment securities portfolio - Scheduled maturities of the Company's investment securities portfolio and the prepayment of mortgage and asset backed securities represent a significant source of liquidity. Approximately $9 million, or 1%, of the securities portfolio will contractually mature in the remainder of 2005. This does not include mortgage and asset backed securities since their payment streams may differ from contractual maturities because borrowers may have the right to prepay obligations, typically without penalty.

Loans - Funding of loans is the most significant liquidity need, representing 67% of total assets as of March 31, 2005. Since December 31, 2004, loans increased $72 million. Loans held for sale, which represents mortgage origination funding awaiting delivery to the secondary market, increased $3 million since December 31, 2004. The scheduled repayments and maturities of loans represent a substantial source of liquidity. Loan growth from same-store and Branch Expansion continue to be the greatest liquidity need of the Company.

Bank-issued deposits - Bank-issued deposits are the most cost-effective and reliable source of liquidity for the Company. During the first quarter of 2005, bank-issued deposits increased $94 million. The increase in bank-issued deposits was primarily due to the Branch Expansion and Deposit Growth initiative.

Branch expansion - The Company's Branch Expansion strategy poses the greatest challenge to short and long-term liquidity. The Branch Expansion has required, and will continue to require, other sources of liquidity to fund the expected loan growth net of expected deposit growth and the remaining $71 million capital investment. Through March 31, 2005, Branch Expansion has required the funding of $1.13 billion in loans while generating $548 million in deposits.

Parent company - In addition to the overall liquidity needs of the consolidated Company, the parent company requires adequate liquidity to pay its expenses, repay debt when due and pay stockholder dividends. Liquidity is primarily provided to the parent through the BANK and other subsidiaries in the form of dividends and through commercial paper borrowings. In the first quarter of 2005, dividends from subsidiaries amounted to $9 million, compared to $5 million in the same period a year ago.

Other sources of liquidity - As of March 31, 2005, other sources of readily available liquidity totaled $913 million and included $164 million of Fed Funds lines, unused collateral sufficient to support $385 million in Federal Reserve Bank discount window advances, $275 million of unpledged debt investment securities, $50 million of unused commercial paper and backup line of credit borrowings and $39 million of FHLB advances. The Company also has capacity, over time, to place sufficient amounts of brokered CDs as a source of mid- to long-term liquidity. The BANK's indirect auto portfolio, which at March 31, 2005 was $246 million, is a potential source of liquidity through additional Auto Loan Sales, but declining volumes and aging of the portfolio decreases the likelihood that the remaining portfolio would meet the eligibility criteria established by the securitization trust.

Other uses of liquidity - At March 31, 2005, other potential uses of liquidity totaled $1.0 billion and included $809 million in commitments to extend credit, $40 million in residential mortgage commitments primarily for sale to the secondary market, and $184 million in letters of credit. At December 31, 2004, these amounts totaled $1.0 billion.

Capital Management

Total stockholders' equity at March 31, 2005, was $381 million, a decrease of $5 million or 1% from December 31, 2004. The decrease in stockholders' equity was primarily due to a $13 million decline in OCI, partly offset by an $8 million increase in retained earnings. The decline in OCI relates to changes in net unrealized losses on the investment securities available for sale portfolio.

AMCORE paid $4 million of cash dividends during the first quarter of 2005, which represent $0.17 per share, or a dividend payout ratio of 35%. The book value per share decreased $0.19 per share to $15.38 at March 31, 2005, down from $15.57 at December 31, 2004.

The Company does not have a formally announced Repurchase Program in place at this time, however, the Company does repurchase shares in open-market transactions in accordance with Exchange Act Rule 10b-18 through a limited group of brokers. These repurchases are used to replenish the Company's Treasury Stock for re-issuances related to stock options and other employee benefit plans. Also included in the repurchased shares are direct repurchases from participants related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. During the first quarter of 2005, the Company purchased 47,100 shares in open-market transactions at an average price of $29.10 per share.

AMCORE has outstanding $41.2 million of capital securities through the Trust. Of the $41.2 million, $25.0 million qualifies as Tier 1 capital for regulatory capital purposes, which is the $41.2 million reduced by the $1.2 million of common equity securities owned by the Company and the $15.0 million of preferred securities that were acquired by the BANK in 2002. Pursuant to regulations recently issued by the Federal Reserve Board, the capital securities are expected to continue to qualify as Tier 1 Capital.

AMCORE's total risk-based capital at 11.42%, its Tier 1 capital at 10.36% and its leverage ratio at 8.14%; all significantly exceed the regulatory minimums (as the following table indicates), as of March 31, 2005. The BANK, whose ratios are not presented below, is considered a "well-capitalized" institution based on regulatory guidelines.

                                                    March 31, 2005         December 31, 2004            March 31, 2004
                                                    --------------         -----------------            --------------
                                                  Amount       Ratio        Amount       Ratio        Amount       Ratio
                                                  ------       -----        ------       -----        ------       -----
                                                                         (dollars in thousands)
Total Capital (to Risk Weighted Assets)          $442,223      11.42%      $434,207      11.39%      $424,863      12.03%
Total Capital Minimum                             309,753       8.00%       305,058       8.00%       282,534       8.00%
                                              ------------------------  ------------------------  ------------------------
Amount in Excess of Regulatory Minimum           $132,470       3.42%      $129,149       3.39%      $142,329       4.03%
                                              ========================  ========================  ========================


Tier 1 Capital (to Risk Weighted Assets)         $401,266      10.36%      $393,138      10.31%      $381,053      10.79%
Tier 1 Capital Minimum                            154,877       4.00%       152,529       4.00%       141,267       4.00%
                                              ------------------------  ------------------------  ------------------------
Amount in Excess of Regulatory Minimum           $246,389       6.36%      $240,609       6.31%      $239,786       6.79%
                                              ========================  ========================  ========================

Tier 1 Capital (to Average Assets)               $401,266       8.14%      $393,138       8.03%      $381,053       8.40%
Tier 1 Capital Minimum                            197,213       4.00%       195,908       4.00%       181,474       4.00%
                                              ------------------------  ------------------------  ------------------------
Amount in Excess of Regulatory Minimum           $204,053       4.14%      $197,230       4.03%      $199,579       4.40%
                                              ========================  ========================  ========================

Risk adjusted assets                           $3,871,915                $3,813,223                $3,531,679
                                              ============              ============              ============

Average assets                                 $4,930,334                $4,897,693                $4,536,856
                                              ============              ============              ============

                                                          TABLE 1
                                    ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

                                                                     For the Three Months ended March 31,
                                                   -----------------------------------------------------------------------
                                                                    2005                                2004
                                                   ---------------------------------    ----------------------------------
                                                     Average                 Average    Average                    Average
                                                     Balance      Interest     Rate     Balance       Interest      Rate
                                                   ----------    ----------    ----   ----------     ----------     ----
                                                                        (dollars in thousands)
Assets:
Investment securities (1) (2)                      $1,231,746    $   14,220    4.62%  $1,152,054     $   13,535     4.70%
Short-term investments                                  4,871            31    2.58%       7,697             19     0.99%
Loans held for sale (3)                                21,074           402    7.64%      25,969            714    11.00%

    Commercial                                        719,194        10,731    6.05%     731,230         10,161     5.59%
    Commercial real estate                          1,848,867        27,969    6.14%   1,369,631         18,240     5.36%
    Residential real estate                           424,095         6,143    5.83%     372,602          5,327     5.73%
    Consumer                                          319,705         5,102    6.47%     550,211          9,396     6.87%
                                                   ----------    ----------    ----   ----------     ----------     ----
Total loans (1) (4)                                $3,311,861    $   49,945    6.11%  $3,023,674     $   43,124     5.73%
                                                   ----------    ----------    ----   ----------     ----------     ----
    Total interest-earning assets                  $4,569,552    $   64,598    5.71%  $4,209,394     $   57,392     5.47%
Allowance for loan losses                             (42,072)                           (43,397)
Non-interest-earning assets                           416,449                            399,012
                                                   ----------                         ----------
Total assets                                       $4,943,929                         $4,565,009
                                                   ==========                         ==========

Liabilities and Stockholders' Equity:
    Interest-bearing demand & savings deposits     $1,563,000    $    5,327    1.38%  $1,392,536     $    3,031     0.88%
    Time deposits                                   1,101,194         7,313    2.69%   1,090,754          7,323     2.70%
                                                   ----------    ----------    ----   ----------     ----------     ----
Total Bank issued interest-bearing deposits        $2,664,194    $   12,640    1.95%  $2,483,290     $   10,354     1.68%
Wholesale deposits                                    644,732         5,336    3.36%     515,530          3,590     2.80%
Short-term borrowings                                 553,176         3,526    2.59%     524,159          2,728     2.09%
Long-term borrowings                                  166,889         2,420    5.88%     183,515          2,395     5.25%
                                                   ----------    ----------    ----   ----------     ----------     ----
    Total interest-bearing liabilities             $4,028,991    $   23,922    2.41%  $3,706,494     $   19,067     2.07%
Non-interest bearing deposits                         464,452                            420,742
Other liabilities                                      62,899                             53,995
Realized Stockholders' Equity                         387,509                            372,055
Other Comprehensive Income                                 78                             11,723
                                                   ----------                         ----------
Total Liabilities & Stockholders' Equity           $4,943,929                         $4,565,009
                                                   ==========                         ==========

                                                                 ----------                          ----------
Net Interest Income (FTE)                                        $   40,676                          $   38,325
                                                                 ==========                          ==========

Net Interest Spread (FTE)                                                      3.30%                                3.40%
                                                                               ====                                 ====

Interest Rate Margin (FTE)                                                     3.59%                                3.65%
                                                                               ====                                 ====

(1) The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35%. FTE adjustments totaled $1.2 million in 2005 and $1.0 million in 2004.
(2) The average balances of the securities are based on amortized historical cost.
(3) The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
(4) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $603,000 and $679,000 for 2005 and 2004, respectively.


                                             TABLE 2
                   ANALYSIS OF QUARTER-TO-QUARTER CHANGES IN NET INTEREST INCOME

                                                          For the Three Months ended March 31,
                                                                        2005/2004
                                                        -----------------------------------------
                                                           Increase/(Decrease)
                                                            Due to Change in
                                                        ------------------------       Total Net
                                                        Average         Average         Increase
                                                        Volume           Rate          (Decrease)
                                                        ------           ----          ----------
                                                                    (in thousands)
Interest Income:
Investment securities                                   $   923         $  (238)        $   685
Short-term investments                                       (9)             21              12
Loans held for sale                                        (119)           (193)           (312)

    Commercial                                             (182)            752             570
    Commercial real estate                                6,873           2,856           9,729
    Residential real estate                                 723              93             816
    Consumer                                             (3,775)           (519)         (4,294)
                                                        -------         -------         -------
Total loans                                               4,036           2,785           6,821
                                                        -------         -------         -------
     Total Interest-Earning Assets                      $ 4,784         $ 2,422         $ 7,206
                                                        =======         =======         =======

Interest Expense:
    Interest-bearing demand and savings deposits        $   401         $ 1,895         $ 2,296
    Time deposits                                            22             (32)            (10)
                                                        -------         -------         -------
Total Bank issued interest-bearing deposits                 709           1,577           2,286
Wholesale deposits                                          975             771           1,746
Short-term borrowings                                       152             646             798
Long-term borrowings                                       (234)            259              25
                                                        -------         -------         -------
     Total Interest-Bearing Liabilities                 $ 1,681         $ 3,174         $ 4,855
                                                        =======         =======         =======

     Net Interest Income (FTE)                          $ 3,103         $  (752)        $ 2,351
                                                        =======         =======         =======


The above analysis shows the changes in interest income (tax equivalent "FTE") and interest expense attributable to volume and rate variances. The change in interest income (tax equivalent) due to both volume and rate have been allocated to volume and rate changes in proporation to the relationship of the absolute dollar amounts of the change in each.

                                 TABLE 3
                              ASSET QUALITY

The components of non-performing loans and foreclosed assets at March 31, 2005 and December 31, 2004 were as follows:

                                                               March 31,   December 31,
                                                                 2005         2004
                                                              -------------------------
Impaired loans:                                                    (in thousands)
     Non-accrual loans
         Commercial ......................................      $ 3,841      $ 1,816
         Real estate .....................................       18,382       20,380
Other non-performing:
         Non-accrual loans (1) ...........................        7,302        7,952
         Loans 90 days or more past due and still accruing        1,900        1,848
                                                              -----------------------
         Total non-performing loans ......................      $31,425      $31,996
                                                              =======================

Foreclosed assets:
         Real estate .....................................        4,129        4,940
         Other ...........................................          818          923
                                                              -----------------------
         Total foreclosed assets .........................      $ 4,947      $ 5,863
                                                              =======================

         Total non-performing assets .....................      $36,372      $37,859
                                                              =======================

Troubled debt restructurings .............................      $    14      $    14
                                                              =======================

(1) These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

     An anaylsis of the allowance for loan losses for the periods ended March 31, 2005 and 2004 is presented below:

                                                             For the Three Months
                                                                Ended March 31,
                                                               2005         2004
                                                             ---------------------
                                                               ($ in thousands)
Balance at beginning of period ........................      $40,945       $42,115
Charge-Offs:
    Commercial, financial and agricultural ............        1,422         2,191
    Real estate .......................................          806           623
    Installment and consumer ..........................        1,147         2,044
    Direct leases .....................................           --             4
                                                             ---------------------
                                                               3,375         4,862
Recoveries:
    Commercial, financial and agricultural ............          309           994
    Real estate .......................................          179            23
    Installment and consumer ..........................          396           528
    Direct leases .....................................           --             2
                                                             ---------------------
                                                                 884         1,547

Net Charge-Offs .......................................        2,491         3,315
Provision charged to expense ..........................        2,500         4,675
                                                             ---------------------
Balance at end of period ..............................      $40,954       $43,475
                                                             =====================

Ratio of net-charge-offs during the period
    to average loans outstanding during the period  (1)         0.31%         0.44%
                                                             =====================

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

While AMCORE manages other risks in its normal course of operations, such as credit and liquidity risk, it considers interest-rate risk to be its most significant market risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of AMCORE's business activities and operations. In addition, since AMCORE does not hold a trading portfolio, it is not exposed to significant market risk from trading activities. During the first quarter of 2005, there were no material changes in AMCORE's primary market risk exposures. Based upon current expectations, no material changes are anticipated in the future in the types of market risks facing AMCORE.

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

Based upon an immediate increase in interest rates of 100 basis points and no change in the slope of the yield curve, the potential increase in net interest income for the twelve month period beginning April 1, 2005 would be approximately $764,000 or 0.46% of base forecasted net interest income. This analysis assumes no growth in assets or liabilities and replacement of maturing instruments with like-kind instruments. At the end of 2004, comparable assumptions would have resulted in a potential decrease in 2005 net interest income of $934,000 or 0.55%. Thus, AMCORE's earnings at risk for rising rates has decreased since the end of 2004, as the Company moved from a slightly liability sensitive position to a slightly asset sensitive position.

Conversely, an immediate decrease in interest rates of 100 basis points and no change in the slope of the yield curve would result in a potential decrease in net interest income for 2005 of $4.9 million or 2.95% of base forecasted net interest income. At the end of 2004, a similar decrease in rates would have resulted in a potential decrease in net interest income of $3.2 million or 1.91%. AMCORE's sensitivity to declining interest rates has increased since the end of 2004. AMCORE continues to have rate compression on non-maturity deposits. Factors that contribute to the continued negative sensitivity to declining interest rates include the negative convexity of the mortgage-backed products and the larger volume of floating rate commercial loans.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

PART II -- Other Information
-------

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (a)  none

     (b)  none

     (c) The following table presents information relating to all Company repurchases of common stock during the first quarter of 2005:

------------------------------------------------------------------------------------------------------------
                           Issuer Purchases of Equity Securities
------------------------------------------------------------------------------------------------------------
                                                        (c) Total # of Shares     (d) Maximum # (or Approx.
                          (a) Total #                    Purchased as Part of      Dollar Value) of Shares
Period                     of Shares   (b) Average Price  Publicly Announced      that May Yet Be Purchased
                           Purchased     Paid per Share    Plans or Programs     Under the Plans or Programs
------------------------------------------------------------------------------------------------------------
January 1 - 31, 2005          28,236         $28.48              0                            0
February 1 - 28, 2005         23,365          29.44              0                            0
March 1 - 31, 2005            36,895          28.42              0                            0
------------------------------------------------------------------------------------------------------------
Total                         88,496         $28.71              0                            0
============================================================================================================

The Company does not have a formally announced Repurchase Program in place at this time, however, the Company does repurchase shares in open-market transactions in accordance with Exchange Act Rule 10b-18 through a limited group of brokers. These repurchases are used to replenish the Company's Treasury Stock for re-issuances related to stock options and other employee benefit plans. Included in the repurchased shares above are direct repurchases from participants related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. Also included are 19,975 shares tendered to effect stock option exercise transactions.

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

          3.1 By-laws of AMCORE Financial, Inc., as amended February 11, 2004. (Incorporated by reference to Exhibit 3.2 of AMCORE's Annual Report on Form 10-K for the year ended December 31, 2003).

          10.1 AMCORE Financial, Inc. 2005 Stock Award and Incentive Plan, (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on May 9, 2005).

          10.2 Form of Non-Qualified Stock Option Agreement to be used in connection with the grant of non-qualified stock options under the AMCORE Financial, Inc. 2005 Stock Award and Incentive Plan, (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on May 9, 2005).

          10.3 AMCORE Financial, Inc. Performance Share Program, (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on May 9, 2005).

          10.4 AMCORE Financial, Inc. Annual Incentive Plan, (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on May 9, 2005).

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

                                               AMCORE FINANCIAL, INC.

Date:  May 10, 2005
                                               By: /s/ John R. Hecht
                                                   ----------------------------
                                                   John R. Hecht
                                                   Executive Vice President and
                                                   Chief Financial Officer

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

     3.1 By-laws of AMCORE Financial, Inc., as amended February 11, 2004. (Incorporated by reference to Exhibit 3.2 of AMCORE's Annual Report on Form 10-K for the year ended December 31, 2003).

     10.1 AMCORE Financial, Inc. 2005 Stock Award and Incentive Plan, (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on May 9, 2005).

     10.2 Form of Non-Qualified Stock Option Agreement to be used in connection with the grant of non-qualified stock options under the AMCORE Financial, Inc. 2005 Stock Award and Incentive Plan, (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on May 9,
          2005).

     10.3 AMCORE Financial, Inc. Performance Share Program, (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on May 9,
          2005).

     10.4 AMCORE Financial, Inc. Annual Incentive Plan, (Incorporated by reference to AMCORE's Form 8-K as filed with the Commission on May 9,
          2005).

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