Form 10-Q
period 2005-06-30
AMCORE FINANCIAL INC
filed 2005-08-09
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

☒ Yes ☐ No

The number of shares outstanding of the registrant’s common stock, par value $0.22 per share, at July 31, 2005 was 24,831,363 shares.

AMCORE FINANCIAL, INC.

Form 10–Q Table of Contents

PART I. ITEM 1: Financial Statements

AMCORE Financial, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

			June 30, 2005	December 31, 2004
			( in thousands, except share data)
ASSETS
Cash and cash equivalents			$128,515	$117,072
Interest earning deposits in banks and fed funds sold			38,171	361
Loans held for sale			39,909	30,634
Securities available for sale, at fair value			1,197,142	1,249,250
Gross loans			3,492,126	3,278,800
Allowance for loan losses			(40,475)	(40,945)

Net loans			$3,451,651	$3,237,855
Company owned life insurance			129,525	123,743
Premises and equipment, net			84,598	85,320
Goodwill			15,575	15,575
Foreclosed real estate, net			1,959	4,940
Other assets			76,520	75,738

TOTAL ASSETS			$5,163,565	$4,940,488

LIABILITIES
Deposits:
Noninterest bearing deposits			$500,859	$479,079
Interest bearing demand deposits			1,779,042	1,520,382
Time deposits			1,124,959	1,113,933

Total bank issued deposits			$3,404,860	$3,113,394
Wholesale deposits			610,658	621,297

Total deposits			$4,015,518	$3,734,691
Short-term borrowings			523,154	589,158
Long-term borrowings			162,255	165,018
Other liabilities			63,534	65,043

TOTAL LIABILITIES			$4,764,461	$4,553,910

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued			$—	$—
Common stock, $0.22 par value; authorized 45,000,000 shares;
	June 30, 2005	December 31, 2004
Issued	29,922,482	29,904,068
Outstanding	24,823,159	24,820,745	6,647	6,643
Treasury stock	5,099,323	5,083,323	(103,259)	(102,832)
Additional paid-in capital			74,501	74,102
Retained earnings			422,816	407,045
Deferred compensation			(415)	(273)
Accumulated other comprehensive (loss) income			(1,186)	1,893

TOTAL STOCKHOLDERS’ EQUITY			$399,104	$386,578

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY			$5,163,565	$4,940,488

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	( in thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$54,265	$43,439	$104,040	$86,442
Interest on securities:
Taxable	$11,165	$10,492	$22,455	$21,409
Tax-exempt	1,953	1,668	3,858	3,370

Total Income on Securities	$13,118	$12,160	$26,313	$24,779

Interest on federal funds sold and other short-term investments	$57	$13	$82	$31
Interest and fees on loans held for sale	649	765	1,051	1,479
Interest on deposits in banks	12	—	18	1

Total Interest Income	$68,101	$56,377	$131,504	$112,732

INTEREST EXPENSE
Interest on deposits	$21,558	$13,476	$39,534	$27,420
Interest on short-term borrowings	3,847	2,977	7,373	5,705
Interest on long-term borrowings	2,476	2,284	4,896	4,679

Total Interest Expense	$27,881	$18,737	$51,803	$37,804

Net Interest Income	$40,220	$37,640	$79,701	$74,928
Provision for loan losses	3,502	3,282	6,002	7,957

Net Interest Income After Provision for Loan Losses	$36,718	$34,358	$73,699	$66,971

NON-INTEREST INCOME
Trust and asset management income	$4,944	$5,375	$10,080	$10,891
Service charges on deposits	5,871	4,966	11,034	9,369
Mortgage banking income	321	2,835	1,592	2,450
Company owned life insurance income	1,560	540	2,468	2,709
Brokerage commission income	744	784	1,477	1,642
Bankcard fee income	1,211	1,007	2,336	1,909
Gain on sale of loans	185	—	296	612
Other	1,735	1,330	3,807	2,870

Non-Interest Income, Excluding Net Security Gains	$16,571	$16,837	$33,090	$32,452
Net security gains	455	—	404	1,914

Total Non-Interest Income	$17,026	$16,837	$33,494	$34,366

OPERATING EXPENSES
Compensation expense	$17,749	$17,011	$34,908	$34,309
Employee benefits	4,216	4,406	9,126	9,534
Net occupancy expense	2,546	2,378	5,303	4,892
Equipment expense	2,484	2,370	4,909	4,819
Data processing expense	618	567	1,325	1,151
Professional fees	1,058	1,036	2,078	2,026
Communication expense	1,192	1,124	2,289	2,250
Advertising and business development	1,632	1,407	3,387	2,920
Other	5,333	5,705	9,711	10,854

Total Operating Expenses	$36,828	$36,004	$73,036	$72,755

Income Before Income Taxes	$16,916	$15,191	$34,157	$28,582
Income taxes	4,759	4,776	9,950	8,149

Net Income	$12,157	$10,415	$24,207	$20,433

EARNINGS PER COMMON SHARE
Basic	$0.49	$0.42	$0.98	$0.81
Diluted	$0.49	$0.41	$0.97	$0.80
DIVIDENDS PER COMMON SHARE	$0.17	$0.17	$0.34	$0.34
AVERAGE COMMON SHARES OUTSTANDING
Basic	24,805	24,990	24,805	25,100
Diluted	25,020	25,285	25,044	25,407

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except share data)

Balance at December 31, 2003	$6,625	$(91,812)	$73,862	$378,305	$(353)	$8,957	$375,584

Comprehensive Income (Loss):
Net Income	—	—	—	20,433	—	—	20,433

Reclassification of gains on hedging activities to earnings	—	—	—	—	—	(805)	(805)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	314	314

Net effect of hedging activities	—	—	—	—	—	(491)	(491)

Net unrealized holding losses on securities available for sale arising during the period	—	—	—	—	—	(17,972)	(17,972)
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(1,914)	(1,914)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	7,365	7,365

Net unrealized losses on securities available for sale	—	—	—	—	—	(12,521)	(12,521)

Comprehensive Income (Loss)	—	—	—	20,433	—	(13,012)	7,421

Cash dividends on common stock - $0.34 per share	—	—	—	(8,522)	—	—	(8,522)
Purchase of 744,258 shares for the treasury	—	(21,363)	—	—	—	—	(21,363)
Deferred compensation expense and other	3	—	100	—	102	—	205
Reissuance of 434,357 treasury shares for incentive plans	—	11,058	(902)	—	(60)	—	10,096
Issuance of 52,405 common shares for Employee Stock Plan	12	—	1,045	—	—	—	1,057

Balance at June 30, 2004	$6,640	$(102,117)	$74,105	$390,216	$(311)	$(4,055)	$364,478

Balance at December 31, 2004	$6,643	$(102,832)	$74,102	$407,045	$(273)	$1,893	$386,578

Comprehensive Income (Loss)

Net Income	—	—	—	24,207	—	—	24,207
Net unrealized holding losses on securities available for sale arising during the period	—	—	—	—	—	(4,568)	(4,568)
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(404)	(404)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	1,893	1,893

Net unrealized losses on securities available for sale	—	—	—	—	—	(3,079)	(3,079)

Comprehensive Income (Loss)	—	—	—	24,207	—	(3,079)	21,128

Cash dividends on common stock - $0.34 per share	—	—	—	(8,436)	—	—	(8,436)
Purchase of 70,812 shares for the treasury	—	(1,997)	—	—	—	—	(1,997)
Deferred compensation expense and other	—	—	514	—	78	—	592
Reissuance of 54,812 treasury shares for incentive plans	—	1,570	(553)	—	(220)	—	797
Issuance of 18,414 common shares for Employee Stock Plan	4	—	438	—	—	—	442

Balance at June 30, 2005	$6,647	$(103,259)	$74,501	$422,816	$(415)	$(1,186)	$399,104

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Cash Flows From Operating Activities
Net income	$24,207	$20,433
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	4,133	3,896
Amortization and accretion of securities, net	795	2,113
Provision for loan losses	6,002	7,957
Company owned life insurance income, net of death benefits	(2,468)	(1,972)
Net securities gains	(404)	(1,914)
Net gain on sale of loans	(296)	(612)
Net gain on sale of mortgage loans held for sale	(897)	(1,276)
Originations of mortgage loans held for sale	(162,441)	(217,803)
Proceeds from sales of mortgage loans held for sale	153,469	225,462
Deferred income tax expense (benefit)	114	(15)
Tax benefit on exercise of stock options	201	1,276
Other, net	1,388	5,685

Net cash provided by operating activities	$23,803	$43,230

Cash Flows From Investing Activities
Proceeds from maturities of securities available for sale	$113,942	$118,934
Proceeds from sales of securities available for sale	32,494	47,258
Purchase of securities available for sale	(99,692)	(242,999)
Net increase in federal funds sold and other short-term investments	(31,380)	—
Net (increase) decrease in interest earning deposits in banks	(6,430)	1,320
Net increase in loans	(225,064)	(156,697)
Proceeds from the sale of loans	3,040	—
Investment in company owned life insurance	(3,314)	(2,266)
Premises and equipment expenditures, net	(3,422)	(13,096)
Proceeds from the sale of foreclosed real estate	4,247	2,282

Net cash used for investing activities	$(215,579)	$(245,264)

Cash Flows From Financing Activities
Net increase (decrease) in noninterest bearing demand deposits	$21,780	$(136,150)
Net increase (decrease) in interest bearing demand deposits	258,660	(5,576)
Net increase in time deposits	11,026	10,062
Net (decrease) increase in wholesale deposits	(10,639)	100,497
Net (decrease) increase in short-term borrowings	(82,713)	281,931
Proceeds from long-term borrowings	14,500	—
Payment of long-term borrowings	—	(6)
Dividends paid	(8,436)	(8,522)
Issuance of common shares for employee stock plan	442	1,057
Reissuance of treasury shares for incentive plans	596	8,820
Purchase of shares for treasury	(1,997)	(21,363)

Net cash provided by financing activities	$203,219	$230,750

Net change in cash and cash equivalents	$11,443	$28,716
Cash and cash equivalents:
Beginning of year	117,072	107,965

End of period	$128,515	$136,681

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$38,199	$28,972
Interest paid on borrowings	12,471	10,833
Income tax payments	8,610	3,765

Non-Cash Investing and Financing
Foreclosed real estate - acquired in settlement of loans	1,473	2,357
Transfer current portion of long-term borrowings to short-term borrowings	16,709	20,000
Capitalized interest	21	85
De-consolidation of AMCORE Capital Trust I - increases in assets and liabilities	—	16,238

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and with instructions for Form 10–Q and Rule 10–01 of Regulation S–X. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. These financial statements include all adjustments (consisting of normal recurring accruals) that in the opinion of management are considered necessary for the fair presentation of the financial position and results of operations for the periods shown. Certain prior year amounts may be reclassified to conform to the current year presentation.

Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10–K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2004.

New Accounting Standards

In November 2003, the Emerging Issues Task Force (EITF) reached a consensus on certain disclosure requirements under EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The new disclosure requirements apply to investment in debt and marketable equity securities that are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Effective for fiscal years ending after December 15, 2003, companies were required to disclose information about debt or marketable equity securities with market values below carrying values. The Company previously implemented the disclosure requirements of EITF Issue No. 03-1. In March 2004, the EITF came to a consensus regarding EITF 03-1. Securities in scope are those subject to SFAS 115. The EITF adopted a three-step model that requires management to determine if impairment exists, decide whether it is other-than- temporary, and record other-than-temporary losses in earnings. In September 2004, the FASB approved issuing a Staff Position to delay the requirement to record impairment losses under EITF 03-1, but broadened the scope to include additional types of securities. As proposed, the delay would have applied only to those debt securities described in paragraph 16 of EITF 03-1, the Consensus that provides guidance for determining whether an investment’s impairment is other-than-temporary and should be recognized in income. On June 29, 2005, the FASB directed to issue EITF Issue 03-1-a, “Implementation Guidance for Application of Paragraph 16 of EITF Issue No. 03-1”, as final. The final EITF, to be retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” is expected to be issued in August 2005 and will be effective for other-than-temporary impairment analysis conducted in periods after September 15, 2005.

SFAS No. 123 (Revised 2004) (123R), “Share-Based Payment” was issued in December 2004 and will require compensation cost relating to share-based payment transactions be recognized in Consolidated Financial Statements. SFAS No. 123R is effective for periods beginning after December 15, 2005. The Company has not yet completed its evaluation of the standard, but preliminary estimates indicate that implementation will result in a reduction in earnings and a decline in diluted earnings per share of approximately $0.07-0.09 per year.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. This Statement is effective, on a prospective basis, for fiscal years beginning after December 15, 2005.

Stock-Based Employee Compensation Plans

At June 30, 2005, the Company had various stock-based compensation plans that are described more fully in Note 13 of the Notes to Consolidated Financial Statements included in the Form 10–K Annual Report of the Company for the year ended December 31, 2004. The Company accounts for these plans under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based compensation cost for option grants under these plans is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. During the first six months of 2005, 423,000 stock options were granted.

The Company’s Stock Option Advantage Plan, an employee stock purchase plan (“ESPP”) within the meaning of Section 423 of the Internal Revenue Code of 1986, allows participating employees to purchase the Company’s common stock at an exercise price of 85% of the lower of the closing price of the Company’s common stock on the NASDAQ National Market on the first or last day of each offering period. No charge to earnings is recorded with respect to the ESPP. Accordingly, the pro forma table below includes compensation expense in the amount of the 15% discount between the stock price and the option exercise price. In 2004, stockholders approved the adoption of the Amended and Restated AMCORE Stock Option Advantage Plan that reserved 350,000 additional shares of common stock for issuance under the ESPP. All remaining shares reserved under the original plan were issued during the first quarter of 2004.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to all stock-based compensation. The fair values were calculated using a Black-Scholes option pricing model.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net Income:
As reported	$12,157	$10,415	$24,207	$20,433
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(441)	(537)	(898)	(1,110)

Pro forma	$11,716	$9,878	$23,309	$19,323

Diluted Shares:
As reported	25,020	25,285	25,044	25,407
Deduct: Shares due to average unrecognized compensation cost related to future services	(113)	(129)	(102)	(104)

Pro forma	24,907	25,156	24,942	25,303

Basic earnings per share:
As reported	$0.49	$0.42	$0.98	$0.81
Pro forma	0.47	0.40	0.94	0.77
Diluted earnings per share:
As reported	$0.49	$0.41	$0.97	$0.80
Pro forma	0.47	0.39	0.93	0.76

NOTE 2 - SECURITIES

A summary of information for investment securities, categorized by security type, at June 30, 2005 and December 31, 2004 is as follows. Fair values are based upon available quoted market prices or are based on quoted prices for similar financial instruments.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
At June 30, 2005
Securities Available for Sale:
U.S. Treasury	$5,010	$—	$(50)	$4,960
U.S. Government agencies (1)	81,173	57	(482)	80,748
Agency mortgage-backed securities (1)	867,034	2,357	(8,742)	860,649
State and political subdivisions	175,382	4,768	(239)	179,911
Corporate and other debt obligations	28,278	521	(108)	28,691
Equity investments (2)	42,163	20	—	42,183

Total Securities Available for Sale	$1,199,040	$7,723	$(9,621)	$1,197,142

At December 31, 2004
Securities Available for Sale:
U.S. Treasury	$5,013	$—	$(17)	$4,996
U.S. Government agencies (1)	92,523	109	(390)	92,242
Agency mortgage-backed securities (1)	892,344	3,750	(7,366)	888,728
State and political subdivisions	169,658	6,390	(60)	175,988
Corporate and other debt obligations	33,797	489	(106)	34,180
Equity investments (2)	52,841	275	—	53,116

Total Securities Available for Sale	$1,246,176	$11,013	$(7,939)	$1,249,250

A summary of unrealized loss information for investment securities, categorized by security type, at June 30, 2005 is as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (3)	Fair Value	Unrealized Losses
	(in thousands)
Description of Securities
Securities Available for Sale:
U.S. Treasury	$4,960	$(50)	$—	$—	$4,960	$(50)
U.S. Government agencies (1)	55,840	(439)	4,971	(43)	60,811	(482)
Agency mortgage-backed securities (1)	352,339	(1,956)	347,321	(6,786)	699,660	(8,742)
State and political subdivisions	28,138	(195)	1,554	(44)	29,692	(239)
Corporate and other debt obligations	10,142	(63)	1,848	(45)	11,990	(108)

Total Unrealized Losses on Securities Available for Sale:	$451,419	$(2,703)	$355,694	$(6,918)	$807,113	$(9,621)

(1)	Primarily Government Sponsored Enterprises (GSE).

(2)	At June 30, 2005, includes investments of $4 million, $23 million, and $0, respectively, in stock of the Federal Reserve Bank (FRB), the Federal Home Loan Bank (FHLB) and preferred stock of Freddie Mac. At December 31, 2004, these amounts were $4 million, $24 million, and $9 million, respectively. These investments are recorded at amortized historical cost or fair value, as applicable. The FRB and FHLB are held to satisfy membership requirements and investment objectives.

(3)	The Company has the ability to hold and has no present intent to dispose of these securities as of June 30, 2005. Of the $7 million total unrealized losses 12 months or longer, all except $132,000 was related to 51 mortgage-backed securities issued by GSEs with an S&P quality rating of “AAA”. Of the $132,000 in unrealized loss, $45,000 is related to a single asset-backed bond collateralized by owner occupied first lien, conforming mortgage loans. At June 30, 2005, the S&P quality rating for this bond was “AAA,” the security was sufficiently collateralized such that credit loss was considered remote, and the security has a average remaining life of 1.9 years. In the event of prepayment, it is expected that the Company would recover substantially all of its recorded investment. The remaining $87,000 includes $43,000 of a single “AAA” rated government sponsored enterprise that matures in 2008 and $44,000 of a single “AAA” rated municipal obligation that matures in 2009.

A summary of realized gain and loss information is as follows:

	Realized Gains	Realized Losses	Net Gains/ (Losses)
	(in thousands)
For the three months ended:
June 30, 2005	$460	$(5)	$455
June 30, 2004	—	—	—

For the six months ended:
June 30, 2005	$460	$(56)	$404
June 30, 2004	1,934	(20)	1,914

At June 30, 2005 and 2004, securities with a fair value of approximately $912 million and $944 million, respectively, were pledged to secure public deposits, securities under agreements to repurchase, derivative credit exposure and for other purposes required by law.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at June 30, 2005 and December 31, 2004 was as follows:

	June 30, 2005	December 31, 2004
	(in thousands)
Commercial, financial and agricultural	$797,623	$764,339
Real estate-commercial	1,705,365	1,533,917
Real estate-residential	431,772	412,753
Real estate-construction	243,792	250,855
Installment and consumer	313,535	316,838
Direct lease financing	39	98

Gross loans	$3,492,126	$3,278,800
Allowance for loan losses	(40,475)	(40,945)

Net Loans	$3,451,651	$3,237,855

An analysis of the allowance for loan losses for the periods ended June 30, 2005 and June 30, 2004 is presented below:

	For the Six Months Ended
	June 30, 2005	June 30, 2004
	(in thousands)
Balance at beginning of year	$40,945	$42,115
Provision charged to expense	6,002	7,957
Loans charged off	(7,794)	(9,286)
Recoveries on loans previously charged off	1,322	2,444

Balance at end of period	$40,475	$43,230

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill by segment (in thousands) at June 30, 2005 is as follows:

Retail Banking	$3,572
Commercial Banking	2,381
Trust and Asset Management	9,622

Total Goodwill	$15,575

There were no changes in the carrying amount of goodwill for the six months ended June 30, 2005.

The Originated Mortgage Servicing Right (OMSR) asset values, which are recorded in Other Assets on the Consolidated Balance Sheets are included in the Mortgage Banking Segment, are as follows:

	June 30, 2005	December 31, 2004
	(in thousands)
Unamortized Cost of Mortgage Servicing Rights
Gross Carrying Amount	$37,776	$35,872
Less: Accumulated Amortization	(24,701)	(23,341)
Less: OMSR Valuation Allowance	(702)	(53)

Net OMSR at end of period	$12,373	$12,478

	June 30, 2005	December 31, 2004
	(in thousands)
OMSR Valuation Allowance
Balance at beginning of year	$53	$—
Impairment valuation credited to income	(53)	53
Impairment valuation charged to expense	702	—

Balance at end of period	$702	$53

The current and estimated OMSR amortization expense on the Company’s OMSR asset are as follows:

Mortgage Banking
(in thousands)
Aggregate Amortization Expense
For Quarter Ended 6/30/05	$770
For Six Months Ended 6/30/05	1,361
Estimated Amortization Expense
For Remainder of Year Ending 12/31/05	$1,373
For Year Ending 12/31/06	2,589
For Year Ending 12/31/07	2,142
For Year Ending 12/31/08	1,743
For Year Ending 12/31/09	1,386
For Year Ending 12/31/10	1,086
Thereafter	2,756

Total	$13,075

The weighted-average amortization period for OMSR retained during the second quarter of 2005 was 11.3 years. The unpaid principal balance of mortgage loans serviced for others, including mortgage loans held for sale, was $1.3 billion as of June 30, 2005, $1.3 billion as of December 31, 2004 and $1.2 billion as of June 30, 2004.

NOTE 5 - SALE OF RECEIVABLES

The Company periodically sells certain indirect automobile loans in securitization transactions. Upon sale, the net carrying amount of the loans is removed from the Consolidated Balance Sheet in exchange for cash and certain retained residual interests. The retained interest includes rights to service the loans that were sold (the “Servicing Rights”) and an interest in residual cash flows (the “Interest-Only Strip”). The Interest-Only Strip includes the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the “Excess Spread”) plus an interest in sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the “Credit Enhancement” or “Overcollateralization”). There were no sales of indirect automobile loans during the first two quarters of 2005 or 2004.

The Company receives monthly servicing fees equal to 0.75 percent per annum of the outstanding beginning principal balance of the loans serviced for the month and rights to future cash flows arising after the investors in the securitization trust have received the returns for which they have contracted. The Company’s retained interests are subordinate to investor’s interests. The value of the Interest-Only Strip is subject to prepayment risk and interest rate risk on the Excess Spread and credit risk on the transferred automobile loans on the Overcollateralization. The Company’s risk of loss attribuable to prepayment and credit risk is limited to its interest in the Interest-Only Strip. Neither the investors nor the securization trust have any further recourse to the Company’s other assets. Interest rate risk could exceed the Company’s interest in the Excess Spread, but such a possibility is considered remote as of June 30, 2005.

Key economic assumptions used in measuring the retained interests at the date of the securitization and as of June 30, 2005, including the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions, are as follows:

		As of June 30, 2005
	Loans Sold During 2004	Actual	10% Adverse Change	20% Adverse Change
		(in thousands)
Prepayment speed assumptions
Prepayment speed	1.8%	2.2%	2.4%	2.6%
Weighted average life (in months)	18.9	15.4	14.7	14.0
Fair value of retained interests	$11,495	$10,197	$10,164	$10,146
Change in fair value	$—	$—	$(33)	$(51)
Expected credit loss assumptions
Expected credit losses (loss to liquidation)	1.9%	1.9%	2.0%	2.2%
Fair value of retained interests	$11,495	$10,197	$9,937	$9,681
Change in fair value	$—	$—	$(260)	$(516)
Residual cash flow discount rate assumptions
Residual cash flow discount rate (annual)	22%	18.0%	19.8%	21.6%
Fair value of retained interests	$11,495	$10,197	$9,960	$9,734
Change in fair value	$—	$—	$(237)	$(463)

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

Total cash flows attributable to the indirect automobile loan securitization transactions was an inflow of $3.4 million and $2.1 million for the second quarters of 2005 and 2004, respectively. The following table summarizes the various cash flows received from and paid to the securitization trust:

	Proceeds From Securitizations	Servicing Fees Collected	Other Cash Flows
	(in thousands)
Cash flows received from trust in second quarter 2005	$—	$329	$3,028
Cash flows received from trust in second quarter 2004	$—	$237	$1,841

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

	Total Principal Amount of Loans		Principal Amount of Delinquent Loans		Net Credit Losses Year-to-Date
	As of June 30
	2005	2004	2005	2004	2005	2004
	(in thousands)
Held in portfolio	$245,730	$442,989	$3,328	$5,474	$796	$1,960
Securitized	148,937	68,120	3,266	1,337	1,041	531

Total	$394,667	$511,109	$6,594	$6,811	$1,837	$2,491

Actual and projected static pool credit losses, as a percentage of indirect automobile loans securitized are 1.31%, 1.66% and 1.94% as of the quarters ended June 30, 2005, 2006, and 2007, respectively. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amounts shown here for each year are a weighted average for all indirect automobile loan securitizations.

NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	(in thousands)
Securities sold under agreements to repurchase	$429,600	$465,446
Federal Home Loan Bank borrowings	31,884	35,184
Federal funds purchased	53,600	78,990
U.S. Treasury tax and loan note accounts	8,065	9,535
Commercial paper and other short-term borrowings	5	3

Total Short-Term Borrowings	$523,154	$589,158

NOTE 7 - LONG-TERM BORROWINGS

Long-term borrowings consisted of the following at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	(in thousands)
Federal Home Loan Bank borrowings	$119,961	$122,721
AMCORE Capital Trust I borrowings	41,238	41,238
Capitalized Lease Obligation	1,056	1,059

Total Long-Term Borrowings	$162,255	$165,018

The Company periodically borrows additional funds from the Federal Home Loan Bank (FHLB) in connection with the purchase of mortgage-backed securities and the financing of eligible family real estate loans. The average stated maturity of these borrowings at June 30, 2005 is 3.4 years, with a weighted average borrowing rate of 4.81%. Mortgage-related assets are required to be held as collateral for FHLB borrowings according to specific collateral guidelines established by the FHLB. Certain FHLB borrowings have prepayment penalties and call features associated with them. FHLB borrowings with call features, assuming they are called at the earliest call date, total $77.0 million in 2005.

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

The Company reclassifies borrowings to short-term borrowings when the remaining maturity becomes less than one year. Scheduled reductions of long-term borrowings are as follows:

Total
(in thousands)
2006	$13
2007	7,528
2008	85,460
2009	35
2010	443
Thereafter	68,776

Total Long-Term Borrowings	$162,255

NOTE 8 – DERIVATIVE INSTRUMENTS

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

The following derivative related activity is included in other non-interest income in the Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Changes in Value:
Free-standing derivatives	$7	$(5)	$(6)	$(3)
Ineffective portion of fair value Hedges	(45)	100	(1)	160
Mortgage banking derivatives	88	(222)	25	(34)

Total	$50	$(127)	$18	$123

During 2002, swaps that were Hedging loan cash flows were sold, for which the Company received $3.3 million plus accrued interest. The gain continued to be classified in Other Comprehensive Income (OCI) and amortized into income over the remaining term of the swap. For the three and six-month periods ended June 30, 2004, $324,000 and $805,000, respectively, of this pre-tax gain was amortized (reclassified) from OCI into income. The pre-tax gain was fully amortized at December 31, 2004 and there were no cash flow Hedges included in OCI during the six months ended June 30, 2005. In first quarter 2004, the Company terminated two fair value Hedges of FHLB borrowings with a combined notional amount of $74 million, which resulted in a gain of $690,000. The gain continued to be classified as long-term debt and is being amortized over the remaining terms of the swaps. The unrealized gain was $462,000 and $640,000 as of June 30, 2005 and 2004, respectively. The longest-term fair value Hedge expires in December 2019.

NOTE 9 – CONTINGENCIES AND GUARANTEES

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

On June 28, 2005, the Company announced an agreement with Federated Investors, Inc. to transition approximately $164 million in assets of three Vintage equity funds to Federated mutual funds. It is anticipated that the Vintage Fund shareholder meeting to approve the transition will be held in September 2005. A one-time gain will be recorded at the time of closing, which is expected to occur before the end of the third quarter.

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

Both financial and performance standby letters of credit are typically issued for a period of one year to five years, but can be extended depending on the BANK customer’s needs. As of June 30, 2005, the maximum remaining term for any outstanding standby letters of credit expires on December 15, 2010.

A fee is normally charged to compensate the BANK for the value of the commitments and guarantees that are granted to the customer. The fees are deferred and recognized as income over the term of the commitment or guarantee. As of June 30, 2005, the carrying value of these deferrals was a deferred credit of $977,000. This amount included a $478,000 guarantee liability for financial and performance standby letters of credit recorded in accordance with FIN 45. The remaining $499,000 represented deferred fees charged for commitments and letters of credit exempted from the scope of FIN 45.

At June 30, 2005, the contractual amount of all financial and performance standby letters of credit, including those exempted from FIN 45, was $170.6 million and $29.0 million, respectively. These represent the maximum potential amount of future payments that the Company would be obligated to pay under the guarantees.

The issuance of either a financial or performance standby letter of credit is generally backed by collateral. The collateral can take various forms including, but not limited to, bank accounts, investments, fixed assets, inventory, accounts receivable and real estate. At the time that the letters of credit are issued, the value of the collateral is usually in an amount that is considered sufficient to cover the contractual amount of the standby letter of credit.

NOTE 10 – EARNINGS PER SHARE

Earnings per share (EPS) calculations are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net Income	$12,157	$10,415	$24,207	$20,433
Basic EPS:
Average basic shares outstanding	24,805	24,990	24,805	25,100

Basic EPS	$0.49	$0.42	$0.98	$0.81

Diluted EPS:
Weighted average shares outstanding	24,805	24,990	24,805	25,100
Dilutive shares	179	243	203	255
Contingently issuable shares	36	52	36	52

Average diluted shares outstanding	25,020	25,285	25,044	25,407

Diluted EPS	$0.49	$0.41	$0.97	$0.80

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

NOTE 11 - SEGMENT INFORMATION

AMCORE’s internal reporting and planning process focuses on its four primary lines of business (Segment(s)): Commercial Banking, Retail Banking, Trust and Asset Management, and Mortgage Banking. The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray each Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an appropriate allocation of shared support function expenses. The Commercial, Retail and Mortgage Banking Segments also include fund transfer adjustments to appropriately reflect the cost of funds on loans made and funding credits on deposits generated. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2004.

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

The Commercial Banking Segment provides commercial banking services including lending, business checking and deposits, treasury management and other traditional as well as electronic commerce commercial banking services to large and small business customers through the BANK’s full-service and limited branch office (LBO) locations. The Retail Banking Segment provides retail banking services including direct and indirect lending, checking, savings, money market and certificate of deposit (CD) accounts, safe deposit rental, automated teller machines and other traditional and electronic-commerce retail banking services to individual customers through the BANK’s branch locations. The Trust and Asset Management segment provides trust, investment management, employee benefit recordkeeping and administration and brokerage services. It also acts as advisor and provides fund administration to the Vintage Mutual Funds and various public fund programs. These products are distributed nationally, regionally to institutional investors and corporations, and locally through AMCORE’s BANK locations. The Mortgage Banking segment provides a variety of mortgage lending products to meet its customer needs. It sells a majority of the long-term fixed-rate loans to the secondary market and continues to service most of the loans sold.

For the three months ended June 30, 2005

	Operating Segments
	Commercial Banking	Retail Banking	Trust and Asset Management	Mortgage Banking	Other	Consolidated
	(dollars in thousands)
Net interest income	$23,720	$11,684	$20	$1,460	$3,336	$40,220
Non-interest income	1,976	4,926	5,895	417	3,812	17,026

Total revenue	25,696	16,610	5,915	1,877	7,148	57,246
Provision for loan losses	2,399	565	—	538	—	3,502
Depreciation and amortization	176	734	71	75	1,023	2,079
Other non-interest expense	11,695	11,059	5,232	2,074	4,689	34,749

Pretax earnings (loss)	11,426	4,252	612	(810)	1,436	16,916
Income taxes (benefits)	4,456	1,658	261	(316)	(1,300)	4,759

Earnings (loss)	$6,970	$2,594	$351	$(494)	$2,736	$12,157

Segment profit percentage	74%	27%	4%	-5%	N/A	100%

For the three months ended June 30, 2004
Net interest income	$19,929	$10,943	$7	$2,279	$4,482	$37,640
Non-interest income	1,946	3,870	6,351	2,612	2,058	16,837

Total revenue	21,875	14,813	6,358	4,891	6,540	54,477
Provision for loan losses	2,419	860	—	3	—	3,282
Depreciation and amortization	145	575	97	70	1,017	1,904
Other non-interest expense	9,789	10,115	5,282	2,251	6,663	34,100

Pretax earnings (loss)	9,522	3,263	979	2,567	(1,140)	15,191
Income taxes (benefits)	3,777	1,272	407	1,001	(1,681)	4,776

Earnings	$5,745	$1,991	$572	$1,566	$541	$10,415

Segment profit percentage	58%	20%	6%	16%	N/A	100%

For the six months ended June 30, 2005
	Operating Segments
	Commercial Banking	Retail Banking	Trust and Asset Management	Mortgage Banking	Other	Consolidated
	(dollars in thousands)
Net interest income	$46,753	$22,733	$37	$2,860	$7,318	$79,701
Non-interest income	4,071	8,945	11,974	1,643	6,861	33,494

Total revenue	50,824	31,678	12,011	4,503	14,179	113,195
Provision for loan losses	4,629	883	—	490	—	6,002
Depreciation and amortization	333	1,427	152	134	2,087	4,133
Other non-interest expense	22,887	22,190	10,613	4,538	8,675	68,903

Pretax earnings (loss)	22,975	7,178	1,246	(659)	3,417	34,157
Income taxes (benefits)	8,960	2,799	544	(257)	(2,096)	9,950

Earnings (loss)	$14,015	$4,379	$702	$(402)	$5,513	$24,207

Segment profit percentage	75%	23%	4%	-2%	N/A	100%

Assets	$2,679,771	$653,699	$17,215	$252,056	$1,560,824	$5,163,565

For the six months ended June 30, 2004
Net interest income	$40,209	$21,435	$15	$4,687	$8,582	$74,928
Non-interest income	4,271	7,304	12,914	2,443	7,434	34,366

Total revenue	44,480	28,739	12,929	7,130	16,016	109,294
Provision for loan losses	4,503	3,552	—	(98)	—	7,957
Depreciation and amortization	295	1,172	195	78	2,156	3,896
Other non-interest expense	19,955	20,368	10,784	5,029	12,723	68,859

Pretax earnings	19,727	3,647	1,950	2,121	1,137	28,582
Income taxes (benefits)	7,693	1,422	805	827	(2,598)	8,149

Earnings	$12,034	$2,225	$1,145	$1,294	$3,735	$20,433

Segment profit percentage	72%	13%	7%	8%	N/A	100%

Assets	$2,185,725	$838,456	$17,970	$255,169	$1,500,876	$4,798,196

NOTE 12- BENEFIT PLANS

Employee Benefit Plans. All subsidiaries of the Company participate in the AMCORE Financial Security Plan (Security Plan), a qualified profit sharing plan under Section 401(a) of the Internal Revenue Code. The Security Plan offers participants a personal retirement account, a cash profit sharing payment and a personal savings account 401(k). The expense related to the Security Plan for the three months ended June 30, 2005 and 2004 was $1.2 million and $1.1 million, respectively, and was $2.7 million and $2.6 million for the six months ended June 30, 2005, and 2004, respectively.

In addition to the Security Plan, certain health care and life insurance benefits are made available to active employees. The Company’s share of cost of these benefits is expensed as incurred. Group health benefits are offered to retirees with 100% of the cost borne by the retiree.

The Company provides a deferred compensation plan (entitled “AMCORE Financial, Inc. Deferred Compensation Plan”) for certain key employees and directors. This plan provides the opportunity to defer salary, bonuses and non-employee director fees. Participants may defer up to 90% of base compensation and up to 100% of incentive compensation. The deferred compensation liability to participants is recorded in other liabilities in the Consolidated Balance Sheets. The deferrals and earnings grow tax deferred until withdrawn from the plan. The amount and method of payment are pre-defined by participants each year of deferral. Earnings to individual accounts are recorded as compensation expense when earned. The total non-qualified deferred compensation plan liability totaled $14.1 million and $13.3 million at June 30, 2005 and 2004, respectively. Expense related to the deferred compensation plan was $109,000 and $85,000 for the three month periods ended June 30, 2005 and 2004, respectively, and was $233,000 and $393,000 for the six month periods ended June 30, 2005, and 2004, respectively.

The Company provides additional retirement benefits to certain senior officers through plans that are non-qualified, non-contributory and unfunded. Under one such arrangement, the additional retirement benefits replace what would have been provided under the Company’s defined contribution qualified plan in the absence of limits placed on qualified plan benefits by the Internal Revenue Code of 1986. The expense related to this arrangement was $76,000 and $50,000 for the three month periods ended June 30, 2005 and 2004, respectively, and was $153,000 and $100,000 for the six month periods ended June 30, 2005, and 2004, respectively.

Another arrangement, which is a defined benefit plan, provides supplemental retirement benefits that are based upon three percent of final base salary, times the number of years of service. Benefits under this plan may not exceed 70% or be less than 45% of a participant’s final base salary less offsets for social security and other employer retirement plan contributions. The measurement date for obligations for this plan is as of December 1st. The following table summarizes the net periodic benefit cost recognized for the three and six-month periods ended June 30, 2005 and 2004:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Components of net periodic benefit cost:
Service cost	$2	$3	$5	$7
Interest cost	22	24	45	47
Actuarial losses and decrease in offsets	—	43	—	57

Net periodic cost	$24	$70	$50	$111

			2005	2004
Weighted-average assumptions:
Discount rate			5.75%	5.75%
Rate of compensation increase			3.00%	3.00%

During the first quarter of 2005, $134,109 was contributed to the plan to fund distributions to plan participants. No contributions or distributions were made during the second quarter and none are expected to be made during the remainder of the year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and Subsidiaries (“AMCORE” or the “Company”) consolidated financial condition as of June 30, 2005 compared to December 31, 2004, and the consolidated results of operations for the three and six month periods ended June 30, 2005 compared to the same periods in 2004. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

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

OVERVIEW OF OPERATIONS

Quarter Only Results

AMCORE reported net income of $12.2 million or $0.49 per diluted share for the three months ended June 30, 2005. This compares to $10.4 million or $0.41 per diluted share for the same period in 2004. This represents a $1.7 million or 17% increase in the second quarter of 2005 over the same period a year ago. Diluted earnings per share increased 20% or $0.08. AMCORE’s annualized return on average equity and on average assets for the second quarter of 2005 was 12.51% and 0.96%, respectively, compared to 11.20% and 0.90% for the comparable period in 2004.

The most significant factors affecting second quarter of 2005 net income, compared to the same period in 2004, were:

Net interest income - Increased $2.6 million due to increased loan and investment volumes. Net interest margin was 3.54% in 2005 compared to 3.60% in 2004.

Provision for loan losses - Increased $220,000 reflecting higher statistical loss estimates on loan pools and higher net charge-offs.

Non-interest income - Increased $189,000. The most significant increases were $1.0 million in company owned life insurance income (COLI), $905,000 in service charges on deposits, $455,000 in net security gains and $405,000 in other non-interest income. Partially offsetting these increases was a $2.5 million decrease in mortgage banking income.

Operating expenses - Increased $824,000 due to higher personnel costs, net occupancy and equipment expenses and advertising and business development expenses.

Income taxes - Decreased $17,000, due to higher tax-exempt company owned life insurance income. The effective tax rate was 28.1% in 2005 compared to 31.4% in 2004.

Year-to-Date Results

AMCORE reported net income of $24.2 million or $0.97 per diluted share for the six months ended June 30, 2005. This compares to $20.4 million or $0.80 per diluted share for the same period in 2004. This represents a $3.8 million or 18% increase year-over-year.

Diluted earnings per share increased 21% or $0.17. AMCORE’s annualized return on average equity and on average assets for the year-to-date period of 2005 was 12.56% and 0.98%, respectively, compared to 10.85% and 0.89% for the comparable period in 2004.

The most significant factors affecting 2005 year-to-date net income, compared to the same period in 2004, were:

Net interest income - Increased $4.8 million due to increased loan volumes. Net interest margin was 3.57% in 2005 compared to 3.62% in 2004.

Provision for loan losses - Declined $2.0 million, reflecting lower specific loss estimates on individually reviewed credits and lower net charge offs.

Non-interest income - Decreased $872,000. The most significant decreases were attributable to a $1.5 million decline in net security gains, a decline of $858,000 in mortgage banking income and a decline of $811,000 in trust and asset management income. Partially offsetting these declines was a $1.7 million increase in service charges on deposits.

Operating expenses - Increased $281,000 primarily due to higher advertising and business development.

Income taxes - Increased $1.8 million, due to higher earnings before income taxes and a decrease in tax-exempt COLI. The effective tax rate was 29.1% in 2005 compared to 28.5% in 2004.

KEY INITIATIVES AND OTHER SIGNIFICANT EVENTS

Key Initiatives

Branch Expansion - During 2001, the Company’s banking operations (BANK) launched a branch expansion initiative targeting the area bounded by Interstates 94 in the north, 294 and 94 in the east, 80 in the south and 90 and 39 in the west (the “Branch Expansion”). The Branch Expansion strategy initially targets markets where there are high concentrations of mid-size businesses, with a seasoned commercial lending and treasury management service staff in a leased facility (limited branch office or “LBO”). Once a book of business is developed and the LBO becomes profitable, plans to develop a permanent site for a full service facility in a nearby area that is surrounded by a high concentration of homeowners with strong population and household income growth are initiated. Increased capabilities in the markets served by these facilities is expected to accelerate the Company’s ability to generate deposits, which will better support loan growth and decrease the use of wholesale funding.

Since the inception of the Branch Expansion strategy in April 2001, 23 new branches, net of closed offices, have opened. The new locations have contributed $1.24 billion in loans and $614 million in deposits outstanding as of June 30, 2005. Same store contributions, which include new branches that have been open at least one year, were $1.19 billion in loans and $587 million in deposits outstanding at June 30, 2005. During the first six months of 2005, the Company opened three limited branch offices in Libertyville and Orland Park, Illinois and Wauwatosa, Wisconsin. As of the end of second quarter of 2005, more than two-thirds of the Company’s 73 branch locations were concentrated in Rockford and Chicago, Illinois, Milwaukee suburbs and Madison, Wisconsin.

During 2004, the Company announced that its Board of Directors had authorized an incremental capital investment of $55 million to enhance the Company’s successful Branch Expansion program raising the total commitment to $120 million. As of June 30, 2005, $69 million of the total $120 million capital commitment remained to be spent.

The Company plans to add a total of five branch offices including one full service and four LBOs in 2005. By the end of 2009, AMCORE expects to have added 34 new offices, net of those closed, since the beginning of the Branch Expansion initiative in 2001. Total offices by the end of 2009 are expected to be 84, two-thirds of which will be located in markets that the Company believes to exhibit strong growth characteristics.

The Branch Expansion activity was accretive to earnings by $0.08 per diluted share during the second quarter of 2005, compared to no accretion or dilution during the same period last year. For year-to-date 2005, the Branch Expansion was accretive to earnings $0.14 per diluted share compared to dilution of $0.04 for the same period in 2004. AMCORE expects its Branch Expansion program to be accretive to earnings by $0.20 to $0.25 per share in 2005.

As a complement to its Branch Expansion, the BANK has also expanded its automated teller machine system (“ATMs”), which includes both owned and third party operated, to 131 in Illinois and 36 in Wisconsin, or 167 overall, from 127 in Illinois and 35 in Wisconsin, or 162 overall, at June 30, 2004.

Deposit Growth - Average bank-issued deposits grew to $3.3 billion in the second quarter of 2005, an increase of 13%, or $386 million, compared to the second quarter of 2004. AMCORE’s focus is to grow transactional deposits, such as checking accounts, which help lower funding costs, as well attracting new households. Handling a customer’s checking account enables the BANK to cross-sell other products and increases the likelihood of retaining their business over time. The Company’s goal is to become the customer’s primary bank, meeting all of their banking, mortgage and investment needs. AMCORE is focusing on continued bank-issued Deposit Growth because it provides a source of funding for the Branch Expansion and the Quality Loan Growth initiatives, and is also a means of reducing its reliance on wholesale funding sources.

Quality Loan Growth – Improving credit quality is part of AMCORE’s Quality Loan Growth initiative. As part of this initiative, the Company expanded its commercial collection team, allowing it to intervene at a much earlier stage of the credit process as individual credits begin to show signs of stress. Taking early action is intended to help the Company limit erosion in value. Average loans rose $334 million to $3.4 billion during the second quarter of 2005, an 11% increase over the second quarter of 2004. Over the same period of time, total non-accrual loans increased 21% or $3.9 million to $22.6 million. Loans ninety-days past due and still accruing increased 48% or $1.3 million to $4.0 million. On a linked-quarter basis, these categories decreased a combined $4.8 million or 15%.

Increasing Trust and Asset Management Income - Trust and asset management income declined $431,000 or 8%, from $5.4 million in the second quarter of 2004 to $4.9 million in the second quarter of 2005. Assets under administration totaled $4.5 billion at June 30, 2005 compared to $4.4 billion at June 30, 2004. Challenges facing this segment over the last several years include below benchmark equity funds investment performance, a continued shift in asset mix from equity to fixed income and money market, and the loss of two large retirement plans in 2004.

The Company continues to work on long-term solutions to these challenges. These efforts include migration to an open architecture sales platform that allows greater customer access to non-proprietary products and the recently announced agreement with Federated Investors, Inc. to transition approximately $164 million in assets of three Vintage equity funds to Federated mutual funds. It is anticipated that the Vintage Fund shareholder meeting to approve the transition will be held in September 2005. A one-time gain will be recorded at the time of closing, which is expected to occur before the end of the third quarter. It is expected that the annual reduction in earnings from this transaction will be approximately $0.02 to $0.03 per diluted share.

Other Significant Events

Key Personnel Changes - In July 2005, the Company announced the resignation of Bruce Lammers, Chief Operating Officer (COO) of the BANK. AMCORE is evaluating options for a long-term replacement and expects to fill the COO position. The Branch Expansion program is expected to continue on schedule.

Accounting Changes - Following is a discussion of accounting standards that materially affected the Company’s Consolidated Financial Statements for the periods and dates presented, along with recently issued accounting standards that may impact future periods.

In the first quarter 2004, the Company adopted Financial Accounting Standards Board (FASB) Financial Interpretation No. 46 Revised (FIN 46R) “Consolidation of Variable Interest Entities.” Upon adoption of FIN 46R, the Company de-consolidated its investment in AMCORE Capital Trust I (Trust) a statutory business trust. See Note 7 of the Notes to the Consolidated Financial Statements.

In November 2003, the Emerging Issues Task Force (EITF) reached a consensus on certain disclosure requirements under EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The new disclosure requirements apply to investment in debt and marketable equity securities that are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Effective for fiscal years ending after December 15, 2003, companies were required to disclose information about debt or marketable equity securities with market values below carrying values. The Company previously implemented the disclosure requirements of EITF Issue No. 03-1. In March 2004, the EITF came to a consensus regarding EITF 03-1. Securities in scope are those subject to SFAS 115. The EITF adopted a three-step model that requires management to determine if impairment exists, decide whether it is other-than-temporary, and record other-than-temporary losses in earnings. In September 2004, the FASB approved issuing a Staff Position to delay the requirement to record impairment losses under EITF 03-1, but broadened the scope to include additional types of securities. As proposed, the delay would have applied only to those debt securities described in paragraph 16 of EITF 03-1, the Consensus that provides guidance for determining whether an investment’s impairment is other-than-temporary and should be recognized in income. On June 29, 2005, the FASB directed to issue EITF Issue 03-1-a, “Implementation Guidance for Application of Paragraph 16 of EITF Issue No. 03-1”, as final. The final EITF, to be retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” is expected to be issued in August 2005 and will be effective for other-than-temporary impairment analysis conducted in periods after September 15, 2005.

SFAS No. 123 (Revised 2004) (123R), “Share-Based Payment” was issued in December 2004 and will require compensation cost relating to share-based payment transactions be recognized in Consolidated Financial Statements. SFAS No. 123R is effective for periods beginning after December 15, 2005. The Company has not yet completed its evaluation of the standard, but preliminary estimates indicate that implementation will result in a reduction in earnings and a decline in diluted earnings per share of approximately $0.07-0.09 per year.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. This Statement is effective, on a prospective basis, for fiscal years beginning after December 15, 2005.

Regulatory Developments - On May 31, 2005, the BANK entered into a written agreement with the Office of the Comptroller of the Currency (“OCC”). The agreement describes commitments made by the BANK and outlines a series of steps to address and strengthen the Company’s compliance management system. The BANK has already begun to implement procedures addressing the matters identified by the OCC and expects to complete all committed changes within the timeframes defined in the agreement. The agreement with the OCC does not in any way limit the BANK’s ability to continue the Branch Expansion.

EARNINGS REVIEW OF CONSOLIDATED STATEMENTS OF INCOME

The following highlights a comparative discussion of the major components of net income and their impact for the three and six months ended June 30, 2005 and 2004.

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

Overview - FTE adjusted interest income is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Interest Income Book Basis	$68,101	$56,377	$131,504	$112,732
FTE Adjustment	1,232	1,013	2,428	2,050

Interest Income FTE Basis	$69,333	$57,390	$133,932	$114,782
Interest Expense	27,881	18,737	51,803	37,804

Net Interest Income FTE Basis	$41,452	$38,653	$82,129	$76,978

Net interest income on an FTE basis increased $2.8 million or 7% in the second quarter of 2005 compared to the same period in 2004. On a year-to-date basis, net interest income on an FTE basis was also up 7% or $5.2 million. The increases for the three and six month periods were driven by increases in average loan volumes of 11% and 10%, respectively, and were partially offset by increases in interest expense of 49% and 37%, respectively.

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

As Table 1 indicates, the net interest spread declined 13 basis points to 3.22% in the second quarter of 2005 from 3.35% in the second quarter of 2004. The net interest margin was 3.54% in the second quarter of 2005, a decrease of six basis points from 3.60% in the second quarter of 2004.

As Table 2 indicates, the interest rate spread for the six months ended June 30, 2005 declined 12 basis points from 3.38% in the prior year period to 3.26%. The net interest margin decreased five basis points to 3.57% from 3.62% for the year-to-date periods ended June 30, 2005 and 2004, respectively.

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

Changes due to volume - In the second quarter of 2005, net interest income (FTE) increased due to average volume by $3.5 million when compared to the second quarter of 2004. This increase was comprised of a $5.3 million increase in interest income that was partially offset by a $1.8 million increase in interest expense.

The $5.3 million increase in interest income was driven by a $334 million or 11% increase in average loans and a $57 million or 5% increase in average investment securities. The growth in average loans came from an increase of $508 million in commercial lending driven mostly by the Branch Expansion. Average consumer loan balances declined $216 million compared to the prior year quarter, due to lower volumes of indirect automobile lending and the securitization of $159 million of indirect automobile loans in the second half of 2004, while 1-to-4 family real estate loans increased $42 million. The growth in average investment securities was primarily attributable to purchases of mortgage-backed and municipal securities as the Company continued to replace mortgage-related assets that experienced higher prepayment during the prior year period.

The increase in average loans and investment securities was funded by a $386 million or 13% increase in average bank-issued deposits. The increase in average bank-issued deposits was attributable to the Company’s Deposit Growth and Branch Expansion initiatives. Average wholesale funding decreased $17 million or 1%.

For the first six months of 2005, net interest income increased due to average volume by $6.6 million when compared to the same period in 2004. This was comprised of an increase of $10.1 million in interest income that was partially offset by a $3.5 million increase in interest expense. Average loans over this period increased $312 million or 10% while average securities increased $68 million or 6%. The growth in average loans occurred despite the sale of $159 million of indirect automobile loans during the last half of 2004. Average bank-issued deposits increased $306 million or 10% while average wholesale funding increased $62 million or 5%.

Changes due to rate - During the second quarter of 2005, net interest income (FTE) declined due to average rates by $675,000 when compared with the same quarter in 2004. This was comprised of a $7.4 million increase in interest expense that was reduced by a $6.7 million increase in interest income.

The yields for second quarter of 2005 on interest earning assets increased 59 basis points compared to the second quarter of 2004 due to a 71 basis point increase in the yield on average loans. The improved yields on loans were the result of increases in the prime rate as well as a higher proportion of variable rate loans in the portfolio compared to second quarter 2004. Fixed rate asset repricing, however, was negatively impacted by the flatter yield curve.

The rate paid for the second quarter of 2005 on average interest bearing liabilities increased 72 basis points, compared to second quarter of 2004, in response to increases in the federal funds rate (FED Funds). All categories of liabilities experienced increased rates, the largest being interest-bearing demand and savings accounts due to promotional deposit pricing as part of the Deposit Growth initiative.

For the first six months of 2005, net interest income declined due to average rates by $1.5 million. This was comprised of a $10.5 million increase in interest expense that was partially offset by a $9.0 million increase in interest income. The average rates paid on interest bearing liabilities increased by 53 basis points while the yield on earning assets increased by 41 basis points.

The Company expects its net interest margin to experience some modest compression in the near term. Among those factors that could cause margin and spread not to perform as anticipated by the Company include: greater and more frequent than anticipated changes in interest rates, including the impact of basis risk between various interest rate indices, changes in the shape of the yield curve, the effect of prepayments or renegotiated rates, increased price competition on both deposits and loans, promotional pricing on deposits, changes in the mix of earning assets and the mix of liabilities, including greater than anticipated use of wholesale sources to fund the Branch Expansion, and greater than expected loan delinquencies resulting in non-accrual status. The Company is asset sensitive over a one-year horizon, meaning that interest-earning assets are expected to re-price more quickly than interest-bearing liabilities.

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

The Provision was $3.5 million in the second quarter of 2005, an increase of $220,000 or 7% from $3.3 million in the second quarter of 2004. The increase was primarily due to higher statistical loss estimates for loan pools due to higher commercial loan balances and higher net charge-offs. Net charge-offs in the second quarter of 2005 were $4.0 million or 47 basis points of average loans on an annualized basis, compared to $3.5 million or 46 basis points of average loans during the same period in 2004.

For the six-month period ending June 30, 2005, the Provision declined $2.0 million, when compared to the first six months of 2004, reflecting lower specific loss estimates on individually reviewed credits and lower net charge offs. Net charge-offs were $6.5 million or 39 basis points of average loans on an annualized basis, for the six-month period ending June 30, 2005, compared to $6.8 million or 45 basis points of average loans during the same period in 2004.

Non-Interest Income

Total non-interest income is comprised primarily of fee-based revenues from trust and asset management, bank-related service charges on deposits and mortgage banking income. Net security gains or losses, gains on loan sales, increases in cash surrender value (CSV) and death benefits on BANK and Company owned life insurance (COLI), brokerage commission income and bankcard fee income are also included in this category.

Overview - Non-interest income, including net security gains, totaled $17.0 million in the second quarter of 2005, an increase of $189,000 or 1% from $16.8 million in the second quarter of 2004. The increase was attributable to a $1.0 million increase in COLI income, a $905,000 increase in service charges on deposits, $455,000 of net security gains and a $392,000 increase in bankcard and other customer service fees. These increases were mostly offset by decreases of $2.5 million and $431,000 in mortgage banking income and trust and asset management income, respectively.

On a year-to-date basis, non-interest income declined $872,000 to $33.5 million in 2005 compared to $34.4 million in 2004. Declines of $1.5 million, $858,000, $811,000 and $316,000 occurred in net security gains, mortgage banking income, trust and asset management income and gains on loan sales, respectively. These declines were partially offset by increases of $1.7 million in service charges on deposits and $833,000 in bankcard and other customer service fees.

Trust and asset management income - Trust and asset management income includes trust, investment management, and employee benefit recordkeeping and administration services. It also includes advisory and fund administration fees from the Vintage Mutual Funds and various public fund programs. Trust and asset management income, one of the Company’s largest sources of non-interest income, totaled $4.9 million in the second quarter of 2005, a decrease of $431,000 or 8% from $5.4 million in the second quarter of 2004. For the six-month period ended June 30, 2005, trust and asset management income declined $811,000 from $10.9 million in 2004 to $10.1 million. The declines, for both the quarter and year-to-date periods, were primarily attributable to changes in the mix of administered assets associated with the below benchmark investment performance of the Vintage equity funds, and migration to an open architecture platform. As noted above, Increasing Trust and Asset Management Income is a key initiative of the Company that is directed at reversing the declines.

As of June 30, 2005, total assets under administration were $4.5 billion, which includes $652 million in the Vintage Mutual Funds, compared to $4.4 billion and $929 million, respectively, as of June 30, 2004. At June 30, 2004, AMCORE Vintage Mutual Funds included $159 million of BANK customer deposits that were invested overnight in the funds. In addition to overall market performance, trust and asset management revenues are dependent upon the Company’s ability to attract and retain accounts, specific investment performance and other economic factors.

Service charges on deposits - Service charges on deposits totaled $5.9 million in the second quarter of 2005, a $905,000 or 18% increase over $5.0 million in the second quarter of 2004. For the first six months of 2005, service charges on deposits were $11.0 million, an increase of $1.7 million or 18% over the $9.4 million in the prior year period. Service charges on personal deposit accounts were the primary driver of the increases for both the quarter and year-to-date periods and were impacted by higher deposit balances resulting from the Company’s Deposit Growth initiative.

Mortgage banking income - Mortgage banking income includes fees generated from the underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans, net of origination costs, servicing rights amortization and impairment.

Mortgage banking income was $321,000 in the second quarter of 2005, a decrease of $2.5 million from the second quarter of 2004. The decrease included a $702,000 mortgage servicing rights impairment charge in the second quarter of 2005, compared to a $1.7 million mortgage servicing impairment valuation reversal for the same period in 2004. Excluding impairment charges and reversals, mortgage banking income declined $73,000 driven by a 21% decline in closings to $122 million in the second quarter of 2005, from $154 million in the second quarter of 2004.

For the first six months of 2005, mortgage banking income was $1.6 million on closings of $207 million, compared to $2.5 million on closings of $253 million for the first six months of 2004. Year-to-date 2005 included a $649,000 mortgage servicing rights impairment charge, compared to none in the 2004 year-to-date period. Adjusted for the 2005 impairment charge, mortgage banking income declined $209,000 over the comparable six-month periods, reflecting the decline in closings.

Declines in closings were expected, as rising mortgage interest rates led to decreased refinancing activity. However, the Company continues to focus on growth of new purchase mortgages with additional mortgage originators, primarily in the Branch Expansion markets. New purchase mortgages showed a modest 4% increase in the second quarter of 2005 from the same period a year ago. New purchase mortgage growth could be negatively affected by a number of factors beyond the Company’s control, including heightened competition, higher mortgage interest rates, declines in new housing construction and adverse regulatory developments. New purchase mortgage closings were $82 million or 67% of total closings in the second quarter of 2005, compared to $79 million or 51% of total closings in the same period a year ago.

As of June 30, 2005, the carrying value of AMCORE’s capitalized mortgage servicing rights was $12.4 million, net of the $702,000 impairment valuation allowance. This compares to $11.8 million at June 30, 2004 with no impairment valuation. The unpaid principal balance of mortgage loans serviced for others was $1.3 billion as of June 30, 2005, compared to $1.2 billion as of June 30, 2004. The net carrying value of the Company’s capitalized mortgage servicing rights, as a percentage of the unpaid principal balance of mortgage loans serviced for others, was 0.94% and 0.96% as of June 30, 2005 and 2004, respectively.

COLI income - COLI income totaled $1.6 million in the second quarter of 2005, a $1.0 million increase from $540,000 in the second quarter of 2004. The increase was primarily due to increases in the value of underlying variable return investments and a $350,000 downward adjustment in the second quarter of 2004 from a change in the carrier’s estimate of one policy’s CSV. Year-to-date in 2005, COLI income declined $241,000 or 9% to $2.5 million from $2.7 million in the prior year period. The decline was due to $737,000 received in death benefit payouts in the 2004 period partly offset by the $350,000 adjustment noted above. AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. As of June 30, 2005, the CSV of COLI was $130 million, compared to $121 million at June 30, 2004.

Other non-interest income - Brokerage commission income, bankcard fee income, gain on sale of loans, net security gains and other non-interest income totaled $4.3 million in the second quarter of 2005, a $1.2 million or 39% increase from the second quarter of 2004. The increase was attributable to higher net security gains, deposit-related fees, which includes bankcard fees and other customer fees, and gains on the sale of loans. The combined totals for the year-to-date periods ended June 30, 2005 and 2004 were $8.3 million and $8.9 million, respectively, a decline of $627,000 or 7%. The decline was primarily related to lower net security gains of $1.5 million and gains on the sale of loans.

Since January 1, 2004, merchants have been permitted to refuse signature-based debit card transactions. This could result in future reductions in interchange income that AMCORE receives on the debit cards that it issues. For second quarter 2005, the Company’s bankcard fee income increased $204,000 to $1.2 million from $1.0 million in second quarter 2004. For the six-month period ended June 30, 2005, bankcard fee income increased $427,000 to $2.3 million from $1.9 million for the same period in 2004. The increases were primarily due to a larger cardholder base, a benefit of both the Branch Expansion and Deposit Growth initiatives, and greater card utilization that have more than offset the rate reduction. While some merchants have altered their point-of-sale practices to discourage signature-based debit card transactions, and many merchants have been slow to refuse acceptance altogether, bankcard fee has remained relatively flat over the last four quarters.

Operating Expenses

Overview - Total operating expense was $36.8 million in the second quarter of 2005, an increase of $824,000 or 2%, from $36.0 million in the second quarter of 2004. For the first six months of 2005, operating expense was $73.0 million, an increase of $281,000 from $72.8 million in the same period in 2004. The quarter and year-to-date periods of 2005 include increases in personnel costs, net occupancy and equipment and advertising and business development expense. These increases are primarily due to the Branch Expansion and annual cost-of-living increases.

The efficiency ratio was 64.33% in the second quarter of 2005, compared to 66.09% for the same period in 2004. On a year-to-date basis, the efficiency ratio was 64.52% and 66.57% in 2005 and 2004, respectively. The efficiency ratio is calculated by dividing total operating expenses by revenues. Revenues are the sum of net interest income and non-interest income.

Personnel expense - Personnel expense, which includes compensation expense and employee benefits and is the largest component of operating expenses, was $22.0 million in the second quarter of 2005, an increase of $548,000 or 3% from $21.4 million in the second quarter of 2004. For the six month periods ending June 30, 2005 and 2004, personnel expense totaled $44.0 million and $43.8 million, respectively, an increase of $191,000. The increase for both the quarter and year-to-date periods was primarily due to the Branch Expansion and annual cost-of-living increases, partly offset by lower expense of a new long term incentive plan in 2005 compared to the prior year expense for two now expired long term incentive plans and lower employee health care costs.

Facilities expense - Facilities expense, which includes net occupancy expense and equipment expense, was $5.0 million in the second quarter of 2005, an increase of $282,000 or 6% compared to $4.7 million in the second quarter of 2004. For the six-month periods ending June 30, 2005 and 2004, facilities expense totaled $10.2 million and $9.7 million, respectively, an increase of $501,000 or 5%. Increases were primarily the result of Branch Expansion.

Data processing expense - Data processing expenses include costs related to core bank data processing, trust and other external processing systems. Data processing expense was $618,000 in the second quarter of 2005 compared to $567,000 in the second quarter of 2004, an increase of $51,000 or 9%. For the six-month periods ending June 30, 2005 and 2004, data processing expense totaled $1.3 million and $1.2 million, respectively, an increase of $174,000 or 15%. The increase was due to higher external processing costs for systems used by the trust and asset management segment and growth in internet banking.

Other operating expenses - Other operating expenses include professional fees, communication expense, advertising and business development expenses and other costs, and were a combined total of $9.2 million in the second quarter of 2005, a decrease of $57,000 or 1% from $9.3 million the second quarter of 2004. For the six-month periods ending June 30, 2005 and 2004, other operating expenses totaled $17.5 million and $18.1 million, respectively, a decline of $585,000 or 3%. The decline was primarily due to lower loan processing and collection costs associated with lower mortgage volumes and private equity investment impairment charges recorded in 2004, partly offset by higher advertising and business development expenses for Deposit Initiative promotions.

Income Taxes - Income tax expense was essentially flat at $4.8 million in the second quarters of 2005 and 2004. While there was an 11% increase in income before taxes in the second quarter of 2005, an increase in tax-exempt COLI and securities income helped to reduce income tax expense for the period. For the six month period ended June 30, 2005, income tax expense totaled $10.0 million, a $1.8 million or 22% increase over the $8.1 million in the same period of 2004. Income taxes were higher for the six-month period of 2005 over the same period of 2004 due to an increase in earnings before income tax.

The effective tax rates were 28.1% and 31.4% in the second quarters of 2005 and 2004, respectively, and were 29.1% and 28.5% for the six months ended June 30, 2005 and 2004, respectively. Effective tax rates are lower than the statutory tax rates due primarily to investments in tax-exempt municipal bonds and increases in CSV and death benefits on COLI that are tax exempt.

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

Total Segment results differ from consolidated results primarily due to inter-segment eliminations, certain corporate administration costs, and items not otherwise allocated in the management accounting process and treasury and investment activities. The impact of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and is included in the “Other” column of Note 11 of the Notes to Consolidated Financial Statements.

Commercial Banking

The Commercial Banking Segment (“Commercial”) provides commercial banking services to large and small business customers through the BANK’s full service branch and LBO locations. The services provided by this Segment include lending, business checking and deposits, treasury management and other traditional as well as electronic commercial banking services.

Overview - The Commercial Segment represented 74% and 58% of total Segment earnings in the second quarter of 2005 and 2004, respectively. For the six-month periods ended June 30, 2005 and 2004, the Commercial Segment represented 75% and 72%, respectively, of total Segment earnings. Commercial Segment total assets were $2.7 billion at June 30, 2005 and represented 52% of total consolidated assets. This compares to $2.2 billion and 46%, respectively, at June 30, 2004.

Commercial earnings for the second quarter of 2005 and 2004 were $7.0 million and $5.7 million, respectively, an increase of $1.2 million or 21%. Year-to-date earnings in 2005 were $14.0 million, compared to $12.0 million in the same period in 2004, an increase of $2.0 million or 16%. Higher net interest income reduced by higher non-interest expense and income taxes were the primary reasons for the increases for both the quarter and year-to-date periods.

Net interest income increased $3.8 million and $6.5 million for the three and six-month periods ended June 30, 2005, respectively, compared to the same periods in 2004. Both periods experienced increased interest income reduced by increased interest expense adjusted for net cost of fund allocations. The increase in interest income was attributable to higher average commercial loan volumes, primarily commercial real estate loans and higher yields on loans. The increased volumes are due in large part to the Branch Expansion. The increase in interest expense, as adjusted for net cost of fund allocations, was primarily due the increased funding needs associated with the loan growth combined with rising interest rates. The higher yields on loans and increased rates on deposits were both attributable to higher short-term interest rates, which have impacted new product (loans and deposits) pricing as well as the re-pricing of variable priced products.

Non-interest income increased $30,000 in the second quarter of 2005 when compared to the same period a year ago. On a year-to-date basis, non-interest income declined $200,000 primarily due to lower gains on the sale of SBA guaranteed loans compared to the prior year period.

The Provision was relatively flat at $2.4 million for the second quarters of 2005, and 2004, and increased $126,000 for the year-over-year periods. The increase in the year-to-date Provision was due to reduced allocations made in 2004 for loan concentrations, delinquencies and non-accrual loans; higher statistical loss estimates on loan pools; and increased net charge-offs that were partially offset by lower specific loss estimates.

Non-interest expense increased $1.9 million in the second quarter of 2005 compared to the second quarter of 2004. On a year-to-date basis, the increase was $3.0 million. The increases were largely due to increased Branch Expansion expenses and annual cost-of-living increases, particularly higher personnel costs, net occupancy expense and loan processing and collection expense.

Income taxes increased $679,000 and $1.3 million for the three and six-month periods of 2005, respectively, compared to the same periods in 2004 due to higher pre-tax earnings.

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

Overview - The Retail Segment represented 27% and 20% of total Segment earnings in the second quarter of 2005 and 2004, respectively. For the six-month periods ended June 30, 2005 and 2004, the Retail Segment represented 23% and 13%, respectively, of total Segment earnings. Retail Segment total assets were $654 million at June 30, 2005 and represented 13% of total consolidated assets, a decline from the prior year due to the securitization of $159 million of indirect automobile loans in the second half 2004. This compares to $838 million and 17% at June 30, 2004.

Retail earnings for the second quarter of 2005 were $2.6 million, an increase of $603,000 or 30% from the second quarter of 2004. Year-to-date earnings in 2005 were $4.4 million, compared to $2.2 million in the same period in 2004, an increase of $2.2 million or 97%. Increases for both the quarter and year-to-date periods were due to higher non-interest income, increased net interest income and lower Provision expense that were reduced by higher operating and income tax expenses.

Net interest income increased by $741,000 and $1.3 million for the three and six-month periods ended June 30, 2005, compared to the same periods in 2004. Both periods experienced increased funding credits on deposits generated due to Deposit Growth. These were partially offset by lower loan volumes and higher interest expense. Lower loan volumes were due to declines in indirect automobile lending and the securitization of $159 million of indirect automobile loans in the second half of 2004. The increase in interest expense was due to rising short-term interest rates and promotional deposit pricing as part of the Deposit Growth initiative.

Non-interest income increased $1.1 million and $1.6 million in the second quarter and year-to-date periods of 2005, respectively, when compared to the same periods a year ago. Increased deposit service charges contributed to the increase in both periods.

The Provision declined $295,000 during the second quarter of 2005 compared to a year ago, and decreased $2.7 million for the six months ended June 30, 2005 compared to the same period in 2004. The declines were primarily due to a decrease in net charge-offs. For the six-month period, reduced loan loss allocations associated with indirect automobile lending and the securitization of $159 million of indirect automobile loans in the second half of 2004 were also a contributing factor.

Non-interest expense increased $1.1 million in the second quarter of 2005 compared to the second quarter of 2004. On a year-to-date basis, the increase was $2.1 million. The increases were largely due to increased Branch Expansion expenses and annual cost-of-living increases, particularly increased personnel costs and occupancy and equipment expenses.

Income taxes increased $386,000 in second quarter of 2005 compared to the same period in 2004. Year-to-date in 2005, income taxes were $1.4 million higher than the prior year period. Taxes were higher for both the three and six-month periods due to increased pre-tax earnings.

Trust and Asset Management

The Trust and Asset Management Segment (“TAM”) provides trust, investment management, employee benefit recordkeeping and administration and brokerage services. It also acts as an advisor and provides fund administration to the Vintage Mutual Funds and various public fund programs.

Overview - The TAM Segment represented 4% and 6% of total segment earnings in the second quarter of 2005 and 2004, respectively. For the year-to-date periods in 2005 and 2004, total segment earnings were 4% and 7%, respectively. TAM Segment total assets were $17 million at June 30, 2005 and represented less than 1% of total consolidated assets. At June 30, 2004 TAM total assets were $18 million, also less than 1% of total consolidated assets.

TAM earnings for the second quarter of 2005 were $351,000, a decline of $221,000 or 39% from the second quarter of 2004. Year-to-date earnings in 2005 were $702,000, compared to $1.1 million in the same period in 2004, a decline of $443,000 or 39%. The decrease, for both the three and six-month periods, was due to lower non-interest income partially offset by lower income taxes and lower non-interest expenses.

Non-interest income declined $456,000 and $940,000 for the three month and six-month periods ended June 30, 2005, respectively, when compared to the same periods in 2004. Both the three and six-month declines were due to changes in the mix of administered assets associated with the below benchmark investment performance of the Vintage equity funds and a move to an open architecture platform. Lower brokerage commission income, primarily the result of lower annuity sales, also contributed to the decline in non-interest income for both periods.

Non-interest expense decreased $76,000 in the second quarter of 2005 compared to the second quarter of 2004. On a year-to-date basis, the decrease was $214,000. The decreases were due to lower personnel costs, occupancy and equipment, and advertising and business development expenses.

Income taxes decreased $146,000 and $261,000 for the three and six-month periods of 2005, respectively, compared to the same periods in 2004 due to lower pre-tax earnings.

It is expected that the transition of the Vintage Equity funds to Federated (see above discussion) will result in an annual reduction in earnings of approximately $0.02 to $0.03 per diluted share.

Mortgage Banking

The Mortgage Banking Segment (“Mortgage”) provides a variety of mortgage lending products to meet its customers’ needs. It sells the majority of the long-term, fixed-rate loans to the secondary market and continues to service most of the loans sold.

Overview - The Mortgage Segment represented a negative 5% and a negative 2% of total segment earnings in the second quarter and year-to-date periods of 2005, respectively, compared to 16% and 8% in the same periods of 2004. Mortgage Segment total assets were $252 million at June 30, 2005 and represented 5% of total consolidated assets. This compares to $255 million and 5% at June 30, 2004.

Mortgage earnings declined $2.1 million and $1.7 million for the three and six-month periods ended June 30, 2005, respectively, compared to the prior year periods. The declines were primarily due to lower net interest income and non-interest income, which was partially offset by lower income tax expense.

Net interest income declined by $819,000 and $1.8 million for the three and six-month periods ended June 30, 2005, compared to the same periods in 2004. The decline for both periods was due to lower held-for-sale loan closings and increased net cost of funds allocations. Declines in closings were expected, as rising mortgage interest rates led to decreased refinancing activity. However, the Company continues to focus on growth of new purchase mortgages with additional mortgage originators, primarily in the Branch Expansion markets. New purchase mortgages showed a modest 4% increase in the second quarter of 2005 from the same period a year ago. Higher cost of funds allocations were due to rising short-term interest rates.

Non-interest income includes fee generated from the underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans, net of origination costs, servicing rights amortization and impairment. Non-interest income decreased $2.2 million in the second quarter of 2005 when compared to the same period a year ago. On a year-to-date basis, non-interest income declined $800,000. The declines were primarily due to a $702,000 mortgage servicing rights impairment charge in the second quarter of 2005, compared to a $1.7 million impairment reversal in the comparable prior year period. Loan closings declined 21% and 18% for the second quarter and year-to-date periods of 2005, respectively, to $122 million and $206 million from the prior year periods.

The Provision increased $535,000 and $588,000, for the second quarter and year-to-date periods of 2005, respectively, when compared to the prior year periods. The increases in the Provision were primarily attributable to higher net charge-offs and higher specific loss estimates on certain individually reviewed loans.

Non-interest expense decreased $172,000 in the second quarter of 2005 compared to the second quarter of 2004. On a year-to-date basis, non-interest expense decreased $435,000. The decreases for both the three and six month periods were primarily due to lower loan processing and collection expenses and commissions, due to lower mortgage volumes.

Income taxes declined $1.3 million and $1.1 million for the three and six-month periods ended June 30, 2005, respectively, compared to the prior year periods due to a decline in pre-tax earnings.

BALANCE SHEET REVIEW

Total assets were $5.2 billion at June 30, 2005, an increase of $223 million or 5% from December 31, 2004. Total liabilities increased $210 million over the same period and stockholders’ equity increased $13 million. The following discusses changes in the major components of the Consolidated Balance Sheet since December 31, 2004.

Cash and Cash Equivalents - Cash and cash equivalents increased $11 million from December 31, 2004 to June 30, 2005, as the cash provided by financing activities of $203 million and by operating activities of $24 million exceeded the cash used for investing activities of $215 million.

Securities Available for Sale - Total securities available for sale as of June 30, 2005 were $1.2 billion, a decrease of $52 million or 4% from December 31, 2004. The decline was primarily attributable to agencies and mortgage-backed securities. At June 30, 2005 and December 31, 2004, the total securities available for sale portfolio comprised 24% and 27%, respectively, of total earning assets, including COLI. Among the factors affecting the decision to purchase or sell securities are the current assessment of economic and financial conditions, including the interest rate environment, the liquidity needs of the Company and its pledging obligations.

Mortgage and asset backed securities, as of June 30, 2005, totaled $861 million and represent 72% of total available for sale securities. The distribution of mortgage and asset backed securities includes $410 million of U.S. government-sponsored enterprise (GSE) mortgage-backed pass through securities, $450 million of GSE collateralized mortgage obligations and $17 million of private issue collateral mortgage obligations, all of which are rated AAA except for $10 million of securities rated B2.

The $1.2 billion of total securities available for sale includes gross unrealized gains of $8 million and gross unrealized losses of $10 million, of which the combined effect, net of tax, is included as accumulated other comprehensive income (OCI) in stockholders’ equity. At December 31, 2004, gross unrealized gains of $11 million and gross unrealized losses of $8 million were included in the securities available for sale portfolio. For further analysis of the securities available for sale portfolio, see Note 2 of the Notes to Consolidated Financial Statements.

Loans Held for Sale - At June 30, 2005, mortgage origination fundings awaiting delivery to the secondary market were $40 million, compared to $31 million at December 31, 2004. Residential mortgage loans are originated by the Mortgage Banking Segment, of which non-conforming adjustable rate, fixed-rate and balloon residential mortgages are normally retained by the BANK. The conforming adjustable rate, fixed-rate and balloon residential mortgage loans are sold in the secondary market to eliminate interest rate risk, as well as to generate gains on the sale of these loans and servicing income. Loans held for sale are recorded at the lower of cost or market value.

Loans - Loans represent the largest component of AMCORE’s earning asset base. At June 30, 2005, total loans were $3.5 billion, an increase of $213 million or 7% from December 31, 2004, and represented 71% of total earning assets, including COLI. Loan growth included the impact of the Branch Expansion. See Note 3 of the Notes to Consolidated Financial Statements.

Total commercial real estate loans, including real estate construction loans, increased $164 million or 9%, commercial, financial and agricultural loans increased $33 million, or 4%, and 1-4 family real estate loans increased $19 million or 5%. The increases were driven primarily by the Branch Expansion.

Deposits - Total deposits at June 30, 2005 were $4.0 billion, an increase of $281 million or 8% when compared to December 31, 2004, due to an increase of $291 million in bank-issued deposits which totaled $3.4 billion at the end of the second quarter of 2005. The increase in bank-issued deposits is attributable to the Deposit Growth initiative and Branch Expansion. Bank-issued deposits represent 85% and 83% of total deposits at June 30, 2005 and December 31, 2004, respectively.

Borrowings - Borrowings totaled $685 million at June 30, 2005 and were comprised of $523 million of short-term and $162 million of long-term borrowings. Comparable amounts at December 31, 2004 were $589 million and $165 million, for a combined decrease in borrowings of $69 million or 9%. See Notes 6 and 7 of the Notes to Consolidated Financial Statements.

AMCORE has $40 million of Trust Preferred securities outstanding through the Trust, of which $15 million are held by the BANK. These securities pay cumulative cash distributions semiannually at an annual rate of 9.35% and are redeemable from March 25, 2007 until March 25, 2017, at a declining premium of 104.675% to 100.0% of the principal amount. After March 25, 2017, they are redeemable at par until June 15, 2027, when redemption is mandatory. The $25 million net securities qualify as Tier 1 capital for regulatory purposes.

The parent company has a commercial paper placement agreement with an unrelated financial institution that provides for the issuance of non-rated short-term unsecured debt obligations at negotiated rates and terms, not to exceed $50 million. In the event the agent is unable to place the parent company’s commercial paper on a particular day, the proceeds are provided by overnight borrowings on a reciprocal line of credit with the same financial institution. At June 30, 2005 and December 31, 2004, there were no outstanding balances of commercial paper or overnight borrowings.

Stockholders’ Equity - Total stockholders’ equity at June 30, 2005 was $399 million, an increase of $13 million or 3% from December 31, 2004. The increase in stockholders’ equity was primarily due to a $16 million increase in retained earnings partly offset by a $3 million decline in OCI. The decline in OCI relates to changes in net unrealized gains and losses on the investment securities available for sale portfolio.

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

Auto loan sales - Structured as sales pursuant to SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the securitization of indirect automobile loans (the “Auto Loan Sales”) are a component of the Company’s liquidity and credit concentration risk management strategy. The Auto Loan Sales are also helpful as a capital management tool.

In the Auto Loan Sales, indirect automobile loan receivables are transferred to a multi-seller variable-interest entity (VIE). Since the Company is not the primary beneficiary of the VIE, consolidation is not required under the terms of FIN No. 46R, “Consolidation of Variable Interest Entities.” As a result, the net carrying amount of the loans is removed from the Company’s Consolidated Balance Sheets and certain retained residual interests are recorded. The Company’s retained interests are subordinate to the interests of investors in the VIE and are subject to prepayment risk, interest-rate risk and credit risk on the transferred auto loans. Neither the investors nor the VIE have any other recourse to the Company’s other assets for failure of automobile loan debtors to pay when due. The Company also retains the rights to service the loans that are sold.

As of June 30, 2005, the balance of automobile loans serviced and not included on the Company’s Consolidated Balance Sheets was $149 million and the carrying value of retained interests was $10 million.

The Company’s risk of loss attributable to credit and repayment is limited to carrying value of the retained interests. Neither the investors nor the securitization trust have any further recourse to the Company’s other assets. Interest rate risk could exceed the carrying value of the retained interests, but such a possibility is considered remote as of June 30, 2005. See Note 5 of the Notes to Consolidated Financial Statements.

Mortgage loan sales - The Company also originates mortgage loans that it sells to the secondary market. The Company typically retains the right to service the loans that are sold. As of June 30, 2005, the unpaid principal balance of mortgage loans serviced for others was $1.3 billion. These loans are not recorded on the Company’s Consolidated Balance Sheets. The Company, as of June 30, 2005 and in accordance with SFAS No 140, had recorded $12 million of capitalized mortgage servicing rights. This was net of a $702,000 impairment valuation as of June 30, 2005 compared to $53,000 at December 31, 2004. See Note 4 of the Notes to Consolidated Financial Statements.

Notional Amount of Derivatives - The Company uses derivative contracts to help manage its exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives used most often are interest rate swaps and caps (collectively “Interest Rate Derivatives”), mortgage loan commitments and forward contracts. Interest Rate Derivatives are contracts with a third-party (the “Counter-party”) to exchange interest payment streams based upon an assumed principal amount (the “Notional Principal Amount”). The Notional Principal Amount is not advanced from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams and is not recorded on the Company’s Consolidated Balance Sheets. AMCORE does not have any derivatives that are held or issued for trading purposes. The only credit risk exposure AMCORE has in connection with the interest rate derivatives is in relation to the credit of the Counter-parties, which all have investment grade credit ratings. All Counter-parties are expected to meet any outstanding interest payment obligations.

The total notional amount of swap contracts outstanding was $238 million as of June 30, 2005 compared to $219 million at December 31, 2004. As of June 30, 2005, swap contracts had an aggregate negative carrying and fair value of $2.5 million. This compares to a positive $286,000 carrying and fair value at December 31, 2004. For further discussion of derivative contracts, see Note 8 of the Notes to Consolidated Financial Statements.

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

At June 30, 2005, liabilities in the amount of $478,000, representing the value of the guarantee obligations associated with certain of the financial and standby letters of credit, had been recorded in accordance with FIN 45. These amounts are expected to be amortized into income over the lives of the commitments. The contractual amount of all letters of credit, including those exempted from the scope of FIN 45, was $200 million at June 30, 2005. See Note 9 of the Notes to Consolidated Financial Statements.

The carrying value of mortgage loan commitments recorded as an asset totaled $606,000 at June 30, 2005 compared to $222,000 at December 31, 2004. This amount represents the fair value of those commitments marked-to-market in accordance with SFAS 138, “Accounting for Derivative Instruments and Hedging Activities” and in accordance with Staff Accounting Bulletin No. 105. The total notional amount of mortgage loan commitments was $52 million at June 30, 2005. This compares to $28 million at December 31, 2004. See Note 8 of the Notes to Consolidated Financial Statements.

At June 30, 2005, the Company had extended $957 million in loan commitments other than the mortgage loan commitments and letters of credit described above, compared to $817 million at December 31, 2004. This amount represented the notional amount of the commitment. No asset or liability has been recorded.

Equity investments - The Company has a number of non-marketable equity investments that have not been consolidated in its financial statements. At June 30, 2005, these investments included $5 million in private equity fund investments that were reported under either the cost or equity method, depending on the percentage of ownership. Not included in the carrying amount were commitments to fund an additional $1 million at some future date. The Company also has recorded investments of $4 million and $24 million, respectively, in stock of the Federal Reserve Bank and the Federal Home Loan Bank (FHLB). These investments are recorded at amortized historical cost or fair value, as applicable, with income recorded when dividends are declared. During the first quarter of 2005, the Company sold its holdings of Freddie Mac preferred stock, recording a loss of $51,000.

Other investments, comprised of various affordable housing tax credit projects (AHTCP) and other community reinvestment act investments, totaled approximately $397,000 at June 30, 2005. Losses are limited to the remaining investment and there are no additional funding commitments on the AHTCPs. Those investments without guaranteed yields were reported on the equity method, while those with guaranteed yields were reported using the effective yield method. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus additional commitments.

Other investments - The Company also holds $1 million in a common security investment in the Trust, to which the Company has $41 million in long-term debt outstanding. The Trust, in addition to the $1 million in common securities issued to the Company, issued $40 million in preferred securities. The $40 million in preferred securities were issued to non-affiliated investors in 1997 and are redeemable beginning in 2007. The BANK acquired $15 million in preferred securities from one of the investors in 2002. The net $25 million in preferred securities qualifies as Tier 1 capital for regulatory purposes.

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

Fiduciary and agency - The Company’s subsidiaries also hold assets in a fiduciary or agency capacity that are not included in the Consolidated Financial Statements because they are not assets of the Company. Total assets managed or administered by the Company at June 30, 2005 were $4.5 billion and at December 31, 2004 were $4.4 billion.

Contractual Obligations

In the ordinary course of its business, the Company enters into certain contractual arrangements. These obligations include issuance of debt to fund operations, property leases and derivative transactions. During the first six months of 2005, the Company entered into two operating lease agreements. There are no residual value guarantees on these leases and no lease termination penalties or acceleration clauses. Other than these transactions, there were no material changes in the Company’s contractual obligations since the end of 2004. Amounts as of December 31, 2004 are listed in the following table:

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

ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

AMCORE’s credit risk is centered in its loan portfolio, which totaled $3.5 billion, or 71%, of earning assets, including COLI on June 30, 2005. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer’s failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration and borrower concentration.

The Company is also exposed to credit risk with respect to its $130 million investment in COLI. AMCORE manages this risk by diversifying its holdings among various carriers and by periodic internal credit reviews. All carriers have “Secure” ratings from A. M. Best that range from a low of “A” (Excellent) to “A++” (Superior).

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

The determination by management of the appropriate level of the Allowance amounted to $40.5 million at June 30, 2005, compared to $40.9 million at December 31, 2004. Decreases of $938,000 for specific loss estimates on certain individually reviewed loans, $454,000 in unallocated loss estimates, and $1.3 million for other loss estimates were mostly offset by increases of $2.2 million in statistical loss estimates on loan pools or pools based upon historical loss experience. Other loss estimates are based upon the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect the borrower’s ability to repay, and current economic and industry conditions. The decrease in other loss estimates was primarily attributable to improvement in the overall and local economies and reduced loan concentration concerns primarily related to improved credit quality and industry outlook for loans concentrated in the nonresidential building operators, truck, general farm portfolios, and health services industry.

At June 30, 2005, the Allowance as a percent of total loans and of non-accrual loans was 1.16% and 179%, respectively. These compare to the same ratios at December 31, 2004 of 1.25% and 136%. Net charge-offs were $6.5 million for the first six months of 2005, a decline of $370,000 from $6.8 million for the same period in 2004. This was 0.39% and 0.45% of annualized average loans for the year-to-date periods of 2005 and 2004, respectively. Declines in consumer/installment net charge-offs of $1.2 million were partially offset by increases in commercial loan net charge-offs of $684,000 and residential real estate net charge-offs of $180,000. Improvements in overall credit quality and the improving economy led to the declines in net charge-offs.

Non-performing Assets - Non-performing assets consist of non-accrual loans, loans 90 days past due and still accruing, foreclosed real estate and other repossessed assets. Non-performing assets totaled $29.0 million as of June 30, 2005, a decline of $8.9 million or 24% from $37.9 million at December 31, 2004 and increased $2.1 million or 8% from $26.9 million at June 30, 2004. The $8.9 million decrease since December 31, 2004 consisted of a $5.4 million decrease in non-performing loans, a $3.0 million decrease in foreclosed real estate, and a $566,000 decrease in other foreclosed assets. The decrease in non-performing loans consisted of a $7.5 million decrease in non-accrual loans partially offset by a $2.2 million increase in loans 90 days past due. The $2.1 million increase since June 30, 2004 consisted of a $5.2 million increase in non-performing loans partially offset by a $3.1 decline in foreclosed assets. Total non-performing assets represented 0.56%, 0.77% and 0.56% of total assets at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.

Non-accrual loan totals include a $7 million construction industry related credit that was added to non-accrual loans during the fourth quarter of 2004. The credit is in the process of workout and the Company has assigned a specific allocation to reflect an estimated impairment loss as of June 30, 2005. While the Company strives to reflect all known risk factors in its evaluation, the ultimate loss could differ materially from the current estimate. The Company expects the workout process to continue for the remainder of the calendar year 2005. See Item 7, Management’s Discussion And Analysis of Financial Condition And Results Of Operation, “Critical Accounting Estimates,” included in the Company’s Form 10-K Annual Report for the year ended December 31, 2004, for a discussion of the judgments and assumptions that are most critical in determining the adequacy of the Allowance.

In addition to the amount of non-accruing and delinquent loans over 90 days past due, management is aware that other possible credit problems of borrowers may exist. Credits are considered substandard assets due to either less than satisfactory performance history, lack of borrower’s sound worth or paying capacity, or inadequate collateral. Loans classified as substandard are monitored accordingly. As of June 30, 2005 and December 31, 2004, there were $1.3 million and $11.4 million, respectively, in this risk category that were 60 to 89 days delinquent and $954,000 and $2.1 million, respectively, that were 30 to 59 days past due. In addition, as of June 30, 2005 and December 31, 2004, respectively, there were $14.6 million and $18.2 million of loans that were current, but had loss allocations of $3.2 million and $6.3 million.

Concentration of Credit Risks – As previously discussed, AMCORE strives to maintain a diverse loan portfolio in an effort to minimize the effect of credit risk. Summarized below are the characteristics of classifications that exceed 10% of total loans.

Commercial, financial, and agricultural loans were $798 million at June 30, 2005, and comprised 23% of gross loans, of which 0.95% were non-performing. Annualized net charge-offs of commercial loans during the first six months of 2005 represented 0.46% of the average balance of the category. There were no loan concentrations within this category in excess of 10% of total loans.

Commercial real estate and construction loans were $1.9 billion at June 30, 2005, comprising 56% of gross loans, of which 0.78% were classified as non-performing. Annualized net charge-offs of construction and commercial real estate loans during the first six months of 2005 represented 0.33% of the average balance of the category. This category included $450 million of loans to nonresidential building operators, which was 17% of total loans and $283 million of loans to residential building operators, which was 11% of total loans. There were no other loan concentrations within this category that exceeded of 10% of total loans.

Residential real estate loans, which include home equity and permanent residential financing, totaled $432 million at June 30, 2005, and represented 12% of gross loans, of which 0.68% were non-performing. Annualized net charge-offs of residential real estate in the first six months of 2005 loans represented 0.22% of the average balance in this category.

Installment and consumer loans were $314 million at June 30, 2005, and comprised 9% of gross loans, of which 0.30% were non-performing. Annualized net charge-offs of consumer loans in the first six months of 2005 represented 0.79% of the average balance of the category. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $246 million at June 30, 2005. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of consumer credit.

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

Overall liquidity increased during the second quarter of 2005, as non-core funding declined $79 million, which includes a decrease in borrowings of $69 million and a decrease of $10 million in wholesale deposits. Non-core funding represented 25% of total assets as of June 30, 2005 compared to 28% at December 31, 2004. The Company remains confident of its ability to meet and manage its short and long-term liquidity needs.

Investment securities portfolio – Scheduled maturities of the Company’s investment securities portfolio and the prepayment of mortgage and asset backed securities represent a significant source of liquidity. Approximately $6 million, or 0.5%, of the securities portfolio will contractually mature during the remainder of 2005. This does not include mortgage and asset backed securities since their payment streams may differ from contractual maturities because borrowers may have the right to prepay obligations, typically without penalty.

Loans - Funding of loans is the most significant liquidity need, representing 68% of total assets as of June 30, 2005. Since December 31, 2004, loans increased $213 million. Loans held for sale, which represents mortgage origination funding awaiting delivery to the secondary market, increased $9 million since December 31, 2004. The scheduled repayments and maturities of loans represent a substantial source of liquidity. Loan growth from same-store and Branch Expansion continue to be the greatest liquidity need of the Company.

Bank-issued deposits – Bank-issued deposits typically are the most cost-effective and reliable source of liquidity for the Company. Since December 31, 2004, bank-issued deposits increased $291 million. The increase in bank-issued deposits was primarily due to the Deposit Growth initiative and Branch Expansion.

Branch expansion - The Company’s Branch Expansion strategy poses the greatest challenge to short and long-term liquidity. The Branch Expansion has required, and will continue to require, other sources of liquidity to fund the expected loan growth net of expected deposit growth and the remaining $69 million capital investment. Through June 30, 2005, Branch Expansion has required the funding of $1.2 billion in loans while generating $614 million in deposits.

Parent company – In addition to the overall liquidity needs of the consolidated Company, the parent company requires adequate liquidity to pay its expenses, repay debt when due and pay stockholder dividends. Liquidity is primarily provided to the parent through the BANK and other subsidiaries in the form of dividends and through commercial paper borrowings. In the first six months of 2005, dividends from subsidiaries amounted to $17 million, compared to $15 million in the same period a year ago.

Other sources of liquidity - As of June 30, 2005, other sources of readily available liquidity totaled $898 million and included $167 million of FED Funds lines, unused collateral sufficient to support $407 million in Federal Reserve Bank discount window advances, $212 million of unpledged debt investment securities, $50 million of unused commercial paper and backup line of credit borrowings and $62 million of FHLB advances. The Company also has capacity, over time, to place brokered CDs as a source of mid- to long-term liquidity. The BANK’s indirect auto portfolio, which at June 30, 2005 was $246 million, is a potential source of liquidity through additional Auto Loan Sales, but declining volumes and aging of the portfolio decreases the likelihood that the remaining portfolio would meet the eligibility criteria established by the securitization trust. The Bank also has a home equity portfolio of $218 million. Certain of these loans could also be packaged and securitized but the Bank has no current plans to do so.

Other uses of liquidity – At June 30, 2005, other potential uses of liquidity totaled $1.2 billion and included $957 million in commitments to extend credit, $52 million in residential mortgage commitments primarily for sale to the secondary market, and $200 million in letters of credit. At December 31, 2004, these amounts totaled $1.0 billion.

Capital Management

Total stockholders’ equity at June 30, 2005, was $399 million, an increase of $13 million or 3% from December 31, 2004. The increase in stockholders’ equity was primarily due to $16 million in retained earnings partially offset by a $3 million decline in OCI. The decline in OCI relates to changes in net unrealized gains and losses on the investment securities available for sale portfolio.

AMCORE paid $8.5 million of cash dividends during the first six months of 2005, which represent $0.34 per share, or a dividend payout ratio of 35%. The book value per share increased $0.51 per share to $16.08 at June 30, 2005 from $15.57 at December 31, 2004.

The Company does not have a formally announced Repurchase Program in place at this time, however, the Company does repurchase shares in open-market transactions in accordance with Exchange Act Rule 10b-18 through a limited group of brokers. These repurchases are used to replenish the Company’s Treasury Stock for re-issuances related to stock options and other employee benefit plans. Also included in the repurchased shares are direct repurchases from participants related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. During the first six months of 2005, the Company purchased 47,100 shares in open-market transactions at an average price of $29.10 per share.

AMCORE has outstanding $41 million of capital securities through the Trust. Of the $41 million, $25 million qualifies as Tier 1 capital for regulatory capital purposes, which is the $41 million reduced by the $1 million of common equity securities owned by the Company and the $15 million of preferred securities that were acquired by the BANK in 2002. Pursuant to regulations recently issued by the Federal Reserve Board, the capital securities are expected to continue to qualify as Tier 1 Capital.

AMCORE’s total risk-based capital at 11.16%, its Tier 1 capital at 10.15% and its leverage ratio at 8.08%; all significantly exceed the regulatory minimums (as the following table indicates), as of June 30, 2005. The BANK, whose ratios are not presented below, is considered a “well-capitalized” institution based on regulatory guidelines.

	June 30, 2005		December 31, 2004		June 30, 2004
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets)	$449,285	11.16%	$434,207	11.39%	$420,453	11.61%
Total Capital Minimum	322,067	8.00%	305,058	8.00%	289,695	8.00%

Amount in Excess of Regulatory Minimum	$127,218	3.16%	$129,149	3.39%	$130,758	3.61%

Tier 1 Capital (to Risk Weighted Assets)	$408,802	10.15%	$393,138	10.31%	$377,223	10.42%
Tier 1 Capital Minimum	161,033	4.00%	152,529	4.00%	144,848	4.00%

Amount in Excess of Regulatory Minimum	$247,769	6.15%	$240,609	6.31%	$232,375	6.42%

Tier 1 Capital (to Average Assets)	$408,802	8.08%	$393,138	8.03%	$377,223	8.10%
Tier 1 Capital Minimum	202,296	4.00%	195,908	4.00%	186,311	4.00%

Amount in Excess of Regulatory Minimum	$206,506	4.08%	$197,230	4.03%	$190,912	4.10%

Risk adjusted assets	$4,025,837		$3,813,223		$3,621,192

Average assets	$5,057,412		$4,897,693		$4,657,776

TABLE 1

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	For the Three Months ended June 30,
	2005			2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$1,234,262	$14,170	4.59%	$1,177,696	$13,059	4.44%
Short-term investments	9,127	69	3.04%	7,226	13	0.74%
Loans held for sale (3)	24,457	649	10.62%	44,252	765	6.92%
Commercial	755,104	12,005	6.38%	742,460	9,953	5.39%
Commercial real estate	1,913,179	30,698	6.44%	1,417,519	19,307	5.48%
Residential real estate	432,613	6,512	6.03%	390,653	5,386	5.53%
Consumer	316,595	5,230	6.63%	532,592	8,907	6.73%

Total loans (1) (4)	$3,417,491	$54,445	6.39%	$3,083,224	$43,553	5.68%

Total interest-earning assets	$4,685,337	$69,333	5.93%	$4,312,398	$57,390	5.34%
Allowance for loan losses	(41,620)			(44,660)
Non-interest-earning assets	419,579			408,624

Total assets	$5,063,296			$4,676,362

Liabilities and Stockholders’ Equity:
Interest-bearing demand & savings deposits	$1,725,678	$7,781	1.81%	$1,360,003	$2,787	0.82%
Time deposits	1,107,470	8,084	2.93%	1,123,071	6,984	2.50%

Total Bank issued interest-bearing deposits	$2,833,148	$15,865	2.25%	$2,483,074	$9,771	1.58%
Wholesale deposits	624,886	5,693	3.65%	550,291	3,705	2.71%
Short-term borrowings	505,468	3,847	3.05%	577,063	2,977	2.07%
Long-term borrowings	164,223	2,476	6.05%	184,297	2,284	4.98%

Total interest-bearing liabilities	$4,127,725	$27,881	2.71%	$3,794,725	$18,737	1.99%
Non-interest bearing deposits	485,796			449,694
Other liabilities	60,129			58,010
Realized Stockholders’ Equity	395,607			371,003
Other Comprehensive Income	(5,961)			2,930

Total Liabilities & Stockholders’ Equity	$5,063,296			$4,676,362

Net Interest Income (FTE)		$41,452			$38,653

Net Interest Spread (FTE)			3.22%			3.35%

Interest Rate Margin (FTE)			3.54%			3.60%

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35%. FTE adjustments totaled $1.2 million in 2005 and $1.0 million in 2004.

(2)	The average balances of the securities are based on amortized historical cost.

(3)	The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.

(4)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $651,000 and $808,000 for 2005 and 2004, respectively.

TABLE 2

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	For the Six Months ended June 30,
	2005			2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$1,233,011	$28,391	4.61%	$1,164,875	$26,594	4.57%
Short-term investments	7,011	100	2.88%	7,461	32	0.87%
Loans held for sale (3)	22,777	1,051	9.23%	35,125	1,479	8.42%
Loans:
Commercial	737,258	22,736	6.22%	736,848	20,113	5.49%
Commercial real estate	1,881,200	58,667	6.29%	1,393,575	37,546	5.42%
Residential real estate	428,377	12,654	5.93%	381,627	10,715	5.63%
Consumer	318,130	10,333	6.55%	541,384	18,303	6.80%

Total loans (1) (4)	$3,364,965	$104,390	6.25%	$3,053,434	$86,677	5.71%

Total interest-earning assets	$4,627,764	$133,932	5.82%	$4,260,895	$114,782	5.41%
Allowance for loan losses	(41,845)			(44,028)
Non-interest-earning assets	418,022			403,818

Total assets	$5,003,941			$4,620,685

Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$1,644,789	$13,109	1.61%	$1,376,269	$5,817	0.85%
Time deposits	1,104,349	15,396	2.81%	1,106,913	14,307	2.60%

Total Bank issued interest-bearing deposits	$2,749,138	$28,505	2.09%	$2,483,182	$20,124	1.63%
Wholesale deposits	634,754	11,029	3.50%	532,910	7,296	2.75%
Short-term borrowings	529,190	7,373	2.81%	550,611	5,705	2.08%
Long-term borrowings	165,549	4,896	5.96%	183,906	4,679	5.12%

Total interest-bearing liabilities	$4,078,631	$51,803	2.56%	$3,750,609	$37,804	2.03%
Non-interest bearing deposits	475,183			435,218
Other liabilities	61,505			56,002
Realized Stockholders’ Equity	391,580			371,529
Other Comprehensive Income	(2,958)			7,327

Total Liabilities & Stockholders’ Equity	$5,003,941			$4,620,685

Net Interest Income (FTE)		$82,129			$76,978

Net Interest Spread (FTE)			3.26%			3.38%

Interest Rate Margin (FTE)			3.57%			3.62%

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35%. FTE adjustments totaled $2.4 million in 2005 and $2.1 million in 2004.

(2)	The average balances of the securities are based on amortized historical cost.

(3)	The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.

(4)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $1.3 million and $1.5 million for 2005 and 2004 respectively.

TABLE 3

ANALYSIS OF QUARTER-TO-QUARTER CHANGES IN NET INTEREST INCOME

	For the Three Months ended June 30, 2005/2004
	Increase/(Decrease) Due to Change in		Total Net Increase (Decrease)
	Average Volume	Average Rate
	(in thousands)
Interest Income:
Investment securities	$640	$471	$1,111
Short-term investments	5	51	56
Loans held for sale	(426)	310	(116)
Commercial	175	1,877	2,052
Commercial real estate	7,594	3,797	11,391
Residential real estate	610	516	1,126
Consumer	(3,547)	(130)	(3,677)

Total loans	5,059	5,833	10,892

Total Interest-Earning Assets	$5,259	$6,684	$11,943

Interest Expense:
Interest-bearing demand and savings deposits	$917	$4,077	$4,994
Time deposits	(97)	1,197	1,100

Total Bank issued interest-bearing deposits	1,533	4,561	6,094
Wholesale deposits	556	1,432	1,988
Short-term borrowings	(405)	1,275	870
Long-term borrowings	(266)	458	192

Total Interest-Bearing Liabilities	$1,785	$7,359	$9,144

Net Interest Income (FTE)	$3,474	$(675)	$2,799

The above analysis shows the changes in interest income (tax equivalent “FTE”) and interest expense attributable to volume and rate variances.

The change in interest income (tax equivalent) due to both volume and rate have been allocated to volume and rate changes in proporation to the relationship of the absolute dollar amounts of the change in each.

TABLE 4

ANALYSIS OF YEAR-TO-DATE CHANGES IN NET INTEREST INCOME

	For the Six Months ended June 30, 2005/2004
	Increase/(Decrease) Due to Change in		Total Net Increase (Decrease)
	Average Volume	Average Rate
	(in thousands)
Interest Income:
Investment securities	$1,567	$230	$1,797
Short-term investments	(2)	70	68
Loans held for sale	(559)	131	(428)

Loans:
Commercial	11	2,612	2,623
Commercial real estate	14,473	6,648	21,121
Residential real estate	1,346	593	1,939
Consumer	(7,321)	(649)	(7,970)

Total loans	9,137	8,576	17,713

Total Interest-Earning Assets	$10,126	$9,024	$19,150

Interest Expense:
Interest-bearing demand and savings	$1,310	$5,982	$7,292
Time deposits	(34)	1,123	1,089

Total Bank issued interest-bearing deposits	2,301	6,080	8,381
Wholesale deposits	1,538	2,195	3,733
Short-term borrowings	(231)	1,899	1,668
Long-term borrowings	(500)	717	217

Total Interest-Bearing Liabilities	$3,513	$10,486	$13,999

Net Interest Income (FTE)	$6,613	$(1,462)	$5,151

The above table shows the changes in interest income on a fully tax equivalent (“FTE”) basis and interest expense attributable to volume and rate variances.

The change in interest income (FTE) due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

TABLE 5

ASSET QUALITY

The components of non-performing loans and foreclosed assets at June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005	December 31, 2004
	(in thousands)
Impaired loans:
Non-accrual loans
Commercial	$4,126	$1,816
Real estate	12,053	20,380
Other non-performing:
Non-accrual loans (1)	6,447	7,952
Loans 90 days or more past due and still accruing	4,008	1,848

Total non-performing loans	$26,634	$31,996

Foreclosed assets:
Real estate	1,959	4,940
Other	357	923

Total foreclosed assets	$2,316	$5,863

Total non-performing assets	$28,950	$37,859

Troubled debt restructurings	$13	$14

(1)	These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

An anaylsis of the allowance for loan losses for the periods ended June 30, 2005 and 2004 is presented below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	($ in thousands)		($ in thousands)
Balance at beginning of period	$40,954	$43,475	$40,945	$42,115
Charge-Offs:
Commercial, financial and agricultural	679	2,162	2,101	4,353
Real estate - Commercial	2,532	608	3,207	1,049
Real estate - Residential	423	202	554	384
Installment and consumer	736	1,452	1,883	3,496
Direct leases	49	—	49	4

	4,419	4,424	7,794	9,286
Recoveries:
Commercial, financial and agricultural	150	257	465	1,251
Real estate - Commercial	10	60	118	63
Real estate - Residential	30	85	95	105
Installment and consumer	248	495	644	1,023
Direct leases	—	—	—	2

	438	897	1,322	2,444
Net Charge-Offs	3,981	3,527	6,472	6,842
Provision charged to expense	3,502	3,282	6,002	7,957

Balance at end of period	$40,475	$43,230	$40,475	$43,230

Ratio of net-charge-offs during the period to average loans outstanding during the period (1)	0.47%	0.46%	0.39%	0.45%

(1)	On an annualized basis.

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

While AMCORE manages other risks in its normal course of operations, such as credit and liquidity risk, it considers interest-rate risk to be its most significant market risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of AMCORE’s business activities and operations. In addition, since AMCORE does not hold a trading portfolio, it is not exposed to significant market risk from trading activities. During the first six months of 2005, there were no material changes in AMCORE’s primary market risk exposures. Based upon current expectations, no material changes are anticipated in the future in the types of market risks facing AMCORE.

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

Based upon an immediate increase in interest rates of 100 basis points and no change in the slope of the yield curve, the potential increase in net interest income for the twelve month period beginning July 1, 2005 would be approximately $1.6 million or 0.94% of base forecasted net interest income. This analysis assumes no growth in assets or liabilities and replacement of maturing instruments with like-kind instruments. At the end of 2004, comparable assumptions would have resulted in a potential decrease in 2005 net interest income of $934,000 or 0.55%. Thus, AMCORE’s earnings at risk for rising rates has decreased since the end of 2004, as the Company moved from a slightly liability sensitive position to an asset sensitive position.

Conversely, an immediate decrease in interest rates of 100 basis points and no change in the slope of the yield curve would result in a potential decrease in net interest income for the twelve month period beginning July 1, 2005 would be approximately $6.9 million or 4.08% of base forecasted net interest income. At the end of 2004, a similar decrease in rates would have resulted in a potential decrease in net interest income of $3.2 million or 1.91%. AMCORE’s sensitivity to declining interest rates has increased since the end of 2004. Factors that contribute to the continued negative sensitivity to declining interest rates include the negative convexity of the mortgage-backed products, extended guaranteed rates on special deposit promotions, and the larger volume of floating rate commercial loans.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	none

(b)	none

(c)	The following table presents information relating to all Company repurchases of common stock during the second quarter of 2005:

Issuer Purchases of Equity Securities

Period	(a) Total # of Shares Purchased	(b) Average Price Paid per Share	(c) Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum # (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2005	9,459	$26.50	0	0
May 1 – 31, 2005	1,908	26.00	0	0
June 1 – 30, 2005	—	—	0	0

Total	11,367	$26.42	0	0

The Company does not have a formally announced Repurchase Program in place at this time, however, the Company does repurchase shares in open-market transactions in accordance with Exchange Act Rule 10b-18 through a limited group of brokers. These repurchases are used to replenish the Company’s Treasury Stock for re-issuances related to stock options and other employee benefit plans. Included in the repurchased shares above are direct repurchases from participants related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. Also included are 9,076 shares tendered to effect stock option exercise transactions.

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)	AMCORE Financial, Inc. 2005 Annual Meeting of Stockholders was held on May 3, 2005.

(c)	Matters voted upon at the Annual Meeting of Stockholders:

Proxies were solicited by AMCORE Financial, Inc. management for the purpose of electing three Class I directors. The following individuals were elected as directors:

Class	Name	Votes For	Votes Withheld	Term Expiration
I	John A. Halbrook	21,194,998	375,197	2008
I	Frederick D. Hay	20,384,621	1,185,574	2008
I	Steven S. Rogers	20,833,668	736,527	2008

Proxies were solicited by AMCORE Financial, Inc. management to ratify the appointment of KPMG LLP as independent auditors. The appointment of KPMG LLP was ratified via 21,122,765 votes for, 384,571 votes against and 62,859 votes abstaining the ratification of the appointment.

Proxies were solicited by AMCORE Financial, Inc. management to approve the AMCORE Financial, Inc. 2005 Stock Award and Incentive Plan. The Plan was approved via 10,655,713 votes for, 7,372,663 votes against and 272,921 votes abstaining. The broker non-vote on the Plan was 3,268,898 shares.

ITEM 6. Exhibits

3	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

3.1	By-laws of AMCORE Financial, Inc., as amended February 11, 2004. (Incorporated by reference to Exhibit 3.2 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2003).

10	Agreement by and between AMCORE Bank, N.A. and the Office of the Comptroller of the Currency, dated May 31, 2005 (Incorporated by reference to the Current Report on Form 8-K filed by the Company on May 31, 2005).

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCORE FINANCIAL, INC.

Date: August 9, 2005

	By:	/s/ JOHN R. HECHT
John R. Hecht
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

3.1	By-laws of AMCORE Financial, Inc., as amended February 11, 2004. (Incorporated by reference to Exhibit 3.2 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2003).

10	Agreement by and between AMCORE Bank, N.A. and the Office of the Comptroller of the Currency, dated May 31, 2005 (Incorporated by reference to the Current Report on Form 8-K filed by the Company on May 31, 2005).

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.