Form 10-Q
period 2005-09-30
AMCORE FINANCIAL INC
filed 2005-11-09
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The number of shares outstanding of the registrant’s common stock, par value $0.22 per share, at October 31, 2005 was 24,827,368 shares.

AMCORE Financial, Inc.

Form 10–Q Table of Contents

PART I. ITEM 1: Financial Statements

AMCORE Financial, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

			September 30, 2005	December 31, 2004
			(in thousands, except share data)
ASSETS
Cash and cash equivalents			$141,996	$117,072
Interest earning deposits in banks and fed funds sold			5,393	361
Loans held for sale			38,612	30,634
Securities available for sale, at fair value			1,194,922	1,249,250
Gross loans			3,598,866	3,278,800
Allowance for loan losses			(39,975)	(40,945)

Net loans			$3,558,891	$3,237,855
Company owned life insurance			131,004	123,743
Premises and equipment, net			84,740	85,320
Goodwill			15,575	15,575
Foreclosed real estate, net			1,879	4,940
Other assets			80,105	75,738

TOTAL ASSETS			$5,253,117	$4,940,488

LIABILITIES
Deposits:
Noninterest bearing deposits			$501,915	$479,079
Interest bearing demand deposits			1,818,467	1,520,382
Time deposits			1,186,582	1,113,933

Total bank issued deposits			$3,506,964	$3,113,394
Wholesale deposits			589,112	621,297

Total deposits			$4,096,076	$3,734,691
Short-term borrowings			516,765	589,158
Long-term borrowings			169,963	165,018
Other liabilities			70,775	65,043

TOTAL LIABILITIES			$4,853,579	$4,553,910

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued			$—	$—
Common stock, $0.22 par value; authorized 45,000,000 shares;
	September 30, 2005	December 31, 2004
Issued	29,929,344	29,904,068
Outstanding	24,829,836	24,820,745	6,649	6,643
Treasury stock	5,099,508	5,083,323	(103,287)	(102,832)
Additional paid-in capital			73,973	74,102
Retained earnings			431,183	407,045
Deferred compensation			(336)	(273)
Accumulated other comprehensive (loss) income			(8,644)	1,893

TOTAL STOCKHOLDERS’ EQUITY			$399,538	$386,578

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY			$5,253,117	$4,940,488

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$59,273	$45,550	$163,313	$131,992
Interest on securities:
Taxable	$10,903	$11,070	$33,358	$32,479
Tax-exempt	1,821	1,803	5,679	5,173

Total Income on Securities	$12,724	$12,873	$39,037	$37,652

Interest on federal funds sold and other short-term investments	$82	$16	$164	$47
Interest and fees on loans held for sale	746	706	1,797	2,185
Interest on deposits in banks	8	1	26	2

Total Interest Income	$72,833	$59,146	$204,337	$171,878

INTEREST EXPENSE
Interest on deposits	$24,581	$14,865	$64,115	$42,285
Interest on short-term borrowings	4,553	3,537	11,926	9,242
Interest on long-term borrowings	2,595	2,313	7,491	6,992

Total Interest Expense	$31,729	$20,715	$83,532	$58,519

Net Interest Income	$41,104	$38,431	$120,805	$113,359
Provision for loan losses	4,462	2,830	10,464	10,787

Net Interest Income After Provision for Loan Losses	$36,642	$35,601	$110,341	$102,572

NON-INTEREST INCOME
Trust and asset management income	$4,853	$5,017	$14,933	$15,908
Service charges on deposits	6,410	5,388	17,444	14,757
Mortgage banking income	1,588	321	3,180	2,771
Company owned life insurance income	1,479	1,346	3,947	4,055
Brokerage commission income	575	721	2,052	2,363
Bankcard fee income	1,261	1,111	3,597	3,020
Gain on sale of loans	162	1,214	458	1,826
Other	2,968	1,550	6,775	4,420

Non-Interest Income, Excluding Net Security (Losses) Gains	$19,296	$16,668	$52,386	$49,120
Net security (losses) gains	(1)	250	403	2,164

Total Non-Interest Income	$19,295	$16,918	$52,789	$51,284

OPERATING EXPENSES
Compensation expense	$18,115	$17,250	$53,023	$51,559
Employee benefits	4,500	3,876	13,626	13,410
Net occupancy expense	2,657	2,408	7,960	7,300
Equipment expense	3,012	2,237	7,921	7,056
Data processing expense	718	580	2,043	1,731
Professional fees	1,071	1,102	3,149	3,128
Communication expense	1,230	1,155	3,519	3,405
Advertising and business development	1,624	1,634	5,011	4,554
Other	5,182	4,707	14,893	15,561

Total Operating Expenses	$38,109	$34,949	$111,145	$107,704

Income Before Income Taxes	$17,828	$17,570	$51,985	$46,152
Income taxes	5,245	5,230	15,195	13,379

Net Income	$12,583	$12,340	$36,790	$32,773

EARNINGS PER COMMON SHARE
Basic	$0.51	$0.50	$1.48	$1.31
Diluted	$0.50	$0.49	$1.47	$1.30
DIVIDENDS PER COMMON SHARE	$0.17	$0.17	$0.51	$0.51
AVERAGE COMMON SHARES OUTSTANDING
Basic	24,823	24,809	24,811	25,002
Diluted	25,138	25,078	25,079	25,294

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except share data)
Balance at December 31, 2003	$6,625	$(91,812)	$73,862	$378,305	$(353)	$8,957	$375,584

Comprehensive Income (Loss):
Net Income	—	—	—	32,773	—	—	32,773
Reclassification of gains on hedging activities to earnings	—	—	—	—	—	(909)	(909)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	354	354

Net effect of hedging activities	—	—	—	—	—	(555)	(555)

Net unrealized holding losses on securities available for sale arising during the period	—	—	—	—	—	(209)	(209)
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(2,164)	(2,164)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	900	900

Net unrealized losses on securities available for sale	—	—	—	—	—	(1,473)	(1,473)

Comprehensive Income (Loss)				32,773	—	(2,028)	30,745
	—	—	—
Cash dividends on common stock - $0.51 per share	—	—	—	(12,737)	—	—	(12,737)
Purchase of 816,747 shares for the treasury	—	(23,418)	—	—	—	—	(23,418)
Deferred compensation expense and other	3	—	106	—	136	—	245
Reissuance of 494,455 treasury shares for incentive plans	—	12,756	(1,113)	—	(60)	—	11,583
Issuance of 57,598 common shares for Employee Stock Plan	13	—	1,169	—	—	—	1,182

Balance at September 30, 2004	$6,641	$(102,474)	$74,024	$398,341	$(277)	$6,929	$383,184

Balance at December 31, 2004	$6,643	$(102,832)	$74,102	$407,045	$(273)	$1,893	$386,578

Comprehensive Income (Loss)
Net Income	—	—	—	36,790	—	—	36,790
Net unrealized holding losses on securities available for sale arising during the period	—	—	—	—	—	(16,609)	(16,609)
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(403)	(403)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	6,475	6,475

Net unrealized losses on securities available for sale	—	—	—	—	—	(10,537)	(10,537)

Comprehensive Income (Loss)	—	—	—	36,790	—	(10,537)	26,253
Cash dividends on common stock - $0.51 per share	—	—	—	(12,652)	—	—	(12,652)
Purchase of 188,728 shares for the treasury	—	(5,583)	—	—	—	—	(5,583)
Deferred compensation expense and other	—	—	516	—	157	—	673
Reissuance of 172,543 treasury shares for incentive plans	—	5,128	(1,245)	—	(220)	—	3,663
Issuance of 25,276 common shares for Employee Stock Plan	6	—	600	—	—	—	606

Balance at September 30, 2005	$6,649	$(103,287)	$73,973	$431,183	$(336)	$(8,644)	$399,538

See accompanying notes to consolidated financial statements.

AMCORE Financial, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Cash Flows From Operating Activities
Net income	$36,790	$32,773
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	6,460	5,762
Amortization and accretion of securities, net	1,341	3,038
Provision for loan losses	10,464	10,787
Company owned life insurance income, net of death benefits	(3,947)	(3,318)
Net securities gains	(403)	(2,164)
Net gain on sale of loans	(458)	(1,826)
Net gain on sale of mortgage loans held for sale	(1,323)	(1,612)
Originations of mortgage loans held for sale	(287,138)	(303,934)
Proceeds from sales of mortgage loans held for sale	271,372	306,441
Deferred income tax expense (benefit)	254	(1,678)
Tax benefit on exercise of stock options	610	1,324
Decrease in other assets	12,150	3,639
Increase in other liabilities	5,265	11,778

Net cash provided by operating activities	$51,437	$61,010

Cash Flows From Investing Activities
Proceeds from maturities of securities available for sale	$166,088	$168,976
Proceeds from sales of securities available for sale	34,994	58,865
Purchase of securities available for sale	(164,705)	(274,112)
Net increase in federal funds sold and other short-term investments	(5,025)	(9,000)
Net (increase) decrease in interest earning deposits in banks	(7)	1,633
Net increase in loans	(342,150)	(334,773)
Proceeds from the sale of loans	8,359	78,947
Investment in company owned life insurance	(3,314)	(2,266)
Premises and equipment expenditures, net	(5,896)	(16,543)
Proceeds from the sale of foreclosed real estate	4,642	3,040

Net cash used for investing activities	$(307,014)	$(325,233)

Cash Flows From Financing Activities
Net increase in noninterest bearing demand deposits	$22,836	$6,731
Net increase in interest bearing demand deposits	298,085	66,934
Net increase in time deposits	72,649	49,344
Net (decrease) increase in wholesale deposits	(32,185)	192,894
Net decrease in short-term borrowings	(89,108)	(19,430)
Proceeds from long-term borrowings	22,800	—
Payment of long-term borrowings	—	(9)
Dividends paid	(12,652)	(12,737)
Issuance of common shares for employee stock plan	606	1,182
Reissuance of treasury shares for incentive plans	3,053	10,259
Purchase of shares for treasury	(5,583)	(23,418)

Net cash provided by financing activities	$280,501	$271,750

Net change in cash and cash equivalents	$24,924	$7,527
Cash and cash equivalents:
Beginning of year	117,072	107,965

End of period	$141,996	$115,492

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$63,517	$42,368
Interest paid on borrowings	18,430	15,966
Income tax payments	12,008	4,650

Non-Cash Investing and Financing
Foreclosed real estate - acquired in settlement of loans	2,054	2,573
Transfer current portion of long-term borrowings to short-term borrowings	16,715	35,000
Capitalized interest	46	120
De-consolidation of AMCORE Capital Trust I - increases in assets and liabilities	—	16,238
Transfer of loans to held for sale loans	—	75,000

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

Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10–K Annual Report of AMCORE Financial, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2004.

New Accounting Standards

In November 2003, the Emerging Issues Task Force (EITF) reached a consensus on certain disclosure requirements under EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The new disclosure requirements apply to investment in debt and marketable equity securities that are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Effective for fiscal years ending after December 15, 2003, companies were required to disclose information about debt or marketable equity securities with market values below carrying values. The Company previously implemented the disclosure requirements of EITF Issue No. 03-1. In March 2004, the EITF came to a consensus regarding EITF 03-1. Securities in scope are those subject to SFAS 115. The EITF adopted a three-step model that requires management to determine if impairment exists, decide whether it is other-than-temporary, and record other-than-temporary losses in earnings. In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which will apply to reporting periods beginning after December 15, 2005. The FSPs provide guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. The FSPs also include accounting considerations subsequent to the recognition of other-than-temporary impairment and requirements for certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

SFAS No. 123 (Revised 2004) (123R), “Share-Based Payment” was issued in December 2004 and will require compensation cost relating to share-based payment transactions be recognized in the Consolidated Financial Statements. SFAS No. 123R is effective for periods beginning after December 15, 2005. The Company has not yet completed its evaluation of the standard, but preliminary estimates based upon historical grant levels indicate that implementation will result in a reduction in earnings and a decline in diluted earnings per share of approximately $0.07-$0.09 in 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. This Statement is effective, on a prospective basis, for fiscal years beginning after December 15, 2005. The Company does not expect it to have a material impact.

Stock-Based Employee Compensation Plans

At September 30, 2005, the Company had various stock-based compensation plans that are described more fully in Note 13 of the Notes to Consolidated Financial Statements included in the Form 10–K Annual Report of the Company for the year ended December 31, 2004. The Company accounts for these plans under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based compensation cost for option grants under these plans is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. During the first nine months of 2005 and 2004, 430,000 and 282,000 stock options were granted, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net Income:
As reported	$12,583	$12,340	$36,790	$32,773
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(433)	(364)	(1,331)	(1,474)

Pro forma	$12,150	$11,976	$35,459	$31,299

Diluted Shares:
As reported	25,138	25,078	25,079	25,294
Deduct: Shares due to average unrecognized compensation cost related to future services	(109)	(105)	(87)	(94)

Pro forma	25,029	24,973	24,992	25,200

Basic earnings per share:
As reported	$0.51	$0.50	$1.48	$1.31
Pro forma	0.49	0.48	1.43	1.25
Diluted earnings per share:
As reported	$0.50	$0.49	$1.47	$1.30
Pro forma	0.49	0.48	1.42	1.24

NOTE 2 - SECURITIES

A summary of information for investment securities, categorized by security type, at September 30, 2005 and December 31, 2004 is as follows. Fair values are based upon available quoted market prices or are based on quoted prices for similar financial instruments.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
At September 30, 2005
Securities Available for Sale:
U.S. Treasury	$5,009	$—	$(81)	$4,928
U.S. Government agencies (1)	81,072	—	(921)	80,151
Agency mortgage-backed securities (1)	883,493	1,246	(16,902)	867,837
State and political subdivisions	172,780	3,534	(587)	175,727
Corporate and other debt obligations	26,547	120	(383)	26,284
Equity investments (2)	39,959	36	—	39,995

Total Securities Available for Sale	$1,208,860	$4,936	$(18,874)	$1,194,922

At December 31, 2004
Securities Available for Sale:
U.S. Treasury	$5,013	$—	$(17)	$4,996
U.S. Government agencies (1)	92,523	109	(390)	92,242
Agency mortgage-backed securities (1)	892,344	3,750	(7,366)	888,728
State and political subdivisions	169,658	6,390	(60)	175,988
Corporate and other debt obligations	33,797	489	(106)	34,180
Equity investments (2)	52,841	275	—	53,116

Total Securities Available for Sale	$1,246,176	$11,013	$(7,939)	$1,249,250

A summary of unrealized loss information for investment securities, categorized by security type, at September 30, 2005 is as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (3)	Fair Value	Unrealized Losses
	(in thousands)
Description of Securities
Securities Available for Sale:
U.S. Treasury	$4,928	$(81)	$—	$—	$4,928	$(81)
U.S. Government agencies (1)	75,226	(832)	4,925	(89)	80,151	(921)
Agency mortgage-backed securities (1)	506,281	(7,224)	324,809	(9,678)	831,090	(16,902)
State and political subdivisions	40,090	(531)	1,541	(56)	41,631	(587)
Corporate and other debt obligations	9,869	(328)	1,836	(55)	11,705	(383)

Total Unrealized Losses on Securities Available for Sale:	$636,394	$(8,996)	$333,111	$(9,878)	$969,505	$(18,874)

(1)	Primarily Government Sponsored Enterprises (GSE).

(2)

At September 30, 2005, includes investments of $4 million, $20 million, and $0, respectively, in stock of the Federal Reserve Bank (FRB), the Federal Home Loan Bank (FHLB) and preferred stock of Freddie Mac. At December 31, 2004, these amounts were $4 million, $24 million, and $9 million, respectively. These investments are recorded at amortized historical cost or fair value, as applicable. The FRB and FHLB are held to satisfy membership requirements and investment objectives.

(3)

The Company has the ability to hold and has no present intent to dispose of these securities as of September 30, 2005. Of the $10 million total unrealized losses 12 months or longer, all except $200,000 was related to 51 mortgage-backed securities issued by GSEs with an S&P quality rating of “AAA”. Of the $200,000 in unrealized loss, $55,000 is related to a single asset-backed bond collateralized by owner occupied first lien, conforming mortgage loans. At September 30, 2005, the S&P quality rating for this bond was “AAA,” the security was sufficiently collateralized such that credit loss was considered remote, and the security has a average remaining life of 1.6 years. In the event of prepayment, it is expected that the Company would recover substantially all of its recorded investment. The remaining $145,000 includes $89,000 of a single “AAA” rated government sponsored enterprise that matures in 2008 and $56,000 of a single “AAA” rated municipal obligation that matures in 2009.

A summary of realized gain and loss information is as follows:

	Realized Gains	Realized Losses	Net Gains/ (Losses)
	(in thousands)
For the three months ended:
September 30, 2005	$—	$(1)	$(1)
September 30, 2004	335	(85)	250
For the nine months ended:
September 30, 2005	$460	$(57)	$403
September 30, 2004	2,269	(105)	2,164

At September 30, 2005 and December 31, 2004, securities with a fair value of approximately $898 million and $905 million, respectively, were pledged to secure public deposits, securities under agreeements to repurchase, derivative credit exposure and for other purposes required by law.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at September 30, 2005 and December 31, 2004 was as follows:

	September 30, 2005	December 31, 2004
	(in thousands)
Commercial, financial and agricultural	$810,963	$764,339
Real estate-commercial	1,776,151	1,533,917
Real estate-residential	436,972	412,753
Real estate-construction	260,607	250,855
Installment and consumer	314,144	316,838
Direct lease financing	29	98

Gross loans	$3,598,866	$3,278,800
Allowance for loan losses	(39,975)	(40,945)

Net Loans	$3,558,891	$3,237,855

An analysis of the allowance for loan losses for the periods ended September 30, 2005 and September 30, 2004 is presented below:

	For the Nine Months Ended September 30,
	2005	2004
	(in thousands)
Balance at beginning of year	$40,945	$42,115
Provision charged to expense	10,464	10,787
Loans charged off	(12,664)	(12,988)
Recoveries on loans previously charged off	1,944	3,088
Reductions due to sale of loans and other (1)	(714)	(1,022)

Balance at end of period	$39,975	$41,980

(1)	Includes estimated loss on unfunded commitments. See Note 9 for further information.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill by segment at September 30, 2005 is as follows (in thousands):

Retail Banking	$3,572
Commercial Banking	2,381
Trust and Asset Management	9,622

Total Goodwill	$15,575

There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2005.

The Originated Mortgage Servicing Right (OMSR) asset values, which are recorded in Other Assets on the Consolidated Balance Sheets are included in the Mortgage Banking Segment, are as follows:

	September 30, 2005	December 31, 2004
	(in thousands)
Unamortized Cost of Mortgage Servicing Rights
Gross Carrying Amount	$38,930	$35,872
Less: Accumulated Amortization	(25,755)	(23,341)
Less: OMSR Valuation Allowance	—	(53)

Net OMSR at end of period	$13,175	$12,478

OMSR Valuation Allowance
Balance at beginning of year	$53	$—
Net impairment valuation (credited to income) charged to expense	(53)	53

Balance at end of period	$—	$53

The current and estimated OMSR amortization expense on the Company’s OMSR asset are as follows (in thousands):

Aggregate Amortization Expense
For Quarter Ended 9/30/05	$1,053
For Nine Months Ended 9/30/05	2,414
Estimated Amortization Expense
For Remainder of Year Ending 12/31/05	$692
For Year Ending 12/31/06	2,762
For Year Ending 12/31/07	2,285
For Year Ending 12/31/08	1,859
For Year Ending 12/31/09	1,478
For Year Ending 12/31/10	1,158
Thereafter	2,941

Total	$13,175

The weighted-average amortization period for OMSR retained during the third quarter of 2005 was 11.5 years. The unpaid principal balance of mortgage loans serviced for others, plus mortgage loans held for sale, was $1.3 billion as of September 30, 2005, $1.3 billion as of December 31, 2004 and $1.3 billion as of September 30, 2004.

NOTE 5 - SALE OF RECEIVABLES

The Company periodically sells certain indirect automobile loans in securitization transactions. During the third quarter 2004, the Company sold $78.5 million of indirect automible loans, reporting a pre-tax gain of $1.2 million. There were no sales of indirect automobile loans during the third quarter 2005. Upon the sale, the net carring amount of the loans is removed from the Consolidated Balance Sheet in exchange for cash and certain retained residual interests. The retained interest includes rights to service the loans that were sold (the “Servicing Rights”) and an interest in residual cash flows (the “Interest-Only Strip”). The Interest-Only Strip includes the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the “Excess Spread”) plus an interest in sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the “Credit Enhancement” or “Overcollateralization”). These retained interests were allocated a carrying value at the time of sale of $5.9 million on the 2004 sale.

The Company receives monthly servicing fees equal to 0.75 percent per annum of the outstanding beginning principal balance of the loans serviced for the month and rights to future cash flows arising after the investors in the securitization trust have received the returns for which they have contracted. The Company’s retained interests are subordinate to investor’s interests. The value of the Interest-Only Strip is subject to prepayment risk and interest rate risk on the Excess Spread and credit risk on the transferred automobile loans on the Overcollateralization. The Company’s risk of loss attribuable to prepayment and credit risk is limited to its interest in the Interest-Only Strip. Neither the investors nor the securization trust have any further recourse to the Company’s other assets. Interest rate risk could exceed the Company’s interest in the Excess Spread, but such a possibility is considered remote as of September 30, 2005.

Key economic assumptions used in measuring the retained interests at the date of the securitization and as of September 30, 2005, including the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions, are as follows:

	Loans Sold During 2004	As of September 30, 2005
		Actual	10% Adverse Change	20% Adverse Change
	(in thousands)
Prepayment speed assumptions
Prepayment speed	1.8%	2.2%	2.4%	2.6%
Weighted average life (in months)	18.9	14.6	14.1	13.5
Fair value of retained interests	$11,495	$8,184	$8,164	$8,160
Change in fair value	$—	$—	$(20)	$(24)
Expected credit loss assumptions
Expected credit losses (loss to liquidation)	1.9%	1.9%	2.0%	2.2%
Fair value of retained interests	$11,495	$8,184	$7,963	$7,747
Change in fair value	$—	$—	$(221)	$(437)
Residual cash flow discount rate assumptions
Residual cash flow discount rate (annual)	22%	18.0%	19.8%	21.6%
Fair value of retained interests	$11,495	$8,184	$7,984	$7,793
Change in fair value	$—	$—	$(200)	($391)

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

Total cash flows attributable to the indirect automobile loan securitization transactions was an inflow of $2.2 million and $74.8 million for the third quarters of 2005 and 2004, respectively. The following table summarizes the various cash flows received from and paid to the securitization trust:

	Proceeds From Securitizations	Servicing Fees Collected	Other Cash Flows
	(in thousands)
Cash flows received from trust in third quarter 2005	$—	$285	$1,927
Cash flows received from trust in third quarter 2004	$72,976	$131	$1,656

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

	Total Principal Amount of Loans		Principal Amount of Delinquent Loans		Net Credit Losses Year-to-Date
	As of September 30,
	2005	2004	2005	2004	2005	2004
	(in thousands)
Held in portfolio	$249,510	$345,285	$3,174	$5,072	$1,229	$2,678
Securitized	127,541	135,266	2,979	1,515	1,517	701

Total	$377,051	$480,551	$6,153	$6,587	$2,746	$3,379

Actual and projected static pool credit losses, as a percentage of indirect automobile loans securitized are 1.43%, 1.73% and 1.98% as of the quarters ended September 30, 2005, 2006, and 2007, respectively. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amounts shown here for each year are a weighted average for all indirect automobile loan securitizations.

NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(in thousands)
Securities sold under agreements to repurchase	$448,489	$465,446
Federal Home Loan Bank borrowings	16,884	35,184
Federal funds purchased	46,900	78,990
U.S. Treasury tax and loan note accounts	4,484	9,535
Commercial paper and other short-term borrowings	8	3

Total Short-Term Borrowings	$516,765	$589,158

NOTE 7 - LONG-TERM BORROWINGS

Long-term borrowings consisted of the following at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(in thousands)
Federal Home Loan Bank borrowings	$127,673	$122,721
AMCORE Capital Trust I borrowings	41,238	41,238
Capitalized Lease Obligation	1,052	1,059

Total Long-Term Borrowings	$169,963	$165,018

The Company periodically borrows additional funds from the Federal Home Loan Bank (FHLB) in connection with the purchase of mortgage-backed securities and the financing of eligible family real estate loans. The average stated maturity of these borrowings at September 30, 2005 is 3.1 years, with a weighted average borrowing rate of 4.78%. Mortgage-related assets are required to be held as collateral for FHLB borrowings according to specific collateral guidelines established by the FHLB. Certain FHLB borrowings have prepayment penalties and call features associated with them. FHLB borrowings with call features, assuming they are called at the earliest call date, total $77.0 million in 2005.

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

The Company reclassifies borrowings to short-term borrowings when the remaining maturity becomes less than one year. Scheduled reductions of long-term borrowings are as follows:

Total
(in thousands)
2006	$7
2007	7,528
2008	93,174
2009	35
2010	443
Thereafter	68,776

Total Long-Term Borrowings	$169,963

NOTE 8 - DERIVATIVE INSTRUMENTS

The Company uses derivatives to hedge its risk or exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives currently used include interest rate swaps and mortgage loan commitments and forward contracts. Interest rate swaps are used by the Company to convert fixed rate assets or liabilities to floating-rate assets or liabilities (fair value Hedges). The Company has also used interest rate swaps to convert assets or liabilities with variable-rate cash flows to assets or liabilities with fixed-rate cash flows (cash flow Hedges).

The following derivative related activity is included in other non-interest income in the Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Changes in Value:
Free-standing derivatives	$(12)	$2	$(18)	$(1)
Ineffective portion of fair value Hedges	15	(50)	14	110
Mortgage banking derivatives	(46)	170	(21)	136

Total	$(43)	$122	$(25)	$245

During 2002, swaps that were Hedging loan cash flows were sold, for which the Company received $3.3 million plus accrued interest. The gain continued to be classified in Other Comprehensive Income (OCI) and amortized into income over the remaining term of the swap. For the three and nine-month periods ended September 30, 2004, $104,000 and $909,000, respectively, of this pre-tax gain was amortized (reclassified) from OCI into income. The pre-tax gain was fully amortized at December 31, 2004 and there were no cash flow Hedges included in OCI during the nine months ended September 30, 2005. In first quarter 2004, the Company terminated two fair value Hedges of FHLB borrowings with a combined notional amount of $74 million, which resulted in a gain of $690,000. The gain continued to be classified as long-term debt and is being amortized over the remaining terms of the swaps. The unrealized gain was $417,000 and $596,000 as of September 30, 2005 and 2004, respectively. The longest-term fair value Hedge expires in December 2019.

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

Both financial and performance standby letters of credit are typically issued for a period of one year to five years, but can be extended depending on the BANK customer’s needs. As of September 30, 2005, the maximum remaining term for any outstanding standby letters of credit expires on October 15, 2011.

A fee is normally charged to compensate the BANK for the value of the guarantees that are granted to the customer. The fees are deferred and recognized as income over the term of the guarantee. As of September 30, 2005, the carrying value of these deferrals was a deferred credit of $1,838,000. This amount included a $671,000 guarantee liability for financial and performance standby letters of credit recorded in accordance with FIN 45. The remaining $1,167,000 represented deferred fees charged for letters of credit exempted from the scope of FIN 45.

At September 30, 2005, the contractual amount of all financial and performance standby letters of credit, including those exempted from FIN 45, was $150.9 million and $54.5 million, respectively. These represent the maximum potential amount of future payments that the Company would be obligated to pay under the guarantees.

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

In addition to the guarantee liability and deferred fees described above, the Company has recorded a $714,000 contingent liability for probable losses on unfunded loan commitments and letters of credit outstanding as of September 30, 2005. Prior to the third quarter 2005, this liability was included as part of the Company’s Allowance for Loan Losses. See Note 3.

NOTE 10 - EARNINGS PER SHARE

Earnings per share (EPS) calculations are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net Income	$12,583	$12,340	$36,790	$32,773
Basic EPS:
Average basic shares outstanding	24,823	24,809	24,811	25,002

Basic EPS	$0.51	$0.50	$1.48	$1.31

Diluted EPS:
Weighted average shares outstanding	24,823	24,809	24,811	25,002
Dilutive shares	273	220	226	243
Contingently issuable shares	42	49	42	49

Average diluted shares outstanding	25,138	25,078	25,079	25,294

Diluted EPS	$0.50	$0.49	$1.47	$1.30

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

Since there are no comprehensive authorities for management accounting equivalent to U.S. generally accepted accounting principles, the information presented may not necessarily be comparable with similar information from other financial institutions. In addition, methodologies used to measure, assign and allocate certain items may change from time-to-time to reflect, among other things, accounting estimate refinements, changes in risk profiles, changes in customers or product lines, and changes in management structure.

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

The Commercial Banking Segment provides commercial banking services including lending, business checking and deposits, treasury management and other traditional as well as electronic banking services to large and small business customers. The Retail Banking Segment provides retail banking services including direct and indirect lending, checking, savings, money market and certificate of deposit (CD) accounts, safe deposit rental, automated teller machines and other traditional and electronic banking services to individual customers. The Trust and Asset Management segment provides trust, investment management, employee benefit recordkeeping and administration and brokerage services. It also acts as advisor and provides fund administration to the Vintage Mutual Funds and various public fund programs. These products are distributed nationally, regionally to institutional investors and corporations, and locally through AMCORE’s BANK locations. The Mortgage Banking segment provides a variety of mortgage lending products to meet its customer needs. It sells a majority of the long-term fixed-rate loans to the secondary market and continues to service most of the loans sold.

For the three months ended September 30, 2005
	Operating Segments
	Commercial Banking	Retail Banking	Trust and Asset Management	Mortgage Banking	Other	Consolidated
	(dollars in thousands)
Net interest income	$24,441	$12,132	$29	$1,512	$2,990	$41,104
Non-interest income	2,204	5,233	6,971	1,518	3,369	19,295

Total revenue	26,645	17,365	7,000	3,030	6,359	60,399
Provision for loan losses	2,291	2,069	—	102	—	4,462
Depreciation and amortization	170	684	66	68	1,339	2,327
Other non-interest expense	11,999	11,341	5,066	2,215	5,161	35,782

Pretax earnings (loss)	12,185	3,271	1,868	645	(141)	17,828
Income taxes (benefit)	4,752	1,275	779	252	(1,813)	5,245

Earnings	$7,433	$1,996	$1,089	$393	$1,672	$12,583

Segment profit percentage	68%	18%	10%	4%	N/A	100%

For the three months ended September 30, 2004
Net interest income	$21,387	$11,141	$11	$1,937	$3,955	$38,431
Non-interest income	2,082	5,409	5,937	522	2,968	16,918

Total revenue	23,469	16,550	5,948	2,459	6,923	55,349
Provision for loan losses	2,257	547	—	26	—	2,830
Depreciation and amortization	144	567	96	55	1,004	1,866
Other non-interest expense	9,792	10,132	5,257	1,937	5,965	33,083

Pretax earnings (loss)	11,276	5,304	595	441	(46)	17,570
Income taxes (benefit)	4,398	2,069	233	172	(1,642)	5,230

Earnings	$6,878	$3,235	$362	$269	$1,596	$12,340

Segment profit percentage	64%	30%	3%	3%	N/A	100%

For the nine months ended September 30, 2005
	Operating Segments
	Commercial Banking	Retail Banking	Trust and Asset Management	Mortgage Banking	Other	Consolidated
	(dollars in thousands)
Net interest income	$71,194	$34,865	$66	$4,372	$10,308	$120,805
Non-interest income	6,275	14,178	18,945	3,161	10,230	52,789

Total revenue	77,469	49,043	19,011	7,533	20,538	173,594
Provision for loan losses	6,920	2,952	—	592	—	10,464
Depreciation and amortization	503	2,111	218	202	3,426	6,460
Other non-interest expense	34,886	33,531	15,679	6,753	13,836	104,685

Pretax earnings (loss)	35,160	10,449	3,114	(14)	3,276	51,985
Income taxes (benefit)	13,712	4,074	1,323	(5)	(3,909)	15,195

Earnings (loss)	$21,448	$6,375	$1,791	$(9)	$7,185	$36,790

Segment profit percentage	72%	22%	6%	0%	N/A	100%

Assets	$2,815,282	$657,347	$18,696	$261,734	$1,500,058	$5,253,117

For the nine months ended September 30, 2004
Net interest income	$61,596	$32,576	$26	$6,624	$12,537	$113,359
Non-interest income	6,353	12,713	18,851	2,965	10,402	51,284

Total revenue	67,949	45,289	18,877	9,589	22,939	164,643
Provision for loan losses	6,760	4,099	—	(72)	—	10,787
Depreciation and amortization	439	1,739	291	133	3,160	5,762
Other non-interest expense	29,747	30,500	16,041	6,966	18,688	101,942

Pretax earnings	31,003	8,951	2,545	2,562	1,091	46,152
Income taxes (benefit)	12,091	3,491	1,038	999	(4,240)	13,379

Earnings	$18,912	$5,460	$1,507	$1,563	$5,331	$32,773

Segment profit percentage	69%	20%	5%	6%	N/A	100%

Assets	$2,313,484	$822,514	$18,015	$243,647	$1,478,801	$4,876,461

NOTE 12 - BENEFIT PLANS

Employee Benefit Plans. All subsidiaries of the Company participate in the AMCORE Financial Security Plan (Security Plan), a qualified profit sharing plan under Section 401(a) of the Internal Revenue Code. The Security Plan offers participants a personal retirement account, a cash profit sharing payment and a personal savings account 401(k). The expense related to the Security Plan for the three months ended September 30, 2005 and 2004 was $1.0 million and $1.1 million, respectively, and was $3.7 million for the nine months ended both September 30, 2005, and 2004.

In addition to the Security Plan, certain health care and life insurance benefits are made available to active employees. The Company’s share of cost of these benefits is expensed as incurred. Group health benefits are offered to retirees with 100% of the premium cost borne by the retiree.

The Company provides a deferred compensation plan (entitled “AMCORE Financial, Inc. Deferred Compensation Plan”) for certain key employees and directors. This plan provides the opportunity to defer salary, bonuses and non-employee director fees. Participants may defer up to 90% of base compensation and up to 100% of incentive compensation. The deferred compensation liability to participants is recorded in other liabilities in the Consolidated Balance Sheets. The deferrals and earnings grow tax deferred until withdrawn from the plan. The amount and method of payment are pre-defined by participants each year of deferral. Earnings to individual accounts are recorded as compensation expense when earned. The total non-qualified deferred compensation plan liability totaled $14.3 million and $13.6 million at September 30, 2005 and 2004, respectively. Expense related to the deferred compensation plan was $283,000 and $118,000 for the three month periods ended September 30, 2005 and 2004, respectively, and was $516,000 and $511,000 for the nine month periods ended September 30, 2005, and 2004, respectively.

The Company provides additional retirement benefits to certain senior officers through plans that are non-qualified, non-contributory and unfunded. Under one such arrangement, the additional retirement benefits replace what would have been provided under the Company’s defined contribution qualified plan in the absence of limits placed on qualified plan benefits by the Internal Revenue Code of 1986. The expense related to this arrangement was $46,000 and $50,000 for the three month periods ended September 30, 2005 and 2004, respectively, and was $199,000 and $150,000 for the nine month periods ended September 30, 2005, and 2004, respectively.

Another arrangement, which is a defined benefit plan, provides supplemental retirement benefits that are based upon three percent of final base salary, times the number of years of service. Benefits under this plan may not exceed 70% or be less than 45% of a participant’s final base salary less offsets for social security and other employer retirement plan contributions. The measurement date for obligations for this plan is as of December 1st. The following table summarizes the net periodic benefit cost recognized for the three and nine-month periods ended September 30, 2005 and 2004:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Components of net periodic benefit cost:
Service cost	$3	$4	$8	$11
Interest cost	22	23	67	70
Actuarial losses and decrease in offsets	—	29	—	86

Net periodic cost	$25	$56	$75	$167

			2005	2004
Weighted-average assumptions:
Discount rate			5.75%	5.75%
Rate of compensation increase			3.00%	3.00%

During the first quarter of 2005, $134,109 was contributed to the plan to fund distributions to plan participants. No contributions or distributions were made during the second or third quarters and none are expected to be made during the remainder of the year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and Subsidiaries (“AMCORE” or the “Company”) consolidated financial condition as of September 30, 2005 compared to December 31, 2004, and the consolidated results of operations for the three and nine month periods ended September 30, 2005 compared to the same periods in 2004. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

FACTORS INFLUENCING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains, and periodic filings with the Securities and Exchange Commission and written or oral statements made by the Company’s officers and directors to the media, potential investors, securities analysts and others will contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of AMCORE. Statements that are not historical facts, including statements about beliefs and expectations, are forward-looking statements. These statements are based upon beliefs and assumptions of AMCORE’s management and on information currently available to such management. The use of the words “believe”, “expect”, “anticipate”, “plan”, “estimate”, “should”, “may”, “will” or similar expressions identify forward-looking statements. Forward-looking statements speak only as of the date they are made, and AMCORE undertakes no obligation to update publicly any forward-looking statements in light of new information or future events.

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

OVERVIEW OF OPERATIONS

Quarter Only Results

AMCORE reported net income of $12.6 million or $0.50 per diluted share for the three months ended September 30, 2005. This compares to $12.3 million or $0.49 per diluted share for the same period in 2004. This represents a $243,000 or 2% increase in the third quarter of 2005 over the same period a year ago.

Diluted earnings per share increased 2% or $0.01. AMCORE’s annualized return on average equity and on average assets for the third quarter of 2005 was 12.51% and 0.96%, respectively, compared to 13.22% and 1.02% for the comparable period in 2004.

The most significant factors affecting third quarter of 2005 net income, compared to the same period in 2004, were:

Net interest income - Increased $2.7 million primarily due to increased loan volumes. Net interest margin was 3.50% in 2005 compared to 3.53% in 2004.

Provision for loan losses - Increased $1.6 million reflecting higher net charge-offs, an increase in non-accrual loans and increased loan balances.

Non-interest income - Increased $2.4 million. The most significant increases were $1.3 million in mortgage banking income, a $1.3 million gain on the transition of the Vintage Equity Funds, and $1.0 million in service charges on deposits. Partially offsetting these increases was a $1.1 million decrease in gains on the sale of loans.

Operating expenses - Increased $3.2 million, due to higher personnel costs and net occupancy and equipment expenses.

Income taxes - Increased $15,000, due to higher pre-tax income. The effective tax rate was 29.4% in 2005 compared to 29.8% in 2004.

Year-to-Date Results

AMCORE reported net income of $36.8 million or $1.47 per diluted share for the nine months ended September 30, 2005. This compares to $32.8 million or $1.30 per diluted share for the same period in 2004. This represents a $4.0 million or 12% increase year-over-year.

Diluted earnings per share increased 13% or $0.17. AMCORE’s annualized return on average equity and on average assets for the year-to-date period of 2005 was 12.54% and 0.97%, respectively, compared to 11.63% and 0.93% for the comparable period in 2004.

The most significant factors affecting 2005 year-to-date net income, compared to the same period in 2004, were:

Net interest income - Increased $7.4 million primarily due to increased loan volumes. Net interest margin was 3.54% in 2005 compared to 3.59% in 2004.

Non-interest income - Increased $1.5 million. The most significant increases were attributable to a $2.7 million increase in service charges on deposits, and the $1.3 million gain on the transition of the Vintage Equity Funds. These were partially offset by declines of $1.8 million in net security gains and $1.4 million in gains on the sale of loans.

Operating expenses - Increased $3.4 million, primarily due to higher personnel costs and net occupancy and equipment expenses.

Income taxes - Increased $1.8 million, due to higher earnings before income taxes and partially offset by the impact of an increase in tax-exempt investments and bank and Company owned life insurance (COLI) income. The effective tax rate was 29.2% in 2005 compared to 29.0% in 2004.

KEY INITIATIVES AND OTHER SIGNIFICANT EVENTS

Key Initiatives

Branch Expansion - During 2001, the Company’s banking operations (“BANK”) launched a branch expansion initiative targeting the area bounded by Interstates 94 in the north, 294 and 94 in the east, 80 in the south and 90 and 39 in the west (the “Branch Expansion”). The Branch Expansion strategy initially targets markets where there are high concentrations of mid-size businesses, with a seasoned commercial lending and treasury management sales staff in a leased facility (limited branch office or “LBO”). Once a book of business is developed and the LBO becomes profitable, plans to develop a permanent site for a full service facility in a nearby area that is surrounded by a high concentration of homeowners with strong population and household income growth are initiated. Increased capabilities in the markets served by these facilities is expected to accelerate the Company’s ability to generate deposits, which will better support loan growth and decrease the use of wholesale funding.

Since the inception of the Branch Expansion strategy in April 2001, 23 new branches, net of closed offices, have opened. The new locations have contributed $1.36 billion in loans and $640 million in deposits outstanding as of September 30, 2005. Same store contributions, which include new branches that have been open at least one year, were $1.29 billion in loans and $625 million in deposits outstanding at September 30, 2005. During the first nine months of 2005, the Company opened three limited branch offices in Libertyville and Orland Park, Illinois and Wauwatosa, Wisconsin. As of the end of third quarter of 2005, more than two-thirds of the Company’s 73 branch locations were concentrated in Rockford and Chicago, Illinois, Milwaukee suburbs and Madison, Wisconsin.

During 2004, the Company announced that its Board of Directors had authorized an incremental capital investment of $55 million to enhance the Company’s Branch Expansion program raising the total commitment to $120 million. As of September 30, 2005, $68 million of the total $120 million capital commitment remained to be spent.

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

The Branch Expansion activity was accretive to earnings by $0.10 per diluted share during the third quarter of 2005, compared to accretion during the same period last year of $.01 per diluted share. For year-to-date 2005, the Branch Expansion was accretive to earnings by $0.24 per diluted share compared to dilution of $0.03 for the same period in 2004. Branch Expansion earnings in 2005 continue to be positive due to favorable performance of maturing branches.

As a complement to its Branch Expansion, the BANK has also expanded its automated teller machine system (“ATMs”) in Illinois, which includes both owned and third party operated, to 132 in Illinois and 34 in Wisconsin, or 166 overall at September 30, 2005 from 130 in Illinois and 37 in Wisconsin, or 167 overall, at September 30, 2004.

The BANK announced on October 5, 2005 that it will be adding access to 100 additional ATMs in communities throughout Wisconsin. The placement of additional ATMs is an important part of AMCORE’s commitment to provide quality customer service as the additional ATMs will provide AMCORE customers greater ease and convenience in completing banking transactions.

Deposit Growth - Average bank-issued deposits grew to $3.5 billion in the third quarter of 2005, an increase of 16%, or $482 million, compared to the third quarter of 2004. AMCORE’s focus is to grow transactional deposits, such as checking accounts, which help lower funding costs, as well attracting new households. Handling a customer’s checking account enables the BANK to cross-sell other products and increases the likelihood of retaining the customer’s business over time. The Company’s goal is to become the customer’s primary bank, meeting all of the customer’s banking, mortgage and investment needs. AMCORE is focusing on continued bank-issued Deposit Growth because it provides a source of funding for the Branch Expansion and the Quality Loan Growth initiatives, and is also a means of reducing its reliance on wholesale funding sources.

Quality Loan Growth - Improving credit quality is part of AMCORE’s Quality Loan Growth initiative. As part of this initiative, the Company has expanded its commercial collection team, allowing it to intervene at a much earlier stage of the credit process as individual credits begin to show signs of stress. Taking early action is intended to help the Company limit erosion in value. Average loans rose $363 million to $3.6 billion during the third quarter of 2005, an 11% increase over the third quarter of 2004. Over the same period of time, total non-accrual loans increased 37% or $6.4 million to $23.8 million. Loans ninety-days past due and still accruing decreased 29% or $864,000 to $2.2 million. On a linked-quarter basis, these categories decreased a combined $713,000 or 3%.

Increasing Trust and Asset Management Income - Trust and asset management income declined $164,000 or 3%, from $5.0 million in the third quarter of 2004 to $4.9 million in the third quarter of 2005. Assets under administration totaled $4.6 billion at September 30, 2005 compared to $4.2 billion at September 30, 2004. Challenges facing this segment over the last several years include below benchmark equity funds investment performance, changes in the mix of administered assets, and the loss of two large retirement plans in 2004.

Efforts to provide long-term solutions to these challenges include migration to an open architecture sales platform that allows greater customer access to non-proprietary products, the transition of $142 million in assets of three Vintage equity funds into two Federated mutual funds completed in September 2005 and the recently announced definitive agreement to sell Investors Management Group (IMG) to West Bancorporation, Inc.

The Federated transaction resulted in a gain of $1.3 million recorded in the third quarter of 2005. The sale of IMG to West Bancorporation, Inc. is subject to customary conditions, including approvals or consents from a requisite percentage of IMG’s clients, and is expected to close late in fourth quarter of 2005. AMCORE is committed to expanding the value-added wealth management services and options it offers its clients and customers. The sale of IMG supports the strategy of being a provider of high quality investment products, rather than a developer of proprietary investment products.

After the IMG sale closes, AMCORE’s trust and retirement plan services assets under administration will remain unchanged at $2.8 billion. Institutional and public fund assets, which will continue to be managed and administered by IMG, total $1.8 billion.

Including both the Federated transaction and the sale of IMG, management estimates that the annual reduction in gross revenues for trust and asset management will be approximately $4.1 million and the reduction in operating expenses will be approximately $2.8 million. This equates to a $1.3 million pre-tax reduction to earnings or approximately $0.03 per diluted share.

Other Significant Events

Key Personnel and Board Changes - In August 2005, the Company announced the resignation of Mrs. Karen Branding from its Board of Directors citing personal reasons and family commitments. A search is currently underway to find a new director to serve the remainder of her term.

In October 2005, the Company announced that John Hecht, Executive Vice President and Chief Financial Officer (CFO), will immediately assume new operating responsibilities as Executive Vice President and Chief Commercial Officer. In this capacity, Mr. Hecht will oversee the BANK’s commercial division, which includes the BANK’s regional operations. He will retain his CFO responsibilities until a new CFO is named.

Accounting Changes - Following is a discussion of accounting standards that materially affected the Company’s Consolidated Financial Statements for the periods and dates presented, along with recently issued accounting standards that may impact future periods.

In the first quarter 2004, the Company adopted Financial Accounting Standards Board (FASB) Financial Interpretation No. 46 Revised (FIN 46R) “Consolidation of Variable Interest Entities.” Upon adoption of FIN 46R, the Company de-consolidated its investment in AMCORE Capital Trust I (Trust), a statutory business trust. See Note 7 of the Notes to the Consolidated Financial Statements.

In November 2003, the Emerging Issues Task Force (EITF) reached a consensus on certain disclosure requirements under EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The new disclosure requirements apply to investment in debt and marketable equity securities that are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Effective for fiscal years ending after December 15, 2003, companies were required to disclose information about debt or marketable equity securities with market values below carrying values. The Company previously implemented the disclosure requirements of EITF Issue No. 03-1. In March 2004, the EITF came to a consensus regarding EITF 03-1. Securities in scope are those subject to SFAS 115. The EITF adopted a three-step model that requires management to determine if impairment exists, decide whether it is other-than-temporary, and record other-than-temporary losses in earnings. In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which will apply to reporting periods beginning after December 15, 2005. The FSPs provide guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. The FSPs also include accounting considerations subsequent to the recognition of other-than-temporary impairment and requirements for certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

SFAS No. 123 (Revised 2004) (123R), “Share-Based Payment” was issued in December 2004 and will require compensation cost relating to share-based payment transactions be recognized in Consolidated Financial Statements. SFAS No. 123R is effective for periods beginning after December 15, 2005. The Company has not yet completed its evaluation of the standard, but preliminary estimates, using a Black-Scholes model, indicate that implementation will result in a reduction in earnings and a decline in diluted earnings per share of approximately $0.07-$0.09 per year.

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

Regulatory Developments - On May 31, 2005, the BANK entered into a written agreement with the Office of the Comptroller of the Currency (“OCC”). The agreement describes commitments made by the BANK and outlines a series of steps to address and strengthen the Company's regulatory consumer compliance program. The BANK has implemented procedures to address the matters identified by the OCC. These procedures are subject to review by the OCC to determine if they comply with the commitment made in the agreement or whether additional steps are necessary. The agreement with the OCC does not in any way limit the BANK’s ability to continue the Branch Expansion.

Loan Securitization - During the third quarter of 2004, the Bank sold $78 million of indirect automobile loans in a securitization transaction (the “Auto Loan Sale(s)”) resulting in a pre-tax gain of $1.2 million (the “Auto Loan Gain”). Upon securitization the BANK retained certain residual interests. The BANK’s retained interests are subordinate to investor’s interests and are subject to pre-payment risk, interest rate risk and credit risk on the transferred auto loans. The investors and securitization trust have no other recourse to the BANK’s other assets for failure of debtors to pay when due. See note 5 of the Notes to Consolidated Financial Statements.

EARNINGS REVIEW OF CONSOLIDATED STATEMENTS OF INCOME

The following highlights a comparative discussion of the major components of net income and their impact for the three and nine months ended September 30, 2005 and 2004.

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

Overview - FTE adjusted interest income is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Interest Income Book Basis	$72,833	$59,146	$204,337	$171,878
FTE Adjustment	1,166	1,107	3,593	3,157

Interest Income FTE Basis	$73,999	$60,253	$207,930	$175,035
Interest Expense	31,729	20,715	83,532	58,519

Net Interest Income FTE Basis	$42,270	$39,538	$124,398	$116,516

Net interest income on an FTE basis increased $2.7 million or 7% in the third quarter of 2005 compared to the same period in 2004. On a year-to-date basis, net interest income on an FTE basis was also up 7% or $7.9 million. The increases for both the three and nine month periods were driven by increases in average loan volumes of 11%, and were partially offset by increases in interest expense of 53% and 43%, respectively.

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

As Table 1 indicates, the net interest spread declined 15 basis points to 3.14% in the third quarter of 2005 from 3.29% in the third quarter of 2004. The net interest margin was 3.50% in the third quarter of 2005, a decrease of three basis points from 3.53% in the third quarter of 2004.

As Table 2 indicates, the interest rate spread for the nine months ended September 30, 2005 declined 12 basis points from 3.35% in the prior year period to 3.23%. The net interest margin decreased five basis points to 3.54% from 3.59% for the year-to-date periods ended September 30, 2005 and 2004, respectively.

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

Changes due to volume - In the third quarter of 2005, net interest income (FTE) increased due to average volume by $3.4 million when compared to the third quarter of 2004. This increase was comprised of a $5.0 million increase in interest income that was partially offset by a $1.6 million increase in interest expense.

The $5.0 million increase in interest income was driven by a $363 million or 11% increase in average loans. The growth in average loans came from an increase of $506 million in commercial lending driven mostly by the Branch Expansion. Average consumer loan balances declined $182 million compared to the prior year quarter, due to lower volumes of indirect automobile lending and the $159 million Auto Loan Sales in the second half of 2004, while 1-to-4 family real estate loans increased $39 million.

The increase in average loans was funded by a $482 million, or 16%, increase in average bank-issued deposits. The increase in average bank-issued deposits was attributable to the Company’s Deposit Growth and Branch Expansion initiatives. Average wholesale funding decreased $160 million or 11%.

For the first nine months of 2005, net interest income increased due to average volume by $10.0 million when compared to the same period in 2004. This was comprised of an increase of $15.1 million in interest income that was partially offset by a $5.1 million increase in interest expense. Average loans over this period increased $329 million or 11% while average securities increased $36 million or 3%. The growth in average loans occurred despite the $159 million Auto Loan Sales during the last half of 2004. Average bank-issued deposits increased $365 million or 12% while average wholesale funding decreased $13 million or 1%.

Changes due to rate - During the third quarter of 2005, net interest income (FTE) declined due to average rates by $635,000 when compared with the same quarter in 2004. This was comprised of a $9.4 million increase in interest expense that was reduced by a $8.8 million increase in interest income.

The yields for third quarter of 2005 on interest earning assets increased 74 basis points compared to the third quarter of 2004 due to a 94 basis point increase in the yield on average loans. The improved yields on loans were the result of increases in the prime rate as well as a higher proportion of variable rate loans in the portfolio compared to third quarter 2004. Fixed rate asset repricing, however, was negatively impacted by the flatter yield curve.

The rate paid for the third quarter of 2005 on average interest bearing liabilities increased 89 basis points, compared to third quarter of 2004, in response to increases in the federal funds rate (FED Funds). All categories of liabilities experienced increased rates, the largest being interest-bearing demand and savings accounts due to promotional deposit pricing as part of the Deposit Growth initiative.

For the first nine months of 2005, net interest income declined due to average rates by $2.1 million. This was comprised of a $19.9 million increase in interest expense that was partially offset by a $17.8 million increase in interest income. The average rates paid on interest bearing liabilities increased by 65 basis points while the yield on earning assets increased by 53 basis points.

The Company expects its net interest margin to experience some modest compression in the near term. Among those factors that could cause margin and spread not to perform as anticipated by the Company include: greater and more frequent than anticipated changes in interest rates, including the impact of basis risk between various interest rate indices, changes in the shape of the yield curve, the effect of prepayments or renegotiated rates, increased price competition on both deposits and loans, promotional pricing on deposits, changes in the mix of earning assets and the mix of liabilities, including greater than anticipated use of wholesale sources to fund the Branch Expansion, and greater than expected loan delinquencies resulting in non-accrual status. The Company is liability sensitive over a one-year horizon, meaning that interest-earning assets are expected to re-price less quickly than interest-bearing liabilities.

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

The Provision was $4.5 million in the third quarter of 2005, an increase of $1.6 million or 58% from $2.8 million in the third quarter of 2004. Contributing to the increase were higher net charge-offs and changes in statistical loss estimates for loan pools. Net charge-offs in the third quarter of 2005 were $4.2 million or 47 basis points of average loans on an annualized basis, compared to $3.1 million or 38 basis points of average loans during the same period in 2004. The increase was primarily related to charge-offs on one large construction industry credit.

For the nine-month period ending September 30, 2005, the Provision declined $323,000 when compared to the first nine months of 2004, reflecting lower specific loss estimates on individually reviewed credits and net of increased allocations for loan concentrations, increases in statistical loss estimates for loan pools offset by higher net charge-offs. Net charge-offs were $10.7 million or 42 basis points of average loans on an annualized basis, for the nine-month period ending September 30, 2005, compared to $9.9 million or 43 basis points of average loans during the same period in 2004.

Non-Interest Income

Total non-interest income is comprised primarily of fee-based revenues from trust and asset management, bank-related service charges on deposits and mortgage banking income. Net security gains or losses, gains on loan and asset sales, increases in cash surrender value (CSV) and death benefits on COLI, brokerage commission income and bankcard fee income are also included in this category.

Overview - Non-interest income, including net security gains, totaled $19.3 million in the third quarter of 2005, an increase of $2.4 million or 14% from $16.9 million in the third quarter of 2004. The increase was attributable to a $1.3 million increase in mortgage banking income, a $1.0 increase in service charges on deposits, and a $1.3 million gain on the transition of the Vintage Equity Funds. These increases were mostly offset by a decrease of $1.1 million in gains on loan sales.

On a year-to-date basis, non-interest income increased $1.5 million to $52.8 million in 2005 compared to $51.3 million in 2004. Increases of $2.7 million, $1.3 million, $577,000 and $409,000 occurred in service charges on deposits, other non-interest income for the gain on the transition of the Vintage Equity Funds, bankcard fee income and mortgage banking income. These increases were partially offset by declines of $1.8 million in security gains, $1.4 million in gains on loan sales and $975,000 in trust and asset management income.

Trust and asset management income - Trust and asset management income includes trust, investment management, and employee benefit recordkeeping and administration services. It also includes advisory and fund administration fees from the Vintage Mutual Funds and various public fund programs. Trust and asset management income, totaled $4.9 million in the third quarter of 2005, a decrease of $164,000 or 3%, from $5.0 million in the third quarter of 2004. For the nine-month period ended September 30, 2005, trust and asset management income declined $975,000 from $15.9 million in 2004 to $14.9 million. The declines, for both the quarter and year-to-date periods, were primarily attributable to changes in the mix of administered assets associated with the below benchmark investment performance of the Vintage equity funds, and migration to an open architecture platform.

As noted above, increasing Trust and Asset Management Income is a key initiative of the Company that is directed at reversing the declines. AMCORE has moved toward a more open sales environment for investments referred to as open architecture. Through open architecture, clients have access to a full array of high quality investment options from preferred investment sources. This is being accomplished in two steps. First, during the third quarter of 2005, the Company completed the transaction with Federated Investors, Inc. for the transition of $142 million in assets of three Vintage equity funds into two Federated mutual funds. Second, in October 2005, the Company announced a definitive agreement with West Bancorporation, Inc. for the sale of IMG, it’s Des Moines investment subsidiary. This transaction is expected to close during the fourth quarter 2005.

As of September 30, 2005, total assets under administration were $4.6 billion, which includes $490 million in the Vintage mutual funds, compared to $4.2 billion and $734 million, respectively, as of September 30, 2004. The reduction in the Vintage mutual funds includes the transition of Vintage equity funds. In addition to overall market performance, trust and asset management revenues are dependent upon the Company’s ability to attract and retain accounts, specific investment performance and other economic factors.

Service charges on deposits - Service charges on deposits totaled $6.4 million in the third quarter of 2005, a $1.0 million or 19% increase over $5.4 million in the third quarter of 2004. For the first nine months of 2005, service charges on deposits were $17.4 million, an increase of $2.7 million or 18% over the $14.8 million in the prior year period. Service charges on personal deposit accounts were the primary driver of the increases for both the quarter and year-to-date periods and were impacted by higher deposit balances resulting from the Company’s Deposit Growth initiative.

Mortgage banking income - Mortgage banking income includes fees generated from the underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans, net of origination costs, servicing rights amortization and impairment.

Mortgage banking income was $1.6 million in the third quarter of 2005, an increase of $1.3 million from the third quarter of 2004. The increase included a $702,000 mortgage servicing rights impairment valuation reversal in the third quarter of 2005, compared to a $737,000 mortgage servicing impairment charge for the same period in 2004, a difference of $1.4 million. Mortgage loan closings increased $43 million to $146 million during the third quarter of 2005 compared to $103 million in the prior year period.

For the first nine months of 2005, mortgage banking income was $3.2 million on closings of $353 million, compared to $2.8 million on closings of $356 million for the first nine months of 2004. Year-to-date 2004 included a $737,000 mortgage servicing rights impairment charge, compared to none in the 2005 year-to-date period. Adjusted for the 2004 impairment charge, mortgage banking income declined $328,000 over the comparable nine-month periods.

Declines in closings were expected, as rising mortgage interest rates led to decreased refinancing activity. However, the Company continues to focus on growth of new purchase mortgages with additional mortgage originators, primarily in the Branch Expansion markets. New purchase mortgages showed a 20% increase in the third quarter of 2005 from the same period a year ago. New purchase mortgage growth could be negatively affected by a number of factors beyond the Company’s control, including heightened competition, higher mortgage interest rates, declines in new housing construction and adverse regulatory developments. New purchase mortgage closings were $213 million or 60% of total closings for the first nine months of 2005, compared to $195 million or 55% of total closings in the same period a year ago.

As of September 30, 2005, the carrying value of AMCORE’s capitalized mortgage servicing rights was $13.2 million, with no impairment valuation allowance. This compares to $11.6 million at September 30, 2004, net of the $737,000 impairment valuation. The unpaid principal balance of mortgage loans serviced for others was $1.3 billion as of both September 30, 2005, and September 30, 2004. The net carrying value of the Company’s capitalized mortgage servicing rights, as a percentage of the unpaid principal balance of mortgage loans serviced for others, was 0.98% and 0.92% as of September 30, 2005 and 2004, respectively.

COLI income - COLI income totaled $1.5 million in the third quarter of 2005, a $133,000 increase from $1.3 million in the third quarter of 2004. The increase was primarily due to increases in the value of underlying variable return investments. Year-to-date in 2005, COLI income declined $108,000 or 3% to $3.9 million from $4.1 million in the prior year period. The decline was due to $737,000 received in death benefit payouts in the 2004 period partly offset by a $350,000 downward adjustment in the second quarter of 2004 from a change in the carrier’s estimate of one policy’s CSV. AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. As of September 30, 2005, the CSV of COLI was $131 million, compared to $122 million at September 30, 2004.

Other non-interest income - Brokerage commission income, bankcard fee income, customer service fees, gain on sale of loans, net security gains and other non-interest income totaled $5.0 million in the third quarter of 2005, a $119,000 million or 2% increase from the third quarter of 2004. The increase was attributable to higher deposit-related fees, which includes bankcard fees and other customer service fees, and a gain of $1.3 million related to the transition of the Vintage equity funds, reduced by lower gains on the sale of loans and lower brokerage commissions. The combined totals for the year-to-date periods ended September 30, 2005 and 2004 were $13.3 million and $13.8 million, respectively, a decline of $508,000 or 4%. The decline was primarily related to lower net security gains of $1.8 million and gains on the sale of loans of $1.4 million. These declines were partially offset by increases as noted above.

Since January 1, 2004, merchants have been permitted to refuse signature-based debit card transactions with the potential for reduced bankcard fee income for card issuers. The change has not resulted in reduced bankcard fee income for the BANK as a larger cardholder base, a benefit of both the Branch Expansion and Deposit Growth initiatives, and greater card utilization have more than offset reductions in signature-based debit card transaction rates. For third quarter 2005, the Company’s bankcard fee income increased $150,000 to $1.3 million from $1.1 million in third quarter 2004. For the nine-month period ended September 30, 2005, bankcard fee income increased $577,000 to $3.6 million from $3.0 million for the same period in 2004.

Operating Expenses

Overview - Total operating expense was $38.1 million in the third quarter of 2005, an increase of $3.2 million or 9%, from $34.9 million in the third quarter of 2004. For the first nine months of 2005, operating expense was $111.1 million, an increase of $3.4 million or 3%, from $107.7 million in the same period in 2004. The quarter and year-to-date periods of 2005 include increases in personnel costs, net occupancy and equipment, data processing and other real estate owned expense. Loan processing expenses also increased in the third quarter of 2005 compared to the prior year due to increased mortgage volumes, while advertising costs were higher on a year-to-date basis.

The efficiency ratio was 63.10% in the third quarter of 2005, compared to 63.14% for the same period in 2004. On a year-to-date basis, the efficiency ratio was 64.03% and 65.42% in 2005 and 2004, respectively. The efficiency ratio is calculated by dividing total operating expenses by revenues. Revenues are the sum of net interest income and non-interest income.

Personnel expense - Personnel expense, which includes compensation expense and employee benefits and is the largest component of operating expenses, was $22.6 million in the third quarter of 2005, an increase of

$1.5 million or 7% from $21.1 million in the third quarter of 2004. For the nine month periods ending September 30, 2005 and 2004, personnel expense totaled $66.6 million and $65.0 million, respectively, an increase of $1.7 million. The increase for both the quarter and year-to-date periods was primarily due to the Branch Expansion and annual cost-of-living increases, partly offset by lower incentive and commission expenses. Employee health care costs, while higher for the quarter, were lower on a year-to-date basis compared to 2004.

Facilities expense - Facilities expense, which includes net occupancy expense and equipment expense, was $5.7 million in the third quarter of 2005, an increase of $1.0 or 22% compared to $4.6 million in the third quarter of 2004. For the nine-month periods ending September 30, 2005 and 2004, facilities expense totaled $15.9 million and $14.4 million, respectively, an increase of $1.5 million or 11%. Increases for the quarter and year-to-date were affected by Branch Expansion, accelerated depreciation for equipment and software to be replaced or upgraded during the fourth quarter and personal computer replacements.

Data processing expense - Data processing expenses include costs related to core bank data processing, trust and other external processing systems. Data processing expense was $718,000 in the third quarter of 2005 compared to $580,000 in the third quarter of 2004, an increase of $138,000 or 24%. For the nine-month periods ending September 30, 2005 and 2004, data processing expense totaled $2.0 million and $1.7 million, respectively, an increase of $312,000 or 18%. The increase was due to higher external processing costs for systems used by the trust and asset management segment and growth in internet banking.

Other operating expenses - Other operating expenses include professional fees, communication expense, advertising and business development expenses and other costs, and were a combined total of $9.1 million in the third quarter of 2005, an increase of $509,000 or 6% from $8.6 million the third quarter of 2004. The increase was primarily due to higher loan processing expenses and other real estate owned (OREO) expenses. For the nine-month periods ending September 30, 2005 and 2004, other operating expenses were essentially flat at $26.6 million; declining $76,000 from the prior year. The decline was primarily due to lower loan processing and collection costs and private equity investment impairment charges recorded in 2004, partly offset by higher advertising expenses for the Deposit Growth initiative and higher OREO expenses.

Income Taxes - Income tax expense was essentially flat at $5.2 million in the third quarters of 2005 and 2004. While there was an small increase in income before taxes in the third quarter of 2005, an increase in tax-exempt COLI and securities income helped to reduce income tax expense for the period. For the nine month period ended September 30, 2005, income tax expense totaled $15.2 million, a $1.8 million increase over the $13.4 million in the same period of 2004. Income taxes were higher for the nine-month period of 2005 over the same period of 2004 due to an increase in earnings before income tax, partially offset by the impact of an increase in tax-exempt investments and COLI income.

The effective tax rates were 29.4% and 29.8% in the third quarters of 2005 and 2004, respectively, and were 29.2% and 29.0% for the nine months ended September 30, 2005 and 2004, respectively. Effective tax rates are lower than the statutory tax rates due primarily to investments in tax-exempt municipal bonds and increases in CSV and death benefits on COLI that are tax exempt.

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

Commercial Banking

The Commercial Banking Segment (“Commercial”) provides commercial banking services to large and small business customers through the BANK’s full service branch and LBO locations. The services provided by this Segment include lending, business checking and deposits, treasury management and other traditional as well as electronic banking services.

Overview - The Commercial Segment represented 68% and 64% of total Segment earnings in the third quarter of 2005 and 2004, respectively. For the nine-month periods ended September 30, 2005 and 2004, the Commercial Segment represented 72% and 69%, respectively, of total Segment earnings. Commercial Segment total assets were $2.8 billion at September 30, 2005 and represented 54% of total consolidated assets. This compares to $2.3 billion and 47%, respectively, at September 30, 2004.

Commercial earnings for the third quarter of 2005 and 2004 were $7.4 million and $6.9 million, respectively, an increase of $555,000 or 8%. Year-to-date earnings in 2005 were $21.4 million, compared to $18.9 million in the same period in 2004, an increase of $2.5 million or 13%. Higher net interest income reduced by higher operating expenses and income taxes were the primary reasons for the increases for both the quarter and year-to-date periods.

Net interest income increased $3.1 million and $9.6 million for the three and nine-month periods ended September 30, 2005, respectively, compared to the same periods in 2004. Both periods experienced increased interest income reduced by increased interest expense adjusted for net cost of fund allocations. The increase in interest income was attributable to higher average commercial loan volumes, primarily commercial real estate loans and higher yields on loans. The increased volumes are due in large part to the Branch Expansion. The increase in interest expense, as adjusted for net cost of fund allocations, was primarily due to the increased funding needs associated with the loan growth combined with rising interest rates. The higher yields on loans and increased rates on deposits were both attributable to higher short-term interest rates, which have impacted new product (loans and deposits) pricing as well as the re-pricing of variable rate products.

Non-interest income increased $122,000 in the third quarter of 2005 when compared to the same period a year ago. On a year-to-date basis, non-interest income declined $78,000. Both the increase for third quarter 2005 and the decrease for 2005 year-to-date, compared to the respective periods in 2004, are primarily due to gains on the sale of SBA guaranteed loans.

The Provision was relatively flat at $2.3 million for the third quarters of 2005 and 2004, and increased $160,000 for the year-over-year periods. The increase in the year-to-date Provision was primarily due to increased net charge-offs, reduced allocations made in 2004 for loan concentrations and higher statistical loss estimates on loan pools. Partially offsetting the increases were lower specific loss estimates.

Non-interest expense increased $2.2 million in the third quarter of 2005 compared to the third quarter of 2004. On a year-to-date basis, the increase was $5.2 million. The increases were largely due to increased Branch Expansion expenses and annual cost-of-living increases, particularly higher personnel costs, net occupancy expense and other real estate owned expenses.

Income taxes increased $354,000 and $1.6 million for the three and nine-month periods of 2005, respectively, compared to the same periods in 2004 due to higher pre-tax earnings.

Retail Banking

The Retail Banking Segment (“Retail”) provides retail-banking services to individual customers through the BANK’s branch locations in northern Illinois and south central Wisconsin. The services provided by this Segment include direct and indirect lending, checking, savings, money market and CD accounts, safe deposit rental, ATMs, and other traditional and electronic banking services.

Overview - The Retail Segment represented 18% and 30% of total Segment earnings in the third quarter of 2005 and 2004, respectively. For the nine-month periods ended September 30, 2005 and 2004, the Retail Segment represented 22% and 20%, respectively, of total Segment earnings. Retail Segment total assets were $657 million at September 30, 2005 and represented 13% of total consolidated assets. This compares to $823 million and 17% at September 30, 2004. The decline from the prior year is due to the $159 million Auto Loan Sales in the second half of 2004.

Retail earnings for the third quarter of 2005 were $2.0 million, a decrease of $1.2 million or 38% from the third quarter of 2004. The decline was due to higher provision and non-interest expense partly offset by higher net interest income and lower income tax expense. Year-to-date earnings in 2005 were $6.4 million, compared to $5.5 million in the same period in 2004, an increase of $915,000 or 17%. The increase for the year-to-date period was due to increased net interest income, higher non-interest income and lower Provision expense and was reduced by higher operating and income tax expenses.

Net interest income increased by $991,000 and $2.3 million for the three and nine-month periods ended September 30, 2005, compared to the same periods in 2004. Both periods experienced increased funding credits on deposits generated due to Deposit Growth. These were partially offset by lower loan volumes and higher interest expense. Lower loan volumes were due to declines in indirect automobile lending and the $159 million Auto Loan Sales in the second half of 2004. The increase in interest expense was due to rising short-term interest rates and promotional deposit pricing as part of the Deposit Growth initiative.

Non-interest income declined by $176,000 in the third quarter of 2005 compared to the same period a year ago due to lower gains on Auto Loan Sales mostly offset by higher service charges on deposits. Increased deposit service charges, net of lower gains on Auto Loan Sales, contributed to the increase of $1.5 million for the year-to-date period of 2005 compared to the prior year period.

The Provision increased $1.5 million during the third quarter of 2005 compared to a year ago, and decreased $1.1 million for the nine months ended September 30, 2005 compared to the same period in 2004. For the quarter, the increase was due to the reduction to loan loss allocations in 2004 associated with the Auto Loan Sales. For the nine-month period, the decline was primarily due to a decrease in net charge-offs, and reduced loan loss allocations associated with indirect automobile lending and the securitization of $159 million of indirect automobile loans in the second half of 2004.

Non-interest expense increased $1.3 million in the third quarter of 2005 compared to the third quarter of 2004. On a year-to-date basis, the increase was $3.4 million. The increases were largely due to increased Branch Expansion expenses and annual cost-of-living increases, particularly increased personnel costs and occupancy and equipment expenses.

Income taxes decreased $794,000 in third quarter of 2005 compared to the same period in 2004 due to lower pre-tax income. Year-to-date in 2005, income taxes were $583,000 higher than the prior year period, due to increased pre-tax earnings.

Trust and Asset Management

The Trust and Asset Management Segment (“TAM”) provides trust, investment management, employee benefit recordkeeping and administration and brokerage services. It also acts as an advisor and provides fund administration to the Vintage Mutual Funds and various public fund programs.

Overview - The TAM Segment represented 10% and 3% of total segment earnings in the third quarter of 2005 and 2004, respectively. For the year-to-date periods in 2005 and 2004, total segment earnings were 6% and 5%, respectively. TAM Segment total assets were $19 million at September 30, 2005 and represented less than 1% of total consolidated assets. At September 30, 2004, TAM total assets were $18 million, also less than 1% of total consolidated assets.

TAM earnings for the third quarter of 2005 were $1.1 million, an increase of $727,000 from the third quarter of 2004. Year-to-date earnings in 2005 were $1.8 million, compared to $1.5 million in the same period in 2004, an increase of $284,000 or 19%. The increases for both the three and nine-month periods were due to a $1.3 million gain related to the transition of $142 million of the three Vintage equity funds to two Federated mutual funds during the quarter.

Non-interest income increased $1.0 million and $94,000 for the three and nine-month periods ended September 30, 2005, respectively, when compared to the same periods in 2004. Both the three and nine-month increases were due to the gain noted above offset by lower trust and asset management revenues, attributable to changes in the mix of administered assets associated with the below benchmark investment performance of the Vintage equity funds, migration to an open architecture platform and lower brokerage commission income, primarily the result of lower annuity sales.

Non-interest expense decreased $221,000 in the third quarter of 2005 compared to the third quarter of 2004. On a year-to-date basis, the decrease was $435,000. The decreases were primarily due to lower personnel costs.

Income taxes increased $546,000 and $285,000 for the three and nine-month periods of 2005, respectively, compared to the same periods in 2004 due to higher pre-tax earnings.

It is expected that the transition of the Vintage Equity funds to the Federated mutual funds and the previously discussed sale of IMG will result in an annual reduction in TAM earnings of approximately $0.03 per diluted share.

Mortgage Banking

The Mortgage Banking Segment (“Mortgage”) provides a variety of mortgage lending products to meet its customers’ needs. It sells the majority of the long-term, fixed-rate loans to the secondary market and continues to service most of the loans sold.

Overview - The Mortgage Segment represented 4% and 3% of total segment earnings in the third quarter and year-to-date periods of 2005, respectively, compared to none and 6% in the same periods of 2004. Mortgage Segment total assets were $262 million at September 30, 2005 and represented 5% of total consolidated assets. This compares to $244 million and 5% at September 30, 2004.

Mortgage earnings increased $124,000 for the three-month period ended September 30, 2005, compared to the prior year period, but declined $1.6 million for the nine-month period ended September 30, 2005 compared to the prior year period. Earnings for the quarter increased due to higher non-interest income offset by lower net interest income, increased operating costs and higher income tax expense. The year-to-

date decline was primarily due to lower net interest income and increased Provision, which were partially offset by lower income tax expense.

Net interest income declined by $425,000 and $2.3 million for the three and nine-month periods ended September 30, 2005, compared to the same periods in 2004. The decline for both periods was due to increased net cost of funds allocations associated with rising short-term interest rates.

Non-interest income includes fees generated from the underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans, net of origination costs, servicing rights amortization and impairment. Non-interest income increased $996,000 in the third quarter of 2005 when compared to the same period a year ago. The increase was primarily due to a $702,000 mortgage servicing rights impairment reversal in the third quarter of 2005, compared to a $737,000 impairment charge in the comparable prior year period. Loan closings increased $43 million or 42% for the third quarter compared to the same period in the prior year. On a year-to-date basis, non-interest income increased $196,000 compared to the prior year. Year-to-date 2004 included a $737,000 mortgage servicing rights impairment charge, compared to a $53,000 mortgage servicing rights impairment reversal in the 2005 year-to-date period.

The Provision increased $76,000 and $664,000 for the third quarter and year-to-date periods of 2005, respectively, when compared to the prior year periods. The increase in the year-to-date Provision was primarily attributable to higher net charge-offs and higher specific loss estimates on certain individually reviewed loans.

Non-interest expense increased $291,000 in the third quarter of 2005 compared to the third quarter of 2004 due to higher loan processing expenses resulting from increased loan volumes. On a year-to-date basis, non-interest expense decreased $144,000. The decrease for the nine-month period was primarily due to lower loan processing and collection expenses and commissions, due to lower mortgage volumes.

Income taxes increased $80,000 and declined $1.0 million for the three and nine-month periods ended September 30, 2005, respectively, compared to the prior year periods due to a respective increase and decline in pre-tax earnings.

BALANCE SHEET REVIEW

Total assets were $5.3 billion at September 30, 2005, an increase of $313 million or 6% from December 31, 2004. Total liabilities increased $300 million over the same period and stockholders’ equity increased $13 million. The following discusses changes in the major components of the Consolidated Balance Sheet since December 31, 2004.

Cash and Cash Equivalents - Cash and cash equivalents increased $25 million from December 31, 2004 to September 30, 2005, as the cash provided by financing activities of $281 million and by operating activities of $51 million exceeded the cash used for investing activities of $307 million.

Securities Available for Sale - Total securities available for sale as of September 30, 2005 were $1.2 billion, a decrease of $54 million or 4% from December 31, 2004. The decline was primarily attributable to agencies and mortgage-backed securities. At September 30, 2005 and December 31, 2004, the total securities available for sale portfolio comprised 24% and 27%, respectively, of total earning assets, including COLI. Among the factors affecting the decision to purchase or sell securities are the current assessment of economic and financial conditions, including the interest rate environment, the liquidity needs of the Company and its pledging obligations.

Mortgage and asset backed securities, as of September 30, 2005, totaled $868 million and represent 73% of total available for sale securities. The distribution of mortgage and asset backed securities includes $415 million of U.S. government-sponsored enterprise (GSE) mortgage-backed pass through securities, $453 million of GSE collateralized mortgage obligations and $17 million of private issue collateral mortgage obligations, all of which are rated AAA except for $10 million of securities rated B2.

The $1.2 billion of total securities available for sale includes gross unrealized gains of $5 million and gross unrealized losses of $19 million, of which the combined effect, net of tax, is included as accumulated other comprehensive income (OCI) in stockholders’ equity. At December 31, 2004, gross unrealized gains of $11 million and gross unrealized losses of $8 million were included in the securities available for sale portfolio. For further analysis of the securities available for sale portfolio, see Note 2 of the Notes to Consolidated Financial Statements.

Loans Held for Sale - At September 30, 2005, mortgage origination fundings awaiting delivery to the secondary market were $39 million, compared to $31 million at December 31, 2004. Residential mortgage loans are originated by the Mortgage Banking Segment, of which non-conforming adjustable rate, fixed-rate and balloon residential mortgages are normally retained by the BANK. The conforming adjustable rate, fixed-rate and balloon residential mortgage loans are sold in the secondary market to eliminate interest rate risk, as well as to generate gains on the sale of these loans and servicing income. Loans held for sale are recorded at the lower of cost or market value.

Loans - Loans represent the largest component of AMCORE’s earning asset base. At September 30, 2005, total loans were $3.6 billion, an increase of $321 million or 10% from December 31, 2004, and represented 72% of total earning assets, including COLI. See Note 3 of the Notes to Consolidated Financial Statements.

Total commercial real estate loans, including real estate construction loans, increased $252 million or 14%, commercial, financial and agricultural loans increased $47 million, or 6%, and 1-4 family real estate loans increased $24 million or 6%. The increases were driven primarily by the Branch Expansion.

Deposits - Total deposits at September 30, 2005 were $4.1 billion, an increase of $361 million or 10% when compared to December 31, 2004, due to an increase of $394 million in bank-issued deposits which totaled $3.5 billion at the end of the third quarter of 2005. The increase in bank-issued deposits is attributable to the Deposit Growth initiative and Branch Expansion. Bank-issued deposits represent 86% and 83% of total deposits at September 30, 2005 and December 31, 2004, respectively.

Borrowings - Borrowings totaled $687 million at September 30, 2005 and were comprised of $517 million of short-term and $170 million of long-term borrowings. Comparable amounts at December 31, 2004 were $589 million and $165 million, for a combined decrease in borrowings of $67 million or 9%. See Notes 6 and 7 of the Notes to Consolidated Financial Statements.

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

The parent company has a commercial paper placement agreement with an unrelated financial institution that provides for the issuance of non-rated short-term unsecured debt obligations at negotiated rates and terms, not to exceed $50 million. In the event the agent is unable to place the parent company’s commercial paper on a particular day, the proceeds are provided by overnight borrowings on a reciprocal line of credit with the same financial institution. At September 30, 2005 and December 31, 2004, there were no outstanding balances of commercial paper or overnight borrowings.

Stockholders’ Equity - Total stockholders’ equity at September 30, 2005 was $400 million, an increase of $13 million or 3% from December 31, 2004. The increase in stockholders’ equity was primarily due to a $24 million increase in retained earnings partly offset by an $11 million decline in accumulated other comprehensive income (OCI). The decline in OCI relates to changes in net unrealized gains and losses on the investment securities available for sale portfolio.

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

In the Auto Loan Sales, indirect automobile loan receivables are transferred to a multi-seller variable-interest entity (VIE). Since the Company is not the primary beneficiary of the VIE, consolidation is not required under the terms of FIN No. 46R, “Consolidation of Variable Interest Entities.” As a result, the net carrying amount of the loans is removed from the Company’s Consolidated Balance Sheets and certain retained residual interests are recorded. The Company’s retained interests are subordinate to the interests of investors in the VIE and are subject to prepayment risk, interest-rate risk and credit risk on the transferred auto loans. The Company’s risk of loss attributable to credit and prepayment is limited to carrying value of the retained interests. Neither the investors nor the VIE have any further recourse to the Company’s other assets for failure of the automobile debtors to pay when due. Interest rate risk could exceed the carrying value of the retained interests, but such a possibility is considered remote as of September 30, 2005. The Company also retains the rights to service the loans that are sold.

As of September 30, 2005, the balance of automobile loans serviced and not included on the Company’s Consolidated Balance Sheets was $128 million and the carrying value of retained interests was $8.2 million. See Note 5 of the Notes to Consolidated Financial Statements.

Mortgage loan sales - The Company also originates mortgage loans that it sells to the secondary market. The Company typically retains the right to service the loans that are sold. As of September 30, 2005, the unpaid principal balance of mortgage loans serviced for others was $1.3 billion. These loans are not recorded on the Company’s Consolidated Balance Sheets. The Company, as of September 30, 2005 and in accordance with SFAS No 140, had recorded $13.2 million of capitalized mortgage servicing rights. There was no impairment valuation as of September 30, 2005 compared to $53,000 at December 31, 2004. See Note 4 of the Notes to Consolidated Financial Statements.

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

The total notional amount of swap contracts outstanding was $238 million as of September 30, 2005 compared to $219 million at December 31, 2004. As of September 30, 2005, swap contracts had an aggregate negative carrying and fair value of $3.5 million. This compares to a positive $286,000 carrying and fair value at December 31, 2004. For further discussion of derivative contracts, see Note 8 of the Notes to Consolidated Financial Statements.

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

At September 30, 2005, liabilities in the amount of $671,000 representing the value of the guarantee obligations associated with certain of the financial and standby letters of credit, had been recorded in accordance with FIN 45. These amounts are expected to be amortized into income over the lives of the commitments. The contractual amount of all letters of credit, including those exempted from the scope of FIN 45, was $206 million at September 30, 2005. See Note 9 of the Notes to Consolidated Financial Statements.

The carrying value of mortgage loan commitments recorded as an asset totaled $186,000 at September 30, 2005 compared to $222,000 at December 31, 2004. This amount represents the fair value of those commitments marked-to-market in accordance with SFAS 138, “Accounting for Derivative Instruments and Hedging Activities” and in accordance with Staff Accounting Bulletin No. 105. The total notional amount of mortgage loan commitments was $34 million at September 30, 2005. This compares to $28 million at December 31, 2004. See Note 8 of the Notes to Consolidated Financial Statements.

At September 30, 2005, the Company had extended $911 million in loan commitments other than the mortgage loan commitments and letters of credit described above, compared to $817 million at December 31, 2004. This amount represented the notional amount of the commitment. A contingent liability of $714,000 has been recorded for probable losses on unfunded commitments and letters of credit outstanding at September 30, 2005.

Equity investments - The Company has a number of equity investments that are not readily marketable and that have not been consolidated in its financial statements. At September 30, 2005, these investments included $5 million in private equity fund investments that were reported under either the cost or equity method, depending on the percentage of ownership. Not included in the carrying amount were commitments to fund an additional $700,000 at some future date. The Company also has recorded investments of $4 million, $20 million and $92,000 respectively, in stock of the Federal Reserve Bank, the Federal Home Loan Bank (FHLB) and the Federal Agricultural Mortgage Corporation. These investments are recorded at amortized historical cost or fair value, as applicable, with income recorded when dividends are declared. During the first quarter of 2005, the Company sold its holdings of Freddie Mac preferred stock, recording a loss of $51,000.

Other investments, comprised of various affordable housing tax credit projects (AHTCP) and other community reinvestment act investments, totaled approximately $330,000 at September 30, 2005. Losses are limited to the remaining investment and there are no additional funding commitments on the AHTCPs. Those investments without guaranteed yields were reported on the equity method, while those with guaranteed yields were reported using the effective yield method. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus additional commitments.

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

Fiduciary and agency - The Company’s subsidiaries also hold assets in a fiduciary or agency capacity that are not included in the Consolidated Financial Statements because they are not assets of the Company. Total assets managed or administered by the Company at September 30, 2005 were $4.6 billion and at December 31, 2004 were $4.4 billion.

Contractual Obligations

In the ordinary course of its business, the Company enters into certain contractual arrangements. These obligations include issuance of debt to fund operations, property leases and derivative transactions. During the first nine months of 2005, the Company entered into five operating lease agreements. There are no residual value guarantees on these leases and no lease termination penalties or acceleration clauses. Other than these transactions, there were no material changes in the Company’s contractual obligations since the end of 2004. Amounts as of December 31, 2004 are listed in the following table:

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Time Deposits	$1,671,902	$852,438	$724,342	$63,603	$31,519
Long-Term Debt (1)	163,959	—	16,723	79,009	68,227
Capital Lease Obligations (2)	2,958	163	342	346	2,107
Operating Leases	17,871	2,489	4,180	3,555	7,647
Purchase Obligations (3)	1,600	1,600	—	—	—

Total	$1,858,290	$856,690	$745,587	$146,513	$109,500

(1)	Excluding Capital Lease Obligations.

(2)	Including related interest.

(3)	Branch office for which a purchase contract was signed during 2004; the closing on the property took place in 2005.

See Notes 6 and 7 of the Notes to the Consolidated Financial Statements and Note 5 of the Notes to the Consolidated Financial Statements included in the Form 10-K Annual Report for the year ended December 31, 2004.

ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

AMCORE’s credit risk is centered in its loan portfolio, which totaled $3.6 billion, or 72% of earning assets, including COLI on September 30, 2005. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer’s failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration and borrower concentration.

The Company is also exposed to credit risk with respect to its $131 million investment in COLI. AMCORE manages this risk by diversifying its holdings among various carriers and by periodic internal credit reviews. All carriers have “Secure” ratings from A. M. Best that range from a low of “A” (Excellent) to “A++” (Superior).

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

The determination by management of the appropriate level of the Allowance amounted to $40.0 million at September 30, 2005, compared to $40.9 million at December 31, 2004. Decreases of $2.1 million for other loss estimates, and $2.0 million for specific loss estimates on certain individually reviewed loans were partially offset by increases of $2.1 million in statistical loss estimates on loan pools based upon historical loss experience and $1.1 million in unallocated loss estimates. Other loss estimates are based upon the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect the borrower’s ability to repay, and current economic and industry conditions. The decrease in other loss estimates was primarily attributable to improvement in the overall and local economies and reduced loan concentration concerns primarily related to improved credit quality and industry outlook for loans concentrated in the nonresidential building operators, building contractors and developers, truck operators, general farm portfolios, and health services industry.

At September 30, 2005, the Allowance as a percent of total loans and of non-accrual loans was 1.11% and 168%, respectively. These compare to the same ratios at December 31, 2004 of 1.25% and 136%. Net charge-offs were $10.7 million for the first nine months of 2005, an increase of $820,000 from $9.9 million for the same period in 2004. This was 0.42% and 0.43% of annualized average loans for the year-to-date periods of 2005 and 2004, respectively. Increases in commercial loan net charge-offs of $1.6 million and residential real estate net charge-offs of $228,000 were partially offset by a decline in consumer/installment net charge-offs of $1.0 million.

Non-performing Assets - Non-performing assets consist of non-accrual loans, loans 90 days past due and still accruing, foreclosed real estate and other repossessed assets. Non-performing assets totaled $27.9 million as of September 30, 2005, a decline of $10.0 million or 26% from $37.9 million at December 31, 2004 and increased $2.5 million or 10% from $25.3 million at September 30, 2004. The $10.0 million decrease since December 31, 2004 consisted of a $6.1 million decrease in non-performing loans, a $3.1 million decrease in foreclosed real estate, and a $869,000 decrease in other foreclosed assets. The decrease in non-performing loans consisted of a $6.4 million decrease in non-accrual loans partially offset by a $316,000 increase in loans 90 days past due. The $2.5 million increase since September 30, 2004 consisted of a $5.6 million increase in non-performing loans partially offset by a $3.1 decline in foreclosed assets. Total non-performing assets represented 0.53%, 0.77% and 0.52% of total assets at September 30, 2005, December 31, 2004 and September 30, 2004, respectively.

Non-accrual loan totals include a $4.3 million construction industry related credit that was added to non-accrual loans during the fourth quarter of 2004. The credit is in the process of workout and the Company has assigned a specific allocation to reflect an estimated impairment loss as of September 30, 2005. While the Company strives to reflect all known risk factors in its evaluation, the ultimate loss could differ materially from the current estimate. The Company expects the workout process to continue for the remainder of the calendar year 2005. See Item 7, Management’s Discussion And Analysis of Financial Condition And Results Of Operation, “Critical Accounting Estimates,” included in the Company’s Form 10-K Annual Report for the year ended December 31, 2004, for a discussion of the judgments and assumptions that are most critical in determining the adequacy of the Allowance.

In addition to the amount of non-accruing and delinquent loans over 90 days past due, management is aware that other possible credit problems of borrowers may exist. Credits are considered substandard assets due to either less than satisfactory performance history, lack of borrower's sound worth or paying capacity, or inadequate collateral. Loans classified as substandard are monitored accordingly. As of September 30, 2005 and December 31, 2004, there were $2.0 million and $11.4 million, respectively, in this risk category that were 60 to 89 days delinquent and $1.9 million and $2.1 million, respectively, that were 30 to 59 days past due. In addition, as of September 30, 2005 and December 31, 2004, respectively, there were $36.0 million and $18.2 million of loans that were current, but had loss allocations of $4.5 million and $6.3 million.

Concentration of Credit Risks - As previously discussed, AMCORE strives to maintain a diverse loan portfolio in an effort to minimize the effect of credit risk. Summarized below are the characteristics of classifications that exceed 10% of total loans.

Commercial, financial, and agricultural loans were $811 million at September 30, 2005, and comprised 23% of gross loans, of which 1.28% were non-performing. Annualized net charge-offs of commercial loans during the first nine months of 2005 represented 0.38% of the average balance of the category. There were no loan concentrations within this category in excess of 10% of total loans.

Commercial real estate and construction loans were $2.0 billion at September 30, 2005, comprising 57% of gross loans, of which 0.55% were classified as non-performing. Annualized net charge-offs of construction and commercial real estate loans during the first nine months of 2005 represented 0.39% of the average balance of the category. This category included $562 million of loans to nonresidential building operators, which was 16% of total loans. There were no other loan concentrations within this category that exceeded 10% of total loans.

Residential real estate loans, which include home equity and permanent residential financing, totaled $437 million at September 30, 2005, and represented 12% of gross loans, of which 0.80% were non-performing. Annualized net charge-offs of residential real estate in the first nine months of 2005 loans represented 0.20% of the average balance in this category.

Installment and consumer loans were $314 million at September 30, 2005, and comprised 9% of gross loans, of which 0.30% were non-performing. Annualized net charge-offs of consumer loans in the first nine months of 2005 represented 1.00% of the average balance of the category. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $249 million at September 30, 2005. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of consumer credit.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity Management

Overview - Liquidity management is the process by which the Company, through its Asset and Liability Committee (ALCO) and treasury function, ensures that adequate liquid funds are available to meet its financial commitments on a timely basis, at a reasonable cost and within acceptable risk tolerances.

Liquidity is derived primarily from bank-issued deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources include brokered CDs, Fed Funds purchased lines, Federal Reserve Bank discount window advances, FHLB advances, repurchase agreements, commercial paper and back-up lines of credit, the sale or securitization of loans, balances maintained at correspondent banks and access to other capital markets. Bank-issued deposits, which exclude brokered CD’s, are considered by management to be the primary, most stable and most cost-effective source of funding and liquidity. The BANK also has capacity, over time, to place additional brokered CD’s as a source of mid to long-term funds. The percentage of brokered deposits declined to 14% at September 30, 2005, from 17% at December 31, 2005.

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

Overall liquidity increased during the third quarter of 2005, as non-core funding declined $20.2 million, which includes a decrease of $21.5 million in wholesale deposits, partially offset by an increase in borrowings of $1.3 million. Non-core funding represented 24% of total assets as of September 30, 2005 compared to 28% at December 31, 2004. The Company remains confident of its ability to meet and manage its short and long-term liquidity needs.

Investment securities portfolio - Scheduled maturities of the Company’s investment securities portfolio and the prepayment of mortgage and asset backed securities represent a significant source of liquidity. Approximately $4 million, or less than one percent, of the securities portfolio will contractually mature during the remainder of 2005. This does not include mortgage and asset backed securities since their payment streams may differ from contractual maturities because borrowers may have the right to prepay obligations, typically without penalty.

Loans - Funding of loans is the most significant liquidity need, representing 69% of total assets as of September 30, 2005. Since December 31, 2004, loans increased $321 million. Loans held for sale, which represents mortgage origination funding awaiting delivery to the secondary market, increased $8 million since December 31, 2004. The scheduled repayments and maturities of loans represent a substantial source of liquidity. Loan growth from same-store and Branch Expansion continue to be the greatest liquidity need of the Company.

Bank-issued deposits - Bank-issued deposits typically are the most cost-effective and reliable source of liquidity for the Company. Since December 31, 2004, bank-issued deposits increased $394 million. The increase in bank-issued deposits was primarily due to the Deposit Growth Initiative and Branch Expansion.

Branch expansion - The Company’s Branch Expansion strategy poses the greatest challenge to short and long-term liquidity. The Branch Expansion has required, and will continue to require, other sources of liquidity to fund the expected loan growth net of expected deposit growth and the remaining $68 million of capital investment. Through September 30, 2005, Branch Expansion has required the funding of $1.36 billion in loans while generating $640 million in deposits.

Parent company - In addition to the overall liquidity needs of the consolidated Company, the parent company requires adequate liquidity to pay its expenses, repay debt when due and pay stockholder dividends. Liquidity is primarily provided to the parent through the BANK and other subsidiaries in the form of dividends and through commercial paper borrowings. In the first nine months of 2005, dividends from subsidiaries amounted to $19 million, compared to $28 million in the same period a year ago.

Other sources of liquidity - As of September 30, 2005, other sources of readily available liquidity totaled $970 million and included $204 million of FED Funds lines, unused collateral sufficient to support $399 million in Federal Reserve Bank discount window advances, $216 million of unpledged debt investment securities, $50 million of unused commercial paper and backup line of credit borrowings and $101 million of FHLB advances. The Company also has capacity, over time, to place brokered CDs as a source of mid- to long-term liquidity. The BANK’s indirect auto portfolio, which at September 30, 2005 was $249 million, is a potential source of liquidity through additional Auto Loan Sales, but declining volumes and aging of the portfolio decreases the likelihood that the remaining portfolio would meet the eligibility criteria established by the securitization trust. The Bank also has a home equity portfolio of $221 million. Certain of these loans could also be packaged and securitized but the Bank has no current plans to do so.

Other uses of liquidity - At September 30, 2005, other potential uses of liquidity totaled $1.2 billion and included $911 million in commitments to extend credit, $34 million in residential mortgage commitments primarily for sale to the secondary market, and $206 million in letters of credit. At December 31, 2004, these amounts totaled $1.0 billion.

Capital Management

Total stockholders’ equity at September 30, 2005, was $400 million, an increase of $13 million or 3% from December 31, 2004. The increase in stockholders’ equity was primarily due to $24 million in retained earnings partially offset by an $11 million decline in OCI. The decline in OCI relates to changes in net unrealized gains and losses on the investment securities available for sale portfolio.

AMCORE paid $12.7 million of cash dividends during the first nine months of 2005, which represent $0.51 per share, or a dividend payout ratio of 34%. The book value per share increased $0.52 per share to $16.09 at September 30, 2005 from $15.57 at December 31, 2004.

The Company does not have a formally announced Repurchase Program in place at this time, however, the Company does repurchase shares in open-market transactions in accordance with Exchange Act Rule 10b-18 through a limited group of brokers. These repurchases are used to replenish the Company’s Treasury Stock for re-issuances related to stock options and other employee benefit plans. Also included in the repurchased shares are direct repurchases from participants related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. During the first nine months of 2005, the Company purchased 114,300 shares in open-market transactions at an average price of $30.65 per share.

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

AMCORE’s total risk-based capital at 11.04%, its Tier 1 capital at 10.07% and its leverage ratio at 8.04%; all significantly exceed the regulatory minimums (as the following table indicates), as of September 30, 2005. The BANK, whose ratios are not presented below, is considered a “well-capitalized” institution based on regulatory guidelines.

	September 30, 2005		December 31, 2004		September 30, 2004
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets)	$457,143	11.04%	$434,207	11.39%	$427,766	11.42%
Total Capital Minimum	$331,267	8.00%	305,058	8.00%	299,760	8.00%

Amount in Excess of Regulatory Minimum	$125,876	3.04%	$129,149	3.39%	$128,006	3.42%

Tier 1 Capital (to Risk Weighted Assets)	$417,152	10.07%	$393,138	10.31%	$385,732	10.29%
Tier 1 Capital Minimum	$165,633	4.00%	152,529	4.00%	149,880	4.00%

Amount in Excess of Regulatory Minimum	$251,519	6.07%	$240,609	6.31%	$235,853	6.29%

Tier 1 Capital (to Average Assets)	$417,152	8.04%	$393,138	8.03%	$385,732	8.01%
Tier 1 Capital Minimum	$207,424	4.00%	195,908	4.00%	192,687	4.00%

Amount in Excess of Regulatory Minimum	$209,728	4.04%	$197,230	4.03%	$193,045	4.01%

Risk adjusted assets	$4,140,834		$3,813,223		$3,746,996

Average assets	$5,185,607		$4,897,693		$4,817,177

TABLE 1

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	For the Three Months ended September 30,
	2005			2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$1,207,262	$13,705	4.54%	$1,233,926	$13,844	4.49%
Short-term investments	10,411	90	3.43%	5,249	16	1.23%
Loans held for sale (3)	35,833	746	8.33%	32,609	707	8.66%
Commercial	804,314	13,653	6.73%	735,864	9,935	5.37%
Commercial real estate	1,986,672	33,645	6.72%	1,548,689	21,783	5.60%
Residential real estate	445,192	6,955	6.22%	405,784	5,711	5.62%
Consumer	316,777	5,205	6.52%	499,241	8,257	6.58%

Total loans (1) (4)	$3,552,955	$59,458	6.64%	$3,189,578	$45,686	5.70%

Total interest-earning assets	$4,806,461	$73,999	6.12%	$4,461,362	$60,253	5.38%
Allowance for loan losses	(42,598)			(44,006)
Non-interest-earning assets	427,874			412,202

Total assets	$5,191,737			$4,829,558

Liabilities and Stockholders’ Equity:
Interest-bearing demand & savings deposits	$1,814,734	$9,753	2.13%	$1,382,348	$3,119	0.90%
Time deposits	1,140,835	8,979	3.12%	1,129,726	7,085	2.49%

Total Bank issued interest-bearing deposits	$2,955,569	$18,732	2.51%	$2,512,074	$10,204	1.62%
Wholesale deposits	593,889	5,849	3.91%	647,561	4,661	2.86%
Short-term borrowings	516,470	4,553	3.50%	606,686	3,537	2.32%
Long-term borrowings	164,094	2,595	6.27%	180,565	2,313	5.10%

Total interest-bearing liabilities	$4,230,022	$31,729	2.98%	$3,946,886	$20,715	2.09%
Non-interest bearing deposits	495,683			456,803
Other liabilities	67,078			54,528
Realized Stockholders’ Equity	404,159			370,976
Other Comprehensive (Loss) Income	(5,205)			365

Total Liabilities & Stockholders’ Equity	$5,191,737			$4,829,558

Net Interest Income (FTE)		$42,270			$39,538

Net Interest Spread (FTE)			3.14%			3.29%

Interest Rate Margin (FTE)			3.50%			3.53%

(1)

The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35%. FTE adjustments totaled $1.2 million in 2005 and $1.1 million in 2004.

(2)	The average balances of the securities are based on amortized historical cost.

(3)

The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.

(4)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $633,000 and $679,000 for 2005 and 2004, respectively.

TABLE 2

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	For the Nine Months ended September 30,
	2005			2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$1,224,334	$42,095	4.58%	$1,188,060	$40,438	4.54%
Short-term investments	8,157	190	3.11%	6,718	49	0.96%
Loans held for sale (3)	27,174	1,797	8.82%	34,279	2,185	8.50%
Loans:
Commercial	759,852	36,389	6.40%	736,523	30,049	5.45%
Commercial real estate	1,916,744	92,312	6.44%	1,445,657	59,330	5.48%
Residential real estate	434,043	19,608	6.03%	389,738	16,424	5.62%
Consumer	317,680	15,539	6.54%	527,230	26,560	6.73%

Total loans (1) (4)	$3,428,319	$163,848	6.39%	$3,099,148	$132,363	5.70%

Total interest-earning assets	$4,687,984	$207,930	5.93%	$4,328,205	$175,035	5.40%
Allowance for loan losses	(42,099)			(44,021)
Non-interest-earning assets	421,343			406,634

Total assets	$5,067,228			$4,690,818

Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$1,702,060	$22,862	1.80%	$1,378,310	$8,937	0.87%
Time deposits	1,116,645	24,376	2.92%	1,114,573	21,391	2.56%

Total Bank issued interest-bearing deposits	$2,818,705	$47,238	2.24%	$2,492,883	$30,328	1.63%
Wholesale deposits	620,982	16,877	3.63%	571,406	11,957	2.80%
Short-term borrowings	524,904	11,926	3.04%	569,439	9,242	2.17%
Long-term borrowings	165,058	7,491	6.07%	182,784	6,992	5.11%

Total interest-bearing liabilities	$4,129,649	$83,532	2.70%	$3,816,512	$58,519	2.05%
Non-interest bearing deposits	482,091			442,466
Other liabilities	63,384			55,507
Realized Stockholders’ Equity	395,819			371,344
Other Comprehensive (Loss) Income	(3,715)			4,989

Total Liabilities & Stockholders’ Equity	$5,067,228			$4,690,818

Net Interest Income (FTE)		$124,398			$116,516

Net Interest Spread (FTE)			3.23%			3.35%

Interest Rate Margin (FTE)			3.54%			3.59%

(1)

The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35%. FTE adjustments totaled $3.6 million in 2005 and $3.2 million in 2004.

(2)	The average balances of the securities are based on amortized historical cost.

(3)

The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.

(4)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $1.9 million and $2.2 million for 2005 and 2004 respectively.

TABLE 3

ANALYSIS OF QUARTER-TO-QUARTER CHANGES IN NET INTEREST INCOME

	For the Three Months ended September 30, 2005/2004
	Increase/(Decrease) Due to Change in		Total Net Increase (Decrease)
	Average Volume	Average Rate
	(in thousands)
Interest Income:
Investment securities	$(301)	$162	$(139)
Short-term investments	26	48	74
Loans held for sale	67	(28)	39
Commercial	997	2,721	3,718
Commercial real estate	6,937	4,925	11,862
Residential real estate	589	655	1,244
Consumer	(2,977)	(75)	(3,052)

Total loans	5,620	8,152	13,772

Total Interest-Earning Assets	$4,955	$8,791	$13,746

Interest Expense:
Interest-bearing demand and savings deposits	$1,229	$5,405	$6,634
Time deposits	71	1,823	1,894

Total Bank issued interest-bearing deposits	2,055	6,473	8,528
Wholesale deposits	(411)	1,599	1,188
Short-term borrowings	(586)	1,602	1,016
Long-term borrowings	(224)	506	282

Total Interest-Bearing Liabilities	$1,588	$9,426	$11,014

Net Interest Income (FTE)	$3,367	$(635)	$2,732

The above analysis shows the changes in interest income (tax equivalent “FTE”) and interest expense attributable to volume and rate variances.

The change in interest income (tax equivalent) due to both volume and rate have been allocated to volume and rate changes in proporation to the relationship of the absolute dollar amounts of the change in each.

TABLE 4

ANALYSIS OF YEAR-TO-DATE CHANGES IN NET INTEREST INCOME

	For the Nine Months ended September 30, 2005/2004
	Increase/(Decrease) Due to Change in		Total Net Increase (Decrease)
	Average Volume	Average Rate
	(in thousands)
Interest Income:
Investment securities	$1,244	$413	$1,657
Short-term investments	12	129	141
Loans held for sale	(466)	78	(388)
Loans:
Commercial	972	5,368	6,340
Commercial real estate	21,476	11,506	32,982
Residential real estate	1,943	1,241	3,184
Consumer	(10,293)	(728)	(11,021)

Total loans	14,782	16,703	31,485

Total Interest-Earning Assets	$15,131	$17,764	$32,895

Interest Expense:
Interest-bearing demand and savings	$2,500	$11,425	$13,925
Time deposits	40	2,945	2,985

Total Bank issued interest-bearing deposits	4,338	12,572	16,910
Wholesale deposits	1,103	3,817	4,920
Short-term borrowings	(771)	3,455	2,684
Long-term borrowings	(723)	1,222	499

Total Interest-Bearing Liabilities	$5,142	$19,871	$25,013

Net Interest Income (FTE)	$9,989	$(2,107)	$7,882

The above table shows the changes in interest income on a fully tax equivalent (“FTE”) basis and interest expense attributable to volume and rate variances.

The change in interest income (FTE) due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

TABLE 5

ASSET QUALITY

The components of non-performing loans and foreclosed assets at September 30, 2005 and December 31, 2004 were as follows:

	September 30, 2005	December 31, 2004
	(in thousands)
Impaired loans:
Non-accrual loans
Commercial	$5,490	$1,816
Real estate	12,016	20,380
Other non-performing:
Non-accrual loans (1)	6,251	7,952
Loans 90 days or more past due and still accruing	2,164	1,848

Total non-performing loans	$25,921	$31,996

Foreclosed assets:
Real estate	1,879	4,940
Other	54	923

Total foreclosed assets	$1,933	$5,863

Total non-performing assets	$27,854	$37,859

Troubled debt restructurings	$13	$14

(1)	These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

An anaylsis of the allowance for loan losses for the periods ended September 30, 2005 and 2004 is presented below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in thousands)		($ in thousands)
Balance at beginning of period	$40,475	$43,230	$40,945	$42,115
Charge-Offs:
Commercial, financial and agricultural	518	2,093	2,619	6,460
Real estate - Commercial	2,465	1	5,672	1,041
Real estate - Residential	190	167	744	546
Installment and consumer	1,655	1,441	3,538	4,937
Direct leases	42	—	91	4

	4,870	3,702	12,664	12,988
Recoveries:
Commercial, financial and agricultural	81	115	546	1,366
Real estate - Commercial	11	4	129	67
Real estate - Residential	11	31	106	136
Installment and consumer	519	494	1,163	1,517
Direct leases	—	—	—	2

	622	644	1,944	3,088
Net Charge-Offs	4,248	3,058	10,720	9,900
Provision charged to expense	4,462	2,830	10,464	10,787
Reductions due to sale of loans and other	(714)	(1,022)	(714)	(1,022)

Balance at end of period	$39,975	$41,980	$39,975	$41,980

Ratio of net-charge-offs during the period to average loans outstanding during the period (1)	0.47%	0.54%	0.42%	0.43%

(1)	On an annualized basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As part of its normal operations, AMCORE is subject to interest-rate risk on the interest-earning assets it invests in (primarily loans and securities) and the interest-bearing liabilities it funds with (primarily customer deposits, brokered deposits and borrowed funds), as well as its ability to manage such risk. Fluctuations in interest rates may result in changes in the fair market values of AMCORE’s financial instruments, cash flows and net interest income. Like most financial institutions, AMCORE has an exposure to changes in both short-term and long-term interest rates. In the near-term, AMCORE expects that its interest-rate risk will be greater if interest rates decline.

While AMCORE manages other risks in its normal course of operations, such as credit and liquidity risk, it considers interest-rate risk to be its most significant market risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of AMCORE’s business activities and operations. In addition, since AMCORE does not hold a trading portfolio, it is not exposed to significant market risk from trading activities. During the first nine months of 2005, there were no material changes in AMCORE’s primary market risk exposures. Based upon current expectations, no material changes are anticipated in the future in the types of market risks facing AMCORE.

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

Based upon an immediate increase in interest rates of 100 basis points and no change in the slope of the yield curve, the potential decrease in net interest income for the twelve month period beginning October 1, 2005 would be approximately $713,000 or 0.42% of base forecasted net interest income. This analysis assumes no growth in assets or liabilities and replacement of maturing instruments with like-kind instruments. At the end of 2004, comparable assumptions would have resulted in a potential decrease in 2005 net interest income of $934,000 or 0.55%. Thus, AMCORE’s earnings at risk for rising rates has decreased slightly since the end of 2004.

Conversely, an immediate decrease in interest rates of 100 basis points and no change in the slope of the yield curve would result in a potential decrease in net interest income for the twelve month period beginning October 1, 2005 would be approximately $3.3 million or 1.94% of base forecasted net interest income. At the end of 2004, a similar decrease in rates would have resulted in a potential decrease in net interest income of $3.2 million or 1.91%. AMCORE’s sensitivity to declining interest rates has remained relatively stable since the end of 2004. Factors that contribute to the continued negative sensitivity to declining interest rates include the negative convexity of the mortgage-backed products, extended guaranteed rates on special deposit promotions, and the larger volume of floating rate commercial loans.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	none

(b)	none

(c)	The following table presents information relating to all Company repurchases of common stock during the third quarter of 2005:

Issuer Purchases of Equity Securities

Period	(a) Total # of Shares Purchased	(b) Average Price Paid per Share	(c) Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum # (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2005	20,975	$30.89	0	0
August 1 – 31, 2005	71,242	30.37	0	0
September 1 – 30, 2005	36,762	30.40	0	0

Total	128,979	$30.47	0	0

The Company does not have a formally announced Repurchase Program in place at this time, however, the Company does repurchase shares in open-market transactions in accordance with Exchange Act Rule 10b-18 through a limited group of brokers. These repurchases are used to replenish the Company’s Treasury Stock for re-issuances related to stock options and other employee benefit plans. Included in the repurchased shares above are direct repurchases from participants related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. Also included are 11,063 shares tendered to effect stock option exercise transactions.

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

Date: November 9, 2005

By:
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