Form 10-K
period 2005-12-31
AMCORE FINANCIAL INC
filed 2006-03-15
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 0–13393

AMCORE FINANCIAL, INC.

NEVADA	36–3183870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Seventh Street, Rockford, Illinois 61104

Telephone Number (815) 968–2241

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.22 par value

Common Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  X  Yes           No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.        Yes      X  No

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	Accelerated filer X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).         Yes       X   No

As of February 1, 2006, 24,791,000 shares of common stock were outstanding. The aggregate market value of the common equity held by non-affiliates, computed by reference to the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $683,506,000.

Documents Incorporated by Reference:

Portions of the Proxy Statement and Notice of 2006 Annual Meeting, dated March 15, 2006, are incorporated by reference into Part III of the Form 10-K for the fiscal year ended December 31, 2005.

AMCORE FINANCIAL, INC.

Form 10-K Table of Contents

PART I

ITEM 1.     BUSINESS

General

AMCORE Financial, Inc. (“AMCORE” or the “Company”) is a registered bank holding company incorporated under the laws of the State of Nevada in 1982. The Company’s corporate headquarters are located at 501 Seventh Street in Rockford, Illinois. The operations are divided into four business segments: Commercial Banking, Retail Banking, Investment Management and Trust, and Mortgage Banking. AMCORE owns directly or indirectly all of the outstanding common stock of each of its subsidiaries and provides its subsidiaries with advice and counsel on policies and operating matters among other things.

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

Banking Segments

General – AMCORE directly owns AMCORE Bank, N.A. (BANK), a nationally chartered bank. AMCORE also directly owns AMCORE Consumer Finance Company, Inc. (FINANCE), a consumer finance company, and indirectly owns Property Exchange Company, a qualified intermediary, which is a subsidiary of the BANK.

Geographic and Economic Information – The BANK conducts business at 72 locations throughout northern Illinois and southern Wisconsin (the “Service Area”). The Banking segments’ Service Area is dispersed among five basic economic areas: the Rockford, Illinois metropolitan area (Rockford), the Madison, Wisconsin metropolitan area (Madison), the Chicago, Illinois suburbs (Chicagoland), the Milwaukee, Wisconsin suburbs (Milwaukee) and community banking branches which are not otherwise specified (Community Banking). Locations in the Chicagoland, Rockford, Madison and Milwaukee economic areas are generally bounded by Interstates 94 in the north, 294 and 94 in the east, 80 in the south and 90 and 39 in the west where population growth, homeownership and household income are high and where there is a high concentration of mid-sized businesses. The Company’s recent growth strategy has focused on expansion within this area. In keeping with this focus, AMCORE exited certain Community Banking markets in 2001 and 2003 that no longer fit its growth objectives. For additional information see the “Branch Sales” discussion under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Among the five economic areas, Rockford has the highest concentration of manufacturing activities. Community Banking, on the other hand, has less growth potential and a greater concentration of smaller-sized business and agricultural concentrations. At the end of 2005, economic conditions for the Madison/Milwaukee Region were characterized as strong with low unemployment. For Chicagoland, economic conditions were stable with strong development activity, solid loan growth and declining unemployment rates. For Rockford, economic conditions were characterized as improving with declining unemployment rates. Economic conditions for the Community Banking Areas were stable with declining unemployment rates.

The BANK has 50 locations throughout northern Illinois, excluding the far northwestern counties, including the Illinois cities of Algonquin, Aurora, Carol Stream, Carpentersville, Crystal Lake, Des Plaines, Dixon, Elgin, Freeport, Gurnee, Lake Zurich, Libertyville, Lincolnshire, McHenry, Mendota, Morton Grove, Naperville,

Oak Brook, Orland Park, Peru, Princeton, Rockford, Schaumburg, St. Charles, Sterling, Woodstock and the surrounding communities. The BANK conducts business at 22 locations throughout southern Wisconsin, including the Wisconsin cities of Baraboo, Madison, Monroe, Mt. Horeb, Portage, Waukesha, Wauwatosa and the surrounding communities.

Through its banking locations, AMCORE provides various personal banking, commercial banking and related financial services. AMCORE also conducts banking business through four supermarket branches, which gives the customer convenient access to banking services seven days a week.

Investment Portfolio and Policies – As a complement to its Commercial and Retail Banking segments, the BANK also carries a securities investment portfolio. The level of assets that the Company holds in securities is dependent upon a variety of factors. Chief among these factors is the optimal utilization of the Company’s liquidity and capital. After consideration of loan demand, excess capital is available to allocate to high-quality investment activities that can generate additional income for the Company, while still maintaining strong capital ratios. In addition to producing additional interest spreads for the BANK, the investment portfolio is used as a source of liquidity, to manage interest rate risk and to meet pledging requirements of the BANK. The investment portfolio is governed by an investment policy designed to provide maximum flexibility in terms of liquidity and to contain risk from changes in interest rates. Individual holdings are diversified, maximum terms and durations are limited and minimum credit ratings are enforced and monitored. The BANK does not engage in trading activities. The amount of securities that the Company is permitted to invest in that have a higher degree of risk of loss are defined and limited by Company policy. The investment portfolio is managed on a day-to-day basis by a third-party professional investment manager. Portfolio performance and changing risk profiles are regularly monitored by the Asset and Liability Committee and the Investment Committee of AMCORE’s Board of Directors.

Sources of Funding – Liquidity management is the process by which the Company, through its Asset and Liability Committee (ALCO) and treasury function, ensures that adequate liquid funds are available to meet its financial commitments on a timely basis, at a reasonable cost and within acceptable risk tolerances. These commitments include funding credit obligations to borrowers, funding of mortgage originations pending delivery to the secondary market, withdrawals by depositors, repayment of debt when due or called, maintaining adequate collateral for secured deposits and borrowings, payment of dividends by the subsidiaries to the Company, payment of operating expenses, funding capital expenditures and maintaining deposit reserve requirements.

Liquidity is derived primarily from bank-issued deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided by operations and access to other funding sources. Other funding sources include brokered certificates of deposit (CDs), federal funds purchased lines (Fed Funds), Federal Reserve discount window advances, Federal Home Loan Bank (FHLB) advances, repurchase agreements, commercial paper and back-up lines of credit, the sale or securitization of loans, and access to other capital markets. Bank-issued deposits from the BANK’s retail and commercial customers are considered by management to be the primary, most stable and most cost-effective source of funding and liquidity.

Retail Banking Segment – Retail banking services to individuals include deposit (demand, savings and time deposit accounts) and lending activities. Principal lending types include installment loans (primarily direct and indirect automobile lending), mortgage and home equity loans, overdraft protection, personal credit lines and bankcard programs.

Mortgage and home equity lending have the lowest risk profile due to the nature of the collateral. Installment loans have an intermediate risk due to the lower principal amounts and the depreciating nature of the collateral. Personal lines and overdraft protection have the highest degree of risk since the loans are unsecured. The bankcard programs are a fee service for originating the relationship and no credit risk is retained by the BANK. The BANK manages its retail lending risk via a centralized credit process, risk scoring, loan-to-value and other underwriting standards, and knowledge of its customers and their credit history. As a general rule, the BANK does not actively engage in retail lending activities outside its geographic market areas. For segment financial information, see Note 18 of the Notes to Consolidated Financial Statements.

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

The BANK manages its commercial lending risks through a centralized underwriting process, serial sign-off requirements as dollar amounts increase, lending limits, monitoring concentrations, regular loan review and grading of credits, and an active work-out management process for troubled credits. For segment financial information, see Note 18 of the Notes to Consolidated Financial Statements.

The BANK is a lender in the Small Business Administration (SBA) program, with a total loan portfolio of $56 million as of December 31, 2005, and has earned Preferred Lender Status from the SBA in both Illinois and Wisconsin. AMCORE has also achieved Express Lender status, a national designation which significantly shortens the turnaround time from application to loan acceptance. SBA loans are popular with small business customers, offering them another source of financing.

Mortgage Banking Segment – The Mortgage Banking Segment is a full service operation providing a broad spectrum of mortgage products to meet its customer needs. Residential mortgage loans are originated, of which non-conforming adjustable rate, fixed-rate, jumbo and balloon mortgages are normally retained in the BANK’s real estate portfolio. The conforming adjustable rate, fixed-rate and balloon residential mortgage loans are normally sold in the secondary market. The Mortgage Banking Segment services most of the loans that are sold. See Note 18 of the Notes to Consolidated Financial Statements. The mortgage group earned an important honor for the fifth consecutive year. Once again, AMCORE was ranked in the top one percent nationally for quality service by Freddie Mac, earning Tier One Gold status and a place in the Freddie Mac Hall of Fame, a national honor shared by only 12 mortgage companies in 2004 and 15 in 2005.

Other Financial Services – The BANK provides various services to consumers, commercial customers and correspondent banks. Services available include safe deposit box rental, securities safekeeping, international services, and lock box, among other things.

The BANK also offers several electronic banking services to commercial and retail customers. AMCORE Online provides retail customers with online capability to access deposit and loan account balances, transfer funds between accounts, make loan payments, view checks and pay bills. AMCORE Online For Business facilitates access to commercial customers’ accounts via personal computers. It also permits the transfer of funds between accounts and the initiation of wire transfers and ACH activity to accounts at other financial institutions. The AMCORE TeleBank service provides retail and commercial customers the opportunity to use their telephone 24 hours a day to obtain balance and other information on their checking and savings accounts, certificates of deposit, personal installment loans and retail mortgage loans; all from a completely automated system. Automated teller machines located throughout AMCORE’s market area make banking transactions available to customers when the bank facilities or hours of operation are not convenient.

Investment Management and Trust Segment

AMCORE also owns AMCORE Investment Group, N.A. (AIGNA), a nationally chartered non-depository bank. AIGNA provides its clients with wealth management services, which include trust services, estate administration and financial planning. AIGNA also provides employee benefit plan administration and recordkeeping services.

AIGNA owns AMCORE Investment Services, Inc. (AIS). AIS, a wholly-owned subsidiary of AIGNA, is incorporated under the laws of the State of Illinois and is a member of the National Association of Security Dealers (NASD). AIS is a full-service brokerage company that offers a full range of investment alternatives including annuities, mutual funds, stocks, bonds and other insurance products. AIS customers can get real time stock market quotes, investment account information, and place trades for market hours execution 24 hours a day, 7 days a week through AMCORETrade.com.

On December 30, 2005, the Company sold Investors Management Group, Ltd. (IMG), a wholly-owned subsidiary of AIGNA and the largest Iowa-based manager of pooled public funds, to West Bancorporation, Inc. In addition, the transition of $142 million in assets of three Vintage equity funds into two mutual funds managed by Federated Investors, Inc. was completed in September 2005. The Company is committed to expanding the value-added wealth management services and options it offers its clients and customers. The sale of IMG supports the strategy of being a provider of high quality investment products, rather than a developer of proprietary investment products.

Competition

Active competition exists for all services offered by AMCORE’s bank and non-bank affiliates with other national and state banks, savings and loan associations, credit unions, finance companies, personal loan companies, brokerage and mutual fund companies, mortgage bankers, insurance agencies, financial advisory services, and other financial institutions serving the affiliates’ respective market areas. The principal competitive factors in the banking and financial services industry are quality of services to customers, ease of access to services and pricing of services, including interest rates paid on deposits, interest rates charged on loans, and fees charged for fiduciary and other professional services.

Since 1982, when Illinois multi-bank holding company legislation became effective, there have been many bank mergers and acquisitions in Illinois. These combinations have had the effect of increasing the assets and deposits of bank holding companies involved in such activities. Illinois legislation, effective December 1, 1990, permitted bank acquisitions in Illinois by institutions headquartered in any other state which has reciprocal legislation, further increasing competition. See “Supervision and Regulation” later in this Item 1.

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

Employment

AMCORE had 1,595 full-time equivalent employees as of February 1, 2006. AMCORE provides a variety of benefit plans to its employees including health, dental, group term life and disability insurance, childcare reimbursement, flexible spending accounts, retirement, profit sharing, 401(k), stock option, stock purchase and dividend reinvestment plans.

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

AMCORE is supervised and examined by the FRB. The BANK and AIGNA are supervised and regularly examined by the Office of the Comptroller of the Currency (OCC) and are subject to examination by the FRB. In addition, the BANK is subject to periodic examination by the FDIC.

FINANCE is regulated by the Illinois Department of Financial Institutions. AIS is supervised and examined by the NASD and the SEC.

Subsidiary Dividends and Capital

Legal limitations exist as to the extent to which the BANK can lend or pay dividends to AMCORE and/or its affiliates. The payment of dividends by a national bank without prior regulatory approval is limited to the current year’s net income plus the adjusted retained net income for the two preceding years. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the FRB and regulations issued by the FDIC and the OCC (collectively “Agencies”). As of December 31, 2005, approximately $73 million was available for payment to AMCORE in the form of dividends without prior regulatory approval, of which $27 million could be paid without causing the BANK to be less than well-capitalized. The BANK is also limited as to the amount it may lend to AMCORE and its affiliates. At December 31, 2005, the maximum amount available to AMCORE and its affiliates in the form of loans approximated $27 million. There were no loans outstanding from the BANK to affiliates at December 31, 2005. See Note 19 of the Notes to Consolidated Financial Statements.

The FRB issues risk-based capital guidelines for bank holding companies. These capital rules require minimum capital levels as a percent of risk-weighted assets. In order to be adequately capitalized under these guidelines, banking organizations must have minimum capital ratios of 4% and 8% for Tier 1 capital and total capital, respectively. The FRB also established leverage capital requirements intended primarily to establish minimum capital requirements for those banking organizations that have historically invested a significant portion of their funds in low risk assets. Federally supervised banks are required to maintain a minimum leverage ratio of not less than 4%. Refer to the Liquidity and Capital Management section of Item 7 for a summary of AMCORE’s capital ratios as of December 31, 2005 and 2004. See also Note 20 of the Notes to Consolidated Financial Statements.

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

Interest rate sensitivity has a major impact on the earnings of banks. As market rates change, yields earned on assets may not necessarily move to the same degree as rates paid on liabilities. For this reason, AMCORE attempts to minimize earnings volatility related to fluctuations in interest rates through the use of a formal asset/

liability management program and certain derivative activities. See Item 7A and Note 11 of the Notes to Consolidated Financial Statements included under Item 8 for additional discussion of interest rate sensitivity and related derivative activities.

Executive Officers of the Registrant

The following table contains certain information about the executive officers of AMCORE. There are no family relationships between any director or executive officer of AMCORE.

Name	Age	Principal Occupation Within the Last Five Years
Kenneth E. Edge	60	Chairman of the Board, President and Chief Executive Officer of AMCORE since January 2003. President and Chief Executive Officer from July 2002 to January 2003 and previously President and Chief Operating Officer of AMCORE until July 2002. Chairman of the Board, President and Chief Executive Officer of the BANK and Chairman of the Board of AIGNA. President and Chief Executive Officer of AIGNA since November 2003.

Donald H. Wilson	46	Executive Vice President and Chief Financial Officer of AMCORE since February 2006. Previously Senior Vice President and Corporate Treasurer of Marshall & Ilsley Corporation.

James S. Waddell	60	Executive Vice President, Chief Administrative Officer and Corporate Secretary of AMCORE. Director of the BANK and AIGNA.

Patricia M. Bonavia	55	Executive Vice President and Chief Operating Officer of AIGNA. President of AIS until November 2004. President of IMG since November 2004 and Director of IMG until its sale in December 2005. Director of the BANK and AIGNA since January 2004.

Eleanor F. Doar	49	Senior Vice President and Corporate Marketing Director of the BANK since February 2002. Previously Vice President, Advertising and Public Relations Manager of the BANK and was Marketing Manager for Vintage Mutual Funds Inc. until December 2005. Director of the BANK and AIGNA since January 2003.

John R. Hecht	47	Executive Vice President and Chief Commercial Officer of AMCORE since October 2005. Previously Executive Vice President and Chief Financial Officer of AMCORE. Director of the BANK and AIGNA.

Joseph B. McGougan	45	President of AMCORE Mortgage, a division of the BANK. President and Chief Executive Officer of AMCORE Mortgage, Inc. until it was merged into the BANK effective January 1, 2003. Executive Vice President of the BANK since October 2002. Director of the BANK and AIGNA.

Thomas R. Szmanda	46	Executive Vice President and Chief Retail Officer of the BANK since September 2005, and Senior Vice President and Chief Retail Officer of the BANK from October 2003 until September 2005. Previously Senior Vice President and Director of Retail Banking at Citizens Bank. Director of the BANK and AIGNA since November 2005.

ITEM 1.A. Risk	Factors

The Company faces a variety of risks that are inherent in its business, including interest rate, credit, liquidity, price/market, transaction/operation, compliance/legal, strategic and reputation. Following is a discussion of these risk factors. While the Company’s business, financial condition and results of operations could be harmed by any of the following risks or other factors discussed elsewhere in this report, Management’s Discussion and Analysis and Notes to the Consolidated Financial Statements, the mere existence of risk is not necessarily reason for concern. However, the following risks could cause actual results to materially differ from those discussed in any forward-looking statement.

Interest Rate Risk

As part of its normal operations, the Company, like most financial institutions, is subject to interest-rate risk on the interest-earnings assets it invests in (primarily loans and securities) and the interest-bearing liabilities it funds with (primarily customer deposits, brokered deposits and borrowed funds). This includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change to the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk).

Interest rates are sensitive to many factors that are beyond the Company’s control, including general economic conditions, the policies of various governmental and regulatory agencies and competition. These factors may cause fluctuations in interest rates that adversely affect the fair market values of the Company’s financial instruments, cash flows, and net income.

Credit Risk

The Company is exposed to the risk that third parties that owe it money, securities, or other assets will not perform their obligations. Credit risk arises anytime the Company extends, commits, invests, or otherwise exposes Company funds through contractual agreements, whether reflected on or off the balance sheet. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons. Credit risk includes the risk that the Company’s rights against third parties (including guarantors) may not be enforceable or realizable in all circumstances.

The Company’s credit risk is concentrated in its loan portfolio (including commitments) and its investment portfolio. The Company also has credit risk through other financial instruments including derivative contracts and Company owned life insurance. Credit risk is affected by a variety of factors including the credit-worthiness of the borrower or other party, the sufficiency of underlying collateral, the enforceability of third-party guarantees, changing economic and industry conditions and concentrations of credit by loan type, terms or geographic area, changes in the financial condition of the borrower or other party, and by credit and underwriting policies.

Liquidity Risk

Liquidity risk is the potential that the Company will be unable to meet its obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends because of an inability to liquidate assets or obtain adequate funding in a timely basis, at a reasonable cost and within acceptable risk tolerances.

Liquidity is required to fund credit obligations to borrowers, mortgage originations pending delivery to the secondary market, withdrawals by depositors, repayment of debt when due or called, dividends to shareholders, operating expenses and capital expenditures, among other things.

Liquidity is derived primarily from bank-issued deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations and access to other funding sources.

The Company’s liquidity can be affected by a variety of factors, including general economic conditions, market disruption, operational problems affecting third parties or the Company, unfavorable pricing, competition, the Company’s credit rating and regulatory restrictions.

Price/Market Risk

Price/market risk is the risk to earnings or capital arising from adverse changes in the value of financial instruments. While this includes credit and liquidity risk, the Company considers interest-rate risk to be its most significant market risk. There is an inverse relationship to changes in the fair value of the fixed-rate financial instruments with changes in interest rates, meaning that when rates increase the value of the financial instrument will decrease. Conversely, when rates decline the value of the financial instrument will increase.

While this relationship applies to all fixed-rate financial instruments, the primary instruments affected by price/market risk are traded instruments. Although the Company currently has only an available-for-sale and not a traded investment securities portfolio and, therefore, market fluctuations are recorded through equity and not the statements of income, on-going adverse market values could cause some security market values to deteriorate to the extent that they are considered to be other than temporary. At that time, the Company would be required to write-down security values to their market value as a charge to earnings.

Transaction/Operation Risk

Transaction/operation risk is a function of internal controls, information systems, employee integrity and operating processes. Significant deficiencies or material weaknesses in internal processes, controls, staff or systems could lead to impairment of liquidity, financial loss, disruption of the business, liability to clients, regulatory intervention or damage to the Company’s reputation. For example, the Company is highly dependent on its ability to process, on a daily basis, a large number of transactions. Failure of financial, accounting, data processing or other operating systems and controls to operate properly, of becoming disabled, or to keep pace with increasing volumes, could adversely affect the Company’s ability to capture, process and accurately report these transactions.

Compliance/Legal Risk

The Company is subject to compliance with an expanding body of regulatory, supervisory and examination requirements including capital adequacy, safety/soundness, customer privacy, anti-money laundering, truth-in-savings/lending and financial reporting, to name a few. Failure or the inability to comply with these various requirements can lead to diminished reputation and investor confidence, reduced franchise value, loss of business, curtailment of expansion opportunities, fines and penalties, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems.

Strategic Risk

Strategic risk is the potential for adverse consequences to the Company of poor business decisions or improper implementation of those decisions. It includes identifying and defining goals for the continued growth and success of the Company, developing strategies to accomplish the goals, and acquiring, developing and retaining the physical resources and human capital necessary to successfully execute the strategies.

Presently, the Company has four primary strategic initiatives: branch expansion, quality loan growth, deposit growth and increasing fee revenues. The Company’s ability to successfully execute these initiatives depends upon a variety of factors, including our ability to attract and retain experienced personnel, the continued availability of desirable business opportunities and locations, the competitive responses from other financial institutions in our new market areas, and the ability to manage growth.

All of these strategies could cause the Company’s expenses to increase faster than revenues. There are considerable initial and on-going costs involved in opening branches, growing loans in emerging markets, attracting new deposit relationships and repositioning the investment management and trust segment that can negatively impact earnings. For example, it takes time for new branches and relationships to achieve profitability.

Expenses could be further increased if there are delays in the opening of new branches or if attraction strategies are more costly than expected. Delays in opening new branches can be caused by a number of factors such as the inability to find suitable locations, zoning and construction delays, and success in attracting qualified personnel to staff the new branch. In addition, there is no assurance that a new branch will be successful even after it has been established.

Reputation Risk

Reputation risk arises from the possibility that negative publicity regarding the Company’s business practices, whether true or not, will cause a decline in its customer base or result in costly litigation. In a service industry, such as the financial services industry, where product choices between companies are not always clearly distinguishable and which in many cases are fungible, a company’s reputation for honesty, fair-dealing and good corporate governance may be one of its most important assets. Loss of or damage to that reputation can have severe consequences.

ITEM 1.B Unresolved	Staff Comments

None.

ITEM 2.     PROPERTIES

On December 31, 2005, AMCORE had 81 locations, of which 54 were owned and 27 were leased. The Commercial, Retail and Mortgage Banking segments had 80 locations, of which 54 were owned and 26 were leased. The Investment Management and Trust segment had one leased facility. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See Item 1 and Note 5 of the Notes to Consolidated Financial Statements included under Item 8 of this document for further information on properties. In addition, AMCORE had 267 ATM machine locations that were available without fee to AMCORE customers.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

See Items 6 and 8 of this document for information on the Company’s stock price ranges and dividends. AMCORE’s common stock trades on the NASDAQ National Market System under the symbol “AMFI.” There were approximately 8,800 holders of record of AMCORE’s common stock as of March 1, 2006. See Item 12 of this document for information on the Company’s equity compensation plans.

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

The following table presents information relating to all Company repurchases of common stock during the fourth quarter of 2005:

Issuer Purchases of Equity Securities

Period	(a) Total # of Shares Purchased	(b) Average Price Paid per Share	(c) Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum # (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2005	2,468	$22.41	0	0
November 1 – 30, 2005	0	0	0	0
December 1 – 31, 2005	84,131	31.68	0	0

Total	86,599	$31.42	0	0

The Company does not have a formally announced Repurchase Program in place at this time, however, the Company does repurchase shares in open-market transactions in accordance with Exchange Act Rule 10b-18 through a limited group of brokers. These repurchases are used to replenish the Company’s treasury stock for re-issuances related to stock options and other employee benefit plans. Included in the repurchased shares above are direct repurchases from participants, at their discounted price, related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. Also included are 19,131 shares tendered to effect stock option exercise transactions.

ITEM 6.     SELECTED FINANCIAL DATA

Five Year Comparison of Selected Financial Data

	2005	2004	2003	2002	2001
	(in thousands, except per share data)
FOR THE YEAR:
Interest income	$281,651	$233,827	$228,748	$253,128	$281,387
Interest expense	118,975	80,855	90,061	122,360	161,514

Net interest income	162,676	152,972	138,687	130,768	119,873
Provision for loan losses	15,194	15,530	24,917	12,574	16,700
Non-interest income	66,127	65,612	81,210	59,347	65,467
Operating expenses	146,121	138,391	136,055	124,307	116,434

Income from continuing operations before income taxes, extraordinary item & accounting change	67,488	64,663	58,925	53,234	52,206
Income taxes	19,501	18,632	15,756	12,316	12,353

Net income from continuing operations before extraordinary item & accounting change	$47,987	$46,031	$43,169	$40,918	$39,853
Discontinued operations:
Income (loss) from discontinued operations	707	(629)	685	4,257	4,398
Income tax expense (benefit)	3,753	(294)	350	1,704	2,029

Income (loss) from discontinued operations	$(3,046)	$(335)	$335	$2,553	$2,369
Extraordinary item: Early extinguishment of debt (net of tax)	—	—	—	—	(204)
Cumulative effect of accounting change (net of tax)	—	—	—	—	225

Net income	$44,941	$45,696	$43,504	$43,471	$42,243

Return on average assets (1)	0.94%	0.97%	0.98%	0.96%	0.98%
Return on average equity (1)	12.18	12.15	11.80	12.42	12.74
Net interest margin	3.53	3.59	3.54	3.53	3.42

AVERAGE BALANCE SHEET:
Total assets	$5,117,654	$4,749,072	$4,424,520	$4,242,499	$4,054,874
Gross loans	3,480,947	3,128,352	2,902,208	2,665,875	2,518,772
Earning assets	4,738,688	4,380,796	4,069,154	3,899,321	3,750,714
Deposits	3,978,225	3,566,237	3,335,177	3,091,532	2,932,699
Long-term borrowings	166,837	178,584	193,862	212,997	288,680
Stockholders’ equity	394,117	378,771	365,689	329,548	312,855

ENDING BALANCE SHEET:
Total assets	$5,344,902	$4,940,488	$4,543,628	$4,520,714	$4,021,847
Gross loans	3,721,864	3,278,800	2,992,309	2,883,717	2,477,193
Earning assets	4,935,124	4,559,580	4,193,474	4,145,365	3,670,113
Deposits	4,213,216	3,734,691	3,375,937	3,301,475	2,895,059
Long-term borrowings	169,730	165,018	184,610	185,832	268,230
Stockholders’ equity	398,517	386,578	375,584	355,681	301,660

FINANCIAL CONDITION ANALYSIS:
Allowance for loan losses to year-end loans	1.10%	1.25%	1.41%	1.22%	1.37%
Allowance to non-accrual loans	187.99	135.81	132.98	108.24	128.28
Net charge-offs to average loans	0.42	0.47	0.57	0.42	0.44
Non-accrual loans to gross loans	0.58	0.92	1.06	1.13	1.07
Average long-term borrowings to average equity	42.33	47.15	53.01	64.63	92.27
Average equity to average assets	7.70	7.98	8.27	7.77	7.72

STOCKHOLDERS’ DATA:
Earnings Per Common Share
Basic: Income from continuing operations	$1.93	$1.84	$1.73	$1.66	$1.56
Discontinued operations	(0.12)	(0.01)	0.02	0.10	0.10

Net Income	$1.81	$1.83	$1.75	$1.76	$1.66

Diluted: Income from continuing operations	$1.91	$1.82	$1.72	$1.64	$1.55
Discontinued operations	(0.12)	(0.01)	0.01	0.11	0.09

Net Income	$1.79	$1.81	$1.73	$1.75	$1.64

Book value per share	16.06	15.57	14.98	14.35	12.26
Dividends per share	0.68	0.68	0.66	0.64	0.64
Dividend payout ratio	37.54%	37.11%	37.80%	36.44%	38.66%
Average common shares outstanding	24,814	24,955	24,896	24,701	25,490
Average diluted shares outstanding	25,087	25,251	25,090	24,911	25,730

(1)	Ratios from continuing operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and Subsidiaries (“AMCORE” or the “Company”) consolidated financial condition as of December 31, 2005 compared to December 31, 2004, and the consolidated results of operations for the three years ended December 31, 2005. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

FACTORS INFLUENCING FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains, and periodic filings with the Securities and Exchange Commission and written or oral statements made by the Company’s officers and directors to the press, potential investors, securities analysts and others will contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of AMCORE. Statements that are not historical facts, including statements about beliefs and expectations, are forward-looking statements. These statements are based upon beliefs and assumptions of AMCORE’s management and on information currently available to such management. The use of the words “believe”, “expect”, “anticipate”, “plan”, “estimate”, “should”, “may”, “will” or similar expressions identify forward-looking statements. Forward-looking statements speak only as of the date they are made, and AMCORE undertakes no obligation to update publicly any forward-looking statements in light of new information or future events.

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

Presented below are discussions of those accounting policies that management believes require its most difficult, subjective and complex judgments about matters that are inherently uncertain (Critical Accounting Estimates) and are most important to the portrayal and understanding of the Company’s financial condition and results of operations. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also Note 1 of the Notes to Consolidated Financial Statements.

Allowance for Loan Losses

Loans, the Company’s largest income earning asset category, are periodically evaluated by management in order to establish an estimated allowance for loan losses (Allowance) that are probable as of the respective reporting date and considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans where it is probable that the Company will be unable to collect all of the amounts due (principal or interest) according to the contractual terms of the loan agreement (impaired loans) and statistical loss estimates for loan groups or pools that are based on historical loss experience, as adjusted for other loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions, among other things. Additions to the Allowance are charged against earnings for the period as a provision for loan losses (Provision). Conversely, this evaluation could result in a decrease in the Allowance and Provision.

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

While the Company strives to reflect all known risk factors in its evaluations, judgment errors may occur. If different assumptions or conditions were to prevail, the amount and timing of interest income and loan losses could be materially different. These factors are most pronounced during economic downturns and may continue into an economic recovery, as specific credit performance may not be immediately affected by the stress of the downturn. Since, as described above, so many factors can affect the amount and timing of losses on loans, it is difficult to predict with any degree of certainty the effect to income if different conditions or assumptions were to prevail. Nonetheless, if any combination of the above judgments or assumptions were to have adversely affected the adequacy of the Allowance by ten percent during 2005, an additional Provision of $4.1 million may have been necessary. See also Table 2 and Note 4 of the Notes to Consolidated Financial Statements.

Mortgage Servicing Rights

The Company recognizes as separate assets the right to service mortgage loans for others. Because it is retained as an asset, the amount allocated to mortgage servicing rights will have a favorable impact on the amount of gain or loss that is recognized on the sale of the loans.

The mortgage servicing rights asset is amortized in proportion to the principal amortization of the underlying loan portfolios that are being serviced. Amortization of the servicing rights asset will reduce the amount of income that is recorded in the respective period from the servicing of the mortgage loans.

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

Judgments and assumptions that are most critical to the application of this accounting policy are prepayment speeds that will determine the amount and period of servicing revenue that is expected to be earned, appropriate risk-weighted discount rates used to determine the present value of estimated net future cash flows, estimated interest earned on amounts collected for real estate tax and property insurance premiums that are held in escrow until payment is due and estimated costs to service the loans. These assumptions are based upon actual performance of the underlying loans and the general market consensus regarding changes in mortgage and other interest rates. For example, declining mortgage interest rates typically result in accelerated mortgage prepayments, which tend to shorten the life and reduce the value of the servicing rights asset.

If different assumptions and conditions were to prevail, materially different amortization and valuation allowances than those that were recorded may be required. Since, as described above, so many factors can affect the value of mortgage servicing rights, it is difficult to predict with any degree of certainty the effect to income if different conditions or assumptions were to prevail. Nonetheless, if any combination of the above judgments or assumptions were to have adversely affected their fair value by ten percent beyond their carrying value at December 31, 2005, an impairment charge of $1.3 million would have been necessary. See also Note 7 of the Notes to Consolidated Financial Statements.

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

Since the projected income from the Servicing Rights has approximated what is considered “adequate compensation” for servicing the loans, no asset or liability is recorded for Servicing Rights. Income from servicing is recognized as earned pursuant to the terms of the servicing agreement and to the extent cash collections from the borrowers exceed payments to the investors and agent. Cash collections in excess of the Servicing Rights income that is earned is next applied to the Interest Only Strip. The value allocated to the Interest Only Strip is reduced and interest income is recorded assuming a constant yield based upon the discount rate used to estimate its fair value. At the end of the estimated life of the securitization, the carrying value of the Interest Only Strip that is attributable to the Excess Spread will be fully amortized. At that time, the carrying value of the Interest Only Strip that is attributable to the Overcollateralization will have accreted to the cash that is expected to be released by the securitization trust.

Because the Company’s retained residual interests are subordinated to the interests of securitization investors and the trust agent, there are risks that the carrying value of the Interest Only Strip will not be fully recovered, which would result in a charge to earnings. These include the risk that the asset will have a shorter life than originally estimated (prepayment risk), that actual credit losses may exceed expected credit losses (credit risk) and that interest paid to the securitization trust and investors will be greater than projected (interest rate risk). The Company’s risk of loss attributable to credit and prepayment is limited to its interest in the Interest Only Strip. Neither the investors nor the securitization trust have any further recourse to the Company’s other assets. Interest rate risk could exceed the Company’s interest in the Excess Spread, but such a possibility is not considered probable as of December 31, 2005. Each reporting period, the fair value of the Interest Only Strip is evaluated based upon current estimates and assumptions of the net present value of residual future cash flows net of remaining expected credit losses and anticipated releases of Overcollateralization. Changes in fair value are generally recorded net of tax as a component of other comprehensive income (OCI). If this evaluation results in fair values that are less than the amortized carrying value of the Interest Only Strip, and if the decline is considered other than temporary, in accordance with Emerging Issues Task Force (EITF) Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets,” the decline is charged against earnings for the current period. Finally, each reporting period, new Interest Only Strip amortization schedules are developed based upon current estimates, assumptions, adjusted carrying values and revised constant yields.

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

If different assumptions and conditions were to prevail, noticeably different results could occur because the recorded value of the Interest Only Strip may need to be written off or written down faster than planned and cash flows from the retained residual interests may be less than expected. Since, as described above, so many factors can affect the value of the Interest Only Strip, it is difficult to predict with any degree of certainty the affect on income if different conditions or assumptions were to prevail. Nonetheless, if any combination of the above judgments or assumptions were to have adversely affected their value by an additional ten percent and the decline was determined to be other than temporary, an impairment charge of $925,000 would have been necessary. This amount includes a $228,000 temporary impairment valuation allowance charged to OCI as of December 31, 2005. See also Note 8 of the Notes to Consolidated Financial Statements.

OVERVIEW OF OPERATIONS

AMCORE reported net income from continuing operations of $48.0 million or $1.91 per diluted share for the year ended December 31, 2005. This compares to $46.0 million or $1.82 per diluted share for the same period in 2004 and represents a $2.0 million or 4% increase year to year. Diluted earnings per share from continuing operations increased 5% or $0.09. AMCORE’s return on average equity and on average assets from continuing operations for 2005 was 12.18% and 0.94%, respectively, compared to 12.15% and 0.97% in 2004.

Net income including discontinued operations was $44.9 million, or $1.79 per diluted share, for the year ended December 31, 2005. This compares to $45.7 million, or $1.81 per diluted share, for the same period in 2004 and represents a $755,000 or 2% decrease year to year. Diluted earnings per share including discontinued operations declined 1% or $0.02.

The most significant factors affecting 2005 net income from continuing operations, compared to 2004, were:

Net interest income – Increased $9.7 million due to increased loan volumes, partially offset by a decline in net interest margin. Increased commercial real estate volumes were the largest contributor and were partly offset by lower consumer loan volumes. Net interest margin was 3.53% in 2005 compared to 3.59% in 2004. The reduction in net interest margin was due to increased funding costs associated with a rising interest rate environment and deposit attraction strategies.

Provision for loan losses – Declined $336,000 to $15.2 million in 2005 from $15.5 million in 2004.

Non-interest income – Increased $515,000. The most significant increases were attributable to $3.5 million in service charges on deposits and $2.9 million in other non-interest income which includes $1.6 million in dividend income from investments in private equity funds and other customer service fees of $701,000. These were partially offset by lower net security gains, gains on sale of loans and mortgage banking income of $2.4 million, $1.6 million and $1.0 million, respectively.

Operating expenses – Increased $7.7 million from 2004 to 2005. Occupancy and equipment expenses increased $3.0 million primarily due to branch expansion, acceleration of depreciation and other costs related to data equipment upgrades and the impact of future scheduled rent increases. Personnel costs increased $2.9 million due to branch expansion and annual cost-of-living increases. Other operating expense increased $553,000 due to certain derivative instruments.

Income taxes – Increased $869,000, mainly due to higher earnings before income taxes. The effective tax rate was 28.9% in 2005 compared to 28.8% in 2004.

Discontinued operations – Declined $2.7 million from 2004 to 2005, due to an after-tax loss on the sale of Investor’s Management Group, Ltd. (IMG).

KEY INITIATIVES AND OTHER SIGNIFICANT EVENTS

Key Initiatives

Branch Expansion – During 2001, the Company’s banking operations (“BANK”) launched a branch expansion initiative targeting the area generally bounded by Interstates 94 in the north, 294 and 94 in the east, 80 in the south and 90 and 39 in the west (the “Branch Expansion”). The Branch Expansion strategy initially targets markets where there are high concentrations of mid-size businesses, with a seasoned commercial lending and treasury management sales staff in a leased facility (limited branch office or “LBO”). Once a book of business is developed and the LBO becomes profitable, plans to develop a permanent site for a full service facility in a nearby area that is surrounded by a high concentration of homeowners with strong population and household income growth are initiated. Increased capabilities in the markets served by these facilities, in addition to better brand recognition, are expected to accelerate the Company’s ability to generate bank-issued deposits, which will better support loan growth and decrease the use of wholesale funding.

Since the inception of the Branch Expansion strategy in April 2001, 23 new branches, net of closed offices, have opened. The new locations have contributed $1.5 billion in loans and $649 million in deposits outstanding as of December 31, 2005. Same store contributions, which include new branches that have been open at least one year, were $1.3 billion in loans and $639 million in deposits outstanding at December 31, 2005. During 2005, the Company opened three limited branch offices in Libertyville and Orland Park, Illinois and Wauwatosa, Wisconsin, a Milwaukee suburb.

During 2006, the Company anticipates opening four full-service branches and up to seven LBOs. By the end of 2009 the Company expects to have two-thirds of its branches located in markets that the Company believes exhibit strong growth characteristics.

To date, the Company’s Board of Directors has authorized a capital investment of $120 million to fund the Company’s Branch Expansion. As of December 31, 2005, $67 million of the total $120 million capital commitment remained to be spent.

As a complement to its Branch Expansion, the BANK has also expanded its automated teller machine system (ATMs), which includes both owned and third party operated, to 132 in Illinois and 135 in Wisconsin, or 267 overall at December 31, 2005 from 132 in Illinois and 37 in Wisconsin, or 169 overall, at December 31, 2004. These amounts include 101 additional ATMs located in Walgreens drug stores throughout Wisconsin as part of a co-branding relationship. The placement of additional ATMs is an important part of AMCORE’s commitment to provide quality customer service as additional ATMs provide AMCORE customers greater ease and convenience in completing banking transactions.

Quality Loan Growth – Improving credit quality is part of AMCORE’s Quality Loan Growth initiative. As part of this initiative, the Company’s commercial workout group intervenes at an early stage when an account begins to show signs of stress. Taking early action helps the Company to limit any further erosion in recoverable value. Average loans rose $353 million to $3.5 billion during 2005, an 11% increase over 2004. Over the same period of time, total non-accrual loans decreased 28% or $8.5 million to $21.7 million. Loans ninety-days past due and still accruing increased 362% or $6.7 million to $8.5 million. The increase was primarily comprised of three accounts that are well-secured and in the process of collection with no significant losses expected.

Deposit Growth – Average bank-issued deposits grew to $3.4 billion in 2005, an increase of 13%, or $383 million, compared to $3.0 billion in 2004. AMCORE continues to focus on transactional deposit growth, such as checking accounts, which helps lower funding costs, as well as increasing the number of households served by the Company. Handling a customer’s checking account enables the BANK to cross-sell other products and increases the likelihood of retaining their business over time. The Company’s goal is to become the customer’s primary bank, meeting all of their banking, mortgage and investment needs. Over the last year, the total number of households served by AMCORE increased by 8%. On the commercial side, the Company’s main emphasis is on cash management products, including remote deposit capture, as it focuses on its core niche of mid-size commercial customers. AMCORE continues to focus on bank-issued Deposit Growth because it provides a source of funding for the Branch Expansion and the Quality Loan Growth initiatives, and is also a means of reducing its reliance on wholesale funding sources.

Increasing Investment Management and Trust Income – As of the end of 2005, the Company completed its migration to an open architecture sales platform, which allows greater customer access to non-proprietary products. This included the transition of $142 million in assets of three Company-managed Vintage equity funds into two mutual funds managed by Federated Investors, Inc. (Federated) in September 2005 and the sale of the

Company’s asset management subsidiary IMG to West Bancorporation, Inc. (West Banc) on December 30, 2005. The Federated transaction resulted in an after-tax gain of $824,000, while the sale of IMG resulted in a $3.8 million after-tax loss. Both amounts are reported in discontinued operations. See Note 2 of the Notes to Consolidated Financial Statements. The amount of the West Banc loss is primarily due to a $3.2 million tax charge that resulted from a tax basis that was significantly lower than the Company’s carrying value. With these transactions, AMCORE has transitioned from being a developer of proprietary investment products to being a provider that can offer its customers a wider array of investment product choices.

The results of IMG for the current and prior periods are reported as discontinued operations. Investment Management and Trust income from continuing operations declined $967,000, or 6%, to $15.1 million in 2005 from $16.1 million in 2004. Assets under administration totaled $2.6 billion at the end of 2005 compared to $4.4 billion at the end of 2004. This decline includes the combined impact of the Federated and West Banc transactions.

Other Significant Events

Loan Securitizations – During 2004 and 2003, the BANK sold $159 million and $106 million of indirect automobile loans, respectively, in securitization transactions (the “Auto Loan Sale(s)”), resulting in pre-tax gains of $1.7 million and $2.5 million for the respective periods (the “Auto Loan Sale Gain(s)”). There were no Auto Loan Sales in 2005. Upon securitization, the BANK retained certain residual interests. The BANK’s retained interests are subordinate to investors’ interests and are subject to prepayment risk, interest-rate risk and credit risk on the transferred auto loans (see Critical Accounting Estimates discussion). Additional Auto Loan Sales in 2006 are possible. See Note 8 of the Notes to Consolidated Financial Statements.

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

Key Personnel and Board Changes – In October 2005, the Company announced that John Hecht, Executive Vice President and Chief Financial Officer (CFO), had assumed new operating responsibilities as Executive Vice President and Chief Commercial Officer. In this capacity, Mr. Hecht now oversees the BANK’s commercial line of business. Mr. Hecht retained his CFO responsibilities through February 6, 2006.

On January 31, 2006, the Company announced that Donald H. Wilson would join the Company as Executive Vice President and Chief Financial Officer effective February 6, 2006. Mr. Wilson will be responsible for overseeing Accounting and SEC Reporting, Planning and Financial Analysis, Loan Review, Treasury, Tax Reporting and Planning, Shareholder and Investor Relations, and Operations and Technology.

Mr. Wilson has over 25 years of banking industry experience, most recently as Senior Vice President and Corporate Treasurer at Marshall & Ilsley Corporation (M&I), Milwaukee, Wisconsin, which has $45 billion in assets and a market capitalization of $10 billion. While at M&I, Mr. Wilson was responsible for wholesale funding, interest rate risk management, investment portfolio management, capital management, corporate insurance and transfer pricing disciplines and was actively involved with the investor relations effort. He also has held positions at the Federal Reserve Bank of Chicago and ABN/AMRO North America/LaSalle National Bank, Chicago.

On February 10, 2006, the Company’s Board of Directors named Teresa Iglesias-Solomon to the Company’s Board of Directors, effective as of the May 2, 2006 board meeting. She replaces Karen Branding who stepped down from the Board in August of 2005. Ms. Iglesias-Solomon will serve on the board’s Compensation

Committee and the Governance and Nominating Committee. Ms. Iglesias-Solomon is currently Hispanic Marketing Director for Domino’s Pizza, a $4 billion publicly traded company with 5,000 stores.

Accounting Changes – Following is a discussion of accounting standards that materially affected the Company’s Consolidated Financial Statements for the periods and dates presented, along with recently issued accounting standards that may impact future periods.

In November 2003, the EITF reached a consensus on certain disclosure requirements under EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The new disclosure requirements apply to investment in debt and marketable equity securities that are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Effective for fiscal years ending after December 15, 2003, companies were required to disclose information about debt or marketable equity securities with market values below carrying values. The Company previously implemented the disclosure requirements of EITF Issue No. 03-1. In March 2004, the EITF came to a consensus regarding EITF 03-1. Securities in scope are those subject to SFAS 115. The EITF adopted a three-step model that requires management to determine if impairment exists, decide whether it is other-than-temporary, and record other-than-temporary losses in earnings. In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which will apply to reporting periods beginning after December 15, 2005. The FSPs provide guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. The FSPs also include accounting considerations subsequent to the recognition of other-than-temporary impairment and requirements for certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Based upon the status of the Company’s investment portfolio and management’s intent as of December 31, 2005, the adoption of this FSP is not expected to have a material impact. The future impact to the Company will be determined by the status of the investment portfolio and management’s intent as of the respective balance sheet date.

SFAS No. 123 (Revised 2004) (123R), “Share-Based Payment” was issued in December 2004 and will require compensation cost relating to share-based payment transactions be recognized in Consolidated Financial Statements effective for periods beginning after December 15, 2005. The Company’s preliminary estimates using a Black-Scholes model, indicate that implementation will result in a reduction in earnings and a decline in diluted earnings per share of approximately $0.07-$0.09 for 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. This Statement is effective, on a prospective basis, for fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Regulatory Developments – On May 31, 2005, the BANK entered into a written agreement with the Office of the Comptroller of the Currency (OCC). The agreement describes commitments made by the BANK and outlines a series of steps to address and strengthen the Company’s Regulatory Compliance Program. The BANK has implemented procedures to address the matters identified by the OCC. These procedures are subject to review by the OCC to determine if they comply with the commitment made in the agreement or whether additional steps are necessary. The agreement with the OCC is not expected to limit the BANK’s ability to continue the Branch Expansion.

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

Overview – FTE adjusted interest income is as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Interest Income Book Basis	$281,651	$233,827	$228,748
FTE Adjustment	4,775	4,327	5,255

Interest Income FTE Basis	286,426	238,154	234,003
Interest Expense	118,975	80,855	90,061

Net Interest Income FTE Basis	$167,451	$157,299	$143,942

Net interest income on an FTE basis increased $10.2 million or 6% in 2005 and increased $13.4 million or 9% in 2004. The increases for both 2005 and 2004 were primarily driven by increases in average loan volumes of 11% and 8%, respectively.

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

As Table 1 indicates, the net interest spread declined 16 basis points to 3.19% in 2005 from 3.35% in 2004, and increased 11 basis points in 2004 from the 2003 level of 3.24%. The net interest margin was 3.53% in 2005, a decline of six basis points from 3.59% in 2004. The 2004 level was an increase of five basis points from 3.54% in 2003.

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

Changes due to volume – In 2005, net interest income (FTE) increased due to average volume by $13.5 million when compared to 2004. This increase was comprised of a $20.4 million increase in interest income that was partially offset by a $6.9 million increase in interest expense. In 2004, net interest income (FTE) increased due to average volume by $10.5 million. This was comprised of a $17.4 million increase in interest income that was partially offset by a $6.6 million increase in interest expense.

The 2005 increase in interest income of $20.4 million was primarily due to a $353 million or 11% increase in average loans. Average commercial real estate and commercial loans increased a combined $470 million, driven mostly by the Branch Expansion. Average residential real estate loans increased $45 million. Average consumer loan balances declined $162 million compared to the prior year, largely due to the Auto Loan Sales and lower volumes of indirect automobile lending.

The 2005 increase in average loans was funded by a $383 million or 13% increase in average bank-issued deposits. Average wholesale funding declined by $35 million. The increase in average bank-issued deposits was attributable to the Company’s Deposit Growth and Branch Expansion initiatives.

The 2004 increase in interest income of $17.4 million was driven by a $226 million or 8% increase in average loans and a $111 million or 10% increase in average investment securities. The growth in average loans came from an increase of $316 million in commercial lending driven mostly by the Branch Expansion. Average consumer loan balances declined $86 million compared to the prior year, largely due to the Auto Loan Sales, and residential real estate loans declined $4 million. The growth in average investment securities was primarily attributable to mortgage-backed securities as the Company sought to replace mortgage-related assets that prepaid during the mortgage re-financing boom in 2002 and 2003 and pre-funding of expected cash flows from mortgage-backed securities.

The 2004 increase in average loans and investment securities was funded by a $153 million or 5% increase in average bank-issued deposits and a $172 million or 15% increase in average wholesale fundings, which included a $78 million increase in wholesale deposits. The increase in average bank-issued deposits was attributable to the Company’s Deposit Growth and Branch Expansion initiatives.

Changes due to rate – During 2005, net interest income (FTE) declined due to average rates by $3.3 million when compared with 2004. This was comprised of a $27.9 million increase in interest income that was more than offset by a $31.2 million increase in interest expense. Both loan yields and funding costs were affected by eight 25 basis point increases in the federal funds (Fed Funds) rate that occurred throughout 2005. The yield on average earning assets increased 60 basis points to 6.04% during 2005, compared to 5.44% in 2004. This was primarily attributable to an 80 basis point increase in average loan yields due to increasing loan volumes in the rising rate environment. During this same period of time, the rate paid on average interest bearing liabilities increased 76 basis points. All categories of liabilities experienced increased rates driven by increases in short-term rates. Interest-bearing demand and savings accounts, which saw the largest increase, were also affected by promotional deposit pricing strategies that were part of the Deposit Growth initiative.

During 2004, net interest income (FTE) increased due to average rates by $2.6 million when compared with 2003. This was comprised of a $13.2 million decrease in interest income that was more than offset by a $15.8 million decline in interest expense. The yield on average earning assets declined 31 basis points. This was comprised of a 33 basis point decline in the yield on average loans and a 29 basis point decline in the yield on average investment securities. Four 25 basis point increases in the Fed Funds rate, that occurred during the second half of 2004, were insufficient in terms of magnitude and length of time in effect to offset the negative impact on re-financing and re-pricing of loans and investment securities of a 450 basis point decline in the national prime rate that occurred from January 2001 through June 2004. The rate paid on average interest bearing liabilities declined 42 basis points during 2004, compared to 2003. This was primarily due to decreased rates paid on certificates of deposit (CDs), including brokered CDs, as older CDs bearing higher rates matured and re-priced during the period of lower interest rates and were not yet fully impacted by the increases in short-term rates during the latter half of 2004.

Like most financial institutions, AMCORE has an exposure to changes in both short-term and long-term interest rates. The Company expects its net interest margin to experience some modest compression in the near term. Among those factors that could cause margin and spread not to perform as anticipated by the Company include: greater and more frequent than anticipated changes in interest rates, including the impact of basis risk between various interest rate indices, changes in the shape of the yield curve, the effect of prepayments or renegotiated rates, increased price competition on both deposits and loans, promotional pricing on deposits, changes in the mix of earning assets and the mix of liabilities, including greater than anticipated use of wholesale sources to fund the Branch Expansion, and greater than expected loan delinquencies resulting in non-accrual status. Over a one-year horizon, AMCORE expects that its interest-rate risk will be greater should interest rates increase.

Provision for Loan Losses

The 2005 Provision (see Critical Accounting Estimates discussion) was $15.2 million, a decrease of $336,000 or 2% from $15.5 million in 2004. Reductions in specific loss estimates on individual loans were largely offset by higher loss estimates on delinquent loans and by changes in loss estimates on loan concentrations. Net charge-offs were $14.7 million or 42 basis points of average loans in 2005, compared to $14.6 million or 47 basis points of average loans in 2004.

The 2004 Provision was $15.5 million, a decrease of $9.4 million or 38% from $24.9 million in 2003. Reduced loan concentration concerns, lower net charge-offs, improved economic conditions, lower delinquencies and non-accrual loans and improved credit quality due to increasing experience in Branch Expansion markets and expanded workout/collection activities were all factors contributing to the reduction in the 2004 Provision. Net charge-offs were $14.6 million or 47 basis points of average loans in 2004, compared to $16.6 million or 57 basis points of average loans in 2003.

Non-Interest Income

Total non-interest income is comprised primarily of fee-based revenues from Investment Management and Trust, BANK-related service charges on deposits and mortgage banking income. Net security gains or losses, gain on Auto Loan Sales and Branch Sales, increases in cash surrender value (CSV) and death benefits on BANK and Company owned life insurance (COLI), brokerage commission income and bankcard fee income are also included in this category.

Overview – For 2005, non-interest income totaled $66.1 million, an increase of $515,000 or 1% from $65.6 million in 2004. Increases in service charges on deposits and other non-interest income were partly offset by lower net security gains, gains on sale of loans and mortgage banking income.

For 2004, non-interest income totaled $65.6 million, a decline of $15.6 million or 19% from $81.2 million in 2003. The decline was primarily attributable to reductions in mortgage banking income and Branch Gains that occurred in 2003.

Investment management and trust income – Investment Management and Trust income includes trust services, estate administration, financial planning, and employee benefit plan administration and recordkeeping services. Investment Management and Trust income has historically been the Company’s largest source of non-interest income and totaled $15.1 million in 2005. This was a decrease of $967,000 or 6% from $16.1 million in 2004. This followed a decrease of $55,000 or less than 1% from $16.1 million in 2003. The decline for 2005 was primarily attributable to lower personal trust services and mutual fund services income. The decline in 2004 was primarily due to lower mutual fund services and estate administration income that was nearly offset by increased personal trust services income and retirement/benefit plan services income. Investment Management and Trust income does not include $4.7 million, $4.9 million and $6.4 million of asset management related fees for 2005, 2004 and 2003, respectively. These have been reclassified to discontinued operations as a result of the Federated transaction and the sale of IMG to West Banc (see Increasing Investment Management and Trust Income

discussion). In 2006, the Company expects revenues from other sources of approximately $600,000 to partially offset the loss in asset management related fees, for a net revenue reduction of $4.1 million as a result of the Federated and West Banc transactions.

At December 31, 2005, total assets under administration totaled $2.6 billion compared to $4.4 billion at the end of 2004. This decline reflects the combined impact of the Federated and West Banc transactions.

Service charges on deposits – Service charges on deposits, currently the Company’s largest source of non-interest income, totaled $23.5 million in 2005, a $3.5 million or 17% increase over $20.1 million in 2005. This follows an increase of $1.4 million or 8% from $18.6 million in 2003. Service charges on personal deposit accounts were the primary driver of the increases for both periods and were impacted by an increase in deposit accounts resulting from the Deposit Growth initiative.

Mortgage banking income – Mortgage banking income includes fees generated from the underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans, net of origination costs, servicing rights amortization and impairment.

For 2005, mortgage banking income was $3.8 million, a decline of $1.0 million from $4.8 million in 2004. Total closings were $463 million in 2005 compared to $468 million in 2004. New purchase mortgage closings were $284 million or 61% of total closings in 2005, compared to $262 million or 56% of total closings in 2004. The 2005 decline in mortgage banking income was primarily due to lower gains on the sales of mortgage loans into the secondary market during a period of rising interest rates. Gains totaled $1.4 million in 2005 compared to $2.3 million in 2004.

For 2004, mortgage banking income was $4.8 million, a decline of $8.4 million from $13.2 million in 2003. The decline included a $53,000 mortgage servicing rights impairment charge in 2004, compared to a $3.4 million impairment reversal in 2003. Excluding impairment charges and reversals, mortgage banking income declined $5.0 million driven by a 48% decline in closings to $468 million in 2004, from $894 million in 2003 that was due to decreased refinancing activity. New purchase mortgage closings were $262 million or 56% of total closings in 2004, compared to $241 million or 27% of total closings in 2003.

The Company expects continued growth in new purchase mortgages as a result of additional mortgage originators, primarily in the Branch Expansion markets. New purchase mortgage growth could be negatively affected by a number of factors beyond the Company’s control, including heightened competition, higher mortgage interest rates, declines in new housing construction and adverse regulatory developments.

As of December 31, 2005, the carrying value of AMCORE’s capitalized mortgage servicing rights was $13.3 million, with no impairment valuation allowance. This compares to $12.5 million at December 31, 2004, net of a $53,000 impairment valuation allowance. The unpaid principal balance of mortgage loans serviced for others was $1.4 billion as of December 31, 2005. This compares to $1.3 billion as of December 31, 2004. The net carrying value of the Company’s capitalized mortgage servicing rights, as a percentage of the unpaid principal balance of mortgage loans serviced for others, was 0.97% as of December 31, 2005 and 2004.

COLI income – COLI income totaled $5.4 million in 2005, a $324,000 or 6% decline from $5.7 million in 2004. This compares with a $1.3 million or 18% decrease in 2004 from $7.0 million in 2003. The 2005 decline was due to $737,000 in death benefit payouts received in 2004 that were partly offset by a $350,000 downward adjustment recorded in 2004 due to a change in the carrier’s estimate of one policy’s CSV. The decrease for 2004 was due to declines in the value of underlying variable return investments, lower underlying investment rates, the $350,000 negative carrier adjustment in 2004, which reversed a positive estimate of value adjustment in 2003, and the impact of death benefit pay-outs. AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. As of December 31, 2005, the CSV of COLI was $132 million, compared to $124 million at December 31, 2004.

Other non-interest income – For 2005, brokerage commission income, bankcard fee income, gain on sale of branches, gain on sale of loans, net security gains and other non-interest income totaled $18.3 million, a $674,000 or 4% decline from 2004. For 2005, declines of $2.4 million in net security gains and $1.6 million in gain on sale of loans were largely offset by $1.5 million in dividend income from investments in private equity funds and a $754,000 increase in bankcard fee income. The decline in gain on sale of loans was due to the Auto Loan Sales in 2004. From 2003 to 2004, these same categories declined $7.3 million or 28%. The decrease was primarily attributable to the $8.2 million Branch Gain in the 2003 and lower net security gains, net of increased bankcard fee income, brokerage commission income and other income.

Since January 1, 2004, merchants have been permitted to refuse signature-based debit card transactions with the potential for reduced bankcard fee income for card issuers. The change has not resulted in reduced bankcard fee income for the BANK as a larger cardholder base, a benefit of both the Branch Expansion and Deposit Growth initiatives, greater card utilization and an expanded ATM network have more than offset reductions in signature-based debit card transaction rates. For both 2005 and 2004, bankcard fee income increased 18%.

Operating Expenses

Overview – In 2005, total operating expense was $146.1 million, an increase of $7.7 million or 6%, from $138.4 million in 2004. The increase was primarily due to a $3.0 million increase in occupancy and equipment costs and a $2.9 million increase in personnel costs.

In 2004, total operating expense increased $2.3 million or 2% from $136.1 million in 2003. The increase was primarily due to a $6.9 million increase in personnel costs that were partially offset by a $3.2 million decline in other expense and a $2.8 million decline in data processing expense.

The efficiency ratio was 63.86% in 2005, compared to 63.31% in 2004 and 61.87% in 2003. The efficiency ratio is calculated by dividing total operating expenses by revenues. Revenues are the sum of net interest income and non-interest income.

Personnel expense – Personnel expense includes compensation expense and employee benefits and is the largest component of operating expenses, totaling a combined $86.3 million in 2005, $83.4 million in 2004 and $76.5 million in 2003. Increases were $2.9 million or 3% in 2005 compared to 2004 and $6.7 million or 9% in 2004 compared to 2003. Direct personnel costs attributable to the Branch Expansion increased $4.0 million in 2005 and $5.8 million in 2004. Health care costs declined $208,000 in 2005 compared to 2004, but increased $827,000 in 2004 compared to 2003. The decline in 2005 was due to improved claims experience, partially offset by the impact of Branch Expansion. The increase in 2004 was due to the impact of Branch Expansion, adverse claim experience in the Company’s self-funded plan and overall medical cost inflation.

Facilities expense – Facilities expense, which includes net occupancy expense and equipment expense, was a combined $21.8 million in 2005, $18.9 million in 2004 and $17.8 million in 2003. Increases were $3.0 million or 16% in 2005 compared to 2004 and $1.0 million or 6% in 2004 compared to 2003. Increases for both periods included the impact of Branch Expansion. The increase in 2005 over 2004 included accelerated write-offs due to the earlier than expected replacement of the Company’s mainframe computer and the impact of adjustments for future scheduled rent increases. The increase in 2004 over 2003 included higher computer hardware and software costs, mainly due to the conversion and in-sourcing of the Company’s core data processing systems.

Data processing expense – Data processing expenses include costs related to core BANK data processing, trust and other external processing systems. Data processing expense was $2.4 million in 2005, $1.9 million in 2004 and $4.7 million in 2003. These represented an increase of $431,000 or 22% in 2005 compared to 2004 and a decline of $2.8 million or 59% in 2004 compared to 2003. The 2005 increase was due to higher external processing costs for systems used by the Investment Management and Trust segment and growth in internet banking. The decrease in 2004 was due to lower processing costs resulting from the data processing system conversion and in-sourcing during 2003.

Other operating expenses – Other operating expenses includes professional fees, communication expense, advertising and business development expenses and other costs, and were a combined $35.6 million in 2005, $34.2 million in 2004 and $37.0 million in 2003. These represented an increase of $1.5 million or 4% in 2005 compared to 2004 and a decrease of $2.8 million or 8% in 2004 compared to 2003. The increase in 2005 was primarily due to higher advertising and business development costs and $606,000 in derivative mark-to-market losses included in other expense for ineffective hedges and derivatives that did not qualify for hedge accounting. Other costs for 2003 included a $1.6 million prepayment penalty related to debt restructuring. The remaining decline for 2004, compared to 2003, was primarily due to lower loan processing and collection costs associated with lower mortgage volumes.

Income Taxes

Income tax expense totaled $19.5 million in 2005, compared to $18.6 million and $15.8 million in 2004 and 2003, respectively. The increase in income tax expense over the three years was mainly due to higher income before taxes. The decline in tax-exempt COLI income in 2004 compared to 2003 also contributed to a higher mix of taxable income for those comparable periods.

The effective tax rates were 28.9%, 28.8% and 26.7% in 2005, 2004 and 2003, respectively. Effective tax rates are lower than the statutory tax rates due primarily to investments in tax-exempt municipal bonds and increases in CSV and death benefits on COLI that are not taxable. The increase in effective tax rate in 2005 and 2004 over 2003 is primarily due to a decrease in the income related to these tax-exempt items relative to total pre-tax earnings. See Note 16 of the Notes to Consolidated Financial Statements.

Discontinued Operations

As a result of the Federated and West Banc transactions (see Increasing Investment Management and Trust Income discussion), the Company has reclassified the results of IMG for the current and prior periods to discontinued operations.

For 2005, net loss from discontinued operations was $3.0 million, compared to a net loss of $335,000 in 2004. The net loss in 2005 included a $3.8 million after-tax loss on the sale of IMG to West Banc and an $824,000 after-tax gain on the Federated transaction. The amount of the loss on the West Banc transaction is primarily due to the related tax expense of the transaction of $3.2 million, resulting from the Company’s carryover tax basis in IMG.

The $335,000 net loss from discontinued operations in 2004 compares to $335,000 of net income from discontinued operations in 2003. The decline was primarily attributable to lower advisory and management fees from public fund clients, including the loss of a major public fund customer in the fourth quarter of 2003, the loss and migration of business associated with the decline in investment performance of the Vintage equity funds, increased price competition, and fee waivers on money market funds.

EARNINGS REVIEW BY BUSINESS SEGMENT

AMCORE’s internal reporting and planning process focuses on four primary lines of business (Segment(s)): Commercial Banking, Retail Banking, Investment Management and Trust, and Mortgage Banking. Note 18 of the Notes to Consolidated Financial Statements presents a condensed income statement and total assets for each Segment.

The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray each Segment as if it operated on a stand-

alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an allocation of shared support function expenses. The Commercial, Retail and Mortgage Banking Segments also include funds transfer adjustments to appropriately reflect the cost of funds on loans made and funding credits on deposits generated. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements.

Since there are no comprehensive authorities for management accounting equivalent to U.S. generally accepted accounting principles, the information presented is not necessarily comparable with similar information from other financial institutions. In addition, methodologies used to measure, assign and allocate certain items may change from time-to-time to reflect, among other things, accounting estimate refinements, changes in risk profiles, changes in customers or product lines, and changes in management structure. As a result of the Federated and West Banc transactions, the results of IMG for the current and prior periods are reported as discontinued operations.

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

Commercial Banking

The Commercial Banking Segment (Commercial) provides commercial banking services to middle market and small business customers through the BANK’s full service branch and LBO locations. The services provided by this Segment include lending, business checking and deposits, treasury management and other traditional as well as electronic commercial banking services.

Overview – The Commercial Segment represented 76%, 68% and 53% of total Segment earnings in 2005, 2004 and 2003, respectively. Commercial Segment total assets were $2.9 billion at December 31, 2005 and represented 54% of total consolidated assets. This compares to $2.5 billion and 50% at December 31, 2004.

Comparison of 2005 to 2004 – Commercial earnings for 2005 were $31.0 million, an increase of $4.5 million or 17% from 2004. The increase was primarily due to a $14.6 million increase in net interest income and a $588,000 decrease in Provision that were partially offset by an $7.9 million increase in non-interest expense and a $2.9 million increase in income taxes.

The increase in net interest income was driven by higher average commercial real estate loan volumes, due in large part to the Branch Expansion, and by increased yields on both commercial real estate and commercial loans, net of higher interest expense adjusted for net cost of fund allocations. The increase in interest expense, as adjusted for net cost of fund allocations, was primarily due to the increased funding needs associated with the loan growth combined with rising interest rates.

The decline in Provision was due to reductions in specific loss estimates on individually reviewed loans and lower inter-segment allocations that were partially offset by higher loss estimates on delinquencies, changes in loss estimates on loan concentrations and increased net charge-offs.

The increase in non-interest expense was primarily due to higher personnel and facilities expense, including increased allocations for support functions, primarily the result of Branch Expansion.

Income taxes were higher due to higher earnings before tax.

Comparison of 2004 to 2003 – Commercial earnings for 2004 were $26.5 million, an increase of $3.0 million or 13% from 2003 earnings of $23.5 million. The increase was due to an $8.8 million increase in net interest income and a $5.0 million decrease in Provision that were partially offset by a $7.8 million increase in non-interest expense, a $1.0 million decline in non-interest income and a $1.9 million increase in income taxes.

The increase in net interest income was driven by higher average commercial real estate loan volumes, due in large part to the Branch Expansion. Reduced loan concentration concerns, lower delinquencies and non-accrual loans, improved economic conditions, and improved credit quality were all factors contributing to the reduction in Provision. The increase in non-interest expense was primarily due to higher personnel and facilities expense as a result of Branch Expansion. The decline in non-interest income was due to Branch Gains that occurred in 2003. Income taxes were higher due to higher earnings before tax.

Retail Banking

The Retail Banking Segment (Retail) provides retail-banking services to individual customers through the BANK’s branch locations in northern Illinois and southern Wisconsin. The services provided by this Segment include direct and indirect lending, checking, savings, money market and CD accounts, safe deposit rental, ATMs, and other traditional and electronic retail banking services.

Overview – The Retail Segment represented 22%, 21% and 22% of total segment earnings in 2005, 2004 and 2003, respectively. Retail Segment total assets were $654 million at December 31, 2005 and represented 12% of total consolidated assets. This compares to $708 million and 14% at December 31, 2004.

Comparison of 2005 to 2004 – Retail earnings for 2005 were $9.2 million, an increase of $1.1 million or 14% from 2004. The increase was due to a $4.3 million increase in net interest income, a $2.0 million increase in non-interest income and a $284,000 decline in Provision that were partially offset by a $4.7 million increase in operating expenses and a $722,000 increase in income taxes.

The increase in interest income was due to increased funding credits on deposits generated due to Deposit Growth. These were partially offset by lower loan volumes and higher interest expense. Lower loan volumes were due to declines in indirect automobile lending and the $159 million Auto Loan Sales in the second half of 2004. The increase in interest expense was due to rising short-term interest rates and promotional deposit pricing as part of the Deposit Growth initiative.

The increase in non-interest income was mainly due to higher service charges on deposits that were attributable to higher deposit balances resulting from the Deposit Growth initiative. These were partially offset by the 2004 Auto Loan Sale Gains.

The decline in Provision was due to reductions in net charge-offs and statistical loss estimates on loan pools that were partially offset by an increase in inter-segment allocations.

The increase in non-interest expense was largely due to higher personnel and facilities expense, including increased allocations for support functions, all as a result of Branch Expansion.

Income taxes declined due to lower earnings before taxes.

Comparison of 2004 to 2003 – Retail earnings for 2004 were $8.0 million, a decrease of $1.9 million or 19% from 2003. The decrease was due to a $5.5 million decrease in non-interest income and a $1.1 million increase in non-interest expense that were partially offset by a $3.5 million decrease in Provision and a $1.2 million decrease in income taxes.

The decrease in non-interest income was mainly due to the Branch Gains that occurred in 2003 partially offset by the 2004 Auto Loan Sale Gains. The decrease in Provision was mainly due to lower net charge-offs, lower inter-

segment allocations and reductions in loans due to the Auto Loan Sales. The increase in non-interest expense was largely due to higher personnel costs, which included the impact of the Branch Expansion as LBOs transitioned to full-service branches. Income taxes declined due to lower earnings before taxes.

Investment Management and Trust

The Investment Management and Trust Segment (IMT) provides trust services, estate administration, financial planning, and employee benefit plan administration and recordkeeping services.

Overview – The IMT Segment represented 3%, 5% and 5% of total segment earnings in 2005, 2004 and 2003, respectively. IMT Segment total assets were $18 million at December 31, 2005 and represented less than 1% of total consolidated assets. At December 31, 2004, IMT total assets were $18 million, also less than 1% of total consolidated assets.

Comparison of 2005 to 2004 – IMT reported a loss for 2005 of $1.7 million, a $3.3 million decline from 2004 earnings of $1.6 million. The decline was primarily attributable to a net loss from discontinued operations of $3.0 million in 2005, compared to a loss of $335,000 in 2004. Net income from continuing operations declined $617,000 over the same period of time.

The net loss from discontinued operations in 2005 included a $3.8 million after-tax loss on the sale of IMG to West Banc and an $824,000 after-tax gain on the Federated transaction. The amount of the loss on the West Banc transaction is primarily due to a tax charge of $3.2 million.

The decline in net income from continuing operations was primarily due to a $1.2 million decrease in non-interest income, partially offset by a $456,000 decrease in income taxes. The decline in non-interest income was primarily attributable to lower personal trust services and mutual fund services income. Income taxes declined due to lower earnings on continuing operations before taxes.

Comparison of 2004 to 2003 – IMT earnings for 2004 declined $772,000 or 32% from 2003 earnings of $2.4 million. A $670,000 decline in net income from discontinued operations was the primary reason for the decline.

The decline in discontinued operations was primarily attributable to lower advisory and management fees from public fund clients, including the loss of a major public fund customer in the fourth quarter of 2003, the loss and migration of business associated with poor investment performance of the Vintage equity funds, increased price competition and fee waivers on money market funds.

Mortgage Banking

The Mortgage Banking Segment (Mortgage) provides a variety of mortgage lending products to meet its customers’ needs. It sells most of the long-term, fixed-rate loans which it originates to the secondary market and continues to service most of the loans sold.

Overview – The Mortgage Segment represented -1%, 6% and 20% of total segment earnings in 2005, 2004 and 2003, respectively. Mortgage Segment total assets were $274 million at December 31, 2005 and represented 5% of total consolidated assets. This compares to $252 million and 5% at December 31, 2004.

Comparison of 2005 to 2004 – Mortgage results for 2005 reflected a loss of $426,000, a decrease of $3.0 million from 2004. The decrease was due to a $2.9 million decline in net interest income, a $1.2 million decline in non-interest income, a $536,000 increase in Provision and a $308,000 increase in operating expenses. These were partially offset by a $1.9 million decrease in income taxes.

The decline in net interest income was primarily due to increased funds transfer adjustments, the result of increasing short-term interest rates.

The 2005 decline in non-interest income was primarily due to lower gains on the sales of mortgage loans into the secondary market during a period of rising interest rates.

Higher specific loss allocations and increased net charge-offs were the main factors leading to the increase in Provision.

The increase in non-interest expense was primarily due to higher allocations for support functions, the result of Branch Expansion.

Income taxes were lower due to lower earnings before tax.

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

BALANCE SHEET REVIEW

Total assets were $5.3 billion at December 31, 2005, an increase of $404 million or 8% from December 31, 2004. Total liabilities increased $392 million over the same period and stockholders’ equity increased $12 million. The following discusses changes in the major components of the Consolidated Balance Sheet since December 31, 2004.

Cash and Cash Equivalents

Overview – Cash and cash equivalents increased $27 million from December 31, 2004 to December 31, 2005, as the cash provided by operating activities of $83 million plus the cash provided by financing activities of $365 million exceeded the cash used for investing activities of $421 million. This compares to an increase of $9 million from December 31, 2003 to December 31, 2004, as the cash provided by operating activities of $85 million plus the cash provided by financing activities of $326 million exceeded the cash used for investing activities of $402 million.

Operating cash flows – The $83 million of cash provided by operating activities during 2005 compares with $85 million provided in 2004, representing a $2 million decrease in cash provided between the two years. The change was primarily attributable to decreases in net cash provided from changes in other assets and other liabilities of $9 million that were partially offset by a decline in mortgage loan originations, net of a decline in proceeds from the sale of such loans into the secondary market, of $3 million and by lower gains on security and loan sales of $4 million.

Investing cash flows – The $421 million of cash used for investing activities during 2005 compares with $402 million cash used in 2004, for a decrease of $18 million in cash used between the two years. Declines in the proceeds from the sale of loans, primarily Auto Loan Sales, of $154 million and from proceeds from the sales and maturities of securities of $51 million, were largely offset by a decline in purchases of securities available of $172 million and decreased expenditures for premises and equipment of $12 million.

Financing cash flows – The $365 million of cash provided by financing activities during 2005 compares with $326 million cash provided during 2004, or an increase of $38 million in cash provided between the two years. This was primarily due to a $242 million growth in BANK-issued demand, savings and time deposit accounts, and by a $17 million decline in treasury share purchases. These were partially offset by a $122 million decline in wholesale deposit growth and a $91 million net decrease in short-term and long-term borrowings.

Securities Available for Sale

Total securities available for sale as of December 31, 2005 were $1.2 billion, a decline of $66 million or 5% from the prior year-end. At December 31, 2005, the total securities available for sale portfolio comprised 23% of total earning assets, including COLI, compared to 27% for 2004. The decrease in securities available for sale was primarily attributable to corporate and other obligations, mortgage-backed securities and U.S. Government agencies. Among the factors affecting the decision to purchase or sell securities are the current assessment of economic and financial conditions, including the interest rate environment, the liquidity needs of the Company, and its pledging obligations.

Mortgage and asset backed securities as of December 31, 2005 totaled $832 million and represent 70% of total available for sale securities. The distribution of mortgage and asset backed securities includes $395 million of U.S. government-sponsored enterprise (GSE) mortgage-backed pass through securities, $420 million of GSE collateralized mortgage obligations and $17 million of private issue collateral mortgage obligations, $7 million of which are rated Aaa and $10 million of which are rated B.

The $1.2 billion of total securities available for sale includes gross unrealized gains of $3 million and gross unrealized losses of $24 million. Unrealized gains and unrealized losses is the difference between a security’s fair value and carrying value. The fair value of a security is generally impacted by two factors, market risk and credit risk. Market risk is the exposure of the security to changes in interest rate. There is an inverse relationship to changes in the fair value of the security with changes in interest rates, meaning that when rates increase the value of the security will decrease. Conversely, when rates decline the value of the security will increase. Credit risk arises from the extension of credit to a counter-party, for example a purchase of corporate debt in security form, and the possibility that the counter-party may not meet its contractual obligations. The Company’s policy is to invest in securities with low credit risk, such as U.S. Treasuries, U.S. government agencies (such as the Government National Mortgage Association or “GNMA”), government-sponsored enterprises (“GSE’s” such as the Federal Home Loan Mortgage Corporation or “FHLMC”), state and political obligations, and mortgage-backed securities. Unlike agency debt, GSE debt is not secured by the full faith and credit of the United States.

The combined effect of the Company’s gross unrealized gains and gross unrealized losses, net of tax, is included as accumulated OCI in stockholders’ equity, as none of the securities with gross unrealized losses are considered other than temporarily impaired. If it is determined that an investment is impaired and the impairment is other-than-temporary, an impairment loss is reclassified from OCI as a charge to earnings and a new carrying basis for the investment is established.

For comparative purposes, at December 31, 2004, gross unrealized gains of $11 million and gross unrealized losses of $8 million were included in the securities available for sale portfolio. For further analysis of the securities available for sale portfolio, see Table 4 and Note 3 of the Notes to Consolidated Financial Statements.

Loans Held for Sale

At December 31, 2005, mortgage origination fundings awaiting delivery to the secondary market were $24 million, compared to $31 million at December 31, 2004. Residential mortgage loans are originated by the BANK’s Mortgage Segment, of which non-conforming adjustable rate, fixed-rate and balloon residential mortgages are normally retained by the BANK. The conforming adjustable rate, fixed-rate and balloon residential mortgage loans are typically sold in the secondary market to eliminate interest rate risk, as well as to generate gains on the sale of these loans and servicing income. All loans held for sale are recorded at the lower of cost or market value.

Loans

Loans represent the largest component of AMCORE’s earning asset base. At year-end 2005, total loans were $3.7 billion, an increase of $443 million or 14% as compared to 2004, and represented 73% of total earning assets including COLI. See Table 2 and Note 4 of the Notes to Consolidated Financial Statements.

Total commercial real estate loans, including real estate construction loans, increased $347 million or 19%. Commercial, financial and agricultural loans increased $54 million or 7%. Residential real estate loans increased $47 million or 11%. This increase was primarily the result of retaining a greater percentage of originated mortgages, primarily adjustable rate mortgages, that meet the Company’s risk/reward criteria in the BANK’s portfolio. Installment and consumer loans declined $5 million or 2%, due to lower indirect automobile lending.

Goodwill

Total goodwill at December 31, 2005 was $6.1 million, a decrease of $9.4 million or 61% when compared to 2004. The decline was attributable to the sale of IMG.

Deposits

Total deposits at December 31, 2005 were $4.2 billion, an increase of $479 million or 13% when compared to 2004. The increase included $473 million in bank-issued deposit balances and $5 million in wholesale deposits. Total BANK-issued deposits were $3.6 billion at the end of 2005, a $473 million or 15% increase from the prior year-end balance of $3.1 billion. The increase is attributable to the Deposit Growth initiative and Branch Expansion. Bank-issued deposits represent 85% and 83% of total deposits at December 31, 2005 and 2004, respectively. Table 5 shows the maturity distribution of time deposits $100,000 and over.

Borrowings

Borrowings totaled $659 million at year-end 2005 and were comprised of $489 million of short-term and $170 million of long-term borrowings. Comparable amounts at the end of 2004 were $589 million and $165 million, for a combined decrease in borrowings of $95 million or 13%. See Notes 9 and 10 of the Notes to Consolidated Financial Statements.

AMCORE has $40 million of Trust Preferred securities outstanding through AMCORE Capital Trust I (Capital Trust). These securities pay cumulative cash distributions semiannually at an annual rate of 9.35% and are redeemable from March 25, 2007 until March 25, 2017, at a declining premium of 104.675% to 100.0% of the principal amount. After March 25, 2017, they are redeemable at par until June 15, 2027, when redemption is mandatory. The securities qualify as Tier 1 capital for regulatory purposes.

The parent company has a commercial paper placement agreement with an unrelated financial institution that provides for the issuance of non-rated short-term unsecured debt obligations at negotiated rates and terms, not to exceed $50 million. In the event the agent is unable to place the parent company’s commercial paper on a particular day, the proceeds are provided by overnight borrowings on a reciprocal line of credit with the same financial institution. At December 31, 2005, $2 million of commercial paper and no overnight borrowings were outstanding.

Stockholders’ Equity

Total stockholders’ equity at December 31, 2005 was $399 million, an increase of $12 million or 3% from December 31, 2004. The increase in stockholders’ equity was primarily due to a $28 million increase in retained earnings partly offset by a $15 million decline in accumulated OCI. The decline in OCI relates to increases in net unrealized losses on the investment securities available for sale portfolio.

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

In the Auto Loan Sales, indirect automobile loan receivables are transferred to a multi-seller variable-interest entity (VIE). Since the Company is not the primary beneficiary of the VIE, consolidation is not required under the terms of Financial Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities.” As a result, the net carrying amount of the loans is removed from the consolidated balance sheet and certain retained residual interests are recorded. The Company’s retained interests are subordinate to the interests of investors in the VIE and are subject to prepayment risk, interest-rate risk and credit risk on the transferred auto loans. The Company’s risk of loss attributable to credit and prepayment is limited to its interest in the Interest Only Strip. Neither the investors nor the securitization trust have any further recourse to the Company’s other assets. Interest rate risk could exceed the Company’s interest in the Excess Spread, but such a possibility is not considered probable as of December 31, 2005. The Company also retains the rights to service the loans that are sold.

As of December 31, 2005, the balance of automobile loans serviced and not included on the Company’s Consolidated Balance Sheet was $111 million, compared to $196 million at December 31, 2004. The carrying value of retained interests was $7 million and $14 million at the end of 2005 and 2004, respectively. The $7 million is net of a $228,000 temporary impairment valuation allowance charged to OCI. See Note 8 of the Notes to Consolidated Financial Statements.

Mortgage loan sales – The Company originates mortgage loans that it sells to the secondary market. The Company typically retains the right to service the loans that are sold. As of December 31, 2005, the unpaid principal balance of mortgage loans serviced for others was $1.4 billion, compared to $1.3 billion at December 31, 2004. These loans are not recorded on the Company’s Consolidated Balance Sheets. The Company, as of December 31, 2005 and 2004, and in accordance with SFAS No 140, had recorded $13 million and $12 million, respectively, of capitalized mortgage servicing rights, net of impairment valuation allowances of zero and $53,000, respectively. See Note 7 of the Notes to Consolidated Financial Statements.

Derivatives – The Company uses derivative contracts to help manage its exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives used most often are interest rate swaps, and on occasion caps, collars and floors (collectively “Interest Rate Derivatives”), mortgage loan commitments and forward contracts. Interest Rate Derivatives are contracts with a third-party (the “Counter-party”) to exchange interest payment streams based upon an assumed principal amount (the “Notional Principal Amount”). The Notional Principal Amount is not advanced to/from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams and is not recorded on the Consolidated Balance Sheets. AMCORE does not have any derivatives that are held or issued for trading purposes. The only credit risk exposure AMCORE has is in relation to the Counter-parties. All Counter-parties, or their parent company, have investment grade credit ratings and are expected to meet any outstanding interest payment obligations.

The total notional amount of swap contracts outstanding was $240 million and $219 million as of December 31, 2005 and 2004, respectively. As of December 31, 2005, swap contracts had a net negative carrying and fair value of $4.1 million, compared to a net negative carrying and fair value of $957,000 at December 31, 2004. See Table 6. The total notional amount of forward contracts outstanding for mortgage loans to be sold in the secondary market was $42 million and $39 million as of December 31, 2005 and 2004, respectively. As of December 31, 2005, the forward contracts had a net negative carrying and fair value of $332,000, compared to $235,000 at December 31, 2004. For further discussion of derivative contracts, see Notes 11 and 12 of the Notes to Consolidated Financial Statements.

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

At December 31, 2005 and 2004, liabilities in the amount of $183,000 and $351,000, respectively, representing the value of the guarantee obligations associated with certain of the financial and standby letters of credit, had been recorded in accordance with FIN 45. These amounts are expected to be amortized into income over the lives of the commitments. The contractual amount of all letters of credit, including those exempted from the scope of FIN 45, was $204 million and $196 million at the end of 2005 and 2004, respectively. See Notes 12 and 15 of the Notes to Consolidated Financial Statements.

The carrying value of mortgage loan commitments recorded as an asset totaled $150,000 and $222,000 at December 31, 2005 and 2004, respectively. These amounts represent the fair value of those commitments marked-to-market in accordance with SFAS 138, “Accounting for Derivative Instruments and Hedging Activities” and in accordance with Staff Accounting Bulletin No. 105. The total notional amount of mortgage loan commitments was $22 million at December 31, 2005 and $28 million at December 31, 2004. See Note 11 of the Notes to Consolidated Financial Statements.

At December 31, 2005 and 2004, the Company had extended $955 million and $817 million, respectively, in loan commitments other than the mortgage loan commitments and letters of credit described above. This amount represented the notional amount of the commitment. A contingent liability of $732,000 has been recorded for probable losses on unfunded commitments outstanding at December 31, 2005. Prior to 2005, this liability was included as part of the Company’s Allowance.

Equity investments – The Company has a number of non-marketable equity investments that have not been consolidated in its financial statements. At December 31, 2005 and 2004, these investments included $5 million in private equity fund investments that were reported under either the cost or equity method, depending on the percentage of ownership. Not included in the carrying amount were commitments to fund an additional $700,000 and $1 million, respectively, at some future date. The Company also has recorded investments of $4 million, $21 million, zero, and $112,000, respectively, in stock of the Federal Reserve Bank, the Federal Home Loan Bank (FHLB), preferred stock of Freddie Mac and the Federal Agricultural Mortgage Corporation. At December 31, 2004, these amounts were $4 million, $24 million, $9 million, and $83,000, respectively. These investments are recorded at amortized historical cost or fair value, as applicable, with income recorded when dividends are declared. During 2005, the Company sold its Freddie Mac preferred stock, recording a loss of $51,000.

Other investments, comprised of various affordable housing tax credit projects (AHTCP) and other Community Reinvestment Act investments, totaled approximately $332,000 and $531,000 at December 31, 2005 and 2004, respectively. Losses are limited to the remaining investment and there are no additional funding commitments on the AHTCPs by the Company. Those investments without guaranteed yields were reported on the equity method, while those with guaranteed yields were reported using the effective yield method. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus additional commitments, if any.

Other investments – The Company also holds $1 million in a common security investment in the Capital Trust, to which the Company has $41 million in long-term debt outstanding. The Capital Trust, in addition to the $1 million in common securities issued to the Company, has $40 million in preferred securities outstanding. The $40 million in preferred securities were issued to non-affiliated investors in 1997 and are redeemable beginning in 2007. The BANK acquired $15 million in preferred securities from one of the investors in 2002. Prior to 2004, the Capital Trust was consolidated with the Company and the Company reflected $25 million in long-term debt outstanding, which was treated as Tier 1 capital for regulatory purposes. Pursuant to FIN 46R, the Capital Trust was de-consolidated beginning in 2004. As a result, the Company now reflects its $1 million common security investment on the equity method. The $15 million preferred securities are included in the BANK’s available for sale investment portfolio. The Company now reports the entire $41 million as outstanding long-term debt. The net $25 million in preferred securities qualifies as Tier 1 capital for regulatory purposes.

Fiduciary and agency – The Company’s subsidiaries also hold assets in a fiduciary or agency capacity that are not included in the Consolidated Financial Statements because they are not assets of the Company. Total assets administered by the Company at December 31, 2005 and 2004 were $2.6 billion and $4.4 billion, respectively. This decline reflects the combined impact of the Federated and West Banc transactions.

Contractual Obligations

In the ordinary course of its business, the Company enters into certain contractual arrangements. These obligations include issuance of debt to fund operations, property leases and derivative transactions. During 2005, the Company entered into nine operating lease agreements. There are no residual value guarantees on these leases. Other than these transactions, there were no material changes in the Company’s contractual obligations since the end of 2004. Amounts as of December 31, 2005 are listed in the following table.

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Time Deposits	$1,740,115	$1,069,140	$501,382	$138,387	$31,206
Long-Term Debt (1)	168,862	—	100,441	432	67,809
Capital Lease Obligations (2)	2,795	169	346	345	1,935
Operating Leases	29,792	2,398	4,996	3,809	18,589
Service Contracts (3)	2,388	597	1,194	597	—

Total	$1,943,772	$1,072,304	$608,359	$143,570	$119,539

(1)	Excludes Capital Lease Obligations. See Note 10 of Notes to the Consolidated Financial Statements.
(2)	Includes related interest. See Note 5 of Notes to the Consolidated Financial Statements.
(3)	Minimum payments on BANK investment portfolio management contract.

ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

AMCORE’s credit risk is centered in its loan portfolio, which on December 31, 2005 totaled $3.7 billion, or 73% of earning assets including COLI. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer’s failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration.

The Company is also exposed to credit risk with respect to its $132 million investment in COLI. AMCORE manages this risk by diversifying its holdings among various carriers and by periodic internal credit reviews. All carriers have “Secure” ratings from A. M. Best that range from a low of “A” (Excellent) to “A++” (Superior).

Allowance for Loan Losses

The determination by management of the appropriate level of the Allowance (see Critical Accounting Estimates discussion) amounted to $40.8 million at December 31, 2005, compared to $40.9 million at December 31, 2004, a decrease of $189,000. Decreases of $4.5 million in specific loss estimates on certain individually reviewed loans were nearly offset by increases of $2.3 million for statistical loss estimates on loan groups or pools based upon historical loss experience and $2.0 million for other loss estimates. Other loss estimates are based upon the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect the borrower’s ability to repay or the Company’s ability to collect, and current economic and industry conditions. The $2.0 million increase in other loss estimates was primarily attributable to increased loss estimates on delinquent loans, partially offset by reduced loss estimates on loan concentrations and the impact of improved economic conditions. The decline in loss estimates on loan concentrations was largely due to reduced concerns for loans concentrated in the nonresidential building operators, agricultural, health services industry and truck operator portfolios.

Allocations of the Allowance for commercial, financial and agricultural loans increased $508,000 in 2005. Allocations of the Allowance for real estate loans declined $2.5 million. Allocations of the Allowance for installment and consumer loans increased $640,000. Allocations for impaired loans increased $904,000. The amount of the unallocated Allowance increased $300,000 from one year ago to $4.0 million, approximately 0.1% of total loans outstanding. The $2.5 million decline in real estate allocations was due to lower specific loss estimates on individually reviewed loans. A detailed analysis of the Allowance and the allocation of the Allowance by category for the past five years are shown in Table 2.

As of December 31, 2005, the Allowance as a percent of total loans and of non-accrual loans was 1.10% and 188%, respectively. These compare to the same ratios for the prior year of 1.25% and 136%. Net charge-offs were $14.7 million in 2005, an increase of $47,000 from $14.6 million in 2004. This was 0.42% of average loans in 2005 versus 0.47% in 2004. Declines in commercial and consumer/installment loan net charge-offs of $2.7 million and $963,000, respectively, were offset by increases in commercial real estate and residential real estate loan net charge-offs of $3.4 million and $351,000, respectively. Improvements in overall credit quality and the improving economy led to the declines in net charge-offs as a percentage of average loans. The increase in the commercial real estate loan net charge-offs is attributable to charge-offs of a single construction industry-related credit, which totaled $5.3 million in 2005 and $1.4 million in 2004. The credit had a remaining loan balance of $1.5 million as of December 31, 2005.

Non-performing Assets

Non-performing assets consist of non-accrual loans, loans 90 days past due and still accruing, foreclosed real estate and other repossessed assets. Non-performing assets totaled $31.0 million as of December 31, 2005, a decline of $6.9 million or 18% from $37.9 million at December 31, 2004. The $6.9 million decrease consisted of an $8.5 million decrease in non-accrual loans, a $4.3 million decrease in foreclosed real estate and a $772,000 decrease in other foreclosed assets. Partially offsetting these declines was a $6.7 million increase in loans 90 days past due and still accruing. The increase was primarily comprised of three credits that are well-secured and in the process of collection with no significant losses expected. Total non-performing assets represented 0.58% and 0.77% of total assets at December 31, 2005 and December 31, 2004, respectively.

In addition to the amount of non-accruing and delinquent loans over 90 days past due, management is aware that other possible credit problems of borrowers may exist. Credits are considered substandard assets due to either less than satisfactory performance history, lack of borrower’s sound worth or paying capacity, or inadequate collateral. Loans classified as substandard are monitored accordingly. As of December 31, 2005 and 2004, there were $1.1 million and $11.4 million, respectively, in this risk category that were 60 to 89 days delinquent and $3.7 million and $2.1 million, respectively, that were 30 to 59 days past due. In addition, as of December 31, 2005 and 2004, respectively, there were $12.2 million and $18.2 million of loans that were current, but had specific loss allocations of $2.3 million and $6.3 million, respectively.

Concentration of Credit Risks

As previously discussed, AMCORE strives to maintain a diverse loan portfolio in an effort to minimize the effect of credit risk. Summarized below are the characteristics of classifications that exceed 10% of total loans.

Commercial, financial, and agricultural loans were $819 million at December 31, 2005, and comprised 22% of gross loans, of which 0.87% were non-performing. Net charge-offs of commercial loans represented 0.50% during 2005, and 0.89% during 2004, of the year-end balance of the category. There were no loan concentrations within this category in excess of 10% of total loans.

Construction and commercial real estate loans were $2.1 billion at December 31, 2005, comprising 57% of gross loans, of which 0.82% were classified as non-performing. Net charge-offs of this category of loans represent 0.29% during 2005, and 0.15% during 2004, of the year-end balance of the category. This category included $516 million of loans to nonresidential building operators, which was 14% of total loans. There were no other loan concentrations within this category that exceeded of 10% of total loans.

Residential real estate loans, which includes home equity and permanent residential financing, totaled $460 million at December 31, 2005, and represent 12% of gross loans, of which 0.96% were non-performing. Net charge-offs of residential real estate loans represent 0.17% of the year-end category total in 2005 and 0.11% of the year-end balance in 2004.

Installment and consumer loans were $311 million at December 31, 2005, and comprised 8% of gross loans, of which 0.35% were non-performing. Net charge-offs of consumer loans represented 1.17% and 1.46% of the year-end category total for 2005 and 2004, respectively. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $248 million at December 31, 2005. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of consumer credit.

Contained within the concentrations described above, the Company has $1.3 billion of interest only loans, of which $812 million are included in the construction and commercial real estate loan category and $421 million that are included in the commercial, financial, and agricultural loan category. In general, these loans are well-secured with an average maturity of less than two years. The Company does not have concentrations of negative amortization loans, high loan-to-value loans, option adjustable-rate mortgage loans or loans that initially have below market rates that significantly increase after the initial period.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity Management

Overview – Liquidity management is the process by which the Company, through its Asset and Liability Committee (ALCO) and treasury function, ensures that adequate liquid funds are available to meet its financial commitments on a timely basis, at a reasonable cost and within acceptable risk tolerances.

Liquidity is derived primarily from bank-issued deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources include brokered CDs, Fed Funds purchased lines, Federal Reserve Bank discount window advances, FHLB advances, repurchase agreements, commercial paper and back-up lines of credit, the sale or securitization of loans, balances maintained at correspondent banks, and access to other capital markets. BANK-issued deposits, which exclude wholesale deposits, are considered by management to be the primary, most stable and most cost-effective source of funding and liquidity. The BANK also has capacity, over time, to place additional brokered CD’s as a source of mid- to long-term funds.

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

Overall liquidity improved during 2005, as wholesale funding, which includes borrowings and brokered deposits, declined $90 million. Wholesale funding represented 24% and 28% of total assets as of the end of 2005 and 2004, respectively. The Company remains confident of its ability to meet and manage its short and long-term liquidity needs.

Investment securities portfolio – Scheduled maturities of the Company’s investment securities portfolio and the prepayment of mortgage and asset backed securities represent a significant source of liquidity. Approximately $42 million, or 4%, of the securities portfolio will contractually mature in 2006. See Table 4. This does not include mortgage and asset backed securities since their payment streams may differ from contractual maturities because borrowers may have the right to prepay obligations, typically without penalty. For example, scheduled maturities for 2005, excluding mortgage and asset backed securities, were $13 million, whereas proceeds from actual maturities, which included prepayments of mortgage and asset backed securities, were $213 million. This compares to proceeds of $237 million and $623 million in 2004 and 2003, respectively.

Loans – Funding of loans is the most significant liquidity need, representing 70% of total assets as of December 31, 2005. Since December 31, 2004, loans increased $443 million. Loans held for sale, which represents mortgage origination funding awaiting delivery to the secondary market, declined $6 million. The scheduled repayments and maturities of loans represent a substantial source of liquidity. Table 3 shows for selected loan categories that $724 million in maturities are scheduled for 2006. Loan growth from same-store and Branch Expansion continue to be the greatest liquidity need of the Company.

Bank-issued deposits – Bank-issued deposits are the most cost-effective and reliable source of liquidity for the Company. During 2005, bank-issued deposits increased $473 million. The increase in bank-issued deposits was primarily due to the Branch Expansion and Deposit Growth initiative. Scheduled maturities of time deposits of $100,000 or more, as reflected in Table 5, are $469 million in 2006, of which $261 million are bank-issued.

Branch expansion – The Company’s Branch Expansion strategy poses the greatest challenge to short and long-term liquidity. The Branch Expansion has required, and will continue to require, other sources of liquidity to fund the expected loan growth net of expected deposit growth and the remaining $67 million authorized capital investment. Through December 31, 2005, Branch Expansion has required the funding of $1.5 billion in loans while generating $649 million in deposits.

Parent company – In addition to the overall liquidity needs of the consolidated Company, the parent company requires adequate liquidity to pay its expenses, repay debt when due and pay stockholder dividends. Liquidity is primarily provided to the parent through the BANK and other subsidiaries in the form of dividends and through commercial paper borrowings. In 2005, dividends from subsidiaries amounted to $24 million, compared to $33 million in 2004. Higher dividends in 2004 were used to retire $10 million in commercial paper that was outstanding at December 31, 2003. While the BANK is limited in the amount of dividends it can pay, as of December 31, 2005, approximately $73 million was available for payment to the parent in the form of dividends without prior regulatory approval, of which $27 million could be paid without causing the BANK to be less than well-capitalized. See Note 19 of the Notes to Consolidated Financial Statements.

Other sources of liquidity – As of December 31, 2005, other sources of readily available liquidity totaled $1.1 billion and included $201 million of Fed Funds lines, unused collateral sufficient to support $420 million in Federal Reserve Bank discount window advances, $308 million of unpledged debt investment securities, $48 million of unused commercial paper and backup line of credit borrowings and $101 million of FHLB advances. These amounts totaled $859 million at December 31, 2004. The Company also has capacity, over time, to place sufficient amounts of brokered CDs as a source of mid- to long-term liquidity. The BANK’s indirect auto portfolio, which at December 31, 2005 was $248 million, is a potential source of liquidity through additional Auto Loan Sales subject to eligibility criteria established by the securitization trust. The Bank also has a home equity portfolio of $219 million. Certain of these loans could also be packaged and securitized but the BANK has no current plans to do so.

Other uses of liquidity – At December 31, 2005, other potential uses of liquidity totaled $1.2 billion and included $855 million in commitments to extend credit, $22 million in residential mortgage commitments primarily for sale to the secondary market, and $204 million in letters of credit. At December 31, 2004, these amounts totaled $1.0 billion.

Capital Management

Total stockholders’ equity at December 31, 2005 was $399 million, an increase of $12 million or 3% from December 31, 2004. The increase in stockholders’ equity was primarily due to a $28 million increase in retained earnings partly offset by a $15 million decline in accumulated other comprehensive income (OCI). The decline in OCI relates to changes in net unrealized gains and losses on the investment securities available for sale portfolio.

AMCORE paid $17 million of cash dividends during 2005, which represent $0.68 per share, or a dividend payout ratio of 38%. This compares to $0.68 per share paid in 2004, which represented a payout ratio of 37%. The book value per share increased $0.49 per share to $16.06 at December 31, 2005, up from $15.57 at December 31, 2004.

The Company does not have a formally announced Repurchase Program in place at this time, however, the Company does repurchase shares in open-market transactions in accordance with Exchange Act Rule 10b-18 through a limited group of brokers. These repurchases are used to replenish the Company’s treasury stock for re-issuances related to stock options and other employee benefit plans. Also included in the repurchased shares above are direct repurchases from participants related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. During 2005, the Company purchased 226,000 shares in open-market transactions at an average price of $30.65 per share.

AMCORE has outstanding $41 million of capital securities through the Capital Trust. Of the $41 million, $25 million qualifies as Tier 1 capital for regulatory capital purposes, which is the $41 million reduced by the $1 million of common equity securities owned by the Company and the $15 million of preferred securities that were acquired by the BANK in 2002. Pursuant to regulations recently proposed by the Federal Reserve Board, the capital securities are expected to continue to qualify as Tier 1 Capital.

AMCORE’s total risk-based capital at 11.11%, its Tier 1 capital at 10.14% and its leverage ratio at 8.15%, all significantly exceed the regulatory minimums (as the following table indicates), as of December 31, 2005. The BANK, whose ratios are not presented below, is considered a “well-capitalized” institution based on regulatory guidelines. See Note 20 of the Notes to Consolidated Financial Statements.

(Dollars in thousands)	December 31, 2005		December 31, 2004
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$470,989	11.11%	$434,207	11.39%
Total Capital Minimum	339,276	8.00%	305,058	8.00%

Amount in Excess of Regulatory Minimum	$131,713	3.11%	$129,149	3.39%

Tier 1 Capital (to Risk Weighted Assets)	$430,208	10.14%	$393,138	10.31%
Tier 1 Capital Minimum	169,638	4.00%	152,529	4.00%

Amount in Excess of Regulatory Minimum	$260,570	6.14%	$240,609	6.31%

Tier 1 Capital (to Average Assets)	$430,208	8.15%	$393,138	8.03%
Tier 1 Capital Minimum	211,271	4.00%	195,908	4.00%

Amount in Excess of Regulatory Minimum	$218,937	4.15%	$197,230	4.03%

Risk Weighted Assets	$4,240,951		$3,813,223

Average Assets	$5,281,765		$4,897,693

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As part of its normal operations, AMCORE is subject to interest-rate risk on the interest-earning assets it invests in (primarily loans and securities) and the interest-bearing liabilities it funds with (primarily customer deposits, brokered deposits and borrowed funds), as well as its ability to manage such risk. Fluctuations in interest rates may result in changes in the fair market values of AMCORE’s financial instruments, cash flows and net interest income. Like most financial institutions, AMCORE has an exposure to changes in both short-term and long-term interest rates. In the near-term, AMCORE expects that its interest-rate risk will be greater should interest rates increase.

While AMCORE manages other risks in its normal course of operations, such as credit and liquidity risk, it considers interest-rate risk to be its most significant market risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of AMCORE’s business activities and operations. In addition, since AMCORE does not hold a trading portfolio, it is not exposed to significant market risk from trading activities. During 2005, there were no material changes in AMCORE’s primary market risk exposures. Based upon current expectations, no material changes are anticipated in the future in the types of market risks facing AMCORE.

Table 6 and Note 12 of the Notes to Consolidated Financial Statements summarize AMCORE’s market risk and interest sensitivity position as of December 31, 2005. The amounts and assumptions should not be relied upon as indicative of expected actual results since, like most financial institutions, AMCORE’s net interest income can be significantly impacted by external factors. These factors include, but are not limited to: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities re-price, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices and balance sheet growth.

AMCORE’s asset and liability management process is utilized to manage market and interest rate risk through structuring the balance sheet and off-balance sheet positions to maximize net interest income while maintaining acceptable levels of risk to changes in market interest rates. While achievement of this goal requires a balance between earnings, liquidity and interest rate risk, there are opportunities to enhance revenues through managed risk. Interest rate sensitivity analysis is performed monthly using various simulations with an asset/liability modeling system. These analyses are reviewed by the ALCO, whose actions attempt to minimize any sudden or sustained negative impact that interest rate movements may have on net interest income. ALCO reviews the impact of liquidity, capital adequacy and rate sensitivity, among other things, and determines appropriate policy direction to maintain or meet established ALCO guidelines.

Based upon an immediate increase in interest rates of 100 basis points and no change in the slope of the yield curve, the potential decrease in net interest income for 2006 would be approximately $2.8 million or 1.64% of base forecasted net interest income. This analysis assumes no growth in assets or liabilities and replacement of maturing instruments with like-kind instruments. At the end of 2004, comparable assumptions would have resulted in a potential decrease in 2005 net interest income of $934,000 or 0.55%. Thus, AMCORE’s earnings at risk for rising rates have increased since the end of 2004.

Conversely, an immediate decrease in interest rates of 100 basis points and no change in the slope of the yield curve would result in a potential decrease in net interest income for 2005 of $1.4 million or 0.84% of base forecasted net interest income. At the end of 2004, a similar decrease in rates would have resulted in a potential decrease in net interest income of $3.2 million or 1.91%. AMCORE’s sensitivity to declining interest rates has decreased since the end of 2004. Factors that contribute to the continued negative sensitivity to declining interest rates include the negative convexity of the mortgage-backed products, extended guaranteed rates on special deposit promotions, and the larger volume of floating rate commercial loans.

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

TABLE 1

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	Years Ended December 31,
	2005			2004			2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$1,221,287	$55,943	4.58%	$1,196,510	$54,485	4.55%	$1,085,051	$52,506	4.84%
Short-term investments	8,841	304	3.44%	9,995	149	1.50%	20,872	198	0.95%
Loans held for sale (3)	27,613	2,332	8.45%	45,939	3,720	8.10%	61,023	4,908	8.04%
Loans:
Commercial	773,728	50,998	6.59%	735,246	40,661	5.53%	745,202	42,550	5.71%
Commercial real estate	1,949,384	128,871	6.61%	1,517,891	84,648	5.58%	1,191,904	67,615	5.67%
Residential real estate	440,944	27,065	6.14%	396,321	22,402	5.65%	400,653	24,978	6.23%
Consumer	316,891	20,913	6.60%	478,894	32,089	6.70%	564,449	41,248	7.31%

Total loans (1) (4)	$3,480,947	$227,847	6.55%	$3,128,352	$179,800	5.75%	$2,902,208	$176,391	6.08%

Total interest-earning assets	$4,738,688	$286,426	6.04%	$4,380,796	$238,154	5.44%	$4,069,154	$234,003	5.75%
Allowance for loan losses	(42,108)			(43,648)			(40,907)
Non-interest-earning assets	421,074			411,924			396,273

Total Assets	$5,117,654			$4,749,072			$4,424,520

Liabilities and Stockholders' Equity:
Interest-bearing demand and savings	$1,738,931	$34,103	1.96%	$1,408,340	$13,232	0.94%	$1,238,122	$11,087	0.90%
Time deposits	1,134,894	34,417	3.03%	1,118,405	28,718	2.57%	1,186,328	39,799	3.36%

Total Bank issued interest-bearing deposits	$2,873,825	$68,520	2.38%	$2,526,745	$41,950	1.66%	$2,424,450	$50,886	2.10%
Wholesale deposits	619,104	23,303	3.76%	590,366	16,958	2.87%	512,215	18,138	3.54%
Short-term borrowings	514,711	16,869	3.28%	567,061	12,610	2.22%	458,168	10,578	2.31%
Long-term borrowings	166,837	10,283	6.16%	178,584	9,337	5.23%	193,862	10,459	5.40%

Total interest-bearing liabilities	$4,174,477	$118,975	2.85%	$3,862,756	$80,855	2.09%	$3,588,695	$90,061	2.51%
Non-interest bearing deposits	485,296			449,126			398,512
Other liabilities	63,764			58,419			71,624
Realized Stockholders' Equity	388,441			373,557			350,128
Other Comprehensive Income	5,676			5,214			15,561

Total Liabilities & Stockholders' Equity	$5,117,654			$4,749,072			$4,424,520

Net Interest Income (FTE)		$167,451			$157,299			$143,942

Net Interest Spread (FTE)			3.19%			3.35%			3.24%

Interest Rate Margin (FTE)			3.53%			3.59%			3.54%

	Years Ended December 31,
	2005/2004			2004/2003
	Increase/(Decrease) Due to Change in		Total Net Increase (Decrease)	Increase/(Decrease) Due to Change in		Total Net Increase (Decrease)
	Average Volume	Average Rate		Average Volume	Average Rate
	(in thousands)
Interest Income:
Investment securities	$1,134	$324	$1,458	$5,192	$(3,213)	$1,979
Short-term investments	(19)	174	155	(131)	82	(49)
Loans held for sale	(1,541)	153	(1,388)	(1,221)	33	(1,188)

Loans:
Commercial	2,216	8,121	10,337	(563)	(1,326)	(1,889)
Commercial real estate	26,764	17,459	44,223	18,198	(1,165)	17,033
Residential real estate	2,645	2,018	4,663	(267)	(2,309)	(2,576)
Consumer	(10,699)	(477)	(11,176)	(5,916)	(3,243)	(9,159)

Total loans	21,526	26,521	48,047	13,305	(9,896)	3,409

Total Interest-Earning Assets	$20,375	$27,897	$48,272	$17,350	$(13,199)	$4,151

Interest Expense:
Interest-bearing demand and savings	$3,706	$17,165	$20,871	$1,579	$566	$2,145
Time deposits	429	5,270	5,699	(2,173)	(8,908)	(11,081)

Total Bank issued interest-bearing deposits	6,364	20,206	26,570	2,072	(11,008)	(8,936)
Wholesale deposits	861	5,484	6,345	2,534	(3,714)	(1,180)
Short-term borrowings	(1,254)	5,513	4,259	2,434	(402)	2,032
Long-term borrowings	(644)	1,590	946	(806)	(316)	(1,122)

Total Interest-Bearing Liabilities	$6,923	$31,197	$38,120	$6,562	$(15,768)	$(9,206)

Net Interest Income (FTE)	$13,452	$(3,300)	$10,152	$10,788	$2,569	$13,357

The analysis shows the changes in interest income on a fully tax equivalent (FTE) basis and interest expense attributable to volume and rate variances. The change in interest income (FTE) due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(1)	FTE adjustments, assuming a federal tax rate of 35%, totaled $4.8 million in 2005, $4.3 million in 2004, and $5.3 million in 2003.
(2)	The average balances of the securities are based on amortized historical cost.
(3)	The yield-related fees recognized from the origination of loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
(4)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $2.6 million, $2.8 million, and $2.9 million for 2005, 2004, and 2003 respectively.

TABLE 2

ANALYSIS OF LOAN PORTFOLIO AND LOSS EXPERIENCE

	2005	2004	2003	2002	2001
LOAN PORTFOLIO AT YEAR END:	(dollars in thousands)
Commercial, financial and agricultural	$818,657	$764,339	$733,167	$760,950	$705,486
Real estate-commercial	1,821,868	1,533,917	1,147,592	925,003	724,936
Real estate-residential	459,823	412,753	362,254	449,330	500,053
Real estate-construction	310,006	250,855	194,495	142,844	100,349
Installment and consumer	311,497	316,838	554,514	604,663	443,106
Direct lease financing	13	98	287	927	3,263

Gross loans	$3,721,864	$3,278,800	$2,992,309	$2,883,717	$2,477,193
Allowance for loan losses	(40,756)	(40,945)	(42,115)	(35,214)	(33,940)

Net Loans	$3,681,108	$3,237,855	$2,950,194	$2,848,503	$2,443,253

SUMMARY OF LOSS EXPERIENCE:
Allowance for loan losses, beginning of year	$40,945	$42,115	$35,214	$33,940	$29,157
Amounts charged-off:
Commercial, financial and agricultural	4,995	8,263	9,035	4,122	5,332
Real estate-commercial	6,337	2,902	1,382	1,493	1,612
Real estate-residential	984	614	1,154	934	888
Installment and consumer	5,354	6,527	7,884	6,142	4,858
Direct lease financing	91	12	124	397	163

Total Charge-offs	$17,761	$18,318	$19,579	$13,088	$12,853

Recoveries on amounts previously charged off:
Commercial, financial and agricultural	969	1,435	1,219	514	411
Real estate-commercial	231	176	617	125	148
Real estate-residential	192	176	14	106	54
Installment and consumer	1,700	1,907	1,114	1,026	1,190
Direct lease financing	—	2	6	17	12

Total Recoveries	$3,092	$3,696	$2,970	$1,788	$1,815

Net Charge-offs	$14,669	$14,622	$16,609	$11,300	$11,038
Provision charged to expense	15,194	15,530	24,917	12,574	16,700
Reductions due to sale of loans and other (1)	714	2,078	1,407	—	879

Allowance for Loan Losses, end of year	$40,756	$40,945	$42,115	$35,214	$33,940

RISK ELEMENTS:
Non-accrual loans	$21,680	$30,148	$31,671	$32,535	$26,457
Past due 90 days or more not included above	$8,533	$1,848	$3,304	$3,555	$14,001
Troubled debt restructuring	$13	$14	$—	$3,327	$—

RATIOS:
Allowance for loan losses to year-end loans	1.10%	1.25%	1.41%	1.22%	1.37%
Allowance to non-accrual loans	187.99%	135.81%	132.98%	108.24%	128.28%
Net charge-offs to average loans	0.42%	0.47%	0.57%	0.42%	0.44%
Recoveries to charge-offs	17.41%	20.18%	15.17%	13.66%	14.12%
Non-accrual loans to loans	0.58%	0.92%	1.06%	1.13%	1.07%

(1)	2005 includes estimated loss on unfunded commitments. See Note 15 of the Notes to Consolidated Financial Statements for further information.

The allocation of the allowance for loan and lease losses at December 31, was as follows:

	2005		2004		2003		2002		2001
	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
	(dollars in thousands)
Commercial, financial and agricultural	$17,584	22.0%	$17,076	23.3%	$17,697	24.5%	$15,470	26.4%	$16,136	28.6%
Real estate	5,527	69.6%	8,068	67.0%	6,540	57.0%	4,881	52.6%	4,526	53.5%
Installment and consumer	6,436	8.4%	5,796	9.7%	7,529	18.5%	7,794	21.0%	7,359	17.9%
Impaired loans	7,210	*	6,306	*	7,372	*	5,575	*	4,096	*
Unallocated	3,999	*	3,699	*	2,977	*	1,494	*	1,823	*

Total	$40,756	100.0%	$40,945	100.0%	$42,115	100.0%	$35,214	100.0%	$33,940	100.0%

*	Not applicable

TABLE 3

MATURITY AND INTEREST SENSITIVITY OF LOANS

	December 31, 2005
	Time Remaining to Maturity				Loans Due After One Year
	Due Within One Year	One To Five Years	After Five Years	Total	Fixed Interest Rate	Floating Interest Rate
	(in thousands)
Commercial, financial and agricultural	$495,749	$265,889	$57,019	$818,657	$189,251	$133,657
Real estate-construction	228,625	81,381	—	310,006	17,716	63,665

Total.	$724,374	$347,270	$57,019	$1,128,663	$206,967	$197,322

TABLE 4

MATURITY OF SECURITIES

	December 31, 2005
	U.S. Treasury		Government Sponsored Enterprises (1)		States and Political Subdivisions (2)		Corporate Obligations and Other		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities Available for Sale (3):
One year or less	$—	—	$35,777	2.75%	$6,604	7.14%	$82	1.02%	$42,463	3.42%
After one through five years	4,917	3.01%	39,073	3.97%	85,466	6.08%	—	—	129,456	5.31%
After five through ten years	—	—	4,847	4.37%	74,793	6.69%	—	—	79,640	6.55%
After ten years	—	—	—	—	318	7.15%	46,884	8.42%	47,202	8.41%
Mortgage-backed and asset-backed securities (4)	—	—	867,952	4.16%	—	—	16,671	5.48%	884,623	4.19%

Total Securities Available for Sale	$4,917	3.01%	$947,649	4.10%	$167,181	6.40%	$63,637	7.63%	$1,183,384	4.60%

(1)	Includes U.S. Government agencies.
(2)	Yields were calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(3)	Amounts are reported at fair value. Yields were calculated based on amortized cost.
(4)	Includes $36.1 million of general obligations of FHLB and FNMA that are structured to have payment characteristics of a collateralized mortgage obligation security. Mortgage-backed and asset-backed security maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties. Therefore, these securities are not included within the maturity categories above.

The above schedule includes fair value of $46.9 million in equity investments which are included in the "corporate obligations and other" and the due "after ten years" classifications.

TABLE 5

MATURITY OF TIME DEPOSITS $100,000 OR MORE

	As of December 31, 2005
	Time Remaining to Maturity
	Due Within Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
			(in thousands)
Certificates of deposit	$171,107	$110,329	$188,045	$454,110	$923,591
Other time deposits	—	—	—	838	838

Total.	$171,107	$110,329	$188,045	$454,948	$924,429

TABLE 6

INTEREST RATE SENSITIVITY

The following table provides information about the Company’s financial instruments and derivative financial instruments used for purposes other than trading that are sensitive to changes in interest rates.

For loans, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as any anticipated prepayments. For deposits that have no contractual maturity (demand deposit accounts, interest-bearing checking, savings, and money market deposits) the table was constructed based on historical Company data and analysis. For interest rate swaps and forward rate locks, the table presents notional amounts and, if applicable, weighted-average interest rates by contractual maturity date or call date. Variable rate derivatives are typically based on LIBOR and reset periodically. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

At December 31, 2005:	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(dollars in thousands)
Rate Sensitive Assets:
Fixed Interest Rate Loans	$453,865	$315,714	$352,957	$257,391	$255,059	$103,101	$1,738,087	$1,718,666
Average Interest Rate	6.27%	6.35%	6.27%	6.51%	6.80%	6.13%	6.39%
Variable Interest Rate Loans	1,075,452	245,380	230,328	175,686	154,123	102,808	1,983,777	1,986,750
Average Interest Rate	7.51%	7.20%	7.06%	7.24%	6.85%	7.40%	7.34%
Fixed Interest Rate Securities	252,605	240,172	197,511	145,905	125,919	241,668	1,203,780	1,183,088
Average Interest Rate	4.07%	4.35%	4.38%	4.08%	4.18%	4.32%	4.24%
Variable Interest Rate Securities	161	45	27	17	11	35	296	296
Average Interest Rate	4.50%	5.27%	5.27%	5.27%	5.27%	5.27%	4.85%
Other Interest Earning Assets	5,713	—	—	—	—	—	5,713	5,713
Average Interest Rate	4.21%	—	—	—	—	—	4.21%
Rate Sensitive Liabilities:
Non-interest-bearing deposits	$162,646	$58,117	$48,643	$40,741	$34,146	$180,582	$524,875	$524,875
Interest-bearing demand deposits	1,245,611	144,408	110,953	86,237	67,735	293,282	1,948,226	1,948,226
Average Interest Rate	3.07%	1.97%	1.89%	1.83%	1.77%	1.63%	2.60%
Time deposits	1,070,145	394,212	107,667	103,448	34,675	29,968	1,740,115	1,727,746
Average Interest Rate	3.36%	4.32%	4.15%	4.54%	4.52%	5.12%	3.75%
Fixed Interest Rate Borrowings	358,441	48,754	105,319	22	494	25,153	538,183	542,126
Average Interest Rate	4.36%	8.51%	4.92%	15.06%	7.11%	5.27%	4.89%
Variable Interest Rate Borrowings	120,881	—	—	—	—	—	120,881	120,881
Average Interest Rate	4.04%	—	—	—	—	—	4.04%

At December 31, 2005:	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(dollars in thousands)
Rate Sensitive Derivative Financial Instrument Notional Amounts:
Pay variable/received fixed swaps
Index: 6 mo. Libor—resets semi-annually
Average pay rate 3.87%/receive rate 5.15%	$—	$10,000	$—	$—	$—	$—	$10,000	$75
Index: 3 mo. Libor—resets quarterly
Average pay rate 4.30%/receive rate 5.15%	—	10,000	—	—	—	—	10,000	62
Average pay rate 3.96%/receive rate 4.35%	—	10,000	—	—	—	—	10,000	(56)
Average pay rate 4.35%/receive rate 4.40%	—	10,000	—	—	—	—	10,000	(92)
Average pay rate 4.44%/receive rate 5.00%	—	—	—	—	—	10,000	10,000	(193)
Average pay rate 4.48%/receive rate 5.53%	—	—	—	—	—	10,000	10,000	(172)
Average pay rate 4.53%/receive rate 4.25%	—	—	—	15,000	—	—	15,000	(352)
Average pay rate 4.16%/receive rate 4.13%	—	—	—	—	—	11,000	11,000	(498)
Average pay rate 4.72%/receive rate 5.00%	—	—	—	26,956	—	—	26,956	(535)
Average pay rate 5.05%/receive rate 4.00%	—	7,669	—	—	—	—	7,669	(176)
Average pay rate 4.72%/receive rate 5.00%	—	—	—	—	8,022	—	8,022	(170)
Index: 1 mo. Libor—resets monthly
Average pay rate 6.60%/receive rate 5.14%	—	—	34,000	—	—	—	34,000	(1,242)
Average pay rate 6.50%/receive rate 4.99%	—	—	40,000	—	—	—	40,000	(1,432)
Pay fixed/received variable swaps
Index: 1 mo. Libor—resets monthly
Average pay rate 6.15%/receive rate 6.36%	—	—	—	—	—	4,012	4,012	165
Average pay rate 6.45%/receive rate 6.49%	—	—	—	—	—	1,682	1,682	57
Average pay rate 6.72%/receive rate 6.78%	—	—	—	—	—	11,395	11,395	252
Average pay rate 7.09%/receive rate 6.73%	—	—	—	—	—	1,405	1,405	13
Average pay rate 6.76%/receive rate 6.51%	—	—	—	—	—	2,251	2,251	39
Average pay rate 6.92%/receive rate 6.79%	—	—	—	—	—	651	651	13
Average pay rate 6.60%/receive rate 6.37%	—	—	—	—	—	2,112	2,112	29
Average pay rate 6.84%/receive rate 6.81%	—	—	—	—	6,657	—	6,657	107
Average pay rate 6.92%/receive rate 6.75%	—	—	—	—	—	3,657	3,657	87
Average pay rate 6.72%/receive rate 6.50%	—	—	—	—	—	408	408	5
Average pay rate 6.93%/receive rate 6.54%	—	—	—	—	—	761	761	7
Average pay rate 7.36%/receive rate 6.65%	—	—	—	—	—	510	510	(7)
Pay fixed/received variable forward rate lock
Index: 1 mo. Libor—resets monthly
Average pay rate 6.94%/receive Libor + 1.72%	—	—	—	—	—	1,750	1,750	(48)

At December 31, 2004:	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(dollars in thousands)
Rate Sensitive Assets:
Fixed Interest Rate Loans	$410,575	$286,742	$245,393	$239,084	$200,700	$92,901	$1,475,395	$1,466,000
Average Interest Rate	6.02%	6.08%	6.05%	6.04%	6.32%	5.81%	6.07%
Variable Interest Rate Loans	801,175	255,657	184,892	215,904	240,403	105,374	1,803,405	1,803,906
Average Interest Rate	5.77%	5.42%	5.43%	5.26%	5.36%	5.85%	5.57%
Fixed Interest Rate Securities	213,164	297,058	183,149	181,152	132,958	236,829	1,244,310	1,247,384
Average Interest Rate	4.52%	4.03%	4.39%	4.27%	3.92%	4.47%	4.27%
Variable Interest Rate Securities	803	291	283	247	45	197	1,866	1,866
Average Interest Rate	4.20%	4.50%	4.50%	4.50%	4.50%	4.50%	4.37%
Other Interest Earning Assets	361	—	—	—	—	—	361	361
Average Interest Rate	1.54%	—	—	—	—	—	1.54%
Rate Sensitive Liabilities:
Non-interest-bearing deposits	$180,728	$48,721	$40,619	$33,891	$28,299	$146,821	$479,079	$479,079
Interest-bearing demand deposits	857,128	128,218	103,850	84,470	68,974	341,070	1,583,710	1,583,710
Average Interest Rate	1.46%	0.88%	0.88%	0.87%	0.87%	0.83%	1.18%
Time deposits	852,438	488,608	235,734	15,266	48,337	31,519	1,671,902	1,678,084
Average Interest Rate	2.49%	2.99%	4.41%	3.50%	4.45%	4.82%	3.02%
Fixed Interest Rate Borrowings	419,006	16,710	41,254	90,019	22	28,039	595,050	606,817
Average Interest Rate	2.35%	4.25%	9.35%	5.03%	15.06%	4.85%	3.41%
Variable Interest Rate Borrowings	159,126	—	—	—	—	—	159,126	159,126
Average Interest Rate	2.08%	—	—	—	—	—	2.08%

At December 31, 2004:	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(dollars in thousands)
Rate Sensitive Derivative Financial Instrument Notional Amounts:
Pay variable/received fixed swaps
Index: 6 mo. Libor—resets semi-annually
Average pay rate 1.93%/receive rate 5.15%	$—	$—	$10,000	$—	$—	$—	$10,000	$416
Index: 3 mo. Libor—resets quarterly
Average pay rate 2.33%/receive rate 5.15%	—	—	10,000	—	—	—	10,000	402
Average pay rate 1.94%/receive rate 4.35%	—	—	10,000	—	—	—	10,000	213
Average pay rate 2.23%/receive rate 4.40%	—	—	10,000	—	—	—	10,000	156
Average pay rate 3.08%/receive rate 4.00%	—	—	7,669	—	—	—	7,669	(65)
Average pay rate 2.56%/receive rate 4.25%	—	—	—	—	15,000	—	15,000	(66)
Average pay rate 2.64%/receive rate 5.00%	—	—	—	—	26,956	—	26,956	(45)
Average pay rate 2.44%/receive rate 5.00%	—	—	—	—	—	10,000	10,000	(33)
Average pay rate 2.49%/receive rate 5.22%	—	—	—	—	—	10,000	10,000	(96)
Average pay rate 2.09%/receive rate 4.13%	—	—	—	—	—	11,000	11,000	(289)
Index: 1 mo. Libor—resets monthly
Average pay rate 4.69%/receive rate 5.14%	—	—	—	34,000	—	—	34,000	(686)
Average pay rate 4.51%/receive rate 4.99%	—	—	—	40,000	—	—	40,000	(820)
Pay fixed/received variable swaps
Index: 1 mo. Libor—resets monthly
Average pay rate 6.15%/receive rate 4.38%	—	—	—	—	—	4,127	4,127	78
Average pay rate 6.45%/receive rate 4.51%	—	—	—	—	—	1,758	1,758	25
Average pay rate 6.72%/receive rate 4.80%	—	—	—	—	—	11,883	11,883	(86)
Average pay rate 7.09%/receive rate 4.75%	—	—	—	—	—	1,427	1,427	(22)
Average pay rate 6.76%/receive rate 4.53%	—	—	—	—	—	2,344	2,344	(7)
Average pay rate 6.92%/receive rate 4.81%	—	—	—	—	—	675	675	(2)
Average pay rate 6.60%/receive rate 4.30%	—	—	—	—	—	2,141	2,141	(30)

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

			As of December 31,
			2005	2004
			( in thousands, except share data)
	ASSETS
	Cash and cash equivalents		$144,350	$117,072
	Interest earning deposits in banks and fed funds sold		5,713	361
	Loans held for sale		24,138	30,634
	Securities available for sale, at fair value		1,183,384	1,249,250
	Gross loans		3,721,864	3,278,800
	Allowance for loan losses		(40,756)	(40,945)

	Net loans		$3,681,108	$3,237,855
	Company owned life insurance		132,472	123,743
	Premises and equipment, net		84,818	85,320
	Goodwill		6,148	15,575
	Foreclosed real estate, net		621	4,940
	Other assets		82,150	75,738

	Total Assets		$5,344,902	$4,940,488

	LIABILITIES
	Deposits:
	Noninterest bearing deposits		$524,875	$479,079
	Interest bearing demand deposits		1,873,274	1,520,382
	Time deposits		1,188,337	1,113,933

	Total bank issued deposits		$3,586,486	$3,113,394
	Wholesale deposits		626,730	621,297

	Total deposits		$4,213,216	$3,734,691
	Short-term borrowings		489,334	589,158
	Long-term borrowings		169,730	165,018
	Other liabilities		74,105	65,043

	Total Liabilities		$4,946,385	$4,553,910

	STOCKHOLDERS’ EQUITY
	Preferred stock, $1 par value; authorized 10,000,000 shares; none issued		$—	$—
	Common stock, $0.22 par value; authorized 45,000,000 shares;

	2005	2004
Issued	29,938,942	29,904,068
Outstanding	24,810,703	24,820,745	6,652	6,643
Treasury stock	5,128,239	5,083,323	(104,240)	(102,832)
	Additional paid-in capital		74,110	74,102
	Retained earnings		435,113	407,045
	Deferred compensation		(294)	(273)
	Accumulated other comprehensive (loss) income		(12,824)	1,893

	Total Stockholders’ Equity		$398,517	$386,578

	Total Liabilities and Stockholders’ Equity		$5,344,902	$4,940,488

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$227,124	$179,250	$175,786
Interest on securities:
Taxable	$44,366	$43,693	$39,220
Tax-exempt	7,525	7,015	8,636

Total Income on Securities	$51,891	$50,708	$47,856

Interest on federal funds sold and other short-term investments	$261	$131	$161
Interest and fees on loans held for sale	2,332	3,720	4,908
Interest on deposits in banks	43	18	37

Total Interest Income	$281,651	$233,827	$228,748

INTEREST EXPENSE
Interest on deposits	$91,823	$58,908	$69,024
Interest on short-term borrowings	16,869	12,610	10,578
Interest on long-term borrowings	10,283	9,337	10,459

Total Interest Expense	$118,975	$80,855	$90,061

Net Interest Income	$162,676	$152,972	$138,687
Provision for loan losses	15,194	15,530	24,917

Net Interest Income After Provision for Loan Losses	$147,482	$137,442	$113,770

NON-INTEREST INCOME
Investment management and trust income	$15,095	$16,062	$16,117
Service charges on deposits	23,545	20,050	18,611
Mortgage banking income	3,785	4,800	13,187
Company owned life insurance income	5,415	5,739	7,022
Brokerage commission income	2,819	3,112	2,634
Bankcard fee income	4,882	4,128	3,504
Gain on sales of branches	—	—	8,208
Gain on sale of loans	864	2,462	2,491
Other	8,727	5,874	5,061

Non-Interest Income, Excluding Net Security Gains	$65,132	$62,227	$76,835
Net security gains	995	3,385	4,375

Total Non-Interest Income	$66,127	$65,612	$81,210

OPERATING EXPENSES
Compensation expense	$68,342	$65,534	$60,291
Employee benefits	17,957	17,880	16,211
Net occupancy expense	11,367	9,665	8,541
Equipment expense	10,450	9,198	9,301
Data processing expense	2,360	1,929	4,683
Professional fees	4,002	3,840	3,626
Communication expense	4,716	4,511	4,619
Advertising and business development	6,530	5,990	5,625
Amortization of intangible assets	—	—	141
Other	20,397	19,844	23,017

Total Operating Expenses	$146,121	$138,391	$136,055

Income from continuing operations before income taxes	$67,488	$64,663	$58,925
Income taxes	19,501	18,632	15,756

Income from continuing operations	$47,987	$46,031	$43,169

Discontinued operations:
Income (loss) from discontinued operations	707	(629)	685
Income tax expense (benefit)	3,753	(294)	350

Income (loss) from discontinued operations	$(3,046)	$(335)	$335

Net Income	$44,941	$45,696	$43,504

EARNINGS PER COMMON SHARE
Basic: Income from continuing operations	$1.93	$1.84	$1.73
Income (loss) from discontinued operations	(0.12)	(0.01)	0.02

Net Income	$1.81	$1.83	$1.75

Diluted: Income from continuing operations	$1.91	$1.82	$1.72
Income (loss) from discontinued operations	(0.12)	(0.01)	0.01

Net Income	$1.79	$1.81	$1.73

DIVIDENDS PER COMMON SHARE	$0.68	$0.68	$0.66
AVERAGE COMMON SHARES OUTSTANDING
Basic	24,814	24,955	24,896
Diluted	25,087	25,251	25,090

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(in thousands, except share data)
Balance at December 31, 2002	$6,615	$(97,043)	$74,326	$351,247	$(523)	$21,059	$355,681

Comprehensive Income (Loss):
Net Income	—	—	—	43,504	—	—	43,504
Reclassification of gains on hedging activities to earnings	—	—	—	—	—	(2,269)	(2,269)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	885	885

Net effect of hedging activities	—	—	—	—	—	(1,384)	(1,384)

Net unrealized holding losses on securities available for sale arising during the period	—	—	—	—	—	(13,367)	(13,367)
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(4,375)	(4,375)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	7,024	7,024

Net unrealized losses on securities available for sale	—	—	—	—	—	(10,718)	(10,718)

Comprehensive Income (Loss)	—	—	—	43,504	—	(12,102)	31,402

Cash dividends on common stock-$0.66 per share	—	—	—	(16,446)	—	—	(16,446)
Purchase of 257,428 shares for the treasury	—	(6,328)	—	—	—	—	(6,328)
Deferred compensation expense and other	—	—	176	—	336	—	512
Reissuance of 504,209 treasury shares for incentive plans	—	11,559	(1,473)	—	(166)	—	9,920
Issuance of 44,180 common shares for Employee Stock Plan	10	—	833	—	—	—	843

Balance at December 31, 2003	$6,625	$(91,812)	$73,862	$378,305	$(353)	$8,957	$375,584

Comprehensive Income (Loss):
Net Income	—	—	—	45,696	—	—	45,696
Reclassification of gains on hedging activities to earnings	—	—	—	—	—	(970)	(970)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	378	378

Net effect of hedging activities	—	—	—	—	—	(592)	(592)

Net unrealized holding losses on securities available for sale arising during the period	—	—	—	—	—	(7,050)	(7,050)
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(3,385)	(3,385)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	3,963	3,963

Net unrealized losses on securities available for sale	—	—	—	—	—	(6,472)	(6,472)

Comprehensive Income (Loss)	—	—	—	45,696	—	(7,064)	38,632

Cash dividends on common stock-$0.68 per share	—	—	—	(16,956)	—	—	(16,956)
Purchase of 862,873 shares for the treasury	—	(24,847)	—	—	—	—	(24,847)
Deferred compensation expense and other	3	—	162	—	170	—	335
Reissuance of 530,106 treasury shares for incentive plans	—	13,827	(1,335)	—	(90)	—	12,402
Issuance of 67,372 common shares for Employee Stock Plan	15	—	1,413	—	—	—	1,428

Balance at December 31, 2004	$6,643	$(102,832)	$74,102	$407,045	$(273)	$1,893	$386,578

Comprehensive Income (Loss):
Net Income	—	—	—	44,941	—	—	44,941
Net unrealized holding losses on securities available for sale arising during the period	—	—	—	—	—	(22,771)	(22,771)
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(995)	(995)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	9,049	9,049

Net unrealized losses on securities available for sale	—	—	—	—	—	(14,717)	(14,717)

Comprehensive Income (Loss)	—	—	—	44,941	—	(14,717)	30,224

Cash dividends on common stock-$0.68 per share	—	—	—	(16,873)	—	—	(16,873)
Purchase of 256,196 shares for the treasury	—	(7,702)	—	—	—	—	(7,702)
Deferred compensation expense and other	1	—	703	—	199	—	903
Reissuance of 211,280 treasury shares for incentive plans	—	6,294	(1,525)	—	(220)	—	4,549
Issuance of 34,874 common shares for Employee Stock Plan	8	—	830	—	—	—	838

Balance at December 31, 2005	$6,652	$(104,240)	$74,110	$435,113	$(294)	$(12,824)	$398,517

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2005	2004	2003 (1)
	(in thousands)
Cash Flows From Operating Activities
Net income	$44,941	$45,696	$43,504
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	8,701	7,751	6,649
Amortization and accretion of securities, net	1,830	3,628	11,123
Provision for loan losses	15,194	15,530	24,917
Amortization of intangible assets	—	—	141
Company owned life insurance income, net of death benefits	(5,415)	(5,002)	(6,506)
Gain on sale of branches	—	—	(8,208)
Net gain on sale of discontinued operations	(753)	—	—
Net securities gains	(995)	(3,385)	(4,375)
Net gain on sale of loans	(864)	(2,462)	(2,491)
Net gain on sale of mortgage loans held for sale	(1,370)	(2,326)	(8,263)
Originations of mortgage loans held for sale	(341,921)	(392,889)	(822,580)
Proceeds from sales of mortgage loans held for sale	349,995	397,485	860,993
Deferred income tax expense	2,754	1,152	729
Tax benefit on exercise of stock options	877	1,491	1,361
Decrease in other assets	1,812	5,471	29,653
Increase (decrease) in other liabilities	8,598	13,168	(32,928)

Net cash provided by operating activities	$83,384	$85,308	$93,719

Cash Flows From Investing Activities
Proceeds from maturities of securities available for sale	$213,072	$236,808	$623,012
Proceeds from sales of securities available for sale	54,107	81,541	111,134
Purchase of securities available for sale	(225,914)	(397,877)	(750,558)
Net (increase) decrease in federal funds sold and other short-term investments	(4,950)	(250)	4,200
Net (increase) decrease in interest earning deposits in banks	(402)	1,635	405
Net increase in loans	(472,223)	(469,469)	(288,614)
Proceeds from the sale of loans	10,371	164,111	107,734
Proceeds from the sale of subsidiary	10,000	—	—
Investment in company owned life insurance	(3,314)	(2,266)	(1,055)
Premises and equipment expenditures, net	(8,239)	(20,654)	(23,813)
Proceeds from the sale of foreclosed real estate	6,672	3,924	6,140

Net cash used in investing activities	$(420,820)	$(402,497)	$(211,415)

Cash Flows From Financing Activities
Net increase in non-interest-bearing demand deposits	$45,796	$41,575	$100,347
Net increase in interest-bearing demand deposits	352,892	158,584	248,427
Net increase (decrease) in time deposits	74,404	31,320	(123,611)
Net increase (decrease) in wholesale deposits	5,433	127,375	(26,620)
Net decrease in short-term borrowings	(116,546)	(3,082)	(63,489)
Proceeds from long-term borrowings	22,800	—	40,000
Payment of long-term borrowings	—	(12)	(15,806)
Net payments to settle branch sales	—	—	(65,439)
Dividends paid	(16,873)	(16,956)	(16,446)
Issuance of common shares for employee stock plan	838	1,428	843
Reissuance of treasury shares for incentive plans	3,672	10,911	8,559
Purchase of shares for treasury	(7,702)	(24,847)	(6,328)

Net cash provided by financing activities	$364,714	$326,296	$80,437

Net change in cash and cash equivalents	$27,278	$9,107	$(37,259)
Cash and cash equivalents:
Beginning of year	117,072	107,965	145,224

End of year	$144,350	$117,072	$107,965

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$89,283	$57,859	$78,369
Interest paid on borrowings	26,619	23,235	21,844
Income tax payments	16,087	11,335	19,350
Non-Cash Investing and Financing
Foreclosed real estate—acquired in settlement of loans	2,401	4,163	7,702
Transfer current portion of long-term borrowings to short-term borrowings	16,722	35,177	25,039
Capitalized interest	101	145	262
Reduction in goodwill due to sale of subsidiary	9,427	—	70
De-consolidation of AMCORE Capital Trust I—increases in assets and liabilities	—	16,238	—
Transfer of loans to held for sale loans	—	75,000	—

(1)	Balance changes resulting from branch sales are excluded from individual line items such as deposits, loans, and fixed assets.

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

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

Description of the Business

The Company is a bank holding company headquartered in Rockford, Illinois, and conducts its principal business activities at locations within northern Illinois and southern Wisconsin. The primary business of the Company is the extension of credit and the collection of deposits with commercial and industrial, agricultural, real estate and consumer loan customers throughout northern Illinois and southern Wisconsin conducted through its banking subsidiary (BANK). The BANK also offers products and services through its mortgage-banking segment. Although the Company has a diversified loan portfolio, adverse changes in the local economy would have a direct impact on the credit risk in the portfolio.

The Company also offers a variety of financial products and services through its financial services subsidiaries. These include personal and employee benefit trust administration for individuals, estates and corporations, brokerage, and credit life and accident and health insurance in conjunction with the lending activities of the BANK.

Principles of Consolidation

The financial statements include the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The operating results for Investors Management Group, Ltd. (IMG) have been reclassified and shown as discontinued operations on the Statements of Income and in the Notes to the Consolidated Financial Statements for all periods presented. This includes the effect of the sale of IMG and the transition of Vintage equity funds. See Note 2 for additional information.

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

Securities and Other Investments

Debt securities are classified into three categories: held to maturity, trading, and available for sale. Securities for which the Company has the positive intent and the ability to hold to maturity can be classified as held to maturity and reported at amortized cost. Securities bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Available for sale securities are securities that are not classified as either held to maturity nor trading, and are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated Other Comprehensive Income (OCI) until realized. The constant yield method is used for the amortization and accretion of premiums and discounts. The cost of securities sold is determined on a specific identification method. There were no held to maturity or trading securities outstanding during 2005 or 2004.

Non-marketable equity securities, which include private equity fund investments, are reported under the cost or equity method depending on percentage of ownership. Also included in non-marketable equity securities are investments in stock of the Federal Reserve Bank, the Federal Home Loan Bank and preferred stock of the Federal Home Loan Mortgage Company. Investments in affordable housing tax credit projects without guaranteed yields are reported on the equity method. Those with guaranteed yields are reported using the effective yield method. Private equity fund and affordable housing tax credit investments are reported as other assets on the Consolidated Balance Sheets.

When it is determined that securities or other investments are impaired and the impairment is other than temporary, an impairment loss is recorded in earnings and a new basis is established. See Note 3 for additional information.

Loans and Allowance for Loan Losses

Loans that management has the ability and intent to hold for the foreseeable future are recorded at the amount advanced to the borrower plus certain costs incurred by AMCORE to originate the loan, less certain origination fees that are collected from the borrower. The carrying amount of loans is reduced as principal payments are made. Payments made by the borrower are allocated between interest income and principal payment based upon the outstanding principal amount and the contractual rate of interest. The carrying amount is further adjusted to reflect amortization of the origination costs, net of origination fees. These items are amortized over the expected life of the loan using methods that approximate the level-yield method.

Management periodically evaluates the loan portfolio in order to establish an estimated allowance for loan losses (Allowance) that are probable as of the respective reporting date. This evaluation includes specific loss estimates on certain individually reviewed loans where it is probable that the Company will be unable to collect all of the amounts due (principal or interest) according to the contractual terms of the loan agreement (impaired loans), statistical loss estimates for loan groups or pools that are based on historical loss experience and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions, among other things. Additions to the Allowance are charged against earnings for the period as a provision for loan losses (Provision). Actual loan losses are charged against the Allowance when management believes that the collection of principal will not occur. Unpaid interest attributable to prior years for loans that are placed on Non-Accrual Status are also charged against the Allowance. Unpaid interest for the current year for loans that are placed on Non-Accrual Status are reversed against the interest income previously recognized. Subsequent recoveries of amounts previously charged to the Allowance, if any, are credited to the Allowance. See Note 4 for additional information.

The accrual of interest income is generally discontinued (Non-Accrual Status) when management believes that collection of principal and/or interest is doubtful. Generally, loans that are not well secured and in the process of collection are placed in Non-Accrual Status when payment becomes past due for more than 90 days except for residential real estate loans which are placed on Non-Accrual Status at 120 days past due. Payments received from the borrower after a loan is placed on Non-Accrual Status are applied to reduce the principal balance of the loan until such time that collectability of remaining principal and interest is no longer doubtful. Unpaid interest that has previously been recorded as income is written-off when a loan is placed on Non-Accrual Status. The outstanding loan balance is written-off against the allowance for loan losses when management determines that probability of collection of principal will not occur.

BANK and Company Owned Life Insurance (COLI)

The Company has purchased life insurance coverage for certain officers. The one-time premiums paid for the policies, which coincide with the initial cash surrender value, are recorded as assets on the Consolidated Balance Sheets. Increases or decreases in cash surrender value (other than proceeds from death benefits) are recorded as other income. Proceeds from death benefits first reduce the cash surrender value attributable to the individual policy and any additional proceeds are recorded as other income.

Premises and Equipment

Premises and equipment including leasehold improvements are stated at cost less accumulated depreciation and amortization. Capitalized leases are recorded at the present value of minimum lease payments over the life of the lease (limited to the fair value of the property at the inception of the lease) less accumulated amortization. Depreciation is computed principally on the straight-line method over the estimated useful life of the assets. Leasehold improvements and capitalized leases are amortized using the straight-line method over the terms of the respective leases or their useful lives, whichever is shorter. Rent expense for operating leases that include scheduled rent increases or rent holidays are recognized straight-line over the lease term, including the rent holiday period. Rent expense for operating leases that do not include scheduled rent increases or rent holidays are recognized in accordance with their contractual terms. See Note 5 for additional information.

Intangible Assets

Certain intangible assets, such as core deposits and goodwill, have arisen from the purchase of subsidiaries. Core deposit intangibles represent a valuation of acquired deposit relationships and are amortized based on the present value of the future net income or cost savings derived from the related deposits. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but must be tested at least annually for impairment. See discussion under Impairment of Long-Lived Assets later in this note.

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

The mortgage servicing rights asset is amortized in proportion to the principal amortization of the underlying loan portfolios that are being serviced. Amortization of the servicing rights asset will reduce the amount of income that is recorded in the respective period from the servicing of the mortgage loans.

Each reporting period, the Company re-evaluates the fair value of its remaining mortgage servicing rights assets. The amount that the carrying amount of mortgage servicing rights exceeds the estimate of fair value is charged against earnings for the period. Rather than directly reducing the carrying amount of the servicing rights asset, a valuation allowance is established for the same amount as the charge against earnings. In subsequent reporting periods, depending upon current estimates of fair value, the valuation allowance may be reversed. The reversal is limited to the remaining amount of the valuation allowance and will result in an increase in earnings.

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

Because the Company’s retained residual interests are subordinated to the interests of securitization investors and the trust agent, there is risk that the carrying value of the Interest Only Strip will not be fully recovered, resulting in a loss charged to earnings. These include risk the asset will have a shorter life than originally estimated (prepayment risk), that actual credit losses may exceed expected credit losses (credit risk) and that interest paid to the securitization trust and investors will be greater than projected (interest rate risk). The Company’s exposure due to these credit and prepayment risks is limited to its interest in the Interest Only Strip. Neither the investors nor the securitization trust have any other recourse to the Company. Exposure due to interest rate risk could create losses exceeding the Company’s interest in the Excess Spread, but such a possibility is not considered probable as of December 31, 2005. Each reporting period, the fair values of the Interest Only Strips are re-evaluated based upon current estimates and assumptions of the net present value of residual future cash flows net of remaining expected credit losses and anticipated refunds of Overcollateralization. Changes in fair value are generally recorded net of tax as a component of OCI. If this re-evaluation results in fair values that are less than the amortized carrying value of the Interest Only Strip, and if the decline is considered other than temporary, in accordance with Emerging Issues Task Force (EITF) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets”, the decline is charged against earnings for the current period. Finally, each reporting period, new Interest Only Strip amortization schedules are developed based upon current estimates, assumptions, adjusted carrying values and revised constant yields. See Note 8 for additional information.

Impairment of Long-Lived Assets

Long-lived assets including goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized by a reduction to the carrying amount of the asset, thus establishing a new cost basis, with an offsetting charge to expense.

Goodwill is tested for impairment annually and on an interim basis whenever events or changes in circumstances indicate that it is more-likely-than-not that goodwill has been impaired. The annual impairment testing is a two-step process during which each reporting unit is evaluated separately. The reporting units are the same as the segments listed in Note 18. In the first step, a determination is made whether or not the fair value of the reporting unit is greater than it’s carrying (book) value. If not, in the second step, the fair value of individual assets are evaluated to determine whether or not market value assigned to goodwill is less than carrying value, in which case a charge to earnings would be required for the amount of the deficiency. For all segments, the fair value of the reporting unit has been greater than the carrying value at each annual testing date. As a result, step two has not been necessary and no impairment loss has been recognized. There have been no events or circumstances that have occurred that would have required an interim evaluation. At December 31, 2005 and 2004, the Company had $6.1 million and $15.6 million, respectively, of goodwill. The decline was attributable to the sale of IMG. See Note 2 and Note 6 for additional information.

Trust and Managed Assets

Assets that are held by subsidiaries in a fiduciary or agency capacity are not included in the consolidated financial statements as they are not assets of the Company. The total assets either administered or managed by the Company at December 31, 2005 and 2004 were $2.6 billion and $4.4 billion, respectively.

Derivative Financial Instruments and Hedging Activities

The Company uses certain financial instruments called derivatives to help manage (Hedge) its risk or exposure to changes in interest rates and in conjunction with its mortgage banking operations. The types of derivatives that the Company has used are interest rate swaps, caps, collars and floors (collectively, “Interest Rate Derivatives”), mortgage loan commitments and forward contracts. Interest Rate Derivatives are contracts with a third party (the “Counter-party) to exchange interest payment streams based upon an assumed principal amount (the “Notional Principal Amount”). The Notional Principal Amount is not advanced to/from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams.

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

Also considered derivatives are 1-4 family residential mortgage loan commitments (the “Commitments”) and forward mortgage loan sales (the “Forward Contracts”) to the secondary market (collectively “Mortgage Loan Derivatives”) that are reported at fair value on the Consolidated Balance Sheets. Changes in the fair value of the Mortgage Loan Derivatives are included in other income or expense as they occur. However, since the Company’s Forward Contracts qualify and have been designated as fair value Hedges of its portfolio of loans held for sale (the “Warehouse Loans”) as well as a Hedge of its Commitments, the Warehouse Loans are also adjusted to fair value. The change in fair value of Warehouse Loans is recorded in other income or expense as it occurs. To the extent that the Company’s Forward Contracts are highly effective, the changes in the fair value of the Forward Contracts will largely offset changes in fair value of the Commitments and Warehouse Loans.

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

For Hedges that meet “shortcut” accounting criteria because the critical terms of the derivative and the Hedged Item are the same, complete offsets in cash flows or fair values are assumed and no ineffectiveness is recognized in earnings. These Hedges are monitored on a quarterly basis to verify that there have been no changes in the derivative or the Hedged Item that would invalidate this conclusion.

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

Stock-Based Employee Compensation Plans

The Company has stock-based employee compensation plans, which are described more fully in Note 13. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, according to the intrinsic value method for all periods presented. No stock-based employee compensation cost is reflected in net income because all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the options have no intrinsic value at the date of grant. Had compensation cost for these grants been determined based on the grant date fair values of awards (the method described in SFAS No. 123, “Accounting for Stock-Based Compensation”), reported net income from continuing operations and basic and diluted earnings per common share from continuing operations would have been reduced to the pro forma amounts shown below:

	Years Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Net Income:
Income from continuing operations	$47,987	$46,031	$43,169
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(2,143)	(1,914)	(2,355)

Pro forma	$45,844	$44,117	$40,814

Diluted Shares:
As reported	25,087	25,251	25,090
Deduct: Shares due to average unrecognized compensation cost related to future services	(68)	(82)	(139)

Pro forma	25,019	25,169	24,951

Basic Earnings per share from continuing operations
As reported	$1.93	$1.84	$1.73
Pro forma	1.85	1.77	1.64
Diluted Earnings per share from continuing operations
As reported	$1.91	$1.82	$1.72
Pro forma	1.83	1.75	1.64

The fair value of options at the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Dividend rate	2.43%	2.11%	2.51%
Price volatility	27.31%	28.19%	30.43%
Risk-free interest rate	4.07%	4.17%	3.12%

Expected life in years	6.4	5.5	5.5

Weighted average fair value of options granted	$7.03	$7.40	$5.94

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

Recently Issued Accounting Standards

In November 2003, the Emerging Issues Task Force (EITF) reached a consensus on certain disclosure requirements under EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The new disclosure requirements apply to investment in debt and marketable equity securities that are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Effective for fiscal years ending after December 15, 2003, companies were required to disclose information about debt or marketable equity securities with market values below carrying values. The Company previously implemented the disclosure requirements of EITF Issue No. 03-1. In March 2004, the EITF came to a consensus regarding EITF 03-1. Securities in scope are those subject to SFAS 115. The EITF adopted a three-step model that requires management to determine if impairment exists, decide whether it is other-than-temporary, and record other-than-temporary losses in earnings. In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which will apply to reporting periods beginning after December 15, 2005. The FSPs provide guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. The FSPs also include accounting considerations subsequent to the recognition of other-than-temporary impairment and requirements for certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company does not expect it to have a material impact on its financial position or results of operation. The future impact to the Company will be determined by the status of the investment portfolio and management’s intent as of the respective balance sheet date.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. This Statement is effective, on a prospective basis, for fiscal years beginning after December 15, 2005. The Company does not expect it to have a material impact on its financial position or results of operation.

SFAS No. 123 (Revised 2004) (123R), “Share-Based Payment” was issued in December 2004 and will require compensation cost relating to share-based payment transactions be recognized in the Consolidated Financial Statements for periods beginning after December 15, 2005. The Company’s preliminary estimates based upon historical grant levels indicate that implementation will result in a reduction in earnings and a decline in diluted earnings per share of approximately $0.07-$0.09 for 2006.

NOTE 2 – MERGERS, ACQUISITIONS AND DIVESTITURES

Completed Divestitures:

Discontinued Operations – During 2005, the Company closed on the transition of three Vintage equity funds into two mutual funds managed by Federated Investors, Inc. and sold its subsidiary IMG. The transition of $142 million in assets of three Vintage equity funds to the two Federated mutual funds was completed in September, 2005, resulting in a pre-tax gain of $1.3 million. On December 30, 2005, the Company completed the sale of IMG resulting in a $576,000 pre-tax loss, net of associated costs, and a $3.2 million tax charge. The operating results for IMG have been reclassified and shown as discontinued operations on the Statements of Income and in the Notes to the Consolidated Financial Statements for all periods presented. This includes the effect of the sale of IMG and the transition of the Vintage equity funds.

Branch Sales – During 2003, the Company sold six Wisconsin branches in Clinton, Darien, Montello, Kingston, Dalton and Westfield, resulting in $8.2 million pre-tax gains, net of associated costs. For the six branches sold, $47.8 million in loans, $124.6 million in deposits and $2.1 million in premises and equipment were transferred to the respective buyers. The net cash paid by the Company to settle the divestitures was $65.4 million.

NOTE 3 – SECURITIES

A summary of information for investment securities, categorized by security type, at December 31, 2005, 2004 and 2003 follows. Fair values are based on quoted market prices or are based on quoted prices for similar financial instruments.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2005
Securities Available for Sale:
U.S. Treasury	$5,008	$—	$(91)	$4,917
U.S. Government sponsored enterprises (GSEs)	117,161	43	(1,445)	115,759
GSEs and U.S. agency mortgage-backed securities (1)	851,552	788	(20,450)	831,890
State and political subdivisions	166,051	2,244	(1,114)	167,181
Corporate obligations and other (2)	64,304	56	(723)	63,637

Total Securities Available for Sale	$1,204,076	$3,131	$(23,823)	$1,183,384

December 31, 2004
Securities Available for Sale:
U.S. Treasury	$5,013	$—	$(17)	$4,996
U.S. Government sponsored enterprises (GSEs)	102,520	109	(443)	102,186
GSEs and U.S. agency mortgage-backed securities (1)	882,347	3,750	(7,313)	878,784
State and political subdivisions	169,658	6,390	(60)	175,988
Corporate obligations and other (2)	86,638	764	(106)	87,296

Total Securities Available for Sale	$1,246,176	$11,013	$(7,939)	$1,249,250

December 31, 2003
Securities Available for Sale:
U.S. Treasury	$5,000	$27	$—	$5,027
U.S. Government sponsored enterprises (GSEs)	78,582	532	(1)	79,113
GSEs and U.S. agency mortgage-backed securities (1)	835,986	9,400	(5,169)	840,217
State and political subdivisions	144,580	8,855	—	153,435
Corporate obligations and other (2)	87,725	854	(989)	87,590

Total Securities Available for Sale	$1,151,873	$19,668	$(6,159)	$1,165,382

A summary of unrealized loss information for investment securities, categorized by security type, was as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (3)	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2005
Securities Available for Sale:
U.S. Treasury	$—	$—	$4,917	$(91)	$4,917	$(91)
U.S. Government sponsored enterprises (GSEs)	37,357	(491)	63,773	(954)	101,130	(1,445)
GSEs and U.S. agency mortgage-backed securities (1)	362,303	(6,281)	434,655	(14,169)	796,958	(20,450)
State and political subdivisions	54,991	(787)	11,218	(327)	66,209	(1,114)
Corporate obligations and other	11,863	(269)	11,553	(454)	23,416	(723)

Total Unrealized Losses on Securities Available for Sale	$466,514	$(7,828)	$526,116	$(15,995)	$992,630	$(23,823)

December 31, 2004
Securities Available for Sale:
U.S. Treasury	$4,996	$(17)	$—	$—	$4,996	$(17)
U.S. Government sponsored enterprises (GSEs)	81,001	(443)	—	—	81,001	(443)
GSEs and U.S. agency mortgage-backed securities (1)	460,881	(4,363)	131,652	(2,950)	592,533	(7,313)
State and political subdivisions	12,815	(60)	—	—	12,815	(60)
Corporate obligations and other	11,352	(68)	1,860	(38)	13,212	(106)

Total Unrealized Losses on Securities Available for Sale	$571,045	$(4,951)	$133,512	$(2,988)	$704,557	$(7,939)

(1)	Includes U.S. Government agencies.
(2)	At December 31, 2005, includes investments of $4 million, $21 million, and $0, respectively, in stock of the Federal Reserve Bank (FRB), the Federal Home Loan Bank (FHLB) and preferred stock of Freddie Mac (FHLMC). At December 31, 2004, these amounts were $4 million, $24 million and $9 million, respectively. These investments are recorded at amortized historical cost or fair value, as applicable, with income recorded when dividends are declared. A portion of the FRB and FHLB investments are restricted as to sale because they are held to satisfy membership requirements.
(3)	The Company has the ability to hold, and has no present intent to dispose of, these securities as of December 31, 2005. Of the $16 million total unrealized losses 12 months or longer, all except $1.8 million was related to 72 mortgage-backed securities issued by GSEs with an S&P quality rating of "AAA". Of the $1.8 million in unrealized losses, $454,000 was related to two corporate bonds. Of the $454,000, $397,000 was related to an asset-backed bond collateralized by fixed rate manufactured housing contracts and installment loan agreements. At December 31, 2005, the S&P quality rating for this bond was "B," the security was sufficiently collateralized such that credit loss was considered remote, and the security had an average life of 3.8 years. The other $57,000 was related to an asset-backed bond collateralized by owner occupied first lien, conforming mortgage loans. At December 31, 2005, the S&P quality rating for this bond was "AAA," the security was sufficiently collateralized such that credit loss was considered remote, and the security had an average remaining life of 1.5 years. In the event of prepayment, it is expected that the Company would recover substantially all of its recorded investment in both of these securities. The remaining $1.4 million includes $1.0 million of nine "AAA" rated GSEs and $327,000 of 15 municipal obligation bonds with an S&P quality rating of "A" to "AAA."

A summary of realized gain and loss information follows for the years ended December 31:

	2005	2004	2003
	(in thousands)
Realized Gains	$1,052	$3,490	$4,733
Realized Losses	(57)	(105)	(358)

Net Gains	$995	$3,385	$4,375

The amortized cost and fair value of securities available for sale as of December 31, 2005, by contractual maturity are shown below. Mortgage-backed security maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid with or without penalties. Therefore, these Securities are not included in the maturity categories in the following maturity summary.

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$42,742	$42,463
Due after one year through five years	130,146	129,456
Due after five years through ten years	78,911	79,640
Due after ten years	47,365	47,202
Mortgage-backed securities (agency and corporate)	904,912	884,623

Total Securities	$1,204,076	$1,183,384

At December 31, 2005 and 2004, securities with a fair value of approximately $818.7 million and $905.4 million, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes required by law.

The above schedules include amortized cost of $47.1 million and fair value of $46.9 million in equity investments at December 31, 2005. The amortized cost and fair value were $66.7 million and $67.4 million, respectively, at December 31, 2004, and $51.2 million and $51.8 million, respectively, at December 31, 2003. At December 31, 2005 and 2004, none had a fair value below amortized cost. These are included in the “corporate obligations and other” and the “due after ten years” classifications above.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at December 31, 2005 and 2004 was as follows:

	2005	2004
	(in thousands)
Commercial, financial and agricultural	$818,657	$764,339
Real estate-commercial	1,821,868	1,533,917
Real estate-residential	459,823	412,753
Real estate-construction	310,006	250,855
Installment and consumer	311,497	316,838
Direct lease financing	13	98

Gross loans	$3,721,864	$3,278,800
Allowance for loan losses	(40,756)	(40,945)

Net Loans	$3,681,108	$3,237,855

Non-performing and past due loan information as of and for the years ended December 31, was as follows:

	2005	2004
	(in thousands)
Impaired Loans:
Non-accrual:
Commercial	$4,483	$1,816
Real estate	13,083	20,380

Total Impaired Loans	$17,566	$22,196

Other Non-performing:
Non-accrual loans (1)	4,114	7,952

Total Non-performing Loans	$21,680	$30,148

Loans 90 days or more past due and still accruing	$8,533	$1,848

Total Non-performing Loans	$30,213	$31,996

Foreclosed Assets:
Real estate	$621	$4,940
Other	151	923

Total Foreclosed Assets	$772	$5,863

Total Non-performing Assets	$30,985	$37,859

Troubled debt restructurings	$13	$14

(1)	These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

Impaired loan information as of and for the years ended December 31, was as follows:

	2005	2004	2003
	(in thousands)
Impaired loans without an allowance allocation	$—	$2,787	$896
Impaired loans with an allowance allocation	17,566	19,409	19,187
Allowance provided for impaired loans	7,210	6,306	7,372
Average recorded investment in impaired loans	22,855	23,382	20,936
Interest income recognized from impaired loans	377	815	338

An analysis of the allowance for loan losses for the years ended December 31, follows:

	2005	2004	2003
	(in thousands)
Balance at beginning of year	$40,945	$42,115	$35,214
Provision charged to expense	15,194	15,530	24,917
Loans charged off	(17,761)	(18,318)	(19,579)
Recoveries on loans previously charged off	3,092	3,696	2,970
Reductions due to sale of loans and other (2)	(714)	(2,078)	(1,407)

Balance at end of year	$40,756	$40,945	$42,115

(2)	2005 includes estimated loss on unfunded commitments. See Note 15 for additional information.

The BANK has had, and is expected to have in the future, banking transactions with directors, executive officers, their immediate families and affiliated companies in which they are a principal stockholder (commonly referred to as related parties). These transactions were made in the ordinary course of of business on substantially the same terms as comparable transactions with other borrowers.

Related party loan transactions during 2005, 2004 and 2003 were as follows:

	2005	2004	2003
	(in thousands)
Balance at beginning of year	$12,598	$12,911	$16,151
New loans	14,237	39,279	3,708
Repayments	(15,885)	(39,592)	(6,948)

Balance at end of year	$10,950	$12,598	$12,911

NOTE 5 – PREMISES, EQUIPMENT AND LEASE COMMITMENTS

A summary of premises and equipment at December 31, 2005 and 2004 follows:

	2005	2004
	(in thousands)
Land	$23,006	$22,366
Buildings and improvements	72,826	69,873
Furniture and equipment	58,990	61,137
Leasehold improvements	6,333	6,163
Construction in progress	6,375	4,458

Total premises and equipment	$167,530	$163,997
Accumulated depreciation and amortization	(82,712)	(78,677)

Premises and Equipment, net	$84,818	$85,320

For financial reporting purposes, depreciation utilizes the straight-line depreciation method with salvage values employed when applicable. The depreciation term assigned to a specific asset will approximate the estimated useful life of the asset or in the case of leasehold improvements the lesser of the lease term or the estimated useful life.

Certain branch locations, ATM equipment, and office equipment are leased under noncancellable leases. There were 31 branch location leases, one of which is classified as a capital lease, and 12 other operating leases in effect at December 31, 2005. The leases expire at various dates through the year 2035, however, most of the Company’s leases contain renewal options for multi-year periods at fixed or calculable rentals. Some lease rents periodically adjust for changes in the consumer or other price indices. Most leases are periodically adjusted for changes in common area maintenance/operating expenses (CAM) or real estate taxes, or require the Company to pay real estate taxes directly to the taxing authority.

The long-term borrowings balance on the Consolidated Balance Sheets includes the aforementioned capital lease. The Company is amortizing the capitalized lease obligation and depreciating the facility over the remaining noncancellable term of the original lease, which expires or renews in 2021.

In 2005, the Company entered into a sale-leaseback arrangement through which it sold a branch office and leased back a portion for a period of 15 years. The realized gain on the sale of $110,000 has been deferred and is being amortized as a reduction of expense over the term of the lease.

The following summary reflects the future minimum lease rental payments required under operating and capital leases that, as of December 31, 2005, have remaining noncancellable lease terms in excess of one year.

Years ending December 31,	Operating Leases	Capital Lease
	(in thousands)
2006	$2,398	$169
2007	2,632	173
2008	2,364	173
2009	2,122	173
2010	1,687	172
Thereafter	18,589	1,935

Total minimum lease payments	$29,792	$2,795

Less: Amount representing interest		(1,736)

Present value of net minimum lease payments		$1,059

	2005	2004	2003
	(in thousands)
Rental expense charged to net occupancy expense	$1,863	$1,131	$1,373

The following is an analysis of the leased property under capital leases:

	Asset balances at December 31,
	2005	2004
	(in thousands)
Branch facilities – buildings and improvements	$1,070	$1,070
Less: Accumulated amortization	(250)	(196)

Net capitalized leases	$820	$874

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill by segment at December 31, 2005 and 2004 follows:

	2005	2004
	(in thousands)
Retail Banking	$3,572	$3,572
Commercial Banking	2,381	2,381
Investment Management and Trust	195	9,622

Total Goodwill	$6,148	$15,575

All the Company’s core deposit intangibles were fully amortized as of December 31, 2003. Changes in the carrying amount of goodwill for the year ended December 31, 2005 were related to the sale of IMG in the fourth quarter of 2005. The changes in the carrying amount of goodwill for the year ended December 31, 2005 were as follows:

	Retail Banking	Commercial Banking	Investment Management and Trust	Total
	(in thousands)
Balance as of December 31, 2004	$3,572	$2,381	$9,622	$15,575
Goodwill included in the sale of IMG	—	—	(9,427)	(9,427)

Balance as of December 31, 2005	$3,572	$2,381	$195	$6,148

The fair value of each reporting unit exceeded its carrying (book) value at the annual evaluation dates, thus, no impairment loss was recognized in 2005, 2004 or 2003. See Note 7 for information regarding the Company’s mortgage servicing rights asset.

NOTE 7 – MORTGAGE SERVICING RIGHTS

The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheets, was $1.4 billion and $1.3 billion at December 31, 2005 and 2004, respectively. Of this amount, the Company has recorded originated capitalized mortgage servicing rights (OMSRs) on mortgage loans serviced balances of $1.3 billion and $1.2 billion as of December 31, 2005 and December 31, 2004, respectively. The remaining balance of originated loans sold and serviced for others also have servicing rights associated with them; however, these servicing rights arose prior to the adoption of SFAS No. 122, “Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65”, as amended by SFAS Nos. 125 and 140, and accordingly, have not been capitalized. Amounts collected as servicing agent on loans serviced for third-parties, and not yet remitted, totaled $12.1 million and $13.1 million at December 31, 2005 and 2004, respectively. These amounts are included in other liabilities on the Consolidated Balance Sheets.

The carrying value and fair value of OMSRs consisted of the following as of December 31, 2005 and 2004.

	2005	2004
	(in thousands)
Unamortized cost of OMSRs	$13,275	$12,531
Less OMSR valuation allowance	—	53

Carrying value of OMSRs	$13,275	$12,478

Fair value of OMSRs	$16,064	$12,768

The following is a disclosure of the key assumptions used in estimating the fair value of OMSRs.

Estimated fair market value of OMSRs is the present value of the expected future cash flows over the projected life of the loan. Assumptions used in the present value calculation are based on actual performance of the underlying servicing along with general market consensus. The expected cash flow is the net amount of all mortgage servicing income and expense items. The expected cash flow is discounted at an interest rate appropriate for the associated risk given current market conditions. Significant assumptions as of December 31, 2005 and 2004 include:

	2005	2004
Prepayment Speed (5 year average)	12.72%	17.47%
Discount Rate	9.00%	9.00%
Escrow Float Rate	3.75%	3.75%
Average Servicing Cost per Loan	$42.00	$42.00

The following is an analysis of the OMSR activity and the related valuation allowance for 2005 and 2004. For the purpose of measuring impairment, loans are stratified and evaluated based on loan type and investor as determined by materiality and reasonableness.

	2005	2004
	(in thousands)
Unamortized Cost of OMSRs
Balance at beginning of year	$12,531	$11,244
Additions of OMSRs	3,891	4,352
Amortization	(3,147)	(3,065)

Balance at end of year	$13,275	$12,531

Valuation Allowance
Balance at beginning of year	$53	$—
Impairment valuation charged to expense (recorded to income)	(53)	53

Balance at end of year	$—	$53

The estimated OMSR amortization expense, which is part of the Mortgage Banking Segment, is as follows:

Years ending December 31,
(in thousands)
2006	$2,788
2007	2,347
2008	1,944
2009	1,573
2010	1,254
Thereafter	3,369

Total	$13,275

The weighted-average amortization period for OMSRs retained during the fourth quarter of 2005 was 11.6 years.

NOTE 8 – SALE OF RECEIVABLES

The Company periodically sells certain indirect automobile loans in securitization transactions. During 2004 and 2003, the Company sold $159 million and $106 million, respectively, of indirect automobile loans. Pre-tax gains of $1.7 million and $2.5 million were recognized in 2004 and 2003 respectively, from these transactions. There were no sales of indirect automobile loans during 2005. Upon the sale, the net carrying amount of the loans is removed from the Consolidated Balance Sheet in exchange for cash and certain retained residual interests. The retained interest includes rights to service the loans that were sold (the “Servicing Rights”) and an interest in residual cash flows (the “Interest-Only Strip”). The Interest-Only Strip includes the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the “Excess Spread”) plus an interest in sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the “Credit Enhancement” or “Overcollateralization”). These retained interests were allocated a carrying value at the time of sale of $11.3 million on the 2004 sales and $9.2 million on the 2003 sale.

The Company receives monthly servicing fees equal to 0.75 percent per annum of the outstanding beginning principal balance of the loans serviced for the month and rights to future cash flows arising after the investors in the securitization trust have received the returns for which they have contracted. The Company’s retained interests are subordinate to investor’s interests. The value of the Interest-Only Strip is subject to prepayment risk and interest rate risk on the Excess Spread and credit risk on the transferred automobile loans on the

Overcollateralization. The Company’s risk of loss attributable to prepayment and credit risk is limited to its interest in the Interest-Only Strip. Neither the investors nor the securitization trust have any further recourse to the Company’s other assets. Interest rate risk could exceed the Company’s interest in the Excess Spread, but such a possibility is not considered probable as of December 31, 2005.

Key economic assumptions used in measuring the retained interests at the date of the securitization and as of December 31, 2005, including the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions, are as follows:

			As of December 31, 2005
	Loans Sold During 2003	Loans Sold During 2004	Actual	10% Adverse Change	20% Adverse Change
	(in thousands)
Prepayment speed assumptions
Prepayment speed	1.7%	1.8%	2.2%	2.4%	2.6%
Weighted average life (in months)	19.5	18.9	14.2	13.7	13.2
Fair value of retained interests	$9,418	$11,495	$6,745	$6,745	$6,755
Change in fair value	$—	$—	$—	$—	$10
Expected credit loss assumptions
Expected credit losses (loss to liquidation)	1.9%	1.9%	1.2%	1.4%	1.5%
Fair value of retained interests	$9,418	$11,495	$6,745	$6,622	$6,502
Change in fair value	$—	$—	$—	$(123)	$(243)
Residual cash flow discount rate assumptions
Residual cash flow discount rate (annual)	20.0%	22.0%	18.0%	19.8%	21.6%
Fair value of retained interests	$9,418	$11,495	$6,745	$6,556	$6,375
Change in fair value	$—	$—	$—	$(189)	$(370)
Interest rate assumptions
Weighted average forward rate (annual)	2.2%	3.0%	4.4%	4.8%	5.2%
Fair value of retained interests	$9,418	$11,495	$6,745	$6,276	$5,996
Change in fair value	$—	$—	$—	$(469)	$(749)

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

Total cash flows attributable to the indirect automobile loan securitization transactions was an inflow of $12.7 and $13.8 million for 2005 and 2004, respectively. The following table summarizes the various cash flows received from and paid to the securitization trust:

	Proceeds From Securitization	Servicing Fees Collected	Other Cash Flows	Fees Paid
	(in thousands)
Cash flows received from trust in 2005	$—	$1,193	$11,510	$—
Cash flows received from trust in 2004	$147,941	$724	$13,037	$—

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

	Total Principal Amount of Loans		Principal Amount of Delinquent Loans		Net Credit Losses Year-to-Date
	As of December 31
	2005	2004	2005	2004	2005	2004
Held in portfolio	$247,760	$251,251	$3,352	$3,801	$1,681	$3,626
Securitized	110,747	196,179	3,205	3,081	2,041	978

Total	$358,507	$447,430	$6,557	$6,882	$3,722	$4,604

Actual and projected static pool credit losses, as a percentage of indirect automobile loans securitized are 1.56%, 1.82% and 1.87% as of the years ended December 31, 2005, 2006, and 2007, respectively. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amounts shown here for each year are a weighted average for all indirect automobile loan securitizations.

NOTE 9 – SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(in thousands)
Securities sold under agreements to repurchase	$410,089	$465,446	$435,029
Federal Home Loan Bank borrowings	16,711	35,184	25,042
Federal funds purchased	50,278	78,990	74,950
U.S. Treasury tax and loan note accounts	10,245	9,535	12,000
Commercial paper and other short-term borrowings	2,011	3	10,042

Total Short-Term Borrowings	$489,334	$589,158	$557,063

Additional details on securities sold under agreements to repurchase are as follows:

Average balance during the year	$437,906	$461,531	$378,099
Maximum month-end balance during the year	$470,306	$506,928	$435,029
Weighted average rate during the year	3.30%	2.16%	2.22%
Weighted average rate at December 31	4.27%	2.37%	1.96%

The Company has a commercial paper agreement with an unrelated financial institution (Agent) that provides for the Company to issue non-rated short-term unsecured debt obligations at negotiated rates and terms, not to exceed $50.0 million. In the event the Agent is unable to place the Company’s commercial paper on a particular day, the proceeds are provided by overnight borrowings on a line of credit with the same financial institution. This agreement may be terminated at any time by written notice of either the Agent or the Company. As of December 31, 2005, 2004, and 2003, $48.0 million, $50.0 million, and $40.0 million, respectively, was available for borrowing under this arrangement.

NOTE 10 – LONG-TERM BORROWINGS

Long-term borrowings consisted of the following at December 31, 2005 and 2004:

	2005	2004
	(in thousands)
Federal Home Loan Bank borrowings	$127,444	$122,721
AMCORE Capital Trust I borrowings	41,238	41,238
Capitalized lease obligation	1,048	1,059

Total Long-Term Borrowings	$169,730	$165,018

The Company periodically borrows additional funds from the Federal Home Loan Bank (FHLB) in connection with the purchase of mortgage-backed securities and the financing of eligible family real estate loans. The average stated maturity of these borrowings at December 31, 2005 is 2.8 years, with a weighted average borrowing rate of 4.78%. Certain FHLB borrowings have prepayment penalties and call features associated with them. FHLB borrowings with call features, assuming they are called on the next call date, total $77.0 million in 2006. Mortgage-related assets with a carrying value of $352,000 were held as collateral for FHLB borrowings.

Upon adoption of FIN 46, the Company was required to de-consolidate its investment in AMCORE Capital Trust (Capital Trust). As a result of the de-consolidation, the December 31, 2004 balance reflects $41.2 million of long-term debt on its Consolidated Balance Sheets which included the previously reported $25.0 million of outstanding preferred securities, $15.0 million of preferred securities held by the BANK and previously eliminated in consolidation, plus $1.2 million of common securities held by the Company, which were also previously eliminated in consolidation.

The Capital Trust preferred securities pay cumulative cash distributions semiannually at an annual rate of 9.35%. The securities are redeemable from March 25, 2007 until March 25, 2017 at a declining rate of 104.675% to 100% of the principal amount. After March 25, 2017, they are redeemable at par until June 15, 2027 when redemption is mandatory. Prior redemption is permitted under certain circumstances such as changes in tax or regulatory capital rules. The proceeds of the capital securities were invested in junior subordinated debentures that represents all of the assets of the Capital Trust. The Company fully and unconditionally guarantees the capital securities through the combined operation of the debentures and other related documents. The Company’s obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Company. The $41.2 million of Capital Trust borrowings bear interest at a rate of 9.35% with put features that mirror the capital security call features.

Other long-term borrowings include a capital lease with a net carrying value of $1.0 million on a branch facility leased by the Company. The Company is amortizing the capitalized lease obligation and depreciating the facility over the remaining noncancellable term of the original lease, which expires or renews in 2021.

The Company reclassifies borrowings to short term borrowings when the remaining maturity becomes less than one year. Scheduled reductions of long-term borrowings are as follows:

Total
(in thousands)
2007	$7,528
2008	92,947
2009	35
2010	444
2011	25,036
Thereafter	43,740

Total Long-Term Borrowings	$169,730

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

The following derivative related activity is included in other non-interest income in the Consolidated Statements of Income, for the years ended:

	2005	2004	2003
	(in thousands)
Changes in Value:
Derivatives not qualifying for Hedge accounting	$(486)	$—	$—
Time value component of cash flow Hedges	—	—	(3)
Ineffective portion of fair value Hedges	12	117	(20)
Mortgage loan derivatives	(132)	45	(345)

Total	$(606)	$162	$(368)

Reclassification from OCI to the Income Statement occurs each period as continuing cash flow payments bring the Intrinsic Value component of the market value of each cash flow Hedge closer to zero. During 2002, swaps that were Hedging loan cash flows were sold, for which the Company received $3.3 million plus accrued interest. The gain continued to be classified in OCI and amortized into income over the original term of the swap. This pre-tax gain was amortized (reclassified) from OCI into income in the amounts of $970,000 and $2.3 million during the years ended December 31, 2004 and 2003, respectively. The pre-tax gain was fully amortized at December 31, 2004, and there were no other outstanding cash flow Hedges included in OCI during the twelve months ended December 31, 2005. The longest-term fair value Hedge expires in December 2019.

In first quarter 2004, the Company terminated two fair value Hedges of FHLB borrowings with a combined notional amount of $74 million, which resulted in a gain of $690,000. The gain continued to be classified as long-term debt and is being amortized over the remaining terms of the swaps. The unrealized gain was $372,000 and $551,000 as of December 31, 2005 and 2004, respectively.

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

The following table shows the carrying amounts and fair values of financial instruments at December 31, 2005 and 2004 that have liquid markets in which fair value is assumed to be equal to the carrying amount, have readily available quoted market prices, are based on quoted prices for similar financial instruments or represent quoted surrender values:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$144,350	$144,350	$117,072	$117,072
Interest earning deposits in banks and fed funds sold	5,713	5,713	361	361
Loans held for sale	24,138	24,138	30,634	30,634
Securities available for sale	1,183,384	1,183,384	1,249,250	1,249,250
Mortgage servicing rights	13,275	16,064	12,478	12,768
Company owned life insurance	132,472	132,472	123,743	123,743

The carrying amounts and fair values of accruing loans at December 31, 2005 and 2004 were as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Commercial, financial and agricultural	$813,531	$798,665	$758,393	$728,192
Real estate	2,575,963	2,574,270	2,174,662	2,188,670
Installment and consumer, net	310,683	310,794	315,509	322,808
Direct lease financing	7	7	88	88

Total accruing loans	$3,700,184	$3,683,736	$3,248,652	$3,239,758

Fair values of loans were estimated for portfolios with similar characteristics. The fair value of loans was calculated by discounting contractual and prepayment cash flows using estimated market discount rates, which reflect the interest rate risk inherent in the loan. The fair value of non-accrual loans was $14.5 million and $23.8 million in 2005 and 2004, respectively. See Note 4 for additional information.

The carrying value of interest receivable and payable approximates fair value due to the relatively short period of time between accrual and expected realization. At December 31, 2005 and 2004, interest receivable was $24.5 million and $20.4 million, respectively, and interest payable was $18.0 million and $15.1 million, respectively.

The following table shows the carrying amounts and fair values of financial instrument liabilities at December 31, 2005 and 2004:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Non-interest-bearing deposits	$524,875	$524,875	$479,079	$479,079
Interest-bearing demand deposits	1,948,226	1,948,226	1,583,710	1,583,710
Time deposits	1,740,115	1,727,746	1,671,902	1,678,084
Short-term borrowings	489,334	489,477	589,158	590,718
Long-term borrowings	169,730	173,530	165,018	175,225
Letters of credit	1,212	1,213	949	1,397
Interest rate swap agreements	4,062	4,062	957	957
Forward sale loan commitments	332	332	235	235
Mortgage loan commitments	(150)	(150)	(222)	(222)

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW and money market accounts, is equal to the carrying amount in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. There is, however, additional value to the deposits of the Company, a significant portion of which has not been recognized in the consolidated financial statements. This value results from the cost savings of these core funding sources versus obtaining higher-rate funding in the market. The fair value of time deposits was determined by discounting contractual cash flows using currently offered rates for deposits with similar remaining maturities.

The fair value of derivatives was estimated based on the amount the Company would pay or would be paid to terminate the contracts or agreements, using current rates and, when appropriate, the current creditworthiness of the counter-party. The carrying amounts of certain derivatives shown exclude net accrued interest but include any unamortized balance of premiums or discounts.

The above fair value estimates were made at a discrete point in time based on relevant market information and other assumptions about the financial instruments. As no active market exists for a significant portion of the

Company’s financial instruments, fair value estimates were based on judgments regarding current economic conditions, future expected cash flows and loss experience, risk characteristics and other factors. These estimates are subjective in nature and involve uncertainties and therefore cannot be calculated with precision. There may be inherent weaknesses in calculation techniques, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows which could significantly affect the results. In addition, the fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to assess the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant investments in subsidiaries, specifically the investment management and trust operations, are not considered financial instruments and the franchise values have not been included in the fair value estimates. Similarly, premises and equipment and intangible assets have not been considered.

Many of the above financial instruments are also subject to credit risk. Credit risk is the possibility that the Company will incur a loss due to the other party’s failure to perform under its contractual obligations. The Company’s exposure to credit loss in the event of non-performance by the other party with regard to commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for actual extensions of credit. The credit risk involved for commitments to extend credit and in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, securities, inventory, property and equipment and income-producing commercial properties. The Company is also exposed to credit risk with respect to its $132 million investment in BANK and Company owned life insurance. AMCORE manages this risk by diversifying its holdings among various carriers and by periodic internal credit reviews. All carriers have “Secure” ratings from A. M. Best that range from a low of “A” (Excellent) to “A++” (Superior).

The interest rate swap contracts involve the exchange of fixed for variable or variable for fixed interest rate payments and are based on the notional amount of the contract. The contracts are occasionally purchased at a premium or discount, which is amortized over the lives of the contracts. The only credit risk exposure AMCORE has is in relation to the counter-parties. All counter-parties, or their parent company, have investment grade credit ratings and are expected to meet any outstanding interest payment obligations.

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2005 and 2004, is as follows:

	2005	2004
	(in thousands)
Financial instruments whose contract amount represent credit risk only:
Commitments to extend credit	$963,507	$816,882
Letters of credit	203,553	196,185

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

Stock Incentive Plans. The AMCORE Financial, Inc. 2005 Stock Award and Incentive Plan (SAIP) provides for the grant of stock options, stock appreciation rights, restricted stock awards, deferred stock, dividend equivalents, stock bonus awards, or performance awards either singly or in combination to employees of the Company or its subsidiaries. The SAIP was approved by the shareholders at the Annual Meeting of Shareholders held on May 3, 2005.

The total shares reserved for issuance is 2.5% of the total shares of the Company’s outstanding common stock on the date of adoption and for each subsequent year the lesser of 425,000 shares or 1.5% of the total shares of the Company’s outstanding common stock as of each January 1. During the five-year term of the SAIP, total shares granted shall not exceed 2,125,000 shares, with a maximum of 550,000 shares granted in any one calendar year. The Company will not reprice any options under the SAIP unless such repricing is authorized by a majority vote of the shareholders. Any shares subject to an award that for any reason expires, is forfeited or is terminated unexercised shall again be available under the SAIP.

Stock Options. Non-Qualified Stock Options are issued at an option price equal to the fair market value of the shares on the grant date. Options granted generally vest within three to five years and expire from seven to ten years from the date of grant. Unvested options of retirees will continue to vest at their normal rate. Participants subject to mandatory retirement at age 65 will have the remaining stated term of the option to exercise any unexercised options, while all other retiring participants who have met age and service requirements will have the remaining stated term of the option or five years from the date of retirement, if shorter, to exercise any unexercised options. The following table presents certain information with respect to stock options granted to key employees pursuant to current and previous incentive plans.

	2005		2004		2003
	Shares	Average Price	Shares	Average Price	Shares	Average Price
Options outstanding at beginning of year	1,694,890	$23.25	2,026,065	$22.14	2,206,502	$20.96
Options granted	399,900	27.01	256,050	28.10	310,564	23.82
Option reloads	21,215	31.34	34,306	29.48	55,742	24.14
Options exercised	(241,356)	20.87	(554,267)	21.69	(435,551)	17.45
Options cancelled	(12,956)	31.26	(23,287)	26.55	(13,573)	24.41
Options forfeited	(46,127)	27.77	(43,977)	22.97	(97,619)	22.62

Options outstanding at end of year	1,815,566	$24.43	1,694,890	$23.25	2,026,065	$22.14

Options exercisable at end of year	1,129,108	$22.97	1,054,390	$22.10	1,249,651	$21.63

Long Term Incentive Plan. The Company established a new long-term incentive plan in 2005 (“Performance Share Program” or “Program”). This Program will be administered pursuant to the terms and conditions of the SAIP and is a “subplan” as provided for in Section 8(e) of the SAIP.

The Program establishes performance cycles that will generally be three-year periods during which performance units may be earned. Specific target performance goals are approved by the Compensation Committee of the AMCORE Financial, Inc. Board of Directors. The number of performance units actually earned at the end of a performance cycle will be equal to anywhere from 0% to 200% of the target performance units established. Payment will be made in shares of the Company’s common stock. The expense related to the Program for the year ended December 31, 2005 was approximately $271,000.

Restricted Stock Awards. Pursuant to the 2000 Stock Incentive Plan, the Company issued common stock with restrictions to certain key employees. The shares are restricted as to transfer, but are not restricted as to dividend payment and voting rights. Transfer restrictions lapse at the end of three years contingent upon earnings and return on equity performance goals being met for each of the three years and contingent upon continued employment. If performance goals are not met, the restrictions lapse and shares fully vest at the end of nine years. The Company amortizes the expense over the performance period or, if the goals are not met, the vesting period. The expense related to these awards for the years ended December 31, 2005, 2004 and 2003 was approximately $12,000, $22,000 and $168,000, respectively. The following table presents certain information with respect to restricted stock awards granted to key employees pursuant to these incentive plans.

	2005		2004		2003
	Shares	Average Price	Shares	Average Price	Shares	Average Price
Restricted stock awards outstanding at beginning of year	11,166	$22.84	29,852	$22.11	46,436	$15.95
Release of restriction on stock due to vesting.	—	—	(18,029)	19.97	(14,095)	18.47
Restricted stock awards forfeited	(1,095)	22.84	(657)	22.84	(2,489)	20.09

Restricted stock awards outstanding at end of year	10,071	$22.84	11,166	$22.84	29,852	$22.11

Directors’ Stock Plans. The Restricted Stock Plan for Non-Employee Directors provides that each current eligible non-employee director and each subsequently elected non-employee director receive, in lieu of a cash retainer, shares of common stock of the Company, the fair value of which is equal to three times the annual retainer. The shares vest annually over a three-year period based upon the anniversary date of the election and continued service as a director. The annual retainer was increased to $15,000 during 2005. The expense related to the Stock Plan for the years ended December 31, 2005, 2004 and 2003 was approximately $127,000, $94,000 and $93,000, respectively.

The AFI 2001 Stock Option Plan for Non-Employee Directors (“Director Plan”) provides that each current eligible non-employee director and each subsequently elected non-employee director receive options to purchase common stock of the Company. Each option granted under the Director Plan is issued with an option price equal to the fair market value of the underlying common stock at the date of grant. Options granted generally vest within one to three years and expire in seven to 10 years from the date of grant. The plan was amended on November 9, 2005 to state that in the event that an optionee ceases to be a director on the Board of the Company for any reason, any unexercised options held will continue to be exercisable until the stated term of such option. Unvested options will continue to vest at their normal rate. The following table presents certain information with respect to stock options issued pursuant to the Director Plan and previous stock option plans.

	2005		2004		2003
	Shares	Average Price	Shares	Average Price	Shares	Average Price
Options outstanding at beginning of year	96,500	$21.67	120,000	$20.79	234,480	$20.34
Options granted	20,000	25.88	—	—	3,000	23.78
Options exercised	(15,500)	19.08	(22,000)	16.69	(111,480)	19.72
Options cancelled	—	—	—	—	(6,000)	24.59
Options forfeited	—	—	(1,500)	24.04	—	—

Options outstanding at end of year	101,000	$22.90	96,500	$21.67	120,000	$20.79

Options exercisable at end of year	81,000	$22.17	83,000	$21.29	90,000	$19.71

Options Summary. The following table presents certain information as of December 31, 2005 with respect to issuances of stock options pursuant to all plans discussed above.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg Remaining Contractual Life		Weighted-Avg Exercise Price	Exercisable as of 12/31/05	Weighted-Avg Exercise Price
$13.00 – $21.00	367,693	4.1	Years	$19.30	367,693	$19.30
21.01 – 23.50	230,355	3.1		22.56	230,055	22.56
23.51 – 24.50	319,665	3.8		23.81	205,789	23.84
24.51 – 25.50	326,013	3.0		24.81	293,387	24.85
25.51 – 27.00	276,850	9.1		26.30	3,500	26.48
27.01 – 33.09	395,990	6.3		28.78	109,684	28.75

Total Options Outstanding	1,916,566	4.9	Years	$24.35	1,210,108	$22.91

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

The shares issued pursuant to the ESPP were as follows: 34,874 shares at prices ranging from $23.94 to $25.85 in 2005; 67,372 shares at prices ranging from $18.86 to $25.33 in 2004 and 44,180 shares at prices ranging from $18.51 to $22.29 in 2003.

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

NOTE 14 – BENEFIT PLANS

Employee Benefit Plans. All eligible employees of the Company participate in the AMCORE Financial Security Plan (Security Plan), a qualified profit sharing plan under Section 401(a) of the Internal Revenue Code. The Security Plan offers participants a personal retirement account funded by company contributions and a personal savings account 401(k) funded by employee contributions and company matching amounts. The expense related to the Security Plan for the years ended December 31, 2005, 2004 and 2003 was approximately $3.9 million, $3.6 million and $3.5 million, respectively. The Company also has a non-qualified profit sharing plan that provides a cash profit sharing payment based upon achievement of corporate performance goals, to all employees who have met service requirements. The expense related to the profit sharing plan for the years ended December 31, 2005, 2004 and 2003 was approximately $973,000, $1.4 million and $1.6 million, respectively.

The AMCORE Financial, Inc. Employee Health Benefit Plan (Health Plan) provides group medical, pharmacy, dental and vision benefits to eligible participating employees of the Company and their dependents. Employees, retirees, and COBRA beneficiaries contribute specific amounts determined annually by the Health Plan’s administrator. The Company’s share of the cost of these benefits is expensed as incurred. Expense related to the Health Plan was $5.0 million, $5.2 million and $4.4 million for 2005, 2004 and 2003, respectively. Life insurance benefits are provided to eligible active employees.

The Company provides a deferred compensation plan (entitled “AMCORE Financial, Inc. Deferred Compensation Plan”) for certain key employees and directors. This plan provides the opportunity to defer salary, bonuses and non-employee director fees. Participants may defer up to 90% of base compensation and up to 100% of bonus. The deferred compensation liability to participants is recorded in other liabilities in the Consolidated Balance Sheets. The deferrals and earnings grow tax deferred until withdrawn from the plan. The amount and method of payment are pre-defined by participants each year of deferral. Earnings credited to individual accounts are recorded as compensation expense when earned. The total non-qualified deferred compensation plan liability totaled $14.8 million and $14.2 million at December 31, 2005 and 2004, respectively. Expense related to the deferred compensation plan was $801,000, $806,000 and $758,000 for 2005, 2004 and 2003, respectively.

The Company provides additional retirement benefits to certain senior officers through plans that are non-qualified, non-contributory and unfunded. Under one such arrangement, the additional retirement benefits replace what would have been provided under the Company’s defined contribution qualified plan in the absence of limits placed on qualified plan benefits by the Internal Revenue Code of 1986. The expense related to this arrangement was $227,000, $306,000 and $206,000 for 2005, 2004 and 2003, respectively.

Another arrangement, which is a defined benefit plan, provides supplemental retirement benefits that are based upon three percent of final base salary, times the number of years of service. Benefits under this plan may not exceed 70% or be less than 45% of a participant’s final base salary less offsets for employer retirement plan benefits attributable to employer contributions and 50% of a participants Social Security benefit. The measurement date for obligations of this plan is as of December 31. The following table summarizes the costs and obligations to participants for the years ended December 31.

	2005	2004
	(in thousands)
Supplemental Retirement Plan:
Projected benefit obligation at beginning of year	$1,626	$1,622
Service cost	11	10
Interest cost	90	93
Actuarial losses and change in offsets	414	35
Benefits paid	(134)	(134)

Projected benefit obligation at end of year	$2,007	$1,626

Accumulated benefit obligation at end of year	$1,947	$1,603
Unrecognized net loss	189	—

Amounts recorded in the Consolidated Balance Sheets consist of:
Accrued benefit liability	$1,758	$1,603

	2005	2004	2003
	(in thousands)
Components of net periodic benefit cost:
Service cost	$11	$10	$67
Interest cost	90	93	86
Actuarial losses and change in offsets	188	74	79

Net periodic cost	$289	$177	$232

Weighted-average assumptions:
Discount rate at end of year	5.75%	5.75%	6.11%
Rate of compensation increase	3.00%	3.00%	4.00%

Estimated benefit payments (in thousands):
2006			$134
2007			134
2008			134
2009			134
2010			163
2011-2015			898

Contributions of $134,000 were made during each of the years 2005, 2004, and 2003 to fund benefits payments and contributions of $134,000 are expected during 2006 to fund benefit payments. The plan has no assets at December 31, 2005.

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

Both financial and performance standby letters of credit are typically issued for a period of one year to five years, but can be extended depending on the BANK customer’s needs. As of December 31, 2005, the maximum remaining term for any outstanding standby letters of credit expires on October 15, 2011.

A fee is normally charged to compensate the BANK for the value of the guarantees that are granted to the customer. The fees are deferred and recognized as income over the term of the guarantee. As of December 31, 2005, the carrying value of these deferrals was a deferred credit of $1,186,000. This amount included a $183,000 guarantee liability for financial and performance standby letters of credit recorded in accordance with FIN 45. The remaining $1,003,000 represented deferred fees charged for letters of credit exempted from the scope of FIN 45.

At December 31, 2005, the contractual amount of all financial and performance standby letters of credit, including those exempted from FIN 45, was $149.7 million and $53.8 million, respectively. These represent the maximum potential amount of future payments that the Company would be obligated to pay under the guarantees.

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

In addition to the guarantee liability and deferred fees described above, the Company has recorded a $732,000 liability for estimated losses on unfunded loan commitments and letters of credit outstanding as of December 31, 2005. Prior to 2005, this liability was included as part of the Company’s Allowance for Loan Losses. See Note 4.

NOTE 16 – INCOME TAXES

The components of income tax expense were as follows:

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Currently paid or payable:
Federal	$20,050	$16,038	$14,607
State	450	1,148	770

	$20,500	$17,186	$15,377

Deferred:
Federal	$2,298	$1,421	$(192)
State	456	(269)	921

	$2,754	$1,152	$729

Total Income Tax Expense	$23,254	$18,338	$16,106

Income tax expense is included in the financial statements as follows:
Continuing operations	$19,501	$18,632	$15,756
Discontinued operations	3,753	(294)	350

Total Income Tax Expense	$23,254	$18,338	$16,106

Income tax expense from continuing operations was less than the amounts computed by applying the federal statutory rate of 35% due to the following:

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Income tax on income from continuing operations at statutory rate	$23,621	$22,632	$20,624
(Decrease) increase resulting from:
Tax-exempt income	(2,747)	(2,553)	(3,020)
Company owned life insurance	(1,895)	(2,009)	(2,458)
State income taxes, net of federal benefit	278	646	1,015
Non-deductible expenses, net	420	433	435
Other	(176)	(517)	(840)

Total Income Taxes on Continuing Operations	$19,501	$18,632	$15,756

Effective Tax Rate for Continuing Operations	28.9%	28.8%	26.7%

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	At December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Deferred compensation	$6,309	$7,363
Allowance for loan losses	15,667	16,160
Net unrealized loss on securities available for sale	7,865	—
Other	1,905	2,167

Gross deferred tax assets	$31,746	$25,690
Less: Valuation allowance	(434)	(101)

Total deferred tax assets	$31,312	$25,589

Deferred tax liabilities:
Premises and equipment	$4,096	$5,540
Mortgage servicing rights	5,045	4,877
Deferred loan fees	2,326	341
Net unrealized gain on securities available for sale	—	1,184
Other	2,289	2,386

Total deferred tax liabilities	$13,756	$14,328

Net Deferred Tax Asset	$17,556	$11,261
Less: Tax effect of net unrealized loss (gain) on securities available for sale reflected in stockholders’ equity	7,865	(1,184)

Net Deferred Tax Asset Excluding Net Unrealized Loss (Gain) on Securities Available for Sale	$9,691	$12,445

Net operating loss carryforwards for state income tax purposes were approximately $8.21 million at December 31, 2005. The associated deferred asset is $668,000 ($434,000 net of federal). The carryforwards expire beginning December 31, 2019 through December 31, 2020. A valuation allowance of $434,000 and $101,000 was established at December 31, 2005 and 2004 against the deferred tax asset, due to the uncertainty surrounding the utilization of state net operating loss carryforwards. The increase in the valuation allowance is attributable to loss carryforwards originating in 2005.

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

Retained earnings at December 31, 2005 includes $3.18 million for which no provision for income tax has been made. This amount represents allocations of income to former thrift bad debt deductions for tax purposes only. This amount will only be taxable upon the occurrence of certain events. At this time, management does not foresee the occurrence of any of these events.

Tax benefits of $1.57 million, $1.60 million and $1.43 million have been credited directly to paid in capital, with a corresponding decrease in the liability for current income taxes payable, for stock related incentives during the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 17 – EARNINGS PER SHARE

Earnings per share (EPS) calculations are as follows:

	For the years ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Numerator
Net income from continuing operations	$47,987	$46,031	$43,169
Income (loss) from discontinued operations, net of tax	(3,046)	(335)	335

Net income	$44,941	$45,696	$43,504

Denominator
Average number of shares outstanding – basic	24,814	24,955	24,896
Plus: Net effect of the assumed purchase of stock under the stock option and stock purchase plans – based on the treasury stock method using average market price	230	255	176
Plus: Contingently issuable shares	43	41	18

Average number of shares outstanding – diluted	25,087	25,251	25,090

Earnings per share from continuing operations
Basic	$1.93	$1.84	$1.73
Diluted	$1.91	$1.82	$1.72

Earnings (loss) per share from discontinued operations
Basic	$(0.12)	$(0.01)	$0.02
Diluted	$(0.12)	$(0.01)	$0.01

Earnings per share
Basic	$1.81	$1.83	$1.75
Diluted	$1.79	$1.81	$1.73

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

NOTE 18 – SEGMENT INFORMATION

AMCORE’s internal reporting and planning process focuses on its four primary lines of business (Segment(s)): Commercial Banking, Retail Banking, Investment Management and Trust, and Mortgage Banking. The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray each Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an allocation of shared support function expenses. The Commercial, Retail and Mortgage Banking Segments also include fund transfer adjustments to appropriately reflect the cost of funds on loans made and funding credits on deposits generated. Apart from these adjustments, the accounting policies used are similar to those described in Note 1.

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

Total Segment results differ from consolidated results primarily due to inter-segment eliminations, certain corporate administration costs, items not otherwise allocated in the management accounting process and treasury and investment activities. The impact of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and is included in the “Other” column. On December 30, 2005, the Company completed the sale of Investors Management Group, Ltd. (IMG). The results of IMG for the current and prior periods have been presented in discontinued operations.

The Commercial Banking Segment provides commercial banking services including lending, business checking and deposits, treasury management and other traditional as well as electronic commerce commercial banking services to middle market and small business customers through the BANK’s full-service and limited branch office (LBO) locations. The Retail Banking Segment provides retail banking services including direct and indirect lending, checking, savings, money market and certificate of deposit (CD) accounts, safe deposit rental, automated teller machines and other traditional and electronic-commerce retail banking services to individual customers through the BANK’s branch locations. The Investment Management and Trust segment provides its clients with wealth management services, which include trust services, estate administration and financial planning, employee benefit plan administration and recordkeeping services. The Mortgage Banking segment provides a variety of mortgage lending products to meet its customer needs. It sells a majority of the long-term fixed-rate loans to the secondary market and continues to service most of the loans sold.

	Operating Segments
	Commercial Banking	Retail Banking	Investment Management and Trust	Mortgage Banking	Other	Consolidated
	(dollars in thousands)
For the year ended December 31, 2005
Net interest income	$100,658	$47,811	$110	$5,640	$8,457	$162,676
Non-interest income	8,564	19,269	18,768	3,741	15,785	66,127

Total revenue	109,222	67,080	18,878	9,381	24,242	228,803
Provision for loan losses	10,306	4,287	—	601	—	15,194
Depreciation and amortization	681	2,785	83	274	4,679	8,502
Other non-interest expense	47,348	44,969	16,566	9,205	19,531	137,619

Income (loss) from continuing operations before income taxes	50,887	15,039	2,229	(699)	32	67,488
Income taxes (benefit)	19,846	5,865	904	(273)	(6,841)	19,501

Income (loss) from continuing operations	$31,041	$9,174	$1,325	$(426)	$6,873	$47,987

Discontinued operations:
Income from discontinued operations	—	—	707	—	—	707
Income tax expense	—	—	3,753	—	—	3,753

Loss from discontinued operations	$—	$—	$(3,046)	$—	$—	$(3,046)

Net Income (Loss)	$31,041	$9,174	$(1,721)	$(426)	$6,873	$44,941

Segment profit percentage (continuing operations)	76%	22%	3%	-1%	N/A	100%

Assets	$2,890,846	$654,445	$18,304	$273,612	$1,507,695	$5,344,902

For the year ended December 31, 2004
Net interest income	$86,059	$43,486	$41	$8,518	$14,868	$152,972
Non-interest income	8,443	17,310	19,958	4,927	14,974	65,612

Total revenue	94,502	60,796	19,999	13,445	29,842	218,584
Provision for loan losses	10,894	4,571	—	65	—	15,530
Depreciation and amortization	599	2,363	127	189	4,222	7,500
Other non-interest expense	39,550	40,674	16,570	8,982	25,115	130,891

Income from continuing operations before income taxes	43,459	13,188	3,302	4,209	505	64,663
Income taxes (benefit)	16,949	5,143	1,360	1,642	(6,462)	18,632

Income from continuing operations	$26,510	$8,045	$1,942	$2,567	$6,967	$46,031

Discontinued operations:
Loss from discontinued operations	—	—	(629)	—	—	(629)
Income tax benefit	—	—	(294)	—	—	(294)

Loss from discontinued operations	$—	$—	$(335)	$—	$—	$(335)

Net Income	$26,510	$8,045	$1,607	$2,567	$6,967	$45,696

Segment profit percentage (continuing operations)	68%	21%	5%	6%	N/A	100%

Assets	$2,474,790	$707,791	$17,932	$252,352	$1,487,623	$4,940,488

For the year ended December 31, 2003
Net interest income	$77,303	$43,391	$42	$12,786	$5,165	$138,687
Non-interest income	9,483	22,845	19,492	12,890	16,500	81,210

Total revenue	86,786	66,236	19,534	25,676	21,665	219,897
Provision for loan losses	15,912	8,062	—	943	—	24,917
Depreciation and amortization	745	2,134	159	42	3,309	6,389
Other non-interest expense	31,649	39,792	15,947	10,486	31,792	129,666

Income (loss) from continuing operations before income taxes	38,480	16,248	3,428	14,205	(13,436)	58,925
Income taxes (benefit)	15,008	6,336	1,384	5,540	(12,512)	15,756

Income (loss) from continuing operations	$23,472	$9,912	$2,044	$8,665	$(924)	$43,169

Discontinued operations:
Income from discontinued operations	—	—	685	—	—	685
Income tax expense	—	—	350	—	—	350

Income from discontinued operations	$—	$—	$335	$—	$—	$335

Net Income (Loss)	$23,472	$9,912	$2,379	$8,665	$(924)	$43,504

Segment profit percentage (continuing operations)	53%	22%	5%	20%	N/A	100%

Assets	$2,035,190	$810,364	$18,845	$255,803	$1,423,426	$4,543,628

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

At December 31, 2005, the BANK’s retained earnings available for the payment of dividends without prior regulatory approval was $73 million of which $27 million could be paid without causing the BANK to be less than well-capitalized. The amount available for loans or advances by the BANK to the Company and its affiliates amounted to $27 million.

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

As of December 31, 2005 and 2004, the most recent notification from the Company’s regulators categorized the BANK as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized a bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. At December 31, 2005, there are no conditions or events since that notification that management believes have changed the BANK’s category.

Management believes, as of December 31, 2005, that the Regulated Companies meet all capital adequacy requirements to which they are subject. The Company’s and the BANK’s actual capital amounts and ratios are presented in the table.

			For Capital Adequacy Purposes
	Actual		Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2005:
Total Capital (to Risk Weighted Assets):
Consolidated	$470,989	11.11%	$339,276	≥8.00%	n/a	n/a
AMCORE Bank, N.A.	447,384	10.65%	336,112	≥8.00%	$420,140	≥10.00%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$430,208	10.14%	169,638	≥4.00%	n/a	n/a
AMCORE Bank, N.A.	406,612	9.68%	168,056	≥4.00%	$252,084	≥6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$430,208	8.15%	$211,271	≥4.00%	n/a	n/a
AMCORE Bank, N.A.	406,612	7.77%	209,265	≥4.00%	$261,581	≥5.00%

As of December 31, 2004:
Total Capital (to Risk Weighted Assets):
Consolidated	$434,207	11.39%	$305,058	≥8.00%	n/a	n/a
AMCORE Bank, N.A.	418,133	11.08%	301,896	≥8.00%	$377,369	≥10.00%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$393,138	10.31%	$152,529	≥4.00%	n/a	n/a
AMCORE Bank, N.A.	377,093	9.99%	150,948	≥4.00%	$226,422	≥6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$393,138	8.03%	$195,908	≥4.00%	n/a	n/a
AMCORE Bank, N.A.	377,093	7.76%	194,337	≥4.00%	$242,921	≥5.00%

NOTE 21 – CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED PARENT COMPANY BALANCE SHEETS

	December 31,
	2005	2004
	(in thousands)
ASSETS
Cash and cash equivalents	$2,169	$1,938
Short-term investments	2,000	3,500
Due from subsidiaries	24	5
Loans to subsidiaries	—	400
Investment in subsidiaries	410,310	399,364
Other assets	36,239	34,267

Total Assets	$450,742	$439,474

LIABILITIES
Short-term borrowings	$2,000	$—
Long-term borrowings	41,238	41,238
Other liabilities	8,987	11,658

Total Liabilities	$52,225	$52,896

STOCKHOLDERS’ EQUITY
Preferred stock	$—	$—
Common stock	6,652	6,643
Additional paid-in capital	74,110	74,102
Retained earnings	435,113	407,045
Treasury stock and other	(104,534)	(103,105)
Accumulated other comprehensive (loss) income	(12,824)	1,893

Total Stockholders’ Equity	$398,517	$386,578

Total Liabilities and Stockholders’ Equity	$450,742	$439,474

CONDENSED PARENT COMPANY STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
INCOME:
Dividends from subsidiaries	$24,000	$32,500	$23,000
Interest income	130	225	434
Non-interest income	2,689	823	2,034

Total Income	$26,819	$33,548	$25,468

EXPENSES:
Interest expense	$4,005	$4,149	$4,207
Compensation expense and employee benefits	3,686	4,511	3,989
Other	2,184	3,414	2,797

Total Expenses	$9,875	$12,074	$10,993

Income before income tax benefits and equity in undistributed net income of subsidiaries	$16,944	$21,474	$14,475
Income tax benefits	2,672	4,420	3,947

Income before equity in undistributed net income of subsidiaries	$19,616	$25,894	$18,422
Equity in undistributed net income of subsidiaries	25,209	19,686	25,082

Net income before unconsolidated subsidiary	$44,825	$45,580	$43,504
Income from unconsolidated subsidiary	116	116	—

Net Income	$44,941	$45,696	$43,504

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2005	2004	2003
	( in thousands)
Cash Flows from Operating Activities
Net income	$44,941	$45,696	$43,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22	116	474
Net securities (gains) losses	—	(15)	(256)
Deferred compensation amortization	199	170	336
Equity in undistributed net income of subsidiaries	(25,209)	(19,686)	(25,082)
Tax benefit on exercise of stock options	877	1,491	1,361
(Increase) decrease in due from subsidiaries	(19)	16	(12)
Decrease (increase) in other assets	1,374	(585)	(2,330)
(Decrease) increase in other liabilities	(2,671)	1,805	955
Other, net	249	84	107

Net cash provided by operating activities	$19,763	$29,092	$19,057

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$—	$2,038	$506
Net decrease in short term investments	1,500	10,000	15,500
Loans to subsidiaries	—	—	(1,000)
Payments received on loans to subsidiaries	400	1,100	400
Other, net	(3,367)	(2,822)	(1,665)

Net cash (used for) provided by investing activities	$(1,467)	$10,316	$13,741

Cash Flows from Financing Activities
Net increase (decrease) in short-term borrowings	$2,000	$(10,042)	$(18,366)
Dividends paid	(16,873)	(16,956)	(16,446)
Issuance of common shares for employee stock plan	838	1,428	843
Reissuance of treasury shares for incentive plans	3,672	10,911	8,559
Purchase of shares for treasury	(7,702)	(24,847)	(6,328)

Net cash used for financing activities	$(18,065)	$(39,506)	$(31,738)

Net change in cash and cash equivalents	$231	$(98)	$1,060
Cash and cash equivalents:
Beginning of year	1,938	2,036	976

End of year	$2,169	$1,938	$2,036

CONDENSED QUARTERLY EARNINGS & STOCK PRICE SUMMARY (unaudited)

	2005				2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Interest income	$63,403	$68,101	$72,833	$77,314	$56,355	$56,377	$59,146	$61,949
Interest expense	23,922	27,881	31,729	35,443	19,067	18,737	20,715	22,336

Net interest income	$39,481	$40,220	$41,104	$41,871	$37,288	$37,640	$38,431	$39,613
Provision for loan losses	2,500	3,502	4,462	4,730	4,675	3,282	2,830	4,743
Non-interest income	15,291	15,828	16,751	18,257	16,247	15,559	15,721	18,085
Operating expenses	34,934	35,635	37,041	38,511	35,389	34,617	33,566	34,819

Income from continuing operations before income taxes	$17,338	$16,911	$16,352	$16,887	$13,471	$15,300	$17,756	$18,136
Income taxes	5,210	4,748	4,646	4,897	3,399	4,811	5,325	5,097

Income from continuing operations	$12,128	$12,163	$11,706	$11,990	$10,072	$10,489	$12,431	$13,039
Discontinued Operations:
Income (loss) from discontinued operations	(97)	5	1,476	(677)	(80)	(109)	(186)	(254)
Income tax expense (benefit)	(19)	11	599	3,162	(26)	(35)	(95)	(138)

Income (loss) from discontinued operations	$(78)	$(6)	$877	$(3,839)	$(54)	$(74)	$(91)	(116)

Net Income	$12,050	$12,157	$12,583	$8,151	$10,018	$10,415	$12,340	$12,923

Basic earnings (loss) per share:
Income from continuing operations	$0.49	$0.49	$0.47	$0.48	$0.40	$0.42	$0.50	$0.53
Discontinued operations	—	—	0.04	(0.15)	—	—	—	(0.01)

Net Income	$0.49	$0.49	$0.51	$0.33	$0.40	$0.42	$0.50	$0.52

Diluted earnings (loss) per share:
Income from continuing operations	$0.48	$0.49	$0.47	$0.48	$0.39	$0.41	$0.50	$0.52
Discontinued operations	—	—	0.03	(0.16)	—	—	(0.01)	(0.01)

Net Income	$0.48	$0.49	$0.50	$0.32	$0.39	$0.41	$0.49	$0.51

Dividends per common share	$0.17	$0.17	$0.17	$0.17	$0.17	$0.17	$0.17	$0.17
Stock price ranges – high	32.44	30.16	32.90	32.25	30.00	30.70	30.28	33.54
– low	27.71	25.56	29.37	28.54	26.13	27.44	27.00	27.98
– close	28.25	29.88	31.21	30.41	29.71	30.16	28.38	32.18

The financial information contains all normal and recurring reclassifications for a fair and consistent presentation.

Quotes have been obtained from the National Association of Security Dealers. These quotes do not reflect retail mark-ups, mark-downs or commissions nor are they necessarily representative of actual transactions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of

Directors of AMCORE Financial, Inc.:

We have audited the accompanying consolidated balance sheets of AMCORE Financial, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Chicago, Illinois

March 10, 2006

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

Management assessed AMCORE’s internal control over financial reporting as of December 31, 2005. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment management believes that, as of December 31, 2005, AMCORE maintained effective internal control over financial reporting, including maintenance of records that, in reasonable detail, accurately and fairly reflects the transactions and dispositions of the assets, and policies and procedures that provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made in accordance with authorizations of management and directors of AMCORE.

Additionally, KPMG LLP, the independent registered public accounting firm that audited AMCORE’s consolidated financial statements as of and for the year ended December 31, 2005, included in this Form 10-K Annual Report, has issued an attestation report (following in ITEM 9A (b)) on management’s assessment of AMCORE’s internal control over financial reporting.

(b)	Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of AMCORE Financial, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that AMCORE Financial, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of AMCORE Financial, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that AMCORE Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, AMCORE Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMCORE Financial, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.

Chicago, Illinois

March 10, 2006

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

ITEM 9B.     OTHER INFORMATION

None

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Directors of the Registrant. The Proxy Statement and Notice of 2006 Annual Meeting, dated March 15, 2006, are incorporated herein by reference.

(b)	Executive Officers of the Registrant. The information is presented in ITEM 1 of this document.

(c)	Code of Ethics. The Company has adopted a code of ethics applicable to all employees, including the principal executive, principal financial and principal accounting officers of the Company. The AMCORE Financial, Inc. Code of Ethics is posted on the Company’s website at www.AMCORE.com/governance. See PART I, ITEM 1 of this report on Form 10-K for additional information.

ITEM 11.     EXECUTIVE COMPENSATION

The Proxy Statement and Notice of 2006 Annual Meeting, dated March 15, 2006, are incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The Proxy Statement and Notice of 2006 Annual Meeting, dated March 15, 2006, are incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of the end of the Company’s 2005 fiscal year with respect to all incentive/option plans under which equity securities are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2) (3)	1,907,631	$24.40	1,052,372
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,907,631	$24.40	1,052,372

(1)	Does not include individual options to purchase 8,935 shares as of December 31, 2005, with a weighted average exercise price of $14.27 that were assumed by the Company in acquisitions. Includes options that have not vested and, therefore, are not currently exercisable. See Note 13 – Stock Incentive Plans – of the Notes to Consolidated Financial Statements for additional information on vesting schedules. For purposes of determining diluted shares for earnings per share calculations, only options which are ‘in-the-money’ are included in the calculation. See Note 17 – Earnings Per Share – of the Notes to Consolidated Financial Statements for additional information.
(2)

Includes options granted pursuant to the AMCORE Financial, Inc. 2005 Stock Award and Incentive Plan (SAIP) and previous stock incentive plans. The SAIP provides for the grant of stock options, stock appreciation rights, restricted stock awards, deferred stock, dividend equivalents, stock bonus awards, or performance awards either singly or in combination to employees of the Company or its subsidiaries. The total shares reserved for issuance is 2.5% of the total shares of the Company’s outstanding common stock on the date of adoption and for each subsequent year the lesser of 425,000 shares or 1.5% of the total shares of the Company’s outstanding common stock as of each January 1. During the five-year term of the SAIP, total shares granted shall not exceed 2,125,000 shares, with a maximum of 550,000 shares granted in any one calendar year. The Company will not reprice any options under the SAIP unless such repricing is authorized by a majority vote of the shareholders. Any shares subject to an award that for any reason expires, is forfeited or is terminated unexercised shall again be available under the SAIP.

(3)	The Restricted Stock Plan provides for the issuance of restricted shares. The remaining shares available for grant total 214,197.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Proxy Statement and Notice of 2006 Annual Meeting, dated March 15, 2006, are incorporated herein by reference. See also Note 4 of the Notes to Consolidated Financial Statements.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Proxy Statement and Notice of 2006 Annual Meeting, dated March 15, 2006, are incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	1. FINANCIAL STATEMENTS

The following Consolidated Financial Statements of AMCORE are filed as a part of this document under ITEM 8. Financial Statements and Supplementary Data.

Consolidated Balance Sheets – December 31, 2005 and 2004

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements – December 31, 2005, 2004 and 2003

Report of Independent Registered Public Accounting Firm

(a)	2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been included in the consolidated financial statements or are either not applicable or not significant.

(a)	3. EXHIBITS

3.1	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

3.2	By-laws of AMCORE Financial, Inc., as amended February 11, 2004 (Incorporated by reference to Exhibit 3.2 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.1	Rights Agreement, dated February 16, 2001, between AMCORE Financial, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to AMCORE’s Form 8-K as filed with the Commission on February 27, 2001).

4.2	Indenture, dated as of March 25, 1997, between the Company and The First National Bank of Chicago (now known as JPMorgan Chase; formerly Bank One Corporation) (Incorporated herein by reference to Exhibit 4.1 of the Company’s registration statement on Form S-4, Registration No. 333-25375 as filed with the Commission on April 17, 1997).

4.3	Form of New Guarantee between the Company and The First National Bank of Chicago (now known as JPMorgan Chase; formerly Bank One Corporation) (Incorporated herein by reference to Exhibit 4.7 of the Company’s registration statement on Form S-4, Registration No. 333-25375 as filed with the Commission on April 17, 1997).

10.1	AMCORE Financial, Inc. 2000 Stock Incentive Plan (Incorporated by reference to AMCORE’s Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE’s Annual Report on Form 10-K for year ended December 31, 1999).

10.2	AMCORE Financial, Inc. 2001 Stock Option Plan for Non-Employee Directors (Incorporated by reference to AMCORE’s Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE’s Annual Report on Form 10-K for year ended December 31, 2000).

10.3	Amended and Restated AMCORE Stock Option Advantage Plan (Incorporated by reference to AMCORE’s Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE’s Annual Report on Form 10-K for year ended December 31, 2003).

10.4A	Amended and Restated Transitional Compensation Agreement, dated December 18, 2001, between AMCORE Financial, Inc. and the following individuals: Kenneth E. Edge, John R. Hecht and James S. Waddell (Incorporated by reference to Exhibit 10.4D of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.4B	Amended and Restated Transitional Compensation Agreement, dated December 18, 2001, between AMCORE Financial, Inc. and Joseph B. McGougan (Incorporated by reference to Exhibit 10.4E of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.4C	Amended and Restated Transitional Compensation Agreement, dated April 1, 2002, between AMCORE Financial, Inc. and Patricia M. Bonavia (Incorporated by reference to Exhibit 10 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.4D	Separation, Release and Consulting Agreement, dated June 20, 2002, between AMCORE Financial, Inc. and Robert J. Meuleman (Incorporated by reference to Exhibit 10.1 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.4E	Amended and Restated Transitional Compensation Agreement, dated May 7, 2003, between AMCORE Financial, Inc. and Eleanor F. Doar (Incorporated by reference to Exhibit 10.2 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.5	Executive Insurance Agreement, dated August 10, 1998, between AMCORE Financial, Inc. and the following executives: Kenneth E. Edge, John R. Hecht, and James S. Waddell (Incorporated by reference to Exhibit 10.10 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.6	Supplemental Executive Retirement Plan, dated May 20, 1998 (Incorporated by reference to Exhibit 10.9 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.7	Loan Agreement (as amended) with M & I Marshall and Ilsley Bank, dated December 31, 1999 (Incorporated by reference to Exhibit 10.10 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.8	AMCORE Financial, Inc. Amended and Restated Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.9	AMCORE Financial, Inc. Annual Incentive Plan (Incorporated by reference to AMCORE’s Form 8-K as filed with the Commission on May 9, 2005).

10.10	AMCORE Financial, Inc. Performance Share Program (Incorporated by reference to AMCORE’s Form 8-K as filed with the Commission on May 9, 2005).

10.11	AMCORE Financial, Inc. 2005 Stock Award and Incentive Plan (Incorporated by reference to AMCORE’s Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE’s Annual Report on Form 10-K for year ended December 31, 2004).

21	Subsidiaries of the Registrant

23	Consent of KPMG LLP

24	Power of Attorney

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMCORE FINANCIAL, INC.

Date: March 15, 2006	By:
Donald H. Wilson Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below on the 15th day of March, 2006 by the following persons on behalf of the Registrant in the capacities indicated.

Name	Title

Kenneth E. Edge	Chairman and Chief Executive Officer (principal executive officer)

Donald H. Wilson	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Directors: Paula A. Bauer, Paul Donovan, Kenneth E. Edge, John W. Gleeson, John A. Halbrook, Frederick D. Hay, William R. McManaman, Steven S. Rogers, Jack D. Ward and Gary L. Watson

Kenneth E. Edge*

Donald H. Wilson*

Attorney in Fact*

EXHIBIT INDEX

21	Subsidiaries of the Registrant

23	Consent of KPMG LLP

24	Power of Attorney

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.