Form 10-Q
period 2006-03-31
AMCORE FINANCIAL INC
filed 2006-05-10
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

☐  Yes  ☒  No

As of May 1, 2006, 24,836,000 shares of common stock were outstanding. The aggregate market value of the common equity held by non-affiliates, computed by reference to the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $683,506,000.

AMCORE Financial, Inc.

Form 10–Q Table of Contents

PART 1. ITEM 1. FINANCIAL STATEMENTS

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

			March 31, 2006	December 31, 2005
			( in thousands, except share data)
	ASSETS
	Cash and cash equivalents		$121,132	$144,350
	Interest earning deposits in banks and fed funds sold		21,610	5,713
	Loans held for sale		30,895	24,138
	Securities available for sale, at fair value		1,131,134	1,183,384
	Gross loans		3,774,498	3,721,864
	Allowance for loan losses		(40,733)	(40,756)

	Net loans		$3,733,765	$3,681,108
	Company owned life insurance		133,411	132,472
	Premises and equipment, net		85,912	84,818
	Goodwill		6,148	6,148
	Foreclosed real estate, net		341	621
	Other assets		87,051	82,150

	Total Assets		$5,351,399	$5,344,902

	LIABILITIES
	Deposits:
	Non-interest bearing deposits		$479,533	$524,875
	Interest bearing demand deposits		1,864,912	1,873,274
	Time deposits		1,209,365	1,188,337

	Total bank issued deposits		$3,553,810	$3,586,486
	Wholesale deposits		686,611	626,730

	Total deposits		$4,240,421	$4,213,216
	Short-term borrowings		374,936	489,334
	Long-term borrowings		269,541	169,730
	Other liabilities		65,711	74,105

	Total Liabilities		$4,950,609	$4,946,385

	STOCKHOLDERS' EQUITY
	Preferred stock, $1 par value; authorized 10,000,000 shares; none issued		$—	$—
	Common stock, $0.22 par value; authorized 45,000,000 shares;
	2006	2005
Issued	29,951,593	29,938,942
Outstanding	24,826,191	24,810,703	6,655	6,652
Treasury stock	5,125,402	5,128,239	(104,123)	(104,240)
	Additional paid-in capital		75,544	74,110
	Retained earnings		440,912	435,113
	Deferred compensation		—	(294)
	Accumulated other comprehensive loss		(18,198)	(12,824)

	Total Stockholders' Equity		$400,790	$398,517

	Total Liabilities and Stockholders' Equity		$5,351,399	$5,344,902

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
INTEREST INCOME
Interest and fees on loans	$66,890	$49,775
Interest on securities:
Taxable	11,016	11,290
Tax-exempt	1,708	1,905

Total Income on Securities	$12,724	$13,195

Interest on federal funds sold and other short-term investments	87	25
Interest and fees on loans held for sale	283	233
Interest on deposits in banks	10	6

Total Interest Income	$79,994	$63,234

INTEREST EXPENSE
Interest on deposits	$29,842	$17,976
Interest on short-term borrowings	5,841	3,526
Interest on long-term borrowings	2,881	2,420

Total Interest Expense	$38,564	$23,922

Net Interest Income	41,430	39,312
Provision for loan losses	2,000	2,500

Net Interest Income After Provision for Loan Losses	$39,430	$36,812

NON-INTEREST INCOME
Investment management and trust income	$3,665	$3,961
Service charges on deposits	5,550	5,163
Mortgage banking income	1,232	1,315
Company owned life insurance income	929	908
Brokerage commission income	881	733
Bankcard fee income	1,357	1,125
Gain on sale of loans	161	111
Other	1,699	2,070

Non-Interest Income, Excluding Net Security Gains	$15,474	$15,386
Net security gains (losses)	225	(51)

Total Non-Interest Income	$15,699	$15,335

OPERATING EXPENSES
Compensation expense	$19,995	$16,286
Employee benefits	5,061	4,857
Net occupancy expense	2,670	2,757
Equipment expense	2,215	2,362
Data processing expense	755	605
Professional fees	1,705	975
Communication expense	1,258	1,082
Advertising and business development	1,723	1,699
Other	5,008	4,186

Total Operating Expenses	$40,390	$34,809

Income from continuing operations before income taxes	$14,739	$17,338
Income taxes	4,280	5,210

Income from continuing operations	$10,459	$12,128

Discontinued operations:
Loss from discontinued operations	$(113)	$(97)
Income tax benefit	(44)	(19)

Loss from discontinued operations	$(69)	$(78)

Net Income	$10,390	$12,050

EARNINGS PER COMMON SHARE

Basic: Income from continuing operations	$0.42	$0.49
Loss from discontinued operations	—	—

Net Income	$0.42	$0.49

Diluted: Income from continuing operations	$0.42	$0.48
Loss from discontinued operations	—	—

Net Income	$0.42	$0.48

DIVIDENDS PER COMMON SHARE	$0.185	$0.170

AVERAGE COMMON SHARES OUTSTANDING
Basic	24,811	24,805
Diluted	24,956	25,061

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(in thousands, except share data)
Balance at December 31, 2004	$6,643	$(102,832)	$74,102	$407,045	$(273)	$1,893	$386,578

Comprehensive Income (Loss):
Net Income	—	—	—	12,050	—	—	12,050
Net unrealized holding losses on securities available for sale arising during the period	—	—	—	—	—	(20,155)	(20,155)
Less reclassification adjustment for net security losses included in net income	—	—	—	—	—	51	51
Income tax effect related to items of other comprehensive income	—	—	—	—	—	7,650	7,650

Net unrealized losses on securities available for sale	—	—	—	—	—	(12,454)	(12,454)

Comprehensive Income (Loss)	—	—	—	12,050	—	(12,454)	(404)
Cash dividends on common stock - $0.17 per share	—	—	—	(4,218)	—	—	(4,218)
Purchase of 68,521 shares for the treasury	—	(1,949)	—	—	—	—	(1,949)
Deferred compensation expense and other	—	—	514	—	35	—	549
Reissuance of 29,781 treasury shares for incentive plans	—	876	(399)	—	(49)	—	428
Issuance of 11,698 common shares for Employee Stock Plan	3	—	278	—	—	—	281

Balance at March 31, 2005	$6,646	$(103,905)	$74,495	$414,877	$(287)	$(10,561)	$381,265

Balance at December 31, 2005	$6,652	$(104,240)	$74,110	$435,113	$(294)	$(12,824)	$398,517

Comprehensive Income (Loss)
Net Income	—	—	—	10,390	—	—	10,390
Net unrealized holding losses on securities available for sale arising during the period	—	—	—	—	—	(8,440)	(8,440)
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(225)	(225)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	3,291	3,291

Net unrealized losses on securities available for sale	—	—	—	—	—	(5,374)	(5,374)

Comprehensive Income (Loss)	—	—	—	10,390	—	(5,374)	5,016
Cash dividends on common stock - $0.185 per share	—	—	—	(4,591)	—	—	(4,591)
Purchase of 49,934 shares for the treasury	—	(1,506)	—	—	—	—	(1,506)
Deferred compensation expense and other	—	—	100	—	—	—	100
Stock-based compensation	—	—	1,035	—	—	—	1,035
Reclassification upon adoption of SFAS No. 123R			342		294	—	636
Reissuance of 52,771 treasury shares for incentive plans	—	1,623	(344)	—	—	—	1,279
Issuance of 12,651 common shares for Employee Stock Plan	3	—	301	—	—	—	304

Balance at March 31, 2006	$6,655	$(104,123)	$75,544	$440,912	$—	$(18,198)	$400,790

See accompanying notes to consolidated financial statements.

AMCORE FINANICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Cash Flows From Operating Activities
Net income	$10,390	$12,050
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,739	2,054
Amortization and accretion of securities, net	442	374
Stock-based compensation expense	1,035	—
Tax benefit on exercise of stock options	189	115
Excess tax benefits from stock-based compensation	(59)	—
Provision for loan losses	2,000	2,500
Company owned life insurance income, net of death benefits	(929)	(908)
Net securities (gains) losses	(225)	51
Net gains on sale of loans	(161)	(111)
Net losses (gains) on sale of mortgage loans held for sale	211	(491)
Originations of mortgage loans held for sale	(64,583)	(66,671)
Proceeds from sales of mortgage loans held for sale	58,210	64,229
Deferred income tax expense	607	150
Net (increase) decrease in other assets	(1,799)	567
Net (decrease) increase in other liabilities	(7,840)	59

Net cash (used for) provided by operating activities	$(773)	$13,968

Cash Flows From Investing Activities
Proceeds from maturities of securities available for sale	$53,324	$47,461
Proceeds from sales of securities available for sale	40,124	8,812
Purchase of securities available for sale	(50,080)	(52,283)
Net (increase) decrease in federal funds sold and other short-term investments	(16,300)	250
Net decrease (increase) in interest earning deposits in banks	403	(19)
Net increase in loans	(57,949)	(77,809)
Proceeds from the sale of loans	2,233	2,277
Investment in company owned life insurance	(10)	(3,314)
Premises and equipment expenditures, net	(2,833)	(849)
Proceeds from the sale of foreclosed real estate	487	1,225

Net cash used for investing activities	$(30,601)	$(74,249)

Cash Flows From Financing Activities
Net (decrease) increase in non-interest-bearing demand deposits	$(45,342)	$3,298
Net (decrease) increase in interest-bearing demand deposits	(8,362)	118,684
Net increase (decrease) in time deposits	21,028	(27,501)
Net increase in wholesale deposits	59,881	7,602
Net decrease in short-term borrowings	(114,405)	(50,361)
Proceeds from long-term borrowings	100,000	7,000
Dividends paid	(4,591)	(4,218)
Issuance of common shares for employee stock plan	304	281
Reissuance of treasury shares for incentive plans	1,090	313
Excess tax benefits from stock-based compensation	59	—
Purchase of shares for treasury	(1,506)	(1,949)

Net cash provided by financing activities	$8,156	$53,149

Net change in cash and cash equivalents	$(23,218)	$(7,132)
Cash and cash equivalents:
	144,350	117,072

Beginning of year	$121,132	$109,940

End of period
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$29,650	$18,867
Interest paid on borrowings	7,201	4,790
Income tax payments (receipts)	3,096	(30)

Non-Cash Investing and Financing
Foreclosed real estate - acquired in settlement of loans	51	525
Transfer current portion of long-term borrowings to short-term borrowings	7	4
Capitalized interest	67	3

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

The accompanying unaudited Consolidated Financial Statements and related notes, including the critical accounting estimates, should be read in conjunction with the audited Financial Statements and related notes contained in the 2005 Annual Report of AMCORE Financial, Inc. and Subsidiaries (the “Company”) on Form 10-K (2005 Form 10-K). Effective the first quarter of 2006, the Company began recognizing compensation expense for stock options with the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004) “Share-Based Payment” (SFAS 123R). There have been no other significant changes to the Company’s accounting policies from the 2005 Form 10-K.

Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2005 Form 10–K.

Discontinued Operations

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

New Accounting Standards

In March 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 156, “Accounting for Servicing of Financial Assets” (SFAS No. 156), which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 requires an entity to separately recognize servicing assets and servicing liabilities and to report these balances at fair value upon inception. Future methods of assessing values can be performed using either the amortization or fair value measurement techniques. Adoption of SFAS No. 156 is required for transactions occurring in fiscal years beginning after September 15, 2006. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which establishes the accounting for certain derivatives embedded in other financial instruments (“hybrid financial instruments”). This Statement is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after January 1, 2007, the start of the Company’s next fiscal year. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. This Statement is effective, on a prospective basis, for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 on January 1, 2006, did not affect on the Company’s financial position or results of operation.

SFAS No. 123R, “Share-Based Payment” was issued in December 2004 and requires compensation cost relating to share-based payment transactions be recognized in the Consolidated Financial Statements for periods beginning after December 15, 2005. Companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the Consolidated Statements of Income. SFAS 123R supercedes APB Opinion No. 25 and revises guidance in SFAS 123, “Accounting for Stock-Based Compensation”. See Note 13 of the Notes to the Consolidated Financial Statements for information on the assumptions used to calculate the fair value of stock-based compensation and other disclosures required by SFAS 123R.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” that allows for a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The Company has not yet determined if the simplified method will be elected. The election will be determined by the fourth quarter of 2006.

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which applies to reporting periods beginning after December 15, 2005. The FSPs provide guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. The FSPs also include accounting considerations subsequent to the recognition of other-than-temporary impairment and requirements for certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The adoption of the FSPs on January 1, 2006, did not have a material effect on the Company’s financial position or results of operation.

NOTE 2 - SECURITIES

A summary of information for investment securities, categorized by security type, at March 31, 2006 and December 31, 2005 follows. Fair values are based on quoted market prices or are based on quoted prices for similar financial instruments.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2006
Securities Available for Sale:
U.S. Treasury	$5,006	$—	$(101)	$4,905
U.S. Government sponsored enterprises (GSEs)	80,986	3	(1,149)	79,840
GSEs and U.S. agency mortgage-backed securities (1)	854,843	522	(28,049)	827,316
State and political subdivisions	162,953	1,746	(1,416)	163,283
Corporate obligations and other (2)	56,703	42	(955)	55,790

Total Securities Available for Sale	$1,160,491	$2,313	$(31,670)	$1,131,134

December 31, 2005
Securities Available for Sale:
U.S. Treasury	$5,008	$—	$(91)	$4,917
U.S. Government sponsored enterprises (GSEs)	117,161	43	(1,445)	115,759
GSEs and U.S. agency mortgage-backed securities (1)	851,552	788	(20,450)	831,890
State and political subdivisions	166,051	2,244	(1,114)	167,181
Corporate obligations and other (2)	64,304	56	(723)	63,637

Total Securities Available for Sale	$1,204,076	$3,131	$(23,823)	$1,183,384

A summary of unrealized loss information for investment securities, categorized by security type, was as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (3)	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2006
Securities Available for Sale:
U.S. Treasury	$—	$—	$4,905	$(101)	$4,905	$(101)
U.S. Government sponsored enterprises (GSEs)	16,758	(47)	58,262	(1,102)	75,020	(1,149)
GSEs and U.S. agency mortgage-backed securities (1)	250,608	(6,071)	555,632	(21,978)	806,240	(28,049)
State and political subdivisions	52,687	(558)	28,967	(858)	81,654	(1,416)
Corporate obligations and other	19,441	(360)	11,315	(595)	30,756	(955)

Total Unrealized Losses on Securities Available for Sale	$339,494	$(7,036)	$659,081	$(24,634)	$998,575	$(31,670)

December 31, 2005
Securities Available for Sale:
U.S. Treasury	$—	$—	$4,917	$(91)	$4,917	$(91)
U.S. Government sponsored enterprises (GSEs)	37,357	(491)	63,773	(954)	101,130	(1,445)
GSEs and U.S. agency mortgage-backed securities (1)	362,303	(6,281)	434,655	(14,169)	796,958	(20,450)
State and political subdivisions	54,991	(787)	11,218	(327)	66,209	(1,114)
Corporate obligations and other	11,863	(269)	11,553	(454)	23,416	(723)

Total Unrealized Losses on Securities Available for Sale	$466,514	$(7,828)	$526,116	$(15,995)	$992,630	$(23,823)

(1)	Includes U.S. Government agencies.

(2)

At March 31, 2006, includes investments of $4 million and $21 million, respectively, in stock of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB). At December 31, 2005, these amounts were $4 million and $21 million, respectively. These investments are recorded at amortized historical cost or fair value, as applicable, with income recorded when dividends are declared. A portion of the FRB and FHLB investments are restricted as to sale because they are held to satisfy membership requirements.

(3)

The Company has the ability to hold, and has no present intent to dispose of, the related securities as of March 31, 2006. The total $24.6 million of unrealized losses related to 100 securities. None of the unrealized losses were individually significant to the total and, except as discussed below, the unrealized losses were caused by interest rate increases. Of the total, $21.9 million was related to 90 mortgage-backed securities issued by GSEs with a quality rating of “Aaa”; $1.1 million related to eight “Aaa” rated GSEs; and $858,000 related to 44 municipal obligation bonds with quality ratings from “A2” to “Aaa”. Corporate obligations and other included one asset-backed bond with an unrealized loss of $535,000 that had an average life of 4.9 years and was collateralized by fixed rate manufactured housing contracts and installment loan agreements. The bond had a quality rating of “B2” and was sufficiently collateralized such that credit loss was considered remote. The remaining $60,000 was an asset-backed bond with an average life of 1.6 years and was collateralized by owner occupied first lien, conforming mortgage loans. This bond had a quality rating of “Aaa” and was sufficiently collateralized such that credit loss was considered remote. In the event of prepayment, it is expected that the Company would recover substantially all of its recorded investment in both of these bonds.

A summary of realized gain and loss information follows:

	Realized Gains	Realized Losses	Net Gains/ (Losses)

	(in thousands)
For the three months ended:
March 31, 2006	$1,012	$(787)	$225
March 31, 2005	—	(51)	(51)

At March 31, 2006 and 2005, securities with a fair value of approximately $716 million and $859 million, respectively, were pledged to secure public deposits, securities under agreements to repurchase, derivative credit exposure and for other purposes required by law.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at March 31, 2006 and December 31, 2005 was as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
Commercial, financial and agricultural	$821,662	$818,657
Real estate-commercial	1,871,534	1,821,868
Real estate-residential	461,115	459,823
Real estate-construction	307,254	310,006
Installment and consumer	312,926	311,497
Direct lease financing	7	13

Gross loans	$3,774,498	$3,721,864
Allowance for loan losses	(40,733)	(40,756)

Net Loans	$3,733,765	$3,681,108

An analysis of the allowance for loan losses for the periods ended March 31, 2006 and March 31, 2005 is presented below:
	For the Three Months Ended
	March 31, 2006	March 31, 2005
	(in thousands)
Balance at beginning of year	$40,756	$40,945
Provision charged to expense	2,000	2,500
Loans charged off	(3,103)	(3,375)
Recoveries on loans previously charged off	1,080	884

Balance at end of period	$40,733	$40,954

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill by segment at March 31, 2006 is as follows (in thousands):

Retail Banking	$3,572
Commercial Banking	2,381
Investment Management and Trust	195

Total Goodwill	$6,148

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2006.

The Originated Mortgage Servicing Right (OMSR) asset values, which are recorded in Other Assets on the Consolidated Balance Sheets are included in the Mortgage Banking Segment, are as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
Unamortized Cost of Mortgage Servicing Rights
Gross Carrying Amount	$40,533	$39,763
Less: Accumulated Amortization	(27,019)	(26,488)
Less: OMSR Valuation Allowance	—	—

Net OMSR at end of period	$13,514	$13,275

Fair value of OMSRs	$16,416	$16,064

OMSR Valuation Allowance
Balance at beginning of year	$—	$53
Net impairment valuation credited to income	—	(53)

Balance at end of period	$—	$—

The current and estimated OMSR amortization expense on the Company’s OMSR asset are as follows (in thousands):

Aggregate Amortization Expense
For Quarter Ended 3/31/06	$531

Estimated Amortization Expense
For Remainder of Year Ending 12/31/06	$1,824
For Year Ending 12/31/07	2,265
For Year Ending 12/31/08	1,967
For Year Ending 12/31/09	1,669
For Year Ending 12/31/10	1,397
For Year Ending 12/31/11	1,147
Thereafter	3,245

Total	$13,514

The weighted-average amortization period for OMSR retained during the first quarter of 2006 was 11.7 years. The unpaid principal balance of mortgage loans serviced for others, plus mortgage loans held for sale, was $1.5 billion as of March 31, 2006, $1.4 billion as of December 31, 2005 and $1.3 billion as of March 31, 2005.

NOTE 5 - SALE OF RECEIVABLES

The Company periodically sells certain indirect automobile loans in securitization transactions. Upon sale, the net carrying amount of the loans is removed from the consolidated balance sheet in exchange for cash and certain retained residual interests. The retained interests includes rights to service the loans that were sold (the "Servicing Rights") and an interest in residual cash flows (the "Interest-Only Strip"). The Interest-Only Strip includes the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the "Excess Spread") plus an interest in sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the "Credit Enhancement" or "Overcollateralization"). There were no sales of indirect automobile loans during the first quarter 2006 or 2005.

The Company receives monthly servicing fees equal to 0.75 percent per annum of the outstanding beginning principal balance of the loans serviced for the month and rights to future cash flows arising after the investors in the securitization trust have received the returns for which they have contracted. The Company's retained interests are subordinate to investor's interests. The value of the Interest-Only Strip is subject to prepayment risk and interest rate risk on the Excess Spread and credit risk on the transferred automobile loans on the Overcollateralization. The Company's risk of loss attributable to prepayment and credit risk is limited to its interest in the Interest-Only Strip. Neither the investors nor the securization trust have any further recourse to the Company's other assets. Interest rate risk could exceed the Company's interest in the Excess Spread, but such a possibility is not considered probable as of March 31, 2006.

Key economic assumptions used in measuring the retained interests as of March 31, 2006, including the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions, are as follows:

	As of March 31, 2006
	Actual	10% Adverse Change	20% Adverse Change
	(in thousands)
Prepayment speed assumptions
Prepayment speed	2.2%	2.4%	2.6%
Weighted average life (in months)	13.8	13.3	12.8
Fair value of retained interests	$5,973	$5,975	$5,982
Change in fair value	$—	$2	$9
Expected credit loss assumptions
Expected credit losses (loss to liquidation)	0.9%	0.9%	1.0%
Fair value of retained interests	$5,973	$5,896	$5,818
Change in fair value	$—	$(77)	$(155)
Residual cash flow discount rate assumptions
Residual cash flow discount rate (annual)	15.9%	17.5%	19.1%
Fair value of retained interests	$5,973	$5,811	$5,656
Change in fair value	$—	$(162)	$(317)
Interest rate assumptions
Weighted average forward rate (annual)	4.5%	4.9%	5.3%
Fair value of retained interests	$5,973	$5,550	$5,222
Change in fair value	$—	$(423)	$(751)

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

Total cash flows attributable to the indirect automobile loan securitization transactions was an inflow of $1.7 and $4.3 million for the first quarters of 2006 and 2005, respectively. The following table summarizes the various cash flows received from and paid to the securitization trust:

	Proceeds From Securitization	Servicing Fees Collected	Other Cash Flows	Fees Paid
	(in thousands)
Cash flows received from trust in first quarter 2006	$—	$237	$1,464	$—
Cash flows received from trust in first quarter 2005	$—	$365	$3,974	$—

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

	Total Principal Amount of Loans		Principal Amount of Delinquent Loans		Net Credit Losses
	As of March 31				Year-to-Date
	2006	2005	2006	2005	2006	2005
Held in portfolio	$250,271	$245,819	$2,359	$2,686	$301	$536
Securitized	94,044	171,411	1,941	2,365	432	616

Total	$344,315	$417,230	$4,300	$5,051	$733	$1,152

Actual and projected static pool credit losses, as a percentage of indirect automobile loans securitized are 1.67%, 1.83% and 1.85% as of the quarters ended March 31, 2006, 2007, and 2008, respectively. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amounts shown here for each year are a weighted average for all indirect automobile loan securitizations.

NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
	(in thousands)
Securities sold under agreements to repurchase	$317,677	$410,089
Federal Home Loan Bank borrowings	16,711	16,711
Federal funds purchased	40,220	50,278
U.S. Treasury tax and loan note accounts	314	10,245
Commercial paper and other short-term borrowings	14	2,011

Total Short-Term Borrowings	$374,936	$489,334

NOTE 7 - LONG-TERM BORROWINGS

Long-term borrowings consisted of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
	(in thousands)
Federal Home Loan Bank borrowings	$227,258	$127,444
AMCORE Capital Trust I borrowings	41,238	41,238
Capitalized lease obligation	1,045	1,048

Total Long-Term Borrowings	$269,541	$169,730

The Company periodically borrows additional funds from the Federal Home Loan Bank (FHLB) in connection with the purchase of mortgage-backed securities and the financing of eligible family real estate loans. The average stated maturity of these borrowings at March 31, 2006 is 2.5 years, with a weighted average borrowing rate of 4.92%. Certain FHLB borrowings have prepayment penalties and call features associated with them. FHLB borrowings with call features, assuming they are called at the next call date, total $77.0 million in 2006. Mortgage-related assets with a carrying value of $382 million were held as collateral for FHLB borrowings.

Other long-term borrowings include a capital lease with a net carrying value of $1.0 million on a branch facility leased by the Company. The Company is amortizing the capitalized lease obligation and depreciating the facility over the remaining non-cancellable term of the original lease, which expires or renews in 2021.

The Company reclassifies borrowings to short-term borrowings when the remaining maturity becomes less than one year. Scheduled reductions of long-term borrowings are as follows:

Total
(in thousands)
2007	$7,521
2008	167,765
2009	25,035
2010	444
2011	25,036
Thereafter	43,740

Total Long-Term Borrowings	$269,541

NOTE 8 – DERIVATIVE INSTRUMENTS

The Company uses derivatives to manage its risk or exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives currently used include interest rate swaps and mortgage loan commitments and forward contracts. Interest rate swaps are used by the Company to convert fixed-rate assets or liabilities to floating-rate assets or liabilities (fair value Hedges). The Company has also used interest rate swaps to convert assets or liabilities with variable-rate cash flows to assets or liabilities with fixed-rate cash flows (cash flow Hedges).

The following derivative related activity is included in other non-interest income or miscellaneous other expense, depending on the direction, in the Consolidated Statements of Income, for the three months ended:

	March 31, 2006	March 31, 2005
Changes in Value:
Derivatives not qualifying for Hedge accounting	$(361)	$(13)
Ineffective portion of fair value Hedges	23	44
Mortgage loan derivatives	5	(63)

Total	$(333)	$214

In first quarter 2004, the Company terminated two fair value Hedges of FHLB borrowings with a combined notional amount of $74 million, which resulted in a gain of $690,000. The gain continued to be classified as long-term debt and is being amortized over the remaining terms of the debt. The unrealized gain was $328,000 and $506,000 at March 31, 2006 and 2005, respectively. In first quarter 2006, the Company terminated two fair value Hedges of FHLB borrowings with a combined notional amount of $74 million, which resulted in a loss of $2.9 million. The loss continued to be classified as long-term debt and is being amortized over the remaining terms of the debt.

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

Guarantees:

The Company’s subsidiary AMCORE Bank, N.A. (Bank), as a provider of financial services, routinely enters into commitments to extend credit to its customers, including financial and performance standby letters of credit. Financial and performance standby letters of credit are a conditional but irrevocable form of guarantee. Under a financial standby letter of credit, the Company guarantees payment to a third party obligee upon the default of payment by the Bank customer, and upon receipt of complying documentation from the obligee. Under a performance standby letter of credit, the Company guarantees payment to a third party obligee upon nonperformance by the Bank customer and upon receipt of complying documentation from the obligee.

Both financial and performance standby letters of credit are typically issued for a period of one year to five years, but can be extended depending on the Bank customer’s needs. As of March 31, 2006, the maximum remaining term for any outstanding standby letters of credit expires on October 15, 2011.

A fee is normally charged to compensate the Bank for the value of the guarantees that are granted to the customer. The fees are deferred and recognized as income over the term of the guarantee. As of March 31, 2006, the carrying value of these deferrals was a deferred credit of $1.2 million. This amount included a $300,000 guarantee liability for financial and performance standby letters of credit recorded in accordance with Financial Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The remaining $892,000 represented deferred fees charged for letters of credit exempted from the scope of FIN 45.

At March 31, 2006 the contractual amount of all financial and performance standby letters of credit, including those exempted from FIN 45, was $150.4 million and $57.4 million, respectively. These represent the maximum potential amount of future payments that the Company would be obligated to pay under the guarantees.

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

In addition to the guarantee liability and deferred fees described above, the Company has recorded a $884,000 contingent liability for probable losses on unfunded loan commitments and letters of credit outstanding as of March 31, 2006. Prior to the third quarter 2005, this liability was included as part of the Company’s Allowance for Loan Losses.

NOTE 10 – EARNINGS PER SHARE

Earnings per share (EPS) calculations are as follows:

	For the Three Months Ended March 31,
	2006	2005
	(in thousands, except per share data)
Numerator
Net Income from continuing operations	$10,459	$12,128
Loss from discontinued operations, net of tax	(69)	(78)

Net income	$10,390	$12,050

Denominator
Average number of shares outstanding – basic	24,811	24,805
Plus: Diluted potential common shares	99	227
Contingently issuable shares	46	29

Average number of shares outstanding – diluted	24,956	25,061

Earnings per share from continuing operations
Basic	$0.42	$0.49
Diluted	0.42	0.48

Loss per share from discontinued operations
Basic	0.00	0.00
Diluted	0.00	0.00

Earnings per share
Basic	0.42	0.49
Diluted	0.42	0.48

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

NOTE 11 - SEGMENT INFORMATION

AMCORE’s internal reporting and planning process focuses on its four primary lines of business (Segment(s)): Commercial Banking, Retail Banking, Investment Management and Trust, and Mortgage Banking. The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray each Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an appropriate allocation of shared support function expenses. The Commercial, Retail and Mortgage Banking Segments also include fund transfer adjustments to appropriately reflect the cost of funds on loans made and funding credits on deposits generated. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2005.

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

Total Segment results differ from consolidated results primarily due to inter-segment eliminations, certain corporate administration costs, items not otherwise allocated in the management accounting process and treasury and investment activities. The impact of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and is included in the “Other” column. On December 30, 2005, the Company completed the sale of Investors Management Group, Ltd, (IMG). The results of IMG for the current and prior periods have been presented in discontinued operations.

The Commercial Banking Segment provides commercial banking services including lending, business checking and deposits, treasury management and other traditional as well as electronic commerce commercial banking services to middle market and small business customers through the BANK’s full-service and limited branch office (LBO) locations. The Retail Banking Segment provides retail banking services including direct and indirect lending, checking, savings, money market and certificate of deposit (CD) accounts, safe deposit rental, automated teller machines and other traditional and electronic commerce retail banking services to individual customers through the BANK’s branch locations. The Investment Management and Trust segment provides its clients with wealth management services, which include trust services, investment management, estate administration and financial planning, employee benefit plan administration and recordkeeping services. The Mortgage Banking segment provides a variety of mortgage lending products to meet its customer needs. It sells a majority of the long-term fixed-rate loans to the secondary market and continues to service most of the loans sold.

For the three months ended March 31, 2006
	Operating Segments
	Commercial Banking	Retail Banking	Investment Management and Trust	Mortgage Banking	Other	Consolidated
	(dollars in thousands)
Net interest income	$26,170	$13,014	$108	$932	$1,206	$41,430
Non-interest income	2,003	4,683	4,686	1,163	3,164	15,699

Total revenue	28,173	17,697	4,794	2,095	4,370	57,129
Provision for loan losses	1,529	478	—	(7)	—	2,000
Depreciation and amortization	193	622	14	77	833	1,739
Other non-interest expense	13,521	13,156	4,668	2,096	5,210	38,651

Income (loss) from continuing operations before income taxes	12,930	3,441	112	(71)	(1,673)	14,739
Income taxes (benefit)	5,043	1,342	62	(28)	(2,139)	4,280

Income (loss) from continuing operations	$7,887	$2,099	$50	$(43)	$466	$10,459

Discontinued operations:
Loss from discontinued operations	—	—	(113)	—	—	(113)
Income tax benefit	—	—	(44)	—	—	(44)

Loss from discontinued operations	$—	$—	$(69)	$—	$—	$(69)

Net Income (Loss)	$7,887	$2,099	$(19)	$(43)	$466	$10,390

Segment profit percentage (continuing operations)	79%	21%	0%	0%	N/A	100%

Assets	$3,004,293	$646,527	$12,684	$285,767	$1,402,128	$5,351,399

For the three months ended March 31, 2005

Net interest income	$23,760	$11,067	$17	$1,231	$3,237	$39,312
Non-interest income	2,095	4,019	4,902	1,270	3,049	15,335

Total revenue	25,855	15,086	4,919	2,501	6,286	54,647
Provision for loan losses	2,230	318	—	(48)	—	2,500
Depreciation and amortization	157	693	23	59	1,064	1,996
Other non-interest expense	11,192	11,131	4,165	2,339	3,986	32,813

Income from continuing operations before income taxes	12,276	2,944	731	151	1,236	17,338
Income taxes (benefit)	4,788	1,148	302	59	(1,087)	5,210

Income from continuing operations	$7,488	$1,796	$429	$92	$2,323	$12,128

Discontinued operations:
Loss from discontinued operations	—	—	(97)	—	—	(97)
Income tax benefit	—	—	(19)	—	—	(19)

Loss from discontinued operations	$—	$—	$(78)	$—	$—	$(78)

Net Income	$7,488	$1,796	$351	$92	$2,323	$12,050

Segment profit percentage (continuing operations)	77%	18%	4%	1%	N/A	100%

Assets	$2,578,696	$647,819	$16,907	$250,245	$1,499,740	$4,993,407

NOTE 12- EMPLOYEE BENEFIT PLANS

All eligible employees of the Company participate in the AMCORE Financial Security Plan (Security Plan), a qualified profit sharing plan under Section 401(a) of the Internal Revenue Code. The Security Plan offers participants a personal retirement account funded by Company contributions and a personal savings account 401(k) funded by employee contributions and Company matching amounts. The expense related to the Security Plan was $1.2 million for each of the three-month periods ended March 31, 2006 and 2005. The Company also has a non-qualified profit sharing plan that provides a cash profit sharing payment based upon achievement of corporate performance goals, to all employees who have met service requirements. The expense related to the profit sharing plan was $186,000 and $293,000 for the three-month periods ended March 31, 2006 and 2005, respectively.

The AMCORE Financial, Inc. Employee Health Benefit Plan (Health Plan) provides group medical, pharmacy, dental and vision benefits to eligible participating employees of the Company and their dependents. Employees, retirees, and COBRA beneficiaries contribute specific amounts determined annually by the Health Plan’s administrator. The Company’s share of the cost of these benefits is expensed as incurred. Expense related to the Health Plan was $1.2 million and $1.3 million for the three-month periods ended March 31, 2006 and 2005, respectively. Life insurance benefits are provided to eligible active employees.

The Company provides a deferred compensation plan (entitled “AMCORE Financial, Inc. Deferred Compensation Plan”) for certain key employees and directors. This plan provides the opportunity to defer salary, bonuses and non-employee director fees. Participants may defer up to 90% of base compensation and up to 100% of bonus. The deferred compensation liability to participants is recorded in other liabilities in the Consolidated Balance Sheets. The deferrals and earnings grow tax deferred until withdrawn from the plan. The amount and method of payment are pre-defined by participants each year of deferral. Earnings to individual accounts are recorded as compensation expense when earned. The total non-qualified deferred compensation plan liability totaled $13.8 million at both March 31, 2006 and 2005. Expense related to the deferred compensation plan was $233,000 and $124,000 for the three-month periods ended March 31, 2006 and 2005, respectively.

The Company provides additional retirement benefits to certain senior officers through plans that are non-qualified, non-contributory and unfunded. Under one such arrangement, the additional retirement benefits replace what would have been provided under the Company’s defined contribution qualified plan in the absence of limits placed on qualified plan benefits by the Internal Revenue Code of 1986. The expense related to this arrangement was $57,000 and $77,000 for the three-month periods ended March 31, 2006 and 2005, respectively.

Another arrangement, which is a defined benefit plan, provides supplemental retirement benefits that are based upon three percent of final base salary, times the number of years of service. Benefits under this plan may not exceed 70% or be less than 45% of a participant’s final base salary less offsets for employer retirement plan benefits attributable to employer contributions and 50% of a participant’s Social Security benefit. The measurement date for obligations for this plan is as of December 31. The following table summarizes the costs and obligations to participants for the three-month periods ended March 31, 2006 and 2005:

	For the Three Months Ended March 31,
	2006	2005
	(in thousands)
Components of net periodic benefit cost:
Service cost	$7	$3
Interest cost	29	23
Actuarial losses and decrease in offsets	189	—

Net periodic cost	$225	$26

	2006	2005
Weighted-average assumptions:
Discount rate	5.75%	5.75%
Rate of compensation increase	3.00%	3.00%

During the first quarter of 2006, $134,000 was contributed to the plan to fund distributions to plan participants. No contributions or distributions are expected to be made during the remainder of the year. The plan has no assets at March 31, 2006.

NOTE 13 - STOCK-BASED COMPENSATION

The Company has several stock-based compensation plans. The Company provides an employee stock purchase plan and makes awards of stock options, restricted stock and performance share units (PSUs). Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payment”, using the “modified prospective” transition method as permitted by SFAS 123R. Accordingly, the Company has not restated prior period results to reflect the impact of SFAS 123R. Under this transition method, compensation cost is recognized for all share-based payments granted subsequent to the effective date and for all awards granted, but not yet vested, prior to the effective date.

Prior to January 1, 2006, the Company accounted for awards granted under those plans using the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Stock options were granted at an exercise price equal to the market value on the date of grant and as a result no expense was recorded. Proforma expense was estimated using a Black-Scholes valuation model. Restricted stock was recorded at the market value on the date of issuance and performance share units were revalued each period based upon actual performance and current market value and recognized over the period during which they were earned.

The Company’s actual expense related to stock-based compensation for the quarters ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Compensation expense included in reported operating expenses:
Stock options	$936	N/A
Employee stock purchase plan	7	N/A
Performance share units	50	$247
Restricted stock	42	35

Total stock-based compensation expense	$1,035	$282

Income tax benefits	$389	$108

At March 31, 2006, total unrecognized stock-based compensation expense was $4.4 million, net of estimated forfeitures, which will be recognized over a weighted average amortization period of 2.5 years. Prior to adopting SFAS 123R, the Company presented tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. For the three months ended March 31, 2006, $59,000 of excess tax benefits has been classified as an operating cash outflow and a financing cash inflow.

The Company estimates the fair value of stock options using a Black-Scholes valuation model. The fair value of restricted stock, PSUs and employee stock purchase plan grants generally equal their intrinsic value on the date of grant. The fair value of stock-based grants are amortized to operating expense on a straight-line basis over the required vesting period of the grant. Stock option grants made to retirement eligible employees are fully expensed during the period in which the options are granted.

In anticipation of adoption of SFAS 123R, the Company evaluated the assumptions used in the Black-Scholes model. As a result, the Company changed its methodology for computing expected volatility and expected term. Calculation of expected volatility was changed from being based solely on historical volatility to a combination of both historical volatility and implied volatility derived from an analysis of relevant indices volatility trends. The Company believes that the combination of historical and implied volatility provides a better estimate of expected stock price volatility and will continue to monitor these and other relevant factors to estimate expected volatility for future option grants. The Company utilized the “simplified” method for estimating the expected term of options granted during the period as provided for in Staff Accounting Bulletin 107.

The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. Dividend yield is the Company’s annual dividend rate expressed as a percentage of the closing stock price on grant date. Estimated forfeitures are based on historical employee termination experience. The estimate of forfeitures will be adjusted to the extent that actual forfeitures differ from such estimates. Changes in estimated forfeitures will be recognized in subsequent periods as they occur.

The fair value of the Company’s employee and director stock options granted during the first quarters of 2006 and 2005 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions.

	SFAS No. 123R 1st Quarter 2006	SFAS No. 123 1st Quarter 2005
Expected dividend yield	2.44%	2.41%
Expected price volatility	19.08%	27.94%
Expected term in years	5.94	6.10
Expected risk-free interest rate	4.40%	4.29%
Estimated forfeiture rate	1.14%	1.16%

Stock Award and Incentive Plans. The 2005 Stock Award and Incentive Plan (SAIP) allows for awards to key employees of stock options, restricted shares, PSUs and other forms of stock-based awards. The maximum number of shares to be granted under the plan is 2,125,000. The Company will not reprice any awards under the SAIP unless such repricing is approved by a majority vote of the Company’s stockholders. Awards issued pursuant to the SAIP that expire, are forfeited or terminated for any reason shall again be available to grant.

Stock Options. Non-qualified stock options are issued at an exercise price equal to the fair market value of the shares on the grant date and generally vest within three to five years and expire from seven to ten years from the date of grant. Options issued are valued using the Black-Scholes model with assumptions as previously described. The activity during the first quarter of 2006 and the total options outstanding and exercisable as of March 31, 2006 pursuant to the SAIP and previous incentive plans are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000’s)
Options outstanding at beginning of year	1,815,566	$24.43
Options granted	213,833	30.36
Option reloads	5,395	30.34
Options exercised	(60,190)	22.41
Options forfeited	(8,538)	26.11

Options outstanding at end of period	1,966,066	$25.15	5.3 years	$12,364

Options exercisable at end of period	1,112,793	$23.27	3.6 years	$9,090

The estimated fair value of options granted during the first quarter of 2006 was $5.99 per option. The total fair value of stocks options that vested during the first quarter of 2006 was $303,000, or $6.90 per option.

Performance Share Units. The Company grants PSUs pursuant to the terms and conditions of the SAIP under various sub-plans as provided for in Section 8(e) of the SAIP. The sub-plans establish performance periods that are generally three-year periods during which PSUs may be earned. Specific performance goals and target PSUs granted are approved by the Compensation Committee of the AMCORE Financial, Inc. Board of Directors. The number of PSUs earned can range from 0% to 200% of the target PSUs granted. Each PSU represents the right to receive a share of the Company’s common stock at the end of the performance period some of which may be issued as restricted shares. Those restricted shares generally have a five-year vesting period.

Compensation expense is calculated based upon the expected number of PSUs earned during the performance period and is recorded over the service period. The fair value is calculated equal to market value on the date of grant less the present value of dividends that are not earned during the performance period. As of March 31, 2006, 92,631 PSUs were expected to be earned and the weighted average grant date value per PSU was $29.34. Expense is adjusted for forfeitures as they occur.

	Units	Weighted Average Fair Value Per Unit	Weighted Average Remaining Vesting Term
Units outstanding at beginning of year	63,146	$30.72
Units granted	40,030	28.89
Adjustment to estimated grants	(10,545)	30.72

Units outstanding at end of period	92,631	$29.34	3.6 years

Restricted Stock Awards. The Company granted restricted stock awards to certain key employees. The shares are restricted as to transfer, but are not restricted as to dividend payment and voting rights. Transfer restrictions lapse at the end of three or nine years contingent upon performance goals being met and continued employment. Restricted stock grants are valued at market value on the date of grant and are expensed over the service period. As of March 31, 2006, non-vested shares totaled 10,071 with a weighted average value of $22.84 per share. No awards were granted or forfeited and no restrictions lapsed during the first quarter of 2006.

Directors' Stock Plans. The Restricted Stock Plan for Non-Employee Directors provides that each current eligible non-employee director and each subsequently elected non-employee director receive, in lieu of a cash retainer, shares of common stock of the Company, the value of which is equal to three times the annual retainer. Restricted stock grants are valued at market value on the date of grant and are expensed over the required service period. The shares vest annually over a three-year period based upon the anniversary date of the election and continued service as a director. As of March 31, 2006, restricted shares totaled 12,681 with a weighted average value of $25.54 per share. Restrictions lapsed on 1,624 shares during the first quarter of 2006.

The 2001 Stock Option Plan for Non-Employee Directors provides that each current eligible non-employee director and each subsequently elected non-employee director receive options to purchase common stock of the Company. Options granted have an exercise price equal to the market value on the date of grant and generally vest within one to three years and expire in seven to 10 years from the date of grant. Stock options granted pursuant to this plan are valued using a Black-Scholes model with assumptions as previously described. The activity during the first quarter of 2006 and the total options outstanding and exercisable as of March 31, 2006 pursuant to the director option plan and previous director option plans are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000’s)
Options outstanding at beginning of year	101,000	$22.90
Options exercised	1,500	13.33

Options outstanding at end of period	99,500	$23.05	4.3 years	$834

Options exercisable at end of period	79,500	$22.34	3.1 years	$723

Stock options exercised by employees and directors in the first quarter of 2006 totaled 61,690 shares with an intrinsic value of $503,000. The Company received cash or stock equivalent to the exercise price of $1.4 million, and a tax benefit of $189,000 was recognized. Shares are issued from treasury stock to fulfill exercises. The Company repurchases shares in open-market and private transactions in accordance with Exchange Act Rule 10b-18 to replenish treasury stock for issuances related to stock option exercises and other employee benefit plans.

A summary of the Company’s non-vested stock options as of March 31, 2006 is presented below.

	Employee options		Director options
	Shares	Average Price	Shares	Average Price
Non-vested options at beginning of year	686,458	$26.84	20,000	$25.88
Options granted	219,228	30.36	—	—
Options forfeited	(8,538)	26.11	—	—
Options vested	(43,875)	29.87	—	—

Non-vested options at end of period	853,273	$27.60	20,000	$25.88

Employee Stock Purchase Plan. The AMCORE Stock Option Advantage Plan permits eligible employees to purchase from the Company shares of its common stock. The Company intends that the plan be an “employee stock purchase plan” (ESPP) within the meaning of Section 423 of the Internal Revenue Code of 1986. Reserved for issuance under the ESPP is a total of 600,000 shares of unissued common stock. The exercise or purchase price is 85% of the lower of the closing price of the Company’s common stock on the Nasdaq National Market on the first or last day of each offering period.

Shares issued pursuant to the ESPP are prohibited from sale by a participant for two years after the date of purchase. Dividends earned are credited to a participant’s account and used to purchase shares from the Company’s treasury stock at the same discounted price on the next purchase date. The Company has the option to purchase all, or any portion of, the shares owned by such participant that, at the time of termination of employment, are subject to the restriction on transfer. The 15% discount is recorded as compensation expense and is amortized on a straight-line basis over the two-year service period. As of March 31, 2006, $47,000 remains unrecognized related to shares issued during the first quarter of 2006.

Prior Period Proforma Presentation. Prior to January 1, 2006, the Company accounted for stock-based compensation plans pursuant to APB 25. The following table sets forth proforma information as if compensation expense had been determined consistent with the requirements of SFAS 123. The estimated fair value of options granted during the first quarter of 2005 was $7.87 per option.

Three Months ended March 31, 2005
(000’s, except per share data)
Net Income:
Income from continuing operations	$12,128
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(457)

Pro forma	$11,671

Diluted Shares:
As reported	25,061
Deduct: Shares due to average unrecognized compensation cost related to future services	(79)

Pro forma	24,982

Basic Earnings per share from continuing operations
As reported	$0.49
Pro forma	0.47

Diluted Earnings per share from continuing operations
As reported	$0.48
Pro forma	0.47

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and Subsidiaries (“AMCORE” or the “Company”) consolidated financial condition as of March 31, 2006 compared to December 31, 2005, and the consolidated results of operations for the three months ended March 31, 2006 compared to the same period of 2005. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

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

Contemplated, projected, forecasted or estimated results in such forward-looking statements involve certain inherent risks and uncertainties. A number of factors – many of which are beyond the ability of the Company to control or predict – could cause actual results to differ materially from those in its forward-looking statements. These factors include, among others, the following possibilities: (I) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new or existing competitors; (II) adverse state, local and federal legislation and regulation or adverse findings or rulings made by local, state or federal regulators or agencies regarding AMCORE and its operations; (III) failure to obtain new customers and retain existing customers; (IV) inability to carry out marketing and/or expansion plans; (V) ability to attract and retain key executives or personnel; (VI) changes in interest rates including the effect of prepayments; (VII) general economic and business conditions which are less favorable than expected; (VIII) equity and fixed income market fluctuations; (IX) unanticipated changes in industry trends; (X) unanticipated changes in credit quality and risk factors; (XI) success in gaining regulatory approvals when required; (XII) changes in Federal Reserve Board monetary policies; (XIII) unexpected outcomes on existing or new litigation in which AMCORE, its subsidiaries, officers, directors or employees are named defendants; (XIV) technological changes; (XV) changes in U.S. generally accepted accounting principles; (XVI) changes in assumptions or conditions affecting the application of “critical accounting estimates”; (XVII) inability of third-party vendors to perform critical services for the Company or its customers; (XVIII) disruption of operations caused by the conversion and installation of data processing systems; and (XIX) zoning restrictions or other limitations at the local level, which could prevent limited branches from transitioning to full-service facilities.

OVERVIEW OF OPERATIONS

AMCORE reported net income from continuing operations of $10.5 million or $0.42 per diluted share for the quarter ended March 31, 2006. This compares to $12.1 million or $0.48 per diluted share for the same period in 2005 and represents a $1.7 million or 14% decrease in the first quarter of 2006 from the same period a year ago. Diluted earnings per share from continuing operations decreased 13% or $0.06. AMCORE’s return on average equity and on average assets from continuing operations for the first quarter of 2006 were 10.60% and 0.79%, respectively, compared to 12.69% and 0.99% in the same period in 2005.

Net income including discontinued operations was $10.4 million, or $0.42 per diluted share, for the quarter ended March 31, 2006. This compares to $12.1 million, or $0.48 per diluted share, for the same period in 2005 and represents a $1.7 million or 14% decrease year to year. Diluted earnings per share including discontinued operations declined 13% or $0.06.

The most significant factors affecting first quarter 2006 net income from continuing operations, compared to first quarter 2005, were:

Net interest income -Increased $2.1 million primarily due to increased loan volumes and higher yields, partially offset by increased funding costs. Net interest margin was 3.44% in the first quarter of 2006 compared to 3.57% in the first quarter of 2005. The reduction in net interest margin was due to increased funding costs associated with a rising interest rate environment and deposit attraction strategies.

Provision for loan losses - Declined $500,000 to $2.0 million in the first quarter of 2006 from $2.5 million in first quarter 2005.

Non-interest income – Increased $364,000. The most significant increases were attributable to $387,000 in service charges on deposits, $276,000 in net security gains, $232,000 in bankcard fee income and $148,000 in brokerage commission income. These were partially offset by lower other non-interest income of $371,000 and investment management and trust income of $296,000.

Operating expenses - Increased $5.5 million. Personnel costs increased $3.7 million primarily due to $1.5 million of direct costs attributable to branch expansion, branch-related corporate staffing increases, and stock based compensation expense of $753,000. Also contributing to the increase were higher professional fees of $730,000 and other operating expense of $822,000.

Income taxes – Decreased $930,000, mainly due to lower earnings before income taxes. The effective tax rate was 29.0% in 2006 compared to 30.0% in first quarter 2005.

Discontinued operations – Loss was flat at $69,000 in the first quarter of 2006 compared to $78,000 in 2005.

KEY INITIATIVES AND OTHER SIGNIFICANT EVENTS

Key Initiatives

Branch Expansion - The Company’s banking operations (“Bank”) launched a branch expansion initiative during 2001 targeting the area generally bounded by Interstates 94 in the north, 294 and 94 in the east, 80 in the south and 90 and 39 in the west (the “Branch Expansion”). The Branch Expansion strategy initially targets markets where there are high concentrations of mid-size businesses, with a seasoned commercial lending and treasury management sales staff in a leased facility (limited branch office or “LBO”). Once a book of business is developed and the LBO becomes profitable, plans to develop a permanent site for a full service facility in a nearby area that is surrounded by a high concentration of homeowners with strong population and household income growth are initiated. Increased capabilities in the markets served by these facilities, in addition to better brand recognition, are expected to accelerate the Company’s ability to generate bank-issued deposits, which will better support loan growth and decrease the use of wholesale funding.

Since the inception of the Branch Expansion strategy in April 2001, 25 new branches, net of closed offices, have opened. The new locations have contributed $1.51 billion in loans and $652 million in deposits outstanding as of March 31, 2006. Same store contributions, which include new branches that have been open at least one year, were $1.48 billion in loans and $647 million in deposits outstanding at March 31, 2006. During the first quarter of 2006, the Company opened one LBO in Joliet, Illinois and one full service branch in Belvidere, Illinois.

The Company anticipates opening five full-service branches and five LBOs in 2006. By the end of 2009 the Company expects to have two-thirds of its branches located in markets that the Company believes exhibit strong growth characteristics.

To date, the Company’s Board of Directors has authorized $120 million of capital expenditures for new facilities in connection with the Company’s Branch Expansion. As of March 31, 2006, $66 million of the total $120 million capital authorization remained to be spent.

As a complement to its Branch Expansion, the Bank has also expanded its automated teller machine system (ATMs), which includes both owned and third party operated, to 133 in Illinois and 145 in Wisconsin, or 278 overall at March 31, 2006 from 131 in Illinois and 37 in Wisconsin, or 168 overall, at March 31, 2005. These amounts include 109 ATMs located in Walgreens drug stores throughout Wisconsin as part of a co-branding relationship. The placement of additional ATMs is an important part of AMCORE’s commitment to provide quality customer service as additional ATMs provide AMCORE customers with greater ease and convenience in completing banking transactions.

Quality Loan Growth – Improving credit quality is part of AMCORE’s Quality Loan Growth initiative. Since 2001, the Company has experienced a steady decline in the amount of non-performing loans. Over the same time period, the Company has averaged double-digit loan growth. For the first quarter of 2006, average loans rose $447 million to $3.8 billion, a 14% increase over the same period in 2005. Over the same period of time, total non-performing loans decreased 18% or $5.8 million to $25.7 million. However, pricing spreads continue to narrow and maintaining credit and pricing discipline is likely to exert downward pressure on future loan growth.

Deposit Growth - Average bank-issued deposits grew to $3.5 billion in the first quarter of 2006, an increase of 12%, or $376 million, compared to $3.1 billion in the first quarter of 2005. AMCORE continues to focus on transactional deposit growth, such as checking accounts, which helps lower funding costs, as well as increasing the number of households served by the Company. Handling a customer’s checking account enables the Bank to cross-sell other products and increases the likelihood of retaining their business over time. The Company’s goal is to become the customer’s primary bank, meeting all of their banking, mortgage and investment needs. On the commercial side, the Company’s main emphasis is on cash management products, including remote deposit capture, as it focuses on its core niche of mid-size commercial customers.

AMCORE continues to focus on bank-issued deposit growth because it provides a source of funding for the Branch Expansion and the Quality Loan Growth initiatives, and is also a means of reducing its reliance on wholesale funding sources. Customer attraction strategies during 2005, especially in the newer markets, included a market segment of high initial rates for checking account balances. While this strategy did initially bring in balances, as rates rose these customers migrated either to CDs or to other high rate products within the bank once the high initial rates expired. This strategy is being phased out in 2006, and a more market-oriented, spread-based deposit sales strategy is being emphasized.

Increasing Investment Management and Trust Income – As of the end of 2005, the Company completed its migration to an open architecture sales platform, which allows greater customer access to non-proprietary products. This included the transition of $142 million in assets of three Company-managed Vintage equity funds into two mutual funds managed by Federated Investors, Inc. (Federated) in September 2005 and the sale of the Company’s asset management subsidiary, Investors Management Group, Ltd. (IMG), to West Bancorporation, Inc. (West Banc) on December 30, 2005. With these transactions, AMCORE has transitioned from being a developer of proprietary investment products to being a provider that can offer its customers a wider array of investment product choices. The results of IMG for prior periods and the related-sale are reported as discontinued operations.

The changes in the business due to the combined impact of the Federated and West Banc transactions have resulted in slower income growth in the short run.

Capital Efficiency and Deployment – The Company’s priorities with respect to effectively deploying capital include a more structured pricing discipline that targets profitable growth on both sides of the balance sheet, migration of the balance sheet away from lower spread investments to higher spread loans, buying back its common shares and increasing dividends on its common stock.

During the first quarter of 2006, the Company liquidated $25 million of callable Agency debentures, and used the proceeds to pay down short-term debt. In addition, it resold $15 million of the Company’s issuance of a trust preferred security that it had repurchased a few years ago. Also during the first quarter of 2006, the Company increased its dividend from $0.17 to $0.185 per share, an increase of $.015 per share, or nine percent.

Other Significant Events

Stock Repurchase Authorization - On May 4, 2006, the Company announced that its Board of Directors authorized a stock repurchase program (Repurchase Program) of up to 3 million common shares, or approximately 12% of diluted shares outstanding. The repurchase authorization is for a twelve-month period. The repurchased shares will become treasury shares.

Accounting Changes – Following is a discussion of accounting standards that materially affected the Company’s Consolidated Financial Statements for the periods and dates presented, along with recently issued accounting standards that may impact future periods.

Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2005) (123R), “Share-Based Payment” requiring compensation cost relating to share-based payment transactions was effective for periods beginning after December 15, 2005. The Company’s implementation of SFAS No. 123R resulted in an increase in compensation expense of $753,000 for a total of $1.0 million in the first quarter of 2006.

Regulatory Agreement Update – On May 31, 2005, the Bank entered into a written agreement with the Office of the Comptroller of the Currency (OCC). The agreement describes commitments made by the Bank and outlines a series of steps to address and strengthen the Company's Regulatory Compliance Program. The Bank has implemented procedures to address the matters identified by the OCC. These procedures are subject to review by the OCC to determine if they comply with the commitment made in the agreement or whether additional steps are necessary.

EARNINGS REVIEW OF CONSOLIDATED STATEMENTS OF INCOME

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended March 31, 2006 and 2005.

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

Overview - FTE adjusted interest income is as follows (in thousands):

	Quarters Ended March 31,
	2006	2005
Interest Income Book Basis	$79,994	$63,234
FTE Adjustment	1,092	1,195

Interest Income FTE Basis	81,086	64,429
Interest Expense	38,564	23,922

Net Interest Income FTE Basis	$42,522	$40,507

Net interest income on an FTE basis increased $2.0 million or 5% in the first quarter of 2006 compared to the same period in 2005. The increase was driven by a 112 basis point increase in average loan yields and by a 14% increase in average loan volumes. These improvements were largely offset by a 61% increase in interest expense.

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

As Table 1 indicates, the net interest spread declined 27 basis points to 3.02% in the first quarter of 2006 from 3.29% in the first quarter of 2005. The net interest margin was 3.44% in the first quarter of 2006, a decline of 13 basis points from 3.57% in the first quarter of 2005. The declines in spread and margin were driven by higher funding costs, the result of continued increases in short-term interest rates and deposit attraction strategies.

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

Changes due to volume - In the first quarter of 2006, net interest income (FTE) increased due to average volume by $3.8 million when compared to the same period in 2005. This increase was comprised of a $6.2 million increase in interest income that was partially offset by a $2.4 million increase in interest expense.

The first quarter of 2006 increase in interest income of $6.2 million was primarily due to a $447 million or 14% increase in average loans. Average commercial real estate and commercial loans increased a combined $404 million, driven mostly by the Branch Expansion. Average residential real estate loans increased $50 million. Average consumer loan balances declined $7 million compared to the prior year.

The first quarter of 2006 increase in average loans was largely funded by a $376 million or 12% increase in average bank-issued deposits. The increase in average bank-issued deposits was attributable to the Company’s Deposit Growth and Branch Expansion initiatives.

Changes due to rate – During the first quarter of 2006, net interest income (FTE) declined due to average rates by $1.8 million when compared with the first quarter of 2005. This was comprised of a $10.5 million increase in interest income that was more than offset by a $12.3 million increase in interest expense. Both loan yields and funding costs were affected by eight 25 basis point increases in the federal funds (Fed Funds) rate that occurred since March 31, 2005. The yield on average earning assets increased 88 basis points to 6.58% during the first quarter of 2006, compared to 5.70% in the same period last year. This was primarily attributable to the 112 basis point increase in average loan yields due to increasing loan volumes in the rising rate environment. During this same period of time, the rate paid on average interest bearing liabilities increased 115 basis points. All categories of liabilities experienced increased rates driven by increases in short-term rates. Interest-bearing demand and savings accounts, which saw the largest increase, were also affected by promotional deposit pricing strategies that were part of the Deposit Growth initiative.

The deposit attraction strategies included higher initial rates on deposits in checking accounts, especially in newer markets. While this strategy did initially bring in balances, as rates rose these customers migrated to high rate products once the high initial rates expired. Partially as a result of this deposit strategy, the Company’s balance sheet had become more rate-sensitive than expected, and as a result of the rising short-term rate environment, the costs of funds rose faster than the assets repriced. This was mitigated during March 2006, through the sale of $40 million of longer dated bonds and the execution of $100 million of longer-dated wholesale funding. This strategy is being phased out, and a more market-oriented, spread-based deposit sales strategy is being emphasized.

Like most financial institutions, AMCORE has an exposure to changes in both short-term and long-term interest rates. The Company expects a more stable margin for the remainder of this year, based on improved discipline in its deposit pricing strategy and the mitigation of the repricing mismatch, as discussed above. Among those factors that could cause margin and spread not to perform as anticipated by the Company include: greater and more frequent than anticipated changes in interest rates, including the impact of basis risk between various interest rate indices, changes in the shape of the yield curve, the effect of prepayments or renegotiated rates, increased price competition on both deposits and loans, promotional pricing on deposits, changes in the mix of earning assets and the mix of liabilities, including greater than anticipated use of wholesale sources to fund the Branch Expansion, and greater than expected loan delinquencies resulting in non-accrual status. Over a one-year horizon, AMCORE expects that its interest-rate risk will be greater during a period of rising interest rates than it will be during a period of declining interest rates.

Provision for Loan Losses

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

The first quarter of 2006 Provision was $2.0 million, a decrease of $500,000 from $2.5 million in the first quarter of 2005. The decline was primarily attributable to lower net charge-offs and lower non-performing loans. Net charge-offs were $2.0 million or 22 basis points of average loans in the first quarter of 2006, compared to $2.5 million or 31 basis points of average loans in the first quarter of 2005.

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

Overview – For the first quarter of 2006, non-interest income totaled $15.7 million, an increase of $364,000 or 2% from $15.3 million in the first quarter of 2005. Increases in service charges on deposits, net security gains, bankcard fee income and brokerage commission were partly offset by lower other non-interest income and investment management and trust income.

Investment management and trust income - Investment Management and Trust income includes trust services, investment management, estate administration, financial planning, and employee benefit plan administration and recordkeeping services. Investment Management and Trust income totaled $3.7 million in the first quarter of 2006, a decrease of $296,000 or 7% from $4.0 million in the first quarter of 2005. The decline was primarily attributable to lower mutual fund services and estate administration income.

At March 31, 2006, total assets under administration totaled $2.7 billion compared to $2.6 billion at December 31, 2005 and $4.4 billion at March 31, 2005. The decline from March 31, 2005 reflects the combined impact of the Federated and West Banc transactions.

Service charges on deposits - Service charges on deposits, currently the Company’s largest source of non-interest income, totaled $5.6 million in the first quarter of 2006, a $387,000 or 7% increase over $5.2 million in the first quarter of 2005. Service charges on personal deposit accounts was the primary driver of the increase and was affected by a 12% increase in average bank-issued deposits resulting from the Deposit Growth initiative.

Mortgage banking income - Mortgage banking income includes fees generated from the underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans, net of origination costs, servicing rights amortization and impairment.

For the first quarter of 2006, mortgage banking income was $1.2 million, a decline of $83,000 from $1.3 million in the first quarter of 2005. Total closings were $80 million in the first quarter of 2006 compared to $85 million in the same period a year ago. New purchase mortgage closings were $49 million or 61% of total closings in the first quarter of 2006, compared to $45 million or 53% of total closings in the first quarter of 2005.

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

As of March 31, 2006, the carrying value of AMCORE’s capitalized mortgage servicing rights was $13.5 million, with no impairment valuation allowance. This compares to $13.3 at December 31, 2005 and $12.8 million at March 31, 2005, with no impairment valuation allowance. The unpaid principal balance of mortgage loans serviced for others was $1.5 billion as of March 31, 2006. This compares to $1.4 billion as of December 31, 2005 and $1.3 billion at March 31, 2005. The net carrying value of the Company’s capitalized mortgage servicing rights, as a percentage of the unpaid principal balance of mortgage loans serviced for others, was 0.91%, 0.97% and 0.98% as of March 31, 2006, December 31, 2005 and March 31, 2005, respectively.

COLI income – COLI income totaled $929,000 in the first quarter of 2006, a $21,000 or 2% increase from $908,000 in the first quarter of 2005. AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. As of March 31, 2006, the CSV of COLI was $133 million, compared to $132 million at December 31, 2005 and $128 million at March 31, 2005.

Other non-interest income – For the first quarter of 2006, brokerage commission income, bankcard fee income, gain on sale of loans, net security gains and other non-interest income totaled $4.3 million, a $335,000 or 8% increase from the first quarter of 2005. This included a $276,000 increase in net security gains, a $232,000 increase in bankcard fee income and a $371,000 decrease in other non-interest income. A larger cardholder base, a benefit of both the Branch Expansion and Deposit Growth initiatives, greater card utilization and an expanded ATM network contributed to the increase in bankcard fee income. First quarter of 2005 other non-interest income included a $280,000 gain from the merger of an ATM network in which the Bank held an interest.

Operating Expenses

Overview – In the first quarter of 2006, total operating expense was $40.4 million, an increase of $5.6 million or 16%, from $34.8 million in the first quarter of 2005. The increase was primarily due to a $3.9 million increase in personnel costs, a $730,000 increase in professional fees and an $822,000 increase in other operating expense.

The efficiency ratio was 70.70% in the first quarter of 2006, compared to 63.70% in the first quarter of 2005. The efficiency ratio is calculated by dividing total operating expenses by revenues. Revenues are the sum of net interest income and non-interest income.

Personnel expense - Personnel expense includes compensation expense and employee benefits and is the largest component of operating expenses, totaling a combined $25.1 million in the first quarter of 2006, and $21.1 million in the first quarter of 2005, an increase of $3.9 million or 19% in the first quarter of 2006 compared to the prior year quarter. Direct personnel costs attributable to the Branch Expansion increased $1.5 million in the first quarter of 2006 over the same period a year ago. In addition, staffing increases in corporate support areas have been made as a result of the Branch Expansion. Stock based compensation expense increased $753,000 in the first quarter of 2006 compared to the same period a year ago due to the adoption of SFAS 123R.

Professional fees – Professional fees include legal, consulting, auditing and external portfolio management fees and totaled $1.7 million in the first quarter of 2006 compared to $975,000 in the same period a year ago. The increase of $730,000 was primarily attributable to external portfolio management expenses and increased costs for external assistance with regulatory compliance matters. Subsequent to its sale, IMG continues to provide certain portfolio management services for the Bank for a limited time. These services were also provided prior to the sale as a component of personnel expense. IMG results for prior periods have been re-categorized as discontinued operations. While the expenses related to IMG portfolio management services should be stable or slightly declining from this point forward, the costs of outside assistance for compliance matters will continue and likely increase over the remainder of the year.

Other operating expenses - Other operating expenses includes net occupancy expense, equipment expense, data processing expense, communication expense, advertising and business development expenses and other costs, and were a combined $13.6 million in the first quarter of 2006, compared to $12.7 million in 2005, an increase of $938,000 or 7%. The increase in 2006 was primarily due to higher courier and telephone expenses due to Branch Expansion, ATM-related and loan processing expenses due to increases volumes and recruiting expenses due to increased levels of hiring. These increased expenses were partly offset by gains on the sale of other real estate owned during the first quarter of 2006 and lower depreciation and software costs related to the Company’s core data-processing equipment and systems.

Income Taxes

Income tax expense totaled $4.3 million in the first quarter of 2006, compared to $5.2 million in the first quarter of 2005. The decrease in income tax expense was mainly due to lower income before taxes. The effective tax rates were 29.0% and 30.0% in the first quarters of 2006 and 2005, respectively. Effective tax rates are lower than the statutory tax rates due primarily to investments in tax-exempt municipal bonds and increases in CSV and death benefits on COLI that are not taxable.

Discontinued Operations

As a result of the Federated and West Banc transactions (see Increasing Investment Management and Trust Income discussion), the Company has reclassified the results of IMG for the current and prior periods to discontinued operations.

For the first quarter of 2006, net loss from discontinued operations was $69,000, compared to a net loss of $78,000 in the first quarter of 2005. The net loss in the first quarter of 2006 includes additional expenses related to the sale of IMG, whereas the net loss in the first quarter of 2005 was from operations.

EARNINGS REVIEW BY BUSINESS SEGMENT

AMCORE’s internal reporting and planning process focuses on four primary lines of business (Segment(s)): Commercial Banking, Retail Banking, Investment Management and Trust, and Mortgage Banking. Note 11 of the Notes to Consolidated Financial Statements presents a condensed income statement and total assets for each Segment.

The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray each Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an allocation of shared support function expenses. The Commercial, Retail and Mortgage Banking Segments also include funds transfer adjustments to appropriately reflect the cost of funds on loans made and funding credits on deposits generated. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements included in the Form 10-K Annual Report for the year ended December 31, 2005.

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

Overview - Commercial represented 79% and 77% of total Segment earnings in the first quarter of 2006 and the first quarter of 2005, respectively. Commercial Segment total assets were $3.0 billion at March 31, 2006 and represented 56% of total consolidated assets. This compares to $2.6 billion and 52% at March 31, 2005.

Commercial earnings for the first quarter of 2006 were $7.9 million, an increase of $399,000 or 5% from the first quarter of 2005. The increase was primarily due to a $2.4 million increase in net interest income and a $701,000 decrease in Provision that were partially offset by an $2.4 million increase in non-interest expense.

The increase in net interest income was driven by higher average commercial real estate and commercial loan volumes, due in large part to the Branch Expansion, and by increased yields on both commercial real estate and commercial loans, net of higher interest expense adjusted for net cost of fund allocations. The increase in interest expense, as adjusted for net cost of funds allocations, was primarily due to the increased funding needs associated with the loan growth combined with rising interest rates. The decline in Provision was primarily attributable to lower net charge-offs and lower non-performing loans. The increase in non-interest expense was primarily due to higher personnel, loan processing and facilities expense, driven by Branch Expansion. Higher personnel costs also included stock-based compensation expense. Income taxes were increased $255,000 due to higher earnings before tax.

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

Overview - Retail represented 21% and 18% of total Segment earnings in the first quarter of 2006 and the first quarter of 2005, respectively. Retail Segment total assets were $647 million at March 31, 2006 and represented 12% of total consolidated assets. This compares to $648 million and 13% at March 31, 2005.

Retail earnings for the first quarter of 2006 were $2.1 million, an increase of $303,000 or 17% from the first quarter of 2005. The increase was due to a $1.9 million increase in net interest income and a $664,000 increase in non-interest income that were partially offset by a $2.0 million increase in operating expenses.

The increase in net interest income was due to increased funding credits on deposits generated due to Deposit Growth and increased interest income. These were partially offset by higher interest expense due to increasing short-term interest rates and the promotional deposit pricing strategy, and by a decline in average consumer loan balances. The increase in non-interest income was mainly due to higher service charges on deposits that were attributable to higher deposit balances resulting from the Deposit Growth initiative. Higher personnel costs also included stock-based compensation expense. The increase in non-interest expense was largely due to higher personnel and loan processing expense, including increased allocations for support functions, all as a result of Branch Expansion. Income taxes increased $194,000 due to higher earnings before taxes.

Investment Management and Trust

The Investment Management and Trust Segment (IMT) provides trust services, investment management, estate administration, financial planning, and employee benefit plan administration and recordkeeping services.

Overview - IMT represented less than 1% and 4% of total Segment earnings in the first quarter or 2006 and the first quarter of 2005, respectively. IMT Segment total assets were $13 million at March 31, 2006 and represented less than 1% of total consolidated assets. At March 31, 2005, IMT total assets were $17 million, also less than 1% of total consolidated assets.

IMT reported income from continuing operations of $50,000 in the first quarter of 2006, a $379,000 decline from the first quarter of 2005 earnings from continuing operations of $429,000. The decline was primarily attributable to higher non-interest expense and lower non-interest income.

The loss from discontinued operations in the first quarter of 2006 of $69,000 included additional expense incurred during the quarter related to the sale of IMG.

The decline in net income from continuing operations was primarily due to a $494,000 increase in non-interest expense and a $216,000 decline in non-interest income. The decline in non-interest income was primarily attributable to lower mutual fund services and estate administration income. The increase in non-interest expenses was due to higher personnel costs and professional fees. Higher personnel costs included stock-based compensation expense. Part of the IMG sale transaction included an agreement for IMG to continue to provide certain portfolio management services for the Bank for a limited time. While these services mirror much of the services rendered prior to the sale, the prior year expenses were a component of personnel expense for IMG that have been re-categorized as discontinued operations. The current period expenses appear as professional fees in continuing operations. Income taxes declined due to lower earnings on continuing operations before taxes.

Mortgage Banking

The Mortgage Banking Segment (Mortgage) provides a variety of mortgage lending products to meet its customers’ needs. It sells most of the long-term, fixed-rate loans which it originates to the secondary market and continues to service most of the loans sold.

Overview - Mortgage represented less than 1% of total Segment earnings in each of the first quarters of 2006 and 2005. Mortgage Segment total assets were $286 million at March 31, 2006 and represented 5% of total consolidated assets. This compares to $250 million and 5% at March 31, 2005.

Mortgage results for the first quarter of 2006 reflected a loss of $43,000, a decrease of $135,000 from the first quarter of 2005. The decrease was due to a $299,000 decline in net interest income and a $107,000 decline in non-interest income, which were partially offset by a $225,000 decrease in non-interest expense.

The decline in net interest income was primarily due to increased net cost of funds allocations, the result of increasing short-term interest rates. The increased cost of funds allocations more than offset the increases in interest income, which resulted from increased real estate loan volumes and higher yields. The decline in non-interest income was primarily due to lower gains on the sales of mortgage loans into the secondary market during a period of rising interest rates. The decline in non-interest expense was primarily due to gains on the sale of other real estate owned partially offset by higher personnel costs, the result of Branch Expansion. Higher personnel costs included stock-based compensation expense. Income taxes were lower due to lower earnings before tax.

BALANCE SHEET REVIEW

Total assets were $5.4 billion at March 31, 2006, an increase of $6 million from December 31, 2005. Total liabilities increased $4 million over the same period and stockholders’ equity increased $2 million. The following discusses changes in the major components of the Consolidated Balance Sheet since December 31, 2005.

Cash and Cash Equivalents - Cash and cash equivalents decreased $23 million from December 31, 2005 to March 31, 2006, as the cash used for operating activities of $773,000 plus the cash used for investing activities of $31 million exceeded the cash provided by financing activities of $8 million.

Securities Available for Sale - Total securities available for sale as of March 31, 2006 were $1.1 billion, a decline of $52 million or 4% from December 31, 2005. At March 31, 2006 and December 31, 2005, the total securities available for sale portfolio comprised 22% and 23% respectively, of total earning assets, including COLI. The decrease in securities available for sale was primarily attributable to lower U. S. Government sponsored enterprises balances and the resale of a $15 million block of the Company’s own issuance of a Trust Preferred security that it had repurchased a few years ago. As a result of the sale the Company realized an improvement in its regulatory capital, paid down short-tem wholesale borrowings and reduced the level of required capital. Among the factors affecting the decision to purchase or sell securities are the current assessment of economic and financial conditions, including the interest rate environment, the liquidity needs of the Company, and its pledging obligations. By not reinvesting cash flows from maturities and prepayments of investment securities, the Company expects to gradually migrate its balance sheet to a lower proportion of investment securities.

Mortgage and asset backed securities as of March 31, 2006 totaled $852 million and represented 75% of total available for sale securities. The distribution of mortgage and asset backed securities includes $373 million of U.S. government-sponsored enterprise (GSE) mortgage-backed pass through securities, $454 million of GSE collateralized mortgage obligations and $25 million of private issue collateral mortgage obligations, $15 million of which are rated Aaa and $10 million of which are rated B2.

The $1.1 billion of total securities available for sale includes gross unrealized gains of $2 million and gross unrealized losses of $32 million. Unrealized gains and unrealized losses is the difference between a security’s fair value and carrying value. The fair value of a security is generally impacted by two factors, market risk and credit risk. Market risk is the exposure of the security to changes in interest rate. There is an inverse relationship to changes in the fair value of the security with changes in interest rates, meaning that when rates increase the value of the security will decrease. Conversely, when rates decline the value of the security will increase. Credit risk arises from the extension of credit to a counter-party, for example a purchase of corporate debt in security form, and the possibility that the counter-party may not meet its contractual obligations. The Company’s policy is to primarily invest in securities with low credit risk, such as U.S. Treasuries, U.S. government agencies (such as the Government National Mortgage Association or “GNMA”), government-sponsored enterprises (“GSE’s” such as the Federal Home Loan Mortgage Corporation or “FHLMC”), state and political obligations, and mortgage-backed securities. Unlike agency debt, GSE debt is not secured by the full faith and credit of the United States.

The combined effect of the Company’s gross unrealized gains and gross unrealized losses, net of tax, is included as accumulated other comprehensive income (OCI) in stockholders’ equity, as none of the securities with gross unrealized losses are considered other than temporarily impaired. If it is determined that an investment is impaired and the impairment is other-than-temporary, an impairment loss is reclassified from OCI as a charge to earnings and a new carrying basis for the investment is established. As of March 31, 2006, none of the securities are considered to be other than temporarily impaired.

For comparative purposes, at December 31, 2005, gross unrealized gains of $3 million and gross unrealized losses of $24 million were included in the securities available for sale portfolio. For further analysis of the securities available for sale portfolio, see Note 2 of the Notes to Consolidated Financial Statements.

Loans Held for Sale - At March 31, 2006, mortgage origination fundings awaiting delivery to the secondary market were $31 million, compared to $24 million at December 31, 2005. Residential mortgage loans are originated by the Mortgage Segment, of which non-conforming adjustable rate, fixed-rate and balloon residential mortgages are normally retained. The conforming adjustable rate, fixed-rate and balloon residential mortgage loans are typically sold in the secondary market to eliminate interest rate risk, as well as to generate gains on the sale of these loans and servicing income. All loans held for sale are recorded at the lower of cost or market value.

Loans - Loans represent the largest component of AMCORE’s earning asset base. At March 31, 2006, total loans were $3.8 billion, an increase of $53 million or 6% on an annualized basis from December 31, 2005, and represented 74% of total earning assets including COLI. The increase in loans was attributable to total commercial real estate loans, including real estate construction loans, in the amount of $47 million. Commercial, financial and agricultural loans increased $3 million while residential real estate loans and installment and consumer loans increased a combined $3 million.

Goodwill – Total goodwill at March 31, 2006 was $6.1 million, unchanged from December 31, 2005.

Deposits - Total deposits at March 31, 2006 were $4.2 billion, an increase of $27 million or 3% on an annualized basis when compared to December 31, 2005 due to an increase of $60 million in wholesale balances partly offset by a decline of $33 million in bank-issued deposits. The decline in bank-issued deposits was due to seasonal factors. Non-interest bearing deposits declined $45 million and were partly offset by an increase of $21 million in time deposits. Bank-issued deposits represent 84% and 85% of total deposits at March 31, 2006 and December 31, 2005, respectively.

Borrowings - Borrowings totaled $744 million at March 31, 2006 and were comprised of $375 million of short-term and $270 million of long-term borrowings. Comparable amounts at December 31, 2005 were $489 million and $170 million. While this represented a combined decrease in borrowings of only $15 million, it reflected a strategic repositioning of funding, as $100 million of the $115 million decline in short-term borrowings was replaced with long-term borrowings. Coupled with sale of the longer-maturity investment securities discussed above, this allowed the Company to mitigate a funding mismatch and reduce its interest rate risk sensitivity. See Notes 6 and 7 of the Notes to Consolidated Financial Statements.

AMCORE has $40 million of Trust Preferred securities outstanding through AMCORE Capital Trust I (Capital Trust). In the first quarter of 2006, $15 million, previously held by the Bank and disallowed as Tier 1 Capital, were sold. Following the sale, the entire $40 million qualifies as Tier 1 capital for regulatory purposes. These securities pay cumulative cash distributions semiannually at an annual rate of 9.35% and are redeemable from March 25, 2007 until March 25, 2017, at a declining premium of 104.675% to 100.0% of the principal amount. After March 25, 2017, they are redeemable at par until June 15, 2027, when redemption is mandatory.

The parent company had a commercial paper placement agreement and a line of credit with an unrelated financial institution that provided for the issuance of non-rated short-term unsecured debt obligations at negotiated rates and terms. The agreement expired on March 1, 2006 and was not renewed.

Stockholders’ Equity - Total stockholders’ equity at March 31, 2006 was $401 million, an increase of $2 million or 1% from December 31, 2005. The increase in stockholders’ equity was primarily due to a $6 million increase in retained earnings and $2 million increase in paid-in-capital partly offset by a $5 million decline in OCI. The decline in OCI relates to increases in net unrealized losses on the investment securities available for sale portfolio.

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

Auto loan sales - Structured as sales pursuant to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” Auto Loan Sales are a component of the Company’s liquidity and credit concentration risk management strategy. The Auto Loan Sales are also helpful as a capital management tool.

In the Auto Loan Sales, indirect automobile loan receivables are transferred to a multi-seller variable-interest entity (VIE). Since the Company is not the primary beneficiary of the VIE, consolidation is not required under the terms of Financial Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities.” As a result, the net carrying amount of the loans is removed from the consolidated balance sheet and certain retained residual interests are recorded. The Company's retained interests are subordinate to the interests of investors in the VIE and are subject to prepayment risk, interest-rate risk and credit risk on the transferred auto loans. The Company’s risk of loss attributable to credit and prepayment is limited to its interest in the Interest Only Strip. Neither the investors nor the securitization trust have any further recourse to the Company’s other assets. Interest rate risk could exceed the Company’s interest in the Excess Spread, but such a possibility is not considered probable as of March 31, 2006. The Company also retains the rights to service the loans that are sold.

As of March 31, 2006, the balance of automobile loans serviced and not included on the Company’s Consolidated Balance Sheet was $94 million, compared to $111 million at December 31, 2005. The carrying value of retained interests was $6 million at March 31, 2006 and $7 million at December 31, 2005. The $6 million is net of a $173,000 temporary impairment valuation allowance charged to OCI. See Note 5 of the Notes to Consolidated Financial Statements.

Mortgage loan sales - The Company originates mortgage loans that it sells to the secondary market. The Company typically retains the right to service the loans that are sold. As of March 31, 2006, the unpaid principal balance of mortgage loans serviced for others was $1.5 billion, compared to $1.4 billion at December 31, 2005. These loans are not recorded on the Company’s Consolidated Balance Sheets. In accordance with SFAS No. 140, the Company had recorded $14 million and $13 million, as of March 31, 2006 and December 31, 2005, respectively, of capitalized mortgage servicing rights, net of impairment valuation allowances of zero for both periods. See Note 4 of the Notes to Consolidated Financial Statements.

Derivatives - The Company uses derivative contracts to help manage its exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives used most often are interest rate swaps, and on occasion caps, collars and floors (collectively “Interest Rate Derivatives”), mortgage loan commitments and forward contracts. Interest Rate Derivatives are contracts with a third-party (the “Counter-party”) to exchange interest payment streams based upon an assumed principal amount (the “Notional Principal Amount”). The Notional Principal Amount is not advanced to/from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams and is not recorded on the Consolidated Balance Sheets. AMCORE does not have any derivatives that are held or issued for trading purposes. AMCORE does not have credit risk exposure to the Counter-parties. All Counter-parties, or their parent company, have investment grade credit ratings and are expected to meet any outstanding interest payment obligations.

The total notional amount of swap contracts outstanding was $172 million and $240 million as of March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006, swap contracts had a net negative carrying and fair value of $1.6 million, compared to a net negative carrying and fair value of $4.1 million at December 31, 2005. The total notional amount of forward contracts outstanding for mortgage loans to be sold in the secondary market was $53 million and $39 million as of March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006, the forward contracts had a net negative carrying and fair value of $196,000, compared to $332,000 at December 31, 2005. For further discussion of derivative contracts, see Notes 8 of the Notes to Consolidated Financial Statements.

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

At March 31, 2006 and December 31, 2005, liabilities in the amount of $300,000 and $183,000, respectively, representing the value of the guarantee obligations associated with certain of the financial and standby letters of credit, had been recorded in accordance with FIN 45. These amounts are expected to be amortized into income over the lives of the commitments. The contractual amount of all letters of credit, including those exempted from the scope of FIN 45, was $208 million and $204 million at March 31, 2006 and December 31, 2005, respectively. See Note 9 of the Notes to Consolidated Financial Statements.

The carrying value of mortgage loan commitments recorded as an asset totaled $184,000 and $150,000 at March 31, 2006 and December 31, 2005, respectively. These amounts represent the fair value of those commitments marked-to-market in accordance with SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities” and in accordance with Staff Accounting Bulletin No. 105. The total notional amount of mortgage loan commitments was $33 million at March 31, 2006 and $22 million at December 31, 2005. See Note 8 of the Notes to Consolidated Financial Statements.

At March 31, 2006 and December 31, 2005, the Company had extended $938 million and $955 million, respectively, in loan commitments other than the mortgage loan commitments and letters of credit described above. This amount represented the notional amount of the commitment. A contingent liability of $884,000 has been recorded for probable losses on unfunded commitments outstanding at March 31, 2006 compared to $732,000 at December 31, 2005. Prior to the third quarter of 2005, this liability was included as part of the Company’s Allowance.

Equity investments - The Company has a number of non-marketable equity investments that have not been consolidated in its financial statements but rather are recorded either the cost or equity method of accounting. At March 31, 2006 and December 31, 2005, these investments included $5 million in private equity fund investments that were reported under either the cost or equity method, depending on the percentage of ownership. Not included in the carrying amount were commitments to fund an additional $575,000 and $700,000, respectively, at some future date. At March 31, 2006, the Company also has recorded investments of $4 million, $21 million, and $99,000 respectively, in stock of the Federal Reserve Bank, the Federal Home Loan Bank (FHLB) and the Federal Agricultural Mortgage Corporation. At December 31, 2005, these amounts were $4 million, $21 million and $112,000, respectively. These investments are recorded at amortized historical cost or fair value, as applicable, with income recorded when dividends are declared.

Other investments, comprised of various affordable housing tax credit projects (AHTCP) and other Community Reinvestment Act investments, totaled approximately $295,000 and $332,000 at March 31, 2006 and December 31, 2005, respectively. Losses are limited to the remaining investment and there are no additional funding commitments on the AHTCPs by the Company. Those investments without guaranteed yields were reported on the equity method, while those with guaranteed yields were reported using the effective yield method. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus additional commitments, if any.

Other investments - The Company also holds $1 million in a common security investment in the Capital Trust, to which the Company has $41 million in long-term debt outstanding. The Capital Trust, in addition to the $1 million in common securities issued to the Company, has $40 million in preferred securities outstanding. The $40 million in preferred securities were issued to non-affiliated investors in 1997 and are redeemable beginning in 2007. The $15 million in preferred securities previously acquired by the Bank were sold in the first quarter of 2006. In its Consolidated Balance Sheets, the Company reflects its $1 million common security investment on the equity method and reports the entire $41 million as outstanding long-term debt. For regulatory purposes, however, the $40 million in preferred securities qualifies as Tier 1 capital.

Fiduciary and agency - The Company’s subsidiaries also hold assets in a fiduciary or agency capacity that are not included in the Consolidated Financial Statements because they are not assets of the Company. Total assets administered by the Company at March 31, 2006 and December 31, 2005 were $2.7 billion and $2.6 billion, respectively.

Contractual Obligations

In the ordinary course of its business, the Company enters into certain contractual arrangements. These obligations include issuance of debt to fund operations, property leases and derivative transactions. During the first quarter of 2006, the Company entered into three operating lease agreements. There are no residual value guarantees on these leases. Other than these transactions, there were no material changes in the Company’s contractual obligations since the end of 2005. Amounts as of December 31, 2005 are listed in the following table.

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Time Deposits	$1,740,115	$1,069,140	$501,382	$138,387	$31,206
Long-Term Debt (1)	168,862	—	100,441	432	67,809
Capital Lease Obligations (2)	2,795	169	346	345	1,935
Operating Leases	29,792	2,398	4,996	3,809	18,589
Service Contracts (3)	2,388	597	1,194	597	—

Total	$1,943,772	$1,072,304	$608,359	$143,570	$119,539

(1)	Excludes Capital Lease Obligations.
(2)	Includes related interest.
(3)	Minimum payments on Bank investment portfolio management contract.

ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

AMCORE’s credit risk is centered in its loan portfolio, which on March 31, 2006 totaled $3.8 billion, or 74% of earning assets including COLI. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer’s failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration.

The Company is also exposed to credit risk with respect to its $133 million investment in COLI. AMCORE manages this risk by diversifying its holdings among various carriers and by periodic internal credit reviews. All carriers have “Secure” ratings from A. M. Best that range from a low of “A” (Excellent) to “A++” (Superior).

Allowance for Loan Losses – The Allowance is a significant estimate that is regularly reviewed by management to determine whether or not the amount is considered adequate to absorb probable losses. If not, an additional Provision is made to increase the Allowance. Conversely, this review could result in a decrease in the Allowance. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan groups or pools that are based on historical loss experience, as adjusted for loss estimates that are based up on the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect the borrower’s ability to repay, and current economic and industry conditions.

The determination by management of the appropriate level of the Allowance amounted to $40.7 million at March 31, 2006, compared to $40.8 million at December 31, 2005, a decrease of $23,000. Decreases of $1.7 million in specific loss estimates on certain individually reviewed loans were essentially offset by increases of $626,000 for statistical loss estimates on loan groups or pools based upon historical loss experience and $1.1 million for other loss estimates. Other loss estimates are based upon the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect the borrower’s ability to repay or the Company’s ability to collect, and current economic and industry conditions. The increase in other loss estimates was primarily attributable to increased loss estimates associated with lender turnover in the newer markets.

As of March 31, 2006, the Allowance as a percent of total loans and of non-accrual loans was 1.08% and 181%, respectively. These compare to the same ratios at December 31, 2005 of 1.10% and 188%. Net charge-offs were $2.0 million in the first quarter of 2006, a decrease of $468,000 from $2.5 million in the first quarter of 2005. This was 0.22% of average loans in the first quarter of 2006 versus 0.31% in the first quarter of 2005. Declines in net charge-offs of $239,000, $196,000 and $33,000 occurred in consumer/installment loans, commercial loans and residential real estate loans, respectively. Improvements in overall credit quality and the improving economy led to the declines in net charge-offs as a percentage of average loans.

Non-performing Assets - Non-performing assets consist of non-accrual loans, loans 90 days past due and still accruing, foreclosed real estate and other repossessed assets. Non-performing assets totaled $26.2 million as of March 31, 2006, a decline of $4.8 million or 16% from $31.0 million at December 31, 2005. The $4.8 million decrease consisted of a $5.3 million decrease in loans 90 days past due and still accruing, and a $265,000 decrease in total foreclosed assets. Partially offsetting these declines was a $790,000 increase in non-accrual loans. Total non-performing assets represented 0.49% and 0.58% of total assets at March 31, 2006 and December 31, 2005, respectively.

In addition to the amount of non-accruing and delinquent loans over 90 days past due, management is aware that other possible credit problems of borrowers may exist. Credits are considered substandard assets due to either less than satisfactory performance history, lack of borrower's sound worth or paying capacity, or inadequate collateral. Loans classified as substandard are monitored accordingly. As of March 31, 2006 and December 31, 2005, there were $1.5 million and $1.1 million, respectively, in this risk category that were 60 to 89 days delinquent and $1.7 million and $3.7 million, respectively, that were 30 to 59 days past due. In addition, as of March 31, 2006 and December 31, 2005, respectively, there were $10.9 million and $12.4 million of loans that were current, but had specific loss allocations of $1.2 million and $2.3 million, respectively.

Concentration of Credit Risks

As previously discussed, AMCORE strives to maintain a diverse loan portfolio in an effort to minimize the effect of credit risk. Summarized below are the characteristics of classifications that exceed 10% of total loans.

Commercial, financial, and agricultural loans were $822 million at March 31, 2006, and comprised 22% of gross loans, of which 0.77% were non-performing. Annualized net charge-offs of commercial loans represented 0.45% during the first quarter of 2006, and 0.63% during the first quarter of 2005, of the ending balance of the category. There were no loan concentrations within this category in excess of 10% of total loans.

Construction and commercial real estate loans were $2.2 billion at March 31, 2006, comprising 58% of gross loans, of which 0.61% were classified as non-performing. Annualized net charge-offs of this category of loans represent 0.09% during the first quarter of 2006, and 0.14% during the first quarter of 2005, of the ending balance of the category. This category included $530 million of loans to nonresidential building operators, which was 14% of total loans. There were no other loan concentrations within this category that exceeded of 10% of total loans.

Residential real estate loans, which includes home equity and permanent residential financing, totaled $461 million at March 31, 2006, and represent 12% of gross loans, of which 1.14% were non-performing. Annualized net charge-offs of residential real estate loans represent 0.08% in the first quarter of 2006 and 0.0% of the first quarter of 2005 of the ending balance of the category. There were no loan concentrations within this category in excess of 10% of total loans.

Installment and consumer loans were $313 million at March 31, 2006, and comprised 8% of gross loans, of which 0.24% were non-performing. Annualized net charge-offs of consumer loans represented 0.66% and 0.95% of the ending balance for the first quarter of 2006 and the first quarter of 2005, respectively. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $250 million at March 31, 2006. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of consumer credit.

Contained within the concentrations described above, the Company has $1.2 billion of interest only loans, of which $818 million are included in the construction and commercial real estate loan category and $412 million are included in the commercial, financial, and agricultural loan category. In general, these loans are well-secured with an average maturity of less than two years. The Company does not have concentrations of negative amortization loans, high loan-to-value loans, option adjustable-rate mortgage loans or loans that initially have below market rates that significantly increase after the initial period in excess of 10% of total loans.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity Management

Overview - Liquidity management is the process by which the Company, through its Asset and Liability Committee (ALCO) and treasury function, ensures that adequate liquid funds are available to meet its financial commitments on a timely basis, at a reasonable cost and within acceptable risk tolerances.

Liquidity is derived primarily from bank-issued deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources include brokered CDs, Fed Funds purchased lines, Federal Reserve Bank discount window advances, FHLB advances, repurchase agreements, the sale or securitization of loans, balances maintained at correspondent banks, and access to other capital markets. Bank-issued deposits, which exclude wholesale deposits, are considered by management to be the primary, most stable and most cost-effective source of funding and liquidity. The Bank also has capacity, over time, to place additional brokered CD’s as a source of mid- to long-term funds.

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

Overall liquidity declined during the first quarter of 2006, as wholesale funding, which includes borrowings and brokered deposits, increased $45 million. Wholesale funding represented 25% and 24% of total assets as of March 31, 2006 and December 31, 2005, respectively. The Company remains confident of its ability to meet and manage its short and long-term liquidity needs.

Investment securities portfolio – Scheduled maturities of the Company’s investment securities portfolio and the prepayment of mortgage and asset backed securities represent a significant source of liquidity. Since December 31, 2005, proceeds from maturities and sales of investment securities not reinvested totaled $43 million. Approximately $30 million, or 3%, of the securities portfolio will contractually mature during the remainder of 2006. This does not include mortgage and asset backed securities since their payment streams may differ from contractual maturities because borrowers may have the right to prepay obligations, typically without penalty. It is expected that a significant portion of the proceeds from maturities will be re-deployed to higher spread loans, buying back its common shares and increasing dividends on its common stock, as the Company migrates to a lower proportion of investment securities on its balance sheet.

Loans - Funding of loans is the most significant liquidity need, representing 71% of total assets as of March 31, 2006. Since December 31, 2005, loans increased $53 million. Loans held for sale, which represents mortgage origination funding awaiting delivery to the secondary market, increased $7 million. The scheduled repayments and maturities of loans represent a substantial source of liquidity. Loan growth from same-store and Branch Expansion continue to be the greatest liquidity need of the Company.

Bank-issued deposits – Bank-issued deposits are the most cost-effective and reliable source of liquidity for the Company. During the first quarter of 2006, bank-issued deposits decreased $33 million. The decrease in bank-issued deposits was primarily due to a seasonal decline in non-interest bearing deposits.

Branch expansion - The Company’s Branch Expansion strategy poses the greatest challenge to short and long-term liquidity. The Branch Expansion has required, and will continue to require, other sources of liquidity to fund the expected loan growth net of expected deposit growth and the remaining $66 million authorized capital investment. Through March 31, 2006, Branch Expansion has required the funding of $1.5 billion in loans while generating $652 million in deposits.

Parent company – In addition to the overall liquidity needs of the consolidated Company, the parent company requires adequate liquidity to pay its expenses, repay debt when due and pay stockholder dividends. Liquidity is primarily provided to the parent through the Bank and other subsidiaries in the form of dividends. In the first quarter of 2006, dividends from subsidiaries amounted to $10 million, compared to $9 million in the first quarter of 2005.

Other sources of liquidity - As of March 31, 2006, other sources of readily available liquidity totaled $1.1 billion and included $211 million of Fed Funds lines, unused collateral sufficient to support $425 million in Federal Reserve Bank discount window advances, $370 million of unpledged debt investment securities, and $74 million of FHLB advances. These amounts totaled $1.1 billion at December 31, 2005. The Company also has capacity, over time, to place sufficient amounts of brokered CDs as a source of mid- to long-term liquidity. The Bank’s indirect auto portfolio, which at March 31, 2006 was $250 million, is a potential source of liquidity through additional Auto Loan Sales subject to eligibility criteria established by the securitization trust. The Bank also has a home equity portfolio of $218 million. Certain of these loans could also be packaged and securitized but the Bank has no current plans to do so.

Other uses of liquidity – At March 31, 2006, other potential uses of liquidity totaled $1.2 billion and included $938 million in commitments to extend credit, $33 million in residential mortgage commitments primarily for sale to the secondary market, and $208 million in letters of credit. At December 31, 2005, these amounts totaled $1.2 billion.

The Company entered into a stock redemption agreement (Redemption Agreement) on October 16, 1989, as amended June 30, 1993, pursuant to Section 303 of the Internal Revenue Code to pay death taxes and other related expenses of certain stockholders. Such redemptions may be subject to bank regulatory agency approvals or limited by debt covenant restrictions. During the second quarter of 2006, the Company redeemed 86,000 shares, at a cost of $2.6 million pursuant to the Redemption Agreement. At this level, regulatory approvals were not required and debt covenant limitations did not apply.

Capital Management

Total stockholders’ equity at March 31, 2006 was $401 million, an increase of $2 million or 1% from December 31, 2005. The increase in stockholders’ equity was due to a $6 million increase in retained earnings and a $2 million increase in paid-in capital partly offset by a $5 million decline in OCI. The decline in OCI relates to an increase in net unrealized losses on the investment securities available for sale portfolio.

AMCORE paid $5 million of cash dividends during the first quarter of 2006, which represent $0.185 per share, or a dividend payout ratio of 44%. This compares to $0.17 per share paid in the first quarter of 2005, which represented a payout ratio of 35%. The book value per share increased $0.08 per share to $16.14 at March 31, 2006, up from $16.06 at December 31, 2005.

In addition to the recently announced Repurchase Program and the Redemption Agreement, the Company does repurchase shares in open-market and private transactions in accordance with Exchange Act Rule 10b-18. These repurchases are used to replenish the Company’s treasury stock for re-issuances related to stock options and other employee benefit plans. Also repurchased are direct repurchases from participants related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. During the first quarter of 2006, the Company purchased 60,339 shares in open-market and private transactions at an average price of $30.23 per share.

AMCORE has outstanding $41 million of capital securities through the Capital Trust. Of the $41 million, $40 million qualifies as Tier 1 capital for regulatory capital purposes, which is the $41 million reduced by the $1 million of common equity securities owned by the Company. Pursuant to regulations recently adopted by the Federal Reserve Board, the capital securities are expected to continue to qualify as Tier 1 Capital.

As the following table indicates, AMCORE’s total risk-based capital, Tier 1 capital and leverage ratios all significantly exceed the regulatory minimums, as of March 31, 2006. The Bank, whose ratios are not presented below, is considered a “well-capitalized” institution based on regulatory guidelines.

	Actual		Minimum Capital Adequacy
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$493,310	11.29%	$349,504	8.00%

Tier 1 Capital (to Risk Weighted Assets)	$452,558	10.14%	$174,752	4.00%

Tier 1 Capital (to Average Assets)	$452,558	8.45%	$214,305	4.00%

Risk Weighted Assets	$4,368,805

Average Assets	$5,357,634

TABLE 1

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	For the Three Months ended March 31,
	2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$1,196,106	$13,643	4.56%	$1,231,746	$14,220	4.62%
Short-term investments	8,054	97	4.87%	4,871	31	2.58%
Loans held for sale	22,969	283	4.93%	21,074	233	4.43%

Commercial	811,689	15,183	7.59%	719,194	10,731	6.05%
Commercial real estate	2,160,772	38,915	7.30%	1,848,867	27,969	6.14%
Residential real estate	473,992	7,725	6.57%	424,095	6,143	5.83%
Consumer	312,801	5,240	6.79%	319,705	5,102	6.47%

Total loans (1) (3)	$3,759,254	$67,063	7.23%	$3,311,861	$49,945	6.11%

Total interest-earning assets	$4,986,383	$81,086	6.58%	$4,569,552	$64,429	5.70%
Allowance for loan losses	(42,710)			(42,072)
Non-interest-earning assets	396,763			416,449

Total assets	$5,340,436			$4,943,929

Liabilities and Stockholders' Equity:
Interest-bearing demand & savings deposits	$1,831,169	$11,912	2.64%	$1,563,000	$5,327	1.38%
Time deposits	1,200,419	10,724	3.62%	1,101,194	7,313	2.69%

Total Bank issued interest-bearing deposits	$3,031,588	$22,636	3.03%	$2,664,194	$12,640	1.92%
Wholesale deposits	660,102	7,206	4.43%	644,732	5,336	3.36%
Short-term borrowings	530,751	5,841	4.46%	553,176	3,526	2.59%
Long-term borrowings	175,999	2,881	6.64%	166,889	2,420	5.88%

Total interest-bearing liabilities	$4,398,440	$38,564	3.56%	$4,028,991	$23,922	2.41%
Non-interest bearing deposits	473,174			464,452
Other liabilities	68,629			62,899
Realized Stockholders' Equity	414,482			387,509
Other Comprehensive (Loss) Income	(14,289)			78

Total Liabilities & Stockholders' Equity	$5,340,436			$4,943,929

Net Interest Income (FTE)		$42,522			$40,507

Net Interest Spread (FTE)			3.02%			3.29%

Interest Rate Margin (FTE)			3.44%			3.57%

(1)

The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35%. FTE adjustments totaled $1.1 million in 2006 and $1.2 million in 2005.

(2)	The average balances of the securities are based on amortized historical cost.

(3)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $783,000 and $603,000 for 2006 and 2005, respectively.

TABLE 2

ANALYSIS OF QUARTER-TO-QUARTER CHANGES IN NET INTEREST INCOME

	For the Three Months ended March 31, 2006/2005
	Increase/(Decrease) Due to Change in		Total Net Increase (Decrease)
	Average Volume	Average Rate
	(in thousands)
Interest Income:
Investment securities	$(408)	$(169)	$(577)
Short-term investments	27	39	66
Loans held for sale	22	28	50

Commercial	1,498	2,954	4,452
Commercial real estate	5,140	5,806	10,946
Residential real estate	766	816	1,582
Consumer	(112)	250	138

Total loans	7,268	9,850	17,118

Total Interest-Earning Assets	$6,192	$10,465	$16,657

Interest Expense:
Interest-bearing demand and savings deposits	$1,046	$5,539	$6,585
Time deposits	706	2,705	3,411

Total Bank issued interest-bearing deposits	1,930	8,066	9,996
Wholesale deposits	130	1,740	1,870
Short-term borrowings	(149)	2,464	2,315
Long-term borrowings	137	324	461

Total Interest-Bearing Liabilities	$2,360	$12,282	$14,642

Net Interest Income (FTE)	$3,832	$(1,817)	$2,015

The above analysis shows the changes in interest income (tax equivalent "FTE") and interest expense attributable to volume and rate variances. The change in interest income (tax equivalent) due to both volume and rate have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Because of changes in the mix of the components of interest-earning assets and interest-bearing liabilities, the computations for each of the components do not equal the calculation for interest-earning assets as a total or interest-bearing liabilities as a total.

TABLE 3

ASSET QUALITY

The components of non-performing loans and foreclosed assets at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
Impaired loans:
Non-accrual loans
Commercial	$4,499	$4,483
Real estate	10,948	13,083
Other non-performing:
Non-accrual loans (1)	7,023	4,114
Loans 90 days or more past due and still accruing	3,198	8,533

Total non-performing loans	$25,668	$30,213

Foreclosed assets:
Real estate	341	621
Other	166	151

Total foreclosed assets	$507	$772

Total non-performing assets	$26,175	$30,985

Troubled debt restructurings	$13	$13

(1)	These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

An anaylsis of the allowance for loan losses for the periods ended March 31, 2006 and 2005 is presented below:

	For the Three Months Ended March 31,
	2006	2005
	($ in thousands)
Balance at beginning of period	$40,756	$40,945
Charge-Offs:
Commercial, financial and agricultural	1,001	1,422
Real estate - Commercial	715	675
Real estate - Residential	84	131
Installment and consumer	1,303	1,147
Direct leases	—	—

	3,103	3,375
Recoveries:
Commercial, financial and agricultural	84	315
Real estate - Commercial	60	108
Real estate - Residential	145	65
Installment and consumer	791	396
Direct leases	—	—

	1,080	884
Net Charge-Offs	2,023	2,491
Provision charged to expense	2,000	2,500

Balance at end of period	$40,733	$40,954

Ratio of net-charge-offs during the period to average loans outstanding during the period (1)	0.22%	0.31%

(1)	On an annualized basis.

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

While AMCORE manages other risks in its normal course of operations, such as credit and liquidity risk, it considers interest-rate risk to be its most significant market risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of AMCORE’s business activities and operations. In addition, since AMCORE does not hold a trading portfolio, it is not exposed to significant market risk from trading activities. During first quarter 2006, there were no material changes in AMCORE’s primary market risk exposures. Based upon current expectations, no material changes are anticipated in the future in the types of market risks facing AMCORE.

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

Based upon an immediate increase in interest rates of 100 basis points and no change in the slope of the yield curve, the potential decrease in net interest income for the twelve-month period beginning April 1, 2006 would be approximately $2.1 million or 1.18% of base forecasted net interest income. This analysis assumes no growth in assets or liabilities and replacement of maturing instruments with like-kind instruments. At the end of 2005, comparable assumptions would have resulted in a potential decrease in 2006 net interest income of $2.8 million or 1.64%. Thus, AMCORE’s earnings at risk for rising rates have decreased since the end of 2005.

Conversely, an immediate decrease in interest rates of 100 basis points and no change in the slope of the yield curve would result in a potential decrease in net interest income for the twelve-month period beginning April 1, 2006 of $1.5 million or 0.86% of base forecasted net interest income. At the end of 2005, a similar decrease in rates would have resulted in a potential decrease in net interest income of $1.4 million or 0.84%. AMCORE’s sensitivity to declining interest rates has increased slightly since the end of 2005. Factors that contribute to the continued negative sensitivity to declining interest rates include the negative convexity of the mortgage-backed products and the larger volume of floating rate commercial loans.

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

PART II - Other Information

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

ITEM 1A. Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2005 10-K for the fiscal year ended December 31, 2005.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table presents information relating to all Company repurchases of common stock during the first quarter of 2006:

Issuer Purchases of Equity Securities

Period	(a) Total # of Shares Purchased	(b) Average Price Paid per Share	(c) Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum # (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2006	34,644	$30.14	0	0
February 1 – 28, 2006	5,395	30.34	0	0
March 1 – 31, 2006	20,300	30.36	0	0

Total	60,339	$30.23	0	0

The Company’s Board of Directors authorized a share repurchase program on May 3, 2006. The repurchase program allows the repurchase of up to 3 million shares for a 12-month period and will be executed through open market or privately negotiated purchases. The Company regularly repurchases shares in open-market transactions in accordance with Exchange Act Rule 10b-18 through a limited group of brokers to replenish the Company’s treasury stock for re-issuances related to stock option exercises and other employee benefit plans. Included in the repurchased shares above are direct repurchases from participants, at their discounted price, related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. Also included are 10,405 shares tendered to effect stock option exercise transactions.

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

3.1	By-laws of AMCORE Financial, Inc., as amended February 11, 2004. (Incorporated by reference to Exhibit 3.2 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.1	AMCORE Financial, Inc. Annual Incentive Plan

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCORE Financial, Inc.

Date: May 10, 2006

	By:	/s/ Donald H. Wilson
Donald H. Wilson
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

3.1	By-laws of AMCORE Financial, Inc., as amended February 11, 2004. (Incorporated by reference to Exhibit 3.2 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.1	AMCORE Financial, Inc. Annual Incentive Plan

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.