Form 10-Q
period 2006-06-30
AMCORE FINANCIAL INC
filed 2006-08-09
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

☐  Yes   ☒  No

The number of shares outstanding of the registrant’s common stock, par value $0.22 per share, at August 1, 2006 was 24,574,000.

AMCORE Financial, Inc.

Form 10–Q Table of Contents

PART 1. ITEM 1. FINANCIAL STATEMENTS

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

			June 30, 2006	December 31, 2005
			(in thousands, except share data)
ASSETS
Cash and cash equivalents			$155,188	$144,350
Interest earning deposits in banks and fed funds sold			126	5,713
Loans held for sale			35,879	24,138
Securities available for sale, at fair value			1,088,579	1,183,384
Gross loans			3,864,807	3,721,864
Allowance for loan losses			(40,560)	(40,756)

Net loans			$3,824,247	$3,681,108
Company owned life insurance			134,560	132,472
Premises and equipment, net			88,315	84,818
Goodwill			6,148	6,148
Foreclosed real estate, net			1,025	621
Other assets			90,482	82,150

Total Assets			$5,424,549	$5,344,902

LIABILITIES
Deposits:
Non-interest bearing deposits			$509,099	$524,875
Interest bearing demand deposits			1,695,669	1,873,274
Time deposits			1,240,652	1,188,337

Total bank issued deposits			$3,445,420	$3,586,486
Wholesale deposits			750,274	626,730

Total deposits			$4,195,694	$4,213,216
Short-term borrowings			397,871	489,334
Long-term borrowings			365,579	169,730
Other liabilities			70,651	74,105

Total Liabilities			$5,029,795	$4,946,385

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued			$—	$—
Common stock, $0.22 par value; authorized 45,000,000 shares;
	June 30, 2006	December 31, 2005
Issued	29,957,578	29,938,942
Outstanding	24,580,500	24,810,703	6,657	6,652
Treasury stock	5,377,078	5,128,239	(111,884)	(104,240)
Additional paid-in capital			76,139	74,110
Retained earnings			447,790	435,113
Deferred compensation			—	(294)
Accumulated other comprehensive loss			(23,948)	(12,824)

Total Stockholders’ Equity			$394,754	$398,517

Total Liabilities and Stockholders’ Equity			$5,424,549	$5,344,902

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$71,093	$54,265	$137,983	$104,040
Interest on securities:
Taxable	10,386	11,165	21,402	22,455
Tax-exempt	1,660	1,953	3,368	3,858

Total Income on Securities	$12,046	$13,118	$24,770	$26,313

Interest on federal funds sold and other short-term investments	71	57	158	82
Interest and fees on loans held for sale	341	324	624	557
Interest on deposits in banks	16	12	26	18

Total Interest Income	$83,567	$67,776	$163,561	$131,010

INTEREST EXPENSE
Interest on deposits	$33,014	$21,558	$62,856	$39,534
Interest on short-term borrowings	4,112	3,847	9,953	7,373
Interest on long-term borrowings	5,121	2,476	8,002	4,896

Total Interest Expense	$42,247	$27,881	$80,811	$51,803

Net Interest Income	41,320	39,895	82,750	79,207
Provision for loan losses	2,250	3,502	4,250	6,002

Net Interest Income After Provision for Loan Losses	$39,070	$36,393	$78,500	$73,205

NON-INTEREST INCOME
Investment management and trust income	$3,970	$3,746	$7,635	$7,707
Service charges on deposits	6,605	5,871	12,155	11,034
Mortgage banking income	1,061	413	2,293	1,728
Company owned life insurance income	1,149	1,560	2,078	2,468
Brokerage commission income	744	744	1,625	1,477
Bankcard fee income	1,515	1,211	2,872	2,336
Gain on sale of loans	149	185	310	296
Other	2,273	1,735	3,972	3,805

Non-Interest Income, Excluding Net Security Gains	$17,466	$15,465	$32,940	$30,851
Net security gains	—	455	225	404

Total Non-Interest Income	$17,466	$15,920	$33,165	$31,255
OPERATING EXPENSES
Compensation expense	$20,023	$16,906	$40,018	$33,192
Employee benefits	4,292	4,158	9,353	9,015
Net occupancy expense	2,551	2,546	5,221	5,303
Equipment expense	2,341	2,426	4,556	4,788
Data processing expense	790	508	1,545	1,113
Professional fees	2,655	1,055	4,360	2,030
Communication expense	1,220	1,181	2,478	2,263
Advertising and business development	1,838	1,579	3,561	3,278
Other	4,548	5,043	9,556	9,229

Total Operating Expenses	$40,258	$35,402	$80,648	$70,211

Income from continuing operations before income taxes	$16,278	$16,911	$31,017	$34,249
Income taxes	4,844	4,748	9,124	9,958

Income from continuing operations	$11,434	$12,163	$21,893	$24,291

Discontinued operations:
(Loss) income from discontinued operations	$(18)	$5	$(131)	(92)
Income tax (benefit) expense	(7)	11	(51)	(8)

Loss from discontinued operations	$(11)	$(6)	$(80)	$(84)

Net Income	$11,423	$12,157	$21,813	$24,207

EARNINGS PER COMMON SHARE
Basic: Income from continuing operations	$0.46	$0.49	$0.88	$0.98
Loss from discontinued operations	—	—	—	—

Net Income	$0.46	$0.49	$0.88	$0.98

Diluted: Income from continuing operations	$0.46	$0.49	$0.88	$0.97
Loss from discontinued operations	—	—	—	—

Net Income	$0.46	$0.49	$0.88	$0.97

DIVIDENDS PER COMMON SHARE	$0.185	$0.17	$0.37	$0.34

AVERAGE COMMON SHARES OUTSTANDING
Basic	24,668	24,805	24,739	24,805
Diluted	24,758	25,020	24,856	25,044

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except share data)
Balance at December 31, 2004	$6,643	$(102,832)	$74,102	$407,045	$(273)	$1,893	$386,578

Comprehensive Income (Loss):
Net Income	—	—	—	24,207	—	—	24,207
Net unrealized holding losses on securities available for sale arising during the period	—	—	—	—	—	(4,568)	(4,568)
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(404)	(404)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	1,893	1,893

Net unrealized losses on securities available for sale	—	—	—	—	—	(3,079)	(3,079)

Comprehensive Income (Loss)	—	—	—	24,207	—	(3,079)	21,128
Cash dividends on common stock - $0.34 per share	—	—	—	(8,436)	—	—	(8,436)
Purchase of 70,812 shares for the treasury	—	(1,997)	—	—	—	—	(1,997)
Deferred compensation expense and other	—	—	514	—	78	—	592
Reissuance of 54,812 treasury shares for incentive plans	—	1,570	(553)	—	(220)	—	797
Issuance of 18,414 common shares for Employee Stock Plan	4	—	438	—	—	—	442

Balance at June 30, 2005	$6,647	$(103,259)	$74,501	$422,816	$(415)	$(1,186)	$399,104

Balance at December 31, 2005	$6,652	$(104,240)	$74,110	$435,113	$(294)	$(12,824)	$398,517

Comprehensive Income (Loss)
Net Income	—	—	—	21,813	—	—	21,813
Net unrealized holding losses on securities available for sale arising during the period	—	—	—	—	—	(17,704)	(17,704)
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(225)	(225)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	6,805	6,805

Net unrealized losses on securities available for sale	—	—	—	—	—	(11,124)	(11,124)

Comprehensive Income (Loss)	—	—	—	21,813	—	(11,124)	10,689
Cash dividends on common stock - $0.37 per share	—	—	—	(9,136)	—	—	(9,136)
Purchase of 337,796 shares for the treasury	—	(10,369)	—	—	—	—	(10,369)
Deferred compensation expense and other	—	—	109	—	—	—	109
Stock-based compensation	—	—	1,902	—	—	—	1,902
Reclassification upon adoption of SFAS No. 123R			342		294	—	636
Reissuance of 88,957 treasury shares for incentive plans	—	2,725	(773)	—	—	—	1,952
Issuance of 18,636 common shares for Employee Stock Plan	5	—	449	—	—	—	454

Balance at June 30, 2006	$6,657	$(111,884)	$76,139	$447,790	$—	$(23,948)	$394,754

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Cash Flows From Operating Activities
Net income	$21,813	$24,207
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	3,503	4,133
Amortization and accretion of securities, net	855	795
Stock-based compensation expense	1,902	—
Tax benefit on exercise of stock options	328	201
Excess tax benefits from stock-based compensation	(121)	—
Provision for loan losses	4,250	6,002
Company owned life insurance income, net of death benefits	(2,078)	(2,468)
Net securities gains	(225)	(404)
Net gains on sale of loans	(310)	(296)
Net gains on sale of mortgage loans held for sale	(1,098)	(1,540)
Originations of mortgage loans held for sale	(158,402)	(162,441)
Proceeds from sales of mortgage loans held for sale	147,759	153,469
Deferred income tax expense	554	114
Net (increase) decrease in other assets	304	3,502
Net decrease in other liabilities	(3,746)	(1,471)

Net cash provided by operating activities	$15,288	$23,803

Cash Flows From Investing Activities
Proceeds from maturities of securities available for sale	$105,068	$113,942
Proceeds from sales of securities available for sale	40,488	32,494
Purchase of securities available for sale	(69,309)	(99,692)
Net decrease (increase) in federal funds sold and other short-term investments	5,200	(31,380)
Net decrease (increase) in interest earning deposits in banks	387	(6,430)
Net increase in loans	(155,002)	(225,064)
Proceeds from the sale of loans	4,596	3,040
Investment in company owned life insurance	(10)	(3,314)
Premises and equipment expenditures, net	(6,965)	(3,422)
Proceeds from the sale of foreclosed real estate	502	4,247

Net cash used for investing activities	$(75,045)	$(215,579)

Cash Flows From Financing Activities
Net (decrease) increase in non-interest-bearing demand deposits	$(15,776)	$21,780
Net (decrease) increase in interest-bearing demand deposits	(177,605)	258,660
Net increase in time deposits	52,315	11,026
Net increase (decrease) in wholesale deposits	123,544	(10,639)
Net decrease in short-term borrowings	(98,977)	(82,713)
Proceeds from long-term borrowings	204,400	14,500
Dividends paid	(9,136)	(8,436)
Issuance of common shares for employee stock plan	454	442
Reissuance of treasury shares for incentive plans	1,624	596
Excess tax benefits from stock-based compensation	121	—
Purchase of shares for treasury	(10,369)	(1,997)

Net cash provided by financing activities	$70,595	$203,219

Net change in cash and cash equivalents	$10,838	$11,443
Cash and cash equivalents:
Beginning of year	144,350	117,072

End of period	$155,188	$128,515

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$59,458	$38,199
Interest paid on borrowings	17,049	12,471
Income tax payments	10,262	8,610

Non-Cash Investing and Financing
Foreclosed real estate - acquired in settlement of loans	752	1,473
Transfer current portion of long-term borrowings to short-term borrowings	7,514	16,709
Capitalized interest	160	21

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

The accompanying unaudited Consolidated Financial Statements and related notes, including the critical accounting estimates, should be read in conjunction with the audited Financial Statements and related notes contained in the 2005 Annual Report of AMCORE Financial, Inc. and Subsidiaries (the “Company”) on Form 10-K (2005 Form 10-K). Effective the first quarter of 2006, the Company began recognizing compensation expense for stock options with the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004) “Share-Based Payment” (SFAS 123R). There have been no other significant changes to our accounting policies from the 2005 Form 10-K.

Operating results for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the 2005 Form 10–K.

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

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 that clarifies the accounting for uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the standard, but adoption of this interpretation is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. This Statement is effective, on a prospective basis, for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 on January 1, 2006 did not affect on the Company’s financial position or results of operation.

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

In November 2005, the FASB issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” that allows for a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The Company has not yet determined if the simplified method will be elected. The election will be determined by the fourth quarter of 2006.

In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which applies to reporting periods beginning after December 15, 2005. The FSPs provide guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. The FSPs also include accounting considerations subsequent to the recognition of other-than-temporary impairment and requirements for certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The adoption of the FSPs on January 1, 2006 did not have a material effect on the Company’s financial position or results of operation.

NOTE 2 - SECURITIES

A summary of information for investment securities, categorized by security type, at June 30, 2006 and December 31, 2005 follows. Fair values are based on quoted market prices or are based on quoted prices for similar financial instruments.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2006
Securities Available for Sale:
U.S. Treasury	$5,005	$—	$(101)	$4,904
U.S. Government sponsored enterprises (GSEs)	69,733	18	(1,287)	68,464
GSEs and U.S. agency mortgage-backed securities (1)	834,099	243	(35,562)	798,780
State and political subdivisions	162,824	1,216	(2,425)	161,615
Corporate obligations and other (2)	55,539	207	(930)	54,816

Total Securities Available for Sale	$1,127,200	$1,684	$(40,305)	$1,088,579

December 31, 2005
Securities Available for Sale:
U.S. Treasury	$5,008	$—	$(91)	$4,917
U.S. Government sponsored enterprises (GSEs)	117,161	43	(1,445)	115,759
GSEs and U.S. agency mortgage-backed securities (1)	851,552	788	(20,450)	831,890
State and political subdivisions	166,051	2,244	(1,114)	167,181
Corporate obligations and other (2)	64,304	56	(723)	63,637

Total Securities Available for Sale	$1,204,076	$3,131	$(23,823)	$1,183,384

A summary of unrealized loss information for investment securities, categorized by security type, was as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (3)	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2006
Securities Available for Sale:
U.S. Treasury	$—	$—	$4,904	$(101)	$4,904	$(101)
U.S. Government sponsored enterprises (GSEs)	7,109	(35)	47,524	(1,252)	54,633	(1,287)
GSEs and U.S. agency mortgage-backed securities (1)	226,726	(8,228)	558,205	(27,334)	784,931	(35,562)
State and political subdivisions	59,025	(1,285)	28,649	(1,140)	87,674	(2,425)
Corporate obligations and other	13,493	(251)	11,139	(679)	24,632	(930)

Total Unrealized Losses on Securities Available for Sale	$306,353	$(9,799)	$650,421	$(30,506)	$956,774	$(40,305)

December 31, 2005
Securities Available for Sale:
U.S. Treasury	$—	$—	$4,917	$(91)	$4,917	$(91)
U.S. Government sponsored enterprises (GSEs)	37,357	(491)	63,773	(954)	101,130	(1,445)
GSEs and U.S. agency mortgage-backed securities (1)	362,303	(6,281)	434,655	(14,169)	796,958	(20,450)
State and political subdivisions	54,991	(787)	11,218	(327)	66,209	(1,114)
Corporate obligations and other	11,863	(269)	11,553	(454)	23,416	(723)

Total Unrealized Losses on Securities Available for Sale	$466,514	$(7,828)	$526,116	$(15,995)	$992,630	$(23,823)

(1)	Includes U.S. Government agencies.

(2)

At June 30, 2006, includes investments of $4 million and $20 million, respectively, in stock of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB). At December 31, 2005, these amounts were $4 million and $21 million, respectively. These investments are recorded at historical cost with income recorded when dividends are declared. A portion of the FRB and FHLB investments are restricted as to sale because they are held to satisfy membership requirements.

(3)

The Company has the ability to hold, and has no present intent to dispose of, the related securities as of June 30, 2006. The total $30.5 million of unrealized losses related to 148 securities. None of the unrealized losses were individually significant to the total and, except as discussed below, the unrealized losses were caused by interest rate increases. Of the total, $27.3 million was related to 94 mortgage-backed securities issued by GSEs with a quality rating of “Aaa”; $1.3 million related to seven “Aaa” rated GSEs; $101,000 related to one “Aaa” rated treasury note; and $1.1 million related to 44 municipal obligation bonds with quality ratings from “A2” to “Aaa”. Corporate obligations and other included one asset-backed bond with an unrealized loss of $618,000 that had an average life of 4.7 years and was collateralized by fixed rate manufactured housing contracts and installment loan agreements. The bond had a quality rating of “B3” and was sufficiently collateralized such that credit loss was considered remote. The remaining $61,000 was an asset-backed bond with an average life of 1.3 years and was collateralized by owner occupied first lien, conforming mortgage loans. This bond had a quality rating of “Aaa” and was sufficiently collateralized such that credit loss was considered remote. In the event of prepayment, it is expected that the Company would recover substantially all of its recorded investment in both of these bonds.

A summary of realized gain and loss information follows:

	Realized Gains	Realized Losses	Net Gains/ (Losses)
	(in thousands)
For the three months ended:
June 30, 2006	$—	$—	$—
June 30, 2005	460	(5)	455

For the six months ended:
June 30, 2006	$1,012	$(787)	$225
June 30, 2005	460	(56)	404

At June 30, 2006 and 2005, securities with a fair value of approximately $768 million and $912 million, respectively, were pledged to secure public deposits, securities under agreements to repurchase, derivative credit exposure and for other purposes required by law.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at June 30, 2006 and December 31, 2005 was as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Commercial, financial and agricultural	$839,769	$818,657
Real estate-commercial	1,884,979	1,821,868
Real estate-residential	474,582	459,823
Real estate-construction	351,138	310,006
Installment and consumer	314,332	311,497
Direct lease financing	7	13

Gross loans	$3,864,807	$3,721,864
Allowance for loan losses	(40,560)	(40,756)

Net Loans	$3,824,247	$3,681,108

An analysis of the allowance for loan losses for the periods ended June 30, 2006 and June 30, 2005 is presented below:

	For the Six Months Ended
	June 30, 2006	June 30, 2005
	(in thousands)
Balance at beginning of year	$40,756	$40,945
Provision charged to expense	4,250	6,002
Loans charged off	(6,389)	(7,794)
Recoveries on loans previously charged off	1,943	1,322

Balance at end of period	$40,560	$40,475

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill by segment at June 30, 2006 is as follows (in thousands):

Retail Banking	$3,572
Commercial Banking	2,381
Investment Management and Trust	195

Total Goodwill	$6,148

There were no changes in the carrying amount of goodwill for the six months ended June 30, 2006.

The Originated Mortgage Servicing Right (OMSR) asset values, which are recorded in Other Assets on the Consolidated Balance Sheets are included in the Mortgage Banking Segment, are as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Unamortized Cost of Mortgage Servicing Rights
Gross Carrying Amount	$41,595	$39,763
Less: Accumulated Amortization	(27,682)	(26,488)
Less: OMSR Valuation Allowance	—	—

Net OMSR at end of period	$13,913	$13,275

Fair value of OMSRs	$17,112	$16,064

OMSR Valuation Allowance
Balance at beginning of year	$—	$53
Net impairment valuation credited to income	—	(53)

Balance at end of period	$—	$—

The current and estimated OMSR amortization expense on the Company’s OMSR asset are as follows (in thousands):

Aggregate Amortization Expense
For Quarter Ended 6/30/06	$663
For Six Months Ended 6/30/06	1,195

Estimated Amortization Expense
For Remainder of Year Ending 12/31/06	$1,252
For Year Ending 12/31/07	2,453
For Year Ending 12/31/08	2,131
For Year Ending 12/31/09	1,807
For Year Ending 12/31/10	1,513
For Year Ending 12/31/11	1,243
Thereafter	3,514

Total	$13,913

The weighted-average amortization period for OMSR retained during the second quarter of 2006 was 11.9 years. The unpaid principal balance of mortgage loans serviced for others, plus mortgage loans held for sale, was $1.4 billion as of both June 30, 2006 and December 31, 2005, and $1.3 billion as of June 30, 2005.

NOTE 5– SALE OF RECEIVABLES

The Company periodically sells certain indirect automobile loans in securitization transactions. Upon sale, the net carrying amount of the loans is removed from the consolidated balance sheet in exchange for cash and certain retained residual interests. The retained interests includes rights to service the loans that were sold (the “Servicing Rights”) and an interest in residual cash flows (the “Interest-Only Strip”). The Interest-Only Strip includes the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the “Excess Spread”) plus an interest in sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the “Credit Enhancement” or “Overcollateralization”). There were no sales of indirect automobile loans during the first two quarters of 2006 or 2005.

The Company receives monthly servicing fees equal to 0.75 percent per annum of the outstanding beginning principal balance of the loans serviced for the month and rights to future cash flows arising after the investors in the securitization trust have received the returns for which they have contracted. The Company’s retained interests are subordinate to investor's interests. The value of the Interest-Only Strip is subject to prepayment risk and interest rate risk on the Excess Spread and credit risk on the transferred automobile loans on the Overcollateralization. The Company's risk of loss attributable to prepayment and credit risk is limited to its interest in the Interest-Only Strip. Neither the investors nor the securization trust have any further recourse to the Company's other assets. Interest rate risk could exceed the Company's interest in the Excess Spread, but such a possibility is not considered probable as of June 30, 2006.

Key economic assumptions used in measuring the retained interests as of June 30, 2006, including the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions, are as follows:

	As of June 30, 2006
	Actual	10% Adverse Change	20% Adverse Change
	(in thousands)
Prepayment speed assumptions
Prepayment speed	2.25%	2.48%	2.7%
Weighted average life (in months)	11.6	11.3	10.8
Fair value of retained interests	$5,318	$5,316	$5,345
Change in fair value	$—	$(2)	$27
Expected credit loss assumptions
Expected credit losses (loss to liquidation)	0.56%	0.62%	0.67%
Fair value of retained interests	$5,318	$5,279	$5,240
Change in fair value	$—	$(39)	$(78)
Residual cash flow discount rate assumptions
Residual cash flow discount rate (annual)	14.3%	15.7%	17.2%
Fair value of retained interests	$5,318	$5,221	$5,127
Change in fair value	$—	$(97)	$(191)
Interest rate assumptions
Weighted average forward rate (annual)	5.0%	5.5%	6.0%
Fair value of retained interests	$5,318	$4,978	$4,605
Change in fair value	$—	$(340)	$(713)

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

Total cash flows attributable to the indirect automobile loan securitization transactions was an inflow of $1.7 and $3.4 million for the second quarters of 2006 and 2005, respectively. The following table summarizes the various cash flows received from and paid to the securitization trust:

	Proceeds From Securitization	Servicing Fees Collected	Other Cash Flows	Fees Paid
	(in thousands)
Cash flows received from trust in second quarter 2006	$—	$181	$1,528	$—
Cash flows received from trust in second quarter 2005	$—	$329	$3,028	$—

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

	Total Principal Amount of Loans		Principal Amount of Delinquent Loans		Net Credit Losses
	As of June 30				Year-to-Date
	(in thousands)
	2006	2005	2006	2005	2006	2005
Held in portfolio	$253,300	$245,730	$2,368	$3,328	$442	$796
Securitized	79,192	148,937	1,817	3,266	554	1,041

Total	$332,492	$394,667	$4,185	$6,594	$996	$1,837

Actual and projected static pool credit losses, as a percentage of indirect automobile loans securitized are 1.70%, 1.79% and 1.80% as of the quarters ended June 30, 2006, 2007, and 2008, respectively. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amounts shown here for each year are a weighted average for all indirect automobile loan securitizations.

NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(in thousands)
Securities sold under agreements to repurchase	$244,591	$410,089
Federal Home Loan Bank borrowings	62,826	16,711
Federal funds purchased	82,400	50,278
U.S. Treasury tax and loan note accounts	8,039	10,245
Commercial paper and other short-term borrowings	15	2,011

Total Short-Term Borrowings	$397,871	$489,334

NOTE 7 - LONG-TERM BORROWINGS

Long-term borrowings consisted of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(in thousands)
Federal Home Loan Bank borrowings	$323,300	$127,444
AMCORE Capital Trust I borrowings	41,238	41,238
Capitalized lease obligation	1,041	1,048

Total Long-Term Borrowings	$365,579	$169,730

The Company periodically borrows additional funds from the Federal Home Loan Bank (FHLB) in connection with the purchase of mortgage-backed securities and the financing of eligible family real estate loans. The average stated maturity of these borrowings at June 30, 2006 is 2.4 years, with a weighted average borrowing rate of 4.87%. Certain fixed-rate FHLB borrowings have prepayment penalties and call or conversion to floating-rate features associated with them. FHLB borrowings of $77 million have call or conversion features which have the potential to be exercised by FHLB in 2006. Mortgage-related assets with a carrying value of $397 million were held as collateral for FHLB borrowings at June 30, 2006.

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

The Company reclassifies borrowings to short-term borrowings when the remaining maturity becomes less than one year. Scheduled reductions of long-term borrowings are as follows:

Total
(in thousands)
2007	$14
2008	217,432
2009	78,913
2010	444
2011	25,036
Thereafter	43,740

Total Long-Term Borrowings	$365,579

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

The following derivative related activity is included in other non-interest income or miscellaneous other expense in the Consolidated Statements of Income, for the periods ended:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Changes in Value:
Derivatives not qualifying for Hedge accounting	$569	$7	$208	$(6)
Ineffective portion of fair value Hedges	(21)	(45)	2	(1)
Mortgage loan derivatives	80	88	85	25

Total	$628	$50	$295	$18

In first quarter 2004, the Company terminated two fair value Hedges of FHLB borrowings with a combined notional amount of $74 million, which resulted in a gain of $690,000. The gain continued to be classified as long-term debt and is being amortized over the remaining terms of the FHLB borrowings. The unrealized gain was $283,000 and $462,000 at June 30, 2006 and 2005, respectively. In first quarter 2006, the Company terminated two fair value Hedges of FHLB borrowings with a combined notional amount of $74 million, which resulted in a loss of $2.9 million. The loss continued to be classified as long-term debt and is being amortized over the remaining terms of the FHLB borrowings. The unrealized loss was $2.5 million at June 30, 2006.

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

Both financial and performance standby letters of credit are typically issued for a period of one year to five years, but can be extended depending on the Bank customer’s needs. As of June 30, 2006, the maximum remaining term for any outstanding standby letters of credit expires on October 15, 2011.

A fee is normally charged to compensate the Bank for the value of the guarantees that are granted to the customer. The fees are deferred and recognized as income over the term of the guarantee. As of June 30, 2006, the carrying value of these deferrals was a deferred credit of $1.1 million. This amount included a $276,000 guarantee liability for financial and performance standby letters of credit recorded in accordance with Financial Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The remaining $826,000 represented deferred fees charged for letters of credit exempted from the scope of FIN 45.

At June 30, 2006 the contractual amount of all financial and performance standby letters of credit, including those exempted from FIN 45, was $150.2 million and $64.7 million, respectively. These represent the maximum potential amount of future payments that the Company would be obligated to pay under the guarantees.

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

In addition to the guarantee liability and deferred fees described above, the Company has recorded a $963,000 contingent liability for estimated probable losses on unfunded loan commitments and letters of credit outstanding as of June 30, 2006. Prior to the third quarter 2005, this liability was included as part of the Company’s Allowance for Loan Losses.

NOTE 10 – EARNINGS PER SHARE

Earnings per share (EPS) calculations are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Numerator
Income from continuing operations	$11,434	$12,163	$21,893	$24,291
Loss from discontinued operations, net of tax	(11)	(6)	(80)	(84)

Net income	$11,423	$12,157	$21,813	$24,207

Denominator
Average number of shares outstanding – basic	24,668	24,805	24,739	24,805
Plus: Diluted potential common shares	35	179	62	203
Contingently issuable shares	55	36	55	36

Average number of shares outstanding – diluted	24,758	25,020	24,856	25,044

Earnings per share from continuing operations
Basic	$0.46	$0.49	$0.88	$0.98
Diluted	0.46	0.49	0.88	0.97
Loss per share from discontinued operations
Basic	0.00	0.00	0.00	0.00
Diluted	0.00	0.00	0.00	0.00
Earnings per share
Basic	0.46	0.49	0.88	0.98
Diluted	0.46	0.49	0.88	0.97

As prescribed by SFAS No. 128, “Earnings Per Share”, basic EPS is computed by dividing net income available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding.

The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued and to include shares contingently issuable pursuant to employee incentive plans. Securities (e.g. options) that do not have a current right to participate fully in earnings, but that may do so in the future by virtue of their option rights, are potentially dilutive shares. The dilutive shares are calculated based on the treasury stock method. In computing diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included. Exercise of options is not assumed if the result would be antidilutive.

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

The Commercial Banking Segment provides commercial banking services including lending, business checking and deposits, treasury management and other traditional as well as electronic commerce services to middle market and small business customers through the BANK’s full-service and limited branch office (LBO) locations. The Retail Banking Segment provides retail banking services including direct and indirect lending, checking, savings, money market and certificate of deposit (CD) accounts, safe deposit rental, automated teller machines and other traditional and electronic commerce services to individual customers through the BANK’s branch locations. The Investment Management and Trust segment provides its clients with wealth management services, which include trust services, investment management, estate administration, financial planning, and employee benefit plan administration and recordkeeping services. The Mortgage Banking segment provides a variety of mortgage lending products to meet its customer needs. It sells a majority of the long-term fixed-rate loans to the secondary market and continues to service most of the loans sold.

For the three months ended June 30, 2006

	Operating Segments
	Commercial Banking	Retail Banking	Investment Management and Trust	Mortgage Banking	Other	Consolidated
	(dollars in thousands)
Net interest income	$26,549	$13,428	$93	$1,017	$233	$41,320
Non-interest income	2,117	5,667	4,827	981	3,874	17,466

Total revenue	28,666	19,095	4,920	1,998	4,107	58,786
Provision for loan losses	1,349	872	—	29	—	2,250
Depreciation and amortization	212	666	26	80	780	1,764
Other non-interest expense	14,161	12,429	4,388	1,972	5,544	38,494

Income (loss) from continuing operations before income taxes	$12,944	$5,128	$506	$(83)	$(2,217)	$16,278
Income taxes (benefit)	5,048	2,000	210	(32)	(2,382)	4,844

Income (loss) from continuing operations	$7,896	$3,128	$296	$(51)	$165	$11,434

Discontinued operations:
Loss from discontinued operations	—	—	(18)	—	—	(18)
Income tax benefit	—	—	(7)	—	—	(7)

Loss from discontinued operations	$—	$—	$(11)	$—	$—	$(11)

Net Income (Loss)	$7,896	$3,128	$285	$(51)	$165	$11,423

Segment profit percentage (continuing operations)	70%	28%	2%	0%	N/A	100%

For the three months ended June 30, 2005
Net interest income	$24,786	$11,710	$20	$1,135	$2,244	$39,895
Non-interest income	1,976	4,926	4,697	509	3,812	15,920

Total revenue	26,762	16,636	4,717	1,644	6,056	55,815
Provision for loan losses	2,399	565	—	538	—	3,502
Depreciation and amortization	176	734	71	75	1,023	2,079
Other non-interest expense	11,695	11,059	4,039	1,841	4,689	33,323

Income (loss) from continuing operations before income taxes	12,492	4,278	607	(810)	344	16,911
Income taxes (benefit)	4,872	1,668	250	(316)	(1,726)	4,748

Income (loss) from continuing operations	$7,620	$2,610	$357	$(494)	$2,070	$12,163

Discontinued operations:
Income from discontinued operations	—	—	5	—	—	5
Income taxes	—	—	11	—	—	11

Income (loss) from discontinued operations	$—	$—	$(6)	$—	$—	$(6)

Net Income (loss)	$7,620	$2,610	$351	$(494)	$2,070	$12,157

Segment profit percentage (continuing operations)	75%	26%	4%	-5%	N/A	100%

For the six months ended June 30, 2006

	Operating Segments
	Commercial Banking	Retail Banking	Investment Management and Trust	Mortgage Banking	Other	Consolidated
	(dollars in thousands)
Net interest income	$52,719	$26,442	$201	$1,949	$1,439	$82,750
Non-interest income	4,120	10,350	9,513	2,144	7,038	33,165

Total revenue	56,839	36,792	9,714	4,093	8,477	115,915
Provision for loan losses	2,878	1,350	—	22	—	4,250
Depreciation and amortization	405	1,288	40	157	1,613	3,503
Other non-interest expense	27,682	25,585	9,056	4,068	10,754	77,145

Income (loss) from continuing operations before income taxes	25,874	8,569	618	(154)	(3,890)	31,017
Income taxes (benefit)	10,091	3,342	272	(60)	(4,521)	9,124

Income (loss) from continuing operations	$15,783	$5,227	$346	$(94)	$631	$21,893

Discontinued operations:
Loss from discontinued operations	—	—	(131)	—	—	(131)
Income tax benefit	—	—	(51)	—	—	(51)

Loss from discontinued operations	$—	$—	$(80)	$—	$—	$(80)

Net Income (loss)	$15,783	$5,227	$266	$(94)	$631	$21,813

Segment profit percentage (continuing operations)	74%	24%	2%	0%	N/A	100%

Assets	$3,057,811	$649,253	$13,566	$288,948	$1,414,971	$5,424,549

For the six months ended June 30, 2005
Net interest income	$48,546	$22,777	$37	$2,366	$5,481	$79,207
Non-interest income	4,071	8,945	9,599	1,779	6,861	31,255

Total revenue	52,617	31,722	9,636	4,145	12,342	110,462
Provision for loan losses	4,629	883	—	490	—	6,002
Depreciation and amortization	333	1,427	94	134	2,087	4,075
Other non-interest expense	22,887	22,190	8,204	4,180	8,675	66,136

Income (loss) from continuing operations before income taxes	24,768	7,222	1,338	(659)	1,580	34,249
Income taxes (benefit)	9,660	2,816	552	(257)	(2,813)	9,958

Income (loss) from continuing operations	$15,108	$4,406	$786	$(402)	$4,393	$24,291

Discontinued operations:
Loss from discontinued operations	—	—	(92)	—	—	(92)
Income tax benefit	—	—	(8)	—	—	(8)

Loss from discontinued operations	$—	$—	$(84)	$—	$—	$(84)

Net Income (loss)	$15,108	$4,406	$702	$(402)	$4,393	$24,207

Segment profit percentage (continuing operations)	76%	22%	4%	-2%	N/A	100%

Assets	$2,679,771	$653,699	$17,215	$252,056	$1,560,824	$5,163,565

NOTE 12 - EMPLOYEE BENEFIT PLANS

All eligible employees of the Company participate in the AMCORE Financial Security Plan (Security Plan), a qualified profit sharing plan under Section 401(a) of the Internal Revenue Code. The Security Plan offers participants a personal retirement account funded by Company contributions and a personal savings account 401(k) funded by employee contributions and Company matching amounts. The expense related to the Security Plan was $925,000 and $888,000 for the three-month periods ended June 30, 2006 and 2005, respectively, and was $2.1 million for each of the six-month periods ended June 30, 2006 and 2005. The Company also has a non-qualified profit sharing plan that provides a cash profit sharing payment based upon achievement of corporate performance goals, to all employees who have met service requirements. The expense related to the profit sharing plan was $174,000 and $296,000 for the three-month periods ended June 30, 2006 and 2005, respectively, and was $360,000 and $589,000 for the six-month periods ended June 30, 2006 and 2005, respectively.

The AMCORE Financial, Inc. Employee Health Benefit Plan (Health Plan) provides group medical, pharmacy, dental and vision benefits to eligible participating employees of the Company and their dependents. Employees, retirees, and COBRA beneficiaries contribute specific amounts determined annually by the Health Plan’s administrator. The Company’s share of the cost of these benefits is expensed as incurred. Expense related to the Health Plan was $1.3 million and $1.2 million for the three-month periods ended June 30, 2006 and 2005, respectively, and was $2.5 million for each of the six-month periods ended June 30, 2006 and 2005. Life insurance benefits are provided to eligible active employees.

The Company provides a deferred compensation plan (entitled “AMCORE Financial, Inc. Deferred Compensation Plan”) for certain key employees and directors. This plan provides the opportunity to defer salary, bonuses and non-employee director fees. Participants may defer up to 90% of base compensation and up to 100% of bonus. The deferred compensation liability to participants is recorded in other liabilities in the Consolidated Balance Sheets. The deferrals and earnings grow tax deferred until withdrawn from the plan. The amount and method of payment are pre-defined by participants each year of deferral. Earnings to individual accounts are recorded as compensation expense when earned. The total non-qualified deferred compensation plan liability totaled $13.9 million and $14.1 million at June 30, 2006 and 2005, respectively. Expense related to the deferred compensation plan was $208,000 and $109,000 for the three-month periods ended June 30, 2006 and 2005, respectively, and was $441,000 and $233,000 for the six-month periods ended June 30, 2006 and 2005, respectively.

The Company provides additional retirement benefits to certain senior officers through plans that are non-qualified, non-contributory and unfunded. Under one such arrangement, the additional retirement benefits replace what would have been provided under the Company’s defined contribution qualified plan in the absence of limits placed on qualified plan benefits by the Internal Revenue Code of 1986. The expense related to this arrangement was $57,000 and $76,000 for the three-month periods ended June 30, 2006 and 2005, respectively, and was $114,000 and $153,000 for the six-month periods ended June 30, 2006 and 2005, respectively.

Another arrangement, which is a defined benefit plan, provides supplemental retirement benefits that are based upon three percent of final base salary, times the number of years of service. Benefits under this plan may not exceed 70% or be less than 45% of a participant’s final base salary less offsets for employer retirement plan benefits attributable to employer contributions and 50% of a participant’s Social Security benefit. The measurement date for obligations for this plan is as of December 31. The following table summarizes the costs and obligations to participants for the three-month periods ended June 30, 2006 and 2005:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Components of net periodic benefit cost:
Service cost	$7	$2	$14	$5
Interest cost	29	22	58	45
Actuarial losses and changes in offsets	—	—	189	—

Net periodic cost	$36	$24	$261	$50

			2006	2005
Weighted-average assumptions:
Discount rate			5.75%	5.75%
Rate of compensation increase			3.00%	3.00%

During the first quarter of 2006, $134,000 was contributed to the plan to fund distributions to plan participants. No contributions or distributions were made during the second quarter and none are expected to be made during the remainder of the year. The plan has no assets at June 30, 2006.

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

The Company’s actual expense related to stock-based compensation for the quarters and year-to-date periods ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Compensation expense included in reported operating expenses:
Stock options	$605	N/A	$1,541	N/A
Employee stock purchase plan	10	N/A	17	N/A
Performance share units	210	$126	260	$373
Restricted stock	42	40	84	75

Total stock-based compensation expense	$867	$166	$1,902	$448

Income tax benefits	$327	$61	$716	$169

At June 30, 2006, total unrecognized stock-based compensation expense was $6.1 million, net of estimated forfeitures, which will be recognized over a weighted average amortization period of 2.8 years. Prior to adopting SFAS 123R, the Company presented tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. For the three and six months ended June 30, 2006, $62,000 and $121,000, respectively, of excess tax benefits have been classified as an operating cash outflow and financing cash inflow.

The Company estimates the fair value of stock options using a Black-Scholes valuation model. The fair value of restricted stock, PSUs and employee stock purchase plan grants generally equals their intrinsic value on the date of grant. The fair value of stock-based grants is amortized to operating expense on a straight-line basis over the required vesting period of the grant. Stock option grants made to retirement eligible employees are fully expensed during the period in which the options are granted.

In anticipation of adoption of SFAS 123R, the Company evaluated the assumptions used in the Black-Scholes model. As a result, the Company changed its methodology for computing expected volatility and expected term. Calculation of expected volatility was changed from being based solely on historical volatility to a combination of both historical volatility and implied volatility derived from an analysis of relevant indices’ volatility trends. The Company believes that the combination of historical and implied volatility provides a better estimate of expected stock price volatility and will continue to monitor these and other relevant factors to estimate expected volatility for future option grants. The Company utilized the “simplified” method for estimating the expected term of options granted during the period as provided for in Staff Accounting Bulletin 107.

The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. Dividend yield is the Company’s annual dividend rate expressed as a percentage of the closing stock price on grant date. Estimated forfeitures are based on historical employee termination experience. The estimate of forfeitures is adjusted to the extent that actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized in subsequent periods as they occur.

The fair value of the Company’s employee and director stock options granted during the second quarters of 2006 and 2005 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions.

	Second Quarter
	2006	2005
Expected dividend yield	2.48%	2.28%
Expected price volatility	19.08%	27.95%
Expected term in years	6.09	6.10
Expected risk-free interest rate	5.06%	3.93%
Estimated forfeiture rate	1.53%	1.79%
Estimated average fair value of options granted	$6.32	$7.07

Employee Stock Award and Incentive Plans. The 2005 Stock Award and Incentive Plan (SAIP) allows for awards to key employees of stock options, restricted shares, PSUs and other forms of stock-based awards. The maximum number of shares to be granted under the plan is 2,125,000. The Company will not reprice any awards under the SAIP unless such repricing is approved by a majority vote of the Company’s stockholders. Awards issued pursuant to the SAIP that expire, are forfeited or terminated for any reason shall again be available to grant.

Stock Options. Non-qualified stock options are issued at an exercise price equal to the fair market value of the shares on the grant date and generally vest within three to five years and expire from seven to ten years from the date of grant. Options issued are valued using the Black-Scholes model with assumptions as previously described. The activity during the first six months of 2006 and the total options outstanding and exercisable as of June 30, 2006 pursuant to the SAIP and previous incentive plans are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000’s)
Options outstanding at beginning of year	1,815,566	$24.43
Options granted	474,283	30.07
Option reloads	8,054	30.31
Options exercised	(95,540)	22.02
Options forfeited	(31,559)	29.15

Options outstanding at June 30, 2006	2,170,804	$25.72	5.5 years	$8,559

Options exercisable at June 30, 2006	1,288,919	$23.76	3.5 years	$7,474

Performance Share Units (PSUs). The Company grants PSUs pursuant to the terms and conditions of the SAIP under various sub-plans as provided for in Section 8(e) of the SAIP. The sub-plans establish performance periods that are generally one to three-year periods during which PSUs may be earned. Specific performance goals and target PSUs granted are approved by the Compensation Committee of the AMCORE Financial, Inc. Board of Directors. The number of PSUs earned can range from 0% to 200% of the target PSUs granted. Each PSU represents the right to receive a share of the Company’s common stock at the end of the performance period, some of which may be issued as restricted shares. One plan allows for PSUs to be converted to common shares and issued at the end of the three-year performance. Two additional plans allow for PSUs to be converted to restricted common shares after the performance period and vest over five years.

Compensation expense is calculated based upon the expected number of PSUs earned during the performance period and is recorded over the service period. The fair value is calculated equal to market value on the date of grant less the present value of dividends that are not earned during the performance period. As of June 30, 2006, 123,331 PSUs were expected to be earned and the weighted average grant date fair value per PSU was $28.44. Expense is adjusted for forfeitures as they occur

	Units	Weighted Average Fair Value Per Unit	Weighted Average Remaining Vesting Term
Options outstanding at beginning of year	63,146	$30.72
Units granted	74,030	27.60
Units forfeited	(3,300)	28.89
Adjustment to estimated grants	(10,545)	30.72

Units outstanding at June 30, 2006	123,331	$28.44	4.0 years

Restricted Stock Awards. The Company granted restricted stock awards to certain key employees. The shares are restricted as to transfer, but are not restricted as to dividend payment and voting rights. Transfer restrictions lapse at the end of three or nine years contingent upon performance goals being met and continued employment. Restricted stock grants are valued at market value on the date of grant and are expensed over the service period. As of June 30, 2006, non-vested shares totaled 10,071 with a weighted average fair value of $22.84 per share. No awards were granted or forfeited and no restrictions were released during the first six months of 2006.

Directors’ Stock Plans. The Restricted Stock Plan for Non-Employee Directors provides that each current eligible non-employee director and each subsequently elected non-employee director receive, in lieu of a cash retainer, shares of common stock of the Company, the value of which is equal to three times the annual retainer. Restricted stock grants are valued at market value on the date of grant and are expensed over the required service period. The shares vest annually over a three-year period based upon the anniversary date of the election and continued service as a director. As of June 30, 2006, restricted shares totaled 16,026 with a weighted average fair value of $27.18 per share. Restrictions were released on 4,564 shares during the second quarter of 2006.

The 2001 Stock Option Plan for Non-Employee Directors provides that each current eligible non-employee director and each subsequently elected non-employee director receive options to purchase common stock of the Company. Options granted have an exercise price equal to the market value on the date of grant and generally vest within one to three years and expire in seven to 10 years from the date of grant. Stock options granted pursuant to this plan are valued using a Black-Scholes model with assumptions as previously described. The activity during the first six months of 2006 and the total options outstanding and exercisable as of June 30, 2006 pursuant to the director option plan and previous director option plans are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000’s)
Options outstanding at beginning of year	101,000	$22.90
Options granted	20,000	29.45
Options exercised	(3,750)	13.33

Options outstanding at June 30, 2006	117,250	$24.33	5.1 years	$609

Options exercisable at June 30, 2006	97,250	$23.27	4.2 years	$607

Non-vested options and exercise proceeds. A summary of the Company’s non-vested stock options for the six months ended June 30, 2006 is presented below.

	Employee options		Director options
	Shares	Average Price	Shares	Average Price
Options outstanding at beginning of year	686,458	$26.84	20,000	$25.88
Options granted	482,337	30.07	20,000	29.45
Options forfeited	(31,559)	29.15	—	—
Options vested	(255,351)	26.56	(20,000)	25.88

Non-vested options at June 30, 2006	881,885	$28.60	20,000	$29.45

The total fair value of stock options that vested during the first six months of 2006 was $1.9 million, or $6.96 per option. Stock options exercised by employees and directors in the first six months of 2006 totaled 99,290 shares with an intrinsic value of $871,000. The Company received cash or stock equivalent to the exercise price of $2.2 million and a tax benefit of $328,000 was recognized. The total fair value of stock options that vested during the first six months of 2005 was $2.3 million, or $7.16 per option. Stock options exercised by employees and directors in the first six months of 2005 totaled 64,320 shares with an intrinsic value of $530,000. Shares are issued from treasury stock to fulfill exercises. The Company repurchases shares in open market and private transactions in accordance with Exchange Act Rule 10b-18 to replenish treasury stock for issuances related to stock option exercises and other employee benefit plans.

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

Shares issued pursuant to the ESPP are prohibited from sale by a participant for two years after the date of purchase. Dividends earned are credited to a participant’s account and used to purchase shares from the Company’s treasury stock at the same discounted price on the next purchase date. The Company has the option to purchase all, or any portion of, the shares owned by such participant that, at the time of termination of employment, are subject to the restriction on transfer. The 15% discount is recorded as compensation expense and is amortized on a straight-line basis over the two-year service period. As of June 30, 2006, $64,000 remains unrecognized related to shares issued during 2006.

Prior Period Proforma Presentation. Prior to January 1, 2006 the Company accounted for stock-based compensation plans pursuant to APB 25. The following table sets forth proforma information as if compensation expense had been determined consistent with the requirements of SFAS 123.

		For the Three Months ended June 30, 2005	For the Six Months ended June 30, 2005
		(000’s, except per share data)
Net Income:
Income from continuing operations		$12,157	$24,207
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(441)	(898)

Pro forma		$11,716	$23,309

Diluted Shares:
As reported		25,020	25,044
Deduct:	Shares due to average unrecognized compensation cost related to future services	(113)	(102)

Pro forma		24,907	24,942

Basic Earnings per share from continuing operations
As reported		$0.49	$0.98
Pro forma		0.47	0.94
Diluted Earnings per share from continuing operations
As reported		$0.49	$0.97
Pro forma		0.47	0.93

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and Subsidiaries (“AMCORE” or the “Company”) consolidated financial condition as of June 30, 2006 compared to December 31, 2005, and the consolidated results of operations for the three and six month periods ended June 30, 2006 compared to the same periods in 2005. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

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

OVERVIEW OF OPERATIONS

Quarter Only Results

AMCORE reported net income from continuing operations of $11.4 million or $0.46 per diluted share for the three months ended June 30, 2006. This compares to $12.2 million or $0.49 per diluted share for the same period in 2005 and represents a $729,000 or 6% decrease in the second quarter of 2006 over the same period a year ago. Diluted earnings per share from continuing operations decreased 6% or $0.03. AMCORE’s annualized return on average equity and on average assets from continuing operations for the second quarter of 2006 was 11.52% and 0.86%, respectively, compared to 12.52% and 0.96% for the comparable period in 2005.

The most significant factors affecting the second quarter of 2006 net income from continuing operations, compared to the same period in 2005, were:

Net interest income - Increased $1.4 million primarily due to increased loan yields and volumes, which were reduced by increased funding costs. Net interest margin was 3.40% in the second quarter of 2006 compared to 3.52% in the second quarter 2005. The reduction in net interest margin was primarily due to increased funding costs associated with a rising interest rate environment.

Provision for loan losses - Declined $1.3 million reflecting lower net charge-offs.

Non-interest income - Increased $1.5 million. The most significant increases were $734,000 in service charges on deposits and $648,000 in mortgage banking income.

Operating expenses - Increased $4.9 million, due to higher personnel costs and professional fees.

Income taxes - Increased $96,000, due to a decrease in tax-advantaged income, partly offset by lower pre-tax income. The effective tax rate was 29.8% in the second quarter of 2006 compared to 28.1% in the same period of 2005.

Year-to-Date Results

AMCORE reported net income of $21.9 million, or $0.88 per diluted share from continuing operations, for the six months ended June 30, 2006 compared to $24.3 million or $0.97 per diluted share for the same period in 2005. This represents a $2.4 million or 10% decline year-over-year.

Diluted earnings per share from continuing operations decreased 9% or $0.09. AMCORE’s annualized return on average equity and on average assets from continuing operations for the year-to-date period of 2006 was 11.06% and 0.83%, respectively, compared to 12.60% and 0.98% for the comparable period in 2005.

The most significant factors affecting 2006 year-to-date net income, compared to the same period in 2005, were:

Net interest income - Increased $3.5 million primarily due to increased loan yields and volumes, which were reduced by increased funding costs. Net interest margin was 3.42% in 2006 compared to 3.54% in 2005. The reduction in net interest margin was primarily due to increased funding costs associated with a rising interest rate environment and deposit attraction strategies.

Provision for loan losses - Declined $1.8 million as a result of lower net charge offs.

Non-interest income - Increased $1.9 million. The most significant increases were attributable to a $1.1 million increase in service charges on deposits, $565,000 increase in mortgage banking income and $536,000 in bankcard fee income.

Operating expenses - Increased $10.4 million, primarily due to higher personnel costs and professional fees.

Income taxes - Decreased $834,000, due to lower earnings before income taxes. The effective tax rate was 29.4% in 2006 compared to 29.1% in 2005.

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

Since the inception of the Branch Expansion strategy in April 2001, 27 new branches, net of closed offices, have opened. The new locations have contributed $1.63 billion in loans and $701 million in deposits outstanding as of June 30, 2006. Same store contributions, which include new branches that have been open at least one year, were $1.61 billion in loans and $692 million in deposits outstanding at June 30, 2006. During the first six months of 2006, the Company opened three LBOs in the Chicago suburbs of Joliet, Wheaton and Northbrook and one full-service branch in Belvidere, Illinois.

The Company has regulatory approval to open 13 additional branches, five of which are expected to open during the remainder of 2006. By the end of 2009 the Company expects to have two-thirds of its branches located in markets that the Company believes exhibit strong growth characteristics.

To date, the Company’s Board of Directors has authorized $120 million of capital expenditures for new facilities in connection with the Company’s Branch Expansion. As of June 30, 2006, $59 million of the $120 million capital authorization remained to be spent.

As a complement to its Branch Expansion, the Bank has also expanded its automated teller machine system (ATMs), which includes both owned and third party operated machines, to 140 in Illinois and 145 in Wisconsin, or 285 overall, at June 30, 2006 from 131 in Illinois and 36 in Wisconsin, or 167 overall, at June 30, 2005. These amounts include ATMs located in Walgreen’s drug stores throughout Wisconsin as part of a co-branding relationship which began in the third quarter of 2005. The placement of additional ATMs is an important part of AMCORE’s commitment to provide quality customer service as additional ATMs provide AMCORE customers with greater ease and convenience in completing banking transactions.

Quality Loan Growth - Improving credit quality is part of AMCORE’s Quality Loan Growth initiative. For the second quarter of 2006, average loans rose $403 million to $3.8 billion, a 12% increase over the same period in 2005. Over the same period of time, total non-performing loans increased 9% or $2.4 million to $29.0 million. The increase was comprised of one commercial real-estate credit with a specific loss allocation. As pricing spreads continue to narrow, maintaining credit and pricing discipline is likely to exert downward pressure on future loan growth.

Deposit Growth - Average bank-issued deposits grew to $3.5 billion in the second quarter of 2006, an increase of 6%, or $183 million, compared to $3.3 billion in the second quarter of 2005. AMCORE continues to focus on transactional deposit growth, such as checking accounts, which helps lower funding costs, as well as increasing the number of households served by the Company. Handling a customer’s checking account enables the Bank to cross-sell other products and increases the likelihood of retaining their business over time. The Company’s goal is to become the customer’s primary bank, meeting all of their banking, mortgage and investment needs. On the commercial side, the Company’s main emphasis is on cash management products, including remote deposit capture, as it focuses on its core niche of mid-size commercial customers.

AMCORE continues to focus on bank-issued deposit growth because it provides a source of funding for the Branch Expansion and the Quality Loan Growth initiatives, and is also a means of reducing reliance on wholesale funding sources. Customer attraction strategies during 2005, especially in the newer markets, included a market segment of high initial rates for transaction and savings account balances. While this strategy did initially bring in balances, as rates rose these customers migrated either to CDs or to other high rate products within the bank once the high initial rates expired. This strategy is being phased out in 2006, and a more market-oriented, spread-based deposit sales strategy that focuses on pricing at competitive but profitable levels is being emphasized.

Increasing Fee Income - Increasing fee income, specifically from the Investment Management and Trust segment (IMT) and Mortgage Banking segment, is an area of increased management attention. As of the end of 2005, IMT completed its migration to an open architecture sales platform, which allows greater customer access to non-proprietary products. This included the transition of $142 million in assets of three Company-managed Vintage equity funds into two mutual funds managed by Federated Investors, Inc. (Federated) in September 2005 and the sale of the asset management subsidiary, Investors Management Group, Ltd. (IMG), to West Bancorporation, Inc. (West Banc) on

December 30, 2005. With these transactions, AMCORE has transitioned from being a developer of proprietary investment products to being a provider that can offer its customers a wider array of investment product choices. The results of IMG for prior periods and the related sale are reported as discontinued operations.

The changes in the business due to the combined impact of the Federated and West Banc transactions have resulted in slower income growth in the short run.

Capital Efficiency and Deployment - The Company’s priorities with respect to effectively deploying capital include a more structured pricing discipline that targets profitable growth on both sides of the balance sheet, matching of repricing characteristics of assets and liabilities, migration of the balance sheet away from lower spread investments to higher spread loans and buying back its common shares.

During the first half of 2006, the Company liquidated $25 million of callable Agency debentures, and used the proceeds to pay down short-term debt. In addition, it resold $15 million of the Company’s issuance of a trust preferred security that it had repurchased a few years ago. At June 30, 2006, securities available for sale were $1.1 billion or 20% of total assets compared to $1.2 billion or 22% at December 31, 2005. Also during the first quarter of 2006, the Company increased its dividend from $0.17 to $0.185 per share, an increase of $0.015 per share, or 9%.

Other Significant Events

Stock Repurchase Authorization - On May 4, 2006, the Company announced that its Board of Directors authorized a stock repurchase program (Repurchase Program) of up to 3 million common shares, or approximately 12% of diluted shares outstanding. The repurchase authorization is for a twelve-month period. The repurchased shares will become treasury shares. During the second quarter of 2006, 200,000 shares were repurchased pursuant to the program at an average price of $31.25 per share.

Accounting Changes - Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2005) (123R), “Share-Based Payment” requiring compensation cost relating to share-based payment transactions was effective for periods beginning after December 15, 2005. The Company’s implementation of SFAS No. 123R resulted in an increase in stock-based compensation expense of $701,000 in the second quarter of 2006 and a year-to-date increase of $1.5 million. Total stock-based compensation expense in the second quarter of 2006 was $867,000 and was $1.9 million for the first six months of 2006.

Key Personnel Changes - In July 2006, the Company announced the resignation of Joseph B. McGougan, President of AMCORE Mortgage, a division of the Bank. In connection with the resignation, the Company entered into a severance agreement with Mr. McGougan providing for payment of one year’s base salary and certain other benefits. The AMCORE Mortgage President position will not be replaced.

Regulatory Developments - On May 31, 2005, AMCORE Bank, N.A. entered into a written agreement with the Office of the Comptroller of the Currency (OCC). The agreement describes commitments made by the Bank and outlines a series of steps to address and strengthen the Bank’s regulatory consumer compliance program. The Bank has continued to implement enhancements to its consumer compliance program to address the matters identified by the OCC. These enhancements are subject to review by the OCC to determine if they comply with the commitment made in the agreement or whether additional steps are necessary.

During the third quarter 2006, AMCORE Bank, N.A. expects to enter into a Consent Order with the OCC. This order will primarily impose requirements on the Bank to take certain actions to strengthen its compliance monitoring policies, procedures, training and overall program relating to the Bank Secrecy Act/Anti-Money Laundering (BSA/AML) regulations. The Consent Order is not expected to impose any fine or civil money penalty on the Bank, but is expected to result in the ineligibility for certain expedited approvals. AMCORE has been working diligently to strengthen and enhance its compliance programs, including its consumer compliance and BSA/AML program by hiring a General Counsel and Chief Compliance Officer, upgrading staff and technology, and making use of outside consulting resources.

EARNINGS REVIEW OF CONSOLIDATED STATEMENTS OF INCOME

The following highlights a comparative discussion of the major components of net income and their impact for the three and six months ended June 30, 2006 and 2005.

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

Overview - FTE adjusted interest income is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six months Ended June 30,
	2006	2005	2006	2005
Interest Income Book Basis	$83,567	$67,776	$163,561	$131,010
FTE Adjustment	1,070	1,232	2,163	2,428

Interest Income FTE Basis	$84,637	$69,008	$165,724	$133,438
Interest Expense	42,247	27,881	80,811	51,803

Net Interest Income FTE Basis	$42,390	$41,127	$84,913	$81,635

Net interest income on an FTE basis increased $1.3 million or 3% in the second quarter of 2006 compared to the same period in 2005. On a year-to-date basis, net interest income on an FTE basis was also up 4% or $3.3 million. The increases for the three and six month periods were driven by increases in average loan volumes of 12% and 13%, respectively, and were partially offset by increases in interest expense of 52% and 56%, respectively.

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

As Table 1 indicates, the net interest spread declined 24 basis points to 2.95% in the second quarter of 2006 from 3.19% in the second quarter of 2005. The net interest margin was 3.40% in the second quarter of 2006, a decrease of 12 basis points from 3.52% in the second quarter of 2005. As Table 2 indicates, the interest rate spread for the six months ended June 30, 2006 declined 26 basis points from 3.24% in the prior year period to 2.98%. The net interest margin decreased 12 basis points to 3.42% from 3.54% for the year-to-date periods ended June 30, 2006 and 2005, respectively. The declines in spread and margin for both periods were driven by higher funding costs, the result of continued increases in short-term interest rates and deposit attraction strategies.

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

Changes due to volume - In the second quarter of 2006, net interest income (FTE) increased due to average volume by $2.8 million when compared to the second quarter of 2005. This increase was comprised of a $4.8 million increase in interest income that was partially offset by a $2.0 million increase in interest expense.

The $4.8 million increase in interest income was driven by a $403 million or 12% increase in average loans. The growth in average loans came from an increase of $355 million in commercial real estate and commercial lending driven mostly by the Branch Expansion. Average consumer loan balances increased $767,000 compared to the prior year quarter, and average residential real estate loans increased $47 million.

The increase in average loans was partially funded by a $183 million, or 6%, increase in average bank-issued deposits. The increase in average bank-issued deposits was attributable to the Company’s Deposit Growth and Branch Expansion initiatives. Average wholesale funding increased $99 million or 8%.

For the first six months of 2006, net interest income increased due to average volume by $6.6 million when compared to the same period in 2005. This was comprised of an increase of $11.0 million in interest income that was partially offset by a $4.4 million increase in interest expense. Average loans over this period increased $425 million or 13%. Average bank-issued deposits increased $275 million or 10% while average wholesale funding increased $51 million or 4%.

Changes due to rate - During the second quarter of 2006, net interest income (FTE) declined due to average rates by $1.5 million when compared with the same quarter in 2005. This decline was comprised of a $12.3 million increase in interest expense that was partly offset by a $10.8 million increase in interest income. Both loan yields and funding costs were affected by eight 25 basis point increases in the federal funds (Fed Funds) rate that occurred since June 30, 2005.

The yield for second quarter of 2006 on average earning assets increased 89 basis points to 6.79% compared to 5.90% in the second quarter of 2005. This was primarily attributable to a 109 basis point increase in the yield on average loans due to increasing loan volumes and repricing of variable rate loans in the rising rate environment.

The rate paid for the second quarter of 2006 on average interest bearing liabilities increased 113 basis points, compared to second quarter of 2005, as a result of increases in short term rates and lengthening of the repricing term of the liabilities. All categories of liabilities, except long-term borrowings, experienced increased rates, the largest being interest-bearing demand and savings accounts due to increases in short-term interest rates and promotional deposit pricing as part of the Deposit Growth initiative.

For the first six months of 2006, net interest income declined due to average rates by $3.4 million. This decline was comprised of a $24.6 million increase in interest expense that was partly offset by a $21.2 million increase in interest income. The average rates paid on interest bearing liabilities increased by 114 basis points while the yield on earning assets increased by 88 basis points.

Like most financial institutions, AMCORE has an exposure to changes in both short-term and long-term interest rates. The Company expects a more stable margin for the remainder of this year, based on improved discipline in its deposit pricing strategy and the mitigation of the asset and liability mismatch undertaken during 2006. Some modest compression due to narrowing loan spreads and some remaining modest liability sensitivity will continue. Among those factors that could cause margin and spread not to perform as anticipated by the Company include: greater and more frequent than anticipated changes in interest rates, including the impact of basis risk between various interest rate indices, changes in the shape of the yield curve, the effect of prepayments or renegotiated rates, increased price competition on both deposits and loans, promotional pricing on deposits, changes in the mix of earning assets and the mix of liabilities, including greater than anticipated use of wholesale sources to fund the Branch Expansion, and greater than expected loan delinquencies resulting in non-accrual status. Over a one-year horizon, AMCORE expects that its interest-rate risk will be greater during a period of rising interest rates than it will be during a period of declining interest rates.

Provision for Loan Losses

Loans, the Company’s largest income earning asset category, are periodically evaluated by management in order to establish an estimated allowance (Allowance) for loan losses that are probable as of the respective reporting date and considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans where it is probable that the Company will be unable to collect all of the amounts due (principal or interest) according to the contractual terms of the loan agreement (impaired loans) and statistical loss estimates for loan groups or pools that are based on historical loss experience, as adjusted for other loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions, among other things. Additions to the Allowance are charged against earnings for the period as a provision for loan losses (Provision). Conversely, this evaluation could result in a decrease in the Allowance and Provision.

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

The Provision was $2.3 million in the second quarter of 2006, a decrease of $1.2 million or 36% from $3.5 million in the second quarter of 2005. The decline was primarily due to lower net charge-offs. Net charge-offs in the second quarter of 2006 were $2.4 million or 25 basis points of average loans on an annualized basis, compared to $4.0 million or 47 basis points of average loans during the same period in 2005.

For the six month period ending June 30, 2006, the Provision declined $1.8 million when compared to the first six months of 2005, also reflecting lower net charge-offs. Net charge-offs were $4.4 million, or 24 basis points of average loans on an annualized basis, for the six month period ending June 30, 2006, compared to $6.5 million or 39 basis points of average loans during the same period in 2005.

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

Overview - Non-interest income, including net security gains, totaled $17.5 million in the second quarter of 2006, an increase of $1.5 million or 10% from $15.9 million in the second quarter of 2005. The increase was attributable to a $734,000 increase in service charges on deposits, a $648,000 increase in mortgage banking income, a $538,000 increase in other non-interest income, a $304,000 increase in bankcard fee income and a $224,000 increase in investment management and trust income. These increases were partly offset by a decrease of $455,000 in net security gains and a decrease of $411,000 in COLI income.

On a year-to-date basis, non-interest income increased $1.9 million to $33.2 million in 2006 compared to $31.3 million in 2005. Increases of $1.1 million, $565,000 and $536,000 occurred in service charges on deposits, mortgage banking income and bankcard fee income, respectively. These increases were partially offset by a decline of $390,000 in COLI income.

Investment management and trust income - Investment management and trust income includes trust services, investment management, estate administration, financial planning, and employee benefit plan recordkeeping and administration services. Investment management and trust income totaled $4.0 million in the second quarter of 2006, an increase of $224,000 or 6%, from $3.7 million in the second quarter of 2005. The increase for the quarter was primarily due to an increase in estate administration fees. For the six month period ended June 30, 2006, investment management and trust income declined $72,000 from $7.7 million in 2005 to $7.6 million.

As of June 30, 2006, total assets under administration were $2.5 billion, compared to $2.6 billion at December 31, 2005 and $4.5 billion at June 30, 2005. The decline from June 30, 2005 reflects the combined impact of the Federated and West Banc transactions.

Service charges on deposits - Service charges on deposits, currently the Company’s largest source of non-interest income, totaled $6.6 million in the second quarter of 2006, a $734,000 or 13% increase over $5.9 million in the second quarter of 2005. For the first six months of 2006, service charges on deposits were $12.2 million, an increase of $1.1 million or 10% over the $11.0 million in the prior year period. Service charges on personal deposit accounts were the primary driver of the increases for both the quarter and year-to-date periods and were impacted by higher deposit balances resulting from the Company’s Deposit Growth initiative. Enhancements to the Company’s fee structure and waiver policies led to additional increases late in the second quarter of 2006 and are expected to continue.

Mortgage banking income - Mortgage banking income includes fees generated from the underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans, net of origination costs, servicing rights amortization and impairment.

Mortgage banking income was $1.1 million in the second quarter of 2006, an increase of $648,000 from the second quarter of 2005. The prior year quarter included a mortgage servicing rights impairment charge of $702,000. The remaining change was due to lower gains on loans sold into the secondary market that were nearly offset by higher net servicing income. Mortgage loan closings were $120 million during the second quarter of 2006 compared to $122 million in the prior year period. New purchase mortgage closings were 71% of total closings in the second quarter of 2006, compared to 67% in the prior year quarter.

For the first six months of 2006, mortgage banking income was $2.3 million on closings of $200 million, compared to $1.7 million on closings of $207 million for the first six months of 2005, an increase of $565,000. Year-to-date 2005 included a $649,000 mortgage servicing rights impairment charge, compared to none in the 2006 year-to-date period. The remaining change was due to lower gains on loans sold into the secondary market that were nearly offset by higher net servicing income. New purchase mortgage closings were 67% of total closings for the 2006 year-to-date period compared to 61% for the prior year same period.

The Company expects continued growth of new purchase mortgages with additional mortgage originators, primarily in the Branch Expansion markets. New purchase mortgage growth could be negatively affected by a number of factors beyond the Company’s control, including heightened competition, higher mortgage interest rates, declines in new housing construction and adverse regulatory developments.

As of June 30, 2006, the carrying value of AMCORE’s capitalized mortgage servicing rights was $13.9 million, with no impairment valuation allowance. This compares to $12.4 million at June 30, 2005, net of the $702,000 impairment valuation. The unpaid principal balance of mortgage loans serviced for others was $1.4 billion and $1.3 billion as of June 30, 2006, and 2005, respectively. The net carrying value of the Company’s capitalized mortgage servicing rights, as a percentage of the unpaid principal balance of mortgage loans serviced for others, was 0.98% and 0.94% as of June 30, 2006 and 2005, respectively.

COLI income - COLI income totaled $1.1 million in the second quarter of 2006, a $411,000 decrease from $1.6 million in the second quarter of 2005. The decrease was primarily due to declines in the value of certain underlying equity-related investments. Year-to-date in 2006, COLI income declined $390,000 or 16% to $2.1 million from $2.5 million in the prior year period. The decline was due to higher annual policy charges and the decline in value of underlying equity-related investments. AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. As of June 30, 2006, the CSV of COLI was $135 million, compared to $130 million at June 30, 2005 and $132 million at December 31, 2005.

Other non-interest income - Brokerage commission income, bankcard fee income, customer service fees, gain on sale of loans, net security gains and other non-interest income totaled $4.7 million in the second quarter of 2006, a $351,000 million or 8% increase from the second quarter of 2005. The increase was attributable to higher deposit-related fees, which includes bankcard fees and other customer service fees, and favorable derivatives mark-to-market adjustments, reduced by lower net security gains. The combined totals for the year-to-date periods ended June 30, 2006 and 2005 were $9.0 million and $8.3 million, respectively, an increase of $686,000 or 8%. The increase was primarily related to higher deposit related fees and favorable derivative mark-to-market adjustments, as noted above. A larger cardholder base, a benefit of both the Branch Expansion and Deposit Growth initiatives, greater card utilization and an expanded ATM network contributed to the increase in bankcard fee income. First quarter 2005 other non-interest income included a $280,000 gain from the merger of an ATM network in which the Bank held an interest.

Operating Expenses

Overview - Total operating expense was $40.3 million in the second quarter of 2006, an increase of $4.9 million or 14%, from $35.4 million in the second quarter of 2005. For the first six months of 2006, operating expense was $80.6 million, an increase of $10.4 million or 15%, from $70.2 million in the same period in 2005. The increases in both the quarter and year-to-date periods of 2006 are primarily due to increases in personnel costs and professional fees.

The efficiency ratio was 68.48% in the second quarter of 2006, compared to 63.43% for the same period in 2005. On a year-to-date basis, the efficiency ratio was 69.58% and 63.56% in 2006 and 2005, respectively. The efficiency ratio is calculated by dividing total operating expenses by revenues. Revenues are the sum of net interest income and non-interest income.

Personnel expense - Personnel expense, which includes compensation expense and employee benefits and is the largest component of operating expenses, was $24.3 million in the second quarter of 2006, an increase of $3.3 million or 15% from $21.1 million in the second quarter of 2005. For the six month periods ending June 30, 2006 and 2005, personnel expense totaled $49.4 million and $42.2 million, respectively, an increase of $7.2 million or 17%. The increase for both the quarter and year-to-date periods include the effects of the Branch Expansion, additional compliance personnel, severance costs and stock based compensation expense. Due to the adoption of SFAS 123R, stock based compensation expense increased $701,000 in the second quarter of 2006 and $1.5 million for the first six months of 2006 compared to the respective prior year periods.

Professional fees - Professional fees include legal, consulting, auditing and external portfolio management fees and totaled $2.7 million in the second quarter of 2006 compared to $1.1 million in the same period a year ago. The increase of $1.6 million was primarily attributable to increased costs for external assistance with regulatory compliance matters and for external investment management expenses. Subsequent to its sale, IMG continues to provide certain investment management services for the Bank for a limited time. These services were also provided prior to the sale and were previously categorized as a component of personnel expense. IMG results for prior year periods have been re-categorized as discontinued operations. The costs of outside assistance for compliance matters should moderate over the remainder of the year, while the expenses related to IMG investment management services should be stable or slightly declining from this point forward.

Other operating expense - Other operating expenses includes net occupancy expense, equipment expense, data processing expense, communication expense, advertising and business development expenses and other costs, and were a combined $13.3 million in both second quarters of 2006 and 2005. Increases in data processing and advertising and business development expenses were partly offset by lower other real estate owned expenses and lower depreciation and software costs related to the Company’s core data-processing equipment and systems. For the six month periods ending June 30, 2006 and 2005, other operating expenses were $26.9 million and $26.0 million, respectively, an increase of $943,000. The increase was primarily due to higher loan processing and collection costs, data processing expenses, advertising and communication expenses, partly offset by gains on the sale of other real estate owned and lower depreciation and software costs related to the Company’s core data-processing equipment and systems.

Income taxes

Income tax expense was $4.8 million and $4.7 million in the second quarters of 2006 and 2005, respectively. Income taxes increased despite a decline in pre-tax earnings due to a decline in tax-exempt earnings. For the six month period ended June 30, 2006, income tax expense totaled $9.1 million, an $834,000 decrease from the $10.0 million in the same period of 2005. The decrease was mainly due to lower income before taxes.

The effective tax rates were 29.8% and 28.1% in the second quarters of 2006 and 2005, respectively, and were 29.4% and 29.1% for the six months ended June 30, 2006 and 2005, respectively. Effective tax rates are lower than the statutory tax rates due primarily to investments in tax-exempt municipal bonds and increases in CSV and death benefits on COLI that are tax exempt.

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

Commercial Banking

The Commercial Banking Segment (Commercial) provides commercial banking services to middle market and small business customers through the Bank’s full service branch and LBO locations. The services provided by this Segment include lending, business checking and deposits, treasury management and other traditional as well as electronic commerce services.

Overview - Commercial represented 70% and 75% of total Segment earnings in the second quarter of 2006 and 2005, respectively. For the six month periods ended June 30, 2006 and 2005, Commercial represented 74% and 76%, respectively, of total Segment earnings. Commercial total assets were $3.1 billion at June 30, 2006 and represented 56% of total consolidated assets. This compares to $2.7 billion and 52%, respectively, at June 30, 2005.

Commercial earnings for the second quarter of 2006 and 2005 were $7.9 million and $7.6 million, respectively, an increase of $276,000 or 4%. Year-to-date earnings in 2006 were $15.8 million, compared to $15.1 million in the same period in 2005, an increase of $675,000 or 4%. Higher net interest income and lower provision for loan losses, partially reduced by higher non-interest expenses and income taxes, were the primary reasons for the increases for both the quarter and year-to-date periods.

Net interest income increased $1.8 million and $4.2 million for the three and six month periods ended June 30, 2006, respectively, compared to the same periods in 2005. Both periods experienced increased interest income reduced by increased interest expense adjusted for net cost of fund allocations. The increase in interest income was attributable to higher average commercial real estate and commercial loan volumes, and increased yields net of higher interest expense. The increase in interest expense, as adjusted for net cost of fund allocations, was primarily due to the increased funding needs associated with the loan growth combined with rising interest rates.

The Provision declined $1.1 million in the second quarter of 2006 from $2.4 million for the same period of 2005, and declined $1.8 million for the year-over-year periods. The decrease in the quarter and year-to-date Provision was primarily due to lower net charge-offs.

Non-interest expense increased $2.5 million in the second quarter of 2006 compared to the second quarter of 2005. On a year-to-date basis, the increase was $4.9 million. The increases were largely due to higher personnel costs associated with Branch Expansion, annual increases, and stock based compensation expense as well as higher loan processing and collection expenses.

Income taxes increased $176,000 and $431,000 for the three and six month periods of 2006, respectively, compared to the same periods in 2005 due to higher pre-tax earnings.

Retail Banking

The Retail Banking Segment (Retail) provides retail-banking services to individual customers through the Bank’s branch locations in northern Illinois and southern Wisconsin. The services provided by this Segment include direct and indirect lending, checking, savings, money market and CD accounts, safe deposit rental, ATMs, and other traditional and electronic commerce services.

Overview - Retail represented 28% and 26% of total Segment earnings in the second quarter of 2006 and 2005, respectively. For the six month periods ended June 30, 2006 and 2005, Retail represented 24% and 22%, respectively, of total Segment earnings. Retail total assets were $649 million at June 30, 2006 and represented 12% of total consolidated assets. This compares to $654 million and 13% at June 30, 2005.

Retail earnings for the second quarter of 2006 were $3.1 million, an increase of $518,000 or 20% from the second quarter of 2005. Year-to-date earnings in 2006 were $5.2 million, compared to $4.4 million in the same period in 2005, an increase of $821,000 or 19%. The increase for the quarter and year-to-date periods was due to higher net interest income and non-interest income partly offset by higher non-interest expense and income taxes.

Net interest income increased by $1.7 million and $3.7 million for the three and six month periods ended June 30, 2006, compared to the same periods in 2005. Both periods experienced increased funding credits on deposits generated due to Deposit Growth and higher interest income. These were partially offset by higher interest expense due to increasing short-term interest rates.

Non-interest income increased by $741,000 in the second quarter of 2006 compared to the same period a year ago and increased $1.4 million for the year-to-date period, both the result of increased deposit service charges.

Non-interest expense increased $1.3 million in the second quarter of 2006 compared to the second quarter of 2005. On a year-to-date basis, the increase was $3.3 million. The increases were largely due to increased personnel costs associated with Branch Expansion, annual increases, and stock based compensation expenses, as well as higher loan processing expenses.

Income taxes increased $323,000 in the second quarter of 2006 compared to the same period in 2005 and year-to-date 2006 income tax expense was $526,000 higher than the prior year period, both due to increased pre-tax earnings.

Investment Management and Trust

The Investment Management and Trust Segment (IMT) provides wealth management services which include trust services, investment management, estate administration, financial planning, employee benefit plan recordkeeping and administration and brokerage services.

Overview - IMT represented 2% and 4% of total segment earnings in both the second quarter and year-to-date periods of 2006 and 2005, respectively. IMT total assets were $14 million at June 30, 2006 and represented less than 1% of total consolidated assets. At June 30, 2005, IMT total assets were $17 million, also less than 1% of total consolidated assets.

IMT reported income from continuing operations of $296,000 in the second quarter of 2006, a $61,000 decline from the second quarter of 2005 earnings from continuing operations of $357,000. On a year-to-date basis, income from continuing operations declined $440,000 from the prior year period. The decline was primarily attributable to higher non-interest expense net of lower income taxes.

The increases in non-interest expenses were due to higher personnel costs and professional fees. Higher personnel costs included stock-based compensation expense. Part of the IMG sale transaction included an agreement for IMG to continue to provide certain investment management services for a limited time. While these services mirror much of the services rendered prior to the sale, the prior year expenses were a component of personnel expense for IMG that have been re-categorized as discontinued operations. The current period expenses appear as professional fees in continuing operations. Income taxes declined for both periods due to lower earnings on continuing operations before taxes.

The loss from discontinued operations in the second quarter and year-to-date periods of 2006 of $11,000 and $80,000, respectively, included additional expense incurred related to the sale of IMG.

Mortgage Banking

The Mortgage Banking Segment (Mortgage) provides a variety of mortgage lending products to meet its customers’ needs. It sells most of the long-term, fixed-rate loans which it originates to the secondary market and continues to service most of the loans sold.

Overview - Mortgage represented less than 1% of total Segment earnings in each of the second quarters and year-to-date periods of 2006 and 2005. Mortgage total assets were $289 million at June 30, 2006 and represented 5% of total consolidated assets. This compares to $252 million and 5% at June 30, 2005.

Mortgage results for the second quarter of 2006 reflected a loss of $51,000, an increase of $443,000 over the second quarter of 2005 loss of $494,000. For the first six months of 2006, mortgage results reflected a loss of $94,000 compared to a loss of $402,000 in the same period of 2005, an improvement of $308,000. The improved earnings were due to higher non-interest income and lower provision expense, which were partially offset by lower net interest income and lower tax benefits.

The decline in net interest income was primarily due to increased net cost of funds allocations, the result of increasing short-term interest rates. The increased cost of funds allocations more than offset the increases in interest income, which resulted from increased real estate loan volumes and higher yields. The decrease in provision was due to lower net charge-offs. The increase in non-interest income was primarily due to the prior year mortgage servicing rights impairment charge of $702,000 partly offset by lower gains on the sales of mortgage loans into the secondary market during a period of rising interest rates. The increase in non-interest expense was primarily due to higher personnel costs, the result of Branch Expansion and stock-based compensation expense. Lower income tax benefits were due to lower pre-tax losses.

BALANCE SHEET REVIEW

Total assets were $5.4 billion at June 30, 2006, an increase of $80 million or 1% from December 31, 2005. Total liabilities increased $84 million over the same period and stockholders’ equity decreased $4 million. The following discusses changes in the major components of the Consolidated Balance Sheet since December 31, 2005.

Cash and Cash Equivalents - Cash and cash equivalents increased $11 million from December 31, 2005 to June 30, 2006, as the cash provided by financing activities of $71 million and by operating activities of $15 million exceeded the cash used for investing activities of $75 million.

Securities Available for Sale - Total securities available for sale as of June 30, 2006 were $1.1 billion, a decrease of $95 million or 8% from December 31, 2005. The decline was primarily attributable to lower U.S. Government sponsored enterprise (GSE) balances and the resale of $15 million of the Company’s own issuance of a Trust Preferred security that it had repurchased a few years ago. As a result of the sale, the Company realized an improvement in its regulatory capital, paid down short-term wholesale borrowings, and reduced the level of required capital. At June 30, 2006 and December 31, 2005, the total securities available for sale portfolio comprised 21% and 23%, respectively, of total earning assets, including COLI. Among the factors affecting the decision to purchase or sell securities are the current assessment of economic and financial conditions, including the interest rate environment, the liquidity needs of the Company and its pledging obligations. By not reinvesting cash flows from maturities and prepayments of investment securities, the Company expects to gradually migrate its balance sheet to a lower proportion of investment securities.

Mortgage and asset backed securities, as of June 30, 2006, totaled $823 million and represented 76% of total available for sale securities. The distribution of mortgage and asset backed securities includes $362 million of GSE mortgage-backed pass through securities, $436 million of GSE collateralized mortgage obligations and $25 million of private issue collateral mortgage obligations, all of which are rated Aaa except for $10 million of securities rated B3.

The $1.1 billion of total securities available for sale includes gross unrealized gains of $2 million and gross unrealized losses of $40 million. Unrealized gains and unrealized losses is the difference between a security’s fair value and carrying value. The fair value of a security is generally impacted by two factors, market risk and credit risk. Market risk is the exposure of the security to changes in interest rate. There is an inverse relationship to changes in the fair value of the security with changes in interest rates, meaning that when rates increase the value of the security will decrease. Conversely, when rates decline the value of the security will increase. Credit risk arises from the extension of credit to a counter-party, for example a purchase of corporate debt in security form, and the possibility that the counter-party may not meet its contractual obligations. The Company’s policy is to primarily invest in securities with low credit risk, such as U.S. Treasuries, U.S. government agencies (such as the Government National Mortgage Association or “GNMA”), government-sponsored enterprises (“GSE’s” such as the Federal Home Loan Mortgage Corporation or “FHLMC”), state and political obligations, and mortgage-backed securities. Unlike agency debt, GSE debt is not secured by the full faith and credit of the United States.

The combined effect of the Company’s gross unrealized gains and gross unrealized losses, net of tax, is included as accumulated other comprehensive income (OCI) in stockholders’ equity, as none of the securities with gross unrealized losses is considered other-than-temporarily impaired. If it were to be determined that an investment is impaired and the impairment is other-than-temporary, an impairment loss is reclassified from OCI as a charge to earnings and a new carrying basis for the investment established.

For comparative purposes, at December 31, 2005, gross unrealized gains of $3 million and gross unrealized losses of $24 million were included in the securities available for sale portfolio. For further analysis of the securities available for sale portfolio, see Note 2 of the Notes to Consolidated Financial Statements.

Loans Held for Sale - At June 30, 2006, mortgage origination fundings awaiting delivery to the secondary market were $36 million, compared to $24 million at December 31, 2005. Residential mortgage loans are originated by the Mortgage Banking Segment, of which non-conforming adjustable rate, fixed-rate and balloon residential mortgages are normally retained by the BANK. The conforming adjustable rate, fixed-rate and balloon residential mortgage loans are typically sold in the secondary market to eliminate interest rate risk, as well as to generate gains on the sale of these loans and servicing income. Loans held for sale are recorded at the lower of cost or market value.

Loans - Loans represent the largest component of AMCORE’s earning asset base. At June 30, 2006, total loans were $3.9 billion, an increase of $143 million or 8% on an annualized basis from December 31, 2005, and represented 75% of total earning assets, including COLI. See Note 3 of the Notes to Consolidated Financial Statements.

Total commercial real estate loans, including real estate construction loans, increased $104 million or 10% annualized, commercial, financial and agricultural loans increased $21 million, or 6% annualized, and residential real estate loans increased $15 million or 6% on an annualized basis. The increases were driven primarily by the Branch Expansion.

Goodwill - Total goodwill at June 30, 2006 was $6.1 million, unchanged from December 31, 2005.

Deposits - Total deposits at June 30, 2006 were $4.2 billion, a decrease of $18 million when compared to December 31, 2005, due to a decrease of $141 million in bank-issued deposits which totaled $3.4 billion at the end of the second quarter of 2006. The decrease in bank-issued deposits was mostly offset by an increase of $124 million in wholesale deposits. Bank-issued deposits represented 82% and 85% of total deposits at June 30, 2006 and December 31, 2005, respectively.

Borrowings - Borrowings totaled $763 million at June 30, 2006 and were comprised of $398 million of short-term and $366 million of long-term borrowings. Comparable amounts at December 31, 2005 were $489 million and $170 million. While this represented a combined increase in borrowings of $104 million, it also reflected a strategic repositioning of funding, as the $91 million decline in short-term borrowings was replaced with long-term borrowings. Coupled with the first quarter of 2006 sale of the longer-maturity investment securities discussed above, this allowed the Company to mitigate a funding mismatch and reduce its interest rate risk sensitivity. See Notes 6 and 7 of the Notes to Consolidated Financial Statements.

AMCORE has $40 million of Trust Preferred securities outstanding through AMCORE Capital Trust I (Capital Trust). In the first quarter of 2006, $15 million, previously held by the Bank and disallowed as Tier 1 Capital, were sold. Following the sale, the entire $40 million qualifies as Tier 1 capital for regulatory purposes. These securities pay cumulative cash distributions semiannually at an annual rate of 9.35% and are redeemable from March 25, 2007 until March 25, 2017, at a declining premium of 104.675% to 100.00% of the principal amount. After March 25, 2017, they are redeemable at par until June 15, 2027, when redemption is mandatory.

Stockholders’ Equity - Total stockholders’ equity at June 30, 2006 was $395 million, a decrease of $4 million or 1% from December 31, 2005. The decrease in stockholders’ equity was primarily due to an $11 million decrease in accumulated other comprehensive income (OCI) and an $8 million increase in treasury stock. The decline in OCI relates to changes in net unrealized gains and losses on the investment securities available for sale portfolio. These declines in total stockholders equity were partly offset by an increase of $13 million in retained earnings. The $8 million increase in treasury stock was due to the Repurchase Program and the redemption of shares under a pre-existing redemption agreement. See discussion below under “Liquidity and Capital Management – Other uses of liquidity”.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Off-Balance Sheet Arrangements

During the ordinary course of its business, the Company engages in financial transactions that are not recorded on its Consolidated Balance Sheets, are recorded in amounts that are different than their full principal or notional amount, or are recorded on an equity or cost basis rather than being consolidated. Such transactions serve a variety of purposes including management of the Company’s interest rate risk, liquidity and credit concentration risks, optimization of capital utilization, meeting the financial needs of its customers and fulfilling Community Reinvestment Act (CRA) obligations in the markets that it serves.

Auto loan sales - Structured as sales pursuant to SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the Auto Loan Sales are a component of the Company’s liquidity and credit concentration risk management strategy. The Auto Loan Sales are also helpful as a capital management tool.

In the Auto Loan Sales, indirect automobile loan receivables are transferred to a multi-seller variable-interest entity (VIE). Since the Company is not the primary beneficiary of the VIE, consolidation is not required under the terms of Financial Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities.” As a result, the net carrying amount of the loans is removed from the Company’s Consolidated Balance Sheets and certain retained residual interests are recorded. The Company’s retained interests are subordinate to the interests of investors in the VIE and are subject to prepayment risk, interest-rate risk and credit risk on the transferred auto loans. The Company’s risk of loss attributable to credit and prepayment is limited to its interest in the Interest Only Strip. Neither the investors nor the securitization trust have any further recourse to the Company’s other assets. Interest rate risk could exceed the Company’s interest in the Excess Spread, but such a possibility is not considered probable as of June 30, 2006. The Company also retains the rights to service the loans that are sold.

As of June 30, 2006, the balance of automobile loans serviced and not included on the Company’s Consolidated Balance Sheets was $79 million compared to $111 million at December 31, 2005. The carrying value of retained interests was $5 million at June 30, 2006 and $7 million at December 31, 2005. See Note 5 of the Notes to Consolidated Financial Statements.

Mortgage loan sales - The Company originates mortgage loans that it sells to the secondary market. The Company typically retains the right to service the loans that are sold. As of June 30, 2006 and December 31, 2005, the unpaid principal balance of mortgage loans serviced for others was $1.4 billion. These loans are not recorded on the Company’s Consolidated Balance Sheets. The Company, as of June 30, 2006 and December 31, 2005 and in accordance with SFAS No 140, had recorded $14 million and $13 million, respectively, of capitalized mortgage servicing rights. As of June 30, 2006 and December 31, 2005, there was no impairment valuation. See Note 4 of the Notes to Consolidated Financial Statements.

Derivatives - The Company uses derivative contracts to help manage its exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives used most often are interest rate swaps, and on occasion caps, collars and floors (collectively “Interest Rate Derivatives”), mortgage loan commitments and forward contracts. As of June 30, 2006 and December 31, 2005, there were no caps, collars or floors outstanding. Interest Rate Derivatives are contracts with a third-party (the “Counter-party”) to exchange interest payment streams based upon an assumed principal amount (the “Notional Principal Amount”). The Notional Principal Amount is not advanced to/from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams and is not recorded on the Consolidated Balance Sheets. The fair value of the derivatives are marked-to-market in accordance with SFAS No. 138, “Accounting for Derivatives Instruments and Hedging Activities.” AMCORE does not have any derivatives that are held or issued for trading purposes but it does have some derivatives that do not qualify for hedge accounting. AMCORE monitors credit risk exposure to the Counter-parties. All Counter-parties, or their parent company, have investment grade credit ratings and are expected to meet any outstanding interest payment obligations.

The total notional amount of Interest Rate Derivatives outstanding was $173 million and $240 million as of June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006, Interest Rate Derivatives had a net negative carrying and fair value of $1.6 million, compared to a net negative carrying and fair value of $4.1 million at December 31, 2005. The decline in notional amounts, carrying amounts and fair value were attributable to the termination of two fair value hedges in first quarter 2006. The total notional amount of forward contracts outstanding for mortgage loans to be sold in the secondary market was $47 million and $39 million as of June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006, the forward contracts had a net positive carrying and fair value of $91,000, compared to a net negative carrying and fair value of $332,000 at December 31, 2005. For further discussion of derivative contracts, see Notes 8 of the Notes to Consolidated Financial Statements.

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

At June 30, 2006, and December 31, 2005, liabilities in the amount of $276,000 and $183,000, respectively, representing the value of the guarantee obligations associated with certain of the financial and standby letters of credit, had been recorded in accordance with FIN 45. These amounts are expected to be amortized into income over the lives of the commitments. The contractual amount of all letters of credit, including those exempted from the scope of FIN 45, was $216 million and $204 million at June 30, 2006 and December 31, 2005, respectively. See Note 9 of the Notes to Consolidated Financial Statements.

The carrying value of mortgage loan commitments recorded as a liability totaled $15,000 at June 30, 2006 compared to an asset of $150,000 at December 31, 2005. This amount represents the fair value of those commitments marked-to-market in accordance with SFAS 138 and in accordance with Staff Accounting Bulletin No. 105. The total notional amount of mortgage loan commitments was $35 million at June 30, 2006 and $22 million at December 31, 2005. See Note 8 of the Notes to Consolidated Financial Statements.

At June 30, 2006 and December 31, 2005, the Company had extended $966 million and $955 million, respectively, in loan commitments other than the mortgage loan commitments and letters of credit described above. This amount represented the notional amount of the commitment. A liability of $963,000 has been recorded for estimated probable losses on unfunded commitments outstanding at June 31, 2006 compared to $732,000 at December 31, 2005. Prior to the third quarter of 2005, this liability was included as part of the Company’s Allowance.

Equity investments - The Company has a number of non-marketable equity investments that have not been consolidated in its financial statements but rather are recorded in accordance with either the cost or equity method of accounting. At June 30, 2006 and December 31, 2005, these investments included $5 million in private equity fund investments that were reported under either the cost or equity method, depending on the percentage of ownership. Not included in the carrying amount were commitments to fund an additional $1.1 million and $1.3 million, respectively, at some future date. At June 30, 2006, the Company also has recorded investments of $4 million, $20 million, and $92,000 respectively, in stock of the Federal Reserve Bank, the Federal Home Loan Bank (FHLB) and the Federal Agricultural Mortgage Corporation. At December 31, 2005, these amounts were $4 million, $21 million and $112,000, respectively. These investments are recorded at amortized historical cost or fair value, as applicable, with income recorded when dividends are declared.

Other investments, comprised of various affordable housing tax credit projects (AHTCP) and other CRA investments, totaled approximately $833,000 and $407,000 at June 30, 2006 and December 31, 2005, respectively. Losses are limited to the remaining investment and there are no additional funding commitments on the AHTCPs or CRA investments by the Company. Those investments without guaranteed yields were reported on the equity method, while those with guaranteed yields were reported using the effective yield method. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus additional commitments, if any.

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

Fiduciary and agency - The Company’s subsidiaries also hold assets in a fiduciary or agency capacity that are not included in the Consolidated Financial Statements because they are not assets of the Company. Total assets administered by the Company at June 30, 2006 were $2.5 billion and at December 31, 2005 were $2.6 billion.

Contractual Obligations

In the ordinary course of its business, the Company enters into certain contractual arrangements. These obligations include issuance of debt to fund operations, property leases and derivative transactions. During the first six months of 2006, the Company entered into five operating lease agreements. There are no residual value guarantees on these leases and no lease termination penalties or acceleration clauses. A purchase contract in the amount of $1.6 million for a land purchase was entered into during second quarter 2006 and is scheduled to close in 2007. Other than these transactions, there were no material changes in the Company’s contractual obligations since the end of 2005. Amounts as of December 31, 2005 are listed in the following table:

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

ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

AMCORE’s credit risk is centered in its loan portfolio, which totaled $3.9 billion, or 75% of earning assets, including COLI on June 30, 2006. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer’s failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration and borrower concentration.

The Company is also exposed to credit risk with respect to the majority of its $135 million investment in COLI. AMCORE manages this risk by diversifying its holdings among various carriers and by periodic internal credit reviews. All carriers have “Secure” ratings from A. M. Best that range from a low of “A” (Excellent) to “A++” (Superior).

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

The determination by management of the appropriate level of the Allowance amounted to $40.6 million at June 30, 2006, compared to $40.8 million at December 31, 2005. Decreases of $1.7 million for specific loss estimates on certain loans that are individually reviewed for impairment were partially offset by increases of $1.0 million in statistical loss estimates on loan pools based upon historical loss experience and $433,000 for other loss estimates. Other loss estimates are based upon the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect the borrower’s ability to repay, and current economic and industry conditions.

At June 30, 2006, the Allowance as a percent of total loans and of non-accrual loans was 1.05% and 165%, respectively. These compare to the same ratios at December 31, 2005 of 1.10% and 188%. Net charge-offs were $4.4 million for the first six months of 2006, a decrease of $2.0 million from $6.5 million for the same period in 2005. This was 0.24% and 0.39% of annualized average loans for the year-to-date periods of 2006 and 2005, respectively. Decreases included commercial loan net charge-offs of $1.6 million, residential real estate net charge-offs of $230,000 and consumer/installment net charge-offs of $134,000.

Non-performing Assets - Non-performing assets consist of non-accrual loans, loans 90 days past due and still accruing, foreclosed real estate and other repossessed assets. Non-performing assets totaled $30.7 million as of June 30, 2006, a decline of $264,000 or 0.8% from $31.0 million at December 31, 2005 and increased $1.8 million or 6% from $29.0 million at June 30, 2005. The decrease since December 31, 2005 consisted of a $1.2 million decrease in non-performing loans, partly offset by a $934,000 increase in foreclosed assets. The decrease in non-performing loans consisted of $4.1 million decrease in loans 90 days past due partially offset by a $2.9 million increase in non-accrual loans. The $1.8 million increase since June 30, 2005 consisted of a $2.4 million increase in non-performing loans partially offset by a $610,000 decline in foreclosed assets. Total non-performing assets represented 0.57%, 0.58% and 0.56% of total assets at June 30, 2006, December 31, 2005 and June 30, 2005, respectively.

Non-accrual loan totals include a $9.8 million commercial real estate credit that was added to non-accrual loans during the second quarter of 2006. The credit is in the process of workout and the Company has assigned a specific allocation to reflect an estimated impairment loss as of June 30, 2006. While the Company strives to reflect all known risk factors in its evaluation, the ultimate loss could differ materially from the current estimate. The Company expects the workout process to continue for the remainder of the calendar year 2006. See Item 7, Management’s Discussion And Analysis of Financial Condition And Results Of Operation, “Critical Accounting Estimates,” included in the Company’s Form 10-K

Annual Report for the year ended December 31, 2005, for a discussion of the judgments and assumptions that are most critical in determining the adequacy of the Allowance.

In addition to the amount of non-accruing and delinquent loans over 90 days past due, management is aware that other possible credit problems of borrowers may exist. Credits are considered substandard assets due to either less than satisfactory performance history, lack of borrower’s sound worth or paying capacity, or inadequate collateral. Loans classified as substandard are monitored accordingly. As of June 30, 2006 and December 31, 2005, there were $945,000 and $1.1 million, respectively, in this risk category that were 60 to 89 days delinquent and $2.7 million and $3.7 million, respectively, that were 30 to 59 days past due. In addition, as of June 30, 2006 and December 31, 2005, respectively, there were $834,000 and $12.4 million of loans that were current, but had loss allocations of $356,000 and $2.3 million. Included in the December 31, 2005 total of $12.4 million of loans that were current was the $9.8 million commercial real estate loan that was placed on non-accrual during the second quarter 2006.

Concentration of Credit Risks

As previously discussed, AMCORE strives to maintain a diverse loan portfolio in an effort to minimize the effect of credit risk. Summarized below are the characteristics of classifications that exceed 10% of total loans.

Commercial, financial, and agricultural loans were $840 million at June 30, 2006, and comprised 22% of gross loans, of which 0.66% were non-performing. Annualized net charge-offs of commercial loans during the first six months of 2006 and 2005 were 0.32% and 0.46%, respectively, of the average balance of the category. There were no loan concentrations within this category in excess of 10% of total loans.

Commercial real estate and construction loans were $2.2 billion at June 30, 2006, comprising 58% of gross loans, of which 0.85% were classified as non-performing. Annualized net charge-offs of construction and commercial real estate loans during the first six months of 2006 and 2005 were 0.17% and 0.33%, respectively, of the average balance of the category. This category included $524 million of loans to nonresidential building operators, which was 14% of total loans. There were no other loan concentrations within this category that exceeded 10% of total loans.

Residential real estate loans, which include home equity and permanent residential financing, totaled $475 million at June 30, 2006, and represented 12% of gross loans, of which 0.75% were non-performing. Annualized net charge-offs of residential real estate in the first six months of 2006 and 2005 were 0.10% and 0.22%, respectively, of the average balance in this category.

Installment and consumer loans were $314 million at June 30, 2006, and comprised 8% of gross loans, of which 0.26% were non-performing. Annualized net charge-offs of consumer loans in the first six months of 2006 and 2005 were 0.71% and 0.79%, respectively, of the average balance of the category. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $253 million at June 30, 2006. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of consumer credit.

Contained within the concentrations described above, the Company has $1.3 billion of interest only loans, of which $901 million are included in the construction and commercial real estate loan category and $414 million are included in the commercial, financial, and agricultural loan category. In general, these loans are well-secured with an average maturity of less than two years. The Company does not have significant concentrations of negative amortization loans, high loan-to-value loans, option adjustable-rate mortgage loans or loans that initially have below market rates that significantly increase after the initial period.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity Management

Overview - Liquidity management is the process by which the Company, through its Asset and Liability Committee (ALCO) and treasury function, ensures that adequate liquid funds are available to meet its financial commitments on a timely basis, at a reasonable cost and within acceptable risk tolerances.

Liquidity is derived primarily from bank-issued deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources include brokered CDs, Fed Funds purchased lines, Federal Reserve Bank discount window advances, FHLB advances, repurchase agreements, the sale or securitization of loans, balances maintained at correspondent banks and access to other capital markets. Bank-issued deposits, which exclude wholesale deposits, are considered by management to be the primary, most stable and most cost-effective source of funding and liquidity. The Bank also has capacity, over time, to place additional brokered CD’s as a source of mid-to long-term funds.

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

During the first six months of 2006, wholesale funding, which includes borrowings and brokered deposits, increased $228 million. Wholesale funding represented 28% of total assets as of June 30, 2006 compared to 24% at December 31, 2005. The Company remains confident of its ability to meet and manage its short and long-term liquidity needs.

Investment securities portfolio - Scheduled maturities of the Company’s investment securities portfolio and the prepayment of mortgage and asset backed securities represent a significant source of liquidity. Approximately $18 million, or 2%, of the securities portfolio will contractually mature during the remainder of 2006. This does not include mortgage and asset backed securities since their payment streams may differ from contractual maturities because borrowers may have the right to prepay obligations, typically without penalty.

Loans - Funding of loans is the most significant liquidity need, representing 71% of total assets as of June 30, 2006. Since December 31, 2005, loans increased $143 million. Loans held for sale, which represents mortgage origination funding awaiting delivery to the secondary market, increased $12 million since December 31, 2005. The scheduled repayments and maturities of loans represent a substantial source of liquidity. Loan growth from same-store and Branch Expansion continue to be the greatest liquidity need of the Company.

Bank-issued deposits - Bank-issued deposits typically are the most cost-effective and reliable source of liquidity for the Company. Since December 31, 2005, bank-issued deposits decreased $141 million. The decline was partly due to seasonal factors and partly due to a decline in money market deposits placed by correspondent banks as higher-rate deposit attraction strategies by the Company gave way to a more market-oriented, spread-based deposit sales strategy.

Branch expansion - The Company’s Branch Expansion strategy poses the greatest challenge to short and long-term liquidity. The Branch Expansion has required, and will continue to require, other sources of liquidity to fund the expected loan growth net of expected deposit growth and the remaining $59 million authorized capital investment. Since inception, the Branch Expansion has required the funding of $1.63 billion in loans while generating $701 million in deposits.

Parent company - In addition to the overall liquidity needs of the consolidated Company, the parent company requires adequate liquidity to pay its expenses, repay debt when due, and pay stockholder dividends. Liquidity is primarily provided to the parent through the Bank and other subsidiaries in the form of dividends. In the first six months of 2006, dividends from subsidiaries amounted to $20 million, compared to $17 million in the same period a year ago.

Other sources of liquidity - As of June 30, 2006, other sources of readily available liquidity totaled $879 million and included $214 million of Fed Funds lines, unused collateral sufficient to support $387 million in Federal Reserve Bank discount window advances, $265 million of unpledged debt investment securities, and $13 million of FHLB advances. These amounts totaled $1.1 billion at December 31, 2005 and also included $48 million available under a prior commercial paper and back-up line-of-credit arrangement. The Company also has capacity, over time, to place sufficient amounts of brokered CDs as a source of mid- to long-term liquidity. The Bank’s indirect auto portfolio, which at June 30, 2006 was $253 million, is a potential source of liquidity through additional Auto Loan Sales, but declining volumes and aging of the portfolio decreases the likelihood that the remaining portfolio would meet the eligibility criteria established by the securitization trust. The Bank also has a home equity portfolio of $226 million. Certain of these loans could also be packaged and securitized but the Bank has no current plans to do so.

Other uses of liquidity - At June 30, 2006, other potential uses of liquidity totaled $1.2 billion and included $966 million in commitments to extend credit, $35 million in residential mortgage commitments primarily for sale to the secondary market, and $216 million in letters of credit. At December 31, 2005, these amounts also totaled $1.2 billion.

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

Capital Management

Total stockholders’ equity at June 30, 2006, was $395 million, a decrease of $4 million or 1% from December 31, 2005. The decrease in stockholders’ equity was primarily due to an $11 million decline in OCI and an $8 million increase in treasury stock partially offset by an increase in retained earnings of $13 million. The decline in OCI relates to changes in net unrealized gains and losses on the investment securities available for sale portfolio. The increase in treasury stock was due to the Repurchase Program and the Redemption Agreement.

AMCORE paid $9 million of cash dividends during the first six months of 2006, which represent $0.37 per share, or a dividend payout ratio of 42%. This compares to $0.34 per share paid during the first six months of 2005, which represent a payout ratio of 35%. The book value per share remained flat at $16.06 at June 30, 2006 and at December 31, 2005.

In addition to the recently announced Repurchase Program and the Redemption Agreement, the Company does repurchase shares in open-market and private transactions in accordance with Exchange Act Rule 10b-18. These repurchases are used to replenish the Company’s treasury stock for re-issuances related to stock options and other employee benefit plans. Also repurchased are direct repurchases from participants related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. During the first six months of 2006, the Company purchased 297,039 shares in open-market and private transactions at an average price of $30.79 per share.

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

As the following table indicates, AMCORE’s total risk-based capital, Tier 1 capital and leverage ratio all significantly exceed the regulatory minimums, as of June 30, 2006. The Bank, whose ratios are not presented below, is considered a “well-capitalized” institution based on regulatory guidelines.

	Actual		Minimum Capital Adequacy
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$492,865	11.03%	$357,398	8.00%
Tier 1 Capital (to Risk Weighted Assets)	$452,289	10.12%	$178,699	4.00%
Tier 1 Capital (to Average Assets)	$452,289	8.40%	$215,337	4.00%
Risk Weighted Assets	$4,467,477

Average Assets	$5,383,419

TABLE 1

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	For the Three Months ended June 30,
	2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$1,145,757	$12,940	4.52%	$1,234,262	$14,170	4.59%
Short-term investments	6,570	87	5.31%	9,127	69	3.04%
Loans held for sale	26,420	341	5.16%	24,457	324	5.30%
Loans:
Commercial	832,541	16,332	7.87%	755,104	12,005	6.38%
Commercial real estate	2,190,746	41,315	7.56%	1,913,179	30,698	6.44%
Residential real estate	479,585	8,122	6.78%	432,613	6,512	6.03%
Consumer	317,362	5,500	6.95%	316,595	5,230	6.63%

Total loans (1) (3)	$3,820,234	$71,269	7.48%	$3,417,491	$54,445	6.39%

Total interest-earning assets	$4,998,981	$84,637	6.79%	$4,685,337	$69,008	5.90%
Allowance for loan losses	(41,532)			(41,620)
Non-interest-earning assets	398,946			419,579

Total assets	$5,356,395			$5,063,296

Liabilities and Stockholders’ Equity:
Interest-bearing demand & savings deposits	$1,779,003	$12,520	2.82%	$1,725,678	$7,781	1.81%
Time deposits	1,237,080	12,261	3.98%	1,107,470	8,084	2.93%

Total Bank issued interest-bearing deposits	$3,016,083	$24,781	3.30%	$2,833,148	$15,865	2.25%
Wholesale deposits	703,222	8,233	4.70%	624,886	5,693	3.65%
Short-term borrowings	349,648	4,112	4.72%	505,468	3,847	3.05%
Long-term borrowings	340,833	5,121	6.03%	164,223	2,476	6.05%

Total interest-bearing liabilities	$4,409,786	$42,247	3.84%	$4,127,725	$27,881	2.71%
Non-interest bearing deposits	486,103			485,796
Other liabilities	62,286			60,129
Realized Stockholders' Equity	418,307			395,607
Other Comprehensive Loss	(20,087)			(5,961)

Total Liabilities & Stockholders’ Equity	$5,356,395			$5,063,296

Net Interest Income (FTE)		$42,390			$41,127

Net Interest Spread (FTE)			2.95%			3.19%

Interest Rate Margin (FTE)			3.40%			3.52%

(1)

The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35%. FTE adjustments totaled $1.1 million in 2006 and $1.2 million in 2005.

(2)	The average balances of the securities are based on amortized historical cost.

(3)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $776,000 and $651,000 for 2006 and 2005, respectively.

TABLE 2

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	For the Six Months ended June 30,
	2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$1,170,793	$26,583	4.54%	$1,233,011	$28,391	4.61%
Short-term investments	7,307	184	5.08%	7,011	100	2.88%
Loans held for sale	24,705	624	5.05%	22,777	557	4.89%
Loans:
Commercial	822,173	31,515	7.73%	737,258	22,736	6.22%
Commercial real estate	2,175,842	80,231	7.44%	1,881,200	58,667	6.29%
Residential real estate	476,804	15,847	6.68%	428,377	12,654	5.93%
Consumer	315,092	10,740	6.87%	318,130	10,333	6.55%

Total loans (1) (3)	$3,789,911	$138,333	7.36%	$3,364,965	$104,390	6.25%

Total interest-earning assets	$4,992,716	$165,724	6.68%	$4,627,764	$133,438	5.80%
Allowance for loan losses	(42,118)			(41,845)
Non-interest-earning assets	397,861			418,022

Total assets	$5,348,459			$5,003,941

Liabilities and Stockholders’ Equity:
Interest-bearing demand & savings deposits	$1,804,942	$24,432	2.73%	$1,644,789	$13,109	1.61%
Time deposits	1,218,850	22,985	3.80%	1,104,349	15,396	2.81%

Total Bank issued interest-bearing deposits	$3,023,792	$47,417	3.16%	$2,749,138	$28,505	2.09%
Wholesale deposits	681,781	15,439	4.57%	634,754	11,029	3.50%
Short-term borrowings	439,699	9,953	4.56%	529,190	7,373	2.81%
Long-term borrowings	258,872	8,002	6.23%	165,549	4,896	5.96%

Total interest-bearing liabilities	$4,404,144	$80,811	3.70%	$4,078,631	$51,803	2.56%
Non-interest bearing deposits	479,674			475,183
Other liabilities	65,440			61,505
Realized Stockholders’ Equity	416,405			391,580
Other Comprehensive Loss	(17,204)			(2,958)

Total Liabilities & Stockholders’ Equity	$5,348,459			$5,003,941

Net Interest Income (FTE)		$84,913			$81,635

Net Interest Spread (FTE)			2.98%			3.24%

Interest Rate Margin (FTE)			3.42%			3.54%

(1)

The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35%. FTE adjustments totaled $2.2 million in 2006 and $2.4 million in 2005.

(2)	The average balances of the securities are based on amortized historical cost.

(3)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $1.6 million and $1.3 million for 2006 and 2005, respectively.

TABLE 3

ANALYSIS OF QUARTER-TO-QUARTER CHANGES IN NET INTEREST INCOME

	For the Three Months Ended June 30, 2006/2005
	Increase/(Decrease) Due to Change in		Total Net Increase (Decrease)
	Average Volume	Average Rate
	(in thousands)
Interest Income:
Investment securities	$(1,003)	$(227)	$(1,230)
Short-term investments	(23)	41	18
Loans held for sale	26	(9)	17
Loans:
Commercial	1,319	3,008	4,327
Commercial real estate	4,807	5,810	10,617
Residential real estate	748	862	1,610
Consumer	13	257	270

Total loans	6,862	9,962	16,824

Total Interest-Earning Assets	$4,829	$10,800	$15,629

Interest Expense:
Interest-bearing demand & savings deposits	$248	$4,491	$4,739
Time deposits	1,029	3,148	4,177

Total Bank issued interest-bearing deposits	1,082	7,834	8,916
Wholesale deposits	776	1,764	2,540
Short-term borrowings	(1,420)	1,685	265
Long-term borrowings	2,654	(9)	2,645

Total Interest-Bearing Liabilities	$2,023	$12,343	$14,366

Net Interest Income (FTE)	$2,806	$(1,543)	$1,263

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

TABLE 4

ANALYSIS OF YEAR-TO-DATE CHANGES IN NET INTEREST INCOME

	For the Six Months Ended June 30, 2006/2005
	Increase/(Decrease) Due to Change in		Total Net Increase (Decrease)
	Average Volume	Average Rate
	(in thousands)
Interest Income:
Investment securities	$(1,418)	$(390)	$(1,808)
Short-term investments	4	80	84
Loans held for sale	48	19	67
Loans:
Commercial	2,823	5,956	8,779
Commercial real estate	9,963	11,601	21,564
Residential real estate	1,514	1,679	3,193
Consumer	(100)	507	407

Total loans	14,152	19,791	33,943

Total Interest-Earning Assets	$11,044	$21,242	$32,286

Interest Expense:
Interest-bearing demand & savings deposits	$1,385	$9,938	$11,323
Time deposits	1,724	5,865	7,589

Total Bank issued interest-bearing deposits	3,086	15,826	18,912
Wholesale deposits	866	3,544	4,410
Short-term borrowings	(1,414)	3,994	2,580
Long-term borrowings	2,876	230	3,106

Total Interest-Bearing Liabilities	$4,408	$24,600	$29,008

Net Interest Income (FTE)	$6,636	$(3,358)	$3,278

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

TABLE 5

ASSET QUALITY

The components of non-performing loans and foreclosed assets at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Impaired loans:
Non-accrual loans
Commercial	$6,321	$4,483
Real estate	12,388	13,083
Other non-performing:
Non-accrual loans (1)	5,830	4,114
Loans 90 days or more past due and still accruing	4,476	8,533

Total non-performing loans	$29,015	$30,213

Foreclosed assets:
Real estate	1,025	621
Other	681	151

Total foreclosed assets	$1,706	$772

Total non-performing assets	$30,721	$30,985

Troubled debt restructurings	$13	$13

(1)	These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

An analysis of the allowance for loan losses for the periods ended June 30, 2006 and 2005 is presented below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands)		($ in thousands)
Balance at beginning of period	$40,733	$40,954	$40,756	$40,945
Charge-Offs:
Commercial, financial and agricultural	441	679	1,442	2,101
Real estate - Commercial	1,279	2,532	1,994	3,207
Real estate - Residential	323	423	407	554
Installment and consumer	1,243	736	2,546	1,883
Direct leases	—	49	—	49

	3,286	4,419	6,389	7,794
Recoveries:
Commercial, financial and agricultural	55	150	139	465
Real estate - Commercial	125	10	185	118
Real estate - Residential	33	30	178	95
Installment and consumer	650	248	1,441	644
Direct leases	—	—	—	—

	863	438	1,943	1,322
Net Charge-Offs	2,423	3,981	4,446	6,472
Provision charged to expense	2,250	3,502	4,250	6,002

Balance at end of period	$40,560	$40,475	$40,560	$40,475

Ratio of net-charge-offs during the period to average loans outstanding during the period (1)	0.25%	0.47%	0.24%	0.39%

(1)	On an annualized basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As part of its normal operations, AMCORE is subject to interest-rate risk on the interest-earning assets it invests in (primarily loans and securities) and the interest-bearing liabilities it funds with (primarily customer deposits, brokered deposits and borrowed funds), as well as its ability to manage such risk. Fluctuations in interest rates may result in changes in the fair market values of AMCORE’s financial instruments, cash flows and net income. Like most financial institutions, AMCORE has an exposure to changes in both short-term and long-term interest rates.

While AMCORE manages other risks in its normal course of operations, such as credit and liquidity risk, it considers interest-rate risk to be its most significant market risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of AMCORE’s business activities and operations. In addition, since AMCORE does not hold a trading portfolio, it is not exposed to significant market risk from trading activities. During second quarter 2006, there were no material changes in AMCORE’s primary market risk exposures. Based upon current expectations, no material changes are anticipated in the future in the types of market risks facing AMCORE.

Like most financial institutions, AMCORE’s net income can be significantly impacted by external factors. These factors include, but are not limited to: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities re-price, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices and balance sheet growth. ALCO regularly reviews the assumptions being utilized in light of market conditions.

AMCORE’s asset and liability management process is utilized to manage market and interest rate risk through structuring the balance sheet and off-balance sheet positions to maximize net income while maintaining acceptable levels of risk to changes in market interest rates. While achievement of this goal requires a balance between earnings, liquidity and interest rate risk, there are opportunities to enhance revenues through managed risk. Interest rate sensitivity analysis is performed monthly using various simulations with an asset/liability modeling system. These analyses are reviewed by the ALCO, whose actions attempt to minimize any sudden or sustained negative impact that interest rate movements may have on net income. ALCO reviews the impact of liquidity, capital adequacy and rate sensitivity, among other things, and determines appropriate policy direction to maintain or meet established ALCO guidelines.

Based upon an immediate increase in interest rates of 100 basis points and no change in the slope of the yield curve, the potential decrease in pre-tax income for the twelve-month period beginning July 1, 2006 would be approximately 1.4% of base forecasted pre-tax income. Conversely, an immediate decrease in interest rates of 100 basis points and no change in the slope of the yield curve would result in a potential decrease in pre-tax income for the twelve-month period beginning July 1, 2006 of 0.5% of base forecasted pre-tax income. These analyses assume no growth in assets or liabilities and replacement of maturing instruments with like-kind instruments. During the second quarter AMCORE changed its benchmark of net interest margin to pre-tax income. At December 31, 2005, the potential decrease in pre-tax income for the 100 basis points immediate increase would have been 3.7% and the potential decrease in pre-tax income for the 100 basis points immediate decrease in rates would have been 1.9%.

The amounts and assumptions used in the rising and falling rate scenarios should not be viewed as indicative of expected actual results. In addition to rising or falling interest rates, AMCORE’s net income can be significantly impacted by a variety of external factors, such as those previously noted. In addition, as interest rates move, the ALCO is likely to adjust interest rate risk management strategies to limit, to the extent possible, the adverse impact that such changes in interest rates might otherwise have on AMCORE’s net income, as well as maximize potential positive impacts such movements might have.

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

PART II - Other Information

ITEM 1. Legal Proceedings

Management believes that no litigation is threatened or pending in which the Company faces potential loss or exposure which will materially affect the Company’s financial position or results of operations. For a discussion of the Bank’s expected entry into a Consent Order with the OCC, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Developments. Since the Company’s subsidiaries act as depositories of funds, trustee and escrow agents, they occasionally are named as defendants in lawsuits involving claims to the ownership of funds in particular accounts. This and other litigation is incidental to the Company’s business.

ITEM 1A. Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2005 10-K for the fiscal year ended December 31, 2005.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table presents information relating to all Company repurchases of common stock during the second quarter of 2006:

Issuer Purchases of Equity Securities

Period	(a) Total # of Shares Purchased	(b) Average Price Paid per Share	(c) Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum # (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2006	4,610	$27.74	—	—
May 1 – 31, 2006	292,429	30.84	—	—
June 1 – 30, 2006	—	—	—	—

Total	297,039	$30.79	—	—

The Company’s Board of Directors authorized a share repurchase program on May 3, 2006. The repurchase program allows the repurchase of up to 3 million shares for a 12-month period and will be executed through open market or privately negotiated purchases. The Company regularly repurchases shares in open-market transactions in accordance with Exchange Act Rule 10b-18 through a limited group of brokers to replenish the Company’s treasury stock for re-issuances related to stock option exercises and other employee benefit plans. Included in the repurchased shares above are direct repurchases from participants, at their discounted price, related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. Also included are 9,177 shares tendered to effect stock option exercise transactions.

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)	AMCORE Financial, Inc. 2006 Annual Meeting of Stockholders was held on May 2, 2006.

(c)	Matters voted upon at the Annual Meeting of Stockholders:

Proxies were solicited by AMCORE Financial, Inc. management for the purpose of electing four Class II directors. The following individuals were elected as directors:

Class	Name	Votes For	Votes Withheld	Term Expiration
II	Kenneth E. Edge	20,480,232	350,095	2009
II	John W. Gleeson	20,541,246	289,081	2009
II	William R. McManaman	20,548,713	281,614	2009
II	Jack D. Ward	20,484,501	345,826	2009

Proxies were solicited by AMCORE Financial, Inc. management to ratify the appointment of KPMG LLP as independent auditors. The appointment of KPMG LLP was ratified via 20,443,706 votes for, 299,997 votes against and 86,624 votes abstaining the ratification of the appointment.

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

10.1

Severance Agreement, Release and Waiver, dated July 10, 2006, between AMCORE Financial, Inc. and Joseph B. McGougan (Incorporated by reference to AMCORE’s Form 8-K as filed with the Commission on July 11, 2006).

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

AMCORE Financial, Inc.

Date:	August 9, 2006	By:	/s/ Donald H. Wilson
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

10.1

Severance Agreement, Release and Waiver, dated July 10, 2006, between AMCORE Financial, Inc. and Joseph B. McGougan (Incorporated by reference to AMCORE’s Form 8-K as filed with the Commission on July 11, 2006).

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