Form 10-Q
period 2006-09-30
AMCORE FINANCIAL INC
filed 2006-11-09
CIK 714756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the registrant’s common stock, par value $0.22 per share, at November 1, 2006 was 23,942,000.

AMCORE Financial, Inc.

Form 10–Q Table of Contents

PART 1. ITEM 1. FINANCIAL STATEMENTS

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

			September 30, 2006	December 31, 2005
			( in thousands, except share data)
ASSETS
Cash and cash equivalents			$121,599	$144,350
Interest earning deposits in banks and fed funds sold			6,238	5,713
Loans held for sale			19,258	24,138
Securities available for sale, at fair value			1,066,973	1,183,384
Gross loans			3,952,724	3,721,864
Allowance for loan losses			(40,626)	(40,756)

Net loans			$3,912,098	$3,681,108
Company owned life insurance			134,951	132,472
Premises and equipment, net			89,338	84,818
Goodwill			6,148	6,148
Foreclosed real estate, net			1,540	621
Other assets			89,024	82,150

Total Assets			$5,447,167	$5,344,902

LIABILITIES
Deposits:
Non-interest bearing deposits			$514,845	$524,875
Interest bearing deposits			1,769,100	1,873,274
Time deposits			1,228,787	1,188,337

Total bank issued deposits			$3,512,732	$3,586,486
Wholesale deposits			783,630	626,730

Total deposits			$4,296,362	$4,213,216
Short-term borrowings			352,003	489,334
Long-term borrowings			326,904	169,730
Other liabilities			65,797	74,105

Total Liabilities			$5,041,066	$4,946,385

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued Common stock, $0.22 par value; authorized 45,000,000 shares;			$—	$—

	September 30, 2006	December 31, 2005
Issued	29,963,739	29,938,942
Outstanding	24,276,980	24,810,703	6,658	6,652
Treasury stock	5,686,759	5,128,239	(121,014)	(104,240)
Additional paid-in capital			76,120	74,110
Retained earnings			455,770	435,113
Deferred compensation			—	(294)
Accumulated other comprehensive loss			(11,433)	(12,824)

Total Stockholders’ Equity			$406,101	$398,517

Total Liabilities and Stockholders’ Equity			$5,447,167	$5,344,902

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	( in thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$75,364	$59,273	$213,347	$163,313
Interest on securities:
Taxable	10,057	10,903	31,459	33,358
Tax-exempt	1,632	1,821	5,000	5,679

Total Income on Securities	$11,689	$12,724	$36,459	$39,037

Interest on federal funds sold and other short-term investments	34	82	192	164
Interest and fees on loans held for sale	385	451	1,009	1,008
Interest on deposits in banks	53	8	79	26

Total Interest Income	$87,525	$72,538	$251,086	$203,548

INTEREST EXPENSE
Interest on deposits	$36,650	$24,581	$99,506	$64,115
Interest on short-term borrowings	4,055	4,553	14,008	11,926
Interest on long-term borrowings	5,670	2,595	13,672	7,491

Total Interest Expense	$46,375	$31,729	$127,186	$83,532

Net Interest Income	41,150	40,809	123,900	120,016
Provision for loan losses	2,863	4,462	7,113	10,464

Net Interest Income After Provision for Loan Losses	$38,287	$36,347	$116,787	$109,552

NON-INTEREST INCOME
Investment management and trust income	$4,182	$3,638	$11,817	$11,345
Service charges on deposits	6,931	6,410	19,086	17,444
Mortgage banking income	762	1,683	3,055	3,411
Company owned life insurance income	2,870	1,479	4,948	3,947
Brokerage commission income	700	575	2,325	2,052
Bankcard fee income	1,690	1,261	4,562	3,597
Gain on sale of loans	116	162	426	458
Other	3,909	1,639	7,881	5,444

Non-Interest Income, Excluding Net Security (Losses) Gains	$21,160	$16,847	$54,100	$47,698
Net security (losses) gains	—	(1)	225	403

Total Non-Interest Income	$21,160	$16,846	$54,325	$48,101
OPERATING EXPENSES
Compensation expense	$19,127	$17,415	$59,145	$50,607
Employee benefits	4,147	4,438	13,500	13,453
Net occupancy expense	3,183	2,658	8,404	7,961
Equipment expense	2,350	2,946	6,906	7,734
Data processing expense	674	587	2,219	1,700
Professional fees	2,743	1,040	7,103	3,070
Communication expense	1,379	1,218	3,857	3,481
Advertising and business development	1,789	1,614	5,350	4,892
Other	7,076	4,925	16,632	14,154

Total Operating Expenses	$42,468	$36,841	$123,116	$107,052

Income from continuing operations before income taxes	$16,979	$16,352	$47,996	$50,601
Income taxes	4,474	4,646	13,598	14,604

Income from continuing operations	$12,505	$11,706	$34,398	$35,997

Discontinued operations:
Income (loss) from discontinued operations	$—	$1,476	$(131)	1,384
Income tax expense (benefit)	—	599	(51)	591

Income (loss) from discontinued operations	$—	$877	$(80)	$793

Net Income	$12,505	$12,583	$34,318	$36,790

EARNINGS PER COMMON SHARE
Basic: Income from continuing operations	$0.51	$0.47	$1.39	$1.45
Income from discontinued operations	—	0.04	—	0.03

Net Income	$0.51	$0.51	$1.39	$1.48

Diluted: Income from continuing operations	$0.51	$0.47	$1.39	$1.44
Income from discontinued operations	—	0.03	—	0.03

Net Income	$0.51	$0.50	$1.39	$1.47

DIVIDENDS PER COMMON SHARE	$0.185	$0.17	$0.555	$0.51
AVERAGE COMMON SHARES OUTSTANDING
Basic	24,463	24,823	24,646	24,811
Diluted	24,498	25,138	24,738	25,079

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except share data)
Balance at December 31, 2004	$6,643	$(102,832)	$74,102	$407,045	$(273)	$1,893	$386,578

Comprehensive Income (Loss):
Net Income	—	—	—	36,790	—		36,790

Net unrealized holding losses on securities available for sale arising during the period	—	—	—	—	—	(16,609)	(16,609)
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(403)	(403)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	6,475	6,475

Net unrealized losses on securities available for sale	—	—	—	—	—	(10,537)	(10,537)

Comprehensive Income (Loss)	—	—	—	36,790	—	(10,537)	26,253
Cash dividends on common stock - $0.51 per share	—	—	—	(12,652)	—	—	(12,652)
Purchase of 188,728 shares for the treasury	—	(5,583)	—	—	—	—	(5,583)
Deferred compensation expense and other	—	—	516	—	157	—	673
Reissuance of 172,543 treasury shares for incentive plans	—	5,128	(1,245)	—	(220)	—	3,663
Issuance of 25,276 common shares for Employee Stock Plan	6	—	600	—	—	—	606

Balance at September 30, 2005	$6,649	$(103,287)	$73,973	$431,183	$(336)	$(8,644)	$399,538

Balance at December 31, 2005	$6,652	$(104,240)	$74,110	$435,113	$(294)	$(12,824)	$398,517

Comprehensive Income (Loss):
Net Income	—	—	—	34,318	—	—	34,318

Net unrealized holding gains on securities available for sale arising during the period	—	—	—	—	—	2,483	2,483
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(225)	(225)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	(867)	(867)

Net unrealized gains on securities available for sale	—	—	—	—	—	1,391	1,391

Comprehensive Income	—	—	—	34,318	—	1,391	35,709

Cash dividends on common stock - $0.555 per share	—	—	—	(13,661)	—	—	(13,661)
Purchase of 740,546 shares for the treasury	—	(22,265)	—	—	—	—	(22,265)
Deferred compensation expense and other	—	—	136	—	—	—	136
Stock-based compensation	—	—	2,362	—	—	—	2,362
Reclassification upon adoption of SFAS No. 123R			342		294	—	636
Reissuance of 182,026 treasury shares for incentive plans	—	5,491	(1,435)	—	—	—	4,056
Issuance of 24,797 common shares for Employee Stock Plan	6	—	605	—	—	—	611

Balance at September 30, 2006	$6,658	$(121,014)	$76,120	$455,770	$—	$(11,433)	$406,101

See accompanying notes to consolidated financial statements.

AMCORE FINANICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Cash Flows From Operating Activities
Net income	$34,318	$36,790
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	5,315	6,460
Amortization and accretion of securities, net	1,214	1,341
Stock-based compensation expense	2,362	—
Tax benefit on exercise of stock options	535	610
Excess tax benefits from stock-based compensation	(137)	—
Provision for loan losses	7,113	10,464
Company owned life insurance income, net of death claims	(3,645)	(3,947)
Net securities gains	(225)	(403)
Net gains on sale of loans	(426)	(458)
Net gains on sale of mortgage loans held for sale	(1,306)	(2,055)
Originations of mortgage loans held for sale	(237,909)	(287,138)
Proceeds from sales of mortgage loans held for sale	244,095	271,372
Deferred income tax (benefit) expense	(115)	254
Net (increase) decrease in other assets	(3,612)	12,882
Net (decrease) increase in other liabilities	(6,241)	5,265

Net cash provided by operating activities	$41,336	$51,437

Cash Flows From Investing Activities
Proceeds from maturities of securities available for sale	$156,372	$166,088
Proceeds from sales of securities available for sale	40,488	34,994
Purchase of securities available for sale	(79,179)	(164,705)
Net increase in interest earning deposits in banks and fed funds sold	(525)	(5,032)
Net increase in loans	(250,512)	(342,150)
Proceeds from the sale of loans	6,780	8,359
Net death claim (investment) in company owned life insurance	1,166	(3,314)
Premises and equipment expenditures, net	(9,815)	(5,896)
Proceeds from the sale of foreclosed real estate	1,101	4,642

Net cash used for investing activities	$(134,124)	$(307,014)

Cash Flows From Financing Activities
Net (decrease) increase in non-interest-bearing demand deposits	$(10,030)	$22,836
Net (decrease) increase in interest-bearing demand deposits	(104,174)	298,085
Net increase in time deposits	40,450	72,649
Net increase (decrease) in wholesale deposits	156,900	(32,185)
Net decrease in short-term borrowings	(144,852)	(89,108)
Proceeds from long-term borrowings	279,400	22,800
Payment of long-term borrowings	(116,000)	—
Dividends paid	(13,661)	(12,652)
Issuance of common shares for employee stock plan	611	606
Reissuance of treasury shares for incentive plans	3,521	3,053
Excess tax benefits from stock-based compensation	137	—
Purchase of shares for treasury	(22,265)	(5,583)

Net cash provided by financing activities	$70,037	$280,501

Net change in cash and cash equivalents	$(22,751)	$24,924
Cash and cash equivalents:
Beginning of year	144,350	117,072

End of period	$121,599	$141,996

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$94,320	$63,517
Interest paid on borrowings	25,662	18,430
Income tax payments	15,897	12,008

Non-Cash Investing and Financing
Foreclosed real estate - acquired in settlement of loans	1,895	2,054
Transfer current portion of long-term borrowings to short-term borrowings	7,521	16,715
Capitalized interest	240	46

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

Operating results for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the 2005 Form 10–K.

Discontinued Operations

During 2005, the Company closed on the transition of three Vintage equity funds into two mutual funds managed by Federated Investors, Inc. and sold its subsidiary Investors Management Group, Ltd. (IMG). The transition of $142 million in assets of three Vintage equity funds to the two Federated mutual funds was completed in September 2005, resulting in a pre-tax gain of $1.3 million. On December 30, 2005, the Company completed the sale of IMG resulting in a $576,000 pre-tax loss, net of associated costs, and a $3.2 million tax charge. The operating results for IMG have been reclassified and shown as discontinued operations on the Statements of Income and in the Notes to the Consolidated Financial Statements for all periods presented. This includes the effect of the sale of IMG and the transition of the Vintage equity funds.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. The standard requires companies to recognize the funded status of benefit plans in its statement of financial position, recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. This standard is effective as of the end of the fiscal year ending after December 15, 2006, with the exception of the measurement date of plan assets and obligations, which is effective for fiscal years beginning after December 15, 2008. The Company has not completed its evaluation of the standard, but adoption is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The standard applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. For some entities, the application of the standard may change how fair value is measured. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. The Company has not completed its evaluation of the standard, but adoption is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, which provides guidance on the effects of the accumulation of prior year misstatements in quantifying current year misstatements and for assessing materiality. The guidance is intended to eliminate diversity in practice by requiring that materiality for a current year misstatement be assessed by considering both the cumulative amount and current year resulting from the misstatement. For companies affected by the guidance, restatement of prior financial statements is generally not required as long as the effect of initially applying the guidance is reflected in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment should be made to the opening balance of retained earnings for that year. The Company has not completed its evaluation of the guidance, but adoption is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The Issue requires companies to recognize a liability in accordance with FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or Accounting Principles Board (APB) Opinion No. 12 for future benefits on split dollar insurance arrangements if the benefit to the employee extends to postretirement periods. The issue is required to be applied to fiscal years beginning after December 15, 2007, with earlier application permitted. Recognition of the liability should be through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. The Company has not completed its evaluation of this issue, but adoption is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB also ratified EITF Issue No. 06-5 “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin (TB) No. 85-4, Accounting for Purchases of Life Insurance.” The Issue discusses whether an entity should consider the contractual ability to surrender all of the individual-life policies or (certificates under a group life policy) together when determining the amount that could be realized in accordance with TB 85-4. Under some insurance contracts, the policies provide a surrender value greater if all individual policies are surrendered at the same time rather than if the policies were surrendered over a period of time. The EITF determined that any additional amounts included in the contractual terms should be considered when determining the realizable amounts. This issue is effective for fiscal years beginning after December 15, 2006, with earlier application permitted, with the effects of applying this Issue being either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company has not completed its evaluation of this issue, but adoption is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In June 2006, the FASB issued Financial Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” that clarifies the accounting for uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the standard, but adoption of this interpretation is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 requires an entity to separately recognize servicing assets and servicing liabilities and to report these balances at fair value upon inception. Future methods of assessing values can be performed using either the amortization or fair value measurement techniques. Adoption of SFAS No. 156 is required for transactions occurring in fiscal years beginning after September 15, 2006. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. This Statement is effective, on a prospective basis, for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 on January 1, 2006 did not affect the Company’s financial position or results of operation.

SFAS No. 123R, “Share-Based Payment” was issued in December 2004 and requires compensation cost relating to share-based payment transactions be recognized in the Consolidated Financial Statements for periods beginning after December 15, 2005. Companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the Consolidated Statements of Income. SFAS 123R supercedes APB Opinion No. 25 and revises guidance in SFAS 123, “Accounting for Stock-Based Compensation”. See Note 13 of the Notes to the Consolidated Financial Statements for information on the assumptions used to calculate the fair value of stock-based compensation and other disclosures required by SFAS 123R.

In November 2005, the FASB issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” that allows for a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The Company has not yet determined if the simplified method will be elected. The election will be determined during the fourth quarter of 2006.

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

NOTE 2 - SECURITIES

A summary of information for investment securities, categorized by security type, at September 30, 2006 and December 31, 2005 follows. Fair values are based on quoted market prices or are based on quoted prices for similar financial instruments.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2006
Securities Available for Sale:
U.S. Treasury	$5,004	$—	$(61)	$4,943
U.S. Government sponsored enterprises (GSEs)	58,578	20	(992)	57,606
GSEs and U.S. agency mortgage-backed securities (1)	802,853	760	(19,199)	784,414
State and political subdivisions	164,355	1,904	(852)	165,407
Corporate obligations and other (2)	54,617	361	(375)	54,603

Total Securities Available for Sale	$1,085,407	$3,045	$(21,479)	$1,066,973

December 31, 2005
Securities Available for Sale:
U.S. Treasury	$5,008	$—	$(91)	$4,917
U.S. Government sponsored enterprises (GSEs)	117,161	43	(1,445)	115,759
GSEs and U.S. agency mortgage-backed securities (1)	851,552	788	(20,450)	831,890
State and political subdivisions	166,051	2,244	(1,114)	167,181
Corporate obligations and other (2)	64,304	56	(723)	63,637

Total Securities Available for Sale	$1,204,076	$3,131	$(23,823)	$1,183,384

A summary of unrealized loss information for investment securities, categorized by security type, was as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (3)	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2006
Securities Available for Sale:
U.S. Treasury	$—	$—	$4,943	$(61)	$4,943	$(61)
U.S. Government sponsored enterprises (GSEs)	11,408	(16)	37,307	(976)	48,715	(992)
GSEs and U.S. agency mortgage-backed securities (1)	23,019	(73)	688,224	(19,126)	711,243	(19,199)
State and political subdivisions	21,425	(101)	40,392	(751)	61,817	(852)
Corporate obligations and other	5,113	(22)	11,382	(353)	16,495	(375)

Total Unrealized Losses on Securities Available for Sale	$60,965	$(212)	$782,248	$(21,267)	$843,213	$(21,479)

December 31, 2005
Securities Available for Sale:
U.S. Treasury	$—	$—	$4,917	$(91)	$4,917	$(91)
U.S. Government sponsored enterprises (GSEs)	37,357	(491)	63,773	(954)	101,130	(1,445)
GSEs and U.S. agency mortgage-backed securities (1)	362,303	(6,281)	434,655	(14,169)	796,958	(20,450)
State and political subdivisions	54,991	(787)	11,218	(327)	66,209	(1,114)
Corporate obligations and other	11,863	(269)	11,553	(454)	23,416	(723)

Total Unrealized Losses on Securities Available for Sale	$466,514	$(7,828)	$526,116	$(15,995)	$992,630	$(23,823)

(1)	Includes U.S. Government agencies.
(2)	At September 30, 2006, includes investments of $4 million and $20 million, respectively, in stock of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB). At December 31, 2005, these amounts were $4 million and $21 million, respectively. These investments are recorded at historical cost with income recorded when dividends are declared. A portion of the FRB and FHLB investments are restricted as to sale because they are held to satisfy membership requirements.
(3)	The Company has the ability to hold, and has no present intent to dispose of, the related securities as of September 30, 2006. The total $21.3 million of unrealized losses related to 190 securities. None of the unrealized losses were individually significant to the total and, except as discussed below, the unrealized losses were caused by interest rate increases. Of the total, $19.1 million was related to 118 mortgage-backed securities issued by GSEs with a quality rating of “Aaa”; $976,000 related to six “Aaa” rated GSEs; $61,000 related to one “Aaa” rated treasury note; and $751,000 related to 63 municipal obligation bonds with quality ratings from “A3” to “Aaa”. Corporate obligations and other included one asset-backed bond with an unrealized loss of $310,000 that had an average life of 4.4 years and was collateralized by fixed rate manufactured housing contracts and installment loan agreements. The bond had a quality rating of “B3” and was sufficiently collateralized such that credit loss was considered remote. The remaining $43,000 was an asset-backed bond with an average life of 1.2 years and was collateralized by owner occupied first lien, conforming mortgage loans. This bond had a quality rating of “Aaa” and was sufficiently collateralized such that credit loss was considered remote. In the event of prepayment, it is expected that the Company would recover substantially all of its recorded investment in both of these bonds.

A summary of realized gain and loss information follows:

	Realized Gains	Realized Losses	Net Gains/ (Losses)
	(in thousands)
For the three months ended:
September 30, 2006	$—	$—	$—
September 30, 2005	—	(1)	(1)

For the nine months ended:
September 30, 2006	$1,012	$(787)	$225
September 30, 2005	460	(57)	403

At September 30, 2006 and 2005, securities with a fair value of approximately $826 million and $898 million, respectively, were pledged to secure public deposits, securities under agreements to repurchase, derivative credit exposure and for other purposes required by law.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at September 30, 2006 and December 31, 2005 was as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Commercial, financial and agricultural	$837,641	$818,657
Real estate-commercial	1,912,704	1,821,868
Real estate-residential	495,660	459,823
Real estate-construction	398,677	310,006
Installment and consumer	308,042	311,497
Direct lease financing	—	13

Gross loans	$3,952,724	$3,721,864
Allowance for loan losses	(40,626)	(40,756)

Net Loans	$3,912,098	$3,681,108

An analysis of the allowance for loan losses for the periods ended September 30, 2006 and September 30, 2005 is presented below:

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Balance at beginning of year	$40,756	$40,945
Provision charged to expense	7,113	10,464
Loans charged off	(10,985)	(12,664)
Recoveries on loans previously charged off	3,742	1,944
Estimated loss on unfunded commitments (1)	—	(714)

Balance at end of period	$40,626	$39,975

(1)	Reclassified to other liabilities

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill by segment at September 30, 2006 is as follows (in thousands):

Retail Banking	$3,572
Commercial Banking	2,381
Investment Management and Trust	195

Total Goodwill	$6,148

There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2006.

The Originated Mortgage Servicing Right (OMSR) asset values, which are recorded in Other Assets on the Consolidated Balance Sheets are included in the Mortgage Banking Segment, are as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Unamortized Cost of Mortgage Servicing Rights
Gross Carrying Amount	$42,562	$39,763
Less: Accumulated Amortization	(28,338)	(26,488)
Less: OMSR Valuation Allowance	—	—

Net OMSR at end of period	$14,224	$13,275

Fair value of OMSRs	$15,529	$16,064

OMSR Valuation Allowance
Balance at beginning of year	$—	$53
Net impairment valuation credited to income	—	(53)

Balance at end of period	$—	$—

The current and estimated OMSR amortization expense on the Company’s OMSR asset are as follows (in thousands):

Aggregate Amortization Expense
For Quarter Ended 9/30/06	$656
For Nine Months Ended 9/30/06	1,850

Estimated Amortization Expense
For Remainder of Year Ending 12/31/06	$743
For Year Ending 12/31/07	3,000
For Year Ending 12/31/08	2,490
For Year Ending 12/31/09	2,018
For Year Ending 12/31/10	1,613
For Year Ending 12/31/11	1,265
Thereafter	3,095

Total	$14,224

The weighted-average amortization period for OMSR retained during the third quarter of 2006 was 12 years. The unpaid principal balance of mortgage loans serviced for others, plus mortgage loans held for sale, was $1.4 billion as of both September 30, 2006 and December 31, 2005, and $1.3 billion as of September 30, 2005.

NOTE 5– SALE OF RECEIVABLES

The Company periodically sells certain indirect automobile loans in securitization transactions. Upon sale, the net carrying amount of the loans is removed from the Consolidated Balance Sheet in exchange for cash and certain retained residual interests. The retained interests include rights to service the loans that were sold (the “Servicing Rights”) and an interest in residual cash flows (the “Interest-Only Strip”). The Interest-Only Strip includes the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the “Excess Spread”) plus an interest in sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the “Credit Enhancement” or “Overcollateralization”). There were no sales of indirect automobile loans during the first three quarters of 2006 or 2005.

The Company receives monthly servicing fees equal to 0.75% per annum of the outstanding beginning principal balance of the loans serviced for the month and rights to future cash flows arising after the investors in the securitization trust have received the returns for which they have contracted. The Company’s retained interests are subordinate to investors’ interests. The value of the Interest-Only Strip is subject to prepayment risk and interest rate risk on the Excess Spread and credit risk on the transferred automobile loans on the Overcollateralization. The Company’s risk of loss attributable to prepayment and credit risk is limited to its interest in the Interest-Only Strip. Neither the investors nor the securization trust have any further recourse to the Company’s other assets. Interest rate risk could exceed the Company’s interest in the Excess Spread, but such a possibility is not considered probable as of September 30, 2006.

Key economic assumptions used in measuring the retained interests as of September 30, 2006, including the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions, are as follows:

	As of September 30, 2006
	Actual	10% Adverse Change	20% Adverse Change
	(in thousands)
Prepayment speed assumptions
Prepayment speed	2.29%	2.52%	2.75%
Weighted average life (in months)	10.7	10.2	10.1
Fair value of retained interests	$4,514	$4,538	$4,535
Change in fair value	$—	$24	$21
Expected credit loss assumptions
Expected credit losses (loss to liquidation)	0.57%	0.63%	0.68%
Fair value of retained interests	$4,514	$4,481	$4,449
Change in fair value	$—	$(33)	$(65)
Residual cash flow discount rate assumptions
Residual cash flow discount rate (annual)	14.3%	15.7%	17.2%
Fair value of retained interests	$4,514	$4,428	$4,343
Change in fair value	$—	$(86)	$(171)
Interest rate assumptions
Weighted average forward rate (annual)	4.92%	5.38%	5.85%
Fair value of retained interests	$4,514	$4,252	$3,969
Change in fair value	$—	$(262)	$(545)

These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may correlate with changes in another (for example, increases in market interest rates may be concurrent with lower prepayments and increased credit losses), and may magnify or counteract the sensitivities.

Total cash flows attributable to the indirect automobile loan securitization transactions were inflows of $1.4 million and $2.2 million for the third quarters of 2006 and 2005, respectively. The following table summarizes the various cash flows received from and paid to the securitization trust:

	Proceeds From Securitization	Servicing Fees Collected	Other Cash Flows	Fees Paid
	(in thousands)
Cash flows received from trust in third quarter 2006	$—	$152	$1,234	$—
Cash flows received from trust in third quarter 2005	$—	$285	$1,927	$—

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

	Total Principal Amount of Loans		Principal Amount of Delinquent Loans		Net Credit Losses
	As of September 30				Year-to-Date
	(in thousands)
	2006	2005	2006	2005	2006	2005
Held in portfolio	$249,136	$249,510	$2,698	$3,174	$766	$1,229
Securitized	66,180	127,541	1,712	2,979	630	1,517

Total	$315,316	$377,051	$4,410	$6,153	$1,396	$2,746

Actual and projected static pool credit losses, as a percentage of indirect automobile loans securitized are 1.72%, 1.79% and 1.80% as of the quarters ended September 30, 2006, 2007, and 2008, respectively. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amounts shown here for each year are a weighted average for all indirect automobile loan securitizations.

NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(in thousands)
Securities sold under agreements to repurchase	$249,408	$410,089
Federal Home Loan Bank borrowings	34,449	16,711
Federal funds purchased	64,500	50,278
U.S. Treasury tax and loan note accounts	3,631	10,245
Commercial paper and other short-term borrowings	15	2,011

Total Short-Term Borrowings	$352,003	$489,334

NOTE 7 - LONG-TERM BORROWINGS

Long-term borrowings consisted of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(in thousands)
Federal Home Loan Bank borrowings	$249,629	$127,444
AMCORE Capital Trust I borrowings	41,238	41,238
Subordinated debentures	35,000	—
Capitalized lease obligation	1,037	1,048

Total Long-Term Borrowings	$326,904	$169,730

The Company periodically borrows from the Federal Home Loan Bank (FHLB), collateralized by mortgage-backed securities and eligible one to four family and multi-family real estate loans. The average stated maturity of these borrowings at September 30, 2006 is 2.4 years, with a weighted average borrowing rate of 4.81%. Certain fixed-rate FHLB borrowings have prepayment penalties and call or conversion to floating-rate features associated with them. FHLB borrowings of $1.0 million have call or conversion features, which have the potential to be exercised by FHLB between 2006 and 2008. Mortgage-related assets with a carrying value of $517 million were held as collateral for FHLB borrowings at September 30, 2006.

During third quarter 2006, the Company issued fixed/floating rate junior subordinated debentures in the amount of $35 million, bearing an initial interest rate of 7.03% and maturing September 15, 2021. The initial interest rate is fixed and the debt is non-callable until September 15, 2016. Beginning with the interest payment due on December 15, 2016, and successive payments due thereafter, the interest will be equal to three-month LIBOR plus 1.68%. The debt qualifies as Tier 2 Capital for regulatory capital purposes.

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

The Company reclassifies borrowings to short-term borrowings when the remaining maturity becomes less than one year. Scheduled reductions of long-term borrowings are as follows:

Total
(in thousands)
2007	$7
2008	143,726
2009	78,951
2010	444
2011	25,036
Thereafter	78,740

Total Long-Term Borrowings	$326,904

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

The following derivative related activity is included in other non-interest income or miscellaneous other expense in the Consolidated Statements of Income, for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Changes in Value:
Derivatives not qualifying for Hedge accounting	$(45)	$(12)	$163	$(18)
Ineffective portion of fair value Hedges	14	15	16	14
Mortgage loan derivatives	(227)	(46)	(142)	(21)

Total	$(258)	$(43)	$37	$(25)

Fair value Hedges on $74 million of FHLB borrowings were terminated in 2004 and 2006, resulting in a gain of $690,000 and a loss of $2.9 million, respectively. These amounts were deferred and classified as long-term debt with amortization to earnings over the remaining terms of the FHLB borrowings, in accordance with SFAS 138, Accounting for Derivative Instruments and Hedging Activities. During third quarter 2006, the $74 million in borrowings was extinguished and the unamortized net deferred loss of $2.1 million on the previously terminated hedges was charged to other non-interest income.

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

Guarantees and Commitments:

The Company’s subsidiary AMCORE Bank, N.A. (Bank), as a provider of financial services, routinely enters into commitments to extend credit to its customers, including a variety of letters of credit. Letters of credit are a conditional but generally irrevocable form of guarantee on the part of the Bank to make payments to a third party obligee, upon the default of payment or performance by the Bank customer or upon consummation of the underlying transaction as intended. Letters of credit are typically issued for a period of one year to five years, but can be extended depending on the Bank customer’s needs. As of September 30, 2006, the maximum remaining term for any outstanding letter of credit expires on October 15, 2011.

A fee is normally charged to compensate the Bank for the value of the letter of credit that is issued at the request of the Bank customer. The fees are deferred and recognized as income over the term of the guarantee. As of September 30, 2006, the carrying value of these deferrals was a deferred credit of $988,000. This amount included a $221,000 guarantee liability for letters of credit recorded in accordance with Financial Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The remaining $767,000 represented deferred fees charged for letters of credit exempted from the scope of FIN 45.

At September 30, 2006, the contractual amount of all letters of credit, including those exempted from FIN 45, was $237 million. These represent the maximum potential amount of future payments that the Company would be obligated to pay under the guarantees.

The issuance of a letter of credit is generally backed by collateral. The collateral can take various forms including, but not limited to, bank accounts, investments, fixed assets, inventory, accounts receivable and real estate. At the time that the letters of credit are issued, the value of the collateral is usually in an amount that is considered sufficient to cover the contractual amount of the letter of credit.

In addition to the guarantee liability and deferred fees described above, the Company has recorded a contingent liability for estimated probable losses on unfunded loan commitments and letters of credit outstanding. This liability was $1.0 million as of September 30, 2006 and $732,000 as of December 31, 2005.

NOTE 10 – EARNINGS PER SHARE

Earnings	per share (EPS) calculations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Numerator
Income from continuing operations	$12,505	$11,706	$34,398	$35,997
Income (loss) from discontinued operations, net of tax	—	877	(80)	793

Net income	$12,505	$12,583	$34,318	$36,790

Denominator
Average number of shares outstanding – basic	24,463	24,823	24,646	24,811
Plus: Diluted potential common shares	—	273	57	226
Contingently issuable shares	35	42	35	42

Average number of shares outstanding – diluted	24,498	25,138	24,738	25,079

Earnings per share from continuing operations
Basic	$0.51	$0.47	$1.40	$1.45
Diluted	0.51	0.47	1.39	1.44

Earnings (loss) per share from discontinued operations
Basic	—	0.04	(0.01)	0.03
Diluted	—	0.03	—	0.03

Earnings per share
Basic	0.51	0.51	1.39	1.48
Diluted	0.51	0.50	1.39	1.47

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

Since there are no comprehensive authorities for management accounting equivalent to U.S. generally accepted accounting principles, the information presented may not necessarily be comparable with similar information from other financial institutions. In addition, methodologies used to measure, assign and allocate certain items may change from time-to-time to reflect, among other things, accounting estimate refinements, changes in risk profiles, changes in estimates of product repricing characteristics, changes in customers or product lines, and changes in management structure.

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

	Operating Segments
	Commercial Banking	Retail Banking	Investment Management and Trust	Mortgage Banking	Other	Consolidated
	(dollars in thousands)
Three months ended September 30, 2006
Net interest income	$27,493	$13,569	$112	$1,181	$(1,205)	$41,150
Non-interest income	2,036	6,179	4,999	481	7,465	21,160

Total revenue	29,529	19,748	5,111	1,662	6,260	62,310
Provision for loan losses	(490)	3,503	—	(150)	—	2,863
Depreciation and amortization	245	697	24	81	765	1,812
Other non-interest expense	13,372	12,806	4,106	2,047	8,325	40,656

Income (loss) from continuing operations before income taxes	$16,402	$2,742	$981	$(316)	$(2,830)	$16,979
Income taxes (benefit)	6,397	1,069	404	(123)	(3,273)	4,474

Income (loss) from continuing operations	$10,005	$1,673	$577	$(193)	$443	$12,505

Discontinued operations:
Income from discontinued operations	—	—	—	—	—	—
Income tax expense	—	—	—	—	—	—

Income from discontinued operations	$—	$—	$—	$—	$—	$—

Net Income (Loss)	$10,005	$1,673	$577	$(193)	$443	$12,505

Segment profit percentage (continuing operations)	83%	14%	5%	-2%	N/A	100%

Three months ended September 30, 2005
Net interest income	$25,771	$12,173	$29	$1,217	$1,619	$40,809
Non-interest income	2,204	5,233	4,427	1,613	3,369	16,846

Total revenue	27,975	17,406	4,456	2,830	4,988	57,655
Provision for loan losses	2,291	2,069	—	102	—	4,462
Depreciation and amortization	170	684	66	68	1,339	2,327
Other non-interest expense	11,999	11,341	3,998	2,015	5,161	34,514

Income (loss) from continuing operations before income taxes	13,515	3,312	392	645	(1,512)	16,352
Income taxes (benefit)	5,271	1,291	180	252	(2,348)	4,646

Income from continuing operations	$8,244	$2,021	$212	$393	$836	$11,706

Discontinued operations:
Income from discontinued operations	—	—	1,476	—	—	1,476
Income tax expense	—	—	599	—	—	599

Income from discontinued operations	$—	$—	$877	$—	$—	$877

Net Income	$8,244	$2,021	$1,089	$393	$836	$12,583

Segment profit percentage (continuing operations)	76%	18%	2%	4%	N/A	100%

	Operating Segments
	Commercial Banking	Retail Banking	Investment Management and Trust	Mortgage Banking	Other	Consolidated
	(dollars in thousands)
Nine months ended September 30, 2006
Net interest income	$80,212	$40,011	$313	$3,130	$234	$123,900
Non-interest income	6,156	16,529	14,512	2,625	14,503	54,325

Total revenue	86,368	56,540	14,825	5,755	14,737	178,225
Provision for loan losses	2,388	4,853	—	(128)	—	7,113
Depreciation and amortization	650	1,985	64	238	2,378	5,315
Other non-interest expense	41,054	38,391	13,162	6,115	19,079	117,801

Income (loss) from continuing operations before income taxes	42,276	11,311	1,599	(470)	(6,720)	47,996
Income taxes (benefit)	16,488	4,411	676	(183)	(7,794)	13,598

Income (loss) from continuing operations	$25,788	$6,900	$923	$(287)	$1,074	$34,398

Discontinued operations:
Loss from discontinued operations	—	—	(131)	—	—	(131)
Income tax benefit	—	—	(51)	—	—	(51)

Loss from discontinued operations	$—	$—	$(80)	$—	$—	$(80)

Net Income (loss)	$25,788	$6,900	$843	$(287)	$1,074	$34,318

Segment profit percentage (continuing operations)	77%	21%	3%	-1%	N/A	100%

Assets	$3,118,310	$654,234	$14,146	$314,640	$1,345,837	$5,447,167

Nine months ended September 30, 2005
Net interest income	$74,317	$34,950	$66	$3,583	$7,100	$120,016
Non-interest income	6,275	14,178	14,026	3,392	10,230	48,101

Total revenue	80,592	49,128	14,092	6,975	17,330	168,117
Provision for loan losses	6,920	2,952	—	592	—	10,464
Depreciation and amortization	503	2,111	160	202	3,426	6,402
Other non-interest expense	34,886	33,531	12,202	6,195	13,836	100,650

Income (loss) from continuing operations before income taxes	38,283	10,534	1,730	(14)	68	50,601
Income taxes (benefit)	14,931	4,107	732	(5)	(5,161)	14,604

Income (loss) from continuing operations	$23,352	$6,427	$998	$(9)	$5,229	$35,997

Discontinued operations:
Income from discontinued operations	—	—	1,384	—	—	1,384
Income tax expense	—	—	591	—	—	591

Income from discontinued operations	$—	$—	$793	$—	$—	$793

Net Income (loss)	$23,352	$6,427	$1,791	$(9)	$5,229	$36,790

Segment profit percentage (continuing operations)	76%	21%	3%	0%	N/A	100%

Assets	$2,815,282	$657,347	$18,696	$261,734	$1,500,058	$5,253,117

NOTE 12- EMPLOYEE BENEFIT PLANS

All eligible employees of the Company participate in the AMCORE Financial Security Plan (Security Plan), a qualified profit sharing plan under Section 401(a) of the Internal Revenue Code. The Security Plan offers participants a personal retirement account funded by Company contributions and a personal savings account 401(k) funded by employee contributions and Company matching amounts. The expense related to the Security Plan was $890,000 and $883,000 for the three-month periods ended September 30, 2006 and 2005, respectively, and was $3.0 million for each of the nine-month periods ended September 30, 2006 and 2005. The Company also has a non-qualified profit sharing plan that provides a cash profit sharing payment based upon achievement of corporate performance goals, to all employees who have met service requirements. The expense related to the profit sharing plan was $246,000 and $160,000 for the three-month periods ended September 30, 2006 and 2005, respectively, and was $606,000 and $749,000 for the nine-month periods ended September 30, 2006 and 2005, respectively.

The AMCORE Financial, Inc. Employee Health Benefit Plan (Health Plan) provides group medical, pharmacy, dental and vision benefits to eligible participating employees of the Company and their dependents. Employees, retirees, and COBRA beneficiaries contribute specific amounts determined annually by the Health Plan’s administrator. The Company’s share of the cost of these benefits is expensed as incurred. Expense related to the Health Plan was $1.3 million for each of the three-month periods ended September 30, 2006 and 2005, and was $3.8 million for each of the nine-month periods ended September 30, 2006 and 2005. Life insurance benefits are provided to eligible active employees.

The Company provides a deferred compensation plan (entitled “AMCORE Financial, Inc. Deferred Compensation Plan”) for certain key employees and directors. This plan provides the opportunity to defer salary, bonuses and non-employee director fees. Participants may defer up to 90% of base compensation and up to 100% of bonus. The deferred compensation liability to participants is recorded in other liabilities in the Consolidated Balance Sheets. The deferrals and earnings grow tax deferred until withdrawn from the plan. The amount and method of payment are pre-defined by participants each year of deferral. Earnings to individual accounts are recorded as compensation expense when earned. The total non-qualified deferred compensation plan liability totaled $14.1 million and $14.3 million at September 30, 2006 and 2005, respectively. Expense related to the deferred compensation plan was $184,000 and $283,000 for the three-month periods ended September 30, 2006 and 2005, respectively, and was $625,000 and $516,000 for the nine-month periods ended September 30, 2006 and 2005, respectively.

The Company provides additional retirement benefits to certain senior officers through plans that are non-qualified, non-contributory and unfunded. Under one such arrangement, the additional retirement benefits replace what would have been provided under the Company’s defined contribution qualified plan in the absence of limits placed on qualified plan benefits by the Internal Revenue Code of 1986. The expense related to this arrangement was $57,000 and $46,000 for the three-month periods ended September 30, 2006 and 2005, respectively, and was $171,000 and $199,000 for the nine-month periods ended September 30, 2006 and 2005, respectively.

Another arrangement, which is a defined benefit plan, provides supplemental retirement benefits that are based upon three percent of final base salary, times the number of years of service. Benefits under this plan may not exceed 70% or be less than 45% of a participant’s final base salary less offsets for employer retirement plan benefits attributable to employer contributions and 50% of a participant’s Social Security benefit. The measurement date for obligations for this plan is as of December 31. The following table summarizes the costs and obligations to participants for the three-month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Components of net periodic benefit cost:
Service cost	$7	$3	$21	$8
Interest cost	29	22	87	67
Actuarial losses and changes in offsets	—	—	189	—

Net periodic cost	$36	$25	$297	$75

			2006	2005
Weighted-average assumptions:
Discount rate			5.75%	5.75%
Rate of compensation increase			3.00%	3.00%

During the first quarter of 2006, $134,000 was contributed to the plan to fund distributions to plan participants. No contributions or distributions were made during the second or third quarters and none are expected to be made during the remainder of the year. The plan has no assets at September 30, 2006.

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

The Company’s actual expense related to stock-based compensation for the quarters and year-to-date periods ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Compensation expense included in reported operating expenses:
Stock options	$305	N/A	$1,846	N/A
Employee stock purchase plan	14	N/A	31	N/A
Performance share units	113	$142	373	$515
Restricted stock	28	28	112	103

Total stock-based compensation expense	$460	$170	$2,362	$618

Income tax benefits	$169	$64	$885	$233

At September 30, 2006, total unrecognized stock-based compensation expense was $5.5 million, net of estimated forfeitures, which will be recognized over a weighted average amortization period of 2.8 years. Prior to adopting SFAS 123R, the Company presented tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. For the three and nine months ended September 30, 2006, $16,000 and $137,000, respectively, of excess tax benefits have been classified as an operating cash outflow and financing cash inflow.

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

The fair value of the Company’s employee and director stock options granted during the third quarters of 2006 and 2005 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions.

	Third Quarter
	2006	2005
Expected dividend yield	2.62%	2.18%
Expected price volatility	19.08%	27.96%
Expected term in years	6.25	5.5
Expected risk-free interest rate	4.93%	3.76%
Estimated forfeiture rate	1.88%	1.77%
Estimated average fair value of options granted	$6.01	$6.82

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

Stock Options. Non-qualified stock options are issued at an exercise price equal to the fair market value of the shares on the grant date and generally vest within three to five years and expire from seven to ten years from the date of grant. Options issued are valued using the Black-Scholes model with assumptions as previously described. The activity during the first nine months of 2006 and the total options outstanding and exercisable as of September 30, 2006 pursuant to the SAIP and previous incentive plans are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000’s)
Options outstanding at beginning of year	1,815,566	$24.43
Options granted	475,283	30.06
Option reloads	8,054	30.31
Options exercised	(188,240)	22.80
Options cancelled	(15,362)	31.25
Options forfeited	(58,623)	28.46

Options outstanding at September 30, 2006	2,036,678	$25.75	5.5 years	$9,280

Options exercisable at September 30, 2006	1,181,582	$23.67	3.5 years	$7,819

Performance Share Units (PSUs). The Company grants PSUs pursuant to the terms and conditions of the SAIP under various sub-plans as provided for in Section 8(e) of the SAIP. The sub-plans establish performance periods that are generally one to three-year periods during which PSUs may be earned. Specific performance goals and target PSUs granted are approved by the Compensation Committee of the AMCORE Financial, Inc. Board of Directors. The number of PSUs earned can range from 0% to 200% of the target PSUs granted. Each PSU represents the right to receive a share of the Company’s common stock at the end of the performance period, some of which may be issued as restricted shares. One sub-plan allows for PSUs to be converted to common shares and issued at the end of the three-year performance. Two additional sub-plans allow for PSUs to be converted to restricted common shares after the performance period and vest over five years.

Compensation expense is calculated based upon the expected number of PSUs earned during the performance period and is recorded over the service period. The fair value is calculated equal to market value on the date of grant less the present value of dividends that are not earned during the performance period. As of September 30, 2006, 119,961 PSUs were expected to be earned and the weighted average grant date fair value per PSU was $28.38. Expense is adjusted for forfeitures as they occur.

	Performance Share Units	Weighted Average Fair Value Per Unit	Weighted Average Remaining Vesting Term
Units outstanding at beginning of year	63,146	$30.72
Units estimated to be granted	76,115	27.65
Units forfeited	(10,010)	29.83
Adjustment to estimated grants	(9,290)	28.71

Units outstanding at September 30, 2006	119,961	$28.38	3.9 years

Restricted Stock Awards. The Company granted restricted stock awards to certain key employees in 2000. The shares are restricted as to transfer, but are not restricted as to dividend payment and voting rights. Transfer restrictions lapse at the end of three or nine years contingent upon performance goals being met and continued employment. Restricted stock grants are valued at market value on the date of grant and are expensed over the service period. As of September 30, 2006, non-vested shares totaled 8,976 with a weighted average fair value of $22.84 per share. No awards were granted, 1,095 restricted shares were forfeited and returned to treasury, and no restrictions were released during the first nine months of 2006.

Directors’ Stock Plans. The Restricted Stock Plan for Non-Employee Directors provides that each current eligible non-employee director and each subsequently elected non-employee director receive, in lieu of a cash retainer, shares of common stock of the Company, the value of which is equal to three times the annual retainer. Restricted stock grants are valued at market value on the date of grant and are expensed over the required service period. The shares vest annually over a three-year period based upon the anniversary date of the election and continued service as a director. As of September 30, 2006, restricted shares totaled 15,429 with a weighted average fair value of $27.26 per share. Restrictions were released on 5,161 shares during the first nine months of 2006.

The 2001 Stock Option Plan for Non-Employee Directors provides that each current eligible non-employee director and each subsequently elected non-employee director receive options to purchase common stock of the Company. Options granted have an exercise price equal to the market value on the date of grant and generally vest within one to three years and expire in seven to ten years from the date of grant. Stock options granted pursuant to this plan are valued using a Black-Scholes model with assumptions as previously described. The activity during the first nine months of 2006 and the total options outstanding and exercisable as of September 30, 2006 pursuant to the director option plan and previous director option plans are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000’s)
Options outstanding at beginning of year	101,000	$22.90
Options granted	20,000	29.45
Options exercised	(3,750)	13.33

Options outstanding at September 30, 2006	117,250	$24.33	4.9 years	$699

Options exercisable at September 30, 2006	97,250	$23.27	3.9 years	$682

Non-vested options and exercise proceeds. A summary of the Company’s non-vested stock options for the nine months ended September 30, 2006 is presented below.

	Employee options		Director options
	Shares	Average Price	Shares	Average Price
Options outstanding at beginning of year	686,458	$26.84	20,000	$25.88
Options granted	483,337	30.07	20,000	29.45
Options forfeited	(58,623)	28.46	—	—
Options vested	(256,076)	26.56	(20,000)	25.88

Non-vested options at September 30, 2006	855,096	$28.63	20,000	$29.45

The total fair value of stock options that vested during the first nine months of 2006 was $1.9 million, or $6.96 per option. Stock options exercised by employees and directors in the first nine months of 2006 totaled 191,990 shares with an intrinsic value of $1.4 million. The Company received cash or stock equivalent to the exercise price of $4.3 million and a tax benefit of $535,000 was recognized. The total fair value of stock options that vested during the first nine months of 2005 was $2.3 million, or $7.15 per option. Stock options exercised by employees and directors in the first nine months of 2005 totaled 200,343 shares with an intrinsic value of $1.9 million. Shares are issued from treasury stock to fulfill exercises. The Company repurchases shares in open market and private transactions in accordance with Exchange Act Rule 10b-18 to replenish treasury stock for issuances related to stock option exercises and other employee benefit plans.

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

Shares issued pursuant to the ESPP are prohibited from sale by a participant for two years after the date of purchase. Dividends earned are credited to a participant’s account and used to purchase shares from the Company’s treasury stock at the same discounted price on the next purchase date. The Company has the option to purchase all, or any portion of, the shares owned by such participant that, at the time of termination of employment, are subject to the restriction on transfer. The 15% discount is recorded as compensation expense and is amortized on a straight-line basis over the two-year service period. As of September 30, 2006, $79,000 remains unrecognized related to shares issued during 2006.

Prior Period Proforma Presentation. Prior to January 1, 2006 the Company accounted for stock-based compensation plans pursuant to APB 25. The following table sets forth proforma information as if compensation expense had been determined consistent with the requirements of SFAS 123.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(000’s, except per share data)
Net Income:
Income from continuing operations	$12,583	$36,790
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(433)	(1,331)

Pro forma	$12,150	$35,459

Diluted Shares:
As reported	25,138	25,079
Deduct: Shares due to average unrecognized compensation cost related to future services	(109)	(87)

Pro forma	25,029	24,992

Basic Earnings per share from continuing operations
As reported	$0.51	$1.48
Pro forma	0.49	1.43
Diluted Earnings per share from continuing operations
As reported	$0.50	$1.47
Pro forma	0.49	1.42

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and Subsidiaries (“AMCORE” or the “Company”) consolidated financial condition as of September 30, 2006 compared to December 31, 2005, and the consolidated results of operations for the three and nine month periods ended September 30, 2006 compared to the same periods in 2005. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

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

OVERVIEW OF OPERATIONS

Quarter Only Results

AMCORE reported net income from continuing operations of $12.5 million or $0.51 per diluted share for the three months ended September 30, 2006. This compares to $11.7 million or $0.47 per diluted share for the same period in 2005 and represents a $799,000 or 7% increase in the third quarter of 2006 over the same period a year ago.

Diluted earnings per share from continuing operations increased 9% or $0.04. The 9% increase on a diluted per share basis, versus the 7% increase in net income, was attributable to purchases of treasury stock during 2006 as part of the Company’s previously announced stock repurchase program. AMCORE’s annualized return on average equity and on average assets from continuing operations for the third quarter of 2006 was 12.38% and 0.92%, respectively, compared to 11.64% and 0.89% for the comparable period in 2005.

The most significant factors affecting the third quarter of 2006 net income from continuing operations, compared to the same period in 2005, were:

Net interest income - Increased $341,000 primarily due to increased loan yields and volumes, reduced by increased funding costs. Net interest margin was 3.33% in the third quarter of 2006 compared to 3.48% in the third quarter 2005. The reduction in net interest margin was primarily due to increased funding costs associated with a rising interest rate environment and tightening product spreads resulting from improved credit conditions and increased competitive pressures.

Provision for loan losses - Declined $1.6 million primarily due to lower net charge-offs.

Non-interest income - Increased $4.3 million. The increase included $2.2 million in dividends from private equity investments and a $1.3 million non-taxable net death claim on company-owned life insurance. Service charges on deposits and bankcard fee income increased a combined $950,000, while investment management and trust income increased $544,000. These increases were partially offset by a $921,000 decline in mortgage banking income, largely due to a $702,000 mortgage servicing rights impairment valuation reversal in third quarter 2005.

Operating expenses – Increased $5.6 million. The increase included a $2.1 million expense related to debt extinguishment. Other increases included a $1.7 million increase in professional fees, $1.4 million in personnel costs and $525,000 in net occupancy costs.

Income taxes - Decreased $172,000, due to a higher proportion of tax-advantaged income. The effective tax rate was 26.4% in the third quarter of 2006 compared to 28.4% in the same period of 2005.

Year-to-Date Results

AMCORE reported net income of $34.4 million, or $1.39 per diluted share from continuing operations, for the nine months ended September 30, 2006 compared to $36.0 million or $1.44 per diluted share for the same period in 2005. This represents a $1.6 million or 4% decline year-over-year.

Diluted earnings per share from continuing operations decreased 3% or $0.05. The 3% decrease on a diluted per share basis, versus 4% on a dollar basis, was attributable to the Company’s previously announced stock repurchase program. AMCORE’s annualized return on average equity and on average assets from continuing operations for the year-to-date period of 2006 was 11.50% and 0.86%, respectively, compared to 12.27% and 0.95% for the comparable period in 2005.

The most significant factors affecting 2006 year-to-date net income from continuing operations, compared to the same period in 2005, were:

Net interest income - Increased $3.9 million primarily due to increased loan yields and volumes, which were reduced by increased funding costs. Net interest margin was 3.39% in 2006 compared to 3.52% in 2005. The reduction in net interest margin was primarily due to increased funding costs associated with a rising interest rate environment and deposit attraction strategies.

Provision for loan losses - Declined $3.4 million as a result of lower net charge offs.

Non-interest income - Increased $6.2 million. In addition to $2.2 million in dividends from private equity investments and a $1.3 million non-taxable net death claim on company-owned life insurance, the most significant increases were a combined $2.6 million increase in service charges on deposits and bankcard income, and a $472,000 increase in investment management and trust income. The increases were partly offset by a $356,000 decline in mortgage banking income.

Operating expenses – Increased $16.1 million. In addition to a $2.1 million expense related to debt extinguishment, other increases included $8.6 million in personnel costs and $4.0 million in professional fees.

Income taxes - Decreased $1.0 million due to lower earnings before income taxes and a higher proportion of tax-advantaged income. The effective tax rate was 28.3% in 2006 compared to 28.9% in 2005.

Discontinued Operations

Income from discontinued operations was zero and a loss of $80,000 for the three and nine month periods ended September 30, 2006, respectively, compared to income of $877,000 and $793,000 for the respective periods in 2005. The declines for both periods were due to a gain on the transition of the Vintage equity funds’ advisory rights reported in the third quarter of 2005.

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

Since the inception of the Branch Expansion strategy in April 2001, 28 new branches, net of closed offices, have opened. The new locations have contributed $1.73 billion in loans and $712 million in deposits outstanding as of September 30, 2006. Same store contributions, which include new branches that have been open at least one year, were $1.69 billion in loans and $695 million in deposits outstanding at September 30, 2006. During the first nine months of 2006, the Company opened four LBOs in the Chicago suburbs of Joliet, Wheaton, Northbrook and Woodridge and three full-service branches in Belvidere and Lombard, in Illinois, and Wauwatosa in Wisconsin.

The Company has regulatory approval to open 12 additional branches, two of which are expected to open during the remainder of 2006. By the end of 2009 the Company expects to have two-thirds of its branches located in markets that the Company believes exhibit strong growth characteristics.

To date, the Company’s Board of Directors has authorized $120 million of capital expenditures for new facilities in connection with the Company’s Branch Expansion. As of September 30, 2006, $54 million of the $120 million capital authorization remained to be spent.

As a complement to its Branch Expansion, the Bank has also expanded its automated teller machine system (ATMs), which includes both owned and third party operated machines, to 143 in Illinois and 149 in Wisconsin, or 292 overall, at September 30, 2006 from 132 in Illinois and 34 in Wisconsin, or 166 overall, at September 30, 2005. These amounts include 110 ATMs located in Walgreen’s drug stores throughout Wisconsin as part of a co-branding relationship, which began in the third quarter of 2005. The placement of additional ATMs is an important part of AMCORE’s commitment to provide quality customer service as additional ATMs provide AMCORE customers with greater ease and convenience in completing banking transactions.

Quality Loan Growth – Improving credit quality is part of AMCORE’s Quality Loan Growth initiative. For the third quarter of 2006, average loans rose $351 million to $3.9 billion, a 10% increase over the same period in 2005. Over the same period of time, total non-performing loans increased 16% or $4.2 million to $30.1 million. The increase was due to one commercial real-estate relationship totaling $11.6 million with a specific loss allocation of $3.4 million at September 30, 2006. As pricing spreads continue to narrow, maintaining credit and pricing discipline is likely to exert downward pressure on future loan growth.

Deposit Growth - Average bank-issued deposits were $3.4 billion in the third quarter of 2006, a decline of $4 million from the third quarter of 2005. The decline reflects the Company’s efforts to ensure that its deposit attraction strategies are priced at competitive, but profitable levels. This has led to some modest attrition in average balances year-over-year, as some customers, including correspondent banks, moved balances to other institutions. AMCORE continues to focus on transactional deposit growth, such as checking accounts, which helps lower funding costs, as well as increasing the number of households served by the Company. Handling a customer’s checking account enables the Bank to offer other products and increases the likelihood of retaining the customer relationship over time. The Company’s goal is to become the customer’s primary bank, meeting all of their banking, mortgage and investment needs. On the commercial side, the Company’s main emphasis is on cash management products, including deposit capture at customer locations, as it focuses on its core niche of mid-size commercial customers.

AMCORE’s focus is on competitive yet profitably priced bank-issued deposit growth because it provides a source of funding for the Branch Expansion and the Quality Loan Growth initiatives, and is also a means of reducing reliance on wholesale funding sources that may be at a higher cost. Customer attraction strategies during 2005, especially in the newer markets, included a market segment of high initial rates for transaction and savings account balances. While this strategy did initially bring in balances, as rates rose these customers migrated to CDs and other high rate products within the bank or to other institutions once the high initial rates expired. This strategy is being phased out in 2006, and a more market-oriented, spread-based deposit sales strategy that focuses on pricing at competitive but profitable levels is being emphasized.

Increasing Fee Income – Increasing fee income, specifically from the Investment Management and Trust segment (IMT) and Mortgage Banking segment, is an area of increased management attention. As of the end of 2005, IMT completed its migration to an open architecture sales platform, which allows greater customer access to non-proprietary products. This included the transition of $142 million in assets of three Company-managed Vintage equity funds into two mutual funds managed by Federated Investors, Inc. (Federated) in September 2005 and the sale of the asset management subsidiary, Investors Management Group, Ltd. (IMG), to West Bancorporation, Inc. (West Banc) on December 30, 2005. With these transactions, AMCORE has transitioned from being a developer of proprietary investment products to being a provider that can offer its customers a wider array of investment product choices. The results of IMG for prior periods and the related sale are reported as discontinued operations.

The changes in the business due to the combined impact of the Federated and West Banc transactions resulted in slower income growth initially, however IMT income for third quarter 2006 was up 15% over the same period in 2005 and was the second consecutive quarter reflecting an increase on a linked quarter basis.

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

On May 4, 2006, the Company announced that its Board of Directors authorized a stock repurchase program (Repurchase Program) of up to three million common shares, or approximately 12% of diluted shares outstanding. The repurchase authorization is for a twelve-month period. The repurchased shares will become treasury shares. As of September 30, 2006, 597,000 shares had been repurchased pursuant to the Repurchase Program at an average price of $30.21 per share. During the first quarter of 2006, the Company increased its dividend from $0.17 to $0.185 per share, an increase of $0.015 per share, or 9%.

Since the beginning of 2006, the Company has liquidated $25 million of callable Agency debentures, and used the proceeds to pay down short-term debt. In addition, it resold $15 million of the Company’s issuance of a trust preferred security that it had repurchased a few years ago. At September 30, 2006, securities available for sale were $1.1 billion or 20% of total assets compared to $1.2 billion or 22% at December 31, 2005. By not reinvesting cash flows from maturities and prepayments of investment securities, the Company expects to continue to gradually migrate its balance sheet to a lower proportion of investment securities, while using the proceeds to fund the Quality Loan Growth initiative and reduce higher-cost wholesale funding.

During the third quarter of 2006, the Bank extinguished $74 million of high-cost debt and issued $35 million of long-term subordinated debentures that qualifies as Tier 2 capital for regulatory purposes. The issuance of the subordinated debentures was undertaken to improve the mix of the Bank’s total risk-based capital position and to allow the Company, through increased dividends from the Bank, to improve its short-term liquidity and fund the Repurchase Program.

Other Significant Events

Accounting Changes – Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2005) (123R), “Share-Based Payment” requiring compensation cost relating to share-based payment transactions was effective for periods beginning after December 15, 2005. The Company’s implementation of SFAS No. 123R resulted in an increase in stock-based expense of $290,000 in the third quarter of 2006 and a year-to-date increase of $1.7 million, compared to the same periods in 2005. Total stock-based compensation expense in the third quarter of 2006 was $460,000 and was $2.4 million for the first nine months of 2006.

Key Personnel Changes – On July 11, 2006, the Company announced the resignation of Joseph B. McGougan, President of AMCORE Mortgage, a division of the Bank, effective June 30, 2006. In connection with the resignation, the Company entered into a severance agreement with Mr. McGougan providing for payment of one year’s base salary and certain other benefits, which were accrued during the second quarter of 2006. The AMCORE Mortgage President position will not be replaced.

In October 2006, the Company announced the retirement of Patricia M. Bonavia, Executive Vice President and Chief Operating Officer of AMCORE Investment Group, N. A. In connection with the retirement, the Company entered into an agreement with Ms. Bonavia providing for payment of one year’s base salary and certain other benefits, which will be accrued in a future period. Ms. Bonavia is expected to remain with the Company through March 31, 2007 or until her successor is named, if earlier.

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

On August 10, 2006, the Bank entered into a Consent Order with the OCC. This order primarily imposes requirements on the Bank to take certain actions to strengthen its compliance monitoring policies, procedures, training and overall program relating to the Bank Secrecy Act/Anti-Money Laundering (BSA/AML) regulations. The Consent Order did not impose any fine or civil money penalty on the Bank, but does make the Bank ineligible for certain expedited approvals. AMCORE has been working diligently to strengthen and enhance its compliance programs, including its consumer compliance and BSA/AML programs, by, among other things, hiring a General Counsel and Chief Compliance Officer, upgrading staff and technology, and making use of outside consulting resources.

EARNINGS REVIEW OF CONSOLIDATED STATEMENTS OF INCOME

The following highlights a comparative discussion of the major components of net income and their impact for the three and nine months ended September 30, 2006 and 2005.

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

Overview - FTE adjusted interest income is as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Interest Income Book Basis	$87,525	$72,538	$251,086	$203,548
FTE Adjustment	1,055	1,166	3,218	3,593

Interest Income FTE Basis	$88,580	$73,704	$254,304	$207,141
Interest Expense	46,375	31,729	127,186	83,532

Net Interest Income FTE Basis	$42,205	$41,975	$127,118	$123,609

Net interest income on an FTE basis increased $230,000 or less than 1% in the third quarter of 2006 compared to the same period in 2005. On a year-to-date basis, net interest income on an FTE basis was up 3% or $3.5 million. The increases for the three and nine month periods were driven by increases in average loan volumes of 10% and 12%, respectively, and were partially offset by increases in interest expense of 46% and 52%, respectively.

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

As Table 1 indicates, the net interest spread declined 27 basis points to 2.85% in the third quarter of 2006 from 3.12% in the third quarter of 2005. The net interest margin was 3.33% in the third quarter of 2006, a decrease of 15 basis points from 3.48% in the third quarter of 2005. As Table 2 indicates, the interest rate spread for the nine months ended September 30, 2006 declined 27 basis points from 3.20% in the prior year period to 2.93%. The net interest margin decreased 13 basis points to 3.39% from 3.52% for the year-to-date periods ended September 30, 2006 and 2005, respectively. The declines in spread and margin for both periods were driven by higher funding costs, the result of continued increases in short-term interest rates, deposit attraction strategies and tightening product spreads resulting from improved credit conditions and increased competitive pressures.

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

Changes due to volume - In the third quarter of 2006, net interest income (FTE) increased due to average volume by $2.0 million when compared to the third quarter of 2005. This increase was comprised of a $3.8 million increase in interest income that was partially offset by a $1.7 million increase in interest expense.

The $3.8 million increase in interest income was driven by a $351 million or 10% increase in average loans. The growth in average loans came from an increase of $299 million in commercial real estate loans and other commercial lending. Average consumer loan balances increased $678,000 compared to the prior year quarter, and average residential real estate loans increased $51 million.

The increase in average loans was partially funded by a $216 million, or 17%, increase in average wholesale funding and a $101 million decrease in average investment securities. Average bank-issued deposits were essentially flat quarter-over-quarter.

For the first nine months of 2006, net interest income increased by $8.6 million due to average volume when compared to the same period in 2005. This was comprised of an increase of $14.9 million in interest income that was partially offset by a $6.2 million increase in interest expense. Average loans over this period increased $400 million or 12%. The increase in average loans was funded by a $184 million increase average bank issued deposits, a $107 million increase in average wholesale fundings and a $75 million decline in average investment securities.

Changes due to rate - During the third quarter of 2006, net interest income (FTE) declined due to average rates by $1.8 million when compared with the same quarter in 2005. This decline was comprised of a $12.9 million increase in interest expense that was partly offset by an $11.1 million increase in interest income. Both loan yields and funding costs were affected by six 25 basis point increases in the federal funds (Fed Funds) rate that occurred since September 30, 2005.

The yield for the third quarter of 2006 on average earning assets increased 88 basis points to 6.98% compared to 6.10% in the third quarter of 2005. This was primarily attributable to a 104 basis point increase in the yield on average loans due to increasing loan volumes and repricing of variable rate loans in the rising rate environment.

The rate paid for the third quarter of 2006 on average interest bearing liabilities increased 115 basis points, compared to the third quarter of 2005, as a result of increases in short term rates, lengthening of the repricing term of the liabilities and promotional deposit pricing as part of the Deposit Growth initiative. Average rates paid on wholesale deposits and short-term borrowings increased 107 basis points and 142 basis points, respectively. Average rates paid on long term debt declined 23 basis points.

For the first nine months of 2006, net interest income declined by $5.1 million due to average rates. This decline was comprised of a $37.4 million increase in interest expense that was partly offset by a $32.3 million increase in interest income. The average rates paid on interest bearing liabilities increased by 115 basis points while the yield on earning assets increased by 88 basis points.

Like most financial institutions, AMCORE has an exposure to changes in both short-term and long-term interest rates. The Company expects modest compression in the margin during the next quarter, especially if the recent inversion of the yield curve persists. Among those factors that could cause margin and spread not to perform as anticipated by the Company include: greater and more frequent than anticipated changes in interest rates, including the impact of basis risk between various interest rate indices, changes in the shape of the yield curve, the effect of prepayments or renegotiated rates, increased price competition on both deposits and loans, promotional pricing on deposits, changes in the mix of earning assets and the mix of liabilities, including greater than anticipated use of wholesale sources to fund the Branch Expansion, and greater than expected loan delinquencies resulting in non-accrual status. Over a one-year horizon, AMCORE expects that its interest-rate risk will be greater during a period of declining interest rates than it will be during a period of rising interest rates.

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

The Provision was $2.9 million in the third quarter of 2006, a decrease of $1.6 million or 36% from $4.5 million in the third quarter of 2005. The decline was primarily due to lower net charge-offs. Net charge-offs in the third quarter of 2006 were $2.8 million or 28 basis points of average loans on an annualized basis, compared to $4.2 million or 47 basis points of average loans during the same period in 2005.

For the nine month period ending September 30, 2006, the Provision declined $3.4 million when compared to the first nine months of 2005, also reflecting lower net charge-offs, which declined $3.5 million period-to-period. Net charge-offs were $7.2 million, or 25 basis points of average loans on an annualized basis, for the nine month period ending September 30, 2006, compared to $10.7 million or 42 basis points of average loans during the same period in 2005.

Non-Interest Income

Total non-interest income is comprised primarily of fee-based revenues from investment management and trust, bank-related service charges on deposits and mortgage banking income. Net security gains or losses, gains on loan sales, increases in cash surrender value (CSV) and death claims on Bank and Company owned life insurance (COLI), brokerage commission income and bankcard fee income are also included in this category.

Overview – Non-interest income totaled $21.2 million in the third quarter of 2006, an increase of $4.3 million or 26% from $16.8 million in the third quarter of 2005. The increase included $2.2 million in dividends from private equity investments and a $1.3 million non-taxable net death claim on COLI. Service charges on deposits and bankcard fee income increased a combined $950,000, while investment management and trust income increased $544,000. These increases were partially offset by a $921,000 decline in mortgage banking income, largely due to a $702,000 mortgage servicing rights impairment valuation reversal in the third quarter of 2005.

On a year-to-date basis, non-interest income increased $6.2 million to $54.3 million in 2006 compared to $48.1 million in 2005. In addition to $2.2 million in dividends from private equity investments and a $1.3 million non-taxable net death claim on company-owned life insurance, the most significant increases were a combined $2.6 million increase in service charges on deposits and bankcard income, and a $472,000 increase in investment management and trust income. The increases were partly offset by a $356,000 decline in mortgage banking income.

Investment management and trust income - Investment management and trust income includes trust services, investment management, estate administration, financial planning, and employee benefit plan recordkeeping and administration services. Investment management and trust income totaled $4.2 million in the third quarter of 2006, an increase of $544,000 or 15%, from $3.6 million in the third quarter of 2005. The increase for the quarter was primarily due to an increase in wealth management fees. For the nine month period ended September 30, 2006, investment management and trust income increased $472,000 from $11.3 million in 2005 to $11.8 million in 2006.

As of September 30, 2006, total assets under administration were $2.6 billion, compared to $2.6 billion at December 31, 2005 and $4.6 billion at September 30, 2005. The decline from September 30, 2005 reflects the combined impact of the Federated and West Banc transactions.

Service charges on deposits and bankcard fee income - Service charges on deposits, currently the Company’s largest source of non-interest income, and bankcard fee income totaled a combined $8.6 million in the third quarter of 2006, a $950,000 or 12% increase over $7.7 million in the third quarter of 2005. Totals for the first nine months of 2006 were $23.6 million, an increase of $2.6 million or 12% over the $21.0 million in the prior year period. Service charges on consumer deposit accounts were the primary driver of the increases for both the quarter and year-to-date periods and were impacted by higher deposit balances resulting from the Company’s Deposit Growth initiative. Enhancements to the Company’s fee structure and waiver policies led to additional increases beginning late in the second quarter of 2006 and are expected to continue. A larger cardholder base, a benefit of both the Branch Expansion and Deposit Growth initiatives, greater card utilization and an expanded ATM network contributed to the increase in bankcard fee income.

Mortgage banking income - Mortgage banking income includes fees generated from the underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans, net of origination costs, servicing rights amortization and impairment.

Mortgage banking income was $762,000 in the third quarter of 2006, a decline of $921,000 from the third quarter of 2005. The prior year quarter included a mortgage servicing rights impairment charge reversal of $702,000. The remaining change was due to lower gains on loans sold into the secondary market that were nearly offset by lower amortization due to slower run-off of loans serviced. Mortgage loan closings were $111 million during the third quarter of 2006 compared to $146 million in the prior year period. New purchase mortgage closings were 69% of total closings in the third quarter of 2006, compared to 59% in the prior year quarter.

For the first nine months of 2006, mortgage banking income was $3.1 million on closings of $311 million, compared to $3.4 million on closings of $353 million for the first nine months of 2005, a decline of $356,000. The decline was due to lower gains on loans sold into the secondary market that were nearly offset by lower amortization due to slower run-off of loans serviced. New purchase mortgage closings were 68% of total closings for the 2006 year-to-date period compared to 60% for the prior year period.

The Company expects continued growth of new purchase mortgages with additional mortgage originators, primarily in the Branch Expansion markets. New purchase mortgage growth could be negatively affected by a number of factors beyond the Company’s control, including heightened competition, higher mortgage interest rates, declines in new housing construction and adverse regulatory developments.

As of September 30, 2006, the carrying value of AMCORE’s capitalized mortgage servicing rights was $14.2 million, with no impairment valuation allowance. This compares to $13.3 million at September 30, 2005, with no impairment valuation. The unpaid principal balance of mortgage loans serviced for others was $1.4 billion and $1.3 billion as of September 30, 2006, and 2005, respectively. The net carrying value of the Company’s capitalized mortgage servicing rights, as a percentage of the unpaid principal balance of mortgage loans serviced for others, was 0.98% as of September 30, 2006 and 2005.

COLI income – COLI income totaled $2.9 million in the third quarter of 2006, a $1.4 million increase from $1.5 million in the third quarter of 2005. The increase was primarily due to a $1.3 million non-taxable net death claim. Year-to-date in 2006, COLI income increased $1.0 million to $4.9 million from $3.9 million in the prior year period. The increase was due to the net death claim, partially offset by higher annual policy charges and the decline in value of underlying equity-related investments. AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. As of September 30, 2006, the CSV of COLI was $135 million, compared to $131 million at September 30, 2005 and $132 million at December 31, 2005.

Other non-interest income – Brokerage commission income, customer service fees, gain on sale of loans, net security gains and other non-interest income totaled $4.7 million in the third quarter of 2006, a $2.3 million increase from the third quarter of 2005. The increase was primarily attributable to $2.2 million in dividends from private equity investments. The combined totals for the year-to-date periods ended September 30, 2006 and 2005 were $10.9 million and $8.4 million, respectively, an increase of $2.5 million. The increase was primarily related to the private equity investment dividends. Increased customer service fees and brokerage commissions, offset by lower net security gains, accounted for the remaining increase.

Operating Expenses

Overview –Total operating expense was $42.5 million in the third quarter of 2006, an increase of $5.6 million or 15%, from $36.8 million in the third quarter of 2005. For the first nine months of 2006, operating expense was $123.1 million, an increase of $16.1 million or 15%, from $107.1 million in the same period in 2005. The increases in both the quarter and year-to-date periods of 2006 included a $2.1 million expense related to debt extinguishment incurred in the third quarter of 2006. The remaining increases were primarily attributable to higher personnel costs and professional fees.

The efficiency ratio was 68.16% in the third quarter of 2006, compared to 63.90% for the same period in 2005. On a year-to-date basis, the efficiency ratio was 69.08% and 63.68% in 2006 and 2005, respectively. The efficiency ratio is calculated by dividing total operating expenses by revenues. Revenues are the sum of net interest income and non-interest income. The primary reasons for the increase in operating expenses are discussed below.

Personnel expense - Personnel expense, which includes compensation expense and employee benefits and is the largest component of operating expenses, was $23.3 million in the third quarter of 2006, an increase of $1.4 million or 7% from $21.9 million in the third quarter of 2005. For the nine month periods ending September 30, 2006 and 2005, personnel expense totaled $72.6 million and $64.1 million, respectively, an increase of $8.6 million or 13%. The increase for both the quarter and year-to-date periods include the effects of the Branch Expansion, additional staff hired in connection with Regulatory Developments, severance costs and stock based compensation expense. Due to the adoption of SFAS 123R, stock based compensation expense increased $290,000 in the third quarter of 2006 and $1.7 million for the first nine months of 2006 compared to the respective prior year periods.

Professional fees – Professional fees include legal, consulting, auditing and external portfolio management fees and totaled $2.7 million in the third quarter of 2006 compared to $1.0 million in the same period a year ago. For 2006 year-to-date, professional fees were $7.1 million compared to $3.1 million for the same period in 2005. The increases of $1.7 million and $4.0 million, respectively, were primarily attributable to increased costs for external assistance with regulatory compliance matters of $1.0 million and $2.0 million for the respective periods, and for external investment management expenses associated with the transition to an open platform. Subsequent to its sale, IMG also continues to provide certain investment management services for the Bank for a limited time. These services were also provided prior to the sale and were previously categorized as a component of personnel expense. IMG results for prior year periods have been re-categorized as discontinued operations. The costs of outside assistance for compliance matters should decline over the next several quarters, while the expenses related to IMG investment management services, which were $185,000 and $577,000 for the three and nine month periods ending September 30, 2006, respectively, should be stable or slightly declining from this point forward. Costs associated with the transition to an open platform, $248,000 and $664,000 for the three and nine month periods ending September 30, 2006, respectively, are expected to grow in relationship to revenue growth.

Other operating expense – Other operating expenses include net occupancy expense, equipment expense, data processing expense, communication expense, advertising and business development expenses and other costs. These were a combined $16.5 million and $13.9 million, respectively, in the third quarters of 2006 and 2005, an increase of $2.5 million. For the nine month periods ending September 30, 2006 and 2005, other operating expenses were $43.4 million and $39.9 million, respectively, an increase of $3.4 million. The most significant increase, for both the quarter and year-to-date was the $2.1 million expense related to debt extinguishment incurred in the third quarter of 2006. The expense was primarily a non-cash cost and included the recognition of unamortized market adjustments associated with previously terminated hedges. Both the quarter and year-to-date periods reflected increases in occupancy, data processing, communications and advertising and development costs that were partially offset by lower equipment expense.

Income taxes – Income tax expense was $4.5 million and $4.6 million in the third quarters of 2006 and 2005, respectively. Income taxes declined despite an increase in pre-tax earnings due to a higher proportion of tax-exempt earnings, which included the COLI death claim. For the nine month period ended September 30, 2006, income tax expense totaled $13.6 million, a $1.0 million decrease from the $14.6 million in the same period of 2005. The decrease was due to lower income before taxes and a higher proportion of tax-exempt earnings.

The effective tax rates were 26.4% and 28.4% in the third quarters of 2006 and 2005, respectively, and were 28.3% and 28.9% for the nine months ended September 30, 2006 and 2005, respectively. Effective tax rates are lower than the statutory tax rates due primarily to investments in tax-exempt municipal bonds and increases in CSV and net death claims on COLI that are tax exempt.

Discontinued Operations

As a result of the Federated and West Banc transactions (see Increasing Fee Income discussion) the Company has reclassified the results of IMG for the current and prior periods to discontinued operations. Income from discontinued operations was zero and a loss of $80,000 for the three and nine month periods ended September 30, 2006, respectively, compared to income of $877,000 and $793,000 for the respective periods in 2005. The declines for both periods were due to a gain on the transition of the Vintage equity funds’ advisory rights reported in the third quarter of 2005.

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

Since there are no comprehensive authorities for management accounting equivalent to U.S. generally accepted accounting principles, the information presented is not necessarily comparable with similar information from other financial institutions. In addition, methodologies used to measure, assign and allocate certain items may change from time-to-time to reflect, among other things, accounting estimate refinements, changes in risk profiles, changes in estimates of product repricing characteristics, changes in customers or product lines, and changes in management structure.

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

Overview - Commercial represented 83% and 76% of total Segment earnings in the third quarter of 2006 and 2005, respectively. For the nine month periods ended September 30, 2006 and 2005, Commercial represented 77% and 76%, respectively, of total Segment earnings. Commercial total assets were $3.1 billion at September 30, 2006 and represented 57% of total consolidated assets. This compares to $2.8 billion and 54%, respectively, at September 30, 2005.

Commercial earnings for the third quarter of 2006 and 2005 were $10.0 million and $8.2 million, respectively, an increase of $1.8 million or 21%. Year-to-date earnings in 2006 were $25.8 million, compared to $23.4 million in the same period in 2005, an increase of $2.4 million or 10%. Higher net interest income and lower provision for loan losses, partially reduced by higher non-interest expenses and income taxes, were the primary reasons for the increases for both the quarter and year-to-date periods.

Net interest income increased $1.7 million and $5.9 million for the three and nine month periods ended September 30, 2006, respectively, compared to the same periods in 2005. Both periods experienced increased interest income reduced by increased interest expense adjusted for net cost of fund allocations. The increase in interest income was attributable to higher average commercial real estate and commercial loan volumes, and increased yields. The increase in interest expense, as adjusted for net cost of fund allocations, was primarily due to the increased funding needs associated with the loan growth combined with rising interest rates.

The Provision declined $2.8 million in the third quarter of 2006 compared to the same period of 2005, and declined $4.5 million for the year-over-year periods. The decrease in the quarter and year-to-date Provision was primarily due to the reassignment of loss allocations on a large real estate credit to the Retail Banking segment for management reporting and lower net charge-offs.

Non-interest expense increased $1.4 million in the third quarter of 2006 compared to the third quarter of 2005. On a year-to-date basis, the increase was $6.2 million. The increases were largely due to higher personnel costs associated with Branch Expansion, annual increases, and stock based compensation expense, increased occupancy costs, also associated with Branch Expansion, and higher loan processing and collection expenses.

Income taxes increased $1.1 million and $1.6 million for the three and nine month periods of 2006, respectively, compared to the same periods in 2005 due to higher pre-tax earnings.

Retail Banking

The Retail Banking Segment (Retail) provides retail-banking services to individual customers through the Bank’s branch locations in northern Illinois and southern Wisconsin. The services provided by this Segment include direct and indirect lending, checking, savings, money market and CD accounts, safe deposit rental, ATMs, and other traditional and electronic commerce services.

Overview - Retail represented 14% and 18% of total Segment earnings in the third quarter of 2006 and 2005, respectively. For both nine month periods ended September 30, 2006 and 2005, Retail represented 21% of total Segment earnings. Retail total assets were $654 million at September 30, 2006 and represented 12% of total consolidated assets. This compares to $657 million and 13% at September 30, 2005.

Retail earnings for the third quarter of 2006 were $1.7 million, a decline of $348,000 or 17% from the third quarter of 2005. Year-to-date earnings in 2006 were $6.9 million, compared to $6.4 million in the same period in 2005, an increase of $473,000 or 7%. For the quarter, increases in non-interest expense and Provision more than offset increases in net interest income and non-interest income and a decline in income taxes. Year-to-date, increases in net interest income and non-interest income more than offset higher non-interest expense, Provision and income taxes.

Net interest income increased by $1.4 million and $5.1 million for the three and nine month periods ended September 30, 2006, compared to the same periods in 2005. Both periods experienced increased funding credits on deposits generated due to Deposit Growth and higher interest income. These were partially offset by higher interest expense due to increasing short-term interest rates.

Non-interest income increased by $946,000 in the third quarter of 2006 compared to the same period a year ago and increased $2.4 million for the year-to-date period, both the result of increased deposit service charges.

The Provision increased $1.4 million in the third quarter of 2006 compared to the same period of 2005, and $1.9 million for the year-over-year periods. The increase in the quarter and year-to-date Provision was primarily due to the reassignment of loss allocations on a large real estate credit from Commercial for management reporting net of lower net charge-offs.

Non-interest expense increased $1.5 million in the third quarter of 2006 compared to the third quarter of 2005. On a year-to-date basis, the increase was $4.9 million. The increases were largely due to increased personnel costs associated with Branch Expansion, annual increases, and stock based compensation expenses, as well as higher loan processing expenses.

Income taxes decreased $222,000 in the third quarter of 2006 compared to the same period in 2005 while year-to-date 2006 income tax expense was $304,000 higher than the prior year period, both due to changes in pre-tax earnings.

Investment Management and Trust

The Investment Management and Trust Segment (IMT) provides wealth management services which include trust services, investment management, estate administration, financial planning, employee benefit plan recordkeeping and administration and brokerage services.

Overview - IMT represented 5% and 2% of total segment earnings in the third quarter of 2006 and 2005, respectively, and 3% for both year-to-date periods. IMT total assets were $14 million at September 30, 2006 and represented less than 1% of total consolidated assets. At September 30, 2005, IMT total assets were $19 million, also less than 1% of total consolidated assets.

IMT reported income from continuing operations of $577,000 in the third quarter of 2006, a $365,000 increase from the third quarter of 2005 earnings from continuing operations of $212,000. On a year-to-date basis, income from continuing operations declined $75,000 from the prior year period. For the quarter, the increase was primarily due to higher non-interest income, net of increased income tax expense. On a year-to-date basis, increases in non-interest income were essentially offset by higher non-interest expense.

Increases in non-interest income were primarily the result of higher wealth management fees. The increases in non-interest expenses were due to higher personnel costs and professional fees. Higher personnel costs included stock-based compensation expense. Higher professional fees included third party costs associated with the transition to an open platform. The increase in income taxes for the third quarter of 2006, compared to third quarter 2005, was due to higher earnings on continuing operations before taxes.

The loss from discontinued operations in the current year-to-date period of $80,000 included additional expenses incurred related to the sale of IMG. Income from discontinued operations in the prior quarter and year-to-date periods of $877,000 and $793,000, respectively, were due to a gain on the transition of the Vintage equity funds’ advisory rights.

Mortgage Banking

The Mortgage Banking Segment (Mortgage) provides a variety of mortgage lending products to meet its customers’ needs. It sells most of the long-term, fixed-rate loans which it originates to the secondary market and continues to service most of the loans sold.

Overview - Mortgage net loss of $193,000 reduced total Segment earnings by 2% in the third quarter of 2006 compared to a contribution of 4% in the third quarter of 2005. Year-to-date of 2006 Mortgage loss of $287,000 reduced total Segment earnings by 1% compared to 0% in 2005. Mortgage total assets were $315 million at September 30, 2006 and represented 6% of total consolidated assets. This compares to $262 million and 5% at September 30, 2005.

Mortgage results for the third quarter of 2006 reflected a loss of $193,000, a decline of $586,000 over the third quarter of 2005 income of $393,000. For the first nine months of 2006, mortgage results reflected a loss of $287,000 compared to a loss of $9,000 in the same period of 2005, a decline of $278,000. For the quarter only, lower non-interest income was partially offset by lower Provision and income taxes. On a year-to-date basis, lower non-interest income and net interest income were partially offset by lower Provision and income taxes.

The decline in net interest income for the year-to-date period was primarily due to increased net cost of funds allocations and declining volumes that were partially offset by higher yields on mortgage loans. The increase in funds allocations and mortgage loan yields were attributable to increasing short-term interest rates. The decrease in Provision was due to lower net charge-off experience. The decrease in non-interest income for both quarter and year-to-date periods was due to lower gains on loans sold into the secondary market that were nearly offset by lower amortization due to slower run-off of loans serviced. In addition, the decline for the current quarter was also impacted by a $702,000 mortgage servicing rights impairment charge reversal in the third quarter of 2005. The decline in income taxes was due to lower pre-tax results.

BALANCE SHEET REVIEW

Total assets were $5.4 billion at September 30, 2006, an increase of $102 million or 2% from December 31, 2005. Total liabilities increased $95 million over the same period and stockholders’ equity increased $7 million. The following discusses changes in the major components of the Consolidated Balance Sheet since December 31, 2005.

Cash and Cash Equivalents - Cash and cash equivalents declined $23 million from December 31, 2005 to September 30, 2006, as cash used for investing activities of $134 million exceeded the cash provided by financing activities of $70 million and by operating activities of $41 million.

Securities Available for Sale - Total securities available for sale as of September 30, 2006 were $1.1 billion, a decrease of $116 million or 10% from December 31, 2005. The decline was primarily attributable to lower U.S. Government sponsored enterprise (GSE) balances and the resale of $15 million of the Company’s own issuance of a Trust Preferred security that it had repurchased a few years ago. As a result of the sale, the Company realized an improvement in its regulatory capital, paid down short-term wholesale borrowings, and reduced the level of required capital. At September 30, 2006 and December 31, 2005, the total securities available for sale portfolio comprised 21% and 23%, respectively, of total earning assets, including COLI. Among the factors affecting the decision to purchase or sell securities are the current assessment of economic and financial conditions, including the interest rate environment, the liquidity needs of the Company and its pledging obligations. By not reinvesting cash flows from maturities and prepayments of investment securities, the Company expects to gradually migrate its balance sheet to a lower proportion of investment securities.

Mortgage and asset backed securities, as of September 30, 2006, totaled $810 million and represented 76% of total available for sale securities. The distribution of mortgage and asset backed securities includes $360 million of GSE mortgage-backed pass through securities, $425 million of GSE collateralized mortgage obligations and $25 million of private issue collateral mortgage obligations, all of which are rated Aaa except for $10 million of securities rated B3.

The $1.1 billion of total securities available for sale includes gross unrealized gains of $3 million and gross unrealized losses of $21 million. Unrealized gains and unrealized losses is the difference between a security’s fair value and carrying value. The fair value of a security is generally impacted by two factors, market risk and credit risk. Market risk is the exposure of the security to changes in interest rate. There is an inverse relationship to changes in the fair value of the security with changes in interest rates, meaning that when rates increase the value of the security will decrease. Conversely, when rates decline the value of the security will increase. Credit risk arises from the extension of credit to a counterparty, for example a purchase of corporate debt in security form, and the possibility that the counterparty may not meet its contractual obligations. The Company’s policy is to primarily invest in securities with low credit risk, such as U.S. Treasuries, U.S. government agencies (such as the Government National Mortgage Association or “GNMA”), government-sponsored enterprises (“GSE’s” such as the Federal Home Loan Mortgage Corporation or “FHLMC”), state and political obligations, and mortgage-backed securities. Unlike agency debt, GSE debt is not secured by the full faith and credit of the United States.

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

Loans Held for Sale - At September 30, 2006, mortgages originated but awaiting delivery to the secondary market were $19 million, compared to $24 million at December 31, 2005. These include conforming adjustable rate, fixed-rate and balloon residential mortgage loans, but are primarily comprised of 15 and 30 year fixed rate loans. Non-conforming adjustable rate, fixed-rate and balloon residential mortgages are normally retained by the Bank. Mortgage loans are sold in the secondary market to eliminate interest rate risk and generate gains on the sale of these loans including the value of retained servicing rights. Loans held for sale are recorded at the lower of cost or market value.

Loans - Loans represent the largest component of AMCORE’s earning asset base. At September 30, 2006, total loans were $4.0 billion, an increase of $231 million or 8% on an annualized basis from December 31, 2005, and represented 76% of total earning assets, including COLI. See Note 3 of the Notes to Consolidated Financial Statements.

Total commercial real estate loans, including real estate construction loans, increased $180 million or 11% annualized, commercial, financial and agricultural loans increased $19 million, or 3% annualized, and residential real estate loans increased $36 million or 10% on an annualized basis. The increases were driven primarily by the Branch Expansion.

Goodwill – Total goodwill at September 30, 2006 was $6.1 million, unchanged from December 31, 2005.

Deposits - Total deposits at September 30, 2006 were $4.3 billion, an increase of $83 million when compared to December 31, 2005, comprised of a $157 million increase in wholesale deposits, net of a $74 million decrease in bank-issued deposits which totaled $3.5 billion at the end of the third quarter of 2006. The decline in bank-issued deposits reflects the Company’s efforts to ensure that its deposit attraction strategies are priced at competitive, but profitable levels. This has led to some attrition in balances, as some customers, including correspondent banks, moved balances to other institutions. Bank-issued deposits represented 82% and 85% of total deposits at September 30, 2006 and December 31, 2005, respectively.

Borrowings - Borrowings totaled $679 million at September 30, 2006 and were comprised of $352 million of short-term and $327 million of long-term borrowings. Comparable amounts at December 31, 2005 were $489 million and $170 million. While this represented a net increase of $20 million, it also reflected a strategic repositioning of funding, as the $137 million decline in short-term borrowings was replaced with $157 million in long-term borrowings. Included in the repositioning were a $74 million extinguishment of high-cost shorter-term Federal Home Loan Bank (FHLB) advances and a $35 million placement of long-term subordinated debentures that qualifies as Tier 2 capital for regulatory purposes. These actions, coupled with the first quarter 2006 sale of the longer-maturity investment securities discussed above, allowed the Company to mitigate a funding mismatch and reduce its interest rate risk sensitivity. See Notes 6 and 7 of the Notes to Consolidated Financial Statements.

AMCORE has $40 million of Trust Preferred securities outstanding through AMCORE Capital Trust I (Capital Trust). In the first quarter of 2006, $15 million, previously held by the Bank and disallowed as Tier 1 Capital, were sold. Following the sale, the entire $40 million qualified as Tier 1 capital for regulatory purposes. These securities pay cumulative cash distributions semiannually at an annual rate of 9.35% and are redeemable from March 25, 2007 until March 25, 2017, at a declining premium of 104.675% to 100.00% of the principal amount. After March 25, 2017, they are redeemable at par until June 15, 2027, when redemption is mandatory.

Stockholders’ Equity – Total stockholders’ equity at September 30, 2006 was $406 million, an increase of $8 million or 2% from December 31, 2005. The increase in stockholders’ equity was primarily due to a $21 million increase in retained earnings net of a $17 million increase in treasury stock. The $17 million increase in treasury stock was due to the Repurchase Program and the redemption of shares under a pre-existing redemption agreement. See discussion below under “Liquidity and Capital Management – Other uses of liquidity”.

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

In the Auto Loan Sales, indirect automobile loan receivables are transferred to a multi-seller variable-interest entity (VIE). Since the Company is not the primary beneficiary of the VIE, consolidation is not required under the terms of Financial Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities.” As a result, the net carrying amount of the loans is removed from the Company’s Consolidated Balance Sheets and certain retained residual interests are recorded. The Company’s retained interests are subordinate to the interests of investors in the VIE and are subject to prepayment risk, interest-rate risk and credit risk on the transferred auto loans. The Company’s risk of loss attributable to credit and prepayment is limited to its interest in the Interest Only Strip. Neither the investors nor the securitization trust have any further recourse to the Company’s other assets. Interest rate risk could exceed the Company’s interest in the Excess Spread, but such a possibility is not considered probable as of September 30, 2006. The Company also retains the rights to service the loans that are sold.

As of September 30, 2006, the balance of automobile loans serviced and not included on the Company’s Consolidated Balance Sheets was $66 million compared to $111 million at December 31, 2005. The carrying value of retained interests was $5 million at September 30, 2006 and $7 million at December 31, 2005. See Note 5 of the Notes to Consolidated Financial Statements.

Mortgage loan sales - The Company originates mortgage loans that it sells to the secondary market. The Company typically retains the right to service the loans that are sold. As of September 30, 2006 and December 31, 2005, the unpaid principal balance of mortgage loans serviced for others was $1.4 billion. These loans are not recorded on the Company’s Consolidated Balance Sheets. The Company, as of September 30, 2006 and December 31, 2005 and in accordance with SFAS No 140, had recorded $14 million and $13 million, respectively, of capitalized mortgage servicing rights. As of September 30, 2006 and December 31, 2005, there was no impairment valuation. See Note 4 of the Notes to Consolidated Financial Statements.

Derivatives - The Company uses derivative contracts to help manage its exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives used most often are interest rate swaps, and on occasion caps, collars and floors (collectively “Interest Rate Derivatives”), mortgage loan commitments and forward contracts. As of September 30, 2006 and December 31, 2005, there were no caps, collars or floors outstanding. Interest Rate Derivatives are contracts with a third-party (the “Counterparty”) to exchange interest payment streams based upon an assumed principal amount (the “Notional Principal Amount”). The Notional Principal Amount is not advanced to/from the Counterparty. It is used only as a reference point to calculate the exchange of interest payment streams and is not recorded on the Consolidated Balance Sheets. Derivatives are marked-to-market in accordance with SFAS No. 138, “Accounting for Derivatives Instruments and Hedging Activities.” AMCORE does not have any derivatives that are held or issued for trading purposes but it does have some derivatives that do not qualify for hedge accounting. AMCORE monitors credit risk exposure to the Counterparties. All Counterparties, or their parent company, have investment grade credit ratings and are expected to meet any outstanding interest payment obligations.

The total notional amount of Interest Rate Derivatives outstanding was $173 million and $240 million as of September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006, Interest Rate Derivatives had a net negative carrying and fair value of $1.3 million, compared to a net negative carrying and fair value of $4.1 million at December 31, 2005. The decline in notional amounts, carrying amounts and fair value included the termination of two fair value hedges in first quarter 2006. The total notional amount of forward contracts outstanding for mortgage loans to be sold in the secondary market was $34 million and $39 million as of September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006, the forward contracts had a net negative carrying and fair value of $357,000, compared to a net negative carrying and fair value of $332,000 at December 31, 2005. For further discussion of derivative contracts, see Notes 8 of the Notes to Consolidated Financial Statements.

Loan commitments and letters of credit - The Company, as a provider of financial services, routinely enters into commitments to extend credit to its Bank customers, including a variety of letters of credit. While these represent a potential outlay by the Company, a significant amount of the commitments and letters of credit may expire without being drawn upon. Commitments and letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by the Company.

At September 30, 2006, and December 31, 2005, liabilities in the amount of $221,000 and $183,000, respectively, representing the value of the guarantee obligations associated with certain of the letters of credit, had been recorded in accordance with FIN 45. These amounts are expected to be amortized into income over the lives of the commitments. The contractual amount of all letters of credit, including those exempted from the scope of FIN 45, was $237 million and $204 million at September 30, 2006 and December 31, 2005, respectively. See Note 9 of the Notes to Consolidated Financial Statements.

The carrying value of mortgage loan commitments recorded as an asset totaled $205,000 at September 30, 2006 compared to an asset of $150,000 at December 31, 2005. These amounts represent the fair value of those commitments marked-to-market in accordance with SFAS 138 and in accordance with Staff Accounting Bulletin No. 105. The total notional amount of mortgage loan commitments was $23 million at September 30, 2006 and $22 million at December 31, 2005. See Note 8 of the Notes to Consolidated Financial Statements.

At September 30, 2006 and December 31, 2005, the Company had extended $960 million and $955 million, respectively, in loan commitments other than the mortgage loan commitments and letters of credit described above. This amount represented the notional amount of the commitment. A liability of $1.0 million has been recorded for estimated probable losses on unfunded commitments outstanding at September 30, 2006 compared to $732,000 at December 31, 2005. Prior to the third quarter of 2005, this liability was included as part of the Company’s Allowance.

Equity investments - The Company has a number of non-marketable equity investments that have not been consolidated in its financial statements but rather are recorded in accordance with either the cost or equity method of accounting. At September 30, 2006 and December 31, 2005, these investments included $4 million and $5 million, respectively, in private equity fund investments that were reported under either the cost or equity method, depending on the percentage of ownership. Not included in the carrying amount were commitments to fund an additional $1.1 million and $1.3 million, respectively, at some future date. At September 30, 2006, the Company also has recorded investments of $4 million, $20 million, and $93,000 respectively, in stock of the Federal Reserve Bank, the FHLB and the Federal Agricultural Mortgage Corporation. At December 31, 2005, these amounts were $4 million, $21 million and $112,000, respectively. These investments are recorded at amortized historical cost or fair value, as applicable, with income recorded when dividends are declared.

Other investments, comprised of various affordable housing tax credit projects (AHTCP) and other Community Reinvestment Act (CRA) investments, totaled approximately $796,000 and $407,000 at September 30, 2006 and December 31, 2005, respectively. Losses are limited to the remaining investment and there are no additional funding commitments on the AHTCPs or CRA investments by the Company. Those investments without guaranteed yields were reported on the equity method, while those with guaranteed yields were reported using the effective yield method. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus additional commitments, if any.

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

Fiduciary and agency - The Company’s subsidiaries also hold assets in a fiduciary or agency capacity that are not included in the Consolidated Financial Statements because they are not assets of the Company. Total assets administered by the Company at September 30, 2006 and December 31, 2005 were $2.6 billion.

Contractual Obligations

In the ordinary course of its business, the Company enters into certain contractual arrangements. These obligations include issuance of debt to fund operations, property leases and derivative transactions. During the first nine months of 2006, the Company entered into seven operating lease agreements. There are no residual value guarantees on these leases and no lease termination penalties or acceleration clauses. A purchase contract in the amount of $1.6 million for a land purchase was entered into during second quarter 2006 and is scheduled to close in 2007. With the predominant portion of it business being banking, the Company routinely enters into and exits various funding relationships including the issuance and extinguishment of long-term debt. See the discussion of Borrowings, above, and Note 7 of the Notes to Consolidated Financial Statements. Other than these transactions, there were no material changes in the Company’s contractual obligations since the end of 2005. Amounts as of December 31, 2005 are listed in the following table:

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

ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

AMCORE’s credit risk is centered in its loan portfolio, which totaled $4.0 billion, or 76% of earning assets, including COLI on September 30, 2006. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer’s failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration and borrower concentration.

The Company is also exposed to carrier credit risk with respect to the majority of its $135 million investment in COLI. AMCORE manages this risk by diversifying its holdings among multiple carriers and by periodic internal credit reviews. All carriers have “Secure” ratings from A. M. Best that range from a low of “A” (Excellent) to “A++” (Superior).

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

The determination by management of the appropriate level of the Allowance amounted to $40.6 million at September 30, 2006, compared to $40.8 million at December 31, 2005. Decreases of $2.8 million for specific loss estimates on certain loans that are individually reviewed for impairment were partially offset by increases of $1.2 million in statistical loss estimates on loan pools based upon historical loss experience and $1.4 million for other loss estimates. Other loss estimates are based upon the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect the borrower’s ability to repay, and current economic and industry conditions.

At September 30, 2006, the Allowance as a percent of total loans and of non-accrual loans was 1.03% and 140%, respectively. These compare to the same ratios at December 31, 2005 of 1.10% and 188%. Net charge-offs were $7.2 million for the first nine months of 2006, a decrease of $3.5 million from $10.7 million for the same period in 2005. This was 0.25% and 0.42% of annualized average loans for the year-to-date periods of 2006 and 2005, respectively. Decreases included commercial loan net charge-offs of $3.1 million, residential real estate net charge-offs of $259,000 and consumer/installment net charge-offs of $100,000.

Non-performing Assets - Non-performing assets consist of non-accrual loans, loans 90 days past due and still accruing, foreclosed real estate and other repossessed assets. Non-performing assets totaled $32.1 million as of September 30, 2006, an increase of $1.1 million or 4% from $31.0 million at December 31, 2005 and $4.3 million or 15% from $27.9 million at September 30, 2005. The increase since December 31, 2005 consisted of a $1.3 million increase in foreclosed assets, partly offset by a $104,000 decrease in non-performing loans. The decrease in non-performing loans consisted of $7.4 million decrease in loans 90 days past due partially offset by a $7.3 million increase in non-accrual loans. The $4.3 million increase since September 30, 2005 consisted of a $4.2 million increase in non-performing loans and a $90,000 increase in foreclosed assets. Total non-performing assets represented 0.59%, 0.58% and 0.53% of total assets at September 30, 2006, December 31, 2005 and September 30, 2005, respectively.

Non-accrual loan totals include a $9.8 million commercial real estate relationship credit that was added to non-accrual loans during the second quarter of 2006. The credit is in the process of workout and the Company has assigned a specific allocation of $3.4 million at September 30, 2006 to reflect an estimated impairment loss as of September 30, 2006. While the Company strives to reflect all known risk factors in its evaluation, the ultimate loss could differ materially from the current estimate. The Company expects the workout process to continue for the remainder of the calendar year 2006. See Item 7, Management’s Discussion And Analysis of Financial Condition And Results Of Operation, “Critical Accounting Estimates,” included in the Company’s Form 10-K Annual Report for the year ended December 31, 2005, for a discussion of the judgments and assumptions that are most critical in determining the adequacy of the Allowance.

In addition to the amount of non-accruing and delinquent loans over 90 days past due, management is aware that other possible credit problems of borrowers may exist. Credits are considered substandard assets due to either less than satisfactory performance history, lack of borrower’s sound worth or paying capacity, or inadequate collateral. Loans classified as substandard are monitored accordingly. As of September 30, 2006 and December 31, 2005, there were $86,000 and $1.1 million, respectively, in this risk category that were 60 to 89 days delinquent and $1.8 million and $3.7 million, respectively, that were 30 to 59 days past due. In addition, as of September 30, 2006 and December 31, 2005, respectively, there were $1.1 million and $12.4 million of loans that were current, but had loss allocations of $318,000 and $2.3 million. Included in the December 31, 2005 total of $12.4 million of loans that were current was the $9.8 million commercial real estate loan that was placed on non-accrual during the second quarter 2006.

Concentration of Credit Risks – As previously discussed, AMCORE strives to maintain a diverse loan portfolio in an effort to minimize the effect of credit risk. Summarized below are the characteristics of classifications that exceed 10% of total loans.

Commercial, financial, and agricultural loans were $838 million at September 30, 2006, and comprised 21% of gross loans, of which 0.39% were non-performing. Annualized net charge-offs of commercial loans during the first nine months of 2006 and 2005 were 0.43% and 0.38%, respectively, of the average balance of the category. There were no loan concentrations within this category in excess of 10% of total loans.

Commercial real estate and construction loans were $2.3 billion at September 30, 2006, comprising 58% of gross loans, of which 0.98% were classified as non-performing. Annualized net charge-offs of construction and commercial real estate loans during the first nine months of 2006 and 2005 were 0.12% and 0.39%, respectively, of the average balance of the category. This category included $545 million of loans to nonresidential building operators and $412 million of loans to building contractors, which were 14% and 10% of total loans, respectively. There were no other loan concentrations within this category that exceeded 10% of total loans.

Residential real estate loans, which include home equity and permanent residential financing, totaled $496 million at September 30, 2006, and represented 13% of gross loans, of which 0.72% were non-performing. Annualized net charge-offs of residential real estate in the first nine months of 2006 and 2005 were 0.11% and 0.20%, respectively, of the average balance in this category.

Installment and consumer loans were $308 million at September 30, 2006, and comprised 8% of gross loans, of which 0.24% were non-performing. Annualized net charge-offs of consumer loans in the first nine months of 2006 and 2005 were 0.96% and 1.00%, respectively, of the average balance of the category. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $249 million at September 30, 2006. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of consumer credit.

Contained within the concentrations described above, the Company has $1.5 billion of interest only loans, of which $936 million are included in the construction and commercial real estate loan category and $433 million are included in the commercial, financial, and agricultural loan category and $151 million are home equity lines of credit. In general, these loans are well-secured with a range of maturities of two to five years. The Company does not have significant concentrations of negative amortization loans, high loan-to-value loans, option adjustable-rate mortgage loans or loans that initially have below market rates that significantly increase after the initial period.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity Management

Overview - Liquidity management is the process by which the Company, through its Asset and Liability Committee (ALCO) and treasury function, ensures that adequate liquid funds are available to meet its financial commitments on a timely basis, at a reasonable cost and within acceptable risk tolerances.

Liquidity is derived primarily from bank-issued deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources include brokered CDs, Fed Funds purchased lines, Federal Reserve Bank discount window advances, FHLB advances, repurchase agreements, the sale or securitization of loans, balances maintained at correspondent banks and access to other capital markets. Bank-issued deposits, which exclude wholesale deposits, are considered by management to be the primary, most stable and most cost-effective source of funding and liquidity. The Bank also has capacity, over time, to place additional brokered CDs as a source of mid-to long-term funds.

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

During the first nine months of 2006, wholesale funding, which includes borrowings and brokered deposits, increased $177 million. Wholesale funding represented 27% of total assets as of September 30, 2006 compared to 24% at December 31, 2005. The Company remains confident of its ability to meet and manage its short and long-term liquidity needs.

Investment securities portfolio – Scheduled maturities of the Company’s investment securities portfolio and the prepayment of mortgage and asset backed securities represent a significant source of liquidity. Approximately $8 million, or less than 1%, of the securities portfolio will contractually mature during the remainder of 2006. This does not include mortgage and asset backed securities since their payment streams may differ from contractual maturities because borrowers may have the right to prepay obligations, typically without penalty.

Loans - Funding of loans is the most significant liquidity need, representing 73% of total assets as of September 30, 2006. Since December 31, 2005, loans increased $231 million. Loans held for sale, which represents mortgage origination funding awaiting delivery to the secondary market, declined $5 million since December 31, 2005. The scheduled repayments and maturities of loans represent a substantial source of liquidity. Loan growth from same-store and Branch Expansion continue to be the greatest liquidity need of the Company.

Bank-issued deposits – Bank-issued deposits typically are the most cost-effective and reliable source of liquidity for the Company. Since December 31, 2005, bank-issued deposits decreased $74 million. The decline in bank-issued deposits reflects the Company’s efforts to ensure that its deposit attraction strategies are priced at competitive, but profitable levels. This has led to some attrition in balances, as some customers, including correspondent banks, moved balances to other institutions.

Branch expansion - The Company’s Branch Expansion strategy poses the greatest challenge to short and long-term liquidity. The Branch Expansion has required, and will continue to require, other sources of liquidity to fund the expected loan growth net of expected deposit growth and the remaining $54 million authorized capital investment. Since inception, the Branch Expansion has required the funding of $1.73 billion in loans while generating $712 million in deposits.

Parent company – In addition to the overall liquidity needs of the consolidated Company, the parent company requires adequate liquidity to pay its expenses, repay debt when due, pay stockholder dividends and execute the Repurchase Program. Liquidity is primarily provided to the parent through the Bank and other subsidiaries in the form of dividends. In the first nine months of 2006, dividends from subsidiaries amounted to $55 million, compared to $19 million in the same period a year ago.

Other sources of liquidity - As of September 30, 2006, other sources of readily available liquidity totaled $1.1 billion and included $262 million of Fed Funds lines, unused collateral sufficient to support $399 million in Federal Reserve Bank discount window advances, $193 million of unpledged debt investment securities, and $207 million of FHLB advances. These amounts totaled $1.1 billion at December 31, 2005 and also included $48 million available under a prior commercial paper and back-up line-of-credit arrangement. The Company also has capacity, over time, to place sufficient amounts of brokered CDs as a source of mid- to long-term liquidity. The Bank’s indirect auto portfolio, which at September 30, 2006 was $249 million, is a potential source of liquidity through additional Auto Loan Sales, but declining volumes and aging of the portfolio decreases the likelihood that the remaining portfolio would meet the eligibility criteria established by the securitization trust. The Bank also has a home equity portfolio of $238 million. Certain of these loans could also be packaged and securitized but the Bank has no current plans to do so.

Other uses of liquidity – At September 30, 2006, other potential uses of liquidity totaled $1.2 billion and included $960 million in commitments to extend credit, $23 million in residential mortgage commitments primarily for sale to the secondary market, and $237 million in letters of credit. At December 31, 2005, these amounts also totaled $1.2 billion.

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

Capital Management

Total stockholders’ equity at September 30, 2006, was $406 million, an increase of $8 million or 2% from December 31, 2005. The increase in stockholders’ equity was primarily due to a $21 million increase in retained earnings net of a $17 million increase in treasury stock. The $17 million increase in treasury stock was due to the Repurchase Program and the Redemption Agreement.

AMCORE paid $14 million of cash dividends during the first nine months of 2006, which represented $0.555 per share, or a dividend payout ratio of 40%. This compares to $0.51 per share paid during the first nine months of 2005, which represented a payout ratio of 34%. The book value per share was $16.73 at September 30, 2006 compared to $16.06 at December 31, 2005.

In addition to the recently announced Repurchase Program and the Redemption Agreement, the Company does repurchase shares in open-market and private transactions in accordance with Exchange Act Rule 10b-18. These repurchases are used to replenish the Company’s treasury stock for re-issuances related to stock options and other employee benefit plans. Also repurchased are direct repurchases from participants related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. During the first nine months of 2006, the Company purchased 784,101 shares in open-market and private transactions at an average price of $30.09 per share.

AMCORE has outstanding $41 million of capital securities through the Capital Trust. Of the $41 million, $40 million qualifies as Tier 1 capital for regulatory capital purposes, which is the $41 million reduced by the $1 million of common equity securities owned by the Company. Pursuant to regulations issued by the Federal Reserve Board, the capital securities are expected to continue to qualify as Tier 1 Capital. The Company has the capacity to issue, under regulatory guidelines, additional trust preferred securities that would qualify as Tier 1 Capital.

During third quarter 2006, the Company issued fixed/floating rate junior subordinated debentures in the amount of $35 million. The debt qualifies as Tier 2 Capital for regulatory capital purposes. The Company has the capacity to issue, under regulatory guidelines, additional subordinated debt that would qualify as Tier 2 Capital.

As the following table indicates, AMCORE’s total risk-based capital, Tier 1 capital and leverage ratio all significantly exceed the regulatory minimums, as of September 30, 2006. As of the most recent notification from the Company’s regulators, the Bank is considered “well capitalized” under the regulatory framework for prompt corrective action.

	Actual		Minimum Capital Adequacy
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$526,507	11.27%	$373,670	8.00%
Tier 1 Capital (to Risk Weighted Assets)	$450,864	9.65%	$186,835	4.00%
Tier 1 Capital (to Average Assets)	$450,864	8.30%	$217,224	4.00%
Risk Weighted Assets	$4,670,870

Average Assets	$5,430,603

TABLE 1

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	Three Months Ended September 30,
	2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$1,105,999	$12,568	4.55%	$1,207,262	$13,705	4.54%
Short-term investments	6,005	87	5.73%	10,411	90	3.43%
Loans held for sale	27,036	385	5.70%	35,833	451	5.03%

Loans:
Commercial	820,647	16,805	8.12%	804,314	13,653	6.73%
Commercial real estate	2,269,703	44,331	7.75%	1,986,672	33,645	6.72%
Residential real estate	495,917	8,675	6.97%	445,192	6,955	6.22%
Consumer	317,455	5,729	7.16%	316,777	5,205	6.52%

Total loans (1) (3)	$3,903,722	$75,540	7.68%	$3,552,955	$59,458	6.64%

Total interest-earning assets	$5,042,762	$88,580	6.98%	$4,806,461	$73,704	6.10%
Allowance for loan losses	(41,503)			(42,598)
Non-interest-earning assets	403,450			427,874

Total assets	$5,404,709			$5,191,737

Liabilities and Stockholders’ Equity:
Interest-bearing deposits	$1,716,174	$13,180	3.05%	$1,814,734	$9,753	2.13%
Time deposits	1,246,157	13,538	4.31%	1,140,835	8,979	3.12%

Total bank issued interest-bearing deposits	$2,962,331	$26,718	3.58%	$2,955,569	$18,732	2.51%
Wholesale deposits	790,629	9,932	4.98%	593,889	5,849	3.91%
Short-term borrowings	327,337	4,055	4.92%	516,470	4,553	3.50%
Long-term borrowings	372,472	5,670	6.04%	164,094	2,595	6.27%

Total interest-bearing liabilities	$4,452,769	$46,375	4.13%	$4,230,022	$31,729	2.98%
Non-interest bearing deposits	484,502			495,683
Other liabilities	66,608			67,078
Realized Stockholders’ Equity	420,177			404,159
Other Comprehensive Loss	(19,347)			(5,205)

Total Liabilities & Stockholders’ Equity	$5,404,709			$5,191,737

Net Interest Income (FTE)		$42,205			$41,975

Net Interest Spread (FTE)			2.85%			3.12%

Interest Rate Margin (FTE)			3.33%			3.48%

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35%. FTE adjustments totaled $1.1 million in 2006 and $1.2 million in 2005.
(2)	The average balances of the securities are based on amortized historical cost.
(3)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $695,000 and $633,000 for 2006 and 2005, respectively.

TABLE 2

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$1,148,958	$39,151	4.54%	$1,224,334	$42,095	4.58%
Short-term investments	6,869	271	5.27%	8,157	190	3.11%
Loans held for sale	25,490	1,009	5.28%	27,174	1,008	4.94%

Loans:
Commercial	821,658	48,320	7.86%	759,852	36,389	6.40%
Commercial real estate	2,207,473	124,562	7.54%	1,916,744	92,312	6.44%
Residential real estate	483,245	24,522	6.78%	434,043	19,608	6.03%
Consumer	315,889	16,469	6.97%	317,680	15,539	6.54%

Total loans (1) (3)	$3,828,265	$213,873	7.47%	$3,428,319	$163,848	6.39%

Total interest-earning assets	$5,009,582	$254,304	6.78%	$4,687,984	$207,141	5.90%
Allowance for loan losses	(41,911)			(42,099)
Non-interest-earning assets	399,744			421,343

Total assets	$5,367,415			$5,067,228

Liabilities and Stockholders’ Equity:
Interest-bearing deposits	$1,775,027	$37,611	2.83%	$1,702,060	$22,862	1.80%
Time deposits	1,228,053	36,523	3.98%	1,116,645	24,376	2.92%

Total bank issued interest-bearing deposits	$3,003,080	$74,134	3.30%	$2,818,705	$47,238	2.24%
Wholesale deposits	718,462	25,372	4.72%	620,982	16,877	3.63%
Short-term borrowings	401,834	14,008	4.66%	524,904	11,926	3.04%
Long-term borrowings	297,154	13,672	6.15%	165,058	7,491	6.07%

Total interest-bearing liabilities	$4,420,530	$127,186	3.85%	$4,129,649	$83,532	2.70%
Non-interest bearing deposits	481,301			482,091
Other liabilities	65,834			63,384
Realized Stockholders’ Equity	417,676			395,819
Other Comprehensive Loss	(17,926)			(3,715)

Total Liabilities & Stockholders’ Equity	$5,367,415			$5,067,228

Net Interest Income (FTE)		$127,118			$123,609

Net Interest Spread (FTE)			2.93%			3.20%

Interest Rate Margin (FTE)			3.39%			3.52%

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35%. FTE adjustments totaled $3.2 million in 2006 and $3.6 million in 2005.
(2)	The average balances of the securities are based on amortized historical cost.
(3)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $2.3 million and $1.9 million for 2006 and 2005, respectively.

TABLE 3

ANALYSIS OF QUARTER-TO-QUARTER CHANGES IN NET INTEREST INCOME

	Three Months Ended September 30, 2006/2005
	Increase/(Decrease) Due to Change in		Total Net Increase (Decrease)
	Average Volume	Average Rate
	(in thousands)
Interest Income:
Investment securities	$(1,151)	$14	$(1,137)
Short-term investments	(46)	43	(3)
Loans held for sale	(121)	55	(66)

Loans:
Commercial	282	2,870	3,152
Commercial real estate	5,147	5,539	10,686
Residential real estate	839	881	1,720
Consumer	11	513	524

Total loans	6,226	9,856	16,082

Total Interest-Earning Assets	$3,765	$11,111	$14,876

Interest Expense:
Interest-bearing deposits	$(555)	$3,982	$3,427
Time deposits	891	3,668	4,559

Total bank issued interest-bearing deposits	43	7,943	7,986
Wholesale deposits	2,228	1,855	4,083
Short-term borrowings	(1,989)	1,491	(498)
Long-term borrowings	3,175	(100)	3,075

Total Interest-Bearing Liabilities	$1,748	$12,898	$14,646

Net Interest Income (FTE)	$2,017	$(1,787)	$230

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

TABLE 4

ANALYSIS OF YEAR-TO-DATE CHANGES IN NET INTEREST INCOME

	Nine Months Ended September 30, 2006/2005
	Increase/(Decrease) Due to Change in		Total Net Increase (Decrease)
	Average Volume	Average Rate
	(in thousands)
Interest Income:
Investment securities	$(2,572)	$(372)	$(2,944)
Short-term investments	(34)	115	81
Loans held for sale	(64)	65	1

Loans:
Commercial	3,137	8,794	11,931
Commercial real estate	15,129	17,121	32,250
Residential real estate	2,354	2,560	4,914
Consumer	(88)	1,018	930

Total loans	20,433	29,592	50,025

Total Interest-Earning Assets	$14,866	$32,297	$47,163

Interest Expense:
Interest-bearing deposits	$1,019	$13,730	$14,749
Time deposits	2,622	9,525	12,147

Total bank issued interest-bearing deposits	3,267	23,629	26,896
Wholesale deposits	2,922	5,573	8,495
Short-term borrowings	(3,252)	5,334	2,082
Long-term borrowings	6,076	105	6,181

Total Interest-Bearing Liabilities	$6,239	$37,415	$43,654

Net Interest Income (FTE)	$8,627	$(5,118)	$3,509

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

TABLE 5

ASSET QUALITY

The components of non-performing loans and foreclosed assets at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Impaired loans:
Non-accrual loans
Commercial	$4,075	$4,483
Real estate	15,338	13,083
Other non-performing:
Non-accrual loans (1)	9,532	4,114
Loans 90 days or more past due and still accruing	1,164	8,533

Total non-performing loans	$30,109	$30,213

Foreclosed assets:
Real estate	1,540	621
Other	483	151

Total foreclosed assets	$2,023	$772

Total non-performing assets	$32,132	$30,985

Troubled debt restructurings	$12	$13

(1)	These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

An analysis of the allowance for loan losses for the periods ended September 30, 2006 and 2005 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)		($ in thousands)
Balance at beginning of period	$40,560	$40,475	$40,756	$40,945
Charge-Offs:
Commercial, financial and agricultural	2,035	518	3,477	2,619
Real estate - Commercial	447	2,465	2,441	5,672
Real estate - Residential	405	190	812	744
Installment and consumer	1,703	1,655	4,249	3,538
Direct leases	6	42	6	91

	4,596	4,870	10,985	12,664

Recoveries:
Commercial, financial and agricultural	725	81	864	546
Real estate - Commercial	286	11	471	129
Real estate - Residential	255	11	433	106
Installment and consumer	533	519	1,974	1,163
Direct leases	—	—	—	—

	1,799	622	3,742	1,944

Net Charge-Offs	2,797	4,248	7,243	10,720
Provision charged to expense	2,863	4,462	7,113	10,464
Estimated loss on unfunded commitments (2)	—	(714)	—	(714)

Balance at end of period	$40,626	$39,975	$40,626	$39,975

Ratio of net-charge-offs during the period to average loans outstanding during the period (1)	0.28%	0.47%	0.25%	0.42%

(1)	On an annualized basis.

(2)	Reclassified to other liabilities.

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

While AMCORE manages other risks in its normal course of operations, such as credit and liquidity risk, it considers interest-rate risk to be its most significant market risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of AMCORE’s business activities and operations. In addition, since AMCORE does not hold a trading portfolio, it is not exposed to significant market risk from trading activities. During third quarter 2006, there were no material changes in AMCORE’s primary market risk exposures. Based upon current expectations, no material changes are anticipated in the future in the types of market risks facing AMCORE.

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

Based upon an immediate increase in interest rates of 100 basis points and no change in the slope of the yield curve, the potential decrease in pre-tax income for the twelve-month period beginning October 1, 2006 would be approximately 2.0% of base forecasted pre-tax income. Conversely, an immediate decrease in interest rates of 100 basis points, no change in the slope of the yield curve, and incorporating the potential impairment of mortgage servicing rights would result in a potential decrease in pre-tax income for the twelve-month period beginning October 1, 2006 of 6.3% of base forecasted pre-tax income. These analyses assume no growth in assets or liabilities and replacement of maturing instruments with like-kind instruments. During the second quarter, AMCORE changed its benchmark of net interest income to pre-tax income. At December 31, 2005, the potential decrease in pre-tax income for the 100 basis points immediate increase would have been 3.7% and the potential decrease in pre-tax income for the 100 basis points immediate decrease in rates would have been 1.9%.

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

PART II— Other Information

ITEM 1. Legal Proceedings

Management believes that no litigation is threatened or pending in which the Company faces potential loss or exposure which will materially affect the Company’s financial position or results of operations. For a discussion of the Bank’s entry into a Consent Order with the OCC, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Developments. Since the Company’s subsidiaries act as depositories of funds, trustee and escrow agents, they occasionally are named as defendants in lawsuits involving claims to the ownership of funds in particular accounts. This and other litigation is incidental to the Company’s business.

ITEM 1A. Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2005 10-K for the fiscal year ended December 31, 2005.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table presents information relating to all Company repurchases of common stock during the third quarter of 2006:

Issuer Purchases of Equity Securities
Period	(a) Total # of Shares Purchased	(b) Average Price Paid per Share	(c) Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum # (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				2,800,000
July 1 – 31, 2006	21,460	$27.66	16,800	2,783,200
August 1 – 31, 2006	235,053	29.05	210,000	2,573,200
September 1 – 30, 2006	170,210	30.56	170,210	2,402,990

Total	426,723	$29.58	397,010	2,402,990

The Company’s Board of Directors authorized a share repurchase program on May 3, 2006. The repurchase program allows the repurchase of up to three million shares for a 12-month period and will be executed through open market or privately negotiated purchases. The Company regularly repurchases shares in open-market transactions in accordance with Exchange Act Rule 10b-18 through a limited group of brokers to replenish the Company’s treasury stock for re-issuances related to stock option exercises and other employee benefit plans. Included in the repurchased shares above are direct repurchases from participants, at their discounted price, related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. Also included are 23,973 shares tendered to effect stock option exercise transactions.

ITEM 6.	Exhibits

3	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

3.1	By-laws of AMCORE Financial, Inc., as amended February 11, 2004. (Incorporated by reference to Exhibit 3.2 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.1	Retirement Agreement, Release and Waiver, dated October 18, 2006, between AMCORE Investment Group, N.A., its parent, subsidiaries and affiliates and Patricia M. Bonavia (Incorporated by reference to AMCORE’s Form 8-K as filed with the Commission on October 23, 2006).

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCORE Financial, Inc.
Date: November 9, 2006
	By:	/s/ Donald H. Wilson
Donald H. Wilson
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

3	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

3.1	By-laws of AMCORE Financial, Inc., as amended February 11, 2004. (Incorporated by reference to Exhibit 3.2 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.1	Retirement Agreement, Release and Waiver, dated October 18, 2006, between AMCORE Investment Group, N.A., its parent, subsidiaries and affiliates and Patricia M. Bonavia (Incorporated by reference to AMCORE’s Form 8-K as filed with the Commission on October 23, 2006).

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.