Form 10-K
period 2006-12-31
AMCORE FINANCIAL INC
filed 2007-03-15
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 0–13393

AMCORE FINANCIAL, INC.

NEVADA	36–3183870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Seventh Street, Rockford, Illinois 61104

Telephone Number (815) 968–2241

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $0.22 par value

Common Stock Purchase Rights

The NASDAQ Stock Market LLC

(Name of Exchange on which registered)

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

As of February 1, 2007, 23,732,000 shares of common stock were outstanding. The aggregate market value of the common equity held by non-affiliates, computed by reference to the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $666.5 million.

Documents Incorporated by Reference:

Portions of the Proxy Statement and Notice of 2007 Annual Meeting, dated March 15, 2007, are incorporated by reference into Part III of the Form 10-K for the fiscal year ended December 31, 2006.

AMCORE FINANCIAL, INC.

Form 10-K Table of Contents

PART I

ITEM 1.    BUSINESS

General

AMCORE Financial, Inc. (“AMCORE” or the “Company”) is a registered bank holding company incorporated under the laws of the State of Nevada in 1982. The Company’s corporate headquarters are located at 501 Seventh Street in Rockford, Illinois. The operations are divided into four business segments: Commercial Banking, Retail Banking, Investment Management and Trust and Mortgage Banking. AMCORE owns directly or indirectly all of the outstanding common stock of each of its subsidiaries and provides its subsidiaries with advice and counsel on policies and operating matters among other things.

AMCORE provides free of charge, through the Company’s Internet site at www.AMCORE.com/SEC, access to annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission (SEC). However, the information found on AMCORE’s website is not part of this or any other report. The Company has adopted a code of ethics applicable to all employees. The AMCORE Financial, Inc. Code of Ethics is posted on the Company’s website at www.AMCORE.com/governance. The Company intends that this website posting and future postings of amendments, waivers or modifications of the Code of Ethics shall contain all required disclosures, however, a Form 8-K will be filed for amendments and waivers in order to meet the more stringent NASDAQ rules.

Banking Segments

General – AMCORE directly owns AMCORE Bank, N.A. (Bank), a nationally chartered bank. AMCORE also directly owns AMCORE Consumer Finance Company, Inc. (FINANCE), a consumer finance company, and indirectly owns Property Exchange Company, a qualified intermediary, which is a subsidiary of the Bank.

Geographic and Economic Information – The Bank conducts business at 78 branch locations throughout northern Illinois and southern Wisconsin (the “Service Area”). The Banking segments’ Service Area is dispersed among five basic economic areas: the Rockford, Illinois metropolitan area (Rockford), the Madison, Wisconsin metropolitan area (Madison), the Chicago, Illinois metropolitan area (Chicagoland), the Milwaukee, Wisconsin suburbs (Milwaukee) and community banking branches which are not otherwise specified (Community Banking). Locations in the Chicagoland, Rockford, Madison and Milwaukee economic areas are generally bounded by Interstates 94 in the north, 294 and 94 in the east, 80 in the south and 90 and 39 in the west where population growth, homeownership and household income are high and where there is a high concentration of mid-sized businesses. The Company’s recent growth strategy has focused on expansion within this area.

Among the five economic areas, Rockford has the highest concentration of manufacturing activities. Community Banking, on the other hand, has less growth potential and a greater concentration of smaller-sized business and agricultural activities. At the end of 2006, economic conditions for the Madison/Milwaukee area were characterized as strong with low unemployment. For Chicagoland, economic conditions were stable with strong development activity, solid loan growth and declining unemployment rates. For Rockford, economic conditions were characterized as improving with declining unemployment rates. Economic conditions for the Community Banking Areas were stable with declining unemployment rates.

The Bank has 56 locations throughout northern Illinois, excluding the far northwestern counties, including the Illinois cities of Algonquin, Aurora, Belvidere, Carol Stream, Carpentersville, Chicago, Crystal Lake, Des Plaines, Dixon, Elgin, Freeport, Gurnee, Joliet, Lake Zurich, Libertyville, Lincolnshire, Lombard, McHenry, Mendota, Morton Grove, Naperville, Northbrook, Orland Park, Peru, Princeton, Rockford, Schaumburg, St. Charles, Sterling, Wheaton, Woodridge, Woodstock and the surrounding communities. The Bank conducts business at 22 locations throughout southern Wisconsin, including the Wisconsin cities of Baraboo, Madison, Monroe, Mt. Horeb, Portage, Waukesha, Wauwatosa and the surrounding communities.

Through its banking locations, AMCORE provides various consumer banking, commercial banking and related financial services. AMCORE also conducts banking business through four supermarket branches, which gives the customer convenient access to banking services seven days a week.

Investment Portfolio and Policies – As a complement to its Commercial and Retail Banking segments, the Bank also carries a securities investment portfolio. The level of assets that the Company holds in securities is dependent upon a variety of factors. Chief among these factors is the optimal utilization of the Company’s liquidity and capital. After consideration of loan demand, excess capital is available to allocate to high-quality investment activities that can generate additional income for the Company, while still maintaining strong capital ratios. In addition to producing additional interest spreads for the Bank, the investment portfolio is used as a source of liquidity, to manage interest rate risk and to meet pledging requirements of the Bank. The investment portfolio is governed by an investment policy designed to provide maximum flexibility in terms of liquidity and to contain risk from changes in interest rates. Individual holdings are diversified, maximum terms and durations are limited and minimum credit ratings are enforced and monitored. The Bank does not engage in trading activities. The amount of securities that the Company is permitted to invest in that have a higher degree of risk of loss are defined and limited by Company policy. The investment portfolio is managed on a day-to-day basis by a third-party professional investment manager, under the direction of Company management within parameters established by the Company. Portfolio performance and changing risk profiles are regularly monitored by the Asset and Liability Committee (ALCO) and the Investment Committee of AMCORE’s Board of Directors.

Sources of Funding – Liquidity management is the process by which the Company, through ALCO and its capital markets and treasury function, ensures that adequate liquid funds are available to meet its financial commitments on a timely basis, at a reasonable cost and within acceptable risk tolerances. These commitments include funding credit obligations to borrowers, funding mortgage originations pending delivery to the secondary market, withdrawals by depositors, repayment of debt when due or called, maintaining adequate collateral for secured deposits and borrowings, payment of dividends by the Company, payment of operating expenses, funding capital expenditures and maintaining deposit reserve requirements.

Liquidity is derived primarily from bank-issued deposit growth and retention; principal and interest payments on loans; principal and interest payments from investment securities, sale, maturity and prepayment of investment securities; net cash provided by operations and access to other funding sources. Other funding sources include brokered certificates of deposit (CDs), federal funds purchased (Fed Funds), Federal Reserve discount window borrowings, Federal Home Loan Bank (FHLB) advances, repurchase agreements, long-term subordinated debentures, the sale or securitization of loans, and access to other capital markets. Bank-issued deposits from the Bank’s retail and commercial customers are considered by management to be the primary, most stable and most cost-effective source of funding and liquidity.

Retail Banking Segment – Retail banking services to individuals include deposit (demand, savings and time deposit accounts) and lending activities. Principal lending types include installment loans (primarily direct and indirect automobile lending), home equity loans and lines, overdraft protection, personal credit lines and bankcard programs.

Home equity lending has the lowest risk profile due to the nature of the collateral. Installment loans have an intermediate risk due to the lower principal amounts and the depreciating nature of the collateral. Personal lines and overdraft protection have the highest degree of risk since the loans are unsecured. The bankcard programs are a fee service for originating the relationship and no credit risk is retained by the Bank. The Bank manages its retail lending risk via a centralized credit process, risk scoring, loan-to-value and other underwriting standards, and knowledge of its customers and their credit history. As a general rule, the Bank does not actively engage in retail lending activities outside its geographic market areas. For segment financial information, see Note 18 of the Notes to Consolidated Financial Statements.

Commercial Banking Segment – A wide range of financial services are provided to commercial, small business and governmental organizations. These services include, among others, lending, deposits, letters of credit, and cash management services. The Commercial Banking Segment lending products are tailored to the specific customer needs (facilities acquisition and expansion, equipment purchases and working capital needs). Commercial lending has a higher risk profile than does retail lending due to the larger dollar amounts involved, the nature of the collateral and a greater variety of economic risks that could potentially affect the loan customer.

The Bank manages its commercial lending risks through a centralized underwriting process, serial sign-off requirements as dollar amounts increase, lending limits, monitoring concentrations, regular loan review and grading of credits, and an active work-out management process for troubled credits. For segment financial information, see Note 18 of the Notes to Consolidated Financial Statements.

The Bank is a lender in the Small Business Administration (SBA) program, with a total loan portfolio of $61 million as of December 31, 2006, and has earned National Preferred Lender Status from the SBA. AMCORE has also achieved National Express Lender status, a national designation which significantly shortens the turnaround time from application to loan acceptance. The Bank received the highest rating of “Acceptable” from the most recent audit by the SBA. SBA loans are popular with small business customers, offering them another source of financing.

Mortgage Banking Segment – The Mortgage Banking Segment is a full service operation providing a broad spectrum of mortgage products to meet its customer needs. Residential mortgage loans are originated, of which non-conforming adjustable rate, fixed-rate, jumbo and balloon mortgages are normally retained in the Bank’s real estate portfolio. The conforming adjustable rate, fixed-rate and balloon residential mortgage loans are normally sold in the secondary market. The Mortgage Banking Segment services most of the loans that are sold. See Note 18 of the Notes to Consolidated Financial Statements. The mortgage group earned an important honor for the sixth consecutive year. Once again, AMCORE was ranked in the top one percent nationally for quality service by Freddie Mac, earning Tier One Gold status and a place in the Freddie Mac Hall of Fame, a national honor shared by only 15 mortgage companies in 2005 and 20 in 2006.

On January 22, 2007, the Company announced a strategic arrangement with a leading national mortgage services company to provide private-label loan processing and servicing support. As part of this arrangement, the Company sold its Originated Mortgage Servicing Rights portfolio. The arrangement will offer AMCORE a greater breadth of products, more competitive pricing and greater processing efficiencies and is expected to better position the Company for future loan origination growth. With the arrangement, AMCORE expects to better control risks and costs associated with its mortgage business. The sale of the Company originated mortgage servicing rights portfolio will occur during the first quarter 2007. The transition to the new processing and servicing arrangement will continue into the second quarter of 2007.

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

Investment Management and Trust Segment

AMCORE’s wholly owned subsidiary AMCORE Investment Group, N.A. (AIGNA) is a nationally chartered non-depository bank. AIGNA provides its clients with wealth management services, which include trust services, estate administration and financial planning. AIGNA also provides employee benefit plan administration and recordkeeping services.

AIGNA’s wholly owned subsidiary AMCORE Investment Services, Inc. (AIS) is incorporated under the laws of the State of Illinois and is a member of the National Association of Security Dealers (NASD). AIS is a full–service brokerage company that offers a full range of investment alternatives including annuities, mutual funds, stocks, bonds and other insurance products. AIS customers can get real time stock market quotes, investment account information, and place trades for market hours execution 24 hours a day, 7 days a week through AMCORETrade.com.

On December 30, 2005, the Company sold Investors Management Group, Ltd. (IMG), a wholly owned subsidiary of AIGNA, to West Bancorporation, Inc. In addition, the transition of $142 million in assets of three Vintage equity funds into two mutual funds managed by Federated Investors, Inc. was completed in September 2005. The Company is committed to expanding the value-added wealth management services and options it offers to its clients and customers. The sale of IMG supports the strategy of being a provider of high quality investment products, rather than a developer of proprietary investment products.

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

Employment

AMCORE had 1,545 full–time equivalent employees as of February 1, 2007. AMCORE provides a variety of benefit plans to its employees including health, dental, group term life and disability insurance, childcare reimbursement, flexible spending accounts, retirement, profit sharing, 401(k), stock option, stock purchase and dividend reinvestment plans.

Supervision and Regulation

AMCORE is subject to regulations under the Bank Holding Company Act of 1956, as amended (the “Act”) and is registered with the Federal Reserve Board (FRB) under the Act. AMCORE is required by the Act to file quarterly and annual reports of its operations and such additional information as the FRB may require and is subject, along with its subsidiaries, to examination by the FRB.

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

Effective in 2007, pursuant to the Federal Deposit Insurance Reform Act of 2005 and implementing regulations, FDIC-insured financial institutions are subject to a new risk-based premium assessment system that could significantly increase the premiums that are paid on FDIC-insured deposits. As part of the new rules, certain financial institutions are also eligible for a one-time assessment credit that may be used to offset the increase in premiums. For many banks that are eligible, the credit should offset the 2007 premium increase and part of the 2008 increase. The Bank has determined that it is eligible for a credit and does not anticipate a meaningful increase in its premium during 2007.

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

Regulatory Developments – On May 31, 2005, the Bank entered into a written agreement with the OCC. The agreement describes commitments made by the Bank and outlines a series of steps to address and strengthen the Bank’s regulatory consumer compliance program. The Bank has continued to implement enhancements to its consumer compliance program to address the matters identified by the OCC. These enhancements are subject to review by the OCC to determine if they comply with the commitments made in the agreement or whether additional steps are necessary.

On August 10, 2006, the Bank entered into a Consent Order with the OCC. This order primarily imposes requirements on the Bank to take certain actions to strengthen its compliance monitoring policies, procedures, training and overall program relating to the Bank Secrecy Act/Anti-Money Laundering (BSA/AML) regulations. The Consent Order did not impose any fine or civil money penalty on the Bank, but does make the Bank ineligible for certain expedited approvals. AMCORE has been working to strengthen and enhance its BSA/AML program to comply with the terms of the consent order. The enhancements to the BSA/AML program are subject to review by the OCC to determine if they comply with the commitments made in the agreement or whether additional steps are necessary.

Subsidiary Dividends and Capital

Legal limitations exist as to the extent to which the Bank can lend or pay dividends to AMCORE and/or its affiliates. The payment of dividends by a national bank without prior regulatory approval is limited to the current year’s net income plus the adjusted retained net income for the two preceding years. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the FRB and regulations issued by the FDIC and the OCC (collectively “Agencies”). As of December 31, 2006, approximately $43 million was available for payment to AMCORE in the form of dividends without prior regulatory approval, of which $37 million could be paid without causing the Bank to be less than well-capitalized. The Bank is also limited as to the amount it may lend to AMCORE and its affiliates. At December 31, 2006, the maximum amount available to AMCORE and its affiliates in the form of loans approximated $27 million. There were no loans outstanding from the Bank to affiliates at December 31, 2006. See Note 19 of the Notes to Consolidated Financial Statements included under Item 8.

The FRB issues risk-based capital guidelines for bank holding companies. These capital rules require minimum capital levels as a percent of risk-weighted assets. In order to be adequately capitalized under these guidelines, banking organizations must have minimum capital ratios of 4% and 8% for Tier 1 capital and total capital, respectively. The FRB also established leverage capital requirements intended primarily to establish minimum capital requirements for those banking organizations that have historically invested a significant portion of their funds in low risk assets. Federally supervised banks are required to maintain a minimum leverage ratio of not less than 4%. Refer to the Liquidity and Capital Management section of Item 7 for a summary of AMCORE’s capital ratios as of December 31, 2006 and 2005. See also Note 20 of the Notes to Consolidated Financial Statements included under Item 8.

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

Executive Officers of the Registrant

The following table contains certain information about the executive officers of AMCORE as of December 31, 2006. There are no family relationships between any director or executive officer of AMCORE.

Name	Age	Principal Occupation Within the Last Five Years
Kenneth E. Edge	61	Chairman of the Board, President and Chief Executive Officer of AMCORE since January 2003. President and Chief Executive Officer from July 2002 to January 2003 and previously President and Chief Operating Officer of AMCORE until July 2002. Chairman of the Board, President and Chief Executive Officer of the Bank and Chairman of the Board of AIGNA. President and Chief Executive Officer of AIGNA since November 2003.

Donald H. Wilson	47	Executive Vice President and Chief Financial Officer of AMCORE since February 2006, Director of the Bank and AIGNA since February 2006. Previously Senior Vice President and Corporate Treasurer of Marshall & Ilsley Corporation.

James S. Waddell	61	Executive Vice President, Chief Administrative Officer and Corporate Secretary of AMCORE. Director of the Bank and AIGNA.

Patricia M. Bonavia	56	Executive Vice President and Chief Operating Officer of AIGNA. President of AIS until November 2004. President of IMG since November 2004 and Director of IMG until its sale in December 2005. Director of the Bank and AIGNA since January 2004. Ms. Bonavia has retired from the Company effective March 9, 2007.

Eleanor F. Doar	50	Executive Vice President and Chief Marketing Officer of the Bank and AIGNA since November 2006. Senior Vice President and Corporate Marketing Director of the Bank from February 2002 until November 2006. Previously Vice President, Advertising and Public Relations Manager of the Bank and was Marketing Manager for Vintage Mutual Funds Inc. until December 2005. Director of the Bank and AIGNA since January 2003.

John R. Hecht	48	Executive Vice President and Chief Commercial Officer of AMCORE since October 2005. Previously Executive Vice President and Chief Financial Officer of AMCORE. Director of the Bank and AIGNA. Mr. Hecht has resigned from the Company effective February 1, 2007.

Thomas R. Szmanda	47	Executive Vice President and Chief Retail Officer of the Bank since September 2005, and Senior Vice President and Chief Retail Officer of the Bank from October 2003 until September 2005. Previously Senior Vice President and Director of Retail Banking at Citizens Bank. Director of the Bank and AIGNA since November 2005.

ITEM 1A.    Risk Factors

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

Interest Rate Risk

As part of its normal operations, the Company, like most financial institutions, is subject to interest-rate risk on the interest-earning assets in which it invests (primarily loans and securities) and the interest-bearing liabilities with which it funds (primarily customer deposits, brokered deposits and borrowed funds). This includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change to the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk).

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

The Company’s credit risk is concentrated in its loan portfolio (including commitments) and its investment portfolio. The Company also has credit risk through other financial instruments including derivative contracts and Company owned life insurance policies. Credit risk is affected by a variety of factors including the credit-worthiness of the borrower or other party, the sufficiency of underlying collateral, the enforceability of third-party guarantees, changing economic and industry conditions and concentrations of credit by loan type, terms or geographic area, changes in the financial condition of the borrower or other party, and by credit and underwriting policies.

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

Liquidity is derived primarily from bank-issued deposit growth and retention; principal and interest payments on loans; principal and interest payments from investment securities, sale, maturity and prepayment of investment securities; net cash provided from operations and access to other funding sources.

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

While this relationship applies to all fixed-rate financial instruments, the primary instruments whose carrying values are affected by price/market risk are traded instruments. Although the Company currently has only an available-for-sale and not a traded investment securities portfolio and, therefore, market fluctuations are recorded through equity and not the statements of income, on-going adverse market values could cause some security market values to deteriorate to the extent that they are considered to be other than temporary. At that time, the Company would be required to write-down security values to their market value as a charge to earnings.

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

Compliance/Legal Risk

The Company is subject to compliance with an expanding body of regulatory, supervisory and examination requirements including capital adequacy, safety/soundness, customer privacy, anti-money laundering, truth-in-savings/lending and financial reporting, to name a few. Failure or the inability to comply with these various requirements can lead to diminished reputation and investor confidence, reduced franchise value, loss of business, curtailment of expansion opportunities, fines and penalties, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. Refer to discussion included in Key Initiatives and Other Significant Events in Item 7 for a summary of recent regulatory developments.

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

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.    PROPERTIES

On December 31, 2006, AMCORE occupied 87 locations, of which 56 were owned and 31 were leased. The Commercial, Retail and Mortgage Banking segments occupied 86 locations, of which 56 were owned and 30 were leased. The Investment Management and Trust segment leased one facility. All of these locations are considered by management to be well maintained and adequate for the purpose intended. See Item 1 and Note 5 of the Notes to Consolidated Financial Statements included under Item 8 of this document for further information on properties. In addition, AMCORE had 310 ATM locations, some of which are owned and some of which are part of a co-branding agreement, that were available without fee to AMCORE customers.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

See Items 6 and 8 of this document for information on the Company’s stock price ranges and dividends. AMCORE’s common stock trades on the NASDAQ Stock Market LLC under the symbol “AMFI.” There were approximately 9,500 holders of record of AMCORE’s common stock as of March 1, 2007. See Item 12 of this document for information on the Company’s equity compensation plans.

The Company’s policy is to declare regular quarterly dividends based upon the Company’s earnings, financial position, capital requirements and such other factors deemed relevant by the Board of Directors. This dividend policy is subject to change, however, and the payment of dividends by the Company is necessarily dependent upon the availability of earnings and liquidity and the Company’s expected financial condition in the future. The payment of dividends on the Common Stock is also subject to regulatory capital requirements. For further information on quarterly dividend payments, see the Condensed Quarterly Earnings and Stock Price Summary at the end of Item 8.

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

The following table presents information relating to all Company repurchases of common stock during the fourth quarter of 2006:

Issuer Purchases of Equity Securities

Period	(a) Total # of Shares Purchased	(b) Average Price Paid per Share	(c) Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum # (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				2,402,990
October 1 – 31, 2006	343,171	$30.97	340,314	2,062,676
November 1 – 30, 2006	151,407	31.21	151,407	1,911,269
December 1 – 31, 2006	81,000	31.43	81,000	1,830,269

Total	575,578	$31.24	572,721	1,830,269

The Company’s Board of Directors authorized a share repurchase program on May 3, 2006. The repurchase program allows the repurchase of up to three million shares for a 12-month period and will be executed through open market or privately negotiated purchases. The Company regularly repurchases shares in open-market transactions in accordance with Exchange Act Rule 10b-18 through a limited group of brokers to replenish the Company’s treasury stock for re-issuances related to stock option exercises and other employee benefit plans. Included in the repurchased shares above are direct repurchases from participants, at their discounted price, related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. There were no shares tendered in the fourth quarter to effect stock option exercise transactions in the numbers above.

ITEM 6.    SELECTED FINANCIAL DATA

Five Year Comparison of Selected Financial Data

	2006	2005	2004	2003	2002
	(in thousands, except per share data)
FOR THE YEAR:
Interest income	$339,176	$280,609	$232,441	$226,679	$251,351
Interest expense	174,218	118,975	80,855	90,061	122,360

Net interest income	164,958	161,634	151,586	136,618	128,991
Provision for loan losses	10,120	15,194	15,530	24,917	12,574
Non-interest income	75,589	66,413	65,914	81,535	59,672
Operating expenses	165,365	145,365	137,307	134,311	122,855

Income from continuing operations before income taxes	65,062	67,488	64,663	58,925	53,234
Income taxes	18,035	19,501	18,632	15,756	12,316

Net income from continuing operations	$47,027	$47,987	$46,031	$43,169	$40,918
Discontinued operations:
(Loss) income from discontinued operations	(131)	707	(629)	685	4,257
Income tax (benefit) expense	(379)	3,753	(294)	350	1,704

Income (loss) from discontinued operations	$248	$(3,046)	$(335)	$335	$2,553

Net income	$47,275	$44,941	$45,696	$43,504	$43,471

Return on average assets (1)	0.88%	0.94%	0.97%	0.98%	0.96%
Return on average equity (1)	11.76	12.18	12.15	11.80	12.42
Net interest margin	3.38	3.51	3.56	3.49	3.48

AVERAGE BALANCE SHEET:
Total assets	$5,369,268	$5,117,654	$4,749,072	$4,424,520	$4,242,499
Gross loans	3,858,163	3,480,947	3,128,352	2,902,208	2,665,875
Earning assets	5,008,905	4,738,688	4,380,796	4,069,154	3,899,321
Deposits	4,224,826	3,978,225	3,566,237	3,335,177	3,091,532
Long-term borrowings	305,078	166,837	178,584	193,862	212,997
Stockholders’ equity	399,916	394,117	378,771	365,689	329,548

ENDING BALANCE SHEET:
Total assets	$5,292,383	$5,344,902	$4,940,488	$4,543,628	$4,520,714
Gross loans	3,946,551	3,721,864	3,278,800	2,992,309	2,883,717
Earning assets	4,863,678	4,935,124	4,559,580	4,193,474	4,145,365
Deposits	4,346,182	4,213,216	3,734,691	3,375,937	3,301,475
Long-term borrowings	342,012	169,730	165,018	184,610	185,832
Stockholders’ equity	400,046	398,517	386,578	375,584	355,681

FINANCIAL CONDITION ANALYSIS:
Allowance for loan losses to year-end loans	1.04%	1.10%	1.25%	1.41%	1.22%
Allowance to non-accrual loans	136.16	187.99	135.81	132.98	108.24
Net charge-offs to average loans	0.26	0.42	0.47	0.57	0.42
Non-accrual loans to gross loans	0.76	0.58	0.92	1.06	1.13
Average long-term borrowings to average equity	76.29	42.33	47.15	53.01	64.63
Average equity to average assets	7.45	7.70	7.98	8.27	7.77

STOCKHOLDERS’ DATA:
Earnings Per Common Share
Basic: Income from continuing operations	$1.92	$1.93	$1.84	$1.73	$1.66
Discontinued operations	0.01	(0.12)	(0.01)	0.02	0.10

Net Income	$1.93	$1.81	$1.83	$1.75	$1.76

Diluted: Income from continuing operations	$1.91	$1.91	$1.82	$1.72	$1.64
Discontinued operations	0.01	(0.12)	(0.01)	0.01	0.11

Net Income	$1.92	$1.79	$1.81	$1.73	$1.75

Book value per share	$16.81	$16.06	$15.57	$14.98	$14.35
Dividends per share	0.74	0.68	0.68	0.66	0.64
Dividend payout ratio	38.23%	37.54%	37.11%	37.80%	36.44%
Average common shares outstanding	24,466	24,814	24,955	24,896	24,701
Average diluted shares outstanding	24,562	25,087	25,251	25,090	24,911

(1)	Ratios from continuing operations.

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and Subsidiaries (“AMCORE” or the “Company”) consolidated financial condition as of December 31, 2006 compared to December 31, 2005, and the consolidated results of operations for the three years ended December 31, 2006. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

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

Contemplated, projected, forecasted or estimated results in such forward-looking statements involve certain inherent risks and uncertainties. A number of factors - many of which are beyond the ability of the Company to control or predict - could cause actual results to differ materially from those in its forward-looking statements. These factors include, among others, the following possibilities: (I) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new or existing competitors; (II) adverse state, local and federal legislation and regulation or adverse findings or rulings made by local, state or federal regulators or agencies regarding AMCORE and its operations; (III) failure to obtain new customers and retain existing customers; (IV) inability to carry out marketing and/or expansion plans; (V) ability to attract and retain key executives or personnel; (VI) changes in interest rates including the effect of prepayment; (VII) general economic and business conditions which are less favorable than expected; (VIII) equity and fixed income market fluctuations; (IX) unanticipated changes in industry trends; (X) unanticipated changes in credit quality and risk factors; (XI) success in gaining regulatory approvals when required; (XII) changes in Federal Reserve Board monetary policies; (XIII) unexpected outcomes on existing or new litigation in which AMCORE, its subsidiaries, officers, directors or employees are named defendants; (XIV) technological changes; (XV) changes in U.S. generally accepted accounting principles; (XVI) changes in assumptions or conditions affecting the application of “critical accounting estimates”; (XVII) inability of third-party vendors to perform critical services for the Company or its customers; (XVIII) disruption of operations caused by the conversion and installation of data processing systems, and (XIX) zoning restrictions or other limitations at the local level, which could prevent limited branch offices from transitioning to full-service facilities.

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

Presented below are discussions of those accounting policies that management believes require its most difficult, subjective and complex judgments about matters that are inherently uncertain (Critical Accounting Estimates) and are most important to the portrayal and understanding of the Company’s financial condition and results of operations. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different portrayal of financial condition or results of operations is a reasonable likelihood. See also Note 1 of the Notes to Consolidated Financial Statements.

Allowance for Loan Losses

Loans, the Company’s largest income earning asset category, are periodically evaluated by management in order to establish an adequate allowance for loan losses (Allowance) to absorb estimated losses that are probable as of the respective reporting date. This evaluation includes specific loss estimates on certain individually reviewed loans where it is probable that the Company will be unable to collect all of the amounts due (principal or interest) according to the contractual terms of the loan agreement (impaired loans) and statistical loss estimates for loan groups or pools that are based on historical loss experience, as adjusted for other loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions, among other things. Additions to the Allowance are charged against earnings for the period as a provision for loan losses (Provision). Conversely, this evaluation could result in a decrease in the Allowance and Provision.

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

Those judgments and assumptions that are most critical to the application of this accounting policy are the initial and on-going creditworthiness of the borrower, the amount and timing of future cash flows of the borrower that are available for repayment of the loan, the sufficiency of underlying collateral, the enforceability of third-party guarantees, the frequency and subjectivity of loan reviews and risk gradings, emerging or changing trends that might not be fully captured in the historical loss experience, and charges against the Allowance for actual losses that are greater or less than previously estimated. These judgments and assumptions are dependent upon or can be influenced by a variety of factors including the breadth and depth of experience of lending officers, credit administration and the corporate loan review staff that periodically review the status of the loan, changing economic and industry conditions, changes in the financial condition of the borrower and changes in the value and availability of the underlying collateral and guarantees.

While the Company strives to reflect all known risk factors in its evaluations, judgment errors may occur. If different assumptions or conditions were to prevail, the amount and timing of interest income and loan losses could be materially different. These factors are most pronounced during economic downturns and may continue into an economic recovery, as specific credit performance may not be immediately affected by the stress of the downturn. Since, as described above, so many factors can affect the amount and timing of losses on loans, it is difficult to predict with any degree of certainty the effect to income if different conditions or assumptions were to prevail. Nonetheless, if any combination of the above judgments or assumptions were to have adversely affected the adequacy of the Allowance by ten percent during 2006, an additional Provision of $4.1 million may have been necessary. See also Table 2 and Note 4 of the Notes to Consolidated Financial Statements.

Mortgage Servicing Rights

The Company recognizes as separate assets the right to service mortgage loans for others and collects a fee for doing so. Because it is retained as an asset, the amount allocated to mortgage servicing rights will have a favorable impact on the amount of gain or loss that is recognized on the sale of the loans.

The mortgage servicing rights asset is amortized in proportion to the principal amortization of the underlying loan portfolios that are being serviced. Amortization of the servicing rights asset will reduce the amount of income that is recorded in the respective period from the servicing of the mortgage loans.

Each reporting period, the Company re-evaluates the fair value of its remaining mortgage servicing rights asset. The amount by which the unamortized carrying amount of mortgage servicing rights exceeds the new estimate of fair value is charged against earnings for the period. Rather than directly reducing the unamortized carrying amount of the servicing rights asset, a valuation allowance is established for the same amount as the charge against earnings. In subsequent reporting periods, depending upon current estimates of fair value, the valuation allowance may be reversed. The reversal is limited to the remaining amount of the valuation allowance and will result in an increase in earnings in such period.

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

If different assumptions and conditions were to prevail, materially different amortization and valuation allowances than those that were recorded may be required. Since, as described above, so many factors can affect the value of mortgage servicing rights, it is difficult to predict with any degree of certainty the effect to income if different conditions or assumptions were to prevail. Nonetheless, if any combination of the above judgments or assumptions were to have adversely affected their fair value by ten percent beyond their carrying value at December 31, 2006, an impairment charge of $1.4 million would have been necessary. See also Key Initiatives and Other Significant Events and Note 7 of the Notes to Consolidated Financial Statements.

Loan Securitizations and Sale of Receivables

The Company periodically sells certain indirect automobile loans in securitization transactions (the “Auto Loan Sales”). Upon the sale, the net carrying amount of the loans are removed from the consolidated balance sheet in exchange for cash and certain retained residual interests. The retained interests include rights to service the loans that are sold (the “Servicing Rights”) and an interest in residual cash flows (the “Interest Only Strip”). The Interest Only Strip includes the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the “Excess Spread”) plus an interest in sales proceeds that are not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the “Credit Enhancement” or “Overcollateralization”). The carrying value of the loans removed from the balance sheet includes the unpaid principal balance of the loans, net of an allocable portion of the Allowance for Loan Losses, minus the portion of the carrying value of the loans that are allocated to the retained residual interests. Because they are retained assets, the amount allocated and recorded for the residual interests has a favorable impact on the amount of gain or loss that is recognized upon the sale of the loans.

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

Because the Company’s retained residual interests are subordinated to the interests of securitization investors and the trust agent, there are risks that the carrying value of the Interest Only Strip will not be fully recovered, which would result in a charge to earnings. These include the risk that the asset will have a shorter life than originally estimated (prepayment risk), that actual credit losses may exceed expected credit losses (credit risk) and that interest paid to the securitization trust and investors will be greater than projected (interest rate risk). The Company’s risk of loss attributable to credit and prepayment risk is limited to its interest in the Interest Only Strip. Neither the investors nor the securitization trust have any further recourse to the Company’s other assets. The Company’s risk of loss attributable to interest rate risk could exceed the Company’s interest in the Excess Spread, but such a possibility is not considered probable as of December 31, 2006. Each reporting period, the fair value of the Interest Only Strip is evaluated based upon current estimates and assumptions of the net present value of residual future cash flows net of remaining expected credit losses and anticipated refunds of Overcollateralization. Changes in fair value are generally recorded net of tax as a component of other comprehensive income (OCI). If this evaluation results in fair values that are less than the amortized carrying value of the Interest Only Strip, and if the decline is considered other than temporary, in accordance with Emerging Issues Task Force (EITF) Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets,” the decline is charged against earnings for the current period. Finally, each reporting period, new Interest Only Strip amortization schedules are developed based upon current estimates, assumptions, adjusted carrying values and revised constant yields.

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

If different assumptions and conditions were to prevail, noticeably different results could occur because the recorded value of the Interest Only Strip may need to be written off or written down faster than planned and cash flows from the retained residual interests may be less than expected. Since, as described above, so many factors can affect the value of the Interest Only Strip, it is difficult to predict with any degree of certainty the affect on income if different conditions or assumptions were to prevail. Nonetheless, if any combination of the above judgments or assumptions were to have adversely affected their value by an additional ten percent and the decline was determined to be other than temporary, an impairment charge of $486,000 would have been necessary. See also Note 8 of the Notes to Consolidated Financial Statements.

OVERVIEW OF OPERATIONS

AMCORE reported net income from continuing operations of $47.0 million or $1.91 per diluted share for the year ended December 31, 2006. This compares to $48.0 million or $1.91 per diluted share for the same period in 2005 and represents a $960,000 or 2% decrease year to year. Diluted earnings per share from continuing operations remained unchanged at $1.91. AMCORE’s return on average equity and on average assets from continuing operations for 2006 was 11.76% and 0.88%, respectively, compared to 12.18% and 0.94%, respectively, in 2005.

Net income including discontinued operations was $47.3 million, or $1.92 per diluted share, for the year ended December 31, 2006. This compares to $44.9 million, or $1.79 per diluted share, for the same period in 2005 and represents a $2.3 million or 5% increase year to year. Diluted earnings per share including discontinued operations increased $0.13 or 7%.

The most significant factors affecting 2006 net income from continuing operations, compared to 2005, were:

Net interest income – Increased $3.3 million due to increased loan yields and volumes, partially offset by higher funding costs. Increased commercial real estate loan yields and volumes were the largest contributor. Net interest margin was 3.38% in 2006 compared to 3.51% in 2005. The reduction in net interest margin was due to increased funding costs.

Provision for loan losses – Declined $5.1 million to $10.1 million in 2006 from $15.2 million in 2005.

Non-interest income – Increased $9.2 million. The most significant increases were attributable to $3.0 million in other non-interest income resulting from earnings from investments in private equity funds, $2.5 million in company owned life insurance income, $2.1 million in service charges on deposits, Bankcard fee income of $1.3 million, and increased investment management and trust income of $1.1 million.

Operating expenses – Increased $20.0 million from 2005 to 2006. Personnel costs increased $11.6 million primarily due to stock based compensation expense, an actuarial adjustment on a retirement plan, branch expansion and additional compliance staff. Other increases included $5.3 million in professional fees and a $2.1 million expense related to debt extinguishment.

Income taxes – Decreased $1.5 million, mainly due to lower earnings before income taxes. The effective tax rate was 27.7% in 2006 compared to 28.9% in 2005.

Discontinued operations – Income of $248,000 was realized in 2006 compared to a $3.0 million after-tax loss on the sale of Investor’s Management Group, Ltd. (IMG) in 2005.

KEY INITIATIVES AND OTHER SIGNIFICANT EVENTS

Key Initiatives

Branch Expansion – The Company’s Banking operations (“Bank”) launched a branch expansion initiative during 2001 targeting the area generally bounded by Interstates 94 in the north, 294 and 94 in the east, 80 in the south and 90 and 39 in the west (the “Branch Expansion”). The Branch Expansion strategy initially targets markets where there are high concentrations of mid-size businesses, with a seasoned commercial lending and treasury management sales staff in a leased facility (limited branch office or “LBO”). Once a book of business is developed and the LBO becomes profitable, plans to develop a permanent site for a full service facility in a nearby area that is surrounded by a high concentration of homeowners with strong population and household income growth are initiated. Increased capabilities in the markets served by these facilities, in addition to better brand recognition, are expected to accelerate the Company’s ability to generate Bank-issued deposits, which will better support loan growth and decrease the use of wholesale funding.

Since the inception of the Branch Expansion strategy in April 2001, 29 new branches, net of closed offices, have opened. The new locations have contributed $1.9 billion in loans and $793 million in deposits outstanding as of December 31, 2006. Same store contributions, which include new branches that have been open at least one year, were $1.7 billion in loans and $760 million in deposits outstanding at December 31, 2006. During 2006, the Company opened six (net) new branches in the Chicago suburbs of Joliet, Wheaton, Northbrook, Lombard, Wheaton and Woodridge, Illinois, a branch within the city limits of Chicago, Belvidere, Illinois and Wauwatosa, Wisconsin, a Milwaukee suburb.

The Company has regulatory approval to open 11 additional branches. By the end of 2009, the Company expects to have two-thirds of its branches located in markets that the Company believes exhibit strong growth characteristics.

To date, the Company’s Board of Directors has authorized a capital investment of $120 million to fund the Company’s Branch Expansion. As of December 31, 2006, $50 million of the total $120 million capital commitment remained to be spent.

As a complement to its Branch Expansion, the Bank has also expanded its automated teller machine system (ATMs), which includes both owned and third party operated, to 156 in Illinois and 154 in Wisconsin, or 310 overall at December 31, 2006 from 132 in Illinois and 135 in Wisconsin, or 267 overall, at December 31, 2005. These amounts include 122 additional ATMs located in Walgreens drug stores primarily throughout Wisconsin as part of a co-branding relationship. The placement of additional ATMs is an important part of AMCORE’s commitment to provide quality customer service as additional ATMs provide AMCORE customers greater ease and convenience in completing Banking transactions.

Impact of inflation – Apart from operating expenses, the financial services industry is not directly affected by inflation, however, as the Fed monitors economic trends and developments, it may change monetary policy in response to economic changes which would have an influence on interest rates. See discussion of Net Interest Income, changes due to rate, below.

Quality Loan Growth – Improving credit quality is part of AMCORE’s Quality Loan Growth initiative. Average loans rose $377 million to $3.9 billion during 2006, an 11% increase over 2005. Over the same period of time, total non-performing loans increased 7% or $2.2 million to $32.4 million, and was comprised of an $8.4 million increase in non-accrual loans and a decrease of $6.2 million in loans ninety-days past due and still accruing. The increase included a $9.8 million commercial real-estate loan with a specific loss allocation of $3.4 million at December 31, 2006.

Deposit Growth – Average Bank-issued deposits grew to $3.5 billion in 2006, an increase of 4%, or $125 million, compared to $3.4 billion in 2005. The modest increase reflects the Company’s efforts to ensure that its deposit attraction strategies are priced at competitive, but profitable, levels. As a result, some customers, including correspondent Banks, moved balances to other institutions. AMCORE continues to focus on transactional deposit growth, such as checking accounts, which helps lower funding costs, as well as increasing the number of households served by the Company. Handling a customer’s checking account enables the Bank to cross-sell other products and increases the likelihood of retaining their business over time. The Company’s goal is to become the customer’s primary Bank, meeting all of their Banking, mortgage and investment needs. Over the last year, the total number of households served by AMCORE increased by 6%. On the commercial side, the Company’s main emphasis is on cash management products, including remote deposit capture, as it focuses on its core niche of mid-size commercial customers.

AMCORE’s focus is on competitive yet profitably priced Bank-issued deposit growth because it provides a source of funding for the Branch Expansion and the Quality Loan Growth initiatives, and is also a means of reducing reliance on wholesale funding sources that may be at a higher cost. Customer attraction strategies during 2005, especially in the newer markets, included a market segment of high initial rates for transaction and savings account balances. While this strategy did initially bring in balances, as rates rose these customers migrated to CDs and other high rate products within the Bank or to other institutions once the high initial rates expired. This strategy was being phased out in 2006, and a more market-oriented, spread-based deposit sales strategy that focuses on pricing at competitive but profitable levels is being emphasized.

Increasing Fee Income – Increasing fee income, specifically from the Investment Management and Trust segment (IMT) and Mortgage Banking segment, is an area of increased management attention. As of the end of 2005, IMT completed its migration to an open architecture sales platform, which has allowed greater customer access to non-proprietary products. This included the transition of $142 million in assets of three Company-managed Vintage equity funds into two mutual funds managed by Federated Investors, Inc. (Federated) in September 2005 and the sale of the asset management subsidiary, Investors Management Group, Ltd. (IMG), to West Bancorporation, Inc. (West Banc) on December 30, 2005. With these transactions, AMCORE has transitioned from being a developer of proprietary investment products to being a provider that can offer its customers a wider array of investment product choices. The results of IMG for prior periods and the related sale are reported as discontinued operations.

The changes in the business due to the combined impact of the Federated and West Banc transactions resulted in slower income growth initially, however IMT income for 2006 was $16.2 million, up $1.1 million or 7% from $15.1 million 2005.

On January 22, 2007, the Company announced a strategic arrangement with a leading national mortgage services company to provide private-label loan processing and servicing support. As part of this arrangement, the Company sold its Originated Mortgage Servicing Rights portfolio. The arrangement will offer AMCORE a greater breadth of products, more competitive pricing and greater processing efficiencies and is expected to better position the Company for future loan origination growth. With the arrangement, AMCORE expects to better control risks and costs associated with its mortgage business. The sale of the Company originated mortgage servicing rights portfolio will occur during the first quarter 2007. The transition to the new processing and servicing arrangement will continue into the second quarter of 2007.

Capital Efficiency and Deployment – The Company’s priorities with respect to effectively deploying capital include a more structured pricing discipline that targets profitable growth on both sides of the balance sheet, migration of the balance sheet away from lower spread investments to higher spread loans and buying back its common shares.

On May 4, 2006, the Company announced that its Board of Directors authorized a stock repurchase program (Repurchase Program) of up to three million common shares, or approximately 12% of diluted shares outstanding. The repurchase authorization is for a twelve-month period. The repurchased shares will become treasury shares. As of December 31, 2006, 1.17 million shares had been repurchased pursuant to the Repurchase Program at an average price of $31.27 per share. During 2006, the Company increased its dividend from $0.68 to $0.74 per share, an increase of $0.06 per share, or 9%.

The Bank issued $50 million of long-term subordinated debentures that qualify as Tier 2 capital for regulatory purposes. The issuance of the subordinated debentures was undertaken to improve the mix of the Bank’s total risk-based capital position and to allow the Company, through increased dividends from the Bank, to improve its short-term liquidity and fund the Repurchase Program. In addition, the Bank resold $15 million of the Company’s issuance of a trust preferred security that it had repurchased a few years ago.

Other Significant Events

Key Personnel Changes – On July 11, 2006, the Company announced the resignation of Joseph B. McGougan, President of AMCORE Mortgage, a division of the Bank, effective June 30, 2006. In connection with the resignation, the Company entered into an agreement with Mr. McGougan providing for payment of one year’s base salary and certain other benefits, which were accrued in 2006. The AMCORE Mortgage President position will not be replaced.

In October 2006, the Company announced the retirement of Patricia M. Bonavia, Executive Vice President and Chief Operating Officer of AMCORE Investment Group, N. A. In connection with the retirement, the Company entered into an agreement with Ms. Bonavia providing for payment of one year’s base salary and certain other benefits, which were accrued in 2006. Ms. Bonavia retired as of March 9, 2007.

On February 2, 2007, the Company announced the resignation of John R. Hecht, Executive Vice President and Chief Commercial Officer of AMCORE Bank, N.A., effective February 1, 2007. In connection with the resignation, the Company entered into an agreement with Mr. Hecht providing for payment equivalent to one year’s base salary and certain other benefits, including a lump-sum payment from a non-qualified executive retirement plan. The expense related to this agreement will be recorded in the Company’s financial statements during the first quarter of 2007.

Accounting Changes – Following is a discussion of accounting standards that affected the Company’s Consolidated Financial Statements for the periods and dates presented, along with recently issued accounting standards that may impact future periods.

Stock-based Compensation. Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2005) (123R), “Share-Based Payment” requiring compensation cost relating to share-based payment transactions be recognized in the Consolidated Financial Statements was effective for periods beginning after December 15, 2005. The Company’s implementation of SFAS No. 123R resulted in an increase in stock-based expense of $2.2 million in 2006. Total stock-based compensation expense in 2006 was $3.0 million and was $738,000 in 2005. See Note 13 of the Notes to the Consolidated Financial Statements.

Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)” was issued in September 2006. The standard requires companies to recognize the funded status of benefit plans in its statement of financial position, recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The adoption of SFAS No. 158 did not have a material effect on the Company’s Consolidated Financial Statements. See Notes 1 and 14 of the Notes to the Consolidated Financial Statements for additional information.

Quantifying and Assessing Materiality of Misstatements. Staff Accounting Bulletin (SAB) No. 108, which provides guidance on the effects of the accumulation of prior year misstatements in quantifying current year misstatements and for assessing materiality, was issued in September 2006. The guidance is intended to eliminate diversity in practice by requiring that materiality for a current year misstatement be assessed by considering both the cumulative amount (iron curtain) and current year change (rollover) resulting from the misstatement. The Company’s evaluation of SAB No. 108 resulted in no impact on the Company’s consolidated financial position or results of operations. See Note 1 of the Notes to the Consolidated Financial Statements for additional information.

Income Tax Uncertainties. Financial Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” that clarifies the accounting for uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” was issued in June 2006. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the standard, but adoption of this interpretation will have no material impact on the Company’s consolidated financial position or results of operations.

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The standard applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. For some entities, the application of the standard may change how fair value is measured. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. The Company has not completed its evaluation of the standard, but adoption is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Split-Dollar Life Insurance. In September 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The Issue requires companies to recognize a liability in accordance with FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or Accounting Principles Board (APB) Opinion No. 12 for future benefits on split dollar insurance arrangements if the benefit to the employee extends to postretirement periods. The issue is required to be applied to fiscal years beginning after December 15, 2007, with earlier application permitted. Recognition of the liability should be through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Cash Surrender Value of Life Insurance. In September 2006, the FASB also ratified EITF Issue No. 06-5 “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin (TB) No. 85-4, Accounting for Purchases of Life Insurance.” The Issue discusses whether an entity should consider the contractual ability to surrender all of the individual-life policies or (certificates under a group life policy) together when determining the amount that could be realized in accordance with TB 85-4. Under some insurance contracts, the policies provide a surrender value greater if all individual policies are surrendered at the same time rather than if the policies were surrendered over a period of time. The EITF determined that any additional amounts included in the contractual terms should be considered when determining the realizable amounts. This issue is effective for fiscal years beginning after December 15, 2006, with earlier application permitted, with the effects of applying this Issue being either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company has not finalized its evaluation of this issue, but adoption is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Servicing of Financial Assets. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 requires an entity to separately recognize servicing assets and servicing liabilities and to report these balances at fair value upon inception. Future methods of assessing values can be performed using either the amortization or fair value measurement techniques. Adoption of SFAS No. 156 is required for transactions occurring in fiscal years beginning after September 15, 2006. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Hybrid Financial Instruments. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which establishes the accounting for certain derivatives embedded in other financial instruments (“hybrid financial instruments”). This Statement is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after January 1, 2007, the start of the Company’s next fiscal year. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Regulatory Developments – On May 31, 2005, the Bank entered into a written agreement with the OCC. The agreement describes commitments made by the Bank and outlines a series of steps to address and strengthen the Bank’s regulatory consumer compliance program. The Bank has continued to implement enhancements to its consumer compliance program to address the matters identified by the OCC. These enhancements are subject to review by the OCC to determine if they comply with the commitments made in the agreement or whether additional steps are necessary.

On August 10, 2006, the Bank entered into a Consent Order with the OCC. This order primarily imposes requirements on the Bank to take certain actions to strengthen its compliance monitoring policies, procedures, training and overall program relating to the Bank Secrecy Act/Anti-Money Laundering (BSA/AML) regulations. The Consent Order did not impose any fine or civil money penalty on the Bank, but does make the Bank ineligible for certain expedited approvals. AMCORE has been working to strengthen and enhance its BSA/AML program to comply with the terms of the consent order. The BSA/AML program enhancements are subject to review by the OCC to determine if they comply with the commitments made in the agreement or whether additional steps are necessary.

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

Overview – FTE adjusted interest income is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Interest Income Book Basis	$339,176	$280,609	$232,441
FTE Adjustment	4,192	4,775	4,327

Interest Income FTE Basis	343,368	285,384	236,768
Interest Expense	174,218	118,975	80,855

Net Interest Income FTE Basis	$169,150	$166,409	$155,913

Net interest income on an FTE basis increased $2.7 million or 2% in 2006 and increased $10.5 million or 7% in 2005. The increases for both 2006 and 2005 were primarily driven by an increase in average loan volumes of 11%. Loan yields also contributed with increases of 99 basis points in 2006 and 80 basis points in 2005. These were partially offset by increases in interest expense of 46% and 47%, respectively, in 2006 and 2005.

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

As Table 1 indicates, the net interest spread declined 26 basis points to 2.91% in 2006 from 3.17% in 2005, and decreased 14 basis points in 2005 from the 2004 level of 3.31%. The net interest margin was 3.38% in 2006, a decline of 13 basis points from 3.51% in 2005. The 2005 level was a decrease of five basis points from 3.56% in 2004. The declines in spread and margin for both periods were driven by higher funding costs, the result of continued increases in short-term interest rates, deposit attraction strategies and tightening product spreads resulting from improved credit conditions and increased competitive pressures.

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

Changes due to volume – In 2006, net interest income (FTE) increased due to average volume by $9.7 million when compared to 2005. This increase was comprised of a $16.9 million increase in interest income that was partially offset by a $7.2 million increase in interest expense. In 2005, net interest income (FTE) increased due to average volume by $13.3 million. This was comprised of a $20.3 million increase in interest income that was partially offset by a $6.9 million increase in interest expense.

The 2006 increase in interest income of $16.9 million was primarily due to a $377 million or 11% increase in average loans partially offset by a $100 million decline in average securities. Average commercial real estate and commercial loans increased a combined $331 million, driven mostly by the Branch Expansion. Average residential real estate loans increased $48 million, and average consumer loan balances declined $2 million compared to the prior year.

The 2006 increase in average loans was funded by a $125 million or 4% increase in average Bank-issued deposits and a $122 million or 20% increase in average wholesale funding.

The 2005 increase in interest income of $20.3 million was primarily driven by a $353 million or 11% increase in average loans. The growth in average loans came from an increase of $470 million in commercial lending driven mostly by the Branch Expansion. Average residential real estate loans increased $45 million, while average consumer loan balances declined $162 million compared to the prior year, largely due to the Auto Loan Sales, and lower volume of indirect automobile lending. The 2005 increase in average loans was funded by a $383 million or 13% increase in average Bank-issued deposits. Average wholesale funding declined by $35 million.

Changes due to rate – During 2006, net interest income (FTE) declined due to average rates by $7.0 million when compared with 2005. This was comprised of a $41.1 million increase in interest income that was more than offset by a $48.0 million increase in interest expense. Both loan yields and funding costs were affected by four 25 basis point increases in the federal funds (Fed Funds) rate that occurred throughout 2006. The yield on average earning assets increased 84 basis points to 6.86% during 2006, compared to 6.02% in 2005. This was primarily attributable to a 99 basis point increase in average loan yields due to increasing loan volumes and repricing of variable rate loans in the rising rate environment. During this same period of time, the rate paid on average interest bearing liabilities increased 110 basis points. All categories of liabilities except long-term borrowings experienced increased rates driven by increases in general market rates and changes in the structure and term of the liabilities.

During 2005, net interest income (FTE) declined due to average rates by $2.8 million when compared with 2004. This was comprised of a $28.4 million increase in interest income that was more than offset by a $31.2 million increase in interest expense. Both loan yields and funding costs were affected by eight 25 basis point increases in the Fed Funds rate that occurred throughout 2005. The yield on average earning assets increased 62 basis points to 6.02% during 2005, compared to 5.40% in 2004. This was primarily attributable to an 80 basis point increase in average loan yields due to increasing loan volumes in the rising rate environment. During this same period of time, the rate paid on average interest bearing liabilities increased 76 basis points. All categories of liabilities experienced increased rates driven by increases in short-term rates. Interest-bearing deposits, which saw the largest increase, were also affected by promotional deposit pricing strategies that were part of the Deposit Growth initiative.

Like most financial institutions, AMCORE has an exposure to changes in both short-term and long-term interest rates. The Company expects its net interest margin to stabilize in the near term. Among those factors that could cause margin and spread not to perform as anticipated by the Company include: greater and more frequent than anticipated changes in interest rates, including the impact of basis risk between various interest rate indices, changes in the shape of the yield curve, the effect of prepayments or renegotiated rates, increased price competition on both deposits and loans, promotional pricing on deposits, changes in the mix of earning assets and the mix of liabilities, including greater than anticipated use of wholesale sources to fund the Branch Expansion, and greater than expected loan delinquencies resulting in non-accrual status. Over a one-year horizon, AMCORE expects that its interest-rate risk will be greater during a period of declining interest rates than it will be during a period of rising interest rates. Subsequent to year end, an agreement was reached to sell the mortgage servicing right portfolio (OMSRs). As a result, the Bank’s risk to an immediate decrease in rates was substantially reduced.

Provision for Loan Losses

The 2006 Provision (see Critical Accounting Estimates discussion) was $10.1 million, a decrease of $5.1 million or 33% from $15.2 million in 2005. The decline was primarily due to lower net charge-offs, which declined $4.7 million in 2006 compared to 2005. Net charge-offs were $10.0 million or 26 basis points of average loans in 2006, compared to $14.7 million or 42 basis points of average loans in 2005.

The 2005 Provision was $15.2 million, a decrease of $336,000 or 2% from $15.5 million in 2004. Reduced loss estimates on individual loans were largely offset by increased loss estimates on loan concentrations and higher loss estimates on delinquent loans. Net charge-offs were $14.7 million or 42 basis points of average loans in 2005, compared to $14.6 million or 47 basis points of average loans in 2004.

Non-Interest Income

Total non-interest income is comprised primarily of fee-based revenues from Investment Management and Trust and Bank-related service charges on deposits. Income from Bank and Company owned life insurance (COLI), Bankcard fee income, mortgage Banking income and brokerage commission income are also included in this category.

Overview – For 2006, non-interest income totaled $75.6 million, an increase of $9.2 million or 14% from $66.1 million in 2005 due to increases in other non-interest income, COLI, service charges on deposits, Bankcard fee income and Investment Management and Trust income.

For 2005, non-interest income totaled $66.4 million, an increase of $499,000 or 1% from $65.9 million in 2004. Increases in service charges on deposits and other non-interest income were partly offset by lower net security gains, gains on sale of loans and mortgage Banking income.

Investment management and trust income – Investment Management and Trust income includes trust services, estate administration, financial planning, and employee benefit plan administration and recordkeeping services. Investment Management and Trust income totaled $16.2 million in 2006, an increase of $1.1 million or 7% from $15.1 million in 2005. This followed a decrease of $967,000 or 6% in 2005 from $16.1 million in 2004. The increase for 2006 was primarily attributable to higher personal trust services and employee benefit income. The decline in 2005 was primarily due to lower personal trust services and mutual fund services income. Investment Management and Trust income does not include $4.7 million and $4.9 million of asset management related fees for 2005 and 2004, respectively, which were reclassified to discontinued operations as a result of the Federated transaction and the sale of IMG to West Banc (see Increasing Fee Income discussion). At December 31, 2006, total assets under administration totaled $2.7 billion compared to $2.6 billion at the end of 2005.

Service charges on deposits – Service charges on deposits, the Company’s largest source of non-interest income, totaled $25.6 million in 2006, a $2.1 million or 9% increase over $23.5 million in 2006. This follows an increase of $3.5 million or 17% from $20.1 million in 2004. Service charges on consumer deposit accounts were the primary driver of the increases for both periods and were impacted by an increase in deposit accounts resulting from the Deposit Growth initiative. Enhancements to the Company’s fee structure and waiver policies led to additional increases beginning mid-year 2006 and are expected to continue.

Mortgage Banking income – Mortgage banking income includes fees generated from the underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans, net of origination costs, servicing rights amortization and impairment.

For 2006, mortgage banking income was $3.9 million, a decline of $154,000 from $4.1 million in 2005. Total closings were $395 million in 2006 compared to $463 million in 2005. New purchase mortgage closings were $266 million or 67% of total closings in 2006, compared to $284 million or 61% of total closings in 2005. The 2006 decline in mortgage banking income was primarily due to lower gains on the sales of mortgage loans into the secondary market that were nearly offset by lower amortization of mortgage servicing rights due to slower run-off of loans serviced. Gains totaled $404,000 in 2006 compared to $1.4 million in 2005. Servicing rights amortization expense totaled $2.5 million in 2006 compared to $3.1 million in 2005. For 2005, mortgage banking income was $4.1 million, a decline of $1.0 million from $5.1 million in 2004. The decline in mortgage banking income was primarily due to lower gains on the sales of mortgage loans during a period of rising interest rates. Gains totaled $1.4 million in 2005 compared to $2.3 million in 2004. New purchase mortgage closings were $284 million or 61% of total closings in 2005, compared to $262 million or 56% of total closings in 2004.

In 2007, after the transition to the new mortgage arrangement is complete, the Company will no longer generate fee income in connection with the servicing of mortgage loans sold to the secondary market. The cost of servicing those loans, a component of operating expense, will also be eliminated after the transition. This change will also eliminate the volatility associated with the potential impairment of the value of the servicing rights as the interest rate environment continues to shift over time. The arrangement will offer AMCORE a greater breadth of products, more competitive pricing and is expected to better position the Company for future loan origination growth. Additionally, the cost structure in our mortgage business will become almost entirely variable in nature, allowing the Company to better absorb fluctuation in mortgage volumes. These include the costs of originating loans that are netted against mortgage Banking income or interest income as well as processing and servicing costs of loans retained in the Bank’s portfolio and that are a component of operating expenses. The Company expects to record a gain on the sale of the servicing portfolio, net of transaction costs, in the first quarter of 2007. See Key Initiatives and Other Significant Events for additional information.

As of December 31, 2006, the carrying value of AMCORE’s capitalized mortgage servicing rights was $14.3 million, with no impairment valuation allowance. This compares to $13.3 million at December 31, 2005, also with no impairment valuation allowance. The unpaid principal balance of mortgage loans serviced for others was $1.5 billion as of December 31, 2006, compared to $1.4 billion as of December 31, 2005. The net carrying value of the Company’s capitalized mortgage servicing rights, as a percentage of the unpaid principal balance of mortgage loans serviced for others, was 0.97% as of December 31, 2006 and 2005.

COLI income – COLI income totaled $7.9 million in 2006, a $2.5 million or 46% increase from $5.4 million in 2005. This compares with a $324,000 or 6% decrease in 2005 from $5.7 million in 2004. The 2006 increase was primarily due to $2.8 million in net insurance claims received in 2006. The 2005 decline was due to $737,000 of insurance claims received in 2004 that were partly offset by a $350,000 negative adjustment also recorded in 2004 due to a change in the carrier’s estimate of one policy’s cash surrender value (CSV). AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. As of December 31, 2006, the CSV of COLI was $135 million, compared to $132 million at December 31, 2005.

Bankcard fee income – Bankcard fee income totaled $6.2 million in 2006, a $1.3 million or 28% increase over $4.9 million in 2005 and increased $754,000 over total income in 2004 of $4.1 million. A larger cardholder base, a benefit of both the Branch Expansion and Deposit Growth initiatives, greater card utilization and an expanded ATM network contributed to the increase in Bankcard fee income for both 2006 and 2005. Bankcard fee income increased 28% in 2006 over 2005, and increased 18% in 2005 over 2004.

Other non-interest income – For 2006, brokerage commission income, gain on sale of loans, net security gains and other non-interest income totaled $15.7 million, a $2.3 million or 17% increase from 2005. The increase was primarily due to earnings from private equity fund investments, included in other non-interest income, totaling $4.1 million in 2006, compared to $1.6 million in 2005. From 2004 to 2005, these same categories declined $1.4 million or 10%. The decrease was primarily attributable to the $2.4 million lower net security gains and $1.6 million decline in gains on sale of loans, partly offset by the 2005 earnings from investments in private equity funds of $1.6 million and higher customer service fees. The decline in gain on sale of loans was due to Auto Loan Sales in 2004.

Operating Expenses

Overview – In 2006, total operating expense was $165.4 million, an increase of $20.0 million or 14%, from $145.4 million in 2005. The increase was primarily due to an $11.6 million increase in personnel costs, a $5.3 million increase in professional fees and a $2.1 million expense related to debt extinguishment.

In 2005, total operating expense increased $8.1 million or 6% from $137.3 million in 2004. The increase was primarily due to a $3.0 million increase in occupancy and equipment costs and a $2.9 million increase in personnel costs.

The efficiency ratio was 68.75% in 2006, compared to 63.74% in 2005 and 63.13% in 2004. The efficiency ratio is calculated by dividing total operating expenses by revenues. Revenues are the sum of net interest income and non-interest income.

Personnel expense – Personnel expense includes compensation expense and employee benefits and is the largest component of operating expenses, totaling a combined $97.9 million in 2006, $86.3 million in 2005 and $83.4 million in 2004. Increases were $11.6 million or 13% in 2006 compared to 2005 and $2.9 million or 3% in 2005 compared to 2004. The 2006 increase included $2.2 million in stock based compensation expense and $1.4 million in executive and director retirement costs. The remaining increase included the effects of Branch Expansion, additional staff hired in connection with Regulatory Developments and severance costs. The increase in stock based compensation expense was due to the adoption of SFAS 123R in 2006. The increase in executive and director retirement costs was primarily due to the recognition of an actuarial adjustment for a legacy supplemental retirement plan, as discussed in the Proxy. The increase in 2005 was primarily attributable to the Branch Expansion costs.

Facilities expense – Facilities expense, which includes net occupancy expense and equipment expense, was a combined $20.9 million in 2006, $21.8 million in 2005 and $18.9 million in 2004. A decline of $926,000 or 4% occurred in 2006 compared to 2005, but expense increased $3.0 million or 16% in 2005 compared to 2004. The decline in 2006 was due to lower data processing equipment and software depreciation expense. The increase in 2005 over 2004 included accelerated write-offs due to the earlier than expected replacement of the Company’s mainframe computer and the impact of adjustments for future scheduled rent increases.

Data processing expense – Data processing expenses include costs related to core Bank data processing, trust and other external processing systems. Data processing expense was $3.0 million in 2006, $2.4 million in 2005 and $1.9 million in 2004. These represented an increase of $638,000 or 27% in 2006 compared to 2005 and an increase of $431,000 or 22% in 2005 compared to 2004. The increases for both 2006 and 2005 were due to higher external processing costs for systems used by the Investment Management and Trust segment and growth in internet Banking.

Professional fees – Professional fees include legal, consulting, auditing and external portfolio management fees and totaled $9.3 million in 2006 compared to $4.0 million in 2005; an increase of $5.3 million or 133%. The increase in 2005 was $162,000 over the $3.8 million expense in 2004. The 2006 increase was primarily attributable to increased costs for external assistance with regulatory compliance matters of $2.7 million, and $1.7 million for external investment management expenses associated with the transition to an open platform and investment management services for the Bank investment portfolio. These services were also provided prior to the sale and were previously categorized as a component of personnel expense. IMG results for prior year periods have been re-categorized as discontinued operations. The costs of outside assistance for compliance matters should decline in 2007.

Other operating expenses – Other operating expenses includes communication expense, advertising and business development expenses and other costs, and were a combined $34.3 million in 2006, $30.9 million in 2005 and $29.3 million in 2004. These represented an increase of $3.4 million or 11% in 2006 compared to 2005 and an increase of $1.6 million or 6% in 2005 compared to 2004. The increase in 2006 was due to a $2.1 million expense related to debt extinguishment and increased advertising and business development costs. The increase in 2005 was primarily due to higher advertising and business development costs and $606,000 in derivative mark-to-market losses included in other expense for ineffective hedges and derivatives that did not qualify for hedge accounting.

Income Taxes

Income tax expense totaled $18.0 million in 2006, compared to $19.5 million and $18.6 million in 2005 and 2004, respectively. The decline in 2006 was mainly due to lower income before taxes and a higher proportion of tax-exempt earnings. Non-taxable insurance claims from COLI income were partially offset by lower earnings on tax-exempt municipal bonds. The increase in income tax expense in 2005 was mainly due to higher income before taxes.

The effective tax rates were 27.7%, 28.9% and 28.8% in 2006, 2005 and 2004, respectively. Effective tax rates are lower than the statutory tax rates due primarily to investments in tax-exempt municipal bonds and increases in CSV and insurance claims on COLI that are not taxable. The decrease in effective tax rate in 2006 was due to a higher proportion of non-taxable COLI income net of lower tax-exempt municipal bond income. See Note 16 of the Notes to Consolidated Financial Statements.

Discontinued Operations

As a result of the Federated and West Banc transactions (see Increasing Fee Income discussion), the results of IMG for the current and prior periods are reflected as discontinued operations.

For 2006, net income from discontinued operations was $248,000, compared to net losses of $3.0 million and $335,000 in 2005 and 2004, respectively. The net income in 2006 resulted from the finalization of tax payments from the sale of IMG in the previous year. The net loss in 2005 included a $3.8 million after-tax loss on the sale of IMG to West Banc and an $824,000 after-tax gain on the Federated transaction in addition to IMG operating results for the year. The amount of the loss on the West Banc transaction is primarily due to the related tax expense of the transaction of $3.2 million, resulting from the Company’s carryover tax basis in IMG.

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

Commercial Banking

The Commercial Banking Segment (Commercial) provides commercial Banking services to middle market and small business customers through the Bank’s full service branch and LBO locations in northern Illinois and southern Wisconsin. The services provided by this Segment include lending, business checking and deposits, treasury management and other traditional as well as electronic commercial Banking services.

Overview – Commercial represented 75%, 76% and 68% of total Segment net income in 2006, 2005 and 2004, respectively. Commercial total assets were $3.1 billion at December 31, 2006 and represented 59% of total consolidated assets. This compares to $2.9 billion and 54% at December 31, 2005.

Comparison of 2006 to 2005 – Commercial net income for 2006 was $34.7 million, an increase of $3.6 million or 12% from 2005 net income of $31.0 million. The increase was due to an $7.6 million increase in net interest income and a $6.1 million decrease in Provision that were partially offset by a $7.1 million increase in non-interest expense and a $2.3 million increase in income taxes.

The increase in net interest income was driven by higher average commercial real estate loan volumes and increased yields on commercial and commercial real estate loans. These increases were due in large part to the Branch Expansion. The decrease in Provision was primarily due to lower net charge-offs and inter-segment allocations. The increase in non-interest expense was primarily due to higher personnel and facilities expense as a result of Branch Expansion and higher loan processing and collection expenses. Income taxes were higher due to higher income before tax.

Comparison of 2005 to 2004 – Commercial net income for 2005 was $31.0 million, an increase of $4.5 million or 17% from 2004. The increase was primarily due to a $14.6 million increase in net interest income and a $588,000 decrease in Provision that were partially offset by an $7.9 million increase in non-interest expense and a $2.9 million increase in income taxes.

The increase in net interest income was driven by higher average commercial real estate loan volumes, due in large part to the Branch Expansion, and by increased yields on both commercial real estate and commercial loans, net of higher interest expense adjusted for net cost of fund allocations. The increase in interest expense, as adjusted for net cost of fund allocations, was primarily due to the increased funding needs associated with the loan growth combined with rising interest rates. The decline in Provision was due to reductions in specific loss estimates on individually reviewed loans and lower inter-segment allocations that were partially offset by higher loss estimates on delinquencies, changes in loss estimates on loan concentrations and increased net charge-offs. The increase in non-interest expense was primarily due to higher personnel and facilities expense, including increased allocations for support functions, primarily the result of Branch Expansion. Income taxes were higher due to higher income before tax.

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

Overview – Retail represented 22% of total segment net income in 2006 and 2005 and 21% of total segment net income in 2004. Retail total assets were $662 million at December 31, 2006 and represented 13% of total consolidated assets. This compares to $654 million and 12% at December 31, 2005.

Comparison of 2006 to 2005 – Retail net income for 2006 was $10.3 million, an increase of $1.2 million or 13% from 2005. The increase was due to a $6.5 million increase in net-interest income and a $2.9 million increase in non-interest income. These increases were partly offset by an increase in provision expense of $1.8 million, a $5.8 million increase in non-interest expense and a $737,000 increase in income taxes.

The increase in net interest income of $6.5 million was due to increased funding credits on higher deposit balances and higher loan yields. These were partially offset by higher interest expense due to rising short-term interest rates.

The increase in non-interest income of $2.9 million was mainly due to higher service charges on deposits.

The increase in Provision was primarily due to increase in inter-segment reallocations.

The increase in non-interest expense of $5.8 million was due to higher personnel costs, loan processing and collection expenses and increased allocations for support functions all as a result of Branch Expansion.

Income taxes increased $737,000 due to higher income before taxes in 2006.

Comparison of 2005 to 2004 – Retail net income for 2005 were $9.2 million, an increase of $1.1 million or 14% from 2004. The increase was due to a $4.3 million increase in net interest income, a $2.0 million increase in non-interest income and a $284,000 decline in Provision that were partially offset by a $4.7 million increase in operating expenses and a $722,000 increase in income taxes.

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

The decline in Provision was due to reductions in net charge-offs and statistical loss estimates on loan pools that were partially offset by an increase in inter-segment allocations. The increase in non-interest expense was largely due to higher personnel and facilities expense, including increased allocations for support functions, all as a result of Branch Expansion. Income taxes declined due to lower income before taxes.

Investment Management and Trust

The Investment Management and Trust Segment (IMT) provides trust services, estate administration, financial planning, and employee benefit plan administration and recordkeeping services.

Overview – IMT represented 4%, 3% and 5% of total segment net income in 2006 2005 and 2004, respectively. IMT Segment total assets were $14 million at December 31, 2006 and represented less than 1% of total consolidated assets. At December 31, 2005, IMT total assets were $18 million, also less than 1% of total consolidated assets.

Comparison of 2006 to 2005 – IMT net income for 2006 increased $3.4 million from a $1.7 million net loss in 2005. The increase is primarily due to a $3.0 net loss from discontinued operations in 2005 compared to net income from discontinued operations in 2006. An increase of $1.1 million in non-interest income was offset by $1.1 million increase in non-interest expenses.

The increase in non-interest income was attributable to higher personal trust services and employee benefit income in 2006. Non-interest expenses increased $1.1 million in 2006 primarily due to higher professional fees associated with the transition to an open platform. The gain from discontinued operations in 2006 was due to the finalization of tax payments from the sale of IMG in the previous year.

Comparison of 2005 to 2004 – IMT reported a net loss for 2005 of $1.7 million, a $3.3 million decline from 2004 net income of $1.6 million. The decline was primarily attributable to a net loss from discontinued operations of $3.0 million in 2005, compared to a net loss of $335,000 in 2004. Net income from continuing operations declined $617,000 over the same period of time.

The net loss from discontinued operations in 2005 included a $3.8 million after-tax loss on the sale of IMG to West Banc and an $824,000 after-tax gain on the Federated transaction. The amount of the loss on the West Banc transaction was primarily due to a tax charge of $3.2 million. The decline in net income from continuing operations was primarily due to a $1.2 million decrease in non-interest income, partially offset by a $456,000 decrease in income taxes. The decline in non-interest income was primarily attributable to lower personal trust services and mutual fund services income. Income taxes on continuing operations declined due to lower income on continuing operations before taxes.

Mortgage Banking

The Mortgage Banking Segment (Mortgage) provides a variety of mortgage lending products to meet its customers’ needs. It sells most of the long-term, fixed-rate loans it originates to the secondary market and continues to service most of the loans sold.

Overview – Mortgage represented -1% of total segment net income in 2006 and 2005 and 6% of total segment net income in 2004. Mortgage total assets were $306 million at December 31, 2006 and represented 6% of total consolidated assets. This compares to $274 million and 5% at December 31, 2005.

Comparison of 2006 to 2005 – Mortgage results for 2006 reflected a net loss of $454,000, a decrease of $28,000 from 2005. The decrease was due to a $524,000 decline in net-interest income and a $446,000 decline in non interest income that were partially offset by a $776,000 decrease in Provision and a $197,000 decrease in non-interest expense.

Net interest income declined primarily due to increased funds transfer adjustments as a result of increasing short-term interest rates.

Non interest income declined from the prior year due to lower gains on the sale of mortgage loans into the secondary market that were partially offset by lower amortization due to slower run-off of loans serviced.

The decrease in Provision was primarily due to lower statistical loss estimates on loan pools and a decline in net charge-offs. The decline in operating expenses was due to lower personnel costs and loan processing and collection expenses.

Comparison of 2005 to 2004 – Mortgage results for 2005 reflected a net loss of $426,000, a decrease of $3.0 million from 2004. The decrease was due to a $2.9 million decline in net interest income, a $1.2 million decline in non-interest income, a $536,000 increase in Provision and a $308,000 increase in operating expenses. These were partially offset by a $1.9 million decrease in income taxes.

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

BALANCE SHEET REVIEW

Total assets were $5.3 billion at December 31, 2006, a decrease of $52 million or 1% from December 31, 2005. Total liabilities decreased $54 million over the same period and stockholders’ equity increased $2 million. The following discusses changes in the major components of the Consolidated Balance Sheet since December 31, 2005.

Cash and Cash Equivalents

Overview – Cash and cash equivalents increased $2 million from December 31, 2005 to December 31, 2006, as the cash provided by operating activities of $65 million plus the cash provided by investing activities of $37 million exceeded the cash used for financing activities of $100 million. This compares to an increase of $27 million from December 31, 2004 to December 31, 2005, as the cash provided by operating activities of $83 million plus the cash provided by financing activities of $365 million exceeded the cash used for investing activities of $421 million.

Operating cash flows – The $65 million of cash provided by operating activities during 2006 compares with $83 million provided in 2005, representing a $18 million decrease in cash provided between the two years. The change was primarily attributable to decreases in net cash provided by other assets and other liabilities of $19 million.

Investing cash flows – The $37 million of cash provided by investing activities during 2006 compares with $421 million cash used in 2005, for an increase of $458 million in cash provided between the two years. Proceeds from the sales and maturities of securities, net of purchases of securities contributed $244 million to the increase in investing cash flows, and cash used for loans declined $219 million.

Financing cash flows – The $100 million of cash used in financing activities during 2006 compares with $365 million cash provided during 2005, or a decrease of $465 million in cash provided between the two years. This was primarily due to a $510 million decline in cash flows for Bank-issued demand, savings and time deposit accounts and a $244 million decline in short term borrowings. These were partially offset by a $165 million increase in wholesale deposit growth and a $156 million net increase in long-term borrowings.

Securities Available for Sale

Total securities available for sale as of December 31, 2006 were $900 million, a decline of $284 million or 24% from the prior year-end. At December 31, 2006, the total securities available for sale portfolio comprised 18% of total earning assets, including COLI, compared to 23% for 2005. The largest decreases in securities available for sale were attributable to mortgage-backed securities, U. S. Government sponsored enterprises and state and political subdivisions and included the resale of $15 million of the Company’s own issuance of a Trust Preferred security that it had repurchased a few years ago. As a result of the sale, the Company realized an improvement in its regulatory capital, paid down short-term borrowings, and reduced the level of required capital. Among the factors affecting the decision to purchase or sell securities are the current assessment of economic and financial conditions, including the interest rate environment, regulatory capital levels, the liquidity needs of the Company, and its pledging obligations. By not reinvesting cash flows from maturities and prepayments of investment securities, the Company is migrating its balance sheet to a lower proportion of investment securities.

Mortgage and asset backed securities as of December 31, 2006 totaled $752 million and represent 84% of total available for sale securities. The distribution of mortgage and asset backed securities includes $338 million of U.S. government-sponsored enterprise (GSE) mortgage-backed pass through securities, $404 million of GSE collateralized mortgage obligations and $10 million of private issue collateral mortgage obligations, all of which are rated Aaa.

The $900 million of total securities available for sale includes gross unrealized gains of $2 million and gross unrealized losses of $19 million. Unrealized gains and unrealized losses is the difference between a security’s fair value and carrying value. The fair value of a security is generally influenced by two factors, market risk and credit risk. Market risk is the exposure of the security to changes in interest rate. There is an inverse relationship to changes in the fair value of the security with changes in interest rates, meaning that when rates increase the value of the security will decrease. Conversely, when rates decline the value of the security will increase. Credit risk arises from the extension of credit to a counter-party, for example a purchase of corporate debt in security form, and the possibility that the counter-party may not meet its contractual obligations. The Company’s policy is to invest in securities with low credit risk, such as U.S. Treasuries, U.S. government agencies (such as the Government National Mortgage Association or “GNMA”), government-sponsored enterprises (“GSE’s” such as the Federal Home Loan Mortgage Corporation or “FHLMC”), state and political obligations, and mortgage-backed securities. Unlike agency debt, GSE debt is not secured by the full faith and credit of the United States.

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

Loans Held for Sale

At December 31, 2006, mortgage origination fundings awaiting delivery to the secondary market were $14 million, compared to $24 million at December 31, 2005. Residential mortgage loans are originated by the

Bank’s Mortgage Segment, of which non-conforming adjustable rate, fixed-rate and balloon residential mortgages are normally retained by the Bank. The conforming adjustable rate, fixed-rate and balloon residential mortgage loans historically have been sold in the secondary market to eliminate interest rate risk, as well as to generate gains on the sale of these loans and servicing income. All loans held for sale are recorded at the lower of cost or market value. The Bank entered into an arrangement with a third party mortgage loan processor and servicer to provide these services in the future. See further discussion of this arrangement in Key Initiatives and Other Significant Events.

Loans

Loans represent the largest component of AMCORE’s earning asset base. At year-end 2006, total loans were $3.9 billion, an increase of $225 million or 6% as compared to 2005, and represented 79% of total earning assets including COLI. See Table 2 and Note 4 of the Notes to Consolidated Financial Statements.

Total commercial real estate loans, including real estate construction loans, increased $215 million or 10%. Residential real estate loans increased $34 million or 7%. This increase was primarily the result of retaining a greater percentage of originated mortgages, primarily adjustable rate mortgages that meet the Company’s risk/reward criteria in the Bank’s portfolio. Commercial, financial and agricultural loans decreased $20 million or 3%. Installment and consumer loans declined $4 million or 1%, due to lower indirect automobile lending.

Goodwill

Total goodwill at December 31, 2006 and 2005 was $6.1 million. See Note 6 of the Notes to the Consolidated Financial Statements for additional information.

Deposits

Total deposits at December 31, 2006 were $4.3 billion, an increase of $133 million or 3% when compared to 2005. The increase was due to $170 million in wholesale deposits partly offset by a decline of $37 million in Bank-issued deposits. Total Bank-issued deposits were $3.5 billion at the end of 2006, a 1% decrease from the prior year-end balance of $3.6 billion. The decline in Bank-issued deposits reflects the Company’s efforts to ensure that its deposit attraction strategies are priced at competitive, but profitable levels. This has led to some attrition in balances, as some customers, including correspondent banks, moved balances to other institutions. Bank-issued deposits represent 82% and 85% of total deposits at December 31, 2006 and 2005, respectively. Table 5 shows the maturity distribution of time deposits $100,000 and over.

Borrowings

Borrowings totaled $479 million at year-end 2006 and were comprised of $137 million of short-term and $342 million of long-term borrowings. Comparable amounts at the end of 2005 were $489 million and $170 million, respectively, for a combined decrease in borrowings of $180 million or 27%. The change in balances reflects a strategic repositioning of funding, as the $352 million decline in short-term borrowings was partially replaced with $172 million in long-term borrowings. Included in the repositioning were a $74 million extinguishment of high-cost shorter-term Federal Home Loan Bank (FHLB) advances and a $50 million placement of long-term subordinated debentures that qualifies as Tier 2 capital for regulatory purposes. These actions, coupled with the reduction of investment securities in 2006 allowed the Company to mitigate a funding mismatch, reduce its interest rate risk sensitivity and strengthen its total risk-based capital levels. See Notes 9, 10 and 20 of the Notes to Consolidated Financial Statements.

AMCORE has $40 million of Trust Preferred securities outstanding through AMCORE Capital Trust I (Capital Trust). In the first quarter of 2006, $15 million, previously held by the Bank and disallowed as Tier 1 Capital, were sold. Following the sale, the entire $40 million qualified as Tier 1 capital for regulatory purposes. These securities pay cumulative cash distributions semiannually at an annual rate of 9.35% and are redeemable from March 25, 2007 until March 25, 2017, at a declining premium of 104.675% to 100.00% of the principal amount. After March 25, 2017, they are redeemable at par until June 15, 2027, when redemption is mandatory. The Company has elected to call these securities at the first redemption date of March 25, 2007. It is expected that a new issue of capital trust securities will be made.

Stockholders’ Equity

Total stockholders’ equity at December 31, 2006 was $400 million, an increase of $2 million from December 31, 2005. The increase in stockholders’ equity was due to a $29 million increase in retained earnings, $2 million in paid–in capital and a $2 million reduction of accumulated OCI. These increases were mostly offset by a $32 million increase in treasury shares resulting from the Repurchase Program and the redemption of shares under a pre-existing redemption agreement. See discussion below under Liquidity and Capital Management.

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

In the Auto Loan Sales, indirect automobile loan receivables are transferred to a multi-seller variable-interest entity (VIE). Since the Company is not the primary beneficiary of the VIE, consolidation is not required under the terms of Financial Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities.” As a result, the net carrying amount of the loans is removed from the consolidated balance sheet and certain retained residual interests are recorded. The Company’s retained interests are subordinate to the interests of investors in the VIE and are subject to prepayment risk, interest-rate risk and credit risk on the transferred auto loans. The Company’s risk of loss attributable to credit and prepayment is limited to its interest in the Interest Only Strip. Neither the investors nor the securitization trust have any further recourse to the Company’s other assets. Interest rate risk could exceed the Company’s interest in the Excess Spread, but such a possibility is not considered probable as of December 31, 2006. The Company also retains the rights to service the loans that are sold.

As of December 31, 2006, the balance of automobile loans serviced and not included on the Company’s Consolidated Balance Sheet was $55 million, compared to $111 million at December 31, 2005. The carrying value of retained interests was $5 million and $7 million at the end of 2006 and 2005, respectively. At December 31, 2005, the $7 million is net of a $228,000 temporary impairment valuation allowance charged to OCI. See Note 8 of the Notes to Consolidated Financial Statements.

Mortgage loan sales – The Company originates mortgage loans that it sells to the secondary market. The Company typically retains the right to service the loans that are sold. As of December 31, 2006, the unpaid principal balance of mortgage loans serviced for others was $1.5 billion, compared to $1.4 billion at December 31, 2005. These loans are not recorded on the Company’s Consolidated Balance Sheets. The

Company, as of December 31, 2006 and 2005, and in accordance with SFAS No 140, had recorded $14 million and $13 million, respectively, of capitalized mortgage servicing rights. There were no impairment valuation allowances for either period. The Company will sell its Originated Mortgage Servicing Rights during the first quarter 2007. See Key Initiatives and Other Significant Events. See Note 7 of the Notes to Consolidated Financial Statements.

Derivatives – The Company periodically uses derivative contracts to help manage its exposure to changes in interest rates and in conjunction with its mortgage Banking operations. The derivatives used most often are interest rate swaps, and on occasion caps, collars and floors (collectively “Interest Rate Derivatives”), mortgage loan commitments and forward contracts. As of December 31, 2006 and 2005, there were no caps, collars or floors outstanding. Interest Rate Derivatives are contracts with a third-party (the “Counter-party”) to exchange interest payment streams based upon an assumed principal amount (the “Notional Principal Amount”). The Notional Principal Amount is not advanced to/from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams and is not recorded on the Consolidated Balance Sheets. AMCORE does not have any derivatives that are held or issued for trading purposes but it does have some derivatives that do not qualify for hedge accounting. AMCORE monitors credit risk exposure to the Counter-parties. All Counter-parties, or their parent company, have investment grade credit ratings and are expected to meet any outstanding interest payment obligations.

The total notional amount of Interest Rate Derivatives outstanding was $172 million and $240 million as of December 31, 2006 and 2005, respectively. As of December 31, 2006, Interest Rate Derivatives had a net negative carrying and fair value of $1.2 million, compared to a net negative carrying and fair value of $4.1 million at December 31, 2005. See Table 6. The decline in notional amounts, carrying amounts and fair value included the termination of two fair value hedges in 2006. The total notional amount of forward contracts outstanding for mortgage loans to be sold in the secondary market was $25 million and $39 million as of December 31, 2006 and 2005, respectively. As of December 31, 2006, the forward contracts had a net negative carrying and fair value of $59,000, compared to $332,000 at December 31, 2005. For further discussion of derivative contracts, see Notes 11 and 12 of the Notes to Consolidated Financial Statements.

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

At December 31, 2006 and 2005, liabilities in the amount of $149,000 and $183,000, respectively, representing the value of the guarantee obligations associated with certain of the financial and standby letters of credit, had been recorded in accordance with FIN 45. These amounts are expected to be amortized into income over the lives of the commitments. The contractual amount of all letters of credit, including those exempted from the scope of FIN 45, was $234 million and $204 million at the end of 2006 and 2005, respectively. See Notes 12 and 15 of the Notes to Consolidated Financial Statements.

The carrying value of mortgage loan commitments recorded as an asset totaled $78,000 and $150,000 at December 31, 2006 and 2005, respectively. These amounts represent the fair value of those commitments marked-to-market in accordance with SFAS 138, “Accounting for Derivative Instruments and Hedging Activities” and in accordance with Staff Accounting Bulletin No. 105. The total notional amount of mortgage loan commitments was $16 million at December 31, 2006 and $22 million at December 31, 2005. See Note 11 of the Notes to Consolidated Financial Statements.

At December 31, 2006 and 2005, the Company had extended $947 million and $955 million, respectively, in loan commitments other than the mortgage loan commitments and letters of credit described above. This amount represented the notional amount of the commitment. A contingent liability of $1.1 million and $732,000 has been recorded for probable losses on unfunded commitments outstanding at December 31, 2006 and 2005, respectively.

Equity investments – The Company has a number of non-marketable equity investments that have not been consolidated in its financial statements but rather are recorded in accordance with either the cost or equity method of accounting depending on the percentage of ownership. At December 31, 2006 and 2005, these investments included $4 million and $5 million, respectively, in private equity fund investments. Not included in the carrying amount were commitments to fund an additional $1.2 and $1.3 million, respectively, at some future date. The Company also has recorded investments of $4 million, $20 million, and $97,000, respectively, in stock of the Federal Reserve Bank, the Federal Home Loan Bank (FHLB), preferred stock of Federal Agricultural Mortgage Corporation at year end 2006. At December 31, 2005, these amounts were $4 million, $21 million, and $112,000, respectively. These investments are recorded at amortized historical cost or fair value, as applicable, with income recorded when dividends are declared.

Other investments, comprised of various affordable housing tax credit projects (AHTCP) and other Community Reinvestment Act investments, totaled approximately $733,000 and $407,000 at December 31, 2006 and 2005, respectively. Losses are limited to the remaining investment and there are no additional funding commitments on the AHTCPs by the Company. Those investments without guaranteed yields were reported on the equity method, while those with guaranteed yields were reported using the effective yield method. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus additional commitments, if any.

Other investments – The Company also holds $1 million in a common security investment in the Capital Trust, to which the Company has $41 million in long-term debt outstanding. The Capital Trust, in addition to the $1 million in common securities issued to the Company, has $40 million in preferred securities outstanding. The $40 million in preferred securities were issued to non-affiliated investors in 1997 and are redeemable at the Company’s option beginning in 2007. The $15 million in preferred securities previously acquired by the Bank were sold in 2006. In its Consolidated Balance Sheets, the Company reflects its $1 million common security investment on the equity method and reports the entire $41 million as outstanding long-term debt. For regulatory purposes, however, the $40 million in preferred securities qualifies as Tier 1 capital.

Fiduciary and agency – The Company’s subsidiaries also hold assets in a fiduciary or agency capacity that are not included in the Consolidated Financial Statements because they are not assets of the Company. Total assets administered by the Company at December 31, 2006 and 2005 were $2.7 billion and $2.6 billion, respectively.

Contractual Obligations

In the ordinary course of its business, the Company enters into certain contractual arrangements. These obligations include issuance of debt to fund operations, property leases and derivative transactions. During 2006, the Company entered into seven operating lease agreements. There are no residual value guarantees on these leases and no lease termination penalties or acceleration clauses. A purchase contract in the amount of $1.6 million for a land purchase was entered into during 2006 and is scheduled to close in 2007. With the predominant portion of its business being banking, the Company routinely enters into and exits various funding relationships including the issuance and extinguishment of long-term debt. See the discussion of Borrowings above, and Note 10 of the Notes to Consolidated Financial Statements. Other than these transactions, there were no material changes in the Company’s contractual obligations since the end of 2005. Amounts as of December 31, 2006 are listed in the following table:

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Time Deposits	$1,927,528	$1,225,549	$548,850	$134,406	$18,723
Long-Term Debt (1)	340,979	—	223,726	25,419	91,834
Capital Lease Obligations (2)	2,626	173	346	351	1,756
Operating Leases	64,949	3,881	7,476	5,693	47,899
Service Contracts (3)	1,791	597	1,194	—	—

Total	$2,337,873	$1,230,200	$781,592	$165,869	$160,212

(1)	Excludes Capital Lease Obligations. See Note 10 of Notes to the Consolidated Financial Statements.
(2)	Includes related interest. See Note 5 of Notes to the Consolidated Financial Statements.
(3)	Minimum payments on Bank investment portfolio management contract.

ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

AMCORE’s credit risk is centered in its loan portfolio, which totaled $3.9 billion, or 79% of earning assets, including COLI on December 31, 2006. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer’s failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration and borrower concentration.

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

The determination by management of the appropriate level of the Allowance amounted to $40.9 million at December 31, 2006, compared to $40.8 million at December 31, 2005. Decreases of $2.9 million for specific loss estimates on certain loans that are individually reviewed for impairment were partially offset by increases of $865,000 in statistical loss estimates on loan pools based upon historical loss experience and $1.9 million for other loss estimates. Other loss estimates are based upon the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect the borrower’s ability to repay, and current economic and industry conditions.

At December 31, 2006, the Allowance as a percent of total loans and of non-accrual loans was 1.04% and 136%, respectively. These compare to the same ratios at December 31, 2005 of 1.10% and 188%. Net charge-offs were $10.0 million in 2006, a decrease of $4.7 million from $14.7 million 2005. This was 0.26% and 0.42% of average loans in 2006 and 2005, respectively. Decreases included commercial loan net charge-offs of $4.0 million, residential real estate net charge-offs of $592,000 and consumer/installment net charge-offs of $27,000.

Non-performing Assets

Non-performing assets consist of non-accrual loans, loans 90 days past due and still accruing, foreclosed real estate and other repossessed assets. Non-performing assets totaled $33.9 million as of December 31, 2006, an increase of $2.9 million or 9% from $31.0 million at December 31, 2005. The increase since December 31, 2005 consisted of an $8.4 million increase in non-accrual loans partly offset by a decline of $6.2 million in loans 90 days past due. Foreclosed assets increased by $792,000 mainly in other real estate owned. Total non-performing assets represented 0.64% and 0.58% of total assets at December 31, 2006 and December 31, 2005, respectively.

Non-accrual loan totals include a $9.8 million commercial real estate loan credit that was added to non-accrual loans during 2006. The credit is in the process of workout and the Company has assigned a specific allocation of $3.4 million to reflect an estimated impairment loss as of December 31, 2006. While the Company strives to reflect all known risk factors in its evaluation, the ultimate loss could differ materially from the current estimate. See Critical Accounting Estimates for a discussion of the judgments and assumptions that are most critical in determining the adequacy of the Allowance.

In addition to the amount of non-accruing and delinquent loans over 90 days past due, management is aware that other possible credit problems of borrowers may exist. Credits are considered substandard assets due to either less than satisfactory performance history, lack of borrower’s sound worth or paying capacity, or inadequate collateral. Loans classified as substandard are monitored accordingly. As of December 31, 2006 and 2005, there were $460,000 and $1.1 million, respectively, in this risk category that were 60 to 89 days delinquent and $1.9 million and $3.7 million, respectively, that were 30 to 59 days past due. In addition, as of December 31, 2006 and 2005, respectively, there were $684,000 and $12.4 million of loans that were current, but had loss allocations of $139,000 and $2.3 million. Included in the December 31, 2005 total of $12.4 million of loans that were current was the $9.8 million commercial real estate loan that was placed on non-accrual during 2006.

Concentration of Credit Risks

As previously discussed, AMCORE strives to maintain a diverse loan portfolio in an effort to minimize the effect of credit risk. Summarized below are the characteristics of classifications that exceed 10% of total loans.

Commercial, financial, and agricultural loans were $798 million at December 31, 2006, and comprised 20% of gross loans, of which 0.68% were non-performing. Net charge-offs of commercial loans in 2006 and 2005 were 0.43% and 1.32%, respectively, of the average balance of the category. There were no loan concentrations within this category in excess of 10% of total loans.

Commercial real estate and construction loans were $2.3 billion at December 31, 2006, comprising 59% of gross loans, of which 0.98% were classified as non-performing. Net charge-offs of construction and commercial real estate loans during 2006 and 2005 were 0.12% and 0.0%, respectively, of the average balance of the category. This category included $599 million of loans to nonresidential building operators and $417 million of loans to building contractors, which were 15% and 11% of total loans, respectively. There were no other loan concentrations within this category that exceeded 10% of total loans.

Residential real estate loans, which include home equity and permanent residential financing, totaled $494 million at December 31, 2006, and represented 13% of gross loans, of which 0.67% were non-performing. Net charge-offs of residential real estate during 2006 and 2005 were 0.05% and 0.19%, respectively, of the average balance in this category.

Installment and consumer loans were $308 million at December 31, 2006, and comprised 8% of gross loans, of which 0.23% were non-performing. Net charge-offs of consumer loans during both 2006 and 2005 were 1.15% of the average balance of the category. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $242 million at December 31, 2006. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of consumer credit.

Contained within the concentrations described above, the Company has $1.5 billion of interest only loans, of which $979 million are included in the construction and commercial real estate loan category, $414 million are included in the commercial, financial, and agricultural loan category, and $142 million are in home equity lines of credit. In general, these loans are well-secured with a range of maturities of two to five years. The Company does not have significant concentrations of negative amortization loans, high loan-to-value loans, option adjustable-rate mortgage loans or loans that initially have below market rates that significantly increase after the initial period.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity Management

Overview – Liquidity management is the process by which the Company, through its Asset and Liability Committee (ALCO) and capital markets and treasury function, ensures that adequate liquid funds are available to meet its financial commitments on a timely basis, at a reasonable cost and within acceptable risk tolerances.

Liquidity is derived primarily from Bank-issued deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources include brokered CDs, Fed Funds purchased lines, Federal Reserve Bank discount window advances, FHLB advances, repurchase agreements, the sale or securitization of loans, subordinated debentures, balances maintained at correspondent Banks and access to other capital market instruments. Bank-issued deposits, which exclude wholesale deposits, are considered by management to be the primary, most stable and most cost-effective source of funding and liquidity. The Bank also has capacity, over time, to place additional brokered CD’s as a source of mid- to long-term funds.

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

During 2006, wholesale funding, which includes borrowings and brokered deposits, decreased $10 million. Wholesale funding represented 24% of total assets as of the end of both 2006 and 2005. The Company remains confident of its ability to meet and manage its short and long-term liquidity needs.

Investment securities portfolio – Scheduled maturities of the Company’s investment securities portfolio and the prepayment of mortgage and asset backed securities represent a significant source of liquidity. Approximately $13 million, or 1%, of the securities portfolio will contractually mature in 2007. See Table 4. This does not include mortgage and asset backed securities since their payment streams may differ from contractual maturities because borrowers may have the right to prepay obligations, typically without penalty. For example, scheduled maturities for 2006, excluding mortgage and asset backed securities, were $42 million, whereas proceeds from actual maturities, which included prepayments of mortgage and asset backed securities, were $209 million. This compares to proceeds of $213 million and $237 million in 2005 and 2004, respectively.

At December 31, 2006, securities available for sale were $900 million or 17% of total assets compared to $1.2 billion or 22% at December 31, 2005. By not reinvesting cash flows from maturities and prepayments of investment securities, the Company expects to continue to gradually migrate its balance sheet to a lower proportion of investment securities, while using the proceeds to fund the Quality Loan Growth initiative and reduce higher-cost wholesale funding.

Loans – Funding of loans is the most significant liquidity need, representing 75% of total assets as of December 31, 2006. Since December 31, 2005, loans increased $225 million. Loans held for sale, which represents mortgage origination funding awaiting delivery to the secondary market, declined $10 million. The scheduled repayments and maturities of loans represent a substantial source of liquidity. Table 3 shows for selected loan categories that $806 million in maturities are scheduled for 2007. Loan growth from same-store and Branch Expansion continue to be the greatest liquidity need of the Company.

Bank-issued deposits – Bank-issued deposits are the most cost-effective and reliable source of liquidity for the Company. During 2006, Bank-issued deposits declined $37 million. Scheduled maturities of time deposits of $100,000 or more, as reflected in Table 5, are $579 million in 2007, of which $303 million are Bank-issued.

Branch expansion – The Company’s Branch Expansion strategy poses the greatest challenge to short and long-term liquidity. The Branch Expansion has required, and will continue to require, other sources of liquidity to fund the expected loan growth net of expected deposit growth and the remaining $50 million authorized capital investment. Through December 31, 2006, Branch Expansion has required the funding of $1.9 billion in loans while generating $793 million in deposits.

Parent company – In addition to the overall liquidity needs of the consolidated Company, the parent company requires adequate liquidity to pay its expenses, repay debt when due, pay stockholder dividends and execute the Repurchase Program. Liquidity is primarily provided to the parent through the Bank and other subsidiaries in the form of dividends. In 2006, dividends from subsidiaries amounted to $55 million, compared to $24 million in 2005. While the Bank is limited in the amount of dividends it can pay, as of December 31, 2006, approximately $43 million was available for payment to the parent in the form of dividends without prior regulatory approval, of which $37 million could be paid without causing the Bank to be less than well-capitalized. See Note 19 of the Notes to Consolidated Financial Statements.

Other sources of liquidity – As of December 31, 2006, other sources of potentially available liquidity totaled $1.1 billion and included $305 million of unfunded Fed Funds lines, unused collateral sufficient to support $376 million in Federal Reserve Bank discount window advances, $283 million of unpledged debt investment securities, and $185 million of FHLB advances. These amounts totaled $1.1 billion at December 31, 2005 and also included $48 million available under a prior commercial paper and back-up line of credit arrangement. The Company also has capacity, over time, to place sufficient amounts of brokered CDs as a source of mid- to long-term liquidity. The Bank’s indirect auto portfolio, which at December 31, 2006 was $242 million, is a potential source of liquidity through loans sales or securitizations. The Bank also has a home equity portfolio of $236 million. Certain of these loans could also be packaged and securitized but the Bank has no current plans to do so.

Other uses of liquidity – At December 31, 2006, other potential uses of liquidity totaled $1.2 billion and included $947 million in commitments to extend credit, $16 million in residential mortgage commitments primarily for sale to the secondary market, and $234 million in letters of credit. At December 31, 2005, these amounts totaled $1.2 billion.

The Company entered into a stock redemption agreement (Redemption Agreement) on October 16, 1989, as amended June 30, 1993, pursuant to Section 303 of the Internal Revenue Code to pay death taxes and other related expenses of certain stockholders. Such redemptions may be subject to bank regulatory agency approvals or limited by debt covenant restrictions. During 2006, the Company redeemed 86,000 shares, at a cost of $2.6 million pursuant to the Redemption Agreement. At this level, regulatory approvals were not required and debt covenant limitations did not apply.

Capital Management

Total stockholders’ equity at December 31, 2006 was $400 million, an increase of $2 million or less than one percent from December 31, 2005. The increase in stockholders’ equity was primarily due to a $29 million increase in retained earnings and paid-in capital offset by a $32 million increase in treasury share balances.

AMCORE paid $18 million of cash dividends during 2006, which represent $0.74 per share, or a dividend payout ratio of 38.2%. This compares to $0.68 per share paid in 2005, which represented a payout ratio of 37.5%. The book value per share increased $0.75 per share to $16.81 at December 31, 2006, up from $16.06 at December 31, 2005.

In addition to the recently announced Repurchase Program and the Redemption Agreement, the Company does repurchase shares in open-market and private transactions in accordance with Exchange Act Rule 10b-18. These repurchases are used to replenish the Company’s treasury stock for re-issuances related to stock options and other employee benefit plans. Also repurchased are direct repurchases from participants related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. During 2006, the Company purchased 1.4 million shares in open-market and private transactions at an average price of $30.58 per share.

AMCORE has outstanding $41 million of capital securities through the Capital Trust. Of the $41 million, $40 million qualifies as Tier 1 capital for regulatory capital purposes, which is the $41 million reduced by the $1 million of common equity securities owned by the Company. Pursuant to regulations issued by the Federal Reserve Board, the capital securities are expected to continue to qualify as Tier 1 Capital. The Company has elected to call these securities in the first quarter of 2007. It is expected that a new series of capital trust securities will be issued. The Company has the capacity to issue, under regulatory guidelines, additional trust preferred securities that would qualify as Tier 1 Capital. During 2006, the Company issued fixed/floating rate junior subordinated debentures in the amount of $50 million. The debt qualifies as Tier 2 Capital for regulatory capital purposes. The Company has the capacity to issue, under regulatory guidelines, additional subordinated debt that would qualify as Tier 2 Capital.

As the following table indicates, AMCORE’s total risk-based capital, Tier 1 capital and leverage ratio all significantly exceed the regulatory minimums, as of December 31, 2006. As of the most recent notification from the Company’s regulators, the Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. See Note 20 of the Notes to Consolidated Financial Statements.

(Dollars in thousands)	December 31, 2006		December 31, 2005
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$535,776	11.62%	$470,989	11.11%
Total Capital Minimum	368,885	8.00%	339,276	8.00%

Amount in Excess of Regulatory Minimum	$166,891	3.62%	$131,713	3.11%

Tier 1 Capital (to Risk Weighted Assets)	$444,845	9.65%	$430,208	10.14%
Tier 1 Capital Minimum	184,443	4.00%	169,638	4.00%

Amount in Excess of Regulatory Minimum	$260,402	5.65%	$260,570	6.14%

Tier 1 Capital (to Average Assets)	$444,845	8.26%	$430,208	8.15%
Tier 1 Capital Minimum	215,546	4.00%	211,271	4.00%

Amount in Excess of Regulatory Minimum	$229,299	4.26%	$218,937	4.15%

Risk Weighted Assets	$4,611,068		$4,240,951

Average Assets	$5,388,653		$5,281,765

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As part of its normal operations, AMCORE is subject to interest-rate risk on the assets it invests in (primarily loans and securities) and the liabilities it funds with (primarily customer deposits, brokered deposits and borrowed funds), as well as its ability to manage such risk. Fluctuations in interest rates may result in changes in the fair market values of AMCORE’s financial instruments, cash flows and net interest income. Like most financial institutions, AMCORE has an exposure to changes in both short-term and long-term interest rates.

While AMCORE manages other risks in its normal course of operations, such as credit and liquidity risk, it considers interest-rate risk to be its most significant market risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of AMCORE’s business activities and operations. In addition, since AMCORE does not hold a trading portfolio, it is not exposed to significant market risk from trading activities. During 2006, there were no material changes in AMCORE’s primary market risk exposures. Based upon current expectations, no material changes are anticipated in the future in the types of market risks facing AMCORE.

Table 6 and Note 12 of the Notes to Consolidated Financial Statements summarize AMCORE’s market risk and interest sensitivity position as of December 31, 2006. The amounts and assumptions should not be relied upon as indicative of expected actual results since, like most financial institutions, AMCORE’s net income can be significantly influenced by external factors. These factors include, but are not limited to: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities re-price, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices and balance sheet growth. AMCORE’s asset and liability committee (ALCO) regularly review the assumptions being utilized in light of market conditions.

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

Based upon an immediate increase in interest rates of 100 basis points and no change in the slope of the yield curve, the potential decrease in pre-tax income for 2007 would be approximately 0.4% of base income. At the end of 2005, comparable assumptions would have resulted in a potential decrease in 2006 pre-tax income of 3.7%. Conversely, an immediate decrease in interest rates of 100 basis points and no change in the slope of the yield curve, and incorporating the potential impairment of mortgage servicing rights would result in a potential decrease in pre-tax income for 2007 of 7.9% of base forecasted pre-tax income. Subsequent to year end, an agreement was reached to sell the mortgage servicing right portfolio (OMSRs). In the scenario where rates decreased immediately, the resulting faster prepayment speeds would likely lead to an impairment of the OMSRs. This accounted for a large percentage of the potential decrease in pre-tax income in that scenario. Since an agreement was reached in the first quarter of 2007 to sell the OMSRs, the Bank’s risk to an immediate decrease in rates was substantially reduced. At the end of 2005, a similar decrease in rates would have resulted in a potential decrease in pre-tax income of 1.9%. This analysis assumes no growth in assets or liabilities and replacement of maturing instruments with like-kind instruments. During 2006, AMCORE changed its benchmark of net interest income to pre-tax income.

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

TABLE 1

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	Years Ended December 31,
	2006			2005			2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$1,120,828	$50,926	4.54%	$1,221,287	$55,943	4.58%	$1,196,510	$54,485	4.55%
Short-term investments	7,071	380	5.38%	8,841	304	3.44%	9,995	149	1.50%
Loans held for sale	22,843	1,220	5.34%	27,613	1,290	4.67%	45,939	2,334	5.08%

Loans:
Commercial	817,882	64,747	7.92%	773,728	50,998	6.59%	735,246	40,661	5.53%
Commercial real estate	2,236,353	170,389	7.62%	1,949,384	128,871	6.61%	1,517,891	84,648	5.58%
Residential real estate	489,110	33,420	6.83%	440,944	27,065	6.14%	396,321	22,402	5.65%
Consumer	314,818	22,286	7.08%	316,891	20,913	6.60%	478,894	32,089	6.70%

Total loans (1) (3)	$3,858,163	$290,842	7.54%	$3,480,947	$227,847	6.55%	$3,128,352	$179,800	5.75%

Total interest-earning assets	$5,008,905	$343,368	6.86%	$4,738,688	$285,384	6.02%	$4,380,796	$236,768	5.40%
Allowance for loan losses	(41,912)			(42,108)			(43,648)
Non-interest-earning assets	402,275			421,074			411,924

Total assets	$5,369,268			$5,117,654			$4,749,072

Liabilities and Stockholders’ Equity:
Interest bearing deposits	$1,771,301	$51,721	2.92%	$1,738,931	$34,103	1.96%	$1,408,340	$13,232	0.94%
Time deposits	1,225,364	50,542	4.12%	1,134,894	34,417	3.03%	1,118,405	28,718	2.57%

Total bank issued interest-bearing deposits	$2,996,665	$102,263	3.41%	$2,873,825	$68,520	2.38%	$2,526,745	$41,950	1.66%
Wholesale deposits	740,897	35,746	4.82%	619,104	23,303	3.76%	590,366	16,958	2.87%
Short-term borrowings	372,743	17,687	4.75%	514,711	16,869	3.28%	567,061	12,610	2.22%
Long-term borrowings	305,078	18,522	6.07%	166,837	10,283	6.16%	178,584	9,337	5.23%

Total interest-bearing liabilities	$4,415,383	$174,218	3.95%	$4,174,477	$118,975	2.85%	$3,862,756	$80,855	2.09%
Non-interest bearing deposits	487,264			485,296			449,126
Other liabilities	66,705			63,764			58,419
Realized Stockholders’ Equity	416,246			399,793			373,557
Other Comprehensive Loss	(16,330)			(5,676)			5,214

Total Liabilities & Stockholders’ Equity	$5,369,268			$5,117,654			$4,749,072

Net Interest Income (FTE)		$169,150			$166,409			$155,913

Net Interest Spread (FTE)			2.91%			3.17%			3.31%

Interest Rate Margin (FTE)			3.38%			3.51%			3.56%

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35%.
FTE adjustments totaled $4.2 million in 2006 , $4.8 million in 2005, and $4.3 million in 2004.
(2)	The average balances of the securities are based on amortized historical cost.
(3)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $3.1 million, $2.6 million, and $2.8 million for 2006, 2005, and 2004 respectively.

	Years Ended December 31,
	2006/2005			2005/2004
	Increase/(Decrease) Due to Change in		Total Net Increase (Decrease)	Increase/(Decrease) Due to Change in		Total Net Increase (Decrease)
	Average Volume	Average Rate		Average Volume	Average Rate
	(in thousands)
Interest Income:
Investment securities	$(4,568)	$(449)	$(5,017)	$1,134	$324	$1,458
Short-term investments	(70)	146	76	(19)	174	155
Loans held for sale	(240)	170	(70)	(869)	(175)	(1,044)

Loans:
Commercial	3,040	10,709	13,749	2,216	8,121	10,337
Commercial real estate	20,392	21,126	41,518	26,764	17,459	44,223
Residential real estate	3,118	3,237	6,355	2,645	2,018	4,663
Consumer	(138)	1,511	1,373	(10,699)	(477)	(11,176)

Total loans	26,251	36,744	62,995	21,526	26,521	48,047

Total Interest-Earning Assets	$16,930	$41,054	$57,984	$20,265	$28,351	$48,616

Interest Expense:
Interest bearing deposits	$646	$16,972	$17,618	$3,706	$17,165	$20,871
Time deposits	2,923	13,202	16,125	429	5,270	5,699

Total bank issued interest-bearing deposits	3,043	30,700	33,743	6,364	20,206	26,570
Wholesale deposits	5,115	7,328	12,443	861	5,484	6,345
Short-term borrowings	(5,447)	6,265	818	(1,254)	5,513	4,259
Long-term borrowings	8,395	(156)	8,239	(644)	1,590	946

Total Interest-Bearing Liabilities	$7,210	$48,033	$55,243	$6,923	$31,197	$38,120

Net Interest Income (FTE)	$9,720	$(6,979)	$2,741	$13,342	$(2,846)	$10,496

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

TABLE 2

ANALYSIS OF LOAN PORTFOLIO AND LOSS EXPERIENCE

	2006	2005	2004	2003	2002
	(dollars in thousands)
LOAN PORTFOLIO AT YEAR END:
Commercial, financial and agricultural	$798,168	$818,657	$764,339	$733,167	$760,950
Real estate-commercial	1,926,813	1,821,868	1,533,917	1,147,592	925,003
Real estate-residential	493,500	459,823	412,753	362,254	449,330
Real estate-construction	420,379	310,006	250,855	194,495	142,844
Installment and consumer	307,691	311,497	316,838	554,514	604,663
Direct lease financing	—	13	98	287	927

Gross loans	$3,946,551	$3,721,864	$3,278,800	$2,992,309	$2,883,717
Allowance for loan losses	(40,913)	(40,756)	(40,945)	(42,115)	(35,214)

Net Loans	$3,905,638	$3,681,108	$3,237,855	$2,950,194	$2,848,503

SUMMARY OF LOSS EXPERIENCE:
Allowance for loan losses, beginning of year	$40,756	$40,945	$42,115	$35,214	$33,940
Amounts charged-off:
Commercial, financial and agricultural	4,792	11,064	8,263	9,035	4,122
Real estate-commercial	2,965	240	2,902	1,382	1,493
Real estate-residential	664	1,012	614	1,154	934
Installment and consumer	6,096	5,354	6,527	7,884	6,142
Direct lease financing	7	91	12	124	397

Total Charge-offs	$14,524	$17,761	$18,318	$19,579	$13,088

Recoveries on amounts previously charged off:
Commercial, financial and agricultural	1,300	969	1,435	1,219	514
Real estate-commercial	356	231	176	617	125
Real estate-residential	436	192	176	14	106
Installment and consumer	2,469	1,700	1,907	1,114	1,026
Direct lease financing	—	—	2	6	17

Total Recoveries	$4,561	$3,092	$3,696	$2,970	$1,788

Net Charge-offs	$9,963	$14,669	$14,622	$16,609	$11,300
Provision charged to expense	10,120	15,194	15,530	24,917	12,574
Reductions due to sale of loans and other (1)	—	714	2,078	1,407	—

Allowance for Loan Losses, end of year	$40,913	$40,756	$40,945	$42,115	$35,214

RISK ELEMENTS:
Non-accrual loans	$30,048	$21,680	$30,148	$31,671	$32,535
Past due 90 days or more not included above	$2,315	$8,533	$1,848	$3,304	$3,555
Troubled debt restructuring	$12	$13	$14	$—	$3,327

RATIOS:
Allowance for loan losses to year-end loans	1.04%	1.10%	1.25%	1.41%	1.22%
Allowance to non-accrual loans	136.16%	187.99%	135.81%	132.98%	108.24%
Net charge-offs to average loans	0.26%	0.42%	0.47%	0.57%	0.42%
Recoveries to charge-offs	31.40%	17.41%	20.18%	15.17%	13.66%
Non-accrual loans to loans	0.76%	0.58%	0.92%	1.06%	1.13%

(1)	2005 includes estimated loss on unfunded commitments. See Note 15 of the Notes to Consolidated Financial Statements for further information.

The allocation of the allowance for loan and lease losses at December 31, was as follows:

	2006		2005		2004		2003		2002
	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
	(dollars in thousands)
Commercial, financial and agricultural	$19,546	20.2%	$17,584	22.0%	$17,076	23.3%	$17,697	24.5%	$15,470	26.4%
Real estate	4,169	72.0%	5,527	69.6%	8,068	67.0%	6,540	57.0%	4,881	52.6%
Installment and consumer	6,410	7.8%	6,436	8.4%	5,796	9.7%	7,529	18.5%	7,794	21.0%
Impaired loans	6,094	*	7,210	*	6,306	*	7,372	*	5,575	*
Unallocated	4,694	*	3,999	*	3,699	*	2,977	*	1,494	*

Total	$40,913	100.0%	$40,756	100.0%	$40,945	100.0%	$42,115	100.0%	$35,214	100.0%

*	Not applicable

TABLE 3

MATURITY AND INTEREST SENSITIVITY OF LOANS

	December 31, 2006
	Time Remaining to Maturity				Loans Due After One Year
	Due Within One Year	One To Five Years	After Five Years	Total	Fixed Interest Rate	Floating Interest Rate
	(in thousands)
Commercial, financial and agricultural	$488,743	$256,565	$52,860	$798,168	$197,474	$111,951
Real estate-construction	317,527	102,852	—	420,379	41,724	61,128

Total	$806,270	$359,417	$52,860	$1,218,547	$239,198	$173,079

TABLE 4

MATURITY OF SECURITIES

	December 31, 2006
	U.S. Treasury		Government Sponsored Enterprises (1)		States and Political Subdivisions (2)		Corporate Obligations and Other		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities Available for Sale (3):
One year or less	$4,964	3.01%	$—	—	$2,683	6.91%	$4,946	14.31%	$12,593	8.28%
After one through five years	—	—	19,588	3.80%	39,593	5.77%	—	—	59,181	5.12%
After five through ten years	—	—	—	—	46,771	5.92%	—	—	46,771	5.92%
After ten years	—	—	—	—	4,313	6.07%	24,807	4.36%	29,120	4.61%
Mortgage-backed and asset-backed securities (4)	—	—	741,949	4.22%	—	—	10,219	5.19%	752,168	4.23%

Total Securities Available for Sale	$4,964	3.01%	$761,537	4.20%	$93,360	5.90%	$39,972	5.80%	$899,833	4.44%

(1)	Includes U.S. Government agencies.
(2)	Yields were calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(3)	Amounts are reported at fair value. Yields were calculated based on amortized cost.
(4)	Includes $31.3 million of general obligations of FHLB and FNMA that are structured to have payment characteristics of a collateralized mortgage obligation security. Mortgage-backed and asset-backed security maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties. Therefore, these securities are not included within the maturity categories above.

The above schedule includes fair value of $24.8 million in equity investments which are included in the “corporate obligations and other” and the due “after ten years” classifications.

TABLE 5

MATURITY OF TIME DEPOSITS $100,000 OR MORE

	As of December 31, 2006
	Time Remaining to Maturity
	Due Within Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
	(in thousands)
Certificates of deposit	$206,703	$167,004	$205,185	$527,813	$1,106,705
Other time deposits	—	—	—	838	838

Total	$206,703	$167,004	$205,185	$528,651	$1,107,543

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

At December 31, 2006:	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(dollars in thousands)
Rate Sensitive Assets:
Fixed Interest Rate Loans	$518,518	$432,910	$354,555	$293,021	$271,826	$93,509	$1,964,339	$1,950,518
Average Interest Rate	6.46%	6.66%	6.91%	6.95%	7.39%	6.52%	6.79%
Variable Interest Rate Loans	1,186,761	298,769	144,969	109,108	113,735	128,870	1,982,212	1,983,684
Average Interest Rate	8.41%	8.02%	8.06%	8.00%	7.82%	7.98%	8.24%
Fixed Interest Rate Securities	240,931	182,979	110,500	116,992	77,097	188,506	917,005	899,449
Average Interest Rate	4.19%	3.97%	4.22%	4.13%	4.35%	4.34%	4.19%
Variable Interest Rate Securities	163	39	24	115	10	33	384	384
Average Interest Rate	4.74%	5.51%	5.51%	6.17%	5.51%	5.51%	5.38%
Other Interest Earning Assets	3,476	—	—	—	—	—	3,476	3,476
Average Interest Rate	4.75%	—	—	—	—	—	4.75%
Company Owned Life Insurance	26,917	26,917	26,917	26,917	26,915	—	134,583	134,583
Average Interest Rate	3.36%	3.36%	3.36%	3.36%	3.36%	—	3.36%
Rate Sensitive Liabilities:
Non-interest-bearing deposits	$180,809	$34,611	$31,304	$28,313	$268,033	$—	$543,070	$543,070
Interest-bearing demand deposits	1,353,178	91,231	145,829	36,728	248,618	—	1,875,584	1,875,584
Average Interest Rate	4.10%	1.89%	2.65%	0.55%	0.47%	—	3.33%
Time deposits	1,225,549	281,554	267,296	67,454	66,952	18,723	1,927,528	1,919,994
Average Interest Rate	4.69%	4.63%	4.97%	4.92%	4.86%	5.70%	4.74%
Fixed Interest Rate Borrowings	48,753	168,755	79,422	482	25,036	51,528	373,976	381,021
Average Interest Rate	8.51%	5.04%	5.17%	7.12%	4.32%	7.20%	5.77%
Variable Interest Rate Borrowings	104,783	—	—	—	—	—	104,783	104,783
Average Interest Rate	4.75%	—	—	—	—	—	4.75%
Deferred Compensation	14,623	—	—	—	—	—	14,623	14,590
Average Interest Rate	7.84%	—	—	—	—	—	7.84%

At December 31, 2006:	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(dollars in thousands)
Rate Sensitive Derivative Financial Instrument Notional Amounts:
Pay variable/received fixed swaps
Index: 6 mo. Libor—resets semi-annually
Average pay rate 5.13%/receive rate 5.15%	$10,000	$—	$—	$—	$—	$—	$10,000	$(1)
Index: 3 mo. Libor—resets quarterly
Average pay rate 5.14%/receive rate 5.15%	10,000	—	—	—	—	—	10,000	(3)
Average pay rate 5.28%/receive rate 4.35%	10,000	—	—	—	—	—	10,000	(49)
Average pay rate 5.57%/receive rate 4.40%	10,000	—	—	—	—	—	10,000	(63)
Average pay rate 5.31%/receive rate 5.00%	—	—	—	—	—	10,000	10,000	(201)
Average pay rate 5.36%/receive rate 5.64%	—	—	—	—	—	10,000	10,000	(140)
Average pay rate 5.36%/receive rate 4.25%	—	—	15,000	—	—	—	15,000	(328)
Average pay rate 5.31%/receive rate 4.13%	—	—	—	—	11,000	—	11,000	(484)
Average pay rate 5.94%/receive rate 5.00%	—	—	26,956	—	—	—	26,956	(510)
Average pay rate 5.91%/receive rate 4.00%	7,669	—	—	—	—	—	7,669	(107)
Average pay rate 5.84%/receive rate 5.00%	—	—	—	8,022	—	—	8,022	(164)
Pay fixed/received variable swaps
Index: 1 mo. Libor—resets monthly
Average pay rate 6.15%/receive rate 7.42%	—	—	—	—	—	3,890	3,890	190
Average pay rate 6.45%/receive rate 7.55%	—	—	—	—	—	1,601	1,601	72
Average pay rate 6.72%/receive rate 7.84%	—	—	—	—	10,873	—	10,873	294
Average pay rate 7.09%/receive rate 7.79%	—	—	—	—	—	1,381	1,381	30
Average pay rate 6.76%/receive rate 7.57%	—	—	—	—	—	2,151	2,151	65
Average pay rate 6.92%/receive rate 7.85%	—	—	—	—	—	622	622	19
Average pay rate 6.60%/receive rate 7.43%	—	—	—	—	—	2,075	2,075	48
Average pay rate 6.84%/receive rate 7.87%	—	—	—	6,549	—	—	6,549	131
Average pay rate 6.92%/receive rate 7.81%	—	—	—	—	—	3,598	3,598	131
Average pay rate 6.72%/receive rate 7.56%	—	—	—	—	—	377	377	8
Average pay rate 6.93%/receive rate 7.60%	—	—	—	—	—	749	749	19
Average pay rate 7.36%/receive rate 7.71%	—	—	—	—	—	498	498	1
Average pay rate 7.53%/receive rate 7.90%	—	—	—	—	—	1,550	1,550	8
Average pay rate 7.68%/receive rate 7.60%	—	—	—	—	—	1,499	1,499	(38)
Pay fixed/received variable forward rate lock
Index: 1 mo. Libor—resets monthly
Average pay rate 6.96%/receive Libor + 1.72%	—	—	—	—	—	1,750	1,750	(22)
Average pay rate 7.32%/receive Libor + 1.97%	—	—	—	—	—	2,700	2,700	(58)
Average pay rate 7.30%/receive Libor + 2.25%	—	—	—	—	—	1,897	1,897	1

At December 31, 2005:	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Rate Sensitive Assets:
Fixed Interest Rate Loans	$453,865	$315,714	$352,957	$257,391	$255,059	$103,101	$1,738,087	$1,718,666
Average Interest Rate	6.27%	6.35%	6.27%	6.51%	6.80%	6.13%	6.39%
Variable Interest Rate Loans	1,075,452	245,380	230,328	175,686	154,123	102,808	1,983,777	1,986,750
Average Interest Rate	7.51%	7.20%	7.06%	7.24%	6.85%	7.40%	7.34%
Fixed Interest Rate Securities	252,605	240,172	197,511	145,905	125,919	241,668	1,203,780	1,183,088
Average Interest Rate	4.07%	4.35%	4.38%	4.08%	4.18%	4.32%	4.24%
Variable Interest Rate Securities	161	45	27	17	11	35	296	296
Average Interest Rate	4.50%	5.27%	5.27%	5.27%	5.27%	5.27%	4.85%
Other Interest Earning Assets	5,713	—	—	—	—	—	5,713	5,713
Average Interest Rate	4.21%	—	—	—	—	—	4.21%
Company Owned Life Insurance	26,494	26,494	26,494	26,494	26,494	—	132,472	132,472
Average Interest Rate	5.58%	5.58	5.58	5.58	5.58	—	5.58%
Rate Sensitive Liabilities:
Non-interest-bearing deposits	$162,646	$58,117	$48,643	$40,741	$34,146	$180,582	$524,875	$524,875
Interest-bearing demand deposits	1,245,611	144,408	110,953	86,237	67,735	293,282	1,948,226	1,948,226
Average Interest Rate	3.07%	1.97%	1.89%	1.83%	1.77%	1.63%	2.60%
Time deposits	1,070,145	394,212	107,667	103,448	34,675	29,968	1,740,115	1,727,746
Average Interest Rate	3.36%	4.32%	4.15%	4.54%	4.52%	5.12%	3.75%
Fixed Interest Rate Borrowings	358,441	48,754	105,319	22	494	25,153	538,183	542,126
Average Interest Rate	4.36%	8.51%	4.92%	15.06%	7.11%	5.27%	4.89%
Variable Interest Rate Borrowings	120,881	—	—	—	—	—	120,881	120,881
Average Interest Rate	4.04%	—	—	—	—	—	4.04%
Deferred Compensation	14,758	—	—	—	—	—	14,758	14,723
Average Interest Rate	7.20%	—	—	—	—	—	7.20%

At December 31, 2005:	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

Rate Sensitive Derivative Financial Instrument Notional Amounts:
Pay variable/received fixed swaps
Index: 6 mo. Libor—resets semi-annually
Average pay rate 3.87%/receive rate 5.15%	$—	$10,000	$—	$—	$—	$—	$10,000	$75
Index: 3 mo. Libor—resets quarterly
Average pay rate 4.30%/receive rate 5.15%	—	10,000	—	—	—	—	10,000	62
Average pay rate 3.96%/receive rate 4.35%	—	10,000	—	—	—	—	10,000	(56)
Average pay rate 4.35%/receive rate 4.40%	—	10,000	—	—	—	—	10,000	(92)
Average pay rate 4.44%/receive rate 5.00%	—	—	—	—	—	10,000	10,000	(193)
Average pay rate 4.48%/receive rate 5.53%	—	—	—	—	—	10,000	10,000	(172)
Average pay rate 4.53%/receive rate 4.25%	—	—	—	15,000	—	—	15,000	(352)
Average pay rate 4.16%/receive rate 4.13%	—	—	—	—	—	11,000	11,000	(498)
Average pay rate 4.72%/receive rate 5.00%	—	—	—	26,956	—	—	26,956	(535)
Average pay rate 5.05%/receive rate 4.00%	—	7,669	—	—	—	—	7,669	(176)
Average pay rate 4.72%/receive rate 5.00%	—	—	—	—	8,022	—	8,022	(170)
Index: 1 mo. Libor – resets monthly
Average pay rate 6.60%/receive rate 5.14%	—	—	34,000	—	—	—	34,000	(1,242)
Average pay rate 6.50%/receive rate 4.99%	—	—	40,000	—	—	—	40,000	(1,432)
Pay fixed/received variable swaps
Index: 1 mo. Libor—resets monthly
Average pay rate 6.15%/receive rate 6.36%	—	—	—	—	—	4,012	4,012	165
Average pay rate 6.45%/receive rate 6.49%	—	—	—	—	—	1,682	1,682	57
Average pay rate 6.72%/receive rate 6.78%	—	—	—	—	—	11,395	11,395	252
Average pay rate 7.09%/receive rate 6.73%	—	—	—	—	—	1,405	1,405	13
Average pay rate 6.76%/receive rate 6.51%	—	—	—	—	—	2,251	2,251	39
Average pay rate 6.92%/receive rate 6.79%	—	—	—	—	—	651	651	13
Average pay rate 6.60%/receive rate 6.37%	—	—	—	—	—	2,112	2,112	29
Average pay rate 6.84%/receive rate 6.81%	—	—	—	—	6,657	—	6,657	107
Average pay rate 6.92%/receive rate 6.75%	—	—	—	—	—	3,657	3,657	87
Average pay rate 6.72%/receive rate 6.50%	—	—	—	—	—	408	408	5
Average pay rate 6.93%/receive rate 6.54%	—	—	—	—	—	761	761	7
Average pay rate 7.36%/receive rate 6.65%	—	—	—	—	—	510	510	(7)
Pay fixed/received variable forward rate lock
Index: 1 mo. Libor—resets monthly
Average pay rate 6.94%/receive Libor + 1.72%	—	—	—	—	—	1,750	1,750	(48)

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

			December 31, 2006	December 31, 2005
			(in thousands, except share data)
	ASSETS
	Cash and cash equivalents		$146,060	$144,350
	Interest earning deposits in banks and fed funds sold		3,476	5,713
	Loans held for sale		13,818	24,138
	Securities available for sale, at fair value		899,833	1,183,384
	Gross loans		3,946,551	3,721,864
	Allowance for loan losses		(40,913)	(40,756)

	Net loans		$3,905,638	$3,681,108
	Company owned life insurance		134,583	132,472
	Premises and equipment, net		91,561	84,818
	Goodwill		6,148	6,148
	Foreclosed real estate, net		1,247	621
	Other assets		90,019	82,150

	Total Assets		$5,292,383	$5,344,902

	LIABILITIES
	Deposits:
	Non-interest bearing deposits		$543,070	$524,875
	Interest bearing deposits		1,801,335	1,873,274
	Time deposits		1,204,908	1,188,337

	Total bank issued deposits		$3,549,313	$3,586,486
	Wholesale deposits		796,869	626,730

	Total deposits		$4,346,182	$4,213,216
	Short-term borrowings		136,747	489,334
	Long-term borrowings		342,012	169,730
	Other liabilities		67,396	74,105

	Total Liabilities		$4,892,337	$4,946,385

	STOCKHOLDERS’ EQUITY
	Preferred stock, $1 par value; authorized 10,000,000 shares; none issued		$—	$—
	Common stock, $0.22 par value; authorized 45,000,000 shares;

	December 31, 2006	December 31, 2005
Issued	29,972,232	29,938,942
Outstanding	23,792,320	24,810,703	6,660	6,652
Treasury stock	6,179,912	5,128,239	(136,413)	(104,240)
	Additional paid-in capital		76,452	74,110
	Retained earnings		464,316	435,113
	Deferred compensation		—	(294)
	Accumulated other comprehensive loss		(10,969)	(12,824)

	Total Stockholders’ Equity		$400,046	$398,517

	Total Liabilities and Stockholders’ Equity		$5,292,383	$5,344,902

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2006	2005	2004
INTEREST INCOME
Interest and fees on loans	$290,149	$227,124	$179,250
Interest on securities:
Taxable	40,929	44,366	43,693
Tax-exempt	6,498	7,525	7,015

Total Income on Securities	$47,427	$51,891	$50,708

Interest on federal funds sold and other short-term investments	241	261	131
Interest and fees on loans held for sale	1,220	1,290	2,334
Interest on deposits in banks	139	43	18

Total Interest Income	$339,176	$280,609	$232,441

INTEREST EXPENSE
Interest on deposits	$138,009	$91,823	$58,908
Interest on short-term borrowings	17,687	16,869	12,610
Interest on long-term borrowings	18,522	10,283	9,337

Total Interest Expense	$174,218	$118,975	$80,855

Net Interest Income	164,958	161,634	151,586
Provision for loan losses	10,120	15,194	15,530

Net Interest Income After Provision for Loan Losses	$154,838	$146,440	$136,056

NON-INTEREST INCOME
Investment management and trust income	$16,200	$15,095	$16,062
Service charges on deposits	25,622	23,545	20,050
Mortgage banking income	3,917	4,071	5,102
Company owned life insurance income	7,891	5,415	5,739
Brokerage commission income	3,146	2,819	3,112
Bankcard fee income	6,225	4,882	4,128
Gain on sale of loans	576	864	2,462
Other	11,745	8,727	5,874

Non-Interest Income, Excluding Net Security (Losses) Gains	$75,322	$65,418	$62,529
Net security gains	267	995	3,385

Total Non-Interest Income	$75,589	$66,413	$65,914

OPERATING EXPENSES
Compensation expense	$78,651	$69,315	$66,919
Employee benefits	19,239	16,984	16,495
Net occupancy expense	11,443	11,367	9,665
Equipment expense	9,448	10,450	9,198
Data processing expense	2,998	2,360	1,929
Professional fees	9,317	4,002	3,840
Communication expense	5,088	4,716	4,511
Advertising and business development	7,409	6,530	5,990
Other	21,772	19,641	18,760

Total Operating Expenses	$165,365	$145,365	$137,307

Income from continuing operations before income taxes	$65,062	$67,488	$64,663
Income taxes	18,035	19,501	18,632

Income from continuing operations	$47,027	$47,987	$46,031

Discontinued operations:
(Loss) Income from discontinued operations	$(131)	707	$(629)
Income tax (benefit) expense	(379)	3,753	(294)

Income (loss) from discontinued operations	$248	$(3,046)	$(335)

Net Income	$47,275	$44,941	$45,696

EARNINGS PER COMMON SHARE
Basic: Income from continuing operations	$1.92	$1.93	$1.84
Income(loss) from discontinued operations	0.01	(0.12)	(0.01)

NetIncome	$1.93	$1.81	$1.83

Diluted:Income from continuing operations	$1.91	$1.91	$1.82
Income(loss) from discontinued operations	0.01	(0.12)	(0.01)

NetIncome	$1.92	$1.79	$1.81

DIVIDENDS PER COMMON SHARE	$0.74	$0.68	$0.68

AVERAGE COMMON SHARES OUTSTANDING
Basic	24,466	24,814	24,955
Diluted	24,562	25,087	25,251

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except share data)
Balance at December 31, 2003	$6,625	$(91,812)	$73,862	$378,305	$(353)	$8,957	$375,584

Comprehensive Income (Loss):
Net Income	—	—	—	45,696	—	—	45,696
Reclassification of gains on hedging activities to earnings	—	—	—	—	—	(970)	(970)
Income tax effect related to items of other comprehensive income	—	—	—	—		378	378

Net effect of hedging activities	—	—	—	—	—	(592)	(592)

Net unrealized holding losses on securities available for sale arising during the period	—	—	—	—	—	(7,050)	(7,050)
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(3,385)	(3,385)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	3,963	3,963

Net unrealized losses on securities available for sale	—	—	—	—	—	(6,472)	(6,472)

Comprehensive Income (Loss)	—	—	—	45,696	—	(7,064)	38,632

Cash dividends on common stock-$0.68 per share	—	—	—	(16,956)	—	—	(16,956)
Purchase of 862,873 shares for the treasury	—	(24,847)	—	—	—	—	(24,847)
Deferred compensation and other	3	—	162	—	170	—	335
Reissuance of 530,106 treasury shares for incentive plans	—	13,827	(1,335)	—	(90)	—	12,402
Issuance of 67,372 common shares for Employee Stock Plan	15	—	1,413	—	—	—	1,428

Balance at December 31, 2004	$6,643	$(102,832)	$74,102	$407,045	$(273)	$1,893	$386,578

Comprehensive Income (Loss):
Net Income	—	—	—	44,941	—	—	44,941
Net unrealized holding losses on securities available for sale arising during the period	—	—	—	—	—	(22,771)	(22,771)
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(995)	(995)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	9,049	9,049

Net unrealized losses on securities available for sale	—	—	—	—	—	(14,717)	(14,717)

Comprehensive Income (Loss)	—	—	—	44,941	—	(14,717)	30,224

Cash dividends on common stock-$0.68 per share	—	—		(16,873)	—		(16,873)
Purchase of 256,196 shares for the treasury	—	(7,702)	—	—	—	—	(7,702)
Deferred compensation and other	1	—	703	—	199	—	903
Reissuance of 211,280 treasury shares for incentive plans	—	6,294	(1,525)	—	(220)	—	4,549
Issuance of 34,874 common shares for Employee Stock Plan	8	—	830	—	—	—	838

Balance at December 31, 2005	$6,652	$(104,240)	$74,110	$435,113	$(294)	$(12,824)	$398,517

Comprehensive Income (Loss):
Net Income	—	—	—	47,275	—	—	47,275
Net unrealized holding gains on securities available for sale arising during the period	—	—	—	—	—	3,403	3,403
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(267)	(267)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	(1,205)	(1,205)

Net unrealized gains on securities available for sale	—	—	—	—	—	1,931	1,931

Comprehensive Income	—	—	—	47,275	—	1,931	49,206

Cash dividends on common stock-$0.74 per share	—	—	—	(18,072)	—	—	(18,072)
Purchase of 1,316,124 shares for the treasury	—	(40,244)	—	—	—	—	(40,244)
Deferred compensation and other	—	—	144	—	—	—	144
Pension obligation adjustment						(76)	(76)
Stock-based compensation	—	—	2,967	—	—	—	2,967
Reclassification upon adoption of SFAS No. 123R	—	—	342	—	294	—	636
Reissuance of 264,451 treasury shares for incentive plans	—	8,071	(1,939)	—	—	—	6,132
Issuance of 33,290 common shares for Employee Stock Plan	8	—	828	—	—	—	836

Balance at December 31, 2006	$6,660	$(136,413)	$76,452	$464,316	$—	$(10,969)	$400,046

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Cash Flows From Operating Activities
Net income	$47,275	$44,941	$45,696
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	7,371	8,701	7,751
Amortization and accretion of securities, net	1,523	1,830	3,628
Stock-based compensation expense	2,977	—	—
Tax benefit on exercise of stock options	845	877	1,491
Excess tax benefits from stock-based compensation	(792)	—	—
Provision for loan losses	10,120	15,194	15,530
Company owned life insurance income, net of claims	(5,072)	(5,415)	(5,002)
Net gain on sale of discontinued operations	—	(753)	—
Net securities gains	(267)	(995)	(3,385)
Net gain on sale of loans	(576)	(864)	(2,462)
Net gain on sale of mortgage loans held for sale	(1,582)	(2,524)	(2,326)
Originations of mortgage loans held for sale	(309,270)	(340,767)	(392,889)
Proceeds from sales of mortgage loans held for sale	321,172	349,995	397,485
Deferred income tax expense (benefit)	(625)	2,754	1,152
Decrease (increase) in other assets	(3,712)	1,812	5,471
Increase (decrease) in other liabilities	(4,605)	8,598	13,168

Net cash provided by operating activities	$64,782	$83,384	$85,308

Cash Flows From Investing Activities
Proceeds from maturities of securities available for sale	$208,649	$213,072	$236,808
Proceeds from sales of securities available for sale	157,284	54,107	81,541
Purchase of securities available for sale	(80,501)	(225,914)	(397,877)
Net (increase) decrease in federal funds sold and other short-term investments	5,200	(4,950)	(250)
Net (increase) decrease in interest earning deposits in banks	(2,963)	(402)	1,635
Net increase in loans	(253,022)	(472,223)	(469,469)
Proceeds from the sale of loans	11,963	10,371	164,111
Proceeds from the sale of subsidiary	—	10,000	—
Proceeds from (investment in) company owned life insurance	2,961	(3,314)	(2,266)
Premises and equipment expenditures, net	(14,088)	(8,239)	(20,654)
Proceeds from the sale of foreclosed real estate	1,595	6,672	3,924

Net cash provided by (used in) investing activities	$37,078	$(420,820)	$(402,497)

Cash Flows From Financing Activities
Net increase in non-interest-bearing demand deposits	$18,195	$45,796	$41,575
Net (decrease) increase in interest-bearing demand deposits	(71,939)	352,892	158,584
Net increase in time deposits	16,571	74,404	31,320
Net increase in wholesale deposits	170,139	5,433	127,375
Net decrease in short-term borrowings	(360,115)	(116,546)	(3,082)
Proceeds from long-term borrowings	294,400	22,800	—
Payment of long-term borrowings	(116,000)	—	(12)
Dividends paid	(18,072)	(16,873)	(16,956)
Issuance of common shares for employee stock plan	836	838	1,428
Reissuance of treasury shares for incentive plans	5,287	3,672	10,911
Excess tax benefits from stock-based compensation	792	—	—
Purchase of shares for treasury	(40,244)	(7,702)	(24,847)

Net cash (used in) provided by financing activities	$(100,150)	$364,714	$326,296

Net change in cash and cash equivalents	$1,710	$27,278	$9,107
Cash and cash equivalents:
Beginning of year	144,350	117,072	107,965

End of year	$146,060	$144,350	$117,072

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$131,817	$89,283	$57,859
Interest paid on borrowings	35,621	26,619	23,235
Income tax payments	20,266	16,087	11,335
Non-Cash Investing and Financing
Foreclosed real estate—acquired in settlement of loans	2,201	2,401	4,163
Transfer current portion of long-term borrowings to short-term borrowings	7,528	16,722	35,177
Capitalized interest	257	101	145
Reduction in goodwill due to sale of subsidiary	—	9,427	—
De-consolidation of AMCORE Capital Trust I—increases in assets and liabilities	—	—	16,238
Transfer of loans to held for sale loans	—	—	75,000

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of AMCORE Financial, Inc. and subsidiaries (Company) conform to U.S. generally accepted accounting principles in all material respects. The preparation of Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates.

Description of the Business

The Company is a bank holding company headquartered in Rockford, Illinois, and conducts its principal business activities at locations within northern Illinois and southern Wisconsin. The primary business of the Company is the extension of credit and the collection of deposits with commercial and industrial, agricultural, real estate and consumer loan customers throughout northern Illinois and south central Wisconsin conducted through its banking subsidiary (Bank). The Bank also offers products and services through its mortgage-banking segment. Although the Company strives to maintain a diversified loan portfolio, adverse changes in the local economies or in the commercial real estate markets could have a direct impact on the credit risk in the portfolio.

The Company also offers a variety of financial products and services through its financial services subsidiaries. These include personal and employee benefit trust administration for individuals, estates and corporations, brokerage, and credit life and accident and health insurance in conjunction with the lending activities of the Bank.

Significant Accounting Policies

Principles of Consolidation. The financial statements include the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation. The operating results for Investors Management Group, Ltd. (IMG) have been reclassified and shown as discontinued operations on the Statements of Income and in the Notes to the Consolidated Financial Statements for all periods presented. This includes the effect of the sale of IMG and the transition of Vintage equity funds. See Note 2 for additional information.

Cash and Cash Equivalents. For purposes of reporting cash flows, the Company considers cash on hand, amounts due from banks, and cash items in process of clearing to be cash and cash equivalents. Cash flows for federal funds sold and other short-term investments, interest-earning deposits in banks, loans, demand deposits and savings accounts, time deposits and short-term borrowings are each reported net.

Loans Held for Sale. Loans originated and intended for sale in the secondary market are recorded at the lower of cost or fair value in the aggregate. The Bank routinely engages in forward sales contracts on mortgage loans originated and held for sale into the secondary market in order to minimize its risk of loss between the time the loan is originated and the time it is sold. Mortgage loans subject to a forward contract are marked-to-market pursuant to Statement of Financial Accounting Standards (SFAS) No. 133. See discussion under Derivative Financial Instruments and Hedge Activities later in this note. Gains and losses on the sale of loans are included in mortgage banking income.

Securities and Other Investments. Debt securities can be classified into three categories: held to maturity, trading, and available for sale. Securities for which the Company has the positive intent and the ability to hold to maturity are classified as held to maturity and reported at amortized cost. Securities bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Securities that are not classified as either held to maturity or trading are classified as available for sale, and are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated Other Comprehensive Income (OCI) until realized. The interest method is used for the amortization and accretion of premiums and discounts. The objective of the interest method is to measure periodic interest income at a constant effective yield. The cost of securities sold is determined on a specific identification method. There were no held to maturity or trading securities outstanding during 2006 or 2005.

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

Loans and Allowance for Loan Losses. Loans that management has the ability and intent to hold for the foreseeable future are recorded at the amount advanced to the borrower plus certain costs incurred by the Company to originate the loan, less certain origination fees that are collected from the borrower. The carrying amount of loans is reduced as principal payments are made. Payments made by the borrower are allocated between interest income and principal payment based upon the outstanding principal amount and the contractual rate of interest. The carrying amount is further adjusted to reflect amortization of the origination costs, net of origination fees. These items are amortized over the expected life of the loan using methods that approximate a constant effective yield.

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

The accrual of interest income is generally discontinued (Non-Accrual Status) when management believes that collection of principal and/or interest is doubtful. Generally, loans that are not well secured and in the process of collection are placed in Non-Accrual Status when payment becomes past due for more than 90 days except for residential real estate loans which are placed on Non-Accrual Status at 120 days past due. Payments received from the borrower after a loan is placed on Non-Accrual Status are applied to reduce the principal balance of the loan until such time that collectability of remaining principal and interest is no longer doubtful. Unpaid interest that has previously been recorded as income is written-off, as described above, when a loan is placed on Non-Accrual Status. The outstanding loan balance is written-off against the Allowance when management determines that probability of collection of principal will not occur.

Bank and Company Owned Life Insurance (COLI). The Company has purchased life insurance coverage for certain officers. Premiums paid for the policies, net of any charges that would not be recoverable upon surrender of the policies, are recorded as assets on the Consolidated Balance Sheets. Increases or decreases in cash surrender value (other than proceeds from death benefits) are recorded as other income. Proceeds from the death of an insured first reduce the cash surrender value attributable to the individual policy with any additional proceeds recorded as other income in the period of death.

Premises and Equipment. Premises and equipment including leasehold improvements are stated at cost less accumulated depreciation and amortization. Capitalized leases are recorded at the present value of minimum lease payments over the life of the lease (limited to the fair value of the property at the inception of the lease) less accumulated amortization. Depreciation is computed principally on the straight-line method over the estimated useful life of the assets. Leasehold improvements and capitalized leases are amortized straight-line over the lesser of their respective lease terms or useful lives. Rent expense for operating leases that include scheduled rent increases or rent holidays are recognized straight-line over the lease term, including the rent holiday period. Rent expense for operating leases that do not include scheduled rent increases or rent holidays are recognized in accordance with their contractual terms. See Note 5 for additional information.

Intangible Assets. Certain intangible assets, such as goodwill, have arisen from the purchase of subsidiaries. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but must be tested at least annually for impairment. See discussion under Impairment of Long-Lived Assets later in this note.

Foreclosed Real Estate. Foreclosed real estate comprises real properties acquired in partial or full satisfaction of loans. These properties are carried as other assets at the lower of cost or fair value less estimated costs to sell the properties. When the property is acquired through foreclosure, any excess of the related loan balance over the fair value less expected selling expenses, is charged against the Allowance. Subsequent declines in value or losses and gains upon sale, if any, are charged or credited to other operating expense.

Mortgage Servicing Rights. The Company recognizes as separate assets the rights to service mortgage loans for others. Mortgage servicing rights that are retained when mortgage loans are sold are recorded by allocating the previous carrying amount of the sold loan between the servicing rights retained and the loans that are sold to a third-party. This allocation is based upon the relative fair values of the mortgage servicing rights and the loans sold. Because it is retained as an asset, the amount allocated to mortgage servicing rights will have a favorable impact on the amount of gain or loss that is recognized on the sale of the loans.

The mortgage servicing rights asset is amortized in proportion to the principal amortization of the underlying loan portfolios that are being serviced. Amortization of the servicing rights asset will reduce the amount of income that is recorded in the respective period from the servicing of the mortgage loans.

At the close of each reporting period, the Company re-evaluates the fair value of its remaining mortgage servicing rights assets. The amount that the carrying amount of mortgage servicing rights exceeds the estimate of fair value is charged against earnings for the period. Rather than directly reducing the carrying amount of the servicing rights asset, a valuation allowance is established for the same amount as the charge against earnings. In subsequent reporting periods, depending upon current estimates of fair value, the valuation allowance may be reversed. The reversal is limited to the remaining amount of the valuation allowance and will result in an increase in earnings.

The periodic re-evaluation of fair value is based upon current estimates of the present value of remaining net servicing cash flows that incorporate numerous assumptions including the cost of servicing the loans, discount rates, prepayment rates and default rates. This re-evaluation is performed by stratifying mortgage servicing rights assets into pools based upon loan type and investor. Valuation allowances are recorded for each defined pool, as applicable. Valuation allowances required for one pool cannot be offset by the amount that the fair value of other pools exceed its carrying amount. See Note 7 for additional information.

Loan Securitization and Sales of Receivables. The Company has sold receivables in securitizations of automobile loans, at which time the net carrying amount of the loans were removed from the balance sheet, and certain retained residual interests were recorded. The retained interests include rights to service the loans that are sold (the “Servicing Rights”) and an interest in residual cash flows (the “Interest Only Strip”). The Interest Only Strip includes the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the “Excess Spread”) plus an interest in sales proceeds that are not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the “Credit Enhancement” or “Overcollateralization”). The carrying value of the loans removed from the balance sheet include the unpaid principal balance of the loans, net of an allocable portion of the Allowance for Loan Losses, minus the portion of the carrying value of the loans that are allocated to the retained residual interests. These allocations are based upon the relative fair values of the retained residual interests and the loans sold. Because they are retained assets, the amount allocated and recorded for the residual interests have a favorable impact on the amount of gain or loss that is recognized on the sale of the loans.

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

Because the Company’s retained residual interests are subordinated to the interests of securitization investors and the trust agent, there is risk that the carrying value of the Interest Only Strip will not be fully recovered, resulting in a loss charged to earnings. These include risk the asset will have a shorter life than originally estimated (prepayment risk), that actual credit losses may exceed expected credit losses (credit risk) and that interest paid to the securitization trust and investors will be greater than projected (interest rate risk). The Company’s exposure due to credit and prepayment risks is limited to its interest in the Interest Only Strip. Neither the investors nor the securitization trust have any other recourse to the Company. Exposure due to interest rate risk could create losses exceeding the Company’s interest in the Excess Spread, but such a possibility is not considered probable as of December 31, 2006. At the close of each reporting period, the fair values of the Interest Only Strips are re-evaluated based upon current estimates and assumptions of the net present value of residual future cash flows net of remaining expected credit losses and anticipated refunds of Overcollateralization. Changes in fair value are generally recorded net of tax as a component of OCI. If this re-evaluation results in fair values that are less than the amortized carrying value of the Interest Only Strip, and if the decline is considered other than temporary, in accordance with Emerging Issues Task Force (EITF) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets”, the decline is charged against earnings for the current period. Finally, each reporting period, new Interest Only Strip amortization schedules are developed based upon current estimates, assumptions, adjusted carrying values and revised constant yields. See Note 8 for additional information.

Impairment of Long-Lived Assets. Long-lived assets including goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized by a reduction to the carrying amount of the asset, thus establishing a new cost basis, with an offsetting charge to expense.

Goodwill is tested for impairment annually and on an interim basis whenever events or changes in circumstances indicate that it is more-likely-than-not that goodwill has been impaired. The annual impairment testing is a two-step process during which each reporting unit is evaluated separately. The reporting units are the same as the segments listed in Note 18. In the first step, a determination is made whether or not the fair value of the reporting unit is greater than it’s carrying (book) value. If not, in the second step, the fair value of individual assets are evaluated to determine whether or not market value assigned to goodwill is less than carrying value, in which case a charge to earnings would be required for the amount of the deficiency. For all segments, the fair value of the reporting unit has been greater than the carrying value at each annual testing date. As a result, step two has not been necessary and no impairment loss has been recognized. There have been no events or circumstances that have occurred that would have required an interim evaluation. At December 31, 2006 and 2005, the Company had $6.1 million of goodwill. See Note 2 and Note 6 for additional information.

Trust and Managed Assets. Assets that are held by subsidiaries in a fiduciary or agency capacity are not included in the consolidated financial statements as they are not assets of the Company. The total assets either administered or managed by the Company at December 31, 2006 and 2005 were $2.7 billion and $2.6 billion, respectively.

Derivative Financial Instruments and Hedging Activities. The Company periodically uses certain financial instruments, called derivatives, to help manage (Hedge) its risk or exposure to changes in interest rates and in conjunction with its mortgage banking operations. The types of derivatives currently used are interest rate swaps (“Interest Rate Derivatives”), mortgage loan commitments and forward contracts. Interest Rate Derivatives are contracts with a third party (the “Counter-party) to exchange interest payment streams based upon an assumed principal amount (the “Notional Principal Amount”). The Notional Principal Amount is not advanced to/from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams.

The Company has used Interest Rate Derivatives to convert fixed-rate assets and liabilities (“Hedged Items”) to floating-rate assets or liabilities. This is typically done when a fixed-rate liability has been incurred to fund a variable-rate loan or investment or when a commercial customer requires a long-term fixed-rate loan. The Interest Rate Derivative has the effect of matching the interest rate risk on the funding with the interest rate risk on the loans or investment or of eliminating the long-term interest rate risk, respectively. These types of Hedges are considered fair value Hedges. Interest rate swaps have also been used by the Company to convert assets and liabilities with variable-rate cash flows (“hedged Items”) to assets and liabilities with fixed-rate cash flows. Under this arrangement, the Company receives payments from or makes payments to the Counter-party at a specified floating-rate index that is applied to the Notional Principal Amount. This periodic receipt or payment essentially offsets floating-rate interest payments that the Company makes to its depositors or lenders or receives from its loan customers. In exchange for the receipts from or payments to the Counter-party, the Company makes payments to or receives a payment from the Counter-party at a specified fixed-rate that is applied to the Notional Principal Amount. Thus, what was a floating rate obligation or a floating rate asset before entering into the derivative arrangement is transformed into a fixed rate obligation or asset. These types of Hedges are considered cash flow Hedges.

All derivatives are recognized at fair value in the Consolidated Balance Sheets. Changes in fair value for derivatives that are not Hedges as defined by U.S. generally accepted accounting principles are recognized in the Consolidated Statements of Income (Income Statement) as they arise. If the derivative qualifies for hedge accounting, depending on the nature of the Hedge, changes in the fair value of the derivative are either offset in the Income Statement or recorded as a component of other comprehensive income (OCI) in the Consolidated Statements of Stockholders’ Equity. If the derivative is designated as a fair value Hedge, the changes in the fair value of the derivative net of the changes in fair value of the Hedged item attributable to the Hedged risk are recognized in the Income Statement. To the extent that fair value Hedges are highly effective, changes in the fair value of the derivatives will largely be offset by changes in the fair values of the Hedged items. If the derivative is designated as a cash flow Hedge, changes in the fair value due to the passage of time (Time Value) are excluded from the assessment of Hedge effectiveness and therefore flow through the Income Statement for each period. The effective portion of the remaining changes in the fair value of the derivative (Intrinsic Value) are recorded in OCI and are subsequently recognized in the Income Statement when the Hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow Hedges are recognized in the Income Statement. Hedge ineffectiveness is caused when the change in expected future cash flows or fair value of a Hedged item does not exactly offset the change in the future expected cash flows or fair value of the derivative instrument, and is generally due to differences in the interest rate indices or interest rate reset dates.

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

Complete offsets in cash flows or fair values are assumed, and no ineffectiveness is recognized in earnings, for Hedges that meet “shortcut” accounting criteria. Shortcut accounting requires, among other things, that all of the critical terms of the derivative and the Hedged Item are the same. Hedges that qualified for shortcut accounting at inception of the Hedge are monitored on a quarterly basis to verify that there have been no changes in the derivative or the Hedged Item that would invalidate this conclusion.

Hedges that do not qualify for “shortcut” accounting require a statistical analysis for the Prospective Consideration of expected Hedge effectiveness and calculations of actual dollar offsets for the Retrospective Evaluation of Hedge effectiveness. In those instances where exact offset is not achieved, the difference (ineffectiveness) is recognized in earnings for the period. These assessments are performed quarterly using the defined and documented methodology consistently throughout the period of the respective Hedge.

Fees paid or received on derivative financial contracts and gains or losses on sales or terminations of derivative contracts are amortized over their contractual life as a component of the interest reported on the asset or liability Hedged. See Note 11 for additional information.

Stock-Based Employee Compensation Plans. The Company has stock-based employee compensation plans, which are described more fully in Note 13.

Prior to 2006, the Company accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, according to the intrinsic value method for all periods presented. No stock-based employee compensation cost was reflected in net income because all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the options had no intrinsic value at the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payment.” Under this accounting standard, companies are no longer permitted to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the Consolidated Statements of Income.

Upon adoption of SFAS No. 123R, the Company adopted the “modified prospective” transition method. Accordingly, the Company has not restated prior period results to reflect the impact of SFAS No. 123R. Under this transition method, compensation cost is recognized for all share-based payments granted subsequent to the effective date and for all awards granted, but not yet vested, prior to the effective date.

Legal and Other Contingencies. The Company recognizes as an expense legal and other contingencies when, based upon available information, it is probable that a liability has been incurred and the amount or range of amounts can be reasonably estimated. See Note 15 for additional information.

Income Taxes. Deferred taxes are provided on the asset/liability method whereby net operating losses, tax credit carryforwards, and deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. See Note 16 for additional information.

Earnings Per Share. Basic earnings per share is based on dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur if stock options granted pursuant to incentive stock option plans were exercised or converted into common stock, based on the treasury stock method, and any shares contingently issuable, that then shared in the earnings of the Company. See Note 17 for additional information.

Segment Information. The Company discloses operating segments based on the “management” approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. See Note 18 for additional information.

Reclassifications. Certain prior year amounts may be reclassified to conform to the current year presentation.

New Accounting Standards

Defined Benefit Pension and Other Postretirement Plans. In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. The standard requires companies to recognize the funded status of benefit plans in its statement of financial position, recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. This standard was effective as of the end of the fiscal year ending after December 15, 2006, with the exception of the measurement date of plan assets and obligations, which is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 158 did not have a material effect on the Company’s Consolidated Financial Statements. The Company already measures its defined benefit assets and obligations as of the date of its year-end statement of financial position. See Note 14 for additional information.

Quantifying and Assessing Materiality of Misstatements. In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, which provides guidance on the effects of the accumulation of prior year misstatements in quantifying current year misstatements and for assessing materiality. The guidance is intended to eliminate diversity in practice by requiring that materiality for a current year misstatement be assessed by considering both the cumulative amount (iron curtain) and current year change (rollover) resulting from the misstatement. The Company’s evaluation of SAB No. 108 resulted in no impact on the Company’s consolidated financial position or results of operations.

Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. This Statement is effective, on a prospective basis, for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 on January 1, 2006 did not affect the Company’s financial position or results of operation.

Stock-Based Compensation. SFAS No. 123R, “Share-Based Payment” was issued in December 2004 and requires compensation cost relating to share-based payment transactions be recognized in the Consolidated Financial Statements for periods beginning after December 15, 2005. Companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the Consolidated Statements of Income. SFAS No. 123R supersedes APB Opinion No. 25 and revises guidance in SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company adopted SFAS No. 123R in 2006. See Note 13 of the Notes to the Consolidated Financial Statements for the impact of adoption, information on the assumptions used to calculate the fair value of stock-based compensation and other disclosures required by SFAS No. 123R.

In November 2005, the FASB issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” that allows for a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The Company elected to adopt the simplified method.

Other-Than-Temporary Impairment of Securities. In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which applies to reporting periods beginning after December 15, 2005. The FSPs provide guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. The FSPs also include accounting considerations subsequent to the recognition of other-than-temporary impairment and requirements for certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The adoption of the FSPs on January 1, 2006 did not have a material effect on the Company’s financial position or results of operation.

NOTE 2 – MERGERS, ACQUISITIONS AND DIVESTITURES

During 2005, the Company transitioned three Vintage equity funds into two mutual funds managed by Federated Investors, Inc. and sold its subsidiary IMG. The transition of $142 million in assets of three Vintage equity funds to two Federated mutual funds was completed in September 2005, resulting in a pre-tax gain of $1.3 million. On December 30, 2005, the Company completed the sale of IMG resulting in a $576,000 pre-tax loss, net of associated costs, and a $3.2 million tax charge. During 2006, finalization of tax calculations on the divestiture of IMG resulted in a $328,000 income tax benefit. The operating results for IMG have been reclassified and shown as discontinued operations on the Statements of Income and in the Notes to the Consolidated Financial Statements for all periods presented. This includes the effect of the sale of IMG, the transition of the Vintage equity funds and in 2006 an income tax benefit resulting from finalization of prior year tax payments.

NOTE 3 – SECURITIES

A summary of information for investment securities, categorized by security type, at December 31, 2006, 2005 and 2004 follows. Fair values are based on quoted market prices or are based on quoted prices for similar financial instruments.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2006
Securities Available for Sale:
U.S. Treasury	$5,002	$—	$(38)	$4,964
U.S. Government sponsored enterprises (GSEs)	51,635	11	(727)	50,919
Mortgage-backed securities (1)	727,839	471	(17,692)	710,618
State and political subdivisions	93,441	548	(629)	93,360
Corporate obligations and other (2)	39,472	536	(36)	39,972

Total Securities Available for Sale	$917,389	$1,566	$(19,122)	$899,833

December 31, 2005
Securities Available for Sale:
U.S. Treasury	$5,008	$—	$(91)	$4,917
U.S. Government sponsored enterprises (GSEs)	117,161	43	(1,445)	115,759
Mortgage-backed securities (1)	851,552	788	(20,450)	831,890
State and political subdivisions	166,051	2,244	(1,114)	167,181
Corporate obligations and other (2)	64,304	56	(723)	63,637

Total Securities Available for Sale	$1,204,076	$3,131	$(23,823)	$1,183,384

December 31, 2004
Securities Available for Sale:
U.S. Treasury	$5,013	$—	$(17)	$4,996
U.S. Government sponsored enterprises (GSEs)	102,520	109	(443)	102,186
Mortgage-backed securities (1)	882,347	3,750	(7,313)	878,784
State and political subdivisions	169,658	6,390	(60)	175,988
Corporate obligations and other (2)	86,638	764	(106)	87,296

Total Securities Available for Sale	$1,246,176	$11,013	$(7,939)	$1,249,250

A summary of unrealized loss information for investment securities, categorized by security type, was as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (3)	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2006
Securities Available for Sale:
U.S. Treasury	$—	$—	$4,964	$(38)	$4,964	$(38)
U.S. Government sponsored enterprises (GSEs)	—	—	37,826	(727)	37,826	(727)
Mortgage-backed securities (1)	29,449	(92)	648,375	(17,600)	677,824	(17,692)
State and political subdivisions	19,244	(77)	33,010	(552)	52,254	(629)
Corporate obligations and other (2)	101	—	1,475	(36)	1,576	(36)

Total Unrealized Losses on Securities Available for Sale	$48,794	$(169)	$725,650	$(18,953)	$774,444	$(19,122)

December 31, 2005
Securities Available for Sale:
U.S. Treasury	$—	$—	$4,917	$(91)	$4,917	$(91)
U.S. Government sponsored enterprises (GSEs)	37,357	(491)	63,773	(954)	101,130	(1,445)
Mortgage-backed securities (1)	362,303	(6,281)	434,655	(14,169)	796,958	(20,450)
State and political subdivisions	54,991	(787)	11,218	(327)	66,209	(1,114)
Corporate obligations and other (2)	11,863	(269)	11,553	(454)	23,416	(723)

Total Unrealized Losses on Securities Available for Sale	$466,514	$(7,828)	$526,116	$(15,995)	$992,630	$(23,823)

December 31, 2004
Securities Available for Sale:
U.S. Treasury	$4,996	$(17)	$—	$—	$4,996	$(17)
U.S. Government sponsored enterprises (GSEs)	81,001	(443)	—	—	81,001	(443)
Mortgage-backed securities (1)	460,881	(4,363)	131,652	(2,950)	592,533	(7,313)
State and political subdivisions	12,815	(60)	—	—	12,815	(60)
Corporate obligations and other (2)	11,352	(68)	1,860	(38)	13,212	(106)

Total Unrealized Losses on Securities Available for Sale	$571,045	$(4,951)	$133,512	$(2,988)	$704,557	$(7,939)

(1)	Includes U.S. Government agencies and U.S. Government sponsored enterprises (GSEs).
(2)	At December 31, 2006, includes investments of $4 million, $20 million and $0, respectively, in stock of the Federal Reserve Bank (FRB), the Federal Home Loan Bank (FHLB) and preferred stock of Freddie Mac (FHLMC). At December 31, 2005, these amounts were $4 million, $21 million and $0, respectively. At December 31, 2004, these amounts were $4 million, $24 million and $9 million, respectively. These investments are recorded at historical cost with income recorded when dividends are declared. A portion of the FRB and FHLB investments are restricted as to sale because they are held to satisfy membership requirements.
(3)

The Company has the ability to hold, and has no present intent to dispose of, the related securities as of December 31, 2006. The total $19 million of unrealized losses related to 181 securities. None of the unrealized losses were individually significant to the total and, except as discussed below, the unrealized losses were caused by interest rate increases. Of the total, $17.6 million was related to 117 mortgage-backed securities issued by GSEs with a quality rating of “Aaa”; $727,000 related to six “Aaa” rated GSEs; $38,000 related to one “Aaa” rated treasury note; and $552,000 related to 56 municipal obligation bonds with quality ratings from “A1” to “Aaa”. Corporate obligations and other included one asset-backed bond with an unrealized loss of $36,000 that had an average life of .98 years and was collateralized by owner occupied first lien, conforming mortgage loans. This bond had a quality rating of “Aaa” and was sufficiently collateralized such that credit loss was considered remote. In the event of prepayment, it is expected that the Company would recover substantially all of its recorded investment.

A summary of realized gain and loss information follows for the years ended December 31:

	2006	2005	2004
	(in thousands)
Realized Gains	$1,886	$1,052	$3,490
Realized Losses	(1,619)	(57)	(105)

	$267	$995	$3,385

The amortized cost and fair value of securities available for sale as of December 31, 2006, by contractual maturity are shown below. Mortgage-backed security maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid with or without penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$12,236	$12,593
Due after one year through five years	59,693	59,181
Due after five years through ten years	46,768	46,771
Due after ten years	29,053	29,120
Mortgage-backed securities (agency and corporate)	769,639	752,168

Total Securities	$917,389	$899,833

At December 31, 2006 and 2005, securities with a fair value of approximately $585 million and $819 million, respectively, were pledged to secure public deposits, securities under agreements to repurchase, derivative credit exposure and for other purposes required by law.

The above schedules include amortized cost of $29.2 million and fair value of $29.7 million in equity investments at December 31, 2006. The amortized cost and fair value were $47.1 million and $46.9 million, respectively, at December 31, 2005, and $66.7 million and $67.4 million, respectively, at December 31, 2004. These are included in the “corporate obligations and other” and the “due after ten years” classifications above.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at December 31, 2006 and 2005 was as follows:

	2006	2005
	(in thousands)
Commercial, financial and agricultural	$798,168	$818,657
Real estate-commercial	1,926,813	1,821,868
Real estate-residential	493,500	459,823
Real estate-construction	420,379	310,006
Installment and consumer	307,691	311,497
Direct lease financing	—	13

Gross loans	$3,946,551	$3,721,864
Allowance for loan losses	(40,913)	(40,756)

Net Loans	$3,905,638	$3,681,108

Non-performing and past due loan and asset information as of and for the years ended December 31, was as follows:

	2006	2005
	(in thousands)
Impaired Loans:
Non-accrual:
Commercial	$3,327	$4,483
Real estate	14,621	13,083

Total Impaired Loans	$17,948	$17,566

Other Non-performing:
Non-accrual loans (1)	12,100	4,114

Total Non-performing Loans	$30,048	$21,680

Loans 90 days or more past due and still accruing	$2,315	$8,533

Total Non-performing Loans	$32,363	$30,213

Foreclosed Assets:
Real estate	$1,247	$621
Other	317	151

Total Foreclosed Assets	$1,564	$772

Total Non-performing Assets	$33,927	$30,985

Troubled debt restructurings	$12	$13

(1)	These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

Impaired loan information as of and for the years ended December 31, was as follows:

	2006	2005	2004
	(in thousands)
Impaired loans without an allowance allocation	$—	$—	$2,787
Impaired loans with an allowance allocation	17,948	17,566	19,409
Allowance provided for impaired loans	6,094	7,210	6,306
Average recorded investment in impaired loans	19,368	22,855	23,382
Interest income recognized from impaired loans	482	377	815
Interest income that would have been recorded under normal contract terms	2,084	1,446	1,330

An analysis of the allowance for loan losses for the years ended December 31, follows:

	2006	2005	2004
	(in thousands)
Balance at beginning of year	$40,756	$40,945	$42,115
Provision charged to expense	10,120	15,194	15,530
Loans charged off	(14,524)	(17,761)	(18,318)
Recoveries on loans previously charged off	4,561	3,092	3,696
Reductions due to sale of loans and other (2)	—	(714)	(2,078)

Balance at end of year	$40,913	$40,756	$40,945

(2)	2005 includes estimated loss on unfunded commitments. See Note 15 for additional information.

The BANK has had, and is expected to have in the future, banking transactions with directors, executive officers, their immediate families and affiliated companies in which they are a principal stockholder (commonly referred to as related parties). These transactions were made in the ordinary course of business on substantially the same terms as comparable transactions with other borrowers.

Related party loan transactions during 2006, 2005 and 2004 were as follows:

	2006	2005	2004
	(in thousands)
Balance at beginning of year	$10,950	$12,598	$12,911
New loans	16,892	14,237	39,279
Repayments	(14,642)	(15,885)	(39,592)

Balance at end of year	$13,200	$10,950	$12,598

NOTE 5 – PREMISES, EQUIPMENT AND LEASE COMMITMENTS

A summary of premises and equipment at December 31, 2006 and 2005 follows:

	2006	2005
	(in thousands)
Land	$26,579	$23,006
Buildings and improvements	78,653	72,826
Furniture and equipment	61,447	58,990
Leasehold improvements	8,239	6,333
Construction in progress	1,356	6,375

Total premises and equipment	$176,274	$167,530
Accumulated depreciation and amortization	(84,713)	(82,712)

Premises and Equipment, net	$91,561	$84,818

For financial reporting purposes, the Company utilizes the straight-line depreciation method with salvage values employed when applicable. The depreciation term assigned to a specific asset will approximate the estimated useful life of the asset or in the case of leasehold improvements the lesser of the lease term or the estimated useful life.

Certain branch locations, ATM equipment, and office equipment are leased under noncancellable leases. There were 37 branch location leases, one of which is classified as a capital lease, and 16 other operating leases in effect at December 31, 2006. The leases expire at various dates through the year 2035, however, most of the Company’s leases contain renewal options for multi-year periods at fixed or calculable rentals. Some lease rents periodically adjust for changes in the consumer or other price indices. Most leases are periodically adjusted for changes in common area maintenance/operating expenses (CAM) or real estate taxes, or require the Company to pay real estate taxes directly to the taxing authority.

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

The following summary reflects the future minimum lease rental payments required under operating and capital leases that, as of December 31, 2006, have remaining noncancellable lease terms in excess of one year.

Years ending December 31,	Operating Leases	Capital Lease
	(in thousands)
2007	$3,881	$173
2008	3,923	173
2009	3,553	173
2010	3,050	172
2011	2,643	179
Thereafter	47,899	1,756

Total minimum lease payments	$64,949	$2,626

Less: Amount representing interest		(1,577)

Present value of net minimum lease payments		$1,049

	2006	2005	2004
	(in thousands)
Rental expense charged to net occupancy expense	$1,807	$1,863	$1,131

The following is an analysis of the leased property under capital leases:

	Asset balances at December 31,
	2006	2005
	(in thousands)
Branch facilities – buildings and improvements	$1,070	$1,070
Less: Accumulated amortization	(303)	(250)

Net capitalized leases	$767	$820

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill by segment at December 31, 2006 and 2005 follows:

	2006	2005
	(in thousands)
Retail Banking	$3,572	$3,572
Commercial Banking	2,381	2,381
Investment Management and Trust	195	195

Total Goodwill	$6,148	$6,148

There were no changes in the carrying amount of goodwill for the year ended December 31, 2006. There were no other intangible assets for the years ended December 31, 2006 or 2005.

The fair value of each reporting unit exceeded its carrying (book) value at the annual evaluation dates, thus, no impairment loss was recognized in 2006, 2005 or 2004. See Note 7 for information regarding the Company’s mortgage servicing rights asset.

NOTE 7 – MORTGAGE SERVICING RIGHTS

The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheets, was $1.5 billion and $1.4 billion at December 31, 2006 and 2005, respectively. Of this amount, the Company has recorded originated capitalized mortgage servicing rights (OMSRs) on mortgage loans serviced balances of $1.4 billion and $1.3 billion as of December 31, 2006 and December 31, 2005, respectively. The remaining balance of originated loans sold and serviced for others also have servicing rights associated with them; however, these servicing rights arose prior to the adoption of SFAS No. 122, “Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65”, as amended by SFAS Nos. 125 and 140, and accordingly, have not been capitalized. Amounts collected as servicing agent on loans serviced for third-parties, and not yet remitted, totaled $14.0 million and $12.1 million at December 31, 2006 and 2005, respectively. These amounts are included in other liabilities on the Consolidated Balance Sheets.

The carrying value and fair value of OMSRs consisted of the following as of December 31, 2006 and 2005.

	2006	2005
	(in thousands)
Unamortized cost of OMSRs	$14,287	$13,275

Carrying value of OMSRs	$14,287	$13,275

Fair value of OMSRs	$17,456	$16,064

The following is a disclosure of the key assumptions used in estimating the fair value of OMSRs.

Estimated fair market value of OMSRs is the present value of the expected future cash flows over the projected life of the loan. Assumptions used in the present value calculation are based on actual performance of the underlying servicing along with general market consensus. The expected cash flow is the net amount of all mortgage servicing income and expense items. The expected cash flow is discounted at an interest rate appropriate for the associated risk given current market conditions. Significant assumptions as of December 31, 2006 and 2005 include:

	2006	2005
Prepayment Speed (5 year average)	14.21%	12.72%
Discount Rate	10.05%	9.00%
Escrow Float Rate	4.75%	3.75%
Average Servicing Cost per Loan	$41.00	$42.00

The following is an analysis of the OMSR activity and the related valuation allowance for 2006 and 2005. For the purpose of measuring impairment, loans are stratified and evaluated based on loan type and investor as determined by materiality and reasonableness.

	2006	2005
	(in thousands)
Unamortized Cost of OMSRs
Balance at beginning of year	$13,275	$12,531
Additions of OMSRs	3,527	3,891
Amortization	(2,515)	(3,147)

Balance at end of year	$14,287	$13,275

Valuation Allowance
Balance at beginning of year	$—	$53
Impairment valuation charged to expense (recorded to income)	—	(53)

Balance at end of year	$—	$—

The estimated OMSR amortization expense, which is part of the Mortgage Banking Segment, is as follows:

Years ending December 31,
(in thousands)
2007	$3,180
2008	2,639
2009	2,139
2010	1,709
2011	1,340
Thereafter	3,280

Total	$14,287

The weighted-average amortization period for OMSRs retained during the fourth quarter of 2006 was 12.3 years.

NOTE 8 – SALE OF RECEIVABLES

The Company periodically sells certain indirect automobile loans in securitization transactions. Upon sale, the net carrying amount of the loans is removed from the Consolidated Balance Sheet in exchange for cash and certain retained residual interests. The retained interests include rights to service the loans that were sold (the “Servicing Rights”) and an interest in residual cash flows (the “Interest-Only Strip”). The Interest-Only Strip includes the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the “Excess Spread”) plus an interest in sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the “Credit Enhancement” or “Overcollateralization”). There were no sales of indirect automobile loans during 2006 or 2005.

The Company receives monthly servicing fees equal to 0.75% per annum of the outstanding beginning principal balance of the loans serviced for the month and rights to future cash flows arising after the investors in the securitization trust have received the returns for which they have contracted. The Company’s retained interests are subordinate to investors’ interests. The value of the Interest-Only Strip is subject to prepayment risk and interest rate risk on the Excess Spread and credit risk on the transferred automobile loans on the Overcollateralization. The Company’s risk of loss attributable to prepayment and credit risk is limited to its interest in the Interest-Only Strip. Neither the investors nor the securization trust have any further recourse to the Company’s other assets. Interest rate risk could exceed the Company’s interest in the Excess Spread, but such a possibility is not considered probable as of December 31, 2006.

Key economic assumptions used in measuring the retained interests as of December 31, 2006, including the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions, are as follows:

	Actual	10% Adverse Change	20% Adverse Change
	(in thousands)
Prepayment speed assumptions
Prepayment speed	2.32%	2.55%	2.78%
Weighted average life (in months)	9.5	9.4	8.9
Fair value of retained interests	$4,863	$4,861	$4,877
Change in fair value	$—	$(2)	$14
Expected credit loss assumptions
Expected credit losses (loss to liquidation)	0.41%	0.45%	0.49%
Fair value of retained interests	$4,863	$4,844	$4,825
Change in fair value	$—	$(19)	$(38)
Residual cash flow discount rate assumptions
Residual cash flow discount rate (annual)	12.0%	13.2%	14.4%
Fair value of retained interests	$4,863	$4,799	$4,737
Change in fair value	$—	$(64)	$(126)
Interest rate assumptions
Weighted average forward rate (annual)	4.82%	5.28%	5.74%
Fair value of retained interests	$4,863	$4,661	$4,470
Change in fair value	$—	$(202)	$(393)

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

Total cash flows attributable to the indirect automobile loan securitization transactions were inflows of $5.1 and $12.7 million for 2006 and 2005, respectively. The following table summarizes the various cash flows received from and paid to the securitization trust:

	Servicing Fees Collected	Other Cash Flows
	(in thousands)
Cash flows received from trust in 2006	$695	$4,451
Cash flows received from trust in 2005	$1,193	$11,510

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

	Total Principal Amount of Loans		Principal Amount of Delinquent Loans		Net Credit Losses Year-to-Date
	As of December 31

	2006	2005	2006	2005	2006	2005
	(in thousands)
Held in portfolio	$241,849	$247,760	$3,733	$3,352	$1,254	$1,681
Securitized	55,269	110,747	1,882	3,205	752	2,041

Total	$297,118	$358,507	$5,615	$6,557	$2,006	$3,722

Actual and projected static pool credit losses, as a percentage of indirect automobile loans securitized are 1.75%, 1.79% and 1.80% as of the years ended December 31, 2006, 2007, and 2008, respectively. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amounts shown here for each year are a weighted average for all indirect automobile loan securitizations.

NOTE 9 – SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(in thousands)
Securities sold under agreements to repurchase	$84,366	$410,089	$465,446
Federal Home Loan Bank borrowings	7,512	16,711	35,184
Federal funds purchased	39,580	50,278	78,990
U.S. Treasury tax and loan note accounts	5,273	10,245	9,535
Commercial paper and other short-term borrowings	16	2,011	3

Total Short-Term Borrowings	$136,747	$489,334	$589,158

Additional details on securities sold under agreements to repurchase are as follows:

Average balance during the year	$262,209	$437,906	$461,531
Maximum month-end balance during the year	$436,907	$470,306	$506,928
Weighted average rate during the year	4.77%	3.30%	2.16%
Weighted average rate at December 31	4.65%	4.27%	2.37%

NOTE 10 – LONG-TERM BORROWINGS

Long-term borrowings consisted of the following at December 31, 2006 and 2005:

	2006	2005
	(in thousands)
Federal Home Loan Bank borrowings	$249,741	$127,444
AMCORE Capital Trust I borrowings	41,238	41,238
Subordinated Debentures	50,000	—
Capitalized lease obligation	1,033	1,048

Total Long-Term Borrowings	$342,012	$169,730

The Company periodically borrows from the Federal Home Loan Bank (FHLB), collateralized by mortgage-backed securities and eligible one to four family and multi-family real estate loans. The average stated maturity of these borrowings at December 31, 2006 is 2.1 years, with a weighted average borrowing rate of 4.81%. Certain fixed-rate FHLB borrowings have prepayment penalties and call or conversion to floating-rate features associated with them. FHLB borrowings of $1.0 million have call or conversion features, which have the potential to be exercised by FHLB between 2007 and 2008. Mortgage-related assets with a carrying value of $521 million were held as collateral for FHLB borrowings at December 31, 2006.

The AMCORE Capital Trust I (Capital Trust) preferred securities pay cumulative cash distributions semiannually at an annual rate of 9.35%. The securities are redeemable from March 25, 2007 until March 25, 2017 at a declining rate of 104.675% to 100% of the principal amount. After March 25, 2017, they are redeemable at par until June 15, 2027 when redemption is mandatory. Prior redemption is permitted under certain circumstances such as changes in tax or regulatory capital rules. The proceeds of the capital securities were invested in junior subordinated debentures that represents all of the assets of the Capital Trust. The Company fully and unconditionally guarantees the capital securities through the combined operation of the debentures and other related documents. The Company’s obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Company. The $41.2 million of Capital Trust borrowings bear interest at a rate of 9.35% with put features that mirror the capital security call features.

During 2006, the Company issued two fixed/floating rate junior subordinate debentures of $35 million and $15 million for a total of $50 million. The average stated maturity of these debentures at December 31, 2006 is 14.9 years, with a weighted average interest rate of 6.93%. The initial interest rate is fixed and the earliest call date is September 15, 2016. After the first call date, successive payments due thereafter bear a weighted average interest rate equal to three-month LIBOR plus 1.66%. The debt qualifies as Tier 2 Capital for regulatory capital purpose.

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

The Company reclassifies borrowings to short term borrowings when the remaining maturity becomes less than one year. Scheduled reductions of long-term borrowings are as follows:

Total
(in thousands)
2008	$144,331
2009	79,435
2010	444
2011	25,036
2012	46
Thereafter.	92,720

Total Long-Term Borrowings	$342,012

During 2006, the Company extinguished $74 million of high-cost FHLB debt. An expense of $2.1 million related to the debt extinguishment was incurred and was primarily a non-cash cost and included the recognition of unamortized market adjustments associated with previously terminated hedges. The expense is recorded in other operating expenses in the consolidated Statements of Income for the year ended December 31, 2006.

NOTE 11 – DERIVATIVE INSTRUMENTS

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

The following derivative related activity is included in other non-interest income or miscellaneous other expenses in the Consolidated Statements of Income, for the years ended:

	2006	2005	2004
	(in thousands)
Changes in Value:
Derivatives not qualifying for Hedge accounting	$181	$(486)	$—
Ineffective portion of fair value Hedges	17	12	117
Mortgage loan derivatives	29	(132)	45

Total	$227	$(606)	$162

Fair value Hedges on $74 million of FHLB borrowings were terminated in 2006 and 2004, resulting in a loss of $2.9 million and a gain of $690,000, respectively. These amounts were deferred and classified as long-term debt with amortization to earnings over the remaining terms of the FHLB borrowings, in accordance with SFAS 138, “Accounting for Derivative Instruments and Hedging Activities”. During 2006, the $74 million in borrowings was extinguished and the unamortized net deferred loss of $2.1 million on the previously terminated hedges was charged to other operating expense.

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

The following table shows the carrying amounts and fair values of financial instruments at December 31, 2006 and 2005 that have liquid markets in which fair value is assumed to be equal to the carrying amount, have readily available quoted market prices, are based on quoted prices for similar financial instruments or represent quoted surrender values:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$146,060	$146,060	$144,350	$144,350
Interest earning deposits in banks and fed funds sold	3,476	3,476	5,713	5,713
Loans held for sale	13,818	13,818	24,138	24,138
Securities available for sale	899,833	899,833	1,183,384	1,183,384
Mortgage servicing rights	14,287	17,456	13,275	16,064
Company owned life insurance	134,583	134,583	132,472	132,472

The carrying amounts and fair values of accruing loans at December 31, 2006 and 2005 were as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Commercial, financial and agricultural	$793,896	$789,234	$813,531	$798,665
Real estate	2,815,490	2,808,048	2,575,963	2,574,270
Installment and consumer, net	307,117	306,872	310,683	310,794
Direct lease financing	—	—	7	7

Total accruing loans	$3,916,503	$3,904,154	$3,700,184	$3,683,736

Fair values of loans were estimated for portfolios with similar characteristics. The fair value of loans was calculated by discounting contractual and prepayment cash flows using estimated market discount rates, which reflect the interest rate risk inherent in the loan. The fair value of non-accrual loans was $24.2 million and $14.5 million in 2006 and 2005, respectively. See Note 4 for additional information.

The carrying value of interest receivable and payable approximates fair value due to the relatively short period of time between accrual and expected realization. At December 31, 2006 and 2005, interest receivable was $25.9 million and $24.5 million, respectively, and interest payable was $23.8 million and $18.0 million, respectively.

The following table shows the carrying amounts and fair values of financial instrument liabilities at December 31, 2006 and 2005:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Non-interest-bearing deposits	$543,070	$543,070	$524,875	$524,875
Interest-bearing deposits	1,875,584	1,875,584	1,948,226	1,948,226
Time deposits	1,927,528	1,919,994	1,740,115	1,727,746
Short-term borrowings	136,747	136,702	489,334	489,477
Long-term borrowings	342,012	349,102	169,730	173,530
Letters of credit	986	1,142	1,212	1,213
Interest rate swap agreements	1,151	1,151	4,062	4,062
Forward sale loan commitments	59	59	332	332
Mortgage loan commitments	(78)	(78)	(150)	(150)
Deferred Compensation	14,623	14,590	14,758	14,723

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW and money market accounts, is equal to the carrying amount in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. There is, however, additional value to the deposits of the Company, a significant portion of which has not been recognized in the consolidated financial statements. This value results from the cost savings of these core funding sources versus obtaining higher-rate funding in the market. The fair value of time deposits, short-term borrowings and long term borrowings was determined by discounting contractual cash flows using offered rates for like instruments with similar remaining maturities.

The fair value of letters of credit is equal to the carrying amount of deferred fees recorded in accordance with Financial Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. See discussion included in Note 15 for additional information.

The fair value of derivatives, which includes interest rate swap agreements, forward sale loan commitments and mortgage loan commitments, was estimated based on the amount the Company would pay or would be paid to terminate the contracts or agreements, using current rates and, when appropriate, the current creditworthiness of the counter-party. The carrying amounts of certain derivatives shown exclude net accrued interest but include any unamortized balance of premiums or discounts.

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

Many of the above financial instruments are also subject to credit risk. Credit risk is the possibility that the Company will incur a loss due to the other party’s failure to perform under its contractual obligations. The Company’s exposure to credit loss in the event of non-performance by the other party with regard to commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for actual extensions of credit. The credit risk involved for commitments to extend credit and in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, securities, inventory, property and equipment and income-producing commercial properties. The Company is also exposed to credit risk with respect to its $135 million investment in Bank and Company owned life insurance. AMCORE manages this risk by diversifying its holdings among various carriers and by periodic internal credit reviews. All carriers have “Secure” ratings from A. M. Best that range from a low of “A” (Excellent) to “A++” (Superior).

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

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2006 and 2005, is as follows:

	2006	2005
	(in thousands)
Financial instruments whose contract amount represent credit risk only:
Commitments to extend credit	$963,675	$963,507
Letters of credit	234,411	203,553

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

NOTE 13 – STOCK-BASED COMPENSATION

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

The Company’s actual expense related to stock-based compensation for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
	(in thousands)
Compensation expense included in reported operating expenses:
Stock options	$2,176	$—	$—
Employee stock purchase plan	49	—	—
Performance share units	593	598	1,698
Restricted stock	159	139	130

Total stock-based compensation expense	$2,977	$737	$1,828

Income tax benefits	$1,112	$277	$684

At December 31, 2006, total unrecognized stock-based compensation expense was $5.0 million, net of estimated forfeitures, which will be recognized over a weighted average amortization period of 2.6 years. Prior to adopting SFAS 123R, the Company presented tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. For the twelve months ended December 31, 2006, $792,000 of excess tax benefits have been classified as an operating cash outflow and financing cash inflow.

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

In anticipation of adoption of SFAS 123R, the Company evaluated the assumptions used in the Black-Scholes model. As a result, the Company changed its methodology for computing expected volatility and expected term. Calculation of expected volatility was changed from being based solely on historical volatility to a combination of both historical volatility and implied volatility derived from an analysis of relevant indices’ volatility trends. The Company believes that the combination of historical and implied volatility provides a better estimate of expected stock price volatility and will continue to monitor these and other relevant factors to estimate expected volatility for future option grants. The Company utilized the “simplified” method for estimating the expected term of options granted during the period as provided for in Staff Accounting Bulletin 107. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position No. FAS 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards.

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

The fair value of the Company’s employee and director stock options granted are estimated using the Black-Scholes option-pricing model with the following weighted average assumptions.

	2006	2005	2004
Expected dividend yield	2.47%	2.43%	2.11%
Expected price volatility	19.08%	27.31%	28.19%
Expected term in years	6.0	6.4	5.5
Expected risk-free interest rate	4.77%	4.07%	4.17%
Estimated forfeiture rate	1.37%	1.95%	1.16%
Estimated average fair value of options granted	$6.14	$7.03	$7.40

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

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	1,815,566	$24.43	1,694,890	$23.25	2,026,065	$22.14
Options granted	479,033	30.07	399,900	27.01	256,050	28.10
Option reloads	8,054	30.31	21,215	31.34	34,306	29.48
Options exercised	(269,311)	22.36	(241,356)	20.87	(554,267)	21.69
Options cancelled	(16,137)	30.96	(12,956)	31.26	(23,287)	26.55
Options forfeited	(63,011)	28.42	(46,127)	27.77	(43,977)	22.97

Options outstanding at end of year	1,954,194	$25.94	1,815,566	$24.43	1,694,890	$23.25

Options exercisable at end of year	1,103,975	$23.86	1,129,108	$22.97	1,054,390	$22.10

Weighted average remaining contractual life of outstanding and exercisable shares at December 31, 2006 was 5.1 years and 3.1 years, respectively. The aggregate intrinsic value of the outstanding and exercisable shares at year end was $13.9 million and $10.1 million, respectively.

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

Compensation expense is calculated based upon the expected number of PSUs earned during the performance period and is recorded over the service period. The fair value is calculated equal to market value on the date of grant less the present value of dividends that are not earned during the performance period. As of December 31, 2006, 119,511 PSUs were expected to be earned and the weighted average grant date fair value per PSU was $28.38. Expense is adjusted for forfeitures as they occur.

	Performance Share Units	Weighted Average Fair Value Per Unit	Weighted Average Remaining Vesting Term
Units outstanding at beginning of year	63,146	$30.72
Units estimated to be granted	76,115	27.65
Units forfeited	(10,710)	29.86
Adjustment to estimated grants	(9,040)	28.66

Units outstanding at end of year	119,511	$28.38	3.7 years

Restricted Stock Awards. The Company granted restricted stock awards to certain key employees in 2000. The shares are restricted as to transfer, but are not restricted as to dividend payment and voting rights. Transfer restrictions lapse at the end of nine years contingent upon continued employment. Restricted stock grants are valued at market value on the date of grant and are expensed over the service period. As of December 31, 2006, non-vested shares totaled 8,976 with a weighted average fair value of $22.84 per share. During 2006, no awards were granted, 1,095 restricted shares were forfeited and returned to treasury, and no restrictions were released.

Directors’ Stock Plans. The Restricted Stock Plan for Non-Employee Directors provides that each current eligible non-employee director and each subsequently elected non-employee director receive, in lieu of a cash retainer, shares of common stock of the Company, the value of which is equal to three times the annual retainer. Restricted stock grants are valued at market value on the date of grant and are expensed over the required service period. The shares vest annually over a three-year period based upon the anniversary date of the election and continued service as a director. As of December 31, 2006, restricted shares totaled 15,084 with a weighted average fair value of $27.84 per share. Restrictions were released on 5,506 shares during the year.

The 2001 Stock Option Plan for Non-Employee Directors provides that each current eligible non-employee director and each subsequently elected non-employee director receive options to purchase common stock of the Company. Options granted have an exercise price equal to the market value on the date of grant and generally vest within one to four years and expire in seven to ten years from the date of grant. Stock options granted pursuant to this plan are valued using a Black-Scholes model with assumptions as previously described. The following table presents certain information with respect to stock options issued pursuant to the Director Plan and previous stock option plans.

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	101,000	$22.90	96,500	$21.67	120,000	$20.79
Options granted	20,000	29.45	20,000	25.88	—	—
Options exercised	(3,750)	13.33	(15,500)	19.08	(22,000)	16.69
Options forfeited	—	—	—	—	(1,500)	24.04

Options outstanding at end of year	117,250	$24.33	101,000	$22.90	96,500	$21.67

Options exercisable at end of year	97,250	$23.27	81,000	$22.17	83,000	$21.29

Weighted average remaining contractual life of outstanding and exercisable shares at December 31, 2006 was 4.6 years and 3.7 years, respectively. The aggregate intrinsic value of the outstanding and exercisable shares at year end was $1.0 million and $949,000, respectively.

Non-vested options and exercise proceeds. A summary of the Company’s non-vested employee and director stock options as of December 31, 2006 is presented below.

	Employee options		Director options
	Shares	Average Price	Shares	Average Price
Non-vested options at beginning of year	686,458	$26.84	20,000	$25.88
Options granted	487,087	30.07	20,000	29.45
Options forfeited	(63,011)	28.42	—	—
Options vested	(260,315)	26.56	(20,000)	25.88

Non-vested options at end of year	850,219	$28.65	20,000	$29.45

	2006	2005	2004
Fair value of stock options vested during year (000’s)	$2,013	$2,500	$2,693
Per option fair value of stock options vested during year	$7.18	$7.30	$7.20
Number of shares exercised during year	273,061	256,856	576,267
Intrinsic value of options exercised during year (000’s)	$2,248	$2,517	$4,132

During 2006, the Company received cash or stock equivalent to the exercise price of $6.1 million and a tax benefit of $845,000 was recognized. The Company repurchases shares in open market and private transactions in accordance with Exchange Act Rule 10b-18 to replenish treasury stock for issuances related to stock option exercises and other employee benefit plans.

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

Shares issued pursuant to the ESPP are prohibited from sale by a participant for two years after the date of purchase. Dividends earned are credited to a participant’s account and used to purchase shares from the Company’s treasury stock at the same discounted price on the next purchase date. The Company has the option to purchase all, or any portion of, the shares owned by such participant that, at the time of termination of employment, are subject to the restriction on transfer. The 15% discount is recorded as compensation expense and is amortized on a straight-line basis over the two-year service period. As of December 31, 2006, $99,000 remains unrecognized related to shares issued during 2006.

Prior Period Proforma Presentation. Prior to January 1, 2006 the Company accounted for stock-based compensation plans pursuant to APB 25. The following table sets forth proforma information as if compensation expense had been determined consistent with the requirements of SFAS 123.

	Years Ended December 31,
	2005	2004
	(000’s, except per share data)
Net Income:
Income from continuing operations	$47,987	$46,031
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(2,143)	(1,914)

Pro forma	$45,844	$44,117

Diluted Shares:
As reported	25,087	25,251
Deduct: Shares due to average unrecognized compensation cost related to future services	(68)	(82)

Pro forma	25,019	25,169

Basic Earnings per share from continuing operations
As reported	$1.93	$1.84
Pro forma	1.85	1.77
Diluted Earnings per share from continuing operations
As reported	$1.91	$1.82
Pro forma	1.83	1.75

NOTE 14 – BENEFIT PLANS

Retirement Plans

All eligible employees of the Company participate in the AMCORE Financial Security Plan (Security Plan), a qualified defined contribution plan under Sections 401(a) and 401(k) of the Internal Revenue Code. The Security Plan provides participants basic retirement contributions that are funded by the Company as well as an opportunity to make employee contributions that are eligible to receive matching Company contributions up to certain levels. The expense related to the Security Plan for the years ended December 31, 2006, 2005 and 2004 was $3.9 million, $3.9 million and $3.6 million, respectively. The Company also has a non-qualified profit sharing plan that provides a cash payment based upon achievement of corporate performance goals, to all employees who have met service requirements. The expense related to the profit sharing plan for the years ended December 31, 2006, 2005 and 2004 was $686,000, $973,000 and $1.4 million, respectively.

The Company provides additional retirement benefits to certain senior officers through plans that are non-qualified, non-contributory and unfunded. Under one such arrangement, a defined contribution plan, the additional retirement benefits replace what would have been provided under the Company’s defined contribution qualified plan in the absence of limits placed on qualified plan benefits by the Internal Revenue Code of 1986. The expense related to this arrangement was $102,000, $227,000 and $306,000 for 2006, 2005 and 2004, respectively.

Another arrangement, which is an unfunded, non-qualified, defined benefit plan, provides supplemental retirement benefits that are based upon three percent of final base salary, times the number of years of service. Benefits under this plan may not exceed 70% or be less than 45% of a participant’s final base salary less offsets for employer retirement plan benefits attributable to employer contributions and 50% of a participants Social Security benefit. Since the plan is unfunded, there are no plan assets. The measurement date for obligations of this plan is as of December 31. The projected benefit obligation was $3.2 million and $1.8 million, respectively at December 31, 2006 and 2005. The periodic benefit costs for the years ending December 31, 2006, 2005 and 2004 were $1.5 million, $289,000 and $177,000, respectively.

The Company has a discontinued defined benefit plan that pays a lifetime annual retainer to certain retired non-employee directors that became eligible for the plan before it was discontinued. The plan is non-qualified and unfunded. The measurement date for obligations of this plan is as of December 31. The projected benefit obligation was $398,000 and $328,000, respectively at December 31, 2006 and 2005. The periodic benefit costs for the years ending December 31, 2006, 2005 and 2004 were $178,000, $55,000 and $75,000, respectively.

The following tables summarize, in aggregate for the two defined benefit retirement plans, the changes in obligations, net periodic benefit costs and other information for the years ended December 31.

	2006	2005
	(in thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,335	$2,001
Service cost	34	16
Interest cost	134	111
Actuarial losses	1,267	401
Benefits paid	(201)	(194)

Projected benefit obligation at end of year	$3,569	$2,335

Plan Assets	—	—
Funded Status	$3,569	$2,335
Unrecognized transition obligation	122	164
Unrecognized net actuarial loss	—	249

Liability recorded in Consolidated Balance Sheets	$3,447	$1,922

Amounts recorded in Other Comprehensive Income:
Transition obligation	$76	N/A
Actuarial loss	—	N/A

Amounts recorded in Other Comprehensive Income	$76	N/A

	2006	2005	2004
	(in thousands)
Components of net periodic benefit cost:
Service cost	$34	$16	$15
Interest cost	134	111	120
Transition obligation amortization	42	42	42
Actuarial losses	1,515	174	76

Net periodic cost	$1,725	$343	$253

Weighted-average assumptions:
Discount rate at end of year	5.75%	5.75%	5.75%
Rate of compensation increase – employee plan	4.00%	3.00%	3.00%
Rate of compensation increase – director plan	0%	0%	0%

Estimated benefit payments (in thousands):
2007	$192
2008	192
2009	185
2010	296
2011	391
2012-2016	1,859

Contributions of $201,000 and $194,000 were made during 2006 and 2005, respectively, to fund benefit payments. The plans have no assets at December 31, 2006 or 2005.

Prior to the adoption of SFAS No. 158, the Company’s practice was to recognize its entire pension liabilities, measured by the accumulated benefit obligation, and not defer any actuarial gains or losses or prior service costs. Transition obligations were not recognized. The impact of the adoption of SFAS No. 158 was to a change in the recognition measurement from accumulated benefit obligation to projected benefit obligation and recording the unamortized transition obligation on the Consolidated Balance Sheet. The impact on individual line items in the December 31, 2006 Consolidated Balance Sheet are illustrated in the following table.

	Before		After
	SFAS No. 158	Adjustments	SFAS No. 158
	(in thousands)
Incremental Impact of Applying SFAS No. 158
Deferred tax asset (Other assets)	$16,916	$107	$17,023
Total Assets	5,292,276	107	5,292,383
Liability for pension benefits (Other liabilities)	3,290	279	3,569
Total Liabilities	4,892,058	279	4,892,337
Accumulated other comprehensive loss	(10,893)	(76)	(10,969)
Retained earnings	464,412	(96)	464,316
Total Stockholder’ Equity	400,218	(172)	400,046
Total Liabilities and Stockholder’ Equity	5,282,276	107	5,282,383

Other Benefit Plans

The AMCORE Financial, Inc. Employee Health Benefit Plan (Health Plan) provides group medical, pharmacy, dental and vision benefits to eligible participating employees of the Company and their dependents. Employees, retirees, and COBRA beneficiaries contribute specific premium amounts determined annually by the Health Plan’s administrator based upon actuarial recommendations for coverage. Retirees and COBRA beneficiaries contribute 100% of their premiums. The Company’s share of the employee premiums and other Health Plan costs are expensed as incurred. Expense related to the Health Plan was $5.3 million, $5.0 million and $5.2 million for 2006, 2005 and 2004, respectively. Life insurance benefits are provided to eligible active employees. Because retiree premiums are actuarially based and are paid 100% by the retiree, the Company has not recorded a postretirement liability.

The Company provides a deferred compensation plan (entitled “AMCORE Financial, Inc. Deferred Compensation Plan”) for certain key employees and directors. This plan provides the opportunity to defer salary, bonuses and non-employee director fees. Participants may defer up to 90% of base compensation and up to 100% of bonus. The deferred compensation liability to participants is recorded in other liabilities in the Consolidated Balance Sheets. The deferrals and earnings grow tax deferred until withdrawn from the plan. The amount and method of payment are pre-defined by participants each year of deferral. Earnings credited to individual accounts are recorded as compensation expense when earned. The total non-qualified deferred compensation plan liability totaled $14.6 million and $14.8 million at December 31, 2006 and 2005, respectively. Expense related to the deferred compensation plan was $992,000, $801,000 and $806,000 for 2006, 2005 and 2004, respectively.

NOTE 15 – CONTINGENCIES, GUARANTEES AND REGULATORY MATTERS

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

Guarantees:

The Bank, as a provider of financial services, routinely enters into commitments to extend credit to its customers, including a variety of letters of credit. Letters of credit are a conditional but generally irrevocable form of guarantee on the part of the Bank to make payments to a third party obligee, upon the default of payment or performance by the Bank customer or upon consummation of the underlying transaction as intended. Letters of credit are typically issued for a period of one year to five years, but can be extended depending on the Bank customer’s needs. As of December 31, 2006, the maximum remaining term for any outstanding letter of credit expires on December 15, 2011.

A fee is normally charged to compensate the Bank for the value of the letter of credit that is issued at the request of the Bank customer. The fees are deferred and recognized as income over the term of the guarantee. As of December 31, 2006, the carrying value of these deferrals was a deferred credit of $1,007,000. This amount included a $149,000 guarantee liability for letters of credit recorded in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The remaining $858,000 represented deferred fees charged for letters of credit exempted from the scope of FIN 45.

At December 31, 2006, the contractual amount of all letters of credit, including those exempted from FIN 45, was $234.4 million. These represent the maximum potential amount of future payments that the Company would be obligated to pay under the guarantees.

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

In addition to the guarantee liability and deferred fees described above, the Company has recorded a contingent liability for estimated probable losses on unfunded loan commitments and letters of credit outstanding. This liability was $1.1 million and $732,000 as of December 31, 2006, and 2005, respectively.

Regulatory Matters:

On May 31, 2005, the Bank entered into a written agreement with the OCC. The agreement describes commitments made by the Bank and outlines a series of steps to address and strengthen the Bank’s regulatory consumer compliance program. The Bank has continued to implement enhancements to its consumer compliance program to address the matters identified by the OCC. These enhancements are subject to review by the OCC to determine if they comply with the commitments made in the agreement or whether additional steps are necessary.

On August 10, 2006, the Bank entered into a Consent Order with the OCC. This order primarily imposes requirements on the Bank to take certain actions to strengthen its compliance monitoring policies, procedures, training and overall program relating to the Bank Secrecy Act/Anti-Money Laundering (BSA/AML) regulations. The Consent Order did not impose any fine or civil money penalty on the Bank, but does make the Bank ineligible for certain expedited approvals. AMCORE has been working to strengthen and enhance its BSA/AML program to comply with the terms of the consent order. The BSA/AML program enhancements are subject to review by the OCC to determine if they comply with the commitments made in the agreement or whether additional steps are necessary.

NOTE 16 - INCOME TAXES

The components of income tax expense were as follows:

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Currently paid or payable:
Federal	$18,134	$20,050	$16,038
State	147	450	1,148

	$18,281	$20,500	$17,186

Deferred:
Federal	$(591)	$2,298	$1,421
State	(34)	456	(269)

	$(625)	$2,754	$1,152

Total Income Tax Expense	$17,656	$23,254	$18,338

Income tax expense is included in the financial statements as follows:
Continuing operations	$18,035	$19,501	$18,632
Discontinued operations	(379)	3,753	(294)

Total Income Tax Expense	$17,656	$23,254	$18,338

Income tax expense from continuing operations was less than the amounts computed by applying the federal statutory rate of 35% due to the following:

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Income tax on income from continuing operations at statutory rate	$22,772	$23,621	$22,632
(Decrease) increase resulting from:
Tax-exempt income	(2,282)	(2,747)	(2,553)
Company owned life insurance	(2,762)	(1,895)	(2,009)
State income taxes, net of federal benefit	115	278	646
Non-deductible expenses, net	439	420	433
Other, net	(247)	(176)	(517)

Total Income Taxes on Continuing Operations	$18,035	$19,501	$18,632

Effective Tax Rate for Continuing Operations	27.7%	28.9%	28.8%

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	At December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Deferred compensation	$8,276	$6,309
Allowance for loan losses	15,737	15,667
Other	1,542	1,905

Gross deferred tax assets	$25,555	$23,881
Less: Valuation allowance	(845)	(434)

Total deferred tax assets	$24,710	$23,447

	At December 31,
	2006	2005
	(in thousands)
Deferred tax liabilities:
Premises and equipment	$3,947	$4,096
Mortgage servicing rights	5,429	5,045
Deferred loan fees	2,856	2,326
Other	2,162	2,289

Total deferred tax liabilities	$14,394	$13,756

Net Deferred Tax Asset	$10,316	$9,691
Tax effect of net unrealized loss on securities available for sale reflected in stockholders’ equity	6,707	7,865

Net Deferred Tax Asset Including Net Unrealized Loss on Securities Available for Sale	$17,023	$17,556

Net operating loss carryforwards for state income tax purposes were approximately $15.97 million at December 31, 2006. The associated deferred asset is $1,299,000 ($845,000 net of federal). The carryforwards expire beginning December 31, 2019 through December 31, 2021. A valuation allowance of $845,000 and $434,000 was established at December 31, 2006 and 2005 against the deferred tax asset, due to the uncertainty surrounding the utilization of state net operating loss carryforwards. The increase in the valuation allowance is attributable to loss carryforwards originating in 2006.

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

Retained earnings at December 31, 2006 includes $3.18 million for which no provision for income tax has been made. This amount represents allocations of income to former thrift bad debt deductions for tax purposes only. This amount will only be taxable upon the occurrence of certain events. At this time, management does not foresee the occurrence of any of these events.

Tax benefits of $0.95 million, $1.57 million and $1.60 million have been credited directly to paid in capital, with a corresponding decrease in the liability for current income taxes payable, for stock related incentives during the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 17 – EARNINGS PER SHARE

Earnings per share (EPS) calculations are as follows:

	For the years ended December 31,
	2006	2005	2004
	(in thousands, except per share data)
Numerator
Net income from continuing operations	$47,027	$47,987	$46,031
Income (loss) from discontinued operations, net of tax	248	(3,046)	(335)

Net income	$47,275	$44,941	$45,696

Denominator
Average number of shares outstanding – basic	24,466	24,814	24,955
Plus: Diluted potential common shares	52	230	255
Contingently issuable shares	44	43	41

Average number of shares outstanding – diluted	24,562	25,087	25,251

	For the years ended December 31,
	2006	2005	2004
	(in thousands, except per share data)

Earnings per share from continuing operations
Basic	$1.92	$1.93	$1.84
Diluted	$1.91	$1.91	$1.82

Earnings (loss) per share from discontinued operations
Basic	$0.01	($0.12)	($0.01)
Diluted	$0.01	($0.12)	($0.01)

Earnings per share
Basic	$1.93	$1.81	$1.83
Diluted	$1.92	$1.79	$1.81

As prescribed by SFAS No. 128, “Earnings Per Share”, basic EPS is computed by dividing income available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding.

The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued and to include shares contingently issuable pursuant to employee incentive plans. Securities (e.g. options) that do not have a current right to participate fully in earnings but that may do so in the future by virtue of their option rights are potentially dilutive shares. The dilutive shares are calculated based on the treasury stock method meaning that, for the purposes of this calculation, all outstanding options are assumed to have been exercised during the period and the resulting proceeds used to repurchase Company stock at the average market price during the period. The assumed proceeds shall also include the amount of compensation cost attributed to future services and not yet recognized in accordance with SFAS No. 123R. In computing diluted EPS, only potential common shares that are dilutive – those that reduce earnings per share or increase loss per share – are included. Exercise of options is not assumed if the result would be antidilutive.

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

	Operating Segments
	Commercial Banking	Retail Banking	Investment Management and Trust	Mortgage Banking	Other	Consolidated
	(dollars in thousands)
Years ended December 31, 2006
Net interest income	$108,222	$54,312	$436	$4,074	$(2,086)	$164,958
Non-interest income	8,224	22,198	19,859	3,581	21,727	75,589

Total revenue	116,446	76,510	20,295	7,655	19,641	240,547
Provision for loan losses	4,184	6,111	—	(175)	—	10,120
Depreciation and amortization	943	2,707	86	322	3,313	7,371
Other non-interest expense	54,489	50,763	17,639	8,252	26,851	157,994

Income (loss) from continuing operations before income taxes	56,830	16,929	2,570	(744)	(10,523)	65,062
Income tax expense (benefit)	22,164	6,602	1,160	(290)	(11,601)	18,035

Income (loss) from continuing operations	$34,666	$10,327	$1,410	$(454)	$1,078	$47,027

Discontinued operations:
Loss from discontinued operations	—	—	(131)	—	—	(131)
Income tax benefit	—	—	(379)	—	—	(379)

Income from discontinued operations	$—	$—	$248	$—	$—	$248

Net Income (loss)	$34,666	$10,327	$1,658	$(454)	$1,078	$47,275

Segment profit percentage (continuing operations)	75%	22%	4%	-1%	N/A	100%

Assets	$3,147,018	$662,157	$14,007	$305,839	$1,163,362	$5,292,383

Years ended December 31, 2005
Net interest income	$100,658	$47,811	$110	$4,598	$8,457	$161,634
Non-interest income	8,564	19,269	18,768	4,027	15,785	66,413

Total revenue	109,222	67,080	18,878	8,625	24,242	228,047
Provision for loan losses	10,306	4,287	—	601	—	15,194
Depreciation and amortization	681	2,785	83	274	4,679	8,502
Other non-interest expense	47,348	44,969	16,566	8,449	19,531	136,863

Income (loss) from continuing operations before income taxes	50,887	15,039	2,229	(699)	32	67,488
Income tax expense (benefit)	19,846	5,865	904	(273)	(6,841)	19,501

Income (loss) from continuing operations	$31,041	$9,174	$1,325	$(426)	$6,873	$47,987

Discontinued operations:
Income from discontinued operations	—	—	707	—	—	707
Income tax expense	—	—	3,753	—	—	3,753

Loss from discontinued operations	$—	$—	$(3,046)	$—	$—	$(3,046)

Net Income (loss)	$31,041	$9,174	$(1,721)	$(426)	$6,873	$44,941

Segment profit percentage (continuing operations)	76%	22%	3%	-1%	N/A	100%

Assets	$2,890,846	$654,445	$18,304	$273,612	$1,507,695	$5,344,902

Year ended December 31, 2004
Net interest income	$86,059	$43,486	$41	$7,132	$14,868	$151,586
Non-interest income	8,443	17,310	19,958	5,229	14,974	65,914

Total revenue	94,502	60,796	19,999	12,361	29,842	217,500
Provision for loan losses	10,894	4,571	—	65	—	15,530
Depreciation and amortization	599	2,363	127	189	4,222	7,500
Other non-interest expense	39,550	40,674	16,570	7,898	25,115	129,807

Income from continuing operations before income taxes	43,459	13,188	3,302	4,209	505	64,663
Income tax expense (benefit)	16,949	5,143	1,360	1,642	(6,462)	18,632

Income from continuing operations	$26,510	$8,045	$1,942	$2,567	$6,967	$46,031

Discontinued operations:
Loss from discontinued operations	—	—	(629)	—	—	(629)
Income tax benefit	—	—	(294)	—	—	(294)

Loss from discontinued operations	$—	$—	$(335)	$—	$—	$(335)

Net Income	$26,510	$8,045	$1,607	$2,567	$6,967	$45,696

Segment profit percentage (continuing operations)	68%	21%	5%	6%	N/A	100%

Assets	$2,474,790	$707,791	$17,932	$252,352	$1,487,623	$4,940,488

NOTE 19 – RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Federal banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company and its affiliates. The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of the Bank. Loans or advances to the Company and for each affiliate are limited to 10 percent of the Bank’s capital stock and surplus, but no more than 20 percent in aggregate. Loans and advances must be made on a secured basis.

At December 31, 2006, the Bank’s retained earnings available for the payment of dividends without prior regulatory approval was $43 million of which $37 million could be paid without causing the Bank to be less than well-capitalized. The amount available for loans or advances by the Bank to the Company and its affiliates amounted to $27 million.

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

As of December 31, 2006 and 2005, the most recent notification from the Company’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized a bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. At December 31, 2006, there are no conditions or events since that notification that management believes have changed the Bank’s category.

Management believes, as of December 31, 2006, that the Regulated Companies meet all capital adequacy requirements to which they are subject. The Company’s and the Bank’s actual capital amounts and ratios are presented in the table.

			For Capital Adequacy Purposes
	Actual		Minimum			Well Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(dollars in thousands)
As of December 31, 2006:
Total Capital (to Risk Weighted Assets):
Consolidated	$535,776	11.62%	$368,885	≥	8.00%	n/a		n/a
AMCORE Bank, N.A.	494,730	10.82%	365,888	≥	8.00%	$457,360	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$444,845	9.65%	184,443	≥	4.00%	n/a		n/a
AMCORE Bank, N.A.	403,805	8.83%	182,944	≥	4.00%	$274,416	≥	6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$444,845	8.26%	$215,546	≥	4.00%	n/a		n/a
AMCORE Bank, N.A.	403,805	7.55%	213,873	≥	4.00%	$267,342	≥	5.00%

As of December 31, 2005:
Total Capital (to Risk Weighted Assets):
Consolidated	$470,989	11.11%	$339,276	≥	8.00%	n/a		n/a
AMCORE Bank, N.A.	447,384	10.65%	336,112	≥	8.00%	$420,140	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$430,208	10.14%	169,638	≥	4.00%	n/a		n/a
AMCORE Bank, N.A.	406,612	9.68%	168,056	≥	4.00%	$252,084	≥	6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$430,208	8.15%	$211,271	≥	4.00%	n/a		n/a
AMCORE Bank, N.A.	406,612	7.77%	209,265	≥	4.00%	$261,581	≥	5.00%

NOTE 21 – CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED PARENT COMPANY BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands)
ASSETS
Cash and cash equivalents	$1,980	$2,169
Short-term investments	—	2,000
Due from subsidiaries	—	24
Investment in subsidiaries	410,022	410,310
Other assets	38,871	36,239

Total Assets	$450,873	$450,742

LIABILITIES
Short-term borrowings	$—	$2,000
Long-term borrowings	41,238	41,238
Other liabilities	9,589	8,987

Total Liabilities	$50,827	$52,225

STOCKHOLDERS’ EQUITY
Preferred stock	$—	$—
Common stock	6,660	6,652
Additional paid-in capital	76,452	74,110
Retained earnings	464,316	435,113
Treasury stock	(136,413)	(104,534)
Accumulated other comprehensive loss	(10,969)	(12,824)

Total Stockholders’ Equity	$400,046	$398,517

Total Liabilities and Stockholders’ Equity	$450,873	$450,742

CONDENSED PARENT COMPANY STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
INCOME:
Dividends from subsidiaries	$55,000	$24,000	$32,500
Interest income	424	130	225
Non-interest income	4,876	2,689	823

Total Income	$60,300	$26,819	$33,548

EXPENSES:
Interest expense	$3,882	$4,005	$4,149
Compensation expense and employee benefits	5,169	3,686	4,511
Other	2,625	2,184	3,414

Total Expenses	$11,676	$9,875	$12,074

Income before income tax benefits and equity in undistributed net income of subsidiaries	$48,624	$16,944	$21,474
Income tax benefits	3,019	2,672	4,420

Income before equity in undistributed net income of subsidiaries	$51,643	$19,616	$25,894
Equity in undistributed net income (losses) of subsidiaries	(4,484)	25,209	19,686

Net income before unconsolidated subsidiary	$47,159	$44,825	$45,580
Income from unconsolidated subsidiary	116	116	116

Net Income	$47,275	$44,941	$45,696

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Cash Flows from Operating Activities
Net income	$47,275	$44,941	$45,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19	22	116
Net securities gains	—	—	(15)
Deferred compensation amortization	294	199	170
Equity in undistributed net losses (income) of subsidiaries	4,484	(25,209)	(19,686)
Tax benefit on exercise of stock options	845	877	1,491
Excess tax benefit from stock based compensation	(792)	—	—
Decrease (increase) in due from subsidiaries	24	(19)	16
(Increase) decrease in other assets	(2,252)	1,374	(585)
Increase (decrease) in other liabilities	602	(2,671)	1,805
Other, net	(8)	249	84

Net cash provided by operating activities	$50,491	$19,763	$29,092

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$—	$—	$2,038
Net decrease in short term investments	2,000	1,500	10,000
Payments received on loans to subsidiaries	—	400	1,100
Other, net	721	(3,367)	(2,822)

Net cash provided by (used in) investing activities	$2,721	$(1,467)	$10,316

Cash Flows from Financing Activities
Net (decrease) increase in short-term borrowings	$(2,000)	$2,000	$(10,042)
Dividends paid	(18,072)	(16,873)	(16,956)
Issuance of common shares for employee stock plan	836	838	1,428
Excess tax benefit from stock based compensation	792	—	—
Reissuance of treasury shares for incentive plans	5,287	3,672	10,911
Purchase of shares for treasury	(40,244)	(7,702)	(24,847)

Net cash used in financing activities	$(53,401)	$(18,065)	$(39,506)

Net change in cash and cash equivalents	$(189)	$231	$(98)
Cash and cash equivalents:
Beginning of year	2,169	1,938	2,036

End of year	$1,980	$2,169	$1,938

CONDENSED QUARTERLY EARNINGS & STOCK PRICE SUMMARY (unaudited)

	2006				2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Interest income	$79,994	$83,567	$87,525	$88,090	$63,234	$67,776	$72,538	$77,061
Interest expense	38,564	42,247	46,375	47,032	23,922	27,881	31,729	35,443

Net interest income	$41,430	$41,320	$41,150	$41,058	$39,312	$39,895	$40,809	$41,618
Provision for loan losses	2,000	2,250	2,863	3,007	2,500	3,502	4,462	4,730
Non-interest income	15,699	17,466	21,160	21,264	15,335	15,920	16,846	18,312
Operating expenses	40,390	40,258	42,468	42,249	34,809	35,402	36,841	38,313

Income from continuing operations before income taxes	$14,739	$16,278	$16,979	$17,066	$17,338	$16,911	$16,352	$16,887
Income taxes	4,280	4,844	4,474	4,437	5,210	4,748	4,646	4,897

Income from continuing operations	$10,459	$11,434	$12,505	$12,629	$12,128	$12,163	$11,706	$11,990
Discontinued Operations:
Income (loss) from discontinued operations	(113)	(18)	—	—	(97)	5	1,476	(677)
Income tax expense (benefit)	(44)	(7)	—	(328)	(19)	11	599	3,162

Income (loss) from discontinued operations	$(69)	$(11)	$—	$328	$(78)	$(6)	$877	$(3,839)

Net Income	$10,390	$11,423	$12,505	$12,957	$12,050	$12,157	$12,583	$8,151

Basic earnings (loss) per share:
Income from continuing operations	$0.42	$0.46	$0.51	$0.53	$0.49	$0.49	$0.47	$0.48
Discontinued operations	—	$—	—	0.01	—	$—	0.04	(0.15)

Net Income	$0.42	$0.46	$0.51	$0.54	$0.49	$0.49	$0.51	$0.33

Diluted earnings (loss) per share:
Income from continuing operations	$0.42	$0.46	$0.51	$0.52	$0.48	$0.49	$0.47	$0.48
Discontinued operations	—	—	—	0.01	—	—	0.03	(0.16)

Net Income	$0.42	$0.46	$0.51	$0.53	$0.48	$0.49	$0.50	$0.32

Dividends per common share	$0.19	$0.19	$0.19	$0.19	$0.17	$0.17	$0.17	$0.17
Stock price ranges – high	31.66	31.89	31.10	33.51	32.44	30.16	32.90	32.25
– low	29.35	28.05	26.80	29.78	27.71	25.56	29.37	28.54
– close	31.62	29.31	30.29	32.67	28.25	29.88	31.21	30.41

The financial information contains all normal and recurring reclassifications for a fair and consistent presentation.

Quotes have been obtained from the National Association of Security Dealers. These quotes do not reflect retail mark-ups, mark-downs or commissions nor are they necessarily representative of actual transactions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of

Directors of AMCORE Financial, Inc.:

We have audited the accompanying consolidated balance sheets of AMCORE Financial, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 13 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Chicago, Illinois

March 15, 2007

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Internal Control Over Financial Reporting

(a)	Management’s Report on Internal Control over Financial Reporting

Management of AMCORE Financial, Inc. and its subsidiaries (AMCORE) is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control contains monitoring mechanisms and actions are taken to correct deficiencies identified.

Management assessed AMCORE’s internal control over financial reporting as of December 31, 2006. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment management believes that, as of December 31, 2006, AMCORE maintained effective internal control over financial reporting, including maintenance of records that, in reasonable detail, accurately and fairly reflects the transactions and dispositions of the assets, and policies and procedures that provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made in accordance with authorizations of management and directors of AMCORE.

Additionally, KPMG LLP, the independent registered public accounting firm that audited AMCORE’s consolidated financial statements as of and for the year ended December 31, 2006, included in this Form 10-K Annual Report, has issued an attestation report (following in Item 9A (b)) on management’s assessment of AMCORE’s internal control over financial reporting.

(b)	Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of AMCORE Financial, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that AMCORE Financial, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AMCORE Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of AMCORE Financial, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that AMCORE Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, AMCORE Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMCORE Financial, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements.

Chicago, Illinois

March 15, 2007

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Directors of the Registrant. The Proxy Statement and Notice of 2007 Annual Meeting, dated March 15, 2007, are incorporated herein by reference.

(b)	Executive Officers of the Registrant. The information is presented in Item 1 of this document.

(c)	Code of Ethics. The Company has adopted a code of ethics applicable to all employees, including the principal executive, principal financial and principal accounting officers of the Company. The AMCORE Financial, Inc. Code of Ethics is posted on the Company’s website at www.AMCORE.com/governance. See Part I, Item 1 of this report on Form 10-K for additional information.

ITEM 11.    EXECUTIVE COMPENSATION

The Proxy Statement and Notice of 2007 Annual Meeting, dated March 15, 2007, are incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The Proxy Statement and Notice of 2007 Annual Meeting, dated March 15, 2007, are incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of the end of the Company’s 2006 fiscal year with respect to all incentive/option plans under which equity securities are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)(3)	2,067,270	$25.87	2,045,307
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,067,270	$25.87	2,045,307

(1)	Does not include individual options to purchase 4,174 shares as of December 31, 2006, with a weighted average exercise price of $14.27 that were assumed by the Company in acquisitions. Includes options that have not vested and, therefore, are not currently exercisable. See Note 13 – Stock Incentive Plans – of the Notes to Consolidated Financial Statements for additional information on vesting schedules. For purposes of determining diluted shares for earnings per share calculations, only options which are ‘in-the-money’ are included in the calculation. See Note 17 – Earnings Per Share – of the Notes to Consolidated Financial Statements for additional information.
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

(3)	The Restricted Stock Plan provides for the issuance of restricted shares. The remaining shares available for grant total 207,912.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Proxy Statement and Notice of 2007 Annual Meeting, dated March 15, 2007, are incorporated herein by reference. See also Note 4 of the Notes to Consolidated Financial Statements.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Proxy Statement and Notice of 2007 Annual Meeting, dated March 15, 2007, are incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	1. FINANCIAL STATEMENTS

The following Consolidated Financial Statements of AMCORE are filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

Consolidated Balance Sheets – December 31, 2006 and 2005

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements – December 31, 2006, 2005 and 2004

Report of Independent Registered Public Accounting Firm

(a)	2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been included in the Consolidated Financial Statements or are either not applicable or not significant.

(a)	3. EXHIBITS

3.1	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

3.2	By-laws of AMCORE Financial, Inc., as amended February 11, 2004 (Incorporated by reference to Exhibit 3.2 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.1	Indenture, dated as of March 25, 1997, between the Company and The First National Bank of Chicago (now known as JPMorgan Chase; formerly Bank One Corporation) (Incorporated by reference to Exhibit 4.1 of the Company’s registration statement on Form S-4, Registration No. 333-25375 as filed with the Commission on April 17, 1997).

4.2	Form of New Guarantee between the Company and The First National Bank of Chicago (now known as JPMorgan Chase; formerly Bank One Corporation) (Incorporated by reference to Exhibit 4.7 of the Company’s registration statement on Form S-4, Registration No. 333-25375 as filed with the Commission on April 17, 1997).

10.1	AMCORE Financial, Inc. 2000 Stock Incentive Plan (Incorporated by reference to AMCORE’s Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE’s Annual Report on Form 10-K for year ended December 31, 1999).

10.2	AMCORE Financial, Inc. 2001 Stock Option Plan for Non-Employee Directors (Incorporated by reference to AMCORE’s Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE’s Annual Report on Form 10-K for year ended December 31, 2000).

10.3	Amended and Restated AMCORE Stock Option Advantage Plan (Incorporated by reference to AMCORE’s Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE’s Annual Report on Form 10-K for year ended December 31, 2003).

10.4A	Amended and Restated Transitional Compensation Agreement, dated December 18, 2001, between AMCORE Financial, Inc. and the following individuals: Kenneth E. Edge, John R. Hecht and James S. Waddell (Incorporated by reference to Exhibit 10.4D of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.4B	Amended and Restated Transitional Compensation Agreement, dated December 18, 2001, between AMCORE Financial, Inc. and Joseph B. McGougan (Incorporated by reference to Exhibit 10.4E of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.4C	Amended and Restated Transitional Compensation Agreement, dated April 1, 2002, between AMCORE Financial, Inc. and Patricia M. Bonavia (Incorporated by reference to Exhibit 10 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.4D	Separation, Release and Consulting Agreement, dated June 20, 2002, between AMCORE Financial, Inc. and Robert J. Meuleman (Incorporated by reference to Exhibit 10.1 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.4E	Amended and Restated Transitional Compensation Agreement, dated May 7, 2003, between AMCORE Financial, Inc. and Eleanor F. Doar (Incorporated by reference to Exhibit 10.2 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.5	Executive Insurance Agreement, dated August 10, 1998, between AMCORE Financial, Inc. and the following executives: Kenneth E. Edge, John R. Hecht, and James S. Waddell (Incorporated by reference to Exhibit 10.10 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.6	Supplemental Executive Retirement Plan, dated May 20, 1998 (Incorporated by reference to Exhibit 10.9 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.7	AMCORE Financial, Inc. Amended and Restated Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.8	AMCORE Financial, Inc. Annual Incentive Plan (Incorporated by reference to Exhibit 10.1 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.9	AMCORE Financial, Inc. Performance Share Program (Incorporated by reference to AMCORE’s Form 8-K as filed with the Commission on May 9, 2005).

10.10	AMCORE Financial, Inc. 2005 Stock Award and Incentive Plan (Incorporated by reference to AMCORE’s Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE’s Annual Report on Form 10-K for year ended December 31, 2004).

10.11	Transitional Compensation Agreement dated February 6, 2006, between AMCORE Financial, Inc. and Donald H. Wilson (Incorporated by reference to AMCORE’s form 8-K as filed with the Commission on February 24, 2006).

10.12	AMCORE Financial, Inc. Stock Repurchase Program and Quarterly Dividend (Incorporated by reference to AMCORE’s form 8-K as filed with the Commission on May 5, 2006).

10.13	Severance Agreement, Release, and Waiver, dated July 10, 2006, between AMCORE Financial, Inc. and Joseph B. McGougan, (Incorporated by reference to AMCORE’s form 8-K as filed with the Commission on July 11, 2006).

10.14	Consent Order and Stipulation and Consent to the Issuance of a Consent Order between AMCORE Bank, N.A. and the Office of the Comptroller of Currency, dated August 10, 2006 (Incorporated by reference to AMCORE’s form 8-K as filed with the Commission on August 14, 2006).

10.15	Retirement Agreement, Release and Waiver, dated October 18, 2006, between AMCORE Investment Group, N.A., its parent, subsidiaries and affiliates and Patricia M. Bonavia, (Incorporated by reference to AMCORE’s form 8-K as filed with the Commission on October 23, 2006).

10.16	Separation Agreement, Release and Waiver, dated February 1, 2007, between John R. Hecht, AMCORE Bank, N.A., its subsidiaries and affiliates. (Incorporated by reference to AMCORE’s form 8-K as filed with the Commission on February 2, 2007).

21	Subsidiaries of the Registrant

23	Consent of KPMG LLP

24	Power of Attorney

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMCORE FINANCIAL, INC.

Date: March 15, 2007	By:
Donald H. Wilson
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below on the 15th day of March, 2007 by the following persons on behalf of the Registrant in the capacities indicated.

Name	Title
Kenneth E. Edge	Chairman and Chief Executive Officer (principal executive officer)

Donald H. Wilson	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Directors: Paula A. Bauer, Paul Donovan, Kenneth E. Edge, John W. Gleeson, John A. Halbrook, Frederick D. Hay, Teresa Iglesias-Solomon, William R. McManaman, Steven S. Rogers, Jack D. Ward and Gary L. Watson

Kenneth E. Edge *

Donald H. Wilson *

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