Form 10-Q
period 2007-03-31
AMCORE FINANCIAL INC
filed 2007-05-10
CIK 714756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 1, 2007, 23,095,000 shares of common stock were outstanding.

AMCORE Financial, Inc.

Form 10–Q Table of Contents

PART 1. ITEM 1. FINANCIAL STATEMENTS

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

			(Unaudited) March 31, 2007	December 31, 2006
			( in thousands, except share data)
ASSETS
Cash and cash equivalents			$125,906	$146,060
Interest earning deposits in banks and fed funds sold			1,537	3,476
Loans held for sale			16,306	13,818
Securities available for sale, at fair value			862,143	899,833
Gross loans			3,985,148	3,946,551
Allowance for loan losses			(41,308)	(40,913)

Net loans			$3,943,840	$3,905,638
Company owned life insurance			135,537	134,583
Premises and equipment, net			90,848	91,561
Goodwill			6,148	6,148
Foreclosed real estate, net			1,205	1,247
Other assets			86,432	90,019

Total Assets			$5,269,902	$5,292,383

LIABILITIES
Deposits:
Non-interest bearing deposits			$477,974	$543,070
Interest bearing deposits			1,854,832	1,801,335
Time deposits			1,197,619	1,204,908

Total bank issued deposits			$3,530,425	$3,549,313
Wholesale deposits			662,965	796,869

Total deposits			$4,193,390	$4,346,182
Short-term borrowings			219,260	136,747
Long-term borrowings			391,425	342,012
Other liabilities			68,720	67,396

Total Liabilities			$4,872,795	$4,892,337

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued Common stock, $0.22 par value; authorized 45,000,000 shares;			$—	$—

	2007	2006
Issued	29,980,417	29,972,232
Outstanding	23,507,423	23,792,320	6,662	6,660
Treasury stock	6,472,994	6,179,912	(146,013)	(136,413)
Additional paid-in capital			76,615	76,452
Retained earnings			468,157	464,316
Accumulated other comprehensive loss			(8,314)	(10,969)

Total Stockholders’ Equity			$397,107	$400,046

Total Liabilities and Stockholders’ Equity			$5,269,902	$5,292,383

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
INTEREST INCOME
Interest and fees on loans	$75,863	$66,890
Interest on securities:
Taxable	8,590	11,016
Tax-exempt	873	1,708

Total Income on Securities	$9,463	$12,724

Interest on federal funds sold and other short-term investments	212	87
Interest and fees on loans held for sale	150	283
Interest on deposits in banks	54	10

Total Interest Income	$85,742	$79,994

INTEREST EXPENSE
Interest on deposits	$37,589	$29,842
Interest on short-term borrowings	1,884	5,841
Interest on long-term borrowings	5,873	2,881

Total Interest Expense	$45,346	$38,564

Net Interest Income	40,396	41,430
Provision for loan losses	3,179	2,000

Net Interest Income After Provision for Loan Losses	$37,217	$39,430

NON-INTEREST INCOME
Investment management and trust income	$4,080	$3,665
Service charges on deposits	6,329	5,550
Net mortgage revenues	926	1,232
Company owned life insurance income	954	929
Brokerage commission income	863	881
Bankcard fee income	1,860	1,357
Gain on sale of loans	241	161
Other	4,127	1,699

Non-Interest Income, Excluding Net Security Gains	$19,380	$15,474
Net security gains	—	225

Total Non-Interest Income	$19,380	$15,699
OPERATING EXPENSES
Compensation expense	$20,604	$19,995
Employee benefits	5,856	5,061
Net occupancy expense	3,792	2,670
Equipment expense	2,524	2,215
Data processing expense	687	755
Professional fees	1,929	1,705
Communication expense	1,323	1,258
Advertising and business development	1,137	1,723
Other	7,130	5,008

Total Operating Expenses	$44,982	$40,390

Income from continuing operations before income taxes	$11,615	$14,739
Income taxes	3,396	4,280

Income from continuing operations	$8,219	$10,459

Discontinued operations:
Loss from discontinued operations	$—	$(113)
Income tax benefit	—	(44)

Loss from discontinued operations	$—	$(69)

Net Income	$8,219	$10,390

EARNINGS PER COMMON SHARE
Basic: Income from continuing operations	$0.35	$0.42
Loss from discontinued operations	—	—

Net Income	$0.35	$0.42

Diluted: Income from continuing operations	$0.35	$0.42
Loss from discontinued operations	—	—

Net Income	$0.35	$0.42

DIVIDENDS PER COMMON SHARE	$0.185	$0.185
AVERAGE COMMON SHARES OUTSTANDING
Basic	23,687	24,811
Diluted	23,804	24,956

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except share data)
Balance at December 31, 2005	$6,652	$(104,240)	$74,110	$435,113	$(294)	$(12,824)	$398,517

Comprehensive Income (Loss):
Net Income	—	—	—	10,390	—		10,390

Net unrealized holding losses on securities available for sale arising during the period	—	—	—	—	—	(8,440)	(8,440)
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(225)	(225)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	3,291	3,291

Net unrealized losses on securities available for sale	—	—	—	—	—	(5,374)	(5,374)

Comprehensive Income (Loss)	—	—	—	10,390	—	(5,374)	5,016
Cash dividends on common stock - $0.185 per share	—	—	—	(4,591)	—	—	(4,591)
Purchase of 49,934 shares for the treasury	—	(1,506)	—	—	—	—	(1,506)
Deferred compensation and other	—	—	100	—	—	—	100
Stock-based compensation	—	—	1,035	—	—	—	1,035
Reclassification upon adoption of SFAS No. 123R	—	—	342	—	294	—	636
Reissuance of 52,771 treasury shares for incentive plans	—	1,623	(344)	—	—	—	1,279
Issuance of 12,651 common shares for Employee Stock Plan	3	—	301	—	—	—	304

Balance at March 31, 2006	$6,655	$(104,123)	$75,544	$440,912	$—	$(18,198)	$400,790

Balance at December 31, 2006	$6,660	$(136,413)	$76,452	$464,316	$—	$(10,969)	$400,046

Comprehensive Income (Loss):
Net Income	—	—	—	8,219	—	—	8,219

Transition Obligation Amortization	—	—	—	—	—	42	42
Net unrealized holding gains on securities available for sale arising during the period	—	—	—	—	—	4,206	4,206
Income tax effect related to items of other comprehensive income	—	—	—	—	—	(1,593)	(1,593)

Net unrealized gains on securities available for sale	—	—	—	—	—	2,613	2,613

Comprehensive Income	—	—	—	8,219	—	2,655	10,874

Cash dividends on common stock - $0.185 per share	—	—	—	(4,378)	—	—	(4,378)
Purchase of 443,295 shares for the treasury	—	(14,585)	—	—	—	—	(14,585)
Deferred compensation and other	—	—	86	—	—	—	86
Stock-based compensation	—	—	918	—	—	—	918
Reissuance of 150,213 treasury shares for incentive plans	—	4,985	(1,057)	—	—	—	3,928
Issuance of 8,185 common shares for Employee Stock Plan	2	—	216	—	—	—	218

Balance at March 31, 2007	$6,662	$(146,013)	$76,615	$468,157	$—	$(8,314)	$397,107

See accompanying notes to consolidated financial statements.

AMCORE FINANICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Cash Flows From Operating Activities
Net income	$8,219	$10,390
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,062	1,739
Amortization and accretion of securities, net	205	442
Stock-based compensation expense	867	1,035
Tax benefit on exercise of stock options	547	189
Excess tax benefits from stock-based compensation	(521)	(59)
Provision for loan losses	3,179	2,000
Company owned life insurance income, net of claims	(954)	(929)
Net securities gains	—	(225)
Net gains on sale of loans	(241)	(161)
Net gain on sale of OMSRs	(2,365)	—
Net gains on sale of mortgage loans held for sale	(330)	(612)
Originations of mortgage loans held for sale	(59,274)	(64,566)
Proceeds from sales of mortgage loans held for sale	57,116	58,421
Deferred income tax (benefit) expense	(3,634)	607
Loss on existquishment of debt	2,256	—
Decrease (increase) in other assets	6,384	(1,799)
Increase (decrease) in other liabilities	1,615	(7,840)

Net cash provided by (used for) operating activities	$15,131	$(773)

Cash Flows From Investing Activities
Proceeds from maturities of securities available for sale	$44,672	$53,324
Proceeds from sales of securities available for sale	519	40,124
Purchase of securities available for sale	(3,501)	(50,080)
Net increase in federal funds sold and other short-term investments	—	(16,300)
Net decrease in interest earning deposits in banks	1,939	403
Net increase in loans	(42,294)	(57,949)
Proceeds from the sale of loans	212	2,233
Net proceeds from sale of OMSRs	16,426	—
Reduction in OMSR carrying value due to sale	(14,061)	—
Investment in company owned life insurance	—	(10)
Premises and equipment expenditures, net	(1,348)	(2,833)
Proceeds from the sale of foreclosed real estate	228	487

Net cash provided by (used for) investing activities	$2,792	$(30,601)

Cash Flows From Financing Activities
Net decrease in non-interest-bearing demand deposits	$(65,096)	$(45,342)
Net increase (decrease) in interest-bearing demand deposits	53,497	(8,362)
Net (decrease) increase in time deposits	(7,289)	21,028
Net (decrease) increase in wholesale deposits	(133,904)	59,881
Net increase (decrease) in short-term borrowings	21,505	(114,405)
Proceeds from long-term borrowings	151,547	100,000
Extinguishment of debt	(43,494)	—
Dividends paid	(4,378)	(4,591)
Issuance of common shares for employee stock plan	218	304
Reissuance of treasury shares for incentive plans	3,381	1,090
Excess tax benefits from stock-based compensation	521	59
Purchase of shares for treasury	(14,585)	(1,506)

Net cash (used in) provided by financing activities	$(38,077)	$8,156

Net change in cash and cash equivalents	$(20,154)	$(23,218)
Cash and cash equivalents:
Beginning of year	146,060	144,350

End of period	$125,906	$121,132

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$38,425	$29,650
Interest paid on borrowings	7,462	7,201
Income tax payments	2	3,096

Non-Cash Investing and Financing
Foreclosed real estate - acquired in settlement of loans	200	51
Transfer current portion of long-term borrowings to short-term borrowings	61,008	7
Capitalized interest	16	67

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

The accompanying unaudited Consolidated Financial Statements and related notes, including the critical accounting estimates, should be read in conjunction with the audited Financial Statements and related notes contained in the 2006 Annual Report of AMCORE Financial, Inc. and Subsidiaries (the “Company”) on Form 10-K (2006 Form 10-K). There have been no other significant changes to our accounting policies from the 2006 Form 10-K.

Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the 2006 Form 10–K.

Discontinued Operations

For the first quarter of 2006, the net loss from discontinued operations was $69,000, and resulted from adjustments of expenses from the sale of Investors Management Group, Ltd. (IMG) in 2005.

New Accounting Standards

During the first quarter of 2007, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 requires an entity to separately recognize servicing assets and servicing liabilities and to report these balances at fair value upon inception. After initial recognition at fair value, the Company continues amortization and measurement of lower-of-cost or market. With the sale of the majority of the Company’s Originated Mortgage Servicing Rights (OMSRs) during the quarter, the adoption of this standard will not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 06-5 “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin (TB) No. 85-4, Accounting for Purchases of Life Insurance.” The issue discusses whether an entity should consider the contractual ability to surrender all of the individual-life policies together when determining the amount that could be realized. Under some insurance contracts, the policies provide a greater surrender value if all individual policies are surrendered at the same time rather than if the policies were surrendered over a period of time. The EITF determined that any additional amounts included in the contractual terms should be considered when determining the realizable amounts. This issue was adopted in the first quarter of 2007 and did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2006, the FASB issued Financial Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” that clarifies the accounting for uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was adopted in the first quarter of 2007. The adoption of this interpretation had no impact on the Company’s consolidated financial position or results of operations.

NOTE 2 - SECURITIES

A summary of information for investment securities, categorized by security type, at March 31, 2007 and December 31, 2006 follows. Fair values are based on quoted market prices or are based on quoted prices for similar financial instruments.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2007
Securities Available for Sale:
U.S. Treasury	$5,000	$—	$(14)	$4,986
U.S. Government sponsored enterprises (GSEs)	50,678	93	(567)	50,204
Mortgage-backed securities (1)	687,173	716	(13,737)	674,152
State and political subdivisions	93,135	538	(654)	93,019
Corporate obligations and other (2)	39,507	305	(30)	39,782

Total Securities Available for Sale	$875,493	$1,652	$(15,002)	$862,143

December 31, 2006
Securities Available for Sale:
U.S. Treasury	$5,002	$—	$(38)	$4,964
U.S. Government sponsored enterprises (GSEs)	51,635	11	(727)	50,919
Mortgage-backed securities (1)	727,839	471	(17,692)	710,618
State and political subdivisions	93,441	548	(629)	93,360
Corporate obligations and other (2)	39,472	536	(36)	39,972

Total Securities Available for Sale	$917,389	$1,566	$(19,122)	$899,833

A summary of unrealized loss information for investment securities, categorized by security type, was as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (3)	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2007
Securities Available for Sale:
U.S. Treasury	$—	$—	$4,986	$(14)	$4,986	$(14)
U.S. Government sponsored enterprises (GSEs)	—	—	30,901	(567)	30,901	(567)
Mortgage-backed securities (1)	745	(1)	613,184	(13,736)	613,929	(13,737)
State and political subdivisions	18,470	(77)	37,503	(577)	55,973	(654)
Corporate obligations and other (2)	—	—	1,461	(30)	1,461	(30)

Total Unrealized Losses on Securities Available for Sale	$19,215	$(78)	$688,035	$(14,924)	$707,250	$(15,002)

December 31, 2006
Securities Available for Sale:
U.S. Treasury	$—	$—	$4,964	$(38)	$4,964	$(38)
U.S. Government sponsored enterprises (GSEs)	—	—	37,826	(727)	37,826	(727)
Mortgage-backed securities (1)	29,449	(92)	648,375	(17,600)	677,824	(17,692)
State and political subdivisions	19,244	(77)	33,010	(552)	52,254	(629)
Corporate obligations and other (2)	101	—	1,475	(36)	1,576	(36)

Total Unrealized Losses on Securities Available for Sale	$48,794	$(169)	$725,650	$(18,953)	$774,444	$(19,122)

(1)	Includes the following U.S. Government agency issuances: $6 million of Government National Mortgage Association and $4 million of United States Department of Veterans Affairs at both March 31, 2007 and December 31, 2006.
(2)	Includes investments of $4 million and $20 million, respectively, in stock of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB) at both March 31, 2007 and December 31, 2006. These investments are recorded at historical cost with income recorded when dividends are declared. A portion of the FRB and FHLB investments are restricted as to sale because they are held to satisfy membership requirements.
(3)	The Company has the ability to hold, and has no present intent to dispose of, the related securities as of March 31, 2007. The total $15 million of unrealized losses is related to 186 securities. None of the unrealized losses were individually significant to the total and, except as discussed below, the unrealized losses were caused by interest rate increases. Of the total, $13.7 million was related to 116 mortgage-backed securities issued by GSEs with a quality rating of “Aaa”; $567,000 related to five “Aaa” rated GSEs; $14,000 related to one “Aaa” rated treasury note; and $578,000 related to 62 municipal obligation bonds with quality ratings from “A1” to “Aaa”, with the exception of two that were not rated. Corporate obligations and other included two asset-backed bonds that had an unrealized loss of $29,000 and were collateralized by owner occupied first lien, conforming mortgage loans. These bonds had a quality rating of “Aaa” and were sufficiently collateralized such that credit loss was considered remote, and the securities had an weighted average remaining life of .77 years. In the event of prepayment, it is expected that the Company would recover substantially all of its recorded investment in both of these securities.

A summary of realized gain and loss information follows:

	Realized Gains	Realized Losses	Net Gains/ (Losses)
	(in thousands)
For the three months ended:
March 31, 2007	$—	$—	$—
March 31, 2006	1,012	(787)	225

At March 31, 2007 and 2006, securities with a fair value of approximately $511 million and $716 million, respectively, were pledged to secure public deposits, securities under agreements to repurchase, derivative credit exposure and for other purposes required by law.

The above schedules include amortized cost of $29.5 million and fair value of $29.6 million in equity investments at March 31, 2007. The amortized cost and fair value were $29.2 million and $29.7 million, respectively, at December 31, 2006. These are included in the “corporate obligations and other” classification above.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at March 31, 2007 and December 31, 2006 was as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Commercial, financial and agricultural	$802,577	$798,168
Real estate-commercial	1,928,930	1,926,813
Real estate-residential	484,821	493,500
Real estate-construction	462,593	420,379
Installment and consumer	306,227	307,691

Gross loans	$3,985,148	$3,946,551
Allowance for loan losses	(41,308)	(40,913)

Net Loans	$3,943,840	$3,905,638

An analysis of the allowance for loan losses for the periods ended March 31, 2007 and March 31, 2006 is presented below:

	For the Three Months Ended
	March 31, 2007	March 31, 2006
	(in thousands)
Balance at beginning of year	$40,913	$40,756
Provision charged to expense	3,179	2,000
Loans charged off	(3,679)	(3,103)
Recoveries on loans previously charged off	895	1,080

Balance at end of period	$41,308	$40,733

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill by segment at March 31, 2007 is as follows (in thousands):

Retail Banking	$3,572
Commercial Banking	2,381
Investment Management and Trust	195

Total Goodwill	$6,148

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2007.

During the first quarter of 2007, the Company sold a majority of its OMSR relating to $1.4 billion of mortgage loans serviced for other investors for a total sales price of $16.4 million. The sale resulted in a net pre-tax gain of $2.4 million which was included in Other Income during the first quarter of 2007.

The remaining OMSR asset values, which are recorded in Other Assets on the Consolidated Balance Sheets and are included in the Mortgage Banking Segment, are as follows:

	Quarters Ended March 31,
	2007	2006
	(in thousands)
Unamortized Cost of OMSRs
Balance at beginning of year	$14,287	$13,275
Additions of OMSRs	639	770
Amortization	(186)	(531)
Sale of OMSRs	(14,061)	—

Balance at end of period	$679	$13,514

Fair Value of OMSRs	$760	$16,416

There were no impairment valuations recorded at March 31, 2007 or March 31, 2006.

The current and estimated OMSR amortization expense on the Company’s OMSR asset are as follows (in thousands):

Aggregate Amortization Expense
For Quarter Ended 3/31/07	$186
Estimated Amortization Expense
For Remainder of Year Ending 12/31/07	$106
For Year Ending 12/31/08	127
For Year Ending 12/31/09	106
For Year Ending 12/31/10	86
For Year Ending 12/31/11	68
For Year Ending 12/31/12	54
Thereafter	132

Total	$679

The weighted-average amortization period for OMSR retained during the first quarter of 2007 was 15 years. The unpaid principal balance of mortgage loans serviced for others, plus mortgage loans held for sale, was $63.2 million as of March 31, 2007, $1.5 billion as of December 31, 2006 and $1.5 billion as of March 31, 2006. The decline since December 31, 2006 is a result of the OMSR sale noted above.

NOTE 5 – SALE OF RECEIVABLES

The Company periodically sells certain indirect automobile loans in securitization transactions. Upon sale, the net carrying amount of the loans is removed from the Consolidated Balance Sheet in exchange for cash and certain retained residual interests. The retained interests include rights to service the loans that were sold (the “Servicing Rights”) and an interest in residual cash flows (the “Interest-Only Strip”). The Interest-Only Strip includes the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the “Excess Spread”) plus an interest in sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the “Credit Enhancement” or “Overcollateralization”). There were no sales of indirect automobile loans during the first quarter of 2007 or 2006.

The Company receives monthly servicing fees equal to 0.75% per annum of the outstanding beginning principal balance of the loans serviced for the month and rights to future cash flows arising after the investors in the securitization trust have received the returns for which they have contracted. The Company’s retained interests are subordinate to investors’ interests. The value of the Interest-Only Strip is subject to prepayment risk and interest rate risk on the Excess Spread and credit risk on the transferred automobile loans on the Overcollateralization. The Company’s risk of loss attributable to prepayment and credit risk is limited to its interest in the Interest-Only Strip. Neither the investors nor the securization trust have any further recourse to the Company’s other assets. Interest rate risk could exceed the Company’s interest in the Excess Spread, but such a possibility is not considered probable as of March 31, 2007.

Key economic assumptions used in measuring the retained interests as of March 31, 2007, including the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions, are as follows:

	Actual	10% Adverse Change	20% Adverse Change
	(in thousands)
Prepayment speed assumptions
Prepayment speed	2.36%	2.60%	2.83%
Weighted average life (in months)	8.0	8.0	7.9
Fair value of retained interests	$4,800	$4,800	$4,799
Change in fair value	$—	$—	$(1)
Expected credit loss assumptions
Expected credit losses (loss to liquidation)	0.42%	0.46%	0.51%
Fair value of retained interests	$4,800	$4,784	$4,767
Change in fair value	$—	$(16)	$(33)
Residual cash flow discount rate assumptions
Residual cash flow discount rate (annual)	12.0%	13.2%	14.4%
Fair value of retained interests	$4,800	$4,750	$4,700
Change in fair value	$—	$(50)	$(100)
Interest rate assumptions
Weighted average forward rate (annual)	4.69%	5.13%	5.58%
Fair value of retained interests	$4,800	$4,662	$4,547
Change in fair value	$—	$(138)	$(253)

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

Total cash flows attributable to the indirect automobile loan securitization transactions were inflows of $269,000 and $1.7 million for the first quarters of 2007 and 2006, respectively. The following table summarizes the various cash flows received from and paid to the securitization trust:

	Servicing Fees Collected	Other Cash Flows
	(in thousands)
Cash flows received from trust in first quarter 2007	$104	$165
Cash flows received from trust in first quarter 2006	$237	$1,464

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

	Total Principal Amount of Loans		Principal Amount of Delinquent Loans		Net Credit Losses
	As of March 31,				Year-to-Date
	(in thousands)
	2007	2006	2007	2006	2007	2006
Held in portfolio	$240,704	$250,271	$2,184	$2,359	$434	$301
Securitized	44,651	94,044	1,093	1,941	60	432

Total	$285,355	$344,315	$3,277	$4,300	$494	$733

Actual and projected static pool credit losses, as a percentage of indirect automobile loans securitized are 1.77%, 1.81% and 1.81% as of the quarters ended March 31, 2007, 2008, and 2009, respectively. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amounts shown here for each year are a weighted average for all indirect automobile loan securitizations.

NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	(in thousands)
Securities sold under agreements to repurchase	$79,122	$84,366
Federal Home Loan Bank borrowings	68,512	7,512
Federal funds purchased	71,525	39,580
U.S. Treasury tax and loan note accounts	84	5,273
Commercial paper and other short-term borrowings	17	16

Total Short-Term Borrowings	$219,260	$136,747

NOTE 7 - LONG-TERM BORROWINGS

Long-term borrowings consisted of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	(in thousands)
Federal Home Loan Bank borrowings	$288,850	$249,741
Trust Preferred borrowings	51,547	41,238
Subordinated Debentures	50,000	50,000
Capitalized lease obligation	1,028	1,033

Total Long-Term Borrowings	$391,425	$342,012

The Company periodically borrows from the FHLB, collateralized by mortgage-backed securities and eligible one to four family and multi-family real estate loans. The average stated maturity of these borrowings at March 31, 2007 is 2.7 years, with a weighted average borrowing rate of 4.95%. Certain fixed-rate FHLB borrowings have prepayment penalties and call or conversion to floating-rate features associated with them. FHLB borrowings of $1.0 million have call or conversion features, which have the potential to be exercised by FHLB between 2007 and 2008. Mortgage-related assets with a carrying value of $515 million were held as collateral for FHLB borrowings at March 31, 2007.

On March 27, 2007, the Company redeemed its 9.35% AMCORE Capital Trust I (Capital Trust) preferred securities for a premium of $1.9 million and wrote off the remaining unamortized issuance costs of $386,000.

The redemption was funded by a $50 million of new trust preferred securities (Capital Trust II) and $2 million of common securities which pay cumulative cash distributions semi-annually at an annual rate of 6.45%. The securities are redeemable at any time up to June 6, 2012 at a declining rate of 104.4% to 100% of the principal amount. After June 6, 2012, they are redeemable at par until June 6, 2037 when redemption is mandatory. Prior redemption is permitted under certain circumstances such as changes in tax or regulatory capital rules. The proceeds of the capital securities were invested in junior subordinated debentures that represent all of the assets of Capital Trust II. The Company fully and unconditionally guarantees the capital securities through the combined operation of the debentures and other related documents. The Company’s obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Company. The $52 million of debenturesbear interest at a rate of 6.45% with put features that mirror the capital security call features. Of the $52 million, $50 million qualifies as Tier 1 Capital for regulatory capital purposes.

During 2006, the Company issued two fixed/floating rate junior subordinate debentures of $35 million and $15 million for a total of $50 million. The average stated maturity of these debentures at March 31, 2007 is 14.6 years, with a weighted average interest rate of 6.93%. The initial interest rate is fixed and the earliest call date is September 15, 2016. After the first call date, successive payments if any due thereafter bear a weighted average interest rate equal to three-month LIBOR plus 1.66%. The debt qualifies as Tier 2 Capital for regulatory capital purposes.

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

The Company reclassifies borrowings to short-term borrowings when the remaining maturity becomes less than one year. Scheduled reductions of long-term borrowings are as follows:

Total
(in thousands)
2008	$82,870
2009	79,027
2010	444
2011	125,036
2012	45
Thereafter	104,003

Total Long-Term Borrowings	$391,425

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

The following derivative related activity is included in other non-interest income or miscellaneous other expense, depending on the direction, in the Consolidated Statements of Income, for the three months ended:

	March 31, 2007	March 31, 2006
Changes in Value:
Derivatives not qualifying for Hedge accounting	$81	$(361)
Ineffective portion of fair value Hedges	21	23
Mortgage loan derivatives	(58)	5

Total	$44	$(333)

Fair value Hedges on $74 million of FHLB borrowings were terminated in 2006 and 2004, resulting in a loss of $2.9 million and a gain of $690,000, respectively. These amounts were deferred and classified as long-term debt with amortization to earnings over the remaining terms of the FHLB borrowings, in accordance with SFAS 138, “Accounting for Derivative Instruments and Hedging Activities”.

NOTE 9 – CONTINGENCIES, GUARANTEES AND REGULATORY MATTERS

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

Guarantees:

The Bank, as a provider of financial services, routinely enters into commitments to extend credit to its customers, including a variety of letters of credit. Letters of credit are a conditional but generally irrevocable form of guarantee on the part of the Bank to make payments to a third party obligee, upon the default of payment or performance by the Bank customer or upon consummation of the underlying transaction as intended. Letters of credit are typically issued for a period of one year to five years, but can be extended depending on the Bank customer’s needs. As of March 31, 2007, the maximum remaining term for any outstanding letter of credit expires on February 28, 2013.

A fee is normally charged to compensate the Bank for the value of the letter of credit that is issued at the request of the Bank customer. The fees are deferred and recognized as income over the term of the guarantee. As of March 31, 2007, the carrying value of these deferrals was a deferred credit of $960,000. This amount included a $140,000 guarantee liability for letters of credit recorded in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The remaining $820,000 represented deferred fees charged for letters of credit exempted from the scope of FIN 45.

At March 31, 2007, the contractual amount of all letters of credit, including those exempted from FIN 45, was $233.7 million. These represent the maximum potential amount of future payments that the Company would be obligated to pay under the guarantees.

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

In addition to the guarantee liability and deferred fees described above, the Company has recorded a contingent liability for estimated probable losses on unfunded loan commitments and letters of credit outstanding. This liability was $937,000 as of March 31, 2007 and $1.1 million as of December 31, 2006.

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

On August 10, 2006, the Bank entered into a Consent Order with the OCC. This order primarily imposes requirements on the Bank to take certain actions to strengthen its compliance monitoring policies, procedures, training and overall program relating to the Bank Secrecy Act/Anti-Money Laundering (BSA/AML) regulations. The Consent Order did not impose any fine or civil money penalty on the Bank, but does make the Bank ineligible for certain expedited approvals. AMCORE has been working to strengthen and enhance its BSA/AML program to comply with the terms of the consent order. The BSA/AML program enhancements are subject to review by the OCC to determine if they comply with the commitments under the consent order or whether additional steps are necessary.

NOTE 10 – EARNINGS PER SHARE

Earnings per share (EPS) calculations are as follows:

	For the Three Months Ended March 31,
	2007	2006
	(in thousands, except per share data)
Numerator
Net Income from continuing operations	$8,219	$10,459
Loss from discontinued operations, net of tax	—	(69)

Net income	$8,219	$10,390

Denominator
Average number of shares outstanding – basic	23,687	24,811
Plus: Diluted potential common shares	92	99
Contingently issuable shares	25	46

Average number of shares outstanding – diluted	23,804	24,956

Earnings per share from continuing operations
Basic	$0.35	$0.42
Diluted	0.35	0.42

Loss per share from discontinued operations
Basic	—	—
Diluted	—	—

Earnings per share
Basic	0.35	0.42
Diluted	0.35	0.42

As prescribed by SFAS No.128, “Earnings Per Share”, basic EPS is computed by dividing income available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding.

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

NOTE 11 - SEGMENT INFORMATION

AMCORE’s internal reporting and planning process focuses on its four primary lines of business (Segment(s)): Commercial Banking, Retail Banking, Investment Management and Trust, and Mortgage Banking. The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray each Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an appropriate allocation of shared support function expenses. The Segments also include funds transfer adjustments to appropriately reflect the cost of funds on assets and funding credits on liabilities and equity. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2006.

Since there are no comprehensive authorities for management accounting equivalent to U.S. generally accepted accounting principles, the information presented may not necessarily be comparable with similar information from other financial institutions. In addition, methodologies used to measure, assign and allocate certain items may change from time-to-time to reflect, among other things, accounting estimate refinements, changes in risk profiles, changes in customers or product lines, and changes in management structure. During the first quarter of 2007, the Company changed its method for measuring fund transfer adjustments to include non-earning assets, liabilities, and equity, in addition to funds transfer adjustments for loans made and deposit generated. The effect of this change was to increase the Commercial Banking and Retail Banking Segments by $1.3 million and $514,000, respectively, and decrease the Mortgage Banking segment by $33,000.

Total Segment results differ from consolidated results primarily due to inter-segment eliminations, certain corporate administration costs, items not otherwise allocated in the management accounting process and treasury and investment activities. The affect of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and is included in the “Other” column. On December 30, 2005, the Company completed the sale of IMG. The results of IMG have been presented in discontinued operations.

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

	Operating Segments
	Commercial Banking	Retail Banking	Investment Management and Trust	Mortgage Banking	Other	Consolidated
	(dollars in thousands)
For the three months ended March 31, 2007
Net interest income	$29,017	$14,482	$109	$1,034	$(4,246)	$40,396
Non-interest income	2,115	7,583	5,032	3,157	1,493	19,380

Total revenue	31,132	22,065	5,141	4,191	(2,753)	59,776
Provision for loan losses	2,447	802	—	(70)	—	3,179
Depreciation and amortization	285	872	20	140	745	2,062
Other non-interest expense	15,626	14,299	4,205	2,129	6,661	42,920

Income (loss) from continuing operations before income taxes	12,774	6,092	916	1,992	(10,159)	11,615
Income taxes (benefit)	4,982	2,376	357	777	(5,096)	3,396

Income (loss) from continuing operations	$7,792	$3,716	$559	$1,215	$(5,063)	$8,219

Discontinued operations:
Loss from discontinued operations	—	—	—	—	—	—
Income tax benefit	—	—	—	—	—	—

Loss from discontinued operations	$—	$—	$—	$—	$—	$—

Net Income (Loss)	$7,792	$3,716	$559	$1,215	$(5,063)	$8,219

Segment profit percentage (continuing operations)	59%	28%	4%	9%	N/A	100%

Assets	$3,172,279	$673,318	$12,349	$296,513	$1,115,443	$5,269,902

For the three months ended March 31, 2006
Net interest income	$26,170	$12,977	$108	$932	$1,243	$41,430
Non-interest income	2,003	6,003	4,686	1,163	1,844	15,699

Total revenue	28,173	18,980	4,794	2,095	3,087	57,129
Provision for loan losses	1,529	478	—	(7)	—	2,000
Depreciation and amortization	193	622	14	77	833	1,739
Other non-interest expense	13,521	14,063	4,668	2,096	4,303	38,651

Income (loss) from continuing operations before income taxes	12,930	3,817	112	(71)	(2,049)	14,739
Income taxes (benefit)	5,043	1,489	62	(28)	(2,286)	4,280

Income (loss) from continuing operations	$7,887	$2,328	$50	$(43)	$237	$10,459

Discontinued operations:
Loss from discontinued operations	—	—	(113)	—	—	(113)
Income tax benefit	—	—	(44)	—	—	(44)

Loss from discontinued operations	$—	$—	$(69)	$—	$—	$(69)

Net Income	$7,887	$2,328	$(19)	$(43)	$237	$10,390

Segment profit percentage (continuing operations)	77%	23%	0%	0%	N/A	100%

Assets	$3,004,293	$646,527	$12,684	$285,767	$1,402,128	$5,351,399

NOTE 12- EMPLOYEE BENEFIT PLANS

Retirement Plans

All eligible employees of the Company participate in the AMCORE Financial Security Plan (Security Plan), a qualified defined contribution plan under Sections 401(a) and 401(k) of the Internal Revenue Code. The Security Plan provides participants basic retirement contributions that are funded by the Company as well as an opportunity to make employee contributions that are eligible to receive matching Company contributions up to certain levels. The expense related to the Security Plan for each of the quarters ended March 31, 2007 and 2006 was $1.2 million. The Company also has a non-qualified profit sharing plan that provides a cash payment based upon achievement of corporate performance goals, to all employees who have met service requirements. The expense related to the profit sharing plan for the quarters ended March 31, 2007 and 2006 was $289,000 and $186,000, respectively.

The Company provides additional retirement benefits to certain senior officers through plans that are non-qualified, non-contributory and unfunded. Under one such arrangement, a defined contribution plan, the additional retirement benefits replace what would have been provided under the Company’s defined contribution qualified plan in the absence of limits placed on qualified plan benefits by the Internal Revenue Code of 1986. The expense related to this arrangement was $41,000 and $57,000 for the three-month periods ended March 31, 2007 and 2006, respectively.

Another arrangement, which is an unfunded, non-qualified, defined benefit plan, provides supplemental retirement benefits that are based upon three percent of final base salary, times the number of years of service. Benefits under this plan may not exceed 70% or be less than 45% of a participants’ final base salary less offsets for employer retirement plan benefits attributable to employer contributions and 50% of a participants’ Social Security benefit. Since the plan is unfunded, there are no plan assets. The measurement date for obligations of this plan is as of December 31.

The Company has a discontinued defined benefit plan that pays a lifetime annual retainer to certain retired non-employee directors that became eligible for the plan before it was discontinued. The plan is non-qualified and unfunded.

The following table summarizes, in aggregate for the two defined benefit retirement plans, the changes in obligations, net periodic benefit costs and other information for the quarters ended March 31.

	For the Three Months Ended March 31,
	2007	2006
	(in thousands)
Components of net periodic benefit cost:
Service cost	$19	$10
Interest cost	50	31
Actuarial losses, settlements and adjustments	550	189
Transition obligation amortization	42	—

Net periodic cost	$661	$272

The net periodic cost for the first quarter of 2007 included a lump-sum settlement accrual in connection with the separation of a senior executive and an accrual to settle the obligation for two directors not yet in payout under the directors’ defined benefit plan.

Weighted-average assumptions:
Discount rate at end of year	5.75%	5.75%
Rate of compensation increase – employee plan	4.00%	3.00%
Rate of compensation increase – director plan	0%	0%

During the first quarters of 2007 and 2006, contributions of $149,000 and $150,000, respectively, were made to fund benefit payments. The plans have no assets at March 31, 2007 or 2006.

Other Benefit Plans

The AMCORE Financial, Inc. Employee Health Benefit Plan (Health Plan) provides group medical, pharmacy, dental and vision benefits to eligible participating employees of the Company and their dependents. Employees, retirees, and COBRA beneficiaries contribute specific premium amounts determined annually by the Health Plan’s administrator based upon actuarial recommendations for coverage. Retirees and COBRA beneficiaries contribute 100% of their premiums. The Company’s share of the employee premiums and other Health Plan costs are expensed as incurred. Expense related to the Health Plan was $1.4 million and $1.2 million for the three-month period ending March 31, 2007 and 2006, respectively. Life insurance benefits are provided to eligible active employees. Because retiree premiums are actuarially based and are paid 100% by the retiree, the Company has not recorded a postretirement liability.

The Company provides a deferred compensation plan (entitled “AMCORE Financial, Inc. Deferred Compensation Plan”) for certain key employees and directors. This plan provides the opportunity to defer salary, bonuses and non-employee director fees. Participants may defer up to 90% of base compensation and up to 100% of bonus. The deferred compensation liability to participants is recorded in other liabilities in the Consolidated Balance Sheets. The deferrals and earnings grow tax deferred until withdrawn from the plan. The amount and method of payment are pre-defined by participants each year of deferral. Earnings credited to individual accounts are recorded as compensation expense when earned. The total non-qualified deferred compensation plan liability totaled $12.4 million and $13.8 million as of March 31, 2007 and 2006, respectively. Expense related to the deferred compensation plan was $241,000 and $233,000 for the three-month periods ending March 31, 2007 and 2006, respectively.

NOTE 13 - STOCK-BASED COMPENSATION

The Company has several stock-based compensation plans. The Company provides an employee stock purchase plan and makes awards of stock options, restricted stock and performance share units (PSUs). The awards granted under those plans are accounted for using the fair value recognition provisions of SFAS 123R, “Share-Based Payment”. The “modified prospective” transition method as permitted by SFAS 123R was adopted and accordingly, the Company has not restated prior period results to reflect the impact of SFAS 123R. Under this transition method, compensation cost is recognized for all share-based payments granted subsequent to the effective date and for all awards granted, but not yet vested, prior to the effective date.

The Company’s actual expense related to stock-based compensation for the quarters ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Compensation expense included in reported operating expenses:
Stock options	$1,043	$936
Employee stock purchase plan	21	7
Performance share units	(203)	50
Restricted stock	6	42

Total stock-based compensation expense	$867	$1,035

Income tax benefits	$317	$389

At March 31, 2007, total unrecognized stock-based compensation expense was $5.5 million, net of estimated forfeitures, which will be recognized over a weighted average amortization period of 3.1 years. Prior to adopting SFAS 123R, the Company presented tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. For the three months ended March 31, 2007 and 2006, $521,000 and $59,000, respectively, of excess tax benefits have been classified as an operating cash outflow and financing cash inflow.

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

The Company annually evaluates the assumptions used in the Black-Scholes model. The Company believes that the combination of historical and implied volatility provides a reasonable estimate of expected stock price volatility and will continue to monitor these and other relevant factors to estimate expected volatility for future option grants. The Company utilizes the “simplified” method for estimating the expected term of options granted during the period as provided for in Staff Accounting Bulletin 107. The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the date of grant. Dividend yield is the Company’s annual dividend rate expressed as a percentage of the closing stock price on grant date. Estimated forfeitures are based on historical employee termination experience. The estimate of forfeitures is adjusted to the extent that actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized in subsequent periods as they occur.

The Company adopted the alternative transition method provided in the FASB Staff Position No. FAS 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards.

The fair value of the Company’s employee and director stock options granted during the first quarters of 2007 and 2006 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions.

	First Quarter
	2007	2006
Expected dividend yield	2.23%	2.44%
Expected price volatility	19.16%	19.08%
Expected term in years	6.25	5.94
Expected risk-free interest rate	4.76%	4.40%
Estimated forfeiture rate	.92%	1.14%
Estimated average fair value of options granted	$7.31	$5.99

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

Stock Options. Non-qualified stock options are issued at an exercise price equal to the fair market value of the shares on the grant date and generally vest within three to five years and expire from seven to ten years from the date of grant. Options issued are valued using the Black-Scholes model with assumptions as previously described. The activity during the first three months of 2007 and the total options outstanding and exercisable as of March 31, 2007 pursuant to the SAIP and previous incentive plans are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000’s)
Options outstanding at beginning of year	1,954,194	$25.94
Options granted	220,294	33.25
Options exercised	(130,579)	22.35
Options forfeited	(40,330)	30.79

Options outstanding at March 31, 2007	2,003,579	$26.88	5.6 years	$10,165

Options exercisable at March 31, 2007	1,083,364	$24.66	3.5 years	$7,742

Performance Share Units (PSUs). The Company grants PSUs pursuant to the terms and conditions of the SAIP under various sub-plans as provided for in Section 8(e) of the SAIP. The sub-plans establish performance periods that are generally one to three-year periods during which PSUs may be earned. Specific performance goals and target PSUs granted are approved by the Compensation Committee of the Company’s Board of Directors. The number of PSUs earned can range from 0% to 200% of the target PSUs granted. Each PSU represents the right to receive a share of the Company’s common stock at the end of the performance period, some of which may be issued as restricted shares. One sub-plan allows for PSUs to be converted to common shares and issued at the end of the three-year performance. Two additional sub-plans allow for PSUs to be converted to restricted common shares after the performance period and vest over five years.

Compensation expense is calculated based upon the expected number of PSUs earned during the performance period and is recorded over the service period. The fair value is calculated equal to market value on the date of grant less the present value of dividends that are not earned during the performance period. As of March 31, 2007, 123,858 PSUs were expected to be earned and the weighted average grant date fair value per PSU was $28.32. Expense is adjusted for forfeitures as they occur.

	Performance Share Units	Weighted Average Fair Value Per Unit	Weighted Average Remaining Vesting Term
Units outstanding at beginning of year	119,511	$28.38
Units estimated to be granted	35,400	27.78
Units forfeited	(3,271)	28.51
Adjustment to estimated grants	(27,782)	27.85

Units outstanding at March 31, 2007	123,858	$28.32	5.0 years

Restricted Stock Awards. The Company granted restricted stock awards to certain key employees in 2000. The shares are restricted as to transfer, but are not restricted as to dividend payment and voting rights. Transfer restrictions lapse at the end of nine years contingent upon continued employment. Restricted stock grants are valued at market value on the date of grant and are expensed over the service period. As of March 31, 2007, non-vested shares totaled 6,787 with a weighted average fair value of $22.84 per share. No awards were granted, 2,189 restricted shares were forfeited and returned to treasury, and no restrictions were released during the first three months of 2007.

Directors’ Stock Plans. The Restricted Stock Plan for Non-Employee Directors provides that each current eligible non-employee director and each subsequently elected non-employee director receive, in lieu of a cash retainer, shares of common stock of the Company, the value of which is equal to three times the annual retainer. Restricted stock grants are valued at market value on the date of grant and are expensed over the required service period. The shares vest annually over a three-year period based upon the anniversary date of the director’s election subject to continued service as a director. As of March 31, 2007, restricted shares totaled 13,346 with a weighted average fair value of $27.69 per share. Restrictions were released on 1,738 shares during the first three months of 2007.

The 2001 Stock Option Plan for Non-Employee Directors provides that each current eligible non-employee director and each subsequently elected non-employee director receive options to purchase common stock of the Company. Options granted have an exercise price equal to the market value on the date of grant and generally vest within one to four years and expire in seven to ten years from the date of grant. Stock options granted pursuant to this plan are valued using a Black-Scholes model with assumptions as previously described. The activity during the first three months of 2007 and the total options outstanding and exercisable as of March 31, 2007 pursuant to the director option plan and previous director option plans are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000’s)
Options outstanding at beginning of year	117,250	$24.33
Options exercised	(5,000)	22.16

Options outstanding at March 31, 2007	112,250	$24.42	4.6 years	$829

Options exercisable at March 31, 2007	92,250	$23.33	3.6 years	$781

Non-vested options and exercise proceeds. A summary of the Company’s non-vested stock options for the three months ended March 31, 2007 is presented below.

	Employee options		Director options
	Shares	Average Price	Shares	Average Price
Options outstanding at beginning of year	850,219	$28.65	20,000	$29.45
Options granted	220,294	33.25	—	—
Options forfeited	(40,330)	30.79	—	—
Options vested	(109,968)	30.20	—	—

Non-vested options at March 31, 2007	920,215	$29.50	20,000	$29.45

	2007	2006
Fair value of stock options vested during the period (000’s)	$739	$337
Per option fair value of stock options vested during the period	$6.72	$7.68
Number of shares exercised during the period	135,579	61,690
Intrinsic value of options exercised during the period (000’s)	$1,454	$503

During first quarter 2007, the Company received cash or stock equivalent to the exercise price of $3.0 million and a tax benefit of $547,000 was recognized. The Company may periodically repurchase shares in open market and private transactions in accordance with Exchange Act Rule 10b-18 to replenish treasury stock for issuances related to stock option exercises and other employee benefit plans.

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

Shares issued pursuant to the ESPP are prohibited from sale by a participant for two years after the date of purchase. Dividends earned are credited to a participant’s account and used to purchase shares from the Company’s treasury stock at the same discounted price on the next purchase date. The Company has the option to purchase all, or any portion of, the shares owned by such participant that, at the time of termination of employment, are subject to the restriction on transfer. The 15% discount is recorded as compensation expense and is amortized on a straight-line basis over the two-year service period. As of March 31, 2007, $108,000 remains unamortized related to shares issued during 2006 and 2007.

NOTE 14 – INCOME TAXES

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. The Company was not required to recognize any liability for unrecognized tax benefits or interest and penalties related to uncertain tax positions as a result of the implementation of Interpretation 48, or for any existing uncertain tax positions as of March 31, 2007, and is not aware of any significant changes that are reasonably possible within the next twelve months. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income taxes. Tax years that remain subject to examination by major tax jurisdictions include 2003 through 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and Subsidiaries (“AMCORE” or the “Company”) consolidated financial condition as of March 31, 2007 compared to December 31, 2006, and the consolidated results of operations for the three months ended March 31, 2007 compared to the same period in 2006. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

FACTORS INFLUENCING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains, and periodic filings with the Securities and Exchange Commission and written or oral statements made by the Company’s officers and directors to the press, potential investors, securities analysts and others will contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of AMCORE. Statements that are not historical facts, including statements about beliefs and expectations, are forward-looking statements. These statements are based upon beliefs and assumptions of AMCORE’s management and on information currently available to such management. The use of the words “believe”, “expect”, “anticipate”, “plan”, “estimate”, “should”, “may”, “will” or similar expressions identify forward-looking statements. Forward-looking statements speak only as of the date they are made, and AMCORE undertakes no obligation to update publicly any forward-looking statements in light of new information or future events.

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

OVERVIEW OF OPERATIONS

AMCORE reported net income of $8.2 million or $0.35 per diluted share for the quarter ended March 31, 2007. This compares to $10.4 million or $0.42 per diluted share for the same period in 2006 and represents a $2.2 million or 21% decrease in the first quarter of 2007 from the same period a year ago. Diluted earnings per share decreased 17% or $0.07. AMCORE’s return on average equity and on average assets for the first quarter of 2006 were 8.34% and 0.63%, respectively, compared to 10.53% and 0.79% in the same period in 2006.

Net income from continuing operations was $10.5 million, or $0.42 per diluted share, for the quarter ended March 31, 2006. There were no results from discontinued operations in the first quarter of 2007.

The most significant factors affecting first quarter 2007 net income from continuing operations, compared to first quarter 2006, were:

Net interest income - Decreased $1.0 million primarily due to increased funding costs and lower average investment securities, partially offset by increased loan volumes and higher yields. Net interest margin was 3.38% in the first quarter of 2007 compared to 3.44% in the first quarter of 2006.

Provision for loan losses - Increased $1.2 million to $3.2 million in the first quarter of 2007 from $2.0 million in the first quarter 2006 primarily due to higher net charge-offs.

Non-interest income – Increased $3.7 million. The most significant increase was attributable to the $2.4 million net gain on the sale of a majority of the Company’s Originated Mortgage Servicing Rights (OMSR) portfolio. Service charges on deposits, bankcard fee income and investment management and trust income increased $779,000, $503,000 and $415,000, respectively. These were partially offset by lower net mortgage revenues of $306,000.

Operating expenses - Increased $4.6 million. Contributing to the increase was $2.3 million of debt extinguishment costs included in other operating expense, a $1.4 million increase in personnel costs and a $1.1 million increase in net occupancy expenses.

Income taxes – Decreased $884,000, mainly due to lower earnings before income taxes. The effective tax rate was 29.2% in the first quarter of 2007 compared to 29.0% in the first quarter of 2006.

Discontinued operations – Loss was $69,000 in the first quarter of 2006 compared to no results from discontinued operations in the first quarter of 2007.

Impact of inflation - Apart from operating expenses, the financial services industry is not directly affected by inflation, however, as the Federal Reserve Bank monitors economic trends and developments, it may change monetary policy in response to economic changes which would have an influence on interest rates. See discussion of Net Interest Income, changes due to rate, below.

KEY INITIATIVES AND OTHER SIGNIFICANT EVENTS

Key Initiatives

Branch Expansion - The Company’s Banking operations (“Bank”) launched a branch expansion initiative during 2001 targeting the area generally bounded by Interstates 94 in the north, 294 and 94 in the east, 80 in the south and 90 and 39 in the west (the “Branch Expansion”).

Since the inception of the Branch Expansion strategy in April 2001, 29 new branches, net of closed offices, have opened. New branches that have been opened during the past 12 months have contributed $91.9 million in loans and $25.1 million in deposits. The Company anticipates opening one additional full-service branch in 2007. The focus in 2007 will be to lever and utilize the capacity and staff in the current branches to generate profitable growth, not just volume, while holding operating costs stable. By the end of 2009, the Company expects to have two-thirds of its branches located in markets that the Company believes exhibit strong growth characteristics.

To date, the Company’s Board of Directors has authorized $120 million of capital expenditures for new facilities in connection with the Company’s Branch Expansion. As of March 31, 2007, $48.5 million of the total $120 million capital authorization remained to be spent.

The Bank continues the expansion of its automated teller machine system (ATMs), which includes both owned and third party operated. As of March 31, 2007, the Company had 308 ATMs, 154 in Illinois and 154 in Wisconsin, compared to 133 in Illinois and 145 in Wisconsin, or 278 overall, at March 31, 2006. These amounts include 124 additional ATMs located in Walgreens drug stores primarily throughout Wisconsin as part of a co-branding relationship. The placement of additional ATMs is an important part of AMCORE’s commitment to provide quality customer service as additional ATMs provide AMCORE customers with greater ease and convenience in completing Banking transactions.

Quality Loan Growth – Improving credit quality and increasing loan balances continue as part of AMCORE’s Quality Loan Growth initiative. This growth has been concentrated in commercial real estate lending, which are easier loans to attract in the initial phases of a Branch Expansion, and provide a quicker turn to profitability for a new branch. Going forward, the Company expects greater emphasis on commercial and industrial lending where there is a greater opportunity for an expanded relationship with the customer (such as deposits, treasury management and wealth management) and profitability. For the first quarter of 2007, average loans rose $204 million to $4.0 billion, a 5% increase over the first quarter of 2006. Over the same period of time, total non-performing loans increased 44% or $11.4 million to $37.0 million and was comprised of an $7.8 million increase in non-accrual loans and an increase of $3.6 million in loans ninety-days past due and still accruing. The increase in non-performing loans included a $9.2 million commercial real-estate loan that was placed on non-accrual during the second quarter of 2006. This relationship has a specific loss allocation of $3.4 million at March 31, 2007.

Deposit Growth - Average bank-issued deposits remained essentially flat at $3.5 billion in the first quarter of 2007, decreasing by 1% or $28 million, compared to the first quarter of 2006. The modest decrease reflects the Company’s efforts to ensure that its deposit attraction strategies are priced at competitive, but profitable, levels. As a result, some customers, including correspondent Banks, moved balances to other institutions. AMCORE continues to focus on transactional deposit growth, such as checking accounts, which helps lower funding costs, as well as increasing the number of households served by the Company. Handling a customer’s checking account enables the Bank to cross-sell other products and increases the likelihood of retaining their business over time. The Company’s goal is to become the customer’s primary Bank, meeting all of their Banking, mortgage and investment needs. On the commercial side, the Company’s main emphasis is on cash management products, including remote deposit capture, as it focuses on its core niche of mid-size commercial customers.

AMCORE’s focus is on competitive yet profitably priced Bank-issued deposit growth because it provides a source of funding for the Branch Expansion and the Quality Loan Growth initiatives, and is also a means of reducing reliance on wholesale funding sources that may be at a higher cost. Customer attraction strategies during 2006 included a more market-oriented, spread-based deposit sales strategy that focuses on pricing at competitive but profitable levels. During 2007, as part of the loan and deposit growth initiatives, the Company’s incentive pay structure has been changed to base incentives on profitability rather than volume.

Increasing Fee Income – Increasing fee income, specifically from the Investment Management and Trust segment (IMT) and Mortgage Banking segment, is an area of increased management attention. IMT migrated to an open architecture sales platform allowing greater customer access to non-proprietary products. This included the transition of its Company-managed Vintage equity funds into funds managed by Federated Investors, Inc. (Federated) and the sale of its asset management subsidiary, Investors Management Group, Ltd. (IMG), to West Bancorporation, Inc. (West Banc). With these transactions, AMCORE transitioned from being a developer of proprietary investment products to being a provider that can offer its customers a wider array of investment product choices. The results of IMG for prior periods are reported as discontinued operations.

During the first quarter of 2007, the Company entered into a strategic arrangement with a leading national mortgage services company to provide private-label loan processing and servicing support. As part of this arrangement, the Company sold the majority of its OMSR portfolio. The arrangement will offer AMCORE a greater breadth of products, more competitive pricing and greater processing efficiencies and is expected to better position the Company for future loan origination growth. With the arrangement, AMCORE expects to better control the risks and costs associated with its mortgage business. The transition to the new processing and servicing arrangement will continue into the second quarter of 2007.

Capital Efficiency and Deployment – The Company’s priorities with respect to effectively deploying capital include a more structured pricing discipline that targets profitable growth on both sides of the balance sheet, migration of the balance sheet away from lower spread investments to higher spread loans and buying back its common shares.

On May 4, 2006, the Company announced that its Board of Directors authorized a stock repurchase program (Repurchase Program) of up to three million common shares, or approximately 12% of diluted shares outstanding. The repurchase authorization is for a twelve-month period. The repurchased shares will become treasury shares. As of March 31, 2007, 1.61 million shares had been repurchased pursuant to the Repurchase Program at an average price of $31.34 per share, including 440,000 shares repurchased during the first quarter of 2007 at an average price of $32.97 per share. Additional shares purchased through the expiration of the Repurchase Program totaled 468,000 at an average price of $30.41 per share for a total of 2.08 million shares repurchased at an average price of $31.13 per share.

On May 3, 2007 the Company’s Board of Directors authorized the repurchase of up to two million shares. The authorization is for a twelve-month period and will be executed through open market or privately negotiated purchases.

In the first quarter of 2007, AMCORE redeemed its $40 million, 9.35 percent coupon outstanding Trust Preferred securities at a cost of $2.3 million that included both a call premium and unamortized issuance expenses (the “Extinguishment Loss’). The redemption was funded with a new lower cost Trust Preferred issuance of $50 million at a rate of 6.45 percent. AMCORE will benefit from the lower interest rate on the new issuance and expects to recover the cost of terminating the Capital Trust over the next two years.

Other Significant Events

Key Personnel Changes – Russell Campbell joined the Company on March 12, 2007 as executive vice president and is responsible for directing all aspects of the trust, investment management and private banking businesses. Campbell brings more than 25 years of investment industry and leadership experience to AMCORE. He most recently held the position of President and CEO at ABN AMRO Asset Management Holdings Inc., an investment management affiliate of LaSalle Bank N.A., Chicago. Campbell replaces Patricia M. Bonavia, who retired during the quarter.

Richard Stiles joined the Company on April 9, 2007 as the executive vice president, commercial banking group. Stiles is responsible for all aspects of the Bank’s commercial line of business including strategy, development and execution of business plans, products and services, sales management and profitability. Stiles brings nearly 25 years of commercial banking experience to AMCORE. He most recently held the position of senior vice president in the commercial banking group for Banco Popular, North America in Rosemont, IL. Stiles fills the position vacated by John R. Hecht, who resigned during the first quarter.

Accounting Changes – Following is a discussion of accounting standards that affected the Company’s Consolidated Financial Statements for the periods and dates presented, along with recently issued accounting standards that may impact future periods.

Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” was adopted by the Company in the fourth quarter of 2006. The standard requires companies to recognize the funded status of benefit plans in its statement of financial position, recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The adoption of SFAS No. 158 did not have a material effect on the Company’s Consolidated Financial Statements.

Income Tax Uncertainties. Financial Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” that clarifies the accounting for uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” was adopted in the first quarter of 2007. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Adoption of this interpretation did not have an impact on the Company’s consolidated financial position or results of operations. See Note 1 of the Notes to the Consolidated Financial Statements for additional information.

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

Split-Dollar Life Insurance. In September 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The Issue requires companies to recognize a liability for future benefits on split dollar insurance arrangements if the benefit to the employee extends to postretirement periods. The issue is required to be applied to fiscal years beginning after December 15, 2007, with earlier application permitted. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Cash Surrender Value of Life Insurance. In September 2006, the FASB also ratified EITF Issue No. 06-5 “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin (TB) No. 85-4, Accounting for Purchases of Life Insurance.” The Issue discusses whether an entity should consider the contractual ability to surrender all of the individual-life policies together when determining the amount that could be realized. Under some insurance contracts, the policies provide a greater surrender value if all individual policies are surrendered at the same time rather than if the policies were surrendered over a period of time. The EITF determined that any additional amounts included in the contractual terms should be considered when determining the realizable amounts. This issue was adopted in the first quarter of 2007 and did not have a material impact on the Company’s consolidated financial position or results of operations.

Servicing of Financial Assets. During the first quarter of 2007, the Company adopted SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 requires an entity to separately recognize servicing assets and servicing liabilities and to report these balances at fair value upon inception. After initial recognition at fair value, the Company continues amortization and measurement of lower-of-cost or market. With the sale of the majority of the Company’s OMSRs during the quarter, the adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The fair value option established by this standard permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company chose not to early adopt. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Regulatory Developments – On May 31, 2005, the Bank entered into a written agreement with the Office of the Comptroller of the Currency (OCC), the Bank’s primary regulator. The agreement describes commitments made by the Bank and outlines a series of steps to address and strengthen certain aspects of the Bank’s regulatory consumer compliance program. The Bank has continued to implement enhancements to its consumer compliance program to address the matters identified by the OCC. These enhancements are subject to review by the OCC to determine if they comply with the commitments made in the agreement or whether additional steps are necessary.

On August 10, 2006, the Bank entered into a Consent Order with the OCC. This order primarily imposes requirements on the Bank to take certain actions to strengthen its compliance monitoring policies, procedures, training and overall program relating to the Bank Secrecy Act/Anti-Money Laundering (BSA/AML) regulations. The Consent Order did not impose any fine or civil money penalty on the Bank, but does make the Bank ineligible for certain expedited approvals. AMCORE has been working to strengthen and enhance its BSA/AML program to comply with the terms of the consent order. The BSA/AML program enhancements are subject to review by the OCC to determine if they comply with the commitments under the Consent Order or whether additional steps are necessary.

EARNINGS REVIEW OF CONSOLIDATED STATEMENTS OF INCOME

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended March 31, 2007 and 2006.

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

Overview - FTE adjusted interest income is as follows (in thousands):

	Quarters Ended March 31,
	2007	2006
Interest Income Book Basis	$85,742	$79,994
FTE Adjustment	608	1,092

Interest Income FTE Basis	86,350	81,086
Interest Expense	45,346	38,564

Net Interest Income FTE Basis	$41,004	$42,522

Net interest income on an FTE basis decreased $1.5 million or 4% in the first quarter of 2007 compared to the same period in 2006. The decrease was driven by a 72 basis point increase in interest expense and a 25% decline in average investment securities that were largely offset by a 54 basis point increase in average loan yields and by a 5% increase in average loan volumes. The increase in interest expense included the cost of substitution of debt for non-interest bearing equity as part of the Company’s Repurchase Program.

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

As Table 1 indicates, the net interest spread declined 16 basis points to 2.86% in the first quarter of 2007 from 3.02% in the first quarter of 2006. The net interest margin was 3.38% in the first quarter of 2007, a decline of 6 basis points from 3.44% in the first quarter of 2006. The declines in spread and margin were driven by higher funding costs, the result of continued increases in short-term interest rates and lengthening of liability maturities to better match the repricing characteristics of the Company’s earning assets.

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

Changes due to volume – In the first quarter of 2007, net interest income (FTE) decreased due to average volume by $640,000 when compared to the same period in 2006. This decrease was comprised of a $1.6 million decrease in interest income partly offset by a $927,000 decrease in interest expense.

The first quarter of 2007 decrease in interest income of $1.6 million was primarily due to a $299 million, or 25%, decrease in average investment securities partly offset by an increase of $204 million, or 5%, in average loans. Average commercial real estate and commercial loans increased a combined $186 million, driven mostly by the Branch Expansion. Average residential real estate loans increased $24 million. Average consumer loan balances declined $7 million compared to the prior year.

The first quarter of 2007 decrease in interest expense was attributable to lower funding requirements due to the decline in average investment securities.

Changes due to rate – During the first quarter of 2007, net interest income (FTE) declined due to average rates by $878,000 when compared with the first quarter of 2006. This was comprised of a $6.8 million increase in interest income that was more than offset by a $7.7 million increase in interest expense. Both loan yields and funding costs were affected by two 25 basis point increases in the federal funds (Fed Funds) rate that occurred since March 31, 2006. The yield on average earning assets increased 56 basis points to 7.14% during the first quarter of 2007, compared to 6.58% in the same period last year. This was primarily attributable to a 54 basis point increase in average loan yields due to increasing loan volumes and repricing of variable rate loans in the rising rate environment. During this same period of time, the rate paid on average interest bearing liabilities increased 72 basis points while the yield on investment securities declined 13 basis points. All categories of liabilities except long-term borrowings experienced increased rates driven by increases in short-term rates. Time deposits saw the largest increase of 103 basis points over the prior year quarter.

Like most financial institutions, AMCORE has an exposure to changes in both short-term and long-term interest rates. Compared to the fourth quarter of 2006, the Company’s margin improved four basis points. The Company anticipates that the margin will stabilize at approximately this level aided by the reissuance of Trust Preferred securities, the replacement of the decline in the investment securities portfolio with higher yielding loan growth, improved pricing discipline and rate risk management. Among those factors that could cause margin and spread not to perform as anticipated by the Company include: greater and more frequent than anticipated changes in interest rates, including the impact of basis risk between various interest rate indices, changes in the shape of the yield curve, the effect of prepayments or renegotiated rates, increased price competition on both deposits and loans, promotional pricing on deposits, changes in the mix of earning assets and the mix of liabilities, including greater than anticipated use of wholesale sources to fund the Branch Expansion, and greater than expected loan delinquencies resulting in non-accrual status. Over a one-year horizon, AMCORE expects that its interest-rate risk will be greater during a period of declining interest rates than it will be during a period of rising interest rates. As a result of the sale of the OMSR, the Bank’s risk to an immediate decrease in rates was substantially reduced.

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

Actual loan losses are charged against and reduce the Allowance when management believes that the collection of principal will not occur. In general, unpaid interest attributable to prior years for loans that are placed on non-accrual status is also charged against and reduces the Allowance, while unpaid interest for the current year for loans that are placed on non-accrual status is charged against and reduces the interest income previously recognized. Subsequent recoveries of amounts previously charged to the Allowance, if any, are credited to and increase the Allowance. The Allowance is also subject to periodic examination by regulators whose review includes their assessment as to its adequacy to absorb probable losses.

The first quarter of 2007 Provision was $3.2 million, an increase of $1.2 million from $2.0 million in the first quarter of 2006. The increase was primarily attributable to higher net charge-offs and higher non-performing loans. Net charge-offs were $2.8 million or 28 basis points of average loans in the first quarter of 2007, compared to $2.0 million or 22 basis points of average loans in the first quarter of 2006.

Non-Interest Income

Total non-interest income is comprised primarily of fee-based revenues from IMT and Bank-related service charges on deposits. Income from Bank and Company owned life insurance (COLI), bankcard fee income, net mortgage revenues and brokerage commission income are also included in this category.

Overview – For the first quarter of 2007, non-interest income totaled $19.4 million, an increase of $3.7 million or 23% from $15.7 million in the first quarter of 2006. The increase included the $2.4 million net gain on the sale of OMSRs, as well as increases in service charges on deposits, bankcard fee income and IMT income.

Investment management and trust income - IMT income includes trust services, estate administration, financial planning, and employee benefit plan administration and recordkeeping services. IMT income totaled $4.1 million in the first quarter of 2007, an increase of $415,000 or 11% from $3.7 million in the first quarter of 2006. The increase was primarily attributable to higher personal trust services and custody fee income. At March 31, 2007, total assets under administration totaled $2.71 billion compared to $2.67 billion at December 31, 2006 and $2.65 billion at March 31, 2006.

Service charges on deposits - Service charges on deposits, the Company’s largest source of non-interest income, totaled $6.3 million in the first quarter of 2007, a $779,000 or 14% increase over $5.6 million in the first quarter of 2006. Service charges on consumer deposit accounts were the primary driver of the increases for both periods and were impacted by an increase in deposit accounts resulting from the Deposit Growth initiative, continued emphasis on appropriate pricing levels and waiver policies.

Net Mortgage Revenues – Net mortgage revenues includes fees generated from the underwriting, originating and servicing of mortgage loans along with gains realized from the sale of these loans, net of origination costs, servicing rights amortization and impairment.

For the first quarter of 2007, net mortgage revenues were $926,000, a decline of $306,000 from $1.2 million in the first quarter of 2006. Total closings were $74 million in the first quarter of 2007 compared to $80 million in the first quarter of 2006. New purchase mortgage closings were $39 million or 52% of total closings in the first quarter of 2007, compared to $49 million or 61% of total closings in the first quarter of 2006. The decline in mortgage banking income was primarily due to lower gains on the sales of mortgage loans into the secondary market that were nearly offset by lower amortization of mortgage servicing rights due to the sale of a majority of the OMSR portfolio early in the first quarter of 2007. The $2.4 million gain, net of transaction costs, is included in other non-interest income.

After the transition to the new mortgage arrangement is complete, which is expected in the second quarter, the Company will no longer generate fee income in connection with the servicing of mortgage loans by the Company. The cost of servicing those loans, a component of operating expense, will also be eliminated after the transition. This change will also eliminate the volatility associated with the potential impairment of the value of the servicing rights as the interest rate environment continues to shift over time. The arrangement will offer AMCORE a greater breadth of products, more competitive pricing and is expected to better position the Company for future loan origination growth. Additionally, the cost structure in our mortgage business will become almost entirely variable in nature, allowing the Company to better absorb fluctuation in mortgage volumes. These include the costs of originating loans that are netted against mortgage revenues or interest income as well as processing and servicing costs of loans retained in the Bank’s portfolio and that are a component of operating expenses.

As of March 31, 2007, the carrying value of AMCORE’s capitalized OMSRs was $679,000, with no impairment valuation allowance. This includes servicing rights originated after the OMSR sale and during the transition period. Following the transition period, it is anticipated that most, if not all, the remaining OMSRs will be sold. The March 31, 2007 $679,000 carrying value compares to $14.3 million at December 31, 2006, and $13.5 million at March 31, 2006, both with no impairment valuation allowance. The unpaid principal balance of mortgage loans serviced for others was $55 million as of March 31, 2007, compared to $1.5 billion as of both December 31, 2006 and March 31, 2006. The net carrying value of the Company’s capitalized mortgage servicing rights, as a percentage of the unpaid principal balance of mortgage loans serviced for others, was 1.07%, 0.97%, and 0.91% as of March 31, 2007, December 31, 2006 and March 31, 2006, respectively.

COLI income – COLI income totaled $954,000 in the first quarter of 2007, a $25,000 or 3% increase from $929,000 in first quarter of 2006. AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. As of March 31, 2007, the CSV of COLI was $136 million, compared to $135 million at December 31, 2006 and $133 million as of March 31, 2006.

Bankcard fee income - Bankcard fee income totaled $1.9 million in first quarter of 2007, a $503,000 or 37% increase over $1.4 million in the first quarter of 2006. A larger cardholder base, a benefit of both the Branch Expansion and Deposit Growth initiatives, greater card utilization and an expanded ATM network contributed to the increase in bankcard fee income.

Other non-interest income – For the first quarter of 2007, brokerage commission income, gain on sale of loans, net security gains and other non-interest income totaled $5.2 million, a $2.3 million or 76% increase from the first quarter of 2006. The increase was due to the $2.4 million net gain on the sale of the OMSR portfolio included in other non-interest income.

Operating Expenses

Overview – In the first quarter of 2007, total operating expense was $45.0 million, an increase of $4.6 million or 11%, from $40.4 million in the first quarter of 2006. The increase was primarily due to the $2.3 million Extinguishment Loss included in other operating expenses, a $1.4 million increase in personnel costs, and a $1.1 million increase in net occupancy expense.

The efficiency ratio was 75.25% in the first quarter of 2007, compared to 70.70% in the first quarter of 2006. The efficiency ratio is calculated by dividing total operating expenses by revenues. Revenues are the sum of net interest income and non-interest income.

Personnel expense - Personnel expense includes compensation expense and employee benefits and is the largest component of operating expenses, totaling a combined $26.5 million in the first quarter of 2007, and $25.1 million in the first quarter of 2006, an increase of $1.4 million or 6%. The increase included $1.3 million in expense for separation costs of a senior executive, severance costs associated with job eliminations in connection with the change in the mortgage business, and the close out of a legacy supplemental retirement plan for two directors.

Facilities expense - Facilities expense, which includes net occupancy expense and equipment expense, was a combined $6.3 million in the first quarter of 2007 and $4.9 million in the first quarter of 2006, an increase of $1.4 million of 29%. The increase was due to higher lease costs associated with the Branch Expansion, utility rate increases and increased snow removal costs.

Professional fees – Professional fees include legal, consulting, auditing and external portfolio management fees and totaled $1.9 million in the first quarter of 2007 compared to $1.7 million in the first quarter of 2006; an increase of $224,000 or 13%. The increase was attributable to increased costs for external assistance with regulatory compliance matters. The costs of outside assistance for compliance matters declined compared to the fourth quarter of 2006 and should continue to decline in the second quarter of 2007.

Other operating expenses - Other operating expenses includes data processing expense, communication expense, advertising and business development expenses and other costs, and were a combined $10.3 million in the first quarter of 2007 and $8.7 million in the first quarter of 2006, an increase of $1.5 million or 18%. The increase was due to the $2.3 million Extinguishment Loss, partially offset by reduced advertising and business development costs.

Income Taxes

Income tax expense totaled $3.4 million in the first quarter of 2007 compared to $4.3 million in the first quarter of 2006. The decline was mainly due to lower income before taxes net of a lower proportion of tax-exempt earnings.

The effective tax rates were 29.2% and 29.0% in the first quarters of 2007 and 2006, respectively. Effective tax rates are lower than the statutory tax rates due primarily to investments in tax-exempt municipal bonds and increases in CSV and insurance claims on COLI that are not taxable.

Discontinued Operations

As a result of the Federated and West Banc transactions (see Key Initiatives - Increasing Fee Income discussion), the results of IMG for the prior period is reflected as discontinued operations. For the first quarter of 2006, the net loss from discontinued operations was $69,000, and resulted from adjustments of expenses from the sale of IMG in 2005. There was no activity in the first quarter of 2007.

EARNINGS REVIEW BY BUSINESS SEGMENT

AMCORE’s internal reporting and planning process focuses on four primary lines of business (Segment(s)): Commercial Banking, Retail Banking, Investment Management and Trust, and Mortgage Banking. Note 11 of the Notes to Consolidated Financial Statements presents a condensed income statement and total assets for each Segment.

The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray each Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an allocation of shared support function expenses. The Commercial, Retail and Mortgage Banking Segments also include funds transfer adjustments to appropriately reflect the cost of funds on assets and funding credits on liabilities. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements.

Since there are no comprehensive authorities for management accounting equivalent to U.S. generally accepted accounting principles, the information presented is not necessarily comparable with similar information from other financial institutions. In addition, methodologies used to measure, assign and allocate certain items may change from time-to-time to reflect, among other things, accounting estimate refinements, changes in risk profiles, changes in customers or product lines, and changes in management structure. During the first quarter of 2007, the Company changed its method for measuring fund transfer adjustments to include non-earning assets, liabilities, and equity, in addition to funds transfer adjustments for loans made and deposits generated. The effect of this change was to increase the Commercial Banking and Retail Banking Segments by $1.3 million and $514,000, respectively, and decrease the Mortgage Banking segment by $33,000.

Total Segment results differ from consolidated results primarily due to inter-segment eliminations, certain corporate administration costs, items not otherwise allocated in the management accounting process and treasury and investment activities. The affect of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and is included in the “Other” column of Note 11 of the Notes to Consolidated Financial Statements.

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

Overview - Commercial represented 59% and 77% of total Segment net income in the first quarters of 2007 and 2006, respectively. Commercial total assets were $3.2 billion at March 31, 2007 and represented 60% of total consolidated assets. This compares to $3.0 billion and 56% at March 31, 2006.

Commercial net income for the first quarter of 2007 was $7.8 million, a decrease of $95,000 or 1% from first quarter of 2006 net income of $7.9 million. The decrease was due to increases of $2.2 million in non-interest expense and $918,000 in Provision mostly offset by a $2.8 million increase in net interest income and a $112,000 increase in non-interest income.

The increase in net interest income was driven by higher average commercial real estate loan volumes and increased yields on commercial and commercial real estate loans. In addition, the increase in net interest income reflects a change in estimating funding costs and credits that are allocated to all balance sheet accounts, not just customer related accounts such as loans and deposits. These were partially offset by higher interest expense due to rising short-term interest rates.

The increase in Provision was primarily due to higher net charge-offs and non-performing loans. The increase in non-interest expense was primarily due to higher personnel costs, higher loan origination, processing and collection expenses and higher corporate support and inter-segment allocations. Income taxes were lower by $61,000 due to lower income before tax in the first quarter of 2007.

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

Overview - Retail represented 28% and 23% of total Segment net income in the first quarters of 2007 and 2006, respectively. Retail total assets were $673 million at March 31, 2007 and represented 13% of total consolidated assets. This compares to $647 million and 12% at March 31, 2006.

Retail net income for the first quarter of 2007 was $3.7 million, an increase of $1.4 million or 60% from first quarter of 2006 net income of $2.3 million. The increase was due to a $1.5 million increase in net-interest income and a $1.6 million increase in non-interest income. These increases were partly offset by an increase of $887,000 in income taxes and a $324,000 increase in Provision.

The increase in net interest income of $1.5 million was due to increased funding credits on higher deposit balances and higher loan yields. In addition, the increase in net interest income reflects a change in estimating funding costs and credits that are allocated to all balance sheet accounts, not just customer related accounts such as loans and deposits. These were partially offset by higher interest expense due to rising short-term interest rates.

The increase in non-interest income of $1.6 million was mainly due to higher service charges on deposits and bankcard fee income. Income taxes increased $887,000 due to higher income before taxes in the first quarter of 2007. The increase in Provision was primarily due to higher net charge-offs.

Investment Management and Trust

The Investment Management and Trust Segment (IMT) provides trust and investment services, estate administration, financial planning, and employee benefit plan administration and recordkeeping services.

Overview – IMT represented 4% and less than 1% of total Segment net income in the first quarters of 2007 and 2006, respectively. IMT total assets were $12.3 million at March 31, 2007 and were $12.7 million at March 31, 2006.

IMT income for the first quarter of 2007 was $559,000, an increase of $509,000 from first quarter of 2006 net income from continuing operations of $50,000. The increase is primarily due to higher non-interest income and lower non-interest expenses, partially offset by an increase in income taxes.

The increase of $346,000 in non-interest income was attributable to higher personal trust services and employee benefit income in the first quarter of 2007. Non-interest expenses from continuing operations declined $457,000 in the first quarter of 2007 primarily due to lower personnel costs. The increase in income taxes was due to higher income before taxes in the first quarter of 2007.

The loss from discontinued operations in the first quarter of 2006 was due to the adjustments of expenses from the sale of IMG in the previous year.

Mortgage Banking

The Mortgage Banking Segment (Mortgage) provides a variety of mortgage lending products to meet its customers’ needs. It sells most of the long-term, fixed-rate loans it originates to the secondary market and continues to service most of the loans sold.

Overview - Mortgage represented 9% and less than 1% of total Segment net income in the first quarters of 2007 and 2006, respectively. Mortgage total assets were $297 million at March 31, 2007 and represented 6% of total consolidated assets. This compares to $286 million and 5% at March 31, 2006.

Mortgage results for the first quarter of 2007 was $1.2 million, an increase of $1.3 million from first quarter of 2006 net loss of $43,000. The increase was primarily due to a $2.0 million increase in non-interest income partially offset by a $805,000 increase in income tax expense.

The increase in non-interest income was attributable to the net gain on the sale of the OMSR portfolio.

Income taxes increased $805,000 due to higher income before taxes in the first quarter of 2007.

BALANCE SHEET REVIEW

Total assets were $5.3 billion at March 31, 2007, a decrease of $22 million or less than 1% from December 31, 2006. Total liabilities decreased $19 million over the same period and stockholders’ equity decreased $3 million. The following discusses changes in the major components of the Consolidated Balance Sheet since December 31, 2006.

Cash and Cash Equivalents

Cash and cash equivalents decreased $20 million from December 31, 2006 to March 31, 2007, as the cash used for financing activities of $38.1 million exceeded the cash provided by operating activities of $15.1 million plus the cash provided by investing activities of $2.8 million.

Securities Available for Sale

Total securities available for sale as of March 31, 2007 were $862 million, a decline of $38 million or 4% from December 31, 2006. At March 31, 2007, the total securities available for sale portfolio comprised 17% of total earning assets, including COLI. Among the factors affecting the decision to purchase or sell securities are the current assessment of economic and financial conditions, including the interest rate environment, regulatory capital levels, the liquidity needs of the Company, and its pledging obligations. By not reinvesting cash flows from maturities and prepayments of investment securities, the Company is migrating its balance sheet to a lower proportion of investment securities.

Mortgage and asset backed securities, as of March 31, 2007 totaled $715 million and represent 83% of total available for sale securities. The distribution of mortgage and asset backed securities includes $325 million of U.S. government-sponsored enterprise (GSE) mortgage-backed pass through securities, $380 million of GSE collateralized mortgage obligations and $10 million of private issue collateral mortgage obligations, all of which are rated Aaa.

The $862 million of total securities available for sale includes gross unrealized gains of $2 million and gross unrealized losses of $15 million. Unrealized gains and unrealized losses represent the difference between a security’s fair value and carrying value. The fair value of a security is generally influenced by two factors, market risk and credit risk. Market risk is the exposure of the security to changes in interest rate. There is an inverse relationship to changes in the fair value of the security with changes in interest rates, meaning that when rates increase the value of most standard securities will decrease. Conversely, when rates decline the value of most standard securities will increase. Credit risk arises from the extension of credit to a counter-party, for example a purchase of corporate debt in security form, and the possibility that the counter-party may not meet its contractual obligations. The Company’s policy is to invest in securities with low credit risk, such as U.S. Treasuries, U.S. government agencies (such as the Government National Mortgage Association or “GNMA”), government-sponsored enterprises (“GSE’s” such as the Federal Home Loan Mortgage Corporation or “FHLMC”), state and political obligations, and mortgage-backed securities. Unlike agency debt, GSE debt is not secured by the full faith and credit of the United States.

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

For comparative purposes, at December 31, 2006, gross unrealized gains of $2 million and gross unrealized losses of $19 million were included in the securities available for sale portfolio. For further analysis of the securities available for sale portfolio, see Note 2 of the Notes to Consolidated Financial Statements.

Loans Held for Sale

At March 31, 2007, mortgage origination fundings awaiting delivery to the secondary market were $16 million, compared to $14 million at December 31, 2006. Residential mortgage loans have been originated by the Bank’s Mortgage Segment, of which, historically, non-conforming adjustable rate, fixed-rate and balloon residential mortgages have normally been retained by the Bank. The conforming adjustable rate, fixed-rate and balloon residential mortgage loans historically are sold in the secondary market to eliminate interest rate risk, as well as to generate gains on the sale of these loans and servicing income. All loans held for sale are recorded at the lower of cost or market value. The Bank completed an arrangement with a third party mortgage loan processor and servicer to which the majority of these loans will be sold in the future.

Loans

Loans represent the largest component of AMCORE’s earning asset base. At March 31, 2007, total loans were $4.0 billion, an increase of $39 million or 1% as compared to December 31, 2006, and represented 80% of total earning assets including COLI. See Note 3 of the Notes to Consolidated Financial Statements.

Total commercial real estate loans, including real estate construction loans, increased $44 million or 2%. Residential real state loans decreased $9 million or 2%. Commercial, financial and agricultural loans increased $4 million or 1%. Installment and consumer loans declined $1 million or less than 1%.

Goodwill

Total goodwill at March 31, 2007 and December 31, 2006 was $6.1 million. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

Deposits

Total deposits at March 31, 2007 were $4.2 billion, a decrease of $153 million or 4% when compared to December 31, 2006. The decrease was due to $134 million in wholesale deposits and $19 million in Bank-issued deposits. Total Bank-issued deposits were $3.5 billion at March 31, 2007 and December 31, 2006, reflecting a 1% decrease. The decline in Bank-issued deposits from December 31, 2006 was seasonal in nature. Bank-issued deposits represent 84% and 82% of total deposits at March 31, 2007 and December 31, 2006, respectively.

Borrowings

Borrowings totaled $611 million at March 31, 2007 and were comprised of $219 million of short-term and $391 million of long-term borrowings. Comparable amounts at December 31, 2006 were $137 million and $342 million, respectively, for a combined increase in borrowings of $132 million or 28%. The increase of $132 million replaced $134 million of wholesale deposits that matured during the quarter. Short-term borrowings increased $83 million while long-term borrowings increased $49 million. The increase in short-term borrowings was primarily due to a reclass of FHLB borrowings from long-term as they neared maturity. The increase in long-term borrowings reflect the replacement of the borrowings that were reclassed to short-term, as well as further increases in FHLB borrowings and a $10 million increase in Trust Preferred securities, to better match the repricing characteristics of funded assets. The $10 million increase in trust-preferred securities is the amount that the new issuance exceeded the redemption of the previous issuance. See Notes 6 and 7 of the Notes to Consolidated Financial Statements.

AMCORE had $40 million of Trust Preferred securities outstanding through AMCORE Capital Trust I (Capital Trust). In the first quarter of 2007, the $40 million of 9.35% coupon preferred securities became callable. AMCORE exercised the call provision for these securities during the first quarter of 2007 replacing them with a new lower cost trust preferred issuance (Capital Trust II) of $50 million at a rate of 6.45%.

Stockholders’ Equity

Total stockholders’ equity at March 31, 2007 was $397 million, a decrease of $3 million from December 31, 2006. The decrease in stockholders’ equity was due to a $10 million increase in treasury shares resulting from the Repurchase Program. This was partly offset by an increase of $4 million in retained earnings and a $3 million reduction of losses in accumulated OCI. See discussion below under Liquidity and Capital Management.

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

In the Auto Loan Sales, indirect automobile loan receivables are transferred to a multi-seller variable-interest entity (VIE). Since the Company is not the primary beneficiary of the VIE, consolidation is not required under the terms of Financial Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities.” As a result, the net carrying amount of the loans is removed from the consolidated balance sheet and certain retained residual interests are recorded. The Company’s retained interests are subordinate to the interests of investors in the VIE and are subject to prepayment risk, interest-rate risk and credit risk on the transferred auto loans. The Company’s risk of loss attributable to credit and prepayment is limited to its interest in the Interest Only Strip. Neither the investors nor the securitization trust have any further recourse to the Company’s other assets. Interest rate risk could exceed the Company’s interest in the Excess Spread, but such a possibility is not considered probable as of March 31, 2007. The Company also retains the rights to service the loans that are sold.

As of March 31, 2007, the balance of automobile loans serviced and not included on the Company’s Consolidated Balance Sheet was $45 million, compared to $55 million at December 31, 2006. The carrying value of retained interests was $5 million both March 31, 2007 and December 31, 2006, respectively. See Note 5 of the Notes to Consolidated Financial Statements.

Mortgage loan sales - During the first quarter of 2007, the Company sold the majority of its OMSR portfolio. The strategic arrangement entered into with a leading national mortgage services company will provide private-label loan processing and servicing support. The transition is in process and by the end of the second quarter, substantially all new mortgage loan originations will be processed through this mortgage service company. As of March 31, 2007, the unpaid principal balance of mortgage loans serviced for others was $55 million compared to $1.5 billion at December 31, 2006. See Key Initiatives and Other Significant Events. See Note 4 of the Notes to Consolidated Financial Statements.

Derivatives - The Company periodically uses derivative contracts to help manage its exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives used most often are interest rate swaps, and on occasion caps, collars and floors (collectively “Interest Rate Derivatives”), mortgage loan commitments and forward contracts. As of March 31, 2007 and December 31, 2006, there were no caps, collars or floors outstanding. Interest Rate Derivatives are contracts with a third-party (the “Counter-party”) to exchange interest payment streams based upon an assumed principal amount (the “Notional Principal Amount”). The Notional Principal Amount is not advanced to/from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams and is not recorded on the Consolidated Balance Sheets. AMCORE does not have any derivatives that are held or issued for trading purposes but it does have some derivatives that do not qualify for hedge accounting. AMCORE monitors credit risk exposure to the Counter-parties. All Counter-parties, or their parent company, have investment grade credit ratings and are expected to meet any outstanding interest payment obligations.

The total notional amount of Interest Rate Derivatives outstanding was $152 million and $172 million as of March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007, Interest Rate Derivatives had a net negative carrying and fair value of $848,000, compared to a net negative carrying and fair value of $1.2 million at December 31, 2006. The decline in notional amounts resulted from the maturity of two fair value hedges in first quarter 2007. The total notional amount of forward contracts outstanding for mortgage loans to be sold in the secondary market was $30 million and $25 million as of March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007, the forward contracts had a net negative carrying and fair value of $133,000, compared to $59,000 at December 31, 2006. For further discussion of derivative contracts, see Note 8 of the Notes to Consolidated Financial Statements.

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

At March 31, 2007 and December 31, 2006, liabilities in the amount of $140,000 and $149,000, respectively, representing the value of the guarantee obligations associated with certain of the financial and standby letters of credit, had been recorded in accordance with FIN 45. These amounts are expected to be amortized into income over the lives of the commitments. The contractual amount of all letters of credit, including those exempted from the scope of FIN 45, was $234 million at both March 31, 2007 and December 31, 2006. See Note 9 of the Notes to Consolidated Financial Statements.

The carrying value of mortgage loan commitments recorded as an asset totaled $94,000 and $78,000 at March 31, 2007 and December 31, 2006, respectively. These amounts represent the fair value of those commitments marked-to-market in accordance with SFAS 138, “Accounting for Derivative Instruments and Hedging Activities” and in accordance with Staff Accounting Bulletin No. 105. The total notional amount of mortgage loan commitments was $19 million at March 31, 2007 and $16 million at December 31, 2006. See Note 8 of the Notes to Consolidated Financial Statements.

At March 31, 2007 and December 31, 2006, the Company had extended $1.2 billion and $947 million, respectively, in loan commitments other than the mortgage loan commitments and letters of credit described above. This amount represented the notional amount of the commitment. A contingent liability of $937,000 and $1.1 million has been recorded in other liabilities for estimated probable losses on unfunded commitments outstanding at March 31, 2007 and December 31, 2006, respectively.

Equity investments - The Company has a number of non-marketable equity investments that have not been consolidated in its financial statements but rather are recorded in accordance with either the cost or equity method of accounting depending on the percentage of ownership. At both March 31, 2007 and December 31, 2006, these investments included $4 million in equity fund investments. Not included in the carrying amount were commitments to fund an additional $1.4 and $1.2 million, respectively, at some future date. The Company also has recorded investments of $4 million, $20 million, and $96,000 respectively, in stock of the Federal Reserve Bank of Chicago, the FHLB of Chicago and preferred stock of the Federal Agricultural Mortgage Corporation at March 31, 2007. At December 31, 2006, these amounts were $4 million, $20 million, and $97,000, respectively. These investments are recorded at amortized historical cost or fair value, as applicable, with income recorded when dividends are declared.

Other investments, comprised of various affordable housing tax credit projects (AHTCP) and other Community Reinvestment Act investments, totaled approximately $710,000 and $733,000 at March 31, 2007 and December 31, 2006, respectively. Losses are limited to the remaining investment and there are no additional funding commitments on the AHTCPs by the Company. Those investments without guaranteed yields were reported on the equity method, while those with guaranteed yields were reported using the effective yield method. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus additional commitments, if any.

Other investments - The Company also holds $2 million in a common security investment in the Capital Trust II, to which the Company has $52 million in long-term debt outstanding. The Capital Trust II, in addition to the $2 million in common securities issued to the Company, has $50 million in preferred securities outstanding. The $50 million in preferred securities were issued to non-affiliated investors in first quarter of 2007 and are redeemable at the Company’s option beginning on or after June 6, 2012. In its Consolidated Balance Sheets, the Company reflects its $2 million common security investment on the equity method and reports the entire $52 million as outstanding long-term debt. For regulatory purposes, however, the $50 million in preferred securities qualifies as Tier 1 capital.

Fiduciary and agency - The Company’s subsidiaries also hold assets in a fiduciary or agency capacity that are not included in the Consolidated Financial Statements because they are not assets of the Company. Total assets administered by the Company at March 31, 2007 and December 31, 2006 were $2.71 billion and $2.65 billion, respectively.

Contractual Obligations

In the ordinary course of its business, the Company enters into certain contractual arrangements. These obligations include issuance of debt to fund operations, property leases and derivative transactions. During first quarter of 2007, the Company entered into one operating lease agreement. There are no residual value guarantees on these leases and no lease termination penalties or acceleration clauses. A purchase contract in the amount of $1.6 million for a land purchase was entered into during 2006 and is scheduled to close in 2007. Also during the first quarter of 2007, the Company entered into a strategic arrangement with a leading national mortgage services company to provide private-label loan processing and servicing support. There are no minimum payment requirements, but there are penalties in the event of early termination of the agreement. With the predominant portion of its business being Banking, the Company routinely enters into and exits various funding relationships including the issuance and extinguishment of long-term debt. See the discussion of Borrowings above, and Note 7 of the Notes to Consolidated Financial Statements. Other than these transactions, there were no material changes in the Company’s contractual obligations since the end of 2006. Amounts as of December 31, 2006 are listed in the following table:

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Time Deposits	$1,927,528	$1,225,549	$548,850	$134,406	$18,723
Long-Term Debt (1)	340,979	—	223,726	25,419	91,834
Capital Lease Obligations (2)	2,626	173	346	351	1,756
Operating Leases	64,949	3,881	7,476	5,693	47,899
Service Contracts (3)	1,791	597	1,194	—	—

Total (4)	$2,337,873	$1,230,200	$781,592	$165,869	$160,212

(1)	Excludes Capital Lease Obligations.
(2)	Includes related interest.
(3)	Minimum payments on Bank investment portfolio management contract.
(4)	The Company has no unrecognized tax benefits pursuant to FIN No. 48.

ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

AMCORE’s credit risk is centered in its loan portfolio, which totaled $4.0 billion, or 80% of earning assets, including COLI on March 31, 2007. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer’s failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration and borrower concentration.

The Company is also exposed to carrier credit risk with respect to the majority of its $136 million investment in COLI. AMCORE manages this risk by diversifying its holdings among multiple carriers and by periodic internal credit reviews. All carriers have “Secure” ratings from A. M. Best that range from a low of “A” (Excellent) to “A++” (Superior).

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

The determination by management of the appropriate level of the Allowance amounted to $41.3 million at March 31, 2007, compared to $40.9 million at December 31, 2006. Increases of $1.4 million for specific loss estimates on certain loans that are individually reviewed for impairment and an increase of $1.4 million for other loss estimates were partially offset by a decrease of $1.7 million in statistical loss estimates on loan pools based upon historical loss experience. Other loss estimates are based upon the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect the borrower’s ability to repay, and current economic and industry conditions.

At March 31, 2007, the Allowance as a percent of total loans and of non-accrual loans was 1.04% and 137%, respectively. These compare to the same ratios at December 31, 2006 of 1.04% and 136%. Net charge-offs were $2.8 million in first quarter of 2007, an increase of $761,000 from $2.0 million first quarter of 2006. This was 0.28% and 0.22% of average loans in first quarter of 2007 and 2006, respectively. Increases included commercial loan net charge-offs of $596,000, residential real estate net charge-offs of $169,000 and consumer/installment net charge-offs of $243,000, partially reduced by a decline in commercial real estate of $247,000.

Non-performing Assets - Non-performing assets consist of non-accrual loans, loans 90 days past due and still accruing, foreclosed real estate and other repossessed assets. Non-performing assets totaled $38.5 million as of March 31, 2007, an increase of $4.5 million or 13% from $33.9 million at December 31, 2006. The increase since December 31, 2006 consisted of a $194,000 increase in non-accrual loans and $4.5 million in loans 90 days past due. Other foreclosed assets declined by $128,000. Total non-performing assets represented 0.73% and 0.64% of total assets at March 31, 2007 and December 31, 2006, respectively.

Non-accrual loan totals include a $9.2 million commercial real estate loan credit that was added to non-accrual loans in the second quarter of 2006. The credit is in the process of workout and the Company has assigned a specific allocation of $3.4 million to reflect an estimated impairment loss on the relationship as of March 31, 2007. While the Company strives to reflect all known risk factors in its evaluation, the ultimate loss could differ materially from the current estimate. See Critical Accounting Estimates in the Company’s report on Form 10-K for the year ended December 31, 2006 for a discussion of the judgments and assumptions that are most critical in determining the adequacy of the Allowance.

In addition to the amount of non-accruing and delinquent loans over 90 days past due, management is aware that other possible credit problems of borrowers may exist. Credits are considered substandard assets due to either less than satisfactory performance history, lack of borrower’s sound worth or paying capacity, or inadequate collateral. Loans classified as substandard are monitored accordingly. As of March 31, 2007 and December 31, 2006, there were $3.9 million and $460,000, respectively, in this risk category that were 60 to 89 days delinquent and $5.0 million and $1.9 million, respectively, that were 30 to 59 days past due. In addition, as of March 31, 2007 and December 31, 2006, respectively, there were $591,000 and $684,000 of loans that were current, but had loss allocations of $294,000 and $139,000.

Concentration of Credit Risks – As previously discussed, AMCORE strives to maintain a diverse loan portfolio in an effort to minimize the effect of credit risk. Summarized below are the characteristics of classifications that exceed 10% of total loans.

Commercial, financial, and agricultural loans were $803 million at March 31, 2007, and comprised 20% of gross loans, of which 0.73% were non-performing. Net charge-offs of commercial loans in the first quarter of 2007 and 2006 were 0.76% and 0.45%, respectively, of the average balance of the category. There were no loan concentrations within this category in excess of 10% of total loans.

Commercial real estate and construction loans were $2.4 billion at March 31, 2007, comprising 60% of gross loans, of which 1.01% were classified as non-performing. Net charge-offs of construction and commercial real estate loans during the first quarter of 2007 and 2006 were 0.07% and 0.09%, respectively, of the average balance of the category. This category included $614 million of loans to nonresidential building operators and $444 million of loans to building contractors, which were 19% and 14% of total loans, respectively. There were no other loan concentrations within this category that exceeded 10% of total loans.

Residential real estate loans, which include home equity and permanent residential financing, totaled $485 million at March 31, 2007, and represented 12% of gross loans, of which 1.30% were non-performing. Net charge-offs of residential real estate during the first quarter of 2007 and 2006 were 0.09% and 0.08%, respectively, of the average balance in this category.

Installment and consumer loans were $306 million at March 31, 2007, and comprised 8% of gross loans, of which 0.24% were non-performing. Net charge-offs of consumer loans during the first quarter of 2007 and 2006 were 1.0% and 0.66%, respectively, of the average balance of the category. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $241 million at March 31, 2007. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of consumer credit.

Contained within the concentrations described above, the Company has $1.6 billion of interest-only loans, of which $1.0 billion are included in the construction and commercial real estate loan category, $420 million are included in the commercial, financial, and agricultural loan category, and $167 million are in home equity lines of credit. In general, these loans are well-secured with a range of maturities of two to five years. The Company does not have significant concentrations of negative amortization loans, high loan-to-value loans, option adjustable-rate mortgage loans or loans that initially have below market rates that significantly increase after the initial period.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity Management

Overview - Liquidity management is the process by which the Company, through its Asset and Liability Committee (ALCO) and capital markets and treasury function, ensures that adequate liquid funds are available to meet its financial commitments on a timely basis, at a reasonable cost and within acceptable risk tolerances.

Liquidity is derived primarily from Bank-issued deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations; and access to wholesale funding sources. Wholesale funding sources include wholesale deposits, Fed Funds purchased lines, Federal Reserve Bank discount window advances, FHLB advances, repurchase agreements, the sale or securitization of loans, subordinated debentures, and access to other capital market instruments. Bank-issued deposits, which exclude wholesale deposits, are generally considered by management to be the primary, most stable and most cost-effective source of funding and liquidity. The Bank also has capacity, over time, to place additional wholesale funding as a source of mid- to long-term funds.

Uses of liquidity include funding credit obligations to borrowers, funding of mortgage originations pending delivery to the secondary market, withdrawals by depositors, repayment of wholesale funding when due or called, maintaining adequate collateral for public deposits, paying dividends to shareholders, payment of operating expenses, funding capital expenditures and maintaining deposit reserve requirements.

During first quarter of 2007, wholesale funding, which includes borrowings and brokered deposits, decreased $2 million. Wholesale funding represented 24% of total assets as of the end of both March 31, 2007 and December 31, 2006. The Company remains confident of its ability to meet and manage its short and long-term liquidity needs.

Investment securities portfolio – Scheduled maturities of the Company’s investment securities portfolio and the prepayment of mortgage and asset backed securities represent a significant source of liquidity. Approximately $8 million, or 9%, of the securities portfolio will contractually mature during the remainder of 2007. This does not include mortgage and asset backed securities since their payment streams may differ from contractual maturities because borrowers may have the right to prepay obligations, typically without penalty.

At March 31, 2007, securities available for sale were $862 million or 16% of total assets compared to $900 million or 17% at December 31, 2006. As cash flows from maturities and prepayments of investment securities have exceeded the amount reinvested in the investment portfolio, the Company has gradually migrated its balance sheet to a lower proportion of investment securities, while using the proceeds to fund the Quality Loan Growth initiative and reduce wholesale funding.

Loans - Funding of loans is the most significant liquidity need, representing 76% of total assets as of March 31, 2007. Since December 31, 2006, loans increased $39 million. Loans held for sale, which represents mortgage origination funding awaiting delivery to the secondary market, increased $2 million. The scheduled repayments and maturities of loans represent a substantial source of liquidity. Loan growth from same-store and Branch Expansion continue to be the greatest liquidity need of the Company.

Bank-issued deposits – Bank-issued deposits are generally considered to be the most cost-effective and reliable source of liquidity for the Company. During the first quarter of 2007, Bank-issued deposits declined $19 million. The decrease in bank-issued deposits was primarily due to a seasonal decline in non-interest bearing deposits.

Branch expansion - The Company’s Branch Expansion strategy poses the greatest challenge to short and long-term liquidity. The Branch Expansion has required, and will continue to require, other sources of liquidity to fund the expected loan growth net of expected deposit growth and the remaining $48.5 million authorized capital investment. Through March 31, 2007, the Branch Expansion has required the funding of $2.0 billion in loans while generating $781 million in deposits.

Parent company – In addition to the overall liquidity needs of the consolidated Company, the parent company requires adequate liquidity to pay its expenses, repay debt when due, pay stockholder dividends and execute the Repurchase Program. Liquidity is primarily provided to the parent through the Bank and other subsidiaries in the form of dividends, as well as capital market sources such as Trust Preferred securities. In the first quarter of 2007, dividends from subsidiaries amounted to $15 million, compared to $10 million in first quarter of 2006.

Other sources of liquidity - As of March 31, 2007, other sources of potentially available liquidity totaled $1.0 billion and included $322 million of unpledged debt investment securities, unused collateral sufficient to support $14 million in Federal Reserve Bank Treasury Tax & Loan borrowings, $45 million in additional FHLB advances, $373 million in Federal Reserve Bank discount window advances, and a significant amount of borrowing capacity via Fed Funds lines. The Company also has capacity, over time, to place sufficient amounts of brokered deposits as a source of mid- to long-term liquidity. The Bank’s indirect auto portfolio, which at March 31, 2007 was $241 million, is a potential source of liquidity through loans sales or securitizations.

Other uses of liquidity – At March 31, 2007, other potential uses of liquidity totaled $1.4 billion and included $1.2 billion in commitments to extend credit, $19 million in residential mortgage commitments primarily for sale to the secondary market, and $234 million in letters of credit. At December 31, 2006, these amounts totaled $1.2 billion.

Capital Management

Total stockholders’ equity at December 31, 2006 was $397 million, a decrease of $3 million or 1% from December 31, 2006. The decrease in stockholders’ equity was primarily due to a $10 million increase in treasury share balances offset by a $4 million increase in retained earnings and $3 million decline in accumulated OCI.

AMCORE paid $4 million of cash dividends during first quarter of 2007, which represent $0.185 per share, or a dividend payout ratio of 53%. This compares to $0.185 per share paid in first quarter of 2006, which represented a payout ratio of 44%. The book value per share increased $0.75 per share to $16.89 at March 31, 2007, up from $16.14 at March 31, 2006.

In addition to the Repurchase Program, the Company does repurchase shares in open-market and private transactions in accordance with Exchange Act Rule 10b-18. These repurchases are used to replenish the Company’s treasury stock for re-issuances related to stock options and other employee benefit plans. Also repurchased are direct repurchases from participants related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. During the first quarter of 2007, the Company purchased 441,000 shares in open-market and private transactions at an average price of $32.95 per share.

AMCORE has outstanding $52 million of capital securities through the Capital Trust II. Of the $52 million, $50 million qualifies as Tier 1 capital for regulatory capital purposes, which is the $52 million reduced by the $2 million of common equity securities owned by the Company. Pursuant to regulations issued by the Federal Reserve Board, the capital securities are expected to continue to qualify as Tier 1 Capital. The Company has the capacity to issue, under regulatory guidelines, additional trust preferred securities that would qualify as Tier 1 Capital.

As the following table indicates, AMCORE’s total risk-based capital, Tier 1 capital and leverage ratio all significantly exceed the regulatory minimums, as of March 31, 2007. As of the most recent notification from the Company’s regulators, the Bank is considered “well capitalized” under the regulatory framework for prompt corrective action.

(Dollars in thousands)	March 31, 2007		Minimum Capital Adequacy
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$541,416	11.64%	$371,958	8.00%
Tier 1 Capital (to Risk Weighted Assets)	$449,154	9.66%	$185,979	4.00%
Tier 1 Capital (to Average Assets)	$449,154	8.53%	$210,728	4.00%
Risk Weighted Assets	$4,649,472

Average Assets	$5,268,209

TABLE 1

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	For the Three Months Ended March 31,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$897,511	$9,933	4.43%	$1,196,106	$13,643	4.56%
Short-term investments	19,127	266	5.64%	8,054	97	4.87%
Loans held for sale	12,305	150	4.86%	22,969	283	4.93%

Loans:
Commercial	803,570	16,303	8.23%	811,689	15,183	7.59%
Commercial real estate	2,354,882	45,292	7.80%	2,160,772	38,915	7.30%
Residential real estate	498,427	8,718	7.05%	473,992	7,725	6.57%
Consumer	306,268	5,688	7.53%	312,801	5,240	6.79%

Total loans (1) (3)	$3,963,147	$76,001	7.77%	$3,759,254	$67,063	7.23%

Total interest-earning assets	$4,892,090	$86,350	7.14%	$4,986,383	$81,086	6.58%
Allowance for loan losses	(41,653)			(42,710)
Non-interest-earning assets	405,283			396,763

Total assets	$5,255,720			$5,340,436

Liabilities and Stockholders’ Equity:
Interest bearing deposits	$1,784,489	$14,320	3.25%	$1,831,169	$11,912	2.64%
Time deposits	1,199,365	13,766	4.65%	1,200,419	10,724	3.62%

Total bank issued interest-bearing deposits	$2,983,854	$28,086	3.82%	$3,031,588	$22,636	3.03%
Wholesale deposits	746,629	9,503	5.16%	660,102	7,206	4.43%
Short-term borrowings	157,511	1,884	4.85%	530,751	5,841	4.46%
Long-term borrowings	406,936	5,873	5.85%	175,999	2,881	6.64%

Total interest-bearing liabilities	$4,294,930	$45,346	4.28%	$4,398,440	$38,564	3.56%
Non-interest bearing deposits	492,766			473,174
Other liabilities	68,126			68,629
Realized Stockholders’ Equity	411,131			414,482
Other Comprehensive Loss	(11,233)			(14,289)

Total Liabilities & Stockholders’ Equity	$5,255,720			$5,340,436

Net Interest Income (FTE)		$41,004			$42,522

Net Interest Spread (FTE)			2.86%			3.02%

Interest Rate Margin (FTE)			3.38%			3.44%

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35%.FTE adjustments totaled $608,000 in 2007 and $1.1 million in 2006.
(2)	The average balances of the securities are based on amortized historical cost.
(3)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $833,000 for 2007 and $783,000 for 2006.

TABLE 2

ANALYSIS OF QUARTER-TO-QUARTER CHANGES IN NET INTEREST INCOME

	For Three Months Ended March 31, 2007/2006
	Increase/(Decrease) Due to Change in		Total Net
	Average Volume	Average Rate	Increase (Decrease)
	(in thousands)
Interest Income:
Investment securities	$(3,316)	$(394)	$(3,710)
Short-term investments	158	11	169
Loans held for sale	(129)	(4)	(133)

Loans:
Commercial	(153)	1,273	1,120
Commercial real estate	3,632	2,745	6,377
Residential real estate	410	583	993
Consumer	(111)	559	448

Total loans	3,751	5,187	8,938

Total Interest-Earning Assets	$(1,567)	$6,831	$5,264

Interest Expense:
Interest bearing deposits	$(311)	$2,719	$2,408
Time deposits	(9)	3,051	3,042

Total bank issued interest-bearing deposits	(362)	5,812	5,450
Wholesale deposits	1,014	1,283	2,297
Short-term borrowings	(4,424)	467	(3,957)
Long-term borrowings	3,370	(378)	2,992

Total Interest-Bearing Liabilities	$(927)	$7,709	$6,782

Net Interest Income (FTE)	$(640)	$(878)	$(1,518)

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

TABLE 3

ASSET QUALITY

The components of non-performing loans and foreclosed assets at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Impaired loans:
Non-accrual loans
Commercial	$3,074	$3,327
Real estate	17,390	14,621
Other non-performing:
Non-accrual loans (1)	9,778	12,100
Loans 90 days or more past due and still accruing	6,790	2,315

Total non-performing loans	$37,032	$32,363

Foreclosed assets:
Real estate	1,205	1,247
Other	231	317

Total foreclosed assets	$1,436	$1,564

Total non-performing assets	$38,468	$33,927

Troubled debt restructurings	$12	$12

(1)	These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

An anaylsis of the allowance for loan losses for the periods ended March 31, 2007 and 2006 is presented below:

	For the Three Months Ended March 31,
	2007	2006
	($ in thousands)
Balance at beginning of period	$40,913	$40,756
Charge-Offs:
Commercial, financial and agricultural	1,631	1,001
Real estate - Commercial	512	715
Real estate - Residential	153	84
Installment and consumer	1,383	1,303

	3,679	3,103

Recoveries:
Commercial, financial and agricultural	126	92
Real estate - Commercial	96	52
Real estate - Residential	45	145
Installment and consumer	628	791

	895	1,080

Net Charge-Offs	2,784	2,023
Provision charged to expense	3,179	2,000

Balance at end of period	$41,308	$40,733

Ratio of net-charge-offs during the period to average loans outstanding during the period (1)	0.28%	0.22%

(1)	On an annualized basis.

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

While AMCORE manages other risks in its normal course of operations, such as credit and liquidity risk, it considers interest-rate risk to be its most significant market risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of AMCORE’s business activities and operations. In addition, since AMCORE does not hold a trading portfolio, it is not exposed to significant market risk from trading activities. During the first quarter of 2007, there were no material changes in AMCORE’s primary market risk exposures. Based upon current expectations, no material changes are anticipated in the future in the types of market risks facing AMCORE.

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

Based upon an immediate increase in interest rates of 100 basis points and no change in the slope of the yield curve, the potential decrease in net income before taxes for the twelve month period beginning April 1, 2007 would be approximately 0.4% of base income. At the end of 2006, comparable assumptions would have resulted in a potential decrease in 2007 net income before taxes of 0.4%. Conversely, an immediate decrease in interest rates of 100 basis points and no change in the slope of the yield curve, would result in a potential decrease in net income before taxes for the twelve month period beginning April 1, 2007 of 2.5% of base forecasted net income before taxes. At the end of 2006, a similar decrease in rates would have resulted in a potential decrease in net income before taxes of 7.9%. Since the first quarter of 2007 sale of the OMSRs, the Bank’s risk to an immediate decrease in rates was substantially reduced. This analysis assumes no growth in assets or liabilities and replacement of maturing instruments with like-kind instruments. During 2006, AMCORE changed its benchmark of net interest income to net income before taxes.

The amounts and assumptions used in the rising and falling rate scenarios should not be viewed as indicative of expected actual results. In addition to rising or falling interest rates, AMCORE’s net income can be significantly affected by a variety of external factors, such as those previously noted. In addition, as interest rates move, the ALCO is likely to adjust interest rate risk management strategies to limit, to the extent possible, the adverse impact that such changes in interest rates might otherwise have on AMCORE’s net income, as well as maximize potential positive impacts such movements might have.

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

PART II— Other Information

ITEM 1. Legal Proceedings

Management believes that no litigation is threatened or pending in which the Company faces potential loss or exposure which will materially affect the Company’s financial position or results of operations. For a discussion of the Bank’s entry into a Consent Order with the OCC, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Regulatory Developments. Since the Company’s subsidiaries act as depositories of funds, trustee and escrow agents, they occasionally are named as defendants in lawsuits involving claims to the ownership of funds in particular accounts. This and other litigation is incidental to the Company’s business.

ITEM 1A. Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2006 10-K for the fiscal year ended December 31, 2006.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table presents information relating to all Company repurchases of common stock during the first quarter of 2007:

Issuer Purchases of Equity Securities
Period	(a) Total # of Shares Purchased	(b) Average Price Paid per Share	(c) Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum # (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				1,830,269
January 1 – 31, 2007	62,032	$33.23	60,200	1,770,069
February 1 – 28, 2007	180,574	34.02	181,000	1,589,069
March 1 – 31, 2007	198,500	31.89	198,500	1,390,569

Total during quarter	441,106	$32.95	439,700	1,390,569
April 1- May 2, 2007 (Expiration of program)	473,726	30.38	468,000	922,569

Total	914,832	$31.62	907,700	0

The Company’s Board of Directors authorized a share repurchase program on May 3, 2006. The repurchase program allows the repurchase of up to three million shares for a 12-month period and will be executed through open market or privately negotiated purchases. On May 3, 2007 the Company’s Board of Directors authorized the repurchase of up to two million shares. The authorization is for a twelve-month period and will be executed through open market or privately negotiated purchases. The Company may periodically repurchases shares in open-market transactions in accordance with Exchange Act Rule 10b-18 through a limited group of brokers to replenish the Company’s treasury stock for re-issuances related to stock option exercises and other employee benefit plans. Included in the repurchased shares above are direct repurchases from participants, at their discounted price, related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. There were no shares tendered in the first quarter to effect stock option exercise transactions in the numbers above.

ITEM 6. Exhibits

3	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

3.1	By-laws of AMCORE Financial, Inc., as amended February 11, 2004. (Incorporated by reference to Exhibit 3.2 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.1	Indenture, dated as of March 27, 2007, between the Company and Wilmington Trust Company.

4.2	Form of New Guarantee between the Company and Wilmington Trust Company.

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCORE Financial, Inc.
Date: May 10, 2007
	By:	/s/ Donald H. Wilson
Donald H. Wilson
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

3	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

3.1	By-laws of AMCORE Financial, Inc., as amended February 11, 2004. (Incorporated by reference to Exhibit 3.2 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.1	Indenture, dated as of March 27, 2007, between the Company and Wilmington Trust Company.

4.2	Form of New Guarantee between the Company and Wilmington Trust Company.

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.