Form 10-Q
period 2007-06-30
AMCORE FINANCIAL INC
filed 2007-08-09
CIK 714756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 1, 2007, 22,722,000 shares of common stock were outstanding.

AMCORE Financial, Inc.

Form 10–Q Table of Contents

PART 1. ITEM 1. FINANCIAL STATEMENTS

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006
	(in thousands, except share data)
ASSETS
Cash and cash equivalents	$127,014	$146,060
Interest earning deposits in banks and fed funds sold	6,618	3,476
Loans held for sale	13,850	13,818
Securities available for sale, at fair value	835,469	899,833
Gross loans	4,029,667	3,946,551
Allowance for loan losses	(40,714)	(40,913)

Net loans	$3,988,953	$3,905,638
Company owned life insurance	136,784	134,583
Premises and equipment, net	90,312	91,561
Goodwill	6,148	6,148
Foreclosed real estate, net	3,553	1,247
Other assets	94,034	90,019

Total Assets	$5,302,735	$5,292,383

LIABILITIES
Deposits:
Non-interest bearing deposits	$543,122	$543,070
Interest bearing deposits	1,804,439	1,801,335
Time deposits	1,142,367	1,204,908

Total bank issued deposits	$3,489,928	$3,549,313
Wholesale deposits	656,061	796,869

Total deposits	$4,145,989	$4,346,182
Short-term borrowings	301,075	136,747
Long-term borrowings	416,531	342,012
Other liabilities	59,034	67,396

Total Liabilities	$4,922,629	$4,892,337

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	$—	$—
Common stock, $0.22 par value; authorized 45,000,000 shares;

	June 30, 2007	December 31, 2006
Issued	29,986,804	29,972,232
Outstanding	22,921,752	23,792,320	6,663	6,660
Treasury stock	7,065,052	6,179,912	(163,975)	(136,413)
Additional paid-in capital			76,882	76,452
Retained earnings			474,522	464,316
Accumulated other comprehensive loss			(13,986)	(10,969)

Total Stockholders’ Equity			$380,106	$400,046

Total Liabilities and Stockholders’ Equity			$5,302,735	$5,292,383

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except share data)
INTEREST INCOME
Interest and fees on loans	$77,462	$71,093	$153,325	$137,983
Interest on securities:
Taxable	8,199	10,386	16,789	21,402
Tax-exempt	909	1,660	1,782	3,368

Total Income on Securities	$9,108	$12,046	$18,571	$24,770

Interest on federal funds sold and other short-term investments	15	71	227	158
Interest and fees on loans held for sale	191	341	341	624
Interest on deposits in banks	41	16	95	26

Total Interest Income	$86,817	$83,567	$172,559	$163,561

INTEREST EXPENSE
Interest on deposits	$36,540	$33,014	$74,129	$62,856
Interest on short-term borrowings	4,107	4,112	5,991	9,953
Interest on long-term borrowings	5,452	5,121	11,325	8,002

Total Interest Expense	$46,099	$42,247	$91,445	$80,811

Net Interest Income	40,718	41,320	81,114	82,750
Provision for loan losses	4,227	2,250	7,406	4,250

Net Interest Income After Provision for Loan Losses	$36,491	$39,070	$73,708	$78,500

NON-INTEREST INCOME
Investment management and trust income	$3,671	$3,970	$7,751	$7,635
Service charges on deposits	7,436	6,605	13,765	12,155
Net mortgage revenues	596	1,061	1,522	2,293
Company owned life insurance income	1,247	1,149	2,201	2,078
Brokerage commission income	1,191	744	2,054	1,625
Bankcard fee income	1,947	1,515	3,807	2,872
Gain on sale of loans	1	149	242	310
Other	3,359	2,273	7,486	3,972

Non-Interest Income, Excluding Net Security Gains	$19,448	$17,466	$38,828	$32,940
Net security gains	—	—	—	225

Total Non-Interest Income	$19,448	$17,466	$38,828	$33,165

OPERATING EXPENSES
Compensation expense	$19,206	$20,023	$39,810	$40,018
Employee benefits	4,792	4,292	10,648	9,353
Net occupancy expense	3,400	2,551	7,192	5,221
Equipment expense	2,452	2,341	4,976	4,556
Data processing expense	955	790	1,642	1,545
Professional fees	1,904	2,655	3,833	4,360
Communication expense	1,270	1,220	2,593	2,478
Advertising and business development	835	1,838	1,972	3,561
Other	5,734	4,548	12,864	9,556

Total Operating Expenses	$40,548	$40,258	$85,530	$80,648

Income from continuing operations before income taxes	$15,391	$16,278	$27,006	$31,017
Income taxes	4,788	4,844	8,184	9,124

Income from continuing operations	$10,603	$11,434	$18,822	$21,893

Discontinued operations:
Loss from discontinued operations	$—	$(18)	$—	$(131)
Income tax benefit	—	(7)	—	(51)

Loss from discontinued operations	$—	$(11)	$—	$(80)

Net Income	$10,603	$11,423	$18,822	$21,813

EARNINGS PER COMMON SHARE

Basic: Income from continuing operations	$0.46	$0.46	$0.81	$0.88
Loss from discontinued operations	—	—	—	—

Net Income	$0.46	$0.46	$0.81	$0.88

Diluted: Income from continuing operations	$0.46	$0.46	$0.80	$0.88
Loss from discontinued operations	—	—	—	—

Net Income	$0.46	$0.46	$0.80	$0.88

DIVIDENDS PER COMMON SHARE	$0.185	$0.185	$0.37	$0.37

AVERAGE COMMON SHARES OUTSTANDING
Basic	23,073	24,668	23,379	24,739
Diluted	23,098	24,758	23,427	24,856

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except share data)
Balance at December 31, 2005	$6,652	$(104,240)	$74,110	$435,113	$(294)	$(12,824)	$398,517

Comprehensive Income (Loss):
Net Income	—	—	—	21,813	—	—	21,813

Net unrealized holding losses on securities available for sale arising during the period	—	—	—	—	—	(17,704)	(17,704)
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(225)	(225)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	6,805	6,805

Net unrealized losses on securities available for sale	—	—	—	—	—	(11,124)	(11,124)

Comprehensive Income (Loss)	—	—	—	21,813	—	(11,124)	10,689

Cash dividends on common stock—$0.37 per share	—	—	—	(9,136)	—	—	(9,136)
Purchase of 337,796 shares for the treasury	—	(10,369)	—	—	—	—	(10,369)
Deferred compensation and other	—	—	109	—	—	—	109
Stock-based compensation	—	—	1,902	—	—	—	1,902
Reclassification upon adoption of SFAS No. 123R	—	—	342	—	294	—	636
Reissuance of 88,957 treasury shares for incentive plans	—	2,725	(773)	—	—	—	1,952
Issuance of 18,636 common shares for Employee Stock Plan	5	—	449	—	—	—	454

Balance at June 30, 2006	$6,657	$(111,884)	$76,139	$447,790	$—	$(23,948)	$394,754

Balance at December 31, 2006	$6,660	$(136,413)	$76,452	$464,316	$—	$(10,969)	$400,046

Comprehensive Income (Loss):
Net Income	—	—	—	18,822	—	—	18,822

Transition Obligation Amortization	—	—	—	—	—	42	42
Net unrealized holding losses on securities available for sale arising during the period	—	—	—	—	—	(4,964)	(4,964)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	1,905	1,905

Comprehensive Income (Loss)	—	—	—	18,822	—	(3,017)	15,805

Cash dividends on common stock—$0.37 per share	—	—	—	(8,616)	—	—	(8,616)
Purchase of 1,117,840 shares for the treasury	—	(35,051)	—	—	—	—	(35,051)
Deferred compensation and other	—	—	198	—	—	—	198
Stock-based compensation	—	—	1,380	—	—	—	1,380
Reissuance of 232,700 treasury shares for incentive plans	—	7,489	(1,520)	—	—	—	5,969
Issuance of 14,572 common shares for Employee Stock Plan	3	—	372	—	—	—	375

Balance at June 30, 2007	$6,663	$(163,975)	$76,882	$474,522	$—	$(13,986)	$380,106

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Cash Flows From Operating Activities
Net income	$18,822	$21,813
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	4,060	3,503
Amortization and accretion of securities, net	432	855
Stock-based compensation expense	1,380	1,902
Tax benefit on exercise of stock options	723	328
Excess tax benefits from stock-based compensation	(693)	(121)
Provision for loan losses	7,406	4,250
Company owned life insurance income, net of claims	(2,201)	(2,078)
Net securities gains	—	(225)
Net gains on sale of loans	(242)	(310)
Net gain on sale of Other Mortgage Servicing Rights (OMSRs)	(2,333)	—
Net gains on sale of mortgage loans held for sale	(667)	(1,098)
Originations of mortgage loans held for sale	(137,263)	(158,402)
Proceeds from sales of mortgage loans held for sale	137,898	147,759
Deferred income tax (benefit) expense	(4,255)	554
Loss on extinguishment of debt	2,256	—
(Increase) decrease in other assets	(9,585)	304
Decrease in other liabilities	(7,884)	(3,746)

Net cash provided by operating activities	$7,854	$15,288

Cash Flows From Investing Activities
Proceeds from maturities of securities available for sale	$99,389	$105,068
Proceeds from sales of securities available for sale	519	40,488
Purchase of securities available for sale	(40,940)	(69,309)
Net (increase) decrease in federal funds sold and other short-term investments	(4,400)	5,200
Net decrease in interest earning deposits in banks	1,258	387
Net increase in loans	(95,773)	(155,002)
Proceeds from the sale of loans	212	4,596
Net proceeds from sale of OMSRs	16,306	—
Investment in company owned life insurance	—	(10)
Premises and equipment expenditures, net	(2,823)	(6,965)
Proceeds from the sale of foreclosed real estate	532	502

Net cash used for investing activities	$(25,720)	$(75,045)

Cash Flows From Financing Activities
Net increase (decrease) in non-interest-bearing demand deposits	$52	$(15,776)
Net increase (decrease) in interest-bearing demand deposits	3,104	(177,605)
Net (decrease) increase in time deposits	(62,541)	52,315
Net (decrease) increase in wholesale deposits	(140,808)	123,544
Net increase (decrease) in short-term borrowings	78,315	(98,977)
Proceeds from long-term borrowings	201,547	204,400
Payment of long-term borrowings	(2)	—
Extinguishment of debt	(43,494)	—
Dividends paid	(8,616)	(9,136)
Issuance of common shares for employee stock plan	375	454
Reissuance of treasury shares for incentive plans	5,246	1,624
Excess tax benefits from stock-based compensation	693	121
Purchase of shares for treasury	(35,051)	(10,369)

Net cash (used in) provided by financing activities	$(1,180)	$70,595

Net change in cash and cash equivalents	$(19,046)	$10,838
Cash and cash equivalents:
Beginning of year	146,060	144,350

End of period	$127,014	$155,188

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$77,812	$59,458
Interest paid on borrowings	16,596	17,049
Income tax payments	12,342	10,262

Non-Cash Investing and Financing
Foreclosed real estate - acquired in settlement of loans	2,846	752
Transfer current portion of long-term borrowings to short-term borrowings	86,013	7,514
Capitalized interest	43	160

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

The accompanying unaudited Consolidated Financial Statements and related notes, including the critical accounting estimates, should be read in conjunction with the audited Consolidated Financial Statements and related notes contained in the 2006 Annual Report of AMCORE Financial, Inc. and Subsidiaries (the “Company”) on Form 10-K (2006 Form 10-K).

Operating results for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the 2006 Form 10–K.

Discontinued Operations

For the second quarter of 2006, the net loss from discontinued operations was $11,000, and resulted from adjustments of expenses from the sale of Investors Management Group, Ltd. (IMG) in 2005.

New Accounting Standards

During the first quarter of 2007, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 requires an entity to separately recognize servicing assets and servicing liabilities and to report these balances at fair value upon inception. After initial recognition at fair value, the Company continues amortization and measurement of lower-of-cost or market. With the sale of the majority of the Company’s Originated Mortgage Servicing Rights (OMSRs) during first quarter 2007, the adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In September 2006, the FASB ratified EITF Issue No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The Issue requires companies to recognize a liability for future benefits on split dollar insurance arrangements if the benefit to the employee extends to postretirement periods. The issue is required to be applied to fiscal years beginning after December 15, 2007, with earlier application permitted. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The fair value option established by this standard permits all entities to choose to measure eligible items at fair value at specified election dates. Under SFAS No. 159, a business entity is required to report unrealized gains and losses on items for which the fair value option have been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption was permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company has chosen not to early adopt. Adoption of this standard in 2008 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

There have been no material changes to the Company’s accounting policies from the 2006 Form 10-K.

NOTE 2 – SECURITIES

A summary of information for investment securities, categorized by security type, at June 30, 2007 and December 31, 2006 follows.

Fair values are based on quoted market prices or are based on quoted prices for similar financial instruments.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2007
Securities Available for Sale:
U.S. Treasury	$4,917	$—	$—	$4,917
U.S. Government sponsored enterprises (GSEs)	49,606	—	(1,092)	48,514
Mortgage-backed securities (1)	662,480	357	(20,303)	642,534
State and political subdivisions	101,442	235	(1,888)	99,789
Corporate obligations and other (2)	39,544	192	(21)	39,715

Total Securities Available for Sale	$857,989	$784	$(23,304)	$835,469

December 31, 2006
Securities Available for Sale:
U.S. Treasury	$5,002	$—	$(38)	$4,964
U.S. Government sponsored enterprises (GSEs)	51,635	11	(727)	50,919
Mortgage-backed securities (1)	727,839	471	(17,692)	710,618
State and political subdivisions	93,441	548	(629)	93,360
Corporate obligations and other (2)	39,472	536	(36)	39,972

Total Securities Available for Sale	$917,389	$1,566	$(19,122)	$899,833

A summary of unrealized loss information for investment securities, categorized by security type, was as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (3)	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2007
Securities Available for Sale:
U.S. Treasury	$4,917	$—	$—	$—	$4,917	$—
U.S. Government sponsored enterprises (GSEs)	18,355	(312)	30,159	(780)	48,514	(1,092)
Mortgage-backed securities (1)	65,416	(935)	560,623	(19,368)	626,039	(20,303)
State and political subdivisions	45,635	(866)	37,034	(1,022)	82,669	(1,888)
Corporate obligations and other (2)	—	—	1,411	(21)	1,411	(21)

Total Unrealized Losses on Securities Available for Sale	$134,323	$(2,113)	$629,227	$(21,191)	$763,550	$(23,304)

December 31, 2006
Securities Available for Sale:
U.S. Treasury	$—	$—	$4,964	$(38)	$4,964	$(38)
U.S. Government sponsored enterprises (GSEs)	—	—	37,826	(727)	37,826	(727)
Mortgage-backed securities (1)	29,449	(92)	648,375	(17,600)	677,824	(17,692)
State and political subdivisions	19,244	(77)	33,010	(552)	52,254	(629)
Corporate obligations and other (2)	101	—	1,475	(36)	1,576	(36)

Total Unrealized Losses on Securities Available for Sale	$48,794	$(169)	$725,650	$(18,953)	$774,444	$(19,122)

(1)	Includes the following U.S. Government agency issuances: $12 million of Government National Mortgage Association and $4 million of United States Department of Veterans Affairs at June 30, 2007, and $6 million and $4 million, respectively, at December 31, 2006.
(2)	Includes investments of $4 million and $20 million, respectively, in stock of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB) at both June 30, 2007 and December 31, 2006. These investments are recorded at historical cost with income recorded when dividends are declared. A portion of the FRB and FHLB investments are restricted as to sale because they are held to satisfy membership requirements.
(3)	The Company has the ability to hold and has no intent to dispose of the related securities until maturity or upon fair value exceeding cost, as of June 30, 2007. The total $21.2 million of unrealized losses is related to 183 securities. None of the unrealized losses were individually significant to the total and, except as discussed below, the unrealized losses were caused by interest rate increases. Of the total, $19.4 million was related to 114 mortgage-backed securities issued by GSEs with a qualify rating of “Aaa”; $780,000 related to five “Aaa” rated GSEs; and $1.0 million related to 62 municipal obligation bonds with quality ratings from “A1” to “Aaa”, with the exception of two that were not rated. Corporate obligations and other included two mortgage-backed bonds that had a combined unrealized loss of $20,000 and were collateralized by owner occupied first lien mortgage loans. These bonds had a quality rating of “Aaa” and were sufficiently collateralized such that credit loss was considered remote, and the securities had an weighted average remaining life of .6 years. In the event of prepayment, it is expected that the Company would recover substantially all of its recorded investment in both of these securities.

A summary of realized gain and loss information follows. There were no realized gains or losses during the second quarter of 2007 or 2006.

	Realized Gains	Realized Losses	Net Gains/ (Losses)
	(in thousands)
For the six months ended:
June 30, 2007	$—	$—	$—
June 30, 2006	1,012	(787)	225

At June 30, 2007 and 2006, securities with a fair value of approximately $598 million and $768 million, respectively, were pledged to secure public deposits, securities under agreements to repurchase, derivative credit exposure and for other purposes required by law.

The above schedules include amortized cost of $29.6 million and fair value of $29.8 million in equity investments at June 30, 2007. The amortized cost and fair value were $29.2 million and $29.7 million, respectively, at December 31, 2006. These are included in the “corporate obligations and other” classification above.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at June 30, 2007 and December 31, 2006 was as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
Commercial, financial and agricultural	$814,060	$798,168
Real estate-commercial	1,943,643	1,926,813
Real estate-residential	479,446	493,500
Real estate-construction	475,137	420,379
Installment and consumer	317,381	307,691

Gross loans	$4,029,667	$3,946,551
Allowance for loan losses	(40,714)	(40,913)

Net Loans	$3,988,953	$3,905,638

An analysis of the allowance for loan losses for the periods ended June 30, 2007 and June 30, 2006 is presented below:

	For the Six Months Ended
	June 30, 2007	June 30, 2006
	(in thousands)
Balance at beginning of year	$40,913	$40,756
Provision charged to expense	7,406	4,250
Loans charged off	(10,041)	(6,389)
Recoveries on loans previously charged off	2,436	1,943

Balance at end of period	$40,714	$40,560

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill by segment at June 30, 2007 is as follows (in thousands):

Retail Banking	$3,572
Commercial Banking	2,381
Investment Management and Trust	195

Total Goodwill	$6,148

There were no changes in the carrying amount of goodwill for the six months ended June 30, 2007.

During the first quarter of 2007, the Company sold a majority of its OMSR relating to $1.4 billion of mortgage loans serviced for other investors for a total sales price of $16.4 million. The sale resulted in a net pre-tax gain of $2.4 million, which was included in other non-interest income during the first quarter of 2007.

The remaining OMSR asset values, which are recorded in Other Assets on the Consolidated Balance Sheets and are included in the Mortgage Banking Segment, are as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Unamortized Cost of OMSRs
Balance at beginning of period	$679	$13,514	$14,287	$13,275
Additions of OMSRs	533	1,062	1,172	1,833
Amortization	(33)	(663)	(219)	(1,195)
Sale of OMSRs	—	—	(14,061)	—

Balance at end of period	$1,179	$13,913	$1,179	$13,913

Fair Value of OMSRs	$1,301	$17,112	$1,301	$17,112

There were no impairment valuations recorded at June 30, 2007 or June 30, 2006.

The current and estimated OMSR amortization expense on the Company’s OMSR asset is as follows (in thousands):

Aggregate Amortization Expense
For Quarter Ended 6/30/07	$33
For Six Months Ended 6/30/07	219

Estimated Amortization Expense
For Remainder of Year Ending 12/31/07	$123
For Year Ending 12/31/08	235
For Year Ending 12/31/09	195
For Year Ending 12/31/10	158
For Year Ending 12/31/11	126
For Year Ending 12/31/12	99
Thereafter	243

Total	$1,179

The weighted-average amortization period for OMSR retained during the second quarter of 2007 was 14 years. The unpaid principal balance of mortgage loans serviced for others, plus mortgage loans held for sale, was $110.1 million as of June 30, 2007, $1.5 billion as of December 31, 2006 and $1.4 billion as of June 30, 2006. The decline since December 31, 2006 is a result of the OMSR sale noted above.

NOTE 5 – SALE OF RECEIVABLES

The Company periodically sells certain indirect automobile loans in securitization transactions. Upon sale, the net carrying amount of the loans is removed from the Consolidated Balance Sheet in exchange for cash and certain retained residual interests. The retained interests, which are recorded in Securities Available for Sale on the Consolidated Balance Sheet, include rights to service the loans that were sold (the “Servicing Rights”) and an interest in residual cash flows (the “Interest-Only Strip”). The Interest-Only Strip includes the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the “Excess Spread”) plus an interest in sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the “Credit Enhancement” or “Overcollateralization”). There were no sales of indirect automobile loans during the first two quarters of 2007 or 2006.

The Company receives monthly servicing fees equal to 0.75% per annum of the outstanding beginning principal balance of the loans serviced for the month and rights to future cash flows arising after the investors in the securitization trust have received the returns for which they have contracted. The Company’s retained interests are subordinate to investors’ interests. The value of the Interest-Only Strip is subject to prepayment risk and interest rate risk on the Excess Spread and credit risk on the transferred automobile loans on the Overcollateralization. The Company’s risk of loss attributable to prepayment and credit risk is limited to its interest in the Interest-Only Strip. Neither the investors nor the securitization trust have any further recourse to the Company’s other assets. Interest rate risk could exceed the Company’s interest in the Excess Spread, but such a possibility is not considered probable as of June 30, 2007.

Key economic assumptions used in measuring the retained interests as of June 30, 2007, including the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions, are as follows:

	Actual	10% Adverse Change	20% Adverse Change
	(in thousands)
Prepayment speed assumptions
Prepayment speed	2.45%	2.70%	2.94%
Weighted average life (in months)	6.4	6.3	6.3
Fair value of retained interests	$4,916	$4,916	$4,917
Change in fair value	$—	$—	$1
Expected credit loss assumptions
Expected credit losses (loss to liquidation)	0.24%	0.26%	0.28%
Fair value of retained interests	$4,916	$4,910	$4,903
Change in fair value	$—	$(6)	$(13)
Residual cash flow discount rate assumptions
Residual cash flow discount rate (annual)	12.0%	13.2%	14.4%
Fair value of retained interests	$4,916	$4,879	$4,841
Change in fair value	$—	$(37)	$(75)
Interest rate assumptions
Weighted average forward rate (annual)	4.71%	5.16%	5.60%
Fair value of retained interests	$4,916	$4,826	$4,737
Change in fair value	$—	$(90)	$(179)

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

Total cash flows attributable to the indirect automobile loan securitization transactions were inflows of $239,000 and $1.7 million for the second quarters of 2007 and 2006, respectively. The following table summarizes the various cash flows received from and paid to the securitization trust:

	Servicing Fees Collected	Other Cash Flows
	(in thousands)
Cash flows received from trust in second quarter 2007	$79	$160
Cash flows received from trust in second quarter 2006	$181	$1,528

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

	Total Principal Amount of Loans		Principal Amount of Delinquent Loans		Net Credit Losses
	As of June 30,				Year-to-Date
	(in thousands)
	2007	2006	2007	2006	2007	2006
Held in portfolio	$247,348	$253,300	$2,804	$2,368	$724	$442
Securitized	35,740	79,192	1,046	1,817	148	554

Total	$283,088	$332,492	$3,850	$4,185	$872	$996

Actual and projected static pool credit losses, as a percentage of indirect automobile loans securitized are 1.79%, 1.81% and 1.81% as of the quarters ended June 30, 2007, 2008, and 2009, respectively. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amounts shown here for each year are a weighted average for all indirect automobile loan securitizations.

NOTE 6 – SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	(in thousands)
Securities sold under agreements to repurchase	$112,325	$84,366
Federal Home Loan Bank borrowings	86,012	7,512
Federal funds purchased	99,020	39,580
U.S. Treasury tax and loan note accounts	3,701	5,273
Commercial paper and other short-term borrowings	17	16

Total Short-Term Borrowings	$301,075	$136,747

NOTE 7 – LONG-TERM BORROWINGS

Long-term borrowings consisted of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	(in thousands)
Federal Home Loan Bank borrowings	$313,960	$249,741
Trust Preferred borrowings	51,547	41,238
Subordinated Debentures	50,000	50,000
Capitalized lease obligation	1,024	1,033

Total Long-Term Borrowings	$416,531	$342,012

The Company periodically borrows from the FHLB, collateralized by mortgage-backed securities and eligible one to four family and multi-family real estate loans. The average stated maturity of these borrowings at June 30, 2007 is 2.6 years, with a weighted average borrowing rate of 5.00%. Certain fixed-rate FHLB borrowings have prepayment penalties and call or conversion to floating-rate features associated with them. FHLB borrowings of $1.0 million have call or conversion features, which have the potential to be exercised by FHLB between 2007 and 2008. Mortgage-related assets with a carrying value of $516 million were held as collateral for FHLB borrowings at June 30, 2007.

On March 30, 2007, the Company redeemed its $40 million of 9.35% coupon AMCORE Capital Trust I (Capital Trust) preferred securities for a premium of $1.9 million and wrote off the remaining unamortized issuance costs of $386,000.

The redemption was funded by $50 million of new trust preferred securities (Capital Trust II) and $2 million of common securities, which pay cumulative cash distributions quarterly at an annual rate of 6.45%. The securities are redeemable at any time up to June 6, 2012 at a declining rate of 104.4% to 100% of the principal amount. After June 6, 2012, they are redeemable at par until June 6, 2037 when redemption is mandatory. Prior redemption is permitted under certain circumstances such as changes in tax or regulatory capital rules. The proceeds of the capital securities were invested in junior subordinated debentures that represent all of the assets of Capital Trust II. The Company fully and unconditionally guarantees the capital securities through the combined operation of the debentures and other related documents. The Company’s obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Company. The $52 million of debentures bear interest at a rate of 6.45% with put features that mirror the capital security call features. Of the $52 million, $50 million qualifies as Tier 1 Capital for regulatory capital purposes.

During 2006, the Company issued two fixed/floating rate junior subordinate debentures of $35 million and $15 million for a total of $50 million. The average stated maturity of these debentures at June 30, 2007 is 14.4 years, with a weighted average interest rate of 6.93%. The initial interest rate is fixed and the earliest call date is September 15, 2016. After the first call date, successive payments if any due thereafter bear a weighted average interest rate equal to three-month LIBOR plus 1.66%. The debt qualifies as Tier 2 Capital for regulatory capital purposes.

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

The Company reclassifies borrowings to short-term borrowings when the remaining maturity becomes less than one year. Scheduled reductions of long-term borrowings are as follows:

Total
(in thousands)
2008	$57,937
2009	129,065
2010	444
2011	125,036
2012	45
Thereafter	104,004

Total Long-Term Borrowings	$416,531

NOTE 8 – DERIVATIVE INSTRUMENTS

The Company uses derivatives to manage its risk or exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives currently used include interest rate swaps and mortgage loan commitments and forward contracts. Interest rate swaps are used by the Company to convert fixed-rate assets or liabilities to floating-rate assets or liabilities (fair value Hedges and derivatives not qualifying for Hedge accounting).

The following derivative related activity is included in other non-interest income in the Consolidated Statements of Income, for the periods ended:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Changes in Value:
Derivatives not qualifying for Hedge accounting	$349	$569	$430	$208
Ineffective portion of fair value Hedges	(2)	(21)	19	2
Mortgage loan derivatives	97	80	39	85

Total	$444	$628	$488	$295

Fair value Hedges on $74 million of FHLB borrowings were terminated in 2006 and 2004, resulting in a loss of $2.9 million and a gain of $690,000, respectively. These amounts were deferred and classified as long-term debt with amortization to earnings over the remaining terms of the FHLB borrowings, in accordance with SFAS 138, “Accounting for Derivative Instruments and Hedging Activities”. During the third quarter of 2006, the $74 million in borrowings was extinguished and the $2.1 million remaining unamortized net deferred loss on the previously terminated hedges was charged to other non-interest income.

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

Guarantees:

The Bank, as a provider of financial services, routinely enters into commitments to extend credit to its customers, including a variety of letters of credit. Letters of credit are a conditional but generally irrevocable form of guarantee on the part of the Bank to make payments to a third party obligee, upon the default of payment or performance by the Bank customer or upon consummation of the underlying transaction as intended. Letters of credit are typically issued for a period of one year to five years, but can be extended depending on the Bank customer’s needs. As of June 30, 2007, the maximum remaining term for any outstanding letter of credit expires on March 31, 2013.

A fee is normally charged to compensate the Bank for the value of the letter of credit that is issued at the request of the Bank customer. The fees are deferred and recognized as income over the term of the guarantee. As of June 30, 2007, the carrying value of these deferrals was a deferred credit of $711,000. This amount included a $150,000 guarantee liability for letters of credit recorded in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The remaining $561,000 represented deferred fees charged for letters of credit exempted from the scope of FIN 45.

At June 30, 2007, the contractual amount of all letters of credit, including those exempted from FIN 45, was $223.1 million. These represent the maximum potential amount of future payments that the Company would be obligated to pay under the guarantees.

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

In addition to the guarantee liability and deferred fees described above, the Company has recorded a contingent liability for estimated probable losses on unfunded loan commitments and letters of credit outstanding. This liability was $968,000 as of June 30, 2007 and $1.0 million as of December 31, 2006.

Regulatory Matters:

On May 31, 2005, the Bank entered into a written agreement (the “Formal Agreement”) with the Office of the Comptroller of the Currency (OCC), the Bank’s primary regulator. The agreement describes commitments made by the Bank and outlines a series of steps to address and strengthen certain aspects of the Bank’s regulatory consumer compliance program. The Bank has continued to implement enhancements to its consumer compliance program to address the matters identified by the OCC. These enhancements are subject to review by the OCC to determine if they comply with the commitments made in the agreement or whether additional steps are necessary.

On August 10, 2006, the Bank entered into a Consent Order with the OCC. This order primarily imposes requirements on the Bank to take certain actions to strengthen its compliance monitoring policies, procedures, training and overall program relating to the Bank Secrecy Act/Anti-Money Laundering (BSA/AML) regulations. The Consent Order did not impose any fine or civil money penalty on the Bank, but does make the Bank ineligible for certain expedited approvals. AMCORE has been working to strengthen and enhance its BSA/AML program to comply with the terms of the Consent Order. The BSA/AML program enhancements are subject to review by the OCC to determine if they comply with the commitments under the Consent Order or whether additional steps are necessary. In the event the OCC determines that the Bank has not complied with the terms of the Formal Agreement or the Consent Order, the Bank is subject to possible additional enforcement actions by the OCC.

NOTE 10 – EARNINGS PER SHARE

Earnings per share (EPS) calculations are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Numerator
Net Income from continuing operations	$10,603	$11,434	$18,822	$21,893
Loss from discontinued operations, net of tax	—	(11)	—	(80)

Net income	$10,603	$11,423	$18,822	$21,813

Denominator
Average number of shares outstanding – basic	23,073	24,668	23,379	24,739
Plus: Diluted potential common shares	—	35	23	62
Contingently issuable shares	25	55	25	55

Average number of shares outstanding – diluted	23,098	24,758	23,427	24,856

Earnings per share from continuing operations
Basic	$0.46	$0.46	$0.81	$0.88
Diluted	0.46	0.46	0.80	0.88

Earnings per share
Basic	0.46	0.46	0.81	0.88
Diluted	0.46	0.46	0.80	0.88

The loss from discontinued operations in the prior year periods was less than one cent per share and did not change earnings per share.

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

NOTE 11 – SEGMENT INFORMATION

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

During the first quarter of 2007, the Company changed its method for measuring fund transfer adjustments to include non-earning assets, liabilities, and equity, in addition to funds transfer adjustments for loans made and deposits generated. The effect of this change for the second quarter was to increase net interest income in the Commercial Banking and Retail Banking Segments by $1.3 million and $498,000, respectively. For the year-to-date period, Commercial Banking and Retail Banking Segments were increased by $2.5 million and $1.0 million, respectively, and the Mortgage Banking Segment declined by $33,000. Also during first quarter of 2007, ATM related income and expenses previously included in the “Other” category were included in the Retail Banking segment consistent with internal management reporting. For the prior year periods, ATM activity has been reclassified to reflect this change.

Total Segment results differ from consolidated results primarily due to inter-segment eliminations, certain corporate administration costs, items not otherwise allocated in the management accounting process and treasury and investment activities. The affect of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and is included in the “Other” column. On December 30, 2005, the Company completed the sale of IMG and subsequent charges attributable to IMG have been presented in discontinued operations.

The Commercial Banking Segment provides commercial banking services including lending, business checking and deposits, treasury management and other traditional as well as electronic commerce commercial banking services to middle market and small business customers through the Bank’s full-service and limited branch office (LBO) locations. The Retail Banking Segment provides retail banking services including direct and indirect lending, checking, savings, money market and certificate of deposit (CD) accounts, safe deposit rental, automated teller machines and other traditional and electronic commerce retail banking services to individual customers through the Bank’s branch locations. The Investment Management and Trust segment provides its clients with wealth management services, which include trust services, investment management, estate administration and financial planning, employee benefit plan administration and recordkeeping services. The Mortgage Banking segment provides a variety of mortgage lending products to meet its customer needs. The majority of the loans it originates are sold to a third-party mortgage services company, which provides private-label loan processing and servicing support on both the loans sold and loans retained by the Bank.

For the three months ended June 30, 2007	Operating Segments
	Commercial Banking	Retail Banking	Investment Management and Trust	Mortgage Banking	Other	Consolidated
	(dollars in thousands)
Net interest income	$29,240	$14,964	$108	$931	$(4,525)	$40,718
Non-interest income	1,788	8,805	4,985	578	3,292	19,448

Total revenue	31,028	23,769	5,093	1,509	(1,233)	60,166
Provision for loan losses	3,285	986	—	(44)	—	4,227
Depreciation and amortization	293	911	17	75	702	1,998
Other non-interest expense	14,834	13,759	5,052	920	3,985	38,550

Income (loss) from continuing operations before income taxes	12,616	8,113	24	558	(5,920)	15,391
Income taxes (benefit)	4,920	3,164	149	217	(3,662)	4,788

Net Income (Loss)	$7,696	$4,949	$(125)	$341	$(2,258)	$10,603

Segment profit percentage (continuing operations)	60%	38%	-1%	3%	N/A	100%

For the three months ended June 30, 2006
Net interest income	$26,549	$13,402	$93	$1,017	$259	$41,320
Non-interest income	2,117	7,124	4,827	981	2,417	17,466

Total revenue	28,666	20,526	4,920	1,998	2,676	58,786
Provision for loan losses	1,349	872	—	29	—	2,250
Depreciation and amortization	212	666	26	80	780	1,764
Other non-interest expense	14,161	13,394	4,388	1,972	4,579	38,494

Income (loss) from continuing operations before income taxes	12,944	5,594	506	(83)	(2,683)	16,278
Income taxes (benefit)	5,048	2,182	210	(32)	(2,564)	4,844

Income (loss) from continuing operations	$7,896	$3,412	$296	$(51)	$(119)	$11,434

Discontinued operations:
Loss from discontinued operations	—	—	(18)	—	—	(18)
Income tax benefit	—	—	(7)	—	—	(7)

Loss from discontinued operations	$—	$—	$(11)	$—	$—	$(11)

Net Income	$7,896	$3,412	$285	$(51)	$(119)	$11,423

Segment profit percentage (continuing operations)	68%	30%	2%	0%	N/A	100%

For the six months ended June 30, 2007	Operating Segments
	Commercial Banking	Retail Banking	Investment Management and Trust	Mortgage Banking	Other	Consolidated
	(dollars in thousands)
Net interest income	$58,257	$29,446	$217	$1,965	$(8,771)	$81,114
Non-interest income	3,903	16,388	10,017	3,735	4,785	38,828

Total revenue	62,160	45,834	10,234	5,700	(3,986)	119,942
Provision for loan losses	5,732	1,788	—	(114)	—	7,406
Depreciation and amortization	578	1,783	37	215	1,447	4,060
Other non-interest expense	30,460	28,058	9,257	3,049	10,646	81,470

Income (loss) from continuing operations before income taxes	25,390	14,205	940	2,550	(16,079)	27,006
Income taxes (benefit)	9,902	5,540	506	994	(8,758)	8,184

Net Income (Loss)	$15,488	$8,665	$434	$1,556	$(7,321)	$18,822

Segment profit percentage (continuing operations)	59%	33%	2%	6%	N/A	100%

Assets	$3,215,001	$686,864	$13,355	$290,599	$1,096,916	$5,302,735

For the six months ended June 30, 2006
Net interest income	$52,719	$26,379	$201	$1,949	$1,502	$82,750
Non-interest income	4,120	13,127	9,513	2,144	4,261	33,165

Total revenue	56,839	39,506	9,714	4,093	5,763	115,915
Provision for loan losses	2,878	1,350	—	22	—	4,250
Depreciation and amortization	405	1,288	40	157	1,613	3,503
Other non-interest expense	27,682	27,457	9,056	4,068	8,882	77,145

Income (loss) from continuing operations before income taxes	25,874	9,411	618	(154)	(4,732)	31,017
Income taxes (benefit)	10,091	3,671	272	(60)	(4,850)	9,124

Income (loss) from continuing operations	$15,783	$5,740	$346	$(94)	$118	$21,893

Discontinued operations:
Loss from discontinued operations	—	—	(131)	—	—	(131)
Income tax benefit	—	—	(51)	—	—	(51)

Loss from discontinued operations	$—	$—	$(80)	$—	$—	$(80)

Net Income	$15,783	$5,740	$266	$(94)	$118	$21,813

Segment profit percentage (continuing operations)	72%	26%	2%	0%	N/A	100%

Assets	$3,057,811	$649,253	$13,566	$288,948	$1,414,971	$5,424,549

NOTE 12 – EMPLOYEE BENEFIT PLANS

Retirement Plans

All eligible employees of the Company participate in the AMCORE Financial Security Plan (Security Plan), a qualified defined contribution plan under Sections 401(a) and 401(k) of the Internal Revenue Code. The Security Plan provides participants basic retirement contributions that are funded by the Company as well as an opportunity to make employee contributions that are eligible to receive matching Company contributions up to certain levels. The expense related to the Security Plan was $963,000 and $925,000 for the three-month periods ended June 30, 2007 and 2006, respectively, and was $2.1 million for each of the six-month periods ended June 30, 2007 and 2006. The Company also has a non-qualified profit sharing plan that provides a cash payment based upon achievement of corporate performance goals, to all employees who have met service requirements. The expense related to the profit sharing plan was $92,000 and $174,000 for the three-month periods ended June 30, 2007 and 2006, respectively, and was $381,000 and $360,000 for the six-month periods ended June 30, 2007 and 2006, respectively.

The Company provides additional retirement benefits to certain senior officers through plans that are non-qualified, non-contributory and unfunded. Under one such arrangement, a defined contribution plan, the additional retirement benefits replace what would have been provided under the Company’s defined contribution qualified plan in the absence of limits placed on qualified plan benefits by the Internal Revenue Code of 1986. The expense related to this arrangement was $41,000 and $57,000 for the three-month periods ended June 30, 2007 and 2006, respectively, and was $82,000 and $114,000 for the six-month periods ended June 30, 2007 and 2006, respectively.

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

The following table summarizes, in aggregate for the two defined benefit retirement plans, the changes in obligations, net periodic benefit costs and other information for the three-month and six-month periods ended June 30.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Components of net periodic benefit cost:	(in thousands)
Service cost	$25	$8	$44	$18
Interest cost	66	35	116	66
Actuarial losses, settlements and adjustments	24	—	574	189
Transition obligation amortization	—	—	42	42

Net periodic cost	$115	$43	$776	$315

The net periodic cost for the first quarter of 2007 included a lump-sum settlement accrual in connection with the separation of a senior executive and an accrual to settle the obligation for two directors not yet in payout under the directors’ defined benefit plan.

Weighted-average assumptions:	2006	2005
Discount rate at end of year	5.75%	5.75%
Rate of compensation increase – employee plan	4.00%	3.00%
Rate of compensation increase – director plan	0%	0%

During the first two quarters of 2007 and 2006, contributions of $387,000 and $172,000, respectively, were made to fund benefit payments. The plans have no assets at June 30, 2007 or 2006.

Other Benefit Plans

The AMCORE Financial, Inc. Employee Health Benefit Plan (Health Plan) provides group medical, pharmacy, dental and vision benefits to eligible participating employees of the Company and their dependents. Employees, retirees, and COBRA beneficiaries contribute specific premium amounts determined annually by the Health Plan’s administrator based upon actuarial recommendations for coverage. Retirees and COBRA beneficiaries contribute 100% of their premiums. The Company’s share of the employee premiums and other Health Plan costs are expensed as incurred. Expense related to the Health Plan was $1.6 million and $1.3 million for the three-month periods ended June 30, 2007 and 2006, respectively, and was $3.0 million and $2.5 million for the six-month periods ended June 30, 2007 and 2006, respectively. Life insurance benefits are provided to eligible active employees. Because retiree premiums are actuarially based and are paid 100% by the retiree, the Company has not recorded a postretirement liability.

The Company provides a deferred compensation plan (entitled “AMCORE Financial, Inc. Deferred Compensation Plan”) for certain key employees and directors. This plan provides the opportunity to defer salary, bonuses and non-employee director fees. Participants may defer up to 90% of base compensation and up to 100% of bonus. The deferred compensation liability to participants is recorded in other liabilities in the Consolidated Balance Sheets. The deferrals and earnings grow tax deferred until withdrawn from the plan. The amount and method of payment are pre-defined by participants each year of deferral. Earnings credited to individual accounts are recorded as compensation expense when earned. The total non-qualified deferred compensation plan liability totaled $12.9 million and $13.9 million as of June 30, 2007 and 2006, respectively. Expense related to the deferred compensation plan was $259,000 and $208,000 for the three-month periods ended June 30, 2007 and 2006, respectively, and was $500,000 and $441,000 for the six-month periods ended June 30, 2007 and 2006, respectively.

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

The Company’s actual expense related to stock-based compensation for the quarters and year-to-date ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Compensation expense included in reported operating expenses:
Stock options	$496	$605	$1,539	$1,541
Employee stock purchase plan	25	10	46	17
Performance share units	(43)	210	(246)	260
Restricted stock	35	42	41	84

Total stock-based compensation expense	$513	$867	$1,380	$1,902

Income tax benefits	$186	$327	$503	$716

At June 30, 2007, total unrecognized stock-based compensation expense was $6.4 million, net of estimated forfeitures, which will be recognized over a weighted average amortization period of 2.8 years. Prior to adopting SFAS 123R, the Company presented tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. For the six months ended June 30, 2007, 2006, respectively, $693,000, and $121,000, of excess tax benefits have been classified as an operating cash outflow and financing cash inflow.

The Company estimates the fair value of stock options using a Black-Scholes valuation model. The fair value of restricted stock, PSUs and employee stock purchase plan grants generally equals their intrinsic value on the date of grant. The fair value of stock- based grants is amortized to operating expense on a straight-line basis over the required vesting period of the grant. Stock option grants made to retirement eligible employees are fully expensed during the period in which the options are granted.

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

The fair value of the Company’s employee and director stock options granted during the second quarters of 2007 and 2006 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions.

	Second Quarter
	2007	2006
Expected dividend yield	2.48%	2.48%
Expected price volatility	19.16%	19.08%
Expected term in years	6.02	6.09
Expected risk-free interest rate	4.56%	5.06%
Estimated forfeiture rate	1.45%	1.53%
Estimated average fair value of options granted	$5.68	$6.32

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

Stock Options. Non-qualified stock options are issued at an exercise price equal to the fair market value of the shares on the grant date and generally vest within three to five years and expire from seven to ten years from the date of grant. Options issued are valued using the Black-Scholes model with assumptions as previously described. The activity during the first six months of 2007 and the total options outstanding and exercisable as of June 30, 2007 pursuant to the SAIP and previous incentive plans are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000’s)
Options outstanding at beginning of year	1,954,194	$25.94
Options granted	484,494	31.35
Option reloads	10,698	30.14
Options exercised	(213,009)	23.40
Options cancelled (vested, expired)	(5,334)	30.60
Options forfeited	(63,293)	30.08

Options outstanding at June 30, 2007	2,167,750	$27.29	6.0 years	$5,745

Options exercisable at June 30, 2007	1,219,988	$25.08	3.8 years	$5,349

Performance Share Units (PSUs). The Company grants PSUs pursuant to the terms and conditions of various sub-plans provided for in the SAIP. The sub-plans establish performance periods that are generally one to three-year periods during which PSUs may be earned. Specific performance goals and target PSUs granted are approved by the Compensation Committee of the Company’s

Board of Directors. The number of PSUs earned can range from 0% to 200% of the target PSUs granted. Each PSU represents the right to receive a share of the Company’s common stock at the end of the performance period, some of which may be issued as restricted shares. One sub-plan allows for PSUs to be converted to common shares and issued at the end of the three-year performance. Two additional sub-plans allow for PSUs to be converted to restricted common shares after the performance period and vest over five years.

Compensation expense is calculated based upon the expected number of PSUs earned during the performance period and is recorded over the service period. The fair value is calculated equal to market value on the date of grant less the present value of dividends that are not earned during the performance period. As of June 30, 2007, 113,720 PSUs were expected to be earned and the weighted average grant date fair value per PSU was $28.28. Expense is adjusted for forfeitures as they occur.

	Performance Share Units	Weighted Average Fair Value Per Unit	Weighted Average Remaining Vesting Term
Units outstanding at beginning of year	119,511	$28.38
Units estimated to be granted	36,100	27.83
Units forfeited	(3,271)	28.51
Adjustment to estimated grants	(38,620)	28.13

Units outstanding at June 30, 2007	113,720	$28.28	4.9 years

Restricted Stock Awards. The Company granted restricted stock awards to certain key employees in 2000. The shares are restricted as to transfer, but are not restricted as to dividend payment and voting rights. Transfer restrictions lapse at the end of nine years contingent upon continued employment. Restricted stock grants are valued at market value on the date of grant and are expensed over the service period. As of June 30, 2007, non-vested shares totaled 6,130 with a weighted average fair value of $22.84 per share. No awards were granted, 2,189 restricted shares were forfeited and returned to treasury, and restrictions were released on 657 shares during the first six months of 2007.

Directors’ Stock Plans. The Restricted Stock Plan for Non-Employee Directors provides that each current eligible non-employee director and each subsequently elected non-employee director receive, in lieu of a cash retainer, shares of common stock of the Company, the value of which is equal to three times the annual retainer. Restricted stock grants are valued at market value on the date of grant and are expensed over the required service period. The shares vest annually over a three-year period based upon the anniversary date of the director’s election subject to continued service as a director. As of June 30, 2007, restricted shares totaled 12,248 with a weighted average fair value of $27.90 per share. A total of 4,425 restricted shares were issued and restrictions were released on 5,901 shares during the first six months of 2007.

The 2001 Stock Option Plan for Non-Employee Directors provides that each current eligible non-employee director and each subsequently elected non-employee director receive options to purchase common stock of the Company. Options granted have an exercise price equal to the market value on the date of grant and generally vest within one to four years and expire in seven to ten years from the date of grant. Stock options granted pursuant to this plan are valued using a Black-Scholes model with assumptions as previously described. The activity during the first six months of 2007 and the total options outstanding and exercisable as of June 30, 2007 pursuant to the director option plan and previous director option plans are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000’s)
Options outstanding at beginning of year	117,250	$24.33
Options granted	30,000	29.71
Options exercised	(8,750)	20.59

Options outstanding at June 30, 2007	138,500	$25.73	5.6 years	$515

Options exercisable at June 30, 2007	95,170	$23.95	3.9 years	$515

Non-vested options and exercise proceeds. A summary of the Company’s non-vested stock options for the six months ended June 30, 2007 is presented below.

	Employee options		Director options
	Shares	Average Price	Shares	Average Price
Options outstanding at beginning of year	850,219	$28.65	20,000	$29.45
Options granted	495,192	31.33	30,000	29.71
Options forfeited	(63,293)	30.08	—	—
Options vested	(334,356)	28.14	(6,670)	29.45

Non-vested options at June 30, 2007	947,762	$30.13	43,330	$29.63

	2007	2006
Fair value of stock options vested year-to-date (000’s)	$2,230	$1,917
Per option fair value of stock options vested year-to-date	$6.54	$6.96
Number of shares exercised year-to-date	221,759	99,290
Intrinsic value of options exercised year-to-date (000’s)	$1,954	$871

The Company received cash or stock equivalent to the exercise price of $5.2 million during the six-month period ended June 30, 2007, and a tax benefit of $735,000 was recognized related to these options. The Company may periodically repurchase shares in open market and private transactions in accordance with Exchange Act Rule 10b-18 to replenish treasury stock for issuances related to stock option exercises and other employee benefit plans.

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

Shares issued pursuant to the ESPP are prohibited from sale by a participant for two years after the date of purchase. Dividends earned are credited to a participant’s account and used to purchase shares from the Company’s treasury stock at the same discounted price on the next purchase date. The Company has the option to purchase all, or any portion of, the shares owned by such participant that, at the time of termination of employment, are subject to the restriction on transfer. The 15% discount is recorded as compensation expense and is amortized on a straight-line basis over the two-year service period. As of June 30, 2007, $108,000 remains unamortized related to shares issued during 2006 and 2007.

NOTE 14 – INCOME TAXES

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. The Company was not required to recognize any liability for unrecognized tax benefits or interest and penalties related to uncertain tax positions as a result of the implementation of Interpretation 48 and is not aware of any significant changes that are reasonably possible within the next twelve months. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income taxes. Tax years that remain subject to examination by major tax jurisdictions include 2003 through 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and Subsidiaries (“AMCORE” or the “Company”) consolidated financial condition as of June 30, 2007 compared to December 31, 2006, and the consolidated results of operations for the three and six month periods ended June 30, 2007 compared to the same periods in 2006. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

FACTORS INFLUENCING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains, and periodic filings with the Securities and Exchange Commission and written or oral statements made by the Company’s officers and directors to the press, potential investors, securities analysts and others will contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of AMCORE. Statements that are not historical facts, including statements about beliefs and expectations, are forward-looking statements. These statements are based upon beliefs and assumptions of AMCORE’s management and on information currently available to such management. The use of the words “believe”, “expect”, “anticipate”, “plan”, “estimate”, “should”, “may”, or similar expressions identify forward-looking statements. Forward-looking statements speak only as of the date they are made, and AMCORE undertakes no obligation to update publicly any forward-looking statements in light of new information or future events.

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

OVERVIEW OF OPERATIONS

Quarter Results

AMCORE reported net income from continuing operations of $10.6 million or $0.46 per diluted share for the three months ended June 30, 2007 compared to $11.4 million or $0.46 per diluted share for the same period in 2006. This represents an $831,000 or 7% decrease in net income from continuing operations in the second quarter of 2007 compared to the same period a year ago. Diluted earnings per share over the same period was flat as a result of lower average diluted shares outstanding year-over-year. AMCORE’s annualized return on average equity and on average assets from continuing operations for the second quarter of 2007 was 10.99% and 0.81%, respectively, compared to 11.52% and 0.86% for the comparable period in 2006.

The most significant factors affecting the second quarter of 2007 net income from continuing operations, compared to the same period in 2006, were:

Net interest income – Decreased $602,000 primarily due to lower securities balances and increased funding costs partially offset by increased loan volumes and yields. Net interest margin was 3.39% in the second quarter of 2007 compared to 3.40% in the second quarter 2006.

Provision for loan losses – Increased $2.0 million reflecting higher net charge-offs and non-performing loans.

Non-interest income – Increased $2.0 million. The most significant increases were $831,000 in service charges on deposits and $1.1 million in other non-interest income from CRA-related funds.

Operating expenses – Increased $290,000 due to higher net occupancy expense and other operating expenses reduced by lower advertising and business development and professional fees.

Income taxes – Decreased $56,000, due to lower earnings before tax. The effective tax rate was 31.1% in the second quarter of 2007 compared to 29.8% in the same period of 2006, due to a lower proportion of tax-exempt earnings to total earnings before tax.

Year-to-Date Results

AMCORE reported net income from continuing operations of $18.8 million, or $0.80 per diluted share, for the six months ended June 30, 2007 compared to $21.9 million or $0.88 per diluted share for the same period in 2006. This represents a $3.1 million or 14% decline in net income from continuing operations year-over-year, and a nine percent decrease in diluted earnings per share. AMCORE’s annualized return on average equity and on average assets from continuing operations for the year-to-date period of 2007 was 9.65% and 0.72%, respectively, compared to 11.06% and 0.83% for the comparable period in 2006.

The most significant factors affecting 2007 year-to-date net income, compared to the same period in 2006, were:

Net interest income – Decreased $1.6 million primarily due to increased funding costs and lower average investment securities partially offset by increased loan volumes and higher yields. Net interest margin was 3.38% in 2007 compared to 3.42% in 2006.

Provision for loan losses – Increased $3.2 million as a result of higher net charge offs and non-performing loans.

Non-interest income – Increased $5.7 million. The most significant increases were attributable to increased other non-interest income which includes the $2.3 million gain on the sale of Originated Mortgage Servicing Rights (OMSR) portfolio, $1.4 million of CRA-related fund income, a $1.6 million increase in service charges on deposits, and $935,000 in bankcard fee income, reduced by lower net mortgage revenues.

Operating expenses – Increased $4.9 million, primarily due to higher net occupancy expense, personnel costs and other operating expenses reduced by lower advertising and business development and professional fees. Included in other operating expenses was $2.3 million of debt extinguishment costs.

Income taxes – Decreased $940,000, due to lower earnings before tax. The effective tax rate was 30.3% in 2007 compared to 29.4% in 2006 due to a lower proportion of tax-exempt earnings to total earnings before tax.

Impact of inflation – Apart from operating expenses, the financial services industry is not directly affected by inflation, however, as the Federal Reserve Bank monitors economic trends and developments, it may change monetary policy in response to economic changes, which would have an influence on interest rates. See discussion of Net Interest Income, changes due to rate, below.

KEY INITIATIVES AND OTHER SIGNIFICANT EVENTS

Key Initiatives

Branch Expansion – The Company’s banking operations (“Bank”) launched a branch expansion initiative during 2001 targeting the area generally bounded by Interstates 94 in the north, 294 and 94 in the east, 80 in the south and 90 and 39 in the west (the “Branch Expansion”).

Since the inception of the Branch Expansion strategy in April 2001, 29 new branches, net of closed offices, have opened. New branches that have been opened during the past 12 months have contributed $45.6 million in loans and $17.0 million in deposits. The Company anticipates opening two additional full-service branches in 2007. The focus in 2007 will be to lever and utilize the capacity and staff in the current branches to generate profitable growth, not just volume, while holding operating costs stable. By the end of 2009, the Company expects to have two-thirds of its branches located in markets that the Company believes exhibit strong growth characteristics.

To date, the Company’s Board of Directors has authorized $120 million of capital expenditures for new facilities in connection with the Company’s Branch Expansion. As of June 30, 2007, $47 million of the $120 million capital authorization remained to be spent.

The Bank continues the expansion of its automated teller machine system (ATMs), which includes both owned and third party operated ATMs. As of June 30, 2007, the Company had 315 ATMs, 159 in Illinois and 156 in Wisconsin, compared to 140 in Illinois and 145 in Wisconsin, or 285 overall, at June 30, 2006. These amounts include 125 ATMs located in Walgreen drug stores primarily throughout Wisconsin as part of a co-branding relationship. The placement of additional ATMs is an important part of AMCORE’s commitment to provide quality customer service as additional ATMs provide AMCORE customers with greater ease and convenience in completing banking transactions.

Quality Loan Growth – Improving credit quality and increasing loan balances continue as part of AMCORE’s Quality Loan Growth initiative. This growth has been concentrated in commercial real estate lending, which are easier loans to attract in the initial phases of a Branch Expansion, and provide a quicker turn to profitability for a new branch. Going forward, the Company expects greater emphasis on commercial and industrial lending where there is a greater opportunity for an expanded relationship with the customer (such as deposits, treasury management and wealth management) and profitability. For the second quarter of 2007, average loans rose $186 million to $4.0 billion, a 5% increase over the second quarter of 2006. Over the same period of time, total non-performing loans increased 30% or $8.7 million to $37.7 million and was comprised of an $6.1 million increase in non-accrual loans and an increase of $2.6 million in loans ninety-days past due and still accruing.

Deposit Growth – Average bank-issued deposits remained essentially flat at $3.5 billion in the second quarter of 2007, decreasing by 1% or $51 million, compared to the second quarter of 2006. The modest decrease reflects the Company’s efforts to ensure that its deposit attraction strategies are priced at competitive, but profitable, levels. As a result, some customers, including correspondent Banks, moved balances to other institutions. AMCORE continues to focus on transactional deposit growth, such as checking accounts, which helps lower funding costs, as well as increasing the number of households served by the Company. Handling a customer’s checking account enables the Bank to cross-sell other products and increases the likelihood of retaining their business over time. The Company’s goal is to become the customer’s primary Bank, meeting all of their banking, mortgage and investment needs. On the commercial side, the Company also emphasizes its cash management products, including remote deposit capture, as it focuses on its core niche of mid-size commercial customers.

AMCORE’s focus is on competitive yet profitably priced Bank-issued deposit growth because it provides a source of funding for the Branch Expansion and the Quality Loan Growth initiatives, and is also a means of reducing reliance on wholesale funding sources that may be at a higher cost. Customer attraction strategies are a market-oriented, spread-based deposit sales strategy that focuses on pricing at competitive but profitable levels. During 2007, as part of the loan and deposit growth initiatives, the Company’s incentive pay structure has been changed to base incentives on profitability rather than volume.

Increasing Fee Income – Increasing fee income, specifically from the Investment Management and Trust segment (IMT) and Mortgage Banking segment, is an area of increased management attention. IMT migrated to an open architecture sales platform allowing greater customer access to non-proprietary products. This included the transition of its Company-managed Vintage equity funds into funds managed by Federated Investors, Inc. (Federated) and the sale of its asset management subsidiary, Investors Management Group, Ltd. (IMG), to West Bancorporation, Inc. (West Banc). With these transactions, AMCORE transitioned from being a developer of proprietary investment products to being a provider that can offer its customers a wider array of investment product choices. The Company continues to rationalize its product mix and pricing structure. The results of IMG for prior periods are reported as discontinued operations.

During the first quarter of 2007, the Company entered into a strategic arrangement with a national mortgage services company to provide private-label loan processing and servicing support. As part of this arrangement, the Company sold the majority of its OMSR portfolio. The arrangement will offer AMCORE a greater breadth of products, more competitive pricing and greater processing efficiencies and is expected to better position the Company for future loan origination growth. As a result of this arrangement, AMCORE expects to better control the risks and costs associated with its mortgage business. The transition to the new processing and servicing arrangement was completed during the second quarter of 2007.

Capital Efficiency and Deployment – The Company’s priorities with respect to effectively deploying capital include a more structured pricing discipline that targets profitable growth on both sides of the balance sheet, migration of the balance sheet away from lower spread investments to higher spread loans and buying back its common shares.

On May 4, 2006, the Company announced that its Board of Directors authorized a stock repurchase program (Repurchase Program) of up to three million common shares, or approximately 12% of diluted shares outstanding, over a twelve-month period. As of May 3, 2007, 2.08 million shares had been repurchased pursuant to the Repurchase Program at an average price of $31.13 per share, including 468,000 shares repurchased during the second quarter of 2007 at an average price of $30.41 per share. The repurchased shares were recorded as treasury shares.

On May 3, 2007, the Company’s Board of Directors authorized the repurchase (Repurchase Program) of up to two million additional shares. The authorization is for a twelve-month period and will be executed through open market or privately negotiated purchases. As of June 30, 2007, 200,000 shares had been repurchased pursuant to the new authorization at an average price of $30.25.

In the first quarter of 2007, AMCORE redeemed its $40 million, 9.35 percent coupon outstanding Trust Preferred securities at a cost of $2.3 million that included both a call premium and unamortized issuance expenses (Extinguishment Loss). The redemption was funded with a new lower cost Trust Preferred issuance of $50 million at a rate of 6.45 percent. AMCORE will benefit from the lower interest rate on the new issuance and expects to recover the termination costs over the next two years.

Other Significant Events

Following is a discussion of accounting standards that affected the Company’s Consolidated Financial Statements for the periods and dates presented, along with recently issued accounting standards that may impact future periods.

Cash Surrender Value of Life Insurance. In September 2006, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 06-5 “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin (TB) No. 85-4, Accounting for Purchases of Life Insurance.” The issue discusses whether an entity should consider the contractual ability to surrender all of the individual-life policies together when determining the amount that could be realized. Under some insurance contracts, the policies provide a greater surrender value if all individual policies are surrendered at the same time rather than if the policies were surrendered over a period of time. The EITF determined that any additional amounts included in the contractual terms should be considered when determining the realizable amounts. This issue was adopted in the first quarter of 2007 and did not have a material impact on the Company’s consolidated financial position or results of operations.

Income Tax Uncertainties. In June 2006, the FASB issued Financial Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” that clarifies the accounting for uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was adopted in the first quarter of 2007. The adoption of this interpretation had no impact on the Company’s consolidated financial position or results of operations.

Servicing of Financial Assets. During the first quarter of 2007, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 requires an entity to separately recognize servicing assets and servicing liabilities and to report these balances at fair value upon inception. After initial recognition at fair value, the Company continues amortization and measurement of lower-of-cost or market. With the sale of the majority of the Company’s Originated Mortgage Servicing Rights (OMSRs) during first quarter 2007, the adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Split-Dollar Life Insurance. In September 2006, the FASB ratified EITF Issue No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The Issue requires companies to recognize a liability for future benefits on split dollar insurance arrangements if the benefit to the employee extends to postretirement periods. The issue is required to be applied to fiscal years beginning after December 15, 2007, with earlier application permitted. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The fair value option established by this standard permits all entities to choose to measure eligible items at fair value at specified election dates. Under SFAS No. 159, a business entity is required to report unrealized gains and losses on items for which the fair value option have been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption was permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company has chosen not to early adopt. Adoption of this standard in 2008 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Regulatory Developments – On May 31, 2006, AMCORE Bank, N.A. entered into a written agreement (the “Formal Agreement”) with the Office of the Comptroller of the Currency (OCC), the Bank’s primary regulator. The agreement describes commitments made by the Bank and outlines a series of steps to address and strengthen the Bank’s regulatory consumer compliance program. The Bank has continued to implement enhancements to its consumer compliance program to address the matters identified by the OCC. These enhancements are subject to review by the OCC to determine if they comply with the commitment made in the agreement or whether additional steps are necessary.

On August 10, 2006, the Bank entered into a Consent Order with the OCC. This order primarily imposes requirements on the Bank to take certain actions to strengthen its compliance monitoring policies, procedures, training and overall program relating to the Bank Secrecy Act/Anti-Money Laundering (BSA/AML) regulations. The Consent Order did not impose any fine or civil money penalty on the Bank, but does make the Bank ineligible for certain expedited approvals. AMCORE has been working to strengthen and enhance its BSA/AML program to comply with the terms of the Consent Order. The BSA/AML program enhancements are subject to review by the OCC to determine if they comply with the commitments under the Consent Order or whether additional steps are necessary. In the event the OCC determines that the Bank has not complied with the terms of the Formal Agreement or the Consent Order, the Bank is subject to possible additional enforcement actions by the OCC.

EARNINGS REVIEW OF CONSOLIDATED STATEMENTS OF INCOME

The following discussion compares the major components of net income for the three and six months ended June 30, 2007 and 2006.

Net Interest Income

Net interest income is the Company’s largest source of revenue and represents the difference, or spread, between interest and fee income earned on loans and deposits (earnings assets) and the interest expense paid on deposits and borrowed funds (interest bearing liabilities). Fluctuations in interest rates as well as volume and mix changes in earnings assets and interest bearing liabilities can materially affect net interest income. Because the interest that is earned on certain loans and investment securities is not subject to federal income tax, and in order to facilitate comparisons among various taxable and tax-exempt earning assets, the following discussion of net interest income is presented on a fully taxable equivalent (FTE) basis. The FTE adjustment was calculated using AMCORE’s statutory federal income tax rate of 35%.

Overview - FTE adjusted interest income is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Interest Income Book Basis	$86,817	$83,567	$172,559	$163,561
FTE Adjustment	619	1,070	1,226	2,163

Interest Income FTE Basis	$87,436	$84,637	$173,785	$165,724
Interest Expense	46,099	42,247	91,445	80,811

Net Interest Income FTE Basis	$41,337	$42,390	$82,340	$84,913

Net interest income for the second quarter of 2007 decreased $1.1 million or 2% from $42.4 million in the second quarter of 2006 to $41.3 million. For the six-month period of 2007, net interest income totaled $82.3 million, a decrease of $2.6 million or 3% from $84.9 million in 2006.

Net interest margin, which is net interest income on an FTE basis divided by average earning assets was 3.39% in the second quarter of 2007, a decrease of one basis point from 3.40% in the second quarter of 2006. For the year-to-date periods ended June 30, 2007 and 2006, the net interest margin decreased four basis points to 3.38% from 3.42%. The decline in margin for both periods was driven by higher funding costs, the result of increased short-term interest rates and lengthening of liability maturities to better match the repricing characteristics of the Company’s earning assets.

Interest income for the second quarter increased $2.8 million from $84.6 million in 2006 to $87.4 million in 2007, an increase of three percent. The increase in interest income was caused by a 38 basis point increase in the yield on earning assets partially offset by a $107 million decrease in average earning asset volume. For the year-to-date period 2007, interest income increased $8.1 million or five percent over the prior year period, as yields increased 47 basis points while average earning asset volumes decreased $101 million.

The yield on average earning assets increased primarily due to 29 basis point and 41 basis point increases in loan yields for the three and six month periods ending June 30, 2007, respectively, compared to the same periods in 2006. While all loan categories reflected increased yields, the increase was largely attributable to the commercial real estate and commercial loan categories. The increase in loan yields was partially offset by a decline in investment portfolio yields of 10 basis points and 12 basis points for the three and six month periods ending June 30, 2007, respectively, compared to the same periods in 2006. The decrease in average earning asset volume was driven by a $277 million decline in investment securities for the quarter and a $288 million decline for the year-to-date period when compared to the prior year periods.

Total interest expense increased $3.9 million or nine percent in the second quarter of 2007 over the prior year period due to a 45 basis point increase in rates paid on interest bearing liabilities, primarily Bank issued deposits, partially reduced by a $100 million decrease in average interest bearing liability volume. On a year-to-date basis, interest expense increased $10.6 million or 13% in 2007 over the same period in 2006 due to a 59 basis point increase in rates paid on interest bearing liabilities partially reduced by a $102 million decrease in average interest bearing liability volumes. The increase in interest expense, for both the three and six-month periods, includes the cost of substituting debt for non-interest bearing equity as part of the Company’s Repurchase Programs.

See Tables 1 and 2 for details regarding interest income, interest expense and average balances of interest earning assets and interest bearing liabilities. Tables 3 and 4 analyze the changes attributable to the volume and rate components of net interest income.

Like most financial institutions, AMCORE has an exposure to changes in both short-term and long-term interest rates. The Company continues to expect a more stable margin for the remainder of this year, based on improved discipline in its deposit pricing strategy and the mitigation of the asset and liability mismatch undertaken during 2007. Some modest compression due to narrowing loan spreads and some remaining modest liability sensitivity may also continue. Among those factors that could cause net interest income and net interest margin not to perform as anticipated by the Company include: greater and more frequent than anticipated changes in interest rates, including the impact of basis risk between various interest rate indices, changes in the shape of the yield curve, the effect of prepayments or renegotiated rates, increased price competition on both deposits and loans, promotional pricing on deposits, changes in the mix of earning assets and the mix of liabilities, including greater than anticipated use of wholesale sources to fund the Branch Expansion, and greater than expected loan delinquencies resulting in non-accrual status. Over a one-year horizon, AMCORE expects that its interest-rate risk will be greater during a period of declining interest rates than it will be during a period of rising interest rates.

Provision for Loan Losses

Loans, the Company’s largest income earning asset category, are periodically evaluated by management in order to establish an estimated allowance (Allowance) for loan losses that is considered adequate to absorb losses that are probable as of the respective reporting date. This evaluation includes specific loss estimates on certain individually reviewed loans where it is probable that the Company will be unable to collect all of the amounts due (principal or interest) according to the contractual terms of the loan agreement (impaired loans) and statistical loss estimates for loan groups or pools that are based on historical loss experience, as adjusted for other loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions, among other things. Additions to the Allowance are charged against earnings for the period as a provision for loan losses (Provision). Conversely, this evaluation could result in a decrease in the Allowance and Provision.

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

The Provision was $4.2 million in the second quarter of 2007, an increase of $2.0 million or 88% from $2.3 million in the second quarter of 2006. The increase was primarily due to higher net charge-offs and higher non-performing loans. Net charge-offs in the second quarter of 2007 were $4.8 million or 48 basis points of average loans on an annualized basis, compared to $2.4 million or 25 basis points during the same period in 2006.

For the six-month period ending June 30, 2007, the Provision increased $3.2 million when compared to the first six months of 2006, also reflecting higher net charge-offs and higher non-performing loans. Net charge-offs were $7.6 million, or 38 basis points of average loans on an annualized basis, for the six-month period ending June 30, 2007, compared to $4.4 million or 24 basis points during the same period in 2006.

The increase in 2007 net charge-offs compared to 2006 for both the three and six-month periods was due mainly to the partial write-off of one large commercial credit that was placed on non-accrual status during the second quarter of 2006.

Non-Interest Income

Total non-interest income is comprised primarily of fee-based revenues from IMT, bank-related service charges on deposits and mortgage banking income. Net security gains or losses, gains on loan sales, increases in cash surrender value (CSV) and death benefits on Bank and Company owned life insurance (COLI), brokerage commission income and bankcard fee income are also included in this category.

Overview – Non-interest income, including net security gains, totaled $19.4 million in the second quarter of 2007, an increase of $2.0 million or 11% from $17.4 million in the second quarter of 2006. The increase was attributable to a $1.1 million increase in other non-interest income, an $831,000 increase in service charges on deposits, a $447,000 increase in brokerage commission income, and a $432,000 increase in bankcard fee income. These increases were partly offset by a decrease of $465,000 in net mortgage revenues and a decrease of $299,000 in IMT income.

On a year-to-date basis, non-interest income increased $5.7 million to $38.8 million in 2007 compared to $33.2 million in 2006. Increases included $3.5 million, $1.6 million and $935,000 in other non-interest income, service charges on deposits, and bankcard fee income, respectively. These increases were partially offset by a decline of $771,000 in net mortgage revenues.

Investment management and trust income - IMT income includes trust services, investment management, estate administration, financial planning, and employee benefit plan recordkeeping and administration services. IMT income totaled $3.7 million in the second quarter of 2007, a decrease of $299,000 or 8% from $4.0 million in the second quarter of 2006. The decrease for the quarter was primarily due to a non-recurring charge that decreased employee benefit administration fees and was partially offset by increases in personal trust and estate administration fees. For the six-month period ended June 30, 2007, IMT income increased $116,000 from $7.6 million in 2006 to $7.8 million. This segment of the Company continues to rationalize its product mix and pricing structure.

As of June 30, 2007, total assets under administration were $2.8 billion, compared to $2.7 billion at December 31, 2006 and $2.5 billion at June 30, 2006.

Service charges on deposits - Service charges on deposits, currently the Company’s largest source of non-interest income, totaled $7.4 million in the second quarter of 2007, an $831,000 or 13% increase over the $6.6 million in the second quarter of 2006. For the first six months of 2007, service charges on deposits were $13.8 million, an increase of $1.6 million or 13% over the $12.2 million in the prior year period. Service charges on consumer deposit accounts were the primary driver of the increases for both the quarter and year-to-date periods and were affected by continued enhancements to the Company’s fee structure and waiver policies on both retail and commercial deposits. While this pace of growth is not expected to continue, the current level of revenue is likely sustainable over time.

Mortgage banking income – Mortgage banking income includes fees generated from the underwriting, originating and limited servicing of mortgage loans along with fees realized from the sale of these loans, net of origination costs, servicing rights amortization and impairment.

Net mortgage revenues were $596,000 in the second quarter of 2007, a decrease of $465,000 from the second quarter of 2006. Mortgage loan closings were $87 million during the second quarter of 2007 compared to $120 million in the prior year period. For the first six months of 2007, mortgage banking income was $1.5 million on closings of $162 million, compared to $2.3 million on closings of $200 million for the first six months of 2006, for a decrease of $771,000.

The decline in net mortgage revenues for both periods was primarily due to a decline in servicing revenues due to the first quarter sale of the OMSR portfolio and slower sales volume as the origination staff transitioned to the new sales platform. A $2.4 million gain on the sale, net of transaction costs, was recorded in other non-interest income in the first quarter of 2007.

The transition to the new mortgage arrangement was completed in the second quarter, and as a result, the Company will generate limited fee income in connection with the servicing of mortgage loans by the Company. The cost of servicing mortgage loans, a component of operating expense, has also been substantially eliminated after the transition. This change eliminates the volatility associated with the potential impairment of the value of the servicing rights as the interest rate environment continues to shift over time. The arrangement allows AMCORE to offer a greater breadth of products, more competitive pricing and is expected to better position the Company for future loan origination growth. Additionally, the cost structure in AMCORE’s mortgage business will become almost entirely variable in nature, allowing the Company to better absorb fluctuation in mortgage volumes. These include the costs of originating loans that are netted against mortgage revenues or interest income as well as processing and servicing costs of loans retained in the Bank’s portfolio and that are a component of operating expenses.

As of June 30, 2007, the carrying value of AMCORE’s capitalized OMSRs was $1.2 million, with no impairment valuation allowance. This includes servicing rights originated after the OMSR sale and during the transition period. It is anticipated that most, if not all of the remaining OMSRs will be sold during the third quarter. The June 30, 2007 $1.2 million carrying value compares to $14.3 million at December 31, 2006, and $13.9 million at June 30, 2006, both with no impairment valuation allowance. The unpaid principal balance of mortgage loans serviced for others was $110 million as of June 30, 2007, compared to $1.5 billion as of December 31, 2006 and $1.4 billion as of June 30, 2006. The net carrying value of the Company’s capitalized mortgage servicing rights, as a percentage of the unpaid principal balance of mortgage loans serviced for others, was 1.07%, 0.97%, and 0.98% as of June 30, 2007, December 31, 2006 and June 30, 2006, respectively.

COLI income – COLI income totaled $1.2 million in the second quarter of 2007, a $98,000 increase from $1.1 million in the second quarter of 2006. Year-to-date in 2007, COLI income increased $123,000 or 6% to $2.2 million from $2.1 million in the prior year period. AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. As of June 30, 2007, the CSV of COLI was $137 million, compared to $135 million at both June 30, 2006 and December 31, 2006.

Bankcard fee income - Bankcard fee income totaled $1.9 million in the second quarter of 2007, a $432,000 or 29% increase over $1.5 million in the second quarter of 2006. On a year-to-date basis, bankcard fee income totaled $3.8 million in 2007 compared to $2.9 million in 2006, an increase of $935,000. A larger cardholder base, a benefit of both the Branch Expansion and Deposit Growth initiatives, greater card utilization and an expanded ATM network contributed to the increase in bankcard fee income.

Other non-interest income – Brokerage commission income, customer service fees, gain on sale of loans, net security gains and other non-interest income totaled $4.6 million in the second quarter of 2007, a $1.4 million or 44% increase from the $3.2 million in second quarter of 2006. The increase was primarily attributable to CRA-related fund income and increased brokerage commissions. The combined totals for the year-to-date periods ended June 30, 2007 and 2006 were $9.8 million and $6.1 million, respectively, an increase of $3.7 million or 60%. The increase was primarily related to the $2.3 million gain on sale of the mortgage servicing portfolio, the CRA-related fund income and increased brokerage commissions.

Operating Expenses

Overview –Total operating expense was $40.5 million in the second quarter of 2007, an increase of $290,000 or 1%, from $40.3 million in the second quarter of 2006. The increase for the quarter is due to higher other operating expense and net occupancy and equipment expenses partially offset by lower advertising and business development expense, professional fees and personnel costs.

For the first six months of 2007, operating expense was $85.5 million, an increase of $4.9 million or 6%, from $80.6 million in the same period in 2006. The increases in the year-to-date period are primarily due to higher other operating expense, net occupancy and equipment expenses and personnel costs, which were partially offset by lower advertising and business development and professional fees.

The efficiency ratio was 67.39% in the second quarter of 2007, compared to 68.48% for the same period in 2006. On a year-to-date basis, the efficiency ratio was 71.31% and 69.58% in 2007 and 2006, respectively. The efficiency ratio is calculated by dividing total operating expenses by revenues. Revenues are the sum of net interest income and non-interest income.

Personnel expense - Personnel expense, which includes compensation expense and employee benefits and is the largest component of operating expenses, was $24.0 million in the second quarter of 2007, a decrease of $317,000 or 1% from $24.3 million in the second quarter of 2006. Lower incentive and stock-based compensation expenses were partially offset by higher group medical expense. Sales incentive compensation plans were changed in 2007 to a profitability measurement versus volume as was done in the past.

For the six month periods ending June 30, 2007 and 2006, personnel expense totaled $50.5 million and $49.4 million, respectively, an increase of $1.1 million or 2%. The increase for the year-to-date period includes the first quarter separation costs of a senior executive, severance costs associated with job eliminations in connection with the change in the mortgage business and the close out of a legacy supplemental retirement plan for two directors.

Facilities expense - Facilities expense, which includes net occupancy expense and equipment expense, was a combined $5.9 million in the second quarter of 2007 and $4.9 million in the second quarter of 2006, an increase of $960,000 or 20%. The increase was due to higher rental expenses and real estate taxes. On a year-to-date basis, facilities expense totaled $12.2 million in 2007 compared to $9.8 million in 2006, an increase of $2.4 million or 24%. The year-to-date increase was also due to higher lease costs associated with the Branch Expansion, utility rate increases and increased snow removal costs.

Professional fees – Professional fees, which include legal, consulting, auditing and external portfolio management fees, totaled $1.9 million in the second quarter of 2007 compared to $2.7 million in the same period a year ago, a decrease of $751,000 or 28%. On a year-to-date basis, professional fees declined $527,000 or 12% to $3.8 million compared to $4.4 million in 2006. The decline for both the quarter and year-to-date periods was primarily attributable to lower costs for external assistance with regulatory compliance matters. It is anticipated that these expenses will increase over the remainder of 2007 based on current enhancements being implemented in AMCORE’s compliance programs.

Other operating expense – Other operating expenses includes data processing expense, communication expense, advertising and business development expenses and other costs, and were a combined $8.8 million and $8.4 million in second quarter 2007 and 2006, respectively. For the six month periods ending June 30, 2007 and 2006, other operating expenses were $19.1 million and $17.1 million, respectively, an increase of $2.0 million due to $2.3 million of debt extinguishment costs.

Income taxes – Income tax expense was $4.8 million in both the second quarters of 2007 and 2006. Income taxes were essentially flat despite a decline in pre-tax earnings as a result of a decline in tax-exempt earnings. For the six-month period ended June 30, 2007, income tax expense totaled $8.2 million, a $940,000 decrease from the $9.1 million in the same period of 2006. The decrease was primarily due to lower income before taxes, but was partly offset by a lower mix of tax-exempt earnings.

The effective tax rates were 31.1% and 29.8% in the second quarters of 2007 and 2006, respectively, and were 30.3% and 29.4% for the six months ended June 30, 2007 and 2006, respectively. Effective tax rates are lower than the statutory tax rates due primarily to investments in tax-exempt municipal bonds and increases in CSV and death benefits on COLI that are not taxable.

Discontinued Operations

As a result of the Federated and West Banc transactions (see Key Initiatives—Increasing Fee Income discussion), the results of IMG for the prior period are reflected as discontinued operations. For the three and six month periods of 2006, the net loss from discontinued operations was $11,000 and $80,000, respectively. There was no activity in 2007.

EARNINGS REVIEW BY BUSINESS SEGMENT

AMCORE’s internal reporting and planning process focuses on four primary lines of business (“Segment(s)”): Commercial Banking, Retail Banking, Investment Management and Trust, and Mortgage Banking. Note 11 of the Notes to Consolidated Financial Statements presents a condensed income statement and total assets for each Segment.

The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray each Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an allocation of shared support function expenses. The Commercial, Retail and Mortgage Banking Segments also include funds transfer adjustments to appropriately reflect the cost of funds on assets and funding credits on liabilities. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements included in the Form 10-K Annual Report for the year ended December 31, 2006.

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

During 2007, the Company changed its method for measuring fund transfer adjustments to include non-earning assets, liabilities, and equity, in addition to funds transfer adjustments for loans made and deposits generated. The effect of this change for the second quarter of 2007 was to increase net interest income of the Commercial Banking and Retail Banking Segments by $1.3 million and $498,000, respectively. For the year-to-date period, Commercial Banking and Retail Banking Segments were increased by $2.5 million and $1.0 million, respectively, while the Mortgage Banking Segment declined by $33,000. Also during 2007, ATM related income and expenses previously included in the “Other” category were included in the Retail Banking segment consistent with internal management reporting. For the prior year periods, ATM activity has been reclassified to reflect this change.

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

Overview - Commercial represented 60% and 68% of total Segment earnings in the second quarter of 2007 and 2006, respectively. For the six-month periods ended June 30, 2007 and 2006, Commercial represented 59% and 72%, respectively, of total Segment earnings. Commercial total assets were $3.2 billion at June 30, 2007 and represented 61% of total consolidated assets. This compares to $3.1 billion and 56%, respectively, at June 30, 2006.

Commercial earnings for the second quarter of 2007 and 2006 were $7.7 million and $7.9 million, respectively, a decrease of $200,000 or 3%. Year-to-date earnings in 2007 were $15.5 million, compared to $15.8 million in the same period in 2006, a decrease of $295,000 or 2%. Higher Provision and non-interest expenses partially offset by higher net interest income were the primary reasons for the decreases for both the quarter and year-to-date periods.

Net interest income increased $2.7 million and $5.5 million for the three and six-month periods ended June 30, 2007, respectively, compared to the same periods in 2006. Both periods experienced increased interest income reduced by higher interest expense adjusted for net cost of fund allocations. The increase in interest income was attributable to higher average commercial real estate loan volumes and increased yields net of higher interest expense. The increase in interest expense, as adjusted for net cost of fund allocations, was primarily due to the increased funding needs associated with the loan growth combined with higher interest rates.

The Provision increased $1.9 million in the second quarter of 2007 from $1.3 million for the same period of 2006, and increased $2.9 million for the year-over-year periods. The increase in the quarter and year-to-date Provision was primarily due to higher net charge-offs and non-performing loans.

Non-interest expense increased $754,000 in the second quarter of 2007 compared to the second quarter of 2006 and increased $3.0 million on a year-to-date basis. The increase for the quarter was largely due to higher net occupancy expense and higher corporate support allocations. In addition to these items, the year-to-date increase was also due to higher personnel costs and higher loan processing and collection expenses.

Income taxes decreased $128,000 and $189,000 for the three and six month periods of 2007, respectively, compared to the same periods in 2006 due to lower pre-tax earnings.

Retail Banking

The Retail Banking Segment (Retail) provides retail-banking services to individual customers through the Bank’s branch locations in northern Illinois and southern Wisconsin. The services provided by this Segment include direct and indirect lending, checking, savings, money market and CD accounts, safe deposit rental, ATMs, and other traditional and electronic commerce services.

Overview - Retail represented 38% and 30% of total Segment earnings in the second quarter of 2007 and 2006, respectively. For the six-month periods ended June 30, 2007 and 2006, Retail represented 33% and 26%, respectively, of total Segment earnings. Retail total assets were $687 million at June 30, 2007 and represented 13% of total consolidated assets. This compares to $649 million and 12% at June 30, 2006.

Retail earnings for the second quarter of 2007 were $4.9 million, an increase of $1.5 million or 45% from the second quarter of 2006. Year-to-date earnings in 2007 were $8.7 million, compared to $5.7 million in the same period in 2006, an increase of $3.0 million or 51%. The increase for the quarter and year-to-date periods was due to higher non-interest income and net interest income partly offset by higher non-interest expense and income taxes.

Net interest income increased by $1.6 million and $3.1 million for the three and six-month periods ended June 30, 2007, compared to the same periods in 2006 as a result of increased funding credits on deposits generated due to Deposit Growth and higher interest income. These were partially offset by higher interest expense due to increasing short-term interest rates.

Non-interest income increased by $1.7 million in the second quarter of 2007 compared to the same period a year ago and increased $3.3 million for the year-to-date period, both the result of increased deposit service charges due to continued enhancements to the Company’s fee structure and waiver policies.

Non-interest expense increased $610,000 in the second quarter of 2007 compared to the second quarter of 2006. On a year-to-date basis, the increase was $1.1 million. The increases were largely due to increased net occupancy expense and increased corporate support allocations.

Income taxes increased $982,000 in the second quarter of 2007 compared to the same period in 2006 and year-to-date 2007 income tax expense was $1.9 million higher than the prior year period, both due to increased pre-tax earnings.

Investment Management and Trust

The Investment Management and Trust Segment (IMT) provides wealth management services, which include trust services, investment management, estate administration, financial planning, employee benefit, plan recordkeeping and administration and brokerage services.

Overview - IMT represented -1% and 2% of total Segment earnings in the second quarters of 2007 and 2006, respectively, and 2% for the year-to-date periods of both 2007 and 2006. IMT total assets were $13 million at June 30, 2007 and were $14 million at June 30, 2006, both less than 1% of total consolidated assets.

IMT reported a loss from continuing operations of $125,000 in the second quarter of 2007 compared to earnings of $296,000 in the prior year period, a decline of $421,000. On a year-to-date basis, income from continuing operations increased $88,000 from the prior year period.

For the quarter, a decline in IMT income was more than offset by increased brokerage commission income. The decrease in IMT income was primarily due to a non-recurring charge that decreased employee benefit administration fees. For the year-to-date periods, both IMT income and brokerage commission income increased.

The increase in non-interest expenses for the quarter was due to higher personnel costs, professional fees and other operating expenses. For the year to-date period, increased expenses resulted from higher other operating expenses and professional fees.

Income taxes declined for the quarter due to lower earnings on continuing operations before taxes and increased for the year-to-date period due to higher earnings before taxes.

The loss from discontinued operations in the second quarter and year-to-date periods of 2006 of $11,000 and $80,000, respectively, included additional expenses incurred related to the sale of IMG.

Mortgage Banking

The Mortgage Banking Segment (Mortgage) provides a variety of mortgage lending products to meet its customers’ needs. It sells a majority of the loans it originates to a third-party mortgage services company, which provides private-label loan processing and servicing support on both the loans sold and retained.

Overview - Mortgage represented 3% and less than 1% of total Segment earnings in the second quarters of 2007 and 2006, respectively, and 6% and less than 1% for the 2007 and 2006 year-to-date periods. Mortgage total assets were $291 million at June 30, 2007 and represented 5% of total consolidated assets. This compares to $289 million and 5% at June 30, 2006.

Mortgage earnings for the second quarter of 2007 of $341,000 were an increase of $392,000 over the second quarter 2006 loss of $51,000. For the first six months of 2007, Mortgage earnings were $1.6 million compared to a loss of $94,000 in the same period of 2006. The 2007 year-to-date results included a $2.3 million gain on the sale of the OMSR portfolio. Otherwise, the improved earnings for both the three and six-months periods were primarily due to lower non-interest expense net of increase income taxes.

The declines in non-interest expense for both the quarter and year-to-date periods were due to lower personnel costs and lower loan processing and collection expenses. On a year-to-date basis, the decrease in personnel costs was net of severance costs associated with job eliminations in connection with the transition to the third party processor and servicer.

Income taxes increased $249,000 in the second quarter of 2007 compared to the same period in 2006 and year-to-date 2007 income tax expense was $1.1 million higher than the prior year period, both due to increased pre-tax earnings.

BALANCE SHEET REVIEW

Total assets were $5.3 billion at June 30, 2007, an increase of $10 million from December 31, 2006. Total liabilities increased $30 million over the same period and stockholders’ equity decreased $20 million. The following discusses changes in the major components of the Consolidated Balance Sheet since December 31, 2006.

Cash and Cash Equivalents - Cash and cash equivalents decreased $19 million from December 31, 2006 to June 30, 2007, as the cash used for investing activities of $25.7 million and the cash used for financing activities of $1.2 million exceeded the cash provided by operating activities of $7.9 million.

Securities Available for Sale - Total securities available for sale as of June 30, 2007 were $835 million, a decrease of $64 million or 7% from December 31, 2006. At June 30, 2007, the total securities available for sale portfolio comprised 17% of total earning assets, including COLI. Among the factors affecting the decision to purchase or sell securities are the current assessment of economic and financial conditions, including the interest rate environment, regulatory capital levels, the liquidity needs of the Company, and its pledging obligations. By not reinvesting cash flows from maturities and prepayments of investment securities, the Company is migrating its balance sheet to a lower proportion of investment securities.

Mortgage and asset backed securities, as of June 30, 2007, totaled $681 million and represented 82% of total available for sale securities. The distribution of mortgage and asset backed securities includes $317 million of U.S. government-sponsored enterprise (GSE) mortgage-backed pass through securities, $354 million of GSE collateralized mortgage obligations and $10 million of private issue collateral mortgage obligations, all of which are rated Aaa.

The $835 million of total securities available for sale includes gross unrealized gains of $784,000 and gross unrealized losses of $23 million. Unrealized gains and unrealized losses represent the difference between a security’s fair value and cost. The fair value of a security is generally influenced by two factors, market risk and credit risk. Market risk is the exposure of the security to changes in interest rate. There is an inverse relationship to changes in the fair value of the security with changes in interest rates, meaning that when rates increase the value of most standard securities will decrease. Conversely, when rates decline the value of most standard securities will increase. Credit risk arises from the extension of credit to a counter-party, for example a purchase of corporate debt in security form, and the possibility that the counter-party may not meet its contractual obligations. The Company’s policy is to invest in securities with low credit risk, such as U.S. Treasuries, U.S. government agencies (such as the Government National Mortgage Association), government-sponsored enterprises (such as the Federal Home Loan Mortgage Corporation), state and political obligations, and mortgage-backed securities. Unlike agency debt, GSE debt is not secured by the full faith and credit of the United States.

The combined effect of the Company’s gross unrealized gains and gross unrealized losses, net of tax, is included as accumulated OCI in stockholders’ equity, as none of the securities with gross unrealized losses are considered other than temporarily impaired. The Company has the ability to hold and has no intent to dispose of the related securities until maturity or upon the fair value exceeding cost. If it is determined that an investment is impaired and the impairment is other-than-temporary, an impairment loss is reclassified from OCI as a charge to earnings and a new carrying basis for the investment is established.

For comparative purposes, at December 31, 2006, gross unrealized gains of $2 million and gross unrealized losses of $19 million were included in the securities available for sale portfolio. For further analysis of the securities available for sale portfolio, see Note 2 of the Notes to Consolidated Financial Statements.

Loans Held for Sale - At both June 30, 2007 and December 31, 2006, mortgage origination fundings awaiting sale were $14 million. Residential mortgage loans have been originated by the Mortgage Banking Segment of which, historically, non-conforming adjustable rate, fixed-rate and balloon residential mortgages have normally been retained by the Bank. The conforming adjustable rate, fixed-rate and balloon residential mortgage loans were historically sold in the secondary market to eliminate interest rate risk, as well as to generate gains on the sale of these loans and servicing income. The Bank completed an arrangement with a third party mortgage loan processor and servicer to which the majority of these loans are now being sold for a fee net of origination costs. Loans held for sale are recorded at the lower of cost or market value.

Loans - Loans represent the largest component of AMCORE’s earning asset base. At June 30, 2007, total loans were $4.0 billion, an increase of $83 million from December 31, 2006, and represented 80% of total earning assets, including COLI. See Note 3 of the Notes to Consolidated Financial Statements.

Total commercial real estate loans, including real estate construction loans, increased $72 million or 6% annualized; commercial, financial and agricultural loans increased by $16 million and consumer loans increased by $10 million. Residential real estate loans declined $14 million.

Company Owned Life Insurance (COLI) - Total COLI at June 30, 2007 was $137 million, or 3% of total earning assets, including COLI. This was an increase of $2.2 million in CSV from December 31, 2006

Goodwill – Total goodwill at June 30, 2007 was $6.1 million, unchanged from December 31, 2006.

Deposits - Total deposits at June 30, 2007 were $4.1 billion, a decrease of $200 million when compared to December 31, 2006, due to a decrease of $141 million in wholesale deposits and $59 million in Bank-issued deposits. Bank-issued deposits represented 84% and 82% of total deposits at June 30, 2007 and December 31, 2006, respectively.

Borrowings - Borrowings totaled $718 million at June 30, 2007 and were comprised of $301 million of short-term and $417 million of long-term borrowings. Comparable amounts at December 31, 2006 were $137 million and $342 million, respectively. This represented a combined increase in borrowings of $239 million. The increase replaced the $200 million deposit decline and, along with the decline in the investment portfolio, funded loan growth. Short-term borrowings increased $164 million while long-term borrowings increased $75 million. The increase in short-term borrowings was partially due to a reclassification of FHLB borrowings from long-term as they neared maturity in addition to increases in Federal funds purchased and repurchase agreements. The increase in long-term borrowings reflect the replacement of the borrowings that were reclassified to short-term, as well as further increases in FHLB borrowings and a $10 million increase in Trust Preferred securities, to better match the repricing characteristics of funded assets. The $10 million increase in trust-preferred securities is the amount that the new issuance exceeded the redemption of the previous issuance. See Notes 6 and 7 of the Notes to Consolidated Financial Statements.

AMCORE had $40 million of Trust Preferred securities outstanding through AMCORE Capital Trust I (Capital Trust). In the first quarter of 2007, the $40 million of 9.35% coupon preferred securities became callable. AMCORE exercised the call provision for these securities during the first quarter of 2007 replacing them with $50 million of 6.45% coupon trust preferred securities (Capital Trust II).

Stockholders’ Equity - Total stockholders’ equity at June 30, 2007 was $380 million, a decrease of $20 million or 5% from December 31, 2006. The decrease in stockholders’ equity was due to a $28 million increase in treasury stock due to the Repurchase Programs. A decline of $3 million in OCI relates to higher net unrealized losses on the investment securities available for sale portfolio. These changes in total stockholders equity were partly offset by an increase of $10 million in retained earnings. See discussion below under “Liquidity and Capital Management – Other uses of liquidity”.

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

In the Auto Loan Sales, indirect automobile loan receivables are transferred to a multi-seller variable-interest entity (VIE). Since the Company is not the primary beneficiary of the VIE, consolidation is not required under the terms of Financial Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities.” As a result, the net carrying amount of the loans is removed from the Company’s Consolidated Balance Sheets and certain retained residual interests are recorded. The Company’s retained residual interests are subordinate to the interests of investors in the VIE and are subject to prepayment risk, interest-rate risk and credit risk on the transferred auto loans. The Company’s risk of loss attributable to credit and prepayment is limited to its interest in the retained residual interests. Neither the investors nor the securitization trust have any further recourse to the Company’s other assets. Interest rate risk could exceed the Company’s interest in the retained residual interests, but such a possibility is not considered probable as of June 30, 2007. The Company also retains the rights to service the loans that are sold.

As of June 30, 2007, the balance of automobile loans serviced and not included on the Company’s Consolidated Balance Sheets was $36 million compared to $55 million at December 31, 2006. The carrying value of retained interests was $5 million at both June 30, 2007 and December 31, 2006. See Note 5 of the Notes to Consolidated Financial Statements.

Mortgage loan sales - During the first quarter of 2007, the Company sold the majority of its OMSR portfolio and entered into a strategic arrangement with a national mortgage services company to provide private-label loan processing and servicing support. The transition to the new processing and servicing arrangement was completed during the second quarter. As of June 30, 2007, the unpaid principal balance of mortgage loans serviced for others was $110 million compared to $1.5 billion at December 31, 2006. It is anticipated that most, if not all of the remaining OMSRs will be sold during the third quarter. See Key Initiatives and Other Significant Events. See Note 4 of the Notes to Consolidated Financial Statements.

Derivatives - The Company periodically uses derivative contracts to help manage its exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives used most often are interest rate swaps, and on occasion caps, collars and floors (collectively “Interest Rate Derivatives”), mortgage loan commitments and forward contracts. As of June 30, 2007 and December 31, 2006, there were no caps, collars or floors outstanding. Interest Rate Derivatives are contracts with a third-party (the “Counter-party”) to exchange interest payment streams based upon an assumed principal amount (the “Notional Principal Amount”). The Notional Principal Amount is not advanced to/from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams and is not recorded on the Consolidated Balance Sheets. AMCORE does not have any derivatives that are held or issued for trading purposes but it does have some derivatives that do not qualify for hedge accounting. AMCORE monitors credit risk exposure to the Counter-parties. All Counter-parties, or their parent company, have investment grade credit ratings and are expected to meet any outstanding interest payment obligations.

The total notional amount of Interest Rate Derivatives outstanding was $170 million and $172 million as of June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007, Interest Rate Derivatives had a net negative carrying and fair value of $238,000, compared to a net negative carrying and fair value of $1.2 million at December 31, 2006. The total notional amount of forward contracts outstanding for mortgage loans to be sold in the secondary market was $32 million and $25 million as of June 30, 2007 and December 31, 2006, respectively. The carrying value of mortgage loan commitments recorded as a liability totaled $37,000 at June 30, 2007 compared to an asset of $78,000 at December 31, 2006. As of June 30, 2007, the forward contracts had a net positive carrying and fair value of $95,000, compared to a net negative carrying and fair value of $59,000 at December 31, 2006. For further discussion of derivative contracts, see Notes 8 of the Notes to Consolidated Financial Statements.

Loan commitments and letters of credit - The Company, as a provider of financial services, routinely enters into commitments to extend credit to its Bank customers. Performance and standby letters of credit are issued by the Bank to third parties at the request of the Bank customers. While these represent a potential outlay by the Company, a significant amount of the commitments may expire without being drawn upon. Commitments and letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by the Company.

At June 30, 2007, and December 31, 2006, liabilities in the amount of $150,000 and $149,000, respectively, representing the value of the obligations associated with certain of the financial and standby letters of credit, have been recorded in accordance with FIN 45. These amounts are expected to be amortized into income over the lives of the commitments. The contractual amount of all letters of credit, including those exempted from the scope of FIN 45, was $223 million and $234 million at June 30, 2007 and December 31, 2006, respectively. See Note 9 of the Notes to Consolidated Financial Statements.

The carrying value of mortgage loan commitments recorded as a liability totaled $37,000 at June 30, 2007 compared to an asset of $78,000 at December 31, 2006. These amounts represent the fair value of those commitments marked-to-market in accordance with SFAS No. 138 and in accordance with Staff Accounting Bulletin No. 105. The total notional amount of mortgage loan commitments was $26 million at June 30, 2007 and $16 million at December 31, 2006. See Note 8 of the Notes to Consolidated Financial Statements.

At June 30, 2007 and December 31, 2006, the Company had extended $1.2 billion and $947 million, respectively, in loan commitments other than the mortgage loan commitments and letters of credit described above. This amount represented the notional amount of the commitment. A contingent liability of $968,000 has been recorded for estimated probable losses on unfunded commitments outstanding at June 30, 2007 compared to $1.1 million at December 31, 2006.

Equity investments - The Company has a number of non-marketable investments that have not been consolidated in its financial statements but rather are recorded in accordance with either the cost or equity method of accounting, depending on the percentage of ownership. At both June 30, 2007 and December 31, 2006, these investments included $4 million, in CRA–related fund investments. Not included in the carrying amount were commitments to fund an additional $1.7 million and $1.2 million, respectively, at some future date. At June 30, 2007, the Company also has recorded investments of $4 million, $20 million, and $69,000 respectively, in stock of the Federal Reserve Bank, the Federal Home Loan Bank (FHLB) and the Federal Agricultural Mortgage Corporation. At December 31, 2006, these amounts were $4 million, $20 million and $97,000, respectively. These investments are recorded at amortized historical cost or fair value, as applicable, with income recorded when dividends are declared.

Other investments, comprised of various affordable housing tax credit projects (AHTCP) and other CRA-related investments, totaled approximately $790,000 and $733,000 at June 30, 2007 and December 31, 2006, respectively. Losses are limited to the remaining investment and there are no additional funding commitments on the AHTCPs or CRA-related investments by the Company. Those investments without guaranteed yields were reported on the equity method, while those with guaranteed yields were reported using the effective yield method. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus additional commitments, if any.

Other investments - The Company also holds $2 million in a common security investment in Capital Trust II, to which the Company has $52 million in long-term debt outstanding. Capital Trust II, in addition to the $2 million in common securities issued to the Company, has $50 million in trust preferred securities outstanding. The $50 million in trust preferred securities were issued to non-affiliated investors in 2007 and are redeemable beginning in 2012. In its Consolidated Balance Sheets, the Company reflects its $2 million common security investment on the equity method and reports the entire $52 million as outstanding long-term debt. For regulatory purposes, however, the $50 million in trust preferred securities qualifies as Tier 1 capital.

Fiduciary and agency - The Company’s subsidiaries also hold assets in a fiduciary or agency capacity that are not included in the Consolidated Financial Statements because they are not assets of the Company. Total assets administered by the Company at June 30, 2007 were $2.82 billion and at December 31, 2006 were $2.65 billion.

Contractual Obligations

In the ordinary course of its business, the Company enters into certain contractual arrangements. These obligations include issuance of debt to fund operations, property leases and derivative transactions. During the first six months of 2007, the Company entered into two operating lease agreements. There are no residual value guarantees on these leases and no lease termination penalties or acceleration clauses. A purchase contract in the amount of $1.6 million for a land purchase was entered into during second quarter 2006 and is scheduled to close in 2007. Also during the first quarter of 2007, the Company entered into a strategic arrangement with a national mortgage services company to provide private-label loan processing and servicing support. There are no minimum payment requirements, but there are penalties in the event of early termination of the agreement. With the predominant portion of its business being Banking, the Company routinely enters into and exits various funding relationships including the issuance and extinguishment of long-term debt. See the discussion of Borrowings above, and Note 7 of the Notes to Consolidated Financial Statements. Other than these transactions, there were no material changes in the Company’s contractual obligations since the end of 2006. Amounts as of December 31, 2006 are listed in the following table:

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
			(in thousands)
Time Deposits	$1,927,528	$1,225,549	$548,850	$134,406	$18,723
Long-Term Debt (1)	385,771	42,138	241,768	34,248	67,617
Capital Lease Obligations (2)	2,626	173	346	351	1,756
Operating Leases	64,949	3,881	7,476	5,693	47,899
Service Contracts (3)	1,791	597	1,194	—	—

Total	$2,382,665	$1,272,338	$799,634	$174,698	$135,995

(1)	Includes related interest. Interest calculations on debt with call features were calculated through first call date.
(2)	Includes related interest.
(3)	Minimum payments on Bank investment portfolio management contract.

ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

AMCORE’s credit risk is centered in its loan portfolio, which totaled $4.0 billion, or 80% of earning assets, including COLI on June 30, 2007. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer’s failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration and borrower concentration.

The Company is also exposed to credit risk with respect to its $137 million investment in COLI. AMCORE manages this risk by diversifying its holdings among various carriers and by periodic internal credit reviews. All carriers have “Secure” ratings from A. M. Best that range from a low of “A” (Excellent) to “A++” (Superior).

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

The determination by management of the appropriate level of the Allowance amounted to $40.7 million at June 30, 2007, compared to $40.9 million at December 31, 2006. Decreases of $3.3 million for specific loss estimates on certain loans that are individually reviewed for impairment and $1.5 million in statistical loss estimates on loan pools based upon historical loss experience were offset by an increase of $4.6 million in other loss estimates. Other loss estimates are based upon the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect the borrower’s ability to repay, and current economic and industry conditions.

At June 30, 2007, the Allowance as a percent of total loans and of non-accrual loans was 1.01% and 133%, respectively. These compare to the same ratios at December 31, 2006 of 1.04% and 136%. Net charge-offs were $7.6 million for the first six months of 2007, an increase of $3.2 million from $4.4 million for the same period in 2006. This was 0.38% and 0.24% of annualized average loans for the year-to-date periods of 2007 and 2006, respectively. Increases in year-to-date 2007 net charge offs compared to the prior year period included commercial real estate loan net charge-offs of $2.2 million, consumer/installment net charge-offs of $602,000, and commercial net charge-offs of $368,000.

Non-performing Assets - Non-performing assets consist of non-accrual loans, loans 90 days past due and still accruing, foreclosed real estate and other repossessed assets. Non-performing assets totaled $41.4 million as of June 30, 2007, an increase of $7.5 million or 22% from $33.9 million at December 31, 2006. The increase since December 31, 2006 consisted of a $5.3 million increase in non-performing loans and a $2.2 million increase in foreclosed assets. The increase in non-performing loans consisted of a $4.7 million increase in loans 90 days past due and a $635,000 increase in non-accrual loans. Total non-performing assets represented 0.78% and 0.64% of total assets at June 30, 2007 and December 31, 2006, respectively.

Non-accrual loan totals include a $7.8 million commercial real estate credit that was originally added to non-accrual loans and assigned a specific loss estimate during the second quarter of 2006 was partially charged off by $2.0 million in the second quarter of 2007. The credit is in the process of workout with a sales agreement for the real-estate component of the relationship, which is expected to be consummated in the third quarter. The Company has a remaining assigned specific allocation of $1.4 million to reflect an estimated impairment loss on the relationship as of June 30, 2007. While the Company strives to reflect all known risk factors in its evaluation, the ultimate loss could differ materially from the remaining loss allocation. See Item 7, Management’s Discussion And Analysis of Financial Condition And Results Of Operation, “Critical Accounting Estimates,” included in the Company’s Form 10-K Annual Report for the year ended December 31, 2006, for a discussion of the judgments and assumptions that are most critical in determining the adequacy of the Allowance.

In addition to the amount of non-accruing and delinquent loans over 90 days past due, management is aware that other possible credit problems of borrowers may exist. Credits are considered substandard assets due to either less than satisfactory performance history, lack of borrower’s sound worth or paying capacity, or inadequate collateral. Loans classified as substandard are monitored accordingly. As of June 30, 2007 and December 31, 2006, there were $5.1 million and $460,000, respectively, in this risk category that were 60 to 89 days delinquent and $4.9 million and $1.9 million, respectively, that were 30 to 59 days past due. In addition, as of December 31, 2006, there were $684,000 of loans that were current, but had loss allocations $139,000. As of June 30, 2007, there were no loss allocations assigned to loans that were current.

Concentration of Credit Risks – As previously discussed, AMCORE strives to maintain a diverse loan portfolio in an effort to minimize the effect of credit risk. Summarized below are the characteristics of classifications that exceed 10% of total loans.

Commercial, financial, and agricultural loans were $814 million at June 30, 2007, and comprised 20% of gross loans, of which 0.66% were non-performing. Annualized net charge-offs of commercial loans during the first six months of 2007 and 2006 were 0.42% and 0.32%, respectively, of the average balance of the category. There were no loan concentrations within this category in excess of 10% of total loans.

Commercial real estate and construction loans were $2.4 billion at June 30, 2007, comprising 60% of gross loans, of which 1.14% were classified as non-performing. Annualized net charge-offs of commercial real estate and construction loans during the first six months of 2007 and 2006 were 0.34% and 0.17%, respectively, of the average balance of the category. This category included $628 million of loans to nonresidential building operators and $442 million of loans to building contractors, which were 16% and 11% of total loans, respectively. There were no other loan concentrations within this category that exceeded 10% of total loans.

Residential real estate loans, which include home equity and permanent residential financing, totaled $479 million at June 30, 2007, and represented 12% of gross loans, of which 0.83% were non-performing. Annualized net charge-offs of residential real estate in the first six months of 2007 and 2006 were 0.09% and 0.10%, respectively, of the average balance in this category.

Installment and consumer loans were $317 million at June 30, 2007, and comprised 8% of gross loans, of which 0.23% were non-performing. Annualized net charge-offs of consumer loans in the first six months of 2007 and 2006 were 1.11% and 0.71%, respectively, of the average balance of the category. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $247 million at June 30, 2007. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of consumer credit.

Contained within the concentrations described above, the Company has $1.6 billion of interest only loans, of which $1.0 billion are included in the construction and commercial real estate loan category and $433 million are included in the commercial, financial, and agricultural loan category. In general, these loans are well-secured with an average maturity of less than two years. The Company does not have significant concentrations of negative amortization loans, high loan-to-value loans, option adjustable-rate mortgage loans or loans that initially have below market rates that significantly increase after the initial period.

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

Uses of liquidity include funding credit obligations to borrowers, funding of mortgage originations pending sale, withdrawals by depositors, repayment of debt when due or called, maintaining adequate collateral for public deposits, paying dividends to shareholders, Repurchase Programs, payment of operating expenses, funding capital expenditures and maintaining deposit reserve requirements.

During the first six months of 2007, wholesale funding, which includes borrowings and brokered deposits, increased $98 million. Wholesale funding represented 26% of total assets as of June 30, 2007 compared to 24% at December 31, 2006. The Company remains confident of its ability to meet and manage its short and long-term liquidity needs.

Investment securities portfolio – Scheduled maturities of the Company’s investment securities portfolio and the prepayment of mortgage and asset backed securities represent a significant source of liquidity. Approximately $8 million, or 1%, of the securities portfolio will contractually mature during the remainder of 2007. This does not include mortgage and asset backed securities since their payment streams may differ from contractual maturities because borrowers may have the right to prepay obligations, typically without penalty.

Loans - Funding of loans is the most significant liquidity need, representing 76% of total assets as of June 30, 2007. Since December 31, 2006, loans increased $83 million. Loans held for sale, which represents mortgage origination fundings awaiting sale, increased $32,000 since December 31, 2006. The scheduled repayments and maturities of loans represent a substantial source of liquidity. Loan growth from same-store and Branch Expansion continue to be the greatest liquidity need of the Company.

Bank-issued deposits – Bank-issued deposits typically are the most cost-effective and reliable source of liquidity for the Company. Since December 31, 2006, bank-issued deposits decreased $59 million. The decline was partly due to seasonal factors and partly due to a run-off of lower spread CDs.

Branch expansion - The Company’s Branch Expansion strategy poses the greatest challenge to short and long-term liquidity. The Branch Expansion has required, and will continue to require, other sources of liquidity to fund the expected loan growth net of expected deposit growth and the remaining $47 million authorized capital investment. Since inception, the Branch Expansion has required the funding of $1.91 billion in loans while generating $765 million in deposits.

Parent company – In addition to the overall liquidity needs of the consolidated Company, the parent company requires adequate liquidity to pay its expenses, repay debt when due, and pay stockholder dividends. Liquidity is primarily provided to the parent through the Bank in the form of dividends, as well as capital market sources such as Trust Preferred securities. In the first six months of 2007, dividends from subsidiaries amounted to $28 million, compared to $20 million in the same period a year ago.

Other sources of liquidity - As of June 30, 2007, other sources of readily available liquidity totaled $899 million and included $271 million of Fed Funds lines, unused collateral sufficient to support $380 million in Federal Reserve Bank discount window advances, $244 million of unpledged debt investment securities, and $4 million of FHLB advances. The Company also has capacity, over time, to place sufficient amounts of brokered CDs as a source of mid- to long-term liquidity. The Bank’s indirect auto portfolio, which at June 30, 2007 was $247 million, is a potential source of liquidity through loan sales or securitizations.

Other uses of liquidity – At June 30, 2007, other potential uses of liquidity totaled $1.4 billion and included $1.2 billion in commitments to extend credit, $26 million in residential mortgage commitments primarily held for sale, and $223 million in letters of credit. At December 31, 2006, these amounts also totaled $1.2 billion.

Capital Management

Total stockholders’ equity at June 30, 2007, was $380 million, a decrease of $20 million or 5% from December 31, 2006. The decrease in stockholders’ equity was primarily due to a $28 million increase in treasury stock and a $3 million decline in OCI partially offset by an increase in retained earnings of $10 million.

AMCORE paid $9 million of cash dividends during the first six months of 2007, which represent $0.37 per share, or a dividend payout ratio of 46%. This compares to $0.37 per share paid during the first six months of 2006, which represent a payout ratio of 42%. The book value per share increased $0.52 per share to $16.58 at June 30, 2007, up from $16.06 at June 30, 2006.

In addition to the recently announced Repurchase Program, the Company does repurchase shares in open-market and private transactions in accordance with Exchange Act Rule 10b-18. These repurchases are used to replenish the Company’s treasury stock for re-issuances related to stock options and other employee benefit plans. Also repurchased are direct repurchases from participants related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. During the first six months of 2007, the Company purchased 1.1 million shares in open market and private transactions at an average price of $31.36 per share.

AMCORE has outstanding $52 million of capital securities through Capital Trust II. Of the $52 million, $50 million qualifies as Tier 1 capital for regulatory capital purposes, which is the $52 million reduced by the $2 million of common equity securities owned by the Company. Pursuant to regulations issued by the Federal Reserve Board, the capital securities are expected to continue to qualify as Tier 1 Capital.

As the following table indicates, AMCORE’s total risk-based capital, Tier 1 capital and leverage ratio all significantly exceed the regulatory minimums, as of June 30, 2007. The Bank, whose ratios are not presented below, is considered a “well-capitalized” institution based on regulatory guidelines.

	Actual		Minimum Capital Adequacy
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$529,376	11.42%	$370,815	8.00%
Tier 1 Capital (to Risk Weighted Assets)	$437,664	9.44%	$185,408	4.00%
Tier 1 Capital (to Average Assets)	$437,664	8.30%	$211,024	4.00%
Risk Weighted Assets	$4,635,191

Average Assets	$5,275,603

TABLE 1

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	For the Three Months ended June 30,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$868,713	$9,598	4.42%	$1,145,757	$12,940	4.52%
Short-term investments	3,584	56	6.27%	6,570	87	5.31%
Loans held for sale	13,477	191	5.68%	26,420	341	5.16%

Loans:
Commercial	809,739	16,686	8.27%	832,541	16,332	7.87%
Commercial real estate	2,389,201	46,223	7.76%	2,190,746	41,315	7.56%
Residential real estate	495,046	8,691	7.03%	479,585	8,122	6.78%
Consumer	312,404	5,991	7.69%	317,362	5,500	6.95%

Total loans (1) (3)	$4,006,390	$77,591	7.77%	$3,820,234	$71,269	7.48%

Total interest-earning assets	$4,892,164	$87,436	7.17%	$4,998,981	$84,637	6.79%
Allowance for loan losses	(43,069)			(41,532)
Non-interest-earning assets	416,167			398,946

Total assets	$5,265,262			$5,356,395

Liabilities and Stockholders’ Equity:
Interest-bearing demand & savings deposits	$1,786,600	$14,708	3.30%	$1,779,003	$12,520	2.82%
Time deposits	1,161,978	13,573	4.69%	1,237,080	12,261	3.98%

Total bank issued interest-bearing deposits	$2,948,578	$28,281	3.85%	$3,016,083	$24,781	3.30%
Wholesale deposits	648,270	8,259	5.11%	703,222	8,233	4.70%
Short-term borrowings	323,911	4,107	5.09%	349,648	4,112	4.72%
Long-term borrowings	389,008	5,452	5.62%	340,833	5,121	6.03%

Total interest-bearing liabilities	$4,309,767	$46,099	4.29%	$4,409,786	$42,247	3.84%
Non-interest bearing deposits	502,813			486,103
Other liabilities	65,784			62,286
Realized Stockholders’ Equity	396,666			418,307
Other Comprehensive Loss	(9,768)			(20,087)

Total Liabilities & Stockholders’ Equity	$5,265,262			$5,356,395

Net Interest Income (FTE)		$41,337			$42,390

Net Interest Spread (FTE)			2.88%			2.95%

Interest Rate Margin (FTE)			3.39%			3.40%

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35%. FTE adjustments totaled $619,000 in 2007 and $1.1 million in 2006.
(2)	The average balances of the securities are based on amortized historical cost.
(3)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $625,000 and $776,000 for 2007 and 2006, respectively.

TABLE 2

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	For the Six Months ended June 30,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$883,032	$19,530	4.42%	$1,170,793	$26,583	4.54%
Short-term investments	11,312	322	5.74%	7,307	184	5.08%
Loans held for sale	12,895	341	5.29%	24,705	624	5.05%

Loans:
Commercial	806,672	32,989	8.25%	822,173	31,515	7.73%
Commercial real estate	2,372,136	91,515	7.78%	2,175,842	80,231	7.44%
Residential real estate	496,728	17,409	7.04%	476,804	15,847	6.68%
Consumer	309,353	11,679	7.61%	315,092	10,740	6.87%

Total loans (1) (3)	$3,984,889	$153,592	7.77%	$3,789,911	$138,333	7.36%

Total interest-earning assets	$4,892,128	$173,785	7.15%	$4,992,716	$165,724	6.68%
Allowance for loan losses	(42,365)			(42,118)
Non-interest-earning assets	410,757			397,861

Total assets	$5,260,520			$5,348,459

Liabilities and Stockholders’ Equity:
Interest-bearing demand & savings deposits	$1,785,550	$29,028	3.28%	$1,804,942	$24,432	2.73%
Time deposits	1,180,568	27,340	4.67%	1,218,850	22,985	3.80%

Total bank issued interest-bearing deposits	$2,966,118	$56,368	3.83%	$3,023,792	$47,417	3.16%
Wholesale deposits	697,178	17,761	5.14%	681,781	15,439	4.57%
Short-term borrowings	241,171	5,991	5.01%	439,699	9,953	4.56%
Long-term borrowings	397,922	11,325	5.74%	258,872	8,002	6.23%

Total interest-bearing liabilities	$4,302,389	$91,445	4.29%	$4,404,144	$80,811	3.70%
Non-interest bearing deposits	497,818			479,674
Other liabilities	66,951			65,440
Realized Stockholders’ Equity	403,858			416,405
Other Comprehensive Loss	(10,496)			(17,204)

Total Liabilities & Stockholders’ Equity	$5,260,520			$5,348,459

Net Interest Income (FTE)		$82,340			$84,913

Net Interest Spread (FTE)			2.86%			2.98%

Interest Rate Margin (FTE)			3.38%			3.42%

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35% FTE adjustments totaled $1.2 million in 2007 and $2.2 million in 2006.
(2)	The average balances of the securities are based on amortized historical cost.
(3)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $1.5 million and $1.6 million for 2007 and 2006, respectively.

TABLE 3

ANALYSIS OF QUARTER-TO-QUARTER CHANGES IN NET INTEREST INCOME

	For the Three Months Ended June 30, 2007/2006
	Increase/(Decrease) Due to Change in		Total Net Increase (Decrease)
	Average Volume	Average Rate
	(in thousands)
Interest Income:
Investment securities	$(3,066)	$(276)	$(3,342)
Short-term investments	(45)	14	(31)
Loans held for sale	(182)	32	(150)

Loans:
Commercial	(455)	809	354
Commercial real estate	3,819	1,089	4,908
Residential real estate	266	303	569
Consumer	(87)	578	491

Total loans	3,547	2,775	6,322

Total Interest-Earning Assets	$(1,839)	$4,638	$2,799

Interest Expense:
Interest-bearing demand & savings deposits	$53	$2,135	$2,188
Time deposits	(778)	2,090	1,312

Total bank issued interest-bearing deposits	(566)	4,066	3,500
Wholesale deposits	(670)	696	26
Short-term borrowings	(314)	309	(5)
Long-term borrowings	691	(360)	331

Total Interest-Bearing Liabilities	$(981)	$4,833	$3,852

Net Interest Income (FTE)	$(859)	$(194)	$(1,053)

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

TABLE 4

ANALYSIS OF YEAR-TO-DATE CHANGES IN NET INTEREST INCOME

	For the Six Months Ended June 30, 2007/2006
	Increase/(Decrease) Due to Change in		Total Net Increase (Decrease)
	Average Volume	Average Rate
	(in thousands)
Interest Income:
Investment securities	$(6,381)	$(672)	$(7,053)
Short-term investments	111	27	138
Loans held for sale	(312)	29	(283)

Loans:
Commercial	(603)	2,077	1,474
Commercial real estate	7,460	3,824	11,284
Residential real estate	677	885	1,562
Consumer	(199)	1,138	939

Total loans	7,307	7,952	15,259

Total Interest-Earning Assets	$(3,404)	$11,465	$8,061

Interest Expense:
Interest-bearing demand & savings deposits	$(266)	$4,862	$4,596
Time deposits	(742)	5,097	4,355

Total bank issued interest-bearing deposits	(920)	9,871	8,951
Wholesale deposits	356	1,966	2,322
Short-term borrowings	(4,853)	891	(3,962)
Long-term borrowings	4,001	(678)	3,323

Total Interest-Bearing Liabilities	$(1,916)	$12,550	$10,634

Net Interest Income (FTE)	$(1,488)	$(1,085)	$(2,573)

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

TABLE 5

ASSET QUALITY

The components of non-performing loans and foreclosed assets at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
Impaired loans:
Non-accrual loans
Commercial	$1,715	$3,327
Real estate	14,984	14,621
Other non-performing:
Non-accrual loans (1)	13,984	12,100
Loans 90 days or more past due and still accruing	7,024	2,315

Total non-performing loans	$37,707	$32,363

Foreclosed assets:
Real estate	3,553	1,247
Other	164	317

Total foreclosed assets	$3,717	$1,564

Total non-performing assets	$41,424	$33,927

Troubled debt restructurings	$11	$12

(1)	These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

An analysis of the allowance for loan losses for the periods ended June 30, 2007 and 2006 is presented below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	($ in thousands)		($ in thousands)
Balance at beginning of period	$41,308	$40,733	$40,913	$40,756
Charge-Offs:
Commercial, financial and agricultural	1,152	451	2,783	1,452
Real estate – Commercial	3,633	1,269	4,145	1,984
Real estate – Residential	118	323	271	407
Installment and consumer	1,459	1,243	2,842	2,546

	6,362	3,286	10,041	6,389
Recoveries:
Commercial, financial and agricultural	994	55	1,120	147
Real estate – Commercial	37	125	133	177
Real estate – Residential	13	33	58	178
Installment and consumer	497	650	1,125	1,441

	1,541	863	2,436	1,943
Net Charge-Offs .	4,821	2,423	7,605	4,446
Provision charged to expense	4,227	2,250	7,406	4,250

Balance at end of period	$40,714	$40,560	$40,714	$40,560

Ratio of net-charge-offs during the period to average loans outstanding during the period (1)	0.48%	0.25%	0.38%	0.24%

(1)	On an annualized basis.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based upon an immediate increase in interest rates of 100 basis points and no change in the slope of the yield curve, the potential decrease in net income before taxes for the twelve month period beginning July 1, 2007 would be approximately 0.5%. At the end of 2006, comparable assumptions would have resulted in a potential decrease in 2007 net income before taxes of 0.4%. Conversely, an immediate decrease in interest rates of 100 basis points and no change in the slope of the yield curve, would result in a potential decrease in net income before taxes for the twelve month period beginning July 1, 2007 of 1.7%. At the end of 2006, a similar decrease in rates would have resulted in a potential decrease in net income before taxes of 7.9%. Since the first quarter of 2007 sale of the OMSRs, the Bank’s risk to an immediate decrease in rates was substantially reduced. This analysis assumes no growth in assets or liabilities and replacement of maturing instruments with like-kind instruments. During 2006, AMCORE changed its benchmark of net interest income to net income before taxes.

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

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table presents information relating to all Company repurchases of common stock during the second quarter of 2007:

Issuer Purchases of Equity Securities

Period	(a) Total # of Shares Purchased	(b) Average Price Paid per Share	(c) Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum # (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – May 2, 2007 (expiration of 2006 plan)	473,726	$30.38	468,000	—

				2,000,000
May 3 – 31, 2007	212,435	30.24	199,800	1,800,200
June 1 – 30, 2007	—	—	—	1,800,200

Total during quarter	686,161	$30.34	667,800	1,800,200

The Company’s Board of Directors authorized a share repurchase program on May 3, 2006, which expired May 2, 2007. This program allowed for the repurchase of up to three million shares for a 12-month period and was executed through open market or privately negotiated purchases. On May 3, 2007, the Company’s Board of Directors authorized an additional share repurchase program that allows the repurchase of up to two million shares for a 12-month period, which will also be executed through open market or privately negotiated purchases. The Company may periodically repurchase shares in open-market transactions in accordance with Exchange Act Rule 10b-18 through a limited group of brokers to replenish the Company’s treasury stock for re-issuances related to stock option exercises and other employee benefit plans. Included in the repurchased shares above are direct repurchases from participants, at their discounted price, related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. There were 11,616 shares tendered in the second quarter to effect stock option exercise transactions in the numbers above.

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a)	The AMCORE Financial, Inc. 2007 Annual Meeting of Stockholders was held on May 1, 2007.

(c)	Matters voted upon at the Annual Meeting of Stockholders:

Proxies were solicited by AMCORE Financial, Inc. management for the purpose of electing four Class III directors. The following individuals were elected as directors:

Class	Name	Votes For	Votes Withheld	Term Expiration
III	Paula A. Bauer	20,022,977	514,018	2010
III	Paul Donovan	20,062,206	474,789	2010
III	Teresa Iglesias- Solomon	19,779,883	757,112	2010
III	Gary L. Watson	20,243,026	293,969	2010

Proxies were solicited by AMCORE Financial, Inc. management to ratify the preliminary appointment of KPMG LLP as independent auditors. The preliminary appointment of KPMG LLP was ratified via 20,305,675 votes for, 151,302 votes against and 80,017 votes abstaining the ratification of the preliminary appointment. On May 21, 2007, the Audit Committee of the Board of Directors of Amcore Financial, Inc. (Company) appointed Deloitte & Touche LLP as the new independent registered public accountants for the Company for the year ending December 31, 2007 and dismissed KPMG LLP who remained the Company’s independent registered public accountants until the appointment of Deloitte. During the years ended December 31, 2006 and 2005 and the subsequent period through May 21, 2007, there were no disagreements with KPMG on any matter of accounting principles or practices, or financial statement disclosure. See AMCORE’s Form 8-K filing dated May 25, 2007 for further information.

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

Date: August 9, 2007

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