Form 10-Q
period 2007-09-30
AMCORE FINANCIAL INC
filed 2007-11-09
CIK 714756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 1, 2007, 22,359,000 shares of common stock were outstanding.

AMCORE Financial, Inc.

Form 10–Q Table of Contents

PART 1.

ITEM 1.	FINANCIAL STATEMENTS

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

			September 30, 2007	December 31,
			(Unaudited)	2006
			(in thousands, except share data)
ASSETS
Cash and cash equivalents			$158,322	$146,060
Interest earning deposits in banks and fed funds sold			3,368	3,476
Loans held for sale			8,753	13,818
Securities available for sale, at fair value			869,491	899,833
Gross loans			3,943,784	3,946,551
Allowance for loan losses			(51,500)	(40,913)

Net loans			$3,892,284	$3,905,638
Company owned life insurance			138,531	134,583
Premises and equipment, net			91,773	91,561
Goodwill			6,148	6,148
Foreclosed real estate, net			5,251	1,247
Other assets			85,320	90,019

Total Assets			$5,259,241	$5,292,383

LIABILITIES
Deposits:
Non-interest bearing deposits			$547,417	$543,070
Interest bearing deposits			1,840,754	1,801,335
Time deposits			1,109,334	1,204,908

Total bank issued deposits			$3,497,505	$3,549,313
Wholesale deposits			633,551	796,869

Total deposits			$4,131,056	$4,346,182
Short-term borrowings			327,822	136,747
Long-term borrowings			368,641	342,012
Other liabilities			55,049	67,396

Total Liabilities			$4,882,568	$4,892,337

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued			$—	$—
Common stock, $0.22 par value; authorized 45,000,000 shares;

	September 30, 2007	December 31, 2006
Issued	29,994,225	29,972,232
Outstanding	22,479,729	23,792,320	6,665	6,660
Treasury stock	7,514,496	6,179,912	(175,338)	(136,413)
Additional paid-in capital			76,964	76,452
Retained earnings			472,254	464,316
Accumulated other comprehensive loss			(3,872)	(10,969)

Total Stockholders’ Equity			$376,673	$400,046

Total Liabilities and Stockholders’ Equity			$5,259,241	$5,292,383

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except share data)
INTEREST INCOME
Interest and fees on loans	$78,083	$75,364	$231,408	$213,347
Interest on securities:
Taxable	8,318	10,057	25,107	31,459
Tax-exempt	972	1,632	2,754	5,000

Total Income on Securities	$9,290	$11,689	$27,861	$36,459

Interest on federal funds sold and other short-term investments	25	34	252	192
Interest and fees on loans held for sale	139	385	480	1,009
Interest on deposits in banks	55	53	150	79

Total Interest Income	$87,592	$87,525	$260,151	$251,086

INTEREST EXPENSE
Interest on deposits	$37,484	$36,650	$111,613	$99,506
Interest on short-term borrowings	3,775	4,055	9,766	14,008
Interest on long-term borrowings	5,962	5,670	17,287	13,672

Total Interest Expense	$47,221	$46,375	$138,666	$127,186

Net Interest Income	40,371	41,150	121,485	123,900
Provision for loan losses	15,281	2,863	22,687	7,113

Net Interest Income After Provision for Loan Losses	$25,090	$38,287	$98,798	$116,787

NON-INTEREST INCOME
Investment management and trust income	$4,519	$4,182	$12,270	$11,817
Service charges on deposits	7,852	6,931	21,617	19,086
Net mortgage revenues	317	762	1,839	3,055
Company owned life insurance income	1,747	2,870	3,948	4,948
Brokerage commission income	1,107	700	3,161	2,325
Bankcard fee income	1,995	1,690	5,802	4,562
Gain on sale of loans	—	116	242	426
Other	2,062	3,909	9,548	7,881

Non-Interest Income, Excluding Net Security (Losses) Gains	$19,599	$21,160	$58,427	$54,100
Net security (losses) gains	(5,574)	—	(5,574)	225

Total Non-Interest Income	$14,025	$21,160	$52,853	$54,325

OPERATING EXPENSES
Compensation expense	$18,093	$19,127	$57,903	$59,145
Employee benefits	4,095	4,147	14,743	13,500
Net occupancy expense	3,522	3,183	10,714	8,404
Equipment expense	2,645	2,350	7,621	6,906
Data processing expense	843	674	2,485	2,219
Professional fees	2,503	2,743	6,336	7,103
Communication expense	1,385	1,379	3,978	3,857
Advertising and business development	794	1,789	2,766	5,350
Other	5,180	7,076	18,044	16,632

Total Operating Expenses	$39,060	$42,468	$124,590	$123,116

Income from continuing operations before income taxes	$55	$16,979	$27,061	$47,996
Income tax (benefit) expense	(1,834)	4,474	6,350	13,598

Income from continuing operations	$1,889	$12,505	$20,711	$34,398

Discontinued operations:
Loss from discontinued operations	$—	$—	$—	$(131)
Income tax benefit	—	—	—	(51)

Loss from discontinued operations	$—	$—	$—	$(80)

Net Income	$1,889	$12,505	$20,711	$34,318

EARNINGS PER COMMON SHARE
Basic: Income from continuing operations	$0.08	$0.51	$0.90	$1.39
Loss from discontinued operations	—	—	—	—

Net Income	$0.08	$0.51	$0.90	$1.39

Diluted: Income from continuing operations	$0.08	$0.51	$0.89	$1.39
Loss from discontinued operations	—	—	—	—

Net Income	$0.08	$0.51	$0.89	$1.39

DIVIDENDS PER COMMON SHARE	$0.185	$0.185	$0.555	$0.555
AVERAGE COMMON SHARES OUTSTANDING
Basic	22,641	24,463	23,130	24,646
Diluted	22,657	24,498	23,146	24,738

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except share data)
Balance at December 31, 2005	$6,652	$(104,240)	$74,110	$435,113	$(294)	$(12,824)	$398,517

Comprehensive Income (Loss):
Net Income	—	—	—	34,318	—	—	34,318
Net unrealized holding gains on securities available for sale arising during the period	—	—	—	—	—	2,483	2,483
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(225)	(225)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	(867)	(867)

Comprehensive Income	—	—	—	34,318	—	1,391	35,709
Cash dividends on common stock—$0.555 per share	—	—	—	(13,661)	—	—	(13,661)
Purchase of 740,546 shares for the treasury	—	(22,265)	—	—	—	—	(22,265)
Deferred compensation and other	—	—	136	—	—	—	136
Stock-based compensation	—	—	2,362	—	—	—	2,362
Reclassification upon adoption of SFAS No. 123R	—	—	342	—	294	—	636
Reissuance of 182,026 treasury shares for incentive plans	—	5,491	(1,435)	—	—	—	4,056
Issuance of 24,797 common shares for the Employee Stock Plan	6	—	605	—	—	—	611

Balance at September 30, 2006	$6,658	$(121,014)	$76,120	$455,770	$—	$(11,433)	$406,101

Balance at December 31, 2006	$6,660	$(136,413)	$76,452	$464,316	$—	$(10,969)	$400,046

Comprehensive Income (Loss):
Net Income	—	—	—	20,711	—	—	20,711
Transition Obligation Amortization	—	—	—	—	—	42	42
Net unrealized holding gains on securities available for sale arising during the period	—	—	—	—	—	5,813	5,813
Less reclassification adjustment for net security losses included in net income	—	—	—	—	—	5,574	5,574
Income tax effect related to items of other comprehensive income	—	—	—	—	—	(4,332)	(4,332)

Comprehensive Income	—	—	—	20,711	—	7,097	27,808
Cash dividends on common stock—$0.555 per share	—	—	—	(12,773)	—	—	(12,773)
Purchase of 1,584,868 shares for the treasury	—	(46,887)	—	—	—	—	(46,887)
Deferred compensation and other	—	—	214	—	—	—	214
Stock-based compensation	—	—	1,355	—	—	—	1,355
Reissuance of 250,284 treasury shares for incentive plans	—	7,962	(1,585)	—	—	—	6,377
Issuance of 21,993 common shares for the Employee Stock Plan	5	—	528	—	—	—	533

Balance at September 30, 2007	$6,665	$(175,338)	$76,964	$472,254	$—	$(3,872)	$376,673

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Cash Flows From Operating Activities
Net income	$20,711	$34,318
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	6,084	5,315
Amortization and accretion of securities, net	513	1,214
Stock-based compensation expense	1,526	2,362
Tax benefit on exercise of stock options	762	535
Excess tax benefits from stock-based compensation	(731)	(510)
Provision for loan losses	22,687	7,113
Company owned life insurance income, net of claims	(3,948)	(3,645)
Net securities losses (gains)	5,574	(225)
Net gains on sale of loans	(242)	(426)
Net gain on sale of Other Mortgage Servicing Rights (OMSRs)	(2,543)	—
Net gains on sale of mortgage loans held for sale	(820)	(1,306)
Originations of mortgage loans held for sale	(192,794)	(237,909)
Proceeds from sales of mortgage loans held for sale	198,679	244,095
Deferred income tax benefit	(10,632)	(115)
Loss on extinguishment of debt	2,256	—
Increase in other assets	(985)	(3,612)
Decrease in other liabilities	(11,764)	(6,241)

Net cash provided by operating activities	$34,333	$40,963

Cash Flows From Investing Activities
Proceeds from maturities of securities available for sale	$149,827	$156,372
Proceeds from sales of securities available for sale	519	40,488
Purchase of securities available for sale	(114,704)	(79,179)
Net decrease (increase) in interest earning deposits in banks	108	(525)
Net increase in loans	(17,299)	(250,512)
Proceeds from the sale of loans	212	6,780
Net proceeds from sale of OMSRs	17,529	—
Net death claim in company owned life insurance	—	1,166
Premises and equipment expenditures, net	(6,319)	(9,815)
Proceeds from the sale of foreclosed real estate	855	1,101

Net cash provided by (used for) investing activities	$30,728	$(134,124)

Cash Flows From Financing Activities
Net increase (decrease) in non-interest-bearing demand deposits	$4,347	$(10,030)
Net increase (decrease) in interest-bearing demand deposits	39,419	(104,174)
Net (decrease) increase in time deposits	(95,574)	40,450
Net (decrease) increase in wholesale deposits	(163,318)	156,900
Net increase (decrease) in short-term borrowings	47,055	(144,852)
Proceeds from long-term borrowings	211,547	279,400
Payment of long-term borrowings	(43,494)	(116,000)
Dividends paid	(12,773)	(13,661)
Issuance of common shares for employee stock plan	533	611
Reissuance of treasury shares for incentive plans	5,615	3,521
Excess tax benefits from stock-based compensation	731	510
Purchase of shares for treasury	(46,887)	(22,265)

Net cash (used in) provided by financing activities	$(52,799)	$70,410

Net change in cash and cash equivalents	$12,262	$(22,751)
Cash and cash equivalents:
Beginning of year	146,060	144,350

End of period	$158,322	$121,599

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$114,207	$94,320
Interest paid on borrowings	25,972	25,662
Income tax payments	16,715	15,897

Non-Cash Investing and Financing
Foreclosed real estate—acquired in settlement of loans	4,890	1,895
Transfer current portion of long-term borrowings to short-term borrowings	144,020	7,521
Capitalized interest	84	240

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

Operating results for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the 2006 Form 10–K.

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

NOTE 2 – SECURITIES

A summary of information for investment securities, categorized by security type, at September 30, 2007 and December 31, 2006 follows. Fair values are based on quoted market prices or are based on quoted prices for similar financial instruments.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2007
Securities Available for Sale:
U.S. Treasury	$4,979	$4	$—	$4,983
U.S. Government sponsored enterprises (GSEs)	68,517	67	(597)	67,987
Mortgage-backed securities (1)	628,208	549	(6,069)	622,688
State and political subdivisions	109,125	500	(754)	108,871
Corporate obligations and other (2)	64,831	180	(49)	64,962

Total Securities Available for Sale	$875,660	$1,300	$(7,469)	$869,491

December 31, 2006
Securities Available for Sale:
U.S. Treasury	$5,002	$—	$(38)	$4,964
U.S. Government sponsored enterprises (GSEs)	51,635	11	(727)	50,919
Mortgage-backed securities (1)	727,839	471	(17,692)	710,618
State and political subdivisions	93,441	548	(629)	93,360
Corporate obligations and other (2)	39,472	536	(36)	39,972

Total Securities Available for Sale	$917,389	$1,566	$(19,122)	$899,833

A summary of unrealized loss information for investment securities, categorized by security type, was as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (3)	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2007
Securities Available for Sale:
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government sponsored enterprises (GSEs)	28,122	(153)	30,148	(444)	58,270	(597)
Mortgage-backed securities	34,534	(225)	331,429	(5,844)	365,963	(6,069)
State and political subdivisions	31,676	(253)	37,016	(501)	68,692	(754)
Corporate obligations and other	10,963	(42)	1,280	(7)	12,243	(49)

Total Unrealized Losses on Securities Available for Sale	$105,295	$(673)	$399,873	$(6,796)	$505,168	$(7,469)

December 31, 2006
Securities Available for Sale:
U.S. Treasury	$—	$—	$4,964	$(38)	$4,964	$(38)
U.S. Government sponsored enterprises (GSEs)	—	—	37,826	(727)	37,826	(727)
Mortgage-backed securities	29,449	(92)	648,375	(17,600)	677,824	(17,692)
State and political subdivisions	19,244	(77)	33,010	(552)	52,254	(629)
Corporate obligations and other	101	—	1,475	(36)	1,576	(36)

Total Unrealized Losses on Securities Available for Sale	$48,794	$(169)	$725,650	$(18,953)	$774,444	$(19,122)

(1)	Includes the following U.S. Government agency issuances: $12 million of Government National Mortgage Association and $4 million of United States Department of Veterans Affairs at September 30, 2007, and $6 million and $4 million, respectively, at December 31, 2006.
(2)	Includes investments of $4 million and $20 million, respectively, in stock of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB) at both September 30, 2007 and December 31, 2006. These investments are recorded at historical cost with income recorded when dividends are declared. A portion of the FRB and FHLB investments are restricted as to sale because they are held to satisfy membership requirements.
(3)	The Company has the ability to hold and has no intent to dispose of the related securities until maturity or upon fair value exceeding cost, as of September 30, 2007. The total $6.8 million of unrealized losses is related to 143 securities. None of the unrealized losses were individually significant to the total and, except as discussed below, the unrealized losses were caused by interest rate increases. Of the total, $5.8 million was related to 76 mortgage-backed securities issued by GSEs with a quality rating of "Aaa"; $444,000 related to five "Aaa" rated GSEs; and $501,000 related to 61 municipal obligation bonds with quality ratings from "A1" to "Aaa", with the exception of two that were not rated. Corporate obligations and other included one mortgage-backed bond that had an unrealized loss of $7,000 and was collateralized by owner occupied first lien mortgage loans. This bond had a quality rating of "Aaa" and was sufficiently collateralized such that credit loss was considered remote, and the security had a weighted average remaining life of .3 years. In the event of prepayment, it is expected that the Company would recover substantially all of its recorded investment.

A summary of realized gain and loss information follows:

	Realized Gains	Realized Losses	Net Gains/ (Losses)
	(in thousands)
For the three months ended:
September 30, 2007	$—	$(5,574)	$(5,574)
September 30, 2006	—	—	—

For the nine months ended:
September 30, 2007	$—	$(5,574)	$(5,574)
September 30, 2006	1,012	(787)	225

During the third quarter 2007, the Company recorded a $5.6 million other than temporary impairment loss on the pending sale of $205 million in longer-term mortgage-backed bonds. The pending sale of the bonds relates to a balance sheet restructuring that reduces longer-term interest rate and liquidity risk in the investment security portfolio.

At September 30, 2007 and December 31, 2006, securities with a fair value of approximately $606 million and $585 million, respectively, were pledged to secure public deposits, securities under agreements to repurchase, derivative credit exposure and for other purposes required by law.

The above schedules include amortized cost of $29.8 million and fair value of $29.8 million in equity investments at September 30, 2007. The amortized cost and fair value were $29.2 million and $29.7 million, respectively, at December 31, 2006. These are included in the "corporate obligations and other" classification above.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at September 30, 2007 and December 31, 2006 was as follows:

	September 30, 2007	December 31, 2006
	(in thousands)
Commercial, financial and agricultural	$793,307	$798,168
Real estate-commercial	1,875,640	1,926,813
Real estate-residential	478,259	493,500
Real estate-construction	483,333	420,379
Installment and consumer	313,245	307,691

Gross loans	$3,943,784	$3,946,551
Allowance for loan losses	(51,500)	(40,913)

Net Loans	$3,892,284	$3,905,638

An analysis of the allowance for loan losses for the periods ended September 30, 2007 and September 30, 2006 is presented below:

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
	(in thousands)
Balance at beginning of year	$40,913	$40,756
Provision charged to expense	22,687	7,113
Loans charged off	(15,361)	(10,985)
Recoveries on loans previously charged off	3,261	3,742

Balance at end of period	$51,500	$40,626

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill by segment at September 30, 2007 is as follows (in thousands):

Retail Banking	$3,572
Commercial Banking	2,381
Investment Management and Trust	195

Total Goodwill	$6,148

There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2007.

During the first quarter of 2007, the Company sold a majority of its OMSRs relating to $1.4 billion of mortgage loans serviced for other investors for a total sales price of $16.4 million. The sale resulted in a net pre-tax gain of $2.4 million, which was included in other non-interest income during the first quarter of 2007. During the third quarter of 2007, the Company sold additional OMSRs relating to $98.3 million of mortgage loans serviced for other investors for a total sales price of $1.3 million and a net gain of $162,000.

The remaining OMSR asset values, which are recorded in Other Assets on the Consolidated Balance Sheets and are included in the Mortgage Banking Segment, are as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Unamortized Cost of OMSRs
Balance at beginning of period	$1,179	$13,913	$14,287	$13,275
Additions of OMSRs	50	967	1,222	2,799
Amortization	(25)	(656)	(244)	(1,850)
Sale of OMSRs	(1,062)	—	(15,123)	—

Balance at end of period	$142	$14,224	$142	$14,224

Fair Value of OMSRs	$209	$15,529	$209	$15,529

There were no impairment valuations recorded at September 30, 2007 or September 30, 2006.

The current and estimated OMSR amortization expense on the Company’s OMSR asset is as follows (in thousands):

Aggregate Amortization Expense
For Quarter Ended 9/30/07	$25
For Nine Months Ended 9/30/07	244

Estimated Amortization Expense
For Remainder of Year Ending 12/31/07	$4
For Year Ending 12/31/08	17
For Year Ending 12/31/09	17
For Year Ending 12/31/10	16
For Year Ending 12/31/11	15
For Year Ending 12/31/12	14
Thereafter	59

Total	$142

The weighted-average amortization period for OMSR retained during the third quarter of 2007 was 15 years. The unpaid principal balance of mortgage loans serviced for others, plus mortgage loans held for sale, was $16.5 million as of September 30, 2007, $1.5 billion as of December 31, 2006 and $1.4 billion as of September 30, 2006. The decline since December 31, 2006 is a result of the OMSR sales noted above.

NOTE 5 – SALE OF RECEIVABLES

The Company has periodically sold certain indirect automobile loans in securitization transactions. Upon sale, the net carrying amount of the loans is removed from the Consolidated Balance Sheet in exchange for cash and certain retained residual interests. The retained interests, which are recorded in Securities Available for Sale on the Consolidated Balance Sheet, include rights to service the loans that were sold (the “Servicing Rights”) and an interest in residual cash flows (the “Interest-Only Strip”). The Interest-Only Strip includes the excess of interest collected on the loans over the amount required to be paid to the investors and the securitization agent (the “Excess Spread”) plus an interest in sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans to the extent it exceeds projected credit losses (the “Credit Enhancement” or “Overcollateralization”). There were no sales of indirect automobile loans during the first three quarters of 2007 or 2006.

The Company receives monthly servicing fees equal to 0.75% per annum of the outstanding beginning principal balance of the loans serviced for the month and rights to future cash flows arising after the investors in the securitization trust have received the returns for which they have contracted. The Company's retained interests are subordinate to investors’ interests. The value of the Interest-Only Strip is subject to prepayment risk and interest rate risk on the Excess Spread and credit risk on the transferred automobile loans on the Overcollateralization. The Company's risk of loss attributable to prepayment and credit risk is limited to its interest in the Interest-Only Strip. Neither the investors nor the securitization trust have any further recourse to the Company's other assets. Interest rate risk could exceed the Company's interest in the Excess Spread, but such a possibility is not considered probable as of September 30, 2007.

Key economic assumptions used in measuring the retained interests as of September 30, 2007, including the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions, are as follows:

	Actual	10% Adverse Change	20% Adverse Change
	(in thousands)
Prepayment speed assumptions
Prepayment speed	2.55%	2.81%	3.06%
Weighted average life (in months)	4.4	4.4	4.3
Fair value of retained interests	$4,990	$4,989	$4,988
Change in fair value	$—	$(1)	$(2)
Expected credit loss assumptions
Expected credit losses (loss to liquidation)	0.62%	0.69%	0.75%
Fair value of retained interests	$4,990	$4,985	$4,972
Change in fair value	$—	$(5)	$(18)
Residual cash flow discount rate assumptions
Residual cash flow discount rate (annual)	8.00%	8.80%	9.60%
Fair value of retained interests	$4,990	$4,974	$4,957
Change in fair value	$—	$(16)	$(33)
Interest rate assumptions
Weighted average forward rate (annual)	4.76%	5.22%	5.67%
Fair value of retained interests	$4,990	$4,959	$4,908
Change in fair value	$—	$(31)	$(82)

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

Total cash flows attributable to the indirect automobile loan securitization transactions were inflows of $ 198,097 and $1.4 million for the third quarters of 2007 and 2006, respectively. The following table summarizes the various cash flows received from and paid to the securitization trust:

	Servicing Fees Collected	Other Cash Flows
	(in thousands)
Cash flows received from trust in third quarter 2007	$68	$130
Cash flows received from trust in third quarter 2006	$152	$1,234

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

	Total Principal Amount of Loans		Principal Amount of Delinquent Loans		Net Credit Losses
	As of September 30,				Year-to-Date
	(in thousands)
	2007	2006	2007	2006	2007	2006
Held in portfolio	$245,655	$249,136	$2,949	$2,698	$1,314	$766
Securitized	28,296	66,180	940	1,712	310	630

Total	$273,951	$315,316	$3,889	$4,410	$1,624	$1,396

Actual and projected static pool credit losses, as a percentage of indirect automobile loans securitized are 1.83%, 1.87% and 1.87% as of the quarters ended September 30, 2007, 2008, and 2009, respectively. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amounts shown here for each year are a weighted average for all indirect automobile loan securitizations.

The Company, as servicer of the transferred loans, has the option to repurchase the loans when the cost of servicing becomes burdensome in relation to the benefits of servicing (“the Cleanup Call”). Contractually, the Company is precluded from exercising this option prior to the reduction of the outstanding loan balances to $24.5 million. The outstanding loan balance of the transferred loans was $28.3 million as of September 30, 2007.

NOTE 6 – SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
	(in thousands)
Securities sold under agreements to repurchase	$137,838	$84,366
Federal Home Loan Bank (FHLB) borrowings	144,010	7,512
Federal funds purchased	38,610	39,580
U.S. Treasury tax and loan note accounts	7,346	5,273
Commercial paper and other short-term borrowings	18	16

Total Short-Term Borrowings	$327,822	$136,747

NOTE 7 – LONG-TERM BORROWINGS

Long-term borrowings consisted of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
	(in thousands)
Federal Home Loan Bank borrowings	$256,075	$249,741
Trust Preferred borrowings	51,547	41,238
Subordinated Debentures	50,000	50,000
Senior Debt	10,000	—
Capitalized lease obligation	1,019	1,033

Total Long-Term Borrowings	$368,641	$342,012

The Company periodically borrows from the FHLB, collateralized by mortgage-backed securities and eligible one to four family and multi-family real estate loans. The average stated maturity of these borrowings at September 30, 2007 is 2.6 years, with a weighted average borrowing rate of 5.17%. Certain fixed-rate FHLB borrowings, totaling $1.0 million, have call or conversion features, at the option of the FHLB, associated with them. Mortgage-related assets with a carrying value of $514 million were held as collateral for FHLB borrowings at September 30, 2007.

On August 8, 2007, the Company entered into a $20 million senior debt facility agreement. The Company has drawn $10 million against this facility and may borrow the remaining sums until August 8, 2008. Interest is charged based on a monthly floating rate index based on LIBOR, which was 6.57% at September, 30, 2007. The credit facility matures on July 31, 2010, but may be prepaid at anytime prior to that date without penalty.

On March 30, 2007, the Company redeemed its $40 million of 9.35% coupon AMCORE Capital Trust I (Capital Trust) preferred securities for a premium of $1.9 million and wrote off the remaining unamortized issuance costs of $386,000 which were included in other operating expense on the Income Statement. The redemption was funded by $50 million of new trust preferred securities (Capital Trust II) and $2 million of common securities, which pay cumulative cash distributions quarterly at an annual rate of 6.45%. After June 6, 2012, the securities are redeemable at par until June 6, 2037 when redemption is mandatory. Prior redemption, at a premium, is permitted under certain circumstances such as changes in tax or regulatory capital rules. The proceeds of the capital securities were invested in junior subordinated debentures that represent all of the assets of Capital Trust II. The Company fully and unconditionally guarantees the capital securities through the combined operation of the debentures and other related documents. The Company's obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Company. The $52 million of debentures bear interest at a rate of 6.45% with put features that mirror the capital security call features. Of the $52 million, $50 million qualifies as Tier 1 Capital for regulatory capital purposes.

During 2006, the Company issued two fixed/floating rate junior subordinate debentures of $35 million and $15 million for a total of $50 million. The average stated maturity of these debentures at September 30, 2007 is 14.1 years, with a weighted average interest rate of 6.93%. The initial interest rate is fixed and the earliest call date is September 15, 2016. After the first call date, successive payments, if any, due thereafter bear a weighted average interest rate equal to three-month LIBOR plus 1.66%. The debt qualifies as Tier 2 Capital for regulatory capital purposes.

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

The Company reclassifies borrowings to short-term borrowings when the remaining maturity becomes less than one year. Scheduled reductions of long-term borrowings are as follows:

Total
(in thousands)
2008	$8
2009	129,104
2010	10,444
2011	125,036
2012	45
Thereafter	104,004

Total Long-Term Borrowings	$368,641

NOTE 8 – DERIVATIVE INSTRUMENTS

The Company uses derivatives to manage (Hedge) its risk or exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives currently used include interest rate swaps, mortgage loan commitments and forward contracts. Interest rate swaps are used by the Company to convert fixed-rate assets or liabilities to floating-rate assets or liabilities (fair value Hedges and derivatives not qualifying for Hedge accounting).

The following derivative related activity is included in other non-interest income in the Consolidated Statements of Income, for the periods ended:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Changes in Value:
Derivatives not qualifying for Hedge accounting	$(511)	$(45)	$(81)	$163
Ineffective portion of fair value Hedges	15	14	34	16
Mortgage loan derivatives	(95)	(227)	(56)	(142)

Total	$(591)	$(258)	$(103)	$37

Fair value Hedges on $74 million of FHLB borrowings were terminated in 2006 and 2004, resulting in a loss of $2.9 million and a gain of $690,000, respectively. These amounts were deferred and classified as long-term debt with amortization to earnings over the remaining terms of the FHLB borrowings, in accordance with SFAS 138, “Accounting for Derivative Instruments and Hedging Activities”. During the third quarter of 2006, the $74 million in FHLB borrowings was extinguished and the $2.1 million remaining unamortized net deferred loss on the previously terminated hedges was charged to other non-interest income.

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

Guarantees:

The Bank, as a provider of financial services, routinely enters into commitments to extend credit to its customers, including a variety of letters of credit. Letters of credit are a conditional but generally irrevocable form of guarantee on the part of the Bank to make payments to a third party obligee, upon the default of payment or performance by the Bank customer or upon consummation of the underlying transaction as intended. Letters of credit are typically issued for a period of one year to five years, but can be extended depending on the Bank customer’s needs. As of September 30, 2007, the maximum remaining term for any outstanding letter of credit expires on March 31, 2013.

A fee is normally charged to compensate the Bank for the value of the letter of credit that is issued at the request of the Bank customer. The fees are deferred and recognized as income over the term of the guarantee. As of September 30, 2007, the carrying value of these deferrals was a deferred credit of $679,000. This amount included a $165,000 guarantee liability for letters of credit recorded in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The remaining $514,000 represented deferred fees charged for letters of credit exempted from the scope of FIN 45.

At September 30, 2007, the contractual amount of all letters of credit, including those exempted from FIN 45, was $215 million. These represent the maximum potential amount of future payments that the Company would be obligated to pay under the guarantees.

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

In addition to the guarantee liability and deferred fees described above, the Company has recorded a contingent liability for estimated probable losses on unfunded loan commitments and letters of credit outstanding. This liability was $930,000 as of September 30, 2007 and $1.1 million as of December 31, 2006.

Regulatory Matters:

On May 31, 2005, the Bank entered into a written agreement (the “Formal Agreement”) with the Office of the Comptroller of the Currency (OCC), the Bank’s primary regulator. The Formal Agreement describes commitments made by the Bank and outlines a series of steps to address and strengthen certain aspects of the Bank's regulatory consumer compliance program. The Bank has continued to implement enhancements to its consumer compliance program to address the matters identified by the OCC. These enhancements are subject to review by the OCC to determine if they comply with the commitments made in the Formal Agreement or whether additional steps are necessary.

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

NOTE 10 – EARNINGS PER SHARE

Earnings per share (EPS) calculations are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except earnings per share)
Numerator
Net Income from continuing operations	$1,889	$12,505	$20,711	$34,398
Loss from discontinued operations, net of tax	—	—	—	(80)

Net income	$1,889	$12,505	$20,711	$34,318

Denominator
Average number of shares outstanding – basic	22,641	24,463	23,130	24,646
Plus: Diluted potential common shares	—	—	—	57
Contingently issuable shares	16	35	16	35

Average number of shares outstanding – diluted	22,657	24,498	23,146	24,738

Earnings per share from continuing operations
Basic	$0.08	$0.51	$0.90	$1.39
Diluted	0.08	0.51	0.89	1.39

Earnings per share
Basic	0.08	0.51	0.90	1.39
Diluted	0.08	0.51	0.89	1.39

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

During the first quarter of 2007, the Company changed its method for measuring fund transfer adjustments to include non-earning assets, liabilities, and equity, in addition to funds transfer adjustments for loans made and deposits generated. The effect of this change for the third quarter was to increase net interest income in the Commercial Banking and Retail Banking Segments by $1.3 million and $442,000, respectively. For the year-to-date period, Commercial Banking and Retail Banking Segments were increased by $3.8 million and $1.5 million, respectively, and the Mortgage Banking Segment declined by $67,000. Also during first quarter of 2007, ATM related income and expenses previously included in the “Other” category were included in the Retail Banking segment consistent with internal management reporting. For the prior year periods, ATM activity has been reclassified to reflect this change.

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

	Operating Segments				Other	Consolidated
	Commercial Banking	Retail Banking	Investment Management and Trust	Mortgage Banking
	(dollars in thousands)
For the three months ended September 30, 2007
Net interest income	$29,461	$14,849	$118	$791	$(4,848)	$40,371
Non-interest income	1,953	9,035	5,777	348	(3,088)	14,025

Total revenue	31,414	23,884	5,895	1,139	(7,936)	54,396
Provision for loan losses	13,707	1,536	—	38	—	15,281
Depreciation and amortization	285	885	16	68	770	2,024
Other non-interest expense	14,050	13,836	3,967	1,011	4,172	37,036

Income (loss) from continuing operations before income taxes	3,372	7,627	1,912	22	(12,878)	55
Income taxes (benefit)	1,315	2,974	711	9	(6,843)	(1,834)

Net Income (Loss)	$2,057	$4,653	$1,201	$13	$(6,035)	$1,889

Segment profit percentage (continuing operations)	26%	59%	15%	0%	N/A	100%

For the three months ended September 30, 2006
Net interest income	$27,493	$13,541	$112	$1,181	$(1,177)	$41,150
Non-interest income	2,036	7,762	4,999	481	5,882	21,160

Total revenue	29,529	21,303	5,111	1,662	4,705	62,310
Provision for loan losses	(490)	3,503	—	(150)	—	2,863
Depreciation and amortization	245	697	24	81	765	1,812
Other non-interest expense	13,372	13,857	4,106	2,047	7,274	40,656

Income (loss) from continuing operations before income taxes	16,402	3,246	981	(316)	(3,334)	16,979
Income taxes (benefit)	6,397	1,264	404	(123)	(3,468)	4,474

Net Income (Loss)	$10,005	$1,982	$577	$(193)	$134	$12,505

Segment profit percentage (continuing operations)	81%	16%	5%	-2%	N/A	100%

	Operating Segments				Other	Consolidated
	Commercial Banking	Retail Banking	Investment Management and Trust	Mortgage Banking
	(dollars in thousands)
For the nine months ended September 30, 2007
Net interest income	$87,718	$44,295	$335	$2,756	$(13,619)	$121,485
Non-interest income	5,856	25,423	15,794	4,083	1,697	52,853

Total revenue	93,574	69,718	16,129	6,839	(11,922)	174,338
Provision for loan losses	19,439	3,324	—	(76)	—	22,687
Depreciation and amortization	863	2,668	53	283	2,217	6,084
Other non-interest expense	44,510	41,894	13,224	4,060	14,818	118,506

Income (loss) from continuing operations before income taxes	28,762	21,832	2,852	2,572	(28,957)	27,061
Income taxes (benefit)	11,217	8,514	1,217	1,003	(15,601)	6,350

Net Income (Loss)	$17,545	$13,318	$1,635	$1,569	$(13,356)	$20,711

Segment profit percentage (continuing operations)	52%	39%	5%	4%	N/A	100%

Assets	$3,214,746	$691,437	$12,889	$276,556	$1,063,613	$5,259,241

For the nine months ended September 30, 2006
Net interest income	$80,212	$39,920	$313	$3,130	$325	$123,900
Non-interest income	6,156	20,889	14,512	2,625	10,143	54,325

Total revenue	86,368	60,809	14,825	5,755	10,468	178,225
Provision for loan losses	2,388	4,853	—	(128)	—	7,113
Depreciation and amortization	650	1,985	64	238	2,378	5,315
Other non-interest expense	41,054	41,314	13,162	6,115	16,156	117,801

Income (loss) from continuing operations before income taxes	42,276	12,657	1,599	(470)	(8,066)	47,996
Income taxes (benefit)	16,488	4,935	676	(183)	(8,318)	13,598

Income (loss) from continuing operations	$25,788	$7,722	$923	$(287)	$252	$34,398

Discontinued operations:
Loss from discontinued operations	—	—	(131)	—	—	(131)
Income tax benefit	—	—	(51)	—	—	(51)

Loss from discontinued operations	$—	$—	$(80)	$—	$—	$(80)

Net Income (Loss)	$25,788	$7,722	$843	$(287)	$252	$34,318

Segment profit percentage (continuing operations)	76%	23%	2%	-1%	N/A	100%

Assets	$3,118,310	$654,234	$14,146	$314,640	$1,345,837	$5,447,167

NOTE 12 – EMPLOYEE BENEFIT PLANS

Retirement Plans

All eligible employees of the Company participate in the AMCORE Financial Security Plan (Security Plan), a qualified defined contribution plan under Sections 401(a) and 401(k) of the Internal Revenue Code. The Security Plan provides participants basic retirement contributions that are funded by the Company as well as an opportunity to make employee contributions that are eligible to receive matching Company contributions up to certain levels. The expense related to the Security Plan was $920,000 and $890,000 for the three-month periods ended September 30, 2007 and 2006, respectively, and was $3.0 million for each of the nine-month periods ended September 30, 2007 and 2006. The Company also has a non-qualified profit sharing plan that provides a cash payment based upon achievement of corporate performance goals, to all employees who have met service requirements. The expense (benefit) related to the profit sharing plan was ($13,000) and $246,000 for the three-month periods ended September 30, 2007 and 2006, respectively, and was $368,000 and $606,000 for the nine-month periods ended September 30, 2007 and 2006, respectively.

The Company provides additional retirement benefits to certain senior officers through plans that are non-qualified, non-contributory and unfunded. Under one such arrangement, a defined contribution plan, the additional retirement benefits replace what would have been provided under the Company’s defined contribution qualified plan in the absence of limits placed on qualified plan benefits by the Internal Revenue Code of 1986. The expense related to this arrangement was $41,000 and $57,000 for the three-month periods ended September 30, 2007 and 2006, respectively, and was $123,000 and $171,000 for the nine-month periods ended September 30, 2007 and 2006, respectively.

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

The following table summarizes, in aggregate for the two defined benefit retirement plans, the changes in obligations, net periodic benefit costs and other information for the three-month and nine-month periods ended September 30.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Components of net periodic benefit cost:
Service cost	$13	$8	$57	$26
Interest cost	36	35	152	101
Actuarial losses, settlements and adjustments	—	—	574	189
Transition obligation amortization	—	—	42	42

Net periodic cost	$49	$43	$825	$358

The net periodic cost for the first quarter of 2007 included a lump-sum settlement accrual in connection with the separation of a senior executive and an accrual to settle the obligation for two directors not yet in payout under the directors’ defined benefit plan.

	2006	2005
Weighted-average assumptions:
Discount rate at end of year	5.75%	5.75%
Rate of compensation increase – employee plan	4.00%	3.00%
Rate of compensation increase – director plan	0%	0%

During the first three quarters of 2007 and 2006, contributions of $401,000 and $186,000, respectively, were made to fund benefit payments. The plans have no assets at September 30, 2007 or 2006.

Other Benefit Plans

The AMCORE Financial, Inc. Employee Health Benefit Plan (Health Plan) provides group medical, pharmacy, dental and vision benefits to eligible participating employees of the Company and their dependents. Employees, retirees, and COBRA beneficiaries contribute specific premium amounts determined annually by the Health Plan’s administrator based upon actuarial recommendations for coverage. Retirees and COBRA beneficiaries contribute 100% of their premiums. The Company’s share of the employee premiums and other Health Plan costs are expensed as incurred. Expense related to the Health Plan was $1.2 million and $1.3 million for the three-month periods ended September 30, 2007 and 2006, respectively, and was $4.2 million and $3.8 million for the nine-month periods ended September 30, 2007 and 2006, respectively. Life insurance benefits are provided to eligible active employees. Because retiree premiums are actuarially based and are paid 100% by the retiree, the Company has not recorded a postretirement liability.

The Company provides a deferred compensation plan (entitled “AMCORE Financial, Inc. Deferred Compensation Plan”) for certain key employees and directors. This plan provides the opportunity to defer salary, bonuses and non-employee director fees. Participants may defer up to 90% of base compensation and up to 100% of bonus. The deferred compensation liability to participants is recorded in other liabilities in the Consolidated Balance Sheets. The deferrals and earnings grow tax deferred until withdrawn from the plan. The amount and method of payment are pre-defined by participants each year of deferral. Earnings credited to individual accounts are recorded as compensation expense when earned. The total non-qualified deferred compensation plan liability totaled $12.4 million and $14.1 million as of September 30, 2007 and 2006, respectively. Expense related to the deferred compensation plan was $123,000 and $184,000 for the three-month periods ended September 30, 2007 and 2006, respectively, and was $623,000 and $625,000 for the nine-month periods ended September 30, 2007 and 2006, respectively.

NOTE 13 – STOCK-BASED COMPENSATION

The Company has several stock-based compensation plans. The Company provides an employee stock purchase plan and makes awards of stock options, restricted stock and performance share units (PSUs). The awards granted under those plans are accounted for using the fair value recognition provisions of SFAS 123R, “Share-Based Payment.” The “modified prospective” transition method as permitted by SFAS 123R was adopted and accordingly, the Company has not restated periods prior to 2006 to reflect the impact of SFAS 123R. Under this transition method, compensation cost is recognized for all share-based payments granted subsequent to the effective date of January 1, 2006 and for all awards granted, but not yet vested, prior to the effective date.

The Company’s actual expense related to stock-based compensation for the quarter and year-to-date periods ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Compensation expense included in reported operating expenses:
Stock options	$304	$305	$1,843	$1,846
Employee stock purchase plan	27	14	73	31
Performance share units	(234)	113	(480)	373
Restricted stock	49	28	90	112

Total stock-based compensation expense	$146	$460	$1,526	$2,362

Income tax benefits	$47	$169	$550	$885

At September 30, 2007, total unrecognized stock-based compensation expense was $5.3 million, net of estimated forfeitures, which will be recognized over a weighted average amortization period of 2.6 years. Prior to adopting SFAS 123R, the Company presented tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. For the nine months ended September 30, 2007 and 2006, respectively, $731,000, and $510,000, of excess tax benefits have been classified as an operating cash outflow and a financing cash inflow.

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

The fair value of the Company’s employee and director stock options granted during the third quarters of 2007 and 2006 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions.

	Third Quarter
	2007	2006
Expected dividend yield	2.80%	2.62%
Expected price volatility	19.16%	19.08%
Expected term in years	6.25	6.25
Expected risk-free interest rate	4.91%	4.93%
Estimated forfeiture rate	1.76%	1.88%
Estimated average fair value of options granted	$5.55	$6.01

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

Stock Options. Non-qualified stock options are issued at an exercise price equal to the fair market value of the shares on the grant date and generally vest within three to five years and expire from seven to ten years from the date of grant. Options issued are valued using the Black-Scholes model with assumptions as previously described. The activity during the first nine months of 2007 and the total options outstanding and exercisable as of September 30, 2007 pursuant to the SAIP and previous incentive plans are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000’s)
Options outstanding at beginning of year	1,954,194	$25.94
Options granted	486,994	31.33
Option reloads	10,698	30.14
Options exercised	(229,059)	23.21
Options cancelled	(12,046)	29.26
Options forfeited	(86,943)	29.82

Options outstanding at September 30, 2007	2,123,838	$27.32	5.7 years	$1,659

Options exercisable at September 30, 2007	1,197,826	$25.12	3.5 years	$1,659

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

Compensation expense is calculated based upon the expected number of PSUs earned during the performance period and is recorded over the service period. The fair value is calculated equal to market value on the date of grant less the present value of dividends that are not earned during the performance period. As of September 30, 2007, 79,728 PSUs were expected to be earned and the weighted average grant date fair value per PSU was $27.95. Expense is adjusted for forfeitures as they occur.

	Performance Share Units	Weighted Average Fair Value Per Unit	Weighted Average Remaining Vesting Term
Units outstanding at beginning of year	119,511	$28.38
Units estimated to be granted	27,600	26.50
Units forfeited	(23,895)	28.65
Adjustment to estimated grants	(43,488)	27.81

Units outstanding at September 30, 2007	79,728	$27.95	5.0 years

Restricted Stock Awards. The Company granted restricted stock awards to certain key employees in 2000. The shares are restricted as to transfer, but are not restricted as to dividend payment and voting rights. Transfer restrictions lapse at the end of nine years contingent upon continued employment. Restricted stock grants are valued at market value on the date of grant and are expensed over the service period. As of September 30, 2007, non-vested shares totaled 8,393 with a weighted average fair value of $25.47 per share. During the first nine months of 2007, 2,500 shares were granted, 2,846 restricted shares were forfeited and returned to treasury, and restrictions were released on 657 shares.

Directors’ Stock Plans. The Restricted Stock Plan for Non-Employee Directors provides that each current eligible non-employee director and each subsequently elected non-employee director receive, in lieu of a cash retainer, shares of restricted common stock of the Company, the value of which is equal to three times the annual retainer. Restricted stock grants are valued at market value on the date of grant and are expensed over the required service period. The shares vest annually over a three-year period based upon the anniversary date of the director’s election subject to continued service as a director. As of September 30, 2007, restricted shares totaled 12,248 with a weighted average fair value of $27.90 per share. A total of 4,425 restricted shares were issued and restrictions were released on 5,901 shares during the first nine months of 2007.

The 2001 Stock Option Plan for Non-Employee Directors provides that each current eligible non-employee director and each subsequently elected non-employee director receive options to purchase common stock of the Company. Options granted have an exercise price equal to the market value on the date of grant and generally vest within one to four years and expire in seven to ten years from the date of grant. Stock options granted pursuant to this plan are valued using a Black-Scholes model with assumptions as previously described. The activity during the first nine months of 2007 and the total options outstanding and exercisable as of September 30, 2007 pursuant to the director option plan and previous director option plans are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000’s)
Options outstanding at beginning of year	117,250	$24.33
Options granted	30,000	29.71
Options exercised	(8,750)	20.59

Options outstanding at September 30, 2007	138,500	$25.73	5.4 years	$160

Options exercisable at September 30, 2007	95,170	$23.95	3.6 years	$160

Non-vested options and exercise proceeds. A summary of the Company’s non-vested stock options for the nine months ended September 30, 2007 is presented below.

	Employee options		Director options
	Shares	Average Price	Shares	Average Price
Options outstanding at beginning of year	850,219	$28.65	20,000	$29.45
Options granted	497,692	31.30	30,000	29.71
Options forfeited	(86,943)	29.82	—	—
Options vested	(334,956)	28.14	(6,670)	29.45

Non-vested options at September 30, 2007	926,012	$30.15	43,330	$29.63

	2007	2006
Fair value of stock options vested year-to-date (000’s)	$2,234	$1,923
Per option fair value of stock options vested year-to-date	$6.54	$6.97
Number of shares exercised year-to-date	237,809	191,990
Intrinsic value of options exercised year-to-date (000’s)	$2,159	$1,423

The Company received cash or stock equivalent to the exercise price of $5.5 million during the nine-month period ended September 30, 2007, and a tax benefit of $774,000 was recognized related to these options. The Company may periodically repurchase shares in open market and private transactions in accordance with Exchange Act Rule 10b-18 to replenish treasury stock for issuances related to stock option exercises and other employee benefit plans.

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

Shares issued pursuant to the ESPP are prohibited from sale by a participant for two years after the date of purchase. Dividends earned are credited to a participant’s account and used to purchase shares from the Company’s treasury stock at the same discounted price on the next purchase date. The Company has the option to purchase all, or any portion of, the shares owned by such participant that, at the time of termination of employment, are subject to the restriction on transfer. The 15% discount is recorded as compensation expense and is amortized on a straight-line basis over the two-year service period. As of September 30, 2007, $106,000 remains unamortized related to shares issued during 2006 and 2007.

NOTE 14 – INCOME TAXES

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. The Company was not required to recognize any liability related to uncertain tax positions as a result of the implementation of FIN 48 and is not aware of any significant changes that are reasonably possible within the next twelve months. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income taxes. Tax years that remain subject to examination by major tax jurisdictions include 2003 through 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and Subsidiaries (“AMCORE” or the “Company”) consolidated financial condition as of September 30, 2007 compared to December 31, 2006, and the consolidated results of operations for the three and nine-month periods ended September 30, 2007 compared to the same periods in 2006. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

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

OVERVIEW OF OPERATIONS

Quarter Results

AMCORE reported net income from continuing operations of $1.9 million or $0.08 per diluted share for the three months ended September 30, 2007 compared to $12.5 million or $0.51 per diluted share for the same period in 2006. This represents a $10.6 million or 85% decrease in net income from continuing operations in the third quarter of 2007 compared to the same period a year ago. Diluted earnings per share declined $0.43 or 84% compared to the same period a year ago. AMCORE’s annualized return on average equity and on average assets from continuing operations for the third quarter of 2007 were 1.97% and 0.14%, respectively, compared to 12.38% and 0.92% for the comparable period in 2006.

The most significant factors affecting the third quarter of 2007 net income from continuing operations, compared to the same period in 2006, were:

Net interest income—Decreased $779,000 primarily due to lower securities balances and increased funding costs partially offset by increased loan volumes and yields. Net interest margin was 3.35% in the third quarter of 2007 compared to 3.33% in the third quarter 2006.

Provision for loan losses—Increased $12.4 million reflecting higher non-performing loans, general weakening of real estate conditions in the Company’s markets and increased net charge-offs.

Non-interest income—Decreased $7.1 million. The most significant decrease was a $5.6 million securities impairment loss. Company-owned life insurance (COLI) reflected a decline of $1.1 million when compared to the year-ago quarter.

Operating expenses—Decreased $3.4 million due to lower personnel costs and advertising and business development expenses. Third quarter 2006 included $2.1 million of expense related to debt extinguishment.

Income taxes—Decreased $6.3 million from an expense of $4.5 million in the third quarter of 2006 to a benefit of $1.8 million in the third quarter of 2007. See discussion in Year-to-Date Results of income taxes, below, for a comparison of effective tax rates.

Year-to-Date Results

AMCORE reported net income from continuing operations of $20.7 million, or $0.89 per diluted share, for the nine months ended September 30, 2007 compared to $34.3 million or $1.39 per diluted share for the same period in 2006. This represents a $13.6 million or 40% decline in net income from continuing operations year-over-year, and a 36% decrease in diluted earnings per share. AMCORE’s annualized return on average equity and on average assets from continuing operations for the year-to-date period of 2007 was 7.12% and 0.53%, respectively, compared to 11.50% and 0.86%, respectively, for the comparable period in 2006.

The most significant factors affecting 2007 year-to-date net income, compared to the same period in 2006, were:

Net interest income—Decreased $2.4 million primarily due to increased funding costs and lower average investment securities partially offset by increased loan volumes and higher asset yields. Net interest margin was 3.37% in 2007 compared to 3.39% in 2006.

Provision for loan losses—Increased $15.6 million as a result of higher non-performing loans, general weakening of real estate conditions in the Company’s markets and increased net charge-offs.

Non-interest income—Decreased $1.5 million. The most significant decreases were attributable to $5.6 million of security losses, $1.2 million decline in net mortgage revenues and $1.0 million decline in COLI. Increases of $2.5 million in service charges on deposits, $2.5 million of gain on the sale of the Company’s Originated Mortgage Servicing Rights (OMSR) portfolio, and $1.2 million in bankcard fee income, partly offset the decreases.

Operating expenses—Increased $1.5 million, primarily due to higher net occupancy expense and fraud losses, reduced by lower advertising and business development expenses and lower professional fees.

Income taxes—Decreased $7.2 million from an expense of $13.6 million for the nine months ended September 30, 2006, to an expense of $6.4 million for the nine months ended September 30, 2007. The effective tax rate was 23.5% for the 2007 year-to-date period compared to 28.3% for the same period in 2006, primarily due to a lower proportion of taxable earnings to total earnings before income taxes.

Impact of inflation—Apart from operating expenses, the financial services industry is not directly affected by inflation, however, as the Federal Reserve Bank monitors economic trends and developments, it may change monetary policy in response to economic changes, which would have an influence on interest rates. See discussion of Net Interest Income, changes due to rate, below.

KEY INITIATIVES AND OTHER SIGNIFICANT EVENTS

Key Initiatives

Branch Expansion—The Company’s banking operations (Bank) launched a branch expansion initiative during 2001 targeting the area generally bounded by Interstates 94 in the north, 294 and 94 in the east, 80 in the south and 90 and 39 in the west (the “Branch Expansion”).

Since the inception of the Branch Expansion strategy in April 2001, 29 new branches, net of closed offices, have opened. The Company anticipates opening two full-service branches in 2007. The focus in 2007 is to lever and utilize the capacity and staff in the current branches to generate profitable growth, not just volume, while holding operating costs stable. By the end of 2009, the Company expects to have two-thirds of its branches located in markets that the Company believes exhibit strong growth characteristics.

To date, the Company’s Board of Directors has authorized $120 million of capital expenditures for new facilities in connection with the Company’s Branch Expansion. As of September 30, 2007, $43 million of the $120 million capital authorization remained to be spent.

The Bank continues the expansion of its automated teller machine system (ATMs), which includes both owned and third party operated ATMs. As of September 30, 2007, the Company had 319 ATMs, 158 in Illinois and 161 in Wisconsin, compared to 143 in Illinois and 149 in Wisconsin, or 292 overall, at September 30, 2006. These amounts include 130 ATMs located in Walgreen drug stores primarily throughout Wisconsin as part of a co-branding relationship. The placement of additional ATMs is an important part of AMCORE’s commitment to provide quality customer service as additional ATMs provide AMCORE customers with greater ease and convenience in completing banking transactions.

Quality Loan Growth—Improving credit quality and increasing loan balances continue as part of AMCORE’s Quality Loan Growth initiative. This growth has been concentrated in commercial real estate lending, which are easier loans to attract in the initial phases of a Branch Expansion, and provide a quicker turn to profitability for a new branch. Going forward, the Company expects greater emphasis on commercial and industrial lending where there is a greater opportunity for an expanded relationship with the customer (such as deposits, treasury management and wealth management) and profitability. For the third quarter of 2007, average loans rose $91 million to $4.0 billion, a 2% increase over the third quarter of 2006. Over the same period of time, total non-performing loans increased 37% or $11.1 million to $41.2 million, reflecting general weakening of real estate conditions in the Company’s markets and the reversion to historical levels, as a percentage of total loans, which preceded the recent strong credit cycle. The increase in non-performing loans was comprised of a $12.4 million increase in loans ninety-days past due and still accruing reduced by a $1.3 million decrease in non-accrual loans.

Deposit Growth—Average bank-issued deposits remained essentially flat at $3.4 billion in the third quarter of 2007, decreasing by $6 million, compared to the third quarter of 2006. The decline was comprised of a $115 million decline in higher-cost time deposits that was nearly offset by a $109 million increase in lower-cost demand and money-market deposits. The modest decrease reflects the Company’s efforts to ensure that its deposit attraction strategies are priced at competitive, but profitable, levels with a focus on lower-cost transactional deposit growth, such as checking accounts. This helps lower overall funding costs, as well as increasing the number of households served by the Company. Handling a customer’s checking account enables the Bank to cross-sell other products and increases the likelihood of retaining their business over time. The Company’s goal is to become the customer’s primary Bank, meeting all of their banking, mortgage and investment needs. On the commercial side, the Company also emphasizes its cash management products, including remote deposit capture, as it focuses on its core niche of mid-size commercial customers.

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

Increasing Fee Income—Increasing fee income, specifically from the Investment Management and Trust segment (IMT) and Mortgage Banking segment, is an area of increased management attention. IMT migrated to an open architecture sales platform allowing greater customer access to non-proprietary products. This included the transition of its Company-managed Vintage equity funds into funds managed by Federated Investors, Inc. (Federated) and the sale of its asset management subsidiary, Investors Management Group, Ltd. (IMG), to West Bancorporation, Inc. (West Banc). With these transactions, AMCORE transitioned from being a developer of proprietary investment products to being a provider that can offer its customers a wider array of investment product choices. The Company continues to rationalize its product mix and pricing structure. The results of IMG for prior periods are reported as discontinued operations.

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

Capital Efficiency and Deployment—The Company’s priorities with respect to effectively deploying capital include a more structured pricing discipline that targets profitable growth on both sides of the balance sheet, migration of the balance sheet away from lower spread investments to higher spread loans and buying back its common shares.

On May 4, 2006, the Company announced that its Board of Directors authorized a stock repurchase program (Repurchase Program) of up to three million common shares, or approximately 12% of diluted shares then outstanding, over a twelve-month period. At the conclusion of this Repurchase Program on May 3, 2007, 2.08 million shares had been repurchased at an average price of $31.13 per share. The repurchased shares were recorded as treasury shares.

On May 3, 2007, the Company’s Board of Directors authorized the repurchase (Repurchase Program) of up to two million additional shares. The authorization is for a twelve-month period and will be executed through open market or privately negotiated purchases. As of September 30, 2007, 665,000 shares had been repurchased pursuant to the new authorization at an average price of $26.82 per share, including 465,000 shares repurchased during the third quarter of 2007 at an average price of $25.35 per share.

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

Other Significant Events

Accounting Changes—Following is a discussion of accounting standards that affected the Company’s Consolidated Financial Statements for the periods and dates presented, along with recently issued accounting standards that may impact future periods.

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

Split-Dollar Life Insurance. In September 2006, the FASB ratified EITF Issue (Issue) No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The Issue requires companies to recognize a liability for future benefits on split dollar insurance arrangements if the benefit to the employee extends to postretirement periods. The issue is required to be applied to fiscal years beginning after December 15, 2007, with earlier application permitted. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Key Personnel Changes—In August 2007, the Company announced that Donald H. Wilson was appointed President and Chief Operating Officer by the Company’s Board of Directors. Mr. Wilson previously held the position of Executive Vice President and Chief Financial Officer (CFO) since early 2006, and will retain his CFO responsibilities until a new CFO is named.

Regulatory Developments—On May 31, 2005, AMCORE Bank, N.A. entered into a written agreement (the “Formal Agreement”) with the Office of the Comptroller of the Currency (OCC), the Bank’s primary regulator. The Formal Agreement describes commitments made by the Bank and outlines a series of steps to address and strengthen the Bank’s regulatory consumer compliance program. The Bank has continued to implement enhancements to its consumer compliance program to address the matters identified by the OCC. These enhancements are subject to review by the OCC to determine if they comply with the commitment made in the Formal Agreement or whether additional steps are necessary.

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

EARNINGS REVIEW OF CONSOLIDATED STATEMENTS OF INCOME

The following discussion compares the major components of net income for the three and nine months ended September 30, 2007 and 2006.

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

Overview—FTE adjusted interest income is as follows:

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Interest Income Book Basis	$87,592	$87,525	$260,151	$251,086
FTE Adjustment	657	1,055	1,883	3,218

Interest Income FTE Basis	$88,249	$88,580	$262,034	$254,304
Interest Expense	47,221	46,375	138,666	127,186

Net Interest Income FTE Basis	$41,028	$42,205	$123,368	$127,118

Net interest income for the third quarter of 2007 decreased $1.2 million or 3% from $42.2 million in the third quarter of 2006 to $41.0 million. For the nine-month period of 2007, net interest income totaled $123.4 million, a decrease of $3.8 million or 3% from $127.1 million in 2006. Net interest margin, which is net interest income on a FTE basis divided by average earning assets, was 3.35% in the third quarter of 2007, an increase of two basis points from 3.33% in the third quarter of 2006. For the year-to-date periods ended September 30, 2007 and 2006, the net interest margin decreased two basis points to 3.37% from 3.39%.

Interest income for the third quarter declined $331,000 from $88.6 million in 2006 to $88.2 million in 2007 as a decline in average earning assets more than offset increased yields. For the year-to-date period 2007, interest income increased $7.7 million or three percent over the prior year period, as a 39 basis point improvement in yields more than offset a $125 million decline in average earning asset balances. The decline in average earning asset balances, for both the three and nine-month periods, was due to lower average balances of investment securities net of higher average loan balances.

The decrease in average earning asset volume was driven by a $246 million decline in average investment securities for the quarter and a $274 million decline for the year-to-date period when compared to the prior year periods. The yield on average earning assets increased primarily due to nine basis point and 30 basis point increases in loan yields for the three and nine-month periods ending September 30, 2007, respectively, compared to the same periods in 2006.

Total interest expense increased $846,000 or two percent in the third quarter of 2007 over the prior year period due to a 22 basis point increase in rates paid on interest bearing liabilities, primarily Bank issued deposits, partially reduced by a $146 million decrease in average interest bearing liability volume. On a year-to-date basis, interest expense increased $11.5 million or 9 percent in 2007 over the same period in 2006 due to a 46 basis point increase in rates paid on interest bearing liabilities partially reduced by a $117 million decrease in average interest bearing liability volumes. The increase in interest expense, for both the three and nine-month periods, includes the cost of substituting debt for non-interest bearing equity as part of the Company’s Repurchase Program.

See Tables 1 and 2 for details regarding interest income, interest expense and average balances of interest earning assets and interest bearing liabilities. Tables 3 and 4 analyze the changes attributable to the volume and rate components of net interest income.

Like most financial institutions, AMCORE has an exposure to changes in both short-term and long-term interest rates. The Company continues to expect a more stable margin for the remainder of this year, based on improved discipline in its deposit pricing strategy and the mitigation of the asset and liability mismatch undertaken during 2007. Some modest compression due to narrowing loan and Bank-issued deposit spreads and some modest remaining interest rate sensitivity may also continue. The reduction in the size of the investment portfolio and the substitution of debt for equity in the Company’s Repurchase Program, both of which improve the efficiency of the capital structure, also reduce margin income, all else held equal. Among those factors that could cause net interest income and net interest margin not to perform as anticipated by the Company include: greater and more frequent than anticipated changes in interest rates, including the impact of basis risk between various interest rate indices, changes in the shape of the yield curve, the effect of prepayments or renegotiated rates, increased price competition on both deposits and loans, promotional pricing on deposits, changes in the mix of earning assets and the mix of liabilities, including greater than anticipated use of wholesale sources to fund the Branch Expansion, and greater than expected loan delinquencies resulting in non-accrual status. Over a one-year horizon, AMCORE expects that its interest-rate risk will be greater during a period of declining interest rates than it will be during a period of rising interest rates.

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

Actual loan losses are charged against and reduce the Allowance when management believes that the collection of principal will not occur. Unpaid interest attributable to prior years for loans that are placed on non-accrual status is also charged against and reduces the Allowance. Unpaid interest for the current year for loans that are placed on non-accrual status is charged against and reduces the interest income previously recognized. Subsequent recoveries of amounts previously charged to the Allowance, if any, are credited to and increase the Allowance. The Allowance is also subject to periodic examination by bank regulators.

The Provision was $15.3 million and $22.7 million for the three and nine-month periods ending September 30, 2007, respectively, and exceeded prior year period provisions by $12.4 million and $15.6 million, respectively. The increase in provision resulted in an Allowance to Ending Loans of 1.31% at September 30, 2007, compared to 1.03% a year ago. The increase in the Allowance was taken in light of sustained increases in non-performing categories of the loan portfolio and general weakening of real estate conditions in the Company’s markets, which adversely affected the Company’s estimate of probable loan losses since the end of the previous quarter.

Net charge-offs in the third quarter of 2007 were $4.5 million or 45 basis points of average loans on an annualized basis, compared to $2.8 million or 28 basis points during the same period in 2006. Net charge-offs were $12.1 million, or 41 basis points of average loans on an annualized basis, for the nine-month period ending September 30, 2007, compared to $7.2 million or 25 basis points during the same period in 2006. The increase in 2007 net charge-offs compared to 2006 for both the three and nine-month periods was due mainly to the write-off of one large commercial credit that was placed on non-accrual status during the second quarter of 2006.

Non-Interest Income

Total non-interest income is comprised primarily of fee-based revenues from IMT, bank-related service charges on deposits and mortgage banking income. Net security gains or losses, gains on loan sales, increases in cash surrender value (CSV) and insurance claims on COLI, which includes both Bank and Company owned life insurance, brokerage commission income and bankcard fee income are also included in this category.

Overview—Non-interest income, excluding net security losses, totaled $19.6 million in the third quarter of 2007, a decrease of $1.6 million or 7% from $21.2 million in the third quarter of 2006. The decrease was attributable to a decline in CRA-related fund income from $2.2 million in the third quarter 2006 to $1.0 million in third quarter 2007 and a $1.3 million non-taxable insurance claim on COLI, which did not recur in the current year quarter. Partly offsetting these items was a net increase in the other categories of non-interest income, including a $921,000 increase in service charges on deposits.

On a year-to-date basis, non-interest income increased $4.3 million to $58.4 million in 2007 compared to $54.1 million in 2006. Increases included $2.5 million, $1.7 million, $1.2 million and $836,000 in service charges on deposits, other non-interest income, bankcard fee income and brokerage commission income, respectively. These increases were partially offset by a decline of $1.2 million in net mortgage revenues and a $1.0 million decline in COLI.

Investment management and trust income—IMT income includes trust services, investment management, estate administration, financial planning, and employee benefit plan recordkeeping and administration services. IMT income totaled $4.5 million in the third quarter of 2007, an increase of $337,000 or 8% from $4.2 million in the third quarter of 2006. The increase for the quarter was primarily due to increased employee benefit account income. For the nine-month period ended September 30, 2007, IMT income increased $453,000 or 4% from $11.8 million in 2006 to $12.3 million. IMT continues to rationalize its product mix and pricing structure to better ensure that its products and relationships provide the appropriate value to both the customer and the Company.

As of September 30, 2007, total assets under administration were $2.8 billion, compared to $2.7 billion at December 31, 2006 and $2.6 billion at September 30, 2006.

Service charges on deposits—Service charges on deposits, currently the Company’s largest source of non-interest income, totaled $7.9 million in the third quarter of 2007, a $921,000 or 13% increase over the $6.9 million in the third quarter of 2006. For the first nine months of 2007, service charges on deposits were $21.6 million, an increase of $2.5 million or 13% over the $19.1 million in the prior year period. Service charges on consumer deposit accounts were the primary driver of the increases for both the quarter and year-to-date periods and were affected by continued enhancements to the Company’s fee structure and waiver policies on both retail and commercial deposits. While this pace of growth is not expected to continue, the current level of revenue is expected to be sustainable over time.

Net mortgage revenue—Net mortgage revenue includes fees generated from the origination and limited servicing of mortgage loans along with fees realized from the sale of these loans, net of origination costs, servicing rights amortization and impairment.

Net mortgage revenues were $317,000 in the third quarter of 2007, a decrease of $445,000 from the third quarter of 2006. Mortgage loan closings were $64 million during the third quarter of 2007 compared to $111 million in the prior year period. For the first nine months of 2007, net mortgage revenue was $1.8 million on closings of $226 million, compared to $3.1 million on closings of $311 million for the first nine months of 2006, for a decrease of $1.2 million.

The decline in net mortgage revenues for both periods was primarily due to a decline in servicing revenues due to the first quarter sale of the OMSR portfolio and slower sales volume due to a slowdown in the housing market. This reduction is partly offset by lower personnel costs from the reduction in processing and servicing staff. A $2.4 million gain on the sale, net of transaction costs, was recorded in other non-interest income in the first quarter of 2007. During the third quarter, an additional gain on sale of $162,000 was recorded for the sale of servicing rights recorded since the first sale and during the transition period.

The transition to the new mortgage arrangement was completed in the second quarter, and as a result, the Company will generate limited fee income in connection with the servicing of mortgage loans by the Company. The cost of servicing mortgage loans, a component of operating expense, has also been substantially eliminated after the transition. This change eliminates the volatility associated with the potential impairment of the value of the servicing rights as the interest rate environment continues to shift over time. The arrangement allows AMCORE to offer a greater breadth of products, more competitive pricing and is expected to better position the Company for future loan origination growth. Additionally, the cost structure in AMCORE’s mortgage business will become almost entirely variable in nature, allowing the Company to better absorb fluctuation in mortgage volumes. These include the costs of originating loans that are netted against mortgage revenues or interest income as well as the processing and servicing costs of loans retained in the Bank’s portfolio and that are a component of operating expenses.

As of September 30, 2007, the carrying value of AMCORE’s capitalized OMSRs was $142,000, with no impairment valuation allowance. The September 30, 2007 carrying value compares to $14.3 million at December 31, 2006, and $14.2 million at September 30, 2006, both with no impairment valuation allowance. The unpaid principal balance of mortgage loans serviced for others was $16.5 million as of September 30, 2007, compared to $1.5 billion as of December 31, 2006 and $1.4 billion as of September 30, 2006. The net carrying value of the Company’s capitalized mortgage servicing rights, as a percentage of the unpaid principal balance of mortgage loans serviced for others, was 0.96%, 0.97%, and 0.98% as of September 30, 2007, December 31, 2006 and September 30, 2006, respectively.

COLI income—COLI income totaled $1.7 million in the third quarter of 2007, a $1.2 million decrease from $2.9 million in the third quarter of 2006. Year-to-date in 2007, COLI income decreased $1.0 million or 20% to $3.9 million from $4.9 million in the prior year period. The decline for both periods was due to a $1.3 million insurance claim in the third quarter of 2006. AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. As of September 30, 2007, the CSV of COLI was $139 million, compared to $135 million at both September 30, 2006 and December 31, 2006.

Bankcard fee income—Bankcard fee income totaled $2.0 million in the third quarter of 2007, a $305,000 or 18% increase over $1.7 million in the third quarter of 2006. On a year-to-date basis, bankcard fee income totaled $5.8 million in 2007 compared to $4.6 million in 2006, an increase of $1.2 million. A larger cardholder base, a benefit of both the Branch Expansion and Deposit Growth initiatives, greater card utilization and an expanded ATM network contributed to the increase in bankcard fee income.

Other non-interest income—Brokerage commission income, gain on sale of loans, and other non-interest income which includes customer service fees totaled $3.2 million in the third quarter of 2007, a $1.5 million or 33% decrease from the $4.7 million in third quarter of 2006. The decrease was primarily attributable to lower CRA-related fund income partially offset by increased brokerage commissions. The combined totals for the year-to-date periods ended September 30, 2007 and 2006 were $13.0 million and $10.6 million, respectively, an increase of $2.4 million or 22%. The increase was primarily related to the $2.5 million gain on sale of the OMSR portfolio.

Net security losses/gains—An other-than-temporary impairment loss of $5.6 million was recorded in the third quarter 2007 compared to a gain of $225,000 in the year-to-date period of 2006. The loss relates to a decision to sell approximately $200 million of bonds purchased in 2003 and 2004 in order to reduce longer-term interest rate and liquidity risk. Reinvesting the proceeds of the sales in shorter-term securities will enable the Company to improve the repricing match of its assets and liabilities.

Operating Expenses

Overview—Total operating expense was $39.1 million in the third quarter of 2007, a decrease of $3.4 million or 8%, from $42.5 million in the third quarter of 2006. The decrease was primarily due to lower personnel costs and debt extinguishment costs incurred during third quarter 2006.

For the first nine months of 2007, operating expense was $124.6 million, an increase of $1.5 million or one percent, from $123.1 million in the same period in 2006. The increases in the year-to-date period are primarily due to higher net occupancy and equipment expenses and fraud losses, which were partially offset by lower advertising and business development expenses and professional fees.

The efficiency ratio was 71.81% in the third quarter of 2007, compared to 68.16% for the same period in 2006. On a year-to-date basis, the efficiency ratio was 71.46% and 69.08% in 2007 and 2006, respectively. The efficiency ratio is calculated by dividing total operating expenses by revenues. Revenues are the sum of net interest income and non-interest income.

Personnel expense—Personnel expense, which includes compensation expense and employee benefits and is the largest component of operating expenses, was $22.2 million in the third quarter of 2007, a decrease of $1.1 million or 5% from $23.3 million in the third quarter of 2006. Lower incentive and stock-based compensation expenses and lower group medical expense contributed to the decline. Sales incentive compensation plans were changed in 2007 to a more profitability based measurement versus a more volume-based measurement as was done in the past.

For the nine-month periods ended September 30, 2007 and 2006, personnel expenses were flat at $72.6 million. Lower incentives and stock based compensation expense were offset by higher retirement benefits, group medical expense and salaries and wages.

Facilities expense—Facilities expense, which includes net occupancy expense and equipment expense, was a combined $6.2 million in the third quarter of 2007 compared to $5.5 million in the third quarter of 2006, an increase of $634,000 or 11%. The increase was due to higher rental expenses and depreciation expense for data processing equipment. On a year-to-date basis, facilities expense totaled $18.3 million in 2007 compared to $15.3 million in 2006, an increase of $3.0 million or 20%. The year-to-date increase was also due to higher lease costs associated with the Branch Expansion, utility rate increases and increased snow removal costs.

Professional fees—Professional fees, which include legal, consulting, auditing and external portfolio management fees, totaled $2.5 million in the third quarter of 2007 compared to $2.7 million in the same period a year ago, a decrease of $240,000 or 9%. On a year-to-date basis, professional fees declined $767,000 or 11% to $6.3 million compared to $7.1 million in 2006. The decline for both the quarter and year-to-date periods was primarily attributable to lower costs for external assistance with regulatory compliance matters and lower internal audit fees. Fourth quarter 2007 expenses will include an independent test of the enhancements made in AMCORE’s compliance programs to address the Formal Agreement and the Consent Order.

Other operating expense—Other operating expenses includes data processing expense, communication expense, advertising and business development expenses and other costs, and were a combined $8.2 million and $10.9 million in third quarter 2007 and 2006, respectively, a decline of $2.7 million. The third quarter of 2006 included a $2.1 million expense related to the extinguishment of Federal Home Loan Bank (FHLB) advances. For the nine-month periods ending September 30, 2007 and 2006, other operating expenses were $27.3 million and $28.1 million, respectively, a decrease of $785,000 due to lower advertising and business development expenses partially offset by higher fraud losses. On a year-to-date comparison, the $2.1 million extinguishment expense on the FHLB advances incurred in third quarter 2006 was offset by the $2.3 million first quarter 2007 Extinguishment Loss on Trust Preferred securities.

Income tax—Income tax was a $1.8 million benefit in the third quarter of 2007 compared to an expense of $4.5 million in the third quarter of 2006. Third quarter 2007 income from continuing operations before income taxes of $55,000 consisted of two components, a net loss from continuing operations before income taxes and tax-exempt revenues that more than offset the loss. The net loss on the first component resulted in the $1.8 million income tax benefit, while no income tax was incurred on the tax-exempt revenues.

The third quarter of 2007 income tax benefit also included a $525,000 benefit for an increase in effective state income tax rates that were enacted during the quarter, which increased the value of the Company’s recorded deferred income tax asset. A deferred tax asset primarily represents expenses reflected on the Company’s Consolidated Statement of Income whose deduction has been delayed or deferred to a later year’s tax return, due to differences in the timing of their recognition under generally accepted accounting principles versus income tax regulations. Since these deductions will be claimed in a future period after the increase in the income tax rates becomes effective, they will result in a larger tax benefit than was previously recorded.

For the nine-month period ended September 30, 2007, income tax expense totaled $6.4 million compared to $13.6 million in the same period of 2006. The decrease was primarily due to lower income from continuing operations before income taxes.

The effective tax rate was 23.5% for the 2007 year-to-date period compared to 28.3% for the same period in 2006, due to a lower proportion of taxable earnings to total earnings before income taxes and the adjustment for changes in the effective state income tax rates. Effective tax rates for both years are lower than the statutory tax rates primarily due to investments in tax-exempt municipal bonds and increases in CSV and insurance claims on COLI that are not taxable.

Discontinued Operations

As a result of the Federated and West Banc transactions (see Key Initiatives—Increasing Fee Income discussion), the results of IMG for the prior period are reflected as discontinued operations. For the nine-month period of 2006, the net loss from discontinued operations was $80,000. There was no activity in 2007.

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

During 2007, the Company changed its method for measuring fund transfer adjustments to include non-earning assets, liabilities, and equity, in addition to funds transfer adjustments for loans made and deposits generated. The effect of this change for the third quarter of 2007 was to increase net interest income of the Commercial Banking and Retail Banking Segments by $1.3 million and $442,000, respectively. For the year-to-date period, Commercial Banking and Retail Banking Segments net interest income were increased by $3.8 million and $1.5 million, respectively, while the Mortgage Banking Segment declined by $67,000. Also during 2007, ATM related income and expenses previously included in the “Other” category were included in the Retail Banking segment consistent with internal management reporting. For the prior year periods, ATM activity has been reclassified to reflect this change.

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

Overview—Commercial represented 26% and 81% of total Segment earnings in the third quarter of 2007 and 2006, respectively. For the nine-month periods ended September 30, 2007 and 2006, Commercial represented 52% and 76%, respectively, of total Segment earnings. Commercial total assets were $3.2 billion at September 30, 2007 and represented 61% of total consolidated assets. This compares to $3.1 billion and 57%, respectively, at September 30, 2006.

Commercial earnings for the third quarter of 2007 and 2006 were $2.1 million and $10.0 million, respectively, a decrease of $7.9 million. Year-to-date earnings in 2007 were $17.5 million, compared to $25.8 million in the same period in 2006, a decrease of $8.3 million. Higher Provision and non-interest expenses partially offset by higher net interest income were the primary reasons for the decreases for both the quarter and year-to-date periods.

Net interest income increased $2.0 million and $7.5 million for the three and nine-month periods ended September 30, 2007, respectively, compared to the same periods in 2006. Both periods experienced increased interest income reduced by higher interest expense adjusted for net cost of fund allocations. The increase in interest income was attributable to higher average commercial real estate loan volumes and increased yields. The increase in interest expense, as adjusted for net cost of fund allocations, was primarily due to the increased funding needs associated with the loan growth and higher interest rates.

The Provision increased $14.2 million in the third quarter of 2007 and increased $17.1 million for the year-over-year periods. The increase in the quarter and year-to-date Provision was primarily due to higher non-performing loan levels, general weakening of real estate conditions in the Company’s markets, and increased net charge-offs.

Non-interest expense increased $718,000 in the third quarter of 2007 compared to the third quarter of 2006 and increased $3.7 million on a year-to-date basis. The increase for the quarter was largely due to higher personnel costs, net occupancy expense and higher corporate support allocations. In addition to these items, the year-to-date increase was also due to higher loan processing and collection expenses.

Income taxes decreased $5.1 million and $5.3 million for the three and nine-month periods of 2007, respectively, compared to the same period in 2006 due to lower pre-tax earnings.

Retail Banking

The Retail Banking Segment (Retail) provides retail-banking services to individual customers through the Bank’s branch locations in northern Illinois and southern Wisconsin. The services provided by this Segment include direct and indirect lending, checking, savings, money market and CD accounts, safe deposit rental, ATMs, and other traditional and electronic commerce services.

Overview—Retail represented 59% and 16% of total Segment earnings in the third quarter of 2007 and 2006, respectively. For the nine-month periods ended September 30, 2007 and 2006, Retail represented 39% and 23%, respectively, of total Segment earnings. Retail total assets were $691 million at September 30, 2007 and represented 13% of total consolidated assets. This compares to $654 million and 12% at September 30, 2006.

Retail earnings for the third quarter of 2007 were $4.7 million, an increase of $2.7 million or 135% from the third quarter of 2006. Year-to-date earnings in 2007 were $13.3 million, compared to $7.7 million in the same period in 2006, an increase of $5.6 million or 72%. The increase for the quarter and year-to-date periods was due to higher net interest income, higher non-interest income and lower provision expense partly offset by higher income taxes.

Net interest income increased by $1.3 million and $4.4 million for the three and nine-month periods ended September 30, 2007, respectively, compared to the same periods in 2006 as a result of Deposit Growth and higher yields on the loan portfolio. These were partially offset by higher interest expense due to increasing short-term interest rates.

Non-interest income increased by $1.3 million in the third quarter of 2007 compared to the same period a year ago and increased $4.5 million for the year-to-date period, both the result of increased deposit service charges due to continued enhancements to the Company’s fee structure and waiver policies as well as higher bankcard fee income.

The Provision decreased $2.0 million in the third quarter of 2007 compared to the prior year period and decreased $1.5 million in the year-to-date period. The prior year periods included the loss allocation on one large real estate credit.

Income taxes increased $1.7 million in the third quarter of 2007 compared to the same period in 2006 and year-to-date 2007 income tax expense was $3.6 million higher than the prior year period, both due to increased pre-tax earnings.

Investment Management and Trust

The Investment Management and Trust Segment (IMT) provides wealth management services, which include trust services, investment management, estate administration, financial planning, employee benefit, plan recordkeeping and administration and brokerage services.

Overview—IMT represented 15% and 5% of total Segment earnings in the third quarters of 2007 and 2006, respectively, and 5% and 2%, respectively, for the year-to-date periods of both 2007 and 2006. IMT total assets were $13 million at September 30, 2007 and were $14 million at September 30, 2006, both less than 1% of total consolidated assets.

IMT reported earnings of $1.2 million in the third quarter of 2007 compared to earnings of $577,000 in the prior year period, an increase of $624,000. On a year-to-date basis, income from continuing operations increased $712,000 from the prior year period. The increase for both the quarter and year-to-date periods was due to higher non-interest income net of increases in income taxes.

For the quarter, non-interest income increased $784,000 over the prior year quarter and increased $1.3 million for the year-to-date period due to increased brokerage commission income and employee benefit administration fees.

Income taxes increased for the quarter and the year-to-date period due to higher earnings before taxes.

The loss from discontinued operations in the year-to-date period of 2006 of $80,000 included additional expenses incurred related to the sale of IMG.

Mortgage Banking

The Mortgage Banking Segment (Mortgage) provides a variety of mortgage lending products to meet its customers’ needs. It sells a majority of the loans it originates to a third-party mortgage services company, which provides private-label loan processing and servicing support on both the loans sold and retained.

Overview—Mortgage represented less than 1% and 4% of total Segment earnings in the third quarter and year-to-date periods of 2007, respectively. Losses were reported for the 2006 third quarter and year-to-date periods. Mortgage total assets were $277 million at September 30, 2007 and represented 5% of total consolidated assets. This compares to $315 million and 6% at September 30, 2006.

Mortgage earnings for the third quarter of 2007 of $13,000 were an increase of $206,000 over the third quarter 2006 loss of $193,000. For the first nine months of 2007, Mortgage earnings were $1.6 million compared to a loss of $287,000 in the same period of 2006. The 2007 year-to-date results included a $2.5 million gain on the sale of the OMSR portfolio. Otherwise, the improved earnings for both the three and nine-months periods were primarily due to lower non-interest expense net of increased income taxes net of lower non-interest income.

The decline in non-interest income for both the three and nine-month periods in 2007, compared to the same periods in 2006, was primarily due to a decline in servicing revenues due to the first quarter sale of the OMSR portfolio and slower sales volume due to a slowdown in the housing market.

The declines in non-interest expense for both the quarter and year-to-date periods were due to lower personnel costs and lower loan processing and collection expenses, as the cost of servicing mortgage loans has been substantially eliminated after the transition to the third party processor and servicer. On a year-to-date basis, the decrease in personnel costs was net of severance costs associated with job eliminations in connection with the transition.

Income taxes increased $132,000 in the third quarter of 2007 compared to the same period in 2006 and year-to-date 2007 income tax expense was $1.2 million higher than the prior year period, both due to increased pre-tax earnings.

BALANCE SHEET REVIEW

Total assets were $5.3 billion at September 30, 2007, a decrease of $33 million from December 31, 2006. Total liabilities decreased $10 million over the same period and stockholders’ equity decreased $23 million. The following discusses changes in the major components of the Consolidated Balance Sheet since December 31, 2006.

Cash and Cash Equivalents—Cash and cash equivalents increased $12 million from December 31, 2006 to September 30, 2007, as the cash provided by operating activities of $34.3 million and the cash provided by investing activities of $30.7 million exceeded the cash used in financing activities of $52.8 million.

Securities Available for Sale—Total securities available for sale as of September 30, 2007 were $869 million, a decrease of $30 million or 3% from December 31, 2006. At September 30, 2007, the total securities available for sale portfolio comprised 18% of total earning assets, including COLI. Among the factors affecting the decision to purchase or sell securities are the current assessment of economic and financial conditions, including the interest rate environment, regulatory capital levels, the liquidity needs of the Company, and its pledging obligations. By not reinvesting cash flows from maturities and prepayments of investment securities, the Company has migrated its balance sheet to a lower proportion of investment securities.

An other-than-temporary impairment loss of $5.6 million was recorded in the third quarter 2007 compared to a gain of $225,000 in the year-to-date period of 2006. The loss relates to a decision to sell approximately $200 million of bonds purchased in 2003 and 2004 in order to reduce longer-term interest rate and liquidity risk. Reinvesting the proceeds of the sales in shorter-term securities will enable the Company to improve the repricing match of its assets and liabilities.

Mortgage and asset backed securities, as of September 30, 2007, totaled $706 million and represented 81% of total available for sale securities. The distribution of mortgage and asset backed securities includes $312 million of U.S. government-sponsored enterprise (GSE) mortgage-backed pass through securities, $359 million of GSE collateralized mortgage obligations, $25 million of private issue collateral mortgage obligations, and $10 million of private issue asset backed securities, all of which are rated Aaa.

The $869 million of total securities available for sale includes gross unrealized gains of $1.3 million and gross unrealized losses of $7.5 million. Unrealized gains and unrealized losses represent the difference between a security’s fair value and cost. The fair value of a security is generally influenced by two factors, market risk and credit risk. Market risk is the exposure of the security to changes in interest rate. There is an inverse relationship to changes in the fair value of the security with changes in interest rates, meaning that when rates increase the value of most standard securities will decrease. Conversely, when rates decline the value of most standard securities will increase. Credit risk arises from the extension of credit to a counter-party, for example a purchase of corporate debt in security form, and the possibility that the counter-party may not meet its contractual obligations. The Company’s policy is to invest in securities with low credit risk, such as U.S. Treasuries, U.S. government agencies (such as the Government National Mortgage Association), GSE (such as the Federal Home Loan Mortgage Corporation), state and political obligations, and mortgage-backed securities. Unlike U.S. government agency debt, GSE debt is not secured by the full faith and credit of the United States government.

The combined effect of the Company’s gross unrealized gains and gross unrealized losses, net of tax, is included as accumulated OCI in stockholders’ equity. The Company has the ability to hold and has no intent to dispose of the related securities until maturity or upon the fair value exceeding cost, except for those securities for which the other-than-temporary impairment loss was recorded in the third quarter. As occurred this quarter, when it is determined that an investment is impaired and the impairment is other-than-temporary, the impairment loss is reclassified from OCI as a charge to earnings and a new carrying basis for the investment is established.

For comparative purposes, at December 31, 2006, gross unrealized gains of $1.6 million and gross unrealized losses of $19.1 million were included in the securities available for sale portfolio. For further analysis of the securities available for sale portfolio, see Note 2 of the Notes to Consolidated Financial Statements.

Loans Held for Sale—At both September 30, 2007 and December 31, 2006, mortgage origination fundings awaiting sale were $9 million and $14 million, respectively. Residential mortgage loans originated and retained by the Mortgage Banking Segment, historically have been non-conforming adjustable rate, fixed-rate and balloon residential mortgages. The conforming adjustable rate, fixed-rate and balloon residential mortgage loans were historically sold in the secondary market to eliminate interest rate risk, as well as to generate gains on the sale of these loans and servicing income. The Bank completed an arrangement with a third party mortgage loan processor and servicer to which the majority of these loans are now being sold for a fee net of origination costs. Loans held for sale are recorded at the lower of cost or market value.

Loans—Loans represent the largest component of AMCORE’s earning asset base. At September 30, 2007, total loans were $3.9 billion, a decrease of $3 million from December 31, 2006, and represented 79% of total earning assets, including COLI. See Note 3 of the Notes to Consolidated Financial Statements.

Total commercial real estate loans, including real estate construction loans, increased $12 million or 1% annualized, and consumer loans increased by $6 million. Residential real estate loans declined $15 million and commercial, financial and agricultural loans decreased by $5 million.

Company Owned Life Insurance (COLI)—Total COLI at September 30, 2007 was $139 million, or 3% of total earning assets, including COLI. This was an increase of $3.9 million in CSV from December 31, 2006

Goodwill—Total goodwill at September 30, 2007 was $6.1 million, unchanged from December 31, 2006.

Deposits—Total deposits at September 30, 2007 were $4.1 billion, a decrease of $215 million when compared to December 31, 2006, due to a decrease of $163 million in wholesale deposits and $52 million in Bank-issued deposits. Bank-issued deposits represented 85% and 82% of total deposits at September 30, 2007 and December 31, 2006, respectively.

Borrowings—Borrowings totaled $696 million at September 30, 2007 and were comprised of $328 million of short-term and $368 million of long-term borrowings. Comparable amounts at December 31, 2006 were $137 million and $342 million, respectively. This represented a combined increase in borrowings of $218 million replacing the $215 million decline in deposits. Short-term borrowings increased $191 million while long-term borrowings increased $27 million. The increase in short-term borrowings was due to a reclassification of FHLB borrowings from long-term as they neared maturity in addition to increases in Federal funds purchased and repurchase agreements. The increase in long-term borrowings reflect the replacement of the borrowings that were reclassified to short-term, as well as further increases in FHLB borrowings, $10 million issuance of senior debt and a $10 million increase in Trust Preferred securities. See Notes 6 and 7 of the Notes to Consolidated Financial Statements.

The $10 million increase in trust preferred securities is the amount by which the new issuance exceeded the redemption of the previous issuance. Trust preferred securities of $40 million 9.35% coupon outstanding through AMCORE Capital Trust I (Capital Trust) became callable in the first quarter of 2007. AMCORE exercised the call provision for these securities during the first quarter of 2007 replacing them with $50 million of 6.45% coupon trust preferred securities (Capital Trust II).

Stockholders’ Equity—Total stockholders’ equity at September 30, 2007 was $377 million, a decrease of $23 million or 6% from December 31, 2006. The decrease in stockholders’ equity was due to a $39 million increase in treasury stock due to the Repurchase Programs. This change in total stockholders equity was partly offset by an increase of $8 million in retained earnings and an increase of $7 million in OCI due to lower net unrealized losses on the investment securities available for sale portfolio. See discussion below under “Liquidity and Capital Management – Other uses of liquidity”.

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

Auto loan sales—Structured as sales pursuant to SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the Auto Loan Sales are a component of the Company’s liquidity and credit concentration risk management strategy. The Auto Loan Sales are also helpful as a capital management tool.

In the Auto Loan Sales, indirect automobile loan receivables are transferred to a multi-seller variable-interest entity (VIE). Since the Company is not the primary beneficiary of the VIE, consolidation is not required under the terms of Financial Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities.” As a result, the net carrying amount of the loans is removed from the Company’s Consolidated Balance Sheets and certain retained residual interests are recorded. The Company's retained residual interests are subordinate to the interests of investors in the VIE and are subject to prepayment risk, interest-rate risk and credit risk on the transferred auto loans. The Company’s risk of loss attributable to credit and prepayment is limited to its interest in the retained residual interests. Neither the investors nor the securitization trust have any further recourse to the Company’s other assets. Interest rate risk could exceed the Company’s interest in the retained residual interests, but such a possibility is not considered probable as of September 30, 2007. The Company also retains the rights to service the loans that are sold.

As of September 30, 2007, the balance of automobile loans serviced and not included on the Company’s Consolidated Balance Sheets was $28 million compared to $55 million at December 31, 2006. The carrying value of retained interests was $5 million at both September 30, 2007 and December 31, 2006. As servicer of the Auto Loan Sales, the Company has the option to repurchase the loans when the cost of servicing becomes burdensome in relation to the benefits of servicing (the “Cleanup Call’). Contractually, the Company is precluded from exercising the Cleanup Call prior to the reduction of the outstanding Auto Loan Sales balances to $25 million. See Note 5 of the Notes to Consolidated Financial Statements.

Mortgage loan sales—During the first quarter of 2007, the Company sold the majority of its OMSR portfolio and entered into a strategic arrangement with a national mortgage services company to provide private-label loan processing and servicing support. The transition to the new processing and servicing arrangement was completed during the second quarter. Most of the remaining OMSRs were sold during the third quarter. As of September 30, 2007, the unpaid principal balance of mortgage loans serviced for others was $16.5 million compared to $1.5 billion at December 31, 2006. See Key Initiatives and Other Significant Events. See Note 4 of the Notes to Consolidated Financial Statements.

Derivatives—The Company periodically uses derivative contracts to help manage its exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives used most often are interest rate swaps, and, less frequently, caps, collars and floors (collectively “Interest Rate Derivatives”), mortgage loan commitments and forward contracts. As of September 30, 2007 and December 31, 2006, there were no caps, collars or floors outstanding. Interest Rate Derivatives are contracts with a third-party (the “Counter-party”) to exchange interest payment streams based upon an assumed principal amount (the “Notional Principal Amount”). The Notional Principal Amount is not advanced to/from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams and is not recorded on the Consolidated Balance Sheets. AMCORE does not have any derivatives that are held or issued for trading purposes but it does have some derivatives that do not qualify for hedge accounting. AMCORE monitors credit risk exposure to the Counter-parties. All Counter-parties, or their parent company, have investment grade credit ratings and are expected to meet any outstanding interest payment obligations.

The total notional amount of Interest Rate Derivatives outstanding was $142 million and $172 million as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007, Interest Rate Derivatives had a net negative carrying and fair value of $717,000, compared to a net negative carrying and fair value of $1.2 million at December 31, 2006. The total notional amount of forward contracts outstanding for mortgage loans to be sold in the secondary market was $26 million and $25 million as of September 30, 2007 and December 31, 2006, respectively. The carrying value of mortgage loan commitments recorded as an asset totaled $72,000 at September 30, 2007 compared to $78,000 at December 31, 2006. As of September 30, 2007, the forward contracts had a net negative carrying and fair value of $108,000, compared to $59,000 at December 31, 2006. For further discussion of derivative contracts, see Notes 8 of the Notes to Consolidated Financial Statements.

Loan commitments and letters of credit—The Company, as a provider of financial services, routinely enters into commitments to extend credit to its Bank customers. Performance and standby letters of credit are issued by the Bank to third parties at the request of the Bank customers. While these represent a potential outlay by the Company, a significant amount of the commitments may expire without being drawn upon. Commitments and letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by the Company.

At September 30, 2007, and December 31, 2006, liabilities in the amount of $165,000 and $149,000, respectively, representing the value of the obligations associated with certain of the financial and standby letters of credit, have been recorded in accordance with FIN 45. These amounts are expected to be amortized into income over the lives of the commitments. The contractual amount of all letters of credit, including those exempted from the scope of FIN 45, was $215 million and $234 million at September 30, 2007 and December 31, 2006, respectively. See Note 9 of the Notes to Consolidated Financial Statements.

The carrying value of mortgage loan commitments recorded as an asset totaled $72,000 at September 30, 2007 compared to $78,000 at December 31, 2006. These amounts represent the fair value of those commitments marked-to-market in accordance with SFAS No. 138 and in accordance with Staff Accounting Bulletin No. 105. The total notional amount of mortgage loan commitments was $25 million at September 30, 2007 and $16 million at December 31, 2006. See Note 8 of the Notes to Consolidated Financial Statements.

At September 30, 2007 and December 31, 2006, the Company had extended $1.2 billion and $947 million, respectively, in loan commitments other than the mortgage loan commitments and letters of credit described above. This amount represented the notional amount of the commitment. A contingent liability of $930,000 has been recorded for estimated probable losses on unfunded commitments outstanding at September 30, 2007 compared to $1.1 million at December 31, 2006.

Equity investments—The Company has a number of non-marketable investments that have not been consolidated in its financial statements but rather are recorded in accordance with either the cost or equity method of accounting, depending on the percentage of ownership. At both September 30, 2007 and December 31, 2006, these investments included $4 million in CRA–related fund investments. Not included in the carrying amount were commitments to fund an additional $1.7 million and $1.2 million, respectively, at some future date. At September 30, 2007, the Company also has recorded investments of $4 million, $20 million, and $109,000 respectively, in stock of the Federal Reserve Bank, the FHLB and the Federal Agricultural Mortgage Corporation. At December 31, 2006, these amounts were $4 million, $20 million and $97,000, respectively. These investments are recorded at amortized historical cost or fair value, as applicable, with income recorded when dividends are declared.

Other investments, comprised of various affordable housing tax credit projects (AHTCP) and other CRA-related investments, totaled approximately $698,000 and $733,000 at September 30, 2007 and December 31, 2006, respectively. Losses are limited to the remaining investment and there are no additional funding commitments on the AHTCPs or CRA-related investments by the Company. Those investments without guaranteed yields were reported on the equity method, while those with guaranteed yields were reported using the effective yield method. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus additional commitments, if any.

Other investments—The Company also holds $2 million in a common security investment in Capital Trust II, to which the Company has $52 million in long-term debt outstanding. Capital Trust II, in addition to the $2 million in common securities issued to the Company, has $50 million in trust preferred securities outstanding. The $50 million in trust preferred securities were issued to non-affiliated investors in 2007 and are redeemable beginning in 2012. In its Consolidated Balance Sheets, the Company reflects its $2 million common security investment on the equity method and reports the entire $52 million as outstanding long-term debt. For regulatory purposes, however, the $50 million in trust preferred securities qualifies as Tier 1 capital.

Fiduciary and agency—The Company’s subsidiaries also hold assets in a fiduciary or agency capacity that are not included in the Consolidated Financial Statements because they are not assets of the Company. Total assets administered by the Company at September 30, 2007 were $2.8 billion and at December 31, 2006 were $2.7 billion.

Contractual Obligations

In the ordinary course of its business, the Company enters into certain contractual arrangements. These obligations include issuance of debt to fund operations, property leases and derivative transactions. During the first nine months of 2007, the Company entered into three operating lease agreements. There are no residual value guarantees on these leases and no lease termination penalties or acceleration clauses. Three leases were renewed during the quarter. A land purchase contract in the amount of $1.6 million that was entered into during third quarter 2006 has been terminated. Also during the first quarter of 2007, the Company entered into a strategic arrangement with a national mortgage services company to provide private-label loan processing and servicing support. There are no minimum payment requirements, but there are penalties in the event of early termination of the agreement. With the predominant portion of its business being banking, the Company routinely enters into and exits various funding relationships including the issuance and extinguishment of long-term debt. See the discussion of Borrowings above, and Note 7 of the Notes to Consolidated Financial Statements. Other than these transactions, there were no material changes in the Company’s contractual obligations since the end of 2006. Amounts as of December 31, 2006 are listed in the following table:

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Time Deposits	$1,927,528	$1,225,549	$548,850	$134,406	$18,723
Long-Term Debt (1)	385,771	42,138	241,768	34,248	67,617
Capital Lease Obligations (2)	2,626	173	346	351	1,756
Operating Leases	64,949	3,881	7,476	5,693	47,899
Service Contracts (3)	1,791	597	1,194	—	—

Total	$2,382,665	$1,272,338	$799,634	$174,698	$135,995

(1)	Includes related interest. Interest calculations on debt with call features were calculated through the first call date.
(2)	Includes related interest.
(3)	Minimum payments on Bank investment portfolio management contract.

ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

AMCORE’s credit risk is centered in its loan portfolio, which totaled $3.9 billion, or 80% of earning assets, including COLI on September 30, 2007. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer’s failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration and borrower concentration.

The Company is also exposed to credit risk with respect to its $139 million investment in COLI. AMCORE manages this risk by diversifying its holdings among various carriers and by periodic internal credit reviews. All carriers have “Secure” ratings from A. M. Best that range from a low of “A” (Excellent) to “A++” (Superior).

Allowance for Loan Losses—The Allowance is a significant estimate that is regularly reviewed by management to determine whether or not the amount is considered adequate to absorb probable losses. If not, an additional Provision is made to increase the Allowance. Conversely, this review could result in a decrease in the Allowance. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan groups or pools that are based on historical loss experience, and loss estimates that are based upon the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect the borrower’s ability to repay, and current economic and industry conditions.

The determination by management of the appropriate level of the Allowance amounted to $51.5 million at September 30, 2007, compared to $40.9 million at December 31, 2006, for an increase of $10.6 million. The increase in the Allowance was taken in light of sustained increases in non-performing categories of the loan portfolio and general weakening of real estate conditions in the Company’s markets, which adversely affected the Company’s estimate of probable loan losses since the end of the previous quarter. The $10.6 million increase consisted of $12.6 million in other statistical loss estimates on loan pools, as adjusted for current conditions, net of a $2.0 million reduction in specific loss estimates on certain loans that are individually reviewed for impairment. Adjustments for current conditions are based upon the size, quality and concentration characteristics of the various loan portfolios, adverse situations that may affect the borrower’s ability to repay, increases in delinquencies and loan risk grades and changes in economic and industry conditions.

At September 30, 2007, the Allowance as a percent of total loans and of non-accrual loans was 1.31% and 187%, respectively. These compare to the same ratios at December 31, 2006 of 1.04% and 136%. Net charge-offs were $12.1 million for the first nine months of 2007, an increase of $4.9 million from $7.2 million for the same period in 2006. One large real estate credit relationship accounted for $3.7 million of the $4.9 million increase. Net charge-offs were 0.41% and 0.25% of annualized average loans for the year-to-date periods of 2007 and 2006, respectively. Increases in year-to-date 2007 net charge offs compared to the prior year period included commercial real estate loan net charge-offs of $2.3 million, commercial net charge-offs of $1.6 million and consumer/installment net charge-offs of $737,000.

See Item 7, Management’s Discussion And Analysis of Financial Condition And Results Of Operation, “Critical Accounting Estimates,” included in the Company’s Form 10-K Annual Report for the year ended December 31, 2006, for a discussion of the judgments and assumptions that are most critical in determining the adequacy of the Allowance.

Non-performing Assets—Non-performing assets consist of non-accrual loans, loans 90 days past due and still accruing, foreclosed real estate and other repossessed assets. Non-performing assets totaled $46.7 million as of September 30, 2007, an increase of $12.7 million or 38% from $33.9 million at December 31, 2006. The increase since December 31, 2006 consisted of an $8.8 million increase in non-performing loans and a $3.9 million increase in foreclosed assets. The increase in non-performing loans consisted of an $11.3 million increase in loans 90 days past due, partially offset by a $2.5 million decrease in non-accrual loans. Of the $11.3 million increase in loans 90 days past due and still accruing, $6.5 million or 58% of the increase occurred since the end of the second quarter of 2007. The increase in non-performing loans reflects a reversion to historical levels, as a percentage of total loans, which preceded the recent strong credit cycle. Total non-performing assets represented 0.89% and 0.64% of total assets at September 30, 2007 and December 31, 2006, respectively.

The $7.8 million commercial real estate credit that was originally added to non-accrual loans and assigned a specific loss estimate during the second quarter of 2006 was charged off by an additional $1.7 million in the third quarter of 2007. The sale of the real-estate component of the relationship was consummated in the third quarter.

In addition to the amount of non-accruing and delinquent loans over 90 days past due, management is aware that other possible credit problems of borrowers may exist. These include loans that are migrating from grades with lower risk of loss probabilities into grades with higher risk of loss probabilities, as performance and potential repayment issues surface. The Company monitors these loans and adjusts its historical loss rates in its Allowance evaluation accordingly. The most severe of these are credits are classified as substandard assets due to either less than satisfactory performance history, lack of borrower's sound worth or paying capacity, or inadequate collateral. As of September 30, 2007 and December 31, 2006, there were $3.8 million and $460,000, respectively, in the substandard risk category that were 60 to 89 days delinquent and $2.8 million and $1.9 million, respectively, that were 30 to 59 days past due. In addition, as of December 31, 2006, there were $684,000 of loans that were current, but had loss allocations $139,000. As of September 30, 2007, there were no loss allocations assigned to loans that were current.

Concentration of Credit Risks—As previously discussed, AMCORE strives to maintain a diverse loan portfolio in an effort to minimize the effect of credit risk. Summarized below are the characteristics of classifications that exceed 10% of total loans.

Commercial, financial, and agricultural loans were $793 million at September 30, 2007, and comprised 20% of gross loans, of which 0.38% were non-performing. Annualized net charge-offs of commercial loans during the first nine months of 2007 and 2006 were 0.73% and 0.43%, respectively, of the average balance of the category. There were no loan concentrations within this category in excess of 10% of total loans.

Commercial real estate and construction loans were $2.4 billion at September 30, 2007, comprising 60% of gross loans, of which 1.44% were classified as non-performing. Annualized net charge-offs of commercial real estate and construction loans during the first nine months of 2007 and 2006 were 0.25% and 0.12%, respectively, of the average balance of the category. This category included $615 million of loans to nonresidential building operators and $450 million of loans to building contractors, which were 16% and 11% of total loans, respectively. There were no other loan concentrations within this category that exceeded 10% of total loans.

Residential real estate loans, which include home equity and permanent residential financing, totaled $478 million at September 30, 2007, and represented 12% of gross loans, of which 0.73% were non-performing. Annualized net charge-offs of residential real estate in the first nine months of 2007 and 2006 were 0.08% and 0.11%, respectively, of the average balance in this category.

Installment and consumer loans were $313 million at September 30, 2007, and comprised 8% of gross loans, of which 0.25% were non-performing. Annualized net charge-offs of consumer loans in the first nine months of 2007 and 2006 were 1.29% and 0.96%, respectively, of the average balance of the category. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $246 million at September 30, 2007. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of consumer credit.

Contained within the concentrations described above, the Company has $1.6 billion of interest only loans, of which $971 million are included in the construction and commercial real estate loan category, $427 million are included in the commercial, financial, and agricultural loan category and $171 million in the installment and consumer category. In general, these loans are well-secured with an average maturity of less than two years. The Company does not have significant concentrations of negative amortization loans, high loan-to-value loans, option adjustable-rate mortgage loans or loans that initially have below market rates that significantly increase after the initial period.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity Management

Overview—Liquidity management is the process by which the Company, through its Asset and Liability Committee (ALCO) and treasury function, ensures that adequate liquid funds are available to meet its financial commitments on a timely basis, at a reasonable cost and within acceptable risk tolerances.

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

During the first nine months of 2007, wholesale funding, which includes borrowings and brokered deposits, increased $54 million. Wholesale funding represented 25% of total assets as of September 30, 2007 compared to 24% at December 31, 2006. The Company remains confident of its ability to meet and manage its short and long-term liquidity needs.

Investment securities portfolio—Scheduled maturities of the Company’s investment securities portfolio and the prepayment of mortgage and asset backed securities represent a significant source of liquidity. Approximately $7 million, or 1%, of the securities portfolio will contractually mature during the remainder of 2007. This does not include mortgage and asset backed securities since their payment streams may differ from contractual maturities because borrowers may have the right to prepay obligations, typically without penalty.

Loans—Funding of loans is the most significant liquidity need, representing 75% of total assets as of September 30, 2007. Since December 31, 2006, loans decreased $3 million. Loans held for sale, which represents mortgage origination fundings awaiting sale, decreased $5 million since December 31, 2006. The scheduled repayments and maturities of loans represent a substantial source of liquidity.

Bank-issued deposits—Bank-issued deposits typically are the most cost-effective and reliable source of liquidity for the Company. Since December 31, 2006, bank-issued deposits decreased $52 million. The decline was partly due to seasonal factors and partly due to a run-off of lower spread CDs. See Deposit Growth strategy, above.

Branch expansion—The Company’s Branch Expansion strategy poses the greatest challenge to short and long-term liquidity. The Branch Expansion has required, and will continue to require, other sources of liquidity to fund the expected loan growth net of expected deposit growth and the remaining $43 million authorized capital investment. Since inception, the Branch Expansion has required the funding of $1.89 billion in loans while generating $748 million in deposits.

Parent company—In addition to the overall liquidity needs of the consolidated Company, the parent company requires adequate liquidity to pay its expenses, repay debt when due, and pay stockholder dividends. Liquidity is primarily provided to the parent through the Bank in the form of dividends, as well as capital market sources such as Trust Preferred securities. In the first nine months of 2007, dividends from subsidiaries amounted to $36 million, compared to $55 million in the same period a year ago.

Other sources of liquidity—As of September 30, 2007, other sources of readily available liquidity totaled $907 million and included $276 million of Fed Funds lines, unused collateral sufficient to support $395 million in Federal Reserve Bank discount window advances, $234 million of unpledged debt investment securities, and $2 million of FHLB advances. The Company also has capacity, over time, to place sufficient amounts of brokered CDs as a source of mid- to long-term liquidity. The Bank’s indirect auto portfolio, which at September 30, 2007 was $246 million, is a potential source of liquidity through Auto Loan Sales or securitizations, although in the short-term the Cleanup Call is likely to be a use of liquidity.

Other uses of liquidity—At September 30, 2007, other potential uses of liquidity totaled $1.4 billion and included $1.2 billion in commitments to extend credit, $25 million in residential mortgage commitments primarily held for sale, the $25 million Cleanup Call and $215 million in letters of credit. At December 31, 2006, these amounts also totaled $1.2 billion.

Capital Management

Total stockholders’ equity at September 30, 2007, was $377 million, a decrease of $23 million or 6% from December 31, 2006. The decrease in stockholders’ equity was primarily due to a $39 million increase in treasury stock partially offset by an increase in retained earnings of $8 million and a $7 million decline in OCI.

AMCORE paid $13 million of cash dividends during the first nine months of 2007, which represent $0.555 per share, or a dividend payout ratio of 62%. This compares to $0.555 per share paid during the first months of 2006, which represent a payout ratio of 40%. The book value per share increased $0.03 per share to $16.76 at September 30, 2007, up from $16.73 at September 30, 2006.

In addition to the recently announced Repurchase Program, the Company does repurchase shares in open-market and private transactions in accordance with Exchange Act Rule 10b-18. These repurchases are used to replenish the Company’s treasury stock for re-issuances related to stock options and other employee benefit plans. Also repurchased are direct repurchases from participants related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. During the first nine months of 2007, the Company purchased 1.6 million shares in open market and private transactions at an average price of $29.60 per share.

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

As the following table indicates, AMCORE’s total risk-based capital, Tier 1 capital and leverage ratio all significantly exceed the regulatory minimums, as of September 30, 2007. The Bank, whose ratios are not presented below, is considered a “well-capitalized” institution based on regulatory guidelines.

	Actual		Minimum Capital Adequacy
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$525,662	11.59%	$362,965	8.00%
Tier 1 Capital (to Risk Weighted Assets)	$423,208	9.33%	$181,483	4.00%
Tier 1 Capital (to Average Assets)	$423,208	8.05%	$210,410	4.00%
Risk Weighted Assets	$4,537,063

Average Assets	$5,260,261

TABLE 1

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	For the Three Months ended September 30,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$860,426	$9,813	4.56%	$1,105,999	$12,568	4.55%
Short-term investments	4,814	80	6.61%	6,005	87	5.73%
Loans held for sale	8,514	139	6.51%	27,036	385	5.70%
Loans:
Commercial	803,529	16,695	8.24%	820,647	16,805	8.12%
Commercial real estate	2,382,397	46,520	7.75%	2,269,703	44,331	7.75%
Residential real estate	491,982	8,805	7.13%	495,917	8,675	6.97%
Consumer	316,879	6,197	7.76%	317,455	5,729	7.16%

Total loans (1) (3)	$3,994,787	$78,217	7.77%	$3,903,722	$75,540	7.68%

Total interest-earning assets	$4,868,541	$88,249	7.20%	$5,042,762	$88,580	6.98%
Allowance for loan losses	(42,354)			(41,503)
Non-interest-earning assets	420,190			403,450

Total assets	$5,246,377			$5,404,709

Liabilities and Stockholders' Equity:
Interest-bearing demand & savings deposits	$1,809,846	$15,701	3.44%	$1,716,174	$13,180	3.05%
Time deposits	1,130,992	13,385	4.70%	1,246,157	13,538	4.31%

Total bank issued interest-bearing deposits	$2,940,838	$29,086	3.92%	$2,962,331	$26,718	3.58%
Wholesale deposits	649,906	8,398	5.13%	790,629	9,932	4.98%
Short-term borrowings	294,584	3,775	5.08%	327,337	4,055	4.92%
Long-term borrowings	421,826	5,962	5.61%	372,472	5,670	6.04%

Total interest-bearing liabilities	$4,307,154	$47,221	4.35%	$4,452,769	$46,375	4.13%
Non-interest bearing deposits	499,550			484,502
Other liabilities	59,949			66,608
Realized Stockholders’ Equity	391,731			420,177
Other Comprehensive Loss	(12,007)			(19,347)

Total Liabilities & Stockholders' Equity	$5,246,377			$5,404,709

Net Interest Income (FTE)		$41,028			$42,205

Net Interest Spread (FTE)			2.85%			2.85%

Interest Rate Margin (FTE)			3.35%			3.33%

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35%. FTE adjustments totaled $657,000 in 2007 and $1.1 million in 2006.
(2)	The average balances of the securities are based on amortized historical cost.
(3)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of

$974,000 and $695,000 for 2007 and 2006, respectively.

TABLE 2

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	For the Nine Months ended September 30,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$875,414	$29,343	4.47%	$1,148,958	$39,151	4.54%
Short-term investments	9,123	402	5.89%	6,869	271	5.27%
Loans held for sale	11,417	480	5.61%	25,490	1,009	5.28%

Loans:
Commercial	805,612	49,684	8.25%	821,658	48,320	7.86%
Commercial real estate	2,375,594	138,035	7.77%	2,207,473	124,562	7.54%
Residential real estate	495,128	26,214	7.07%	483,245	24,522	6.78%
Consumer	311,891	17,876	7.66%	315,889	16,469	6.97%

Total loans (1) (3)	$3,988,225	$231,809	7.77%	$3,828,265	$213,873	7.47%

Total interest-earning assets	$4,884,179	$262,034	7.17%	$5,009,582	$254,304	6.78%
Allowance for loan losses	(42,361)			(41,911)
Non-interest-earning assets	413,936			399,744

Total assets	$5,255,754			$5,367,415

Liabilities and Stockholders’ Equity:
Interest-bearing demand & savings deposits	$1,793,738	$44,729	3.33%	$1,775,027	$37,611	2.83%
Time deposits	1,163,861	40,725	4.68%	1,228,053	36,523	3.98%

Total bank issued interest-bearing deposits	$2,957,599	$85,454	3.86%	$3,003,080	$74,134	3.30%
Wholesale deposits	681,247	26,159	5.13%	718,462	25,372	4.72%
Short-term borrowings	259,171	9,766	5.04%	401,834	14,008	4.66%
Long-term borrowings	405,978	17,287	5.69%	297,154	13,672	6.15%

Total interest-bearing liabilities	$4,303,995	$138,666	4.31%	$4,420,530	$127,186	3.85%
Non-interest bearing deposits	498,402			481,301
Other liabilities	64,591			65,834
Realized Stockholders’ Equity	399,772			417,676
Other Comprehensive Loss	(11,006)			(17,926)

Total Liabilities & Stockholders' Equity	$5,255,754			$5,367,415

Net Interest Income (FTE)		$123,368			$127,118

Net Interest Spread (FTE)			2.86%			2.93%

Interest Rate Margin (FTE)			3.37%			3.39%

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35%. FTE adjustments totaled $1.9 million in 2007 and $3.2 million in 2006.
(2)	The average balances of the securities are based on amortized historical cost.
(3)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of

$2.4 million and $2.3 million for 2007 and 2006, respectively.

TABLE 3

ANALYSIS OF QUARTER-TO-QUARTER CHANGES IN NET INTEREST INCOME

	For the Three Months Ended September 30, 2007/2006
	Increase/(Decrease) Due to Change in		Total Net Increase (Decrease)
	Average Volume	Average Rate
	(in thousands)
Interest Income:
Investment securities	$(2,801)	$46	$(2,755)
Short-term investments	(18)	11	(7)
Loans held for sale	(295)	49	(246)

Loans:
Commercial	(353)	243	(110)
Commercial real estate	2,200	(11)	2,189
Residential real estate	(69)	199	130
Consumer	(11)	479	468

Total loans	1,777	900	2,677

Total Interest-Earning Assets	$(3,098)	$2,767	$(331)

Interest Expense:
Interest-bearing demand & savings deposits	$747	$1,774	$2,521
Time deposits	(1,308)	1,155	(153)

Total bank issued interest-bearing deposits	(195)	2,563	2,368
Wholesale deposits	(1,811)	277	(1,534)
Short-term borrowings	(415)	135	(280)
Long-term borrowings	716	(424)	292

Total Interest-Bearing Liabilities	$(1,547)	$2,393	$846

Net Interest Income (FTE)	$(1,551)	$374	$(1,177)

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

TABLE 4

ANALYSIS OF YEAR-TO-DATE CHANGES IN NET INTEREST INCOME

	For the Nine Months Ended September 30, 2007/2006
	Increase/(Decrease) Due to Change in		Total Net Increase (Decrease)
	Average Volume	Average Rate
	(in thousands)
Interest Income:
Investment securities	$(9,179)	$(629)	$(9,808)
Short-term investments	96	35	131
Loans held for sale	(588)	59	(529)

Loans:
Commercial	(957)	2,321	1,364
Commercial real estate	9,689	3,784	13,473
Residential real estate	612	1,080	1,692
Consumer	(210)	1,617	1,407

Total loans	9,119	8,817	17,936

Total Interest-Earning Assets	$(6,485)	$14,215	$7,730

Interest Expense:
Interest-bearing demand & savings deposits	$400	$6,718	$7,118
Time deposits	(1,986)	6,188	4,202

Total bank issued interest-bearing deposits	(1,139)	12,459	11,320
Wholesale deposits	(1,357)	2,144	787
Short-term borrowings	(5,301)	1,059	(4,242)
Long-term borrowings	4,697	(1,082)	3,615

Total Interest-Bearing Liabilities	$(3,425)	$14,905	$11,480

Net Interest Income (FTE)	$(3,060)	$(690)	$(3,750)

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

TABLE 5

ASSET QUALITY

The components of non-performing loans and foreclosed assets at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006
	(in thousands)
Impaired loans:
Non-accrual loans
Commercial	$432	$3,327
Real estate	16,435	14,621
Other non-performing:
Non-accrual loans (1)	10,736	12,100
Loans 90 days or more past due and still accruing	13,571	2,315

Total non-performing loans	$41,174	$32,363

Foreclosed assets:
Real estate	5,251	1,247
Other	236	317

Total foreclosed assets	$5,487	$1,564

Total non-performing assets	$46,661	$33,927

Troubled debt restructurings	$11	$12

(1)	These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

An analysis of the allowance for loan losses for the periods ended September 30, 2007 and 2006 is presented below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in thousands)		($ in thousands)
Balance at beginning of period	$40,714	$40,560	$40,913	$40,756
Charge-Offs:
Commercial, financial and agricultural	3,052	2,303	5,845	3,755
Real estate—Commercial	377	429	4,522	2,413
Real estate—Residential	163	155	434	562
Installment and consumer	1,728	1,703	4,560	4,249
Direct Leases	—	6	—	6

	5,320	4,596	15,361	10,985
Recoveries:
Commercial, financial and agricultural	310	842	1,430	989
Real estate—Commercial	21	169	154	346
Real estate—Residential	71	255	129	433
Installment and consumer	423	533	1,548	1,974

	825	1,799	3,261	3,742

Net Charge-Offs	4,495	2,797	12,100	7,243
Provision charged to expense	15,281	2,863	22,687	7,113

Balance at end of period	$51,500	$40,626	$51,500	$40,626

Ratio of net-charge-offs during the period to average loans outstanding during the period (1)	0.45%	0.28%	0.41%	0.25%

(1)	On an annualized basis.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

While AMCORE manages other risks in its normal course of operations, such as credit and liquidity risk, it considers interest-rate risk to be its most significant market risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of AMCORE’s business activities and operations. In addition, since AMCORE does not hold a trading portfolio, it is not exposed to significant market risk from trading activities. During the third quarter of 2007, there were no material changes in AMCORE’s primary market risk exposures. Based upon current expectations, no material changes are anticipated in the future in the types of market risks facing AMCORE.

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

Based upon an immediate increase in interest rates of 100 basis points and no change in the slope of the yield curve, the potential increase in net income before taxes for the twelve-month period beginning October 1, 2007 would be approximately 1.0%. In 2006, comparable assumptions would have resulted in a potential decrease in 2007 net income before taxes of 2.0%. Conversely, an immediate decrease in interest rates of 100 basis points and no change in the slope of the yield curve would result in a potential decrease in net income before taxes for the twelve month period beginning October 1, 2007 of 3.7%. In 2006, a similar decrease in rates would have resulted in a potential decrease in net income before taxes of 6.3%. Since the first quarter of 2007 sale of the OMSRs, the Company’s risk to an immediate decrease in rates was substantially reduced. This analysis assumes no growth in assets or liabilities and replacement of maturing instruments with like-kind instruments. During 2006, AMCORE changed its benchmark of net interest income to net income before taxes.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table presents information relating to all Company repurchases of common stock during the third quarter of 2007:

Issuer Purchases of Equity Securities
Period	(a) Total # of Shares Purchased	(b) Average Price Paid per Share	(c) Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum # (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				1,800,200
July 1 - 31, 2007	201,271	$25.23	199,600	1,600,600
August 1 - 31, 2007	265,757	25.43	265,100	1,335,500
September 1 - 30, 2007	—	—	—	1,335,500

Total during quarter	467,028	$25.34	464,700	1,335,500

On May 3, 2007, the Company’s Board of Directors authorized a share repurchase program that allows the repurchase of up to two million shares for a 12-month period, which will also be executed through open market or privately negotiated purchases. The Company may periodically repurchase shares in open-market transactions in accordance with Exchange Act Rule 10b-18 through a limited group of brokers to replenish the Company’s treasury stock for re-issuances related to stock option exercises and other employee benefit plans. Included in the repurchased shares above are direct repurchases from participants, at their discounted price, related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. There were no shares tendered in the third quarter to effect stock option exercise transactions in the numbers above.

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

AMCORE Financial, Inc.

Date: November 9, 2007

	By:	/s/ Donald H. Wilson
Donald H. Wilson
President and Chief Operating Officer, Chief Financial Officer

EXHIBIT INDEX

3	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE's definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE's definitive 1990 Proxy Statement dated March 21, 1990).

3.1	By-laws of AMCORE Financial, Inc., as amended February 11, 2004. (Incorporated by reference to Exhibit 3.2 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2003).

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.