Form 10-K
period 2007-12-31
AMCORE FINANCIAL INC
filed 2008-03-17
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

As of February 15, 2008, 21,937,000 shares of common stock were outstanding. The aggregate market value of the common equity held by non-affiliates, computed by reference to the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $581.6 million.

Documents Incorporated by Reference:

Portions of the Proxy Statement and Notice of 2008 Annual Meeting, dated March 17, 2008, are incorporated by reference into Part III of the Form 10-K for the fiscal year ended December 31, 2007.

AMCORE FINANCIAL, INC.

Form 10–K Table of Contents

PART I

ITEM 1.    BUSINESS

General

AMCORE Financial, Inc. (“AMCORE” or the “Company”) is a registered bank holding company incorporated under the laws of the State of Nevada in 1982. The Company’s corporate headquarters is located at 501 Seventh Street in Rockford, Illinois. The operations are divided into four business segments: Commercial Banking, Retail Banking, Investment Management and Trust and Mortgage Banking. AMCORE owns directly or indirectly all of the outstanding common stock of each of its subsidiaries and provides its subsidiaries with advice and counsel on policies and operating matters among other things.

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

Banking Segments

General – AMCORE directly owns AMCORE Bank, N.A. (Bank), a nationally chartered bank. AMCORE also indirectly owns Property Exchange Company, a qualified intermediary, which is a subsidiary of the Bank, and dissolved the consumer finance subsidiary, AMCORE Consumer Finance Company, Inc.

Geographic and Economic Information – The Bank conducts business at 79 branch locations throughout northern Illinois and southern Wisconsin (the “Service Area”). The Banking segments’ Service Area is dispersed among five basic economic areas: the Rockford, Illinois metropolitan area (Rockford), the Madison, Wisconsin metropolitan area (Madison), the Chicago, Illinois metropolitan area (Chicagoland), the Milwaukee, Wisconsin suburbs (Milwaukee) and community banking branches which are not otherwise specified (Community Banking). Locations in the Chicagoland, Rockford, Madison and Milwaukee economic areas are generally bounded by Interstates 94 in the north, 294 and 94 in the east, 80 in the south and 90 and 39 in the west where population growth, homeownership and household income are high and where there is a high concentration of mid-sized businesses. The Company’s growth strategy has focused on expansion within this area.

Among the five economic areas, Rockford has the highest concentration of manufacturing activities. Community banking, on the other hand, has less growth potential and a greater concentration of smaller-sized business and agricultural activities. Economic conditions for the Company’s Wisconsin markets, including the Madison and Milwaukee metropolitan areas, were characterized by lower unemployment, compared to a year ago. For the Company’s Illinois locations, economic conditions were characterized by relatively stable unemployment rates, with the exception of the Rockford Metropolitan Statistical Areas or MSA, which showed modest increases in unemployment. Overall, the core Midwest economy continues to be stable, although during the last half of 2007 there were clear signs of deterioration in the real estate markets with tightened liquidity, lengthening of the sales cycle and declining collateral values.

The Bank has locations throughout northern Illinois, excluding the far northwestern counties, including the Illinois cities of Algonquin, Aurora, Belvidere, Carol Stream, Carpentersville, Chicago, Crystal Lake, Deerfield, Dixon, Elgin, Freeport, Gurnee, Joliet, Lake Zurich, Lincolnshire, Lombard, Machesney Park, McHenry, Mendota, Morton Grove, Naperville, Northbrook, Oregon, Orland Park, Peru, Princeton, Rockford, Rock Falls,

Roscoe, Schaumburg, St. Charles, South Beloit, Sterling, Wheaton, Willowbrook, Woodridge, Woodstock and the surrounding communities. The Bank conducts business at 21 locations throughout southern Wisconsin, including the Wisconsin cities of Argyle, Baraboo, Belleville, Darlington, Lodi, Madison, Monroe, Mt. Horeb, New Glarus, Portage, Sauk City, Verona, Wauwatosa and the surrounding communities.

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

Sources of Funding – Liquidity management is the process by which the Company, through ALCO and its capital markets and treasury function, ensures that adequate liquid funds are available to meet its financial commitments on a timely basis, at a reasonable cost and within acceptable risk tolerances. These commitments include funding credit obligations to borrowers, mortgage originations pending sale, withdrawals by depositors, and repayment of debt when due or called; maintaining adequate collateral for secured deposits and borrowings; payment of dividends by the Company; payment of operating expenses; funding capital expenditures and maintaining deposit reserve requirements.

Liquidity is derived primarily from bank-issued deposit growth and retention; principal and interest payments on loans; principal and interest payments from investment securities, sale, maturity and prepayment of investment securities; net cash provided by operations and access to other funding sources. Other funding sources include brokered certificates of deposit (CD), federal funds purchased lines (Fed Funds), Federal Reserve Bank discount window advances, Federal Home Loan Bank (FHLB) advances, repurchase agreements, subordinated debentures, the sale or securitization of loans, balances maintained at correspondent banks and access to other capital market instruments. Bank-issued deposits, which exclude wholesale deposits, are considered by management to be the primary, most stable and most cost-effective source of funding and liquidity. The Bank also has capacity, over time, to place additional brokered CD’s as a source of mid to long-term funds.

Retail Banking Segment – Retail banking provides services to individual customers through the Bank’s branch locations. The services provided by retail banking include direct and indirect lending, checking, savings, money market and CD accounts, safe deposit rental, ATMs, and other traditional and electronic services.

Home equity lending has the lowest risk profile due to the nature of the collateral. Installment loans have an intermediate risk due to the lower principal amounts and the depreciating nature of the collateral. Personal lines and overdraft protection have the highest degree of risk since the loans are unsecured. The bankcard programs are a fee service for originating the relationship and the Bank retains no credit risk. The Bank manages its retail lending risk via a centralized credit process, risk scoring, loan-to-value and other underwriting standards, and knowledge of its customers and their credit history. As a general rule, the Bank does not actively engage in retail lending activities outside its geographic market areas. For segment financial information, see Note 18 of the Notes to Consolidated Financial Statements.

Commercial Banking Segment – Commercial banking provides services to middle market and small business customers through the Bank’s full service branch and limited branch office (LBO) locations. The services provided by commercial banking include lending, business checking and deposits, treasury management and other traditional as well as electronic services.

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

The Bank is a lender in the Small Business Administration (SBA) program, with a total loan portfolio of $39 million as of December 31, 2007, and has earned National Preferred Lender Status from the SBA. AMCORE has also achieved National Express Lender status, a national designation which significantly shortens the turnaround time from application to loan acceptance. The Bank received the highest rating of “Acceptable” from the most recent audit by the SBA. SBA loans are popular with small business customers, offering them another source of financing.

Mortgage Banking Segment – The Mortgage Banking Segment provides a variety of mortgage lending products to meet its customers’ needs. The Company sells most of the loans it originates to a national mortgage services company, which provides private-label loan processing and servicing support on both sold and retained loans, a relationship that the Company entered into during first quarter 2007. See Note 18 of the Notes to Consolidated Financial Statements.

As part of this arrangement, the Company sold the majority of its Originated Mortgage Servicing Rights (OMSR) portfolio. The arrangement offers AMCORE a greater breadth of products, more competitive pricing and greater processing efficiencies and is expected to better position the Company for future loan origination growth. As a result of this arrangement, AMCORE expects to better control the risks associated with its mortgage banking business. Additionally, the cost structure in the mortgage banking business has become almost entirely variable in nature, allowing the Company to better absorb fluctuations in mortgage volumes. These include the costs of originating loans that are netted against mortgage banking income or interest income, as well as processing and servicing costs of loans retained in the Bank’s portfolio and that are a component of operating expenses. The transition to the new processing and servicing arrangement was completed during the second quarter of 2007.

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

Investment Management and Trust Segment

AMCORE’s wholly owned subsidiary, AMCORE Investment Group, N.A. (AIGNA), is a nationally chartered non-depository bank. AIGNA provides its clients with wealth management services, which include trust services, estate administration and financial planning. AIGNA also provides employee benefit plan administration and recordkeeping services.

AIGNA’s wholly owned subsidiary, AMCORE Investment Services, Inc. (AIS), is incorporated under the laws of the State of Illinois and is a member of the Financial Industry Regulatory Authority (FINRA). AIS is a full–service brokerage company that offers a full range of investment alternatives including annuities, mutual funds, stocks, bonds and other insurance products. AIS customers can get real time stock market quotes, investment account information, and place trades for market hours execution 24 hours a day, 7 days a week through AMCORETrade.com.

In 2005, the Company transitioned $142 million in assets of its three Company-managed Vintage equity funds into two mutual funds managed by Federated Investors, Inc. and sold its asset management subsidiary, Investors Management Group, Ltd. (IMG), to West Bancorporation, Inc. With these transactions, AMCORE transitioned from being a developer of proprietary investment products to being a provider that offers its customers a wider array of investment product choices. The results of IMG for prior periods, the related sale and subsequent adjustments are reported as discontinued operations.

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

Employment

AMCORE had 1,401 full–time equivalent employees as of February 15, 2008. AMCORE provides a variety of benefit plans to its employees including health, dental, group term life and disability insurance, childcare reimbursement, flexible spending accounts, retirement, profit sharing, 401(k), stock option, stock purchase and dividend reinvestment plans.

Supervision and Regulation

AMCORE is subject to regulations under the Bank Holding Company Act of 1956, as amended (the “Act”), and is registered with the Federal Reserve Board (FRB) under the Act. AMCORE is required by the Act to file quarterly and annual reports of its operations and such additional information as the FRB may require and is subject, along with its subsidiaries, to examination by the FRB.

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

Effective in 2007, pursuant to the Federal Deposit Insurance Reform Act of 2005 and implementing regulations, FDIC-insured financial institutions are subject to a new risk-based premium assessment system that significantly increases the premiums that are paid on FDIC-insured deposits. As part of the new rules, the Bank, like many financial institutions, was eligible for a one-time assessment credit that offset the increase in premiums. The credit offset the Bank’s 2007 premium increase and will offset a portion of the 2008 increase. This partial offset notwithstanding, the Bank anticipates a significant increase in its FDIC premiums in 2008.

The foregoing references to applicable statutes and regulations are brief summaries thereof and are not intended to be complete and are qualified in their entirety by reference to the full text of such statutes and regulations.

AMCORE is supervised and examined by the FRB. The Bank and AIGNA are supervised and regularly examined by the Office of the Comptroller of the Currency (OCC) and are subject to examination by the FRB. In addition, the Bank is subject to periodic examination by the FDIC. AIS is supervised and examined by FINRA and the SEC.

Regulatory Developments – On May 31, 2005, the Bank entered into a written agreement with the OCC, the Bank’s primary regulator. The agreement describes commitments made by the Bank and outlines a series of steps to address and strengthen the Bank’s consumer compliance program. The Bank has implemented enhancements to its consumer compliance program to address the matters identified by the OCC. These enhancements are currently under review by the OCC to determine if they comply with the commitments made in the agreement or whether additional steps are necessary.

On August 10, 2006, the Bank entered into a Consent Order with the OCC. This order primarily imposes requirements on the Bank to take certain actions to strengthen its compliance monitoring policies, procedures, training and overall program relating to the Bank Secrecy Act/Anti-Money Laundering (BSA/AML) regulations. The Consent Order did not impose any fine or civil money penalty on the Bank, but it does make the Bank ineligible for certain expedited approvals. Also, as a result of the Consent Order, AMCORE and the Bank are required to obtain the consent of the regulators in connection with certain activities, including, among other things, changes in directors and senior executive officers and certain executive compensation arrangements. The Bank has been working to strengthen and enhance its BSA/AML program to comply with the terms of the Consent Order. The BSA/AML program enhancements are currently under review by the OCC to determine if they comply with the commitments under the Consent Order or whether additional steps are necessary.

On March 11, 2008, the OCC notified the Bank of its intent to enter into a written agreement to formalize the Bank’s commitment to address weaknesses in the Bank’s commercial lending area identified by the OCC in examinations during 2007. The terms of such agreement will likely include requirements for the Bank to improve credit underwriting and administration practices, among other things.

Subsidiary Dividends and Capital

Legal limitations exist as to the extent to which the Bank can lend or pay dividends to AMCORE and/or its affiliates. The payment of dividends by a national bank without prior regulatory approval is limited to the current year’s net income plus the adjusted retained net income for the two preceding years. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the FRB and regulations issued by the FDIC and the OCC (collectively the “Agencies”). In 2008, current Bank earnings will be available for payment of dividends without prior regulatory approval. An additional $40 million in dividends is available, subject to prior regulatory approval, without causing the Bank to be less than well-capitalized. In addition, dividends paid by the Bank to AMCORE Financial, Inc. would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. At December 31, 2007, the maximum amount available to AMCORE and its affiliates in the form of loans approximated $27 million. There were no loans outstanding from the Bank to affiliates at December 31, 2007. See Note 19 of the Notes to Consolidated Financial Statements included under Item 8.

The FRB issues risk–based capital guidelines for bank holding companies. These capital rules require minimum capital levels as a percent of risk–weighted assets. In order to be adequately capitalized under these guidelines, banking organizations must have minimum capital ratios of 4% and 8% for Tier 1 capital and total capital, respectively. The FRB also established leverage capital requirements intended primarily to establish minimum capital requirements for those banking organizations that have historically invested a significant portion of their funds in low risk assets. Federally supervised banks are required to maintain a minimum leverage ratio of not less than 4%. Refer to the Liquidity and Capital Management section of Item 7 for a summary of AMCORE’s capital ratios as of December 31, 2007 and 2006. See also Note 20 of the Notes to Consolidated Financial Statements included under Item 8.

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

Name	Age	Principal Occupation Within the Last Five Years
Kenneth E. Edge	62	Chairman of the Board since January 2003 and Director of the Company since May 2000. Chief Executive Officer from July 2002 until February 2008. From January 2003 through August 2007 he was also President of the Company, and was previously Chief Operating Officer of the Company. He was Chairman of the Board and Chief Executive Officer of the Bank and Chairman of the Board and Chief Executive Officer of AIGNA until February 2008. He was President of AIGNA from November 2003 to October 2007.

William R. McManaman	60	Chief Executive Officer of the Company since February 2008 and Director of the Company since 1997. He has also been Chairman of the Board and Chief Executive Officer of the Bank and Chairman of the Board and Chief Executive Officer of AIGNA since February 2008, subject to regulatory approval. Previously Executive Vice President and Chief Financial Officer, Ubiquity Brands from April 2006 to September 2007; and Senior Vice President and Chief Financial Officer of First Health Group Corporation from March 2004 until January 2005. Prior to that Executive Vice President and Chief Financial Officer of Aurora Foods, Inc. until March 2004.

Donald H. Wilson	48	President and Chief Operating Officer of AMCORE since August 2007 and Director of the Bank and AIGNA since February 2006, and was Executive Vice President and Chief Financial Officer from February 2006 to August 2007. He was previously Senior Vice President and Corporate Treasurer of Marshall & Ilsley Corporation.

James S. Waddell	62	Executive Vice President, Chief Administrative Officer and Corporate Secretary of AMCORE. Director of the Bank and AIGNA.

Judith Carré Sutfin	46	Executive Vice President and Chief Financial Officer of AMCORE since December 2007, and Director of the Bank and AIGNA since January 2008. Previously held various executive positions at LaSalle Bank Corporation, Chicago, Illinois, with the most recent position being that of Executive Vice President and Head of Business Decision Support.

Lori M. Burke	55	Executive Vice President, Administrative Services of the Bank since October 2007. Executive Vice President and Chief Human Resources Officer from October 2006 to October 2007 and previously Senior Vice President and Human Resources Manager.

Name	Age	Principal Occupation Within the Last Five Years
Russell Campbell	51	Executive Vice President and Director of AIGNA since March 2007. Previously President and Chief Executive Officer at ABN AMRO Asset Management Holdings, Inc.

Eleanor F. Doar	51	Executive Vice President and Marketing Director of the Bank and AIGNA since November 2006, and Director of the Bank and AIGNA since January 2003. Senior Vice President and Corporate Marketing Director of the Bank until November 2006. Previously was Marketing Manager for Vintage Mutual Funds Inc. until December 2005.

Guy W. Francesconi	48	Executive Vice President and General Counsel since February 2006, and Corporate Secretary for the Bank and AIGNA since October 2007. Previously General Counsel to Merrill Lynch Capital and Merrill Lynch Business Financial Services.

John M. Gvozdjak	51	Senior Vice President and Director of Operations/Technology of the Bank since March 2004. Previously Vice President of Information Services for National Manufacturing Co. in Sterling, Illinois.

Nancy J. Moore	58	Senior Vice President, Mortgage Group since June 2007 and previously Senior Vice President and Residential Mortgage Production Manager of the Bank.

Richard E. Stiles	52	Executive Vice President, Commercial Banking Group and Director of the Bank and AIGNA since April 2007. Previously Senior Vice President in the commercial banking group for Popular Inc.

Thomas R. Szmanda	48	Executive Vice President, Retail Banking Group since September 2005 and Director of the Bank and AIGNA since November 2005. Senior Vice President and Chief Retail Officer of the Bank from October 2003 until September 2005. Previously Senior Vice President and Director of Retail Banking at Citizens Bank.

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

Liquidity is required to fund credit obligations to borrowers, mortgage originations pending sale, withdrawals by depositors, repayment of debt when due or called, dividends to shareholders, operating expenses and capital expenditures, among other things. Liquidity is derived primarily from bank-issued deposit growth and retention;

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

Price/Market Risk

Price/market risk is the risk to earnings or capital arising from adverse changes in the value of financial instruments. While this includes credit and liquidity risk, the Company considers interest-rate risk to be its most significant market risk. When interest rates increase, the fair value of a financial instrument on the asset side of the balance sheet will decrease. Conversely, when rates decline the fair value of the same instrument will increase.

While this relationship applies to all fixed-rate financial instruments, the primary instruments whose carrying values are affected by price/market risk are traded instruments. Since the Company currently has only an available-for-sale portfolio and does not maintain investment securities in a trading account, market fluctuations are recorded through equity and not the statements of income. On-going adverse fair values could cause some security fair values to deteriorate to the extent that they are considered to be other than temporary. At that time, the Company would be required to write-down security values to their fair value as a charge to earnings.

Transaction/Operation Risk

Transaction/operation risk is a function of internal controls, information systems, employee integrity and operating processes. Significant deficiencies or material weaknesses in internal processes, controls, staff or systems could lead to impairment of liquidity, financial loss, disruption of the business, liability to clients, regulatory intervention or damage to the Company’s reputation. For example, the Company is highly dependent on its ability to process, on a daily basis, a large number of transactions. Failure of financial, accounting, data processing or other operating systems and controls to operate properly, becoming disabled, or to keep pace with increasing volumes, could adversely affect the Company’s ability to capture, process and accurately report these transactions.

Compliance/Legal Risk

The Company is subject to compliance with an expanding body of regulatory, supervisory and examination requirements including capital adequacy, safety/soundness, customer privacy, anti-money laundering, truth-in-savings/lending and financial reporting, to name a few. Failure or the inability to comply with these various requirements can lead to diminished reputation and investor confidence, reduced franchise value, loss of business, curtailment of expansion opportunities, fines and penalties, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. Refer to discussion included in Key Initiatives and Other Significant Items and Events in Item 7 for a summary of recent regulatory developments.

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

Presently, the Company has four primary strategic initiatives: team strength, customer community, growth and productivity and process excellence. The Company’s ability to successfully execute these initiatives depends upon a variety of factors, including its ability to attract and retain experienced personnel, the continued availability of desirable business opportunities and locations, the competitive responses from other financial institutions in its new market areas, and the ability to manage growth.

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

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.    PROPERTIES

On December 31, 2007, AMCORE occupied 91 locations, of which 56 were owned and 35 were leased. The Commercial, Retail and Mortgage Banking segments occupied 90 locations, of which 56 were owned and 34 were leased. The Investment Management and Trust segment leased one facility. All of these locations are considered by management to be well maintained and adequate for the purpose intended. See Item 1 and Note 5 of the Notes to Consolidated Financial Statements included under Item 8 of this document for further information on properties. In addition, AMCORE had 324 ATM locations, some of which are owned and some of which are part of a co-branding agreement that were available without fee to AMCORE customers.

ITEM 3.    LEGAL PROCEEDINGS

Management believes that no litigation is threatened or pending in which the Company faces potential loss or exposure which will materially affect the Company’s consolidated financial position or consolidated results of operations. Since the Company’s subsidiaries act as depositories of funds, trustee and escrow agents, they occasionally are named as defendants in lawsuits involving claims to the ownership of funds in particular accounts. The Bank is also subject to counterclaims from defendants in connection with collection actions brought by the Bank. This and other litigation is incidental to the Company’s business.

During fourth quarter 2007, as a member of the VISA, Inc. organization (VISA), the Company accrued a $653,000 liability for its proportionate share of various claims against VISA. This amount consisted of $217,000 of claims settled by VISA but not yet paid, a $68,000 estimate of claims considered probable by VISA pursuant to Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies” and $368,000 representing the Company’s estimate of certain indemnification obligations pursuant to Financial Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

See Items 6 and 8 of this document for information on the Company’s stock price ranges and dividends. AMCORE’s common stock trades on the NASDAQ Stock Market LLC under the symbol “AMFI.” There were approximately 10,500 holders of record of AMCORE’s common stock as of March 1, 2008. See Item 12 of this document for information on the Company’s equity compensation plans.

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

The following table presents information relating to all Company repurchases of common stock during the fourth quarter of 2007:

Issuer Purchases of Equity Securities

Period	(a) Total # of Shares Purchased	(b) Average Price Paid per Share	(c) Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum # (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				1,335,500
October 1 – 31, 2007	97,987	$23.11	96,400	1,239,100
November 1 – 30, 2007	450,000	23.05	450,000	789,100
December 1 – 31, 2007	2,762	30.40	—	789,100

Total during quarter	550,749	$23.10	546,400	789,100

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

ITEM 6.	SELECTED FINANCIAL DATA

Five Year Comparison of Selected Financial Data

	2007	2006	2005	2004	2003
	(in thousands, except per share data)
FOR THE YEAR:
Interest income	$344,016	$339,176	$280,609	$232,441	$226,679
Interest expense	183,432	174,218	118,975	80,855	90,061

Net interest income	160,584	164,958	161,634	151,586	136,618
Provision for loan losses	29,087	10,120	15,194	15,530	24,917
Non-interest income	70,997	75,589	66,413	65,914	81,535
Operating expenses	165,339	165,365	145,365	137,307	134,311

Income from continuing operations before income taxes	37,155	65,062	67,488	64,663	58,925
Income taxes	8,914	18,035	19,501	18,632	15,756

Net income from continuing operations	$28,241	$47,027	$47,987	$46,031	$43,169
Discontinued operations:
(Loss) income from discontinued operations	—	(131)	707	(629)	685
Income tax (benefit) expense	—	(379)	3,753	(294)	350

Income (loss) from discontinued operations	$—	$248	$(3,046)	$(335)	$335

Net income	$28,241	$47,275	$44,941	$45,696	$43,504

Return on average assets (1)	0.54%	0.88%	0.94%	0.97%	0.98%
Return on average equity (1)	7.32	11.76	12.18	12.15	11.80
Net interest margin	3.35	3.38	3.51	3.56	3.49

AVERAGE BALANCE SHEET:
Total assets	$5,240,498	$5,369,268	$5,117,654	$4,749,072	$4,424,520
Gross loans	3,977,028	3,858,163	3,480,947	3,128,352	2,902,208
Earning assets	4,870,255	5,008,905	4,738,688	4,380,796	4,069,154
Deposits	4,117,440	4,224,826	3,978,225	3,566,237	3,335,177
Long-term borrowings	396,571	305,078	166,837	178,584	193,862
Stockholders’ equity	385,570	399,916	394,117	378,771	365,689

ENDING BALANCE SHEET:
Total assets	$5,192,778	$5,292,383	$5,344,902	$4,940,488	$4,543,628
Gross loans	3,932,684	3,946,551	3,721,864	3,278,800	2,992,309
Earning assets	4,796,993	4,863,678	4,935,124	4,559,580	4,193,474
Deposits	4,003,256	4,346,182	4,213,216	3,734,691	3,375,937
Long-term borrowings	368,858	342,012	169,730	165,018	184,610
Stockholders’ equity	368,567	400,046	398,517	386,578	375,584

FINANCIAL CONDITION ANALYSIS:
Allowance for loan losses to year-end loans	1.35%	1.04%	1.10%	1.25%	1.41%
Allowance to non-accrual loans	129.70	136.16	187.99	135.81	132.98
Net charge-offs to average loans	0.42	0.26	0.42	0.47	0.57
Non-accrual loans to gross loans	1.04	0.76	0.58	0.92	1.06
Average long-term borrowings to average equity	102.85	76.29	42.33	47.15	53.01
Average equity to average assets	7.36	7.45	7.70	7.98	8.27

STOCKHOLDERS’ DATA:
Earnings Per Common Share
Basic: Income from continuing operations	$1.23	$1.92	$1.93	$1.84	$1.73
Discontinued operations	—	0.01	(0.12)	(0.01)	0.02

Net Income	$1.23	$1.93	$1.81	$1.83	$1.75

Diluted: Income from continuing operations	$1.23	$1.91	$1.91	$1.82	$1.72
Discontinued operations	—	0.01	(0.12)	(0.01)	0.01

Net Income	$1.23	$1.92	$1.79	$1.81	$1.73

Book value per share	$16.80	$16.81	$16.06	$15.57	$14.98
Dividends per share	0.74	0.74	0.68	0.68	0.66
Dividend payout ratio	59.59%	38.23%	37.54%	37.11%	37.80%
Average common shares outstanding	22,887	24,466	24,814	24,955	24,896
Average diluted shares outstanding	22,897	24,562	25,087	25,251	25,090

(1)	Ratios from continuing operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and Subsidiaries (“AMCORE” or the “Company”) consolidated financial condition as of December 31, 2007 compared to December 31, 2006, and the consolidated results of operations for the three years ended December 31, 2007. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

FACTORS INFLUENCING FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains, and periodic filings with the Securities and Exchange Commission and written or oral statements made by the Company’s officers and directors to the press, potential investors, securities analysts and others will contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of AMCORE. Statements that are not historical facts, including statements about beliefs and expectations, are forward-looking statements. These statements are based upon beliefs and assumptions of AMCORE’s management and on information currently available to such management. The use of the words “believe”, “expect”, “anticipate”, “plan”, “estimate”, “should”, “may”, “will”, or similar expressions identify forward-looking statements. Forward-looking statements speak only as of the date they are made, and AMCORE undertakes no obligation to update publicly any forward-looking statements in light of new information or future events.

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

CRITICAL ACCOUNTING ESTIMATES AND ACCOUNTING CHANGES

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

Allowance for loan losses – Loans, the Company’s largest income earning asset category, are periodically evaluated by management in order to establish an adequate allowance for loan losses (Allowance) to absorb estimated losses that are probable as of the respective reporting date. This evaluation includes specific loss estimates on certain individually reviewed loans where it is probable that the Company will be unable to collect all of the amounts due (principal or interest) according to the contractual terms of the loan agreement (impaired loans) and statistical loss estimates for loan groups or pools that are based on historical loss experience. Also included are other loss estimates that reflect the current credit environment and that are not otherwise captured in the historical loss rates. These include the quality and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and economic and industry conditions, among other things. The Allowance is also subject to periodic examination by regulators, whose review may include their own assessment as to its adequacy to absorb probable losses.

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

While the Company strives to timely reflect all known risk factors in its evaluations, judgment errors may occur. If different assumptions or conditions were to prevail, the amount and timing of interest income and loan losses could be materially different. These factors are most pronounced during economic downturns and may continue into an economic recovery, as specific credit performance may not be immediately affected by the stress of the downturn or the benefit of the recovery. Since, as described above, so many factors can affect the amount and timing of losses on loans, it is difficult to predict with a high degree of certainty the effect to income if different conditions or assumptions were to prevail. Nonetheless, if any combination of the above judgments or assumptions were to have adversely affected the adequacy of the Allowance by ten percent during 2007, an additional Provision of $5.3 million may have been necessary. See also Table 2 and Note 4 of the Notes to Consolidated Financial Statements.

Mortgage servicing rights – The Company sells most of the one-to-four family residential real estate loans that it originates. Historically, these were primarily sold to the Federal Home Loan Mortgage Corporation (FHLMC), a U.S. government-sponsored enterprise (GSE). Gains recorded on the sale of the loans included the right to service the loans on behalf of FHLMC, a right that was retained by the Company, and that resulted in an originated mortgage servicing rights (the “OMSR”) asset. The resulting OMSR asset was amortized as a charge against mortgage banking income in proportion to the principal amortization of the underlying serviced loans and as the actual servicing fee was collected.

Each reporting period, the Company re-evaluated the fair value of its remaining OMSR asset to determine whether or not the asset was impaired and needed to be written down to fair value or had recovered in value from a previous impairment write-down requiring a reversal of the previous impairment write-down. The initial OMSR gains, any subsequent impairment write-downs and impairment write-down reversals, resulted in a high degree of volatility in mortgage banking income. The amortization of the OMSR asset largely offset actual servicing fees collected. The initial valuation and periodic re-evaluation of OMSR fair value incorporated numerous judgments and assumptions including the cost of servicing the loans, discount rates, prepayment rates and default rates. These judgments and assumptions, along with the earnings volatility, resulted in this being a critical accounting estimate.

During 2007, the Company sold the majority of its OMSR portfolio. See discussions of significant transactions and other non-interest income, below. As a result of the sale, OMSRs are no longer considered a critical accounting estimate.

Loan securitizations and sale of receivables – The Company has periodically sold certain indirect automobile loans in securitization transactions in exchange for cash and certain retained residual interests. The retained interests included rights to service the loans sold, interest collected on the loans that exceeded the amount required to be paid to the investors, the securitization agent and the servicer, and an interest in the sales proceeds that was withheld as collateral for potential credit losses at the time of the initial loan sales.

Upon each sale, the Company recognized a gain and assets were recorded for retained residual interests. The Company’s retained residual interests were subordinated to the interests of investors and the securitization agent, and were also subject to prepayment, credit and interest rate risk. As a result, the carrying value was periodically re-evaluated to determine if they were impaired, and if so, whether the impairment was other than temporary, requiring a charge to earnings. Because of the judgments and assumptions involved in the initial recording and periodic re-evaluation, the accounting for the retained residual interests was considered a critical accounting estimate.

During 2007, the outstanding balances of the underlying loans fell to a level where the cost of servicing the loans became burdensome in relation to the benefits of servicing. As a result, the Company exercised its option to repurchase the loans from the securitization trust (the “Clean-up Call”) and the carrying value of the retained residual interests was written off. See discussion of net security (losses) gains under other non-interest income, below. The repurchased loans were recorded at fair value. Since the Company no longer has any retained residual interests, loan securitizations and sale of receivables is no longer considered a critical accounting estimate.

Accounting Changes

Income Taxes Uncertainties – In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” that clarifies the accounting for uncertain tax positions recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was adopted in the first quarter of 2007. The adoption of this interpretation had no impact on the Company’s Consolidated Balance Sheets or Statements of Income.

Servicing of Financial Assets – During the first quarter of 2007, the Company adopted SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 requires an entity to separately recognize servicing assets and servicing liabilities and to report these balances at fair value upon inception. With the sale of the majority of the OMSRs during first quarter 2007, the adoption of this standard did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Income

Cash Surrender Value of Life Insurance – In September 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-5 “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin (TB) No. 85-4, Accounting for Purchases of Life Insurance.” The issue discusses whether an entity should consider the contractual ability to surrender all of the individual-life policies together when determining the amount that could be realized. Under some insurance contracts, the policies provide a greater surrender value if all individual policies are surrendered at the same time rather than if the policies were surrendered over a period of time. The EITF determined that any additional amounts included in the contractual terms should be considered when determining the realizable amounts. This issue was adopted in the first quarter of 2007 and did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Income.

Fair Value Measurements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. For some entities, the application of the standard may change how fair value is measured. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. The adoption of this standard will not have a material affect on the Company’s Consolidated Balance Sheets or Statements of Income.

Split-Dollar Life Insurance – In September 2006, the FASB ratified EITF Issue No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The issue requires companies to recognize a liability for future benefits on split dollar insurance arrangements if the benefit to the employee extends to postretirement periods. The issue is required to be applied to fiscal years beginning after December 15, 2007, with earlier application permitted. Adoption of this standard will not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Income.

Fair Value Option for Financial Assets and Financial Liabilities – In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The fair value option established by this standard permits all entities to choose to measure eligible items at fair value at specified election dates. Under SFAS No. 159, a business entity is required to report unrealized gains and losses on items for which the fair value option have been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As of January 1, 2008, the Company had not chosen to measure any new items at fair value.

Loan Commitments Recorded at Fair Value Through Earnings – In November 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 109, which supersedes SAB No. 105, which applied only to derivative loan commitments that are accounted for at fair value through earnings. The new guidance states that, consistent with the guidance in SFAS No. 156, “Accounting for Servicing of Financial Assets”, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Adoption of this standard in first quarter 2008 is not expected to have a material impact on the Company’s Consolidated Balance Sheets or Statements of Income.

Minority Interests – In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.” Among other things, SFAS No. 160 requires minority interests be recorded as a separate component of equity and that net income attributable to minority interests be clearly identified on the Statement of Income. SFAS No. 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008. Earlier adoption is prohibited. Statement No. 160 is required to be applied prospectively, except for the presentation and disclosure requirements. Adoption of this standard in fiscal year 2009 is not expected to have a material impact on the Company’s Consolidated Balance Sheets or Statements of Income.

Business Combinations – In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, to improve financial reporting on business combination, including recognition and measurement of assets acquired, liabilities assumed, noncontrolling interests, and goodwill. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Adoption of this standard is not expected to have a material impact on the Company’s Consolidated Balance Sheets or Statements of Income.

KEY INITIATIVES AND OTHER SIGNIFICANT ITEMS AND EVENTS

Key Initiatives

Credit quality – The Company continues to reinforce a credit quality culture by enhancing the credit risk measurement process. In 2007, a new risk grading matrix was implemented to provide better granularity of credit risk and to allow management more precise measurement of risk and profitability. The risk grading initiative established a foundation for continuing to build a more robust credit quality culture throughout the organization. This will lead to more standardization and centralization of the Company’s approval, underwriting and early troubled credit identification procedures into 2008 and beyond.

Cost efficiencies – The Company is targeting a three percent reduction per year in pre-FDIC insurance operating expenses in 2008 and 2009. The efficiency focus will cover all aspects of the business including enhancing the Company’s commercial straight through loan processing platform. The efficiencies expected from enhancing the commercial loan processing system are also expected to improve credit-underwriting efforts and benefit the credit quality initiative.

Core growth – The Company is focused on measuring business unit performance and closely aligning profitability with incentive compensation in order to drive strong core customer based growth. This enhancement to focus on profitability, rather than volume measures, has led to improved product pricing that is more reflective of true costs and market risks and will help the Company continue to strengthen it’s earnings stream.

Other Significant Items and Events

Key personnel changes – Russell Campbell joined the Company on March 12, 2007 as Executive Vice President and is responsible for directing all aspects of the trust, investment management and private banking businesses. Campbell brings more than 25 years of investment industry and leadership experience to AMCORE. He most recently held the position of President and CEO at ABN AMRO Asset Management Holdings Inc., an investment management affiliate of LaSalle Bank N.A., Chicago. Campbell replaced Patricia M. Bonavia, who retired.

Richard E. Stiles joined the Company on April 9, 2007 as the Executive Vice President, Commercial Banking Group. Stiles is responsible for all aspects of the Bank’s commercial line of business including strategy, development and execution of business plans, products and services, sales management and profitability. Stiles brings nearly 25 years of commercial banking experience to AMCORE. He most recently held the position of senior vice president in the commercial banking group for Banco Popular, North America in Rosemont, IL. Stiles fills the position vacated by John R. Hecht, who resigned during the first quarter.

In August 2007, the Company announced that Donald H. Wilson was appointed President and Chief Operating Officer by the Company’s Board of Directors. Mr. Wilson previously held the position of Executive Vice President and Chief Financial Officer since early 2006.

In December 2007, the Company appointed Judith Carré Sutfin, Executive Vice President and Chief Financial Officer of the Company, succeeding Donald H. Wilson. Ms. Sutfin has 23 years of banking industry experience. She was most recently Executive Vice President and Head of Business Decision Support at LaSalle Bank Corporation, Chicago, Illinois, which was recently acquired by Bank of America.

On February 25, 2008, the Company announced that Kenneth E. Edge had elected to retire as Chief Executive Officer of the Company, effective as of February 22, 2008, and will remain as Chairman of the Board until immediately prior to the 2008 Annual Meeting of Stockholders.

Also, on February 22, 2008, the Board of Directors of the Company elected William R. McManaman as Chief Executive Officer, effective February 25, 2008. Prior to his appointment as Chief Executive Officer, Mr. McManaman, age 60, has served as a Director of the Company since 1997. He was previously Executive Vice President and Chief Financial Officer of Ubiquity Brands, a manufacturer and distributor of snacks, from April 2006 to September 2007. Prior to that he was Senior Vice President and Chief Financial Officer of First Health Group Corporation, a national managed care company serving the group health, workers’ compensation and state agency markets, from March 2004 until January 2005. Prior to that he was Executive Vice President and Chief Financial Officer of Aurora Foods, Inc., a manufacturer and distributor of both dry and frozen branded food products, until March 2004.

Branch expansion – During 2007 the Bank opened two new branches, one in Deerfield Illinois and one in Willowbrook, Illinois. Since the inception of the Company’s branch expansion strategy in April 2001, 31 new branches, net of closed offices, have opened, in the area generally bounded by Interstates 94 in the north, 294 and 94 in the east, 80 in the south and 90 and 39 in the west.

Significant transactions – During the first quarter of 2007, the Company entered into a strategic arrangement with a national mortgage services company to provide private-label loan processing and servicing support. As part of this arrangement, the Company sold the majority of its OMSR portfolio in which it recorded a $2.2 million gain. The arrangement offers AMCORE a greater breadth of products, more competitive pricing and greater processing efficiencies and is expected to better position the Company for future loan origination growth. As a result of this arrangement, AMCORE expects to better control the risks associated with its mortgage banking business. Additionally, the cost structure in the mortgage banking business has become almost entirely variable in nature, allowing the Company to better absorb fluctuations in mortgage volumes. These include the costs of originating loans that are netted against mortgage banking income or interest income, as well as processing and servicing costs of loans retained in the Bank’s portfolio and that are a component of operating expenses. The transition to the new processing and servicing arrangement was completed during the second quarter of 2007.

In the first quarter of 2007, AMCORE redeemed its $40 million, 9.35 percent coupon outstanding trust preferred securities (Trust Preferred) at a cost of $2.3 million that included both a call premium and unamortized issuance expenses (Extinguishment Loss). The redemption was funded with a new lower cost Trust Preferred issuance of $50 million at a rate of 6.45 percent. AMCORE will benefit from the lower interest rate on the new issuance and expects to recover the termination costs over a two-year period.

On May 3, 2007, the Company’s Board of Directors authorized the repurchase (Repurchase Program) of up to two million shares of the Company’s stock. The authorization is for a twelve-month period and will be executed through open market or privately negotiated purchases. This authorization replaced a previous Repurchase Program that expired May 3, 2007. During 2006 and 2007, the Company repurchased 1.17 million shares and 2.12 million shares, respectively, pursuant to the Repurchase Programs. The average price for the repurchased shares repurchased was $30.73 for 2006 and $27.92 for 2007.

The Company reclassified a $5.6 million other-than-temporary impairment loss from other comprehensive income (OCI) in the third quarter 2007, relating to a decision to sell approximately $200 million of bonds purchased in 2003 and 2004 in order to reduce longer-term interest rate and liquidity risk. All of these securities were ultimately sold during fourth quarter 2007.

During the third quarter, the Company entered into a $20 million senior debt facility agreement. The Company has drawn $10 million against this facility and may borrow the remaining sums until August 8, 2008. Interest is charged on a monthly floating rate index based on LIBOR. The credit facility matures on July 31, 2010, but may be prepaid at anytime prior to that date without penalty.

Regulatory developments – On May 31, 2005, the Bank entered into a written agreement with the Office of the Comptroller of the Currency (OCC), the Bank’s primary regulator. The agreement describes commitments made by the Bank and outlines a series of steps to address and strengthen the Bank’s consumer compliance program. The Bank has implemented enhancements to its consumer compliance program to address the matters identified by the OCC. These enhancements are currently under review by the OCC to determine if they comply with the commitments made in the agreement or whether additional steps are necessary.

On August 10, 2006, the Bank entered into a Consent Order with the OCC. This order primarily imposes requirements on the Bank to take certain actions to strengthen its compliance monitoring policies, procedures, training and overall program relating to the Bank Secrecy Act/Anti-Money Laundering (BSA/AML) regulations. The Consent Order did not impose any fine or civil money penalty on the Bank, but it does make the Bank ineligible for certain expedited approvals. Also, as a result of the Consent Order, AMCORE and the Bank are required to obtain the consent of the regulators in connection with certain activities, including, among other things, changes in directors and senior executive officers and certain executive compensation arrangements. The Bank has been working to strengthen and enhance its BSA/AML program to comply with the terms of the Consent Order. The BSA/AML program enhancements are currently under review by the OCC to determine if they comply with the commitments made under the Consent Order or whether additional steps are necessary.

On March 11, 2008, the OCC notified the Bank of its intent to enter into a written agreement to formalize the Bank’s commitment to address weaknesses in the Bank’s commercial lending area identified by the OCC in examinations during 2007. The terms of such agreement will likely include requirements for the Bank to improve credit underwriting and administration practices, among other things.

Impact of inflation – Apart from operating expenses, the financial services industry is not directly affected by inflation, however, as the Federal Reserve Board (Fed) monitors economic trends and developments, it may change monetary policy in response to economic changes which would have an influence on interest rates. See discussion of Net Interest Income, changes due to rate, below.

OVERVIEW OF OPERATIONS AND SIGNIFICANT CATEGORIES

Overview

AMCORE reported net income from continuing operations of $28.2 million for the year ended December 31, 2007. This compares to $47.0 million for the same period in 2006 and represents an $18.8 million or 40% decrease year to year. Diluted earnings per share from continuing operations was $1.23 in 2007, a $0.68 or 36% decline from $1.91 in 2006. AMCORE’s return on average equity and on average assets from continuing operations for 2007 was 7.32% and 0.54%, respectively, compared to 11.76% and 0.88%, respectively, in 2006.

Significant Categories

Changes in the most significant categories of 2007 net income from continuing operations, compared to 2006, were:

Net interest income – Declined $4.4 million due to lower average investment security volumes and spreads, partly offset by higher average loan volumes. Net interest margin was 3.35% in 2007 compared to 3.38% in 2006. Net interest margin declined as funding costs increased more rapidly than loan and investment yields.

Provision for loan losses – Increased $19.0 million, or 187%, to $29.1 million in 2007 from $10.1 million in 2006, reflecting a 69% increase in net charge-offs and a 119% increase in non-performing loans.

Non-interest income – Declined $4.6 million. The decline was primarily attributable to $5.9 million of net security losses in 2007 and a $2.8 million net insurance claim included in 2006 company owned life insurance income, that were partly offset by a $4.0 million increase in service charges on deposits in 2007 over 2006. There were no insurance claims in 2007. The $2.2 million gain on the sale of the Company’s OMSR portfolio was offset by a decline in community reinvestment act (CRA) related fund income year-over-year, and increased derivative mark-to-market losses.

Operating expenses – Were essentially flat at $165.3 million in 2007 compared to $165.4 million in 2006. Increased net occupancy expense, higher foreclosure related costs and increased fraud losses were offset by lower compensation expense, advertising/business development costs and professional fees.

Income taxes – Decreased $9.1 million, mainly due to lower earnings before income taxes. The effective tax rate was 24.0% in 2007 compared to 27.7% in 2006.

EARNINGS REVIEW OF CONSOLIDATED STATEMENTS OF INCOME

The following highlights a comparative discussion of the major components of net income and their impact for the last three years.

Net Interest Income

Net interest income is the Company’s largest source of revenue and represents the difference between income earned on loans and investments (interest-earning assets) and the interest expense incurred on deposits and borrowed funds (interest-bearing liabilities). Fluctuations in interest rates as well as volume and mix changes in interest-earning assets and interest-bearing liabilities can materially affect the level of net interest income. Because the interest that is earned on certain loans and investment securities is not subject to federal income tax, and in order to facilitate comparisons among various taxable and tax-exempt interest-earning assets, the following discussion of net interest income is presented on a “fully taxable equivalent,” or FTE basis. The FTE adjustment was calculated using AMCORE’s statutory federal income tax rate of 35%.

Net interest spread is the difference between the average yields earned on interest-earning assets and the average rates incurred on interest-bearing liabilities. Net interest margin represents net interest income divided by average interest-earning assets. Since a portion of the Company’s funding is derived from interest-free sources, primarily demand deposits, other liabilities and stockholders’ equity, the effective interest rate incurred for all funding sources is lower than the interest rate incurred on interest-bearing liabilities alone.

Overview – Net interest income, on an FTE basis, declined $6.0 million or 4% in 2007 and increased $2.7 million or 2% in 2006. The decline in 2007 was primarily the result of a 22% decrease in average investment security balances and a seven basis point decline in net interest spread. The increase for 2006 was primarily driven by an 11% increase in average loan volumes.

	Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Interest Income Book Basis	$344,016	$339,176	$280,609
FTE Adjustment	2,584	4,192	4,775

Interest Income FTE Basis	346,600	343,368	285,384
Interest Expense	183,432	174,218	118,975

Net Interest Income FTE Basis	$163,168	$169,150	$166,409

Net interest spread and margin (See Table 1, page 1) – Net interest spread declined seven basis points to 2.84% in 2007 from 2.91% in 2006, and decreased 26 basis points in 2006 from the 2005 level of 3.17%. The net interest margin was 3.35% in 2007, a decline of three basis points from 3.38% in 2006. The 2006 level was a decrease of 13 basis points from 3.51% in 2005.

The declines in net interest spread and net interest margin for both periods were driven by higher funding costs, as the rates incurred on interest-bearing liabilities increased more rapidly (declined slower) than the increase (decrease) in rates earned on interest-earning assets. Other factors contributing to the declines in spread were increases in non-interest earning assets (i.e., non-accrual loans), a divergence in recent financial markets with higher declines in prime rates compared to LIBOR-based rates and the substitution of debt for capital in the Repurchase Programs. Since the Company has a higher proportion of prime-based loans and a higher proportion of LIBOR-based liabilities, the aforementioned divergence in interest rates resulted in some reduction in net interest spread and net interest margin. While the Repurchase Program has improved the efficiency of the Company’s capital structure, it has also contributed to the compression in net interest spread and net interest margin.

Changes due to volume (See Table 1, page 2) – In 2007, net interest income (FTE) declined due to average volume by $4.7 million when compared to 2006. This decline was comprised of a $9.7 million decline in interest income that was partially offset by a $4.9 million decrease in interest expense. The decline in interest income was attributable to a $139 million decrease in interest-earning assets. The decrease was primarily driven by a $246 million or 22% reduction in average investment securities that was partially offset by a $119 million or 3% increase in average loans. The growth in average loans came from a combined increase of $116 million in commercial real estate and commercial loans. Average residential real estate loans increased $4 million, while average consumer loan balances declined $1 million. Average interest-bearing liabilities declined $123 million. This was comprised of a $43 million decrease in average bank-issued deposits and $80 million decrease in average wholesale funding. Average interest-bearing liabilities did not decrease as much as average interest-earning assets due to the Repurchase Program, which substituted debt for capital.

In 2006, net interest income (FTE) increased due to average volume by $9.7 million when compared to 2005. This was comprised of a $16.9 million increase in interest income that was partially offset by a $7.2 million increase in interest expense. The increase in interest income was primarily driven by a $377 million or 11%

increase in average loans that was partially offset by a $100 million decline in average securities. Average commercial real estate and commercial loans increased a combined $331 million. Average residential real estate loans increased $48 million, and average consumer loan balances declined $2 million compared to the prior year. The increase in average loans was funded by a $125 million or 4% increase in average bank-issued deposits and a $122 million or 20% increase in average wholesale funding.

Changes due to rate (See Table 1, page 2) – In 2007, net interest income (FTE) declined due to average rates by $1.3 million when compared with 2006. This was comprised of a $12.9 million increase in interest income that was more than offset by a $14.2 million increase in interest expense. Both interest-earning asset yields and interest-bearing liability costs were affected by four 25 basis point increases in the federal funds (Fed Funds) rate that occurred during the first two quarters of 2006, which were followed by a 50 basis point and two 25 basis point decreases in late 2007. The yield on average earning assets increased 26 basis points to 7.12% during 2007, compared to 6.86% in 2006. During this same period of time, the rate paid on average interest bearing liabilities increased 32 basis points, to 4.27% from 3.95%.

During 2006, net interest income (FTE) declined due to average rates by $7.0 million when compared with 2005. This was comprised of a $41.1 million increase in interest income that was more than offset by a $48.0 million increase in interest expense. Both interest-earning asset yields and interest-bearing liability costs were affected by four 25 basis point increases in the Fed Funds rate that occurred throughout 2006. The yield on average interest-earning assets increased 84 basis points to 6.86% during 2006, compared to 6.02% in 2005. During this same period of time, the rate paid on average interest bearing liabilities increased 110 basis points, to 3.95% from 2.85%.

Interest rate risk – Like most financial institutions, AMCORE has an exposure to changes in both short-term and long-term interest rates. Among those factors that could affect net interest margin and net interest spread include: greater and more frequent changes in interest rates, including the impact of basis risk between various interest rate indices such as prime and LIBOR, changes in the shape of the yield curve, mismatch in the duration of interest-earning assets and the interest-bearing liabilities that fund them, the effect of prepayments or renegotiated rates, increased price competition on both deposits and loans, promotional pricing on deposits, changes in the mix of earning assets and the mix of liabilities, including greater or less use of wholesale sources, changes in the level of non-accrual loans, and in an environment such as is currently being experienced where there are rapid and substantial declines in interest rates, the limited ability to reduce certain low-cost deposit products rates (such as NOW accounts) to the same extent that interest-earning assets reprice.

Provision for Loan Losses

The 2007 Provision (see Critical Accounting Estimates discussion) was $29.1 million, an increase of $19.0 million or 187% from $10.1 million in 2006. The increase was primarily due to a 69% increase in net charge-offs and a 119% increase in non-performing loans in 2007 compared to 2006 that were driven by a general weakening of real estate conditions in the Company’s markets. These market conditions are expected to persist into 2008. Net charge-offs were $16.9 million or 42 basis points of average loans in 2007, compared to $10.0 million or 26 basis points of average loans in 2006. Non-performing loans were $70.8 million at December 31, 2007 compared to $32.4 million at December 31, 2006. Non-performing loans is the sum of non-accrual loans and loans that are ninety days past due but are still accruing interest.

The 2006 Provision was $10.1 million, a decrease of $5.1 million or 33% from $15.2 million in 2005. The decline was primarily due to lower net charge-offs, which declined 32% in 2006 compared to 2005. Net charge-offs were $10.0 million or 26 basis points of average loans in 2006, compared to $14.7 million or 42 basis points of average loans in 2005. Non-performing loans were $32.4 million at December 31, 2006 compared to $30.2 million at December 31, 2005.

Non-Interest Income

Total non-interest income is comprised primarily of fee-based revenues from Investment Management and Trust and bank-related service charges on deposits. Income from bankcard fee income, Bank and Company owned life insurance (COLI), brokerage commission income and mortgage banking income are also included in this category.

Overview – For 2007, non-interest income totaled $71.0 million, a decline of $4.6 million or 6% from $75.6 million in 2006. The decline was primarily attributable to $5.9 million of net security losses in 2007 and a $2.8 million net insurance claim included in 2006 COLI, that were partly offset by a $4.0 million increase in service charges on deposits in 2007 compared to 2006.

For 2006, non-interest income totaled $75.6 million, an increase of $9.2 million or 14% from $66.4 million in 2005 due to increases in other non-interest income, COLI, service charges on deposits, bankcard fee income and Investment Management and Trust income.

Investment management and trust income – Investment Management and Trust income includes trust services, investment management, estate administration, financial planning and employee benefit plan recordkeeping and administration. Investment Management and Trust income totaled $16.8 million in 2007, an increase of $565,000 or 3% from $16.2 million in 2006. This followed an increase of $1.1 million or 7% in 2006 from $15.1 million in 2005. The increases for both 2007 and 2006 were primarily attributable to higher personal trust services and employee benefit income. At December 31, 2007 and 2006, total assets under administration were $2.7 billion.

Service charges on deposits – Service charges on deposits, the Company’s largest source of non-interest income, totaled $29.6 million in 2007, a $4.0 million or 16% increase over $25.6 million in 2006. This follows a 2006 increase of $2.1 million or 9% from $23.5 million in 2005. Service charges on consumer deposit accounts were the primary driver of the increases for both periods and were affected by enhancements to the Company’s fee structure and waiver policies on both retail and commercial deposits. While this pace of growth is not expected to continue, the current level of revenue is expected to be sustainable over time with some additional improvement in the near-term as a result of the declining interest rate levels that will reduce the deposit offset against activity fees for commercial accounts.

Mortgage Banking income – Mortgage banking income includes fees generated from the underwriting, originating and servicing of mortgage loans along with gains and fees realized from the sale of these loans, net of origination costs, OMSR amortization and impairment.

For 2007, mortgage banking income was $1.8 million, a decline of $2.1 million from $3.9 million in 2006. Total closings were $277 million in 2007 compared to $395 million in 2006. New purchase mortgage closings were $171 million or 62% of total closings in 2007, compared to $266 million or 67% of total closings in 2006. The 2007 decline in mortgage banking income was primarily due to lower servicing fee income and reduced sales volume due to slowdown in the housing markets that affected new purchase closings and higher mortgage interest rates that affected refinancing volumes. The decline in servicing fee income for 2007 is attributable to the sale of the Company’s OMSR portfolio, after which the Company no longer generates fee income in connection with the servicing of mortgage loans sold to the secondary market. The cost of servicing those loans, a component of operating expense, was also eliminated after the transition. The Company recorded a $2.2 million gain on the sale of the OMSR portfolio, net of transaction costs, during 2007. The net gain is included in other non-interest income. See Significant Transactions, discussed above, for additional information.

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

COLI income – COLI income totaled $5.4 million in 2007, a $2.5 million or 31% decline from $7.9 million in 2006. This compares with a $2.5 million or 46% increase in 2006 from $5.4 million in 2005. Both the 2007 decline and the 2006 increase were primarily due to $2.8 million in net insurance claims received in 2006. AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. As of December 31, 2007, the cash surrender value (CSV) of COLI was $140 million, compared to $135 million at December 31, 2006.

Bankcard fee income – Bankcard fee income totaled $7.9 million in 2007, a $1.7 million or 26% increase over $6.2 million in 2006 and an increase of $1.3 million over bankcard fee income in 2005 of $4.9 million. A larger cardholder base, increased card utilization and an expanded ATM network contributed to the increase in bankcard fee income for both 2007 and 2006.

Other non-interest income – For 2007, brokerage commission income, gain on sale of loans, net security (losses) gains and other non-interest income totaled $9.5 million, a $6.2 million or 39% decline from 2006.

The decline was primarily due to $5.9 million of net security losses in 2007, compared to net security gains of $267,000 in 2006. The 2007 loss was mainly due to the sale of approximately $200 million of bonds purchased in 2003 and 2004 in order to reduce longer-term interest rate and liquidity risk. The proceeds of the sales were reinvested in shorter-term securities that enabled the Company to improve the repricing match of its assets and liabilities.

During 2007, the Company recorded a $2.2 million net gain on the sale of its OMSR portfolio, while brokerage commission income increased $1.0 million from 2006. These were offset by a $1.4 million decline in CRA related fund income year-over-year, and a $1.1 million increase in derivative mark-to-market losses. The derivative losses relate to economic hedges of various loan, deposit and COLI products that do not qualify for hedge accounting.

For 2006, brokerage commission income, gain on sale of loans, net security gains and other non-interest income totaled $15.7 million, a $2.3 million or 17% increase from 2005. The increase was primarily due to earnings from private equity fund investments, included in other non-interest income, totaling $4.1 million in 2006, compared to $1.6 million in 2005.

Operating Expenses

Overview – In 2007, total operating expense was $165.3 million, which was essentially flat with $165.4 million in 2006. Increased net occupancy expense, higher foreclosure related costs and increased fraud losses were offset by lower compensation expense, advertising/business development costs and professional fees. The $2.3 million Extinguishment Loss (see Significant Transactions, discussed above) incurred in 2007, offset a $2.1 million loss on the extinguishment of Federal Home Loan Bank (FHLB) debt that was incurred in 2006.

In 2006, total operating expense was $165.4 million, an increase of $20.0 million or 14%, from $145.4 million in 2005. The increase was primarily due to an $11.6 million increase in personnel costs, a $5.3 million increase in professional fees and a $2.1 million expense related to the extinguishment of high-cost FHLB debt.

The efficiency ratio was 71.4% in 2007, compared to 68.75% in 2006 and 63.74% in 2005. The efficiency ratio is calculated by dividing total operating expenses by revenues. Revenues are the sum of net interest income and non-interest income.

Personnel expense – Personnel expense includes compensation expense and employee benefits and is the largest component of operating expenses, totaling a combined $94.9 million in 2007, $97.9 million in 2006 and $86.3 million in 2005. For 2007, personnel expenses declined $3.0 million or 3% compared to 2006 and increased

$11.6 million or 13% in 2006 compared to 2005. The 2007 decline was attributable to lower incentives and stock-based compensation costs. The 2006 increase included $2.2 million in stock-based compensation expense and $1.4 million in executive and director retirement costs. The remaining increase included the effects of branch expansion, additional compliance and legal staff hired in connection with the regulatory developments discussed above and severance costs. The increase in stock based compensation expense was due to the adoption of SFAS No. 123R in 2006. The increase in executive and director retirement costs was primarily due to the recognition of an actuarial adjustment for a legacy supplemental retirement plan.

Facilities expense – Facilities expense, which includes net occupancy expense and equipment expense, was a combined $24.6 million in 2007, $20.9 million in 2006 and $21.8 million in 2005. This was a $3.7 million or 18% increase in 2007 compared to 2006, but a decline of $926,000 or 4% in 2006 compared to 2005. The 2007 increase was primarily due to higher rental expense, real estate taxes, utility costs and snow removal expenses. The increase in rental expense was associated with new branches that were opened in 2007 and that were open for only part of 2006. The decline in 2006 was due to lower data processing equipment and software depreciation expense.

Professional fees – Professional fees include legal, consulting, auditing and external portfolio management fees and totaled $8.4 million in 2007, $9.3 million in 2006 and $4.0 million in 2005. The decline in 2007 from 2006 relates to lower external assistance on regulatory compliance matters (see Regulatory Developments discussion above). The 2006 increase was primarily attributable to increased costs for external assistance with regulatory compliance matters of $2.7 million, and $1.7 million for external investment management expenses associated with the transition to an open platform and investment management services for the Bank’s investment portfolio. These services were previously provided internally and were categorized as a component of personnel expense. The costs of outside assistance for compliance matters should continue to decline in 2008.

Other operating expenses – Other operating expenses includes data processing expense, communication expense, advertising and business development expenses and other costs, and were a combined $37.4 million in 2007, $37.3 million in 2006 and $33.2 million in 2005. For 2007, a $1.0 million increase in foreclosure related costs, a $1.1 million increase in fraud losses and a $653,000 charge for the Company’s proportionate membership interest share of various litigation claims against VISA, Inc. were offset by a $3.2 million reduction in advertising/business development costs. The increase in 2006 was due to a $2.1 million expense related to the FHLB debt extinguishment and increased advertising/business development costs and data processing expenses.

Income Taxes

Income tax expense totaled $8.9 million in 2007, compared to $18.0 million and $19.5 million in 2006 and 2005, respectively. The decline in 2007 was mainly due to lower income before taxes. The decline in 2006 was mainly due to lower income before taxes and a higher proportion of tax-exempt earnings, which included the non-taxable insurance claims.

The 2007 income tax expense was net of a $588,000 tax benefit associated with an increase in effective state income tax rates that were enacted during the year, and which increased the value of the Company’s recorded deferred income tax asset. A deferred tax asset primarily represents expenses reflected on the Company’s Consolidated Statement of Income whose tax deduction has been delayed or deferred to a later year’s tax return, due to differences in the timing of their recognition under generally accepted accounting principles versus income tax regulations. Since these deductions will be claimed in a future period, after the increase in the income tax rates becomes effective, they will result in a larger reduction in taxes paid than was previously recorded.

The effective tax rates were 24.0%, 27.7% and 28.9% in 2007, 2006 and 2005, respectively. Effective tax rates are lower than the statutory tax rates due primarily to investments in tax-exempt municipal bonds and increases in CSV and insurance claims on COLI that are not taxable. The decrease in effective tax rates in both 2007 and 2006 was due to a higher proportion of non-taxable COLI income net of lower tax-exempt municipal bond income. See Note 16 of the Notes to Consolidated Financial Statements.

Discontinued Operations

In 2005, the Company transitioned $142 million in assets of its three Company-managed Vintage equity funds into two mutual funds managed by Federated Investors, Inc. (Federated) and sold its asset management subsidiary, Investors Management Group, Ltd. (IMG), to West Bancorporation, Inc. (West Banc). With these transactions, AMCORE transitioned from being a developer of proprietary investment products to being a provider that offer its customers a wider array of investment product choices. The results of IMG for prior periods, the related sale and subsequent adjustments are reported as discontinued operations.

For 2006, net income from discontinued operations was $248,000, compared to net losses of $3.0 million in 2005. The net income in 2006 resulted from the finalization of tax payments from the sale of IMG in the previous year. The net loss in 2005 included a $3.8 million after-tax loss on the sale of IMG to West Banc and an $824,000 after-tax gain on the Federated transaction in addition to IMG operating results for the year. The amount of the loss on the West Banc transaction is primarily due to the related tax expense of the transaction of $3.2 million, resulting from the Company’s carryover tax basis in IMG.

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

Since there are no comprehensive standards for management accounting that are equivalent to accounting principles generally accepted in the United States of America, the information presented is not necessarily comparable with similar information from other financial institutions. In addition, methodologies used to measure, assign and allocate certain items may change from time-to-time to reflect, among other things, accounting estimate refinements, changes in risk profiles, changes in customers or product lines, and changes in management structure. For example, during 2007, the Company refined its method for measuring fund transfer adjustments to include non-earning assets, liabilities, and equity, in addition to funds transfer adjustments for loans made and deposits generated. The effect of this change for 2007 was to increase net interest income of the Commercial Banking and Retail Banking Segments by $5.1 million and $1.9 million, respectively. Also during 2007, ATM related income and expenses previously included in the “Other” category were included in the Retail Banking segment consistent with internal management reporting. For the prior year periods, ATM activity has been reclassified to reflect this change.

Total Segment results differ from consolidated results primarily due to inter-segment eliminations, certain corporate administration costs, items not otherwise allocated in the management accounting process and treasury and investment activities such as the offset to the funds transfer adjustments made to the Segments, interest income on the securities investment portfolio, gains and losses on the sale of securities, COLI, CRA related fund income and derivative gains and losses. The impact of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and is included in the “Other” column of Note 18 of the Notes to Consolidated Financial Statements. As a result of the Federated and West Banc transactions, the results of IMG for the current and prior periods are reported as discontinued operations.

Commercial Banking

The Commercial Banking Segment (Commercial) provides commercial banking services to middle market and small business customers through the Bank’s full service branch and LBO locations. The services provided by Commercial include lending, business checking and deposits, treasury management and other traditional as well as electronic services.

Overview – Commercial represented 52%, 74% and 73% of total Segment net income in 2007, 2006 and 2005, respectively. Commercial total assets were $3.1 billion at December 31, 2007 and represented 60% of total consolidated assets. This compares to $3.1 billion and 59% at December 31, 2006.

Comparison of 2007 to 2006 – Commercial net income for 2007 was $24.0 million, a decline of $10.7 million or 31% from 2006 net income of $34.7 million. The decline was due to a $20.6 million increase in Provision and a $4.6 million increase in non-interest expense that were partially offset by an $8.1 million increase in net interest income and a $6.8 million decrease in income taxes.

In addition to the $5.1 million effect of the change in funds transfer pricing noted above, the increase in net interest income was due to higher average loan volumes net of lower spreads. The increase in Provision was primarily due to increased net charge-offs, delinquencies and non-performing loans. The increase in non-interest expense was primarily due to higher facilities expense and allocated corporate support costs. Income taxes were lower due to a decline in income before tax.

Comparison of 2006 to 2005 – Commercial net income for 2006 was $34.7 million, an increase of $3.6 million or 12% from 2005 net income of $31.0 million. The increase was due to a $7.6 million increase in net interest income and a $6.1 million decrease in Provision that were partially offset by a $7.4 million increase in non-interest expense and a $2.3 million increase in income taxes.

The increase in net interest income was driven by higher average commercial real estate loan volumes and increased yields on commercial and commercial real estate loans. These increases were due in large part to branch expansion. The decrease in Provision was primarily due to lower net charge-offs. The increase in non-interest expense was primarily due to higher personnel and facilities expense as a result of branch expansion and higher loan processing and collection expenses. Income taxes were higher due to higher income before tax.

Retail Banking

The Retail Banking Segment (Retail) provides banking services to individual customers through the Bank’s branch locations. The services provided by Retail include direct and indirect lending, checking, savings, money market and certificate of deposit (CD) accounts, safe deposit rental, ATMs, and other traditional and electronic services.

Overview – Retail represented 39% of total segment net income in 2007 compared to 24% in 2006 and 25% in 2005. Retail total assets were $692 million at December 31, 2007 and represented 13% of total consolidated assets. This compares to $665 million and 13% at December 31, 2006.

Comparison of 2007 to 2006 – Retail net income for 2007 was $18.3 million, an increase of $7.0 million or 62% from 2006. The increase was due to a $5.2 million increase in net interest income, a $6.2 million increase in non-interest income and a $1.8 million decrease in Provision. These were partly offset by a $1.9 million increase in non-interest expense and a $4.4 million increase in income taxes.

In addition to the $1.9 million affect of the change in funds transfer pricing noted above, the increase in net interest income was primarily due to increased funding credits on deposit balances. These were partially offset by higher interest expense due to rising short-term interest rates. The increase in non-interest income was due to higher service charges on deposits, bankcard fees and customer service fees. The decrease in Provision was due to one large credit loss that occurred in 2006. The increase in non-interest expense was due to higher facilities expense. Income taxes increased due to higher income before taxes.

Comparison of 2006 to 2005 – Retail net income for 2006 was $11.3 million, an increase of $527,000 or 5% from 2005. The increase was due to a $6.4 million increase in net-interest income and a $4.0 million increase in non-interest income. These increases were partly offset by an increase in Provision of $1.8 million, a $7.8 million increase in non-interest expense and a $342,000 increase in income taxes.

The increase in net interest income was due to increased funding credits on higher deposit balances and higher loan yields. These were partially offset by higher interest expense due to rising short-term interest rates. The increase in non-interest income was mainly due to higher service charges on deposits and bankcard income. The increase in Provision was primarily due to one large credit loss that occurred during the year. The increase in non-interest expense was due to higher personnel costs, loan processing and collection expenses, costs associated with expansion of the Company’s ATM network and increased allocations for corporate support functions. Income taxes increased due to higher income before taxes.

Investment Management and Trust

The Investment Management and Trust Segment (IMT) provides wealth management services, which includes trust services, investment management, estate administration, financial planning, employee benefit plan recordkeeping and administration and brokerage services.

Overview – IMT represented 6%, 3% and 3% of total segment net income in 2007, 2006 and 2005, respectively. IMT total assets were $13 million at December 31, 2007 and represented less than 1% of total consolidated assets. At December 31, 2006, IMT total assets were $14 million, also less than 1% of total consolidated assets.

Comparison of 2007 to 2006 – IMT net income for 2007 was $2.6 million, an increase of $1.1 million or 81% from 2006. An increase of $1.5 million in non-interest income and a decline of $324,000 in non-interest expense were partially offset by a $690,000 increase in income taxes.

The increase in non-interest income was attributable to higher personal trust services income, employee benefit income and brokerage commission income. Income taxes increased due to higher income before taxes.

Comparison of 2006 to 2005 – IMT net income for 2006 was essentially flat with 2005. An increase of $1.1 million in non-interest income was offset by a $1.1 million increase in non-interest expenses.

The increase in non-interest income was attributable to higher personal trust services and employee benefit income. The increase in non-interest expenses was primarily due to higher professional fees associated with the transition to an open platform.

Mortgage Banking

The Mortgage Banking Segment (Mortgage) provides a variety of mortgage lending products to meet its customers’ needs. It sells most of the loans it originates to a third-party mortgage services company, which provides private-label loan processing and servicing support on both sold and retained loans.

Overview – Mortgage represented 3% of total segment net income in 2007, compared to less than 1% in 2006 and 2005. Mortgage total assets were $264 million at December 31, 2007 and represented 5% of total consolidated assets. This compares to $306 million and 6% at December 31, 2006.

Comparison of 2007 to 2006 – Mortgage net income for 2007 was $1.5 million, an increase of $2.0 million from 2006. The increase was primarily due to a $3.2 million decline in non-interest expense, net of a $1.3 million increase in income tax expense.

The decline in non-interest expense was primarily due to lower personnel and allocated corporate support costs as the cost of servicing mortgage loans has been substantially eliminated after the transition to the third party processor and servicer. The decrease in personnel costs was net of severance costs associated with job eliminations in connection with the transition. Income taxes increased due to higher income before taxes. The $2.2 million net gain on the sale of its OMSR portfolio was largely offset by lower mortgage banking income and net interest income.

Comparison of 2006 to 2005 – Mortgage results for 2006 reflected a net loss of $454,000, a decrease of $28,000 from 2005. The decrease was due to a $524,000 decline in net interest income and a $446,000 decline in non-interest income that were partially offset by a $776,000 decrease in Provision and a $149,000 decrease in non-interest expense.

Net interest income declined primarily due to increased funds transfer adjustments as a result of increasing short-term interest rates. Non-interest income declined from the prior year due to lower gains on the sale of mortgage loans into the secondary market that were partially offset by lower OMSR amortization due to a slower run-off of loans serviced. The decrease in Provision was primarily due to lower statistical loss estimates on loan pools and a decline in net charge-offs. The decline in operating expenses was due to lower personnel costs and loan processing and collection expenses.

BALANCE SHEET REVIEW

Total assets were $5.2 billion at December 31, 2007, a decrease of $100 million or 2% from December 31, 2006. Total liabilities decreased $68 million over the same period and stockholders’ equity decreased $31 million. The following discusses changes in the major components of the Consolidated Balance Sheet since December 31, 2006.

Cash and Cash Equivalents

Cash and cash equivalents decreased $14 million from December 31, 2006 to December 31, 2007, as the cash used for financing activities of $125 million exceeded the cash provided by operating activities of $62 million plus the cash provided by investing activities of $50 million. This compares to an increase of $2 million from December 31, 2005 to December 31, 2006, as the cash provided by operating activities of $65 million plus the cash provided by investing activities of $37 million exceeded the cash used for financing activities of $100 million.

The $62 million of cash provided by operating activities during 2007 compares with $65 million provided in 2006, representing a $3 million decrease in cash provided between the two years. The $50 million of cash provided by investing activities during 2007 compares with $37 million cash provided in 2006, for an increase of $13 million in cash provided between the two years. The increase was primarily due to a decline in cash used for loans of $240 million, which exceeded cash used to purchase securities, net of proceeds from the sale and maturity of securities, of $223 million. The $126 million of cash used in financing activities during 2007 compares with $100 million cash used in 2006, or an increase of $26 million in cash used between the two years. This was primarily due to a $107 million decline in cash flows for bank-issued demand, savings and time deposit accounts, a $369 million decline in wholesale deposit cash flows and $19 million increase in cash used for the Repurchase Program. These were partially offset by a $469 million combined increase in cash flows from long-term and short-term borrowings.

Securities Available for Sale

Total securities available for sale as of December 31, 2007 were $843 million, a decline of $57 million or 6% from the prior year-end. At December 31, 2007, the total securities available for sale portfolio comprised 17% of total earning assets, including COLI, compared to 18% for 2006. Among the factors affecting the decision to purchase or sell securities are the current assessment of economic and financial conditions, including the interest rate environment, regulatory capital levels, the liquidity needs of the Company, and its pledging obligations.

As of December 31, 2007, mortgage and asset backed securities totaled $679 million and represented 81% of total available for sale securities. The distribution of mortgage and asset backed securities included $112 million of GSE mortgage-backed pass through securities, $469 million of GSE collateralized mortgage obligations, $61 million of private issue collateral mortgage obligations, and $37 million of private issue asset backed securities, all of which are rated Aaa.

The $843 million of total securities available for sale includes gross unrealized gains of $2 million and gross unrealized losses of $7 million. Unrealized gains and unrealized losses is the difference between a security’s fair value and carrying value. The fair value of a security is generally influenced by two factors, market risk and credit risk. Market risk is the exposure of the security to changes in interest rate. There is an inverse relationship to changes in the fair value of the security with changes in interest rates, meaning that when rates increase the value of the security will decrease. Conversely, when rates decline the value of the security will increase. Credit risk arises from the extension of credit to a counter-party, for example a purchase of corporate debt in security form, and the possibility that the counter-party may not meet its contractual obligations. The Company’s policy is to invest in securities with low credit risk, such as U.S. Treasuries, U.S. government agencies (such as the Government National Mortgage Association or “GNMA”), GSEs (such as FHLMC), state and political obligations, and highly-rated private issue mortgage and asset-backed securities. Unlike agency debt, GSE debt is not secured by the full faith and credit of the United States.

The combined effect of the Company’s gross unrealized gains and gross unrealized losses, net of tax, is included as OCI in stockholders’ equity, as none of the securities with gross unrealized losses are considered other than temporarily impaired. If it is determined that an investment is impaired and the impairment is other-than-temporary, an impairment loss is reclassified from OCI as a charge to earnings and a new carrying basis for the investment is established. The Company reclassified a $5.6 million other-than-temporary impairment loss from OCI in the third quarter 2007, relating to a decision to sell approximately $200 million of bonds purchased in 2003 and 2004 in order to reduce longer-term interest rate and liquidity risk. All of these securities were ultimately sold during fourth quarter 2007.

For comparative purposes, at December 31, 2006, gross unrealized gains of $2 million and gross unrealized losses of $19 million were included in the securities available for sale portfolio. For further analysis of the securities available for sale portfolio, see Table 4 and Note 3 of the Notes to Consolidated Financial Statements.

Loans Held for Sale

At December 31, 2007, mortgage origination fundings awaiting sale were $4 million, compared to $14 million at December 31, 2006. All loans held for sale are recorded at the lower of cost or market value. Residential mortgage loans are originated by the Company’s Mortgage Banking Segment, of which non-conforming adjustable rate, fixed-rate and balloon residential mortgages have historically been retained by the Bank. The conforming adjustable rate, fixed-rate and balloon residential mortgage loans were historically sold in the secondary market to eliminate interest rate risk, as well as to generate gains on the sale of these loans and servicing income. With the aforementioned third party mortgage loan processor arrangement, a majority of all mortgage loans are now being sold for a fee net of origination costs. See Significant Transactions, discussed above.

Loans

Loans represent the largest component of AMCORE’s earning asset base. At year-end 2007, total loans were $3.9 billion, a decrease of $14 million from 2006, and represented 80% of total earning assets including COLI. See Table 2 and Note 4 of the Notes to Consolidated Financial Statements.

Total commercial real estate loans, including real estate construction loans, increased $14 million or 1%. Residential real estate loans decreased $25 million or 5%. Commercial, financial and agricultural loans increased $31 million or 4%. Installment and consumer loans increased $28 million or 9%, due to the Clean-up Call repurchase. See Loan Securitizations and Sale of Receivables discussion above.

Goodwill

Total goodwill at December 31, 2007 and 2006 was $6.1 million. See Note 6 of the Notes to the Consolidated Financial Statements for additional information. Goodwill is evaluated for impairment on an annual basis, or should events indicate impairment might be a possibility. No goodwill impairment charge has been required.

Deposits

Total deposits at December 31, 2007 were $4.0 billion, a decrease of $343 million or 8% when compared to 2006. The decrease was due to $199 million in wholesale deposits and $144 million in bank-issued deposits. Total bank-issued deposits were $3.4 billion at the end of 2007, a 4% decrease from the prior year-end balance of $3.5 billion. The decline in bank-issued deposits reflects the Company’s efforts to ensure that its deposit attraction strategies are priced at competitive, but profitable levels. This has led to some attrition in balances, as some customers, notably time deposit customers, moved balances to other institutions. Bank-issued deposits represent 85% and 82% of total deposits at December 31, 2007 and 2006, respectively. Table 5 shows the maturity distribution of time deposits $100,000 and over.

Borrowings

Borrowings totaled $766 million at year-end 2007 and were comprised of $397 million of short-term and $369 million of long-term borrowings. Comparable amounts at the end of 2006 were $137 million and $342 million, respectively, for a combined increase in borrowings of $287 million or 60%, replacing most of the $343 million decline in deposits. The increase in borrowings included $143 million in FHLB borrowings, primarily short-term, $69 million in Fed Fund purchased, $46 million in repurchase agreements, $10 million on the issuance of senior debt and a $10 increase in Trust Preferred securities. See Notes 9, 10 and 20 of the Notes to Consolidated Financial Statements.

The Company has $50 million of Trust Preferred securities that qualify as Tier 1 Capital for regulatory capital purposes for the Company. The Bank has two fixed/floating rate junior subordinated debentures totaling a combined $50 million that qualify as Tier 2 Capital for regulatory capital purposes for both the Bank and the Company.

Stockholders’ Equity

Total stockholders’ equity at December 31, 2007 was $369 million, a decrease of $31 million from December 31, 2006. The decrease in stockholders’ equity was due to a $52 million increase in treasury shares resulting from the Repurchase Program. This was partially offset by an $11 million increase in retained earnings and an $8 million reduction in accumulated other comprehensive loss. See discussion below under Liquidity and Capital Management.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Off-Balance Sheet Arrangements

During the ordinary course of its business, the Company engages in financial transactions that are not recorded on its Consolidated Balance Sheets, are recorded in amounts that are different than their full principal or notional amount, or are recorded on an equity or cost basis rather than being consolidated. Such transactions serve a variety of purposes including management of the Company’s interest rate risk, liquidity and credit concentration risks, optimization of capital utilization, assistance in meeting the financial needs of its customers and satisfaction of CRA obligations in the markets that the Company serves.

Auto loan sales – Historically, the Company has periodically transferred indirect automobile loans in securitization transactions in exchange for cash and certain retained residual interests. The transfers were structured as sales pursuant to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The retained interests included rights to service the sold loans, interest collected on the loans over the amount required to be paid to the investors, the securitization agent and the servicer, plus an interest in the sales proceeds that was withheld as collateral for potential credit losses at the time of the initial loan sales. There were no sales in 2007, 2006 or 2005.

Upon each sale, indirect automobile loan receivables were transferred to a multi-seller variable-interest entity (VIE). Since the Company was not the primary beneficiary of the VIE, consolidation was not required under the terms of FIN No. 46R, “Consolidation of Variable Interest Entities.” As a result, the net carrying amount of the loans was removed from the Consolidated Balance Sheet, certain retained residual interests were recorded and the Company recorded a gain on the sale of the loans. The Company’s retained residual interests were subordinated to the interests of investors and the securitization agent, and were also subject to prepayment, credit and interest rate risk. The carrying value of the retained residual interests was periodically re-evaluated to determine if they were impaired, and if so, whether the impairment was other than temporary, requiring a charge to earnings. There were no other than temporary impairment changes in 2007, 2006 or 2005.

During 2007, the outstanding balances of the underlying loans fell to a level where the cost of servicing the loans became burdensome in relation to the benefits of servicing. As a result, the Company exercised its Clean-up Call option and repurchased the loans from the securitization trust. The carrying value of the retained residual interests was written off. As of December 31, 2007, the balance of the repurchased loans that are now included on the Company’s Consolidated Balance Sheet was $22 million. As of December 31, 2006, the balance of automobile loans serviced and not included on the Company’s Consolidated Balance Sheet was $55 million. The carrying value of retained residual interests was $5 million at the end of 2006. See Note 8 of the Notes to Consolidated Financial Statements.

Mortgage loan sales – Historically, the Company sold most of the mortgage loans that it originated to the secondary market, retaining the right to service the loans that are sold. As a result, the loans were removed from the Company’s Consolidated Balance Sheets, an OMSR asset was recorded and gains on the sale of the loans were recognized, pursuant to SFAS No 140. During 2007, the Company sold the majority of its OMSR portfolio. The Company now sells the majority of the mortgage loans that it originates, including the rights to service the loans sold, to a national mortgage services company in a private-label loan processing and servicing support arrangement. See above discussion of Significant Transactions. As of December 31, 2007, the unpaid principal balance of mortgage loans serviced for others was $16.5 million, compared to $1.5 billion at December 31, 2006. These loans are not recorded on the Company’s Consolidated Balance Sheets. As of December 31, 2007 and 2006, the Company had recorded $139,000 and $14 million, respectively, of OMSRs. There were no impairment valuation allowances for either period. See Note 7 of the Notes to Consolidated Financial Statements.

Derivatives – The Company periodically uses derivative contracts to help manage its exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives used most often are interest rate swaps, and on occasion caps, collars and floors (collectively the “Interest Rate Derivatives”), mortgage loan commitments and forward contracts. As of December 31, 2007 and 2006, there were no caps, collars or floors outstanding. Interest Rate Derivatives are contracts with a third-party (the “Counter-party”) to exchange interest payment streams based upon an assumed principal amount (the “Notional Principal Amount”). The Notional Principal Amount is not advanced to/from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams and is not recorded on the Consolidated Balance Sheets. AMCORE does not have any derivatives that are held or issued for trading purposes but it does have some derivatives that do not qualify for hedge accounting. AMCORE monitors credit risk exposure to the Counter-parties. All Counter-parties, or their parent company, have investment grade credit ratings and are expected to meet any outstanding interest payment obligations.

The total notional amount of Interest Rate Derivatives outstanding was $141 million and $172 million as of December 31, 2007 and 2006, respectively. As of December 31, 2007, Interest Rate Derivatives had a net negative carrying and fair value of $1.7 million, compared to a net negative carrying and fair value of $1.2 million at December 31, 2006. The total notional amount of forward contracts outstanding for mortgage loans to be sold was $23 million and $25 million as of December 31, 2007 and 2006, respectively. As of December 31, 2007, the forward contracts had a net negative carrying and fair value of $96,000, compared to a net negative carrying and fair value of $59,000 at December 31, 2006. For further discussion of derivatives, see Notes 11 and 12 of the Notes to Consolidated Financial Statements.

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

At December 31, 2007 and 2006, liabilities in the amount of $111,000 and $149,000, respectively, representing the value of the guarantee obligations associated with certain of the letters of credit, had been recorded in accordance with FIN No. 45. These amounts are expected to be amortized into income over the lives of the commitments. The contractual amount of all letters of credit, including those exempted from the scope of FIN No. 45, was $192 million and $234 million at the end of 2007 and 2006, respectively. See Notes 12 and 15 of the Notes to Consolidated Financial Statements.

The carrying value of mortgage loan commitments recorded as an asset totaled $43,000 and $78,000 at December 31, 2007 and 2006, respectively. These amounts represent the fair value of those commitments marked-to-market in accordance with SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities” and in accordance with SAB No. 105. The total notional amount of mortgage loan commitments was $18 million at December 31, 2007 and $19 million at December 31, 2006. See Note 11 of the Notes to Consolidated Financial Statements.

At December 31, 2007 and 2006, the Company had extended $867 million and $945 million, respectively, in loan commitments other than the mortgage loan commitments and letters of credit described above. This amount represented the notional amount of the commitment. A contingent liability of $958,000 and $1.1 million has been recorded for the Company’s estimate of probable losses on unfunded commitments outstanding at December 31, 2007 and 2006, respectively.

Equity investments – The Company has a number of non-marketable equity investments that have not been consolidated in its financial statements but rather are recorded in accordance with either the cost or equity method of accounting depending on the percentage of ownership. At both December 31, 2007 and 2006, these investments included $4 million in CRA related investments. Not included in the carrying amount were commitments to fund an additional $1.6 and $1.2 million, respectively, at some future date. The Company also has recorded investments of $4 million, $20 million, and $56,000, respectively, in stock of the Federal Reserve Bank, the FHLB and preferred stock of Federal Agricultural Mortgage Corporation at year-end 2007. At December 31, 2006, these amounts were $4 million, $20 million, and $97,000, respectively. These investments are recorded at amortized historical cost or fair value, as applicable, with income recorded when dividends are declared.

Other investments, comprised of various affordable housing tax credit projects (AHTCP) and other CRA related investments, totaled approximately $698,000 and $733,000 at December 31, 2007 and 2006, respectively. Losses are limited to the remaining investment and there are no additional funding commitments on the AHTCPs by the Company. Those investments without guaranteed yields were reported on the equity method, while those with guaranteed yields were reported using the effective yield method. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus additional commitments, if any, and the potential for the recapture of tax credits on AHTCP should it fail to qualify for the entire period required by tax regulations.

Other investments – The Company also holds $2 million in a common security investment in AMCORE Capital Trust II (the “Capital Trust”), to which the Company has $52 million in long-term debt outstanding. The Capital Trust, in addition to the $2 million in common securities issued to the Company, has $50 million in Trust Preferred securities outstanding. The $50 million in Trust Preferred securities were issued to non-affiliated investors during 2007 and are redeemable beginning in 2012. In its Consolidated Balance Sheets, the Company reflects its $2 million common security investment on the equity method and reports the entire $52 million as outstanding long-term debt. For regulatory purposes, however, the $50 million in Trust Preferred securities qualifies as Tier 1 capital for the Company.

Fiduciary and agency – The Company’s subsidiaries also hold assets in a fiduciary or agency capacity that are not included in the Consolidated Financial Statements because they are not assets of the Company. Total assets administered by the Company were $2.7 billion at December 31, 2007 and 2006.

Contractual Obligations

In the ordinary course of its business, the Company enters into certain contractual arrangements. These obligations include issuance of debt to fund operations, property leases and derivative transactions. During 2007, the Company entered into five operating lease agreements. There are no residual value guarantees on these leases and no lease termination penalties or acceleration clauses. A $1.6 million land purchase contract entered into during 2006 was terminated during 2007. Also during 2007, the Company entered into a strategic arrangement with a national mortgage services company to provide private-label loan processing and servicing support. There are no minimum payment requirements, but there are penalties in the event of early termination of the agreement. With the predominant portion of its business being banking, the Company routinely enters into and exits various funding relationships including the issuance and extinguishment of long-term debt. See the discussion of Borrowings above, and Note 10 of the Notes to Consolidated Financial Statements. Other than these transactions, there were no material changes in the Company’s contractual obligations since the end of 2006. Amounts as of December 31, 2007 are listed in the following table:

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Time Deposits	$1,582,466	$925,116	$497,753	$149,333	$10,264
Long-Term Debt (1)	454,978	20,295	170,078	99,210	165,395
Capital Lease Obligations (2)	2,708	225	450	461	1,572
Operating Leases	105,570	4,361	9,147	7,468	84,774
Service Contracts	2,650	1,050	1,376	224	—
Interest Rate Swaps (3)	33,837	8,173	11,982	7,092	6,590
Planned Pension Obligation Funding	6,256	188	428	787	4,853

Total	$2,188,645	$959,408	$691,214	$264,575	$273,448

(1)	Includes related interest. Interest calculations on debt with call features were calculated through the first call date. Any debt with floating rates was calculated using the rate in effect at December 31, 2007. See Note 10 of Notes to the Consolidated Financial Statements.
(2)	Includes related interest. See Note 5 of Notes to the Consolidated Financial Statements.
(3)	Swap contract payments relate only to the “pay” side of the transaction. Any contracts with floating rates were calculated using the rate in effect at December 31, 2007.

ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

AMCORE’s credit risk is centered in its loan portfolio, which totaled $3.9 billion, or 80% of earning assets, including COLI on December 31, 2007. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer’s failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration and borrower concentration.

The Company is also exposed to carrier credit risk with respect to its $140 million investment in COLI. AMCORE has managed this risk by utilizing “separate accounts” in which its credit exposure is to a specific investment portfolio rather than the carrier. The underlying investment portfolios (which are managed by parties other than AMCORE) consist of investment grade securities and the investment guidelines typically have a requirement to sell if the securities are downgraded. Separate accounts constitute the majority of AMCORE’s COLI portfolio. In terms of COLI accounts where AMCORE is directly exposed to carrier risk, this risk has been managed by diversifying its holdings among multiple carriers and by periodic internal credit reviews. All carriers have investment grade ratings from the major rating agencies.

Allowance for Loan Losses

The Allowance is a significant estimate that is regularly reviewed by management to determine whether or not the amount is considered adequate to absorb inherent losses that are probable as of the reporting date. If not, an additional Provision is made to increase the Allowance. Conversely, this review could result in a decrease in the Allowance. This evaluation includes specific loss estimates on certain individually reviewed impaired loans and statistical loss estimates for loan groups or pools that are based on historical loss experience. Also included are other loss estimates, which reflect the current credit environment and that are not otherwise captured in the historical loss rates.

The determination by management of the appropriate level of the Allowance amounted to $53.1 million at December 31, 2007, compared to $40.9 million at December 31, 2006, an increase of $12.2 million or 30%. Specific loss estimates on individually reviewed impaired loans and loss estimates on loan pools based upon historical loss experience declined $1.6 million and $2.1 million, respectively, in 2007 compared to 2006. Other loss estimates to reflect the current credit environment increased $16.0 million. The increase in the Allowance was taken in light of sustained increases in the non-performing categories of the loan portfolio, increased delinquencies, higher net charge-offs and general weakening of real estate conditions in the Company’s markets.

At December 31, 2007, the Allowance as a percent of total loans and of non-accrual loans was 1.35% and 130%, respectively. These compare to the same ratios at December 31, 2006 of 1.04% and 136%. Net charge-offs were $16.9 million in 2007, an increase of $6.9 million from $10.0 million in 2006. This was 0.42% and 0.26% of average loans in 2007 and 2006, respectively. Increases included commercial and industrial loan net charge-offs of $1.7 million, commercial real estate net charge-offs of $4.3 million, residential real estate net charge-offs of $297,000 and consumer/installment net charge-offs of $631,000. Nearly one-fourth of the net charge-offs in 2007 were related to one large relationship.

Non-performing Assets

Non-performing assets consist of non-accrual loans, loans ninety days past due and still accruing interest, foreclosed real estate and other repossessed assets. Non-performing assets totaled $75.1 million as of December 31, 2007, an increase of $41.2 million or 121% from $33.9 million at December 31, 2006. The increase since December 31, 2006 consisted of a $10.9 million increase in non-accrual loans and an increase of $27.5 million in loans ninety days past due and still accruing interest, both driven by a general weakening of real estate conditions in the Company’s markets. These market conditions are expected to persist into 2008. Foreclosed assets increased by $2.7 million due to an increase in other real estate owned. Total non-performing assets represented 1.45% and 0.64% of total assets at December 31, 2007 and December 31, 2006, respectively.

While the Company strives to reflect all known risk factors in its evaluation, the ultimate loss could differ materially from the current estimate. See Critical Accounting Estimates for a discussion of the judgments and assumptions that are most critical in determining the adequacy of the Allowance.

In addition to the amount of non-accruing and delinquent loans over ninety days past due, management is aware that other possible credit problems of borrowers may exist. These include loans that are migrating from grades with lower risk of loss probabilities into grades with higher risk of loss probabilities, as performance and potential repayment issues surface. The Company monitors these loans and adjusts its historical loss rates in its Allowance evaluation accordingly. The most severe of these are credits that are classified as substandard assets due to either less than satisfactory performance history, lack of borrower’s sound worth or paying capacity, or inadequate collateral. As of December 31, 2007 and 2006, there were $5.6 million, and $460,000, respectively, in this risk category that were 60 to 89 days delinquent and $12.8 million and $1.9 million, respectively, that were 30 to 59 days past due. In addition, as of December 31, 2006, there were $684,000 of loans that were current, but had loss allocations of $139,000. There were none as of December 31, 2007.

Concentration of Credit Risks

As previously discussed, AMCORE strives to maintain a diverse loan portfolio in an effort to minimize the effect of credit risk. Summarized below are the characteristics of classifications that exceed 10% of total loans.

Commercial, financial, and agricultural loans were $767 million at December 31, 2007, and comprised 20% of gross loans, of which 0.48% were non-performing. Net charge-offs of commercial loans in 2007 and 2006 were 0.64% and 0.43%, respectively, of the average balance of the category.

Commercial real estate and construction loans were $2.4 billion at December 31, 2007, comprising 60% of gross loans, of which 2.51% were classified as non-performing. Net charge-offs of construction and commercial real estate loans during 2007 and 2006 were 0.29% and 0.12%, respectively, of the average balance of the category.

The above commercial loan categories included $602 million of loans to nonresidential building operators and $456 million of loans to building contractors, which were 15% and 12% of total loans, respectively. There were no other loan concentrations within these categories that exceeded 10% of total loans.

Residential real estate loans, which include home equity and permanent residential financing, totaled $468 million at December 31, 2007, and represented 12% of gross loans, of which 1.46% were non-performing. Net charge-offs of residential real estate during 2007 and 2006 were 0.11% and 0.05%, respectively, of the average balance in this category.

Installment and consumer loans were $336 million at December 31, 2007, and comprised 8% of gross loans, of which 0.33% were non-performing. Net charge-offs of consumer loans during 2007 and 2006 were 1.36% and 1.15%, respectively, of the average balance of the category. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $271 million at December 31, 2007. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of consumer credit.

Contained within the concentrations described above, the Company has $1.6 billion of interest only loans, of which $991 million are included in the construction and commercial real estate loan category, $431 million are included in the commercial, financial, and agricultural loan category, and $150 million are in home equity loans and lines of credit. In general, these loans are considered well secured with a range of maturities of two to ten years. The Company does not have significant concentrations of negative amortization loans, high loan-to-value loans, option adjustable-rate mortgage loans or loans that initially have below market rates that significantly increase after the initial period.

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

During 2007, wholesale funding, which includes borrowings and brokered deposits, increased $88 million. Wholesale funding represented 26% of total assets as of the end of both 2007, compared to 24% as of the end of 2006. The Company remains confident of its ability to meet and manage its short and long-term liquidity needs.

Investment securities portfolio – Scheduled maturities of the Company’s investment securities portfolio and the prepayment of mortgage and asset backed securities represent a significant source of liquidity. Approximately $26 million, or 3%, of the securities portfolio will contractually mature in 2008. See Table 4. This does not include mortgage and asset backed securities since their payment streams may differ from contractual maturities because borrowers may have the right to prepay obligations, typically without penalty. For example, scheduled maturities for 2007, excluding mortgage and asset backed securities, were $13 million, whereas actual proceeds from the portfolio, which included scheduled payments and prepayments of mortgage and asset backed securities, were $196 million. This compares to proceeds of $209 million and $213 million in 2006 and 2005, respectively.

At December 31, 2007, securities available for sale were $843 million or 16% of total assets compared to $900 million or 17% at December 31, 2006.

Loans – Funding of loans is the most significant liquidity need, representing 76% of total assets as of December 31, 2007. Since December 31, 2006, loans decreased $14 million. Loans held for sale, which represents mortgage origination funding awaiting sale, declined $10 million. The scheduled repayments and maturities of loans represent a substantial source of liquidity. Table 3 shows, for selected loan categories, that $828 million in maturities are scheduled for 2008.

Bank-issued deposits – Bank-issued deposits are the most cost-effective and reliable source of liquidity for the Company. During 2007, bank-issued deposits declined $144 million. Scheduled maturities of time deposits of $100,000 or more, as reflected in Table 5, are $383 million in 2008, of which $239 million are bank-issued.

Branch expansion – The Company’s branch expansion strategy poses a continuing challenge to short and long-term liquidity. The branch expansion has required, and will continue to require, other sources of liquidity to fund the expected loan growth net of expected deposit growth as well as the required investment in facilities.

Parent company – In addition to the overall liquidity needs of the Company, the parent company requires adequate liquidity to pay its expenses, repay debt when due, pay stockholder dividends and execute the Repurchase Program. Liquidity is primarily provided to the parent company through the Bank in the form of dividends. The Bank is limited by regulation in the amount of dividends that it can pay, without prior regulatory approval. During 2007 and 2006, the Company took steps to transfer excess liquidity to the parent company from the Bank, with dividend payments of $60 million and $55, respectively. For 2008, current Bank earnings may be paid as dividends without prior regulatory approval. An additional $40 million is available, subject to prior regulatory approval, without causing the Bank to be less than well-capitalized. See Note 19 of the Notes to Consolidated Financial Statements.

Other sources of liquidity – As of December 31, 2007, other sources of potentially available liquidity included approximately $250 million of unfunded Fed Funds lines, unused collateral sufficient to support $272 million in Federal Reserve Bank discount window advances, $192 million of unpledged debt investment securities, and $3 million of FHLB advances. The Company also has capacity, over time, to place sufficient amounts of brokered CDs as a source of mid to long-term liquidity. The Bank’s indirect auto portfolio, which at December 31, 2006 was $271 million, is a potential source of liquidity through future loans sales or securitizations. Fed funds lines are uncommitted lines and unpledged investment securities may not result in the same dollar of liquidity due to overcollateralization requirements.

Other uses of liquidity – At December 31, 2007, other potential uses of liquidity totaled $1.1 billion and included $867 million in commitments to extend credit, $18 million in residential mortgage commitments primarily held for sale, and $192 million in letters of credit. At December 31, 2006, these amounts totaled $1.2 billion.

The Company entered into a stock redemption agreement (Redemption Agreement) on October 16, 1989, as amended June 30, 1993, pursuant to Section 303 of the Internal Revenue Code to pay death taxes and other related expenses of certain stockholders. Such redemptions may be subject to bank regulatory agency approvals or limited by debt covenant restrictions. During 2006, the Company redeemed 86,000 shares, at a cost of $2.6 million, pursuant to the Redemption Agreement. At this level, regulatory approvals were not required and debt covenant limitations did not apply.

Capital Management

Total stockholders’ equity at December 31, 2007 was $369 million, a decrease of $31 million from December 31, 2006. The decrease in stockholders’ equity was due to a $52 million increase in treasury shares resulting from the Repurchase Program. This was partially offset by an $11 million increase in retained earnings and an $8 million reduction in accumulated other comprehensive loss.

AMCORE paid $17 million of cash dividends during 2007, which represent $0.74 per share, or a dividend payout ratio of 59.6%. This compares to $18 million or $0.74 per share paid in 2006, which represented a payout ratio of 38.2%. The book value per share decreased $0.01 per share to $16.80 at December 31, 2007, down from $16.81 at December 31, 2006.

As part of the Repurchase Program, the Company repurchases shares in open market and private transactions in accordance with Exchange Act Rule 10b-18. These repurchases are used in part to replenish the Company’s treasury stock for reissuances related to stock options and other employee benefit plans. Also repurchased are direct repurchases from participants related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. During 2007, the Company purchased 2.1 million shares in open-market and private transactions at an average price of $27.93 per share.

AMCORE has outstanding $52 million of capital securities through the Capital Trust. Of the $52 million, $50 million qualifies as Tier 1 capital for the Company’s regulatory capital purposes, which is the $52 million reduced by the $2 million of common equity securities owned by the Company. During 2006, the Company issued fixed/floating rate junior subordinated debentures in the amount of $50 million. The debt qualifies as Tier 2 Capital for Bank and Company regulatory capital purposes. The Bank has the capacity to issue, under regulatory guidelines, additional subordinated debt that would qualify as Tier 2 Capital.

As the following table indicates, AMCORE’s total risk-based capital, Tier 1 capital and leverage ratio all significantly exceed the regulatory minimums, as of December 31, 2007. As of the most recent notification from the Company’s regulators, the Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. See Note 20 of the Notes to Consolidated Financial Statements.

(Dollars in thousands)	December 31, 2007		December 31, 2006
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$519,487	11.68%	$535,776	11.62%
Total Capital Minimum	355,697	8.00%	368,885	8.00%

Amount in Excess of Regulatory Minimum	$163,790	3.68%	$166,891	3.62%

Tier 1 Capital (to Risk Weighted Assets)	$415,371	9.34%	$444,845	9.65%
Tier 1 Capital Minimum	177,849	4.00%	184,443	4.00%

Amount in Excess of Regulatory Minimum	$237,522	5.34%	$260,402	5.65%

Tier 1 Capital (to Average Assets)	$415,371	8.00%	$444,845	8.26%
Tier 1 Capital Minimum	207,125	4.00%	215,546	4.00%

Amount in Excess of Regulatory Minimum	$207,246	4.00%	$229,299	4.26%

Risk Weighted Assets	$4,446,219		$4,611,068

Average Assets	$5,193,119		$5,388,653

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

While AMCORE manages other risks in its normal course of operations, such as credit and liquidity risk, it considers interest-rate risk to be its most significant market risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of AMCORE’s business activities and operations. In addition, since AMCORE does not hold a trading portfolio, it is not exposed to significant market risk from trading activities. During 2007, there were no material changes in AMCORE’s primary market risk exposures. Based upon current expectations, no material changes are anticipated in the future in the types of market risks facing AMCORE.

Like most financial institutions, AMCORE’s net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime) and balance sheet growth or contraction. AMCORE’s asset and liability committee (ALCO) seeks to manage interest rate risk under a variety of rate environments by structuring the Company’s balance sheet and off-balance sheet positions. The risk is monitored and managed within approved policy limits.

The Company utilizes simulation analysis to quantify the impact on income before income taxes under various rate scenarios. Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model. Earnings at risk is calculated by comparing the income before income taxes of a stable interest rate environment to the income before income taxes of a different interest rate environment in order to determine the percentage change.

The following table summarizes the affect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 100 basis points and no change in the slope of the yield curve:

Change In Interest Rates	As of December 31, 2007	As of December 31, 2006
+100	+1.3%	-0.4%
-100	-5.9%	-7.9%

The amounts and assumptions used in the simulation model should not be viewed as indicative of expected actual results. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies. The above results do not take into account any management action to mitigate potential risk.

TABLE 1

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	Years Ended December 31,
	2007			2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$874,459	$39,391	4.50%	$1,120,828	$50,926	4.54%	$1,221,287	$55,943	4.58%
Short-term investments	8,551	494	5.77%	7,071	380	5.38%	8,841	304	3.44%
Loans held for sale	10,217	606	5.94%	22,843	1,220	5.34%	27,613	1,290	4.67%
Loans:
Commercial	798,290	64,949	8.14%	817,882	64,747	7.92%	773,728	50,998	6.59%
Commercial real estate	2,371,388	182,143	7.68%	2,236,353	170,389	7.62%	1,949,384	128,871	6.61%
Residential real estate	493,466	34,728	7.04%	489,110	33,420	6.83%	440,944	27,065	6.14%
Consumer	313,884	24,289	7.74%	314,818	22,286	7.08%	316,891	20,913	6.60%

Total loans (1) (3)	$3,977,028	$306,109	7.70%	$3,858,163	$290,842	7.54%	$3,480,947	$227,847	6.55%

Total interest-earning assets	$4,870,255	$346,600	7.12%	$5,008,905	$343,368	6.86%	$4,738,688	$285,384	6.02%
Allowance for loan losses	(44,917)			(41,912)			(42,108)
Non-interest-earning assets	415,160			402,275			421,074

Total assets	$5,240,498			$5,369,268			$5,117,654

Liabilities and Stockholders’ Equity:
Interest bearing deposits & savings deposits	$1,813,939	$59,984	3.31%	$1,771,301	$51,721	2.92%	$1,738,931	$34,103	1.96%
Time deposits	1,139,694	53,053	4.66%	1,225,364	50,542	4.12%	1,134,894	34,417	3.03%

Total bank issued interest-bearing deposits	$2,953,633	$113,037	3.83%	$2,996,665	$102,263	3.41%	$2,873,825	$68,520	2.38%
Wholesale deposits	665,935	34,150	5.13%	740,897	35,746	4.82%	619,104	23,303	3.76%
Short-term borrowings	276,439	13,728	4.97%	372,743	17,687	4.75%	514,711	16,869	3.28%
Long-term borrowings	396,571	22,517	5.68%	305,078	18,522	6.07%	166,837	10,283	6.16%

Total interest-bearing liabilities	$4,292,578	$183,432	4.27%	$4,415,383	$174,218	3.95%	$4,174,477	$118,975	2.85%
Non-interest bearing deposits	497,872			487,264			485,296
Other liabilities	64,478			66,705			63,764
Realized Stockholders’ Equity	394,228			416,246			399,793
Other Comprehensive Loss	(8,658)			(16,330)			(5,676)

Total Liabilities & Stockholders’ Equity	$5,240,498			$5,369,268			$5,117,654

Net Interest Income (FTE)		$163,168			$169,150			$166,409

Net Interest Spread (FTE)			2.84%			2.91%			3.17%

Interest Rate Margin (FTE)			3.35%			3.38%			3.51%

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35%. FTE adjustments totaled $2.6 million in 2007 , $4.2 million in 2006, and $4.8 million in 2005.
(2)	The average balances of the securities are based on amortized historical cost.
(3)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $3.2 million, $3.1 million, and $2.6 million for 2007, 2006, and 2005 respectively.

TABLE 1

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET—(Continued)

	Years Ended December 31,
	2007/2006			2006/2005
	Increase/(Decrease) Due to Change in		Total Net Increase (Decrease)	Increase/(Decrease) Due to Change in		Total Net Increase (Decrease)

	Average Volume	Average Rate		Average Volume	Average Rate
	(in thousands)
Interest Income:
Investment securities	$(11,102)	$(433)	$(11,535)	$(4,568)	$(449)	$(5,017)
Short-term investments	84	30	114	(70)	146	76
Loans held for sale	(738)	124	(614)	(240)	170	(70)
Loans:
Commercial	(1,571)	1,773	202	3,040	10,709	13,749
Commercial real estate	10,362	1,392	11,754	20,392	21,126	41,518
Residential real estate	300	1,008	1,308	3,118	3,237	6,355
Consumer	(66)	2,069	2,003	(138)	1,511	1,373

Total loans	9,072	6,195	15,267	26,251	36,744	62,995

Total Interest-Earning Assets	$(9,657)	$12,889	$3,232	$16,930	$41,054	$57,984

Interest Expense:
Interest bearing deposits	$1,270	$6,993	$8,263	$646	$16,972	$17,618
Time deposits	(3,694)	6,205	2,511	2,923	13,202	16,125

Total bank issued interest-bearing deposits	(1,487)	12,261	10,774	3,043	30,700	33,743
Wholesale deposits	(3,758)	2,162	(1,596)	5,115	7,328	12,443
Short-term borrowings	(4,749)	790	(3,959)	(5,447)	6,265	818
Long-term borrowings	5,259	(1,264)	3,995	8,395	(156)	8,239

Total Interest-Bearing Liabilities	$(4,946)	$14,160	$9,214	$7,210	$48,033	$55,243

Net Interest Income (FTE)	$(4,711)	$(1,271)	$(5,982)	$9,720	$(6,979)	$2,741

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

TABLE 2

ANALYSIS OF LOAN PORTFOLIO AND LOSS EXPERIENCE

	2007	2006	2005	2004	2003
	(dollars in thousands)
LOAN PORTFOLIO AT YEAR END:
Commercial, financial and agricultural	$767,312	$798,168	$818,657	$764,339	$733,167
Real estate-commercial	1,901,453	1,926,813	1,821,868	1,533,917	1,147,592
Real estate-residential	468,420	493,500	459,823	412,753	362,254
Real estate-construction	459,727	420,379	310,006	250,855	194,495
Installment and consumer	335,772	307,691	311,497	316,838	554,514
Direct lease financing	—	—	13	98	287

Gross loans	$3,932,684	$3,946,551	$3,721,864	$3,278,800	$2,992,309
Allowance for loan losses	(53,140)	(40,913)	(40,756)	(40,945)	(42,115)

Net Loans	$3,879,544	$3,905,638	$3,681,108	$3,237,855	$2,950,194

SUMMARY OF LOSS EXPERIENCE:
Allowance for loan losses, beginning of year	$40,913	$40,756	$40,945	$42,115	$35,214
Amounts charged-off:
Commercial, financial and agricultural	6,967	4,792	11,064	8,263	9,035
Real estate-commercial	7,195	2,965	240	2,902	1,382
Real estate-residential	674	664	1,012	614	1,154
Installment and consumer	6,318	6,096	5,354	6,527	7,884
Direct lease financing	—	7	91	12	124

Total Charge-offs	$21,154	$14,524	$17,761	$18,318	$19,579

Recoveries on amounts previously charged off:
Commercial, financial and agricultural	1,825	1,300	969	1,435	1,219
Real estate-commercial	267	356	231	176	617
Real estate-residential	149	436	192	176	14
Installment and consumer	2,053	2,469	1,700	1,907	1,114
Direct lease financing	—	—	—	2	6

Total Recoveries	$4,294	$4,561	$3,092	$3,696	$2,970

Net Charge-offs	$16,860	$9,963	$14,669	$14,622	$16,609
Provision charged to expense	29,087	10,120	15,194	15,530	24,917
Reductions due to sale of loans and other (1)	—	—	714	2,078	1,407

Allowance for Loan Losses, end of year	$53,140	$40,913	$40,756	$40,945	$42,115

RISK ELEMENTS:
Non-accrual loans	$40,972	$30,048	$21,680	$30,148	$31,671
Past due 90 days or more not included above	$29,826	$2,315	$8,533	$1,848	$3,304
Troubled debt restructuring	$11	$12	$13	$14	$—
RATIOS:
Allowance for loan losses to year-end loans	1.35%	1.04%	1.10%	1.25%	1.41%
Allowance to non-accrual loans	129.70%	136.16%	187.99%	135.81%	132.98%
Net charge-offs to average loans	0.42%	0.26%	0.42%	0.47%	0.57%
Recoveries to charge-offs	20.30%	31.40%	17.41%	20.18%	15.17%
Non-accrual loans to loans	1.04%	0.76%	0.58%	0.92%	1.06%

(1)	2005 includes estimated loss on unfunded commitments. See Note 15 of the Notes to Consolidated Financial Statements for further information.

TABLE 2

ANALYSIS OF LOAN PORTFOLIO AND LOSS EXPERIENCE—(Continued)

The allocation of the allowance for loan and lease losses at December 31, was as follows:

	2007		2006		2005		2004		2003
	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
	(dollars in thousands)
Commercial, financial and agricultural	$37,550	20.1%	$20,730	21.2%	$20,602	22.2%	$18,264	23.5%	$18,234	25.7%
Commercial RE	8,702	59.6%	8,106	58.0%	8,760	56.0%	11,969	48.5%	12,490	41.1%
Residential RE	683	12.4%	973	12.7%	959	12.7%	1,217	12.7%	885	13.8%
Installment and consumer	6,205	7.9%	6,410	8.1%	6,436	9.1%	5,796	15.3%	7,529	19.4%
Unallocated	—	*	4,694	*	3,999	*	3,699	*	2,977	*

Total	$53,140	100.0%	$40,913	100.0%	$40,756	100.0%	$40,945	100.0%	$42,115	100.0%

*	Not applicable

TABLE 3

MATURITY AND INTEREST SENSITIVITY OF LOANS

	December 31, 2007
	Time Remaining to Maturity			Total	Loans Due After One Year
	Due Within One Year	One To Five Years	After Five Years		Fixed Interest Rate	Floating Interest Rate
	(in thousands)
Commercial, financial and agricultural	$480,048	$241,592	$45,672	$767,312	$202,034	$85,230
Real estate-construction	348,153	111,574	—	459,727	66,208	45,366

Total	$828,201	$353,166	$45,672	$1,227,039	$268,242	$130,596

TABLE 4

MATURITY OF SECURITIES

	December 31, 2007
	Government Sponsored Enterprises (1)		States and Political Subdivisions (2)		Corporate Obligations and Other (3)		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities Available for Sale (4):
One year or less	$19,922	3.80%	$5,859	6.22%	$85	3.26%	$25,866	4.35%
After one through five years	—	—	63,938	5.72%	—	—	63,938	5.72%
After five through ten years	—	—	36,000	5.86%	—	—	36,000	5.86%
After ten years	—	—	13,523	6.30%	24,843	2.84%	38,366	4.06%
Mortgage-backed and asset-backed securities (5)	581,188	4.60%	—	—	97,438	5.51%	678,626	4.73%

Total Securities Available for Sale	$601,110	4.57%	$119,320	5.85%	$122,366	4.97%	$842,796	4.81%

(1)	Includes U.S. Government agencies.
(2)	Yields were calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(3)	The above schedule includes fair value of $25 million in equity investments which are included in the “corporate obligations and other” and the due “after ten years” classifications.
(4)	Amounts are reported at fair value. Yields were calculated based on amortized cost.
(5)	Includes $47 million of general obligations of FHLB, FNMA and FHLMC that are structured to have payment characteristics of a collateralized mortgage obligation security. Mortgage-backed and asset-backed security maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties. Therefore, these securities are not included within the maturity categories above.

TABLE 5

MATURITY OF TIME DEPOSITS $100,000 OR MORE

	As of December 31, 2007
	Time Remaining to Maturity
	Due Within Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total

	(in thousands)
Certificates of deposit	$132,265	$127,160	$123,917	$486,465	$869,807
Other time deposits	—	—	—	838	838

Total	$132,265	$127,160	$123,917	$487,303	$870,645

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

			December 31,
			2007	2006
			(in thousands, except share data)
	ASSETS
	Cash and cash equivalents		$132,156	$146,060
	Interest earning deposits in banks and fed funds sold		12,882	3,476
	Loans held for sale		3,636	13,818
	Securities available for sale, at fair value		842,796	899,833
	Gross loans		3,932,684	3,946,551
	Allowance for loan losses		(53,140)	(40,913)

	Net loans		$3,879,544	$3,905,638
	Company owned life insurance		140,022	134,583
	Premises and equipment, net		94,121	91,561
	Goodwill		6,148	6,148
	Foreclosed real estate, net		4,108	1,247
	Other assets		77,365	90,019

	Total Assets		$5,192,778	$5,292,383

	LIABILITIES
	Deposits:
	Non-interest bearing deposits		$508,389	$543,070
	Interest bearing deposits		1,867,633	1,801,335
	Time deposits		1,029,418	1,204,908

	Total bank issued deposits		$3,405,440	$3,549,313
	Wholesale deposits		597,816	796,869

	Total deposits		$4,003,256	$4,346,182
	Short-term borrowings		397,088	136,747
	Long-term borrowings		368,858	342,012
	Other liabilities		55,009	67,396

	Total Liabilities		$4,824,211	$4,892,337

	STOCKHOLDERS’ EQUITY
	Preferred stock, $1 par value; authorized 10,000,000 shares; none issued		$—	$—
	Common stock, $0.22 par value; authorized 45,000,000 shares;

	December 31, 2007	December 31, 2006
Issued	30,001,115	29,972,232
Outstanding	21,940,303	23,792,320	6,666	6,660
Treasury stock	8,060,812	6,179,912	(187,944)	(136,413)
	Additional paid-in capital		77,433	76,452
	Retained earnings		475,728	464,316
	Accumulated other comprehensive loss		(3,316)	(10,969)

	Total Stockholders’ Equity		$368,567	$400,046

	Total Liabilities and Stockholders’ Equity		$5,192,778	$5,292,383

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$305,580	$290,149	$227,124
Interest on securities:
Taxable	33,520	40,929	44,366
Tax-exempt	3,816	6,498	7,525

Total Income on Securities	$37,336	$47,427	$51,891

Interest on federal funds sold and other short-term investments	295	241	261
Interest and fees on loans held for sale	606	1,220	1,290
Interest on deposits in banks	199	139	43

Total Interest Income	$344,016	$339,176	$280,609

INTEREST EXPENSE
Interest on deposits	$147,187	$138,009	$91,823
Interest on short-term borrowings	13,728	17,687	16,869
Interest on long-term borrowings	22,517	18,522	10,283

Total Interest Expense	$183,432	$174,218	$118,975

Net Interest Income	160,584	164,958	161,634
Provision for loan losses	29,087	10,120	15,194

Net Interest Income After Provision for Loan Losses	$131,497	$154,838	$146,440

NON-INTEREST INCOME
Investment management and trust income	$16,765	$16,200	$15,095
Service charges on deposits	29,618	25,622	23,545
Mortgage banking income	1,793	3,917	4,071
Company owned life insurance income	5,429	7,891	5,415
Brokerage commission income	4,174	3,146	2,819
Bankcard fee income	7,862	6,225	4,882
Gain on sale of loans	243	576	864
Other	11,033	11,745	8,727

Non-Interest Income, Excluding Net Security (Losses) Gains	$76,917	$75,322	$65,418
Net security (losses) gains	(5,920)	267	995

Total Non-Interest Income	$70,997	$75,589	$66,413

OPERATING EXPENSES
Compensation expense	$75,822	$78,651	$69,315
Employee benefits	19,102	19,239	16,984
Net occupancy expense	14,652	11,443	11,367
Equipment expense	9,963	9,448	10,450
Data processing expense	3,369	2,998	2,360
Professional fees	8,397	9,317	4,002
Communication expense	5,258	5,088	4,716
Advertising and business development	4,166	7,409	6,530
Other	24,610	21,772	19,641

Total Operating Expenses	$165,339	$165,365	$145,365

Income from continuing operations before income taxes	$37,155	$65,062	$67,488
Income taxes	8,914	18,035	19,501

Income from continuing operations	$28,241	$47,027	$47,987

Discontinued operations:
(Loss) income from discontinued operations	$—	(131)	707
Income tax (benefit) expense	—	(379)	3,753

Income (loss) from discontinued operations	$—	$248	$(3,046)

Net Income	$28,241	$47,275	$44,941

EARNINGS PER COMMON SHARE
Basic: Incomefrom continuing operations	$1.23	$1.92	$1.93
Income (loss) from discontinued operations	—	0.01	(0.12)

Net Income	$1.23	$1.93	$1.81

Diluted:Income from continuing operations	$1.23	$1.91	$1.91
Income (loss) from discontinued operations	—	0.01	(0.12)

Net Income	$1.23	$1.92	$1.79

DIVIDENDS PER COMMON SHARE	$0.74	$0.74	$0.68
AVERAGE COMMON SHARES OUTSTANDING
Basic	22,887	24,466	24,814
Diluted	22,897	24,562	25,087

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except share data)
Balance at December 31, 2004	$6,643	$(102,832)	$74,102	$407,045	$(273)	$1,893	$386,578

Comprehensive Income (Loss):
Net Income	—	—	—	44,941	—	—	44,941
Net unrealized holding losses on securities available for sale arising during the period	—	—	—	—	—	(22,771)	(22,771)
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(995)	(995)
Income tax effect related to items of other comprehensive Income	—	—	—	—	—	9,049	9,049

Comprehensive Income	—	—	—	44,941	—	(14,717)	30,224

Cash dividends on common stock-$0.68 per share	—	—	—	(16,873)	—	—	(16,873)
Purchase of 256,196 shares for the treasury	—	(7,702)	—	—	—	—	(7,702)
Deferred Compensation and Other	1	—	703	—	199	—	903
Reissuance of 211,280 treasury shares for incentive plans	—	6,294	(1,525)	—	(220)	—	4,549
Issuance of 34,874 common shares for Employee Stock Plan	8	—	830	—	—	—	838

Balance at December 31, 2005	$6,652	$(104,240)	$74,110	$435,113	$(294)	$(12,824)	$398,517

Comprehensive Income (Loss):
Net Income	—	—	—	47,275	—	—	47,275
Net unrealized holding gains on securities available for sale arising during the period	—	—	—	—	—	3,403	3,403
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(267)	(267)
Income tax effect related to items of other comprehensive Income	—	—	—	—	—	(1,205)	(1,205)

Comprehensive Income	—	—	—	47,275	—	1,931	49,206

Cash dividends on common stock-$0.74 per share	—	—	—	(18,072)	—	—	(18,072)
Purchase of 1,316,124 shares for the treasury	—	(40,244)	—	—	—	—	(40,244)
Deferred Compensation and Other	—	—	144	—	—	—	144
Pension obligation adjustment	—	—	—	—	—	(76)	(76)
Stock-based compensation.	—	—	2,967	—	—	—	2,967
Reclassification upon adoption of SFAS No. 123R	—	—	342	—	294	—	636
Reissuance of 264,451 treasury shares for incentive plans	—	8,071	(1,939)	—	—	—	6,132
Issuance of 33,290 common shares for Employee Stock Plan	8	—	828	—	—	—	836

Balance at December 31, 2006	$6,660	$(136,413)	$76,452	$464,316	$—	$(10,969)	400,046

Comprehensive Income (Loss):
Net Income	—	—	—	28,241	—	—	28,241
Net unrealized holding gains on securities available for sale arising during the period	—	—	—	—	—	6,363	6,363
Less reclassification adjustment for net security losses included in net income	—	—	—	—	—	5,920	5,920
Pension transition obligation amortization	—	—	—	—	—	42	42
Income tax effect related to items of other comprehensive income	—	—	—	—	—	(4,672)	(4,672)

Comprehensive Income	—	—	—	28,241	—	7,653	35,894

Cash dividends on common stock-$0.74 per share	—	—	—	(16,829)	—	—	(16,829)
Purchase of 2,135,617 shares for the treasury	—	(59,609)	—	—	—	—	(59,609)
Deferred Compensation and Other	—	—	245	—	—	—	245
Stock-based compensation	—	—	1,685	—	—	—	1,685
Reissuance of 254,717 treasury shares for incentive plans	—	8,078	(1,608)	—	—	—	6,470
Issuance of 28,883 common shares for Employee Stock Plan	6	—	659	—	—	—	665

Balance at December 31, 2007	$6,666	$(187,944)	$77,433	$475,728	$—	$(3,316)	$368,567

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Cash Flows From Operating Activities
Net income	$28,241	$47,275	$44,941
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	8,105	7,371	8,701
Amortization and accretion of securities, net	588	1,523	1,830
Stock-based compensation expense	1,889	2,977	—
Tax benefit on exercise of stock options	764	845	877
Excess tax benefits from stock-based compensation	(733)	(792)	—
Provision for loan losses	29,087	10,120	15,194
Company owned life insurance income, net of claims	(5,439)	(5,072)	(5,415)
Net gain on sale of discontinued operations	—	—	(753)
Net securities losses (gains)	5,920	(267)	(995)
Net gain on sale of loans	(243)	(576)	(864)
Net gain on sale of Other Mortgage Servicing Rights (OMSRs)	(2,556)	—	—
Net gain on sale of mortgage loans held for sale	(1,002)	(1,582)	(2,524)
Originations of mortgage loans held for sale	(238,924)	(309,270)	(340,767)
Proceeds from sales of mortgage loans held for sale	250,108	321,172	349,995
Deferred income tax (benefit) expense	(9,848)	(625)	2,754
Decrease (increase) in other assets	7,615	(3,712)	1,812
(Decrease) increase in other liabilities	(11,735)	(4,605)	8,598

Net cash provided by operating activities	$61,837	$64,782	$83,384

Cash Flows From Investing Activities
Proceeds from maturities of securities available for sale	$196,074	$208,649	$213,072
Proceeds from sales of securities available for sale	200,159	157,284	54,107
Purchase of securities available for sale	(333,421)	(80,501)	(225,914)
Net (increase) decrease in federal funds sold and other short-term investments	(10,500)	5,200	(4,950)
Net decrease (increase) in interest earning deposits in banks	1,094	(2,963)	(402)
Net increase in loans	(12,770)	(253,022)	(472,223)
Proceeds from the sale of loans	—	11,963	10,371
Proceeds from the sale of subsidiary	—	—	10,000
Net proceeds from sale of OMSRs	17,529	—	—
Proceeds from (investment in) company owned life insurance	—	2,961	(3,314)
Premises and equipment expenditures, net	(10,654)	(14,088)	(8,239)
Proceeds from the sale of foreclosed real estate	2,199	1,595	6,672

Net cash provided by (used in) investing activities	$49,710	$37,078	$(420,820)

Cash Flows From Financing Activities
Net (decrease) increase in non-interest-bearing demand deposits	$(34,681)	$18,195	$45,796
Net increase (decrease) in interest-bearing demand deposits	66,298	(71,939)	352,892
Net (decrease) increase in time deposits	(175,490)	16,571	74,404
Net (decrease) increase in wholesale deposits	(199,053)	170,139	5,433
Net increase (decrease) in short-term borrowings	116,316	(360,115)	(116,546)
Proceeds from long-term borrowings	211,738	294,400	22,800
Payment of long-term borrowings	(41,245)	(116,000)	—
Dividends paid	(16,829)	(18,072)	(16,873)
Issuance of common shares for employee stock plan	665	836	838
Reissuance of treasury shares for incentive plans	5,706	5,287	3,672
Excess tax benefits from stock-based compensation	733	792	—
Purchase of shares for treasury	(59,609)	(40,244)	(7,702)

Net cash (used in) provided by financing activities	$(125,451)	$(100,150)	$364,714

Net change in cash and cash equivalents	$(13,904)	$1,710	$27,278
Cash and cash equivalents:
Beginning of year	146,060	144,350	117,072

End of year	$132,156	$146,060	$144,350

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$152,308	$131,817	$89,283
Interest paid on borrowings	35,193	35,621	26,619
Income tax payments	18,715	20,266	16,087
Non-Cash Investing and Financing
Foreclosed real estate—acquired in settlement of loans	5,903	2,201	2,401
Transfer current portion of long-term borrowings to short-term borrowings	144,025	7,528	16,722
Capitalized interest	139	257	101
Reduction in goodwill due to sale of subsidiary	—	—	9,427

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of AMCORE Financial, Inc. (the “Company”) and its subsidiaries conform to accounting principles generally accepted in the United States of America in all material respects. The preparation of Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates.

Description of the Business

The Company is a registered bank holding company headquartered in Rockford, Illinois, and conducts its principal business activities at locations within northern Illinois and southern Wisconsin. The primary business of the Company is the extension of credit and the collection of deposits with commercial and industrial, agricultural, real estate and consumer loan customers conducted through its banking subsidiary (the “Bank”). The Bank also offers products and services through its mortgage-banking segment. Although the Company strives to maintain a diversified loan portfolio, adverse changes in the local economies or in the commercial real estate markets could have a direct impact on the credit risk in the portfolio.

The Company also offers a variety of financial products and services through its financial services subsidiaries. These include trust services, investment management, estate administration, financial planning, employee benefit plan recordkeeping and administration and brokerage services.

Significant Accounting Policies

Principles of Consolidation. The financial statements include the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation. The operating results for Investors Management Group, Ltd. (IMG) have been reclassified and shown as discontinued operations on the Statements of Income and in the Notes to the Consolidated Financial Statements for all periods presented. This includes the effect of the sale of IMG and the transition of Vintage equity funds. See Note 2 for additional information.

Cash and Cash Equivalents. For purposes of reporting cash flows, the Company considers cash on hand, amounts due from banks, and cash items in process of clearing to be cash and cash equivalents. Cash flows for federal funds sold and interest-earning deposits in banks are not included in cash and cash equivalents.

Loans Held for Sale. Loans originated and intended for sale are recorded at the lower of cost or fair value. Historically, the Bank routinely engaged in forward sales contracts on mortgage loans originated and held for sale in order to minimize its risk of loss between the time the loan is originated and the time it is sold. Mortgage loans subject to a forward contract were marked-to-market pursuant to Statement of Financial Accounting Standards (SFAS) No. 133. In 2007, the Bank completed an arrangement with a third party mortgage loan processor and servicer to which the majority of mortgage loans are now being sold for a fixed fee net of origination costs. Gains and losses on the sale of loans are included in mortgage banking income.

Securities and Other Investments. Debt securities can be classified into three categories: held to maturity, trading, and available for sale. There were no held to maturity or trading securities outstanding during 2007 and 2006. Securities available for sale are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated Other Comprehensive Income (OCI) until realized. The interest method is used for the amortization and accretion of premiums and discounts. The objective of the interest method is to measure periodic interest income at a constant effective yield. The cost of securities sold is determined on a specific identification method.

Non-marketable equity securities, which include community reinvestment act (CRA) related fund investments, are reported under the cost or equity method depending on percentage of ownership. Also included in non-marketable equity securities are investments in stock of the Federal Reserve Bank and the Federal Home Loan Bank. Investments in affordable housing tax credit projects without guaranteed yields are reported on the equity method. Those with guaranteed yields are reported using the effective yield method. CRA related fund and affordable housing tax credit investments are reported as other assets on the Consolidated Balance Sheets.

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

Management periodically evaluates the loan portfolio in order to establish an adequate allowance for loan losses (the “Allowance”) to absorb estimated losses that are probable as of the respective reporting date. This evaluation includes specific loss estimates on certain individually reviewed loans where it is probable that the Company will be unable to collect all of the amounts due (principal or interest) according to the contractual terms of the loan agreement (impaired loans) and statistical loss estimates for loan groups or pools that are based on historical loss experience. Also included are loss estimates that reflect the current credit environment and that are not otherwise captured in the historical loss rates. These include the quality and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay and current economic and industry conditions, among other things.

Additions to the Allowance are charged against earnings for the period as a provision for loan losses (the “Provision”). Actual loan losses are charged against the Allowance when management believes that the collection of principal will not occur. The accrual of interest income is generally discontinued (the “Non-Accrual Status”) when management believes that collection of principal and/or interest is doubtful. Generally, loans that are not well secured and in the process of collection are placed in Non-Accrual Status when payment becomes past due for more than 90 days except for residential real estate loans which are placed on Non-Accrual Status at 120 days past due. Unpaid interest attributable to prior years for loans that are placed on Non-Accrual Status are also charged against the Allowance. Unpaid interest for the current year for loans that are placed on Non-Accrual Status are reversed against the interest income previously recognized. Subsequent recoveries of amounts previously charged to the Allowance, if any, are credited to the Allowance. Payments received from the borrower after a loan is placed on Non-Accrual Status are applied to reduce the principal balance of the loan until such time that collectability of remaining principal and interest is no longer doubtful. See Note 4 for additional information.

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

Foreclosed Real Estate. Foreclosed real estate comprises real properties acquired in partial or full satisfaction of loans. These properties are carried as other assets at the lower of cost or fair value less estimated costs to sell the properties. When the property is acquired through foreclosure, any excess of the related loan balance over the fair value less expected selling expenses, is charged against the Allowance. Subsequent declines in value or losses and gains upon sale, if any, are recognized in the Consolidated Statements of Income.

Mortgage Servicing Rights. The Company sells most of the one-to-four family residential real estate loans that it originates. Historically, these were primarily sold to the Federal Home Loan Mortgage Corporation (FHLMC), a U.S. government-sponsored enterprise (GSE). Gains recorded on the sale of the loans included the right to service the loans on behalf of FHLMC, a right that was retained by the Company, and that resulted in an originated mortgage servicing rights (OMSR) asset. The resulting OMSR asset was amortized as a charge against mortgage banking income in proportion to the principal amortization of the underlying serviced loans and as the actual servicing fee was collected.

Each reporting period, the Company re-evaluated the fair value of its remaining OMSR asset to determine whether or not the asset was impaired and needed to be written down to fair value or had recovered in value from a previous impairment write-down requiring a reversal of the previous impairment write-down. The initial OMSR gains, any subsequent impairment write-down’s and impairment write-down reversals resulted in a high degree of volatility in mortgage banking income. The amortization of the OMSR asset largely offset actual servicing fees collected.

During 2007, the Company sold the majority of its OMSR portfolio. The Company now sells most of the mortgage loans that it originates to a third-party mortgage loan processor and servicer and does not retain the OMSR.

Loan Securitization and Sales of Receivables. The Company has periodically sold certain indirect automobile loans in securitization transactions in exchange for cash and certain retained residual interests. The retained interests included rights to service the loans sold, interest collected on the loans that exceeded the amount required to be paid to the investors, the securitization agent and the servicer, and an interest in the sales proceeds that was withheld as collateral for potential credit losses at the time of the initial loan sales.

Upon each sale, the Company recognized a gain and assets were recorded for retained residual interests. The Company’s retained residual interests were subordinated to the interests of investors and the securitization agent, and were also subject to prepayment, credit and interest rate risk. As a result, the carrying value was periodically re-evaluated to determine if they were impaired, and if so, whether the impairment was other than temporary, requiring a charge to earnings.

During 2007, the outstanding balances of the underlying loans fell to a level where the cost of servicing the loans became burdensome in relation to the benefits of servicing. As a result, the Company exercised its option to repurchase the loans from the securitization trust (the “Clean-up Call”). The repurchased loans were recorded at fair value.

Impairment of Long-Lived Assets. Long-lived assets including goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized by a reduction to the carrying amount of the asset, thus establishing a new cost basis, with an offsetting charge to expense. Goodwill for each reporting unit of the Company is also tested for impairment annually. See Note 2 and Note 6 for additional information

Trust and Managed Assets. Assets that are held by subsidiaries in a fiduciary or agency capacity are not included in the consolidated financial statements as they are not assets of the Company. The total assets either administered or managed by the Company at December 31, 2007 and 2006 were $2.7 billion.

Derivative Financial Instruments and Hedging Activities. The Company periodically uses certain financial instruments, called derivatives, to help manage (the “Hedge”) its risk or exposure to changes in interest rates and in conjunction with its mortgage banking operations. The types of derivatives currently used are interest rate swaps (the “Interest Rate Derivatives”), mortgage loan commitments and forward contracts. Interest Rate Derivatives are contracts with a third party (the “Counter-party”) to exchange interest payment streams based upon an assumed principal amount (the “Notional Principal Amount”). The Notional Principal Amount is not advanced to/from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams.

The Company has used Interest Rate Derivatives to convert fixed-rate assets and liabilities (the “Hedged Items”) to floating-rate assets or liabilities. This is typically done when a fixed-rate liability has been incurred to fund a variable-rate loan or investment or when a commercial customer requires a long-term fixed-rate loan. The Interest Rate Derivative has the effect of matching the interest rate risk on the funding with the interest rate risk on the loans or investment or of eliminating the long-term interest rate risk, respectively. These types of Hedges are considered fair value Hedges. Interest rate swaps have also been used by the Company to convert assets and liabilities with variable-rate cash flows (the “Hedged Items”) to assets and liabilities with fixed-rate cash flows. Under this arrangement, the Company receives payments from or makes payments to the Counter-party at a specified floating-rate index that is applied to the Notional Principal Amount. This periodic receipt or payment essentially offsets floating-rate interest payments that the Company makes to its depositors or lenders or receives from its loan customers. In exchange for the receipts from or payments to the Counter-party, the Company makes payments to or receives a payment from the Counter-party at a specified fixed-rate that is applied to the Notional Principal Amount. Thus, what was a floating rate obligation or a floating rate asset before entering into the derivative arrangement is transformed into a fixed rate obligation or asset. These types of Hedges are considered cash flow Hedges.

All derivatives are recognized at fair value in the Consolidated Balance Sheets. Changes in fair value for derivatives that are not Hedges as defined by accounting principles generally accepted in the United States of America are recognized in the Consolidated Statements of Income as they arise. If the derivative qualifies for hedge accounting, depending on the nature of the Hedge, changes in the fair value of the derivative are either offset in the Income Statement or recorded as a component of other comprehensive income (OCI) in the Consolidated Statements of Stockholders’ Equity. If the derivative is designated as a fair value Hedge, the changes in the fair value of the derivative net of the changes in fair value of the Hedged item attributable to the Hedged risk are recognized in the Income Statement. To the extent that fair value Hedges are highly effective, changes in the fair value of the derivatives will largely be offset by changes in the fair values of the Hedged items. If the derivative is designated as a cash flow Hedge, changes in the fair value due to the passage of time (the “Time Value”) are excluded from the assessment of Hedge effectiveness and therefore flow through the

Income Statement for each period. The effective portion of the remaining changes in the fair value of the derivative (the “Intrinsic Value”) are recorded in OCI and are subsequently recognized in the Income Statement when the Hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow Hedges are recognized in the Income Statement. Hedge ineffectiveness is caused when the change in expected future cash flows or fair value of a Hedged item does not exactly offset the change in the future expected cash flows or fair value of the derivative instrument, and is generally due to differences in the interest rate indices or interest rate reset dates.

Also considered derivatives are one-to-four family residential mortgage loan commitments (the “Commitments”) and forward mortgage loan sales (the “Forward Contracts”) collectively (the “Mortgage Loan Derivatives”) that are reported at fair value on the Consolidated Balance Sheets. Changes in the fair value of the Mortgage Loan Derivatives are recognized in the Consolidated Statements of Income.

The method that the Company uses to assess whether or not a Hedge is expected to be highly effective in achieving offsetting changes in cash flows or fair values of the risk that is being hedged (the “Prospective Considerations”) and the method that it uses to determine that the Hedge has been highly effective in achieving those offsets (the “Retrospective Evaluations”) are defined and documented at the inception of each Hedge and are consistently applied, on a quarterly basis, throughout the Hedge term in order to measure and record Hedge ineffectiveness. Hedges that are similar in nature are assessed in a similar manner. Hedge ineffectiveness is recognized in earnings for the period.

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

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment.” Under this accounting standard, companies are no longer permitted to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the Consolidated Statements of Income. The “modified prospective” transition method as permitted by SFAS No. 123R was adopted and accordingly, the Company has not restated prior periods to 2006 to reflect the impact of SFAS No. 123R. Under this transition method, compensation cost is recognized for all share-based payments granted subsequent to the effective date of January 1, 2006 and for all awards granted, but not yet vested, prior to the effective date.

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

Reclassifications. Certain prior year amounts may be reclassified to conform to the current year presentation, including a reclassification of ATM–related activity in Segment reporting. See Note 18 for additional information.

New Accounting Standards

Income Taxes Uncertainties. In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” that clarifies the accounting for uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was adopted in the first quarter of 2007. The adoption of this interpretation had no impact on the Company’s Consolidated Balance Sheets or Statements of Income.

Servicing of Financial Assets. During the first quarter of 2007, the Company adopted SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 requires an entity to separately recognize servicing assets and servicing liabilities and to report these balances at fair value upon inception. With the sale of the majority of the OMSRs during first quarter 2007, the adoption of this standard did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Income

Cash Surrender Value of Life Insurance. In September 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-5 “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin (TB) No. 85-4, Accounting for Purchases of Life Insurance.” The issue discusses whether an entity should consider the contractual ability to surrender all of the individual-life policies together when determining the amount that could be realized. Under some insurance contracts, the policies provide a greater surrender value if all individual policies are surrendered at the same time rather than if the policies were surrendered over a period of time. The EITF determined that any additional amounts included in the contractual terms should be considered when determining the realizable amounts. This issue was adopted in the first quarter of 2007 and did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Income.

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. For some entities, the application of the standard may change how fair value is measured. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. The adoption of this standard will not have a material affect on the Company’s Consolidated Balance Sheets or Statements of Income.

Split-Dollar Life Insurance. In September 2006, the FASB ratified EITF Issue No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The issue requires companies to recognize a liability for future benefits on split dollar insurance arrangements if the benefit to the employee extends to postretirement periods. The issue is required to be applied to fiscal years beginning after December 15, 2007, with earlier application permitted. Adoption of this standard will not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Income.

Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The fair value option established by this standard permits all entities to choose to measure eligible items at fair value at specified election dates. Under SFAS No. 159, a business entity is required to report unrealized gains and losses on items for which the fair value option have been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As of January 1, 2008, the Company had not chosen to measure any new items at fair value.

Loan Commitments Recorded at Fair Value Through Earnings. In November 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 109, which supersedes SAB No. 105, which applied only to derivative loan commitments that are accounted for at fair value through earnings. The new guidance states that, consistent with the guidance in SFAS No. 156, “Accounting for Servicing of Financial Assets”, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Adoption of this standard in first quarter 2008 is not expected to have a material impact on the Company’s Consolidated Balance Sheets or Statements of Income.

Minority Interests. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.” Among other things, SFAS No. 160 requires minority interests be recorded as a separate component of equity and that net income attributable to minority interests be clearly identified on the Statement of Income. SFAS No. 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008. Earlier adoption is prohibited. Statement No. 160 is required to be applied prospectively, except for the presentation and disclosure requirements. Adoption of this standard in fiscal year 2009 is not expected to have a material impact on the Company’s Consolidated Balance Sheets or Statements of Income.

Business Combinations. In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, to improve financial reporting on business combination, including recognition and measurement of assets acquired, liabilities assumed, noncontrolling interests, and goodwill. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Adoption of this standard is not expected to have a material impact on the Company’s Consolidated Balance Sheets or Statements of Income.

NOTE 2 – MERGERS, ACQUISITIONS AND DIVESTITURES

During 2005, the Company transitioned three Vintage equity funds into two mutual funds managed by Federated Investors, Inc. and sold its subsidiary IMG. The transition of $142 million in assets of three Vintage equity funds to two Federated mutual funds was completed in September 2005, resulting in a pre-tax gain of $1.3 million. On December 30, 2005, the Company completed the sale of IMG resulting in a $576,000 pre-tax loss, net of associated costs, and a $3.2 million tax charge. During 2006, finalization of tax calculations on the divestiture of IMG resulted in a $328,000 income tax benefit. The operating results for IMG have been reclassified and shown as discontinued operations on the Consolidated Statements of Income and in the Notes to the Consolidated Financial Statements for all periods presented. This includes the effect of the sale of IMG, the transition of the Vintage equity funds and in 2006 an income tax benefit resulting from finalization of prior year tax payments.

NOTE 3—SECURITIES

A summary of information for investment securities, categorized by security type, at December 31, 2007, 2006 and 2005 follows. Fair values are based on quoted market prices or are based on quoted prices for similar financial instruments.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2007
Securities Available for Sale:
U.S. Government sponsored enterprises (GSEs)	$67,055	$86	$(374)	$66,767
Mortgage-backed securities (1)	538,330	1,028	(5,015)	534,343
State and political subdivisions	118,903	869	(452)	119,320
Corporate obligations and other (2)	123,781	155	(1,570)	122,366

Total Securities Available for Sale	$848,069	$2,138	$(7,411)	$842,796

December 31, 2006
Securities Available for Sale:
U.S. Treasury	$5,002	$—	$(38)	$4,964
U.S. Government sponsored enterprises (GSEs)	51,635	11	(727)	50,919
Mortgage-backed securities (1)	727,839	471	(17,692)	710,618
State and political subdivisions	93,441	548	(629)	93,360
Corporate obligations and other (2)	39,472	536	(36)	39,972

Total Securities Available for Sale	$917,389	$1,566	$(19,122)	$899,833

December 31, 2005
Securities Available for Sale:
U.S. Treasury	$5,008	$—	$(91)	$4,917
U.S. Government sponsored enterprises (GSEs)	117,161	43	(1,445)	115,759
Mortgage-backed securities (1)	851,552	788	(20,450)	831,890
State and political subdivisions	166,051	2,244	(1,114)	167,181
Corporate obligations and other (2)	64,304	56	(723)	63,637

Total Securities Available for Sale	$1,204,076	$3,131	$(23,823)	$1,183,384

A summary of unrealized loss information for investment securities, categorized by security type, was as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses (3)	Fair Value	Unrealized Losses (4)	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2007
Securities Available for Sale:
U.S. Government sponsored enterprises (GSEs)	$21,448	$(40)	$29,966	$(333)	$51,414	$(373)
Mortgage-backed securities	107,229	(656)	241,996	(4,359)	349,225	(5,015)
State and political subdivisions	19,342	(255)	21,861	(198)	41,203	(453)
Corporate obligations and other	71,208	(1,570)	1,178	—	72,386	(1,570)

Total Unrealized Losses on Securities Available for Sale	$219,227	$(2,521)	$295,001	$(4,890)	$514,228	$(7,411)

December 31, 2006
Securities Available for Sale:
U.S. Treasury	$—	$—	$4,964	$(38)	$4,964	$(38)
U.S. Government sponsored enterprises (GSEs)	—	—	37,826	(727)	37,826	(727)
Mortgage-backed securities	29,449	(92)	648,375	(17,600)	677,824	(17,692)
State and political subdivisions	19,244	(77)	33,010	(552)	52,254	(629)
Corporate obligations and other	101	—	1,475	(36)	1,576	(36)

Total Unrealized Losses on Securities Available for Sale	$48,794	$(169)	$725,650	$(18,953)	$774,444	$(19,122)

December 31, 2005
Securities Available for Sale:
U.S. Treasury	$—	$—	$4,917	$(91)	$4,917	$(91)
U.S. Government sponsored enterprises (GSEs)	37,357	(491)	63,773	(954)	101,130	(1,445)
Mortgage-backed securities	362,303	(6,281)	434,655	(14,169)	796,958	(20,450)
State and political subdivisions	54,991	(787)	11,218	(327)	66,209	(1,114)
Corporate obligations and other	11,863	(269)	11,553	(454)	23,416	(723)

Total Unrealized Losses on Securities Available for Sale	$466,514	$(7,828)	$526,116	$(15,995)	$992,630	$(23,823)

(1)	Includes the following U.S. Government agency issuances: $17 million of Government National Mortgage Association and $4 million of United States Department of Veterans Affairs at December 31, 2007, and $6 million and $4 million, respectively, at December 31, 2006.
(2)	At December 31, 2007, and 2006, includes investments of $4 million and $20 million, respectively, in stock of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB). At December 31, 2005, these amounts were $4 million and $21 million respectively. These investments are recorded at historical cost with income recorded when dividends are declared. A portion of the FRB and FHLB investments are restricted as to sale because they are held to satisfy membership requirements.
(3)

The Company has the ability to hold, and has no intent to dispose of, the related securities until maturity or upon fair value exceeding cost, as of December 31, 2007. The total $3 million of unrealized losses less than 12 months is related to 76 securities. None of the unrealized losses were individually significant to the total and, except as discussed below, the unrealized losses were caused by interest rate increases. Of the total, $656,000 was related to 22 mortgage-backed securities issued by GSEs with a quality rating of “Aaa”; $40,000 related to three “Aaa” rated GSEs; $255,000 related to 37 municipal obligation bonds with quality ratings from “A3” to “Aaa”, with the exception of one that was not rated; and $2 million related to five “Aaa” rated private issue mortgage related collateral mortgage obligations totaling $1 million and nine “Aaa” rated private issue asset backed collateral mortgage obligations totaling $506,000.

(4)	The Company has the ability to hold, and has no intent to dispose of, the related securities until maturity or upon fair value exceeding cost, as of December 31, 2007. The total $5 million of unrealized losses 12 months or longer is related to 106 securities. None of the unrealized losses were individually significant to the total and, except as discussed below, the unrealized losses were caused by interest rate increases. Of the total, $4 million was related to 61 mortgage-backed securities issued by GSEs with a quality rating of “Aaa”; $333,000 related to five “Aaa” rated GSEs; and $198,000 related to 39 municipal obligation bonds with quality ratings from “A1” to “Aaa”, with the exception of one that was not rated.

A summary of realized gain and loss information follows for the years ended December 31:

	2007	2006	2005
	(in thousands)
Realized Gains	$—	$1,886	$1,052
Realized Losses	(5,920)	(1,619)	(57)

	$(5,920)	$267	$995

The $5.9 million net security losses for 2007 was mainly due to the sale of approximately $200 million of bonds purchased in 2003 and 2004 in order to reduce longer-term interest rate and liquidity risk. The proceeds of the sales were reinvested in shorter-term securities that enabled the Company to improve the repricing match of its assets and liabilities.

The amortized cost and fair value of securities available for sale as of December 31, 2007, by contractual maturity are shown below. Mortgage-backed and asset-backed security maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties. Therefore, these securities are not included within the maturity categories above.

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$25,916	$25,866
Due after one year through five years	63,520	63,938
Due after five years through ten years	35,838	36,000
Due after ten years	38,512	38,366
Mortgage-backed securities (GSEs and corporate)	684,283	678,626

Total Securities	$848,069	$842,796

At December 31, 2007 and 2006, securities with a fair value of approximately $621 million and $585 million, respectively, were pledged to secure public deposits, securities under agreements to repurchase, derivative credit exposure and for other purposes required by law.

The above schedules include amortized cost of $25 million and fair value of $25 million in equity investments at December 31, 2007. The amortized cost and fair value were $29 million and $30 million, respectively, at December 31, 2006, and were both $47 million at December 31, 2005. These are included in the “corporate obligations and other” and the “due after ten years” classifications above.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at December 31, 2007 and 2006 was as follows:

	2007	2006
	(in thousands)
Commercial, financial and agricultural	$767,312	$798,168
Real estate-commercial	1,901,453	1,926,813
Real estate-residential	468,420	493,500
Real estate-construction	459,727	420,379
Installment and consumer	335,772	307,691

Gross loans	$3,932,684	$3,946,551
Allowance for loan losses	(53,140)	(40,913)

Net Loans	$3,879,544	$3,905,638

Non-performing and past due loan and asset information as of and for the years ended December 31, was as follows:

	2007	2006
	(in thousands)
Impaired Loans:
Non-accrual:
Commercial	$347	$3,327
Real estate	35,446	14,621

Total Impaired Loans	$35,793	$17,948

Other Non-performing:
Non-accrual loans (1)	5,179	12,100

Total Non-performing Loans	$40,972	$30,048

Loans 90 days or more past due and still accruing	$29,826	$2,315

Total Non-performing Loans	$70,798	$32,363

Foreclosed Assets:
Real estate	$4,108	$1,247
Other	201	317

Total Foreclosed Assets	$4,309	$1,564

Total Non-performing Assets	$75,107	$33,927

Troubled debt restructurings	$11	$12

(1)	These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

Impaired loan information as of and for the years ended December 31, was as follows:

	2007	2006	2005
	(in thousands)
Impaired loans without an allowance allocation	$12,748	$—	$—
Impaired loans with an allowance allocation	23,045	17,948	17,566
Allowance provided for impaired loans	4,999	6,094	7,210
Average recorded investment in impaired loans	36,238	19,368	22,855
Interest income recognized from impaired loans	698	482	377
Interest income that would have been recorded under normal contract terms	2,590	2,084	1,446

An analysis of the allowance for loan losses for the years ended December 31, follows:

	2007	2006	2005
	(in thousands)
Balance at beginning of year	$40,913	$40,756	$40,945
Provision charged to expense	29,087	10,120	15,194
Loans charged off	(21,154)	(14,524)	(17,761)
Recoveries on loans previously charged off	4,294	4,561	3,092
Reductions due to sale of loans and other (1)	—	—	(714)

Balance at end of year	$53,140	$40,913	$40,756

(1)	2005 includes estimated loss on unfunded commitments. See Note 15 for additional information.

The Bank has had, and is expected to have in the future, banking transactions with directors, executive officers, their immediate families and affiliated companies in which they are a principal stockholder (commonly referred to as related parties). These transactions were made in the ordinary course of business on substantially the same terms as comparable transactions with other borrowers.

Related party loan transactions during 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	(in thousands)
Balance at beginning of year	$13,200	$10,950	$12,598
New loans	6,278	16,892	14,237
Repayments	(7,934)	(14,642)	(15,885)

Balance at end of year	$11,544	$13,200	$10,950

NOTE 5 – PREMISES, EQUIPMENT AND LEASE COMMITMENTS

A summary of premises and equipment at December 31, 2007 and 2006 follows:

	2007	2006
	(in thousands)
Land	$26,757	$26,579
Buildings and improvements	78,877	78,653
Furniture and equipment	58,436	61,447
Leasehold improvements	10,971	8,239
Construction in progress	5,046	1,356

Total premises and equipment	$180,087	$176,274
Accumulated depreciation and amortization	(85,966)	(84,713)

Premises and Equipment, net	$94,121	$91,561

For financial reporting purposes, the Company utilizes the straight-line depreciation method with salvage values employed when applicable. The depreciation term assigned to a specific asset will approximate the estimated useful life of the asset or in the case of capital leases and leasehold improvements the lesser of the non-cancellable lease term or the estimated useful life.

Certain branch locations, ATM equipment, and office equipment are leased under noncancellable leases. There were 40 branch or office location leases, one of which is classified as a capital lease, and 16 equipment leases, of which one is classified as a capital lease. The leases expire at various dates through the year 2038; however, most of the Company’s leases contain renewal options for multi-year periods at fixed or calculable rentals. Some lease rents periodically adjust for changes in the consumer or other price indices. Most leases are periodically adjusted for changes in common area maintenance/operating expenses (CAM) or real estate taxes, or require the Company to pay real estate taxes directly to the taxing authority.

In 2005, the Company entered into a sale-leaseback arrangement through which it sold a branch office and leased back a portion for a period of 15 years. The realized gain on the sale of $110,000 has been deferred and is being amortized as a reduction of expense over the term of the lease.

The following summary reflects the future minimum lease rental payments required under operating and capital leases that, as of December 31, 2007, have remaining noncancellable lease terms in excess of one year.

Years ending December 31,	Operating Leases	Capital Leases
	(in thousands)
2008	$4,361	$225
2009	4,814	225
2010	4,333	225
2011	3,901	231
2012	3,567	230
Thereafter	84,774	1,572

Total minimum lease payments	$105,750	$2,708

Less: Amount representing interest		(1,445)

Present value of net minimum lease payments		$1,263

	2007	2006	2005
	(in thousands)
Rental expense charged to net occupancy expense	$3,489	$1,807	$1,863

The following is an analysis of the leased property and equipment recorded under capital leases:

	Asset balances at December 31,
	2007	2006
	(in thousands)
Branch facilities – buildings and improvements	$1,070	$1,070
Sorters	234	—
Less: Accumulated amortization	(361)	(303)

Net capitalized leases	$943	$767

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill by segment at December 31, 2007 and 2006 follows:

	2007	2006
	(in thousands)
Retail Banking	$3,572	$3,572
Commercial Banking	2,381	2,381
Investment Management and Trust	195	195

Total Goodwill	$6,148	$6,148

There were no changes in the carrying amount of goodwill for the year ended December 31, 2007. There were no other intangible assets for the years ended December 31, 2007 or 2006.

The fair value of each reporting unit exceeded its carrying (book) value at the annual evaluation date of October 1; thus, no impairment loss was recognized in 2007, 2006 or 2005. See Note 7 for information regarding the Company’s mortgage servicing rights asset.

NOTE 7 – MORTGAGE SERVICING RIGHTS

During 2007, the Company sold a majority of its originated mortgage servicing rights (OMSRs) portfolio as a result of a strategic arrangement with a national mortgage services company to provide private-label loan processing and servicing support entered into during the first quarter of 2007. The Company sold OMSRs relating to $1.5 billion of mortgage loans serviced for other investors for a total sales price of $17.5 million. The sales resulted in pre-tax gains of $2.6 million included in other non-interest income on the Consolidated Statements of Income. The transition to the new processing and servicing arrangement was completed during the second quarter of 2007.

The unpaid principal balance of mortgage loans serviced for others, which are not included on the Consolidated Balance Sheets, was $16.5 million and $1.5 billion at December 31, 2007 and 2006, respectively. Of this amount, the Company has recorded OMSRs on mortgage loans serviced balances of $14.7 million and $1.4 billion as of December 31, 2007 and 2006, respectively. The remaining balance of originated loans sold and serviced for others also have servicing rights associated with them; however, these servicing rights arose prior to the adoption of SFAS No. 122, “Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65”, as amended by SFAS Nos. 125 and 140, and accordingly, have not been capitalized. Amounts collected as servicing agent on loans serviced for third parties, and not yet remitted, totaled $182,000 and $14.0 million at December 31, 2007 and 2006, respectively. These amounts are included in other liabilities on the Consolidated Balance Sheets.

The carrying value and fair value of OMSRs consisted of the following as of December 31, 2007 and 2006.

	2007	2006
	(in thousands)
Unamortized cost of OMSRs	$139	$14,287
Carrying value of OMSRs	$139	$14,287
Fair value of OMSRs	$207	$17,456

The following is a disclosure of the key assumptions used in estimating the fair value of OMSRs.

Estimated fair market value of OMSRs is the present value of the expected future cash flows over the projected life of the loan. Assumptions used in the present value calculation are based on actual performance of the underlying servicing along with general market consensus. The expected cash flow is the net amount of all mortgage servicing income and expense items. The expected cash flow is discounted at an interest rate appropriate for the associated risk given current market conditions. Significant assumptions as of December 31, 2007 and 2006 include:

	2007	2006
Prepayment Speed (5 year average)	8.90%	14.21%
Discount Rate	18.00%	10.05%
Escrow Float Rate	4.75%	4.75%
Average Servicing Cost per Loan	$58.00	$41.00

The following is an analysis of the OMSR activity. There was no valuation allowance at December 31, 2007 or 2006. For the purpose of measuring impairment, loans are stratified and evaluated based on loan type and investor as determined by materiality and reasonableness.

	2007	2006
	(in thousands)
Unamortized Cost of OMSRs
Balance at beginning of year	$14,287	$13,275
Additions of OMSRs	1,222	3,527
Amortization	(247)	(2,515)
Sale of OMSRs	(15,123)	—

Balance at end of year	$139	$14,287

The estimated OMSR amortization expense, which is part of the Mortgage Banking Segment, is as follows:

Years ending December 31,	(in thousands)
2008	$16
2009	16
2010	15
2011	15
2012	14
Thereafter	63

Total	$139

The weighted-average amortization period for OMSRs retained during the fourth quarter of 2007 was 15 years.

NOTE 8 – SALE OF RECEIVABLES

The Company has periodically sold certain indirect automobile loans in securitization transactions in exchange for cash and certain retained residual interests. The retained interests included rights to service the sold loans, interest collected on the loans over the amount required to be paid to the investors, the securitization agent and the servicer, plus an interest in the sales proceeds that was withheld as collateral for potential credit losses at the time of the initial loan sales. There were no sales in 2007 or 2006.

Upon each sale, the Company recognized a gain and assets were recorded for retained residual interests. The Company’s retained residual interests were subordinated to the interests of investors and the securitization agent, and were also subject to prepayment, credit and interest rate risk. As a result, the carrying value was periodically re-evaluated to determine if they were impaired, and if so, whether the impairment was other than temporary, requiring a charge to earnings. There were no other than temporary impairment changes in 2007 or 2006.

During 2007, the outstanding balances of the underlying loans fell to a level where the cost of servicing the loans became burdensome in relation to the benefits of servicing. As a result, the Company exercised its Clean-up Call option and repurchased the loans from the securitization trust. As of December 31, 2007, the balance of the repurchased loans that are now included on the Company’s Consolidated Balance Sheet was $22 million. As of December 31, 2006, the balance of automobile loans serviced and not included on the Company’s Consolidated Balance Sheet was $55 million. The carrying value of retained residual interests was $5 million at the end of 2006.

NOTE 9 – SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(in thousands)
Securities sold under agreements to repurchase	$130,015	$84,366	$410,089
Federal Home Loan Bank borrowings	144,086	7,512	16,711
Federal funds purchased	108,775	39,580	50,278
U.S. Treasury tax and loan note accounts	12,000	5,273	10,245
Commercial paper and other short-term borrowings	2,212	16	2,011

Total Short-Term Borrowings	$397,088	$136,747	$489,334

Additional details on securities sold under agreements to repurchase are as follows:

Average balance during the year	$121,326	$262,209	$437,906
Maximum month-end balance during the year	$152,185	$436,907	$470,306
Weighted average rate during the year	4.89%	4.77%	3.30%
Weighted average rate at December 31	4.55%	4.65%	4.27%

NOTE 10 – LONG-TERM BORROWINGS

Long-term borrowings consisted of the following at December 31, 2007 and 2006:

	2007	2006
	(in thousands)
Federal Home Loan Bank borrowings	$256,110	$249,741
Trust Preferred borrowings	51,547	41,238
Subordinated Debentures	50,000	50,000
Senior Debt	10,000	—
Capitalized lease obligations	1,201	1,033

Total Long-Term Borrowings	$368,858	$342,012

The Company periodically borrows from the Federal Home Loan Bank (FHLB), collateralized by mortgage-backed securities and eligible one-to-four family and multi-family real estate loans. The average stated maturity of these borrowings at December 31, 2007 is 3.1 years, with a weighted average borrowing rate of 4.94%. Certain fixed-rate FHLB borrowings have prepayment penalties and call or conversion to floating-rate features associated with them. FHLB borrowings of $1.0 million have call or conversion features, which have the potential to be exercised by FHLB in 2008. Mortgage-related assets with a carrying value of $490 million were held as collateral for FHLB borrowings at December 31, 2007.

On August 8, 2007, the Company entered into a $20 million senior debt facility agreement. The Company has drawn $10 million against this facility and may borrow the remaining sums until August 8, 2008. Interest is charged based on one month LIBOR plus a spread that varies based on certain performance factors, which was 6.0% at December 31, 2007. The credit facility matures on July 31, 2010, but may be prepaid at anytime prior to that date without penalty.

On March 30, 2007, the Company redeemed its $40 million of 9.35% coupon AMCORE Capital Trust I (Capital Trust) preferred securities for a premium of $1.9 million and wrote off the remaining unamortized issuance costs of $386,000 which were included in other operating expense on the Consolidated Statement of Income. The redemption was funded by $50 million of new trust preferred securities (Capital Trust II) and $2 million of common securities, which pay cumulative cash distributions quarterly at an annual rate of 6.45%. After June 6, 2012, the securities are redeemable at par until June 6, 2037 when redemption is mandatory. Prior redemption, at a premium, is permitted under certain circumstances such as changes in tax or regulatory capital rules. The proceeds of the capital securities were invested in junior subordinated debentures that represent all of the assets of Capital Trust II. The Company fully and unconditionally guarantees the capital securities through the combined operation of the debentures and other related documents. The Company’s obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Company. The $52 million of debentures the Company has bears interest at a rate of 6.45% with put features that mirror the capital security call features. Of the $52 million, $50 million qualifies as Tier 1 Capital for consolidated regulatory capital purposes.

During 2006, the Company issued two fixed/floating rate junior subordinate debentures of $35 million and $15 million for a total of $50 million. The average stated maturity of these debentures at December 31, 2007 is 13.9 years, with a weighted average interest rate of 6.93%. The initial interest rate is fixed and the earliest call date is September 15, 2016. After the first call date, successive payments, if any, due thereafter bear a weighted average interest rate equal to three-month LIBOR plus 1.66%. The debt qualifies as Tier 2 Capital for regulatory capital purposes.

Other long-term borrowings include a capital lease with a net carrying value of $1.0 million on a branch facility leased by the Company. The Company is amortizing the capitalized lease obligation and depreciating the facility over the remaining non-cancellable term of the original lease, which expires or renews in 2021. In December 2007, the Company entered into a capital lease agreement for a data operations sorter with a net carrying value of $230,000. The Company is amortizing the capitalized lease obligation over the term of the original lease, which expires in 2012.

The Company reclassifies borrowings to short-term borrowings when the remaining maturity becomes less than one year. Scheduled reductions of long-term borrowings are as follows:

Total
(in thousands)
2009	$129,187
2010	10,491
2011	25,085
2012	92
2013	101,623
Thereafter.	102,380

Total Long-Term Borrowings	$368,858

In 2006, the Company extinguished $74 million of high-cost FHLB debt. An expense of $2.1 million related to the debt extinguishment was incurred and was primarily a non-cash cost and included the recognition of unamortized market adjustments associated with previously terminated hedges. The expense is recorded in other operating expenses in the Consolidated Statements of Income for the year ended December 31, 2006.

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

The following derivative related activity is included in other non-interest income in the Consolidated Statements of Income, for the years ended:

	2007	2006	2005
	(in thousands)
Changes in Value:
Derivatives not qualifying for Hedge accounting	$(838)	$181	$(486)
Ineffective portion of fair value Hedges	41	17	12
Mortgage loan derivatives	(72)	29	(132)

Total	$(869)	$227	$(606)

Fair value Hedges on $74 million of FHLB borrowings were terminated in 2006 and 2004, resulting in a loss of $2.9 million and a gain of $690,000, respectively. These amounts were deferred and classified as long-term debt with amortization to earnings over the remaining terms of the FHLB borrowings, in accordance with SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities”. During 2006, the $74 million in FHLB borrowings was extinguished and the $2.1 million remaining unamortized net deferred loss on the previously terminated hedges was charged to other operating expense.

The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at December 31, 2007 and 2006. The Notional Principal Amount is not advanced to/from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams and is not recorded on the Consolidated Balance Sheets. Positive fair values are recorded in other assets and negative fair values are recorded in other liabilities in the Consolidated Balance Sheets.

	2007			2006
				Weighted Average
	Notional Amount	Fair Value	Years to Maturity	Receive Rate	Pay Rate	Notional Amount	Fair Value
	(dollars in thousands)
Derivative instruments designated as hedges of fair value:
Pay fixed/receive variable swaps (1)	$23,695	$(278)	3.3	7.65%	6.73%	$24,621	$662
Receive fixed/pay variable swaps (2)	48,416	(94)	1.6	4.78%	5.44%	96,008	(1,200)

Non-designated derivative instruments (3):
Pay fixed/receive variable swaps	34,818	(1,068)	4.3	6.29%	5.99%	12,794	317
Receive fixed/pay variable swaps	32,562	(191)	4.5	4.69%	5.07%	32,639	(852)
Pay fixed/receive variable swaps-forward rate lock	1,897	(70)	6.7	7.48%	7.30%	6,347	(78)

Total Interest Rate Swaps	$141,388	$(1,701)	3.3	5.65%	5.73%	$172,409	$(1,151)

Forward sale loan commitments	23,071	(96)				25,405	(59)
Mortgage loan commitments	17,906	43				18,528	78

Total Loan Commitments	40,977	(53)				43,933	19

Total Derivative Instruments	$182,365	$(1,754)				$216,342	$(1,132)

(1)	Hedging fixed rated loans
(2)	Hedging fixed rate certificates of deposits (CDs)
(3)	Includes fixed rate loan, CD, and COLI swaps which were not designated as hedging instruments under SFAS No. 133

Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as modified by SFAS No. 138 and amended by SFAS No. 149, all derivatives are recognized at fair value in the Consolidated Balance Sheets. Changes in fair value for derivatives that are not Hedges are recognized in the Consolidated Statement of Income as they arise. If the derivative is a Hedge, depending on the nature of the Hedge, changes in the fair value of the derivative are either offset in the Income Statement or are recorded as a component of other comprehensive income in the Consolidated Statement of Stockholders’ Equity.

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

The following table shows the carrying amounts and fair values of financial instruments at December 31, 2007 and 2006 that have liquid markets in which fair value is assumed to be equal to the carrying amount, have readily available quoted market prices, are based on quoted prices for similar financial instruments or represent quoted surrender values:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$132,156	$132,156	$146,060	$146,060
Interest earning deposits in banks and fed funds sold	12,882	12,882	3,476	3,476
Loans held for sale	3,636	3,636	13,818	13,818
Securities available for sale	842,796	842,796	899,833	899,833
Mortgage servicing rights	139	207	14,287	17,456
Company owned life insurance	140,022	140,022	134,583	134,583

The carrying amounts and fair values of accruing loans at December 31, 2007 and 2006 were as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Commercial, financial and agricultural	$765,514	$767,527	$793,896	$789,234
Real estate	2,791,249	2,819,220	2,815,490	2,808,048
Installment and consumer, net	334,949	341,679	307,117	306,872

Total accruing loans	$3,891,712	$3,928,426	$3,916,503	$3,904,154

Fair values of loans were estimated for portfolios with similar characteristics. The fair value of loans was calculated by discounting contractual and prepayment cash flows using estimated market discount rates, which reflect the interest rate risk inherent in the loan. The fair value of non-accrual loans was $36.0 million and $24.2 million in 2007 and 2006, respectively. See Note 4 for additional information.

The carrying value of interest receivable and payable approximates fair value due to the relatively short period of time between accrual and expected realization. At December 31, 2007 and 2006, interest receivable was $25.5 million and $25.9 million, respectively, and interest payable was $19.7 million and $23.8 million, respectively.

The following table shows the carrying amounts and fair values of financial instrument liabilities at December 31, 2007 and 2006:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Non-interest-bearing deposits	$508,389	$508,389	$543,070	$543,070
Interest-bearing deposits	1,912,496	1,912,496	1,875,584	1,875,584
Time deposits	1,582,371	1,598,986	1,927,528	1,919,994
Short-term borrowings	397,088	401,025	136,747	136,702
Long-term borrowings	368,858	388,562	342,012	349,102
Letters of credit	794	1,101	986	1,142
Interest rate swap agreements	1,701	1,701	1,151	1,151
Forward sale loan commitments	96	96	59	59
Mortgage loan commitments	(43)	(43)	(78)	(78)
Deferred Compensation	12,607	12,963	14,623	14,590

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW and money market accounts, is equal to the carrying amount in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. There is, however, additional value to the deposits of the Company, a significant portion of which has not been recognized in the consolidated financial statements. This value results from the cost savings of these core funding sources versus obtaining higher-rate funding in the market. The fair value of time deposits, short-term borrowings and long- term borrowings was determined by discounting contractual cash flows using offered rates for like instruments with similar remaining maturities.

The fair value of letters of credit is equal to the carrying amount of deferred fees recorded in accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. See discussion included in Note 15 for additional information.

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

The above fair value estimates were made at a discrete point in time based on relevant market information and other assumptions about the financial instruments. As no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on judgments regarding current economic conditions, future expected cash flows and loss experience, risk characteristics and other factors. These estimates are subjective in nature and involve uncertainties and therefore cannot be calculated with precision. There may be inherent weaknesses in calculation techniques, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, which could significantly affect the results. In addition, the fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to assess the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant investments in subsidiaries, specifically the Investment Management and Trust operations, are not considered financial instruments and the franchise values have not been included in the fair value estimates. Similarly, premises and equipment and intangible assets have not been considered.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for actual extensions of credit. The credit risk involved for commitments to extend credit and in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, securities, inventory, property and equipment and income-producing commercial properties. The Company is also exposed to carrier credit risk with respect to its $140 million investment in COLI. AMCORE has managed this risk by utilizing “separate accounts”, in which our credit exposure is to a specific investment portfolio rather than a carrier. The underlying investment portfolios (which are managed by parties other than AMCORE) consist of investment grade securities and the investment guidelines typically have a requirement to sell if the securities are downgraded. In terms of COLI accounts where AMCORE is directly exposed to carrier credit risk, this risk has been managed by diversifying its holdings among multiple carriers and by periodic internal credit reviews. All carriers have investment grade ratings from the major ratings agencies.

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

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2007 and 2006, is as follows:

	2007	2006
	(in thousands)
Financial instruments whose contract amount represent credit risk only:
Commitments to extend credit	$885,334	$963,675
Letters of credit	191,884	234,411

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

NOTE 13 – STOCK-BASED COMPENSATION

The Company has several stock-based compensation plans. The Company provides an employee stock purchase plan and makes awards of stock options, restricted stock and performance share units (PSUs). The awards granted under those plans are accounted for using the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment.” The “modified prospective” transition method as permitted by SFAS No. 123R was adopted and accordingly, the Company has not restated periods prior to 2006 to reflect the impact of SFAS No. 123R. Under this transition method, compensation cost is recognized for all share-based payments granted subsequent to the effective date of January 1, 2006 and for all awards granted, but not yet vested, prior to the effective date.

Prior to January 1, 2006, the Company accounted for awards granted under those plans using the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Stock options were granted at an exercise price equal to the market value on the date of grant and as a result no expense was recorded. Proforma expense was estimated using a Black-Scholes valuation model. Restricted stock was recorded at the market value on the date of issuance and performance share units were revalued each period based upon actual performance and current market value and recognized over the period during which they were earned.

The Company’s actual expense related to stock-based compensation for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	(in thousands)
Compensation expense included in reported operating expenses:
Stock options	$2,182	$2,176	$—
Employee stock purchase plan	102	49	—
Performance share units	(552)	593	598
Restricted stock	157	159	139

Total stock-based compensation expense	$1,889	$2,977	$737

Income tax benefits	$676	$1,112	$277

At December 31, 2007, total unrecognized stock-based compensation expense was $4.3 million, net of estimated forfeitures, which will be recognized over a weighted average amortization period of 2.1 years. Prior to adopting SFAS No. 123R, the Company presented tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. For the twelve months ended December 31, 2007 and 2006, respectively, $733,000 and $792,000 of excess tax benefits have been classified as an operating cash outflow and financing cash inflow.

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

The Company annually evaluates the assumptions used in the Black-Scholes model. The Company believes that the combination of historical and implied volatility provides a reasonable estimate of expected stock price volatility and will continue to monitor these and other relevant factors to estimate expected volatility for future option grants. The Company utilizes the “simplified” method for estimating the expected term of options granted during the period as provided for in SAB 107. The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the date of grant. Dividend yield is the Company’s annual dividend rate expressed as a percentage of the closing stock price on grant date. Estimated forfeitures are based on historical employee termination experience. The estimate of forfeitures is adjusted to the extent that actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized in subsequent periods as they occur.

The Company adopted the alternative transition method provided in the FSP No. FAS 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards.

The fair value of the Company’s employee and director stock options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions.

	2007	2006	2005
Expected dividend yield	2.38%	2.47%	2.43%
Expected price volatility	19.16%	19.08%	27.31%
Expected term in years	6.1	6.0	6.4
Expected risk-free interest rate	4.64%	4.77%	4.07%
Estimated forfeiture rate	1.24%	1.37%	1.95%
Estimated average fair value of options granted	$6.33	$6.14	$7.03

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

Stock Options. Non-qualified stock options are issued at an exercise price equal to the fair market value of the shares on the grant date and generally vest within three to four years and expire from seven to ten years from the date of grant. Options issued are valued using the Black-Scholes model with assumptions as previously described. The activity during and the total options outstanding and exercisable as of 2007, 2006 and 2005 pursuant to the SAIP and previous incentive plans are as follows:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	1,954,194	$25.94	1,815,566	$24.43	1,694,890	$23.25
Options granted	486,994	31.33	479,033	30.07	399,900	27.01
Option reloads	10,698	30.14	8,054	30.31	21,215	31.34
Options exercised	(231,859)	23.19	(269,311)	22.36	(241,356)	20.87
Options cancelled	(43,196)	26.79	(16,137)	30.96	(12,956)	31.26
Options forfeited	(112,407)	29.55	(63,011)	28.42	(46,127)	27.77

Options outstanding at end of year	2,064,424	$27.33	1,954,194	$25.94	1,815,566	$24.43

Options exercisable at end of year	1,167,487	$25.12	1,103,975	$23.86	1,129,108	$22.97

Weighted average remaining contractual life of outstanding and exercisable shares at December 31, 2007 was 5.4 years and 3.3 years, respectively. The aggregate intrinsic value of the outstanding and exercisable shares at year-end were both $545,000.

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

Compensation expense is calculated based upon the expected number of PSUs earned during the performance period and is recorded over the service period. The fair value is calculated equal to market value on the date of grant less the present value of dividends that are not earned during the performance period. As of December 31, 2007, 59,070 PSUs were expected to be earned and the weighted average grant date fair value per PSU was $27.42. Expense is adjusted for forfeitures as they occur.

	2007		2006		2005
	PSU	Weighted Average Exercise Price	PSU	Weighted Average Exercise Price	PSU	Weighted Average Exercise Price
Units outstanding at beginning of year	119,511	$28.38	63,146	$30.72	22,400	$32.18
Units estimated to be granted	27,600	24.68	76,115	27.65	39,346	30.40
Units forfeited	(26,375)	28.80	(10,710)	29.86	(5,720)	29.80
Adjustment to estimated grants	(61,666)	27.45	(9,040)	28.66	7,120	28.32

Units outstanding at end of year	59,070	$27.42	119,511	$28.38	63,146	$30.72

Weighted average remaining vesting period of outstanding shares at December 31, 2007, 2006 and 2005 were 4.0 years, 3.7 years and 3.4 years respectively.

Restricted Stock Awards. The Company granted restricted stock awards to certain key employees in 2000. The shares are restricted as to transfer, but are not restricted as to dividend payment and voting rights. Transfer restrictions lapse at the end of three or nine years contingent upon continued employment. Restricted stock grants are valued at market value on the date of grant and are expensed over the service period. As of December 31, 2007, non-vested shares totaled 8,183 with a weighted average fair value of $25.35 per share. During 2007, 2,500 shares were granted, 2,846 restricted shares were forfeited and returned to treasury, and restrictions were released on 867 shares.

Directors’ Stock Plans. The Restricted Stock Plan for Non-Employee Directors provides that eligible non-employee directors receive, in lieu of a cash retainer, shares of common stock of the Company. Since May 2007, the value of restricted common stock issued was equal to two thirds of the equivalent of three year’s annual retainer with one-third issued at the election of the director in restricted stock, cash, or deposited to a Deferred Compensation account in the name of the director. Prior to May 2007, the value of restricted common stock issued was equal to three times the annual retainer. Restricted stock grants are valued at market value on the date of grant and are expensed over the required service period. The shares vested annually over a three-year period based upon the anniversary date of the election and continued service as a director. The practice of issuing additional restricted stock upon initial election in place of a former director retirement plan has been discontinued. As of December 31, 2007, restricted shares totaled 10,882 with a weighted average fair value of $27.73 per share. A total of 4,084 restricted shares were issued, restrictions were released on 7,267 shares during the year, and 1,019 shares were cancelled.

The 2001 Stock Option Plan for Non-Employee Directors provides that each current eligible non-employee director and each subsequently elected non-employee director receive options to purchase common stock of the Company. Options granted have an exercise price equal to the market value on the date of grant and generally vest within one to three years and expire in seven to ten years from the date of grant. Stock options granted pursuant to this plan are valued using a Black-Scholes model with assumptions as previously described. The following table presents certain information with respect to stock options issued to non-employee directors pursuant to the 2001 Plan and previous stock option plans.

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	117,250	$24.33	101,000	$22.90	96,500	$21.67
Options granted	30,000	29.71	20,000	29.45	20,000	25.88
Options exercised	(8,750)	20.59	(3,750)	13.33	(15,500)	19.08
Options forfeited	—	—	—	—	—	—

Options outstanding at end of year	138,500	$25.73	117,250	$24.33	101,000	$22.90

Options exercisable at end of year	95,170	$23.95	97,250	$23.27	81,000	$22.17

Weighted average remaining contractual life of outstanding and exercisable shares at December 31, 2007 was 5.1 years and 3.4 years, respectively. The aggregate intrinsic values of the outstanding and exercisable shares at year-end were both $57,000.

Non-vested options and exercise proceeds. A summary of the Company’s non-vested employee and director stock options as of December 31, 2007 is presented below.

	Employee options		Director options
	Shares	Average Price	Shares	Average Price
Non-vested options at beginning of year	850,219	$28.65	20,000	$29.45
Options granted	497,692	31.30	30,000	29.71
Options forfeited	(112,407)	29.55	—	—
Options vested	(338,567)	28.14	(6,670)	29.45

Non-vested options at end of year	896,937	$30.20	43,330	$29.63

	2007	2006	2005
Fair value of stock options vested during year (000’s)	$2,256	$2,013	$2,500
Per option fair value of stock options vested during year	$6.54	$7.18	$7.30
Number of shares exercised during year	240,609	273,061	256,856
Intrinsic value of options exercised during year (000’s)	$2,062	$2,248	$2,517

During 2007, the Company received cash or stock equivalent to the exercise price of $5.6 million and a tax benefit of $775,000 was recognized related to these options. The Company may periodically repurchase shares in open market and private transactions in accordance with Exchange Act Rule 10b-18 to replenish treasury stock for issuances related to stock option exercises and other employee benefit plans.

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

Shares issued pursuant to the ESPP are prohibited from sale by a participant for two years after the date of purchase. Dividends earned are credited to a participant’s account and used to purchase shares from the Company’s treasury stock at the same discounted price on the next purchase date. The Company has the option to purchase all, or any portion of, the shares owned by such participant that, at the time of termination of employment, are subject to the restriction on transfer. The 15% discount is recorded as compensation expense and is amortized on a straight-line basis over the two-year service period. As of December 31, 2007, $95,000 remains unrecognized related to shares issued during 2006 and 2007.

Prior Period Proforma Presentation. Prior to January 1, 2006 the Company accounted for stock-based compensation plans pursuant to APB 25. The following table sets forth proforma information as if compensation expense had been determined consistent with the requirements of SFAS No. 123.

Year Ended December 31, 2005
(in thousands, except per share data)
Net Income:
Income from continuing operations	$47,987
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(2,143)

Pro forma	$45,844

Diluted Shares:
As reported	$25,087
Deduct: Shares due to average unrecognized compensation cost related to future services	(68)

Pro forma	$25,019

Basic Earnings per share from continuing operations
As reported	$1.93
Pro forma	1.85
Diluted Earnings per share from continuing operations
As reported	$1.91
Pro forma	1.83

NOTE 14 – BENEFIT PLANS

Retirement Plans

The AMCORE Financial Security Plan (Security Plan) is a qualified defined contribution plan under Sections 401(a) and 401(k) of the Internal Revenue Code. All eligible employees of the Company participate in the Security Plan, which provides a basic retirement contribution funded by the Company. In addition, employees have the opportunity to make contributions that are eligible to receive matching Company contributions up to certain levels. The expense related to the Security Plan for the years ended December 31, 2007, 2006 and 2005 was $4.0 million, $3.9 million and $3.9 million, respectively. The Company also has a non-qualified profit sharing plan that provides cash payment based upon achievement of corporate performance goals, to all employees who have met service requirements. The expense related to the profit sharing plan for the years ended December 31, 2007, 2006 and 2005 was $458,000, $686,000 and $973,000, respectively.

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

The expense related to this arrangement for the years ended December 31, 2007, 2006 and 2005 was $86,000, $102,000 and $227,000, respectively.

Another arrangement, which is an unfunded, non-qualified, defined benefit plan, provides supplemental retirement benefits that are based upon three percent of final base salary, times the number of years of service. Benefits under this plan may not exceed 70% or be less than 45% of a participant’s final base salary less offsets for employer retirement plan benefits attributable to employer contributions and 50% of a participants’ Social Security benefit. Since the plan is unfunded, there are no plan assets. The measurement date for obligations of this plan is as of December 31. The projected benefit obligation was $3.4 million and $3.2 million, respectively at December 31, 2007 and 2006. The periodic benefit costs for the years ending December 31, 2007, 2006 and 2005 were $814,000, $1.5 million and $289,000, respectively.

The Company has discontinued a defined benefit plan that pays a lifetime annual retainer to certain retired non-employee directors. However, the Company continues to make payments to those non-employee directors that became eligible prior to the discontinuation of the plan. The plan is non-qualified and unfunded, and since the plan is unfunded, there are no plan assets. The measurement date for obligations of this plan is as of December 31. The projected benefit obligation was $279,000 and $398,000, respectively, at December 31, 2007 and 2006. The periodic benefit costs for the years ending December 31, 2007, 2006 and 2005 were $204,000, $178,000 and $55,000, respectively.

The following tables summarize, in aggregate for the two defined benefit retirement plans, the changes in obligations, net periodic benefit costs and other information for the years ended December 31.

	2007	2006
	(in thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$3,569	$2,335
Service cost	71	34
Interest cost	201	134
Actuarial losses, settlement and adjustments	704	1,267
Benefits paid	(845)	(201)

Projected benefit obligation at end of year	$3,700	$3,569

Plan Assets	$—	$—
Funded Status	3,700	3,569
Unrecognized transition obligation	(80)	(122)

Liability recorded in Consolidated Balance Sheets	$3,620	$3,447

Amounts recorded in Other Comprehensive Income:
Transition obligation	$47	$76

	2007	2006	2005
	(in thousands)
Components of net periodic benefit cost:
Service cost	$71	$34	$16
Interest cost	201	134	111
Transition obligation amortization	42	42	42
Actuarial losses, settlement and adjustments	704	1,515	174

Net periodic cost	$1,018	$1,725	$343

The net periodic cost for 2007 included a lump-sum settlement accrual in connection with the separation of a senior executive and an accrual to settle the obligations for two directors not yet in payout under the directors’ defined benefit plan. In 2008, $42,000 of the unrecognized transition obligation will be amortized.

	2007	2006	2005
Weighted-average assumptions:
Discount rate at end of year	5.99%	5.75%	5.75%
Rate of compensation increase – employee plan	4.00%	4.00%	3.00%
Rate of compensation increase – director plan	0%	0%	0%

Estimated benefit payments (in thousands):
2008	$188
2009	181
2010	247
2011	397
2012	390
2013-2017	1,871

Contributions of $845,000 and $201,000 were made during 2007 and 2006, respectively, to fund benefit payments. The plans have no assets at December 31, 2007 or 2006.

Other Benefit Plans

The AMCORE Financial, Inc. Employee Health Benefit Plan (Health Plan) provides group medical, pharmacy, dental and vision benefits to eligible participating employees of the Company and their dependents. Employees, retirees, and COBRA beneficiaries contribute specific premium amounts determined annually by the Health Plan’s administrator based upon actuarial recommendations for coverage. Retirees and COBRA beneficiaries contribute 100% of their premiums. The Company’s share of the employee premiums and other Health Plan costs are expensed as incurred. Expense related to the Health Plan was $5.8 million, $5.3 million and $5.0 million for 2007, 2006 and 2005, respectively. Life insurance benefits are provided to eligible active employees. Because retiree premiums are actuarially based and are paid 100% by the retiree, the Company has not recorded a postretirement liability.

The Company provides a deferred compensation plan (entitled “AMCORE Financial, Inc. Deferred Compensation Plan”) for certain key employees and directors. This plan provides the opportunity to defer salary, bonuses and non-employee director fees. Participants may defer up to 90% of base compensation and up to 100% of bonus. The deferred compensation liability to participants is recorded in other liabilities in the Consolidated Balance Sheets. The deferrals and earnings grow tax deferred until withdrawn from the plan. The amount and method of payment are pre-defined by participants each year of deferral. Earnings credited to individual accounts are recorded as compensation expense when earned. The total non-qualified deferred compensation plan liability totaled $12.6 million and $14.6 million at December 31, 2007 and 2006, respectively. Expense related to the deferred compensation plan was $806,000, $992,000 and $801,000 for 2007, 2006 and 2005, respectively.

NOTE 15 – CONTINGENCIES, GUARANTEES AND REGULATORY MATTERS

Contingencies:

Management believes that no litigation is threatened or pending in which the Company faces potential loss or exposure which will materially affect the Company’s consolidated financial position or consolidated results of operations. Since the Company’s subsidiaries act as depositories of funds, trustee and escrow agents, they occasionally are named as defendants in lawsuits involving claims to the ownership of funds in particular accounts. The Bank is also subject to counterclaims from defendants in connection with collection actions brought by the Bank. This and other litigation is incidental to the Company’s business.

During fourth quarter 2007, as a member of the VISA, Inc. organization (VISA), the Company accrued a $653,000 liability for its proportionate share of various claims against VISA. This amount consisted of $217,000 of claims settled by VISA but not yet paid, a $68,000 estimate of claims considered probable by VISA pursuant to SFAS No. 5, “Accounting for Contingencies” and $368,000 representing the Company’s estimate of certain indemnification obligations pursuant to FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.

Guarantees:

The Bank, as a provider of financial services, routinely enters into commitments to extend credit to its customers, including a variety of letters of credit. Letters of credit are a conditional but generally irrevocable form of guarantee on the part of the Bank to make payments to a third party obligee, upon the default of payment or performance by the Bank customer or upon consummation of the underlying transaction as intended. Letters of credit are typically issued for a period of one year to five years, but can be extended depending on the Bank customer’s needs. As of December 31, 2007, the maximum remaining term for any outstanding letter of credit expires on December 15, 2012.

A fee is normally charged to compensate the Bank for the value of the letter of credit that is issued at the request of the Bank customer. The fees are deferred and recognized as income over the term of the guarantee. As of December 31, 2007, the carrying value of these deferrals was a deferred credit of $803,000. This amount included a $111,000 guarantee liability for letters of credit recorded in accordance with FIN No. 45. The remaining $692,000 represented deferred fees charged for letters of credit exempted from the scope of FIN No. 45.

At December 31, 2007, the contractual amount of all letters of credit, including those exempted from FIN No. 45, was $191.9 million. These represent the maximum potential amount of future payments that the Company would be obligated to pay under the guarantees.

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

In addition to the guarantee liability and deferred fees described above, the Company has recorded a contingent liability for estimated probable losses on unfunded loan commitments and letters of credit outstanding. This liability was $958,000 and $1.1 million as of December 31, 2007, and 2006, respectively.

As noted above, as of December 31, 2007, pursuant to FIN No. 45, the Company has an accrued liability of $368,000, representing the estimated fair value of its proportionate share of certain indemnification obligations against VISA.

Regulatory Matters:

On May 31, 2005, the Bank entered into a written agreement (the “Formal Agreement”) with the Office of the Comptroller of the Currency (OCC), the Bank’s primary regulator. The Formal Agreement describes commitments made by the Bank and outlines a series of steps to address and strengthen certain aspects of the Bank’s consumer compliance program. The Bank has implemented enhancements to its consumer compliance program to address the matters identified by the OCC. These enhancements are currently under review by the OCC to determine if they comply with the commitments made in the Formal Agreement or whether additional steps are necessary.

On August 10, 2006, the Bank entered into a Consent Order with the OCC. This order primarily imposes requirements on the Bank to take certain actions to strengthen its compliance monitoring policies, procedures, training and overall program relating to the Bank Secrecy Act/Anti-Money Laundering (BSA/AML) regulations. The Consent Order did not impose any fine or civil money penalty on the Bank, but it does make the Bank ineligible for certain expedited approvals. Also, as a result of the Consent Order, AMCORE and the Bank are required to obtain the consent of the regulators in connection with certain activities, including, among other things, changes in directors and senior executive officers and certain executive compensation arrangements. The Bank has been working to strengthen and enhance its BSA/AML program to comply with the terms of the Consent Order. The BSA/AML program enhancements are currently under review by the OCC to determine if they comply with the commitments under the Consent Order or whether additional steps are necessary. In the event the OCC determines that the Bank has not complied with the terms of the Formal Agreement or the Consent Order, the Bank is subject to possible additional enforcement actions by the OCC.

On March 11, 2008, the OCC notified the Bank of its intent to enter into a written agreement to formalize the Bank’s commitment to address weaknesses in the Bank’s commercial lending area identified by the OCC in examinations during 2007. The terms of such agreement will likely include requirements for the Bank to improve credit underwriting and administration practices, among other things.

NOTE 16 – INCOME TAXES

The components of income tax expense were as follows:

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Currently paid or payable:
Federal	$18,666	$18,134	$20,050
State	96	147	450

	$18,762	$18,281	$20,500

Deferred:
Federal	$(7,660)	$(591)	$2,298
State	(2,188)	(34)	456

	$(9,848)	$(625)	$2,754

Total Income Tax Expense	$8,914	$17,656	$23,254

Income tax expense is included in the financial statements as follows:
Continuing operations	$8,914	$18,035	$19,501
Discontinued operations	—	(379)	3,753

Total Income Tax Expense	$8,914	$17,656	$23,254

Income tax expense from continuing operations was less than the amounts computed by applying the federal statutory rate of 35% due to the following:

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Income tax on income from continuing operations at statutory rate	$13,004	$22,772	$23,621
(Decrease) increase resulting from:
Tax-exempt income	(1,327)	(2,282)	(2,747)
Company owned life insurance	(1,900)	(2,762)	(1,895)
State income taxes, net of federal benefit (excluding impact of state law change)	(772)	115	278
Non-deductible expenses, net	446	439	420
Impact of state law change on deferred taxes	(588)	—	—
Other, net	51	(247)	(176)

Total Income Taxes on Continuing Operations	$8,914	$18,035	$19,501

Effective Tax Rate for Continuing Operations	24.0%	27.7%	28.9%

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	At December 31,
	2007	2006
	(in thousands)
Deferred tax assets:
Deferred compensation	$8,124	$8,276
Allowance for loan losses	21,113	15,737
Other	2,539	1,542

Gross deferred tax assets	$31,776	$25,555
Less: Valuation allowance	(1,094)	(845)

Total deferred tax assets	$30,682	$24,710

Deferred tax liabilities:
Premises and equipment	$3,759	$3,947
Mortgage servicing rights	54	5,429
Deferred loan fees	4,166	2,856
Other	2,539	2,162

Total deferred tax liabilities	$10,518	$14,394

Net Deferred Tax Asset	$20,164	$10,316
Tax effect of net unrealized loss on securities available for sale reflected in stockholders’ equity	2,034	6,707

Net Deferred Tax Asset Including Net Unrealized Loss on Securities Available for Sale	$22,198	$17,023

Net operating loss carryforwards for state income tax purposes were approximately $23.34 million at December 31, 2007. The associated deferred asset is $1,877,000 ($1,220,000 net of federal). The carryforwards expire beginning December 31, 2018 through December 31, 2022. A valuation allowance of $1,094,000 and $845,000 was established at December 31, 2007 and 2006 against the deferred tax asset, due to the uncertainty surrounding the utilization of state net operating loss carryforwards. The increase in the valuation allowance is attributable to loss carryforwards originating in 2007.

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

Retained earnings at December 31, 2007 includes $3.18 million for which no provision for income tax has been made. This amount represents allocations of income to former thrift bad debt deductions for tax purposes only. This amount will only be taxable upon the occurrence of certain events. At this time, management does not foresee the occurrence of any of these events.

Tax benefits of $0.88 million, $.95 million and $1.57 million have been credited directly to paid in capital, with a corresponding decrease in the liability for current income taxes payable, for stock related incentives during the years ended December 31, 2007, 2006 and 2005, respectively.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. The Company was not required to recognize any liability related to uncertain tax positions as a result of the implementation of FIN 48 and is not aware of any significant changes that are reasonably possible within the next twelve months. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income taxes. Tax years that remain subject to examination by major tax jurisdictions include 2003 through 2007. The Company has no uncertain tax positions as of December 31, 2007.

NOTE 17 – EARNINGS PER SHARE

Earnings per share (EPS) calculations are as follows:

	For the years ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Numerator
Net income from continuing operations	$28,241	$47,027	$47,987
Income (loss) from discontinued operations, net of tax	—	248	(3,046)

Net income	$28,241	$47,275	$44,941

Denominator
Average number of shares outstanding – basic	$22,887	$24,466	$24,814
Plus: Diluted potential common shares	—	52	230
Contingently issuable shares	10	44	43

Average number of shares outstanding – diluted	$22,897	$24,562	$25,087

Earnings per share from continuing operations
Basic	$1.23	$1.92	$1.93
Diluted	$1.23	$1.91	$1.91

Earnings (loss) per share from discontinued operations
Basic	$—	$0.01	($0.12)
Diluted	$—	$0.01	($0.12)

Earnings per share
Basic	$1.23	$1.93	$1.81
Diluted	$1.23	$1.92	$1.79

As prescribed by SFAS No.128, “Earnings Per Share”, basic EPS is computed by dividing income available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding.

The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued and to include shares contingently issuable pursuant to employee incentive plans. Securities (e.g. options) that do not have a current right to participate fully in earnings but that may do so in the future by virtue of their option rights are potentially dilutive shares. The dilutive shares are calculated based on the treasury stock method meaning that, for the purposes of this calculation, all outstanding options are assumed to have been exercised during the period and the resulting proceeds used to repurchase Company stock at the average market price during the period. The assumed proceeds shall also include the amount of compensation cost attributed to future services and not yet recognized in accordance with SFAS No. 123R. In computing diluted EPS, only potential common shares that are dilutive – those that reduce earnings per share or increase loss per share – are included. Exercise of options is not assumed if the result would be antidilutive. For the years ended December 31, 2007, 2006 and 2005, options to purchase 1.0 million shares, 134,000 shares, and 126,000 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

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

Since there are no comprehensive standards for management accounting that are equivalent to accounting principles generally accepted in the United States of America, the information presented may not necessarily be comparable with similar information from other financial institutions. In addition, methodologies used to measure, assign and allocate certain items may change from time-to-time to reflect, among other things, accounting estimate refinements, changes in risk profiles, changes in customers or product lines, and changes in management structure. For example, during 2007, the Company refined its method for measuring fund transfer adjustments to include non-earnings assets, liabilities, and equity, in addition to funds transfer adjustments for loans made and deposits generated. The effect of this change year-to-date was to increase net interest income in Commercial Banking and Retail Banking segments by $5.1 million and $1.9 million, respectively, and the Mortgage Banking Segment declined by $86,000. Also during first quarter of 2007, ATM related income and expenses previously included in the “Other” category were included in the Retail Banking segment consistent with internal management reporting. For the prior year periods, ATM activity has been reclassified to reflect this change.

Total Segment results differ from consolidated results primarily due to inter-segment eliminations, certain corporate administration costs, and items not otherwise allocated in the management accounting process and treasury and investment activities such as the offset to the funds transfer adjustments made to the Segments, interest income on the securities investment portfolio, gains and losses on the sale of securities, COLI, CRA related fund income and derivative gains and losses. The affect of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and is included in the “Other” column. On December 30, 2005, the Company completed the sale of IMG and subsequent charges attributable to IMG have been presented in discontinued operations.

The Commercial Banking Segment provides commercial banking services including lending, business checking and deposits, treasury management and other traditional as well as electronic commerce commercial banking services to middle market and small business customers through the Bank’s full-service and limited branch office (LBO) locations. The Retail Banking Segment provides retail banking services including direct and indirect lending, checking, savings, money market and certificate of deposit (CD) accounts, safe deposit rental, automated teller machines and other traditional and electronic commerce retail banking services to individual customers through the Bank’s branch locations. The Investment Management and Trust segment provides its clients with wealth management services, which include trust services, investment management, estate administration and financial planning, employee benefit plan administration and recordkeeping services. The Mortgage Banking segment provides a variety of mortgage lending products to meet customer needs. The majority of the loans it originates are sold to a third-party mortgage services company, which provides private-label loan processing and servicing support for both loans sold and loans retained by the Bank.

	Operating Segments
	Commercial Banking	Retail Banking	Investment Management and Trust	Mortgage Banking	Other	Consolidated
	(dollars in thousands)
Years ended December 31, 2007
Net interest income	$116,311	$59,381	$439	$3,612	$(19,159)	$160,584
Non-interest income	7,857	34,378	21,362	4,284	3,116	70,997

Total revenue	124,168	93,759	21,801	7,896	(16,043)	231,581
Provision for loan losses	24,817	4,262	—	8	—	29,087
Depreciation and amortization	1,146	3,558	69	350	2,982	8,105
Other non-interest expense	58,848	55,932	17,332	5,030	20,092	157,234

Income (loss) from continuing operations before income taxes	39,357	30,007	4,400	2,508	(39,117)	37,155
Income taxes (benefit)	15,349	11,703	1,850	978	(20,966)	8,914

Net Income (Loss)	$24,008	$18,304	$2,550	$1,530	$(18,151)	$28,241

Segment profit percentage (continuing operations)	52%	39%	6%	3%	N/A	100%

Assets	$3,139,733	$691,580	$12,824	$264,079	$1,084,562	$5,192,778

Years ended December 31, 2006
Net interest income	$108,222	$54,181	$436	$4,074	$(1,955)	$164,958
Non-interest income	8,224	28,176	19,859	3,581	15,749	75,589

Total revenue	116,446	82,357	20,295	7,655	13,794	240,547
Provision for loan losses	4,184	6,111	—	(175)	—	10,120
Depreciation and amortization	943	2,866	86	322	3,154	7,371
Other non-interest expense	54,489	54,595	17,639	8,252	23,019	157,994

Income (loss) from continuing operations before income taxes	56,830	18,785	2,570	(744)	(12,379)	65,062
Income taxes (benefit)	22,164	7,326	1,160	(290)	(12,325)	18,035

Income (loss) from continuing operations	$34,666	$11,459	$1,410	$(454)	$(54)	$47,027

Discontinued operations:
Loss from discontinued operations	—	—	(131)	—	—	(131)
Income tax benefit	—	—	(379)	—	—	(379)

Income from discontinued operations	$—	$—	$248	$—	$—	$248

Net Income (Loss)	$34,666	$11,459	$1,658	$(454)	$(54)	$47,275

Segment profit percentage (continuing operations)	74%	24%	3%	-1%	N/A	100%

Assets	$3,147,018	$664,870	$14,007	$305,839	$1,160,649	$5,292,383

Years ended December 31, 2005
Net interest income	$100,658	$47,776	$110	$4,598	$8,492	$161,634
Non-interest income	8,564	24,137	18,768	4,027	10,917	66,413

Total revenue	109,222	71,913	18,878	8,625	19,409	228,047
Provision for loan losses	10,306	4,287	—	601	—	15,194
Depreciation and amortization	681	2,937	83	274	4,527	8,502
Other non-interest expense	47,348	46,780	16,566	8,449	17,720	136,863

Income (loss) from continuing operations before income taxes	50,887	17,909	2,229	(699)	(2,838)	67,488
Income taxes (benefit)	19,846	6,984	904	(273)	(7,960)	19,501

Income (loss) from continuing operations	$31,041	$10,925	$1,325	$(426)	$5,122	$47,987

Discontinued operations:
Income from discontinued operations	—	—	707	—	—	707
Income taxes	—	—	3,753	—	—	3,753

Loss from discontinued operations	$—	$—	$(3,046)	$—	$—	$(3,046)

Net Income (Loss)	$31,041	$10,925	$(1,721)	$(426)	$5,122	$44,941

Segment profit percentage (continuing operations)	73%	25%	3%	-1%	N/A	100%

Assets	$2,890,846	$655,919	$18,304	$273,612	$1,506,221	$5,344,902

NOTE 19 – RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Federal banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to AMCORE Financial, Inc. and its affiliates. The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of the Bank. Loans or advances to AMCORE Financial, Inc. and for each affiliate are limited to 10 percent of the Bank’s capital stock and surplus, but no more than 20 percent in aggregate. Loans and advances must be made on a secured basis.

In 2008, current Bank earnings will be available for payment of dividends without prior regulatory approval. An additional $40 million in dividends is available, subject to prior regulatory approval, without causing the Bank to be less than well-capitalized. In addition, dividends paid by the Bank to AMCORE Financial, Inc. would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. See also Note 20.

The amount available for loans or advances by the Bank to AMCORE Financial, Inc. and its affiliates amounted to $27 million.

NOTE 20 – CAPITAL REQUIREMENTS

The Company and the Bank (Regulated Companies) are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Regulated Companies must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Their capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

As of December 31, 2007 and 2006, the most recent notification from the Company’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized a bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. At December 31, 2007, there are no conditions or events since that notification that management believes have changed the Bank’s category.

Management believes, as of December 31, 2007, that the Regulated Companies meet all capital adequacy requirements to which they are subject. The Company’s and the Bank’s actual capital amounts and ratios are presented in the table.

			For Capital Adequacy Purposes
	Actual		Minimum			Well Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(dollars in thousands)
As of December 31, 2007:
Total Capital (to Risk Weighted Assets):
Consolidated	$519,487	11.68%	$355,697	≥	8.00%	n/a		n/a
AMCORE Bank, N.A.	481,669	10.91%	353,046	≥	8.00%	$441,308	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$415,371	9.34%	$177,849	≥	4.00%	n/a		n/a
AMCORE Bank, N.A.	377,553	8.56%	176,523	≥	4.00%	$264,785	≥	6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$415,371	8.00%	$207,125	≥	4.00%	n/a		n/a
AMCORE Bank, N.A.	377,553	7.33%	206,130	≥	4.00%	$257,662	≥	5.00%

As of December 31, 2006:
Total Capital (to Risk Weighted Assets):
Consolidated	$535,776	11.62%	$368,885	≥	8.00%	n/a		n/a
AMCORE Bank, N.A.	494,730	10.82%	365,888	≥	8.00%	$457,360	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$444,845	9.65%	$184,443	≥	4.00%	n/a		n/a
AMCORE Bank, N.A.	403,805	8.83%	182,944	≥	4.00%	$274,416	≥	6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$444,845	8.26%	$215,546	≥	4.00%	n/a		n/a
AMCORE Bank, N.A.	403,805	7.55%	213,873	≥	4.00%	$267,342	≥	5.00%

NOTE 21 – CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED PARENT COMPANY BALANCE SHEETS

	December 31,
	2007	2006
	(in thousands)
ASSETS
Cash and cash equivalents	$2,479	$1,980
Short-term investments	12,061	—
Investment in subsidiaries	390,793	410,022
Other assets	36,312	38,871

Total Assets	$441,645	$450,873

LIABILITIES
Short-term borrowings	$2,150	$—
Long-term borrowings	61,547	41,238
Other liabilities	9,381	9,589

Total Liabilities	$73,078	$50,827

STOCKHOLDERS’ EQUITY
Preferred stock	$—	$—
Common stock	6,666	6,660
Additional paid-in capital	77,433	76,452
Retained earnings	475,728	464,316
Treasury stock	(187,944)	(136,413)
Accumulated other comprehensive loss	(3,316)	(10,969)

Total Stockholders’ Equity	$368,567	$400,046

Total Liabilities and Stockholders’ Equity	$441,645	$450,873

CONDENSED PARENT COMPANY STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
INCOME:
Dividends from subsidiaries	$60,000	$55,000	$24,000
Interest income	465	424	130
Non-interest income	3,148	4,876	2,689

Total Income	$63,613	$60,300	$26,819

EXPENSES:
Interest expense	$3,771	$3,882	$4,005
Compensation expense and employee benefits	4,019	5,169	3,686
Other	4,356	2,625	2,184

Total Expenses	$12,146	$11,676	$9,875

Income before income tax benefits and equity in undistributed net income of subsidiaries	$51,467	$48,624	$16,944
Income tax benefits	3,514	3,019	2,672

Income before equity in undistributed net income of subsidiaries	$54,981	$51,643	$19,616
Equity in undistributed net (losses) income of subsidiaries	(26,845)	(4,484)	25,209

Net income before unconsolidated subsidiary	$28,136	$47,159	$44,825
Income from unconsolidated subsidiary	105	116	116

Net Income	$28,241	$47,275	$44,941

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2007	2006	2005
	( in thousands)
Cash Flows from Operating Activities
Net income	$28,241	$47,275	$44,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21	19	22
Deferred compensation amortization	—	294	199
Equity in undistributed net losses (income) of subsidiaries	26,845	4,484	(25,209)
Tax benefit on exercise of stock options	764	845	877
Excess tax benefit from stock based compensation	(733)	(792)	—
Decrease (increase) in due from subsidiaries	—	24	(19)
Decrease (increase) in other assets	3,454	(2,252)	1,374
Increase (decrease) in other liabilities	(208)	602	(2,671)
Other, net	1,066	(8)	249

Net cash provided by operating activities	$59,450	$50,491	$19,763

Cash Flows from Investing Activities
Net decrease (increase) in short term investments	$(12,061)	2,000	$1,500
Payments received on loans to subsidiaries	—	—	400
Transfer of premises and equipment to affiliates	(15)	—	—
Other, net	—	721	(3,367)

Net cash provided (used in) by investing activities	$(12,076)	$2,721	$(1,467)

Cash Flows from Financing Activities
Net increase (decrease) in short-term borrowings	$2,150	$(2,000)	$2,000
Proceeds from long-term borrowings	61,547	—	—
Payment of long-term borrowings	(41,238)	—	—
Dividends paid	(16,829)	(18,072)	(16,873)
Issuance of common shares for employee stock plan	665	836	838
Excess tax benefit from stock based compensation	733	792	—
Reissuance of treasury shares for incentive plans	5,706	5,287	3,672
Purchase of shares for treasury	(59,609)	(40,244)	(7,702)

Net cash used in financing activities	$(46,875)	$(53,401)	$(18,065)

Net change in cash and cash equivalents	$499	$(189)	$231
Cash and cash equivalents:
Beginning of year	1,980	2,169	1,938

End of year	$2,479	$1,980	$2,169

CONDENSED QUARTERLY EARNINGS & STOCK PRICE SUMMARY (unaudited)

	2007				2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Interest income	$85,742	$86,817	$87,592	$83,865	$79,994	$83,567	$87,525	$88,090
Interest expense	45,346	46,099	47,221	44,766	38,564	42,247	46,375	47,032

Net interest income	$40,396	$40,718	$40,371	$39,099	$41,430	$41,320	$41,150	$41,058
Provision for loan losses	3,179	4,227	15,281	6,400	2,000	2,250	2,863	3,007
Non-interest income	19,380	19,448	14,025	18,144	15,699	17,466	21,160	21,264
Operating expenses	44,982	40,548	39,060	40,749	40,390	40,258	42,468	42,249

Income from continuing operations before income taxes	$11,615	$15,391	$55	$10,094	$14,739	$16,278	$16,979	$17,066
Income taxes (benefit) expense	3,396	4,788	(1,834)	2,564	4,280	4,844	4,474	4,437

Income from continuing operations	$8,219	$10,603	$1,889	$7,530	$10,459	$11,434	$12,505	$12,629
Discontinued Operations:
Loss from discontinued operations	—	—	—	—	(113)	(18)	—	—
Income tax benefit	—	—	—	—	(44)	(7)	—	(328)

Income (loss) from discontinued operations	$—	$—	$—	$—	$(69)	$(11)	$—	$328

Net Income	$8,219	$10,603	$1,889	$7,530	$10,390	$11,423	$12,505	$12,957

Basic earnings per share:
Income from continuing operations	$0.35	$0.46	$0.08	$0.34	$0.42	$0.46	$0.51	$0.53
Discontinued operations	—	—	—	—	—	—	—	0.01

Net Income	$0.35	$0.46	$0.08	$0.34	$0.42	$0.46	$0.51	$0.54

Diluted earnings per share:
Income from continuing operations	$0.35	$0.46	$0.08	$0.34	$0.42	$0.46	$0.51	$0.53
Discontinued operations	—	—	—	—	—	—	—	0.01

Net Income	$0.35	$0.46	$0.08	$0.34	$0.42	$0.46	$0.51	$0.54

Dividends per common share	$0.185	$0.185	$0.185	$0.185	$0.185	$0.185	$0.185	$0.185
Stock price ranges–high	34.58	32.42	29.26	27.14	31.66	31.89	31.10	33.51
– low	31.01	28.50	22.48	21.16	29.35	28.05	26.80	29.78
– close	31.75	28.99	24.92	22.70	31.62	29.31	30.29	32.67

The financial information contains all normal and recurring reclassifications for a fair and consistent presentation.

Quotes have been obtained from NASDAQ.com. These quotes do not reflect retail mark-ups, mark-downs or commissions nor are they necessarily representative of actual transactions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AMCORE Financial, Inc.:

We have audited the accompanying consolidated balance sheet of AMCORE Financial, Inc. (the “Corporation”) as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AMCORE Financial, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008, expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

Milwaukee, Wisconsin
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of

Directors of AMCORE Financial, Inc.:

We have audited the accompanying consolidated balance sheet of AMCORE Financial, Inc. and subsidiaries (the Company) as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

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

On May 21, 2007, the Audit Committee of the Board of Directors of the Company appointed Deloitte & Touche LLP (“Deloitte”) as the new independent registered public accountants for the Company for the year ending December 31, 2007 and dismissed KPMG LLP (“KPMG”), who remained the Company’s independent registered public accountants until the appointment of Deloitte. The appointment followed a review of proposals submitted by a variety of independent registered public accounting firms, including KPMG, as provided for in the Audit Committee charter.

The reports of KPMG on our consolidated financial statements as of and for the years ended December 31, 2006 and 2005 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle, except the report of KPMG for the year ended December 31, 2006 included a paragraph indicating that the Company had adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), “Share Based Payment.”

The audit report of KPMG on management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2006 and 2005 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the years ended December 31, 2006 and 2005 and the subsequent period through May 21, 2007, there have been no reportable events described in Item 304(a)(1)(v) of Regulation S-K and there were no disagreement with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to KPMG’s satisfaction, would have caused KPMG to make references thereto in their reports on the financial statements for such years.

We provided KPMG with a copy of the foregoing disclosures and requested that KPMG furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with such disclosures. A copy of the letter furnished in response to that request was reported in the Company’s Form 8-K dated May 21, 2007.

During the years ended December 31, 2006 and 2005 and the subsequent period through May 21, 2007, we did not consult with Deloitte regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

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

Management assessed AMCORE’s internal control over financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of December 31, 2007, AMCORE maintained effective internal control over financial reporting, including policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of its assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and, provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the Company’s financial statements.

The effectiveness of internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report dated March 14, 2008 which is included herein.

(b)	Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AMCORE Financial, Inc.:

We have audited the internal control over financial reporting of AMCORE Financial, Inc. (the “Corporation”) as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Corporation and our report dated March 14, 2008, expressed an unqualified opinion on those financial statements.

Milwaukee, Wisconsin

March 14, 2008

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

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Directors of the Registrant. The Proxy Statement and Notice of 2008 Annual Meeting, dated March 17, 2008, are incorporated herein by reference.

(b)	Executive Officers of the Registrant. The information is presented in Item 1 of this document.

(c)	Code of Ethics. The Company has adopted a code of ethics applicable to all employees, including the principal executive, principal financial and principal accounting officers of the Company. The AMCORE Financial, Inc. Code of Ethics is posted on the Company’s website at www.AMCORE.com/governance. See Part I, Item 1 of this report on Form 10-K for additional information.

ITEM 11.	EXECUTIVE COMPENSATION

The Proxy Statement and Notice of 2008 Annual Meeting, dated March 17, 2008, are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Proxy Statement and Notice of 2008 Annual Meeting, dated March 17, 2008, are incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of the end of the Company’s 2007 fiscal year with respect to all incentive/option plans under which equity securities are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)(3)	2,202,924	$27.23	1,141,963
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,202,924	$27.23	1,141,963

(1)	Includes options that have not vested and, therefore, are not currently exercisable. See Note 13 of the Notes to Consolidated Financial Statements for additional information on vesting schedules. For purposes of determining diluted shares for earnings per share calculations, only options which are “in-the-money” are included in the calculation. See Note 17 of the Notes to Consolidated Financial Statements for additional information.
(2)

Includes options granted pursuant to the AMCORE Financial, Inc. 2005 Stock Award and Incentive Plan (SAIP) and previous stock incentive plans. The SAIP provides for the grant of stock options, stock appreciation rights, restricted stock awards, deferred stock, dividend equivalents, stock bonus awards, or performance unit awards either singly or in combination to employees of the Company or its subsidiaries. The total shares reserved for issuance is 2.5% of the total shares of the Company’s outstanding common stock on the date of adoption and for each subsequent year the lesser of 425,000 shares or 1.5% of the total shares of the Company’s outstanding common stock as of each January 1. The number of shares of stock available for issuance under the 2005 SAIP as of the beginning of any calendar year plus the number of shares of stock reserved for outstanding awards shall not exceed 12% of the outstanding shares at such time. During the five-year term of the SAIP, total shares granted shall not exceed 2,125,000 shares, with a maximum of 550,000 shares granted in any one calendar year. The Company will not reprice any options under the SAIP unless such repricing is authorized by a majority vote of the shareholders. Any shares subject to an award that for any reason expires, is forfeited or is terminated unexercised shall again be available under the SAIP.

(3)	The Directors Restricted Stock Plan for Non-employee Directors provides for the issuance of restricted shares. The remaining shares available for grant total 204,847.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

The Proxy Statement and Notice of 2008 Annual Meeting, dated March 17, 2008, are incorporated herein by reference. See also Note 4 of the Notes to Consolidated Financial Statements.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

The Proxy Statement and Notice of 2008 Annual Meeting, dated March 17, 2008, are incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENTS SCHEDULES

(a)	1. FINANCIAL STATEMENTS

The following Consolidated Financial Statements of AMCORE are filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

Consolidated Balance Sheets – December 31, 2007 and 2006

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements – December 31, 2007, 2006 and 2005

Reports of Independent Registered Public Accounting Firms

(a)	2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been included in the Consolidated Financial Statements or are either not applicable or not significant.

(a)	3. EXHIBITS

3.1	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

3.2	By-laws of AMCORE Financial, Inc., as amended February 11, 2004 (Incorporated by reference to Exhibit 3.2 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.1	Indenture, dated as of March 27, 2007, between the Company and Wilmington Trust Company (Incorporated by reference to AMCORE’s exhibit 4.1 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

4.2	Form of New Guarantee between the Company and Wilmington Trust Company (Incorporated by reference to AMCORE’s exhibit 4.2 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.1	AMCORE Financial, Inc. 2000 Stock Incentive Plan (Incorporated by reference to AMCORE’s Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE’s Annual Report on Form 10-K for year ended December 31, 1999).

10.2	AMCORE Financial, Inc. 2001 Stock Option Plan for Non-Employee Directors (Incorporated by reference to AMCORE’s Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE’s Annual Report on Form 10-K for year ended December 31, 2000).

10.3	Amended and Restated AMCORE Stock Option Advantage Plan (Incorporated by reference to AMCORE’s Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE’s Annual Report on Form 10-K for year ended December 31, 2003).

10.4	Separation, Release and Consulting Agreement, dated June 20, 2002, between AMCORE Financial, Inc. and Robert J. Meuleman (Incorporated by reference to Exhibit 10.1 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.5	Executive Insurance Agreement, dated August 10, 1998, between AMCORE Financial, Inc. and the following executives: Kenneth E. Edge and James S. Waddell (Incorporated by reference to Exhibit 10.10 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.6	Supplemental Executive Retirement Plan, dated May 20, 1998 (Incorporated by reference to Exhibit 10.9 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.7	AMCORE Financial, Inc. Amended and Restated Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.8	AMCORE Financial, Inc. Performance Share Program (Incorporated by reference to AMCORE’s Form 8-K as filed with the Commission on May 9, 2005).

10.9	AMCORE Financial, Inc. 2005 Stock Award and Incentive Plan (Incorporated by reference to AMCORE’s Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE’s Annual Report on Form 10-K for year ended December 31, 2004).

10.10	Consent Order and Stipulation and Consent to the Issuance of a Consent Order between AMCORE Bank, N.A. and the Office of the Comptroller of Currency, dated August 10, 2006 (Incorporated by reference to AMCORE’s Form 8-K as filed with the Commission on August 14, 2006).

10.11	Separation Agreement, Release and Waiver, dated February 1, 2007, between John R. Hecht, AMCORE Bank, N.A., its subsidiaries and affiliates. (Incorporated by reference to AMCORE’s Form 8-K as filed with the Commission on February 2, 2007).

10.12	Amended and Restated Transitional Compensation Agreement dated January 2, 2008, between AMCORE Financial, Inc. and the following individuals: Lori Burke, Russell Campbell, Guy Francesconi, Richard Stiles, Thomas R. Szmanda, James S. Waddell, and Donald H. Wilson.

10.13	AMCORE Financial, Inc. Stock Repurchase Program and Quarterly Dividend (Incorporated by reference to AMCORE’s Form 8-K filed with the Commission on May 3, 2007).

10.14	Separation, Release, and Consulting Agreement, dated February 22, 2008, between AMCORE Financial, Inc. and Kenneth E. Edge (Incorporated by reference to AMCORE’s Form 8-K as filed with the Commission on February 25, 2008).

10.15	AMCORE Financial, Inc. Annual Incentive Plan as revised February 22, 2008.

16	Letter of KPMG LLP (Incorporated by reference to AMCORE’s Form 8-K as filed with the Commission on May 21, 2007)

21	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche, LLP

23.2	Consent of KPMG LLP

24	Power of Attorney

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMCORE FINANCIAL, INC.

Date: March 17, 2008	By:
Judith Carré Sutfin
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below on the 17th day of March 2008 by the following persons on behalf of the Registrant in the capacities indicated.

Name	Title
William R. McManaman	Chief Executive Officer (principal executive officer)

Judith Carré Sutfin	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Directors: Paula A. Bauer, Paul Donovan, Kenneth E. Edge, John W. Gleeson, John A. Halbrook, Frederick D. Hay, Teresa Iglesias-Solomon, William R. McManaman, Steven S. Rogers, and Jack D. Ward

William R. McManaman *

Judith Carré Sutfin *

Attorney in Fact*

EXHIBIT INDEX

10.12	Amended and Restated Transitional Compensation Agreement dated January 2, 2008, between AMCORE Financial, Inc. and the following individuals: Lori Burke, Russell Campbell, Guy Francesconi, Richard Stiles, Thomas R. Szmanda, James S. Waddell, and Donald H. Wilson.

10.15	AMCORE Financial, Inc. Annual Incentive Plan, as revised February 22, 2008.

21	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of KPMG LLP

24	Power of Attorney

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.