Form 10-Q
period 2008-03-31
AMCORE FINANCIAL INC
filed 2008-05-09
CIK 714756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission file number 0–13393

AMCORE Financial, Inc.

NEVADA	36–3183870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Seventh Street, Rockford, Illinois 61104

Telephone Number (815) 968–2241

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No

As of May 1, 2008, 21,946,000 shares of common stock were outstanding.

AMCORE Financial, Inc.

Form 10–Q Table of Contents

PART 1.

ITEM 1.	FINANCIAL STATEMENTS

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

			March 31, 2008 (Unaudited)	December 31, 2007
			(in thousands, except share data)
ASSETS
Cash and cash equivalents			$109,570	$132,156
Interest earning deposits in banks and fed funds sold			1,517	12,882
Loans held for sale			9,286	3,636
Securities available for sale, at fair value			913,669	842,796
Gross loans			3,903,042	3,932,684
Allowance for loan losses			(96,732)	(53,140)

Net loans			$3,806,310	$3,879,544
Company owned life insurance			141,269	140,022
Premises and equipment, net			94,859	94,121
Goodwill			6,148	6,148
Foreclosed real estate, net			2,422	4,108
Other assets			91,472	77,365

Total Assets			$5,176,522	$5,192,778

LIABILITIES
Deposits:
Non-interest bearing deposits			$489,695	$508,389
Interest bearing deposits			1,899,839	1,867,633
Time deposits			946,201	1,029,418

Total bank issued deposits			$3,335,735	$3,405,440
Wholesale deposits			601,946	597,816

Total deposits			$3,937,681	$4,003,256
Short-term borrowings			495,116	397,088
Long-term borrowings			343,872	368,858
Other liabilities			55,915	55,009

Total Liabilities			$4,832,584	$4,824,211

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued			$—	$—
Common stock, $0.22 par value; authorized 45,000,000 shares;

	March 31, 2008	December 31, 2007
Issued	30,006,910	30,001,115
Outstanding	21,952,577	21,940,303	6,667	6,666
Treasury stock	8,054,333	8,060,812	(187,827)	(187,944)
Additional paid-in capital			78,092	77,433
Retained earnings			444,209	475,728
Accumulated other comprehensive income (loss)			2,797	(3,316)

Total Stockholders’ Equity			$343,938	$368,567

Total Liabilities and Stockholders’ Equity			$5,176,522	$5,192,778

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands, except share data)
INTEREST INCOME
Interest and fees on loans	$65,931	$75,863
Interest on securities:
Taxable	8,506	8,590
Tax-exempt	1,169	873

Total Income on Securities	$9,675	$9,463

Interest on federal funds sold and other short-term investments	23	212
Interest and fees on loans held for sale	140	150
Interest on deposits in banks	32	54

Total Interest Income	$75,801	$85,742

INTEREST EXPENSE
Interest on deposits	$29,182	$37,589
Interest on short-term borrowings	4,860	1,884
Interest on long-term borrowings	5,075	5,873

Total Interest Expense	$39,117	$45,346

Net Interest Income	36,684	40,396
Provision for loan losses	57,229	3,179

Net Interest (Loss) Income After Provision for Loan Losses	$(20,545)	$37,217

NON-INTEREST INCOME
Investment management and trust income	$4,307	$4,080
Service charges on deposits	7,334	6,329
Mortgage banking income	345	859
Company owned life insurance income	1,236	954
Brokerage commission income	1,313	863
Bankcard fee income	2,005	1,860
Gain on sale of loans	—	241
Other	349	4,194

Non-Interest Income, Excluding Net Security Gains	$16,889	$19,380
Net security gains	1,010	—

Total Non-Interest Income	$17,899	$19,380
OPERATING EXPENSES
Compensation expense	$19,521	$20,604
Employee benefits	4,853	5,856
Net occupancy expense	4,237	3,792
Equipment expense	2,605	2,524
Data processing expense	915	687
Professional fees	2,383	1,929
Communication expense	1,259	1,323
Advertising and business development	708	1,137
Other	8,418	7,130

Total Operating Expenses	$44,899	$44,982

(Loss) Income before income taxes	$(47,545)	$11,615
Income tax (benefit) expense	(20,086)	3,396

Net (Loss) Income	$(27,459)	$8,219

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(1.25)	$0.35
Diluted	(1.25)	0.35

DIVIDENDS PER COMMON SHARE	$0.185	$0.185

AVERAGE COMMON SHARES OUTSTANDING
Basic	21,942	23,687
Diluted	21,942	23,804

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(in thousands, except share data)
Balance at December 31, 2006	$6,660	$(136,413)	$76,452	$464,316	$(10,969)	$400,046

Comprehensive Income (Loss):
Net Income	—	—	—	8,219	—	8,219
Net unrealized holding gains on securities available for sale arising during the period	—	—	—	—	4,206	4,206
Pension transition obligation amortization	—	—	—	—	42	42
Income tax effect related to items of other comprehensive income	—	—	—	—	(1,593)	(1,593)

Comprehensive Income	—	—	—	8,219	2,655	10,874
Cash dividends on common stock—$0.185 per share	—	—	—	(4,378)	—	(4,378)
Purchase of 443,295 shares for the treasury	—	(14,585)	—	—	—	(14,585)
Deferred compensation and other	—	—	86	—	—	86
Stock-based compensation	—	—	918	—	—	918
Reissuance of 150,213 treasury shares for incentive plans	—	4,985	(1,057)	—	—	3,928
Issuance of 8,185 common shares for Employee Stock Plan	2	—	216	—	—	218

Balance at March 31, 2007	$6,662	$(146,013)	$76,615	$468,157	$(8,314)	$397,107

Balance at December 31, 2007	$6,666	$(187,944)	$77,433	$475,728	$(3,316)	$368,567

Comprehensive Income (Loss):
Net Loss	—	—	—	(27,459)	—	(27,459)
Net unrealized holding gains on securities available for sale arising during the period	—	—	—	—	10,867	10,867
Less reclassification adjustment for net security gains included in net income	—	—	—	—	(1,010)	(1,010)
Pension transition obligation amortization	—	—	—	—	42	42
Income tax effect related to items of other comprehensive income	—	—	—	—	(3,786)	(3,786)

Comprehensive (Loss) Income	—	—	—	(27,459)	6,113	(21,346)
Cash dividends on common stock—$0.185 per share	—	—	—	(4,060)	—	(4,060)
Purchase of 12,503 shares for the treasury	—	(355)	—	—	—	(355)
Deferred compensation and other	—	—	190	—	—	190
Stock-based compensation	—	—	751	—	—	751
Reissuance of 18,982 treasury shares for incentive plans	—	472	(381)	—	—	91
Issuance of 5,795 common shares for Employee Stock Plan	1	—	99	—	—	100

Balance at March 31, 2008	$6,667	$(187,827)	$78,092	$444,209	$2,797	$343,938

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Cash Flows From Operating Activities
Net (loss) income	$(27,459)	$8,219
Adjustments to reconcile net (loss) income from operations to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	2,152	2,062
Amortization and accretion of securities, net	(50)	205
Stock-based compensation expense	779	867
Tax benefit on exercise of stock options	—	547
Excess tax benefits from stock-based compensation	—	(521)
Provision for loan losses	57,229	3,179
Company owned life insurance income, net of claims	(1,236)	(954)
Net securities gains	(1,010)	—
Net gains on sale of loans	—	(241)
Net gain on sale of Other Mortgage Servicing Rights (OMSRs)	—	(2,365)
Net gains on sale of mortgage loans held for sale	(329)	(330)
Originations of mortgage loans held for sale	(72,316)	(59,274)
Proceeds from sales of mortgage loans held for sale	66,995	57,116
Deferred income tax benefit	(20,965)	(3,634)
Decrease (increase) in other assets	5,120	(7,677)
Increase in other liabilities	1,490	1,615

Net cash provided by (used in) operating activities	$10,400	$(1,186)

Cash Flows From Investing Activities
Proceeds from maturities of securities available for sale	$41,429	$44,672
Proceeds from sales of securities available for sale	695	519
Purchase of securities available for sale	(102,417)	(3,501)
Net decrease in federal funds sold and other short-term investments	9,600	—
Net decrease in interest earning deposits in banks	1,765	1,939
Net decrease (increase) in loans	13,838	(42,294)
Proceeds from the sale of loans	—	212
Net proceeds from sale of OMSRs	—	16,426
Premises and equipment expenditures, net	(2,928)	(1,348)
Proceeds from the sale of foreclosed real estate	1,826	228

Net cash (used in) provided by investing activities	$(36,192)	$16,853

Cash Flows From Financing Activities
Net decrease in non-interest-bearing demand deposits	$(18,694)	$(65,096)
Net increase in interest-bearing demand deposits	32,206	53,497
Net decrease in time deposits	(83,217)	(7,289)
Net increase (decrease) in wholesale deposits	4,130	(133,904)
Net increase in short-term borrowings	73,008	21,505
Proceeds from long-term borrowings	—	151,547
Payment of long-term borrowings	(3)	(41,238)
Dividends paid	(4,060)	(4,378)
Issuance of common shares for employee stock plan	100	218
Reissuance of treasury shares for incentive plans	91	3,381
Excess tax benefits from stock-based compensation	—	521
Purchase of shares for treasury	(355)	(14,585)

Net cash provided by (used in) financing activities	$3,206	$(35,821)

Net change in cash and cash equivalents	$(22,586)	$(20,154)
Cash and cash equivalents:
Beginning of year	132,156	146,060

End of period	$109,570	$125,906

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$29,021	$38,425
Interest paid on borrowings	9,494	7,462
Income tax payments	—	2
Non-Cash Investing and Financing
Foreclosed real estate—acquired in settlement of loans	244	200
Transfer current portion of long-term borrowings to short-term borrowings	25,020	61,008
Capitalized interest	44	16

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions for Form 10–Q and Rule 10–01 of Regulation S–X. The preparation of Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. These financial statements include all adjustments (consisting of normal recurring accruals) that in the opinion of management are considered necessary for the fair presentation of the financial position and results of operations for the periods shown. Certain prior year amounts may be reclassified to conform to the current year presentation including a reclassification of certain servicing income from Mortgage Banking Income to Other Income on the Consolidated Statements of Income.

The accompanying unaudited Consolidated Financial Statements and related notes, including the critical accounting estimates, should be read in conjunction with the audited Financial Statements and related notes contained in the 2007 Annual Report of AMCORE Financial, Inc. and Subsidiaries (the “Company”) on Form 10-K (2007 Form 10-K).

Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the 2007 Form 10–K.

New Accounting Standards

Fair Value Measurements—In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. For some entities, the application of the standard may change how fair value is measured. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. This standard was adopted in first quarter 2008 and did not have a material affect on the Company’s Consolidated Balance Sheets or Statements of Income.

Split-Dollar Life Insurance—In September 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The issue requires companies to recognize a liability for future benefits on split dollar insurance arrangements if the benefit to the employee extends to postretirement periods. The issue is required to be applied to fiscal years beginning after December 15, 2007, with earlier application permitted. This standard was adopted in first quarter 2008 and did not have a material affect on the Company’s Consolidated Balance Sheets or Statements of Income.

Fair Value Option for Financial Assets and Financial Liabilities—In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The fair value option established by this standard permits all entities to choose to measure eligible items at fair value at specified election dates. Under SFAS No. 159, a business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The standard was effective as of January 1, 2008. The Company did not adopt fair value for any new items.

Loan Commitments Recorded at Fair Value Through Earnings—In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 109, which superseded SAB No. 105, which applied only to derivative loan commitments that are accounted for at fair value through earnings. The new guidance states that, consistent with the guidance in SFAS No. 156, “Accounting for Servicing of Financial Assets”, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. This standard was adopted in first quarter 2008 and did not have a material affect on the Company’s Consolidated Balance Sheets or Statements of Income.

Minority Interests—In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.” Among other things, SFAS No. 160 requires minority interests be recorded as a separate component of equity and that net income attributable to minority interests be clearly identified on the Statement of Income. SFAS No. 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008. Earlier adoption is prohibited. Statement No. 160 is required to be applied prospectively, except for the presentation and disclosure requirements. Adoption of this standard in fiscal year 2009 is not expected to have a material impact on the Company’s Consolidated Balance Sheets or Statements of Income.

Business Combinations—In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, to improve financial reporting on business combinations, including recognition and measurement of assets acquired, liabilities assumed, noncontrolling interests, and goodwill. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply this Statement before that date. Adoption of this standard is not expected to have a material impact on the Company’s Consolidated Balance Sheets or Statements of Income.

NOTE 2 – SECURITIES

A summary of information for investment securities, categorized by security type, at March 31, 2008 and December 31, 2007 follows. Fair values are based on quoted market prices or are based on quoted prices for similar financial instruments. See Note 13 for additional information.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2008
Securities Available for Sale:
U.S. Government sponsored enterprises (GSEs)	$73,207	$955	$(118)	$74,044
Mortgage-backed securities (1)	585,056	7,317	(870)	591,503
State and political subdivisions	131,519	2,836	(324)	134,031
Corporate obligations and other (2)	119,303	156	(5,368)	114,091

Total Securities Available for Sale	$909,085	$11,264	$(6,680)	$913,669

December 31, 2007
Securities Available for Sale:
U.S. Government sponsored enterprises (GSEs)	$67,055	$86	$(374)	$66,767
Mortgage-backed securities (1)	538,330	1,028	(5,015)	534,343
State and political subdivisions	118,903	869	(452)	119,320
Corporate obligations and other (2)	123,781	155	(1,570)	122,366

Total Securities Available for Sale	$848,069	$2,138	$(7,411)	$842,796

A summary of unrealized loss information for investment securities, categorized by security type, was as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses (3)	Fair Value	Unrealized Losses (4)	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2008
Securities Available for Sale:
U.S. Government sponsored enterprises (GSEs)	$—	$—	$4,834	$(118)	$4,834	$(118)
Mortgage-backed securities	29,206	(361)	81,083	(509)	110,289	(870)
State and political subdivisions	16,656	(286)	1,590	(38)	18,246	(324)
Corporate obligations and other	74,144	(5,368)	—	—	74,144	(5,368)

Total Fair Value and Unrealized Losses on Securities Available for Sale	$120,006	$(6,015)	$87,507	$(665)	$207,513	$(6,680)

December 31, 2007
Securities Available for Sale:
U.S. Government sponsored enterprises (GSEs)	$21,448	$(40)	$29,966	$(334)	$51,414	$(374)
Mortgage-backed securities	107,229	(656)	241,996	(4,359)	349,225	(5,015)
State and political subdivisions	19,342	(255)	21,861	(197)	41,203	(452)
Corporate obligations and other	71,208	(1,570)	1,178	—	72,386	(1,570)

Total Fair Value and Unrealized Losses on Securities Available for Sale	$219,227	$(2,521)	$295,001	$(4,890)	$514,228	$(7,411)

(1)	Includes the following U.S. Government agency issuances: $17 million of Government National Mortgage Association and $4 million of United States Department of Veterans Affairs at both March 31, 2008 and December 31, 2007.
(2)	Includes investments of $4 million and $20 million, respectively, in stock of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB) at both March 31, 2008 and December 31, 2007. These investments are recorded at historical cost with income recorded when dividends are declared. A portion of the FRB and FHLB investments are restricted as to sale because they are held to satisfy membership requirements.
(3)	The Company has the ability to hold, and has no intent to dispose of, the related securities until maturity or upon fair value exceeding cost, as of March 31, 2008. The total $6 million of unrealized losses less than 12 months is related to 44 securities. None of the unrealized losses were individually significant to the total the largest being $817,000, and, except as discussed below, the unrealized losses were caused by market interest rate increases since the security was originally acquired, rather than due to credit or other causes. Of the total, $361,000 related to five mortgage-backed securities issued by GSEs with a quality rating of “Aaa”; $286,000 related to 25 municipal obligation bonds with quality ratings from “A3” to “Aaa”; and $5 million related to seven “Aaa” rated private issue mortgage related collateral mortgage obligations totaling $2 million and seven “Aaa” rated private issue asset backed obligations totaling $3 million.
(4)	The Company has the ability to hold, and has no intent to dispose of, the related securities until maturity or upon fair value exceeding cost, as of March 31, 2008. The total $665,000 of unrealized losses 12 months or longer is related to 29 securities. None of the unrealized losses were individually significant to the total and, except as discussed below, the unrealized losses were caused by interest rate increases. Of the total, $118,000 related to one “Aaa” rated GSE; $509,000 related to 23 mortgage-backed securities issued by GSEs with a quality rating of “Aaa”; and $38,000 related to five municipal obligation bonds with quality ratings from “A3” to “Aa2”.

Realized gains and losses for the period ended March 31, 2008 were $1 million. There were no realized gains and losses for the period ended March 31, 2007. The $1 million security gain as of March 31, 2008 related to the partial redemption distribution received as a member company in connection with the initial public offering (IPO) of VISA, Inc.

At March 31, 2008 and December 31, 2007, securities with a fair value of approximately $676 million and $621 million, respectively, were pledged to secure public deposits, securities under agreements to repurchase, derivative credit exposure and for other purposes required by law.

The above schedules include amortized cost of $25 million and fair value of $25 million in equity investments at both March 31, 2008 and December 31, 2007. These are included in the “corporate obligations and other” classification above.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at March 31, 2008 and December 31, 2007 was as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Commercial, financial and agricultural	$783,176	$767,312
Real estate-commercial	1,909,323	1,901,453
Real estate-construction	427,176	459,727
Real estate-residential	447,201	468,420
Installment and consumer	336,166	335,772

Gross loans	$3,903,042	$3,932,684
Allowance for loan losses	(96,732)	(53,140)

Net Loans	$3,806,310	$3,879,544

An analysis of the allowance for loan losses for the periods ended March 31, 2008 and March 31, 2007 is presented below:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Balance at beginning of year	$53,140	$40,913
Provision charged to expense	57,229	3,179
Loans charged off	(15,528)	(3,679)
Recoveries on loans previously charged off	1,891	895

Balance at end of period	$96,732	$41,308

Commercial, financial, and agricultural loans were $783 million at March 31, 2008, and comprised 20% of gross loans, of which 0.77% were non-performing. Net charge-offs of commercial loans in the first quarter of 2008 and 2007 were 0.05% and 0.76%, respectively, of the average balance of the category.

Commercial real estate and construction loans combined were $2.3 billion at March 31, 2008, comprising 60% of gross loans, of which 3.90% were classified as non-performing. Net charge-offs of construction and commercial real estate loans during the first quarter of 2008 and 2007 were 1.63% and 0.07%, respectively, of the average balance of the category. The above commercial loan categories included $758 million in construction, land development loans and other land loans and $612 million of loans to non-residential building operators, which were 19% and 16% of total loans, respectively. There were no other loan concentrations within these categories that exceeded 10% of total loans.

Residential real estate loans, which include home equity and permanent residential financing, totaled $447 million at March 31, 2008, and represented 11% of gross loans, of which 3.51% were non-performing. Net charge-offs of residential real estate during the first quarter of 2008 and 2007 were 2.67% and 0.09%, respectively, of the average balance in this category.

Installment and consumer loans were $336 million at March 31, 2008, and comprised 9% of gross loans, of which 0.34% were non-performing. Net charge-offs of consumer loans during the first quarter of 2008 and 2007 were 1.09% and 1.00%, respectively, of the average balance of the category. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $269 million at March 31, 2008. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of consumer credit.

Contained within the concentrations described above, the Company has $1.6 billion of interest only loans, of which $924 million are included in the construction and commercial real estate loan category, $475 million are included in the commercial, financial, and agricultural loan category, and $151 million are in home equity loans and lines of credit. The Company does not have significant concentrations of negative amortization loans, high loan-to-value loans, option adjustable-rate mortgage loans or loans that initially have below market rates that significantly increase after the initial period.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill by segment at March 31, 2008 is as follows (in thousands):

Retail Banking	$3,572
Commercial Banking	2,381
Investment Management and Trust	195

Total Goodwill	$6,148

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2008.

During 2007, the Company sold a majority of its originated mortgage servicing rights (OMSRs) portfolio as a result of a strategic arrangement with a national mortgage services company to provide private-label loan processing and servicing support entered into during the first quarter of 2007. The Company sold OMSRs relating to $1.5 billion of mortgage loans serviced for other investors, $1.4 billion of which occurred in first quarter, for a total sales price of $17.5 million. The sales resulted in pre-tax gains of $2.6 million, of which $2.4 million occurred in the first quarter, and was included in other non-interest income on the Consolidated Statements of Income.

The remaining OMSR asset values, which are recorded in Other Assets on the Consolidated Balance Sheets and are included in the Mortgage Banking Segment, are included in the following table. There were no impairment valuations recorded at March 31, 2008 or 2007.

	Quarters Ended March 31,
	2008	2007
	(in thousands)
Unamortized Cost of OMSRs
Balance at beginning of year	$139	$14,287
Additions of OMSRs	—	639
Amortization	(4)	(186)
Sale of OMSRs	—	(14,061)

Balance at end of period	$135	$679

Fair Value of OMSRs	$188	$760

The estimated OMSR amortization expense, which is part of the Mortgage Banking Segment, is as follows (in thousands):

For Remainder of Year Ending 12/31/2008	$10
For Year Ending 2009	14
For Year Ending 2010	14
For Year Ending 2011	14
For Year Ending 2012	13
For Year Ending 2013	13
Thereafter	57

Total	$135

The unpaid principal balance of mortgage loans serviced for others, plus mortgage loans held for sale, was $17.0 million as of March 31, 2008, $16.5 million as of December 31, 2007 and $63.2 million as of March 31, 2007.

NOTE 5 – SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(in thousands)
Securities sold under agreements to repurchase	$208,634	$130,015
Federal Home Loan Bank borrowings	108,162	144,086
Federal funds purchased	138,190	108,775
U.S. Treasury tax and loan note accounts	34,367	12,000
Commercial paper and other short-term borrowings	5,763	2,212

Total Short-Term Borrowings	$495,116	$397,088

NOTE 6 – LONG-TERM BORROWINGS

Long-term borrowings consisted of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(in thousands)
Federal Home Loan Bank borrowings	$231,144	$256,110
Trust Preferred borrowings	51,547	51,547
Subordinated Debentures	50,000	50,000
Senior Debt	10,000	10,000
Capitalized lease obligations	1,181	1,201

Total Long-Term Borrowings	$343,872	$368,858

The Company periodically borrows from the Federal Home Loan Bank (FHLB), collateralized by mortgage-backed securities and eligible one-to-four family and multi-family real estate loans. The average stated maturity of these borrowings at March 31, 2008 is 3.1 years, with a weighted average borrowing rate of 5.15%. Certain fixed-rate FHLB borrowings have prepayment penalties and call or conversion to floating-rate features associated with them. As of March 31, 2008 none of the FHLB borrowings had call or conversion features. Mortgage-related assets with a carrying value of $497 million were held as collateral for FHLB borrowings at March 31, 2008.

During 2007, the Company entered into a $20 million senior debt facility agreement. The Company has drawn $10 million against this facility and may borrow the remaining sums until August 8, 2008. Interest is charged based on one month LIBOR plus a spread that varies based on certain performance factors, the sum of which was 4.03% at March 31, 2008. The credit facility matures on July 31, 2010, but may be prepaid at anytime prior to that date without penalty.

During 2007, the Company redeemed its $40 million of 9.35% coupon AMCORE Capital Trust I preferred securities for a premium of $1.9 million and wrote off the remaining unamortized issuance costs of $386,000 which were included in other operating expense on the Consolidated Statement of Income. The redemption was funded by $50 million of new trust preferred securities (Capital Trust II) and $2 million of common securities, which pay cumulative cash distributions quarterly at an annual rate of 6.45%. After June 6, 2012, the securities are redeemable at par until June 6, 2037 when redemption is mandatory. Prior redemption, at a premium, is permitted under certain circumstances such as changes in tax or regulatory capital rules. The proceeds of the capital securities were invested in junior subordinated debentures that represent all of the assets of Capital Trust II. The Company fully and unconditionally guarantees the capital securities through the combined operation of the debentures and other related documents. The Company’s obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Company. The $52 million of debentures the Company has bears interest at a rate of 6.45% with put features that mirror the capital security call features. Of the $52 million, $50 million qualifies as Tier 1 Capital for consolidated regulatory capital purposes.

The Company has two fixed/floating rate junior subordinate debentures of $35 million and $15 million for a total of $50 million. The average stated maturity of these debentures at March 31, 2008 is 13.62 years, with a weighted average interest rate of 6.93%. The initial interest rate is fixed and the earliest call date is September 15, 2016. After the first call date, successive payments, if any, due thereafter bear a weighted average interest rate equal to three-month LIBOR plus 1.66%. The debt qualifies as Tier 2 Capital for regulatory capital purposes.

Other long-term borrowings include a capital lease with a net carrying value of $1.0 million on a branch facility leased by the Company. The Company is amortizing the capitalized lease obligation and depreciating the facility over the remaining non-cancellable term of the original lease, which expires or renews in 2021. During 2007, the Company entered into a capital lease agreement for a data operations sorter with a net carrying value of $230,000. The Company is amortizing the capitalized lease obligation over the term of the original lease, which expires in 2012.

The Company reclassifies borrowings to short-term borrowings when the remaining maturity becomes less than one year. Scheduled reductions of long-term borrowings are as follows:

Total
(in thousands)
2009	$104,201
2010	10,491
2011	25,085
2012	92
2013	101,623
Thereafter	102,380

Total Long-Term Borrowings	$343,872

NOTE 7 – DERIVATIVE INSTRUMENTS

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

The following derivative related activity is included in other non-interest income in the Consolidated Statements of Income:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Changes in Value:
Derivatives not qualifying for Hedge accounting	$(839)	$81
Ineffective portion of fair value Hedges	4	21
Mortgage loan derivatives	(23)	(58)

Total	$(858)	$44

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

NOTE 8 – CONTINGENCIES, GUARANTEES AND REGULATORY MATTERS

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

During first quarter 2008, the Company received a partial redemption distribution in connection with the IPO of VISA for which a $1.0 million net security gain was recorded. The gain included a partial reversal of litigation and guaranty losses described above to the extent they related to the Company’s share of IPO proceeds retained in escrow by VISA to fund the losses. The remaining contingent liability is $338,000.

Guarantees:

The Bank, as a provider of financial services, routinely enters into commitments to extend credit to its customers, including a variety of letters of credit. Letters of credit are a conditional but generally irrevocable form of guarantee on the part of the Bank to make payments to a third party obligee, upon the default of payment or performance by the Bank customer or upon consummation of the underlying transaction as intended. Letters of credit are typically issued for a period of one year to five years, but can be extended depending on the Bank customer’s needs. As of March 31, 2008, the maximum remaining term for any outstanding letter of credit expires on March 31, 2013.

A fee is normally charged to compensate the Bank for the value of the letter of credit that is issued at the request of the Bank customer. The fees are deferred and recognized as income over the term of the guarantee. As of March 31, 2008, the carrying value of these deferrals was a deferred credit of $684,000. This amount included a $101,000 guarantee liability for letters of credit recorded in accordance with Financial Interpretation (FIN) No. 45. The remaining $583,000 represented deferred fees charged for letters of credit exempted from the scope of FIN No. 45.

At March 31, 2008, the contractual amount of all letters of credit, including those exempted from FIN No. 45, was $176 million. These represent the maximum potential amount of future payments that the Company would be obligated to pay under the guarantees.

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

In addition to the guarantee liability and deferred fees described above, the Company has recorded a contingent liability for estimated probable losses on unfunded loan commitments and letters of credit outstanding. This liability was $4.3 million as of March 31, 2008 and $958,000 as of December 31, 2007.

As noted above, as of March 31, 2008, pursuant to FIN No. 45, the Company has an accrued liability of $338,000, representing the estimated fair value of its proportionate share of certain indemnification obligations against VISA.

Regulatory Matters:

On May 31, 2005, the Bank entered into a Formal Agreement with the Office of the Comptroller of the Currency (OCC), the Bank’s primary regulator. The agreement described commitments made by the Bank and outlined a series of steps to address and strengthen the Bank’s consumer compliance program.

On August 10, 2006, the Bank entered into a Consent Order with the OCC. This order primarily imposed requirements on the Bank to take certain actions to strengthen its compliance monitoring policies, procedures, training and overall program relating to the Bank Secrecy Act/Anti-Money Laundering (BSA/AML) regulations. The Consent Order did not impose any fine or civil money penalty on the Bank, but it does make the Bank ineligible for certain expedited approvals. Also, as a result of the Consent Order, AMCORE and the Bank are required to obtain the consent of the regulators in connection with certain activities, including, among other things, changes in directors and senior executive officers and certain executive compensation arrangements.

The commitments and requirements imposed by these two items were completed and on April 14, 2008, the Bank was notified by the OCC that the OCC had terminated the Consent Order regarding the Bank’s BSA/AML compliance program and the Formal Agreement regarding the Bank’s consumer compliance program.

On March 11, 2008, the OCC notified the Bank of its intent to enter into a written agreement to formalize the Bank’s commitment to address weaknesses in the Bank’s commercial lending area identified by the OCC in examinations during 2007. The terms of such agreement will likely include requirements for the Bank to improve credit underwriting and administration practices, among other things.

NOTE 9 – EARNINGS PER SHARE

Earnings per share (EPS) calculations are as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)
Numerator
Net income	$(27,459)	$8,219
Denominator
Average number of shares outstanding – basic	21,942	23,687
Plus: Diluted potential common shares	—	92
Contingently issuable shares		25

Average number of shares outstanding – diluted	21,942	23,804

(Loss) Earnings per share
Basic	$(1.25)	$0.35
Diluted	$(1.25)	$0.35

As prescribed by SFAS No. 128, “Earnings Per Share”, basic EPS is computed by dividing income available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding.

The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued and to include shares contingently issuable pursuant to employee incentive plans. Securities (e.g. options) that do not have a current right to participate fully in earnings but that may do so in the future by virtue of their option rights are potentially dilutive shares. The dilutive shares are calculated based on the treasury stock method meaning that, for the purposes of this calculation, all outstanding options are assumed to have been exercised during the period and the resulting proceeds used to repurchase Company stock at the average market price during the period. The assumed proceeds shall also include the amount of compensation cost attributed to future services and not yet recognized. In computing diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included. Exercise of options is not assumed if the result would be antidilutive. For the three months ended March 31, 2008 and 2007, options to purchase 2.0 million shares and 183,000 shares respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

NOTE 10 – SEGMENT INFORMATION

AMCORE’s internal reporting and planning process focuses on its four primary lines of business (Segment(s)): Commercial Banking, Retail Banking, Investment Management and Trust, and Mortgage Banking. The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray each Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an appropriate allocation of shared support function expenses. The Segments also include funds transfer adjustments to appropriately reflect the cost of funds on assets and funding credits on liabilities and equity. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2007.

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

	Operating Segments
	Commercial Banking	Retail Banking	Investment Management and Trust	Mortgage Banking	Other	Consolidated
	(dollars in thousands)
For the three months ended March 31, 2008
Net interest income	$26,225	$14,842	$71	$764	$(5,218)	$36,684
Non-interest income	1,834	8,830	5,362	322	1,551	17,899

Total revenue	28,059	23,672	5,433	1,086	(3,667)	54,583
Provision for loan losses	53,171	3,618	—	440	—	57,229
Depreciation and amortization	294	752	17	59	1,030	2,152
Other non-interest expense	16,536	15,572	4,491	693	5,455	42,747

(Loss) income before income taxes	(41,942)	3,730	925	(106)	(10,152)	(47,545)
Income tax (benefit) expense	(16,357)	1,455	370	(41)	(5,513)	(20,086)

Net (Loss) Income	$(25,585)	$2,275	$555	$(65)	$(4,639)	$(27,459)

Segment profit (loss) percentage	-112%	10%	2%	—	N/A	-100%

Assets	$3,065,901	$748,032	$11,798	$251,919	$1,098,872	$5,176,522

For the three months ended March 31, 2007
Net interest income	$29,017	$14,482	$109	$1,034	$(4,246)	$40,396
Non-interest income	2,115	7,583	5,032	3,157	1,493	19,380

Total revenue	31,132	22,065	5,141	4,191	(2,753)	59,776
Provision for loan losses	2,447	802	—	(70)	—	3,179
Depreciation and amortization	285	872	20	140	745	2,062
Other non-interest expense	15,626	14,299	4,205	2,129	6,661	42,920

Income (loss) before income taxes	12,774	6,092	916	1,992	(10,159)	11,615
Income tax expense (benefit)	4,982	2,376	357	777	(5,096)	3,396

Net Income (Loss)	$7,792	$3,716	$559	$1,215	$(5,063)	$8,219

Segment profit percentage	59%	28%	4%	9%	N/A	100%

Assets	$3,172,279	$673,318	$12,349	$296,513	$1,115,443	$5,269,902

NOTE 11 – BENEFIT PLANS

Retirement Plans

The AMCORE Financial Security Plan (Security Plan) is a qualified defined contribution plan under Sections 401(a) and 401(k) of the Internal Revenue Code. All eligible employees of the Company participate in the Security Plan, which provides a basic retirement contribution funded by the Company. In addition, employees have the opportunity to make contributions that are eligible to receive matching Company contributions up to certain levels. The expense related to the Security Plan for the quarters ended March 31, 2008 and 2007 was $1.0 million and $1.2 million, respectively. The Company also has a non-qualified profit sharing plan that provides cash payment based upon achievement of corporate performance goals, to all employees who have met service requirements. The expense related to the profit sharing plan for the quarters ended March 31, 2008 and 2007 was $221,000 and $289,000, respectively.

The Company provides additional retirement benefits to certain senior officers through plans that are non-qualified, non-contributory and unfunded. Under one such arrangement, a defined contribution plan, the additional retirement benefits replace what would have been provided under the Company’s defined contribution qualified plan in the absence of limits placed on qualified plan benefits by the Internal Revenue Code of 1986. The expense related to this arrangement was $21,000 and $41,000 for the three-month periods ended March 31, 2008 and 2007, respectively.

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

	For the Three Months Ended March 31,
	2008	2007
	(in thousands)
Components of net periodic benefit cost:
Projected benefit obligation at beginning of year
Service cost	$16	$19
Interest cost	49	50
Actuarial losses, settlement and adjustments	361	550
Transition obligation amortization	42	42

Net periodic cost	$468	$661

The net periodic cost for the first quarter of 2008 included an additional accrual for benefits payable to the retiring Chief Executive Officer and for the first quarter of 2007 included a lump-sum settlement in connection with the separation of a senior executive and an accrual to settle the obligations for two directors not yet in payout under the directors’ defined benefit plan.

Weighted-average assumptions:
Discount rate at end of year	6.00%	5.75%
Rate of compensation increase – employee plan	4.00%	4.00%
Rate of compensation increase – director plan	0%	0%

During the first quarter of 2008 and 2007, contributions of $148,000 and $149,000, respectively, were made to fund benefit payments. The plans have no assets at March 31, 2008 or 2007.

Other Benefit Plans

The AMCORE Financial, Inc. Employee Health Benefit Plan (Health Plan) provides group medical, pharmacy, dental and vision benefits to eligible participating employees of the Company and their dependents. Employees, retirees, and COBRA beneficiaries contribute specific premium amounts determined annually by the Health Plan’s administrator based upon actuarial recommendations for coverage. Retirees and COBRA beneficiaries contribute 100% of their premiums. The Company’s share of the employee premiums and other Health Plan costs are expensed as incurred. Expense related to the Health Plan was $1.2 million and $1.4 million for the three-month period ending March 31, 2008 and 2007, respectively. Life insurance benefits are provided to eligible active employees. Because retiree premiums are actuarially based and are paid 100% by the retiree, the Company has not recorded a postretirement liability.

The Company provides a deferred compensation plan (entitled “AMCORE Financial, Inc. Deferred Compensation Plan”) for certain key employees and directors. This plan provides the opportunity to defer salary, bonuses and non-employee director fees. Participants may defer up to 90% of base compensation and up to 100% of bonus. The deferred compensation liability to participants is recorded in other liabilities in the Consolidated Balance Sheets. The deferrals and earnings grow tax deferred until withdrawn from the plan. The amount and method of payment are pre-defined by participants each year of deferral. Earnings credited to individual accounts are recorded as compensation expense when earned. The total non-qualified deferred compensation plan liability totaled $11.9 million and $12.4 million as of March 31, 2008 and 2007, respectively. Expense related to the deferred compensation plan was ($24,000) and $241,000 for the three-month periods ending March 31, 2008 and 2007, respectively.

NOTE 12 – STOCK-BASED COMPENSATION

The Company has several stock-based compensation plans. The Company provides an employee stock purchase plan and makes awards of stock options, restricted stock and performance share units (PSUs). The awards granted under those plans are accounted for using the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment.” The Company’s expense related to stock-based compensation for the quarters ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Compensation expense included in reported operating expenses:
Stock options	$819	$1,043
Employee stock purchase plan	23	21
Performance share units	(132)	(203)
Restricted stock	69	6

Total stock-based compensation expense	$779	$867

Income tax benefits	$282	$317

At March 31, 2008, total unrecognized stock-based compensation expense was $4.9 million, net of estimated forfeitures, which will be recognized over a weighted average amortization period of 2.0 years. SFAS No. 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. For the three months ended March 31, 2008 the Company did not have any excess tax benefit since there were no exercises and for the three months ended March 31, 2007 the Company had $521,000 of excess tax benefits, which was classified as an operating cash outflow and financing cash inflow.

The fair value of the Company’s employee and director stock options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions.

	First Quarter
	2008	2007
Expected dividend yield	3.62%	2.23%
Expected price volatility	25.86%	19.16%
Expected term in years	6.20	6.25
Expected risk-free interest rate	3.34%	4.76%
Estimated forfeiture rate	1.55%	.92%
Estimated average fair value of options granted	$4.20	$7.31

Employee Stock Award and Incentive Plans. The 2005 Stock Award and Incentive Plan (SAIP) allows for awards to key employees of stock options, restricted shares, performance shares units (PSUs) and other forms of stock-based awards.

Stock Options. Non-qualified stock options are issued at an exercise price equal to the fair market value of the shares on the grant date and generally vest within three to four years and expire from seven to ten years from the date of grant. Options issued are valued using the Black-Scholes model. The activity during and the total options outstanding and exercisable as of March 31, 2008 pursuant to the SAIP and previous incentive plans are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000’s)
Options outstanding at beginning of year	2,064,424	$27.33
Options granted	381,700	$20.42
Options cancelled	(37,223)	$26.40
Options forfeited	(21,966)	$29.04

Options outstanding at March 31, 2008	2,386,935	$26.22	6.0 years	$151,000

Options exercisable at March 31, 2008	1,264,970	$25.75	3.6 years	$120,000

Performance Share Units. The Company grants PSUs pursuant to the terms and conditions of various sub-plans provided for in the SAIP. The sub-plans establish performance goals and performance periods that are approved by the Compensation Committee of the Company’s Board of Directors. Each PSU represents the right to receive a share of the Company’s common stock at the end of the performance period, some of which may be issued as restricted shares. One sub-plan allows for PSUs to be converted to common shares and issued at the end of the three-year performance. Two additional sub-plans allow for PSUs to be converted to restricted common shares after the performance period and vest over five years.

Compensation expense is calculated based upon the expected number of PSUs earned during the performance period and is recorded over the service period. The fair value is calculated equal to market value on the date of grant less the present value of dividends that are not earned during the performance period. Expense is adjusted for forfeitures as they occur. As of March 31, 2008, PSUs expected to be earned and the weighted average grant date fair value per PSU were as follows:

	PSUs	Weighted Average Fair Value	Weighted Average Remaining Vesting Term
Units outstanding at beginning of year	59,070	$27.42
Units estimated to be granted	2,000	30.30
Units forfeited	(10,920)	30.30
Adjustment to estimated grants	(260)	30.30

Units outstanding at March 31, 2008	49,890	$26.89	4.0 years

Restricted Stock Awards. The Company has periodically granted restricted stock awards to certain key employees. The shares are restricted as to transfer, but are not restricted as to dividend payment and voting rights. Transfer restrictions lapse at the end of two, three or nine years contingent upon continued employment. Restricted stock grants are valued at market value on the date of grant and are expensed over the service period. As of March 31, 2008, non-vested shares totaled 22,183 with a weighted average fair value of $22.17 per share. During the first three months of 2008, 14,000 shares were granted, no restricted shares were forfeited and returned to treasury, and no restrictions were released. As of March 31, 2007, non-vested shares totaled 6,787 with a weighted average fair value of $22.84 per share. No awards were granted, 2,189 restricted shares were forfeited and returned to treasury, and no restrictions were released during the first three months of 2007.

Directors’ Stock Plans. The Restricted Stock Plan for Non-Employee Directors provides that eligible non-employee directors receive, in lieu of a cash retainer, shares of common stock of the Company. As of March 31, 2008, restricted shares totaled 9,704 with a weighted average fair value of $28.15 per share. Restrictions were released on 1,178 shares during the first quarter of 2008 and no restricted shares were issued and no shares were cancelled.

The 2001 Stock Option Plan for Non-Employee Directors provides that each current eligible non-employee director and each subsequently elected non-employee director receive options to purchase common stock of the Company. Options granted have an exercise price equal to the market value on the date of grant and generally vest within one to three years and expire in seven to ten years from the date of grant. Stock options granted pursuant to this plan are valued using a Black-Scholes model with assumptions as previously listed. The following table presents certain information with respect to stock options issued to non-employee directors pursuant to the 2001 Plan and previous stock option plans.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000’s)
Options outstanding at beginning of year	138,500	$25.73
Options outstanding at March 31, 2008	138,500	$25.73	4.9 years	$12,000
Options exercisable at March 31, 2008	95,170	$23.95	3.1 years	$12,000

Non-vested options and exercise proceeds. A summary of the Company’s non-vested employee and director stock options for the three months ended March 31, 2008 is presented below.

	Employee options		Director options
	Shares	Average Price	Shares	Average Price
Non-vested options at beginning of year	896,937	$30.20	43,330	$29.63
Options granted	381,700	20.42	—	—
Options forfeited	(21,966)	29.04	—	—
Options vested	(134,706)	31.37	—	—

Non-vested options at March 31, 2008	1,121,965	$26.76	43,330	$29.63

	2008	2007
Fair value of stock options vested during the period (000’s)	$939	$739
Per option fair value of stock options vested during the period	$6.97	$6.72
Number of shares exercised during the period	—	135,579
Intrinsic value of options exercised during the period (000’s)	$—	$1,454

During the first quarter of 2008, there were no options exercised, and therefore no cash or stock equivalent received or tax benefit recognized for exercises. The Company may periodically repurchase shares in open market and private transactions in accordance with Exchange Act Rule 10b-18 to replenish treasury stock for issuances related to stock option exercises and other employee benefit plans.

Employee Stock Purchase Plan. The AMCORE Stock Option Advantage Plan permits eligible employees to purchase from the Company shares of its common stock at an exercise or purchase price at 85% of the lower of the closing price of the Company’s common stock on the NASDAQ National Market on the first or last day of each offering period. Shares issued pursuant to the ESPP are prohibited from sale by a participant for two years after the date of purchase. Dividends earned are credited to a participant’s account and used to purchase shares from the Company’s treasury stock at the same discounted price on the next purchase date. The 15% discount is recorded as compensation expense and is amortized on a straight-line basis over the two-year service period. As of March 31, 2008, $79,000 remains unrecognized related to shares issued during 2007 and 2006.

NOTE 13 – FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis. The following table summarizes, by measurement hierarchy, the various assets and liabilities of the Company that are measured at fair value on a recurring basis.

		Fair Value Hierarchy
	March 31, 2008	Level 1 (1)	Level 2(2)	Level 3(3)
	(in thousands)
Assets
Available for sale securities	$888,831	$95	$862,731	$26,005
Interest rate swap agreements	217	—	217	—
Forward sale loan commitments	83	—	83	—

Total assets	$889,131	$95	$863.031	$26,005

Liabilities
Hedged Deposits	$42,109	$—	$42,109	$—
Interest rate swap agreements	1,303	—	1,303	—
Forward sale loan commitments	159	—	159	—

Total liabilities	$43,571	$—	$43,571	$—

(1)	Quoted prices in active markets for identical assets or liabilities.
(2)	Significant other observable inputs.
(3)	Significant unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs. The following table reconciles the beginning and ending balances of the assets of the Company that are measured at fair value on a recurring basis using significant unobservable inputs. There currently are no liabilities of the Company that are measured at fair value on a recurring basis using significant unobservable inputs.

	Level 3
	Total	Available for Sale Securities	Hedged Loans
	(in thousands)
Balance at January 1, 2008	$54,745	$30,772	$23,973
Total realized/unrealized gains (losses)
Included in earnings	580	—	580
Included in other comprehensive loss	(2,765)	(2,765)	—
Purchases, issuances, (sales) and (settlements)	(2,002)	(2,002)	—
Transfers in (out) of Level 3	(24,553)	—	(24,553)

Balance at March 31, 2008	$26,005	$26,005	$—

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) related to assets still held at March 31, 2008	$—	$—	$—

Gains and losses (realized and unrealized) included in earnings for the above period are reported in other income.

Other Income
(in thousands)
Total gains (losses) included in earnings for quarter ended March 31, 2008	$580

Change in unrealized gains (losses) relating to assets still held at March 31, 2008	$(2,765)

Assets measured at fair value on a non-recurring basis. The following table summarizes, by measurement hierarchy, financial assets of the Company that are measured at fair value on a non-recurring basis.

	March 31, 2008	Level 1	Level 2	Level 3	Total Gains (Losses)
	(in thousands)
Impaired loans	$70,387	$—	$—	$70,387	$(7,550)

In accordance with SFAS No. 114, loans with a carrying amount of $82.9 million were written down to their fair value of $70.4 million as measured by underlying collateral through the Allowance. The amount of the Allowance related to these loans was $12.6 million at March 31, 2008, compared to $5.0 million at December 31, 2007, resulting in an impairment charge of $7.6 million for first quarter 2008.

NOTE 14 – INCOME TAXES

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. The Company has no uncertain tax positions as of March 31, 2008 and is not aware of any significant changes that are reasonably possible within the next twelve months. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income taxes. The years 2004 through 2007 remain subject to examination by the Internal Revenue Service. The years 2003 through 2007 remain subject to examination by Illinois and Wisconsin.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and subsidiaries’ (“AMCORE” or the “Company”) consolidated financial condition as of March 31, 2008 compared to December 31, 2007, and the consolidated results of operations for the three months ended March 31, 2008 compared to the same period in 2007. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

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

KEY INITIATIVES, OTHER SIGNIFICANT ITEMS AND ACCOUNTING CHANGES

Key Initiatives

Credit quality—The Company continues to reinforce a credit quality culture by enhancing the credit risk administration and measurement process. Actions already taken or underway include: implemented a new risk grading system in 2007 to provide more detailed information as to the conditions underlying the portfolio; hired an experienced commercial lending leader in second quarter 2007; shift the management of virtually all residential development loan relationships to an experienced specialty unit; gross reduction in commercial lending staff by 54 bankers; reorganization of the commercial credit approval process; increased the allowance for loan losses; implementation of a straight-through-processing system for commercial lending; and increased staffing and resources in the Company’s non-performing assets resolution specialty group, which pursues resolution of non-performing assets. Many of these actions are discussed elsewhere in this report.

Cost efficiencies—The Company is pursuing an efficiency review across the organization that has already led to a staffing level that is nearly 15% below levels of one year ago. The Company is targeting a three percent reduction per year in pre-FDIC insurance operating expenses in 2008 and 2009. The efficiency focus covers all aspects of the business including final implementation of the Company’s commercial loan straight-through-processing platform.

Core growth—The Company is focused on measuring business unit performance and closely aligning profitability with incentive compensation in order to drive strong core customer based growth. This enhancement to focus on profitability, rather than volume only measures, has led to improved product pricing that is more reflective of true costs and market risks and is expected to help the Company continue to strengthen its earnings stream.

Other Significant Items

Key personnel changes—On February 25, 2008, the Company announced that Kenneth E. Edge had elected to retire as Chief Executive Officer (the “Executive Retirement”) of the Company, effective as of February 22, 2008, and will remain as Chairman of the Board until immediately prior to the 2008 Annual Meeting of Stockholders on May 6, 2008.

Also, on February 22, 2008, the Board of Directors of the Company elected William R. McManaman as Chief Executive Officer, effective February 25, 2008. Prior to his appointment as Chief Executive Officer, Mr. McManaman, age 60, has served as a Director of the Company since 1997.

Branch expansion—During first quarter 2008, the Company’s banking subsidiary (the “Bank”) opened two new branches, one in Mt. Prospect, Illinois and one in Wheaton, Illinois. The Bank is slowing the opening of new branches to only those already in the construction pipeline or under contract. In 2008, this will include a branch in Vernon Hills, Illinois. In 2009, this will include Antioch, Illinois and Naperville, Illinois.

Significant transactions—During 2007, the Company entered into a strategic arrangement with a national mortgage services company to provide private-label loan processing and servicing support (the “Mortgage Restructuring”). As part of this arrangement, the Company sold the majority of its OMSR portfolio (the “OMSR Sale”) in which it recorded a $2.6 million gain, of which $2.4 million was recorded in the first quarter of 2007 (the “OMSR Gain”). The arrangement offers AMCORE a greater breadth of products, more competitive pricing and greater processing efficiencies and is expected to better position the Company for future loan origination growth. As a result of this arrangement, AMCORE expects to better control the risks associated with its mortgage banking business. Additionally, the cost structure in the mortgage banking business has become almost entirely variable in nature, allowing the Company to better absorb fluctuations in mortgage volumes. These include the costs of originating loans that are netted against mortgage banking income or interest income, as well as processing and servicing costs of loans retained in the Bank’s portfolio and that are a component of operating expenses.

In the first quarter of 2007, AMCORE redeemed its $40 million, 9.35 percent coupon outstanding trust preferred securities (Trust Preferred) at a cost of $2.3 million that included both a call premium and unamortized issuance expenses (the “Extinguishment Loss”). The redemption was funded with a new lower cost Trust Preferred issuance of $50 million at a rate of 6.45 percent.

On May 3, 2007, the Company’s Board of Directors authorized the repurchase (the “Repurchase Program”) of up to two million shares of the Company’s stock. The authorization was for a twelve-month period to be executed through open market or privately negotiated purchases. This authorization replaced a previous Repurchase Program that expired May 3, 2007. During 2007, the Company repurchased 2.12 million shares at an average price of $27.92 per share. No shares were purchased during first quarter 2008 as increasing risks in the economy and in the financial markets make the retention of capital a key consideration. The Repurchase Program expired on May 3, 2008.

Regulatory developments—On May 31, 2005, the Bank entered into a Formal Agreement with the Office of the Comptroller of the Currency (the “OCC”), the Bank’s primary regulator. The agreement described commitments made by the Bank and outlined a series of steps to address and strengthen the Bank’s consumer compliance program.

On August 10, 2006, the Bank entered into a Consent Order with the OCC. This order primarily imposed requirements on the Bank to take certain actions to strengthen its compliance monitoring policies, procedures, training and overall program relating to the Bank Secrecy Act/Anti-Money Laundering (BSA/AML) regulations. The Consent Order did not impose any fine or civil money penalty on the Bank, but it did make the Bank ineligible for certain expedited approvals. Also, as a result of the Consent Order, AMCORE and the Bank were required to obtain the consent of the regulators in connection with certain activities, including, among other things, changes in directors and senior executive officers and certain executive compensation arrangements.

The commitments and requirements imposed by these two items were completed and, on April 14, 2008, the Bank was notified by the OCC that the OCC had terminated the Consent Order regarding the Bank’s BSA/AML compliance program and the Formal Agreement regarding the Bank’s consumer compliance program.

On March 11, 2008, the OCC notified the Bank of its intent to enter into a written agreement to formalize the Bank’s commitment to address weaknesses in the Bank’s commercial lending area identified by the OCC in examinations during 2007. The terms of such agreement will likely include requirements for the Bank to improve credit underwriting and administration practices, among other things.

Impact of inflation—Apart from operating expenses, the financial services industry is not directly affected by inflation, however, as the Federal Reserve Board (Fed) monitors economic trends and developments, it may change monetary policy in response to economic changes which would have an influence on interest rates. See the discussion of Net Interest Income, changes due to rate, below.

Accounting Changes

Fair Value Measurements—In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. For some entities, the application of the standard may change how fair value is measured. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. This standard was adopted in first quarter 2008 and did not have a material affect on the Company’s Consolidated Balance Sheets or Statements of Income.

Split-Dollar Life Insurance—In September 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The issue requires companies to recognize a liability for future benefits on split dollar insurance arrangements if the benefit to the employee extends to postretirement periods. The issue is required to be applied to fiscal years beginning after December 15, 2007, with earlier application permitted. This standard was adopted in first quarter 2008 and did not have a material affect on the Company’s Consolidated Balance Sheets or Statements of Income.

Fair Value Option for Financial Assets and Financial Liabilities—In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The fair value option established by this standard permits all entities to choose to measure eligible items at fair value at specified election dates. Under SFAS No. 159, a business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The standard was effective as of January 1, 2008. The Company did not adopt fair value for any new items.

Loan Commitments Recorded at Fair Value Through Earnings—In November 2007, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (SAB) No. 109, which superseded SAB No. 105, which applied only to derivative loan commitments that are accounted for at fair value through earnings. The new guidance states that, consistent with the guidance in SFAS No. 156, “Accounting for Servicing of Financial Assets”, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. This standard was adopted in first quarter 2008 and did not have a material affect on the Company’s Consolidated Balance Sheets or Statements of Income.

Minority Interests—In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.” Among other things, SFAS No. 160 requires minority interests be recorded as a separate component of equity and that net income attributable to minority interests be clearly identified on the Statement of Income. SFAS No. 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008. Earlier adoption is prohibited. Statement No. 160 is required to be applied prospectively, except for the presentation and disclosure requirements. Adoption of this standard in fiscal year 2009 is not expected to have a material impact on the Company’s Consolidated Balance Sheets or Statements of Income.

Business Combinations—In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, to improve financial reporting on business combinations, including recognition and measurement of assets acquired, liabilities assumed, noncontrolling interests, and goodwill. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply this Statement before that date. Adoption of this standard is not expected to have a material impact on the Company’s Consolidated Balance Sheets or Statements of Income.

OVERVIEW OF OPERATIONS AND SIGNIFICANT CATEGORIES

Overview

AMCORE reported a net loss of $27.5 million or $1.25 per diluted share for the quarter ended March 31, 2008. This compares to net income of $8.2 million or $0.35 per diluted share for the same period in 2007 and represents a $35.7 million or $1.60 per diluted share decrease year to year. AMCORE had a negative return on average equity and on average assets for first quarter 2008 of 29.44% and 2.13%, respectively. This compares to a positive return on average equity and on average assets of 8.34% and 0.63%, respectively, for the same period in 2007.

Significant Categories

Changes in the significant categories of first quarter 2008 net loss, compared to first quarter 2007 net income, were:

Net interest income—Declined $3.7 million due to funding costs associated with increased levels of non-accrual loans, including the reversal of accrued interest for loans moved to non-accrual status, and a seasonal reduction in lower cost bank-issued deposits. Net interest margin was 3.12% in first quarter 2008 compared to 3.38% in first quarter 2007.

Provision for loan losses—Increased $54.1 million to $57.2 million in first quarter 2008 from $3.2 million in first quarter 2007, reflecting a 390% increase in net charge-offs and a 208% increase in non-performing loans.

Non-interest income—Declined $1.5 million. The decline was primarily attributable to the $2.4 million OMSR Gain in first quarter 2007 and $858,000 in derivative mark-to-market losses in first quarter 2008. These were partly offset by a $1.0 million net security gain in first quarter 2008 and a $1.0 million increase in service charges on deposits in first quarter 2008 compared to the same period in 2007.

Operating expenses—Were essentially flat at $44.9 million in first quarter 2008 compared to $45.0 million in first quarter 2007. The $2.3 million Extinguishment Loss recorded in first quarter 2007, and declines of $1.1 million and $1.0 million in compensation expense and employee benefits expense, respectively, were offset by a $3.1 million charge in first quarter 2008 for unfunded loan commitments and increases of $526,000 and $454,000, respectively, in net occupancy expense and professional fees.

Income taxes—Decreased $23.5 million, primarily due to a $47.5 million loss before income taxes in first quarter 2008 compared to $11.6 million in earnings before income taxes in first quarter 2007. The effective tax rate was 42.2% in first quarter 2008 compared to 29.2% in 2006. Items that are exempt from taxes, such as municipal bond income and increases in cash surrender value (CSV) of Bank and Company owned life insurance (COLI), while generally resulting in an effective tax rate that is lower than the statutory tax rate, have the opposite effect in a period where there is a loss before income taxes. This is the primary reason that the first quarter 2008 effective tax rate is higher than the statutory tax rate, whereas the first quarter 2007 effective tax rate is lower than the statutory tax rate.

EARNINGS REVIEW OF CONSOLIDATED STATEMENTS OF INCOME

The following discussion compares the major components of net (loss) income and their impact for three months ended March 31, 2008 and 2007.

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

Overview—As reflected below, net interest income, on an FTE basis, declined $3.6 million or 9% in first quarter 2008 compared to first quarter 2007. The decline was due to a $9.8 million decline in FTE interest income, partially offset by a $6.2 million decline in interest expense.

	Quarter Ended March 31,
	2008	2007
	(in thousands)
Interest Income Book Basis	$75,801	$85,742
FTE Adjustment	746	608

Interest Income FTE Basis	76,547	86,350
Interest Expense	39,117	45,346

Net Interest Income FTE Basis	$37,430	$41,004

Net interest spread and margin (See Table 1)—Net interest spread declined 17 basis points to 2.69% in first quarter 2008 from 2.86% in first quarter 2007. The net interest margin was 3.12% in first quarter 2008, a decline of 26 basis points from 3.38% in first quarter 2007.

The declines in net interest spread and net interest margin were driven by lower average yields on loans, reflecting declining interest rates, increased levels of non-accrual loans and the reversal of accrued interest on loans placed on non-accrual status. The decline in loan yields were not matched by a corresponding decline in funding rates, as deposits and wholesale funding sources did not reprice as rapidly as loans, while some transactional deposit products have already reached a rate floor, where further reductions in rates paid are not possible. In addition, continued efforts by competitors to pay well above the wholesale cost of funds continue to place pressure on deposit rates, while a seasonal decline in average bank-issued deposit funding was replaced with higher-cost wholesale funding sources. Also contributing to the decline in margin and spread was the continued divergence in recent financial markets with higher declines in prime rates compared to LIBOR-based rates and the substitution of debt for capital in the Repurchase Program. Since the Company has a higher proportion of prime-based loans and a higher proportion of LIBOR-based liabilities, the aforementioned divergence in interest rates resulted in some reduction in net interest spread and net interest margin. While the Repurchase Program has improved the efficiency of the Company’s capital structure, it has also contributed to the compression in net interest spread and net interest margin.

Changes due to volume (See Table 2)—In first quarter 2008, net interest income (FTE) declined due to average volume by $923,000 when compared to first quarter 2007. This decline was comprised of a $1.2 million decline in interest income that was partially offset by a $297,000 decrease in interest expense. The decline in interest income was attributable to a $74 million decrease in interest-earning assets. The decrease was primarily driven by a $34 million reduction in average loans and a $23 million decrease in average investment securities. The reduction in average loans is attributable to the current market environment, where tighter credit pressures are generating pay downs faster than new loans are available. The reduction in average investment securities resulted from not reinvesting all of the cash flows from maturities and prepayments, as the Company has migrated its balance sheet to a lower proportion of investment securities. Average interest-bearing liabilities only declined $30 million, compared to the $74 million decline in average interest-earning assets, due to the Repurchase Program, which substituted debt for capital.

Changes due to rate (See Table 2)—In first quarter 2008, net interest income (FTE) declined due to average rates by $2.7 million when compared with the same period in 2007. This was comprised of an $8.6 million decrease in interest income that was only partly offset by a $5.9 million decrease in interest expense. Both interest-earning asset yields and interest-bearing liability costs were affected by six separate decreases in the federal funds (Fed Funds) rate totaling a combined 300 basis points, all of which occurred since the first quarter of 2007.

Interest rate risk—Like most financial institutions, AMCORE has an exposure to changes in both short-term and long-term interest rates. Among those factors that could further affect net interest margin and net interest spread include: greater and more frequent changes in interest rates, including the impact of basis risk between various interest rate indices such as prime and LIBOR, changes in the shape of the yield curve, mismatch in the duration of interest-earning assets and the interest-bearing liabilities that fund them, the effect of prepayments or renegotiated rates, increased price competition on both deposits and loans, promotional pricing on deposits, changes in the mix of earning assets and the mix of liabilities, including greater or less use of wholesale sources, changes in the level of non-accrual loans, and in an environment such as is currently being experienced where there are rapid and substantial declines in interest rates, the limited ability to reduce certain low-cost deposit products rates (such as NOW accounts) to the same extent that interest-earning assets reprice. As the increased level of non-accrual loans will take time to work out, and there are no immediate signs of deposit pricing pressures waning, the Company does not expect a recovery in the margin or spread statistics for several quarters.

Provision for Loan Losses

Loans, the Company’s largest income earning asset category, are periodically evaluated by management in order to establish an adequate allowance for loan losses (Allowance) to absorb estimated losses that are probable as of the respective reporting date. This evaluation includes specific loss estimates on certain individually reviewed loans where it is probable that the Company will be unable to collect all of the amounts due (principal or interest) according to the contractual terms of the loan agreement (impaired loans) and statistical loss estimates for loan groups or pools that are based on historical loss experience. Also included are other loss estimates that reflect the current credit environment and that are not otherwise captured in the historical loss rates. These include the quality and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay or collateral values, and economic and industry conditions, among other things. The Allowance is also subject to periodic examination by regulators, whose review may include their own assessment as to its adequacy to absorb probable losses.

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

The first quarter 2008 Provision was $57.2 million, an increase of $54.1 million from $3.2 million in first quarter 2007. The increase was primarily due to a 390% increase in net charge-offs and a 208% increase in non-performing loans. Net charge-offs were $13.6 million or 140 basis points of average loans in first quarter 2008, compared to $2.8 million or 28 basis points of average loans in first quarter 2007. Non-performing loans were $114.1 million at March 31, 2008 compared to $37.0 million at March 31, 2007. Non-performing loans is the sum of non-accrual loans and loans that are ninety days past due but are still accruing interest. A tightening of policy during first quarter 2008 resulted in a majority of loans that were ninety days past due and still accruing being placed on non-accrual. Delinquencies, loans that are thirty to ninety days past due, have also increased by 75 percent since first quarter 2007.

The increase in net charge-offs, non-performing loans and delinquent loans is largely due to the rapid deterioration in real estate markets that has occurred across the country. In the Midwest, where the Company has its footprint, the result has been declines in real estate sales activity that affects the liquidity and capital resources of borrowers, which in turn affects the borrower’s ability to make principal and interest payments when due. The decline in sales activity also leads to eroding property values, which serve as collateral for the repayment of loans. These circumstances are particularly evident for developers of residential real estate properties, where the Company has a large concentration in loans outstanding of $758 million. Developers use loan proceeds to fund the acquisition of land, development of the raw land, and construction of homes. These projects are heavily dependent upon the successful sale of units completed early in the project’s life to fund units scheduled later in the project and then have the sales proceeds from those later units repay the loans. The combination of declining sales activity, softening collateral values and large real estate concentrations led to the significant increase in the Company’s Provision in first quarter 2008 compared to first quarter 2007.

Non-Interest Income

Total non-interest income is comprised primarily of fee-based revenues from Investment Management and Trust and bank-related service charges on deposits. Income from bankcard fee income, COLI, brokerage commission income and mortgage banking income are also included in this category.

Overview—For first quarter 2008, non-interest income totaled $17.9 million, a decline of $1.5 million or 8% from $19.4 million in first quarter 2007. The decline was primarily attributable to the $2.4 million OMSR Gain in first quarter 2007 and $858,000 in derivative mark-to-market losses in first quarter 2008. These were partly offset by a $1.0 million net security gain in first quarter 2008 and a $1.0 million increase in service charges on deposits in first quarter 2008 compared to the same period in 2007.

Investment management and trust income—Investment Management and Trust income includes trust services, investment management, estate administration, financial planning and employee benefit plan recordkeeping and administration. Investment Management and Trust income totaled $4.3 million in first quarter 2008, an increase of $227,000 or 6% from $4.1 million in first quarter 2007. The increase was primarily attributable to higher personal trust service income. At March 31, 2008, total assets under administration were $2.7 billion.

Service charges on deposits—Service charges on deposits, the Company’s largest source of non-interest income, totaled $7.3 million in first quarter 2008, a $1.0 million or 16% increase over $6.3 million in first quarter 2007. Service charges on consumer deposit accounts were the primary driver of the increase and were affected by enhancements to the Company’s fee structure and waiver policies on both retail and commercial deposits. Also contributing to the increase were declining interest rates that have reduced the deposit credit offset against commercial account activity fees. While this rate of growth is not expected to continue, this level of revenue is expected to be sustainable over time with some additional improvement in the near-term as the full impact of interest rate declines on commercial deposit offsets are realized. In addition, the first quarter is seasonally a low quarter for service charges on deposits.

Mortgage Banking income—Mortgage banking income includes fees generated from the underwriting, originating and servicing of mortgage loans along with gains and fees realized from the sale of these loans, net of origination costs, OMSR amortization and impairment.

For first quarter 2008, mortgage banking income was $345,000, a decline of $514,000 from $859,000 in first quarter 2007. Total closings were essentially flat at $74 million in first quarter 2008 compared to $75 million in 2007. The 2008 decline in mortgage banking income was primarily due to lower servicing fee income, and is attributable to the OMSR Sale, after which the Company no longer generates fee income in connection with the servicing of mortgage loans sold to the secondary market. The cost of servicing those loans, a component of operating expense, was also eliminated after the Mortgage Restructuring.

COLI income—COLI income totaled $1.2 million in first quarter 2008, a $282,000 or 30% increase from $954,000 in first quarter 2007, due to improved yields on underlying investments and higher balances. AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. As of March 31, 2008, the cash surrender value (CSV) of COLI was $141 million.

Other non-interest income—For first quarter 2008, other non-interest income, which includes brokerage commission income, bankcard fee income, net security (losses) gains and other, totaled $4.7 million, a $2.5 million decline from $7.2 in first quarter 2007. The decline was primarily due to the $2.4 million OMSR Gain in first quarter 2007 and $858,000 in derivative mark-to-market losses in first quarter 2008. These were partly offset by a $1.0 million net security gain in first quarter 2008. The net security gain related to a partial redemption distribution received as a member company in connection with the initial public offering (IPO) of VISA, Inc. The gain includes a partial reversal of litigation and guaranty losses recognized in fourth quarter 2007 to the extent they relate to the Company’s share of IPO proceeds retained in escrow by VISA, Inc. to fund the losses.

Operating Expenses

Overview—In first quarter 2008, total operating expense was $44.9 million, which was essentially flat with $45.0 million in first quarter 2007. The $2.3 million Extinguishment Loss recorded in first quarter 2007, and declines of $1.1 million and $1.0 million in compensation expense and employee benefits expense, respectively, were offset by a $3.1 million charge in first quarter 2008 for unfunded loan commitments and increases of $454,000 and $445,000 in professional fees and net occupancy expense, respectively.

The efficiency ratio was 82.3% in first quarter 2008, compared to 75.3% in first quarter 2007. The efficiency ratio is calculated by dividing total operating expenses by revenues. Revenues are the sum of net interest income and non-interest income.

Personnel expense—Personnel expense includes compensation expense and employee benefits and is the largest component of operating expenses, totaling a combined $24.4 million in first quarter 2008, compared to $26.5 million in first quarter 2007, a decline of $2.1 million or 8%.

First quarter 2008 included $758,000 in costs associated with the Executive Retirement and $462,000 of severance related to staff eliminations connected to the Company’s cost efficiencies initiative. First quarter 2007 included $1.3 million in expense for the separation of a senior executive, severance costs associated with job eliminations in connection with the Mortgage Restructuring, and the close out of a legacy supplemental retirement plan for two directors.

The majority of the $2.1 million decline relates to the savings related to the Company’s cost efficiencies initiative and reduced staff related to the Mortgage Restructuring. Staffing levels are nearly 15% below levels of one year ago.

Facilities expense—Facilities expense, which includes net occupancy expense and equipment expense, was a combined $8.1 million in first quarter 2008, a $526,000 or an 8% increase compared to first quarter 2007. The increase was primarily due to higher rental expense associated with new branches that were opened after the first quarter of 2007.

Professional fees—Professional fees include legal, consulting, auditing and external portfolio management fees and totaled $2.4 million in first quarter 2008, an increase of $454,000 or 24% from first quarter 2007. The increase reflects higher legal fees and consulting costs associated with the Executive Retirement. The Company expects professional fees to be flat over the next few quarters as it will have additional fees related to a third party review of its loan portfolio.

Other operating expenses—Other operating expenses includes data processing expense, communication expense, advertising and business development expenses and other costs, and were a combined $11.3 million in first quarter 2008. This was a $1.0 million increase from $10.3 million in first quarter 2007. A $3.1 million charge in first quarter 2008 for unfunded loan commitments and a $673,000 increase in loan collection related costs were partially offset by the $2.3 million Extinguishment Loss recorded in first quarter 2007 and a $429,000 decline in advertising expenses.

The Company expects increased FDIC insurance premiums during the remaining quarters of 2008, as it has exhausted its prior year credits.

Income Taxes—Income tax benefit totaled $20.1 million in first quarter 2008, compared to an expense of $3.4 million in first quarter 2007. The decline was mainly due to lower income before taxes. The first quarter 2008 benefit also included a $753,000 one-time reduction in taxes due to favorable changes in expense attribution rules related to tax-exempt interest.

The effective tax rate was 42.2% in first quarter 2008 compared to 29.2% in 2007. Items that are exempt from taxes, such as municipal bond income and increases in CSV of COLI, while generally resulting in an effective tax rate that is lower than the statutory tax rate, have the opposite effect in a period where there is a loss before income taxes. This is the primary reason that the first quarter 2008 effective tax rate is higher than the statutory tax rate, whereas the first quarter 2007 effective tax rate is lower than the statutory tax rate.

EARNINGS REVIEW BY BUSINESS SEGMENT

AMCORE’s internal reporting and planning process focuses on four primary lines of business (Segment(s)): Commercial Banking, Retail Banking, Investment Management and Trust, and Mortgage Banking. Note 10 of the Notes to Consolidated Financial Statements presents a condensed income statement and total assets for each Segment.

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

Total Segment results differ from consolidated results primarily due to inter-segment eliminations, certain corporate administration costs, items not otherwise allocated in the management accounting process and treasury and investment activities such as the offset to the funds transfer adjustments made to the Segments, interest income on the securities investment portfolio, gains and losses on the sale of securities, COLI, CRA related fund income and derivative gains and losses. The impact of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and is included in the “Other” column of Note 10 of the Notes to Consolidated Financial Statements.

Commercial Banking

The Commercial Banking Segment (Commercial) provides commercial banking services to middle market and small business customers through the Bank’s full service branch and LBO locations. The services provided by Commercial include lending, business checking and deposits, treasury management and other traditional as well as electronic services.

Overview—Commercial represented 112% and 59%, respectively, of total Segment net loss in the first quarter 2008 and net income in first quarter 2007. Commercial total assets were $3.1 billion at March 31, 2008 and represented 59% of total consolidated assets. This compares to $3.2 billion and 60% at March 31, 2007.

Commercial net loss for the first quarter of 2008 was $25.5 million, a decrease of $33.3 million or 428% from first quarter of 2007 net income of $7.8 million. The decrease was primarily due to a $50.7 million increase in Provision and a $2.8 million decrease in net interest income, which were partly offset by a $21.4 million decrease in income taxes.

The decline in net interest income was driven by lower average yields on loans, increased levels of non-accrual loans, decreased loan volumes and the reversal of accrued interest on loans placed on non-accrual status. The decline in loan yields was not matched by a corresponding decline in funding rates, as deposits and wholesale funding sources did not reprice as rapidly as loans. The increase in Provision was primarily due to increased net charge-offs of non-performing loans. The combination of declining real estate sales activity, which affected developers’ ability to service their loans, softening collateral values and large real estate concentrations led to the significant increase in the Provision in first quarter 2008, compared to first quarter 2007. The decrease in income taxes was due to the decline in pre-tax results from income in first quarter 2007 compared to a loss in first quarter 2008.

Retail Banking

The Retail Banking Segment (Retail) provides banking services to individual customers through the Bank’s branch locations. The services provided by Retail include direct and indirect lending, checking, savings, money market and certificate of deposit (CD) accounts, safe deposit rental, ATMs, and other traditional and electronic services.

Overview—Retail represented a negative 10% and a positive 28%, respectively, of total Segment net loss in the first quarter 2008 and net income in first quarter 2007. Retail total assets were $748 million at March 31, 2008 and represented 14% of total consolidated assets. This compares to $673 million and 13% at March 31, 2007.

Retail net income for the first quarter of 2008 was $2.3 million, a decrease of $1.4 million or 39% from first quarter of 2007 net income of $3.7 million. The decrease was primarily due to a $2.8 million increase in Provision and $1.2 million increase in operating expenses, that were partially offset by a $1.2 million increase in non-interest income and a $921,000 decrease in income taxes.

The increase in Provision was mainly due to higher net charge-offs, specifically one $2.0 million charge-off on a large home equity credit that was managed by Retail. The increase in operating expenses was due to higher rental expense associated with new branches that were opened after the first quarter of 2007 and higher allocated expenses. The increase in non-interest income was mainly due to higher service charges on deposits, brokerage commission referral income and bankcard fee income. Income taxes decreased due to lower income before taxes.

Investment Management and Trust

The Investment Management and Trust Segment (IMT) provides wealth management services, which includes trust services, investment management, estate administration, financial planning, employee benefit plan recordkeeping and administration and brokerage services.

Overview—IMT represented a negative 2% and a positive 4%, respectively, of total Segment net loss in the first quarter 2008 and net income in first quarter 2007. IMT total assets were $11.8 million at March 31, 2008 and were $12.3 million at March 31, 2007.

IMT income for the first quarter of 2008 was $555,000, essentially flat with first quarter of 2007 net income of $559,000, as higher non-interest income was offset by higher operating expenses.

The increase in non-interest income was attributable to higher personal trust services and brokerage commission income. The increase in operating expenses was due to higher personnel and data-processing costs.

Mortgage Banking

The Mortgage Banking Segment (Mortgage) provides a variety of mortgage lending products to meet its customers’ needs. It sells most of the loans it originates to a third-party mortgage services company, which provides private-label loan processing and servicing support on both sold and retained loans.

Overview—Mortgage was essentially breakeven for first quarter 2008 and represented 9% of total Segment net income in first quarter 2007. Mortgage total assets were $252 million at March 31, 2008 and represented 5% of total consolidated assets. This compares to $297 million and 6% at March 31, 2007.

Mortgage results decreased $1.3 million from first quarter of 2007 net income of $1.2 million. The decrease was primarily due to a $2.8 million decrease in non-interest income partially offset by a $1.5 million decrease in operating expenses and an $818,000 decrease in income tax expense.

The decrease in non-interest income was due to the $2.4 million OMSR Gain recorded in first quarter 2008 and lower servicing fee income attributable to the OMSR Sale. The decrease in operating expenses was attributable to lower personnel costs and allocated expenses, the benefit of an improved cost structure associated with the Mortgage Restructuring. Income taxes decreased due to lower income before taxes.

BALANCE SHEET REVIEW

Total assets were essentially flat at $5.2 billion for both March 31, 2008 and December 31, 2007, reflecting a decrease of $16 million. Total liabilities increased $8 million over the same period while stockholders’ equity decreased $25 million. The following discusses changes in the major components of the Consolidated Balance Sheet since December 31, 2007.

Cash and Cash Equivalents—Cash and cash equivalents decreased $23 million from December 31, 2007 to March 31, 2008, as cash provided by operating activities of $11 million and cash provided by financing activities of $3 million, were more than offset by a decrease in cash used in investing activities of $37 million.

Securities Available for Sale—Total securities available for sale as of March 31, 2008 were $914 million, an increase of $71 million or 8% from December 31, 2007. At March 31, 2008, the total securities available for sale portfolio comprised 18% of total earning assets, including COLI. Among the factors affecting the decision to purchase or sell securities are the current assessment of economic and financial conditions, including the interest rate environment, regulatory capital levels, the liquidity needs of the Company, and its pledging obligations.

As of March 31, 2008, mortgage and asset backed securities totaled $735 million and represented 80% of total available for sale securities. The distribution of mortgage and asset backed securities included $119 million of GSE mortgage-backed pass through securities, $527 million of GSE collateralized mortgage obligations, $55 million of private issue collateral mortgage obligations, and $34 million of private issue asset backed obligations, all of which are rated Aaa.

The $914 million of total securities available for sale includes gross unrealized gains of $11 million and gross unrealized losses of $7 million. Unrealized gains and unrealized losses is the difference between a security’s fair value and carrying value. The fair value of a security is generally influenced by two factors, market risk and credit risk. Market risk is the exposure of the security to changes in interest rate. There is an inverse relationship to changes in the fair value of the security with changes in interest rates, meaning that when rates increase the value of the security will decrease. Conversely, when rates decline the value of the security will increase. Credit risk arises from the extension of credit to a counter-party, for example a purchase of corporate debt in security form, and the possibility that the counter-party may not meet its contractual obligations. The Company’s policy is to invest in securities with low credit risk, such as U.S. Treasuries, U.S. government agencies (such as the Government National Mortgage Association or “GNMA”), GSEs (such as FHLMC), state and political obligations, and highly-rated private issue mortgage and asset-backed securities. Unlike agency debt, GSE debt is not secured by the full faith and credit of the United States.

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

For comparative purposes, at December 31, 2007, gross unrealized gains of $2 million and gross unrealized losses of $7 million were included in the securities available for sale portfolio. For further analysis of the securities available for sale portfolio, see Note 2 of the Notes to Consolidated Financial Statements.

Loans Held for Sale—At March 31, 2008, mortgage origination fundings awaiting sale were $9 million, compared to $4 million at December 31, 2007. All loans held for sale are recorded at the lower of cost or market value. Residential mortgage loans are originated by the Company’s Mortgage Banking Segment, of which non-conforming adjustable rate, fixed-rate and balloon residential mortgages have historically been retained by the Bank. The conforming adjustable rate, fixed-rate and balloon residential mortgage loans were historically sold in the secondary market to eliminate interest rate risk, as well as to generate gains on the sale of these loans and servicing income. With the aforementioned Mortgage Restructuring, a majority of all mortgage loans are now being sold for a fee net of origination costs. See Significant Transactions, discussed above.

Loans—Loans represent the largest component of AMCORE’s earning asset base. At March 31, 2008, total loans were $3.9 billion, a decrease of $30 million from December 31, 2007, and represented 79% of total earning assets including COLI. The reduction in average loans is attributable to current market environment, where tighter credit pressures are generating pay downs faster than new loans are available. See Note 3 of the Notes to Consolidated Financial Statements.

Total commercial real estate loans, including real estate construction loans, decreased $25 million or 1%. Residential real estate loans decreased $21 million or 5%. Commercial, financial and agricultural loans increased $16 million or 2%. Installment and consumer loans increased $394,000 or less than 1%.

Goodwill—Total goodwill at March 31, 2008 was $6.1 million, unchanged from December 31, 2007.

Deposits—Total deposits at March 31, 2008 were $3.9 billion, a decrease of $66 million or 2% when compared to December 31, 2007. The decrease was due to a $70 million decrease in bank-issued deposits net of a $4 million increase in wholesale deposits. The decline in bank-issued deposits reflects the Company’s efforts to ensure that its deposit attraction strategies are priced at competitive, but profitable levels. This has led to some attrition in balances, as some customers, notably time deposit customers, moved balances to other institutions. Bank-issued deposits represent 85% of total deposits at both March 31, 2008 and December 31, 2007.

Borrowings—Borrowings totaled $839 million at March 31, 2008 and were comprised of $495 million of short-term borrowings and $344 million of long-term borrowings. Comparable amounts at the end of 2007 were $397 million and $369 million, respectively, for combined borrowings of $766 million. Since December 31, 2007, total borrowings have increased by $73 million, comprised of a $98 million increase in short-term borrowings and a $25 million decrease in long-term borrowings. The net increase in borrowings included $79 million in repurchase agreements, $29 million in Fed Funds purchased and $22 million in U.S. Treasury tax and loan note accounts. The increase was partially offset by a $61 million decrease Federal Home Loan Bank (FHLB) advances. See Notes 5 and 6 of the Notes to Consolidated Financial Statements.

The Company has $50 million of Trust Preferred securities that qualify as Tier 1 Capital for regulatory capital purposes for the Company. The Bank has two fixed/floating rate junior subordinated debentures totaling a combined $50 million that qualify as Tier 2 Capital for regulatory capital purposes for both the Bank and the Company.

On April 17, 2008, Fitch downgraded the Company’s and the Bank’s long-term and short-term Issuer Default ratings to BB+/B. In addition, Fitch revised the Rating Outlook to Negative from Stable.

Stockholders’ Equity—Total stockholders’ equity at March 31, 2008 was $344 million, a decrease of $25 million from December 31, 2007. The decrease in stockholders’ equity was due to a $32 million decrease in retained earnings and a $6 million increase in accumulated other comprehensive income. The $32 million decrease in retained earnings was due to the $27 million 2008 first quarter net loss and dividends paid of $4 million. See discussion below under Liquidity and Capital Management.

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

Mortgage loan sales—Historically, the Company sold most of the mortgage loans that it originated to the secondary market, retaining the right to service the loans that are sold. As a result, the loans were removed from the Company’s Consolidated Balance Sheets, an OMSR asset was recorded and gains on the sale of the loans were recognized, pursuant to SFAS No 140. During 2007, the Company sold the majority of its OMSR portfolio. The Company now sells the majority of the mortgage loans that it originates, including the rights to service the loans sold, to a national mortgage services company in a private-label loan processing and servicing support arrangement. See above discussion of Significant Transactions. At both March 31, 2008 and December 31, 2007, the unpaid principal balance of mortgage loans serviced for others was $17 million. These loans are not recorded on the Company’s Consolidated Balance Sheets. As of March 31, 2008 and December 31, 2007, the Company had recorded $135,000 and $139,000, respectively, of OMSRs. There were no impairment valuation allowances for either period. See Note 4 of the Notes to Consolidated Financial Statements.

Derivatives—The Company periodically uses derivative contracts to help manage its exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives used most often are interest rate swaps, and on occasion caps, collars and floors (collectively the “Interest Rate Derivatives”), mortgage loan commitments and forward contracts. As of March 31, 2008 and December 31, 2007, there were no caps, collars or floors outstanding. Interest Rate Derivatives are contracts with a third-party (the “Counter-party”) to exchange interest payment streams based upon an assumed principal amount (the “Notional Principal Amount”). The Notional Principal Amount is not advanced to/from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams and is not recorded on the Consolidated Balance Sheets. AMCORE does not have any derivatives that are held or issued for trading purposes but it does have some derivatives that do not qualify for hedge accounting. AMCORE monitors credit risk exposure to the Counter-parties. All Counter-parties, or their parent company, have investment grade credit ratings and are expected to meet any outstanding interest payment obligations.

The total notional amount of Interest Rate Derivatives outstanding was $83 million and $141 million as of March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008, Interest Rate Derivatives had a net negative carrying and fair value of $1.1 million, compared to a net negative carrying and fair value of $1.7 million at December 31, 2007. The total notional amount of forward contracts outstanding for mortgage loans to be sold was $47 million and $23 million as of March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008, the forward contracts had a net negative carrying and fair value of $159,000 compared to a net negative carrying and fair value of $96,000 at December 31, 2007. For further discussion of derivatives, see Note 7 of the Notes to Consolidated Financial Statements.

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

At March 31, 2008 and December 31, 2007, liabilities in the amount of $101,000 and $111,000, respectively, representing the value of the guarantee obligations associated with certain of the letters of credit, had been recorded in accordance with FIN No. 45. These amounts are expected to be amortized into income over the lives of the commitments. The contractual amount of all letters of credit, including those exempted from the scope of FIN No. 45, was $176 million and $192 million at March 31, 2008 and the end of 2007, respectively. See Note 8 of the Notes to Consolidated Financial Statements.

The carrying value of mortgage loan commitments recorded as an asset totaled $83,000 and $43,000 at March 31, 2008 and December 31, 2007, respectively. These amounts represent the fair value of those commitments marked-to-market in accordance with SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities” and in accordance with SAB No. 105. The total notional amount of mortgage loan commitments was $35 million at March 31, 2008 and $18 million at December 31, 2007. See Note 7 of the Notes to Consolidated Financial Statements.

At March 31, 2008 and December 31, 2007, the Company had extended $746 million and $867 million, respectively, in loan commitments other than the mortgage loan commitments and letters of credit described above. This amount represented the notional amount of the commitment. A contingent liability of $4.3 million and $958,000 has been recorded for the Company’s estimate of probable losses on unfunded commitments outstanding at March 31, 2008 and December 31, 2007, respectively.

Equity investments—The Company has a number of non-marketable equity investments that have not been consolidated in its financial statements but rather are recorded in accordance with either the cost or equity method of accounting depending on the percentage of ownership. At both March 31, 2008 and December 31, 2007, these investments included $4 million in CRA related investments. Not included in the carrying amount were commitments to fund an additional $1.6 million, at some future date. The Company also has recorded investments of $4 million, $20 million, and $95,000, respectively, in stock of the Federal Reserve Bank, the FHLB and preferred stock of Federal Agricultural Mortgage Corporation at March 31, 2008. At December 31, 2007, these amounts were $4 million, $20 million, and $97,000, respectively. These investments are recorded at amortized historical cost or fair value, as applicable, with income recorded when dividends are declared.

Other investments, comprised of various affordable housing tax credit projects (AHTCP) and other CRA related investments, totaled approximately $653,000 and $698,000 at March 31, 2008 and December 31, 2007, respectively. Losses are limited to the remaining investment and there are no additional funding commitments on the AHTCPs by the Company. Those investments without guaranteed yields were reported on the equity method, while those with guaranteed yields were reported using the effective yield method. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus additional commitments, if any, and the potential for the recapture of tax credits on AHTCP should it fail to qualify for the entire period required by tax regulations.

Other investments—The Company also holds $2 million in a common security investment in AMCORE Capital Trust II (the “Capital Trust”), to which the Company has $52 million in long-term debt outstanding. The Capital Trust, in addition to the $2 million in common securities issued to the Company, has $50 million in Trust Preferred securities outstanding. The $50 million in Trust Preferred securities were issued to non-affiliated investors during 2007 and are redeemable beginning in 2012. In its Consolidated Balance Sheets, the Company reflects its $2 million common security investment on the equity method and reports the entire $52 million as outstanding long-term debt. For regulatory purposes, however, the $50 million in Trust Preferred securities qualifies as Tier 1 capital for the Company.

Fiduciary and agency—The Company’s subsidiaries also hold assets in a fiduciary or agency capacity that are not included in the Consolidated Financial Statements because they are not assets of the Company. Total assets administered by the Company were $2.7 billion at March 31, 2008 and December 31, 2007.

Contractual Obligations

In the ordinary course of its business, the Company enters into certain contractual arrangements. These obligations include issuance of debt to fund operations, property leases and derivative transactions. With the predominant portion of its business being banking, the Company routinely enters into and exits various funding relationships including the issuance and extinguishment of long-term debt. See the discussion of Borrowings above, and Note 6 of the Notes to Consolidated Financial Statements. There were no material changes in the Company’s contractual obligations since the end of 2007. Amounts as of December 31, 2007 are listed in the following table:

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Time Deposits	$1,582,466	$925,116	$497,753	$149,333	$10,264
Long-Term Debt (1)	454,978	20,295	170,078	99,210	165,395
Capital Lease Obligations (2)	2,708	225	450	461	1,572
Operating Leases	105,570	4,361	9,147	7,468	84,774
Service Contracts	2,650	1,050	1,376	224	—
Interest Rate Swaps (3)	33,837	8,173	11,982	7,092	6,590
Planned Pension Obligation Funding	6,256	188	428	787	4,853

Total	$2,188,645	$959,408	$691,214	$264,575	$273,448

(1)	Includes related interest. Interest calculations on debt with call features were calculated through the first call date. Any debt with floating rates was calculated using the rate in effect at December 31, 2007.
(2)	Includes related interest.
(3)	Swap contract payments relate only to the “pay” side of the transaction. Any contracts with floating rates were calculated using the rate in effect at December 31, 2007.

ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

AMCORE’s credit risk is centered in its loan portfolio, which totaled $3.9 billion, or 79% of earning assets, including COLI on March 31, 2008. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as to reduce the risk of a loss resulting from a customer’s failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration and borrower concentration.

The Company is also exposed to carrier credit risk with respect to its $141 million investment in COLI. AMCORE has managed this risk by utilizing “separate accounts” in which its credit exposure is to a specific investment portfolio rather than the carrier. The underlying investment portfolios (which are managed by parties other than AMCORE) consist of investment grade securities and the investment guidelines typically have a requirement to sell if the securities are downgraded. Separate accounts constitute the majority of AMCORE’s COLI portfolio. In terms of COLI accounts where AMCORE is directly exposed to carrier risk, this risk has been managed by diversifying its holdings among multiple carriers and by periodic internal credit reviews. All carriers have investment grade ratings from the major rating agencies.

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

The determination by management of the appropriate level of the Allowance amounted to $96.7 million at March 31, 2008, compared to $53.1 million at December 31, 2007, an increase of $43.6 million or 82%. Specific loss estimates on individually reviewed impaired loans and loss estimates on loan pools based upon historical loss experience increased $7.6 million and $1.8 million, respectively, at March 31, 2008 compared to December 31, 2007. Other loss estimates to reflect the current credit environment increased $34.3 million. The increase in the Allowance was taken in light of sustained increases in non-performing loans, increased delinquencies, higher net charge-offs and the rapid deterioration in real estate sales activity in the Midwest that affects the liquidity and capital resources of borrowers and the borrower’s ability to make principal and interest payment when due. The decline in sales activity also leads to eroding property values, which serve as collateral for the repayment of loans.

At March 31, 2008, the Allowance as a percent of total loans and of non-performing loans was 2.48% and 85%, respectively. These compare to the same ratios at December 31, 2007 of 1.35% and 75%. Net charge-offs were $13.6 million in the first quarter of 2008, an increase of $10.9 million from $2.8 million in the first quarter of 2007. Annualized, this was 1.40% and 0.28% of average loans, respectively. Increases included commercial real estate net charge-offs of $9.1 million, residential real estate net charge-offs of $3.0 million and consumer/installment net charge-offs of $151,000. These were partially offset by a $1.4 million decline in commercial and industrial net charge-offs.

Non-performing Assets—Non-performing assets consist of non-accrual loans, loans ninety days past due and still accruing interest, foreclosed real estate and other repossessed assets. Non-performing assets totaled $116.7 million as of March 31, 2008, an increase of $41.6 million or 55% from $75.1 million at December 31, 2007. The increase since December 31, 2007 consisted of a $43.3 million increase in non-performing loans driven by a rapid weakening of real estate conditions in the Company’s markets. These market conditions are expected to persist into the second quarter of 2008. Foreclosed assets decreased by $1.6 million due to the liquidation of a real estate property at close to the Company’s carrying cost. Total non-performing assets represented 2.25% and 1.45% of total assets at March 31, 2008 and December 31, 2007, respectively.

In addition to the amount of non-performing loans, management is aware that other possible credit problems of borrowers may exist. These include loans that are migrating from grades with lower risk of loss probabilities into grades with higher risk of loss probabilities, as performance and potential repayment issues surface. The Company monitors these loans and adjusts its historical loss rates in its Allowance evaluation accordingly. The most severe of these loans are credits that are classified as substandard assets due to either less than satisfactory performance history, lack of borrower’s sound worth or paying capacity, or inadequate collateral. As of March 31, 2008 and December 31, 2007, there were $8.0 million and $5.6 million, respectively, in this risk category that were 60 to 89 days delinquent and $12.9 million and $12.8 million, respectively, that were 30 to 59 days past due.

Concentration of Credit Risks—As previously discussed, AMCORE strives to maintain a diverse loan portfolio in an effort to minimize the effect of credit risk. Summarized below are the characteristics of classifications that exceed 10% of total loans.

Commercial, financial, and agricultural loans were $783 million at March 31, 2008, and comprised 20% of gross loans, of which 0.77% were non-performing. Net charge-offs of commercial loans in the first quarter of 2008 and 2007 were 0.05% and 0.76%, respectively, of the average balance of the category.

Commercial real estate and construction loans were $2.3 billion at March 31, 2008, comprising 60% of gross loans, of which 3.90% were classified as non-performing. Net charge-offs of construction and commercial real estate loans during the first quarter of 2008 and 2007 were 1.63% and 0.07%, respectively, of the average balance of the category.

The above commercial loan categories included $758 million in construction, land development loans and other land loans and $612 million of loans to non-residential building operators, which were 19% and 16% of total loans, respectively. There were no other loan concentrations within these categories that exceeded 10% of total loans.

Residential real estate loans, which include home equity and permanent residential financing, totaled $447 million at March 31, 2008, and represented 11% of gross loans, of which 3.51% were non-performing. Net charge-offs of residential real estate during the first quarter of 2008 and 2007 were 2.67% and 0.09%, respectively, of the average balance in this category.

Installment and consumer loans were $336 million at March 31, 2008, and comprised 9% of gross loans, of which 0.34% were non-performing. Net charge-offs of consumer loans during the first quarter of 2008 and 2007 were 1.09% and 1.00%, respectively, of the average balance of the category. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $269 million at March 31, 2008. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of consumer credit.

Contained within the concentrations described above, the Company has $1.6 billion of interest only loans, of which $924 million are included in the construction and commercial real estate loan category, $475 million are included in the commercial, financial, and agricultural loan category, and $151 million are in home equity loans and lines of credit. The Company does not have significant concentrations of negative amortization loans, high loan-to-value loans, option adjustable-rate mortgage loans or loans that initially have below market rates that significantly increase after the initial period.

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

During first quarter 2008, wholesale funding, which includes borrowings and brokered deposits, increased $77 million. Wholesale funding represented 28% of total assets at March 31, 2008, compared to 26% as of the end of 2007. The Company’s liquidity was considered adequate to meet its short-term and long-term needs as of March 31, 2008.

Investment securities portfolio—Scheduled maturities of the Company’s investment securities portfolio and the prepayment of mortgage and asset backed securities represent a significant source of liquidity. Approximately $24 million, or 3%, of the securities portfolio will contractually mature during the remainder of 2008. This does not include mortgage and asset backed securities since their payment streams may differ from contractual maturities because borrowers may have the right to prepay obligations, typically without penalty. For example, scheduled maturities for 2007, excluding mortgage and asset backed securities, were $13 million, whereas actual proceeds from the portfolio, which included scheduled payments and prepayments of mortgage and asset backed securities, were $196 million.

Loans—Funding of loans is the most significant liquidity need, representing 75% of total assets as of March 31, 2008. Since December 31, 2007, loans decreased $30 million. Loans held for sale, which represents mortgage origination funding awaiting sale, increased $6 million. The scheduled repayments and maturities of loans represent a substantial source of liquidity.

Bank-issued deposits—Bank-issued deposits are the most cost-effective and reliable source of liquidity for the Company. Since December 31, 2007, bank-issued deposits declined $70 million. The decline in bank-issued deposits reflects the Company’s efforts to ensure that its deposit attraction strategies are priced at competitive, but profitable, levels. This has led to some attrition in balances, as some customers, notably time deposit customers, moved balances to other institutions.

Branch expansion—The Bank is slowing the opening of new branches to only those already in the construction pipeline or under contract. Except for loan growth, branch expansion is not expected to require a significant amount of liquidity.

Parent company—In addition to the overall liquidity needs of the Company, the parent company requires adequate liquidity to pay its expenses, repay debt when due and pay stockholder dividends. Liquidity is primarily provided to the parent company through the Bank in the form of dividends. The Bank is limited by regulation in the amount of dividends that it can pay, without prior regulatory approval. In recent years, the Company took steps to transfer excess liquidity to the parent company from the Bank, with dividend payments of $60 million and $55 million, in 2007 and 2006, respectively. For 2008, current Bank earnings may be paid as dividends without prior regulatory approval. As of March 31, an additional $23 million is available, subject to prior regulatory approval, without causing the Bank to be less than well-capitalized. However, given the current credit environment, it is unlikely that the Bank would request permission, or be given approval if it did, to pay such a dividend.

Other sources of liquidity—As of March 31, 2008, other sources of potentially available liquidity included approximately $200 million of unfunded Fed Funds lines, unused collateral sufficient to support $288 million in Federal Reserve Bank discount window advances, $210 million of unpledged debt investment securities, $69 million of FHLB advances and $65 million in U.S. Treasury tax and loan note accounts. The Company also has capacity, over time, to place sufficient amounts of brokered CDs as a source of mid- to long-term liquidity. The Bank’s indirect auto portfolio, which at March 31, 2008 was $269 million, is a potential source of liquidity through future loans sales or securitizations. Fed funds lines are uncommitted lines and unpledged debt investment securities may not result in the same dollar amount of liquidity due to overcollateralization requirements.

Other uses of liquidity—At March 31, 2008, other potential uses of liquidity totaled $1.0 billion and included $746 million in commitments to extend credit, $35 million in residential mortgage commitments primarily held for sale, and $176 million in letters of credit. At December 31, 2007, these amounts totaled $1.1 billion.

The Company entered into a stock redemption agreement (Redemption Agreement) on October 16, 1989, as amended June 30, 1993, pursuant to Section 303 of the Internal Revenue Code to pay death taxes and other related expenses of certain stockholders. Such redemptions may be subject to bank regulatory agency approvals or limited by debt covenant restrictions.

Capital Management

Total stockholders’ equity at March 31, 2008 was $344 million, a decrease of $25 million from December 31, 2007. The decrease in stockholders’ equity was primarily due to a $32 million decrease in retained earnings and a $6 million increase in accumulated other comprehensive income.

AMCORE paid $4 million of cash dividends in the first quarter of 2008, which represented $0.185 per share and also paid $4 million or $0.185 per share in the first quarter of 2007. The book value per share decreased $1.13 per share to $15.67 at March 31, 2008, down from $16.80 at December 31, 2007.

As part of the Repurchase Program, the Company was authorized to repurchase shares in open market and private transactions in accordance with Exchange Act Rule 10b-18. These repurchases are used in part to replenish the Company’s treasury stock for reissuances related to stock options and other employee benefit plans. Included in the repurchased shares are direct repurchases from participants related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. During the first quarter of 2008, the Company purchased 12,503 shares in open-market and private transactions at an average price of $28.42 per share.

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

As the following table indicates, AMCORE’s total risk-based capital, Tier 1 capital and leverage ratio all exceeded the regulatory minimums, as of March 31, 2008. As of the most recent notification from the Company’s regulators, the Bank is considered “well capitalized” under the regulatory framework.

(Dollars in thousands)	March 31, 2008		December 31, 2007
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$486,843	11.20%	$519,487	11.68%
Total Capital Minimum	347,819	8.00%	355,697	8.00%

Amount in Excess of Regulatory Minimum	$139,024	3.20%	$163,790	3.68%

Tier 1 Capital (to Risk Weighted Assets)	$381,903	8.78%	$415,371	9.34%
Tier 1 Capital Minimum	173,909	4.00%	177,849	4.00%

Amount in Excess of Regulatory Minimum	$207,994	4.78%	$237,522	5.34%

Tier 1 Capital (to Average Assets)	$381,903	7.39%	$415,371	8.00%
Tier 1 Capital Minimum	206,610	4.00%	207,125	4.00%

Amount in Excess of Regulatory Minimum	$175,293	3.39%	$207,246	4.00%

Risk Weighted Assets	$4,347,737		$4,446,219

Average Assets	$5,165,241		$5,193,119

TABLE 1

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	Three Months Ended March 31,
	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$874,672	$10,304	4.71%	$897,511	$9,933	4.43%
Short-term investments	5,472	55	4.04%	19,127	266	5.64%
Loans held for sale	8,565	140	6.54%	12,305	150	4.86%
Loans:
Commercial	774,482	13,054	6.78%	803,570	16,303	8.23%
Commercial real estate	2,346,154	38,823	6.66%	2,354,882	45,292	7.80%
Residential real estate	473,545	7,560	6.40%	498,427	8,718	7.05%
Consumer	335,272	6,611	7.93%	306,268	5,688	7.53%

Total loans (1) (3)	$3,929,453	$66,048	6.76%	$3,963,147	$76,001	7.77%

Total interest-earning assets	$4,818,162	$76,547	6.38%	$4,892,090	$86,350	7.14%
Allowance for loan losses	(53,982)			(41,653)
Non-interest-earning assets	410,472			405,283

Total assets	$5,174,652			$5,255,720

Liabilities and Stockholders’ Equity:
Interest bearing deposits	$1,824,232	$10,986	2.42%	$1,784,489	$14,320	3.25%
Time deposits	994,795	10,793	4.36%	1,199,365	13,766	4.65%

Total bank issued interest-bearing deposits	$2,819,027	$21,779	3.11%	$2,983,854	$28,086	3.82%
Wholesale deposits	593,083	7,403	5.02%	746,629	9,503	5.16%
Short-term borrowings	485,708	4,860	4.02%	157,511	1,884	4.85%
Long-term borrowings	367,492	5,075	5.55%	406,936	5,873	5.85%

Total interest-bearing liabilities	$4,265,310	$39,117	3.69%	$4,294,930	$45,346	4.28%
Non-interest bearing deposits	479,571			492,766
Other liabilities	54,695			68,126
Realized Stockholders’ Equity	373,870			411,131
Other Comprehensive (Loss)/Gain	1,206			(11,233)

Total Liabilities & Stockholders’ Equity	$5,174,652			$5,255,720

Net Interest Income (FTE)		$37,430			$41,004

Net Interest Spread (FTE)			2.69%			2.86%

Interest Rate Margin (FTE)			3.12%			3.38%

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35%. FTE adjustments totaled $746,000 in 2008 and $608,000 in 2007.
(2)	The average balances of the securities are based on amortized historical cost.
(3)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $652,000 for 2008 and $833,000 for 2007.

TABLE 2

ANALYSIS OF QUARTER-TO-QUARTER CHANGES IN NET INTEREST INCOME

	Three Months Ended March 31, 2008/2007
	Increase/(Decrease) Due to Change in		Total Net
	Average Volume	Average Rate	Increase (Decrease)
	(in thousands)
Interest Income:
Investment securities	$(257)	$628	$371
Short-term investments	(151)	(60)	(211)
Loans held for sale	(53)	43	(10)

Loans:
Commercial	(554)	(2,695)	(3,249)
Commercial real estate	(159)	(6,310)	(6,469)
Residential real estate	(409)	(749)	(1,158)
Consumer	592	331	923

Total loans	(609)	(9,344)	(9,953)

Total Interest-Earning Assets	$(1,220)	$(8,583)	$(9,803)

Interest Expense:
Interest bearing deposits	$325	$(3,659)	$(3,334)
Time deposits	(2,175)	(798)	(2,973)

Total bank issued interest-bearing deposits	(1,444)	(4,863)	(6,307)
Wholesale deposits	(1,853)	(247)	(2,100)
Short-term borrowings	3,348	(372)	2,976
Long-term borrowings	(523)	(275)	(798)

Total Interest-Bearing Liabilities	$(297)	$(5,932)	$(6,229)

Net Interest Income (FTE)	$(923)	$(2,651)	$(3,574)

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

TABLE 3

ASSET QUALITY

The components of non-performing loans and foreclosed assets at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Impaired loans:
Non-accrual loans
Commercial	$2,492	$347
Real estate	102,166	35,446
Other non-performing:
Non-accrual loans (1)	8,287	5,179
Loans 90 days or more past due and still accruing	1,107	29,826

Total non-performing loans	$114,052	$70,798

Foreclosed assets:
Real estate	2,422	4,108
Other	246	201

Total foreclosed assets	$2,668	$4,309

Total non-performing assets	$116,720	$75,107

Troubled debt restructurings	$11	$11

(1)	These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

An analysis of the allowance for loan losses for the periods ended March 31, 2008 and 2007 is presented below:

	Three Months Ended March 31,
	2008	2007
	($ in thousands)
Balance at beginning of period	$53,140	$40,913
Charge-Offs:
Commercial, financial and agricultural	725	1,631
Real estate – Commercial	9,993	512
Real estate – Residential	3,185	153
Installment and consumer	1,625	1,383

	15,528	3,679
Recoveries:
Commercial, financial and agricultural	633	126
Real estate – Commercial	502	96
Real estate – Residential	37	45
Installment and consumer	719	628

	1,891	895

Net Charge-Offs	13,637	2,784
Provision charged to expense	57,229	3,179

Balance at end of period	$96,732	$41,308

Ratio of net-charge-offs during the period to average loans outstanding during the period (1)	1.40%	0.28%

(1)	On an annualized basis.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table summarizes the affect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 100 basis points and no change in the slope of the yield curve:

Change In Interest Rates	As of March 31, 2008	As of December 31, 2007
+100	-3.4%	+1.8%
-100	-1.3%	-5.5%

The amounts and assumptions used in the simulation model should not be viewed as indicative of expected actual results. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies. The above results do not take into account any management action to mitigate potential risk.

ITEM 4.	CONTROLS AND PROCEDURES

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

During first quarter 2008, the Company received a partial redemption distribution in connection with the IPO of VISA for which a $1.0 million net security gain was recorded. The gain included a partial reversal of litigation and guaranty losses described above to the extent they related to the Company’s share of IPO proceeds retained in escrow by VISA to fund the losses. The remaining contingent liability is $338,000.

ITEM 1A.	Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2007 10-K for the fiscal year ended December 31, 2007.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table presents information relating to all Company repurchases of common stock during the first quarter of 2008:

Issuer Purchases of Equity Securities
Period	(a) Total # of Shares Purchased	(b) Average Price Paid per Share	(c) Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum # (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				789,100
January 1 – 31, 2008	3,543	$24.41	—	789,100
February 1 – 28, 2008	—	—	—	789,100
March 1 – 31, 2008	8,960	30.00	—	789,100

Total during quarter	12,503	$28.42	—	789,100
April 1- May 3, 2008 (Expiration of program)	—	—	—	789,100

Total	12,503	$28.42	—	789,100

The Company’s Board of Directors authorized a share repurchase program on May 3, 2007. The repurchase program allowed the repurchase of up to two million shares for a 12-month period expiring on May 3, 2008. Repurchases can be executed through open market or privately negotiated purchases. The Company may periodically repurchase shares in open-market transactions in accordance with Exchange Act Rule 10b-18 through a limited group of brokers to replenish the Company’s treasury stock for re-issuances related to stock option exercises and other employee benefit plans. Included in the repurchased shares above are direct repurchases from participants, at their discounted price, related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. There were no shares tendered in the first quarter to effect stock option exercise transactions in the numbers above.

ITEM 6.	Exhibits

3	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

3.1	By-laws of AMCORE Financial, Inc., as amended February 11, 2004 (Incorporated by reference to Exhibit 3.2 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2003).

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCORE Financial, Inc.

Date: May 9, 2008

	By:	/s/ Judith Carré Sutfin
Judith Carré Sutfin
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

3.1	By-laws of AMCORE Financial, Inc., as amended February 11, 2004. (Incorporated by reference to Exhibit 3.2 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2003).

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.