Form 10-Q
period 2008-06-30
AMCORE FINANCIAL INC
filed 2008-08-11
CIK 714756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 1, 2008, 22,279,000 shares of common stock were outstanding.

AMCORE Financial, Inc.

Form 10–Q Table of Contents

PART 1.

ITEM 1.	FINANCIAL STATEMENTS

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

			June 30, 2008 (Unaudited)	December 31, 2007
			(in thousands, except share data)
ASSETS
Cash and cash equivalents			$169,116	$132,156
Interest earning deposits in banks and fed funds sold			4,135	12,882
Loans held for sale			8,263	3,636
Securities available for sale, at fair value			886,920	842,796
Gross loans			3,880,891	3,932,684
Allowance for loan losses			(133,393)	(53,140)

Net loans			$3,747,498	$3,879,544
Company owned life insurance			142,374	140,022
Premises and equipment, net			89,740	94,121
Goodwill			—	6,148
Foreclosed real estate, net			8,906	4,108
Other assets			117,844	77,365

Total Assets			$5,174,796	$5,192,778

LIABILITIES
Deposits:
Non-interest bearing deposits			$512,316	$508,389
Interest bearing deposits			1,669,275	1,867,633
Time deposits			991,233	1,029,418

Total bank issued deposits			$3,172,824	$3,405,440
Wholesale deposits			783,546	597,816

Total deposits			$3,956,370	$4,003,256
Short-term borrowings			482,125	397,088
Long-term borrowings			364,290	368,858
Other liabilities			58,245	55,009

Total Liabilities			$4,861,030	$4,824,211

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued			$—	$—
Common stock, $0.22 par value; authorized 45,000,000 shares;

	June 30, 2008	December 31, 2007
Issued	30,034,682	30,001,115
Outstanding	22,279,359	22,231,371	6,674	6,666
Treasury stock	7,755,323	7,769,744	(180,723)	(181,057)
Additional paid-in capital			74,449	73,501
Retained earnings			419,912	472,773
Accumulated other comprehensive loss			(6,546)	(3,316)

Total Stockholders’ Equity			$313,766	$368,567

Total Liabilities and Stockholders’ Equity			$5,174,796	$5,192,778

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except share data)
INTEREST INCOME
Interest and fees on loans	$59,047	$77,462	$124,978	$153,325
Interest on securities:
Taxable	8,583	8,199	17,089	16,789
Tax-exempt	1,240	909	2,409	1,782

Total Income on Securities	$9,823	$9,108	$19,498	$18,571

Interest on federal funds sold and other short-term investments	82	15	105	227
Interest and fees on loans held for sale	116	191	256	341
Interest on deposits in banks	20	41	52	95

Total Interest Income	$69,088	$86,817	$144,889	$172,559

INTEREST EXPENSE
Interest on deposits	$24,493	36,540	$53,675	$74,129
Interest on short-term borrowings	3,814	4,107	8,674	$5,991
Interest on long-term borrowings	4,755	5,452	9,830	11,325

Total Interest Expense	$33,062	$46,099	$72,179	$91,445

Net Interest Income	36,026	40,718	72,710	81,114
Provision for loan losses	40,000	4,227	97,229	7,406

Net Interest (Expense) Income After Provision for Loan Losses	$(3,974)	$36,491	$(24,519)	$73,708

NON-INTEREST INCOME
Investment management and trust income	$4,394	$3,671	$8,701	$7,751
Service charges on deposits	8,680	7,436	16,014	13,765
Mortgage banking income	(5)	513	340	1,361
Company owned life insurance income	1,106	1,247	2,342	2,201
Brokerage commission income	1,258	1,191	2,571	2,054
Bankcard fee income	2,286	1,947	4,291	3,807
Net security gains	—	—	1,010	—
Other	1,814	3,443	2,163	7,889

Total Non-Interest Income	$19,533	$19,448	$37,432	$38,828
OPERATING EXPENSES
Compensation expense	$17,497	$19,206	$37,018	$39,810
Employee benefits	4,542	4,792	9,395	10,648
Net occupancy expense	3,955	3,400	8,193	7,192
Equipment expense	2,514	2,452	5,118	4,976
Data processing expense	763	955	1,514	1,642
Professional fees	1,955	1,904	4,502	3,833
Communication expense	1,301	1,270	2,560	2,593
Advertising and business development	616	835	1,324	1,972
Goodwill impairment	6,148	—	6,148	—
Other	9,026	5,734	17,444	12,864

Total Operating Expenses	$48,317	$40,548	$93,216	$85,530

(Loss) Income before income taxes	$(32,758)	$15,391	$(80,303)	$27,006
Income tax (benefit) expense	(12,524)	4,788	(32,610)	8,184

Net (Loss) Income	$(20,234)	$10,603	$(47,693)	$18,822

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(0.91)	$0.45	$(2.14)	$0.80
Diluted	(0.91)	0.45	(2.14)	0.79

DIVIDENDS PER COMMON SHARE	$0.049	$0.183	$0.232	$0.365

AVERAGE COMMON SHARES OUTSTANDING
Basic	22,246	23,364	22,240	23,670
Diluted	22,246	23,389	22,240	23,718

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except share data)
Balance at December 31, 2006, as previously reported	$6,660	$(136,413)	$76,452	$464,316	$(10,969)	$400,046
Adjustment for stock dividend (Note 1)	—	6,887	(3,932)	(2,955)	—	—

Balance at December 31, 2006, restated	$6,660	$(129,526)	$72,520	$461,361	$(10,969)	$400,046

Comprehensive Income (Loss):
Net Income	—	—	—	18,822	—	18,822
Net unrealized holding losses on securities available for sale arising during the period	—	—	—	—	(4,964)	(4,964)
Pension transition obligation amortization	—	—	—	—	42	42
Income tax effect related to items of other comprehensive income	—	—	—	—	1,905	1,905

Comprehensive Income	—	—	—	18,822	(3,017)	15,805
Cash dividends on common stock—$0.365 per share	—	—	—	(8,616)	—	(8,616)
Purchase of 1,117,840 shares for the treasury	—	(35,051)	—	—	—	(35,051)
Deferred compensation and other	—	—	198	—	—	198
Stock-based compensation	—	—	1,380	—	—	1,380
Reissuance of 232,700 treasury shares for incentive plans	—	7,489	(1,520)	—	—	5,969
Issuance of 14,572 common shares for Employee Stock Plan	3	—	372	—	—	375

Balance at June 30, 2007	$6,663	$(157,088)	$72,950	$471,567	$(13,986)	$380,106

Balance at December 31, 2007, restated	$6,666	$(181,057)	$73,501	$472,773	$(3,316)	$368,567

Comprehensive Income (Loss):
Net Loss	—	—	—	(47,693)	—	(47,693)
Net unrealized holding losses on securities available for sale arising during the period	—	—	—	—	(4,409)	(4,409)
Less reclassification adjustment for net security gains included in net income	—	—	—	—	(1,010)	(1,010)
Pension transition obligation amortization	—	—	—	—	42	42
Income tax effect related to items of other comprehensive income	—	—	—	—	2,147	2,147

Comprehensive Loss	—	—	—	(47,693)	(3,230)	(50,923)
Cash dividends on common stock—$0.232 per share	—	—	—	(5,168)	—	(5,168)
Purchase of 10,527 shares for the treasury	—	(256)	—	—	—	(256)
Deferred compensation and other	—	—	53	—	—	53
Stock-based compensation	—	—	1,273	—	—	1,273
Reissuance of 24,944 treasury shares for incentive plans, net of cancellations	—	590	(603)	—	—	(13)
Issuance of 33,571 common shares for Employee Stock Plan	8	—	225	—	—	233

Balance at June 30, 2008	$6,674	$(180,723)	$74,449	$419,912	$(6,546)	$313,766

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Cash Flows From Operating Activities
Net (loss) income	$(47,693)	$18,822
Adjustments to reconcile net (loss) income from operations to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	4,318	4,060
Goodwill impairment	6,148	—
Amortization and accretion of securities, net	(115)	432
Stock-based compensation expense	1,333	1,380
Tax benefit on exercise of stock options	—	723
Excess tax benefits from stock-based compensation	—	(693)
Provision for loan losses	97,229	7,406
Company owned life insurance income, net of claims	(2,342)	(2,201)
Net securities gains	(1,010)	—
Net gains on sale of loans	—	(242)
Net gain on sale of Other Mortgage Servicing Rights (OMSRs)	—	(2,333)
Net gains on sale of mortgage loans held for sale	(310)	(667)
Originations of mortgage loans held for sale	(137,453)	(137,263)
Proceeds from sales of mortgage loans held for sale	133,136	137,898
Deferred income tax benefit	(33,769)	(4,255)
Decrease (increase) in other assets	2,391	(9,585)
Increase (decrease) in other liabilities	3,721	(7,884)

Net cash provided by (used in) operating activities	$25,584	$5,598

Cash Flows From Investing Activities
Proceeds from maturities of securities available for sale	$83,842	$99,389
Proceeds from sales of securities available for sale	695	519
Purchase of securities available for sale	(133,292)	(40,940)
Net decrease (increase) in federal funds sold and other short-term investments	8,500	(4,400)
Net decrease in interest earning deposits in banks	247	1,258
Net decrease (increase) in loans	24,997	(95,773)
Proceeds from the sale of loans	—	212
Net proceeds from sale of OMSRs	—	16,306
Premises and equipment expenditures, net	(3,815)	(2,823)
Proceeds from the sale of foreclosed real estate	1,898	532

Net cash (used in) provided by investing activities	$(16,928)	$(25,720)

Cash Flows From Financing Activities
Net increase in non-interest bearing demand deposits	$3,927	$52
Net (decrease) increase in interest-bearing demand deposits	(198,358)	3,104
Net decrease in time deposits	(38,185)	(62,541)
Net increase (decrease) in wholesale deposits	185,730	(140,808)
Net increase in short-term borrowings	22,900	78,315
Proceeds from long-term borrowings	57,500	201,547
Payment of long-term borrowings	(6)	(41,240)
Dividends paid	(5,168)	(8,616)
Issuance of common shares for employee stock plan	233	375
Reissuance of treasury shares for incentive plans	(13)	5,246
Excess tax benefits from stock-based compensation	—	693
Purchase of shares for treasury	(256)	(35,051)

Net cash provided by financing activities	$28,304	$1,076

Net change in cash and cash equivalents	$36,960	$(19,046)
Cash and cash equivalents:
Beginning of period	132,156	146,060

End of period	$169,116	$127,014

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$56,469	$77,812
Interest paid on borrowings	18,099	16,596
Income tax payments, net of refunds	99	12,342
Non-Cash Investing and Financing
Foreclosed real estate—acquired in settlement of loans	7,012	2,846
Transfer current portion of long-term borrowings to short-term borrowings	62,137	86,013
Capitalized interest	54	43

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

Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the 2007 Form 10–K. Share data for all periods presented has been restated to reflect a $0.135 per share stock dividend issued in June 2008.

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

Derivative Instruments and Hedging Activities Disclosure—In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” to provide enhanced disclosures and thereby improve the transparency of financial reporting. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. Adoption of this standard at year-end is not expected to have a material impact on the Company’s Consolidated Balance Sheets or Statements of Income.

NOTE 2 – SECURITIES

A summary of information for investment securities, categorized by security type, at June 30, 2008 and December 31, 2007 follows. Fair values are based on quoted market prices or are based on quoted prices for similar financial instruments. See Note 13

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2008
Securities Available for Sale:
U.S. Treasury	$24,999	$—	$—	$24,999
U.S. Government sponsored enterprises (GSEs)	71,010	275	(147)	71,138
Mortgage-backed securities (1)	549,521	3,070	(4,466)	548,125
State and political subdivisions	135,448	779	(1,424)	134,803
Corporate obligations and other (2)	116,634	108	(8,887)	107,855

Total Securities Available for Sale	$897,612	$4,232	$(14,924)	$886,920

December 31, 2007
Securities Available for Sale:
U.S. Government sponsored enterprises (GSEs)	$67,055	$86	$(374)	$66,767
Mortgage-backed securities (1)	538,330	1,028	(5,015)	534,343
State and political subdivisions	118,903	869	(452)	119,320
Corporate obligations and other (2)	123,781	155	(1,570)	122,366

Total Securities Available for Sale	$848,069	$2,138	$(7,411)	$842,796

A summary of unrealized loss information for investment securities, categorized by security type, was as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses (3)	Fair Value	Unrealized Losses (4)	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2008
Securities Available for Sale:
U.S. Government sponsored enterprises (GSEs)	$12,827	$(57)	$4,732	$(90)	$17,559	$(147)
Mortgage-backed securities	208,080	(3,203)	59,724	(1,263)	267,804	(4,466)
State and political subdivisions	59,282	(1,266)	3,321	(158)	62,603	(1,424)
Corporate obligations and other	69,881	(8,887)	—	—	69,881	(8,887)

Total Fair Value and Unrealized Losses on Securities Available for Sale	$350,070	$(13,413)	$67,777	$(1,511)	$417,847	$(14,924)

December 31, 2007
Securities Available for Sale:
U.S. Government sponsored enterprises (GSEs)	$21,448	$(40)	$29,966	$(334)	$51,414	$(374)
Mortgage-backed securities	107,229	(656)	241,996	(4,359)	349,225	(5,015)
State and political subdivisions	19,342	(255)	21,861	(197)	41,203	(452)
Corporate obligations and other	71,208	(1,570)	1,178	—	72,386	(1,570)

Total Fair Value and Unrealized Losses on Securities Available for Sale	$219,227	$(2,521)	$295,001	$(4,890)	$514,228	$(7,411)

(1)	Includes the following U.S. Government agency issuances: $17 million of Government National Mortgage Association and $4 million of United States Department of Veterans Affairs at both June 30, 2008 and December 31, 2007.
(2)	Includes investments of $4 million and $20 million, respectively, in stock of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB) at both June 30, 2008 and December 31, 2007. These investments are recorded at historical cost with income recorded when dividends are declared. A portion of the FRB and FHLB investments are restricted as to sale because they are held to satisfy membership requirements.
(3)	The Company has the ability to hold, and has no intent to dispose of, the related securities until maturity or upon fair value exceeding cost, as of June 30, 2008. The total $13 million of unrealized losses less than 12 months is related to 175 securities. Included in the $13 million of unrealized losses is $6 million relating to four private issue corporate bonds. These bonds have sufficient credit enhancement, that the Company expects full recovery of principal. None of the remaining unrealized losses were individually significant to the total the largest being $1.5 million, and, except as discussed below, the unrealized losses were caused by market interest rate increases since the security was originally acquired, rather than due to credit or other causes. Of the total, $57,000 related to three “Aaa” rated GSEs; $3 million related to 52 mortgage-backed securities issued by GSEs with a quality rating of “Aaa”; $1 million related to 103 municipal obligation bonds with quality ratings from “A3” to “Aaa”; and $9 million related to nine “Aaa” rated private issue mortgage related collateral mortgage obligations totaling $2 million and eight “Aaa” rated private issue asset backed obligations totaling $7 million.
(4)	The Company has the ability to hold, and has no intent to dispose of, the related securities until maturity or upon fair value exceeding cost, as of June 30, 2008. The total $2 million of unrealized losses 12 months or longer is related to 27 securities. None of the unrealized losses were individually significant to the total and, except as discussed below, the unrealized losses were caused by interest rate increases. Of the total, $91,000 related to one “Aaa” rated GSE; $1 million related to 19 mortgage-backed securities issued by GSEs with a quality rating of “Aaa”; and $159,000 related to seven municipal obligation bonds with quality ratings from “A3” to “Aa2”.

Realized gains for the period ended June 30, 2008 were $1.0 million. There were no realized gains and losses for the period ended June 30, 2007. The $1 million security gain for the period ended June 30, 2008 related to the partial redemption distribution received as a member company in connection with the initial public offering (IPO) of VISA, Inc.

At June 30, 2008 and December 31, 2007, securities with a fair value of approximately $753 million and $621 million, respectively, were pledged to secure public deposits, securities under agreements to repurchase, derivative credit exposure and for other purposes required by law.

The above schedules include amortized cost and fair value of $25 million in equity investments at both June 30, 2008 and December 31, 2007. These are included in the “corporate obligations and other” classification above.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at June 30, 2008 and December 31, 2007 was as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Commercial, financial and agricultural	$793,294	$767,312
Real estate-commercial	1,894,485	1,901,453
Real estate-construction	395,706	459,727
Real estate-residential	439,368	468,420
Installment and consumer	358,038	335,772

Gross loans	$3,880,891	$3,932,684
Allowance for loan losses	(133,393)	(53,140)

Net Loans	$3,747,498	$3,879,544

An analysis of the allowance for loan losses for the periods ended June 30, 2008 and June 30, 2007 is presented below:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Balance at beginning of year	$53,140	$40,913
Provision charged to expense	97,229	7,406
Loans charged off	(19,854)	(10,041)
Recoveries on loans previously charged off	2,878	2,436

Balance at end of period	$133,393	$40,714

Commercial, financial, and agricultural loans were $793 million at June 30, 2008, and comprised 20% of gross loans, of which 1.30% were non-performing. Annualized net charge-offs of commercial loans in the first six months of 2008 and 2007 were 0.19% and 0.42%, respectively, of the average balance of the category.

Commercial real estate and construction loans combined were $2.3 billion at June 30, 2008, comprising 59% of gross loans, of which 6.22% were classified as non-performing. Annualized net charge-offs of construction and commercial real estate loans during the first six months of 2008 and 2007 were 0.86% and 0.34%, respectively, of the average balance of the category.

The above commercial loan categories at June 30, 2008 included $745 million in construction, land development loans and other land loans and $607 million of loans to non-residential building operators, which were 19% and 16% of total loans, respectively. There were no other loan concentrations within these categories that exceeded 10% of total loans.

Residential real estate loans, which include home equity and permanent residential financing, totaled $439 million at June 30, 2008, and represented 11% of gross loans, of which 4.07% were non-performing. Annualized net charge-offs of residential real estate during the first six months of 2008 and 2007 were 1.83% and 0.09%, respectively, of the average balance in this category.

Installment and consumer loans were $358 million at June 30, 2008, and comprised 9% of gross loans, of which 0.31% were non-performing. Annualized net charge-offs of consumer loans during the first six months of 2008 and 2007 were 1.24% and 1.11%, respectively, of the average balance of the category. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $294 million at June 30, 2008. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of consumer credit.

Contained within the concentrations described above, the Company has $1.5 billion of interest only loans, of which $883 million are included in the construction and commercial real estate loan category, $483 million are included in the commercial, financial, and agricultural loan category, and $155 million are in home equity loans and lines of credit. The Company does not have any negative amortization loans, and does not have significant concentrations of high loan-to-value loans, option adjustable-rate mortgage loans or loans that initially have below market rates that significantly increase after the initial period.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill by segment is as follows (in thousands):

	June 30, 2008	December 31, 2007
Retail Banking	$—	$3,572
Commercial Banking	—	2,381
Investment Management and Trust	—	195

Total Goodwill	$—	$6,148

During second quarter 2008, the Company completely wrote-off its goodwill balance following a considerable and protracted period when the Company’s stock traded at a significant discount compared to its book value, as well as due to the decline in the operations of the Company.

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

NOTE 5 – SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(in thousands)
Securities sold under agreements to repurchase	$230,576	$130,015
Federal Home Loan Bank borrowings	120,338	144,086
Federal funds purchased	17,445	108,775
U.S. Treasury tax and loan note accounts	36,202	12,000
Commercial paper and other short-term borrowings	2,564	2,212
Federal Reserve Bank Term Auction Facility	75,000	—

Total Short-Term Borrowings	$482,125	$397,088

NOTE 6 – LONG-TERM BORROWINGS

Long-term borrowings consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(in thousands)
Federal Home Loan Bank borrowings	$244,078	$256,110
Trust Preferred borrowings	51,547	51,547
Subordinated Debentures	50,000	50,000
Senior Debt	17,500	10,000
Capitalized lease obligations	1,165	1,201

Total Long-Term Borrowings	$364,290	$368,858

The Company periodically borrows from the Federal Home Loan Bank (FHLB), collateralized by mortgage-backed securities and eligible one-to-four family and multi-family real estate loans. The average stated maturity of these borrowings at June 30, 2008 is 2.9 years, with a weighted average borrowing rate of 4.44%. Mortgage-related assets with a carrying value of $500 million were held as collateral for FHLB borrowings at June 30, 2008.

During 2007, the Company entered into a $20 million senior debt facility agreement. The Company has drawn $17.5 million against this facility. Interest is charged based on one month LIBOR plus a spread that varies based on certain performance factors, the sum of which was 3.40% at June 30, 2008. The credit facility matures on July 31, 2010, but may be prepaid at any time prior to that date without penalty.

During the first six months of 2007, the Company redeemed its $40 million of 9.35% coupon AMCORE Capital Trust I preferred securities for a premium of $1.9 million and wrote off the remaining unamortized issuance costs of $386,000 which were included in other operating expense on the Consolidated Statement of Income. The redemption was funded by $50 million of new trust preferred securities (Capital Trust II) and $2 million of common securities, which pay cumulative cash distributions quarterly at an annual rate of 6.45%. After June 6, 2012, the securities are redeemable at par until June 6, 2037 when redemption is mandatory. Prior redemption, at a premium, is permitted under certain circumstances such as changes in tax or regulatory capital rules. The proceeds of the capital securities were invested in junior subordinated debentures that represent all of the assets of Capital Trust II. The Company fully and unconditionally guarantees the capital securities through the combined operation of the debentures and other related documents. The Company's obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Company. The $52 million of debentures the Company has bears interest at a rate of 6.45% with put features that mirror the capital security call features. Of the $52 million, $50 million qualifies as Tier 1 Capital for consolidated regulatory capital purposes.

The Company has two fixed/floating rate junior subordinate debentures of $35 million and $15 million for a total of $50 million. The average stated maturity of these debentures at June 30, 2008 is 13.4 years, with a weighted average interest rate of 6.93%. The initial interest rate is fixed and the earliest call date is September 15, 2016. After the first call date, successive payments, if any, due thereafter bear a weighted average interest rate equal to three-month LIBOR plus 1.66%. The debt qualifies as Tier 2 Capital for regulatory capital purposes.

Other long-term borrowings include a capital lease with a net carrying value of $1.0 million on a branch facility leased by the Company. The Company is amortizing the capitalized lease obligation and depreciating the facility over the remaining non-cancellable term of the original lease, which expires or renews in 2021.

The Company reclassifies long-term borrowings to short-term borrowings when the remaining maturity becomes less than one year. Scheduled reductions of long-term borrowings are as follows:

Total
(in thousands)
2009	$67,119
2010	67,991
2011	25,085
2012	92
2013	101,623
Thereafter.	102,380

Total Long-Term Borrowings	$364,290

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

The following derivative related activity is included in other non-interest income in the Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Changes in Value:
Derivatives not qualifying for Hedge accounting	$310	$349	$(529)	$430
Ineffective portion of fair value Hedges	(11)	(2)	(7)	19
Mortgage loan derivatives	230	97	207	39

Total	$529	$444	$(329)	$488

Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as modified by SFAS No. 138 and amended by SFAS No. 149, all derivatives are recognized at fair value in the Consolidated Balance Sheets, including derivatives that do not qualify for Hedge accounting, and are recognized in the Consolidated Statement of Income as they arise. If the derivative qualifies for Hedge accounting, depending on the nature of the Hedge, changes in the fair value of the derivative are either offset in the Income Statement or are recorded as a component of other comprehensive income in the Consolidated Statement of Stockholders’ Equity.

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

During first quarter 2008, the Company received a partial redemption distribution in connection with the IPO of VISA for which a $1.0 million net security gain was recorded. The gain included a partial reversal of litigation and guaranty losses described above to the extent they related to the Company’s share of IPO proceeds retained in escrow by VISA to fund the losses. The remaining contingent liability, as of June 30, 2008, is $338,000.

Guarantees:

The Company’s bank subsidiary (the “Bank”), as a provider of financial services, routinely enters into commitments to extend credit to its customers, including a variety of letters of credit. Letters of credit are a conditional but generally irrevocable form of guarantee on the part of the Bank to make payments to a third party obligee, upon the default of payment or performance by the Bank customer or upon consummation of the underlying transaction as intended. Letters of credit are typically issued for a period of one year to five years, but can be extended depending on the Bank customer’s needs. As of June 30, 2008, the maximum remaining term for any outstanding letter of credit expires on March 31, 2013.

A fee is normally charged to compensate the Bank for the value of the letter of credit that is issued at the request of the Bank customer. The fees are deferred and recognized as income over the term of the guarantee. As of June 30, 2008, the carrying value of these deferrals was a deferred credit of $686,000. This amount included a $126,000 guarantee liability for letters of credit recorded in accordance with Financial Interpretation (FIN) No. 45. The remaining $560,000 represented deferred fees charged for letters of credit exempted from the scope of FIN No. 45.

At June 30, 2008, the contractual amount of all letters of credit, including those exempted from FIN No. 45, was $169.9 million. These represent the maximum potential amount of future payments that the Company would be obligated to pay under the guarantees.

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

In addition to the guarantee liability and deferred fees described above, the Company has recorded a contingent liability for estimated probable losses on unfunded loan commitments and letters of credit outstanding. This liability was $4.1 million as of June 30, 2008 and $958,000 as of December 31, 2007, which was recorded in other expense in the Consolidated Statements of Income.

As noted above, as of June 30, 2008, pursuant to FIN No. 45, the Company has an accrued liability of $338,000, representing the estimated fair value of its proportionate share of certain indemnification obligations against VISA.

Regulatory Matters:

On May 31, 2005, the Bank entered into a Formal Agreement with the Office of the Comptroller of Currency (OCC), the Bank’s primary regulator, to strengthen the Bank’s consumer compliance program. On August 10, 2006, the Bank entered into a Consent Order with the OCC to strengthen its compliance monitoring policies, procedures, training and overall program relating to the Bank Secrecy Act/Anti-Money Laundering (BSA/AML) regulations. The commitments and requirements imposed by these two items were completed and, on April 14, 2008, the Bank was notified that the OCC had terminated the Formal Agreement and the Consent Order.

On May 15, 2008, the Bank entered into a written agreement (the “Agreement”) with the OCC. The Agreement describes commitments made by the Bank to address and strengthen banking practices relating to asset quality and the overall administration of the credit function at the Bank. The Bank has already begun to implement enhancements to its credit processes to address the matters identified by the OCC and the Bank expects to comply with all the requirements specified in the Agreement. The Agreement results in the Bank’s ineligibility for certain actions and expedited approvals without the prior written consent and approval of the OCC. These actions include, among other things, the appointment of directors and senior executives, making or agreeing to make certain payments to executives or directors, business combinations and branching.

NOTE 9 – EARNINGS PER SHARE

Earnings per share (EPS) calculations for the three-month and six-month periods ending June 30, 2008 and 2007 are presented in the following table. Share data for all periods presented has been restated to reflect a $0.135 per share stock dividend issued in June 2008.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Numerator
Net Income from continuing operations	$(20,234)	$10,603	$(47,693)	$18,822
Denominator (restated)
Average number of shares outstanding – basic	22,246	23,364	22,240	23,670
Plus: Diluted potential common shares	—	—	—	23
Contingently issuable shares	—	25	—	25

Average number of shares outstanding – diluted	22,246	23,389	22,240	23,718

(Loss) Earnings per share
Basic	(0.91)	0.45	(2.14)	0.80
Diluted	(0.91)	0.45	(2.14)	0.79

As prescribed by SFAS No. 128, “Earnings Per Share”, basic EPS is computed by dividing income available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding.

The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued and to include shares contingently issuable pursuant to employee incentive plans. Securities (e.g. options) that do not have a current right to participate fully in earnings but that may do so in the future by virtue of their option rights are potentially dilutive shares. The dilutive shares are calculated based on the treasury stock method meaning that, for the purposes of this calculation, all outstanding options are assumed to have been exercised during the period and the resulting proceeds used to repurchase Company stock at the average market price during the period. The assumed proceeds shall also include the amount of compensation cost attributed to future services and not yet recognized. In computing diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included. Exercise of options is not assumed if the result would be antidilutive. For the six months ended June 30, 2008 and 2007, options to purchase 2.4 million shares and 206,000 shares respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

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

Total Segment results differ from consolidated results primarily due to inter-segment eliminations, certain corporate administration costs, and items not otherwise allocated in the management accounting process and treasury and investment activities such as the offset to the funds transfer adjustments made to the Segments, interest income on the securities investment portfolio, gains and losses on the sale of securities, COLI, CRA related fund income and derivative gains and losses. The affect of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and is included in the “Other” column. A goodwill write-off totaling $6.1 million is included in the other non-interest expense line of the segment financials. Note 4 of the Notes to Consolidated Financial Statements discusses further details of the goodwill write-off.

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

	Operating Segments
	Commercial Banking	Retail Banking	Investment Management and Trust	Mortgage Banking	Other	Consolidated
	(dollars in thousands)
For the three months ended June 30, 2008
Net interest income (expense)	$22,269	$14,744	$49	$734	$(1,770)	$36,026
Non-interest income	2,123	10,008	5,557	224	1,621	19,533

Total revenue	24,392	24,752	5,606	958	(149)	55,559
Provision for loan losses	37,379	2,523	—	98	—	40,000
Depreciation and amortization	325	781	16	58	986	2,166
Other non-interest expense	17,130	19,879	4,532	729	3,881	46,151

(Loss) Income before income taxes	(30,442)	1,569	1,058	73	(5,016)	(32,758)
Income tax (benefit) expense	(10,944)	2,005	575	28	(4,188)	(12,524)

Net (Loss) Income	$(19,498)	$(436)	$483	$45	$(828)	$(20,234)

Segment (loss) profit percentage	-100%	-2%	2%	0%	N/A	-100%

For the three months ended June 30, 2007
Net interest income (expense)	$29,240	$14,964	$108	$931	$(4,525)	$40,718
Non-interest income	1,788	8,805	4,985	578	3,292	19,448

Total revenue	31,028	23,769	5,093	1,509	(1,233)	60,166
Provision for loan losses	3,285	986	—	(44)	—	4,227
Depreciation and amortization	293	911	17	75	702	1,998
Other non-interest expense	14,834	13,759	5,052	920	3,985	38,550

Income (loss) before income taxes	12,616	8,113	24	558	(5,920)	15,391
Income taxes expense (benefit)	4,920	3,164	149	217	(3,662)	4,788

Net Income (Loss)	$7,696	$4,949	$(125)	$341	$(2,258)	$10,603

Segment profit (loss) percentage	60%	38%	-1%	3%	N/A	100%

	Operating Segments
	Commercial Banking	Retail Banking	Investment Management and Trust	Mortgage Banking	Other	Consolidated
	(dollars in thousands)
For the six months ended June 30, 2008
Net interest income (expense)	$48,494	$29,586	$120	$1,498	$(6,988)	$72,710
Non-interest income	3,957	18,838	10,919	546	3,172	37,432

Total revenue	52,451	48,424	11,039	2,044	(3,816)	110,142
Provision for loan losses	90,550	6,141	—	538	—	97,229
Depreciation and amortization	619	1,533	33	117	2,016	4,318
Other non-interest expense	33,666	35,451	9,023	1,422	9,336	88,898

(Loss) Income before income taxes	(72,384)	5,299	1,983	(33)	(15,168)	(80,303)
Income tax (benefit) expense	(27,301)	3,460	945	(13)	(9,701)	(32,610)

Net (Loss) Income	$(45,083)	$1,839	$1,038	$(20)	$(5,467)	$(47,693)

Segment (loss) profit percentage	-106%	4%	2%	—	N/A	-100%

Assets	$3,035,096	$789,112	$12,397	$224,070	$1,114,121	$5,174,796

For the six months ended June 30, 2007
Net interest income (expense)	$58,257	$29,446	$217	$1,965	$(8,771)	$81,114
Non-interest income	3,903	16,388	10,017	3,735	4,785	38,828

Total revenue	62,160	45,834	10,234	5,700	(3,986)	119,942
Provision for loan losses	5,732	1,788	—	(114)	—	7,406
Depreciation and amortization	578	1,783	37	215	1,447	4,060
Other non-interest expense	30,460	28,058	9,257	3,049	10,646	81,470

Income (loss) before income taxes	25,390	14,205	940	2,550	(16,079)	27,006
Income tax expense (benefit)	9,902	5,540	506	994	(8,758)	8,184

Net Income (Loss)	$15,488	$8,665	$434	$1,556	$(7,321)	$18,822

Segment profit percentage	59%	33%	2%	6%	N/A	100%

Assets	$3,215,001	$686,864	$13,355	$290,599	$1,096,916	$5,302,735

NOTE 11 – BENEFIT PLANS

Retirement Plans

The AMCORE Financial Security Plan (Security Plan) is a qualified defined contribution plan under Sections 401(a) and 401(k) of the Internal Revenue Code. All eligible employees of the Company participate in the Security Plan, which provides a basic retirement contribution funded by the Company. In addition, employees have the opportunity to make contributions that are eligible to receive matching Company contributions up to certain levels. The expense related to the Security Plan was $883,000 and $963,000 for the three-month periods ended June 30, 2008 and 2007, respectively, and was $1.9 million and $2.1 million for of the six-month periods ended June 30, 2008 and 2007, respectively. The Company also has a non-qualified profit sharing plan that provides cash payment based upon achievement of corporate performance goals, to all employees who have met service requirements. The (benefit) expense related to the profit sharing plan was ($228,000) and $92,000 for the three-month periods ended June 30, 2008 and 2007, respectively, and was ($7,000) and $381,000 for the six-month periods ended June 30, 2008 and 2007, respectively.

The Company provides additional retirement benefits to certain senior officers through plans that are non-qualified, non-contributory and unfunded. Under one such arrangement, a defined contribution plan, the additional retirement benefits replace what would have been provided under the Company’s defined contribution qualified plan in the absence of limits placed on qualified plan benefits by the Internal Revenue Code of 1986. The expense related to this arrangement was $22,000 and $41,000 for the three-month periods ended June 30, 2008 and 2007, respectively, and was $43,000 and $82,000 for the six-month periods ended June 30, 2008 and 2007, respectively.

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

The following tables summarize, in aggregate for the two defined benefit retirement plans, the changes in obligations, net periodic benefit costs and other information for the three and six-month periods ended June 30. As of June 30, 2008, all participants under both plans are in payout.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Components of net periodic benefit cost:
Service cost	$15	$25	$31	$44
Interest cost	50	66	99	116
Actuarial losses, settlements and adjustments	—	24	361	574
Transition obligation amortization	—	—	42	42

Net periodic cost	$65	$115	$533	$776

The net periodic costs for 2008 included an additional accrual for benefits payable to the retiring Chief Executive Officer and for 2007 included a lump-sum settlement in connection with the separation of a senior executive and an accrual to settle the obligations for two directors not yet in payout under the directors’ defined benefit plan.

	2007	2006
Weighted-average assumptions:
Discount rate at end of year	6.00%	5.75%
Rate of compensation increase – employee plan	4.00%	4.00%
Rate of compensation increase – director plan	0%	0%

During the first two quarters of 2008 and 2007, contributions of $278,000 and $387,000, respectively, were made to fund benefit payments. The plans have no assets at June 30, 2008 or 2007. The plans’ liabilities, as of June 30, 2008 and 2007, were $3.9 million and $3.5 million, respectively,

Other Benefit Plans

The AMCORE Financial, Inc. Employee Health Benefit Plan (Health Plan) provides group medical, pharmacy, dental and vision benefits to eligible participating employees of the Company and their dependents. Employees, retirees, and COBRA beneficiaries contribute specific premium amounts determined annually by the Health Plan’s administrator based upon actuarial recommendations for coverage. Retirees and COBRA beneficiaries contribute 100% of their premiums. The Company’s share of the employee premiums and other Health Plan costs are expensed as incurred. Expense related to the Health Plan was $1.5 million and $1.6 million for the three-month periods ended June 30, 2008 and 2007, respectively, and was $2.7 million and $3.0 million for the six-month periods ended June 30, 2008 and 2007, respectively. Life insurance benefits are provided to eligible active employees. Because retiree premiums are actuarially based and are paid 100% by the retiree, the Company has not recorded a postretirement liability.

The Company provides a deferred compensation plan (entitled “AMCORE Financial, Inc. Deferred Compensation Plan”) for certain key employees and directors. This plan provides the opportunity to defer salary, bonuses and non-employee director fees. Participants may defer up to 90% of base compensation and up to 100% of bonus. The deferred compensation liability to participants is recorded in other liabilities in the Consolidated Balance Sheets. The deferrals and earnings grow tax deferred until withdrawn from the plan. The amount and method of payment are pre-defined by participants each year of deferral. Earnings credited to individual accounts are recorded as compensation expense when earned. The total non-qualified deferred compensation plan liability totaled $11.9 million and $12.9 million as of June 30, 2008 and 2007, respectively. Expense related to the deferred compensation plan was $241,000 and $259,000 for the three-month periods ended June 30, 2008 and 2007, respectively, and was $217,000 and $500,000 for the six-month periods ended June 30, 2008 and 2007, respectively.

NOTE 12 – STOCK-BASED COMPENSATION

The Company has several stock-based compensation plans. The Company provides an employee stock purchase plan and makes awards of stock options, restricted stock and performance share units (PSUs). The awards granted under those plans are accounted for using the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment.” The Company’s expense related to stock-based compensation for the three and six-month periods ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Compensation expense included in reported operating expenses:
Stock options	$442	$496	$1,261	$1,539
Employee stock purchase plan	24	25	47	46
Performance share units	14	(43)	(118)	(246)
Restricted stock	74	35	143	41

Total stock-based compensation expense	$554	$513	$1,333	$1,380

Income tax benefits	$197	$186	$479	$503

At June 30, 2008, total unrecognized stock-based compensation expense was $4.8 million, net of estimated forfeitures, which will be recognized over a weighted average amortization period of 2.0 years. SFAS No. 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. For the six months ended June 30, 2008 the Company did not have any excess tax benefit since there were no exercises and for the six months ended June 30, 2007 the Company had $693,000 of excess tax benefits, which was classified as an operating cash outflow and financing cash inflow.

The fair value of the Company’s employee and director stock options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the quarter:

	2008	2007
Expected dividend yield	5.88%	2.48%
Expected price volatility	25.86%	19.16%
Expected term in years	6.22	6.02
Expected risk-free interest rate	3.48%	4.56%
Estimated forfeiture rate	1.65%	1.45%
Estimated average fair value of options granted	$1.70	$5.68

Employee Stock Award and Incentive Plans. The 2005 Stock Award and Incentive Plan (SAIP) allows for awards to key employees of stock options, restricted shares, performance shares units (PSUs) and other forms of stock-based awards.

Stock Options. Non-qualified stock options are issued at an exercise price equal to the fair market value of the shares on the grant date and generally vest within three to four years and expire from seven to ten years from the date of grant. Options issued are valued using the Black-Scholes model. The activity during 2008 and the total options outstanding and exercisable as of June 30, 2008 pursuant to the SAIP and previous incentive plans are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding at beginning of year	2,064,424	$27.33
Options granted	535,225	17.99
Options cancelled	(92,633)	25.91
Options forfeited	(29,743)	28.96

Options outstanding at June 30, 2008	2,477,273	$25.35	5.9 years

Options exercisable at June 30, 2008	1,402,172	$26.15	3.8 years

For both options outstanding and those exercisable, there was no aggregate intrinsic value for the period ended June 30, 2008.

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

Compensation expense is calculated based upon the expected number of PSUs earned during the performance period and is recorded over the service period. The fair value is calculated equal to market value on the date of grant less the present value of dividends that are not earned during the performance period. Expense is adjusted for forfeitures as they occur. As of June 30, 2008, PSUs expected to be earned and the weighted average grant date fair value per PSU were as follows:

	PSUs	Weighted Average Fair Value	Weighted Average Remaining Vesting Term
Units outstanding at beginning of year	59,070	$27.42
Units estimated to be granted	2,000	30.30
Units forfeited	(12,840)	30.30
Adjustment to estimated grants	(260)	30.30

Units outstanding at June 30, 2008	47,970	$26.76	3.9 years

Restricted Stock Awards. The Company has periodically granted restricted stock awards to certain key employees. The shares are restricted as to transfer, but are not restricted as to dividend payment and voting rights. Transfer restrictions lapse at the end of two, three or nine years contingent upon continued employment. Restricted stock grants are valued at market value on the date of grant and are expensed over the service period. As of June 30, 2008, non-vested shares totaled 17,367 with a weighted average fair value of $21.98 per share. During the first six months of 2008, 14,000 shares were granted, no restricted shares were forfeited and returned to treasury, and 4,816 restrictions were released. As of June 30, 2007, non-vested shares totaled

6,130 with a weighted average fair value of $22.84 per share. No awards were granted, 2,189 restricted shares were forfeited and returned to treasury, and restrictions were released on 657 shares during the first six months of 2007.

Directors’ Stock Plans. The Restricted Stock Plan for Non-Employee Directors provides that eligible non-employee directors receive, in lieu of a cash retainer, shares of common stock of the Company. As of June 30, 2008, restricted shares totaled 14,868 with a weighted average fair value of $23.86 per share. A total of 9,499 restricted shares were issued, restrictions were released on 5,003 shares, and 510 shares were cancelled during the second quarter of 2008.

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

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding at beginning of year	138,500	$25.73
Options granted	24,000	$11.96
Options cancelled	(5,500)	$25.50

Options outstanding at June 30, 2008	157,000	$23.63	5.6 years

Options exercisable at June 30, 2008	106,330	$24.76	3.9 years

For both options outstanding and those exercisable, there was no aggregate intrinsic value for the period ended June 30, 2008.

Non-vested options and exercise proceeds. A summary of the Company’s non-vested employee and director stock options for the six months ended June 30, 2008 is presented below.

	Employee options		Director options
	Shares	Average Price	Shares	Average Price
Non-vested options at beginning of year	896,937	$30.20	43,330	$29.63
Options granted	535,225	17.99	24,000	11.96
Options forfeited	(29,743)	28.96	—	—
Options vested	(327,318)	29.75	(16,660)	29.61

Non-vested options at June 30, 2008	1,075,101	$24.30	50,670	$21.27

	2008	2007
Fair value of stock options vested during the period (000’s)	$2,330	$2,230
Per option fair value of stock options vested during the period	$6.77	$6.54
Number of shares exercised during the period	—	221,759
Intrinsic value of options exercised during the period (000’s)	$—	$1,954

During the first six months of 2008, there were no options exercised, and therefore no cash or stock equivalent received or tax benefit recognized for exercises. The Company may periodically repurchase shares in open market and private transactions in accordance with Exchange Act Rule 10b-18 to replenish treasury stock for issuances related to stock option exercises and other employee benefit plans.

Employee Stock Purchase Plan. The AMCORE Stock Option Advantage Plan permits eligible employees to purchase from the Company shares of its common stock at an exercise or purchase price at 85% of the lower of the closing price of the Company’s common stock on the NASDAQ National Market on the first or last day of each offering period. Shares issued pursuant to the ESPP are prohibited from sale by a participant for two years after the date of purchase. Dividends earned are credited to a participant’s account and used to purchase shares from the Company’s treasury stock at the same discounted price on the next purchase date. The 15% discount is recorded as compensation expense and is amortized on a straight-line basis over the two-year service period. As of June 30, 2008, $81,000 remains unrecognized related to shares issued during 2008, 2007, and 2006.

NOTE 13 – FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis. The following table summarizes, by measurement hierarchy, the various assets and liabilities of the Company that are measured at fair value on a recurring basis.

		Fair Value Hierarchy
	June 30, 2008	Level 1 (1)	Level 2 (2)	Level 3 (3)
	(in thousands)
Assets
Available for sale securities	$862,075	$25,088	$814,583	$22,404
Interest rate swap agreements	19	—	19	—
Forward sale loan commitments	296	—	296	—

Total assets	$862,390	$25,088	$814,898	$22,404

Liabilities
Hedged Deposits	$26,969	$—	$26,969	$—
Interest rate swap agreements	649	—	649	—
Forward sale loan commitments	142	—	142	—

Total liabilities	$27,760	$—	$27,760	$—

(1)	Quoted prices in active markets for identical assets or liabilities.
(2)	Significant other observable inputs.
(3)	Significant unobservable inputs.

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

	Level 3
	Three Months Ended June 30,			Six Months Ended June 30,
	Total	Available for Sale Securities	Hedged Loans	Total	Available for Sale Securities	Hedged Loans
	(in thousands)			(in thousands)
Balance at beginning of period	$26,005	$26,005	$—	$54,745	$30,772	$23,973
Total realized/unrealized gains (losses)
Included in earnings	—	—	—	580	—	580
Included in other comprehensive loss	(3,601)	(3,601)	—	(6,366)	(6,366)	—
Purchases, issuances, (sales) and (settlements)	—	—	—	(2,002)	(2,002)	—
Transfers out of Level 3	—	—	—	(24,553)	—	(24,553)

Balance at end of period	$22,404	$22,404	$—	$22,404	$22,404	$—

There were no total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) related to assets still held at June 30, 2008 for all categories listed above.

Gains and losses (realized and unrealized) included in earnings for the above period are reported in other income.

Other Income
(in thousands)
Total gains (losses) included in earnings for quarter ended June 30, 2008	$580

Change in unrealized gains (losses) relating to assets still held at June 30, 2008	$(6,366)

Assets measured at fair value on a non-recurring basis. The following table summarizes, by measurement hierarchy, financial assets of the Company that are measured at fair value on a non-recurring basis.

	June 30, 2008	Level 1	Level 2	Level 3	Total Gains (Losses)
	(in thousands)
Impaired loans	$88,813	$—	$—	$88,813	$(14,486)

In accordance with SFAS No. 114, loans with a carrying amount of $108.3 million were written down to their fair value of $88.8 million as measured by underlying collateral through the allowance for loan losses (Allowance). The amount of the Allowance related to these loans was $19.5 million at June 30, 2008, compared to $5.0 million at December 31, 2007, resulting in an impairment charge of $14.5 million for the first six months of 2008.

NOTE 14 – INCOME TAXES

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. The Company has no uncertain tax positions as of June 30, 2008 and is not aware of any significant changes that are reasonably possible within the next twelve months. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income taxes. The Internal Revenue Service and the State of Illinois recently completed audits of the years 2004 through 2006 and 2003 through 2005, respectively. All subsequent years remain open to examination.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and subsidiaries’ (“AMCORE” or the “Company”) consolidated financial condition as of June 30, 2008 compared to December 31, 2007, and the consolidated results of operations for the three and six months ended June 30, 2008 compared to the same periods in 2007. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

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

Contemplated, projected, forecasted or estimated results in such forward-looking statements involve certain inherent risks and uncertainties. A number of factors – many of which are beyond the ability of the Company to control or predict – could cause actual results to differ materially from those in its forward-looking statements. These factors include, among others, the following possibilities: (I) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new or existing competitors; (II) adverse state, local and federal legislation and regulation or adverse findings or rulings made by local, state or federal regulators or agencies regarding AMCORE and its operations; (III) failure to obtain new customers and retain existing customers; (IV) inability to carry out marketing and/or expansion plans; (V) ability to attract and retain key executives or personnel; (VI) changes in interest rates including the effect of prepayments; (VII) general economic and business conditions which are less favorable than expected; (VIII) equity and fixed income market fluctuations; (IX) unanticipated changes in industry trends; (X) unanticipated changes in credit quality and risk factors; (XI) success in gaining regulatory approvals when required; (XII) changes in Federal Reserve Board monetary policies; (XIII) unexpected outcomes on existing or new litigation in which AMCORE, its subsidiaries, officers, directors or employees are named defendants; (XIV) technological changes; (XV) changes in accounting principles generally accepted in the United States of America; (XVI) changes in assumptions or conditions affecting the application of “critical accounting estimates”; (XVII) inability of third-party vendors to perform critical services for the Company or its customers; (XVIII) disruption of operations caused by the conversion and installation of data processing systems; (XIX) adverse economic or business conditions affecting specific loan portfolio types in which the Company has a concentration, such as construction, land development and other land loans, and (XX) zoning restrictions or other limitations at the local level, which could prevent limited branch offices from transitioning to full-service facilities.

KEY INITIATIVES, OTHER SIGNIFICANT ITEMS AND ACCOUNTING CHANGES

Key Initiatives

Credit quality—The Company continues to reinforce a credit quality culture of its bank subsidiary (the “Bank”) by enhancing the credit risk administration and measurement process. Actions already taken or underway include: implemented a new risk grading system in 2007 to provide more detailed information as to the conditions underlying the portfolio; hired an experienced commercial lending leader in second quarter 2007; shifted the management of virtually all residential development loan relationships to an experienced specialty unit; reorganized the commercial credit approval process; increased the allowance for loan losses; implemented straight-through-processing system for commercial lending; increased staffing and resources in the Bank’s non-performing assets resolution specialty group, which pursues resolution of non-performing assets; hired a new chief credit officer with strong leadership and portfolio management skills in second quarter 2008; and added senior staff to manage the credit administration, loan review and appraisal functions in second quarter 2008. An independent review of the Bank’s commercial credit portfolio, as required by an agreement with the Office of the Comptroller of the Currency (the “OCC”) (see Regulatory Developments, below), is well underway. While not yet final, no material concerns have been identified.

Subsequent to the end of the second quarter 2008, the Bank sold $77 million of primarily non-performing and under-performing loans to a third party. The transaction removed further exposure from these loans, added incremental liquidity to the Bank and was neutral to the Company’s capital position. The Bank continues to focus on commercial and industrial lending, which, coupled with the abovementioned loan sale, should improve the diversification of the Bank’s loan portfolio. Many of these actions are discussed elsewhere in this report.

Cost efficiencies—The Company continues to review opportunities for efficiencies across the organization. The Company is targeting a three percent reduction per year in pre-FDIC insurance operating expenses in 2008 and 2009. This review has already led to a staffing level that is nearly 8% below levels of one year ago. In addition, during the second quarter of 2008, the Company identified four under-utilized high-cost facilities that could be consolidated with other nearby locations (the “Facilities Consolidation”). These were two office buildings, one small older branch in a historical market and one leased Chicago suburban location with minimal retail activity that housed mainly commercial lenders. The efficiency focus covers all aspects of the business including final implementation of the Company’s commercial loan straight-through-processing platform.

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

During the second quarter 2008, the Bank joined the MoneyPass Network, a surcharge-free ATM network. As a result, AMCORE cardholders now have access to surcharge-free transactions at more than 13,000 ATMs across the United States, including a large concentration of ATMs conveniently located in the same geographic regions as AMCORE customers. This new relationship expands AMCORE's channel of ATMs from roughly 350 to more than 800 throughout Illinois and Wisconsin.

Other Significant Items

Key personnel changes—On February 25, 2008, the Company announced that Kenneth E. Edge had elected to retire as Chief Executive Officer (the “Executive Retirement”) of the Company, effective as of February 22, 2008, and remained as Chairman of the Board until May 6, 2008.

Also, on February 22, 2008, the Board of Directors (the “Board”) of the Company elected William R. McManaman as Chief Executive Officer, effective February 25, 2008. Prior to his appointment as Chief Executive Officer, Mr. McManaman, age 60, had served as a Director of the Company since 1997. On May 6, 2008, the Board elected Mr. McManaman as Chairman of the Board.

On July 17, 2008, the Company announced that Steven F. Gersch, senior vice president and senior credit officer, had been promoted to chief credit officer. Gersch succeeds Melvin H. Buser, who retired from the Company on July 17, 2008. Prior to joining AMCORE, Gersch worked as a consultant helping banks across the country strengthen their credit programs and has had extensive credit experience with several leading Midwestern banks. Gersch brings nearly 30 years of credit risk management experience to the Company.

Branch expansion—During first quarter 2008, the Bank opened two new branches, one in Mt. Prospect, Illinois and one in Wheaton, Illinois. The Bank is slowing the opening of new branches to only those already in the construction pipeline or under contract. In 2008, this will include a branch in Vernon Hills, Illinois. In 2009, this will include Antioch, Illinois and Naperville, Illinois.

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

On May 3, 2007, the Company’s Board of Directors authorized the repurchase (the “Repurchase Program”) of up to two million shares of the Company’s stock. The authorization was for a twelve-month period to be executed through open market or privately negotiated purchases. This authorization replaced a previous Repurchase Program that expired May 3, 2007. During 2007, the Company repurchased 2.12 million shares at an average price of $27.92 per share. No shares were purchased during the first half of 2008 as increasing risks in the economy and in the financial markets make the retention of capital a key consideration. The Repurchase Program expired on May 3, 2008.

Regulatory developments—On May 31, 2005, the Bank entered into a Formal Agreement with the OCC, the Bank’s primary regulator, to strengthen the Bank's consumer compliance program. On August 10, 2006, the Bank entered into a Consent Order with the OCC to strengthen its compliance monitoring policies, procedures, training and overall program relating to the Bank Secrecy Act/Anti-Money Laundering (BSA/AML) regulations. The commitments and requirements imposed by these two items were completed and, on April 14, 2008, the Bank was notified that the OCC had terminated the Formal Agreement and the Consent Order.

On May 15, 2008, the Bank entered into a written agreement (the “Agreement”) with the OCC. The Agreement describes commitments made by the Bank to address and strengthen banking practices relating to asset quality and the overall administration of the credit function at the Bank. The Bank has already begun to implement enhancements to its credit processes to address the matters identified by the OCC and the Bank expects to comply with all the requirements specified in the Agreement. The Agreement results in the Bank’s ineligibility for certain actions and expedited approvals without the prior written consent and approval of the OCC. These actions include, among other things, the appointment of directors and senior executives, making or agreeing to make certain payments to executives or directors, business combinations and branching.

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

Derivative Instruments and Hedging Activities Disclosure—In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” to provide enhanced disclosures and thereby improve the transparency of financial reporting. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. Adoption of this standard at year-end is not expected to have a material impact on the Company’s Consolidated Balance Sheets or Statements of Income.

OVERVIEW OF OPERATIONS

Overview of the Quarter

AMCORE reported a net loss of $20.2 million or $0.91 per diluted share for the quarter ended June 30, 2008. This compares to net income of $10.6 million or $0.45 per diluted share for the same period in 2007 and represents a $30.8 million or $1.36 per diluted share decrease quarter to quarter. AMCORE had a negative return on average equity and on average assets for second quarter 2008 of 23.54% and 1.58%, respectively. This compares to a positive return on average equity and on average assets of 10.99% and 0.81%, respectively, for the same period in 2007.

Significant Categories for the Quarter

Changes in the significant categories of second quarter 2008 net loss, compared to first quarter 2007 net income, were:

Net interest income—Declined $4.7 million due to funding costs associated with increased levels of non-accrual loans, including the reversal of accrued interest for loans moved to non-accrual status. Net interest margin was 3.07% in second quarter 2008 compared to 3.39% in second quarter 2007.

Provision for loan losses—Increased $35.8 million to $40.0 million in second quarter 2008 from $4.2 million in second quarter 2007, reflecting a 356% increase in non-performing loans.

Non-interest income—Was essentially flat at $19.5 million in second quarter, compared to $19.4 million in second quarter 2007. Increases of $1.2 million in service charges on deposits, $723,000 in investment management and trust income and $339,000 in bankcard fee income were nearly offset by a $1.6 million decline in other non-interest income and a $512,000 decline in mortgage banking income.

Operating expenses—Increased $7.8 million to $48.3 million in second quarter 2008 from $40.5 million in second quarter 2007. The increase was primarily due to a $6.1 million write-off of goodwill and a $1.5 million impairment charge for the Facilities Consolidation. Otherwise, increases in loan processing and collection expenses, FDIC insurance expense and net occupancy expense were offset by lower compensation related costs.

Income taxes—Decreased $17.3 million, primarily due to a $32.8 million loss before income taxes in second quarter 2008 compared to $15.4 million in earnings before income taxes in second quarter 2007. The effective tax rate was 38.2% in second quarter 2008 compared to 31.1% in second quarter 2007. Items that are exempt from taxes, such as municipal bond income and increases in cash surrender value (CSV) of Bank and Company owned life insurance (COLI), while generally resulting in an effective tax rate that is lower than the statutory tax rate, have the opposite effect in a period where there is a loss before income taxes. Conversely, items that are not deductible for tax purposes, such as goodwill, while generally resulting in an effective tax rate that is higher than the statutory tax rate, have the opposite effect in a period where there is a loss before income taxes.

Overview of the Year-to-Date

AMCORE reported a net loss of $47.7 million or $2.14 per diluted share for the six months ended June 30, 2008. This compares to net income of $18.8 million or $0.79 per diluted share for the same period in 2007, and represents a $66.5 million or $2.93 per diluted share decrease year to year. AMCORE had a negative return on average equity and on average assets for the first six months of 2008 of 26.61% and 1.86%, respectively. This compares to a positive return on average equity and on average assets of 9.65% and 0.72%, respectively, for the same period in 2007.

Significant Categories for the Year-to-Date

Changes in the significant categories for the first six months of 2008 net loss, compared to the first six months of 2007 net income, were:

Net interest income—Declined $8.4 million reflecting the cost of funding increased levels of non-accrual loans, including the reversal of accrued interest for loans moved to non-accrual status and pressure on deposit rates, especially certificates of deposit (CDs) in all markets. Net interest margin was 3.10% for the first six months of 2008 compared to 3.38% in the first six months of 2007.

Provision for loan losses—Increased $89.8 million to $97.2 million for the first six months of 2008 from $7.4 million in the first six months of 2007, reflecting significant increases in non-performing and underperforming loans.

Non-interest income—Declined $1.4 million, from $38.8 million in the first six months of 2007 to $37.4 million in the first six months of 2008. Increases of $2.2 million in service charges on deposits, $1.0 million in net security gains, $950,000 in investment management and trust income, $517,000 in brokerage commission income and $484,000 in bankcard fee income were more than offset by a $5.5 million decline in other non-interest income and a $1.0 decline in mortgage banking income.

Operating expenses—Increased $7.7 million to $93.2 million in the first six months of 2008 from $85.5 million in the first six months of 2007. The increase was due to the $6.1 million write-off of goodwill and the $1.5 million impairment charge for the Facilities Consolidation. Otherwise, increases in loan processing and collection expenses, FDIC insurance expense, net occupancy expense, professional fees and other real estate owned expenses were more than offset by lower compensation related costs and advertising and business development expenses.

Income taxes—Decreased $40.8 million, primarily due to an $80.3 million loss before income taxes for the first half of 2008 compared to $27.0 million in earnings before income taxes in the first half of 2007. The effective tax rate was 40.6% in the second half of 2008 compared to 30.3% in second quarter 2007. As noted previously, items that are exempt from taxes while generally resulting in an effective tax rate that is lower than the statutory tax rate have the opposite effect in a period where there is a loss before income taxes. Conversely, items that are not deductible for tax purposes have the opposite effect in a period where there is a loss before income taxes.

EARNINGS REVIEW OF CONSOLIDATED STATEMENTS OF INCOME

The following discussion compares the major components of net (loss) income and their impact for three and six months ended June 30, 2008 and 2007.

Net Interest Income

Net interest income is the Company’s largest source of revenue and represents the difference between income earned on loans and investments (interest-earning assets) and the interest expense incurred on deposits and borrowed funds (interest-bearing liabilities). Fluctuations in interest rates, volume and mix changes in interest-earning assets and interest-bearing liabilities and the carrying cost of non-accrual loans can materially affect the level of net interest income. Because the interest that is earned on certain loans and investment securities is not subject to federal income tax, and in order to facilitate comparisons among various taxable and tax-exempt interest-earning assets, the following discussion of net interest income is presented on a “fully taxable equivalent,” or FTE basis. The FTE adjustment was calculated using AMCORE’s statutory federal income tax rate of 35%.

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

Overview—As reflected below, net interest income, on an FTE basis, declined $4.5 million or 11% in second quarter 2008 compared to second quarter 2007. The decline was due to a $17.5 million decline in FTE interest income, partially offset by a $13.0 million decline in interest expense. For the comparable six month periods, net interest income, on an FTE basis, declined $8.1 million or 10%. The decline was due to a $27.3 million decline in FTE interest income, partially offset by a $19.3 million decline in interest expense.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Interest Income Book Basis	$69,088	$86,817	$144,889	$172,559
FTE Adjustment	803	619	1,549	1,226

Interest Income FTE Basis	$69,891	$87,436	$146,438	$173,785
Interest Expense	33,062	46,099	72,179	91,445

Net Interest Income FTE Basis	$36,829	$41,337	$74,259	$82,340

Net Interest Spread	2.71%	2.88%	2.70%	2.86%
Net Interest Margin	3.07%	3.39%	3.10%	3.38%

Net interest spread and margin (See Tables 1 and 2)—Net interest spread declined 17 basis points to 2.71% in second quarter 2008 from 2.88% in second quarter 2007. The net interest margin was 3.07% in second quarter 2008, a decline of 32 basis points from 3.39% in second quarter 2007. For the first six months of 2008, net interest spread declined 16 basis points to 2.70% from 2.86% in comparable prior year period. The net interest margin was 3.10% for the six months ended June 30, 2008, a decline of 28 basis points from 3.38% in the same six-month period in 2007.

The declines in net interest spread and net interest margin were driven by lower average yields on loans, reflecting declining interest rates, increased levels of non-accrual loans and the reversal of accrued interest on loans placed on non-accrual status. The decline in loan yields were not matched by a corresponding decline in funding rates, as deposits and wholesale funding sources did not reprice as rapidly as loans, while some transactional deposit products have already reached a rate floor, where further reductions in rates paid are not possible. In addition, continued efforts by competitors to pay well above the wholesale cost of funds, including the Bank’s need to attract deposits in the current liquidity stressed environment, continue to place pressure on deposit rates. Declines in average bank-issued deposit funding have also been replaced with higher-cost wholesale funding sources. Another factor contributing to the decline in margin and spread was the continued divergence in recent financial markets with higher declines in prime rates compared to LIBOR-based rates and the substitution of debt for capital in the Repurchase Program. Since the Company has a higher proportion of prime-based loans and a higher proportion of LIBOR-based liabilities, the aforementioned divergence in interest rates resulted in some reduction in net interest spread and net interest margin. While the Repurchase Program improved the efficiency of the Company’s capital structure, it has also contributed to the compression in net interest spread and net interest margin.

Changes due to volume (See Tables 3 and 4)—In second quarter 2008, net interest income (FTE) declined due to average volume by $737,000 when compared to second quarter 2007. This decline was comprised of a $1.3 million decline in interest income that was partially offset by a $592,000 decrease in interest expense. The decline in interest income was attributable to a $75 million decline in average interest-earning assets. The decrease was driven by a $110 million reduction in average loans, offset by increases of $25 million in average investment securities and $15 million in average other short-term investments. The reduction in average loans is attributable to the current market environment, where tighter credit pressures are generating pay downs faster than new loans are available. The reduction in average loans has been partially reinvested in investment securities and short-term investments. Average interest-bearing liabilities only declined $56 million, compared to the $75 million decline in average interest-earning assets, due to the Repurchase Program, which substituted debt for capital.

For the first six months of 2008, net interest income (FTE) declined due to average volume by $1.7 million when compared to the first six months of 2007. This decline was comprised of a $2.6 million decline in interest income that was partially offset by an $890,000 decrease in interest expense. The decline in interest income was attributable to a $74 million decline in average interest-earning assets, primarily due to a $72 million reduction in average loans. Average interest-bearing liabilities only declined $43 million, compared to the $74 million decline in average interest-earning assets, also due to the Repurchase Program, which substituted debt for capital.

Changes due to rate (See Tables 3 and 4)—In second quarter 2008, net interest income (FTE) declined due to average rates by $3.8 million when compared with the same period in 2007. This was comprised of a $16.2 million decrease in interest income that was only partly offset by a $12.4 million decrease in interest expense.

For the first six months of 2008, net interest income (FTE) declined due to average rates by $6.4 million when compared with the same period in 2007. This was comprised of a $24.8 million decrease in interest income that was only partly offset by an $18.4 million decrease in interest expense.

Both interest-earning asset yields and interest-bearing liability costs were affected by seven separate decreases in the federal funds (Fed Funds) rate totaling a combined 325 basis points, all of which occurred since the second quarter of 2007. In addition, non-accrual loans have increased from $30 million at the end of 2006 to $171 million as of June 30, 2008. The Bank must continue to fund these non-earning loans until they are resolved.

Interest rate risk—Like most financial institutions, AMCORE has an exposure to changes in both short-term and long-term interest rates. Among those factors that could further affect net interest margin and net interest spread include: greater and more frequent changes in interest rates, including the impact of basis risk between various interest rate indices such as prime and LIBOR, changes in the shape of the yield curve, mismatch in the duration of interest-earning assets and the interest-bearing liabilities that fund them, the effect of prepayments or renegotiated rates, increased price competition on both deposits and loans, promotional pricing on deposits, short-term liquidity needs that could drive up the cost of attracting new funding, changes in the mix of earning assets and the mix of liabilities, including greater or less use of wholesale sources, changes in the level of non-accrual loans, and in an environment such as is currently being experienced where there are rapid and substantial declines in interest rates, the limited ability to reduce certain low-cost deposit product rates (such as NOW accounts) to the same extent that interest-earning assets reprice. As the increased level of non-accrual loans will take time to work out, and there are no immediate signs of deposit pricing pressures waning, the Company does not expect a recovery in the margin or spread statistics for several quarters.

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

Additions to the Allowance are charged against earnings for the period as a provision for loan losses (Provision). Conversely, this evaluation could result in a decrease in the Allowance and Provision. Actual loan losses are charged against and reduce the Allowance when management believes that the collection of principal will not occur and the loss has been confirmed. Unpaid interest attributable to prior years for loans that are placed on non-accrual status is also charged against and reduces the Allowance. Unpaid interest for the current year for loans that are placed on non-accrual status is charged against and reduces the interest income previously recognized. Subsequent recoveries of amounts previously charged to the Allowance, if any, are credited to and increase the Allowance.

The second quarter 2008 Provision was $40.0 million, an increase of $35.8 million from $4.2 million in second quarter 2007. For the first six months of 2008, the Provision was $97.2 million, an increase of $89.8 million from $7.4 million for the same period in 2007. The increases for the three and six month periods ended June 30, 2008, compared to the same periods in 2007, were primarily due to higher net charge-offs and non-performing loans.

Net charge-offs were $17.0 million or 87 basis points of average loans for the first half of 2008, compared to $7.6 million or 38 basis points of average loans for the same period in 2007. Non-performing loans were $172 million at June 30, 2008 compared to $30 million at the beginning of 2007. Non-performing loans is the sum of non-accrual loans and loans that are ninety days past due but are still accruing interest.

Delinquencies, loans that are thirty to ninety days past due, have also increased from $47 million at the beginning of 2007 to $97 million as of June 30, 2008. While non-performing loans continued to increase during the second quarter of 2008 in the amount of $58 million or 51%, delinquencies declined by $14 million or 12% as compared to first quarter 2008, the first decline in over a year. While there is no doubt that the first quarter’s delinquencies contributed to the increase in non-performing loans during the second quarter, the delinquencies that migrated to non-performing loans were not replaced at the same pace as in previous quarters.

The level of net charge-offs, non-performing loans and delinquent loans is largely due to the rapid deterioration in real estate markets that has occurred across the country. In the Midwest, where the Company has its footprint, the result has been declines in real estate sales activity that negatively affects the liquidity and capital resources of borrowers, which in turn negatively affects the borrower’s ability to make principal and interest payments when due. The decline in sales activity also leads to eroding property values, which serve as collateral for the repayment of loans. These circumstances are particularly evident for developers of residential real estate properties, where the Company has a large concentration in loans outstanding of $745 million, down from $758 million at the end of first quarter 2008. Developers use loan proceeds to fund the acquisition of land, development of the raw land, and construction of homes. These projects are heavily dependent upon the successful sale of units completed early in the project’s life to fund units scheduled later in the project and then have the sales proceeds from those later units repay the loans. The combination of declining sales activity, softening collateral values and large real estate concentrations led to the significant increase in the Company’s Provision in the first and second quarters of 2008 compared to 2007.

Non-Interest Income

Total non-interest income is comprised primarily of fee-based revenues from bank-related service charges on deposits and Investment Management and Trust. Income from bankcard fee income, COLI, brokerage commission income and mortgage banking income are also included in this category.

Overview—For second quarter 2008, non-interest income totaled $19.5 million, compared to $19.4 million in second quarter 2007. Increases of $1.2 million in service charges on deposits, $723,000 in investment management and trust income and $339,000 in bankcard fee income were nearly offset by a $1.6 million decline in other non-interest income and a $518,000 decline in mortgage banking income.

For the first six months of 2008 non-interest income declined $1.4 million, from $38.8 million in first six months of 2007 to $37.4 million. Increases of $2.2 million in service charges on deposits, $1.0 million in net security gains, $950,000 in investment management and trust income, $517,000 in brokerage commission income and $484,000 in bankcard fee income were more than offset by a $5.5 million decline in other non-interest income and a $1.0 million decline in mortgage banking income.

Investment management and trust income—Investment Management and Trust (IMT) income includes trust services, investment management, estate administration, financial planning and employee benefit plan recordkeeping and administration. Investment Management and Trust income totaled $4.4 million in second quarter 2008, an increase of $723,000 or 20% from $3.7 million in second quarter 2007. For the six month period ended June 30, 2008, IMT income was $8.7 million, an increase of $950,000 from $7.8 million for the six month period ended June 30, 2008. The increases for the three and six month periods were primarily attributable to a non-recurring charge that decreased employee benefit administration fees in second quarter 2007 and higher personal trust fee income. At June 30, 2008, total assets under administration were $2.5 billion.

Service charges on deposits—Service charges on deposits, the Company’s largest source of non-interest income, totaled $8.7 million in second quarter 2008, a $1.2 million or 17% increase over $7.4 million in second quarter 2007. For the first six months of 2008, service charges on deposits were $16.0 million, a $2.2 million or 16% increase over $13.8 million for the first six months of 2007. Service charges on consumer deposit accounts were the primary driver of the increases and were affected by enhancements to the Company’s fee structure and waiver policies on both retail and commercial deposits. Also contributing to the increase were declining interest rates that have reduced the deposit credit offset against commercial account activity fees. While this rate of growth is not expected to continue, this level of revenue is expected to be sustainable over time with some additional improvement in the near-term as the full impact of interest rate declines on commercial deposit offsets are realized.

Mortgage Banking income—Mortgage banking income includes fees generated from the underwriting, originating and servicing of mortgage loans along with gains and fees realized from the sale of these loans, net of origination costs, OMSR amortization and impairment.

For the three and six month periods ended June 30, 2008, mortgage banking income was a loss of $5,000 and income of $340,000, respectively. For the three and six month periods ended June 30, 2007, mortgage banking income was $513,000 and $1.4 million, respectively. Year-over-year, mortgage banking income declined a total of $1.0 million. The decline was primarily due to lower closing volume of $146 million in the first half of 2008 compared to $162 million in the first half of 2007 and lower servicing fee income due to the OMSR Sale in 2007, after which the Company no longer generates fee income in connection with the servicing of mortgage loans sold to the secondary market. The cost of servicing those loans, a component of operating expense, was also eliminated after the Mortgage Restructuring. Mortgage banking income was also affected by a $156,000 write-down of its held-for-sale-inventory associated with increasing mortgage interest rates.

COLI income—COLI income totaled $1.1 million in second quarter 2008, a $141,000 or 11% decrease from $1.2 million in second quarter 2007, due to negative mark-to-market adjustments on underlying investments. Year-to-date, COLI income increased $141,000 to $2.3 million from $2.2 million as improved yields on underlying investments and higher balances more than offset the second quarter’s negative mark-to-market adjustment. AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. As of June 30, 2008, the cash surrender value (CSV) of COLI was $142 million.

Other non-interest income – For second quarter 2008, other non-interest income, which includes brokerage commission income, bankcard fee income, net security (losses) gains and other, totaled $5.4 million, a $1.2 million decline from $6.6 million in second quarter 2007. The decline was primarily due to a decline in CRA-related income and lower customer service fee related income, partly offset by higher bankcard fee income. Increases in bankcard fee income were aided by the Bank’s expanding ATM network.

Year-to-date 2008, other non-interest income totaled $10.0 million compared to $13.7 million in the comparable prior year period, a decline of $3.7 million. In addition to the factors noted for second quarter 2008 compared to second quarter 2007, the $2.6 million OMSR Gain in 2007 and $329,000 in derivative mark-to-market losses in 2008 compared to $488,000 in mark-to-market gains in 2007 contributed to the larger year-to-date decline. These were partly offset by a $1.0 million net security gain in first quarter 2008. The net security gain related to a partial redemption distribution received as a member company in connection with the initial public offering (IPO) of VISA, Inc. The gain includes a partial reversal of litigation and guaranty losses recognized in fourth quarter 2007 to the extent they relate to the Company’s share of IPO proceeds retained in escrow by VISA, Inc. to fund the losses.

Operating Expenses

Overview—In second quarter 2008, operating expenses increased $7.8 million to $48.3 million from $40.5 million in second quarter 2007. Year-to-date 2008, operating expenses increased $7.7 million to $93.2 million from $85.5 million in 2007. The increases for both the quarter and year-to-date periods were primarily due to a $6.1 million second quarter 2008 write-off of goodwill and a $1.5 million second quarter 2008 impairment charge for the Facilities Consolidation. Otherwise, increases in loan processing and collection expenses, FDIC insurance expense and net occupancy expense were offset by lower compensation related costs.

The efficiency ratio was 87% in second quarter 2008, compared to 67% in second quarter 2007 and was 85% and 71% for the first six months of 2008 and 2007, respectively. The efficiency ratio is calculated by dividing total operating expenses by revenues. Revenues are the sum of net interest income and non-interest income. Contributing to the increase for both the quarter and year-to-date 2008 were the goodwill write-off and Facilities Consolidation charge.

Personnel expense—Personnel expense includes compensation expense and employee benefits and is the largest component of operating expenses, totaling a combined $22.0 million in second quarter 2008, compared to $24.0 million in second quarter 2007, and $46.4 million year-to-date 2008 compared to $50.4 million year-to-date 2007. These represented declines of $2.0 million and $4.0 million for the respective three and six month periods.

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

The majority of the three and six month declines in 2008, compared to 2007, relate to the savings realized from the Company’s cost efficiencies initiative and reduced staff related to the Mortgage Restructuring. Staffing levels are nearly 8% below levels of one year ago.

Facilities expense—Facilities expense, which includes net occupancy expense and equipment expense, totaled a combined $6.5 million in second quarter 2008, compared to $5.9 million in second quarter 2007, and $13.3 million year-to-date 2008 compared to $12.2 million year-to-date 2007. These represented increases of $617,000 and $1.1 million for the respective three and six month periods. The increase was primarily due to higher rental expense and real estate taxes associated with new branches that were opened after the first quarter of 2007 and higher snow removal costs in first quarter 2008.

Professional fees—Professional fees include legal, consulting, auditing and external portfolio management fees and totaled $2.0 million in second quarter 2008, an increase of $51,000 from second quarter 2007. For the 2008 six month period, professional fees were $4.5 million, an increase of $669,000 from $3.8 million for the first six months of 2007. The increase for the six month period reflects higher legal fees and consulting costs associated with the Executive Retirement. The Company expects professional fees to be flat over the next few quarters as it will have additional fees related to a third party review of its loan portfolio, but will not have expenses related to the compliance and BSA/AML agreement and consent order, which were recently lifted.

Goodwill—Goodwill impairment for second quarter and year-to-date 2008 was $6.1 million, and completely eliminates all goodwill previously carried on the Company’s balance sheet. The write-off was due to the considerable and protracted discount of the Company’s stock value compared to its book value, which affected all business segments, as well as due to the decline in the operations of the Company.

Other operating expenses—Other operating expenses includes data processing expense, communication expense, advertising and business development expenses and other costs, and were a combined $11.7 million in second quarter 2008. This was a $2.9 million increase from $8.8 million in second quarter 2007. The increase was due to the $1.5 million Facilities Consolidation charge, increased loan processing and collection charges and higher FDIC insurance premiums. The increase in FDIC insurance premiums is due to the exhaustion of prior year credits that AMCORE, along with many other insured banks, were allocated for prior year contributions into the insurance fund, along with increased rates associated with regulatory changes and lower credit quality.

For the 2008 six month period, other operating expenses totaled a combined $22.8 million for an increase of $3.8 million from $19.1 million in the comparable six-month period in 2007. In addition to the items affecting second quarter 2008 compared to 2007, a $3.1 million charge in first quarter 2008 for unfunded loan commitments partially offset by the $2.3 million Extinguishment Loss recorded in first quarter 2007, contributed to the increase in other operating expenses.

The increases for both the three and six month periods were partly offset by lower advertising/business development costs, fraud losses, printing/supplies expenses and travel/entertainment costs, all reflecting savings realized from the Company’s cost efficiencies initiative and Mortgage Restructuring.

The Company expects FDIC insurance premiums to remain at higher than historical levels, with perhaps some reduction as the credit quality of the Bank’s loan portfolio improves.

Income Taxes

Income tax expense decreased $17.3 million, primarily due to a $32.8 million loss before income taxes in second quarter 2008 compared to $15.4 million in earnings before income taxes in second quarter 2007. The effective tax rate was 38.2% in second quarter 2008 compared to 31.1% in second quarter 2007. For the first six months of 2008, income tax expense decreased $40.8 million, primarily due to an $80.3 million loss before income taxes for the first half of 2008 compared to $27.0 million in earnings before income taxes in the first half of 2007. The effective tax rate was 40.6% in the first half of 2008 compared to 30.3% in the first half of 2007.

Items that are exempt from taxes, such as municipal bond income and increases in cash surrender value (CSV) of Bank and Company owned life insurance (COLI), while generally resulting in an effective tax rate that is lower than the statutory tax rate, have the opposite effect in a period where there is a loss before income taxes. Conversely, items that are not deductible for tax purposes, such as goodwill, while generally resulting in an effective tax rate that is higher than the statutory tax rate, have the opposite effect in a period where there is a loss before income taxes. The primary reason that the second quarter 2007 effective tax rate is lower than the second quarter 2008 effective tax rate is due to a loss for the period because of Provision and the goodwill write-off.

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

Commercial Banking

The Commercial Banking Segment (Commercial) provides commercial banking services to middle market and small business customers through the Bank’s full service branch and limited branch office locations. The services provided by Commercial include lending, business checking and deposits, treasury management and other traditional as well as electronic services.

Overview—Commercial represented 106% and 59%, respectively, of total Segment net loss in the first six months of 2008 and net income in the first six months of 2007. Commercial total assets were $3.0 billion at June 30, 2008 and represented 59% of total consolidated assets. This compares to $3.2 billion and 61% at June 30, 2007.

Commercial net loss for the period ended June 30, 2008 was $45.1 million, a decrease of $60.6 million or 391% from net income reported for the same period in 2007 of $15.5 million. The decrease was primarily due to an $84.8 million increase in Provision, a $9.8 million decrease in net interest income and a $2.4 million goodwill write-off, which were partly offset by a $37.2 million decrease in income taxes.

The decline in net interest income was driven by the impact of prepayment fees, increased levels of non-accrual loans, decreased loan volumes and the reversal of accrued interest on loans placed on non-accrual status. The decline in loan yields was not matched by a corresponding decline in funding rates, as deposits and wholesale funding sources did not reprice as rapidly as loans. The increase in Provision was primarily due to deterioration of credit quality and increased net charge-offs of non-performing loans. The combination of declining real estate sales activity, which negatively affected developers’ ability to service their loans, softening collateral values and large real estate concentrations led to the significant increase in the Provision for the first six months of 2008, compared to the same period in 2007. The decrease in income taxes was due to the year-to-year decline in pre-tax income.

Retail Banking

The Retail Banking Segment (Retail) provides banking services to individual customers through the Bank’s branch locations. The services provided by Retail include direct and indirect lending, checking, savings, money market and CD accounts, safe deposit rental, ATMs, and other traditional and electronic services.

Overview—Retail represented 4% and 33%, respectively, of total Segment net loss for the six months of 2008 and net income for the first six months of 2007. Retail total assets were $789 million at June 30, 2008 and represented 15% of total consolidated assets. This compares to $687 million and 13% at June 30, 2007.

Retail net income for the period ending June 30, 2008 was $1.8 million, a decrease of $6.8 million or 79% from net income of $8.7 million reported in the same period in 2007. The decrease was primarily due to a $4.4 million increase in Provision and a $7.4 million increase in operating expenses, that were partially offset by a $2.5 million increase in non-interest income and a $2.1 million decrease in income taxes.

The increase in Provision was mainly due to higher net charge-offs, specifically one $2.0 million charge-off on a large home equity credit that was managed by Retail. The increase in operating expenses was due to a $3.6 million goodwill write-off, higher rental expense associated with new branches that were opened after the first quarter of 2007, the affects of the Facilities Consolidation, and higher allocated expenses. The increase in non-interest income was mainly due to higher service charges on deposits, brokerage commission referral income and bankcard fee income. Income taxes decreased due to lower income before taxes.

Investment Management and Trust

The Investment Management and Trust Segment (IMT) provides wealth management services, which includes trust services, investment management, estate administration, financial planning, employee benefit plan recordkeeping and administration and brokerage services.

Overview—IMT represented 2% each, of total Segment net loss for the first six months of 2008 and net income for the first six months of 2007. IMT total assets were $12.4 million at June 30, 2008 and were $13.4 million at June 30, 2007.

IMT income for the period ended June 30, 2008 was $1.0 million, an increase of $600,000 or 139% from the same period in 2007, as higher non-interest income and lower operating expenses were partly offset by increased income taxes.

The increase in non-interest income was attributable to higher personal trust services and brokerage commission income plus a non-recurring charge that decreased employee benefit administration fees in second quarter 2007. The decrease in operating expenses was net of a $195,000 goodwill write-off.

Mortgage Banking

The Mortgage Banking Segment (Mortgage) provides a variety of mortgage lending products to meet its customers’ needs. It sells most of the loans it originates to a third-party mortgage services company, which provides private-label loan processing and servicing support on both sold and retained loans.

Overview—Mortgage was essentially breakeven for the first six months of 2008 and represented 6% of total Segment net income in the first six months of 2007. Mortgage total assets were $224 million at June 30, 2008 and represented 4% of total consolidated assets. This compares to $291 million and 5% at June 30, 2007.

Mortgage income declined $1.6 million for the first six months of 2008 compared to the same period in 2007. The decrease was primarily due to a $3.2 million decrease in non-interest income partially offset by a $1.6 million decrease in operating expenses. Other changes, a $652,000 increase in Provision, a $467,000 decline in net interest income and a $1.0 million decrease in income taxes were largely offsetting.

The decrease in non-interest income was primarily due to the $2.6 million OMSR Gain recorded in first six months of 2008, lower servicing fee income attributable to the OMSR Sale and lower closing volumes, year-over-year. The decrease in operating expenses was attributable to lower personnel costs and allocated expenses, the benefit of an improved cost structure associated with the Mortgage Restructuring. Income taxes decreased due to lower income before taxes.

BALANCE SHEET REVIEW

Total assets were essentially flat at $5.2 billion for both June 30, 2008 and December 31, 2007, reflecting a decrease of $18 million. Total liabilities increased $37 million over the same period while stockholders’ equity decreased $55 million. The following discusses changes in the major components of the Consolidated Balance Sheet since December 31, 2007.

Cash and Cash Equivalents

Cash and cash equivalents decreased $37 million from December 31, 2007 to June, 2008, as cash provided by operating activities of $26 million and cash provided by financing activities of $28 million, more than offset a decrease in cash used in investing activities of $17 million.

Securities Available for Sale

Total securities available for sale as of June 30, 2008 were $887 million, an increase of $44 million or 5% from December 31, 2007. At June 30, 2008, the total securities available for sale portfolio comprised 18% of total earning assets, including COLI. Among the factors affecting the decision to purchase or sell securities are the current assessment of economic and financial conditions, including the interest rate environment, regulatory capital levels, the liquidity needs of the Company, and its pledging obligations.

As of June 30, 2008, mortgage and asset backed securities totaled $682 million and represented 77% of total available for sale securities. The distribution of mortgage and asset backed securities included $111 million of GSE mortgage-backed pass through securities, $488 million of GSE collateralized mortgage obligations, $52 million of private issue collateral mortgage obligations, and $31 million of private issue asset backed obligations, all of which are rated Aaa.

The $887 million of total securities available for sale includes gross unrealized gains of $4 million and gross unrealized losses of $15 million. Unrealized gains and unrealized losses is the difference between a security’s fair value and carrying value. The fair value of a security is generally influenced by two factors, market risk and credit risk. Market risk is the exposure of the security to changes in interest rate. There is an inverse relationship to changes in the fair value of the security with changes in interest rates, meaning that when rates increase the value of the security will decrease. Conversely, when rates decline the value of the security will increase. Credit risk arises from the extension of credit to a counter-party, for example a purchase of corporate debt in security form, and the possibility that the counter-party may not meet its contractual obligations. The Company’s policy is to invest in securities with low credit risk, such as U.S. Treasuries, U.S. government agencies (such as the Government National Mortgage Association or “GNMA”), GSEs (such as FHLMC), state and political obligations, and highly-rated private issue mortgage and asset-backed securities. Unlike agency debt, GSE debt is not secured by the full faith and credit of the United States.

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

Loans Held for Sale

At June 30, 2008, mortgage origination fundings awaiting sale were $8 million, compared to $4 million at December 31, 2007. All loans held for sale are recorded at the lower of cost or market value. Residential mortgage loans are originated by the Company’s Mortgage Banking Segment, of which non-conforming adjustable rate, fixed-rate and balloon residential mortgages have historically been retained by the Bank. The conforming adjustable rate, fixed-rate and balloon residential mortgage loans were historically sold in the secondary market to eliminate interest rate risk, as well as to generate gains on the sale of these loans and servicing income. With the aforementioned Mortgage Restructuring, a majority of all mortgage loans are now being sold for a fee net of origination costs. See Significant Transactions, discussed above.

Loans

Loans represent the largest component of AMCORE’s earning asset base. At June 30, 2008, total loans were $3.9 billion, a decrease of $52 million from December 31, 2007, and represented 79% of total earning assets including COLI. The reduction in average loans is attributable to current market environment, where tighter credit pressures are generating pay downs faster than new loans are available. See Note 3 of the Notes to Consolidated Financial Statements.

Total commercial real estate loans, including real estate construction loans, decreased $71 million or 3%. Residential real estate loans decreased $29 million or 6%. Commercial, financial and agricultural loans increased $26 million or 3%. Installment and consumer loans increased $22 million or 7%.

Goodwill

There was no goodwill balance at June 30, 2008, down $6.1 million from December 31, 2007, due to the previously discussed impairment write-off.

Deposits

Total deposits at June 30, 2008 were $4.0 billion, a decrease of $47 million or 1% when compared to December 31, 2007. The decrease was due to a $233 million decrease in bank-issued deposits net of a $186 million increase in wholesale deposits. The decline in bank-issued deposits reflects the Company’s efforts to ensure that its deposit attraction strategies are priced at competitive, but profitable levels. This has led to some attrition in balances, as some customers, notably time deposit customers, moved balances to other institutions. The Bank has also had some decline by customer, primarily commercial and private banking, with balances in excess of FDIC insurance limits. Finally, some commercial clients had seasonal deposit declines. Bank-issued deposits represented 80% of total deposits at June 30, 2008 compared to 85% at December 31, 2007.

Borrowings

Borrowings totaled $846 million at June 30, 2008 and were comprised of $482 million of short-term borrowings and $364 million of long-term borrowings. Comparable amounts at the end of 2007 were $397 million and $369 million, respectively, for combined borrowings of $766 million. Since December 31, 2007, total borrowings have increased by $80 million, comprised of an $85 million increase in short-term borrowings and a $5 million decrease in long-term borrowings. The net increase in borrowings included $101 million in repurchase agreements, $75 million in Federal Reserve Bank Term Auction Facility (“TAF”) borrowings, $24 million in U.S. Treasury tax and loan note accounts and $7 million in draws against senior debt. The increase was partially offset by a $91 million decline in fed funds purchased and a $36 million decrease Federal Home Loan Bank (FHLB) advances. See Notes 5 and 6 of the Notes to Consolidated Financial Statements.

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

Stockholders’ Equity

Total stockholders’ equity at June 30, 2008 was $314 million, a decrease of $55 million from December 31, 2007. The decrease in stockholders’ equity was due to a $53 million decrease in retained earnings and a $3 million decrease in accumulated other comprehensive income, net of other increases in capital of $1 million. The $53 million decrease in retained earnings was due to the $48 million 2008 first half net loss and cash dividends paid of $5 million. In addition to the cash dividend, the Company paid a stock dividend in June 2008 equivalent to $0.135 per share. Beginning equity account balances were restated for the effects of the stock dividend and all share amounts have also been restated for all periods presented. See discussion below under Liquidity and Capital Management.

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

Mortgage loan sales—Historically, the Company sold most of the mortgage loans that it originated to the secondary market, retaining the right to service the loans that are sold. As a result, the loans were removed from the Company’s Consolidated Balance Sheets, an OMSR asset was recorded and gains on the sale of the loans were recognized, pursuant to SFAS No 140. During 2007, the Company sold the majority of its OMSR portfolio. The Company now sells the majority of the mortgage loans that it originates, including the rights to service the loans sold, to a national mortgage services company in a private-label loan processing and servicing support arrangement. See above discussion of Significant Transactions. At both June 30, 2008 and December 31, 2007, the unpaid principal balance of mortgage loans serviced for others was $17 million. These loans are not recorded on the Company’s Consolidated Balance Sheets. As of June 30, 2008 and December 31, 2007, the Company had recorded $131,000 and $139,000, respectively, of OMSRs. There were no impairment valuation allowances for either period. See Note 4 of the Notes to Consolidated Financial Statements.

Derivatives—The Company periodically uses derivative contracts to help manage its exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives used most often are interest rate swaps, and on occasion caps, collars and floors (collectively the “Interest Rate Derivatives”), mortgage loan commitments and forward contracts. As of June 30, 2008 and December 31, 2007, there were no caps, collars or floors outstanding. Interest Rate Derivatives are contracts with a third-party (the “Counter-party”) to exchange interest payment streams based upon an assumed principal amount (the “Notional Principal Amount”). The Notional Principal Amount is not advanced to/from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams and is not recorded on the Consolidated Balance Sheets. AMCORE does not have any derivatives that are held or issued for trading purposes but it does have some derivatives that do not qualify for hedge accounting. AMCORE monitors credit risk exposure to the Counter-parties. All Counter-parties, or their parent company, have investment grade credit ratings and are expected to meet any outstanding interest payment obligations.

The total notional amount of Interest Rate Derivatives outstanding was $47 million and $141 million as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008, Interest Rate Derivatives had a net negative carrying and fair value of $630,000, compared to a net negative carrying and fair value of $1.7 million at December 31, 2007. The total notional amount of forward contracts outstanding for mortgage loans to be sold was $21 million and $23 million as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008, the forward contracts had a net positive carrying and fair value of $286,000 compared to a net negative carrying and fair value of $96,000 at December 31, 2007. For further discussion of derivatives, see Note 7 of the Notes to Consolidated Financial Statements.

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

At June 30, 2008 and December 31, 2007, liabilities in the amount of $126,000 and $111,000, respectively, representing the value of the guarantee obligations associated with certain of the letters of credit, had been recorded in accordance with FIN No. 45. These amounts are expected to be amortized into income over the lives of the commitments. The contractual amount of all letters of credit, including those exempted from the scope of FIN No. 45, was $170 million and $192 million at June 30, 2008 and the end of 2007, respectively. See Note 8 of the Notes to Consolidated Financial Statements.

The net carrying value of mortgage loan commitments recorded as a liability totaled $132,000 and as an asset totaled $43,000 at June 30, 2008 and December 31, 2007, respectively. These amounts represent the fair value of those commitments marked-to-market in accordance with SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities” and in accordance with SAB No. 105. The total notional amount of mortgage loan commitments was $21 million at June 30, 2008 and $18 million at December 31, 2007. See Note 7 of the Notes to Consolidated Financial Statements.

At June 30, 2008 and December 31, 2007, the Company had extended $708 million and $867 million, respectively, in loan commitments other than the mortgage loan commitments and letters of credit described above. This amount represented the notional amount of the commitment. A contingent liability of $4.1 million and $958,000 has been recorded for the Company’s estimate of probable losses on unfunded commitments outstanding at June 30, 2008 and December 31, 2007, respectively.

Equity investments—The Company has a number of non-marketable equity investments that have not been consolidated in its financial statements but rather are recorded in accordance with either the cost or equity method of accounting depending on the percentage of ownership. At both June 30, 2008 and December 31, 2007, these investments included $4 million in CRA related investments. Not included in the carrying amount were commitments to fund an additional $1.5 million, at some future date. The Company also has recorded investments of $4 million, $20 million, and $89,000, respectively, in stock of the Federal Reserve Bank, the FHLB and preferred stock of Federal Agricultural Mortgage Corporation at June 30, 2008. At December 31, 2007, these amounts were $4 million, $20 million, and $97,000, respectively. These investments are recorded at amortized historical cost or fair value, as applicable, with income recorded when dividends are declared.

Other investments, comprised of various affordable housing tax credit projects (AHTCP) and other CRA related investments, totaled approximately $644,000 and $698,000 at June 30, 2008 and December 31, 2007, respectively. Losses are limited to the remaining investment and there are no additional funding commitments on the AHTCPs by the Company. Those investments without guaranteed yields were reported on the equity method, while those with guaranteed yields were reported using the effective yield method. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus additional commitments, if any, and the potential for the recapture of tax credits on AHTCP should it fail to qualify for the entire period required by tax regulations.

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

Fiduciary and agency—The Company’s subsidiaries also hold assets in a fiduciary or agency capacity that are not included in the Consolidated Financial Statements because they are not assets of the Company. Total assets administered by the Company were $2.5 billion at June 30, 2008 and $2.7 billion at December 31, 2007.

Contractual Obligations

In the ordinary course of its business, the Company enters into certain contractual arrangements. These obligations include issuance of debt to fund operations, property leases and derivative transactions. With the predominant portion of its business being banking, the Company routinely enters into and exits various funding relationships including the issuance and extinguishment of long-term debt. See the discussion of Borrowings above, and Note 6 of the Notes to Consolidated Financial Statements. During the second quarter of 2008, the Bank gave notice of its intent to exit one of its limited branch offices, recording a lease termination obligation of $938,000, which is reflected as a contractual obligation under operating leases in the table below. There were no other material changes in the Company’s contractual obligations since the end of 2007. Amounts as of December 31, 2007 are listed in the following table:

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

ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

AMCORE’s credit risk is centered in its loan portfolio, which totaled $3.9 billion, or 79% of earning assets, including COLI on June 30, 2008. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as to reduce the risk of a loss resulting from a customer’s failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration and borrower concentration.

The Company is also exposed to carrier credit risk with respect to its $142 million investment in COLI. AMCORE has managed this risk by utilizing “separate accounts” in which its credit exposure is to a specific investment portfolio rather than the carrier. The underlying investment portfolios (which are managed by parties other than AMCORE) consist of investment grade securities and the investment guidelines typically have a requirement to sell if the securities are downgraded. Separate accounts constitute the majority of AMCORE’s COLI portfolio. In terms of COLI accounts where AMCORE is directly exposed to carrier risk, this risk has been managed by diversifying its holdings among multiple carriers and by periodic internal credit reviews. All carriers have investment grade ratings from the major rating agencies.

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

The determination by management of the appropriate level of the Allowance amounted to $133.4 million at June 30, 2008, compared to $53.1 million at December 31, 2007, an increase of $80.3 million or 151%. Specific loss estimates on individually reviewed impaired loans and loss estimates on loan pools increased $14.5 million and $65.8 million, respectively, at June 30, 2008 compared to December 31, 2007. The increase in the Allowance was taken in light of sustained increases in non-performing loans, increased delinquencies, higher net charge-offs and the rapid deterioration in real estate sales activity in the Midwest that negatively affects the liquidity and capital resources of borrowers and the borrower’s ability to make principal and interest payment when due. The decline in sales activity also leads to eroding property values, which serve as collateral for the repayment of loans.

At June 30, 2008, the Allowance as a percent of total loans and of non-performing loans was 3.44% and 78%, respectively. These compare to the same ratios at December 31, 2007 of 1.35% and 75%. Net charge-offs were $17.0 million in the first six months of 2008, an increase of $9.4 million from $7.6 million in the first six months of 2007. Annualized, this was 0.87% and 0.38% of average loans, respectively. Increases included commercial real estate net charge-offs of $5.9 million, residential real estate net charge-offs of $4.0 million and consumer/installment net charge-offs of $377,000. These were partially offset by a $932,000 decline in commercial and industrial net charge-offs.

Non-performing Assets—Non-performing assets consist of non-accrual loans, loans ninety days past due and still accruing interest, foreclosed real estate and other repossessed assets. Non-performing assets totaled $181.0 million as of June 30, 2008, an increase of $105.9 million, or 141%, from $75.1 million at December 31, 2007. The increase since December 31, 2007 consisted of a $101.0 million increase in non-performing loans driven by a rapid weakening of real estate conditions in the Company’s markets. These market conditions are expected to persist into the third quarter of 2008. Foreclosed assets increased by $4.9 million, as newly foreclosed loans exceeded liquidations of existing foreclosed assets. Total non-performing assets represented 3.49% and 1.45% of total assets at June 30, 2008 and December 31, 2007, respectively.

In addition to the amount of non-performing loans, management is aware that other possible credit problems of borrowers may exist. These include loans that are migrating from grades with lower risk of loss probabilities into grades with higher risk of loss probabilities, as performance and potential repayment issues surface. The Company monitors these loans and adjusts its historical loss rates in its Allowance evaluation accordingly. The most severe of these loans are credits that are classified as substandard assets due to either less than satisfactory performance history, lack of borrower's sound worth or paying capacity, or inadequate collateral. As of June 30, 2008 and December 31, 2007, there were $8.7 million and $5.6 million, respectively, in this risk category that were 60 to 89 days delinquent and $31.8 million and $12.8 million, respectively, that were 30 to 59 days past due.

Concentration of Credit Risks—As previously discussed, AMCORE strives to maintain a diverse loan portfolio in an effort to minimize the effect of credit risk. Summarized below are the characteristics of classifications that exceed 10% of total loans.

Commercial, financial, and agricultural loans were $793 million at June 30 2008, and comprised 20% of gross loans, of which 1.30% were non-performing. Net charge-offs of commercial loans in the first six months of 2008 and 2007 were 0.19% and 0.42%, respectively, of the average balance of the category.

Commercial real estate and construction loans were $2.3 billion at June 30, 2008, comprising 59% of gross loans, of which 6.22% were classified as non-performing. Net charge-offs of construction and commercial real estate loans during the first six months of 2008 and 2007 were 0.86% and 0.34%, respectively, of the average balance of the category.

The above commercial loan categories included $745 million in construction, land development loans and other land loans and $607 million of loans to non-residential building operators, which were 19% and 16% of total loans, respectively. There were no other loan concentrations within these categories that exceeded 10% of total loans.

Residential real estate loans, which include home equity and permanent residential financing, totaled $439 million at June 30, 2008, and represented 11% of gross loans, of which 4.07% were non-performing. Net charge-offs of residential real estate during the first six months of 2008 and 2007 were 1.83% and 0.09%, respectively, of the average balance in this category. The increases in net charge-offs reflects credit conditions in general and the chargedown of one larger credit in first quarter 2008. The Bank does not engage in sub-prime lending.

Installment and consumer loans were $358 million at June 30, 2008, and comprised 9% of gross loans, of which 0.31% were non-performing. Net charge-offs of consumer loans during the first six months of 2008 and 2007 were 1.24% and 1.11%, respectively, of the average balance of the category. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $294 million at June 30, 2008. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of consumer credit.

Contained within the concentrations described above, the Company has $1.5 billion of interest only loans, of which $883 million are included in the construction and commercial real estate loan category, $483 million are included in the commercial, financial, and agricultural loan category, and $155 million are in home equity loans and lines of credit. The Company does not have any negative amortization loans, and does not have significant concentrations of high loan-to-value loans, option adjustable-rate mortgage loans or loans that initially have below market rates that significantly increase after the initial period.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity Management

Overview—Liquidity management is the process by which the Company, through its Asset and Liability Committee (ALCO) and capital markets and treasury function, ensures that adequate liquid funds are available to meet its financial commitments on a timely basis, at a reasonable cost and within acceptable risk tolerances.

Liquidity is derived primarily from bank-issued deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources include brokered CDs, Fed Funds purchased lines, Federal Reserve Bank discount window advances, U.S. Treasury tax and loan note accounts (“TT&L”), TAF borrowings, FHLB advances, repurchase agreements, the sale or securitization of loans, subordinated debentures, balances maintained at correspondent banks and access to other capital market instruments. Bank-issued deposits, which exclude wholesale deposits, are considered by management to be the primary, most stable and most cost-effective source of funding and liquidity. The Bank also has capacity, over time, to place additional brokered CD’s as a source of mid- to long-term funds.

Uses of liquidity include funding credit obligations to borrowers, funding of mortgage originations pending sale, withdrawals by depositors, repayment of debt when due or called, maintaining adequate collateral for public deposits, paying dividends to shareholders, payment of operating expenses, funding capital expenditures and maintaining deposit reserve requirements.

During the first six months of 2008, wholesale funding, which includes borrowings and brokered deposits, increased $266 million. Wholesale funding represented 31% of total assets at June 30, 2008, compared to 26% as of the end of 2007. The Company’s liquidity was considered adequate to meet its short-term and long-term needs as of June 30, 2008.

Investment securities portfolio—Scheduled maturities of the Company’s investment securities portfolio and the prepayment of mortgage and asset backed securities represent a significant source of liquidity. Approximately $23 million, or 3%, of the securities portfolio will contractually mature during the remainder of 2008. This does not include mortgage and asset backed securities since their payment streams may differ from contractual maturities because borrowers may have the right to prepay obligations, typically without penalty. For example, scheduled maturities for 2007, excluding mortgage and asset backed securities, were $13 million, whereas actual proceeds from the portfolio, which included scheduled payments and prepayments of mortgage and asset backed securities, were $196 million.

Loans—Funding of loans is the most significant liquidity need, representing 75% of total assets as of June 30, 2008. Since December 31, 2007, loans decreased $52 million. Loans held for sale, which represents mortgage origination funding awaiting sale, increased $5 million. The scheduled repayments and maturities of loans represent a substantial source of liquidity.

Bank-issued deposits—Bank-issued deposits are the most cost-effective and reliable source of liquidity for the Company. Since December 31, 2007, bank-issued deposits declined $233 million. The decline in bank-issued deposits reflects the Company’s efforts to ensure that its deposit attraction strategies are priced at competitive, but profitable levels. This has led to some attrition in balances, as some customers, notably time deposit customers, moved balances to other institutions. In addition, some commercial clients had seasonal deposit declines. Bank-issued deposits represented 80% of total deposits at June 30, 2008 compared to 85% at December 31, 2007.

Branch expansion—The Bank is slowing the opening of new branches to only those already in the construction pipeline or under contract. Except for loan growth, branch expansion is not expected to require a significant amount of liquidity.

Parent company—In addition to the overall liquidity needs of the Company, the parent company requires adequate liquidity to pay its expenses, repay debt when due and pay stockholder dividends. Liquidity is primarily provided to the parent company through the Bank in the form of dividends. The Bank is limited by regulation in the amount of dividends that it can pay, without prior regulatory approval. In recent years, the Company took steps to transfer excess liquidity to the parent company from the Bank, with dividend payments of $60 million and $55 million, in 2007 and 2006, respectively. For 2008, current Bank earnings may not be paid as dividends without prior regulatory approval.

Other sources of liquidity—As of June 30, 2008, other sources of potentially available liquidity included unused collateral sufficient to support $295 million in Federal Reserve Bank discount window advances, $105 million of unpledged debt investment securities, $39 million of FHLB advances and $223 million in TT&L (both of which can also be used for TAF borrowings). The Company also has capacity, over time, to place sufficient amounts of brokered CDs as a source of mid- to long-term liquidity. Unfunded Fed Funds lines also provide a source of overnight liquidity. The Bank’s indirect auto portfolio, which at June 30, 2008 was $294 million, is a potential source of liquidity through future loans sales or securitizations. Fed Funds lines are uncommitted lines and unpledged debt investment securities may not result in the same dollar amount of liquidity due to overcollateralization requirements.

Other uses of liquidity—At June 30, 2008, other potential uses of liquidity totaled $899 million and included $708 million in commitments to extend credit, $21 million in residential mortgage commitments primarily held for sale, and $170 million in letters of credit. At December 31, 2007, these amounts totaled $1.1 billion.

The Company entered into a stock redemption agreement (Redemption Agreement) on October 16, 1989, as amended June 30, 1993, pursuant to Section 303 of the Internal Revenue Code to pay death taxes and other related expenses of certain stockholders. Such redemptions may be subject to bank regulatory agency approvals or limited by debt covenant restrictions.

Capital Management

Total stockholders’ equity at June 30, 2008 was $314 million, a decrease of $55 million from December 31, 2007. The decrease in stockholders’ equity was due to a $53 million decrease in retained earnings and a $3 million decrease in accumulated other comprehensive income, net of other increases in capital of $1 million. The $53 million decrease in retained earnings was due to the $48 million 2008 year-to-date net loss and cash dividends paid of $5 million. In addition to the cash dividend, the Company paid a stock dividend in June 2008 equivalent to $0.135 per share. Beginning equity account balances were restated for the effects of the stock dividend and all share amounts have also been restated for all periods presented. AMCORE paid $5 million of cash dividends in the first six months of 2008, which represented $0.232 per share, and also paid $9 million or $0.365 per share in the first six months of 2007. The book value per share decreased $2.50 per share to $14.08 at June 30, 2008, down from $16.58 at December 31, 2007.

As part of the Repurchase Program, the Company was authorized to repurchase shares in open market and private transactions in accordance with Exchange Act Rule 10b-18. These repurchases are used in part to replenish the Company’s treasury stock for reissuances related to stock options and other employee benefit plans. Included in the repurchased shares are direct repurchases from participants related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. During the first six months of 2008, the Company purchased 10,500 shares in open-market and private transactions at an average price of $24.35 per share.

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

As the following table indicates, AMCORE’s total risk-based capital, Tier 1 capital and leverage ratio all exceeded the regulatory minimums, as of June 30, 2008. In addition, as of the most recent notification from the Company’s regulators, the Bank is considered “well capitalized” under the regulatory framework.

(Dollars in thousands)	June 30, 2008		December 31, 2007
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$470,424	10.90%	$519,487	11.68%
Total Capital Minimum	345,219	8.00%	355,697	8.00%

Amount in Excess of Regulatory Minimum	$125,205	2.90%	$163,790	3.68%

Tier 1 Capital (to Risk Weighted Assets)	$365,437	8.47%	$415,371	9.34%
Tier 1 Capital Minimum	172,610	4.00%	177,849	4.00%

Amount in Excess of Regulatory Minimum	$192,827	4.47%	$237,522	5.34%

Tier 1 Capital (to Average Assets)	$365,437	7.10%	$415,371	8.00%
Tier 1 Capital Minimum	205,802	4.00%	207,725	4.00%

Amount in Excess of Regulatory Minimum	$159,635	3.10%	$207,646	4.00%

Risk Weighted Assets	$4,315,241		$4,446,219

Average Assets	$5,145,046		$5,193,119

TABLE 1

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	For the Three Months ended June 30,
	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$893,769	$10,490	4.70%	$868,713	$9,598	4.42%
Short-term investments	18,992	102	2.16%	3,584	56	6.27%
Loans held for sale	7,811	116	5.96%	13,477	191	5.68%
Loans:
Commercial	785,912	11,562	5.92%	809,739	16,686	8.27%
Commercial real estate	2,310,215	34,096	5.94%	2,389,201	46,223	7.76%
Residential real estate	455,929	6,755	5.94%	495,046	8,691	7.03%
Consumer	344,787	6,770	7.90%	312,404	5,991	7.69%

Total loans (1) (3)	$3,896,843	$59,183	6.11%	$4,006,390	$77,591	7.77%

Total interest-earning assets	$4,817,415	$69,891	5.83%	$4,892,164	$87,436	7.17%
Allowance for loan losses	(99,197)			(43,069)
Non-interest-earning assets	430,127			416,167

Total assets	$5,148,345			$5,265,262

Liabilities and Stockholders’ Equity:
Interest-bearing demand & savings deposits	$1,781,361	$7,221	1.63%	$1,786,600	$14,708	3.30%
Time deposits	944,914	9,352	3.98%	1,161,978	13,573	4.69%

Total bank issued interest-bearing deposits	$2,726,275	$16,573	2.45%	$2,948,578	$28,281	3.85%
Wholesale deposits	683,246	7,920	4.66%	648,270	8,259	5.11%
Short-term borrowings	480,092	3,814	3.20%	323,911	4,107	5.09%
Long-term borrowings	364,277	4,755	5.22%	389,008	5,452	5.62%

Total interest-bearing liabilities	$4,253,890	$33,062	3.12%	$4,309,767	$46,099	4.29%
Non-interest bearing deposits	492,882			502,813
Other liabilities	55,914			65,784
Realized Stockholders’ Equity	345,498			396,666
Other Comprehensive Loss	161			(9,768)

Total Liabilities & Stockholders’ Equity	$5,148,345			$5,265,262

Net Interest Income (FTE)		$36,829			$41,337

Net Interest Spread (FTE)			2.71%			2.88%

Interest Rate Margin (FTE)			3.07%			3.39%

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35%. FTE adjustments totaled $803,000 in 2008 and $619,000 in 2007.
(2)	The average balances of the securities are based on amortized historical cost.
(3)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $976,000 and $625,000 for 2008 and 2007, respectively.

TABLE 2

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	For the Six Months ended June 30,
	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$884,220	$20,795	4.70%	$883,032	$19,530	4.42%
Short-term investments	12,232	157	2.59%	11,312	322	5.74%
Loans held for sale	8,188	256	6.26%	12,895	341	5.29%
Loans:
Commercial	780,199	24,615	6.34%	806,672	32,989	8.25%
Commercial real estate	2,328,182	72,919	6.30%	2,372,136	91,515	7.78%
Residential real estate	464,737	14,315	6.18%	496,728	17,409	7.04%
Consumer	340,030	13,381	7.91%	309,353	11,679	7.61%

Total loans (1) (3)	$3,913,148	$125,230	6.43%	$3,984,889	$153,592	7.77%

Total interest-earning assets	$4,817,788	$146,438	6.11%	$4,892,128	$173,785	7.15%
Allowance for loan losses	(76,590)			(42,365)
Non-interest-earning assets	420,301			410,757

Total assets	$5,161,499			$5,260,520

Liabilities and Stockholders’ Equity:
Interest-bearing demand & savings deposits	$1,802,796	$18,207	2.03%	$1,785,550	$29,028	3.28%
Time deposits	969,855	20,145	4.18%	1,180,568	27,340	4.67%

Total bank issued interest-bearing deposits	$2,772,651	$38,352	2.78%	$2,966,118	$56,368	3.83%
Wholesale deposits	638,165	15,323	4.83%	697,178	17,761	5.14%
Short-term borrowings	482,900	8,674	3.61%	241,171	5,991	5.01%
Long-term borrowings	365,884	9,830	5.37%	397,922	11,325	5.74%

Total interest-bearing liabilities	$4,259,600	$72,179	3.41%	$4,302,389	$91,445	4.29%
Non-interest bearing deposits	486,226			497,818
Other liabilities	55,305			66,951
Realized Stockholders’ Equity	359,685			403,858
Other Comprehensive Loss	683			(10,496)

Total Liabilities & Stockholders’ Equity	$5,161,499			$5,260,520

Net Interest Income (FTE)		$74,259			$82,340

Net Interest Spread (FTE)			2.70%			2.86%

Interest Rate Margin (FTE)			3.10%			3.38%

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35%. FTE adjustments totaled $1.5 million in 2008 and $1.2 million in 2007.
(2)	The average balances of the securities are based on amortized historical cost.
(3)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $1.6 million and $1.5 million for 2008 and 2007, respectively.

TABLE 3

ANALYSIS OF QUARTER-TO-QUARTER CHANGES IN NET INTEREST INCOME

	For the Three Months Ended June 30, 2008/2007
	Increase/(Decrease) Due to Change in		Total Net
	Average Volume	Average Rate	Increase (Decrease)
	(in thousands)
Interest Income:
Investment securities	$275	$617	$892
Short-term investments	104	(58)	46
Loans held for sale	(84)	9	(75)

Loans:
Commercial	(481)	(4,643)	(5,124)
Commercial real estate	(1,495)	(10,632)	(12,127)
Residential real estate	(654)	(1,282)	(1,936)
Consumer	619	160	779

Total loans	(2,087)	(16,321)	(18,408)

Total Interest-Earning Assets	$(1,328)	$(16,217)	$(17,545)

Interest Expense:
Interest-bearing demand & savings deposits	$(43)	$(7,444)	$(7,487)
Time deposits	(2,339)	(1,882)	(4,221)

Total bank issued interest-bearing deposits	(2,006)	(9,702)	(11,708)
Wholesale deposits	421	(760)	(339)
Short-term borrowings	1,554	(1,847)	(293)
Long-term borrowings	(329)	(368)	(697)

Total Interest-Bearing Liabilities	$(592)	$(12,445)	$(13,037)

Net Interest Income (FTE)	$(736)	$(3,772)	$(4,508)

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

TABLE 4

ANALYSIS OF YEAR-TO-DATE CHANGES IN NET INTEREST INCOME

	For the Six Months Ended June 30, 2008/2007
	Increase/(Decrease) Due to Change in		Total Net
	Average Volume	Average Rate	Increase (Decrease)
	(in thousands)
Interest Income:
Investment securities	$26	$1,239	$1,265
Short-term investments	24	(189)	(165)
Loans held for sale	(140)	55	(85)

Loans:
Commercial	(1,043)	(7,331)	(8,374)
Commercial real estate	(1,649)	(16,947)	(18,596)
Residential real estate	(1,066)	(2,028)	(3,094)
Consumer	1,217	485	1,702

Total loans	(2,688)	(25,674)	(28,362)

Total Interest-Earning Assets	$(2,570)	$(24,777)	$(27,347)

Interest Expense:
Interest-bearing demand & savings deposits	$280	$(11,101)	$(10,821)
Time deposits	(4,521)	(2,674)	(7,195)

Total bank issued interest-bearing deposits	(3,463)	(14,553)	(18,016)
Wholesale deposits	(1,426)	(1,012)	(2,438)
Short-term borrowings	4,720	(2,037)	2,683
Long-term borrowings	(833)	(662)	(1,495)

Total Interest-Bearing Liabilities	$(890)	$(18,376)	$(19,266)

Net Interest Income (FTE)	$(1,680)	$(6,401)	$(8,081)

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

TABLE 5

ASSET QUALITY

The components of non-performing loans and foreclosed assets at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Impaired loans:
Non-accrual loans
Commercial	$13,440	$347
Real estate	148,059	35,446
Other non-performing:
Non-accrual loans (1)	9,411	5,179
Loans 90 days or more past due and still accruing	894	29,826

Total non-performing loans	$171,804	$70,798

Foreclosed assets:
Real estate	8,906	4,108
Other	257	201

Total foreclosed assets	$9,163	$4,309

Total non-performing assets	$180,967	$75,107

(1)	These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

An analysis of the allowance for loan losses for the periods ended June 30, 2008 and 2007 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in thousands)		($ in thousands)
Balance at beginning of period	$96,732	$41,308	$53,140	$40,913
Charge-Offs:
Commercial, financial and agricultural	1,001	1,152	1,726	2,783
Real estate – Commercial	477	3,633	10,470	4,145
Real estate – Residential	1,103	118	4,288	271
Installment and consumer	1,745	1,459	3,370	2,842

	4,326	6,362	19,854	10,041
Recoveries:
Commercial, financial and agricultural	362	994	995	1,120
Real estate – Commercial	54	37	556	133
Real estate – Residential	14	13	51	58
Installment and consumer	557	497	1,276	1,125

	987	1,541	2,878	2,436

Net Charge-Offs	3,339	4,821	16,976	7,605
Provision charged to expense	40,000	4,227	97,229	7,406

Balance at end of period	$133,393	$40,714	$133,393	$40,714

Ratio of net-charge-offs during the period to average loans outstanding during the period (1)	0.34%	0.48%	0.87%	0.38%

(1)	On an annualized basis.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

While AMCORE manages other risks in its normal course of operations, such as credit and liquidity risk, it considers interest-rate risk to be its most significant market risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of AMCORE’s business activities and operations. In addition, since AMCORE does not hold a trading portfolio, it is not exposed to significant market risk from trading activities. There were no material changes in AMCORE’s primary market risk exposures from those reported in the 2007 Annual Report of the Company on Form 10-K. Based upon current expectations, no material changes are anticipated in the future in the types of market risks facing AMCORE.

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

The following table summarizes the affect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 100 basis points and no change in the slope of the yield curve:

Change In Interest Rates	As of June 30, 2008	As of December 31, 2007
+100	-1.4%	+1.8%
-100	-1.5%	-5.5%

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

Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter ending as of this report date to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table presents information relating to all Company repurchases of common stock during the second quarter of 2008:

Issuer Purchases of Equity Securities
Period	(a) Total # of Shares Purchased	(b) Average Price Paid per Share	(c) Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum # (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – May 3, 2008 (expiration of 2007 plan)	6,984	$24.32	—	—
May 4 – 31, 2008	—	—	—	—
June 1 – 30, 2008	—	—	—	—

Total during quarter	6,984	$24.32	—	—

The Company’s Board of Directors authorized a share repurchase program on May 3, 2007. The repurchase program allowed the repurchase of up to two million shares for a 12-month period expiring on May 3, 2008. Repurchases can be executed through open market or privately negotiated purchases. The Company may periodically repurchase shares in open-market transactions in accordance with Exchange Act Rule 10b-18 through a limited group of brokers to replenish the Company’s treasury stock for re-issuances related to stock option exercises and other employee benefit plans. Included in the repurchased shares above are direct repurchases from participants, at their discounted price, related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. There were no shares tendered in the second quarter to effect stock option exercise transactions in the numbers above.

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a)	The AMCORE Financial, Inc. 2008 Annual Meeting of Stockholders was held on May 6, 2008.

(c)	Matters voted upon at the Annual Meeting of Stockholders:

(1)	Proxies were solicited by AMCORE Financial, Inc. management for the purpose of electing three Class I directors. The following individuals were elected as directors:

	Name	Votes For	Votes Withheld	Term Expiration
I	John A. Halbrook	16,683,222	977,755	2011
I	Frederick D. Hay	16,788,599	872,378	2011
I	Steven S. Rogers	16,771,518	889,458	2011

(2)	Proxies were solicited with respect to a stockholder proposal to declassify the Board of Directors. The resolution proposed that the stockholders of AMCORE Financial, Inc. request its Board of Directors to take the steps necessary to eliminate classification of terms of its Board of Directors and to require that all Directors stand for election annually. The resolution was approved via 11,156,471 votes for, 904,672 votes against and 2,037,957 votes abstaining.

ITEM 6.	Exhibits

3	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE's definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE's definitive 1990 Proxy Statement dated March 21, 1990).

3.1	By-laws of AMCORE Financial, Inc., as amended February 11, 2004 (Incorporated by reference to Exhibit 3.2 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.1	Transitional Compensation Agreement dated May 6, 2008, between AMCORE Financial, Inc., and Judith C. Sutfin.

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCORE Financial, Inc.
Date: August 11, 2008

	By:	/s/ Judith Carré Sutfin
Judith Carré Sutfin
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

3	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE's definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE's definitive 1990 Proxy Statement dated March 21, 1990).

3.1	By-laws of AMCORE Financial, Inc., as amended February 11, 2004. (Incorporated by reference to Exhibit 3.2 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.1	Transitional Compensation Agreement dated May 6, 2008, between AMCORE Financial, Inc., and Judith C. Sutfin.

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.