Form 10-Q
period 2008-09-30
AMCORE FINANCIAL INC
filed 2008-11-07
CIK 714756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 1, 2008, 22,651,000 shares of common stock were outstanding.

AMCORE Financial, Inc.

Form 10–Q Table of Contents

PART 1.

ITEM 1.	FINANCIAL STATEMENTS

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

			September 30, 2008 (Unaudited)	December 31, 2007
			( in thousands, except share data)
ASSETS
Cash and cash equivalents			$130,918	$132,156
Interest earning deposits in banks and fed funds sold			14,940	12,882
Loans held for sale			3,950	3,636
Securities available for sale, at fair value			827,757	842,796
Gross loans			3,806,767	3,932,684
Allowance for loan losses			(134,833)	(53,140)

Net loans			$3,671,934	$3,879,544
Company owned life insurance			143,601	140,022
Premises and equipment, net			90,437	94,121
Goodwill			—	6,148
Foreclosed real estate, net			10,224	4,108
Other assets			119,506	77,365

Total Assets			$5,013,267	$5,192,778

LIABILITIES
Deposits:
Non-interest bearing deposits			$462,129	$508,389
Interest bearing deposits			1,298,238	1,867,633
Time deposits			1,102,954	1,029,418

Total bank issued deposits			$2,863,321	$3,405,440
Wholesale deposits			949,981	597,816

Total deposits			$3,813,302	$4,003,256
Short-term borrowings			545,551	397,088
Long-term borrowings			316,809	368,858
Other liabilities			49,073	55,009

Total Liabilities			$4,724,735	$4,824,211

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued			$—	$—
Common stock, $0.22 par value; authorized 45,000,000 shares;

	September 30, 2008	December 31, 2007
Issued	30,047,833	30,001,115
Outstanding	22,655,113	22,599,741	6,677	6,666
Treasury stock	7,392,720	7,401,374	(172,221)	(172,390)
Additional paid-in capital			69,308	67,832
Retained earnings			397,804	469,775
Accumulated other comprehensive loss			(13,036)	(3,316)

Total Stockholders’ Equity			$288,532	$368,567

Total Liabilities and Stockholders’ Equity			$5,013,267	$5,192,778

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except share data)
INTEREST INCOME
Interest and fees on loans	$56,330	$78,083	$181,308	$231,408
Interest on securities:
Taxable	8,296	8,318	25,398	25,107
Tax-exempt	1,277	972	3,686	2,754

Total Income on Securities	$9,573	$9,290	$29,084	$27,861

Interest on federal funds sold and other short-term investments	416	25	521	252
Interest and fees on loans held for sale	78	139	334	480
Interest on deposits in banks	55	55	94	150

Total Interest Income	$66,452	$87,592	$211,341	$260,151

INTEREST EXPENSE
Interest on deposits	$25,499	37,484	$79,209	$111,613
Interest on short-term borrowings	4,175	3,775	12,849	9,766
Interest on long-term borrowings	4,516	5,962	14,346	17,287

Total Interest Expense	$34,190	$47,221	$106,404	$138,666

Net Interest Income	32,262	40,371	104,937	121,485
Provision for loan losses	48,000	15,281	145,229	22,687

Net Interest (Loss) Income After Provision for Loan Losses	$(15,738)	$25,090	$(40,292)	$98,798

NON-INTEREST INCOME
Investment management and trust income	$3,907	$4,519	$12,608	$12,270
Service charges on deposits	9,152	7,852	25,166	21,617
Mortgage banking income	203	230	543	1,591
Company owned life insurance income	1,227	1,747	3,569	3,948
Brokerage commission income	963	1,107	3,534	3,161
Bankcard fee income	2,241	1,995	6,532	5,802
Net security (losses) gains	—	(5,574)	1,010	(5,574)
Other	2,552	2,149	4,715	10,038

Total Non-Interest Income	$20,245	$14,025	$57,677	$52,853
OPERATING EXPENSES
Compensation expense	$17,296	$18,093	$54,314	$57,903
Employee benefits	4,032	4,095	13,427	14,743
Net occupancy expense	4,133	3,522	12,326	10,714
Equipment expense	2,336	2,645	7,454	7,621
Data processing expense	715	843	2,229	2,485
Professional fees	1,981	2,503	6,483	6,336
Communication expense	1,318	1,385	3,878	3,978
Advertising and business development	796	794	2,120	2,766
Goodwill impairment	—	—	6,148	—
Loan processing and collection expense	1,262	1,025	4,827	2,697
Insurance expense	1,255	398	3,234	1,207
Other	3,240	3,757	15,105	14,140

Total Operating Expenses	$38,364	$39,060	$131,545	$124,590

(Loss) Income before income taxes	$(33,857)	$55	$(114,160)	$27,061
Income tax (benefit) expense	(15,870)	(1,834)	(48,480)	6,350

Net (Loss) Income	$(17,987)	$1,889	$(65,680)	$20,711

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(0.79)	$0.08	$(2.90)	$0.87
Diluted	(0.79)	0.08	(2.90)	0.87
DIVIDENDS PER COMMON SHARE	$0.049	$0.180	$0.278	$0.540

AVERAGE COMMON SHARES OUTSTANDING
Basic	22,647	23,300	22,621	23,789
Diluted	22,647	23,316	22,621	23,805

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except share data)
Balance at December 31, 2006, as previously reported	$6,660	$(136,413)	$76,452	$464,316	$(10,969)	$400,046
Adjustment for stock dividend (Note 1)	—	15,554	(9,601)	(5,953)	—	—

Balance at December 31, 2006, restated	$6,660	$(120,859)	$66,851	$458,363	$(10,969)	$400,046

Comprehensive Income (Loss):
Net Income	—	—	—	20,711	—	20,711
Net unrealized holding gains on securities available for sale arising during the period	—	—	—	—	5,813	5,813
Less reclassification adjustment for net security losses included in net income	—	—	—	—	5,574	5,574
Pension transition obligation amortization	—	—	—	—	42	42
Income tax effect related to items of other comprehensive income	—	—	—	—	(4,332)	(4,332)

Comprehensive Income	—	—	—	20,711	7,097	27,808
Cash dividends on common stock—$0.540 per share	—	—	—	(12,773)	—	(12,773)
Purchase of 1,584,868 shares for the treasury	—	(46,887)	—	—	—	(46,887)
Deferred compensation and other	—	—	214	—	—	214
Stock-based compensation	—	—	1,355	—	—	1,355
Reissuance of 250,284 treasury shares for incentive plans	—	7,962	(1,585)	—	—	6,377
Issuance of 21,993 common shares for Employee Stock Plan	5	—	528	—	—	533

Balance at September 30, 2007, restated	$6,665	$(159,784)	$67,363	$466,301	$(3,872)	$376,673

Balance at December 31, 2007, restated	$6,666	$(172,390)	$67,832	$469,775	$(3,316)	$368,567

Comprehensive Income (Loss):
Net Loss	—	—	—	(65,680)	—	(65,680)
Net unrealized holding losses on securities available for sale arising during the period	—	—	—	—	(15,021)	(15,021)
Less reclassification adjustment for net security gains included in net income	—	—	—	—	(1,010)	(1,010)
Pension transition obligation amortization	—	—	—	—	42	42
Income tax effect related to items of other comprehensive income	—	—	—	—	6,269	6,269

Comprehensive Loss	—	—	—	(65,680)	(9,720)	(75,400)
Cash dividends on common stock—$0.278 per share	—	—	—	(6,291)	—	(6,291)
Purchase of 11,362 shares for the treasury	—	(276)	—	—	—	(276)
Deferred compensation and other	—	—	53	—	—	53
Stock-based compensation	—	—	1,656	—	—	1,656
Reissuance of 20,015 treasury shares for incentive plans, net of cancellations	—	445	(561)	—	—	(116)
Issuance of 46,718 common shares for Employee Stock Plan	11	—	328	—	—	339

Balance at September 30, 2008	$6,677	$(172,221)	$69,308	$397,804	$(13,036)	$288,532

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Cash Flows From Operating Activities
Net (loss) income	$(65,680)	$20,711
Adjustments to reconcile net (loss) income from operations to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	6,769	6,084
Goodwill impairment	6,148	—
Amortization and accretion of securities, net	(319)	513
Stock-based compensation expense	1,737	1,526
Tax benefit on exercise of stock options	—	762
Excess tax benefits from stock-based compensation	—	(731)
Provision for loan losses	145,229	22,687
Company owned life insurance income, net of claims	(3,569)	(3,948)
Net securities (gains ) losses	(1,010)	5,574
Net gains on sale of loans	—	(242)
Net gain on sale of Other Mortgage Servicing Rights (OMSRs)	—	(2,543)
Net gains on sale of mortgage loans held for sale	(493)	(820)
Originations of mortgage loans held for sale	(172,532)	(192,794)
Proceeds from sales of mortgage loans held for sale	172,711	198,679
Deferred income tax benefit	(35,891)	(10,632)
Decrease (increase) in other assets	8,567	(985)
Decrease in other liabilities	(5,413)	(11,764)

Net cash provided by operating activities	$56,254	$32,077

Cash Flows From Investing Activities
Proceeds from maturities of securities available for sale	$260,288	$149,827
Proceeds from sales of securities available for sale	695	519
Purchase of securities available for sale	(260,983)	(114,704)
Net decrease in federal funds sold and other short-term investments	10,500	—
Net (increase) decrease in interest earning deposits in banks	(12,558)	108
Net increase in loans	(10,211)	(17,299)
Proceeds from the sale of loans	57,558	212
Net proceeds from sale of OMSRs	—	17,529
Premises and equipment expenditures, net	(6,973)	(6,319)
Proceeds from the sale of foreclosed real estate	4,189	855

Net cash provided by investing activities	$42,505	$30,728

Cash Flows From Financing Activities
Net (decrease) increase in non-interest bearing demand deposits	$(46,260)	$4,347
Net (decrease) increase in interest-bearing demand deposits	(569,395)	39,419
Net increase (decrease) in time deposits	73,536	(95,574)
Net increase (decrease) in wholesale deposits	352,165	(163,318)
Net increase in short-term borrowings	36,310	47,055
Proceeds from long-term borrowings	60,000	211,547
Payment of long-term borrowings	(9)	(41,238)
Dividends paid	(6,291)	(12,773)
Issuance of common shares for employee stock plan	339	533
(Cancellation) reissuance of treasury shares for incentive plans	(116)	5,615
Excess tax benefits from stock-based compensation	—	731
Purchase of shares for treasury	(276)	(46,887)

Net cash used in financing activities	$(99,997)	$(50,543)

Net change in cash and cash equivalents	$(1,238)	$12,262
Cash and cash equivalents:
Beginning of period	132,156	146,060

End of period	$130,918	$158,322

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$77,662	$114,207
Interest paid on borrowings	26,535	25,972
Income tax payments, net of refunds	266	16,715
Non-Cash Investing and Financing
Foreclosed real estate—acquired in settlement of loans	10,655	4,890
Transfer current portion of long-term borrowings to short-term borrowings	112,153	144,020
Capitalized interest	74	84

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

Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the 2007 Form 10–K. Share data for all periods presented has been restated to reflect a $0.135 per share stock dividend issued in both June and September 2008.

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

NOTE 2 – SECURITIES

A summary of information for investment securities, categorized by security type, at September 30, 2008 and December 31, 2007 follows. Fair values are based on quoted market prices or are based on quoted prices for similar financial instruments. See Note 13 for additional information.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2008
Securities Available for Sale:
U.S. Government sponsored enterprises (GSEs) (1)	$65,559	$268	$(285)	$65,542
Mortgage-backed securities (2)	531,213	2,706	(4,162)	529,757
State and political subdivisions	137,704	774	(2,761)	135,717
Corporate obligations and other (3)	114,585	36	(17,880)	96,741

Total Securities Available for Sale	$849,061	$3,784	$(25,088)	$827,757

December 31, 2007
Securities Available for Sale:
U.S. Government sponsored enterprises (GSEs) (1)	$67,055	$86	$(374)	$66,767
Mortgage-backed securities (2)	538,330	1,028	(5,015)	534,343
State and political subdivisions	118,903	869	(452)	119,320
Corporate obligations and other (3)	123,781	155	(1,570)	122,366

Total Securities Available for Sale	$848,069	$2,138	$(7,411)	$842,796

A summary of unrealized loss information for investment securities, categorized by security type, was as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses (4) (6)	Fair Value	Unrealized Losses (5) (6)	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2008
Securities Available for Sale:
U.S. Government sponsored enterprises (GSEs)	$23,440	$(197)	$4,653	$(88)	$28,093	$(285)
Mortgage-backed securities	187,131	(3,221)	54,440	(941)	241,571	(4,162)
State and political subdivisions	61,204	(2,472)	3,188	(289)	64,392	(2,761)
Corporate obligations and other	57,595	(16,627)	1,532	(1,253)	59,127	(17,880)

Total Fair Value and Unrealized Losses on Securities Available for Sale	$329,370	$(22,517)	$63,813	$(2,571)	$393,183	$(25,088)

December 31, 2007
Securities Available for Sale:
U.S. Government sponsored enterprises (GSEs)	$21,448	$(40)	$29,966	$(334)	$51,414	$(374)
Mortgage-backed securities	107,229	(656)	241,996	(4,359)	349,225	(5,015)
State and political subdivisions	19,342	(255)	21,861	(197)	41,203	(452)
Corporate obligations and other	71,208	(1,570)	1,178	—	72,386	(1,570)

Total Fair Value and Unrealized Losses on Securities Available for Sale	$219,227	$(2,521)	$295,001	$(4,890)	$514,228	$(7,411)

(1)	Includes the following U.S. Government sponsored enterprises issuances: $19 million of Small Business Association at September 30, 2008 and none at December 31, 2007.
(2)	Includes the following U.S. Government agency issuances: $31 million of Government National Mortgage Association and $4 million of United States Department of Veterans Affairs at September 30, 2008, and $17 million and $4 million, respectively, at December 31, 2007.
(3)	Includes investments of $4 million and $20 million, respectively, in stock of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB) at both September 30, 2008 and December 31, 2007. These investments are recorded at historical cost with income recorded when dividends are declared. A portion of the FRB and FHLB investments are restricted as to sale because they are held to satisfy membership requirements.
(4)	The Company has the ability to hold, and has no intent to dispose of, the related securities until maturity or upon fair value exceeding cost, as of September 30, 2008. The total $23 million of unrealized losses less than 12 months is related to 191 securities. Included in the $23 million of unrealized losses is $2 million related to three “Aaa” rated private issue mortgage related collateral mortgage obligations and $14 million related to six “Aaa” rated private issue asset backed obligations. These bonds have sufficient credit enhancement and the Company expects full recovery of principal.

None of the remaining unrealized losses were individually significant to the total, the largest being $501,000, and the unrealized losses were caused by market interest rate increases since the security was originally acquired, rather than due to credit or other causes. Of the remaining total, $197,000 related to six “Aaa” rated GSEs; $3 million related to 49 mortgage-backed securities issued by GSEs with a quality rating of “Aaa”; $2 million related to 116 municipal obligation bonds with quality ratings from “A3” to “Aaa”; $378,000 related to five “Aaa” rated private issue mortgage related collateral mortgage obligations; $30,000 related to four “Aaa” rated private issue asset backed obligations; and $41,000 related to two small equity investments.

(5)	The Company has the ability to hold, and has no intent to dispose of, the related securities until maturity or upon fair value exceeding cost, as of September 30, 2008. The total $3 million of unrealized losses 12 months or longer is related to 28 securities. Included in the $3 million of unrealized losses is $1 million relating to one “Aaa” rated private issue asset backed obligation. This bond has sufficient credit enhancement and the Company expects full recovery of principal. None of the remaining unrealized losses were individually significant to the total, the largest being $152,000, and the unrealized losses were caused by market interest rate increases since the security was originally acquired, rather than due to credit or other causes. Of the remaining total, $88,000 related to one “Aaa” rated GSE; $1 million related to 19 mortgage-backed securities issued by GSEs with a quality rating of “Aaa”; and $289,000 related to seven municipal obligation bonds with quality ratings from “A3” to “Aa2”.

(6)	The Emergency Economic Stabilization Act (ESA) signed into law on October 3, 2008 was a significant change in circumstances that occurred after the reporting date. One feature of the ESA grants the Secretary of the Treasury the authority to purchase certain debt obligations from participating financial institutions. The Company has not fully considered the potential affects of or its participation in this feature of the ESA. Consequently, as of September 30, 2008, the ESA was not considered by the Company in assessing its intent to hold potentially affected securities until maturity or upon fair value exceeding cost.

A summary of realized gain and loss information follows:

	Realized Gains	Realized Losses	Net Gains/ (Losses)
	(in thousands)
For the three months ended:
September 30, 2008	$—	$—	$—
September 30, 2007	—	(5,574)	(5,574)
For the nine months ended:
September 30, 2008	$1,010	$—	$1,010
September 30, 2007	—	(5,574)	(5,574)

The $1 million security gain for the period ended September 30, 2008 related to the partial redemption distribution received as a member company in connection with the initial public offering (IPO) of VISA, Inc.

At September 30, 2008 and December 31, 2007, securities with a fair value of approximately $600 million and $621 million, respectively, were pledged to secure public deposits, securities under agreements to repurchase, derivative credit exposure and for other purposes required by law.

The above schedules include amortized cost and fair value of $25 million in equity investments at both September 30, 2008 and December 31, 2007. These are included in the “corporate obligations and other” classification above.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at September 30, 2008 and December 31, 2007 was as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Commercial, financial and agricultural	$765,129	$767,312
Real estate-commercial	1,965,194	1,901,453
Real estate-construction	273,627	459,727
Real estate-residential	438,447	468,420
Installment and consumer	364,370	335,772

Gross loans	$3,806,767	$3,932,684
Allowance for loan losses	(134,833)	(53,140)

Net Loans	$3,671,934	$3,879,544

An analysis of the allowance for loan losses for the periods ended September 30, 2008 and September 30, 2007 is presented below:

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Balance at beginning of year	$53,140	$40,913
Provision charged to expense	145,229	22,687
Loans charged off	(48,138)	(15,361)
Recoveries on loans previously charged off	4,405	3,261
Reduction due to sale of loans	(19,803)	—

Balance at end of period	$134,833	$51,500

Commercial, financial, and agricultural loans were $765 million at September 30, 2008, and comprised 20% of gross loans, of which 2.45% were non-performing. Net charge-offs of commercial loans in the first nine months of 2008 and 2007 were 0.83% and 0.73%, respectively, of the average balance of the category.

Commercial real estate and construction loans combined were $2.2 billion at September 30, 2008, comprising 59% of gross loans, of which 6.56% were classified as non-performing. Net charge-offs of construction and commercial real estate loans during the first nine months of 2008 and 2007 were 1.71% and 0.25%, respectively, of the average balance of the category.

The above commercial loan categories at September 30, 2008 included $683 million in construction, land development loans and other land loans and $613 million of loans to non-residential building operators, which were 18% and 16% of total loans, respectively. There were no other loan concentrations within these categories that exceeded 10% of total loans.

Residential real estate loans, which include home equity and permanent residential financing, totaled $438 million at September 30, 2008, and represented 12% of gross loans, of which 5.61% were non-performing. Net charge-offs of residential real estate during the first nine months of 2008 and 2007 were 1.74% and 0.08% respectively, of the average balance in this category. The increases in net charge offs reflect credit conditions in general and the chargedown of two larger credits. The bank does not engage in sub-prime lending

Installment and consumer loans were $364 million at September 30, 2008, and comprised 10% of gross loans, of which 0.33% were non-performing. Net charge-offs of consumer loans during the first nine months of 2008 and 2007 were 1.40% and 1.29%, respectively, of the average balance of the category. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $303 million at September 30, 2008. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of consumer credit.

Contained within the concentrations described above, the Company has $1.5 billion of interest only loans, of which $870 million are included in the construction and commercial real estate loan category, $458 million are included in the commercial, financial, and agricultural loan category, and $165 million are in home equity loans and lines of credit. The Company does not have any negative amortization loans, and does not have significant concentrations of high loan-to-value loans, option adjustable-rate mortgage loans or loans that initially have below market rates that significantly increase after the initial period.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill by segment is as follows (in thousands):

	September 30, 2008	December 31, 2007
Retail Banking	$—	$3,572
Commercial Banking	—	2,381
Investment Management and Trust	—	195

Total Goodwill	$—	$6,148

During second quarter 2008, the Company completely wrote-off its goodwill balance following a considerable and protracted period when the Company’s stock traded at a significant discount compared to its book value, as well as due to the decline in the operations of the Company.

NOTE 5 – SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(in thousands)
Securities sold under agreements to repurchase – Wholesale	$140,000	$74,437
Securities sold under agreements to repurchase—Customer	128,982	55,578
Federal Home Loan Bank borrowings	175,413	144,086
Federal funds purchased	200	108,775
U.S. Treasury tax and loan note accounts	45,891	12,000
Commercial paper and other short-term borrowings	65	2,212
Federal Reserve Bank Term Auction Facility	55,000	—

Total Short-Term Borrowings	$545,551	$397,088

NOTE 6 – LONG-TERM BORROWINGS

Long-term borrowings consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(in thousands)
Federal Home Loan Bank borrowings	$194,114	$256,110
Trust Preferred borrowings	51,547	51,547
Subordinated Debentures	50,000	50,000
Senior Debt	20,000	10,000
Capitalized lease obligations	1,148	1,201

Total Long-Term Borrowings	$316,809	$368,858

The Company periodically borrows from the Federal Home Loan Bank (FHLB), collateralized by mortgage-backed securities and eligible one-to-four family and multi-family real estate loans. The average stated maturity of these borrowings at September 30, 2008 is 3.1 years, with a weighted average borrowing rate of 4.29%. Mortgage-related assets with a carrying value of $476 million were held as collateral for FHLB borrowings at September 30, 2008.

During 2007, the Company entered into a $20 million senior debt facility agreement. The Company has drawn $20 million against this facility. Interest is charged based on one month LIBOR plus a spread that varies based on certain performance factors, the sum of which was 3.44% at September 30, 2008. The credit facility originally matured on July 31, 2010, and subsequent to the end of the third quarter 2008, the Company shortened the maturity to July 31, 2009.

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

The Company’s bank subsidiary (the “Bank”) has two fixed/floating rate junior subordinate debentures of $35 million and $15 million for a total of $50 million. The average stated maturity of these debentures at September 30, 2008 is 13.1 years, with a weighted average interest rate of 6.93%. The initial interest rate is fixed and the earliest call date is September 15, 2016. After the first call date, successive payments, if any, due thereafter bear a weighted average interest rate equal to three-month LIBOR plus 1.66%. The debt qualifies as Tier 2 Capital for regulatory capital purposes.

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

The Company reclassifies long-term borrowings to short-term borrowings when the remaining maturity becomes less than one year. Scheduled reductions of long-term borrowings are as follows:

Total at September 30, 2008
(in thousands)
2009	$17,138
2010	70,491
2011	25,085
2012	92
2013	101,623
Thereafter.	102,380

Total Long-Term Borrowings	$316,809

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

The following derivative related activity is included in other non-interest income in the Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Changes in Value:
Derivatives not qualifying for Hedge accounting	$(186)	$(511)	$(715)	$(81)
Ineffective portion of fair value Hedges	(25)	15	(32)	34
Mortgage loan derivatives	(138)	(95)	69	(56)

Total	$(349)	$(591)	$(678)	$(103)

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

During first quarter 2008, the Company received a partial redemption distribution in connection with the IPO of VISA for which a $1.0 million net security gain was recorded. The gain included a partial reversal of litigation and guaranty losses described above to the extent they related to the Company’s share of IPO proceeds retained in escrow by VISA to fund the losses. The remaining contingent liability, as of September 30, 2008, is $338,000.

Subsequent to the end of the third quarter 2008, VISA, Inc. reached a settlement in certain litigation with Discover Financial Services (“Discover”). The amount of the settlement with Discover exceeded the amount retained in escrow by VISA, Inc. from the proceeds of its initial public offering. VISA, Inc. has expressed its intention to issue escrowed stock during the fourth quarter of 2008 to cover the additional reserve requirement. The Company has determined that its share of the additional reserve requirements to settle the litigation with Discover is not material with respect to its consolidated financial statements as of and for the three and nine months ended September 30, 2008.

Guarantees:

The Bank, as a provider of financial services, routinely enters into commitments to extend credit to its customers, including a variety of letters of credit. Letters of credit are a conditional but generally irrevocable form of guarantee on the part of the Bank to make payments to a third party obligee, upon the default of payment or performance by the Bank customer or upon consummation of the underlying transaction as intended. Letters of credit are typically issued for a period of one year to five years, but can be extended depending on the Bank customer’s needs. As of September 30, 2008, the maximum remaining term for any outstanding letter of credit expires on March 31, 2013.

A fee is normally charged to compensate the Bank for the value of the letter of credit that is issued at the request of the Bank customer. The fees are deferred and recognized as income over the term of the guarantee. As of September 30, 2008, the carrying value of these deferrals was a deferred credit of $391,000. This amount included a $102,000 guarantee liability for letters of credit recorded in accordance with Financial Interpretation (FIN) No. 45. The remaining $289,000 represented deferred fees charged for letters of credit exempted from the scope of FIN No. 45.

At September 30, 2008, the contractual amount of all letters of credit, including those exempted from FIN No. 45, was $125.9 million. These represent the maximum potential amount of future payments that the Company would be obligated to pay under the guarantees.

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

In addition to the guarantee liability and deferred fees described above, the Company has recorded a contingent liability for estimated probable losses on unfunded loan commitments and letters of credit outstanding. This liability was $4.3 million as of September 30, 2008 and $958,000 as of December 31, 2007, which was recorded in other expense in the Consolidated Statements of Income.

As noted above, as of September 30, 2008, pursuant to FIN No. 45, the Company has an accrued liability of $338,000, representing the estimated fair value of its proportionate share of certain indemnification obligations against VISA.

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

On May 15, 2008, the Bank entered into a written agreement (the “Agreement”) with the OCC. The Agreement describes commitments made by the Bank to address and strengthen banking practices relating to asset quality and the overall administration of the credit function at the Bank. The Bank has implemented enhancements to its credit processes to address the matters identified by the OCC and expects to comply with all the requirements specified in the Agreement. In the meantime, the Agreement results in the Bank’s ineligibility for certain actions and expedited approvals without the prior written consent and approval of the OCC. These actions include, among other things, the appointment of directors and senior executives, making or agreeing to make certain payments to executives or directors, business combinations and branching.

NOTE 9 – EARNINGS PER SHARE

Earnings per share (EPS) calculations for the three-month and nine-month periods ending September 30, 2008 and 2007 are presented in the following table. Share data for all periods presented has been restated to reflect $0.135 per share stock dividends issued in both June and September 2008.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Numerator
Net Income from continuing operations	$(17,987)	$1,889	$(65,680)	$20,711
Denominator (restated)
Average number of shares outstanding – basic	22,647	23,300	22,621	23,789
Plus: Contingently issuable shares	—	16	—	16

Average number of shares outstanding – diluted	22,647	23,316	22,621	23,805

(Loss) Earnings per share
Basic	(0.79)	0.08	(2.90)	0.87
Diluted	(0.79)	0.08	(2.90)	0.87

As prescribed by SFAS No. 128, “Earnings Per Share”, basic EPS is computed by dividing income available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding.

The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued and to include shares contingently issuable pursuant to employee incentive plans. Securities (e.g. options) that do not have a current right to participate fully in earnings but that may do so in the future by virtue of their option rights are potentially dilutive shares. The dilutive shares are calculated based on the treasury stock method meaning that, for the purposes of this calculation, all outstanding options are assumed to have been exercised during the period and the resulting proceeds used to repurchase Company stock at the average market price during the period. The assumed proceeds shall also include the amount of compensation cost attributed to future services and not yet recognized. In computing diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included. Exercise of options is not assumed if the result would be antidilutive. For the nine months ended September 30, 2008 and 2007, options to purchase 2.4 million shares and 1.0 million shares respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

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

Total Segment results differ from consolidated results primarily due to inter-segment eliminations, certain corporate administration costs, and items not otherwise allocated in the management accounting process and treasury and investment activities such as the offset to the funds transfer adjustments made to the Segments, interest income on the securities investment portfolio, gains and losses on the sale of securities, COLI, CRA-related fund investment income and derivative gains and losses. The affect of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and is included in the “Other” column. Goodwill write-off totaling $6.1 million is included in the other non-interest expense line of the segment financials, and is further discussed in Note 4 of the Notes to Consolidated Financial Statements.

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

	Operating Segments
	Commercial Banking	Retail Banking	Investment Management and Trust	Mortgage Banking	Other	Consolidated
	(dollars in thousands)
For the three months ended September 30, 2008
Net interest income (expense)	$22,437	$14,547	$46	$658	$(5,426)	$32,262
Non-interest income	2,420	10,260	4,763	57	2,745	20,245

Total revenue	24,857	24,807	4,809	715	(2,681)	52,507
Provision for loan losses	43,678	4,095	—	227	—	48,000
Depreciation and amortization	440	950	26	79	956	2,451
Other non-interest expense	11,757	15,590	3,951	570	4,045	35,913

(Loss) Income before income taxes	(31,018)	4,172	832	(161)	(7,682)	(33,857)
Income tax (benefit) expense	(12,098)	1,626	257	(62)	(5,593)	(15,870)

Net (Loss) Income	$(18,920)	$2,546	$575	$(99)	$(2,089)	$(17,987)

Segment (loss) profit percentage	-119%	16%	4%	-1%	N/A	-100%

For the three months ended September 30, 2007
Net interest income (expense)	$29,461	$14,849	$118	$791	$(4,848)	$40,371
Non-interest income	1,953	9,035	5,777	348	(3,088)	14,025

Total revenue	31,414	23,884	5,895	1,139	(7,936)	54,396
Provision for loan losses	13,707	1,536	—	38	—	15,281
Depreciation and amortization	285	885	16	68	770	2,024
Other non-interest expense	14,050	13,836	3,967	1,011	4,172	37,036

Income (loss) before income taxes	3,372	7,627	1,912	22	(12,878)	55
Income tax expense (benefit)	1,315	2,974	711	9	(6,843)	(1,834)

Net Income (Loss)	$2,057	$4,653	$1,201	$13	$(6,035)	$1,889

Segment profit (loss) percentage	26%	59%	15%	0%	N/A	100%

	Operating Segments
	Commercial Banking	Retail Banking	Investment Management and Trust	Mortgage Banking	Other	Consolidated
	(dollars in thousands)
For the nine months ended September 30, 2008
Net interest income (expense)	$70,931	$44,133	$166	$2,156	$(12,449)	$104,937
Non-interest income	6,377	29,098	15,682	603	5,917	57,677

Total revenue	77,308	73,231	15,848	2,759	(6,532)	162,614
Provision for loan losses	134,228	10,236	—	765	—	145,229
Depreciation and amortization	1,059	2,483	59	196	2,972	6,769
Other non-interest expense	45,423	51,041	12,779	1,992	13,541	124,776

(Loss) Income before income taxes	(103,402)	9,471	3,010	(194)	(23,045)	(114,160)
Income tax (benefit) expense	(39,399)	5,086	1,202	(75)	(15,294)	(48,480)

Net (Loss) Income	$(64,003)	$4,385	$1,808	$(119)	$(7,751)	$(65,680)

Segment (loss) profit percentage	-110%	7%	3%	0%	N/A	-100%

Assets	$2,998,188	$803,273	$12,045	$208,174	$991,587	$5,013,267

For the nine months ended September 30, 2007
Net interest income (expense)	$87,718	$44,295	$335	$2,756	$(13,619)	$121,485
Non-interest income	5,856	25,423	15,794	4,083	1,697	52,853

Total revenue	93,574	69,718	16,129	6,839	(11,922)	174,338
Provision for loan losses	19,439	3,324	—	(76)	—	22,687
Depreciation and amortization	863	2,668	53	283	2,217	6,084
Other non-interest expense	44,510	41,894	13,224	4,060	14,818	118,506

Income (loss) before income taxes	28,762	21,832	2,852	2,572	(28,957)	27,061
Income tax expense (benefit)	11,217	8,514	1,217	1,003	(15,601)	6,350

Net Income (Loss)	$17,545	$13,318	$1,635	$1,569	$(13,356)	$20,711

Segment profit percentage	52%	39%	5%	4%	N/A	100%

Assets	$3,214,746	$691,437	$12,889	$276,556	$1,063,613	$5,259,241

NOTE 11 – BENEFIT PLANS

Retirement Plans

The AMCORE Financial Security Plan (Security Plan) is a qualified defined contribution plan under Sections 401(a) and 401(k) of the Internal Revenue Code. All eligible employees of the Company participate in the Security Plan, which provides a basic retirement contribution funded by the Company. In addition, employees have the opportunity to make contributions that are eligible to receive matching Company contributions up to certain levels. The expense related to the Security Plan was $838,000 and $920,000 for the three-month periods ended September 30, 2008 and 2007, respectively, and was $2.7 million and $3.0 million for of the nine-month periods ended September 30, 2008 and 2007, respectively. The Company also has a non-qualified profit sharing plan that provides cash payment based upon achievement of corporate performance goals, to all employees who have met service requirements. The (benefit) expense related to the profit sharing plan was $0 and ($13,000) for the three-month periods ended September 30, 2008 and 2007, respectively, and was ($7,000) and $368,000 for the nine-month periods ended September 30, 2008 and 2007, respectively.

The Company provides additional retirement benefits to certain senior officers through plans that are non-qualified, non-contributory and unfunded. Under one such arrangement, a defined contribution plan, the additional retirement benefits replace what would have been provided under the Company’s defined contribution qualified plan in the absence of limits placed on qualified plan benefits by the Internal Revenue Code of 1986. The expense related to this arrangement was $21,000 and $41,000 for the three-month periods ended September 30, 2008 and 2007, respectively, and was $64,000 and $123,000 for the nine-month periods ended September 30, 2008 and 2007, respectively.

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

The following tables summarize, in aggregate for the two defined benefit retirement plans, the changes in obligations, net periodic benefit costs and other information for the three and nine-month periods ended September 30. As of September 30, 2008, all participants under both plans are in payout.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Components of net periodic benefit cost:
Service cost	$16	$13	$47	$57
Interest cost	49	36	148	152
Actuarial losses, settlements and adjustments	(99)	—	262	574
Transition obligation amortization	—	—	42	42

Net periodic cost	$(34)	$49	$499	$825

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

During the first three quarters of 2008 and 2007, contributions of $289,000 and $401,000, respectively, were made to fund benefit payments. The plans have no assets at September 30, 2008 or 2007. The plans’ liabilities, as of September 30, 2008 and 2007, were $3.9 million and $3.5 million, respectively,

Other Benefit Plans

The AMCORE Financial, Inc. Employee Health Benefit Plan (Health Plan) provides group medical, pharmacy, dental and vision benefits to eligible participating employees of the Company and their dependents. Employees, retirees, and COBRA beneficiaries contribute specific premium amounts determined annually by the Health Plan’s administrator based upon actuarial recommendations for coverage. Retirees and COBRA beneficiaries contribute 100% of their premiums. The Company’s share of the employee premiums and other Health Plan costs are expensed as incurred. Expense related to the Health Plan was $1.6 million and $1.2 million for the three-month periods ended September 30, 2008 and 2007, respectively, and was $4.3 million and $4.2 million for the nine-month periods ended September 30, 2008 and 2007, respectively. Life insurance benefits are provided to eligible active employees. Because retiree premiums are actuarially based and are paid 100% by the retiree, the Company has not recorded a postretirement liability.

The Company provides a deferred compensation plan (entitled “AMCORE Financial, Inc. Deferred Compensation Plan”) for certain key employees and directors. This plan provides the opportunity to defer salary, bonuses and non-employee director fees. Participants may defer up to 90% of base compensation and up to 100% of bonus. The deferred compensation liability to participants is recorded in other liabilities in the Consolidated Balance Sheets. The deferrals and earnings grow tax deferred until withdrawn from the plan. The amount and method of payment are pre-defined by participants each year of deferral. Earnings credited to individual accounts are recorded as compensation expense when earned. The total non-qualified deferred compensation plan liability totaled $11.8 million and $12.4 million as of September 30, 2008 and 2007, respectively. Expense related to the deferred compensation plan was $111,000 and $123,000 for the three-month periods ended September 30, 2008 and 2007, respectively, and was $329,000 and $623,000 for the nine-month periods ended September 30, 2008 and 2007, respectively.

NOTE 12 – STOCK-BASED COMPENSATION

The Company has several stock-based compensation plans. The Company provides an employee stock purchase plan and makes awards of stock options, restricted stock and performance share units (PSUs). The awards granted under those plans are accounted for using the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment.” The Company’s expense related to stock-based compensation for the three and nine-month periods ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Compensation expense included in reported operating expenses:
Stock options	$368	$304	$1,629	$1,843
Employee stock purchase plan	22	27	69	73
Performance share units	(54)	(234)	(172)	(480)
Restricted stock	68	49	211	90

Total stock-based compensation expense	$404	$146	$1,737	$1,526

Income tax benefits	$143	$47	$622	$550

At September 30, 2008, total unrecognized stock-based compensation expense was $4.0 million, net of estimated forfeitures, which will be recognized over a weighted average amortization period of 1.8 years. SFAS No. 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. For the nine months ended September 30, 2008, the Company did not have any excess tax benefit since there were no exercises. For the nine months ended September 30, 2007, the Company had $731,000 of excess tax benefits, which was classified as an operating cash outflow and financing cash inflow.

The fair value of the Company’s employee and director stock options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the quarter:

	Third Quarter
	2008	2007
Expected dividend yield	9.42%	2.80%
Expected price volatility	25.86%	19.16%
Expected term in years	6.25	6.25
Expected risk-free interest rate	3.48%	4.91%
Estimated forfeiture rate	2.01%	1.76%
Estimated average fair value of options granted	$0.91	$5.55

Employee Stock Award and Incentive Plans. The 2005 Stock Award and Incentive Plan (SAIP) allows for awards to key employees of stock options, restricted shares, performance shares units (PSUs) and other forms of stock-based awards.

Stock Options. Non-qualified stock options are issued at an exercise price equal to the fair market value of the shares on the grant date and generally vest within three to four years and expire from seven to ten years from the date of grant. Options issued are valued using the Black-Scholes model. The activity during 2008 and the total options outstanding and exercisable as of September 30, 2008 pursuant to the SAIP and previous incentive plans are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding at beginning of year	2,064,424	$27.33
Options granted	536,275	17.97
Options cancelled	(107,832)	26.13
Options forfeited	(61,856)	25.89

Options outstanding at September 30, 2008	2,431,011	$25.36	5.2 years

Options exercisable at September 30, 2008	1,386,711	$26.13	3.2 years

For both options outstanding and those exercisable, there was no aggregate intrinsic value for the period ended September 30, 2008.

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

Compensation expense is calculated based upon the expected number of PSUs earned during the performance period and is recorded over the service period. The fair value is calculated equal to market value on the date of grant less the present value of dividends that are not earned during the performance period. Expense is adjusted for forfeitures as they occur. As of September 30, 2008, PSUs expected to be earned and the weighted average grant date fair value per PSU were as follows:

	PSUs	Weighted Average Fair Value	Weighted Average Remaining Vesting Term
Units outstanding at beginning of year	59,070	$27.42
Units estimated to be granted	2,000	30.30
Units forfeited	(20,000)	29.70
Adjustment to estimated grants	(1,460)	30.30

Units outstanding at September 30, 2008	39,610	$26.31	3.7 years

Restricted Stock Awards. The Company has periodically granted restricted stock awards to certain key employees. The shares are restricted as to transfer, but are not restricted as to dividend payment and voting rights. Transfer restrictions lapse at the end of two, three or nine years contingent upon continued employment. Restricted stock grants are valued at market value on the date of grant and are expensed over the service period. As of September 30, 2008, non-vested shares totaled 17,157 with a weighted average fair value of $21.89 per share. During the first nine months of 2008, 14,000 shares were granted, 210 restricted shares were forfeited and returned to treasury, and 4,816 restrictions were released. As of September 30, 2007, non-vested shares totaled 8,393 with a weighted average fair value of $25.47 per share. During the first nine months of 2007, 2,500 shares were granted, 2,846 restricted shares were forfeited and returned to treasury, and restrictions were released on 657 shares.

Directors’ Stock Plans. The Restricted Stock Plan for Non-Employee Directors provides that eligible non-employee directors receive, in lieu of a cash retainer, shares of common stock of the Company. As of September 30, 2008, restricted shares totaled 14,868 with a weighted average fair value of $23.86 per share. No restricted shares were issued, released, or cancelled during the third quarter of 2008.

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

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding at beginning of year	138,500	$25.73
Options granted	24,000	$11.96
Options cancelled	(5,500)	$25.50

Options outstanding at September 30, 2008	157,000	$23.63	5.3 years

Options exercisable at September 30, 2008	106,330	$24.76	3.6 years

For both options outstanding and those exercisable, there was no aggregate intrinsic value for the period ended September 30, 2008.

Non-vested options and exercise proceeds. A summary of the Company’s non-vested employee and director stock options for the nine months ended September 30, 2008 is presented below.

	Employee options		Director options
	Shares	Average Price	Shares	Average Price
Non-vested options at beginning of year	896,937	$30.20	43,330	$29.63
Options granted	536,275	17.97	24,000	11.96
Options forfeited	(61,856)	25.89	—	—
Options vested	(327,056)	29.75	(16,660)	29.61

Non-vested options at September 30, 2008	1,044,300	$24.32	50,670	$21.27

	2008	2007
Fair value of stock options vested during the period (000’s)	$2,231	$2,234
Per option fair value of stock options vested during the period	$6.82	$6.54
Number of shares exercised during the period	—	237,809
Intrinsic value of options exercised during the period (000’s)	$—	$2,159

During the first nine months of 2008, there were no options exercised, and therefore no cash or stock equivalent received or tax benefit recognized for exercises. The Company may periodically repurchase shares in open market and private transactions in accordance with Exchange Act Rule 10b-18 to replenish treasury stock for issuances related to stock option exercises and other employee benefit plans.

Employee Stock Purchase Plan. The AMCORE Stock Option Advantage Plan permits eligible employees to purchase from the Company shares of its common stock at an exercise or purchase price at 85% of the lower of the closing price of the Company’s common stock on the NASDAQ National Market on the first or last day of each offering period. Shares issued pursuant to the ESPP are prohibited from sale by a participant for two years after the date of purchase. Dividends earned are credited to a participant’s account and used to purchase shares from the Company’s treasury stock at the same discounted price on the next purchase date. The 15% discount is recorded as compensation expense and is amortized on a straight-line basis over the two-year service period. As of September 30, 2008, $72,000 remains unrecognized related to shares issued during 2008, 2007 and 2006.

NOTE 13 – FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis. The following table summarizes, by measurement hierarchy, the various assets and liabilities of the Company that are measured at fair value on a recurring basis.

		Fair Value Hierarchy
	September 30, 2008	Level 1 (1)	Level 2 (2)	Level 3 (3)
	(in thousands)
Assets
Available for sale securities	$801,618	$15	$787,376	$14,227
Interest rate swap agreements	—	—	—	—
Forward sale loan commitments	152	—	152	—

Total assets	$801,770	$15	$787,528	$14,227

Liabilities
Hedged Deposits	$—	$—	$—	$—
Interest rate swap agreements	594	—	594	—
Forward sale loan commitments	136	—	136	—

Total liabilities	$730	$—	$730	$—

(1)	Quoted prices in active markets for identical assets or liabilities.
(2)	Significant other observable inputs.
(3)	Significant unobservable inputs. Trust preferred securities for which little, if any, market activity is observable, and for which additional assumptions are required.

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

	Level 3
	Three Months Ended September 30,			Nine Months Ended September 30,
	Total	Available for Sale Securities	Hedged Loans	Total	Available for Sale Securities	Hedged Loans
	(in thousands)			(in thousands)
Balance at beginning of period	$22,404	$22,404	$—	$54,745	$30,772	$23,973
Total realized/unrealized gains (losses)
Included in earnings	—	—	—	580	—	580
Included in other comprehensive loss	(8,807)	(8,807)	—	(15,173)	(15,173)	—
Purchases, issuances, (sales) and (settlements)	630	630	—	(1,372)	(1,372)	—
Transfers out of Level 3	—	—	—	(24,553)	—	(24,553)

Balance at end of period	$14,227	$14,227	$—	$14,227	$14,227	$—

There were no total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) related to assets still held at September 30, 2008 for all categories listed above. The transfer out of level 3 relates to loans previously recorded at fair value because they were subject to a qualified fair value hedge. During 2008, the derivative was terminated, a new cost basis established for the previously hedged loans and mark-to-market accounting discontinued.

Gains and losses (realized and unrealized) included in earnings for the above period are reported in other income.

Other Income
(in thousands)
Total gains (losses) included in earnings for quarter ended September 30, 2008	$—

Change in unrealized gains (losses) relating to assets still held at September 30, 2008	$(15,173)

Assets measured at fair value on a non-recurring basis. The following table summarizes, by measurement hierarchy, financial assets of the Company that are measured at fair value on a non-recurring basis.

	September 30, 2008	Level 1	Level 2	Level 3	Total Gains (Losses)
	(in thousands)
Impaired loans	$93,098	$—	$—	$93,098	$(14,910)

As of September 30, 2008, and in accordance with SFAS No. 114, impaired loans with a remaining carrying amount of $113.0 million have been written down to an aggregate fair value of $93.1 million as measured by underlying collateral through a loss allocation in the allowance for loan losses (Allowance). The amount of the allocation related to these loans was $19.9 million at September 30, 2008, compared to $5.0 million for impaired loans at December 31, 2007, resulting in a net increase in the impairment charge of $14.9 million for the first nine months of 2008.

NOTE 14 – INCOME TAXES

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. The Company has no uncertain tax positions as of September 30, 2008 and is not aware of any significant changes that are reasonably possible within the next twelve months. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income taxes. The Internal Revenue Service and the State of Illinois recently completed audits of the years 2004 through 2006 and 2003 through 2005, respectively. All subsequent years remain open to examination.

There have been no material changes in tax loss carryforwards, valuation allowances, or realization expectation of deferred tax assets since December 31, 2007. In determining that realization of the deferred tax assets is more likely than not, the Company gives consideration to a number of factors including its taxable income during carryback periods, its recent earnings history, its expectations for earnings in the future, and, where applicable, the expiration dates associated with tax carryforwards.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and subsidiaries’ (“AMCORE” or the “Company”) consolidated financial condition as of September 30, 2008 compared to December 31, 2007, and the consolidated results of operations for the three and nine months ended September 30, 2008 compared to the same periods in 2007. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

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

Contemplated, projected, forecasted or estimated results in such forward-looking statements involve certain inherent risks and uncertainties. A number of factors – many of which are beyond the ability of the Company to control or predict – could cause actual results to differ materially from those in its forward-looking statements. These factors include, among others, the following possibilities: (I) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new or existing competitors; (II) adverse state, local and federal legislation and regulation or adverse findings or rulings made by local, state or federal regulators or agencies regarding AMCORE and its operations; (III) failure to obtain new customers and retain existing customers; (IV) inability to carry out marketing and/or expansion plans; (V) ability to attract and retain key executives or personnel; (VI) changes in interest rates including the effect of prepayments; (VII) general economic and business conditions which are less favorable than expected; (VIII) equity and fixed income market fluctuations; (IX) unanticipated changes in industry trends; (X) unanticipated changes in credit quality and risk factors; (XI) success in gaining regulatory approvals when required; (XII) changes in Federal Reserve Board monetary policies; (XIII) unexpected outcomes on existing or new litigation in which AMCORE, its subsidiaries, officers, directors or employees are named defendants; (XIV) technological changes; (XV) changes in accounting principles generally accepted in the United States of America; (XVI) changes in assumptions or conditions affecting the application of “critical accounting estimates”; (XVII) inability of third-party vendors to perform critical services for the Company or its customers; (XVIII) disruption of operations caused by the conversion and installation of data processing systems; (XIX) adverse economic or business conditions affecting specific loan portfolio types in which the Company has a concentration, such as construction, land development and other land loans; (XX) zoning restrictions or other limitations at the local level, which could prevent limited branch offices from transitioning to full-service facilities; (XXI) possible changes in the creditworthiness of customers and the possible impairment of collectibility of loans; and, (XXII) the recently enacted Emergency Economic Stabilization Act of 2008, and the various programs the U.S. Treasury and the banking regulators are implementing to address capital and liquidity issues in the banking system, all of which may have significant effects on the Company and the financial services industry, the exact nature and extent of which cannot be determined at this time.

KEY INITIATIVES, OTHER SIGNIFICANT ITEMS AND ACCOUNTING CHANGES

Key Initiatives

Credit quality—The Company continues to reinforce a credit quality culture in its bank subsidiary (the “Bank”) by enhancing the credit risk administration and measurement process. Actions already taken or underway include: implemented a new risk grading system in 2007 to provide more detailed information as to the conditions underlying the portfolio; hired an experienced commercial lending leader in second quarter 2007; shifted the management of virtually all residential development loan relationships to an experienced specialty unit; continued increased focus on commercial and industrial relationship lending; reorganized the commercial credit approval process; increased the allowance for loan losses; implemented straight-through-processing system for commercial lending; increased staffing and resources in the Bank’s non-performing assets resolution specialty group, which pursues resolution of non-performing assets; hired a new chief credit officer with strong leadership and portfolio management skills in second quarter 2008; and added senior staff to manage the credit administration, loan review and appraisal functions in second quarter 2008.

An independent review of the Bank’s commercial credit portfolio, as required by an agreement with the Office of the Comptroller of the Currency (the “OCC”) (see Regulatory Developments, below), was completed during third quarter 2008. The report indicates that the Company successfully implemented the enhanced loan grading system and complied with the risk identification and credit administration practices required by regulation.

Cost efficiencies—The Company continues to review opportunities for efficiencies across the organization. The Company is targeting a three percent reduction per year in pre-FDIC insurance operating expenses in 2008 and 2009. This review has already led to a staffing level that is nearly 12% below levels of one year ago. In addition, during the second quarter of 2008, the Company identified four under-utilized high-cost facilities that could be consolidated with other nearby locations (the “Facilities Consolidation”). These were two office buildings, one small older branch in a historical market and one leased Chicago suburban location with minimal retail activity that housed mainly commercial lenders. The efficiency focus covers all aspects of the business including final implementation of the Company’s commercial loan straight-through-processing platform.

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

During the second quarter 2008, the Bank joined the MoneyPass and Sum, surcharge-free ATM networks. As a result, AMCORE cardholders now have access to surcharge-free transactions at more than 16,000 ATMs across the United States, including a large concentration of ATMs conveniently located in the same geographic regions as AMCORE customers. These new relationships expand AMCORE’s channel of ATMs from roughly 350 to more than 800 throughout Illinois and Wisconsin.

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

On July 17, 2008, the Company announced that Steven F. Gersch, senior vice president and senior credit officer, had been promoted to chief credit officer. Gersch succeeded Melvin H. Buser, who retired from the Company on July 17, 2008. Prior to joining AMCORE, Gersch worked as a consultant helping banks across the country strengthen their credit programs and has had extensive credit experience with several leading Midwestern banks. Gersch brings nearly 30 years of credit risk management experience to the Company.

Branch expansion—During first quarter 2008, the Bank opened two new branches, one in Mt. Prospect, Illinois and one in Wheaton, Illinois. The Bank is slowing the opening of new branches to only those already in the construction pipeline or under contract. During the remainder of 2008, this will include a branch in Vernon Hills, Illinois. In 2009, this will include Antioch, Illinois and Naperville, Illinois.

Significant transactions—During 2007, the Company entered into a strategic arrangement with a national mortgage services company to provide private-label loan processing and servicing support (the “Mortgage Restructuring”). As part of this arrangement, the Company sold the majority of its originated mortgage servicing rights (OMSR) portfolio (the “OMSR Sale”) in which it recorded a $2.6 million gain, of which $2.4 million was recorded in the first quarter of 2007 and $0.2 million in third quarter 2007 (the “OMSR Gain”). The arrangement offers AMCORE a greater breadth of products, more competitive pricing and greater processing efficiencies and is expected to better position the Company for future loan origination growth. As a result of this arrangement, AMCORE expects to better control the risks associated with its mortgage banking business. Additionally, the cost structure in the mortgage banking business has become almost entirely variable in nature, allowing the Company to better absorb fluctuations in mortgage volumes. These include the costs of originating loans that are netted against mortgage banking income or interest income, as well as processing and servicing costs of loans retained in the Bank’s portfolio and that are a component of operating expenses.

In the first quarter of 2007, AMCORE redeemed its $40 million, 9.35 percent coupon outstanding trust preferred securities (Trust Preferred) at a cost of $2.3 million that included both a call premium and unamortized issuance expenses (the “Extinguishment Loss”). The redemption was funded with a new lower cost Trust Preferred issuance of $50 million at a rate of 6.45 percent.

In second quarter 2008, a $6.1 million non-cash charge was recorded that completely eliminated all goodwill previously carried on the Company’s balance sheet (the “Goodwill Charge”). The write-off was due to the considerable and protracted discount of the Company’s stock value compared to its book value, which affected all business segments, as well as due to the decline in the operations of the Company. Also in second quarter 2008, a $1.5 million non-cash impairment charge was incurred in connection with the Facilities Consolidation.

In third quarter 2008, the Bank sold $77 million of primarily non-performing and under-performing loans to a third party (the “Loan Sale’). The transaction removed further exposure from these loans, added incremental liquidity to the Bank and was neutral to the Company’s capital position.

On May 3, 2007, the Company’s Board of Directors authorized the repurchase (the “Repurchase Program”) of up to two million shares of the Company’s stock. The authorization was for a twelve-month period to be executed through open market or privately negotiated purchases. This authorization replaced a previous Repurchase Program that expired May 3, 2007. During 2007, the Company repurchased 2.12 million shares at an average price of $27.92 per share. No shares have been purchased during 2008 as increased risks in the economy and in the financial markets make the retention of capital a key consideration. The Repurchase Program expired on May 3, 2008.

Regulatory developments—On May 31, 2005, the Bank entered into a Formal Agreement with the OCC, the Bank’s primary regulator, to strengthen the Bank’s consumer compliance program. On August 10, 2006, the Bank entered into a Consent Order with the OCC to strengthen its compliance monitoring policies, procedures, training and overall program relating to the Bank Secrecy Act/Anti-Money Laundering (BSA/AML) regulations. The commitments and requirements imposed by these two items were completed and, on April 14, 2008, the Bank was notified that the OCC had terminated the Formal Agreement and the Consent Order.

On May 15, 2008, the Bank entered into a written agreement (the “Agreement”) with the OCC. The Agreement describes commitments made by the Bank to address and strengthen banking practices relating to asset quality and the overall administration of the credit function at the Bank. The Bank has implemented enhancements to its credit processes to address the matters identified by the OCC and expects to comply with all the requirements specified in the Agreement. In the meantime, the Agreement results in the Bank’s ineligibility for certain actions and expedited approvals without the prior written consent and approval of the OCC. These actions include, among other things, the appointment of directors and senior executives, making or agreeing to make certain payments to executives or directors, business combinations and branching.

Recent market and legislative developments—The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government sponsored entities and major commercial and investment banks.

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result. In recent weeks, volatility and disruption in the capital and credit markets has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, subsequent to the end of third quarter 2008, Congress enacted and the President signed into law the Emergency Economic Stabilization Act of 2008 (ESA). Shortly thereafter, the Federal banking agencies announced the Troubled Asset Relief Program (TARP) and Capital Purchase Program (CPP). Collectively, these actions provide a variety of programs that financial institutions can participate in, including the sale of certain troubled loans to the United States Government, sale of preferred stock to the United States Treasury and temporary expansion of FDIC insured deposit levels (some voluntary and some automatic). AMCORE is actively reviewing these programs for their potential to add value to its customers and business and has not determined the potential impact of the ESA or related programs on its future financial position, results of operation, cash flows or liquidity.

It is not clear at this time what impact the ESA, TARP, including the CPP, the temporary FDIC guarantee expansion and other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the other difficulties described above, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies.

Impact of inflation—Apart from operating expenses, the financial services industry is not directly affected by inflation, however, as the Federal Reserve Board (Fed) monitors economic trends and developments, it may change monetary policy in response to economic changes which would have an influence on interest rates. See the discussion of Net Interest Income, changes due to rate, below.

Subsequent events—Subsequent to the end of the third quarter 2008, VISA, Inc. reached a settlement in certain litigation with Discover Financial Services (“Discover”). The amount of the settlement with Discover exceeded the amount retained in escrow by VISA, Inc. from the proceeds of its initial public offering. VISA, Inc. has expressed its intention to issue escrowed stock during the fourth quarter of 2008 to cover the additional reserve requirement. The Company has determined that its share of the additional reserve requirements to settle the litigation with Discover is not material with respect to its consolidated financial statements as of and for the three and nine months ended September 30, 2008.

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

Minority Interests—In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (ARB) No. 51.” Among other things, SFAS No. 160 requires minority interests be recorded as a separate component of equity and that net income attributable to minority interests be clearly identified on the Statements of Income. SFAS No. 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008. Earlier adoption is prohibited. Statement No. 160 is required to be applied prospectively, except for the presentation and disclosure requirements. Adoption of this standard in fiscal year 2009 is not expected to have a material impact on the Company’s Consolidated Balance Sheets or Statements of Income.

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

OVERVIEW OF OPERATIONS

Overview of the Quarter

AMCORE reported a net loss of $18.0 million or $0.79 per diluted share for the quarter ended September 30, 2008. This compares to net income of $1.9 million or $0.08 per diluted share for the same period in 2007 and represents a $19.9 million or $0.87 per diluted share decrease quarter to quarter. AMCORE had a negative return on average equity and on average assets for third quarter 2008 of 22.77% and 1.40%, respectively. This compares to a positive return on average equity and on average assets of 1.97% and 0.14%, respectively, for the same period in 2007.

Significant Categories for the Quarter

Changes in the significant categories of third quarter 2008 net loss, compared to third quarter 2007 net income, were:

Net interest income—Declined $8.1 million due to funding costs associated with increased levels of non-accrual loans, including the reversal of accrued interest for loans moved to non-accrual status, the divergence of LIBOR rates from prime-based rates and the reduction of the Company’s credit portfolio as it actively managed its credit exposures. Net interest margin was 2.76% in third quarter 2008 compared to 3.35% in third quarter 2007.

Provision for loan losses—Increased $32.7 million to $48.0 million in third quarter 2008 from $15.3 million in third quarter 2007, reflecting a 365% increase in non-performing loans year-over-year.

Non-interest income—Increased $6.2 million to $20.2 million in third quarter 2008, compared to $14.0 million in third quarter 2007. Increases of $1.3 million in service charges on deposits and a $5.6 million impairment loss on investment securities in third quarter 2007 were partly offset by a $0.6 million decline in investment management and trust income and a $0.5 million decline in company-owned life insurance (COLI) income.

Operating expenses—Declined $0.7 million to $38.4 million in third quarter 2008 from $39.1 million in third quarter 2007. The decline was primarily due to a $0.9 million reduction in personnel costs and a $0.5 million decrease in professional fees, which were partially offset by a $0.8 million increase in FDIC insurance included in other operating expenses.

Income taxes—Decreased $14.0 million, primarily due to a $33.9 million loss before income taxes in third quarter 2008. See discussion in Year-to-Date Results of income taxes below, for a comparison of effective tax rates.

Overview of the Year-to-Date

AMCORE reported a net loss of $65.7 million or $2.90 per diluted share for the nine months ended September 30, 2008. This compares to net income of $20.7 million or $0.87 per diluted share for the same period in 2007, and represents an $86.4 million or $3.77 per diluted share decrease year to year. AMCORE had a negative return on average equity and on average assets for the first nine months of 2008 of 25.44% and 1.71%, respectively. This compares to a positive return on average equity and on average assets of 7.12% and 0.53%, respectively, for the same period in 2007.

Significant Categories for the Year-to-Date

Changes in the significant categories for the first nine months of 2008 net loss, compared to the first nine months of 2007 net income, were:

Net interest income—Declined $16.5 million reflecting the same factors as noted above for the third quarter only. Net interest margin was 2.99% for the first nine months of 2008 compared to 3.37% in the first nine months of 2007.

Provision for loan losses—Increased $122.5 million to $145.2 million for the first nine months of 2008 from $22.7 million in the first nine months of 2007, reflecting significant increases in non-performing and underperforming loans.

Non-interest income—Increased $4.8 million, from $52.9 million in the first nine months of 2007 to $57.7 million in the first nine months of 2008. An increase of $3.5 million in service charges on deposits, $1.0 million in net security gains in 2008 compared to the $5.6 million impairment loss in 2007, and a $0.7 million increase in bankcard fee income were partly offset by a $5.3 million decline in other non-interest income, which included the $2.6 million OMSR Gain in 2007.

Operating expenses—Increased $7.0 million to $131.5 million in the first nine months of 2008 from $124.6 million in the first nine months of 2007. The increase included the $6.1 million Goodwill Charge and the $1.5 million impairment charge for the Facilities Consolidation. Otherwise, increases in loan processing and collection expenses, FDIC insurance expense and net occupancy expense were offset by lower compensation related costs and advertising and business development expenses.

Income taxes—Decreased $54.8 million, primarily due to $114.2 million loss before income taxes for the first nine months of 2008 compared to $27.1 million in earnings before income taxes in the first nine months of 2007. The effective tax rate was 42.5% in the 2008 year-to-date period compared to 23.5% in the same period in 2007. Items that are exempt from taxes, such as municipal bond income and COLI income, while generally resulting in an effective tax rate that is lower than the statutory tax rate, have the opposite effect in a period where there is a loss before income taxes. Conversely, items that are not deductible for tax purposes, such as goodwill, while generally resulting in an effective tax rate that is higher than the statutory tax rate, have the opposite effect in a period where there is a loss before income taxes. The combined effect of these factors was an effective tax rate that was lower than the statutory tax rate in 2007, but higher than the statutory tax rate in 2008.

EARNINGS REVIEW OF CONSOLIDATED STATEMENTS OF INCOME

The following discussion compares the major components of net (loss) income and their impact for three and nine months ended September 30, 2008 and 2007.

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

Overview—As reflected below, net interest income, on an FTE basis, declined $7.9 million or 19% in third quarter 2008 compared to third quarter 2007. The decline was due to a $21.0 million decline in FTE interest income, partially offset by a $13.0 million decline in interest expense. For the comparable nine-month periods, net interest income, on an FTE basis, declined $16.0 million or 13%. The decline was due to a $48.3 million decline in FTE interest income, partially offset by a $32.3 million decline in interest expense.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Interest Income Book Basis	$66,452	$87,592	$211,341	$260,151
FTE Adjustment	844	657	2,393	1,883

Interest Income FTE Basis	$67,296	$88,249	$213,734	$262,034
Interest Expense	34,190	47,221	106,404	138,666

Net Interest Income FTE Basis	$33,106	$41,028	$107,330	$123,368

Net Interest Spread	2.41%	2.85%	2.61%	2.86%
Net Interest Margin	2.76%	3.35%	2.99%	3.37%

Net interest spread and margin (See Tables 1 and 2)—Net interest spread declined 44 basis points to 2.41% in third quarter 2008 from 2.85% in third quarter 2007. The net interest margin was 2.76% in third quarter 2008, a decline of 59 basis points from 3.35% in third quarter 2007. For the first nine months of 2008, net interest spread declined 25 basis points to 2.61% from 2.86% in comparable prior year period. The net interest margin was 2.99% for the nine months ended September 30, 2008, a decline of 38 basis points from 3.37% in the same nine-month period in 2007.

The declines in net interest spread and net interest margin were driven by lower average yields on loans, reflecting declining interest rates, increased levels of non-accrual loans and the reversal of accrued interest on loans placed on non-accrual status. The decline in loan yields were not matched by a corresponding decline in funding rates, as deposits and wholesale funding sources did not reprice as rapidly as loans, while some transactional deposit products have already reached a rate floor, where further reductions in rates paid are not possible. In addition, continued offers by competitors to pay well above the wholesale cost of funds, and the Bank’s need to attract deposits in the current liquidity stressed environment, continue to place pressure on deposit rates. Declines in average bank-issued deposit funding have also been replaced with higher-cost wholesale funding sources. Other factors contributing to the decline in margin and spread was the continued divergence in recent financial markets with higher declines in prime rates compared to LIBOR-based rates and the substitution of debt for capital in the Repurchase Program. Since the Company has a higher proportion of prime-based loans and a higher proportion of LIBOR-based liabilities, the aforementioned divergence in interest rates resulted in some reduction in net interest spread and net interest margin. While the Repurchase Program improved the efficiency of the Company’s capital structure, it has also contributed to the compression in net interest spread and net interest margin.

Changes due to volume (See Tables 3 and 4)—In third quarter 2008, net interest income (FTE) declined due to average volume by $0.9 million when compared to third quarter 2007. This decline was comprised of a $1.4 million decline in interest income that was partially offset by a $0.5 million decrease in interest expense. The decline in interest income was attributable to a $79 million decline in average interest-earning assets. The decrease was driven by a $188 million reduction in average loans, offset by increases of $22 million in average investment securities and $91 million in average other short-term investments. The reduction in average loans is attributable to the Loan Sale, increased levels of charge-offs, and the current market environment, where tighter credit pressures are generating pay downs faster than new loans are available. The reduction in average loans has been partially reinvested in investment securities and short-term investments. Average interest-bearing liabilities only declined $48 million, compared to the $79 million decline in average interest-earning assets, due to the Repurchase Program, which substituted debt for capital.

For the first nine months of 2008, net interest income (FTE) declined due to average volume by $2.6 million when compared to the first nine months of 2007. This decline was comprised of a $4.0 million decline in interest income that was partially offset by a $1.4 million decrease in interest expense. The decline in interest income was attributable to a $76 million decline in average interest-earning assets, primarily due to a $111 million reduction in average loans. Average interest-bearing liabilities only declined $45 million, compared to the $76 million decline in average interest-earning assets, also due to the Repurchase Program, which substituted debt for capital.

Changes due to rate (See Tables 3 and 4)—In third quarter 2008, net interest income (FTE) declined due to average rates by $7.0 million when compared with the same period in 2007. This was comprised of a $19.5 million decrease in interest income that was only partly offset by a $12.5 million decrease in interest expense.

For the first nine months of 2008, net interest income (FTE) declined due to average rates by $13.5 million when compared with the same period in 2007. This was comprised of a $44.3 million decrease in interest income that was only partly offset by a $30.9 million decrease in interest expense.

Both interest-earning asset yields and interest-bearing liability costs were affected by six separate decreases in the federal funds (Fed Funds) rate totaling a combined 275 basis points, all of which occurred since the third quarter of 2007. In addition, non-accrual loans have increased from $28 million at September 30, 2007 to $190 million as of September 30, 2008. The Bank must continue to fund these non-earning loans until they are resolved.

Interest rate risk—Like most financial institutions, AMCORE has an exposure to changes in both short-term and long-term interest rates. Among those factors that could further affect net interest margin and net interest spread include: greater and more frequent changes in interest rates, including the impact of basis risk between various interest rate indices such as prime and LIBOR (as is the case with a significant divergence in current market rates), changes in the shape of the yield curve, mismatch in the duration of interest-earning assets and the interest-bearing liabilities that fund them, the effect of prepayments or renegotiated rates, increased price competition on both deposits and loans, promotional pricing on deposits, short-term liquidity needs that could drive up the cost of attracting new funding, changes in the mix of earning assets and the mix of liabilities, including greater or less use of wholesale sources, changes in the level of non-accrual loans, and in an environment where there are rapid and substantial declines in interest rates, the limited ability to reduce certain low-cost deposit product rates (such as NOW accounts) to the same extent that interest-earning assets reprice. As the increased level of non-accrual loans will take time to work out, and there are no immediate signs of funding pressures waning, the Company does not expect a recovery in the margin or spread statistics for several quarters.

Provision for Loan Losses

Loans, the Company’s largest income earning asset category, are periodically evaluated by management in order to establish an adequate allowance for loan losses (Allowance) to absorb estimated losses that are probable as of the respective reporting date. This evaluation includes specific loss estimates on certain individually reviewed loans where it is probable that the Company will be unable to collect all of the amounts due (principal or interest) according to the contractual terms of the loan agreement (impaired loans) and statistical loss estimates for loan groups or pools that are based on historical loss experience. Also included are other loss estimates that reflect the current credit environment that are not otherwise captured in the historical loss rates. These include the quality and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, changes in collateral values, and economic and industry conditions, among other things. The Allowance is also subject to periodic examination by regulators, whose review may include their own assessment as to its adequacy to absorb probable losses.

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

The third quarter 2008 Provision was $48.0 million, an increase of $32.7 million from $15.3 million in third quarter 2007. For the first nine months of 2008, the Provision was $145.2 million, an increase of $122.5 million from $22.7 million for the same period in 2007. The increases for the three and nine-month periods ended September 30, 2008, compared to the same periods in 2007, were primarily due to higher net charge-offs, non-performing loans and under-performing loans.

Net charge-offs were $43.7 million or 151 basis points of average loans for the first nine months of 2008, compared to $12.1 million or 41 basis points of average loans for the same period in 2007. Non-performing loans were $191 million at September 30, 2008 compared to $41 million at September 30, 2007. Non-performing loans is the sum of non-accrual loans and loans that are ninety days past due but are still accruing interest.

Delinquencies, loans that are thirty to ninety days past due, have also increased from $56 million at September 30, 2007 to $85 million as of September 30, 2008. While non-performing loans continued to increase during the third quarter of 2008 in the amount of $20 million or 11%, delinquencies declined by $13 million or 13% as compared to second quarter 2008, the second consecutive quarterly decline. While there is no doubt that delinquencies contribute to the increases the Company has experienced in non-performing loans, the delinquencies that migrate to non-performing loans were not replaced in the third quarter at the same pace as in previous quarters.

The level of net charge-offs, non-performing loans and delinquent loans is largely due to the rapid deterioration in real estate markets that has occurred across the country. In the Midwest, where the Company has its footprint, the result has been declines in real estate sales activity that negatively affects the liquidity and capital resources of borrowers, which in turn negatively affects the borrower’s ability to make principal and interest payments when due. The decline in sales activity also leads to eroding property values, which serve as collateral for the repayment of loans. These circumstances are particularly evident for developers of residential real estate properties, where the Company has a large concentration in loans outstanding of $683 million, down from $745 million at the end of second quarter 2008. Developers use loan proceeds to fund the acquisition of land, development of the raw land, and construction of homes. The vacant land components of this concentration for the same periods were $139 million and $200 million, respectively. These projects are heavily dependent upon the successful sale of units completed early in the project’s life to fund units scheduled later in the project and then have the sales proceeds from those later units repay the loans. The combination of declining sales activity, softening collateral values and large real estate concentrations led to the significant increase in the Company’s Provision in the first nine months of 2008 compared to the same period in 2007.

Non-Interest Income

Total non-interest income is comprised primarily of fee-based revenues from bank-related service charges on deposits and Investment Management and Trust. Income from bankcard fee income, COLI, brokerage commission income and mortgage banking income are also included in this category.

Overview—For third quarter 2008, non-interest income totaled $20.2 million, compared to $14.0 million in third quarter 2007. An increase of $1.3 million in service charges on deposits and a $5.6 million impairment loss on investment securities in third quarter 2007 were partly offset by a $0.6 million decline in investment management and trust income and a $0.5 million decline in COLI income.

For the first nine months of 2008 non-interest income increased $4.8 million, from $52.9 million in first nine months of 2007 to $57.7 million. An increase of $3.5 million in service charges on deposits, $1.0 million in net security gains in 2008 compared to the $5.6 million impairment loss in 2007, and a $0.7 million increase in bankcard fee income were partly offset by a $5.3 million decline in other non-interest income, which included the $2.6 million OMSR Gain in 2007.

Investment management and trust income—Investment Management and Trust (IMT) income includes trust services, investment management, estate administration, financial planning, and employee benefit plan recordkeeping and administration. IMT income totaled $3.9 million in third quarter 2008, a decrease of $0.6 million or 14% from $4.5 million in third quarter 2007. For the nine-month period ended September 30, 2008, IMT income was $12.6 million, an increase of $0.3 million from $12.3 million for the nine-month period ended September 30, 2008. The three and nine-month periods experienced declines in retirement plan service fees and wealth management fees, both of which were affected by declining administered asset values. A non-recurring charge that decreased employee benefit administration fees in second quarter 2007 led to the year-to-date increase. At September 30, 2008, total assets under administration were $2.2 billion.

Service charges on deposits—Service charges on deposits, the Company’s largest source of non-interest income, totaled $9.2 million in third quarter 2008, a $1.3 million or 17% increase over $7.9 million in second quarter 2007. For the first nine months of 2008, service charges on deposits were $25.2 million, a $3.5 million or 16% increase over $21.6 million for the first nine months of 2007. Service charges on consumer deposit accounts were the primary driver of the increases and were affected by enhancements to the Company’s fee structure and waiver policies on both retail and commercial deposits. Also contributing to the increase were declining interest rates that have reduced the deposit credit offset against commercial account activity fees. While this rate of growth is not expected to continue, this level of revenue is expected to be sustainable over time with some additional improvement in the near-term as the full impact of interest rate declines on commercial deposit offsets are realized.

Mortgage Banking income—Mortgage banking income includes fees generated from the underwriting, originating and servicing of mortgage loans along with gains and fees realized from the sale of these loans, net of origination costs, OMSR amortization and impairment.

For the three and nine-month periods ended September 30, 2008, mortgage banking income was $0.2 million and $0.5 million, respectively. For the three and nine-month periods ended September 30, 2007, mortgage banking income was $0.2 million and $1.6 million, respectively. Year-over-year, mortgage banking income declined a total of $1.0 million. The decline was primarily due to lower closing volume of $184 million in the first nine months of 2008 compared to $226 million in the first nine months of 2007 and lower servicing fee income due to the OMSR Sale in 2007, after which the Company no longer generates fee income in connection with the servicing of mortgage loans sold to the secondary market. The cost of servicing those loans, a component of operating expense, was also eliminated after the Mortgage Restructuring. Partly offsetting these declines was improved profitability on loans sales net of origination costs, due to the variable cost structure of the Mortgage Restructuring, which allows the Company to better absorb volume fluctuations.

COLI income—COLI income totaled $1.2 million in third quarter 2008, a $0.5 million or 30% decrease from $1.7 million in third quarter 2007. Year-to-date, COLI income decreased $0.4 million to $3.6 million from $3.9 million. The declines were due to lower yields and negative mark-to-market adjustments on underlying investments. AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. As of September 30, 2008, the cash surrender value (CSV) of COLI was $144 million.

Other non-interest income—For third quarter 2008, other non-interest income, which includes brokerage commission income, bankcard fee income, net security (losses) gains and other, totaled $5.8 million, a $6.1 million increase from a net loss of $0.3 million in third quarter 2007. The increase was primarily due to the $5.6 million impairment loss on investment securities in third quarter 2007, and higher CRA-related income and higher bankcard fee income in third quarter 2008. Increases in bankcard fee income were aided by the Bank’s expanding ATM network.

Year-to-date 2008, other non-interest income totaled $15.8 million compared to $13.4 million in the comparable prior year period, an increase of $2.4 million. The increase was due to the $5.6 million securities impairment charge incurred in 2007, compared to a $1.0 million net security gain in 2008. The net security gain related to a partial redemption distribution received as a member company in connection with the initial public offering (IPO) of VISA, Inc. The gain includes a partial reversal of litigation and guaranty losses recognized in fourth quarter 2007 to the extent they relate to the Company’s share of IPO proceeds retained in escrow by VISA, Inc. to fund the losses. Brokerage commission income and bankcard fee income also increased year-over-year. Partly offsetting these increases was a $5.3 million decline in other income. This included the $2.6 million OMSR Gain in 2007, a $1.3 million decrease in other fee income, and a $0.6 increase in derivative mark-to-market losses in 2008 compared to 2007.

Operating Expenses

Overview—In third quarter 2008, operating expenses decreased $0.7 million to $38.4 million from $39.1 million in third quarter 2007. Most categories of expenses reflected decreases with the exception of higher net occupancy costs and FDIC insurance expense, included in other. Year-to-date 2008, operating expenses increased $7.0 million to $131.5 million from $124.6 million in 2007. The increase was primarily due to a $6.1 million write-off of goodwill and a $1.5 million impairment charge for the Facilities Consolidation, both occurring in second quarter 2008.

The efficiency ratio was 73% in third quarter 2008, compared to 72% in third quarter 2007 and was 81% and 71% for the first nine months of 2008 and 2007, respectively. The efficiency ratio is calculated by dividing total operating expenses by revenues. Revenues are the sum of net interest income and non-interest income. Lower revenues for both the quarter and year-to-date periods and the goodwill write-off and Facilities Consolidation charge for year-to-date period accounted for the increase.

Personnel expense—Personnel expense includes compensation expense and employee benefits and is the largest component of operating expenses, totaling a combined $21.3 million in third quarter 2008, compared to $22.2 million in third quarter 2007, and $67.7 million year-to-date 2008 compared to $72.6 million year-to-date 2007. These represented declines of $0.9 million and $4.9 million for the respective three and nine-month periods.

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

The majority of the three and nine-month declines in 2008, compared to 2007, relate to the savings realized from the Company’s cost efficiencies initiative and reduced staff related to the Mortgage Restructuring. Staffing levels are 12% below levels of one year ago.

Facilities expense—Facilities expense, which includes net occupancy expense and equipment expense, totaled a combined $6.5 million in third quarter 2008, compared to $6.2 million in third quarter 2007, and $19.8 million year-to-date 2008 compared to $18.3 million year-to-date 2007. These represented increases of $0.3 million and $1.4 million for the respective three and nine-month periods. The increase was primarily due to higher rental expense, depreciation costs and real estate taxes associated with new branches that were not open at all or not open for the full period in 2007.

Professional fees—Professional fees include legal, consulting, auditing and external portfolio management fees and totaled $2.0 million in third quarter 2008, a decrease of $0.5 million from $2.5 million in third quarter 2007. For the 2008 nine-month period, professional fees were $6.5 million, an increase of $0.1 million from $6.3 million for the first nine months of 2007. The increase for the nine-month period reflects increased legal fees and fees related to a third party review of the Bank’s loan portfolio net of the elimination of expenses related to the compliance and BSA/AML agreement and consent order, which were recently lifted.

Goodwill Year-to-date 2008 reflects a $6.1 million goodwill impairment charge, which completely eliminated all goodwill previously carried on the Company’s Consolidated Balance Sheet.

Other operating expenses—Other operating expenses includes data processing expense, communication expense, advertising and business development expenses, loan processing and collection expenses, insurance expense and other costs, and were a combined $7.9 million in third quarter 2008. This was a $0.5 million increase from $7.4 million in third quarter 2007. The increase was primarily due to higher FDIC insurance premiums and collections expense, net of lower fraud related losses and other miscellaneous costs reductions reflecting savings realized from the Company’s cost efficiencies initiative and Mortgage Restructuring. The increase in FDIC insurance premiums is due to the exhaustion of prior year credits that AMCORE, along with many other insured banks, were allocated for prior year contributions into the insurance fund, along with increased rates associated with regulatory changes and lower credit quality.

For the 2008 nine-month period, other operating expenses totaled a combined $29.2 million for an increase of $4.4 million from $24.8 million in the comparable nine-month period in 2007. In addition to the items affecting third quarter 2008 compared to 2007, a $3.1 million charge in first quarter 2008 for unfunded loan commitments and the second quarter 2008 $1.5 million Facilities Consolidation charge, partially offset by the $2.3 million Extinguishment Loss recorded in first quarter 2007 and lower advertising/business development costs, contributed to the net increase in other operating expenses.

The Company expects FDIC insurance premiums to remain high, with an additional increase in 2009 as the FDIC is expected to raise premiums across the industry. Some easing should occur as the credit quality of the Bank’s loan portfolio improves, but is not expected to return to historical levels.

Income Taxes

Income tax expense decreased $14.0 million, primarily due to a $33.9 million loss before income taxes in third quarter 2008 compared to $0.1 million in earnings before income taxes in third quarter 2007. For the first nine months of 2008, income tax expense decreased $54.8 million, primarily due to a $114.2 million loss before income taxes 2008 compared to $27.1 million in earnings before income taxes in the prior year period. The effective tax rate was 42.5% in the first nine months of 2008 compared to 23.5% in the first nine months of 2007.

Items that are exempt from taxes, such as municipal bond income and COLI, while generally resulting in an effective tax rate that is lower than the statutory tax rate in periods with earnings before income taxes, have the opposite effect in a period where there is a loss before income taxes. Conversely, items that are not deductible for tax purposes, such as goodwill, while generally resulting in an effective tax rate that is higher than the statutory tax rate in periods with earnings before income taxes, have the opposite effect in a period where there is a loss before income taxes. The combined effect of this was an effective tax rate that was lower than the statutory tax rate in 2007, but higher than the statutory tax rate in 2008.

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

Total Segment results differ from consolidated results primarily due to inter-segment eliminations, certain corporate administration costs, items not otherwise allocated in the management accounting process and treasury and investment activities such as the offset to the funds transfer adjustments made to the Segments, interest income on the securities investment portfolio, gains and losses on the sale of securities, COLI, CRA related fund investment income and derivative gains and losses. The impact of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and is included in the “Other” column of Note 10 of the Notes to Consolidated Financial Statements.

Commercial Banking

The Commercial Banking Segment (Commercial) provides commercial banking services to middle market and small business customers through the Bank’s full service branch and limited branch office locations. The services provided by Commercial include lending, business checking and deposits, treasury management and other traditional as well as electronic services.

Overview—Commercial represented 110% and 52%, respectively, of total Segment net loss in the first nine months of 2008 and net income in the first nine months of 2007. Commercial total assets were $3.0 billion at September 30, 2008 and represented 60% of total consolidated assets. This compares to $3.2 billion and 61% at September 30, 2007.

Commercial net loss for the nine months ended September 30, 2008 was $64.0 million, a decrease of $81.5 million or 465% from net income reported for the same period in 2007 of $17.5 million. The decrease was primarily due to a $114.8 million increase in Provision and a $16.8 million decrease in net interest income, which were partly offset by a $50.6 million decrease in income taxes.

The decline in net interest income was driven by increased levels of non-accrual loans, decreased loan and deposit volumes and the reversal of accrued interest on loans placed on non-accrual status.

The increase in Provision was primarily due to deterioration of credit quality and increased volumes of non-performing loans. The combination of declining real estate sales activity, which negatively affected developers’ ability to service their loans, softening collateral values and large real estate concentrations led to the significant increase in the Provision for the first nine months of 2008, compared to the same period in 2007. The decrease in income taxes was due to the year-to-year decline in pre-tax income.

Retail Banking

The Retail Banking Segment (Retail) provides banking services to individual customers through the Bank’s branch locations. The services provided by Retail include direct and indirect lending, checking, savings, money market and CD accounts, safe deposit rental, ATMs, and other traditional and electronic services.

Overview—Retail represented a negative 7% and a positive 39%, respectively, of total Segment net loss for the nine months of 2008 and net income for the first nine months of 2007. Retail total assets were $803 million at September 30, 2008 and represented 16% of total consolidated assets. This compares to $691 million and 13% at September 30, 2007.

Retail net income for the nine months ending September 30, 2008 was $4.4 million, a decrease of $8.9 million or 67% from net income of $13.3 million reported in the same period in 2007. The decrease was primarily due to a $6.9 million increase in Provision and a $9.0 million increase in operating expenses, which were partially offset by a $3.7 million increase in non-interest income and a $3.4 million decrease in income taxes.

The increase in Provision was mainly due to higher net charge-offs, specifically $2.5 million in charge-offs on two large home equity credits that were managed by Retail. The increase in operating expenses was largely due to a $3.6 million goodwill write-off, higher rental expense associated with new branches that were not yet open or not open for the entire period in 2007, the effects of the

Facilities Consolidation, and higher allocated expenses. The increase in non-interest income was mainly due to higher service charges on deposits, brokerage commission referral income and bankcard fee income. Income taxes decreased due to lower income before taxes.

Investment Management and Trust

The Investment Management and Trust Segment (IMT) provides wealth management services, which includes trust services, investment management, estate administration, financial planning, employee benefit plan recordkeeping and administration and brokerage services.

Overview—IMT represented a negative 3% and a positive 5%, respectively, of total Segment net loss for the first nine months of 2008 and net income for the first nine months of 2007. IMT total assets were $12.0 million at September 30, 2008 and were $12.9 million at September 30, 2007.

IMT income for the nine months ended September 30, 2008 was $1.8 million, an increase of $0.2 million or 11% from the same period in 2007, as lower operating expenses were partly offset by lower revenues.

Revenues were lower due to lower investment interest and declines in retirement plan service fees and wealth management fees, both of which were affected by declining administered asset values. The decrease in operating expenses included lower personnel costs and allocated expenses, partially offset by a $195,000 goodwill write-off in 2008.

Mortgage Banking

The Mortgage Banking Segment (Mortgage) provides a variety of mortgage lending products to meet its customers’ needs. It sells most of the loans it originates to a third-party mortgage services company, which provides private-label loan processing and servicing support on both sold and retained loans.

Overview—Mortgage was essentially breakeven for the first nine months of 2008 and represented 4% of total Segment net income in the first nine months of 2007. Mortgage total assets were $208 million at September 30, 2008 and represented 4% of total consolidated assets. This compares to $277 million and 5% at September 30, 2007.

Mortgage income declined $1.7 million for the first nine months of 2008 compared to the same period in 2007. The decrease was primarily due to a $3.5 million decrease in non-interest income partially offset by a $2.2 million decrease in operating expenses. Other changes, a $0.8 million increase in Provision, a $0.6 million decline in net interest income and a $1.1 million decrease in income taxes were largely offsetting.

The decrease in non-interest income was primarily due to the $2.6 million OMSR Gain recorded in first nine months of 2007, lower servicing fee income attributable to the OMSR Sale and lower closing volumes, year-over-year. The decrease in operating expenses was attributable to lower personnel costs and allocated expenses, the benefit of an improved cost structure associated with the Mortgage Restructuring. Income taxes decreased due to lower income before taxes.

BALANCE SHEET REVIEW

Total assets declined $180 million to $5.0 billion at September 30, 2008 compared to $5.2 billion at December 31, 2007. Total liabilities decreased $99 million over the same period while stockholders’ equity decreased $80 million. The following discusses changes in the major components of the Consolidated Balance Sheet since December 31, 2007.

Cash and Cash Equivalents

Cash and cash equivalents decreased $1 million from December 31, 2007 to September, 2008, as cash provided by operating activities of $56 million and cash provided by investing activities of $43 million were more than offset by a decrease in cash used in financing activities of $100 million.

Securities Available for Sale

Total securities available for sale as of September 30, 2008 were $828 million, a decrease of $15 million or 2% from December 31, 2007. At September 30, 2008, the total securities available for sale portfolio comprised 17% of total earning assets, including COLI. Among the factors affecting the decision to purchase or sell securities are the current assessment of economic and financial conditions, including the interest rate environment, regulatory capital levels, the liquidity needs of the Company, and its pledging obligations.

As of September 30, 2008, mortgage-backed (MBS), collateralized mortgage obligations (CMO), and other asset-backed (ABS) securities totaled $619 million and represented 75% of total available for sale securities. The distribution included $111 million of MBS and $437 million of CMOs issued by U.S. Government sponsored enterprises (GSEs) and U.S. Government Agencies, and $49 million of CMOs and $21 million of ABS that were privately issued, all of which are rated Aaa.

The $828 million of total securities available for sale includes gross unrealized gains of $4 million and gross unrealized losses of $25 million. Unrealized gains and unrealized losses is the difference between a security’s estimated fair value and carrying value. The fair value of a security is generally influenced by two factors, market risk and credit risk. Market risk is the exposure of the security to changes in interest rate. There is an inverse relationship to changes in the fair value of the security with changes in interest rates, meaning that when rates increase the value of the security will decrease. Conversely, when rates decline the value of the security will increase. Credit risk arises from the extension of credit to a counter-party, for example a purchase of corporate debt in security form, and the possibility that the counter-party may not meet its contractual obligations. The Company’s policy is to invest in securities with low credit risk, such as U.S. Treasuries, U.S. government agencies (such as the Government National Mortgage Association or “GNMA”), GSEs (such as FHLMC), state and political obligations, and highly-rated private issue mortgage and asset-backed securities. Unlike agency debt, GSE debt is not secured by the full faith and credit of the United States.

The combined effect of the Company’s gross unrealized gains and gross unrealized losses, net of tax, is included as other comprehensive income (OCI) in stockholders’ equity, as none of the securities with gross unrealized losses are considered other than temporarily impaired. Of the $25 million of gross unrealized losses, $23 million relate to securities that have had a fair value less than book value for over twelve months, although not to this magnitude. Included in the $23 million of unrealized losses is $2 million related to three “Aaa” rated private issue mortgage related collateral mortgage obligations and $14 million related to six “Aaa” rated private issue asset backed obligations. These bonds have sufficient credit enhancement and the Company expects full recovery of principal. As of September 30, 2008, the Company has the ability to hold, and has no intent to dispose of, the related securities until maturity or upon fair value exceeding cost.

If it is determined that an investment is impaired and the impairment is other-than-temporary, an impairment loss is reclassified from OCI as a charge to earnings and a new carrying basis for the investment is established. The ESA was a significant change in circumstances that occurred after the reporting date. One feature of the ESA grants the Secretary of the Treasury the authority to purchase certain debt obligations from participating financial institutions. The Company has not fully considered the potential affects of or its participation in this feature of the ESA. Consequently, as of September 30, 2008, the ESA was not considered by the Company in assessing its intent to hold potentially affected securities until maturity or upon fair value exceeding cost.

For comparative purposes, at December 31, 2007, gross unrealized gains of $2 million and gross unrealized losses of $7 million were included in the securities available for sale portfolio. For further analysis of the securities available for sale portfolio, see Note 2 of the Notes to Consolidated Financial Statements.

Loans Held for Sale

At September 30, 2008, mortgage origination fundings awaiting sale were essentially flat at $4 million, compared to December 31, 2007. All loans held for sale are recorded at the lower of cost or market value. Residential mortgage loans are originated by the Company’s Mortgage Banking Segment, of which non-conforming adjustable rate, fixed-rate and balloon residential mortgages have historically been retained by the Bank. The conforming adjustable rate, fixed-rate and balloon residential mortgage loans were historically sold in the secondary market to eliminate interest rate risk, as well as to generate gains on the sale of these loans and servicing income. With the aforementioned Mortgage Restructuring, a majority of all mortgage loans are now being sold for a fee net of origination costs. See Significant Transactions, discussed above.

Loans

Loans represent the largest component of AMCORE’s earning asset base. At September 30, 2008, total loans were $3.8 billion, a decrease of $126 million from December 31, 2007, and represented 79% of total earning assets including COLI. The reduction in average loans is attributable to current market environment, where tighter credit pressures are generating pay downs faster than new loans are available, the Loan Sale and a higher level of charge-offs. See Note 3 of the Notes to Consolidated Financial Statements.

Total commercial real estate loans, including real estate construction loans, decreased $122 million or 5%. Residential real estate loans decreased $30 million or 6%. Commercial, financial and agricultural loans decreased $2 million or less than 1%. Installment and consumer loans increased $29 million or 9%.

Goodwill

There was no goodwill balance at September 30, 2008, down $6.1 million from December 31, 2007, due to the previously discussed Goodwill Charge.

Deposits

Total deposits at September 30, 2008 were $3.8 billion, a decrease of $190 million or 5% when compared to December 31, 2007. The decrease was due to a $542 million decrease in bank-issued deposits net of a $352 million increase in wholesale deposits. The decline in bank-issued deposits included a $46 million decline in non-interest bearing deposits and a $569 million decline in non-time interest bearing deposits. These declines were partly offset by a $74 million increase in time deposits. The declines in non-time deposits were largely attributable to institutional deposits, which included one large collateralized municipal deposit that re-priced and was withdrawn freeing up collateral for other uses. Some large corporate deposits are now included in our financials in the line item titled “short-term borrowings,” as they have elected to participate in our repo-sweep product. Balances in this product increased $73 million since December 31, 2007. The remainder typically have deposit balances that exceeded historical FDIC insurance limits and have elected to diversify their coverage by moving deposits to other financial institutions. The increase in time deposits is attributable to deposit attraction strategies employed by the Bank in recent months as well as growth in a product offered by the Bank that enables customers to increase their FDIC-insured balances. Bank-issued deposits represented 75% of total deposits at September 30, 2008 compared to 85% at December 31, 2007.

Borrowings

Borrowings totaled $862 million at September 30, 2008 and were comprised of $545 million of short-term borrowings and $317 million of long-term borrowings. Comparable amounts at the end of 2007 were $397 million and $369 million, respectively, for combined borrowings of $766 million. Since December 31, 2007, total borrowings have increased by $96 million, comprised of an $148 million increase in short-term borrowings and a $52 million decrease in long-term borrowings. The net increase in borrowings included $139 million in repurchase agreements (of which $73 million were the customer-sourced repo-sweep product), $55 million in Federal Reserve Bank Term Auction Facility (“TAF”) borrowings, $34 million in U.S. Treasury tax and loan note accounts and $10 million in draws against senior debt. The increase was partially offset by a $109 million decline in Fed Funds purchased and a $31 million decrease in Federal Home Loan Bank (FHLB) advances. Subsequent to the end of the third quarter 2008, the Company shortened the maturity of its senior debt to July 31, 2009. See Notes 5 and 6 of the Notes to Consolidated Financial Statements.

The Company has $50 million of Trust Preferred securities that qualify as Tier 1 Capital for regulatory capital purposes for the Company. The Bank has two fixed/floating rate junior subordinated debentures totaling a combined $50 million that qualify as Tier 2 Capital for regulatory capital purposes for both the Bank and the Company.

On April 17, 2008, Fitch downgraded the Company’s and the Bank’s long-term and short-term Issuer Default ratings to BB+/B. In addition, Fitch revised the Rating Outlook to Negative from Stable. On October 16, 2008, Fitch further downgraded the Company’s and the Bank’s long-term Issuer Default rating to BB- and BB, respectively.

Stockholders’ Equity

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

Mortgage loan sales—Historically, the Company sold most of the mortgage loans that it originated to the secondary market, retaining the right to service the loans that are sold. As a result, the loans were removed from the Company’s Consolidated Balance Sheets, an OMSR asset was recorded and gains on the sale of the loans were recognized, pursuant to SFAS No 140. During 2007, the Company sold the majority of its OMSR portfolio. The Company now sells the majority of the mortgage loans that it originates, including the rights to service the loans sold, to a national mortgage services company in a private-label loan processing and servicing support arrangement. See above discussion of Significant Transactions. At September 30, 2008 and December 31, 2007, the unpaid principal balance of mortgage loans serviced for others was $16 million and $17 million, respectively. These loans are not recorded on the Company’s Consolidated Balance Sheets. As of September 30, 2008 and December 31, 2007, the Company had recorded $0.1 million of OMSRs. There were no impairment valuation allowances for either period. See Note 4 of the Notes to Consolidated Financial Statements.

Derivatives—The Company periodically uses derivative contracts to help manage its exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives used most often are interest rate swaps, and on occasion caps, collars and floors (collectively the “Interest Rate Derivatives”), mortgage loan commitments and forward contracts. As of September 30, 2008 and December 31, 2007, there were no caps, collars or floors outstanding. Interest Rate Derivatives are contracts with a third-party (the “Counter-party”) to exchange interest payment streams based upon an assumed principal amount (the “Notional Principal Amount”). The Notional Principal Amount is not advanced to/from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams and is not recorded on the Consolidated Balance Sheets. AMCORE does not have any derivatives that are held or issued for trading purposes but it does have some derivatives that do not qualify for hedge accounting. AMCORE monitors credit risk exposure to the Counter-parties. All Counter-parties, or their parent company, have investment grade credit ratings and are expected to meet any outstanding interest payment obligations.

The total notional amount of Interest Rate Derivatives outstanding was $18 million and $141 million as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008, Interest Rate Derivatives had a net negative carrying and fair value of $0.6 million, compared to a net negative carrying and fair value of $1.7 million at December 31, 2007. The total notional amount of forward contracts outstanding for mortgage loans to be sold was $14 million and $23 million as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008, the forward contracts had a net positive carrying and fair value of $0.2 million compared to a net negative carrying and fair value of $0.1 million at December 31, 2007. For further discussion of derivatives, see Note 7 of the Notes to Consolidated Financial Statements.

Loan commitments and letters of credit—The Company, as a provider of financial services, routinely enters into commitments to extend credit to its Bank customers, including through a variety of letters of credit. Letters of credit are a conditional but generally irrevocable form of guarantee on the part of the Bank to make payments to a third party obligee, upon the default of payment or performance by the Bank customer or upon consummation of the underlying transaction as intended. While these represent a potential outlay by the Company, a significant amount of the commitments and letters of credit may expire without being drawn upon. Commitments and letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by the Company.

At both September 30, 2008 and December 31, 2007, liabilities in the amount of $0.1 million, representing the value of the guarantee obligations associated with certain of the letters of credit, had been recorded in accordance with FIN No. 45. These amounts are expected to be amortized into income over the lives of the commitments. The contractual amount of all letters of credit, including those exempted from the scope of FIN No. 45, was $126 million and $192 million at September 30, 2008 and the end of 2007, respectively. See Note 8 of the Notes to Consolidated Financial Statements.

The net carrying value of mortgage loan commitments recorded as a liability totaled $0.1 million and as an asset totaled less than $0.1 million at September 30, 2008 and December 31, 2007, respectively. These amounts represent the fair value of those commitments marked-to-market in accordance with SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities” and in accordance with SAB No. 105. The total notional amount of mortgage loan commitments was $14 million at September 30, 2008 and $18 million at December 31, 2007. See Note 7 of the Notes to Consolidated Financial Statements.

At September 30, 2008 and December 31, 2007, the Company had extended $701 million and $867 million, respectively, in loan commitments other than the mortgage loan commitments and letters of credit described above. This amount represented the notional amount of the commitment. A contingent liability of $4.3 million and $1.0 million has been recorded for the Company’s estimate of probable losses on unfunded commitments outstanding at September 30, 2008 and December 31, 2007, respectively.

Equity investments—The Company has some non-marketable equity investments that have not been consolidated in its financial statements but rather are recorded in accordance with either the cost or equity method of accounting depending on the percentage of ownership. At both September 30, 2008 and December 31, 2007, these investments included $5 million and $4 million, respectively, in CRA related investments. Not included in the carrying amount were commitments to fund an additional $1.5 million, at some future date. The Company also has recorded investments of $4 million, $20 million, and less than $0.1 million, respectively, in stock of the Federal Reserve Bank, the FHLB and preferred stock of Federal Agricultural Mortgage Corporation at September 30, 2008. At December 31, 2007, these amounts were $4 million, $20 million, and $0.1 million, respectively. These investments are recorded at amortized historical cost or fair value, as applicable, with income recorded when dividends are declared.

Other investments, comprised of various affordable housing tax credit projects (AHTCP) and other CRA related investments, totaled approximately $0.6 million and $0.7 million at September 30, 2008 and December 31, 2007, respectively. Losses are limited to the remaining investment and there are no additional funding commitments on the AHTCPs by the Company. Those investments without guaranteed yields were reported on the equity method, while those with guaranteed yields were reported using the effective yield method. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus additional commitments, if any, and the potential for the recapture of tax credits on AHTCP should it fail to qualify for the entire period required by tax regulations.

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

Fiduciary and agency—The Company’s subsidiaries also hold assets in a fiduciary or agency capacity that are not included in the Consolidated Financial Statements because they are not assets of the Company. Total assets administered by the Company were $2.2 billion at September 30, 2008 and $2.7 billion at December 31, 2007.

Contractual Obligations

In the ordinary course of its business, the Company enters into certain contractual arrangements. These obligations include issuance of debt to fund operations, property leases and derivative transactions. With the predominant portion of its business being banking, the Company routinely enters into and exits various funding relationships including the issuance and extinguishment of long-term debt. See the discussion of Borrowings above, and Note 6 of the Notes to Consolidated Financial Statements. During the second quarter of 2008, the Bank gave notice of its intent to exit one of its limited branch offices, recording a lease termination obligation of

$938,000, which is reflected as a contractual obligation under operating leases in the table below. Also, year-to-date 2008, the Company terminated the majority of its interest rate swap arrangements. As a result of these swap terminations, the amounts remaining from the table below are less than $3 million, with no payments extending beyond five years. Subsequent to the end of the third quarter 2008, the Company shortened the maturity of its senior debt. In the table below, it was reflected as long-term debt in the 1-3 years column with a balance of $10 million. The balance at September 30, 2008 was $20 million with a remaining maturity of less than one year. As the nature of its business dictates, the composition of the Company’s funding mix is constantly changing and will affect the level of time deposits and long-term debt. Apart from the foregoing, there were no other material changes in the Company’s contractual obligations since the end of 2007. Amounts as of December 31, 2007 are listed in the following table:

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

ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

AMCORE’s credit risk is centered in its loan portfolio, which totaled $3.8 billion, or 79% of earning assets, including COLI on September 30, 2008. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as to reduce the risk of a loss resulting from a customer’s failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration and borrower concentration.

The Company is also exposed to carrier credit risk with respect to its $144 million investment in COLI. AMCORE has managed this risk by utilizing “separate accounts” in which its credit exposure is to a specific investment portfolio rather than the carrier. The underlying investment portfolios (which are managed by parties other than AMCORE) consist of investment grade securities and the investment guidelines typically have a requirement to sell if the securities are downgraded. Separate accounts constitute the majority of AMCORE’s COLI portfolio. In terms of COLI accounts where AMCORE is directly exposed to carrier risk, this risk has been managed by diversifying its holdings among multiple carriers and by periodic internal credit reviews. All carriers have investment grade ratings from the major rating agencies.

Allowance for Loan Losses—The Allowance is a significant estimate that is regularly reviewed by management to determine whether or not the amount is considered adequate to absorb inherent losses that are probable as of the reporting date. If not, an additional Provision is made to increase the Allowance. Conversely, this review could result in a decrease in the Allowance. This evaluation includes specific loss estimates on certain individually reviewed impaired loans and statistical loss estimates for loan groups or pools that are based on historical loss experience. Also included are other loss estimates, which reflect the current credit environment that are not otherwise captured in the historical loss rates.

The determination by management of the appropriate level of the Allowance amounted to $134.8 million at September 30, 2008, compared to $53.1 million at December 31, 2007, an increase of $81.7 million or 154%. Specific loss estimates on individually reviewed impaired loans and loss estimates on loan pools increased $14.9 million and $66.8 million, respectively, at September 30, 2008 compared to December 31, 2007. The increase in the Allowance was taken in light of sustained increases in non-performing loans, increased delinquencies, higher net charge-offs and the rapid deterioration in real estate sales activity in the Midwest that negatively affects the liquidity and capital resources of borrowers and the borrower’s ability to make principal and interest payment when due. The decline in sales activity also leads to eroding property values, which serve as collateral for the repayment of loans.

At September 30, 2008, the Allowance as a percent of total loans and of non-performing loans was 3.54% and 70%, respectively. These compare to the same ratios at December 31, 2007 of 1.35% and 75%. Net charge-offs were $43.7 million in the first nine months of 2008, an increase of $31.6 million from $12.1 million in the first nine months of 2007. Annualized, net charge-offs were 1.51% and 0.41% of average loans, respectively. Increases included commercial real estate net charge-offs of $24.9 million, residential real estate net charge-offs of $5.7 million, consumer/installment net charge-offs of $0.6 million, and $0.4 million in commercial and industrial net charge-offs.

Non-performing Assets—Non-performing assets consist of non-accrual loans, loans ninety days past due and still accruing interest, foreclosed real estate and other repossessed assets. Non-performing assets totaled $202.0 million as of September 30, 2008, an increase of $126.9 million, or 169%, from $75.1 million at December 31, 2007. The increase since December 31, 2007 consisted of a $120.6 million increase in non-performing loans driven by a rapid weakening of real estate conditions in the Company’s markets. These market conditions are expected to persist into the fourth quarter of 2008 and beyond. Foreclosed assets increased by $6.3 million, as newly foreclosed loans exceeded liquidations of existing foreclosed assets. Total non-performing assets represented 4.03% and 1.45% of total assets at September 30, 2008 and December 31, 2007, respectively.

In addition to the amount of non-performing loans, management is aware that other possible credit problems of borrowers may exist. These include loans that are migrating from grades with lower risk of loss probabilities into grades with higher risk of loss probabilities, as performance and potential repayment issues surface. The Company monitors these loans and adjusts its historical loss rates in its Allowance evaluation accordingly. The most severe of these loans are credits that are classified as substandard assets due to either less than satisfactory performance history, lack of borrower’s sound worth or paying capacity, or inadequate collateral. As of September 30, 2008 and December 31, 2007, there were $7.1 million and $5.6 million, respectively, in this risk category that were 60 to 89 days delinquent and $31.2 million and $12.8 million, respectively, that were 30 to 59 days past due. At September 30, 2008, 87% of these loans were current or less than thirty days past due.

Concentration of Credit Risks— As previously discussed, AMCORE strives to maintain a diverse loan portfolio in an effort to minimize the effect of credit risk. Summarized below are the characteristics of classifications that exceed 10% of total loans.

Commercial, financial, and agricultural loans were $765 million at September 30 2008, and comprised 20% of gross loans, of which 2.45% were non-performing. Net charge-offs of commercial loans in the first nine months of 2008 and 2007 were 0.83% and 0.73%, respectively, of the average balance of the category.

Commercial real estate and construction loans were $2.2 billion at September 30, 2008, comprising 59% of gross loans, of which 6.56 % were classified as non-performing. Net charge-offs of construction and commercial real estate loans during the first nine months of 2008 and 2007 were 1.71% and 0.25%, respectively, of the average balance of the category.

The above commercial loan categories included $683 million in construction, land development loans and other land loans and $613 million of loans to lessors of non-residential building, which were 18% and 16% of total loans, respectively. There were no other loan concentrations within these categories that exceeded 10% of total loans.

Residential real estate loans, which include home equity and permanent residential financing, totaled $438 million at September 30, 2008, and represented 12% of gross loans, of which 5.61% were non-performing. Net charge-offs of residential real estate during the first nine months of 2008 and 2007 were 1.74% and 0.08%, respectively, of the average balance in this category. The increases in net charge-offs reflects credit conditions in general and the chargedown of two larger credits. The Bank does not engage in sub-prime lending.

Installment and consumer loans were $364 million at September 30, 2008, and comprised 10% of gross loans, of which 0.33% were non-performing. Net charge-offs of consumer loans during the first nine months of 2008 and 2007 were 1.40% and 1.29%, respectively, of the average balance of the category. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $303 million at September 30, 2008. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of consumer credit.

Contained within the concentrations described above, the Company has $1.5 billion of interest only loans, of which $870 million are included in the construction and commercial real estate loan category, $458 million are included in the commercial, financial, and agricultural loan category, and $166 million are in home equity loans and lines of credit. The Company does not have any negative amortization loans, and does not have material concentrations in relation to its total portfolio of high loan-to-value loans, option adjustable-rate mortgage loans or loans that initially have below market rates that significantly increase after the initial period.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity Management

Overview—Liquidity management is the process by which the Company, through its Asset and Liability Committee (ALCO) and capital markets and treasury function, ensures that adequate liquid funds are available to meet its financial commitments on a timely basis, at a reasonable cost and within acceptable risk tolerances.

Liquidity is derived primarily from bank-issued deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources include brokered CDs, Fed Funds purchased lines, Federal Reserve Bank discount window advances, U.S. Treasury tax and loan note accounts (“TT&L”), TAF borrowings, FHLB advances, repurchase agreements, the sale or securitization of loans, subordinated debentures, balances maintained at correspondent banks and access to other capital market instruments. Bank-issued deposits, which exclude wholesale deposits, are considered by management to be the primary, most stable and most cost-effective source of funding and liquidity. The Bank also has capacity, over time, to place additional brokered CD’s as a source of mid- to long-term funds. The ESA and related government programs may also be a source of potential liquidity. AMCORE is actively reviewing these programs for their potential to add value to its customers and business and has not determined their potential impact on its future financial position, results of operation, cash flows or liquidity.

Uses of liquidity include funding credit obligations to borrowers, funding of mortgage originations pending sale, withdrawals by depositors, repayment of debt when due or called, maintaining adequate collateral for public deposits, paying dividends to shareholders, payment of operating expenses, funding capital expenditures and maintaining deposit reserve requirements.

During the first nine months of 2008, wholesale funding, which includes borrowings and brokered deposits, increased $449 million. Of this increase, $73 million were the Bank’s customer-sourced repo-sweep product. Wholesale funding represented 36% of total assets at September 30, 2008, compared to 26% as of the end of 2007. The Company’s liquidity was considered adequate to meet its short-term and long-term needs as of September 30, 2008.

Investment securities portfolio—Scheduled maturities of the Company’s investment securities portfolio and the prepayment of mortgage and asset backed securities represent a significant source of liquidity. Approximately $8 million, or less than 1%, of the securities portfolio will contractually mature during the remainder of 2008. This does not include mortgage and asset backed securities since their payment streams may differ from contractual maturities because borrowers may have the right to prepay obligations, typically without penalty. For example, scheduled maturities for 2007, excluding mortgage and asset backed securities, were $13 million, whereas actual proceeds from the portfolio, which included scheduled payments and prepayments of mortgage and asset backed securities, were $196 million.

Loans—Funding of loans is the most significant liquidity need, representing 76% of total assets as of September 30, 2008. Since December 31, 2007, loans decreased $126 million. Loans held for sale, which represents mortgage origination funding awaiting sale, increased $0.3 million. The scheduled repayments and maturities of loans represent a substantial source of liquidity.

Bank-issued deposits—Bank-issued deposits are the most cost-effective and reliable source of liquidity for the Company. Since December 31, 2007, bank-issued deposits declined $542 million. Bank-issued deposits represented 75% of total deposits at September 30, 2008 compared to 85% at December 31, 2007. See above discussion of deposits under Balance Sheet Review.

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

Other sources of liquidity—As of September 30, 2008, other sources of potentially available liquidity included unused collateral sufficient to support $317 million in Federal Reserve Bank discount window advances, $211 million of unpledged debt investment securities, $26 million of FHLB advances and $260 million in TT&L (both of which can also be used for TAF borrowings). The Company also has capacity, over time, to place sufficient amounts of brokered CDs as a source of mid- to long-term liquidity. Unfunded Fed Funds lines also provide a source of overnight liquidity. The Bank’s indirect auto portfolio, which at September 30, 2008 was $303 million, is a potential source of liquidity through future loans sales or securitizations. The sale of preferred stock to the United States Treasury and temporary expansion of FDIC insured deposit levels pursuant to the CPP is also a potential source of liquidity that is being evaluated. Fed Funds lines are uncommitted lines and unpledged debt investment securities may not result in the same dollar amount of liquidity due to overcollateralization requirements.

Other uses of liquidity – At September 30, 2008, other potential uses of liquidity totaled $841 million and included $701 million in commitments to extend credit, $14 million in residential mortgage commitments primarily held for sale, and $126 million in letters of credit. At December 31, 2007, these amounts totaled $1.1 billion.

The Company entered into a stock redemption agreement (Redemption Agreement) on October 16, 1989, as amended June 30, 1993, pursuant to Section 303 of the Internal Revenue Code to pay death taxes and other related expenses of certain stockholders. Such redemptions may be subject to bank regulatory agency approvals or limited by debt covenant restrictions.

The Company’s $20 million credit facility is due July 31, 2009.

Capital Management

Total stockholders’ equity at September 30, 2008 was $289 million, a decrease of $80 million from December 31, 2007. The decrease in stockholders’ equity was due to a $72 million decrease in retained earnings and a $10 million decrease in accumulated other comprehensive income, net of other increases in capital of $2 million. The $72 million decrease in retained earnings was due to the $66 million 2008 year-to-date net loss and cash dividends paid of $6 million. In addition to the cash dividends, the Company paid stock dividends in June and September 2008 equivalent to $0.135 per share each. Beginning equity account balances were restated for the effects of the stock dividends and all share amounts were restated for all periods presented. The book value per share decreased $3.57 per share to $12.74 at September 30, 2008, down from $16.31 at December 31, 2007.

As part of the Repurchase Program, the Company was authorized to repurchase shares in open market and private transactions in accordance with Exchange Act Rule 10b-18. These repurchases are used in part to replenish the Company’s treasury stock for reissuances related to stock options and other employee benefit plans. Included in the repurchased shares are direct repurchases from participants related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. During the first nine months of 2008, the Company purchased 11,362 shares in open-market and private transactions at an average price of $24.24 per share.

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

As the following table indicates, AMCORE’s total risk-based capital, Tier 1 capital and leverage ratio all exceeded the regulatory minimums, as of September 30, 2008. In addition, as of the most recent notification from the Company’s regulators, the Bank is considered “well capitalized” under the regulatory framework.

(Dollars in thousands)	September 30, 2008		December 31, 2007
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$448,078	10.70%	$519,487	11.68%
Total Capital Minimum	335,049	8.00%	355,697	8.00%

Amount in Excess of Regulatory Minimum	$113,029	2.70%	$163,790	3.68%

Tier 1 Capital (to Risk Weighted Assets)	$344,655	8.23%	$415,371	9.34%
Tier 1 Capital Minimum	167,525	4.00%	177,849	4.00%

Amount in Excess of Regulatory Minimum	$177,130	4.23%	$237,522	5.34%

Tier 1 Capital (to Average Assets)	$344,655	6.74%	$415,371	8.00%
Tier 1 Capital Minimum	204,486	4.00%	207,725	4.00%

Amount in Excess of Regulatory Minimum	$140,169	2.74%	$207,646	4.00%

Risk Weighted Assets	$4,188,113		$4,446,219

Average Assets	$5,112,139		$5,193,119

TABLE 1

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	For the Three Months ended September 30,
	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$882,289	$10,261	4.65%	$860,426	$9,813	4.56%
Short-term investments	96,027	471	1.95%	4,814	80	6.61%
Loans held for sale	4,523	78	6.85%	8,514	139	6.51%
Loans:
Commercial	765,776	10,856	5.64%	803,529	16,695	8.24%
Commercial real estate	2,234,286	32,014	5.70%	2,382,397	46,520	7.75%
Residential real estate	445,837	6,476	5.79%	491,982	8,805	7.13%
Consumer	361,107	7,140	7.87%	316,879	6,197	7.76%

Total loans (1) (3)	$3,807,006	$56,486	5.90%	$3,994,787	$78,217	7.77%

Total interest-earning assets	$4,789,845	$67,296	5.60%	$4,868,541	$88,249	7.20%
Allowance for loan losses	(123,693)			(42,354)
Non-interest-earning assets	438,972			420,190

Total assets	$5,105,124			$5,246,377

Liabilities and Stockholders’ Equity:
Interest-bearing demand & savings deposits	$1,462,149	$5,230	1.42%	$1,809,846	$15,701	3.44%
Time deposits	1,048,560	9,988	3.79%	1,130,992	13,385	4.70%

Total bank issued interest-bearing deposits	$2,510,709	$15,218	2.41%	$2,940,838	$29,086	3.92%
Wholesale deposits	887,366	10,281	4.61%	649,906	8,398	5.13%
Short-term borrowings	510,945	4,175	3.25%	294,584	3,775	5.08%
Long-term borrowings	350,035	4,516	5.05%	421,826	5,962	5.61%

Total interest-bearing liabilities	$4,259,055	$34,190	3.19%	$4,307,154	$47,221	4.35%
Non-interest bearing deposits	476,378			499,550
Other liabilities	55,456			59,949
Realized Stockholders’ Equity	320,549			391,731
Other Comprehensive Loss	(6,314)			(12,007)

Total Liabilities & Stockholders’ Equity	$5,105,124			$5,246,377

Net Interest Income (FTE)		$33,106			$41,028

Net Interest Spread (FTE)			2.41%			2.85%

Interest Rate Margin (FTE)			2.76%			3.35%

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35%. FTE adjustments totaled $844,000 in 2008 and $657,000 in 2007.
(2)	The average balances of the securities are based on amortized historical cost.
(3)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $704,000 and $974,000 for 2008 and 2007, respectively.

TABLE 2

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	For the Nine Months ended September 30,
	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$884,377	$31,069	4.68%	$875,414	$29,343	4.47%
Short-term investments	39,562	615	2.08%	9,123	402	5.89%
Loans held for sale	6,957	334	6.40%	11,417	480	5.61%
Loans:
Commercial	775,356	35,471	6.11%	805,612	49,684	8.25%
Commercial real estate	2,296,659	104,933	6.10%	2,375,594	138,035	7.77%
Residential real estate	458,391	20,791	6.05%	495,128	26,214	7.07%
Consumer	347,104	20,521	7.90%	311,891	17,876	7.66%

Total loans (1) (3)	$3,877,510	$181,716	6.26%	$3,988,225	$231,809	7.77%

Total interest-earning assets	$4,808,406	$213,734	5.94%	$4,884,179	$262,034	7.17%
Allowance for loan losses	(92,406)			(42,361)
Non-interest-earning assets	426,570			413,936

Total assets	$5,142,570			$5,255,754

Liabilities and Stockholders’ Equity:
Interest-bearing demand & savings deposits	$1,688,419	$23,437	1.85%	$1,793,738	$44,729	3.33%
Time deposits	996,281	30,169	4.04%	1,163,861	40,725	4.68%

Total bank issued interest-bearing deposits	$2,684,700	$53,606	2.67%	$2,957,599	$85,454	3.86%
Wholesale deposits	721,838	25,603	4.74%	681,247	26,159	5.13%
Short-term borrowings	492,316	12,849	3.49%	259,171	9,766	5.04%
Long-term borrowings	360,563	14,346	5.23%	405,978	17,287	5.69%

Total interest-bearing liabilities	$4,259,417	$106,404	3.33%	$4,303,995	$138,666	4.31%
Non-interest bearing deposits	482,920			498,402
Other liabilities	55,355			64,591
Realized Stockholders’ Equity	346,544			399,772
Other Comprehensive Loss	(1,666)			(11,006)

Total Liabilities & Stockholders’ Equity	$5,142,570			$5,255,754

Net Interest Income (FTE)		$107,330			$123,368

Net Interest Spread (FTE)			2.61%			2.86%

Interest Rate Margin (FTE)			2.99%			3.37%

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35%. FTE adjustments totaled $2.3 million in 2008 and $1.9 million in 2007.
(2)	The average balances of the securities are based on amortized historical cost.
(3)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $2.3 million and $2.4 million for 2008 and 2007, respectively.

TABLE 3

ANALYSIS OF QUARTER-TO-QUARTER CHANGES IN NET INTEREST INCOME

	For the Three Months Ended September 30, 2008/2007
	Increase/(Decrease) Due to Change in		Total Net
	Average Volume	Average Rate	Increase (Decrease)
	(in thousands)
Interest Income:
Investment securities	$252	$196	$448
Short-term investments	485	(94)	391
Loans held for sale	(68)	7	(61)

Loans:
Commercial	(782)	(5,057)	(5,839)
Commercial real estate	(2,763)	(11,743)	(14,506)
Residential real estate	(778)	(1,551)	(2,329)
Consumer	859	84	943

Total loans	(3,556)	(18,175)	(21,731)

Total Interest-Earning Assets	$(1,416)	$(19,537)	$(20,953)

Interest Expense:
Interest-bearing demand & savings deposits	$(2,583)	$(7,888)	$(10,471)
Time deposits	(931)	(2,466)	(3,397)

Total bank issued interest-bearing deposits	(3,815)	(10,053)	(13,868)
Wholesale deposits	2,800	(917)	1,883
Short-term borrowings	2,089	(1,689)	400
Long-term borrowings	(912)	(534)	(1,446)

Total Interest-Bearing Liabilities	$(521)	$(12,510)	$(13,031)

Net Interest Income (FTE)	$(895)	$(7,027)	$(7,922)

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

TABLE 4

ANALYSIS OF YEAR-TO-DATE CHANGES IN NET INTEREST INCOME

	For the Nine Months Ended September 30, 2008/2007
	Increase/(Decrease) Due to Change in		Total Net
	Average Volume	Average Rate	Increase (Decrease)
	(in thousands)
Interest Income:
Investment securities	$303	$1,423	$1,726
Short-term investments	614	(401)	213
Loans held for sale	(207)	61	(146)

Loans:
Commercial	(1,801)	(12,412)	(14,213)
Commercial real estate	(4,442)	(28,660)	(33,102)
Residential real estate	(1,846)	(3,577)	(5,423)
Consumer	2,082	563	2,645

Total loans	(6,258)	(43,835)	(50,093)

Total Interest-Earning Assets	$(3,993)	$(44,307)	$(48,300)

Interest Expense:
Interest-bearing demand & savings deposits	$(2,488)	$(18,804)	$(21,292)
Time deposits	(5,440)	(5,116)	(10,556)

Total bank issued interest-bearing deposits	(7,313)	(24,535)	(31,848)
Wholesale deposits	1,518	(2,074)	(556)
Short-term borrowings	6,783	(3,700)	3,083
Long-term borrowings	(1,698)	(1,243)	(2,941)

Total Interest-Bearing Liabilities	$(1,408)	$(30,854)	$(32,262)

Net Interest Income (FTE)	$(2,585)	$(13,453)	$(16,038)

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

TABLE 5

ASSET QUALITY

The components of non-performing loans and foreclosed assets at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Impaired loans:
Non-accrual loans
Commercial	$18,430	$347
Real estate	159,037	35,446
Other non-performing:
Non-accrual loans (1)	12,668	5,179
Loans 90 days or more past due and still accruing	1,267	29,826

Total non-performing loans	$191,402	$70,798

Foreclosed assets:
Real estate	10,224	4,108
Other	393	201

Total foreclosed assets	$10,617	$4,309

Total non-performing assets	$202,019	$75,107

(1)	These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

An analysis of the allowance for loan losses for the periods ended Septemeber 30, 2008 and 2007 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in thousands)		($ in thousands)
Balance at beginning of period	$133,393	$40,714	$53,140	$40,913
Charge-Offs:
Commercial, financial and agricultural	4,329	3,052	6,055	5,845
Real estate – Commercial	20,131	377	30,601	4,522
Real estate – Residential	1,767	163	6,055	434
Installment and consumer	2,057	1,728	5,427	4,560

	28,284	5,320	48,138	15,361
Recoveries:
Commercial, financial and agricultural	233	310	1,228	1,430
Real estate – Commercial	730	21	1,286	154
Real estate – Residential	45	71	96	129
Installment and consumer	519	423	1,795	1,548

	1,527	825	4,405	3,261
Net Charge-Offs	26,757	4,495	43,733	12,100
Provision charged to expense	48,000	15,281	145,229	22,687
Reduction due to sale of loans	(19,803)	—	(19,803)	—

Balance at end of period	$134,833	$51,500	$134,833	$51,500

Ratio of net-charge-offs during the period to average loans outstanding during the period (1)	2.80%	0.45%	1.51%	0.41%

(1)	On an annualized basis.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table summarizes the affect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 100 basis points and no change in the slope of the yield curve:

Change In Interest Rates	As of September 30, 2008	As of December 31, 2007
+100	2.8%	+1.8%
-100	-6.0%	-5.5%

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

Subsequent to the end of the third quarter 2008, VISA, Inc. reached a settlement in certain litigation with Discover Financial Services (“Discover”). The amount of the settlement with Discover exceeded the amount retained in escrow by VISA, Inc. from the proceeds of its initial public offering. VISA, Inc. has expressed its intention to issue escrowed stock during the fourth quarter of 2008 to cover the additional reserve requirement. The Company has determined that its share of the additional reserve requirements to settle the litigation with Discover is not material with respect to its consolidated financial statements as of and for the three and nine months ended September 30, 2008.

ITEM 1A.	Risk Factors

The Company’s 2007 10-K for the fiscal year ended December 31, 2007 includes a detailed discussion of certain material risk factors facing the Company. The information presented below describes updates and additions to such risk factors and should be read in conjunction with those disclosed in our Form 10-K.

There can be no assurance that the recently enacted legislation will help stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “ESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the ESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the ESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit or the trading price of its common stock.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that AMCORE will not experience an adverse effect, which may be material, on the Company’s ability to access capital and on its business, financial condition and results of operations.

Current market developments may adversely affect AMCORE’s industry, business, financial condition and results of operations.

Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect the Company’s business, financial condition and results of operations. For example:

•

Market developments may affect borrower confidence levels, behaviors and financial condition, which could impact their borrowing and payment activities, and the Company’s ability to assess creditworthiness, which could impact lending activities, charge-offs and provision for loan losses.

•	Estimates of inherent losses in the loan portfolio rely on complex judgments, including forecasts of economic conditions and may no longer be capable of accurate estimation.

•	The ability to borrow from other financial institutions or other funding transactions could be adversely affected.

•	AMCORE may be required to pay significantly higher Federal Deposit Insurance Corp. (FDIC) premiums due to depletion of the insurance fund, and a reduction of the ratio of reserves to insured deposits.

•

Increased regulation in the financial services industry, including as a result of the ESA, could increase compliance costs and challenges, and limit the Company’s ability to pursue business opportunities.

•	Industry competition could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

The soundness of other financial institutions could adversely affect AMCORE.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose AMCORE to credit risk in the event of default of the counterparty or client. In addition, AMCORE’s credit risk may be exacerbated when the collateral held by it cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan, investment or derivative exposure. There is no assurance that any such losses would not materially and adversely affect AMCORE’s financial condition and results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table presents information relating to all Company repurchases of common stock during the third quarter of 2008:

Issuer Purchases of Equity Securities
Period	(a) Total # of Shares Purchased	(b) Average Price Paid per Share	(c) Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum # (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2008	835	$22.83	—	—
August 1 – 31, 2008	—	—	—	—
September 1 – 30, 2008	—	—	—	—

Total during quarter	835	$22.83	—	—

The Company does not have a formally announced Repurchase Program in place at this time, however, the Company may periodically repurchase shares in open-market transactions in accordance with Exchange Act Rule 10b-18 through a limited group of brokers. These repurchases are used to replenish the Company’s treasury stock for re-issuances related to stock option exercises and other employee benefit plans. Included in the repurchased shares above are direct repurchases from participants, at their discounted price, related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. There were no shares tendered in the third quarter to effect stock option exercise transactions in the numbers above.

ITEM 6.	Exhibits

3	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

3.1	By-laws of AMCORE Financial, Inc., as amended February 11, 2004 (Incorporated by reference to Exhibit 3.2 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.1	Transitional Compensation Agreement dated August 25, 2008, between AMCORE Financial, Inc., and Guy Francesconi.

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCORE Financial, Inc.
Date: November 7, 2008

	By:	/s/ Judith Carré Sutfin
Judith Carré Sutfin
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

3.1	By-laws of AMCORE Financial, Inc., as amended February 11, 2004. (Incorporated by reference to Exhibit 3.2 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.1	Transitional Compensation Agreement dated August 25, 2008, between AMCORE Financial, Inc., and Guy Francesconi.

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.