Form 10-K
period 2008-12-31
AMCORE FINANCIAL INC
filed 2009-03-16
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number 0–13393

AMCORE Financial, Inc.

NEVADA	36–3183870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Seventh Street, Rockford, Illinois 61104

Telephone Number (815) 968–2241

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $0.22 par value

Common Stock Purchase Rights

The NASDAQ Stock Market

(Name of Exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of February 13, 2009, 22,682,000 shares of common stock were outstanding. The aggregate market value of the common equity held by non-affiliates, computed by reference to the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $112.3 million.

Documents Incorporated by Reference:

Portions of the Proxy Statement and Notice of 2009 Annual Meeting, dated March 19, 2009 are incorporated by reference into Part III of the Form 10-K for the fiscal year ended December 31, 2008.

AMCORE FINANCIAL, INC.

Form 10–K Table of Contents

PART I

ITEM 1.	BUSINESS

General

AMCORE Financial, Inc. (“AMCORE” or the “Company”) is a registered bank holding company incorporated under the laws of the State of Nevada in 1982. The Company’s corporate headquarters is located at 501 Seventh Street in Rockford, Illinois. The operations are divided into four business segments: Commercial Banking, Retail Banking, Investment Management and Trust and Mortgage Banking. For expanded discussion on the Company’s segments, see Note 16 of the Notes to Consolidated Financial Statements. AMCORE owns directly or indirectly all of the outstanding common stock of each of its subsidiaries and provides its subsidiaries with advice and counsel on policies and operating matters among other things.

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

Banking Segments

General – AMCORE directly owns AMCORE Bank, N.A. (Bank), a nationally chartered bank. AMCORE also indirectly owns Property Exchange Company, a qualified intermediary, which is a subsidiary of the Bank, and dissolved the consumer finance subsidiary, AMCORE Consumer Finance Company, Inc. in June of 2007.

Geographic and Economic Information – The Bank conducts business at 74 branch locations throughout northern Illinois and southern Wisconsin (the “Service Area”). The Banking segments’ Service Area is dispersed among five basic economic areas: the Rockford, Illinois metropolitan area (Rockford), the Madison, Wisconsin metropolitan area (Madison), the Chicago, Illinois metropolitan area (Chicagoland), the Milwaukee, Wisconsin suburbs (Milwaukee) and community banking branches which are not otherwise specified (Community Banking). Locations in the Chicagoland, Rockford, Madison and Milwaukee economic areas are generally bounded by Interstates 94 in the north, 294 and 94 in the east, 80 in the south and 90 and 39 in the west where population growth, homeownership and household income are high and where there is a high concentration of mid-sized businesses.

Among the five economic areas, Rockford has the highest concentration of manufacturing activities. Community banking has a greater concentration of smaller-sized business and agricultural activities. All five economic areas are experiencing higher unemployment, compared to a year ago, with the Rockford Metropolitan Statistical Areas or MSA, showing the greatest increase in unemployment. The Midwest economy continues to experience deterioration in the real estate markets with tightened liquidity, lengthening of the sales cycle and declining collateral values.

The Bank has locations throughout northern Illinois, excluding the far northwestern counties, including the Illinois cities of Algonquin, Antioch, Aurora, Belvidere, Carol Stream, Carpentersville, Chicago, Crystal Lake, Deerfield, Dixon, Elgin, Freeport, Joliet, Lake Zurich, Lombard, Machesney Park, McHenry, Mendota, Mt. Prospect, Naperville, Northbrook, Oregon, Orland Park, Peru, Princeton, Rock Falls, Rockford, Roscoe, St. Charles, Schaumburg, South Beloit, Sterling, Vernon Hills, Wheaton, Willowbrook, Woodstock and the surrounding communities. The Bank conducts business at 20 locations throughout southern Wisconsin, including the Wisconsin cities of Argyle, Baraboo, Belleville, Darlington, Lodi, Madison, Monroe, Mt. Horeb, New Glarus, Portage, Sauk City, Verona, Wauwatosa and the surrounding communities.

Through its banking locations, AMCORE provides various consumer banking, commercial banking and related financial services. AMCORE also conducts banking business through four supermarket branches, which gives the customer convenient access to banking services seven days a week.

Investment Portfolio and Policies – As a complement to its Commercial and Retail Banking segments, the Bank also carries a securities investment portfolio. The level of assets that the Company holds in securities is dependent upon a variety of factors. Chief among these factors is the efficient utilization of the Company’s liquidity and capital. After consideration of loan demand, excess capital may be available to allocate to high-quality investment activities that can generate additional income for the Company, while still maintaining strong capital ratios. Conversely, when capital ratios are on the decline, securities may be decreased in order to preserve capital. In addition to producing additional interest spreads for the Bank, the investment portfolio is used as a source of liquidity, to manage interest rate risk and to meet pledging requirements of the Bank. The investment portfolio is governed by an investment policy designed to provide maximum flexibility in terms of liquidity and to contain risk from changes in interest rates. Individual holdings are diversified, maximum terms and durations are limited and minimum credit ratings are enforced and monitored. The amount of securities that the Company is permitted to invest in that have a higher degree of risk of loss are defined and limited by Company policy. The investment portfolio is managed on a day-to-day basis by a third-party professional investment manager, under the direction of Company management within parameters established by the Company. Portfolio performance and changing risk profiles are regularly monitored by the Asset and Liability Committee (ALCO) and the Investment Committee of AMCORE’s Board of Directors.

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

Liquidity is derived primarily from bank-issued deposit growth and retention; principal and interest payments on loans; principal and interest payments from investment securities, sale, maturity and prepayment of investment securities; net cash provided by operations and access to other funding sources. Other funding sources include brokered certificates of deposit (CD), federal funds purchased lines (Fed Funds), Federal Reserve Bank discount window advances, Federal Home Loan Bank (FHLB) advances, repurchase agreements, subordinated debentures, the sale or securitization of loans, balances maintained at correspondent banks and access to other capital market instruments. Bank-issued deposits, which exclude wholesale deposits, are generally considered by management to be the primary, most stable and most cost-effective source of funding and liquidity. The Bank also has capacity, over time, to place additional brokered CDs as a source of mid to long-term funds.

Retail Banking Segment – Retail banking provides services to individual customers through the Bank’s branch locations. The services provided by retail banking include direct and indirect lending, checking, savings, money market accounts, CDs, safe deposit rental, ATMs, and other traditional and electronic services.

Historically, home equity lending had the lowest risk profile due to the nature of the collateral. Recent declines in home values have increased the risk profile of home equity lending. Installment loans have an intermediate risk due to the lower principal amounts and the depreciating nature of the collateral. Personal lines and overdraft protection have the highest degree of risk since the loans are unsecured. The bankcard programs are a fee service for originating the relationship and the Bank retains no credit risk. The Bank manages its retail lending risk via a centralized credit process, risk scoring, loan-to-value and other underwriting standards, and knowledge of its customers and their credit history. As a general rule, the Bank does not actively engage in retail lending activities outside its geographic market areas. For segment financial information, see Note 16 of the Notes to Consolidated Financial Statements.

Commercial Banking Segment – Commercial banking provides services to middle market and small business customers through the Bank’s branch locations. The services provided by commercial banking include lending, business checking and deposits, treasury management and other traditional as well as electronic services.

Commercial lending has a higher risk profile than does retail lending due to the larger dollar amounts involved, the nature of the collateral and a greater variety of economic risks that could potentially affect the loan customer. The Bank manages its commercial lending risks through a centralized underwriting process, serial sign-off requirements as dollar amounts increase, lending limits, monitoring concentrations, regular loan review and grading of credits, and an active work-out management process for troubled credits. For segment financial information, see Note 16 of the Notes to Consolidated Financial Statements.

The Bank is a lender in the Small Business Administration (SBA) program, with a total loan portfolio of $34 million as of December 31, 2008, and has earned National Preferred Lender Status from the SBA. AMCORE has also achieved National Express Lender status, a national designation which significantly shortens the turnaround time from application to loan acceptance. The Bank received a rating of “Acceptable” from the most recent audit by the SBA. SBA loans are popular with small business customers, offering them another source of financing.

Mortgage Banking Segment – The Mortgage Banking Segment provides a variety of mortgage lending products to meet its customers’ needs. The Company sells most of the loans it originates to a national mortgage services company, which provides private-label loan processing and servicing support on both sold and retained loans, a relationship that the Company entered into during first quarter 2007. See Note 16 of the Notes to Consolidated Financial Statements.

As part of this arrangement, the Company sold the majority of its Originated Mortgage Servicing Rights (OMSR) portfolio. The arrangement offers AMCORE a greater breadth of products, more competitive pricing and greater processing efficiencies. As a result of this arrangement, AMCORE better controls the risks associated with its mortgage banking business. Additionally, the cost structure in the mortgage banking business has become more variable in nature, allowing the Company to better absorb fluctuations in mortgage volumes. These include the costs of originating loans that are netted against mortgage banking income or interest income, as well as processing and servicing costs of loans retained in the Bank’s portfolio and that are a component of operating expenses. The transition to the new processing and servicing arrangement was completed during the second quarter of 2007.

Other Financial Services – The Bank provides various services to consumers, commercial customers and correspondent banks. Services available include safe deposit box rental, securities safekeeping, international services, remote deposit capture, and lock box, among other things.

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

Investment Management and Trust Segment – Effective December 31, 2008, AMCORE Investment Group, N.A. (the “Investment Group”), a nationally chartered non-depository bank, was merged into AMCORE Bank, N.A. (Bank). The Investment Group operates as a separate business segment of the Bank and provides its clients with wealth management services, which include trust services, estate administration and financial planning. The Investment Group also provides employee benefit plan administration and recordkeeping services.

AMCORE Investment Services, Inc. (AIS) is now a wholly owned subsidiary of the Bank, which is a wholly owned subsidiary of the Company. AIS was previously a wholly owned subsidiary of the Investment Group until its merger into the Bank on December 31, 2008. AIS is incorporated under the laws of the State of Illinois and is a member of the Financial Industry Regulatory Authority (FINRA). AIS is a full–service brokerage company that offers a full range of investment alternatives including annuities, mutual funds, stocks, bonds and other insurance products. AIS customers can get real time stock market quotes, investment account information, and place trades during market hours execution 24 hours a day, 7 days a week through AMCORETrade.com.

In 2005, the Company transitioned assets of its three Company-managed Vintage equity funds into two mutual funds managed by Federated Investors, Inc. and sold its asset management subsidiary, Investors Management Group, Ltd. (IMG), to West Bancorporation, Inc. With these transactions, AMCORE transitioned from being a developer of proprietary investment products to being a provider that offers its customers a wider array of investment product choices. The results of IMG for prior periods, the related sale and subsequent adjustments are reported as discontinued operations.

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

Employment

AMCORE had 1,272 full–time equivalent employees as of February 13, 2009. AMCORE provides a variety of benefit plans to its employees including health, dental, group term life and disability insurance, childcare reimbursement, flexible spending accounts, retirement, profit sharing, 401(k), stock option, stock purchase and dividend reinvestment plans.

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

The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. In general, the extent of these powers depends upon whether the institutions in question are “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as such terms are defined under regulations issued by each of the federal banking agencies. In addition, federal banking agencies have the authority to impose higher minimum capital ratios beyond the “well-capitalized” level depending on the risk profile and performance of the insured depository institution.

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

Effective in 2007, pursuant to the Federal Deposit Insurance Reform Act of 2005 and implementing regulations, FDIC-insured financial institutions are subject to a new risk-based premium assessment system that significantly increases the premiums that are paid on FDIC-insured deposits. As part of the new rules, the Bank, like many financial institutions, was eligible for a one-time assessment credit that offset the increase in premiums. The credit completely offset the Bank’s 2007 premium increase and offset a portion of the 2008 increase. This partial offset notwithstanding, the Bank realized a significant increase in its FDIC premiums in 2008.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, subsequent to the end of third quarter 2008, Congress enacted and the President signed into law the Emergency Economic Stabilization Act of 2008 (ESA). Shortly

thereafter, the Federal banking agencies announced the Troubled Asset Relief Program (TARP) and Capital Purchase Program (CPP). Collectively, these actions provided a variety of programs that financial institutions could participate in, including the potential sale of certain troubled loans to the United States Government, sale of preferred stock to the United States Treasury and temporary expansion of FDIC insured deposit levels (some voluntary and some automatic). These programs continue to evolve as the administration strives to keep pace with rapidly changing economic conditions. AMCORE continues to review these programs for their potential to add value to its customers and business and the potential impact of the ESA or related programs on its future financial position, results of operation, cash flows or liquidity.

It is not yet clear what impact the ESA, TARP, including the CPP, the temporary FDIC guarantee expansion and other liquidity and funding initiatives of the FRB and other agencies, and any additional programs that may be initiated in the future, will ultimately have on the financial markets and the other difficulties described above, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies.

The foregoing references to applicable statutes and regulations are brief summaries thereof and are not intended to be complete and are qualified in their entirety by reference to the full text of such statutes and regulations.

AMCORE is supervised and examined by the FRB. The Bank is supervised and regularly examined by the Office of the Comptroller of the Currency (OCC) and is subject to examination by the FRB. In addition, the Bank is subject to periodic examination by the FDIC. AIS is supervised and examined by FINRA and the SEC.

Regulatory Agreements

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

On May 15, 2008, the Bank entered into a written agreement (the “Agreement”) with the OCC. The Agreement describes commitments made by the Bank to address and strengthen banking practices relating to asset quality and the overall administration of the credit function at the Bank. The Bank has implemented enhancements to its credit processes to address the matters identified by the OCC and continues its efforts to comply with all the requirements specified in the Agreement. In the meantime, the Agreement results in the Bank’s ineligibility for certain actions and expedited approvals without the prior written consent and approval of the OCC. These actions include, among other things, the appointment of directors and senior executives, making or agreeing to make certain payments to executives or directors, business combinations and branching.

Subsidiary Dividends and Capital

Legal limitations exist as to the extent to which the Bank can lend or pay dividends to AMCORE and/or its affiliates. The payment of dividends by a national bank without prior regulatory approval is limited to the current year’s net income plus the adjusted retained net income for the two preceding years. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the FRB and regulations issued by the FDIC and the OCC (collectively the “Agencies). Dividends paid by the Bank to AMCORE Financial, Inc. would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. In 2009, dividends are not expected to be paid by the Bank. There were no loans outstanding from the Bank to affiliates at December 31, 2008. See Note 17 of the Notes to Consolidated Financial Statements included under Item 8.

The FRB issues risk–based capital guidelines for bank holding companies. These capital rules require minimum capital levels as a percent of risk–weighted assets. In order to be adequately capitalized under these guidelines, banking organizations must have minimum capital ratios of 4% and 8% for Tier 1 capital and total capital, respectively. The FRB also established leverage capital requirements intended primarily to establish minimum capital requirements for those banking organizations that have historically invested a significant portion of their funds in low risk assets. Federally supervised banks are required to maintain a minimum leverage ratio of not less than 4%. Refer to the Liquidity and Capital Management section of Item 7 for a summary of AMCORE’s capital ratios as of December 31, 2008 and 2007. See also Note 18 of the Notes to Consolidated Financial Statements included under Item 8.

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

Interest rate sensitivity has a major impact on the earnings of banks. As market rates change, yields earned on assets may not necessarily move to the same degree as rates paid on liabilities. For this reason, AMCORE attempts to minimize earnings volatility related to fluctuations in interest rates through the use of a formal asset/liability management program and certain derivative activities. See Item 7A and Note 9 of the Notes to Consolidated Financial Statements included under Item 8 for additional discussion of interest rate sensitivity and related derivative activities.

Executive Officers of the Registrant

The following table contains certain information about the executive officers of AMCORE. There are no family relationships between any director or executive officer of AMCORE.

Name	Age	Principal Occupation Within the Last Five Years
William R. McManaman	61	Chairman of the Board since May 2008 and Director of the Company since 1997. Chief Executive Officer of the Company and Chairman of the Board of the Bank since February 2008. Previously Executive Vice President and Chief Financial Officer, Ubiquity Brands from April 2006 to September 2007; and Senior Vice President and Chief Financial Officer of First Health Group Corporation from March 2004 until January 2005. Prior to that Executive Vice President and Chief Financial Officer of Aurora Foods, Inc. until March 2004.

Donald H. Wilson	49	President and Chief Operating Officer of AMCORE since August 2007 and Director of the Bank since February 2006, and was Executive Vice President and Chief Financial Officer from February 2006 to August 2007. He was previously Senior Vice President and Corporate Treasurer of Marshall & Ilsley Corporation.

Judith Carré Sutfin	47	Executive Vice President and Chief Financial Officer of AMCORE since December 2007, and Director of the Bank since January 2008. Previously held various executive positions at LaSalle Bank Corporation, Chicago, Illinois, with the most recent position being that of Executive Vice President and Head of Business Decision Support.

Name	Age	Principal Occupation Within the Last Five Years
Lori M. Burke	56	Executive Vice President, Administrative Services of the Company since May 2008 and Executive Vice President, Administrative Services of the Bank since October 2007. Executive Vice President and Chief Human Resources Officer from October 2006 to October 2007 and previously Senior Vice President and Human Resources Manager.

Russell Campbell	52	Executive Vice President, Investment Group since January 2009. Executive Vice President and Director of AIGNA from March 2007 to December 2008. Previously President and Chief Executive Officer at ABN AMRO Asset Management Holdings, Inc.

Guy W. Francesconi	49	Executive Vice President and General Counsel since February 2006, Corporate Secretary since May 2008, and Corporate Secretary of the Bank since October 2007. Previously General Counsel to Merrill Lynch Capital and Merrill Lynch Business Financial Services.

John M. Gvozdjak	52	Senior Vice President and Director of Operations/Technology of the Bank since March 2004.

Kathy Roos	49	Senior Vice President, Mortgage Group since February 2009; Senior Vice President and Regional Sales Manager of the Bank since January 2008. Previously Mortgage Sales Manager since February 2006. Previous to that Mortgage Loan Originator of the Bank until November 2005, and at Rockford Bank and Trust from December 2005 to January 2006.

Richard E. Stiles	53	Executive Vice President, Commercial Banking Group and Director of the Bank since April 2007. Previously Senior Vice President in the commercial banking group for Popular Inc.

Thomas R. Szmanda	49	Executive Vice President, Retail Banking Group since September 2005 and Director of the Bank since November 2005. Previously Senior Vice President and Chief Retail Officer of the Bank.

ITEM 1A. Risk	Factors

The Company faces a variety of risks that are inherent in its business, including interest rate, credit, liquidity, capital, price/market, transaction/operation, compliance/legal, strategic and reputation. Following is a discussion of these risk factors. While the Company’s business, financial condition and results of operations could be harmed by any of the following risks or other factors discussed elsewhere in this report, including Management’s Discussion and Analysis and Notes to the Consolidated Financial Statements, the mere existence of risk is not necessarily reason for concern. However, the following risks could cause actual results to materially differ from those discussed in any forward-looking statement.

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

The Company’s credit risk is concentrated in its loan portfolio (including commitments) and its investment portfolio. The Company also has credit risk through other financial instruments including derivative contracts and Company owned life insurance policies. Credit risk is affected by a variety of factors including the credit-worthiness of the borrower or other party, the sufficiency of underlying collateral, the enforceability of third-party guarantees, errors in underwriting, changing economic and industry conditions and concentrations of credit by loan type, terms or geographic area, changes in the financial condition of the borrower or other party, and by credit and underwriting policies. Due to declining economic conditions and the Bank’s concentration in commercial real estate loans, credit risk in the Bank’s portfolio is high, with significant deterioration in asset quality and collateral values.

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

The Company’s liquidity can be affected by a variety of factors, including general economic conditions, market disruption, operational problems affecting third parties or the Company, unfavorable pricing, competition, the Company’s credit rating and regulatory restrictions applicable to the Company and its subsidiaries.

Capital Risk

Maintaining sufficient capital serves as a buffer against potential credit and other losses that the Company may encounter during difficult times. There are five levels of capital defined by regulation: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. AMCORE, like many financial institutions has historically maintained capital at or above the well-capitalized minimum. Also, like many financial institutions this year, AMCORE has experienced steady declines in its capital levels as credit losses have risen. Capital risk includes the potential effect on the Company’s reputation as well as certain other potential consequences should the capital level fall below well-capitalized. These consequences could include, among other things, changes in the Company’s borrowing costs and terms from regulatory authorities and other third parties, the Bank’s FDIC deposit insurance premiums, and AMCORE’s ability to access the brokered CD markets.

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

While this relationship applies to all fixed-rate financial instruments, the primary instruments whose carrying values are affected by price/market risk are traded instruments. Since the Company currently has only an available-for-sale portfolio and does not maintain investment securities in a trading account, market fluctuations are recorded through equity and not the statements of operations. On-going adverse fair values could cause some security fair values to deteriorate to the extent that they are considered to be other than temporary. At that time, the Company would be required to write-down security values to their fair value as a charge to earnings.

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

Presently, the Company has four primary strategic initiatives: credit quality, cost efficiencies, capital and liquidity, and broadening customer relationships. The Company’s ability to successfully execute these initiatives depends upon a variety of factors, including its ability to attract and retain experienced personnel, the continued availability of desirable business opportunities and locations, the competitive responses from other financial institutions in its new market areas, the stability of the Bank’s commercial real estate loan portfolio, and the ability to manage client relationships across all four of its business segments. For an expanded discussion on these initiatives, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reputation Risk

Reputation risk arises from the possibility that negative publicity regarding the Company’s business practices, whether true or not, will cause a decline in its customer base or result in costly litigation. In a service industry, such as the financial services industry, where product choices between companies are not always clearly distinguishable and which in many cases are interchangeable, a company’s reputation for honesty, fair-dealing and good corporate governance may be one of its most important assets. Loss of or damage to that reputation can have severe consequences.

Additional Risk Factors

There can be no assurance that the recently enacted legislation will help stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “ESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the ESA will have on the Company, or on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the ESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit or the trading price of its common stock. Changes to the plan are presently under consideration by the new administration that may add to or change these provisions.

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	PROPERTIES

On December 31, 2008, AMCORE occupied 82 locations, of which 49 were owned and 33 were leased. The Commercial, Retail and Mortgage Banking segments occupied 74 locations, of which 45 were owned and 29 were leased. The Investment Management and Trust segment leased one facility. All of these locations are considered by management to be well maintained and adequate for the purpose intended. See Item 1 and Note 5 of the Notes to Consolidated Financial Statements included under Item 8 of this document for further information on properties.

During the second quarter 2008, the Bank joined the MoneyPass and Sum, surcharge-free ATM networks. As a result, AMCORE cardholders now have access to surcharge-free transactions at more than 19,000 ATMs across the United States, including a large concentration of ATMs conveniently located in the same geographic regions as AMCORE customers. These new relationships expand AMCORE’s channel of ATMs from 324 at the beginning of 2008, some of which were owned and some co-branded, to more than 1,300 at the end of 2008 throughout Illinois and Wisconsin.

ITEM 3.	LEGAL PROCEEDINGS

Management believes that no litigation is threatened or pending in which the Company faces a reasonable possibility of loss or exposure which will materially affect the Company’s consolidated financial position or consolidated results of operations. Since the Company’s subsidiaries act as depositories of funds, trustee and escrow agents, they occasionally are named as defendants in lawsuits involving claims to the ownership of funds in particular accounts. The Bank is also subject to counterclaims from defendants in connection with collection actions brought by the Bank. This and other litigation is incidental to the Company’s business.

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

During first quarter 2008, the Company received a partial redemption distribution in connection with the initial public offering (IPO) of VISA for which a $1.0 million net security gain was recorded. The gain included a partial reversal of litigation and guaranty losses described above to the extent they related to the Company’s share of IPO proceeds retained in escrow by VISA to fund the losses. The remaining contingent liability is $338,000.

During fourth quarter 2008, VISA, Inc. reached a settlement in certain litigation with Discover Financial Services (“Discover”). The amount of the settlement with Discover exceeded the amount retained in escrow by VISA, Inc. from the proceeds of its IPO. VISA, Inc. issued sufficient escrowed stock to cover the additional reserve requirement, so no additional liability for this settlement was required to be accrued by the Company. The Company has determined that its share of the additional reserve requirements to settle the litigation with Discover is not material with respect to its consolidated financial statements as December 31, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

See Items 6 and 8 of this document for information on the Company’s stock price ranges and dividends. AMCORE’s common stock trades on the NASDAQ Stock Market under the symbol “AMFI.” There were approximately 9,000 holders of record of AMCORE’s common stock as of March 6, 2009. See Item 12 of this document for information on the Company’s equity compensation plans.

Historically, the Company’s policy had been to declare regular quarterly dividends based upon the Company’s earnings, financial position, capital requirements and such other factors deemed relevant by the Board of Directors (the “Board”). This dividend policy was subject to change, however, and the payment of dividends was suspended during fourth quarter 2008. The payment of dividends on the Common Stock is also subject to regulatory capital requirements. For further information on quarterly dividend payments, see the Condensed Quarterly Earnings and Stock Price Summary at the end of Item 8.

The Company’s principal source of funds for dividend payments to its stockholders is dividends received from the Bank. Under applicable banking laws, the declaration of dividends by the Bank in any year, in excess of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years, must be approved by the Office of the Comptroller of the Currency. For further discussion of restrictions on the payment of dividends, see Item 7, Management’s Discussion and Analysis of the Results of Operations and Financial Condition and Note 17 of the Notes to the Consolidated Financial Statements.

The following table presents information relating to all Company repurchases of common stock during the fourth quarter of 2008:

Issuer Purchases of Equity Securities

Period	(a) Total # of Shares Purchased	(b) Average Price Paid per Share	(c) Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum # (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2008	3,953	$18.44	—	—
November 1 – 30, 2008	—	—	—	—
December 1 – 31, 2008	—	—	—	—

Total during quarter	3,953	$18.44	—	—

The Company does not have a formally announced Repurchase Program in place at this time; however, the Company may periodically repurchase shares in open-market transactions in accordance with Exchange Act Rule 10b-18 through a limited group of brokers. These repurchases are used to replenish the Company’s treasury stock for re-issuances related to stock option exercises and other employee benefit plans. The repurchased shares above are direct repurchases of unvested shares from terminated participants, at their original discounted price, related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. During the fourth quarter, the Company suspended its practice of repurchasing any unvested shares owned by a terminated participant. There were no shares tendered in the fourth quarter to effect stock option exercise transactions in the numbers above. On February 13, 2009, the Board passed a resolution that the Company would not increase its debt, pay dividends, or repurchase treasury stock without prior approval from the Board.

ITEM 6.	SELECTED FINANCIAL DATA

Five Year Comparison of Selected Financial Data

	2008	2007	2006	2005	2004
	(in thousands, except per share data)
FOR THE YEAR:
Interest income	$272,756	$344,016	$339,176	$280,609	$232,441
Interest expense	140,871	183,432	174,218	118,975	80,855

Net interest income	131,885	160,584	164,958	161,634	151,586
Provision for loan losses	202,716	29,087	10,120	15,194	15,530
Non-interest income	74,602	70,997	75,589	66,413	65,914
Operating expenses	172,479	165,339	165,365	145,365	137,307

(Loss) Income from continuing operations before income taxes	(168,708)	37,155	65,062	67,488	64,663
Income tax (benefit) expense	(70,909)	8,914	18,035	19,501	18,632

(Loss) Income from continuing operations	$(97,799)	$28,241	$47,027	$47,987	$46,031
Discontinued operations:
(Loss) Income from discontinued operations	—	—	(131)	707	(629)
Income tax (benefit) expense	—	—	(379)	3,753	(294)

Income (loss) from discontinued operations	$—	$—	$248	$(3,046)	$(335)

Net (Loss) Income	$(97,799)	$28,241	$47,275	$44,941	$45,696

Return on average assets (1)	-1.91%	0.54%	0.88%	0.94%	0.97%
Return on average equity (1)	-29.64	7.32	11.76	12.18	12.15
Net interest margin	2.84	3.35	3.38	3.51	3.56

AVERAGE BALANCE SHEET:
Total assets	$5,113,525	$5,240,498	$5,369,268	$5,117,654	$4,749,072
Gross loans	3,860,934	3,977,028	3,858,163	3,480,947	3,128,352
Earning assets	4,778,752	4,870,255	5,008,905	4,738,688	4,380,796
Deposits	3,878,819	4,117,440	4,224,826	3,978,225	3,566,237
Long-term borrowings	449,886	396,571	305,078	166,837	178,584
Stockholders’ equity	329,920	385,570	399,916	394,117	378,771

ENDING BALANCE SHEET:
Total assets	$5,059,824	$5,192,778	$5,292,383	$5,344,902	$4,940,488
Gross loans	3,786,029	3,932,684	3,946,551	3,721,864	3,278,800
Earning assets	4,664,956	4,796,993	4,863,678	4,935,124	4,559,580
Deposits	3,919,038	4,003,256	4,346,182	4,213,216	3,734,691
Long-term borrowings	379,667	368,858	342,012	169,730	165,018
Stockholders’ equity	261,998	368,567	400,046	398,517	386,578

FINANCIAL CONDITION ANALYSIS:
Allowance for loan losses to year-end loans	3.60%	1.35%	1.04%	1.10%	1.25%
Allowance to non-accrual loans	44.85	129.70	136.16	187.99	135.81
Net charge-offs to average loans	2.58	0.42	0.26	0.42	0.47
Non-accrual loans to gross loans	8.03	1.04	0.76	0.58	0.92
Average long-term borrowings to average equity	136.36	102.85	76.29	42.33	47.15
Average equity to average assets	6.45	7.36	7.45	7.70	7.98

STOCKHOLDERS’ DATA:
Earnings Per Common Share
Basic: (Loss) Income from continuing operations	$(4.32)	$1.20	$1.87	$1.88	$1.80
Discontinued operations	—	—	0.01	(0.12)	(0.02)

Net (Loss) Income	$(4.32)	$1.20	$1.88	$1.76	$1.78

Diluted: (Loss) Income from continuing operations	$(4.32)	$1.20	$1.86	$1.86	$1.78
Discontinued operations	—	—	0.01	(0.11)	(0.02)

Net (Loss) Income	$(4.32)	$1.20	$1.87	$1.75	$1.76

Book value per share	$11.55	$16.31	$16.36	$15.65	$15.17
Dividends per share	0.278	0.720	0.721	0.662	0.662
Dividend payout ratio	(6.43)%	59.59%	38.23%	37.54%	37.11%
Average common shares outstanding	22,629	23,546	25,125	25,473	25,614
Average diluted shares outstanding	22,629	23,556	25,221	25,746	25,910

(1)	Ratios from continuing operations.
(2)	All share data have been restated for effects of stock dividends in both June and September 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and Subsidiaries’ (“AMCORE” or the “Company”) consolidated financial condition as of December 31, 2008 compared to December 31, 2007, and the consolidated results of operations for the three years ended December 31, 2008. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

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

Contemplated, projected, forecasted or estimated results in such forward-looking statements involve certain inherent risks and uncertainties. A number of factors – many of which are beyond the ability of the Company to control or predict – could cause actual results to differ materially from those in its forward-looking statements. These factors include, among others, the following possibilities: (I) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new or existing competitors; (II) adverse state, local and federal legislation and regulation or adverse findings or rulings made by local, state or federal regulators or agencies regarding AMCORE and its operations; (III) failure to obtain new customers and retain existing customers; (IV) inability to carry out marketing and/or expansion plans; (V) ability to attract and retain key executives or personnel; (VI) changes in interest rates including the effect of prepayments; (VII) general economic and business conditions which are less favorable than expected; (VIII) equity and fixed income market fluctuations; (IX) unanticipated changes in industry trends; (X) unanticipated changes in credit quality and risk factors; (XI) success in gaining regulatory approvals when required; (XII) changes in Federal Reserve Board monetary policies; (XIII) unexpected outcomes on existing or new litigation in which AMCORE, its subsidiaries, officers, directors or employees are named defendants; (XIV) technological changes; (XV) changes in accounting principles generally accepted in the United States of America; (XVI) changes in assumptions or conditions affecting the application of “critical accounting estimates”; (XVII) inability of third-party vendors to perform critical services for the Company or its customers; (XVIII) disruption of operations caused by the conversion and installation of data processing systems; (XIX) adverse economic or business conditions affecting specific loan portfolio types in which the Company has a concentration, such as construction, land development and other land loans; (XX) zoning restrictions or other limitations at the local level, which could prevent limited branch offices from transitioning to full-service facilities; (XXI) possible changes in the creditworthiness of customers and value of collateral and the possible impairment of collectibility of loans; (XXII) changes in lending terms to the Company and the Bank by the Federal Reserve, Federal Home Loan Bank, or any other regulatory agency or third party; and, (XXIII) the recently enacted Emergency Economic Stabilization Act of 2008, and the various programs the U.S. Treasury and the banking regulators are implementing to address capital and liquidity issues in the banking system, all of which may have significant effects on the Company and the financial services industry, the exact nature and extent of which cannot be determined at this time.

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

Those judgments and assumptions that are most critical to the application of this accounting policy are the initial and on-going creditworthiness of the borrower, the amount and timing of future cash flows of the borrower that are available for repayment of the loan, the value and sufficiency of underlying collateral, the enforceability of third-party guarantees, the frequency and subjectivity of loan reviews and risk grade changes, emerging or changing trends that might not be fully captured in the historical loss experience, and charges against the Allowance for actual losses that are greater or less than previously estimated. These judgments and assumptions are dependent upon or can be influenced by a variety of factors including the breadth and depth of experience of lending officers, credit administration and the corporate loan review staff that periodically review the status of the loan, changing economic and industry conditions, changes in the financial condition of the borrower and changes in the value and availability of the underlying collateral and guarantees.

While the Company strives to timely reflect all known risk factors in its evaluations, judgment errors may occur. If different assumptions or conditions were to prevail, the amount and timing of interest income and loan losses could be materially different. These factors are most pronounced during economic downturns and may continue into an economic recovery, as specific credit performance may not be immediately affected by the stress of the downturn or the benefit of the recovery. Since, as described above, so many factors can affect the amount and timing of losses on loans, it is difficult to predict with a high degree of certainty the effect to income if different conditions or assumptions were to prevail. Nonetheless, if any combination of the above judgments or assumptions were to have adversely affected the adequacy of the Allowance by ten percent during 2008, an additional Provision of $13.6 million may have been necessary. See also Table 2 and Note 4 of the Notes to Consolidated Financial Statements.

Income Taxes – The Company is subject to the income tax laws of the United States and the states in which is conducts business. These laws are complex and are subject to different interpretations by the Company and the various taxing authorities that may result in certain uncertainties as to the final tax liability that is ultimately owed or refund that is due. In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” that clarified the accounting for uncertain tax positions recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold that the Company must evaluate before it can record the benefit of tax positions taken or expected to be taken in a tax return. When making these evaluations, management must make judgments and estimates about the interpretation and application of these inherently complex and constantly changing tax statutes, related regulations and case law. These judgments and interpretations are subject to challenge by the taxing authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law. As a result, the tax provision that is determined for a given period may subsequently be adjusted by amounts that may be material. The Company has no uncertain tax positions requiring an increase in its tax provision.

The provision for income taxes is based upon income before income taxes, adjusted for the effect of certain tax-exempt income and non-deductible expenses. In addition, certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate. In addition to uncertainties that surround positions taken when preparing its tax return, the Company must also evaluate the probability that it will ultimately realize the full value of its deferred tax asset. The realization of the Company’s deferred tax asset over time is dependent upon the existence of taxable income in carryback periods or the generation of sufficient taxable income in future periods. When evaluating the realizability of its deferred tax asset, the Company takes into account a number of factors including its taxable income during carryback periods, its recent earnings history, its expectations for earnings in the future, and the carryforward periods permitted by the various taxing jurisdiction. To the extent full realizability is not probable a valuation allowance is required. At December 31, the Company had a valuation allowance of $2.6 million due to the uncertain realization of certain state loss carryforwards. See Note 14 of the Notes to Consolidated Financial Statements.

Accounting Changes

Split-Dollar Life Insurance – In September 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The issue requires companies to recognize a liability for future benefits on split dollar insurance arrangements if the benefit to the employee extends to postretirement periods. The issue is required to be applied to fiscal years beginning after December 15, 2007, with earlier application permitted. This standard was adopted in first quarter 2008 and did not have a material affect on the Company’s Consolidated Balance Sheets or Statements of Operations.

Fair Value Measurements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. For some entities, the application of the standard may change how fair value is measured. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. The FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. This standard was adopted in first quarter 2008 and did not have a material affect on the Company’s Consolidated Balance Sheets or Statements of Operations.

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

Loan Commitments Recorded at Fair Value Through Earnings – In November 2007, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (SAB) No. 109, which superseded SAB No. 105, which applied only to derivative loan commitments that are accounted for at fair value through earnings. The new guidance states that, consistent with the guidance in SFAS No. 156, “Accounting for Servicing of Financial Assets”, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. This standard was adopted in first quarter 2008 and did not have a material affect on the Company’s Consolidated Balance Sheets or Statements of Operations.

Minority Interests – In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (ARB) No. 51.” Among other things, SFAS No. 160 requires minority interests be recorded as a separate component of equity and that net income attributable to minority interests be clearly identified on the Statements of Operations. SFAS No. 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008. Earlier adoption is prohibited. Statement No. 160 is required to be applied prospectively, except for the presentation and disclosure requirements. Adoption of this standard in fiscal year 2009 is not expected to have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

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

Simplified Method for Share Option Grants – In December 2007, the SEC issued SAB No. 110, which expresses the views of he SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. Due to the significant differences in terms and types of option grants received by employees, and recent significant structural changes, historical exercise data did not provide a reasonable basis upon which to estimate expected term. The Company, therefore, continued its use of the simplified method for determining an estimate of expected term for its share options granted during 2008.

Derivative Instruments and Hedging Activities Disclosure – In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” to provide enhanced disclosures and thereby improve the transparency of financial reporting. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. Adoption of this standard is not expected to have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

KEY INITIATIVES AND OTHER SIGNIFICANT ITEMS AND EVENTS

Key Initiatives

Credit quality – The Company continues to enhance the credit risk administration and measurement processes of its banking subsidiary (the “Bank”). Actions already taken or underway include: implemented a new risk grading system in 2007 to provide more detailed information as to the conditions underlying the portfolio; engaged an independent third party during third quarter 2008 to review a representative sample of the commercial loan portfolio to verify risk rating accuracy; hired an experienced commercial lending leader in second quarter 2007; shifted the management of virtually all residential development loan relationships to an experienced specialty unit; continued increased focus on commercial and industrial relationship lending; reorganized the commercial credit approval process; increased the allowance for loan losses and enhanced the processes related to the allowance calculation; implemented straight-through-processing system for commercial lending; increased staffing and resources in the Bank’s non-performing assets resolution specialty group, which pursues resolution of non-performing assets; hired a new chief credit officer with strong leadership and portfolio management skills in second quarter 2008; added qualified and experienced senior staff to manage the credit administration, loan review and appraisal functions in second quarter 2008; and, redeployed a senior commercial manager to a special assignment to enhance portfolio management efforts and credit monitoring processes during fourth quarter 2008. Over the next few months, the Bank plans to substantially lower its exposure to non-strategic, non-relationship based accounts, especially loans concentrated in single-service accounts such as investment real estate loans.

Cost efficiencies – For 2008, the Company targeted a three percent per year reduction pre-FDIC insurance operating expenses for 2008. Excluding a $6.2 million write-off for goodwill, a credit-related reserve for unfunded loan commitments of $4.8 million and FDIC insurance premiums of $3.6 million, the Company realized a four percent reduction. This included more than an 11% reduction in full-time equivalent positions since the beginning of 2008.

In addition, during 2008, the Company identified five under-utilized high-cost facilities that could be consolidated with other nearby locations (the “Facilities Consolidation”). These were two office buildings, one small older branch in a historical market, one leased Chicago suburban location with minimal retail activity that housed mainly commercial lenders, and a leased branch with excess capacity, minimal access to customers, and high maintenance costs. A $1.7 million non-cash impairment charge was recorded in connection with the Facilities Consolidation. One property was sold during 2008 at an amount equal to its book value, as recorded on the Consolidated Balance Sheets.

Going forward, the Company will continue its efforts to right size its cost structure to its revenue stream. For example, the Company will only hire for essential positions critical to operations.

Capital and Liquidity – The Company is actively pursuing opportunities to raise additional capital and otherwise enhance its capital position through a variety of means. During fourth quarter 2008, the Company merged its Investment Management and Trust Group, into the main Bank charter. This added more than $8 million of capital to the Bank, a more efficient use of the capital of the organization. See Capital Management section below for an expanded discussion of the regulatory capital standards. This also allows the Company to serve its customers with greater “One-Bank” operational clarity. In fourth quarter 2008, the Company suspended its quarterly dividend to preserve capital and parent company liquidity. AMCORE also elected to participate in the FDIC Transaction Account Guarantee Program, providing unlimited insurance on non-interest bearing transaction accounts through December 2009. During 2008, the Bank built its liquidity reserves, ending the year with more than $75 million of short-term investments to strengthen its funding stability as the economic environment became less stable.

Broadening Customer Relationships – The Company’s reputation for customer and community service has always been an important driver of its business. Reducing its non-relationship accounts, while reaffirming and building upon its core customer relationships, is expected to build consistency across the Company footprint. Developing deep and enduring customer relationships across all our lines of the business is a key objective. The “One-Bank” initiative for serving customers across all lines of business continues to be a focus for 2009. It will allow the Company to leverage the combined expertise of the organization and its people across the lines of business to better meet the customers’ financial needs, while enhancing the profitability of the Company.

The Company also focused on measuring line of business performance and closely aligning profitability with incentive compensation in order to drive strong core customer-based growth. This focus on profitability, rather than volume only measures, has led to improved product pricing that is more reflective of true costs and market risks and is expected to help the Company continue to strengthen its earnings stream.

During the second quarter 2008, the Bank joined the MoneyPass and Sum, surcharge-free ATM networks. As a result, AMCORE cardholders now have access to surcharge-free transactions at more than 19,000 ATMs across the United States, including a large concentration of ATMs conveniently located in the same geographic regions as AMCORE customers. These new relationships expand AMCORE’s channel of ATMs from 324 at the beginning of 2008 to more than 1,300 at the end of 2008 throughout Illinois and Wisconsin.

Other Significant Items and Events

Key personnel changes – On February 25, 2008, the Company announced that Kenneth E. Edge had elected to retire as Chief Executive Officer (the “Executive Retirement”) of the Company, effective as of February 22, 2008, and remained as Chairman of the Board of Directors (the “Board”) of the Company until May 6, 2008.

Also, on February 22, 2008, the Board elected William R. McManaman as Chief Executive Officer, effective February 25, 2008. Prior to his appointment as Chief Executive Officer, Mr. McManaman, age 60, had served as a Director of the Company since 1997. On May 6, 2008, the Board elected Mr. McManaman as Chairman of the Board.

Branch expansion – During 2008, the Bank opened three new branches, one in Mt. Prospect, Illinois, one in Wheaton, Illinois and one in Vernon Hills, Illinois. The Bank has slowed the opening of new branches to only those already in the construction pipeline or under contract. In 2009, this included branches in Antioch, Illinois and Naperville, Illinois, which opened January 26, 2009 and February 13, 2009, respectively. There are no more branches in the construction pipeline.

Significant transactions – During 2007, the Company entered into a strategic arrangement with a national mortgage services company to provide private-label loan processing and servicing support (the “Mortgage Restructuring”). As part of this arrangement, the Company sold the majority of its Other Mortgage Servicing Rights (OMSR) portfolio (the “OMSR Sale”) in which it recorded a $2.6 million gain (the “OMSR Gain”). The arrangement offers AMCORE a greater breadth of products, more competitive pricing and greater processing efficiencies and is expected to better position the Company for future loan origination growth. As a result of this arrangement, AMCORE expects to better control the risks associated with its mortgage banking business.

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

In 2007, AMCORE redeemed its $40 million, 9.35 percent coupon outstanding trust preferred securities (Trust Preferred) at a cost of $2.3 million that included both a call premium and unamortized issuance expenses (the “Extinguishment Loss”). The redemption was funded with a new lower cost Trust Preferred issuance of $50 million at a rate of 6.45 percent.

On May 3, 2007, the Board authorized the repurchase (the “Repurchase Program”) of up to two million shares of the Company’s stock. The authorization was for a twelve-month period to be executed through open market or privately negotiated purchases. This authorization replaced a previous Repurchase Program that expired May 3, 2007. During 2007, the Company repurchased 2.12 million shares at an average price of $27.92 per share. No shares have been purchased during 2008 as increased risks in the economy and in the financial markets make the retention of capital a key consideration. The Repurchase Program expired on May 3, 2008.

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

In third quarter 2008, the Bank sold $77 million of primarily non-performing and under-performing loans to a third party (the “Loan Sale”). The transaction removed further exposure from these loans and added incremental liquidity to the Bank.

Regulatory developments – On May 31, 2005, the Bank entered into a Formal Agreement with the OCC, the Bank’s primary regulator, to strengthen the Bank’s consumer compliance program. On August 10, 2006, the Bank entered into a Consent Order with the OCC to strengthen its compliance monitoring policies, procedures, training and overall program relating to the Bank Secrecy Act/Anti-Money Laundering (BSA/AML) regulations. The commitments and requirements imposed by these two items were completed and, on April 14, 2008, the Bank was notified that the OCC had terminated the Formal Agreement and the Consent Order.

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

Recent market and legislative developments – The global and U.S. economies continue to experience significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year and a half. Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government sponsored entities and major commercial and investment banks.

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result. Volatility and disruption in the capital and credit markets has reached unprecedented levels. In many cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, subsequent to the end of third quarter 2008, Congress enacted and the President signed into law the Emergency Economic Stabilization Act of 2008 (ESA). Shortly thereafter, the Federal banking agencies announced the Troubled Asset Relief Program (TARP) and Capital Purchase Program (CPP). Collectively, these actions provided a variety of programs that financial institutions could participate in, including the potential sale of certain troubled loans to the United States Government, sale of preferred stock to the United States Treasury and temporary expansion of FDIC insured deposit levels (some voluntary and some automatic). These programs continue to evolve as the administration strives to keep pace with rapidly changing economic conditions. AMCORE continues to review these programs for their potential to add value to its customers and business and the potential impact of the ESA or related programs on its future financial position, results of operation, cash flows or liquidity.

It is not yet clear what impact the ESA, TARP, including the CPP, the temporary FDIC guarantee expansion and other liquidity and funding initiatives of the Federal Reserve Board (Fed) and other agencies, and any additional programs that may be initiated in the future, will ultimately have on the financial markets and the other difficulties described above, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies.

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

OVERVIEW OF OPERATIONS AND SIGNIFICANT CATEGORIES

Overview

AMCORE reported a net loss from continuing operations of $97.8 million or $4.32 per diluted share for the year ended December 31, 2008. This compares to net income of $28.2 million or $1.20 for the same period in 2007 and represents a $126.0 million or $5.52 decrease year to year. AMCORE had a negative return on average equity and on average assets from continuing operations for 2008 of 29.64% and 1.91%, respectively, compared to a positive 7.32% and 0.54%, respectively, in 2007.

Significant Categories

Changes in the most significant categories of 2008 net income from continuing operations, compared to 2007, were:

Net interest income – Declined $28.7 million primarily due to lower average loan volume and spreads. Net interest margin was 2.84% in 2008 compared to 3.35% in 2007.

Provision for loan losses – Increased $173.6 million to $202.7 million in 2008 from $29.1 million in 2007, reflecting $99.6 million in net charge-offs and a $242.3 million increase in non-performing loans for 2008.

Non-interest income – Increased $3.6 million to $74.6 million in 2008 compared to $71.0 million in 2007. Service charges on deposits increased of $3.6 million. A $7.9 million favorable change in net security gains, from $5.9 million of losses in 2007 to $2.0 million of gains in 2008, were offset by a $6.3 million decline in other income, a $1.2 million decline in mortgage banking income and a $0.5 million decrease in investment management and trust income. Other income in 2007 included the $2.6 million OMSR Gain.

Operating expenses – Increased $7.1 million to $172.5 million in 2008 from $165.3 million in 2007. The $6.1 million Goodwill Charge, a $5.0 million increase in provision for unfunded commitment losses, a $3.3 million increase in loan collection costs, a $3.0 million increase in FDIC insurance costs, a $1.9 million increase in net occupancy expense, and the $1.7 million Facilities Consolidation impairment charge were partially offset by a $6.0 million decline in personnel costs, $4.4 million in various other expenses, the $2.3 million Extinguishment Loss and $1.3 million decline in advertising and business development costs.

Income taxes – Decreased $79.8 million, primarily due to a $168.7 million loss before income taxes in 2008 compared to $37.2 million in earnings before income taxes in 2007. The effective tax rate was 42.0% in 2008 compared to 24.0% in 2007. Items that are exempt from taxes, such as municipal bond income and COLI income, while generally resulting in an effective tax rate that is lower than the statutory tax rate, have the opposite effect in a period where there is a loss before income taxes. Conversely, items that are not deductible for tax purposes, such as goodwill, while generally resulting in an effective tax rate that is higher than the statutory tax rate, have the opposite effect in a period where there is a loss before income taxes. The combined effect of these factors was an effective tax rate that was lower than the statutory tax rate in 2007, but higher than the statutory tax rate in 2008.

EARNINGS REVIEW OF CONSOLIDATED STATEMENTS OF OPERATIONS

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

Overview – Net interest income, on an FTE basis, declined $28.1 million or 17% in 2008 and declined $6.0 million or 4% in 2007. The decline in 2008 was primarily due to a 37 basis point decline in net interest spread and a 3% decrease in average loan volumes. The decline in 2007 was primarily the result of a 22% decrease in average investment security balances and a seven basis point decline in net interest spread.

	Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Interest Income Book Basis	$272,756	$344,016	$339,176
FTE Adjustment	3,227	2,584	4,192

Interest Income FTE Basis	275,983	346,600	343,368
Interest Expense	140,871	183,432	174,218

Net Interest Income FTE Basis	$135,112	$163,168	$169,150

Net Interest Spread	2.48%	2.85%	2.91%
Net Interest Margin	2.84%	3.35%	3.38%

Net interest spread and margin (See Table 1) – Net interest spread declined 37 basis points to 2.48% in 2008 from 2.85% in 2007, and decreased six basis points in 2007 from the 2006 level of 2.91%. The net interest margin was 2.84% in 2008, a decline of 51 basis points from 3.35% in 2007. The 2007 level was a decrease of three basis points from 3.38% in 2006.

The declines in net interest spread and net interest margin were driven by increased levels of non-accrual loans, the reversal of accrued interest on loans placed on non-accrual status, declines in average bank-issued deposit funding replaced with higher-cost wholesale funding sources, and continued divergence in recent financial markets with higher declines in prime rates compared to LIBOR-based rates. The decline in loan yields were not matched by a corresponding decline in funding rates, as deposits and wholesale funding sources did not reprice as rapidly as loans, while some transactional deposit products have already reached a rate floor, where further reductions in rates paid are not possible. In addition, continued offers by competitors to pay well above the wholesale cost of funds, and the Bank’s need to attract deposits in the current liquidity stressed environment, continue to place pressure on deposit rates. Other factors contributing to the decline in margin and spread was lower average yields on loans, reflecting declining interest rates, and the substitution of debt for capital in the Repurchase Program. Since the Company has a higher proportion of prime-based loans and a higher proportion of LIBOR-based liabilities, the aforementioned divergence in interest rates resulted in some reduction in net interest spread and net interest margin. While the Repurchase Program initially improved the efficiency of the Company’s capital structure, it has also contributed to the compression in net interest spread and net interest margin.

Changes due to volume (See Table 1, continued) – In 2008, net interest income (FTE) declined due to average volume by $4.8 million when compared to 2007. This decline was comprised of a $6.4 million decline in interest income that was partially offset by a $1.6 million decrease in interest expense. The decline in interest income was attributable to a $116 million decrease in average loans, which included the Loan Sale. The decrease in average loans came from a combined decrease of $117 million in commercial real estate and commercial loans. Average residential real estate loans decreased $38 million, while average consumer loan balances increased $39 million. Average interest-bearing liabilities declined $37 million. This was comprised of a $347 million decrease in average interest-bearing bank-issued deposits and a $310 million increase in average wholesale funding. Average interest-bearing liabilities did not decrease as much as average interest-earning assets due to 2008 losses and declines in non-interest bearing liabilities of $22 million.

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

Changes due to rate (See Table 1, continued) – In 2008, net interest income (FTE) declined due to average rates by $23.2 million when compared with 2007. This was comprised of a $64.2 million decrease in interest income that was partially offset by a $41.0 million decrease in interest expense. Both interest-earning asset yields and interest-bearing liability costs were affected by seven separate decreases in the federal funds (Fed Funds) rate totaling a combined 400 basis points that occurred during 2008. In addition, non-performing loans increased from $71 million at December 31, 2007 to $313 million as of December 31, 2008. The Bank must continue to fund these non-earning loans until they are resolved. The yield on average earning assets decreased 134 basis points to 5.78% during 2008, compared to 7.12% in 2007. During this same period of time, the rate paid on average interest bearing liabilities decreased 97 basis points, to 3.30% from 4.27%.

In 2007, net interest income (FTE) declined due to average rates by $1.3 million when compared with 2006. This was comprised of a $12.9 million increase in interest income that was more than offset by a $14.2 million increase in interest expense. Both interest-earning asset yields and interest-bearing liability costs were affected by four 25 basis point increases in the Fed Funds rate that occurred during the first two quarters of 2006, which were followed by a 50 basis point and two 25 basis point decreases in late 2007. The yield on average earning assets increased 26 basis points to 7.12% during 2007, compared to 6.86% in 2006. During this same period of time, the rate paid on average interest bearing liabilities increased 32 basis points, to 4.27% from 3.95%.

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

Provision for Loan Losses

The 2008 Provision (see Critical Accounting Estimates discussion) was $202.7 million, an increase of $173.6 million from $29.1 million in 2007. The increase was driven by $99.6 million in net charge-offs and by a $242.3 million increase in non-performing loans during 2008. Net charge-offs were $99.6 million or 258 basis points of average loans in 2008, compared to $16.9 million or 42 basis points of average loans in 2007. Non-performing loans were $313.1 million at December 31, 2008 compared to $70.8 million at December 31, 2007. Non-performing loans is the sum of non-accrual loans and loans that are ninety days past due but are still accruing interest. Delinquencies, loans that are thirty to ninety days past due, have also increased from $81.2 million at December 31, 2007 to $84.1 million as of December 31, 2008.

The level of net charge-offs, non-performing loans and delinquent loans is largely due to the rapid deterioration in real estate markets that has occurred across the country. In the Midwest, where the Company has its footprint, the result has been declines in real estate sales activity that negatively affects the liquidity and capital resources of borrowers, which in turn negatively affects the borrower’s ability to make principal and interest payments when due. The decline in sales activity also leads to eroding property values, which serve as collateral for the repayment of loans. These circumstances are particularly evident for developers of residential real estate properties, where the Company has a large concentration in loans outstanding of $618 million. Developers use loan proceeds to fund the acquisition of land, development of the raw land, and construction of homes. The vacant land component of this concentration was $235 million. These projects are heavily dependent upon the successful sale of units completed early in the project’s life to fund units scheduled later in the project and then have the sales proceeds from those later units repay the loans. These market conditions are expected to persist into 2009.

The 2007 Provision was $29.1 million, an increase of $19.0 million or 187% from $10.1 million in 2006. The increase was primarily due to a 69% increase in net charge-offs and a 119% increase in non-performing loans in 2007 compared to 2006 that were driven by a general weakening of real estate conditions in the Company’s markets. Net charge-offs were $16.9 million or 42 basis points of average loans in 2007, compared to $10.0 million or 26 basis points of average loans in 2006. Non-performing loans were $70.8 million at December 31, 2007 compared to $32.4 million at December 31, 2006.

Non-Interest Income

Total non-interest income is comprised primarily of fee-based revenues from bank-related service charges on deposits and Investment Management and Trust. Income from bankcard fee income, Bank and Company owned life insurance (COLI), brokerage commission income, mortgage banking income and security gains (losses) are also included in this category.

Overview – For 2008, non-interest income totaled $74.6 million, an increase of $3.6 million or five percent from $71.0 million in 2007. Service charges on deposits increased $3.6 million. A $7.9 million favorable swing in net security gains, from $5.9 million of losses in 2007 to $2.0 million of gains in 2008, were offset by a $6.3 million decline in other income, a $1.2 million decline in mortgage banking income and a $0.5 million decrease in investment management and trust income. Other income in 2007 included the $2.6 million OMSR Gain (see Significant Transactions, discussed above).

For 2007, non-interest income totaled $71.0 million, a decline of $4.6 million or six percent from $75.6 million in 2006. The decline was primarily attributable to $5.9 million of net security losses in 2007 and a $2.8 million net insurance claim included in 2006 COLI, that were partly offset by a $4.0 million increase in service charges on deposits in 2007 compared to 2006.

Investment management and trust income – Investment Management and Trust (IMT) income includes trust services, investment management, estate administration, financial planning and employee benefit plan recordkeeping and administration. IMT income totaled $16.3 million in 2008, a decline of $0.5 million or three percent from $16.8 million in 2007. This followed an increase of $0.6 million or three percent in 2007 from $16.2 million in 2006. The decline in 2008 was due to lower retirement plan service fees and wealth management fees, both of which were affected by declining administered asset values. The increase for 2007 was primarily attributable to higher personal trust services and employee benefit income. At December 31, 2008 and 2007, total assets under administration were $2.0 billion and $2.7 billion, respectively.

Service charges on deposits – Service charges on deposits, the Company’s largest source of non-interest income, totaled $33.2 million in 2008, a $3.6 million or 12% increase over $29.6 million in 2007. This follows a 2007 increase of $4.0 million or 16% from $25.6 million in 2006. Service charges on commercial deposit accounts were the primary driver as declining interest rates reduced the deposit credit offset against commercial account activity fees. Service charges on consumer deposits also increased due to enhancements to the Company’s fee structure and waiver policies. This pace of growth is not expected to continue, however, the current level of revenue is expected to be sustainable.

Mortgage Banking income – Mortgage banking income includes fees generated from the underwriting, originating and servicing of mortgage loans along with gains and fees realized from the sale of these loans, net of origination costs, OMSR amortization and impairment.

For 2008, mortgage banking income was $0.6 million, a decline of $1.2 million from $1.8 million in 2007 and was due to lower overall closed loan volumes and a higher proportion or refinanced volumes relative to new purchase volumes. Total closings were $211 million in 2008 compared to $277 million in 2007. New purchase mortgage closings were $82 million or 39% of total closings in 2008, compared to $171 million or 62% of total closings in 2007.

For 2007, mortgage banking income was $1.8 million, a decline of $2.1 million from $3.9 million in 2006. Total closings were $277 million in 2007 compared to $395 million in 2006. New purchase mortgage closings were $171 million or 62% of total closings in 2007, compared to $266 million or 67% of total closings in 2006. The 2007 decline in mortgage banking income was primarily due to lower servicing fee income and reduced sales volume due to slowdown in the housing markets that affected new purchase closings and higher mortgage interest rates that affected refinancing volumes. The decline in servicing fee income for 2007 was attributable to the OMSR Sale, after which the Company no longer generates significant fee income in connection with the servicing of mortgage loans sold to the secondary market. The cost of servicing those loans, a component of operating expense, was also eliminated after the transition. The Company recorded the $2.6 million OMSR Gain during 2007. The OMSR Gain is included in other non-interest income. See Significant Transactions, discussed above, for additional information.

COLI income – COLI income totaled $4.6 million in 2008, a $0.9 million or 16% decline from $5.4 million in 2007. The 2008 decline was due to the decline in market interest rates and negative mark-to-market adjustments on underlying investments. This compares with a $2.5 million or 31% decline in 2007 from $7.9 million in 2006. The 2007 decline was due to $2.8 million in net insurance claims received in 2006. AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. As of December 31, 2008, the cash surrender value of COLI was $145 million, compared to $140 million at December 31, 2007.

Bankcard fee income – Bankcard fee income totaled $8.6 million in 2008, a $0.7 million or nine percent increase over $7.9 million in 2007 and an increase of $1.7 million over bankcard fee income in 2006 of $6.2 million. A larger cardholder base, increased card utilization and an expanded ATM network contributed to the increase in bankcard fee income for both 2008 and 2007.

Other non-interest income – For 2008, brokerage commission income, net security (losses) gains and other non-interest income totaled $11.3 million, a $1.8 million or 18% increase from 2007. A $7.9 million favorable swing in net security gains, from $5.9 million of losses in 2007 to $2.0 million of gains in 2008, were offset by a $6.3 million decline in other income. Other income declined due to the 2007 $2.6 million OMSR Gain, lower customer service income and higher derivative mark-to-market losses. The derivative losses relate to economic hedges of various loan, deposit and COLI products that do not qualify for hedge accounting.

For 2007, these categories of other non-interest income totaled $9.5 million, a $6.2 million or 39% decline from 2006. The decline was primarily due to $5.9 million of net security losses in 2007, compared to net security gains of $0.3 million in 2006. The 2007 loss was mainly due to the sale of approximately $200 million of bonds purchased in 2003 and 2004 in order to reduce longer-term interest rate and liquidity risk. The proceeds of the sales were reinvested in shorter-term securities that enabled the Company to improve the repricing match of its assets and liabilities. The $2.6 million OMSR Gain and an increase in brokerage commission income were offset by lower CRA related fund income and increased derivative mark-to-market losses year-over year.

Operating Expenses

Overview – In 2008, total operating expense was $172.5 million, an increase of $7.1 million or four percent increase from $165.3 million in 2007. A $6.1 million Goodwill Charge, a $5.0 million increase in provision for unfunded commitment losses, a $3.3 million increase in loan collection costs, a $3.0 million increase in FDIC insurance costs, a $1.9 million increase in net occupancy expense, and the $1.7 million Facilities Consolidation impairment charge (see Cost Efficiencies, discussed above) were partially offset by a $6.0 million decline in personnel costs, $4.4 million in various other expenses, a $2.3 million Extinguishment Loss incurred in 2007 (see Significant Transactions, discussed above) and $1.3 million decline in advertising and business development costs.

In 2007, total operating expense was $165.3 million, which was essentially flat with $165.4 million in 2006. Increased net occupancy expense, higher foreclosure related costs and increased fraud losses were offset by lower compensation expense, advertising/business development costs and professional fees. The $2.3 million Extinguishment Loss incurred in 2007, offset a $2.1 million loss on the extinguishment of Federal Home Loan Bank (FHLB) debt that was incurred in 2006.

The efficiency ratio was 84% in 2008, compared to 71% in 2007 and 69% in 2006. The efficiency ratio is calculated by dividing total operating expenses by revenues. Revenues are the sum of net interest income and non-interest income.

Personnel expense – Personnel expense includes compensation expense and employee benefits and is the largest component of operating expenses, totaling a combined $88.9 million in 2008, $94.9 million in 2007 and $97.9 million in 2006. For 2008, personnel expenses declined $6.0 million or six percent compared to 2007 and decreased $3.0 million or three percent in 2007 compared to 2006. The 2008 decrease was primarily due to lower salary and benefits. This included more than an 11% reduction in full-time equivalent positions since the beginning of 2008. The 2007 decline was attributable to lower incentives and stock-based compensation costs.

Facilities expense – Facilities expense, which includes net occupancy expense and equipment expense, was a combined $26.5 million in 2008, $24.6 million in 2007 and $20.9 million in 2006. This was a $1.8 million or seven percent increase in 2008 compared to 2007, and an increase of $3.7 million or 18% in 2007 compared to 2006. The 2008 increase was due to higher rent expense, leasehold amortization and property taxes associated with branches that were not open at all or not open for the full period in 2007. The 2007 increase was primarily due to higher rental expense, real estate taxes, utility costs and snow removal expenses. The increase in rental expense was associated with new branches that were opened in 2007 and that were open for only part of 2006.

Professional fees – Professional fees include legal, consulting, auditing and external portfolio management fees and totaled $8.6 million in 2008, $8.4 million in 2007 and $9.3 million in 2006. The decline in 2007 from 2006 relates to lower external assistance on regulatory compliance matters (see Regulatory Developments discussion above).

Loan related costs – Loan related costs include loan processing and collection expense and provision for unfunded commitment losses and totaled a combined $11.8 million in 2008, $3.6 million in 2007 and $4.0 million in 2006. While expenses in 2006 and 2007 were relatively stable, 2008 expenses increased $8.2 million. This was due to increased collection costs on higher non-performing loan balances and estimated losses on letter of credit commitments on defaulted residential development loans.

Goodwill impairment – In second quarter 2008, a $6.1 million non-cash charge was recorded that completely eliminated all goodwill previously carried on the Company’s balance sheet (the “Goodwill Charge”). The write-off was due to the considerable and protracted discount of the Company’s stock value compared to its book value, which affected all business segments, as well as due to the decline in the operations of the Company.

Other operating expenses – Other operating expenses includes data processing expense, communication expense, advertising and business development expenses, insurance expense and other costs, and were a combined $30.6 million in 2008, $33.8 million in 2007 and $33.2 million in 2006. For 2008, reductions in bankcard fees, fraud losses and various discretionary expenses such as travel, training and consumable stationary and supplies declined $4.4 million, communication and advertising/business development costs declined $1.5 million and data processing costs declined $0.4 million. Many of these reductions were related to the Cost Efficiencies key initiative. These were partially offset by a $3.1 million increase in insurance expense due to higher FDIC insurance rates. The FDIC recently proposed a special assessment for all financial institutions whose deposits are federally-insured, that if finalized would be imposed in 2009 and could be material in amount. For 2007, a $1.1 million increase in fraud losses, a $1.0 million increase in foreclosure related costs, and a $0.7 million charge for the Company’s proportionate membership interest share of various litigation claims against VISA, Inc. were offset by a $3.2 million reduction in advertising/business development costs.

Income Taxes

Income tax benefit totaled $70.9 million in 2008, compared to income tax expense of $8.9 million and $18.0 million in 2007 and 2006, respectively. Declines in 2008 and 2007 were mainly due to losses and lower income before taxes, respectively. The 2007 income tax expense was net of a $588,000 tax benefit associated with an increase in effective state income tax rates that were enacted during the year, and which increased the value of the Company’s recorded deferred income tax asset. A deferred tax asset primarily represents expenses reflected on the Company’s Consolidated Statement of Operations whose tax deduction has been delayed or deferred to a later year’s tax return, due to differences in the timing of their recognition under generally accepted accounting principles versus income tax regulations. Since these deductions will be claimed in a future period, after the increase in the income tax rates becomes effective, they will result in a larger reduction in taxes paid than was previously recorded.

The effective tax rate was 42.0% in 2008, compared to 24.0% in 2007 and 27.7% in 2006. Items that are exempt from taxes, such as municipal bond income and COLI income, while generally resulting in an effective tax rate that is lower than the statutory tax rate, have the opposite effect in a period where there is a loss before income taxes. Conversely, items that are not deductible for tax purposes, such as goodwill, while generally resulting in an effective tax rate that is higher than the statutory tax rate, have the opposite effect in a period where there is a loss before income taxes. The combined effect of these factors was an effective tax rate that was lower than the statutory tax rate in 2007, but higher than the statutory tax rate in 2008. See Note 14 of the Notes to Consolidated Financial Statements.

Discontinued Operations

In 2005, the Company sold its asset management subsidiary, Investors Management Group, Ltd. (IMG), to West Bancorporation, Inc. (West Banc). For 2006, net income from this discontinued operation was $248,000 and resulted from the finalization of tax payments from the sale of IMG in the previous year.

BUSINESS SEGMENT REVIEW

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

Total Segment results differ from consolidated results primarily due to inter-segment eliminations, certain corporate administration costs, items not otherwise allocated in the management accounting process and treasury and investment activities such as the offset to the funds transfer adjustments made to the Segments, interest income on the securities investment portfolio, gains and losses on the sale of securities, COLI, CRA related fund income and derivative gains and losses. The impact of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and is included in the “Other” column of Note 16 of the Notes to Consolidated Financial Statements. As a result of the Federated and West Banc transactions, the results of IMG for the current and prior periods are reported as discontinued operations. Goodwill write-off totaling $6.1 million is included in the other non-interest expense line of the segment financials, and is further discussed in Note 6 of the Notes to Consolidated Financial Statements.

Commercial Banking

The Commercial Banking Segment (Commercial) provides commercial banking services to middle market and small business customers through the Bank’s branch locations. The services provided by Commercial include lending, business checking and deposits, treasury management and other traditional as well as electronic services.

Overview – Commercial net loss for 2008 was $85.8 million, compared to net income of $24.0 million and $34.7 million in 2007 and 2006, respectively. Commercial total assets were $3.0 billion at December 31, 2008 and represented 60% of total consolidated assets. This compares to $3.1 billion and 60% at December 31, 2007.

Comparison of 2008 to 2007 – Commercial net loss for 2008 was $85.8 million, a decline of $109.8 million from 2007 net income of $24.0 million. The decline was due to a $155.6 million increase in Provision and a $22.9 million decrease in net-interest income that were partially offset by a $68.7 million decrease in income taxes.

The decrease in net interest income was driven by increased levels of non-accrual loans, decreased loan and deposit volumes and the reversal of accrued interest on loans placed on non-accrual status. The increase in Provision was primarily due to deterioration of credit quality and increased volumes of non-performing loans, particularly in the residential construction and development loans, which were affected by declining real estate sales activity, softening collateral values and large concentrations. Income taxes were lower due to a change from income before tax to a loss before tax.

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

Overview – Retail net income for 2008 was $1.9 million, compared to $18.3 million and $11.5 million in 2007 and 2006, respectively. Retail total assets were $824 million at December 31, 2008 and represented 16% of total consolidated assets. This compares to $692 million and 13% at December 31, 2007.

Comparison of 2008 to 2007 – Retail net income for 2008 was $1.9 million, a decrease of $16.4 million from 2007. The decrease was due to a $17.2 million increase in Provision and a $10.3 million increase in operating expenses. These were partly offset by a $3.6 million increase in non-interest income and an $8.2 million decrease in income taxes.

The increase in Provision was mainly due to higher net charge-offs, including $2.5 million in charge-offs on two large home equity credits that were managed by Retail. The increase in operating expenses was largely due to a $3.6 million goodwill write-off, higher rental expense associated with new branches that were not yet open or not open for the entire period in 2007, the effects of the Facilities Consolidation, and higher allocated expenses. The increase in non-interest income was mainly due to higher service charges on deposits, brokerage commission referral income and bankcard fee income. Income taxes decreased due to lower income before taxes.

Comparison of 2007 to 2006 – Retail net income for 2007 was $18.3 million, an increase of $6.8 million or 62% from 2006. The increase was due to a $5.2 million increase in net interest income, a $6.2 million increase in non-interest income and a $1.8 million decrease in Provision. These were partly offset by a $1.9 million increase in non-interest expense and a $4.4 million increase in income taxes.

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

Overview – IMT net income for 2008 was $2.2 million, compared to $2.6 million and $1.4 million in 2007 and 2006, respectively. IMT total assets were $11 million at December 31, 2008 and represented less than 1% of total consolidated assets. At December 31, 2007, IMT total assets were $13 million, also less than 1% of total consolidated assets.

Comparison of 2008 to 2007 – IMT net income for 2008 was $2.2 million, a decrease of $0.4 million from 2007. A decline in non-interest income was more than offset by decreases in non-interest expense and income taxes.

The decline in non-interest income was due to lower retirement plan service fees and wealth management fees, both of which were affected by declining administered asset values.

Comparison of 2007 to 2006 – IMT net income for 2007 was $2.6 million, an increase of $1.1 million or 81% from 2006. An increase of $1.5 million in non-interest income and a decline of $0.3 million in non-interest expense were partially offset by a $0.7 million increase in income taxes.

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

Overview – Mortgage net loss for 2008 was $0.5 million, compared to $1.5 million net income in 2007 and $0.5 million net loss in 2006. Mortgage total assets were $201 million at December 31, 2008 and represented 4% of total consolidated assets. This compares to $264 million and 5% at December 31, 2007.

Comparison of 2008 to 2007 – Mortgage net loss for 2008 was $0.5 million, a decrease of $2.0 million from 2007. The decrease was primarily due to a $3.8 million decline in non-interest income, net of a $2.2 million decrease in operating expenses and a $1.3 million decrease in income tax expense.

The decrease in non-interest income was primarily due to the $2.6 million OMSR Gain recorded in 2007, lower servicing fee income attributable to the OMSR Sale and lower closing volumes, year-over-year. The decrease in operating expenses was attributable to lower personnel costs and allocated expenses, the benefit of an improved cost structure associated with the Mortgage Restructuring. Income taxes decreased due to lower income before taxes.

Comparison of 2007 to 2006 – Mortgage net income for 2007 was $1.5 million, an increase of $2.0 million from 2006. The increase was primarily due to a $3.2 million decline in non-interest expense, net of a $1.3 million increase in income tax expense.

The decline in non-interest expense was primarily due to lower personnel and allocated corporate support costs as the cost of servicing mortgage loans has been substantially eliminated after the transition to the third party processor and servicer. The decrease in personnel costs was net of severance costs associated with job eliminations in connection with the transition. Income taxes increased due to higher income before taxes. The $2.6 million OMSR Gain was largely offset by lower mortgage banking income and net interest income.

BALANCE SHEET REVIEW

Total assets were $5.1 billion at December 31, 2008, a decrease of $133 million or three percent from December 31, 2007. Total liabilities decreased $26 million over the same period and stockholders’ equity decreased $107 million. The following discusses changes in the major components of the Consolidated Balance Sheet since December 31, 2007.

Cash and Cash Equivalents

Cash and cash equivalents increased $6 million from December 31, 2007 to December 31, 2008, as the cash provided by operating activities of $56 million exceeded the cash used in investing activities of $9 million plus the cash used in financing activities of $41 million. This compares to a decrease of $14 million from December 31, 2006 to December 31, 2007, as the cash used in financing activities of $126 million exceeded the cash provided by operating activities of $62 million, plus the cash provided by investing activities of $50 million.

The $56 million of cash provided by operating activities during 2008 compares with $62 million provided in 2007, representing a $6 million decrease in cash provided between the two years. The $9 million of cash used in investing activities during 2008 compares with $50 million cash provided in 2007, for a decrease of $59 million in cash provided between the two years. The decrease was primarily due to a decline in cash proceeds from security sales and maturities of $41 million combined with an increase in cash used to purchase securities and other short-term investments of $22 million. The $41 million of cash used in financing activities during 2008 compares with $125 million cash used in 2007, or a decrease of $84 million in cash used between the two years. This was primarily due to a $59 million decline in treasury share purchases, as the Stock Repurchase authorization expired during 2008, and a $41 million decline in long-term borrowing payments. A $424 million decline in bank-issued deposits was essentially offset by increases in wholesale funding sources.

Securities Available for Sale

Total securities available for sale as of December 31, 2008 were $858 million, an increase of $15 million or two percent from the prior year-end. At December 31, 2008, the total securities available for sale portfolio comprised 18% of total earning assets, including COLI, compared to 17% for 2007. Among the factors affecting the decision to purchase or sell securities are the current assessment of economic and financial conditions, including the interest rate environment, regulatory capital levels, the liquidity needs of the Company, and its pledging obligations.

As of December 31, 2008, mortgage-backed (MBS), collateralized mortgage obligations (CMO), and other asset-backed (ABS) securities totaled $606 million and represented 71% of total available for sale securities. The distribution included $107 million of MBS and $439 million of CMOs issued by U.S. Government sponsored enterprises (GSEs) and U.S. Government Agencies, and $44 million of CMOs and $16 million of ABS that were privately issued, nearly all of which are rated Aaa.

The $858 million of total securities available for sale includes gross unrealized gains of $13 million and gross unrealized losses of $26 million. Unrealized gains and unrealized losses is the difference between a security’s fair value and carrying value. The fair value of a security is generally influenced by two factors, market risk and credit risk. Market risk is the exposure of the security to changes in interest rate. There is an inverse relationship to changes in the fair value of the security with changes in interest rates, meaning that when rates increase the value of the security will decrease. Conversely, when rates decline the value of the security will increase. Credit risk arises from the extension of credit to a counter-party, for example a purchase of corporate debt in security form, and the possibility that the counter-party may not meet its contractual obligations. The Company’s policy is to invest in securities with low credit risk, such as U.S. Treasuries, U.S. government agencies (such as the Government National Mortgage Association or “GNMA”), GSEs (such as FHLMC and the Federal National

Mortgage Association or FNMA), state and political obligations, and highly-rated private issue mortgage and asset-backed securities. Unlike agency debt, GSE debt is not secured by the full faith and credit of the United States.

The combined effect of the Company’s gross unrealized gains and gross unrealized losses, net of tax, is included as other comprehensive income (OCI) in stockholders’ equity, as none of the securities with gross unrealized losses are considered other than temporarily impaired. Of the $26 million of gross unrealized losses, $23 million relate to securities that have had a fair value less than book value for over twelve months. Included in the $23 million of unrealized losses is $4 million related to three “Aaa” rated private issue mortgage related collateral mortgage obligations and $19 million related to seven investment grade, private issue asset backed obligations. These bonds have sufficient credit enhancement and the Company expects full recovery of principal. As of December 31, 2008, the Company has the ability to hold, and has no intent to dispose of, the related securities until maturity or upon fair value exceeding cost.

For comparative purposes, at December 31, 2007, gross unrealized gains of $2 million and gross unrealized losses of $7 million were included in the securities available for sale portfolio. For further analysis of the securities available for sale portfolio, see Table 4 and Note 3 of the Notes to Consolidated Financial Statements.

Loans Held for Sale

At December 31, 2008, mortgage origination fundings awaiting sale were $7 million, compared to $4 million at December 31, 2007. All loans held for sale are recorded at the lower of cost or market value. Residential mortgage loans are originated by the Company’s Mortgage Banking Segment. Prior to the Mortgage Restructuring in 2007, the majority of non-conforming adjustable rate, fixed-rate and balloon residential mortgages were retained by the Bank, while conforming adjustable rate, fixed-rate and balloon residential mortgage loans were sold in the secondary market in order to minimize interest rate risk, as well as to generate gains on the sale of these loans and servicing income. Since the Mortgage Restructuring, a majority of all mortgage loans are sold for a fee net of origination costs. See Significant Transactions, discussed above.

Loans

Loans represent the largest component of AMCORE’s earning asset base. At year-end 2008, total loans were $3.8 billion, a decrease of $147 million from 2007, and represented 79% of total earning assets including COLI. See Table 2 and Note 4 of the Notes to Consolidated Financial Statements.

Total commercial real estate loans, including real estate construction loans, decreased $162 million or seven percent. Residential real estate loans decreased $31 million or seven percent. Commercial, financial and agricultural loans increased $4 million or one percent. Installment and consumer loans increased $42 million or 12%. The decrease in loans included the Loan Sale.

Goodwill

The Company’s goodwill balance of $6.1 million was written off during 2008.

Deposits

Total deposits at December 31, 2008 were $3.9 billion, a decrease of $84 million or two percent when compared to 2007. The decrease was due to a $568 million decrease in bank-issued deposits net of a $484 million increase in wholesale deposits. The decline in bank-issued deposits included a $43 million decline in non-interest bearing deposits and a $643 million decline in non-time interest bearing deposits. These declines were partly offset by a $118 million increase in time deposits. The declines in non-time deposits were largely attributable to institutional and other high balance deposits that exceeded historical FDIC insurance limits that elected to diversify their coverage by moving deposits to other financial institutions. In some instances, the deposit balances were collateralized and the decline freed up the collateral for other uses. Some large corporate deposits are now included in short-term borrowings, as the customers have elected to participate in a repo-sweep product. Balances in this product increased $69 million since December 31, 2007. The increase in time deposits is attributable to deposit attraction strategies employed by the Bank in recent months as well as growth in a product offered by the Bank that enables customers to increase their FDIC-insured balances. Bank-issued deposits represented 72% of total deposits at December 31, 2008 compared to 85% at December 31, 2007. Table 5 shows the maturity distribution of time deposits $100,000 and over.

Borrowings

Borrowings totaled $815 million at year-end 2008 and were comprised of $436 million of short-term and $380 million of long-term borrowings. Comparable amounts at the end of 2007 were $397 million and $369 million, respectively, for a combined increase in borrowings of $50 million or six percent. The net increase in borrowings included $135 million in repurchase agreements (of which $69 million were the customer-sourced repo-sweep product, which is a secured form of borrowing), $50 million in Federal Reserve Bank Term Auction Facility (“TAF”) borrowings and $10 million in draws against senior debt. The increase was partially offset by a $109 million decline in Fed Funds purchased, a $26 million decrease in FHLB advances and $9 million in U.S. Treasury tax and loan note (“TT & L”) accounts. Subsequent to the end of 2008, the maturity of its senior debt was extended to April 15, 2010. See Notes 7 and 8 of the Notes to Consolidated Financial Statements.

The Company has $50 million of Trust Preferred securities that qualify as Tier 1 Capital for regulatory capital purposes for the Company. In first quarter of 2009, the Company elected to defer regularly scheduled quarterly interest payments on the Trust Preferred securities. The deferral of interest does not constitute an event of default, per the terms of the indentures. While the Company defers the payment of interest, it will continue to accrue expense for interest owed at a compounded rate. The Bank has two fixed/floating rate junior subordinated debentures totaling a combined $50 million that qualify as Tier 2 Capital for regulatory capital purposes for both the Bank and the Company. See also Note 18 of the Notes to the Consolidated Financial Statements.

On January 28, 2009, Fitch downgraded the Company’s and the Bank’s long-term Issuer Default ratings to CCC and B-, respectively. Short-term issuer default ratings for both the Company and the Bank were downgraded to C. In addition, Fitch revised the Rating Outlook to “Rating Watch Off.”

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

During 2007, the outstanding balances of the underlying loans fell to a level where the cost of servicing the loans became burdensome in relation to the benefits of servicing. As a result, the Company exercised its Clean-up Call option and repurchased the loans. The carrying value of the retained residual interests was written off. As of December 31, 2007, the balance of the repurchased loans included on the Company’s Consolidated Balance Sheet was $22 million.

Mortgage loan sales – Historically, the Company sold most of the mortgage loans that it originated to the secondary market, retaining the right to service the loans that were sold. As a result, the loans were removed from the Company’s Consolidated Balance Sheets, an OMSR asset was recorded and gains on the sale of the loans were recognized, pursuant to SFAS No 140. During 2007, the Company sold the majority of its OMSR portfolio. The Company now sells nearly all of the mortgage loans that it originates, including the rights to service the loans sold, to a national mortgage services company in a private-label loan processing and servicing support arrangement. See above discussion of Significant Transactions. At December 31, 2008 and December 31, 2007, the unpaid principal balance of mortgage loans serviced for others was $16 million and $17 million, respectively. These loans are not recorded on the Company’s Consolidated Balance Sheets. As of December 31, 2008 and December 31, 2007, the Company had recorded $0.1 million of OMSRs. There were no impairment valuation allowances for either period.

Derivatives – The Company periodically uses derivative contracts to help manage its exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives used most often are interest rate swaps, and on occasion caps, collars and floors (collectively the “Interest Rate Derivatives”), mortgage loan commitments and forward contracts. As of December 31, 2008 and 2007, there were no caps, collars or floors outstanding. Interest Rate Derivatives are contracts with a third-party (the “Counter-party”) to exchange interest payment streams based upon an assumed principal amount (the “Notional Principal Amount”). The Notional Principal Amount is not advanced to/from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams and is not recorded on the Consolidated Balance Sheets. AMCORE does not have any derivatives that are held or issued for trading purposes but it does have some derivatives that do not qualify for hedge accounting. AMCORE monitors credit risk exposure to the Counter-parties. All Counter-parties, or their parent company, have investment grade credit ratings and are expected to meet any outstanding interest payment obligations.

The total notional amount of Interest Rate Derivatives outstanding was $43 million and $141 million as of December 31, 2008 and December 31, 2007, respectively. As of December 31, 2008, Interest Rate Derivatives had a net negative carrying and fair value of $1.0 million, compared to a net negative carrying and fair value of $1.7 million at December 31, 2007. The total notional amount of forward contracts outstanding for mortgage loans to be sold was $61 million and $23 million as of December 31, 2008 and December 31, 2007, respectively. As of December 31, 2008, the forward contracts had a net negative carrying and fair value of $0.6 million compared to a net negative carrying and fair value of $0.1 million at December 31, 2007. For further discussion of derivatives, see Notes 9 and 10 of the Notes to Consolidated Financial Statements.

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

At both December 31, 2008 and December 31, 2007, liabilities in the amount of $0.1 million, representing the value of the guarantee obligations associated with certain of the letters of credit, had been recorded in accordance with FIN No. 45. These amounts are expected to be amortized into income over the lives of the commitments. The contractual amount of all letters of credit, including those exempted from the scope of FIN No. 45, was $74 million and $192 million at December 31, 2008 and the end of 2007, respectively. See Notes 10 and 13 of the Notes to Consolidated Financial Statements.

The net carrying value of mortgage loan commitments recorded as an asset totaled $0.4 million and less than $0.1 million at December 31, 2008 and December 31, 2007, respectively. These amounts represent the fair value of those commitments marked-to-market in accordance with SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities” and in accordance with SAB No. 105. The total notional amount of mortgage loan commitments was $55 million at December 31, 2008 and $18 million at December 31, 2007. See Note 9 of the Notes to Consolidated Financial Statements.

At December 31, 2008 and December 31, 2007, the Company had extended $596 million and $867 million, respectively, in loan commitments other than the mortgage loan commitments and letters of credit described above. This amount represented the notional amount of the commitment. A contingent liability of $5.8 million and $1.0 million has been recorded for the Company’s estimate of probable losses on unfunded commitments including letters of credit outstanding at December 31, 2008 and December 31, 2007, respectively.

Equity investments – The Company has some non-marketable equity investments that have not been consolidated in its financial statements but rather are recorded in accordance with either the cost or equity method of accounting depending on the percentage of ownership. At December 31, 2008 and December 31, 2007, these investments included $5 million and $4 million, respectively, in CRA related investments. Not included in the carrying amount were commitments to fund an additional $1.5 million, at some future date. The Company also has recorded investments of $5 million, $20 million, and less than $0.1 million, respectively, in stock of the Federal Reserve Bank, the FHLB and preferred stock of Federal Agricultural Mortgage Corporation at December 31, 2008. At December 31, 2007, these amounts were $4 million, $20 million, and less than $0.1 million, respectively. These investments are recorded at amortized historical cost or fair value, as applicable, with income recorded when dividends are declared.

Other investments, comprised of various affordable housing tax credit projects (AHTCP) and other CRA related investments, totaled approximately $0.6 million and $0.7 million at December 31, 2008 and December 31, 2007, respectively. Losses are limited to the remaining investment and there are no additional funding commitments on the AHTCPs by the Company. Those investments without guaranteed yields were reported on the equity method, while those with guaranteed yields were reported using the effective yield method. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus additional commitments, if any, and the potential for the recapture of tax credits on AHTCP should it fail to qualify for the entire period required by tax regulations.

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

Fiduciary and agency – The Company’s subsidiaries also hold assets in a fiduciary or agency capacity that are not included in the Consolidated Financial Statements because they are not assets of the Company. Total assets administered by the Company were $2.0 billion at December 31, 2008 and $2.7 billion at December 31, 2007.

Contractual Obligations

In the ordinary course of its business, the Company enters into certain contractual arrangements. These obligations include issuance of debt to fund operations, property leases and derivative transactions. With the predominant portion of its business being banking, the Company routinely enters into and exits various funding relationships including the issuance and extinguishment of long-term debt. See the discussion of Borrowings above, and Notes 7 and 8 of the Notes to Consolidated Financial Statements. During 2008, the Company did not enter into any new lease agreements, but gave notice of its intent to exit two of its limited branch offices and one of its full service branch offices, recording a lease termination obligation of $1.2 million. Other than these transactions, there were no material changes in the Company’s contractual obligations since the end of 2007. Amounts as of December 31, 2008 are listed in the following table:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

		(in thousands)
Time Deposits	$2,229,139	$1,201,473	$852,265	$174,944	$457
Long-Term Debt (1)	457,432	20,667	156,934	219,937	59,894
Capital Lease Obligations (2)	2,479	225	456	409	1,389
Operating Leases	99,976	4,212	8,104	6,908	80,752
Service Contracts	1,160	456	621	83	—
Interest Rate Swaps (3)	3,898	1,984	1,785	129	—
Planned Pension Obligation Funding	6,248	382	750	736	4,380

Total	$2,800,332	$1,229,399	$1,020,915	$403,146	$146,872

(1)	Includes related interest. Interest calculations on debt with call features were calculated through the first call date. Any debt with floating rates was calculated using the rate in effect at December 31, 2008. See Note 8 of Notes to the Consolidated Financial Statements.
(2)	Includes related interest. See Note 5 of Notes to the Consolidated Financial Statements.
(3)	Swap contract payments relate only to the “pay” side of the transaction. Any contracts with floating rates were calculated using the rate in effect at December 31, 2008.

ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

AMCORE’s credit risk is centered in its loan portfolio, which totaled $3.8 billion, or 79% of earning assets, including COLI on December 31, 2008. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer’s failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration and borrower concentration.

The Company is also exposed to carrier credit risk with respect to its $145 million investment in COLI. AMCORE has managed this risk by utilizing “separate accounts” in which its credit exposure is to a specific investment portfolio rather than the carrier. The underlying investment portfolios (which are managed by parties other than AMCORE) consist of investment grade securities and the investment guidelines typically have a requirement to sell if the securities are downgraded. Separate accounts constitute the majority of AMCORE’s COLI portfolio. In terms of COLI accounts where AMCORE is directly exposed to carrier risk, this risk has been managed by diversifying its holdings among multiple carriers and by periodic internal credit reviews. All carriers have investment grade ratings from the major rating agencies.

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

The determination by management of the appropriate level of the Allowance amounted to $136 million at December 31, 2008, compared to $53 million at December 31, 2007, an increase of $83 million or 157%. Specific loss estimates on individually reviewed impaired loans and loss estimates on loan pools increased $14 million and $69 million, respectively, at December 31, 2008 compared to December 31, 2007. The increase in the Allowance was taken in light of sustained increases in non-performing loans, increased delinquencies, higher net charge-offs and the rapid deterioration in real estate sales activity in the Midwest that negatively affects the liquidity and capital resources of borrowers and the borrower’s ability to make principal and interest payment when due. The decline in sales activity also leads to eroding property values, which serve as collateral for the repayment of loans.

At December 31, 2008, the Allowance as a percent of total loans and of non-performing loans was 3.60% and 44%, respectively. These compare to the same ratios at December 31, 2007 of 1.35% and 75%. Net charge-offs were $100 million in 2008, an increase of $83 million from $17 million in 2007. This was 2.58% and 0.42% of average loans, respectively. Increases included commercial real estate net charge-offs of $68 million, commercial and industrial net charge-offs of $10 million, and $5 million in consumer/installment net charge-offs.

Non-performing Assets – Non-performing assets consist of non-accrual loans, loans ninety days past due and still accruing interest, foreclosed real estate and other repossessed assets. Non-performing assets totaled $330 million as of December 31, 2008, an increase of $255 million from $75 million at December 31, 2007. The increase since December 31, 2007 consisted of a $242 million increase in non-performing loans driven by a rapid weakening of real estate conditions in the Company’s markets. These market conditions are expected to persist into 2009. Foreclosed assets increased by $13 million, as newly foreclosed loans exceeded liquidations of existing foreclosed assets. Total non-performing assets represented 6.53% and 1.45% of total assets at December 31, 2008 and December 31, 2007, respectively.

While the Company strives to reflect all known risk factors in its evaluation, the ultimate loss could differ materially from the current estimate. See Critical Accounting Estimates for a discussion of the judgments and assumptions that are most critical in determining the adequacy of the Allowance.

In addition to the amount of non-accruing and delinquent loans over ninety days past due, management is aware that other possible credit problems of borrowers may exist. These include loans that are migrating from grades with lower risk of loss probabilities into grades with higher risk of loss probabilities, as performance and potential repayment issues surface. The Company monitors these loans and adjusts its historical loss rates in its Allowance evaluation accordingly. The most severe of these are credits that are classified as substandard assets due to either less than satisfactory performance history, lack of borrower’s sound worth or paying capacity, or inadequate collateral. As of December 31, 2008 and December 31, 2007, there were $11 million and $6 million, respectively, in this risk category that were 60 to 89 days delinquent and $20 million and $13 million, respectively, that were 30 to 59 days past due. At December 31, 2008, 90% of these loans were current or less than thirty days past due.

Concentration of Credit Risks – As previously discussed, AMCORE strives to maintain a diverse loan portfolio in an effort to minimize the effect of credit risk. Summarized below are the characteristics of classifications that exceed 10% of total loans.

Commercial, financial, and agricultural loans were $772 million at December 31, 2008, and comprised 20% of gross loans, of which 6.57% were non-performing. Net charge-offs of commercial loans in 2008 and 2007 were 1.91% and 0.64%, respectively, of the average balance of the category.

Commercial real estate and construction loans were $2.2 billion at December 31, 2008, comprising 58% of gross loans, of which 11.53% were classified as non-performing. Net charge-offs of construction and commercial real estate loans during 2008 and 2007 were 3.30% and 0.29%, respectively, of the average balance of the category.

The above commercial loan categories included $618 million in construction, land development loans and other land loans and $616 million of loans to lessors of non-residential building, each of which were 16% of total loans. There were no other loan concentrations within these categories that exceeded 10% of total loans.

Residential real estate loans, which include home equity and permanent residential financing, totaled $438 million at December 31, 2008, and represented 12% of gross loans, of which 1.75% were non-performing. Net charge-offs of residential real estate during 2008 and 2007 were 0.88% and 0.11%, respectively, of the average balance in this category. The increases in net charge offs reflect credit conditions in general and the chargedown of two larger credits. The Bank does not engage in sub-prime lending.

Installment and consumer loans were $377 million at December 31, 2008, and comprised 10% of gross loans, of which 0.31% were non-performing. Net charge-offs of consumer loans during 2008 and 2007 were 1.61% and 1.36%, respectively, of the average balance of the category. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $315 million at December 31, 2008. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of consumer credit.

Contained within the concentrations described above, the Company has $1.4 billion of interest-only loans, of which $781 million are included in the construction and commercial real estate loan category, $443 million are included in the commercial, financial, and agricultural loan category, and $173 million are in home equity loans and lines of credit. The Company does not have any negative amortization loans, and does not have material concentrations in relation to its total portfolio of high loan-to-value loans, option adjustable-rate mortgage loans or loans that initially have below market rates that significantly increase after the initial period.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity Management

Overview – Liquidity management is the process by which the Company, through its Asset and Liability Committee (ALCO) and capital markets and treasury function, ensures that adequate liquid funds are available to meet its financial commitments on a timely basis, at a reasonable cost and within acceptable risk tolerances.

Liquidity is derived primarily from bank-issued deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources include brokered CDs, Fed Funds purchased lines, Federal Reserve Bank discount window advances, TT&L, TAF borrowings, FHLB advances, repurchase agreements, the sale or securitization of loans, subordinated debentures, balances maintained at correspondent banks and access to other capital market instruments. Bank-issued deposits, which exclude wholesale deposits, are considered by management to be the primary, most stable and most cost-effective source of funding and liquidity. The Bank also has capacity, over time, to place additional brokered CD’s as a source of mid- to long-term funds. The ESA and related government programs may also be a source of potential liquidity. AMCORE continues to review these programs for their potential to add value to its customers and business and has not determined their potential impact on its future financial position, results of operation, cash flows or liquidity.

Uses of liquidity include funding credit obligations to borrowers, funding of mortgage originations pending sale, withdrawals by depositors, repayment of debt when due or called, maintaining adequate collateral for public deposits, paying dividends to shareholders, payment of operating expenses, funding capital expenditures and maintaining deposit reserve requirements.

During 2008, wholesale funding, which includes borrowings and brokered deposits, increased $533 million. Of this increase, $69 million were the Bank’s customer-sourced repo-sweep product, which is a secured form of borrowing. Wholesale funding represented 37% of total assets at December 31, 2008, compared to 26% as of the end of 2007. The Company’s liquidity was considered adequate to meet its foreseeable needs as of December 31, 2008.

Investment securities portfolio – Scheduled maturities of the Company’s investment securities portfolio and the prepayment of mortgage and asset backed securities represent a significant source of liquidity. Approximately $82 million, or nine percent, of the securities portfolio will contractually mature in 2009. See Table 4. This does not include mortgage and asset backed securities since their payment streams may differ from contractual maturities because borrowers may have the right to prepay obligations, typically without penalty. For example, scheduled maturities for 2008, excluding mortgage and asset backed securities, were $26 million, whereas actual proceeds from the portfolio, which included scheduled payments and prepayments of mortgage and asset backed securities, were $304 million. This compares to proceeds of $196 million and $209 million in 2007 and 2006, respectively.

At December 31, 2008, securities available for sale were $858 million or 17% of total assets compared to $843 million or 16% at December 31, 2007.

Loans – Funding of loans is the most significant liquidity need, representing 75% of total assets as of December 31, 2008. Since December 31, 2007, loans decreased $147 million. Loans held for sale, which represents mortgage origination funding awaiting sale, declined $3 million. The scheduled repayments and maturities of loans represent a substantial source of liquidity. Table 3 shows, for selected loan categories, that $745 million in maturities are scheduled for 2009.

Bank-issued deposits – Bank-issued deposits are the most cost-effective and reliable source of liquidity for the Company. During 2008, bank-issued deposits declined $568 million. Scheduled maturities of time deposits of $100,000 or more, as reflected in Table 5, are $697 million in 2009, of which $197 million are bank-issued.

Branch expansion – The Bank is slowing the opening of new branches to only those already in the construction pipeline or under contract. Except for loan growth, branch expansion is not expected to require a significant amount of liquidity.

Parent company – In addition to the overall liquidity needs of the Company, the parent company requires adequate liquidity to pay its expenses, repay debt when due and pay stockholder dividends. Liquidity is primarily provided to the parent company through the Bank in the form of dividends. The Bank is limited by regulation in the amount of dividends that it can pay, without prior regulatory approval. In recent years, the Company took steps to transfer excess liquidity to the parent company from the Bank, with dividend payments of $60 million and $55 million, in 2007 and 2006, respectively. For 2009, current Bank earnings are not expected to be paid as dividends without prior regulatory approval. See Note 17 of the Notes to Consolidated Financial Statements.

Other sources of liquidity – As of December 31, 2008, other sources of potentially available liquidity included borrowings from the Federal Reserve Bank. The Company also has capacity, over time, to place sufficient amounts of brokered CDs as a source of mid- to long-term liquidity. Unfunded Fed Funds lines also provide a source of overnight liquidity. The Bank’s indirect auto portfolio, which at December 31, 2008 was $315 million, is a potential source of liquidity through future loans sales or securitizations. The sale of preferred stock to the United States Treasury and temporary expansion of FDIC insured deposit levels pursuant to the CPP is also a potential source of liquidity that is being evaluated. These potential sources are not committed lines, in that the availability and terms (including advance rates on collateral) can vary. The recent trends have been for lower advance or lending rates on assets.

Other uses of liquidity – At December 31, 2008, other potential uses of liquidity totaled $731 million and included $596 million in commitments to extend credit, $61 million in residential mortgage commitments primarily held for sale, and $74 million in letters of credit. At December 31, 2007, these amounts totaled $1.1 billion.

The Company entered into a stock redemption agreement (Redemption Agreement) on October 16, 1989, as amended June 30, 1993, pursuant to Section 303 of the Internal Revenue Code to pay death taxes and other related expenses of certain stockholders. Such redemptions may be subject to bank regulatory agency approvals or limited by debt covenant restrictions.

The Company’s $20 million credit facility is due April 15, 2010.

Capital Management

Total stockholders’ equity at December 31, 2008 was $262 million, a decrease of $107 million from December 31, 2007. The decrease in stockholders’ equity was due to a $104 million decrease in retained earnings and a $5 million decrease in accumulated other comprehensive income, net of other increases in capital of $2 million. The $104 million decrease in retained earnings was due to the $98 million 2008 net loss and cash dividends paid of $6 million. In addition to the cash dividends, the Company paid stock dividends in June and September 2008 equivalent to $0.135 per share each. Beginning equity account balances were restated for the effects of the stock dividends and all share amounts were restated for all periods presented. The book value per share decreased $4.76 per share to $11.55 at December 31, 2008, down from $16.31 at December 31, 2007.

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

As the following table indicates, AMCORE’s total risk-based capital, Tier 1 capital and leverage ratio all exceeded the regulatory minimums of capital adequacy, as of December 31, 2008. There are five levels of capital defined by the regulations: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2008 the Bank is considered “well-capitalized” under this regulatory framework, the highest designation. AMCORE, like many financial institutions have historically maintained capital at or above the well-capitalized minimum. Also, like many financial institutions this year, AMCORE has experienced steady declines in its capital levels as credit losses have risen. As noted previously, the Company expects the credit crisis that is affecting the economy in general to persist into 2009, and will likely bring with it additional credit losses. If these expectations are realized, AMCORE may temporarily or otherwise fall below the well-capitalized level during first quarter 2009. Falling below well-capitalized may potentially affect, among other things, changes in the Company’s borrowing costs and terms from regulatory authorities and other third parties, the Bank’s FDIC deposit insurance premiums, and AMCORE’s ability to access the brokered CD markets. Even so, the Company expects to have sufficient liquidity to operate with these limitations. AMCORE has simulated its capital levels under various stress scenarios and does not expect its capital level to fall below adequately capitalized, as defined by the regulations. As noted previously under Key Initiatives, AMCORE is actively pursuing opportunities to raise additional capital and otherwise enhance its capital position through a variety of means. The Company is also discussing with its regulators, the regulatory standards notwithstanding, what an appropriate level of capital should be given the current credit environment and the Bank’s level of non-performing loans. Such minimum levels may be at a level greater than the level required to be considered “well-capitalized” under applicable regulations.

(Dollars in thousands)	December 31, 2008		December 31, 2007
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$408,205	10.04%	$519,487	11.68%
Total Capital Adequacy Minimum	325,333	8.00%	355,697	8.00%

Amount in Excess of Capital Adequacy Minimum	$82,872	2.04%	$163,790	3.68%

Tier 1 Capital (to Risk Weighted Assets)	$306,245	7.53%	$415,371	9.34%
Tier 1 Capital Adequacy Minimum	162,666	4.00%	177,849	4.00%

Amount in Excess of Capital Adequacy Minimum	$143,579	3.53%	$237,522	5.34%

Tier 1 Capital (to Average Assets)	$306,245	6.06%	$415,371	8.00%
Tier 1 Capital Adequacy Minimum	202,006	4.00%	207,725	4.00%

Amount in Excess of Capital Adequacy Minimum	$104,239	2.06%	$207,646	4.00%

Risk Weighted Assets	$4,066,661		$4,446,219

Average Assets	$5,050,150		$5,193,119

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

While AMCORE manages other risks in its normal course of operations, such as credit and liquidity risk, it considers interest-rate risk to be its most significant market risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of AMCORE’s business activities and operations. In addition, since as of December 31, 2008 AMCORE did not hold a trading portfolio, it was not exposed to significant market risk from trading activities. During 2007, there were no material changes in AMCORE’s primary market risk exposures. Based upon current expectations, no material changes are anticipated in the future in the types of market risks facing AMCORE.

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

The following table summarizes the affect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 100 basis points and no change in the slope of the yield curve:

Change In Interest Rates	As of December 31, 2008	As of December 31, 2007
+100	+4.6%	+1.8%
-100	-8.3%	-5.5%

The amounts and assumptions used in the simulation model should not be viewed as indicative of expected actual results. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies. The above results do not take into account any management action to mitigate potential risk.

TABLE 1

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	Years Ended December 31,
	2008			2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$875,336	$41,225	4.71%	$874,459	$39,391	4.50%	$1,120,828	$50,926	4.54%
Short-term investments	36,554	752	2.06%	8,551	494	5.77%	7,071	380	5.38%
Loans held for sale	5,928	388	6.55%	10,217	606	5.94%	22,843	1,220	5.34%
Loans:
Commercial	774,948	45,206	5.83%	798,290	64,949	8.14%	817,882	64,747	7.92%
Commercial real estate	2,278,095	133,619	5.87%	2,371,388	182,143	7.68%	2,236,353	170,389	7.62%
Residential real estate	455,119	26,915	5.91%	493,466	34,728	7.04%	489,110	33,420	6.83%
Consumer	352,772	27,878	7.90%	313,884	24,289	7.74%	314,818	22,286	7.08%

Total loans (1) (3)	$3,860,934	$233,618	6.05%	$3,977,028	$306,109	7.70%	$3,858,163	$290,842	7.54%

Total interest-earning assets	$4,778,752	$275,983	5.78%	$4,870,255	$346,600	7.12%	$5,008,905	$343,368	6.86%
Allowance for loan losses	(102,853)			(44,917)			(41,912)
Non-interest-earning assets	437,626			415,160			402,275

Total assets	$5,113,525			$5,240,498			$5,369,268

Liabilities and Stockholders’ Equity:
Interest bearing deposits & savings deposits	$1,571,500	$26,607	1.69%	$1,813,939	$59,984	3.31%	$1,771,301	$51,721	2.92%
Time deposits	1,035,212	40,807	3.94%	1,139,694	53,053	4.66%	1,225,364	50,542	4.12%

Total bank issued interest-bearing deposits	$2,606,712	$67,414	2.59%	$2,953,633	$113,037	3.83%	$2,996,665	$102,263	3.41%
Wholesale deposits	796,528	37,327	4.69%	665,935	34,150	5.13%	740,897	35,746	4.82%
Short-term borrowings	402,187	13,608	3.38%	276,439	13,728	4.97%	372,743	17,687	4.75%
Long-term borrowings	449,886	22,522	4.92%	396,571	22,517	5.68%	305,078	18,522	6.07%

Total interest-bearing liabilities	$4,255,313	$140,871	3.30%	$4,292,578	$183,432	4.27%	$4,415,383	$174,218	3.95%
Non-interest bearing deposits	475,579			497,872			487,264
Other liabilities	52,713			64,478			66,705
Realized Stockholders’ Equity	334,189			394,228			416,246
Other Comprehensive Loss	(4,269)			(8,658)			(16,330)

Total Liabilities & Stockholders’ Equity	$5,113,525			$5,240,498			$5,369,268

Net Interest Income (FTE)		$135,112			$163,168			$169,150

Net Interest Spread (FTE)			2.48%			2.85%			2.91%

Interest Rate Margin (FTE)			2.84%			3.35%			3.38%

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35%. FTE adjustments totaled $3.2 million in 2008 , $2.6 million in 2007, and $4.2 million in 2006.
(2)	The average balances of the securities are based on amortized historical cost.
(3)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $3.1 million, $3.2 million, and $3.1 million for 2008, 2007, and 2006 respectively.

TABLE 1

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET—(Continued)

	Years Ended December 31,
	2008/2007			2007/2006
	Increase/(Decrease) Due to Change in		Total Net Increase (Decrease)	Increase/(Decrease) Due to Change in		Total Net Increase (Decrease)
	Average	Average		Average Volume	Average Rate
	Volume	Rate
	(in thousands)
Interest Income:
Investment securities	$40	$1,794	$1,834	$(11,102)	$(433)	$(11,535)
Short-term investments	747	(489)	258	84	30	114
Loans held for sale	(276)	58	(218)	(738)	124	(614)
Loans:
Commercial	(1,918)	(17,825)	(19,743)	(1,571)	1,773	202
Commercial real estate	(6,834)	(41,690)	(48,524)	10,362	1,392	11,754
Residential real estate	(2,558)	(5,255)	(7,813)	300	1,008	1,308
Consumer	3,035	554	3,589	(66)	2,069	2,003

Total loans	(8,705)	(63,786)	(72,491)	9,072	6,195	15,267

Total Interest-Earning Assets	$(6,401)	$(64,216)	$(70,617)	$(9,657)	$12,889	$3,232

Interest Expense:
Interest bearing deposits	$(7,176)	$(26,201)	$(33,377)	$1,270	$6,993	$8,263
Time deposits	(4,585)	(7,661)	(12,246)	(3,694)	6,205	2,511

Total bank issued interest-bearing deposits	(12,132)	(33,491)	(45,623)	(1,487)	12,261	10,774
Wholesale deposits	6,296	(3,119)	3,177	(3,758)	2,162	(1,596)
Short-term borrowings	5,074	(5,194)	(120)	(4,749)	790	(3,959)
Long-term borrowings	2,875	(2,870)	5	5,259	(1,264)	3,995

Total Interest-Bearing Liabilities	$(1,574)	$(40,987)	$(42,561)	$(4,946)	$14,160	$9,214

Net Interest Income (FTE)	$(4,827)	$(23,229)	$(28,056)	$(4,711)	$(1,271)	$(5,982)

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

TABLE 2

ANALYSIS OF LOAN PORTFOLIO AND LOSS EXPERIENCE

	2008	2007	2006	2005	2004
	(dollars in thousands)
LOAN PORTFOLIO AT YEAR END:
Commercial, financial and agricultural	$771,679	$767,312	$798,168	$818,657	$764,339
Real estate-commercial	1,931,962	1,901,453	1,926,813	1,821,868	1,533,917
Real estate-construction	267,061	459,727	420,379	310,006	250,855
Real estate-residential	437,877	468,420	493,500	459,823	412,753
Installment and consumer	377,450	335,772	307,691	311,497	316,838
Direct lease financing	—	—	—	13	98

Gross loans	$3,786,029	$3,932,684	$3,946,551	$3,721,864	$3,278,800
Allowance for loan losses	(136,412)	(53,140)	(40,913)	(40,756)	(40,945)

Net Loans	$3,649,617	$3,879,544	$3,905,638	$3,681,108	$3,237,855

SUMMARY OF LOSS EXPERIENCE:
Allowance for loan losses, beginning of year	$53,140	$40,913	$40,756	$40,945	$42,115
Amounts charged-off:
Commercial, financial and agricultural	16,938	6,967	4,792	11,064	8,263
Real estate-commercial	76,423	7,195	2,965	240	2,902
Real estate-residential	4,082	674	664	1,012	614
Installment and consumer	7,978	6,318	6,096	5,354	6,527
Direct lease financing	—	—	7	91	12

Total Charge-offs	$105,421	$21,154	$14,524	$17,761	$18,318

Recoveries on amounts previously charged off:
Commercial, financial and agricultural	2,114	1,825	1,300	969	1,435
Real estate-commercial	1,304	267	356	231	176
Real estate-residential	63	149	436	192	176
Installment and consumer	2,299	2,053	2,469	1,700	1,907
Direct lease financing	—	—	—	—	2

Total Recoveries	$5,780	$4,294	$4,561	$3,092	$3,696

Net Charge-offs	$99,641	$16,860	$9,963	$14,669	$14,622
Provision charged to expense	202,716	29,087	10,120	15,194	15,530
Reductions due to sale of loans and other (1)	19,803	—	—	714	2,078

Allowance for Loan Losses, end of year	$136,412	$53,140	$40,913	$40,756	$40,945

RISK ELEMENTS:
Non-accrual loans	$304,176	$40,972	$30,048	$21,680	$30,148
Past due 90 days or more not included above	$8,889	$29,826	$2,315	$8,533	$1,848
Troubled debt restructuring	$—	$11	$12	$13	$14
RATIOS:
Allowance for loan losses to year-end loans	3.60%	1.35%	1.04%	1.10%	1.25%
Allowance to non-accrual loans	44.85%	129.70%	136.16%	187.99%	135.81%
Net charge-offs to average loans	2.58%	0.42%	0.26%	0.42%	0.47%
Recoveries to charge-offs	5.48%	20.30%	31.40%	17.41%	20.18%
Non-accrual loans to loans	8.03%	1.04%	0.76%	0.58%	0.92%

(1)	During 2008, the Bank sold $77 million of primarily non-performing and under-performing loans to a third party. See Note 4 of the Notes to Consolidated Financial Statements for further information. 2005 includes estimated loss on unfunded commitments. See Note 13 of the Notes to Consolidated Financial Statements for further information.

TABLE 2

ANALYSIS OF LOAN PORTFOLIO AND LOSS EXPERIENCE—(Continued)

The allocation of the allowance for loan and lease losses at December 31, was as follows:

	2008		2007		2006		2005		2004
	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
		(dollars in thousands)
Commercial, financial and agricultural	$23,700	20.1%	$37,550	20.1%	$20,730	21.2%	$20,602	22.2%	$18,264	23.5%
Commercial RE	95,455	59.0%	8,702	59.6%	8,106	58.0%	8,760	56.0%	11,969	48.5%
Residential RE	3,622	11.8%	683	12.4%	973	12.7%	959	12.7%	1,217	12.7%
Installment and consumer	13,635	9.1%	6,205	7.9%	6,410	8.1%	6,436	9.1%	5,796	15.3%
Unallocated	—	*	—	*	4,694	*	3,999	*	3,699	*

Total	$136,412	100.0%	$53,140	100.0%	$40,913	100.0%	$40,756	100.0%	$40,945	100.0%

*	Not applicable

TABLE 3

MATURITY AND INTEREST SENSITIVITY OF LOANS

	December 31, 2008
	Time Remaining to Maturity				Loans Due After One Year
	Due Within One Year	One To Five Years	After Five Years	Total	Fixed Interest Rate	Floating Interest Rate
	(in thousands)
Commercial, financial and agricultural	$503,959	$222,864	$44,856	$771,679	$204,411	$63,309
Real estate-construction	241,106	25,955	—	267,061	17,001	8,954

Total	$745,065	$248,819	$44,856	$1,038,740	$221,412	$72,263

TABLE 4

MATURITY OF SECURITIES

	December 31, 2008
	U.S. Treasury		Government Sponsored Enterprises (1)		States and Political Subdivisions (2)		Corporate Obligations and Other (3)		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities Available for Sale (4):
One year or less	$75,750	-0.05%	$1,004	1.79%	$3,947	6.71%	$1,467	1.65%	$82,168	0.33%
After one through five years	—	—	—	—	81,892	5.61%	—	—	81,892	5.61%
After five through ten years	—	—	—	—	30,981	5.84%	—	—	30,981	5.84%
After ten years	—	—	—	—	21,759	6.21%	25,341	1.09%	47,100	3.45%
Mortgage-backed and asset-backed securities (5)	—	—	556,020	4.77%	—	—	60,057	4.92%	616,077	4.78%

Total Securities Available for Sale	$75,750	-0.05%	$557,024	4.76%	$138,579	5.79%	$86,865	3.74%	$858,218	4.40%

(1)	Includes U.S. Government agencies.
(2)	Yields were calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(3)	Includes fair value of $25 million in equity investments which are included in the “corporate obligations and other” and the due “after ten years” classifications.
(4)	Amounts are reported at fair value. Yields were calculated based on amortized cost.
(5)	Includes $9 million of general obligations of FHLB and FNMA that are structured to have payment characteristics of a collateralized mortgage obligation security. Mortgage-backed and asset-backed security maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties. Therefore, these securities are not included within the maturity categories above.

TABLE 5

MATURITY OF TIME DEPOSITS $100,000 OR MORE

	As of December 31, 2008
	Time Remaining to Maturity
	Due Within Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
	(in thousands)
Certificates of deposit	$175,594	$149,162	$372,857	$724,694	$1,422,307
Other time deposits	—	—	—	838	838

Total	$175,594	$149,162	$372,857	$725,532	$1,423,145

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

			December 31,
			2008	2007
			( in thousands, except share data)
	ASSETS
	Cash and cash equivalents		$138,017	$132,156
	Interest earning deposits in banks and fed funds sold		1,665	12,882
	Loans held for sale		6,749	3,636
	Securities available for sale, at fair value		858,218	842,796
	Gross loans		3,786,029	3,932,684
	Allowance for loan losses		(136,412)	(53,140)

	Net loans		$3,649,617	$3,879,544
	Company owned life insurance		144,599	140,022
	Premises and equipment, net		91,955	94,121
	Goodwill		—	6,148
	Foreclosed real estate, net		16,899	4,108
	Other assets		152,105	77,365

	Total Assets		$5,059,824	$5,192,778

	LIABILITIES
	Deposits:
	Non-interest bearing deposits		$465,382	$508,389
	Interest bearing deposits		1,224,166	1,867,633
	Time deposits		1,147,856	1,029,418

	Total bank issued deposits		$2,837,404	$3,405,440
	Wholesale deposits		1,081,634	597,816

	Total deposits		$3,919,038	$4,003,256
	Short-term borrowings		435,783	397,088
	Long-term borrowings		379,667	368,858
	Other liabilities		63,338	55,009

	Total Liabilities		$4,797,826	$4,824,211

	STOCKHOLDERS’ EQUITY
	Preferred stock, $1 par value; authorized 10,000,000 shares; none issued		$—	$—
	Common stock, $0.22 par value; authorized 45,000,000 shares;

	December 31, 2008	December 31, 2007
Issued	30,078,990	30,001,115
Outstanding	22,682,317	22,599,741	6,684	6,666
Treasury stock	7,396,673	7,401,374	(172,293)	(172,390)
	Additional paid-in capital		69,838	67,832
	Retained earnings		365,684	469,775
	Accumulated other comprehensive loss		(7,915)	(3,316)

	Total Stockholders’ Equity		$261,998	$368,567

	Total Liabilities and Stockholders’ Equity		$5,059,824	$5,192,778

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2008	2007	2006
	(in thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$233,056	$305,580	$290,149
Interest on securities:
Taxable	33,610	33,520	40,929
Tax-exempt	4,950	3,816	6,498

Total Income on Securities	$38,560	$37,336	$47,427

Interest on federal funds sold and other short-term investments	561	295	241
Interest and fees on loans held for sale	388	606	1,220
Interest on deposits in banks	191	199	139

Total Interest Income	$272,756	$344,016	$339,176

INTEREST EXPENSE
Interest on deposits	$104,741	$147,187	$138,009
Interest on short-term borrowings	13,608	13,728	17,687
Interest on long-term borrowings	22,522	22,517	18,522

Total Interest Expense	$140,871	$183,432	$174,218

Net Interest Income	131,885	160,584	164,958
Provision for loan losses	202,716	29,087	10,120

Net Interest (Loss) Income After Provision for Loan Losses	$(70,831)	$131,497	$154,838

NON-INTEREST INCOME
Investment management and trust income	$16,269	$16,765	$16,200
Service charges on deposits	33,241	29,618	25,622
Mortgage banking income	641	1,793	3,917
Company owned life insurance income	4,566	5,429	7,891
Brokerage commission income	4,273	4,174	3,146
Bankcard fee income	8,594	7,862	6,225
Net security gains (losses)	2,018	(5,920)	267
Other	5,000	11,276	12,321

Total Non-Interest Income	$74,602	$70,997	$75,589

OPERATING EXPENSES
Compensation expense	$72,081	$75,822	$78,651
Employee benefits	16,831	19,102	19,239
Net occupancy expense	16,514	14,652	11,443
Equipment expense	9,943	9,963	9,448
Data processing expense	2,962	3,369	2,998
Professional fees	8,624	8,397	9,317
Communication expense	5,054	5,258	5,088
Advertising and business development	2,838	4,166	7,409
Goodwill impairment	6,148	—	—
Loan processing and collection expense	6,977	3,718	3,654
Insurance expense	4,687	1,603	1,671
Provision for unfunded commitment losses	4,804	(161)	387
Other	15,016	19,450	16,060

Total Operating Expenses	$172,479	$165,339	$165,365

(Loss) Income from continuing operations before income taxes	$(168,708)	$37,155	$65,062
Income tax (benefit) expense	(70,909)	8,914	18,035

(Loss) Income from continuing operations	$(97,799)	$28,241	$47,027

Discontinued operations:
Loss from discontinued operations	$—	$—	(131)
Income tax benefit	—	—	(379)

Income from discontinued operations	$—	$—	$248

Net (Loss) Income	$(97,799)	$28,241	$47,275

EARNINGS PER COMMON SHARE
Basic: (Loss) Income from continuing operations	$(4.32)	$1.20	$1.87
Income from discontinued operations	—	—	0.01

Net (Loss) Income	$(4.32)	$1.20	$1.88

Diluted: (Loss) Income from continuing operations	$(4.32)	$1.20	$1.86
Income from discontinued operations	—	—	0.01

Net (Loss) Income	$(4.32)	$1.20	$1.87

DIVIDENDS PER COMMON SHARE	$0.278	$0.720	$0.721
AVERAGE COMMON SHARES OUTSTANDING
Basic	22,629	23,546	25,125
Diluted	22,629	23,556	25,221

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except share data)
Balance at December 31, 2005, as previously reported	$6,652	$(104,240)	$74,110	$435,113	$(294)	$(12,824)	$398,517
Adjustment for stock dividend (Note 1)	—	15,554	(9,601)	(5,953)	—	—	—

Balance at December 31, 2005, restated	$6,652	$(88,686)	$64,509	$429,160	$(294)	$(12,824)	$398,517

Comprehensive Income (Loss):
Net Income	—	—	—	47,275	—	—	47,275
Net unrealized holding gains on securities available for sale arising during the period	—	—	—	—	—	3,403	3,403
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(267)	(267)
Income tax effect related to items of other comprehensive income	—	—	—	—	—	(1,205)	(1,205)

Comprehensive Income	—	—	—	47,275	—	1,931	49,206
Cash dividends on common stock-$0.721 per share	—	—	—	(18,072)	—	—	(18,072)
Purchase of 1,316,124 shares for the treasury	—	(40,244)	—	—	—	—	(40,244)
Deferred compensation and other	—	—	144	—	—	—	144
Pension obligation adjustment	—	—	—	—	—	(76)	(76)
Stock-based compensation	—	—	2,967	—	—	—	2,967
Reclassification upon adoption of SFAS No. 123R	—	—	342	—	294	—	636
Reissuance of 264,451 treasury shares for incentive plans	—	8,071	(1,939)	—	—	—	6,132
Issuance of 33,290 common shares for Employee Stock Plan	8	—	828	—	—	—	836

Balance at December 31, 2006, restated	$6,660	$(120,859)	$66,851	$458,363	$—	$(10,969)	$400,046

Comprehensive Income (Loss):
Net Loss	—	—	—	28,241	—	—	28,241
Net unrealized holding gains on securities available for sale arising during the period	—	—	—	—	—	6,363	6,363
Less reclassification adjustment for net security losses included in net income	—	—	—	—	—	5,920	5,920
Pension transition obligation amortization	—	—	—	—	—	42	42
Income tax effect related to items of other comprehensive income	—	—	—	—	—	(4,672)	(4,672)

Comprehensive Income	—	—	—	28,241	—	7,653	35,894
Cash dividends on common stock-$0.720 per share	—	—	—	(16,829)	—	—	(16,829)
Purchase of 2,135,617 shares for the treasury	—	(59,609)	—	—	—	—	(59,609)
Deferred compensation and other	—	—	245	—	—	—	245
Stock-based compensation	—	—	1,685	—	—	—	1,685
Reissuance of 254,717 treasury shares for incentive plans	—	8,078	(1,608)	—	—	—	6,470
Issuance of 28,883 common shares for Employee Stock Plan	6	—	659	—	—	—	665

Balance at December 31, 2007, restated	$6,666	$(172,390)	$67,832	$469,775	$—	$(3,316)	$368,567

Comprehensive Income (Loss):
Net Loss	—	—	—	(97,799)	—	—	(97,799)
Net unrealized holding losses on securities available for sale arising during the period	—	—	—	—	—	(5,639)	(5,639)
Less reclassification adjustment for net security gains included in net income	—	—	—	—	—	(2,018)	(2,018)
Pension transition obligation amortization	—	—	—	—	—	42	42
Income tax effect related to items of other comprehensive income	—	—	—	—	—	3,016	3,016

Comprehensive Income	—	—	—	(97,799)	—	(4,599)	(102,398)
Cash dividends on common stock-$0.278 per share	—	—	—	(6,292)	—	—	(6,292)
Purchase of 15,315 shares for the treasury	—	(348)	—	—	—	—	(348)
Deferred compensation and other	—	—	53	—	—	—	53
Stock-based compensation	—	—	2,122	—	—	—	2,122
Reissuance of 20,015 treasury shares for incentive plans, net of cancellations	—	445	(585)	—	—	—	(140)
Issuance of 77,875 common shares for Employee Stock Plan	18	—	416	—	—	—	434

Balance at December 31, 2008	$6,684	$(172,293)	$69,838	$365,684	$—	$(7,915)	$261,998

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Cash Flows From Operating Activities
Net (loss) income	$(97,799)	$28,241	$47,275
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	8,775	8,105	7,371
Goodwill impairment	6,148	—	—
Amortization and accretion of securities, net	(375)	588	1,523
Stock-based compensation expense	2,223	1,889	2,977
Tax benefit on exercise of stock options	—	764	845
Excess tax benefits from stock-based compensation	—	(733)	(792)
Provision for loan losses	202,716	29,087	10,120
Company owned life insurance income, net of claims	(4,567)	(5,439)	(5,072)
Net securities (gains) losses	(2,018)	5,920	(267)
Net gain on sale of loans	—	(243)	(576)
Net gain on sale of Other Mortgage Servicing Rights (OMSRs)	—	(2,556)	—
Net gain on sale of mortgage loans held for sale	(581)	(1,002)	(1,582)
Originations of mortgage loans held for sale	(197,657)	(238,924)	(309,270)
Proceeds from sales of mortgage loans held for sale	195,125	250,108	321,172
Deferred income tax benefit	(44,274)	(9,848)	(625)
(Increase) decrease in other assets	(20,504)	7,615	(3,712)
Increase (decrease) in other liabilities	8,880	(11,735)	(4,605)

Net cash provided by operating activities	$56,092	$61,837	$64,782

Cash Flows From Investing Activities
Proceeds from maturities of securities available for sale	$304,447	$196,074	$208,649
Proceeds from sales of securities available for sale	50,829	200,159	157,284
Purchase of securities available for sale	(376,277)	(333,421)	(80,501)
Net decrease (increase) in federal funds sold and other short-term investments	10,500	(10,500)	5,200
Net decrease (increase) in interest earning deposits in banks	717	1,094	(2,963)
Net increase in loans	(55,064)	(12,770)	(253,022)
Proceeds from the sale of loans	57,558	—	11,963
Net proceeds from sale of OMSRs	—	17,529	—
Proceeds from company owned life insurance	—	—	2,961
Premises and equipment expenditures, net	(8,034)	(10,654)	(14,088)
Proceeds from the sale of foreclosed real estate	6,294	2,199	1,595

Net cash (used in) provided by investing activities	$(9,030)	$49,710	$37,078

Cash Flows From Financing Activities
Net (decrease) increase in non-interest-bearing demand deposits	$(43,007)	$(34,681)	$18,195
Net (decrease) increase in interest-bearing demand deposits	(643,467)	66,298	(71,939)
Net increase (decrease) in time deposits	118,438	(175,490)	16,571
Net increase (decrease) in wholesale deposits	483,818	(199,053)	170,139
Net (decrease) increase in short-term borrowings	(150,624)	116,316	(360,115)
Proceeds from long-term borrowings	200,000	211,738	294,400
Payment of long-term borrowings	(13)	(41,245)	(116,000)
Dividends paid	(6,292)	(16,829)	(18,072)
Issuance of common shares for employee stock plan	434	665	836
(Cancellation) reissuance of treasury shares for incentive plans	(140)	5,706	5,287
Excess tax benefits from stock-based compensation	—	733	792
Purchase of shares for treasury	(348)	(59,609)	(40,244)

Net cash used in financing activities	$(41,201)	$(125,451)	$(100,150)

Net change in cash and cash equivalents	$5,861	$(13,904)	$1,710
Cash and cash equivalents:
Beginning of year	132,156	146,060	144,350

End of year	$138,017	$132,156	$146,060

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$101,669	$152,308	$131,817
Interest paid on borrowings	34,686	35,193	35,621
Income tax payments	294	18,715	20,266
Non-Cash Investing and Financing
Foreclosed real estate—acquired in settlement of loans	18,997	5,903	2,201
Transfer current portion of long-term borrowings to short-term borrowings	189,319	144,025	7,528
Capitalized interest	116	139	257

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

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

Description of the Business

The Company is a registered bank holding company headquartered in Rockford, Illinois, and conducts its principal business activities at locations within northern Illinois and southern Wisconsin. The primary business of the Company is the extension of credit and the collection of deposits with commercial and industrial, agricultural, real estate and consumer loan customers conducted through its banking subsidiary (the “Bank”). The Bank also offers products and services through its mortgage-banking and investment management and trust segments, and its brokerage subsidiary. Although the Company strives to maintain a diversified loan portfolio, adverse changes in the local economies or in the commercial real estate markets could have a direct impact on the credit risk in the portfolio.

Significant Accounting Policies

Principles of Consolidation. The financial statements include the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation. The operating results for Investors Management Group, Ltd. (IMG) have been reclassified and shown as discontinued operations on the Statements of Operations and in the Notes to the Consolidated Financial Statements for all periods presented. This includes the effect of the sale of IMG. See Note 2 for additional information.

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

Securities and Other Investments. Debt securities can be classified into three categories: held to maturity, trading, and available for sale. There were no held to maturity or trading securities outstanding during 2008 and 2007. Securities available for sale are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated Other Comprehensive Income (OCI) until realized. The interest method is used for the amortization and accretion of premiums and discounts. The objective of the interest method is to measure periodic interest income at a constant effective yield. The cost of securities sold is determined on a specific identification method.

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

Concentration of Credit Risk. The Company has a significant concentration in commercial real estate loans to builders and developers. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the real estate market.

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

Premises and Equipment. Premises and equipment including leasehold improvements are stated at cost less accumulated depreciation and amortization. Land is carried at cost. Capitalized leases are recorded at the present value of minimum lease payments over the life of the lease (limited to the fair value of the property at the inception of the lease) less accumulated amortization. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 15 to 30 years. Furniture, fixtures, equipment and software are depreciated using the straight-line method with useful lives ranging from 3 to 10 years. Leasehold improvements and capitalized leases are amortized straight-line over the lesser of their respective lease terms or useful lives. Rent expense for operating leases that include scheduled rent increases or rent holidays are recognized straight-line over the lease term, including the rent holiday period. Rent expense for operating leases that do not include scheduled rent increases or rent holidays are recognized in accordance with their contractual terms. See Note 5 for additional information.

Intangible Assets. Certain intangible assets, such as goodwill, have arisen from the purchase of subsidiaries. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but must be tested at least annually for impairment. See discussion under Impairment of Long-Lived Assets later in this note. During 2008, the Company wrote-off all goodwill previously carried on the Company’s balance sheet. See Note 6 for additional information.

Foreclosed Real Estate. Foreclosed real estate comprises real properties acquired in partial or full satisfaction of loans. These properties are carried as other assets at the lower of cost or fair value less estimated costs to sell the properties. When the property is acquired through foreclosure, any excess of the related loan balance over the fair value less expected selling expenses, is charged against the Allowance. Subsequent declines in value or losses and gains upon sale, if any, are recognized in the Consolidated Statements of Operations.

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

During 2007, the outstanding balances of the underlying loans fell to a level where the cost of servicing the loans became burdensome in relation to the benefits of servicing. As a result, the Company exercised its option to repurchase the loans from the securitization trust (the “Clean-up Call”). The repurchased loans were recorded at fair value, and the related retained residual interests were written off. As of December 31, 2008, the balance of repurchased loans included on the Company’s Consolidated Balance Sheet was $7 million.

Impairment of Long-Lived Assets. Long-lived assets including goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized by a reduction to the carrying amount of the asset, thus establishing a new cost basis, with an offsetting charge to expense. Goodwill for each reporting unit of the Company is also tested for impairment annually. See Note 6 for additional information.

Trust and Managed Assets. Assets that are held by subsidiaries in a fiduciary or agency capacity are not included in the consolidated financial statements as they are not assets of the Company. The total assets either administered or managed by the Company at December 31, 2008 and 2007 were $2.0 billion and $2.7 billion, respectively.

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

All derivatives are recognized at fair value in the Consolidated Balance Sheets. Changes in fair value for derivatives that are not Hedges as defined by accounting principles generally accepted in the United States of America are recognized in the Consolidated Statements of Operations as they arise. If the derivative qualifies for hedge accounting, depending on the nature of the Hedge, changes in the fair value of the derivative are either offset in the Statements of Operations or recorded as a component of other comprehensive income (OCI) in the Consolidated Statements of Stockholders’ Equity. If the derivative is designated as a fair value Hedge, the changes in the fair value of the derivative net of the changes in fair value of the Hedged item attributable to the Hedged risk are recognized in the Statements of Operations. To the extent that fair value Hedges are highly effective, changes in the fair value of the derivatives will largely be offset by changes in the fair values of the Hedged items. If the derivative is designated as a cash flow Hedge, changes in the fair value due to the passage of time (the “Time Value”) are excluded from the assessment of Hedge effectiveness and therefore flow through the Statements of Operations for each period. The effective portion of the remaining changes in the fair value of the derivative (the “Intrinsic Value”) are recorded in OCI and are subsequently recognized in the Statements of Operations when the Hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow Hedges are recognized in the Statements of Operations. Hedge ineffectiveness is caused when the change in expected future cash flows or fair value of a Hedged item does not exactly offset the change in the future expected cash flows or fair value of the derivative instrument, and is generally due to differences in the interest rate indices or interest rate reset dates.

Also considered derivatives are one-to-four family residential mortgage loan commitments (the “Commitments”) and forward mortgage loan sales (the “Forward Contracts”) collectively (the “Mortgage Loan Derivatives”) that are reported at fair value on the Consolidated Balance Sheets. Changes in the fair value of the Mortgage Loan Derivatives are recognized in the Consolidated Statements of Operations.

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

Fees paid or received on derivative financial contracts and gains or losses on sales or terminations of derivative contracts are amortized over their contractual life as a component of the interest reported on the asset or liability Hedged. See Note 9 for additional information.

Stock-Based Employee Compensation Plans. The Company has stock-based employee compensation plans, which are described more fully in Note 11.

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment.” Under this accounting standard, companies are no longer permitted to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the Consolidated Statements of Operations.

Legal and Other Contingencies. The Company recognizes as an expense, legal and other contingencies when, based upon available information, it is probable that a liability has been incurred and the amount or range of amounts can be reasonably estimated. See Note 13 for additional information.

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

Equity. Stock dividends were issued during 2008 and are recorded by transferring the fair value, as of the dividend payable date, of the stock issued from retained earnings to treasury stock and additional paid in capital. Shares issued for payment of the dividend are issued from the Company’s treasury stock. Fractional share amounts are paid in cash with a reduction in retained earnings. Treasury stock is carried at cost.

Dividend Restrictions. Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to shareholders.

Earnings Per Share. Basic earnings per share is based on dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur if stock options granted pursuant to incentive stock option plans were exercised or converted into common stock, based on the treasury stock method, and any shares contingently issuable, that then shared in the earnings of the Company. All share information presented in the Company’s Consolidated Balance Sheets and Consolidated Statements of Operations, which includes ending shares outstanding, dividends per share, and earnings per share, have been restated to include the effect of the stock dividends paid to stockholders in 2008. See Note 15 for additional information.

Fair Value of Financial Instruments. Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. See Note 10 for additional information.

Segment Information. The Company discloses operating segments based on the “management” approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. See Note 16 for additional information.

Reclassifications. Certain prior year amounts may be reclassified to conform to the current year presentation.

New Accounting Standards

Split-Dollar Life Insurance – In September 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The issue requires companies to recognize a liability for future benefits on split dollar insurance arrangements if the benefit to the employee extends to postretirement periods. The issue is required to be applied to fiscal year beginning after December 15, 2007, with earlier application permitted. This standard was adopted in first quarter 2008 and did not have a material affect on the Company’s Consolidated Balance Sheets or Statements of Operations.

Fair Value Measurements – In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. For some entities, the application of the standard may change how fair value is measured. The standard is effective in financial statements issued for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. The FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. This standard was adopted in first quarter 2008 and did not have a material affect on the Company’s Consolidated Balance Sheets or Statements of Operations

Fair Value Option for Financial Assets and Financial Liabilities – In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The fair value option established by this standard permits all entities to choose to measure eligible items at fair value at specified election dates. Under SFAS No. 159, a business entity is required to report unrealized gains and losses on items for which the fair value option have been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The standard was effective as of January 1, 2008. The Company did not adopt fair value for any new items.

Loan Commitments Recorded at Fair Value Through Earnings – In November 2007, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (SAB) No. 109, which superseded SAB No. 105, which applied only to derivative loan commitments that are accounted for at fair value through earnings. The new guidance states that, consistent with the guidance in SFAS No. 156, “Accounting for Servicing of Financial Assets”, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. This standard was adopted in first quarter 2008 and did not have a material affect on the Company’s Consolidated Balance Sheets or Statements of Operations.

Minority Interests – In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (ARB) No. 51.” Among other things, SFAS No. 160 requires minority interests be recorded as a separate component of equity and that net income attributable to minority interests be clearly identified on the Statements of Operations. SFAS No. 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008. Earlier adoption is prohibited. Statement No. 160 is required to be applied prospectively, except for the presentation and disclosure requirements. Adoption of this standard in fiscal year 2009 is not expected to have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

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

Simplified Method for Share Option Grants. In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. Due to the significant differences in terms and types of option grants received by employees, and recent significant structural changes, historical exercise data did not provide a reasonable basis upon which to estimate expected term. The Company, therefore, continued its use of the simplified method for determining an estimate of expected term for its share options granted during 2008.

Derivative Instruments and Hedging Activities Disclosure – In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” to provide enhanced disclosures and thereby improve the transparency of financial reporting. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. Adoption of this standard is not expected to have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

NOTE 2 – MERGERS, ACQUISITIONS AND DIVESTITURES

During 2006, finalization of tax calculations on the 2005 divestiture of IMG resulted in a $328,000 income tax benefit. The operating results for IMG have been reclassified and shown as discontinued operations on the Consolidated Statements of Operations and in the Notes to the Consolidated Financial Statements for all periods presented.

Effective December 31, 2008, AMCORE Investment Group, N.A. (the “Investment Group”), a nationally chartered non-depository bank, was merged into AMCORE Bank, N.A. (Bank). The Investment group operates as a separate business segment of the Bank and provides its clients with wealth management services, which include trust services, estate administration and financial planning. The Investment Group also provides employee benefit plan administration and recordkeeping services. Also effective December 31, 2008, AMCORE Investment Services, Inc., formerly a subsidiary of the Investment Group until its merger into the Bank on December 31, 2008, became a wholly-owned subsidiary of the Bank.

NOTE 3 – SECURITIES

A summary of information for investment securities, categorized by security type, at December 31, 2008, 2007 and 2006 follows. Fair values are based on quoted market prices or are based on quoted prices for similar financial instruments. See Note 10 for additional information.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2008
Securities Available for Sale:
U.S. Treasury	$75,000	$750	$—	$75,750
U.S. Government sponsored enterprises (GSEs) (1)	52,527	1,518	(17)	54,028
Mortgage-backed securities (2)	495,936	7,407	(347)	502,996
State and political subdivisions	136,032	3,097	(550)	138,579
Corporate obligations and other (3)	111,653	—	(24,788)	86,865

Total Securities Available for Sale	$871,148	$12,772	$(25,702)	$858,218

December 31, 2007
Securities Available for Sale:
U.S. Government sponsored enterprises (GSEs) (1)	$67,055	$86	$(374)	$66,767
Mortgage-backed securities (2)	538,330	1,028	(5,015)	534,343
State and political subdivisions	118,903	869	(452)	119,320
Corporate obligations and other (3)	123,781	155	(1,570)	122,366

Total Securities Available for Sale	$848,069	$2,138	$(7,411)	$842,796

December 31, 2006
Securities Available for Sale:
U.S. Treasury	$5,002	$—	$(38)	$4,964
U.S. Government sponsored enterprises (GSEs) (1)	51,635	11	(727)	50,919
Mortgage-backed securities (2)	727,839	471	(17,692)	710,618
State and political subdivisions	93,441	548	(629)	93,360
Corporate obligations and other (3)	39,472	536	(36)	39,972

Total Securities Available for Sale	$917,389	$1,566	$(19,122)	$899,833

A summary of unrealized loss information for investment securities, categorized by security type, was as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses (4)	Fair Value	Unrealized Losses (5)	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2008
Securities Available for Sale:
U.S. Government sponsored enterprises (GSEs)	$—	$—	$4,614	$(17)	$4,614	$(17)
Mortgage-backed securities	27,767	(55)	46,204	(292)	73,971	(347)
State and political subdivisions	17,985	(474)	2,347	(76)	20,332	(550)
Corporate obligations and other	29,072	(1,679)	30,916	(23,109)	59,988	(24,788)

Total Unrealized Losses on Securities Available for Sale	$74,824	$(2,208)	$84,081	$(23,494)	$158,905	$(25,702)

December 31, 2007
Securities Available for Sale:
U.S. Government sponsored enterprises (GSEs)	$21,448	$(40)	$29,966	$(333)	$51,414	$(373)
Mortgage-backed securities	107,229	(656)	241,996	(4,359)	349,225	(5,015)
State and political subdivisions	19,342	(255)	21,861	(198)	41,203	(453)
Corporate obligations and other	71,208	(1,570)	1,178	—	72,386	(1,570)

Total Unrealized Losses on Securities Available for Sale	$219,227	$(2,521)	$295,001	$(4,890)	$514,228	$(7,411)

December 31, 2006
Securities Available for Sale:
U.S. Treasury	$—	$—	$4,964	$(38)	$4,964	$(38)
U.S. Government sponsored enterprises (GSEs)	—	—	37,826	(727)	37,826	(727)
Mortgage-backed securities	29,449	(92)	648,375	(17,600)	677,824	(17,692)
State and political subdivisions	19,244	(77)	33,010	(552)	52,254	(629)
Corporate obligations and other	101	—	1,475	(36)	1,576	(36)

Total Unrealized Losses on Securities Available for Sale	$48,794	$(169)	$725,650	$(18,953)	$774,444	$(19,122)

(1)	Includes the following U.S. Government agency obligations: $44 million of Small Business Administration at December 31, 2008, and none at December 31, 2007 and December 31, 2006.
(2)	Includes the following U.S. Government agency obligations: $43 million of Government National Mortgage Association and $3 million of United States Department of Veterans Affairs at December 31, 2008. These amounts were $17 million and $4 million, respectively, at December 31, 2007, and $6 million and $4 million, respectively, at December 31, 2006.
(3)	Includes the following investments: $5 million in stock of the Federal Reserve Bank (FRB) and $20 million in stock of the Federal Home Loan Bank (FHLB). These amounts were $4 million and $20 million, respectively, at December 31, 2007, and 2006. These investments are recorded at historical cost with income recorded when dividends are declared. A portion of the FRB and FHLB investments are restricted as to sale because they are held to satisfy membership requirements.

(4)	The Company has the ability to hold, and has no intent to dispose of, the related securities until maturity or upon fair value exceeding cost, as of December 31, 2008. The total $2 million of unrealized losses less than 12 months is related to 56 securities. Included in the $2 million of unrealized losses is $1 million related to one “Aaa” rated private issue mortgage related collateral mortgage obligation. This bond has sufficient credit enhancement and the Company expects full recovery of principal.

None of the remaining unrealized losses were individually significant to the total, the largest being $114,000, and the unrealized losses were caused by market interest rate increases since the security was originally acquired, rather than due to credit or other causes. Of the remaining total, $55,000 related to 14 “Aaa” rated mortgage-backed securities issued by GSEs; $474,000 related to 29 municipal obligation bonds with quality ratings from “A3” to “Aaa”; $348,000 related to six “Aaa” rated private issue mortgage related collateral mortgage obligations; $59,000 related to four “Aaa” rated private issue asset backed obligations; and $43,000 related to two small equity method investments.

(5)	The Company has the ability to hold, and has no intent to dispose of, the related securities until maturity or upon fair value exceeding cost, as of December 31, 2008. The total $23 million of unrealized losses 12 months or longer is related to 33 securities. Included in the $23 million of unrealized losses is $4 million relating to three “Aaa” rated private issue mortgage related collateral mortgage obligations and $19 million relating to seven investment grade rated private issue asset backed obligations. These bonds have sufficient credit enhancement and the Company expects full recovery of principal. None of the remaining unrealized losses were individually significant to the total, the largest being $59,000, and the unrealized losses were caused by market interest rate increases since the security was originally acquired, rather than due to credit or other causes. Of the remaining total, $17,000 related to one “Aaa” rated GSE; $292,000 related to 17 “Aaa” rated mortgage-backed securities issued by GSEs; and $76,000 related to five municipal obligation bonds with quality ratings from “A3” to “Aa2”.

A summary of realized gain and loss information follows for the years ended December 31:

	2008	2007	2006
	(in thousands)
Realized Gains	$2,018	$—	$1,886
Realized Losses	—	(5,920)	(1,619)

	$2,018	$(5,920)	$267

Of the $2 million net security gains for 2008, $1 million related to partial redemption distribution received as a member company in connection with the initial public offering (IPO) of VISA, Inc. The remaining $1 million related to the sale of $50 million of bonds in order to reduce liquidity risk. The proceeds of the sales were reinvested in short-term investments and were ultimately used to pay down borrowings in early January 2009.

The amortized cost and fair value of securities available for sale as of December 31, 2008, by contractual maturity are shown below. Mortgage-backed and asset-backed security maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties. Therefore, these securities are not included within the maturity categories.

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$81,393	$82,168
Due after one year through five years	79,805	81,892
Due after five years through ten years	30,168	30,981
Due after ten years	47,521	47,100
Mortgage-backed securities (GSEs and corporate)	632,261	616,077

Total Securities	$871,148	$858,218

At December 31, 2008, and 2007, securities with a fair value of $637 million and $621 million, respectively, were pledged to secure public deposits, FRB and FHLB borrowings, securities under agreements to repurchase, derivative credit exposure, certain settlement and trade credit obligations, and for other purposes required by law.

The above schedules include amortized cost and fair value of $25 million in equity investments at December 31, 2008, and 2007. The amortized cost and fair value were $29 million and $30 million, respectively, at December 31, 2006. These are included in the “corporate obligations and other” and the “due after ten years” classifications above.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at December 31, 2008 and 2007 was as follows:

	2008	2007
	(in thousands)
Commercial, financial and agricultural	$771,679	$767,312
Real estate-commercial	1,931,962	1,901,453
Real estate-construction	267,061	459,727
Real estate-residential	437,877	468,420
Installment and consumer	377,450	335,772

Gross loans	$3,786,029	$3,932,684
Allowance for loan losses	(136,412)	(53,140)

Net Loans	$3,649,617	$3,879,544

An analysis of the allowance for loan losses for the periods ended December 31, 2008, 2007 and 2006 is presented below:

	2008	2007	2006
	(in thousands)
Balance at beginning of year	$53,140	$40,913	$40,756
Provision charged to expense	202,716	29,087	10,120
Loans charged off	(105,421)	(21,154)	(14,524)
Recoveries on loans previously charged off	5,780	4,294	4,561
Reduction due to sale of loans	(19,803)	—	—

Balance at end of period	$136,412	$53,140	$40,913

In third quarter 2008, the Bank sold $77 million of primarily non-performing and under-performing loans to a third party (the “Loan Sale”). The transaction removed further exposure from these loans, and added incremental liquidity to the Bank.

Commercial, financial, and agricultural loans were $772 million at December 31, 2008, and comprised 20% of gross loans, of which 6.57% were non-performing. Net charge-offs of commercial loans in 2008 and 2007 were 1.91% and 0.64%, respectively, of the average balance of the category.

Commercial real estate and construction loans combined were $2.2 billion at December 31, 2008, comprising 58% of gross loans, of which 11.53% were classified as non-performing. Net charge-offs of construction and commercial real estate loans during 2008 and 2007 were 3.30% and 0.29%, respectively, of the average balance of the category.

The above commercial loan categories included $618 million in construction, land development loans and other land loans and $616 million of loans to non-residential building operators, each of which were 16% of total loans. There were no other loan concentrations within these categories that exceeded 10% of total loans.

Residential real estate loans, which include home equity and permanent residential financing, totaled $438 million at December 31, 2008, and represented 12% of gross loans, of which 1.75% were non-performing. Net charge-offs of residential real estate during 2008 and 2007 were 0.88% and 0.11% respectively, of the average balance in this category. The increases in net charge offs reflect credit conditions in general and the chargedown of two larger credits. The Bank does not engage in sub-prime lending.

Installment and consumer loans were $377 million at December 31, 2008, and comprised 10% of gross loans, of which 0.31% were non-performing. Net charge-offs of consumer loans during 2008 and 2007 were 1.61% and 1.36%, respectively, of the average balance of the category. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $315 million at December 31, 2008. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of consumer credit.

Contained within the concentrations described above, the Company has $1.4 billion of interest-only loans, of which $781 million are included in the construction and commercial real estate loan category, $443 million are included in the commercial, financial, and agricultural loan category, and $173 million are in home equity loans and lines of credit. The Company does not have any negative amortization loans, and does not have significant concentrations of high loan-to-value loans, option adjustable-rate mortgage loans or loans that initially have below market rates that significantly increase after the initial period.

Non-performing and past due loan and asset information as of and for the years ended December 31, was as follows:

	2008	2007
	(in thousands)
Impaired Loans:
Non-accrual:
Commercial	$47,392	$347
Real estate	240,827	35,446

Total Impaired Loans	$288,219	$35,793

Other Non-performing:
Non-accrual loans (1)	15,957	5,179

Total Non-performing Loans	$304,176	$40,972

Loans 90 days or more past due and still accruing	$8,889	$29,826

Total Non-performing Loans	$313,065	$70,798

Foreclosed Assets:
Real estate	$16,899	$4,108
Other	224	201

Total Foreclosed Assets	$17,123	$4,309

Total Non-performing Assets	$330,188	$75,107

Troubled debt restructurings	$—	$11

(1)	These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

Impaired loan information as of and for the years ended December 31, was as follows:

	2008	2007	2006
	(in thousands)
Impaired loans without an allowance allocation	$211,427	$12,748	$—
Impaired loans with an allowance allocation	76,792	23,045	17,948
Allowance provided for impaired loans	19,107	4,999	6,094
Average recorded investment in impaired loans	323,978	36,238	19,368
Interest income recognized from impaired loans	10,891	698	482
Interest income that would have been recorded under normal contract terms	12,602	2,590	2,084

The Bank has had, and is expected to have in the future, banking transactions with directors, executive officers, their immediate families and affiliated companies in which they are a principal stockholder (commonly referred to as related parties). These transactions were made in the ordinary course of of business on substantially the same terms as comparable transactions with other borrowers.

Related party loan transactions during 2008, 2007 and 2006 were as follows:

	2008	2007	2006
	(in thousands)
Balance at beginning of year	$11,544	$13,200	$10,950
New loans	13,963	6,278	16,892
Repayments	(14,870)	(7,934)	(14,642)

Balance at end of year	$10,637	$11,544	$13,200

NOTE 5 – PREMISES, EQUIPMENT AND LEASE COMMITMENTS

A summary of premises and equipment at December 31, 2008 and 2007 follows:

	2008	2007
	(in thousands)
Land	$26,253	$26,757
Buildings and improvements	75,256	78,877
Furniture and equipment	57,369	58,436
Leasehold improvements	13,931	10,971
Construction in progress	4,939	5,046

Total premises and equipment	$177,748	$180,087
Accumulated depreciation and amortization	(85,793)	(85,966)

Premises and Equipment, net	$91,955	$94,121

For financial reporting purposes, the Company utilizes the straight-line depreciation method with salvage values employed when applicable. The depreciation term assigned to a specific asset will approximate the estimated useful life of the asset or in the case of capital leases and leasehold improvements the lesser of the non-cancellable lease term or the estimated useful life.

Certain branch locations, ATM equipment, and office equipment are leased under non-cancellable leases. There were 34 branch or office location leases, one of which is classified as a capital lease, and 14 equipment leases, of which one is classified as a capital lease. The leases expire at various dates through the year 2038; however, most of the Company’s leases contain renewal options for multi-year periods at fixed or calculable rents. Some lease rents periodically adjust for changes in the consumer or other price indices. Most leases are periodically adjusted for changes in common area maintenance/operating expenses (CAM) or real estate taxes, or require the Company to pay real estate taxes directly to the taxing authority.

During 2008, the Company identified five under-utilized high-cost facilities that could be consolidated with other nearby locations (the “Facilities Consolidation”). These were two office buildings, one small older branch in a historical market, one leased Chicago suburban location with minimal retail activity that housed mainly commercial lenders, and a leased branch with excess capacity, minimal access to customers, and high maintenance costs. A $1.7 million non-cash impairment charge was recorded in connection with the Facilities Consolidation. One property was sold during 2008 at an amount equal to its book value, as recorded on the Consolidated Balance Sheets.

The following summary reflects the future minimum lease rental payments required under operating and capital leases that, as of December 31, 2008, have remaining non-cancellable lease terms in excess of one year.

Years ending December 31,	Operating Leases	Capital Leases
	(in thousands)
2009	$4,212	$225
2010	4,188	225
2011	3,916	231
2012	3,490	226
2013	3,418	183
Thereafter	80,752	1,389

Total minimum lease payments	$99,976	$2,479

Less: Amount representing interest		(1,282)

Present value of net minimum lease payments		$1,197

	2008	2007	2006
	(in thousands)
Rental expense charged to net occupancy expense	$4,549	$3,489	$1,807

The following is an analysis of the leased property and equipment recorded under capital leases:

	Asset balances at December 31,
	2008	2007
	(in thousands)
Branch facilities – buildings and improvements	$1,070	$1,070
Sorters	234	234
Less: Accumulated amortization	(460)	(361)

Net capitalized leases	$844	$943

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

During 2008, the Company wrote-off its $6.1 million goodwill balance following a considerable and protracted period when the Company’s stock traded at a significant discount compared to its book value, as well as due to the decline in the operations of the Company. The Company’s goodwill by segment as of December 31, 2007 is shown in the following table:

December 31, 2007
(in thousands)
Retail Banking	$3,572
Commercial Banking	2,381
Investment Management and Trust	195

Total Goodwill	$6,148

There were no other intangible assets for years ended December 31, 2008 or 2007.

NOTE 7 – SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at December 31, 2008, 2007, and 2006:

	2008	2007	2006
	(in thousands)
Federal Home Loan Bank borrowings	$197,573	$144,086	$7,512
Securities sold under agreements to repurchase – Customer	125,046	55,578	59,929
Securities sold under agreements to repurchase – Wholesale	40,000	74,437	24,437
Federal funds purchased	200	108,775	39,580
U.S. Treasury tax and loan note accounts	2,898	12,000	5,273
Commercial paper and other short-term borrowings	66	2,212	16
Federal Reserve Bank Term Auction Facility	50,000	—	—
Senior Debt	20,000	—	—

Total Short-Term Borrowings	$435,783	$397,088	$136,747

Additional details are as follows:

Federal Home Loan Bank borrowings

Average balance during the year	$148,649	$82,778	$34,679
Maximum month-end balance during the year	$197,573	$144,086	$62,889
Weighted average rate during the year	5.04%	5.04%	4.70%
Weighted average rate at December 31	3.81%	4.79%	3.86%

Securities sold under agreements to repurchase – Customer

Average balance during the year	$80,785	$56,734	$56,330
Maximum month-end balance during the year	$128,982	$72,106	$69,903
Weighted average rate during the year	1.86%	4.41%	4.28%
Weighted average rate at December 31	0.99%	3.95%	4.40%

Subsequent to the end of 2008, the maturity of the $20 million senior debt was extended to April 15, 2010.

NOTE 8 – LONG-TERM BORROWINGS

Long-term borrowings consisted of the following at December 31, 2008 and 2007:

	2008	2007
	(in thousands)
Federal Home Loan Bank borrowings	$176,989	$256,110
Securities sold under agreements to repurchase – Wholesale	100,000	—
Trust Preferred borrowings	51,547	51,547
Subordinated Debentures	50,000	50,000
Senior Debt	—	10,000
Capitalized lease obligations	1,131	1,201

Total Long-Term Borrowings	$379,667	$368,858

The Company periodically borrows from the Federal Home Loan Bank (FHLB), collateralized by mortgage-backed securities and eligible one-to-four family and multi-family real estate loans. The average stated maturity of these borrowings at December 31, 2008 is 3.08 years, with a weighted average borrowing rate of 5.07%. Certain FHLB borrowings have prepayment penalties, with none having a call or conversion feature associated with them. Mortgage-related assets with a carrying value of $403 million were held as collateral for FHLB borrowings at December 31, 2008.

During 2007, the Company entered into a $20 million senior debt facility agreement. The Company has drawn $20 million against this facility. Interest is charged based on one month LIBOR plus a spread that varies based on certain performance factors, the sum of which was 2.84% at December 31, 2008. The credit facility originally matured on July 31, 2010, and during the fourth quarter 2008, the Company shortened the maturity to July 31, 2009, and therefore moved the balance to short term borrowings. Subsequent to year-end, an amendment to this debt facility was signed lengthening the maturity to April 15, 2010 and changing the interest margin above LIBOR.

During 2007, the Company redeemed its $40 million of 9.35% coupon AMCORE Capital Trust I preferred securities for a premium of $1.9 million and wrote off the remaining unamortized issuance costs of $386,000 which were included in other operating expense on the Consolidated Statements of Operations. The redemption was funded by $50 million of new trust preferred securities (Capital Trust II) and $2 million of common securities, which pay cumulative cash distributions quarterly at an annual rate of 6.45%. After June 6, 2012, the securities are redeemable at par until June 6, 2037 when redemption is mandatory. Prior redemption, at a premium, is permitted under certain circumstances such as changes in tax or regulatory capital rules. The proceeds of the capital securities were invested in junior subordinated debentures that represent all of the assets of Capital Trust II. The Company fully and unconditionally guarantees the capital securities through the combined operation of the debentures and other related documents. The Company’s obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Company. The $52 million of debentures the Company has bears interest at a rate of 6.45% with put features that mirror the capital security call features. Of the $52 million, $50 million qualifies as Tier 1 Capital for consolidated regulatory capital purposes. Subsequent to the end of the year, the Company elected to defer regularly scheduled quarterly interest payments on the debentures. The terms of the debentures and trust indentures (the “indentures”) allow for the Company to defer payment of interest on the securities at any time or from time to time up to 20 consecutive quarters provided no event of default (as defined in the indentures) has occurred and is continuing. The Company is not in default with respect to the indentures, and the deferral of interest does not constitute an event of default under the indentures. While the Company defers the payment of interest, it will continue to accrue expense for interest owed at a compounded rate. Upon the expiration of the deferral, all accrued and unpaid interest is due and payable. During the deferral period, the Company may not declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock. The total estimated annual interest that would be payable on the debentures and the underlying debt securities, if not deferred, is approximately $3.3 million.

The Bank has two fixed/floating rate junior subordinate debentures of $35 million and $15 million for a total of $50 million. The average stated maturity of these debentures at December 31, 2008 is 12.9 years, with a weighted average interest rate of 6.93%. The initial interest rate is fixed and the earliest call date is September 15, 2016. After the first call date, successive payments, if any, due thereafter bear a weighted average interest rate equal to three-month LIBOR plus 1.66%. The debt qualifies as Tier 2 Capital for regulatory capital purposes.

Other long-term borrowings include a capital lease with a net carrying value of $1.0 million on a branch facility leased by the Company. The Company is amortizing the capitalized lease obligation and depreciating the facility over the remaining non-cancellable term of the original lease, which expires or renews in 2021. In December 2007, the Company entered into a capital lease agreement for a data operations sorter with a current net carrying value of $138,000. The Company is amortizing the capitalized lease obligation over the term of the original lease, which expires in 2012.

The Company reclassifies long-term borrowings to short-term borrowings when the remaining maturity becomes less than one year. Scheduled reductions of long-term borrowings are as follows:

Total at December 31, 2008
(in thousands)
2010	$100,491
2011	25,085
2012	88
2013	151,623
2014	61
Thereafter	102,319

Total Long-Term Borrowings	$379,667

In 2006, the Company extinguished $74 million of high-cost FHLB debt. An expense of $2.1 million related to the debt extinguishment was incurred and was primarily a non-cash cost and included the recognition of unamortized market adjustments associated with previously terminated hedges. The expense is recorded in other operating expenses in the Consolidated Statements of Operations for the year ended December 31, 2006.

NOTE 9 – DERIVATIVE INSTRUMENTS

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

The following derivative related activity is included in other non-interest income in the Consolidated Statements of Operations, for the years ended:

	2008	2007	2006
	(in thousands)
Changes in Value:
Derivatives not qualifying for Hedge accounting	$(1,427)	$(838)	$181
Ineffective portion of fair value Hedges	(51)	41	17
Mortgage loan derivatives	(167)	(72)	29

Total	$(1,645)	$(869)	$227

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

The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at December 31, 2008 and 2007. The Notional Principal Amount is not advanced to/from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams and is not recorded on the Consolidated Balance Sheets. Positive fair values are recorded in other assets and negative fair values are recorded in other liabilities in the Consolidated Balance Sheets.

	2008			2007
	Notional Amount	Fair Value	Years to Maturity	Weighted Average		Notional Amount	Fair Value
				Receive Rate	Pay Rate
	(dollars in thousands)
Derivative instruments designated as hedges of fair value:
Pay fixed/receive variable swaps (1)	$—	$—	—	—	—	$23,695	$(278)
Receive fixed/pay variable swaps (2)	24,970	317	1.7	4.50%	4.28%	48,416	(94)

Non-designated derivative instruments (3):
Pay fixed/receive variable swaps	18,000	(1,289)	2.3	4.82%	5.09%	34,818	(1,068)
Receive fixed/pay variable swaps	—	—	—	—	—	32,562	(191)
Pay fixed/receive variable swaps- forward rate lock	—	—	—	—	—	1,897	(70)

	$42,970	$(972)	1.9	4.63%	4.62%	$141,388	$(1,701)

Forward sale loan commitments	60,857	(643)				23,051	(96)
Mortgage loan commitments	55,358	423				17,906	43

Total Loan Commitments	116,215	(220)				40,957	(53)

Total Derivative Instruments	$159,185	$(1,192)				$182,345	$(1,754)

(1)	Hedging fixed rated loans
(2)	Hedging fixed rate certificates of deposits (CDs)
(3)	Includes fixed rate loan, CD, and COLI swaps which were not designated as hedging instruments under SFAS No. 133

Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as modified by SFAS No. 138 and amended by SFAS No. 149, all derivatives are recognized at fair value in the Consolidated Balance Sheets, including derivatives that do not qualify for Hedge accounting, and are recognized in the Consolidated Statements of Operations as they arise. If the derivative qualifies for Hedge accounting, depending on the nature of the Hedge, changes in the fair value of the derivative are either offset in the Statements of Operations or are recorded as a component of other comprehensive income in the Consolidated Statement of Stockholders’ Equity.

NOTE 10 – FAIR VALUE

SFAS No. 157 establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. A quoted price in an active market provides the most reliable evidence of fair value.

Level 2: Other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Assets and liabilities measured at fair value on a recurring basis. The following table summarizes, by measurement hierarchy, the various assets and liabilities of the Company that are measured at fair value on a recurring basis for the year ended December 31, 2008:

		Fair Value Hierarchy
	December 31, 2008	Level 1	Level 2	Level 3
	(in thousands)
Assets
Available for sale securities	$831,422	$75,763	$745,215	$10,444
Interest rate swap agreements	317	—	317	—
Forward sale loan commitments	423	—	423	—

Total assets	$832,162	$75,763	$745,955	$10,444

Liabilities
Hedged Deposits	$25,320	$—	$25,320	$—
Interest rate swap agreements	1,289	—	1,289	—
Forward sale loan commitments	644	—	644	—

Total liabilities	$27,253	$—	$27,253	$—

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Securities classified as Level 3 are pools backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities (Level 1) at December 31, 2008 was not active and markets for similar securities (Level 2) were also not active. The Company relies on broker quotes for pricing information but in the current inactive market there are a significant amount of unobservable inputs factored into the pricing. Information such as historical and current performance of the underlying collateral and tranche, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, and liquidity and credit premiums required by a market participant are utilized in determining individual security valuations. Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility (Level 3).

The Company’s derivative instruments consist of mortgage loan commitments, forward contracts and interest rate swaps that trade in liquid markets. As such, significant fair value inputs can generally be verified and do not typically involve significant management judgments (Level 2 inputs).

The fair value of hedged deposits is based on internal pricing models using observable market inputs and constant credit and liability spreads. Credit spread is negligible as the deposits are FDIC insured.

Assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs. The following table reconciles the beginning and ending balances of the assets of the Company that are measured at fair value on a recurring basis using significant unobservable inputs for the year ended December 31, 2008. There currently are no liabilities of the Company that are measured at fair value on a recurring basis using significant unobservable inputs.

	Level 3
	Total	Available for Sale Securities	Hedged Loans
	(in thousands)
Balance at beginning of period	$54,745	$30,772	$23,973
Total realized/unrealized gains (losses)
Included in earnings	580	—	580
Included in other comprehensive loss	(18,956)	(18,956)	—
Purchases, issuances, (sales) and (settlements)	(1,372)	(1,372)	—
Transfers out of Level 3	(24,553)	—	(24,553)

Balance at end of period	$10,444	$10,444	$—

There were no total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) related to assets still held at December 31, 2008 for all categories listed above. The transfer out of level 3 relates to loans previously recorded at fair value because they were subject to a qualified fair value hedge. During 2008, the derivatives associated with the hedged loans were terminated. As a result, hedge accounting that required the previously hedged loans to be recorded at fair value was discontinued and a new cost basis carrying value for the loans was established.

Gains and losses (realized and unrealized) included in earnings for the above period are reported in other income.

Other Income
(in thousands)
Total gains (losses) included in earnings for the year ended December 31, 2008	$580

Change in unrealized gains (losses) relating to assets still held at December 31, 2008	$(18,956)

Assets measured at fair value on a non-recurring basis. The following table summarizes, by measurement hierarchy, financial assets of the Company that are measured at fair value on a non-recurring basis.

	December 31, 2008	Level 1	Level 2	Level 3	Total Gains (Losses)
	(in thousands)
Impaired loans	$58,978	$—	$—	$58,978	$(14,108)

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals with further discounts applied. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments to approved values and discounts used are typically significant and result in a Level 3 classification of the inputs for determining fair value.

As of December 31, 2008, and in accordance with SFAS No. 114, impaired loans with a remaining carrying amount of $78.1 million have been written down to an aggregate fair value of $59.0 million as measured by underlying collateral or discounted cash flow through a loss allocation in the allowance for loan losses (Allowance). The amount of the allocation related to these loans was $19.1 million at December 31, 2008, compared to $5.0 million for impaired loans at December 31, 2007, resulting in a net increase in the impairment charge of $14.1 million for the year ending December 31, 2008.

Fair Value of Financial Instruments Recorded at Historical Cost. Fair values of financial instruments that are not recorded at fair value on the Company’s financial statements on either a recurring or non-recurring basis have been estimated by the Company using available market information and appropriate valuation methodologies as discussed below. Considerable judgment was required, however, to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange.

The following table shows the carrying amounts and fair values of financial instruments at December 31, 2008 and 2007 that have liquid markets in which fair value is assumed to be equal to the carrying amount, are based on quoted prices for similar financial instruments or represent quoted surrender values. Included in securities available for sale are investments in FHLB and FRB stock that are held to satisfy membership requirements. It is not practical to determine the fair value of these stocks due to restrictions placed on their transferability; therefore, they are presented at their carrying amount.

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$138,017	$138,017	$132,156	$132,156
Interest earning deposits in banks and fed funds sold	1,665	1,665	12,882	12,882

Securities available for sale	26,796	26,796	24,831	24,831
Mortgage servicing rights	124	186	139	207
Company owned life insurance	144,599	144,599	140,022	140,022

The carrying amounts and fair values of accruing loans at December 31, 2008 and 2007 were as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Commercial, financial and agricultural	$720,997	$708,550	$765,514	$767,527
Real estate	2,384,308	2,325,329	2,791,249	2,819,220
Installment and consumer, net	376,548	370,839	334,949	341,679

Total accruing loans	$3,481,853	$3,404,718	$3,891,712	$3,928,426

Fair values of loans were estimated for portfolios with similar characteristics. The fair value of loans was calculated by discounting contractual and prepayment cash flows using estimated market discount rates, which reflect the interest rate risk, liquidity risk and credit risk inherent in the loan. The fair value of non-accrual loans was $285.1 million and $36.0 million in 2008 and 2007, respectively. See Note 4 for additional information.

The carrying value of interest receivable and payable approximates fair value due to the relatively short period of time between accrual and expected realization. At December 31, 2008 and 2007, interest receivable was $17.4 million and $25.5 million, respectively, and interest payable was $24.3 million and $19.7 million, respectively.

The following table shows the carrying amounts and fair values of financial instrument liabilities at December 31, 2008 and 2007:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Non-interest-bearing deposits	$465,382	$465,382	$508,389	$508,389
Interest-bearing deposits	1,224,166	1,224,166	1,912,496	1,912,496
Time deposits	2,204,170	2,297,475	1,582,371	1,598,986
Short-term borrowings	435,783	439,018	397,088	401,025
Long-term borrowings	379,667	406,701	368,858	388,562
Letters of credit	233	354	794	1,101
Deferred Compensation	8,644	9,216	12,607	12,963

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW and money market accounts, is equal to the carrying amount in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. There is, however, additional value to the deposits of the Company, a significant portion of which has not been recognized in the consolidated financial statements. This value results from the cost savings of these core-funding sources versus obtaining higher-rate funding in the market. The fair value of time deposits, short-term borrowings and long-term borrowings was determined by discounting contractual cash flows using offered rates for like instruments with similar remaining maturities.

The fair value of letters of credit is equal to the carrying amount of deferred fees recorded in accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. See discussion included in Note 13 for additional information.

The above fair value estimates were made at a discrete point in time based on relevant market information and other assumptions about the financial instruments. As no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on judgments regarding current economic conditions, future expected cash flows and loss experience, risk characteristics and other factors. These estimates are subjective in nature and involve uncertainties and therefore cannot be calculated with precision (Level 3). There may be inherent weaknesses in calculation techniques, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, which could significantly affect the results. In addition, the fair value estimates are based on existing off-balance sheet financial instruments without attempting to assess the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant investments in subsidiaries, specifically the Investment Management and Trust operations, are not considered financial instruments and the franchise values have not been included in the fair value estimates. Similarly, premises and equipment and intangible assets have not been considered. The fair value of loans held for sale is based upon binding quotes from the Company’s strategic arrangement with a national mortgage services company (Level 2 inputs).

Many of the above financial instruments are also subject to credit risk. Credit risk is the possibility that the Company will incur a loss due to the other party’s failure to perform under its contractual obligations. The Company’s exposure to credit loss in the event of non-performance by the other party with regard to commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for actual extensions of credit. The credit risk involved for commitments to extend credit and in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, securities, inventory, property and equipment and income-producing commercial properties. The Company is also exposed to carrier credit risk with respect to its $145 million investment in COLI. AMCORE has managed this risk by utilizing “separate accounts”, in which our credit exposure is to a specific investment portfolio rather than a carrier. The underlying investment portfolios (which are managed by parties other than AMCORE) consist of investment grade securities and the investment guidelines typically have a requirement to sell if the securities are downgraded. In terms of COLI accounts where AMCORE is directly exposed to carrier credit risk, this risk has been managed by diversifying its holdings among multiple carriers and by periodic internal credit reviews. All carriers have investment grade ratings from the major ratings agencies.

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2008 and 2007, is as follows:

	2008	2007
	(in thousands)
Financial instruments whose contract amount represent credit risk only:
Commitments to extend credit	$656,407	$885,334
Letters of credit	74,165	191,884

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

NOTE 11 – STOCK-BASED COMPENSATION

The Company has several stock-based compensation plans. The Company provides an employee stock purchase plan and makes awards of stock options, restricted stock and performance share units (PSUs). The awards granted under those plans are accounted for using the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment.”

The Company’s actual expenses related to stock-based compensation for the years ended December 31, 2008, 2007, and 2006 were as follows:

	2008	2007	2006
	(in thousands)
Compensation expense included in reported operating expenses:
Stock options	$1,917	$2,182	$2,176
Employee stock purchase plan	158	102	49
Performance share units	(131)	(552)	593
Restricted stock	279	157	159

Total stock-based compensation expense	$2,223	$1,889	$2,977

Income tax benefits	$778	$676	$1,112

At December 31, 2008, total unrecognized stock-based compensation expense was $3.3 million, net of estimated forfeitures, which will be recognized over a weighted average amortization period of 1.7 years. SFAS No. 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. For the twelve months ended December 31, 2008, the Company did not have any excess tax benefit since there were no stock option exercises. For the twelve months ended December 31, 2007 and 2006, respectively, $733,000 and $792,000 of excess tax benefits have been classified as an operating cash outflow and financing cash inflow.

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

The Company annually evaluates the assumptions used in the Black-Scholes model. The Company believes that the combination of historical and implied volatility provides a reasonable estimate of expected stock price volatility and will continue to monitor these and other relevant factors to estimate expected volatility for future option grants. The Company utilizes the “simplified” method for estimating the expected term of options granted during the period as provided for in SAB 110. The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the date of grant. Dividend yield is the Company’s annual dividend rate expressed as a percentage of the closing stock price on grant date. Estimated forfeitures are based on historical employee termination experience. The estimate of forfeitures is adjusted to the extent that actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized in subsequent periods as they occur.

The Company adopted the alternative transition method provided in the FSP No. FAS 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards.

In December 2007, the SEC issued SAB No. 110, in which the SEC concluded that a company could, under certain circumstances, continue to use the simplified method of estimating the expected term of options for grants after December 31, 2007. Due to the significant differences in terms and types of option grants received by employees, and recent significant structural changes, historical exercise data did not provide a reasonable basis upon which to estimate expected term. The Company, therefore, continued its use of the simplified method for determining an estimate of expected term for its share options granted during 2008.

The fair value of the Company’s employee and director stock options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2008	2007	2006
Expected dividend yield	4.35%	2.38%	2.47%
Expected price volatility	25.86%	19.16%	19.08%
Expected term in years	6.2	6.1	6.0
Expected risk-free interest rate	3.38%	4.64%	4.77%
Estimated average fair value of options granted	$3.53	$6.33	$6.14

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

Stock Options. Non-qualified stock options are issued at an exercise price equal to the fair market value of the shares on the grant date and generally vest within three to four years and expire from seven to ten years from the date of grant. Options issued are valued using the Black-Scholes model. The activity during and the total options outstanding and exercisable as of 2008, 2007 and 2006 pursuant to the SAIP and previous incentive plans are as follows:

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	2,064,424	$27.33	1,954,194	$25.94	1,815,566	$24.43
Options granted	536,275	17.97	486,994	31.33	479,033	30.07
Option reloads	—	—	10,698	30.14	8,054	30.31
Options exercised	—	—	(231,859)	23.19	(269,311)	22.36
Options cancelled	(161,103)	26.43	(43,196)	26.79	(16,137)	30.96
Options forfeited	(120,235)	25.46	(112,407)	29.55	(63,011)	28.42

Options outstanding at end of year	2,319,361	$25.33	2,064,424	$27.33	1,954,194	$25.94

Options exercisable at end of year	1,334,441	$26.10	1,167,487	$25.12	1,103,975	$23.86

Weighted average remaining contractual life of outstanding and exercisable shares at December 31, 2008 was 4.8 years and 2.8 years, respectively. For both options outstanding and those exercisable, there was no aggregate intrinsic value for the period ended December 31, 2008.

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

Compensation expense is calculated based upon the expected number of PSUs earned during the performance period and is recorded over the service period. The fair value is calculated equal to market value on the date of grant less the present value of dividends that are not earned during the performance period. Expense is adjusted for forfeitures as they occur. As of December 31, 2008, PSUs expected to be earned and the weighted average grant date fair value per PSU were as follows:

	2008		2007		2006
	PSU	Weighted Average Exercise Price	PSU	Weighted Average Exercise Price	PSU	Weighted Average Exercise Price
Units outstanding at beginning of year	59,070	$27.42	119,511	$28.38	63,146	$30.72
Units estimated to be granted	2,000	30.30	27,600	24.68	76,115	27.65
Units forfeited	(20,000)	29.70	(26,375)	28.80	(10,710)	29.86
Adjustment to estimated grants	(2,260)	30.30	(61,666)	27.45	(9,040)	28.66

Units outstanding at end of year	38,810	$26.23	59,070	$27.42	119,511	$28.38

Weighted average remaining vesting period of outstanding shares at December 31, 2008, 2007 and 2006 were 3.5 years, 4.0 years and 3.7 years, respectively.

Restricted Stock Awards. The Company has periodically granted restricted stock awards to certain key employees. The shares are restricted as to transfer, but are not restricted as to dividend payment and voting rights. Transfer restrictions lapse at the end of two, three or seven years contingent upon continued employment. Restricted stock grants are valued at market value on the date of grant and are expensed over the service period. As of December 31, 2008, non-vested shares totaled 17,157 with a weighted average fair value of $21.89 per share. During 2008, 14,000 shares were granted, 210 restricted shares were forfeited and returned to treasury, and 4,816 restrictions were released. During 2007, 2,500 were granted, 2,846 restricted shares were forfeited and returned to treasury, and restrictions were released on 867 shares.

Directors’ Stock Plans. The Restricted Stock Plan for Non-Employee Directors provides that eligible non-employee directors receive, in lieu of a cash retainer, shares of common stock of the Company. Since May 2007, the value of restricted common stock issued was equal to two thirds of the equivalent of three year’s annual retainer with the remaining one-third issued at the election of the director in either restricted stock, cash, or deposited to a Deferred Compensation account in the name of the director. Prior to May 2007, the value of restricted common stock issued was equal to three times the annual retainer. Restricted stock grants are valued at market value on the date of grant and are expensed over the required service period. The shares vested annually over a three-year period based upon the anniversary date of the election and continued service as a director. As of December 31, 2008, restricted shares totaled 14,868 with a weighted average fair value of $20.12 per share. A total of 9,499 shares were issued, restrictions were released on 5,003 shares, and 510 shares were cancelled during the year.

The 2001 Stock Option Plan for Non-Employee Directors provides that each current eligible non-employee director and each subsequently elected non-employee director receive options to purchase common stock of the Company. The maximum number of shares to be granted under the plan is 300,000. Options granted have an exercise price equal to the market value on the date of grant and generally vest within one to three years and expire in seven to ten years from the date of grant. Stock options granted pursuant to this plan are valued using a Black-Scholes model with assumptions as previously listed. The following table presents certain information with respect to stock options issued to non-employee directors pursuant to the 2001 Plan and previous stock option plans.

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	138,500	$25.73	117,250	$24.33	101,000	$22.90
Options granted	24,000	11.96	30,000	29.71	20,000	29.45
Options exercised	—	—	(8,750)	20.59	(3,750)	13.33
Options cancelled	(5,500)	25.50	—	—	—	—

Options outstanding at end of year	157,000	$23.63	138,500	$25.73	117,250	$24.33

Options exercisable at end of year	106,330	$24.76	95,170	$23.95	97,250	$23.27

Weighted average remaining contractual life of outstanding and exercisable shares at December 31, 2008 was 5.1 years and 3.4 years, respectively. For both options outstanding and those exercisable, there was no aggregate intrinsic value for the period ended December 31, 2008.

Non-vested options and exercise proceeds. A summary of the Company’s non-vested employee and director stock options is presented below.

	Employee options		Director options
	Shares	Average Price	Shares	Average Price
Non-vested options at beginning of year	896,937	$30.20	43,330	$29.63
Options granted	536,275	17.97	24,000	11.96
Options forfeited	(120,235)	25.46	—	—
Options vested	(328,057)	29.76	(16,660)	29.61

Non-vested options at December 31, 2008	984,920	$24.27	50,670	$21.27

	2008	2007	2006
Fair value of stock options vested during year (000’s)	$2,334	$2,256	$2,013
Per option fair value of stock options vested during year	$6.77	$6.54	$7.18
Number of shares exercised during year	—	240,609	273,061
Intrinsic value of options exercised during year (000’s)	$—	$2,062	$2,248

During 2008, there were no options exercised, and therefore no cash or stock equivalent received or tax benefit recognized for exercises. The Company may periodically repurchase shares in open market and private transactions in accordance with Exchange Act Rule 10b-18 to replenish treasury stock for issuances related to stock option exercises and other employee benefit plans.

Employee Stock Purchase Plan (“ESPP”). The AMCORE Stock Option Advantage Plan permits eligible employees to purchase from the Company shares of its common stock at an exercise or purchase price at 85% of the lower of the closing price of the Company’s common stock on the NASDAQ Stock Market on the first or last day of each offering period. Reserved for issuance under the ESPP is a total of 600,000 shares of unissued common stock. Shares issued pursuant to the ESPP are prohibited from sale by a participant for two years after the date of purchase. Dividends earned are credited to a participant’s account and used to purchase shares from the Company’s treasury stock at the same discounted price on the next purchase date. Previous to the fourth quarter 2008, the 15% discount was recorded as compensation expense and amortized on a straight-line basis over the two-year service period. During the fourth quarter, the Company suspended its practice of repurchasing any unvested shares owned by a terminated participant. The unamortized balance of $72,000 was immediately expensed, and all future compensation expense related to the ESPP will be expensed in the quarter of origination.

NOTE 12 – BENEFIT PLANS

Retirement Plans

The AMCORE Financial Security Plan (Security Plan) is a qualified defined contribution plan under Sections 401(a) and 401(k) of the Internal Revenue Code. All eligible employees of the Company participate in the Security Plan, which provides a basic retirement contribution funded by the Company. In addition, employees have the opportunity to make contributions that are eligible to receive matching Company contributions up to certain levels. The expense related to the Security Plan for the years ended December 31, 2008, 2007, and 2006 was $3.6 million, $4.0 million, and $3.9 million, respectively. The Company also has a non-qualified profit sharing plan that provides cash payment based upon achievement of corporate performance goals, to all employees who have met service requirements. The expense related to the profit sharing plan for the years ended December 31, 2008, 2007, and 2006 was $0, $458,000, and $686,000, respectively.

The Company provides additional retirement benefits to certain senior officers through plans that are non-qualified, non-contributory and unfunded. Under one such arrangement, a defined contribution plan, the additional retirement benefits replace what would have been provided under the Company’s defined contribution qualified plan in the absence of limits placed on qualified plan benefits by the Internal Revenue Code of 1986. The expense related to this arrangement for the years ended December 31, 2008, 2007, and 2006 was $34,000, $86,000, and $102,000, respectively.

Another arrangement, which is an unfunded, non-qualified, defined benefit plan, provides supplemental retirement benefits that are based upon three percent of final base salary, times the number of years of service. Benefits under this plan may not exceed 70% or be less than 45% of a participant’s final base salary less offsets for employer retirement plan benefits attributable to employer contributions and 50% of a participants’ Social Security benefit. Since the plan is unfunded, there are no plan assets. The measurement date for obligations of this plan is as of December 31. The projected benefit obligation is $3.8 million, and $3.4 million, respectively at December 31, 2008 and 2007. The periodic benefit costs for the years ending December 31, 2008, 2007, and 2006 were $281,000, $814,000, and $1.5 million, respectively.

The Company has discontinued a defined benefit plan that pays a lifetime annual retainer to certain retired non-employee directors. However, the Company continues to make payments to those non-employee directors that became eligible prior to the discontinuation of the plan. The plan is non-qualified and unfunded, and since the plan is unfunded, there are no plan assets. The measurement date for obligations of this plan is as of December 31. The projected benefit obligation is $154,000, and $279,000, respectively, at December 31, 2008 and 2007. The periodic benefit cost for the years ending December 31, 2008, 2007, and 2006 was $(42,000), $204,000, and $178,000, respectively.

The following tables summarize, in aggregate for the two defined benefit retirement plans, the changes in obligations, net periodic benefit costs and other information for the years ended December 31. As of December 31, 2008, all participants under both plans are in payout.

	2008	2007
	(in thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$3,700	$3,569
Service cost	41	71
Interest cost	214	201
Actuarial losses, settlement and adjustments	424	704
Benefits paid	(394)	(845)

Projected benefit obligation at end of year	$3,985	$3,700

Plan Assets	$—	$—
Funded Status	3,985	3,700
Unrecognized transition obligation	(38)	(80)
Unrecognized actuarial loss	(444)	—

Liability recorded in Consolidated Balance Sheets	$3,503	$3,620

Amounts recorded in Other Comprehensive Income:
Transition obligation	$7	$47

	2008	2007	2006
Components of net periodic benefit cost:	(in thousands)
Service cost	$41	$71	$34
Interest cost	214	201	134
Transition obligation amortization	42	42	42
Actuarial losses, settlement and adjustments	(58)	704	1,515

Net periodic cost	$239	$1,018	$1,725

The net periodic costs for 2008 included an additional accrual for benefits payable to the retiring Chief Executive Officer and for 2007 included a lump-sum settlement in connection with the separation of a senior executive and an accrual to settle the obligations for two directors not yet in payout under the directors’ defined benefit plan. The remaining unrecognized transition obligation will be fully amortized in 2009.

	2008	2007	2006
Weighted-average assumptions:
Discount rate at end of year	6.25%	5.99%	5.75%
Rate of compensation increase – employee plan	4.00%	4.00%	4.00%

Estimated benefit payments (in thousands):
2009	$382
2010	375
2011	375
2012	368
2013	368
2014-2018	1,788

Contributions of $394,000 and $845,000 were made during 2008 and 2007, respectively, to fund benefit payments. The plans have no assets at December 31, 2008 or 2007. The plans’ liabilities, as of December 31, 2008 and 2007, were $3.5 million and $3.7 million, respectively.

Other Benefit Plans

The AMCORE Financial, Inc. Employee Health Benefit Plan (Health Plan) provides group medical, pharmacy, dental and vision benefits to eligible participating employees of the Company and their dependents. Employees, retirees, and COBRA beneficiaries contribute specific premium amounts determined annually by the Health Plan’s administrator based upon actuarial recommendations for coverage. Retirees and COBRA beneficiaries contribute 100% of their premiums. The Company’s share of the employee premiums and other Health Plan costs are expensed as incurred. Expense related to the Health Plan was $6.0 million, $5.8 million, and, $5.3 million for 2008, 2007, and 2006, respectively. Life insurance benefits are provided to eligible active employees. Because retiree premiums are actuarially based and are paid 100% by the retiree, the Company has not recorded a postretirement liability.

The Company provides a deferred compensation plan (entitled “AMCORE Financial, Inc. Deferred Compensation Plan”) for certain key employees and directors. This plan provides the opportunity to defer salary, bonuses and non-employee director fees. Participants may defer up to 90% of base compensation and up to 100% of bonus. The deferred compensation liability to participants is recorded in other liabilities in the Consolidated Balance Sheets. The deferrals and earnings grow tax deferred until withdrawn from the plan. The amount and method of payment are pre-defined by participants each year of deferral. Earnings credited to individual accounts are recorded as compensation expense when earned. The total non-qualified deferred compensation plan liability totaled $8.6 million and $12.6 million as of December 31, 2008 and 2007, respectively. Expense related to the deferred compensation plan was $(70,000), $806,000, and $992,000 for 2008, 2007, and 2006, respectively.

The Company also has various short term, profit sharing and sales related incentive plans. The expense related to such plans was $4.3 million, $3.4 million, and $6.0 million for 2008, 2007, and 2006, respectively.

NOTE 13 – CONTINGENCIES, GUARANTEES AND REGULATORY MATTERS

Contingencies:

Management believes that no litigation is threatened or pending in which the Company faces a reasonable possibility of loss or exposure which will materially affect the Company’s consolidated financial position or consolidated results of operations. Since the Company’s subsidiaries act as depositories of funds, trustee and escrow agents, they occasionally are named as defendants in lawsuits involving claims to the ownership of funds in particular accounts. The Bank is also subject to counterclaims from defendants in connection with collection actions brought by the Bank. This and other litigation is incidental to the Company’s business.

During 2007, as a member of the VISA, Inc. organization (VISA), the Company accrued a $653,000 liability for its proportionate share of various claims against VISA. This amount consisted of $217,000 of claims settled by VISA but not yet paid, a $68,000 estimate of claims considered probable by VISA pursuant to SFAS No. 5, “Accounting for Contingencies” and $368,000 representing the Company’s estimate of certain indemnification obligations pursuant to FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.

During first quarter 2008, the Company received a partial redemption distribution in connection with the initial public offering (IPO) of VISA for which a $1.0 million net security gain was recorded. The gain included a partial reversal of litigation and guaranty losses described above to the extent they related to the Company’s share of IPO proceeds retained in escrow by VISA to fund the losses. The remaining contingent liability, as of December 31, 2008, is $338,000.

During fourth quarter 2008, VISA, Inc. reached a settlement in certain litigation with Discover Financial Services (“Discover”). The amount of the settlement with Discover exceeded the amount retained in escrow by VISA, Inc. from the proceeds of its IPO. VISA, Inc. issued sufficient escrowed stock to cover the additional reserve requirement, so no additional liability for this settlement was required to be accrued by the Company. The Company has determined that its share of the additional reserve requirements to settle the litigation with Discover is not material with respect to its consolidated financial statements as of December 31, 2008.

Guarantees:

The Bank, as a provider of financial services, routinely enters into commitments to extend credit to its customers, including a variety of letters of credit. Letters of credit are a conditional but generally irrevocable form of guarantee on the part of the Bank to make payments to a third party obligee, upon the default of payment or performance by the Bank customer or upon consummation of the underlying transaction as intended. Letters of credit are typically issued for a period of one year to five years, but can be extended depending on the Bank customer’s needs. As of December 31, 2008, the maximum remaining term for any outstanding letter of credit expires on March 31, 2013.

A fee is normally charged to compensate the Bank for the value of the letter of credit that is issued at the request of the Bank customer. The fees are deferred and recognized as income over the term of the guarantee. As of December 31, 2008, the carrying value of these deferrals was a deferred credit of $232,000. This amount included an $83,000 guarantee liability for letters of credit recorded in accordance with Financial Interpretation (FIN) No. 45. The remaining $149,000 represented deferred fees charged for letters of credit exempted from the scope of FIN No. 45.

At December 31, 2008, the contractual amount of all letters of credit, including those exempted from FIN No. 45, was $74.2 million. These represent the maximum potential amount of future payments that the Company would be obligated to pay under the guarantees.

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

In addition to the guarantee liability and deferred fees described above, the Company has recorded a contingent liability for estimated probable losses on unfunded loan commitments and letters of credit outstanding. This liability was $5.8 million and $958,000 of December 31, 2008, and 2007, respectively, which was recorded in other expense in the Consolidated Statements of Operations.

As noted above, as of December 31, 2008, pursuant to FIN No. 45, the Company has an accrued liability of $338,000, representing the estimated fair value of its proportionate share of certain indemnification obligations against VISA.

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

NOTE 14 – INCOME TAXES

The components of income tax expense (benefit) were as follows:

	Years ended December 31,
	2008	2007	2006
	(in thousands)
Currently paid or payable (receivable):
Federal	$(26,656)	$18,666	$18,134
State	21	96	147

	$(26,635)	$18,762	$18,281

Deferred:
Federal	$(30,425)	$(7,660)	$(591)
State	(13,849)	(2,188)	(34)

	$(44,274)	$(9,848)	$(625)

Total Income Tax (Benefit) Expense	$(70,909)	$8,914	$17,656

Income tax (benefit) expense is included in the financial statements as follows:
Continuing operations	$(70,909)	$8,914	$18,035
Discontinued operations	—	—	(379)

Total Income Tax (Benefit) Expense	$(70,909)	$8,914	$17,656

Income tax (benefit) expense from continuing operations was different than the amounts computed by applying the federal statutory rate of 35% due to the following:

	Years ended December 31,
	2008	2007	2006
	(in thousands)
Income tax (benefit) expense on income from continuing operations at statutory rate	$(59,048)	$13,004	$22,772
(Decrease) increase resulting from:
Tax-exempt income	(2,008)	(1,327)	(2,282)
Company owned life insurance	(1,598)	(1,900)	(2,762)
State income taxes, net of federal benefit (excluding impact of state law change)	(8,988)	(772)	115
Non-deductible expenses, net	261	446	439
Impact of state law change on deferred taxes	—	(588)	—
Goodwill	2,102	37	38
Other, net	(1,630)	14	(285)

Total Income Tax (Benefit) Expense on Continuing Operations	$(70,909)	$8,914	$18,035

Effective Tax Rate for Continuing Operations	(42.0)%	24.0%	27.7%

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	At December 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Deferred compensation	$7,338	$8,124
Allowance for loan losses	54,362	21,113
Net operating loss and credit carryforwards	9,389	1,220
Other	3,021	1,319

Gross deferred tax assets	$74,110	$31,776
Less: Valuation allowance	(2,563)	(1,094)

Total deferred tax assets	$71,547	$30,682

Deferred tax liabilities:
Premises and equipment	$3,596	$3,759
Deferred loan fees	689	4,166
Other	2,823	2,593

Total deferred tax liabilities	$7,108	$10,518

Net Deferred Tax Asset	$64,439	$20,164
Tax effect of net unrealized loss on securities available for sale reflected in stockholders’ equity	5,051	2,034

Net Deferred Tax Asset Including Net Unrealized Loss on Securities Available for Sale	$69,490	$22,198

Net operating loss carryforwards for state income tax purposes were approximately $143.3 million at December 31, 2008. The associated deferred tax asset is $10.9 million ($7.1 million net of federal). The carryforwards expire beginning December 31, 2019 through December 31, 2023. The Company also has a deferred tax asset for federal tax purposes related to contributions, general business credits and alternative minimum tax credits in the amounts of $50,000, $725,000 and $1.5 million, respectively at December 31, 2008. The contribution carryforward expires December 31, 2013. The general business credit carryforwards expire beginning December 31, 2027 through December 31, 2028. The alternative minimum tax credit carryforwards have an indefinite life. A valuation allowance of $2.6 million and $1.1 million was established at December 31, 2008 and 2007 against the deferred tax asset, due to the uncertainty surrounding the utilization of state net operating loss carryforwards. The increase in the valuation allowance is attributable to loss carryforwards originating in 2008. In February 2009, the State of Wisconsin enacted legislation that requires corporations to report income on a combined basis effective for tax years beginning on or after January 1, 2009. Management is still evaluating the financial statement impact of this legislation.

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

Retained earnings at December 31, 2008 includes $3.2 million for which no provision for income tax has been made. This amount represents allocations of income to former thrift bad debt deductions for tax purposes only. This amount will only be taxable upon the occurrence of certain events. At this time, management does not foresee the occurrence of any of these events.

Tax benefits of $43,000, $880,000 and $950,000 have been credited directly to paid in capital, with a corresponding decrease in the liability for current income taxes payable, for stock related incentives during the years ended December 31, 2008, 2007 and 2006, respectively.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. The Company has no uncertain tax positions as of December 31, 2008 and is not aware of any significant changes that are reasonably possible within the next twelve months. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income taxes. The Internal Revenue Service and the State of Illinois recently completed audits of the years 2004 through 2006 and 2003 through 2005, respectively. All subsequent years remain open to examination.

NOTE 15 – EARNINGS PER SHARE

Earnings per share (EPS) calculations are presented in the following table. Share data for all years presented has been restated to reflect $0.135 per share stock dividends issued in both June and September 2008.

	For the years ended December 31,
	2008	2007	2006
	(in thousands, except per share data)
Numerator
Net (Loss) Income from continuing operations	$(97,799)	$28,241	$47,027
Income from discontinued operations, net of tax	—	—	248

Net (Loss) Income	$(97,799)	$28,241	$47,275

Denominator (restated)
Average number of shares outstanding – basic	22,629	23,546	25,125
Plus: Diluted potential common shares	—	—	52
Contingently issuable shares	—	10	44

Average number of shares outstanding – diluted	22,629	23,556	25,221

(Loss) Earnings per share from continuing operations
Basic	$(4.32)	$1.20	$1.87
Diluted	$(4.32)	$1.20	$1.86

Earnings per share from discontinued operations
Basic	$—	$—	$0.01
Diluted	$—	$—	$0.01

(Loss) Earnings per share
Basic	$(4.32)	$1.20	$1.88
Diluted	$(4.32)	$1.20	$1.87

As prescribed by SFAS No. 128, “Earnings Per Share”, basic EPS is computed by dividing income available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding.

The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued and to include shares contingently issuable pursuant to employee incentive plans. Securities (e.g. options) that do not have a current right to participate fully in earnings but that may do so in the future by virtue of their option rights are potentially dilutive shares. The dilutive shares are calculated based on the treasury stock method meaning that, for the purposes of this calculation, all outstanding options are assumed to have been exercised during the period and the resulting proceeds used to repurchase Company stock at the average market price during the period. The assumed proceeds shall also include the amount of compensation cost attributed to future services and not yet recognized. In computing diluted EPS, only potential common shares that are dilutive – those that reduce earnings per share or increase loss per share – are included. Exercise of options is not assumed if the result would be antidilutive. For the years ended 2008, 2007, and 2006, options to purchase 2.5 million shares, 1.0 million shares, and 134,000 shares respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

NOTE 16 – SEGMENT INFORMATION

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

Since there are no comprehensive standards for management accounting that are equivalent to accounting principles generally accepted in the United States of America, the information presented may not necessarily be comparable with similar information from other financial institutions. In addition, methodologies used to measure, assign, and allocate certain items may change from time-to-time to reflect, among other things, accounting estimate refinements, changes in risk profiles, changes in customers or product lines, and changes in management structure. For example, during 2007, the Company refined its method for measuring fund transfer adjustments to include non-earnings assets, liabilities, and equity, in addition to funds transfer adjustments for loans made and deposits generated. The effect of this change from 2006 was to increase net interest income in Commercial Banking and Retail Banking segments by $5.1 million and $1.9 million, respectively, and the Mortgage Banking Segment declined by $86,000.

Total Segment results differ from consolidated results primarily due to inter-segment eliminations, certain corporate administration costs, and items not otherwise allocated in the management accounting process and treasury and investment activities such as the offset to the funds transfer adjustments made to the Segments, interest income on the securities investment portfolio, gains and losses on the sale of securities, COLI, CRA-related fund investment income and derivative gains and losses. The affect of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and is included in the “Other” column. As a result of the Federated and West Banc transactions, the results of IMG for the current and prior periods are reported as discontinued operations. Goodwill write-off totaling $6.1 million is included in the other non-interest expense line of the segment financials, and is further discussed in Note 6 of the Notes to Consolidated Financial Statements.

The Commercial Banking Segment provides commercial banking services including lending, business checking and deposits, treasury management and other traditional as well as electronic commerce commercial banking services to middle market and small business customers through the Bank’s branch locations. The Retail Banking Segment provides retail banking services including direct and indirect lending, checking, savings, money market and certificate of deposit (CD) accounts, safe deposit rental, automated teller machines and other traditional and electronic commerce retail banking services to individual customers through the Bank’s branch locations. The Investment Management and Trust segment provides its clients with wealth management services, which include trust services, investment management, estate administration and financial planning, employee benefit plan administration and recordkeeping services. The Mortgage Banking segment provides a variety of mortgage lending products to meet customer needs. The majority of the loans it originates are sold to a third-party mortgage services company, which provides private-label loan processing and servicing support for both loans sold and loans retained by the Bank.

	Operating Segments				Other	Consolidated
	Commercial Banking	Retail Banking	Investment Management and Trust	Mortgage Banking

	(dollars in thousands)
Years ended December 31, 2008
Net interest income	$93,450	$58,643	$200	$2,778	$(23,186)	$131,885
Non-interest income	8,556	37,974	20,024	466	7,582	74,602

Total revenue	102,006	96,617	20,224	3,244	(15,604)	206,487
Provision for loan losses	180,454	21,415	—	847	—	202,716
Depreciation and amortization	1,360	3,200	75	231	3,909	8,775
Other non-interest expense	59,278	66,637	16,556	2,924	18,309	163,704

(Loss) income before income taxes	(139,086)	5,365	3,593	(758)	(37,822)	(168,708)
Income tax (benefit) expense	(53,315)	3,485	1,442	(296)	(22,225)	(70,909)

Net (loss) income	$(85,771)	$1,880	$2,151	$(462)	$(15,597)	$(97,799)

Segment (loss) profit percentage	104%	(2)%	(3)%	1%	N/A	100%

Assets	$3,022,654	$823,993	$11,489	$201,449	$1,000,239	$5,059,824

Years ended December 31, 2007
Net interest income	$116,311	$59,381	$439	$3,612	$(19,159)	$160,584
Non-interest income	7,857	34,378	21,362	4,284	3,116	70,997

Total revenue	124,168	93,759	21,801	7,896	(16,043)	231,581
Provision for loan losses	24,817	4,262	—	8	—	29,087
Depreciation and amortization	1,146	3,558	69	350	2,982	8,105
Other non-interest expense	58,848	55,932	17,332	5,030	20,092	157,234

Income (loss) before income taxes	39,357	30,007	4,400	2,508	(39,117)	37,155
Income tax (benefit) expense	15,349	11,703	1,850	978	(20,966)	8,914

Net income (loss)	$24,008	$18,304	$2,550	$1,530	$(18,151)	$28,241

Segment profit percentage	52%	39%	6%	3%	N/A	100%

Assets	$3,139,733	$691,580	$12,824	$264,079	$1,084,562	$5,192,778

Years ended December 31, 2006
Net interest income	$108,222	$54,181	$436	$4,074	$(1,955)	$164,958
Non-interest income	8,224	28,176	19,859	3,581	15,749	75,589

Total revenue	116,446	82,357	20,295	7,655	13,794	240,547
Provision for loan losses	4,184	6,111	—	(175)	—	10,120
Depreciation and amortization	943	2,866	86	322	3,154	7,371
Other non-interest expense	54,489	54,595	17,639	8,252	23,019	157,994

Income (loss) from continuing operations before income taxes	56,830	18,785	2,570	(744)	(12,379)	65,062
Income taxes (benefit)	22,164	7,326	1,160	(290)	(12,325)	18,035

Income (loss) from continuing operations	$34,666	$11,459	$1,410	$(454)	$(54)	$47,027

Discontinued operations:
Loss from discontinued operations	—	—	(131)	—	—	(131)
Income tax benefit	—	—	(379)	—	—	(379)

Income from discontinued operations	$—	$—	$248	$—	$—	$248

Net income (loss)	$34,666	$11,459	$1,658	$(454)	$(54)	$47,275

Segment profit percentage (continuing operations)	74%	24%	3%	-1%	N/A	100%

Assets	$3,147,018	$664,870	$14,007	$305,839	$1,160,649	$5,292,383

NOTE 17 – RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Federal banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to AMCORE Financial, Inc. and its affiliates. The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of the Bank. Loans or advances to the Company and for each affiliate must be secured and are limited to 10 percent of the Bank’s capital stock and surplus, but no more than 20 percent in aggregate. Loans and advances must be made on a secured basis.

For 2009, the Bank is not expected to pay dividends. Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. See also Note 18.

The amount available for loans or advances by the Bank to the Company and its affiliates amounted to $33 million, however, the Company does not have sufficient collateral to secure an advance.

NOTE 18 – CAPITAL REQUIREMENTS

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

As the following table indicates, AMCORE’s total risk-based capital, Tier 1 capital and leverage ratio all exceeded the regulatory minimums of capital adequacy, as of December 31, 2008. There are five levels of capital defined by the regulations: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2008 the Bank is considered “well-capitalized” under this regulatory framework, the highest designation. AMCORE has historically maintained capital at or above the well-capitalized minimum. Also, AMCORE has experienced steady declines in its capital levels as credit losses have risen. The Company expects the credit crisis that is affecting the economy in general to persist into 2009, and will bring with it additional credit losses. If these expectations are realized, AMCORE may temporarily or otherwise fall below the well-capitalized level during the first quarter 2009. Falling below well-capitalized may potentially affect, among other things, the Company’s borrowings costs and terms from regulatory authorities and other third parties, the Bank’s FDIC deposit insurance premiums, and AMCORE’s ability to access the brokered CD markets. Even so, the Company expects to have sufficient liquidity to operate with these limitations. The Company is discussing with its regulators, the regulatory standards notwithstanding, what an appropriate level of capital should be given the current credit environment and the Bank’s level of non-performing loans. Such level may need to be higher than otherwise required by the regulations.

			For Capital Adequacy Purposes
	Actual		Minimum			Well-Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(dollars in thousands)
As of December 31, 2008:
Total Capital (to Risk Weighted Assets):
Consolidated	$408,205	10.04%	$325,333	≥	8.00%	n/a	n/a
AMCORE Bank, N.A.	411,220	10.14%	324,554	≥	8.00%	$405,692	≥10.00%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$306,245	7.53%	$162,666	≥	4.00%	n/a	n/a
AMCORE Bank, N.A.	309,379	7.63%	162,277	≥	4.00%	$243,415	≥6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$306,245	6.06%	$202,006	≥	4.00%	n/a	n/a
AMCORE Bank, N.A.	309,379	6.14%	201,549	≥	4.00%	$251,937	≥5.00%

As of December 31, 2007:
Total Capital (to Risk Weighted Assets):
Consolidated	$519,487	11.68%	$355,697	≥	8.00%	n/a	n/a
AMCORE Bank, N.A.	481,669	10.91%	353,046	≥	8.00%	$441,308	≥10.00%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$415,371	9.34%	$177,849	≥	4.00%	n/a	n/a
AMCORE Bank, N.A.	377,553	8.56%	176,523	≥	4.00%	$264,785	≥6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$415,371	8.00%	$207,725	≥	4.00%	n/a	n/a
AMCORE Bank, N.A.	377,553	7.33%	206,130	≥	4.00%	$257,662	≥5.00%

NOTE 19 – CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED PARENT COMPANY BALANCE SHEETS

	December 31,
	2008	2007
	(in thousands)
ASSETS
Cash and cash equivalents	$1,193	$2,479
Short-term investments	4,063	12,061
Investment in subsidiaries	312,560	390,793
Other assets	22,455	36,312

Total Assets	$340,271	$441,645

LIABILITIES
Short-term borrowings	$20,000	$2,150
Long-term borrowings	51,547	61,547
Other liabilities	6,726	9,381

Total Liabilities	$78,273	$73,078

STOCKHOLDERS’ EQUITY
Preferred stock	$—	$—
Common stock	6,684	6,666
Additional paid-in capital	69,838	77,433
Retained earnings	365,684	475,728
Treasury stock	(172,293)	(187,944)
Accumulated other comprehensive loss	(7,915)	(3,316)

Total Stockholders’ Equity	$261,998	$368,567

Total Liabilities and Stockholders’ Equity	$340,271	$441,645

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
INCOME:
Dividends from subsidiaries	$—	$60,000	$55,000
Interest income	224	465	424
Non-interest income	314	3,148	4,876

Total Income	$538	$63,613	$60,300

EXPENSES:
Interest expense	$3,979	$3,771	$3,882
Compensation expense and employee benefits	5,119	4,019	5,169
Other	3,213	4,356	2,625

Total Expenses	$12,311	$12,146	$11,676

(Loss) Income before income tax benefits and equity in undistributed net income of subsidiaries	$(11,773)	$51,467	$48,624
Income tax benefits	4,446	3,514	3,019

(Loss) Income before equity in undistributed net losses of subsidiaries	$(7,327)	$54,981	$51,643
Equity in undistributed net losses of subsidiaries	(90,571)	(26,845)	(4,484)

Net (Loss) Income before unconsolidated subsidiary	$(97,898)	$28,136	$47,159
Income from unconsolidated subsidiary	99	105	116

Net (Loss) Income	$(97,799)	$28,241	$47,275

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2008	2007	2006
	( in thousands)
Cash Flows from Operating Activities
Net (Loss) Income	$(97,799)	$28,241	$47,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11	21	19
Deferred compensation amortization	—	—	294
Equity in undistributed net losses of subsidiaries	90,571	26,845	4,484
Stock-based compensation expense	1,315	856	915
Tax benefit on exercise of stock options	—	764	845
Excess tax benefit from stock based compensation	—	(733)	(792)
Decrease in due from subsidiaries	—	—	24
(Increase) decrease in other assets	(2,327)	3,454	(2,252)
(Decrease) increase in other liabilities	(2,655)	(208)	602
Other, net	105	210	(923)

Net cash (used in) provided by operating activities	$(10,779)	$59,450	$50,491

Cash Flows from Investing Activities
Net decrease (increase) in short term investments	$7,998	(12,061)	$2,000
Transfer of premises and equipment to affiliates	—	(15)	—
Other, net	(9)	—	721

Net cash provided by (used in) investing activities	$7,989	$(12,076)	$2,721

Cash Flows from Financing Activities
Net (decrease) increase in short-term borrowings	$(2,150)	$2,150	$(2,000)
Proceeds from long-term borrowings	10,000	61,547	—
Payment of long-term borrowings	—	(41,238)	—
Dividends paid	(6,292)	(16,829)	(18,072)
Issuance of common shares for employee stock plan	434	665	836
Excess tax benefit from stock based compensation	—	733	792
(Cancellation) reissuance of treasury shares for incentive plans	(140)	5,706	5,287
Purchase of shares for treasury	(348)	(59,609)	(40,244)

Net cash provided by (used in) financing activities	$1,504	$(46,875)	$(53,401)

Net change in cash and cash equivalents	$(1,286)	$499	$(189)
Cash and cash equivalents:
Beginning of year	2,479	1,980	2,169

End of year	$1,193	$2,479	$1,980

CONDENSED QUARTERLY EARNINGS & STOCK PRICE SUMMARY (unaudited)

	2008				2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Interest income	$75,801	$69,088	$66,452	$61,415	$85,742	$86,817	$87,592	$83,865
Interest expense	39,135	33,079	34,190	34,467	45,346	46,099	47,221	44,766

Net interest income	$36,666	$36,009	$32,262	$26,948	$40,396	$40,718	$40,371	$39,099
Provision for loan losses	57,229	40,000	48,000	57,487	3,179	4,227	15,281	6,400
Non-interest income	17,899	19,533	20,245	16,925	19,380	19,448	14,025	18,144
Operating expenses	44,881	48,300	38,364	40,934	44,982	40,548	39,060	40,749

(Loss) Income before income taxes	$(47,545)	$(32,758)	$(33,857)	$(54,548)	$11,615	$15,391	$55	$10,094
Income tax (benefit) expense	(20,086)	(12,524)	(15,870)	(22,429)	3,396	4,788	(1,834)	2,564

Net (Loss) Income	$(27,459)	$(20,234)	$(17,987)	$(32,119)	$8,219	$10,603	$1,889	$7,530

Basic (loss) earnings per share	$(1.21)	$(0.89)	$(0.79)	$(1.42)	$0.34	$0.45	$0.08	$0.33

Diluted (loss) earnings per share	$(1.21)	$(0.89)	$(0.79)	$(1.42)	$0.34	$0.45	$0.08	$0.33

Dividends per common share	$0.180	$0.049	$0.049	$—	$0.180	$0.180	$0.180	$0.180
Stock price ranges – high	23.00	21.25	14.50	9.37	34.58	32.42	29.26	27.14
– low	17.25	5.53	3.09	2.51	31.01	28.50	22.48	21.16
– close	20.35	5.66	9.37	3.62	31.75	28.99	24.92	22.70

The financial information contains all normal and recurring reclassifications for a fair and consistent presentation. Share data for all periods presented have been restated to reflect $0.135 per share stock dividends paid in both June and September 2008

Quotes have been obtained from NASDAQ.com. These quotes do not reflect retail mark-ups, mark-downs or commissions nor are they necessarily representative of actual transactions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AMCORE Financial, Inc.:

We have audited the accompanying consolidated balance sheets of AMCORE Financial, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMCORE Financial, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Milwaukee, Wisconsin

March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of

Directors of AMCORE Financial, Inc.:

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of AMCORE Financial, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and cash flows for the year ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

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

Management assessed AMCORE’s internal control over financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of December 31, 2008, AMCORE maintained effective internal control over financial reporting, including policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of its assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and, provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the Company’s financial statements.

The effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report dated March 16, 2009, which is included herein.

(b)	Report of Independent Registered Public Accounting Firm – See report of Deloitte & Touche LLP included in Item 8 of this report on Form 10-K.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Proxy Statement and Notice of 2009 Annual Meeting, dated March 19, 2009, are incorporated herein by reference.

(a)	Executive Officers of the Registrant. The information is presented in Item 1 of this document.

(b)	Code of Ethics. The Company has adopted a code of ethics applicable to all employees, including the principal executive, principal financial and principal accounting officers of the Company. The AMCORE Financial, Inc. Code of Ethics is posted on the Company’s website at www.AMCORE.com/governance. See Part I, Item 1 of this report on Form 10-K for additional information.

ITEM 11.	EXECUTIVE COMPENSATION

The Proxy Statement and Notice of 2009 Annual Meeting, dated March 19, 2009, are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Proxy Statement and Notice of 2009 Annual Meeting, dated March 19, 2009, are incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of the end of the Company’s 2008 fiscal year with respect to all incentive/option plans under which equity securities are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)(3)	2,477,831	$25.22	845,527
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,477,831	$25.22	845,527

(1)	Includes options that have not vested and, therefore, are not currently exercisable. See Note 11 of the Notes to Consolidated Financial Statements for additional information on vesting schedules. For purposes of determining diluted shares for earnings per share calculations, only options which are “in-the-money” are included in the calculation. See Note 15 of the Notes to Consolidated Financial Statements for additional information.
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

(3)	The Directors Restricted Stock Plan for Non-employee Directors provides for the issuance of restricted shares. The remaining shares available for grant total 195,858.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Proxy Statement and Notice of 2009 Annual Meeting, dated March 19, 2009, are incorporated herein by reference. See also Note 4 of the Notes to Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Proxy Statement and Notice of 2009 Annual Meeting, dated March 19, 2009, are incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	1. FINANCIAL STATEMENTS

The following Consolidated Financial Statements of AMCORE are filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

Consolidated Balance Sheets – December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements – December 31, 2008, 2007 and 2006

Reports of Independent Registered Public Accounting Firms

(a)	2. FINANCIAL STATEMENTS SCHEDULES

All financial statements schedules have been included in the Consolidated Financial Statements or are either not applicable or not significant.

(a)	3. EXHIBITS

3.1	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

3.2	By-laws of AMCORE Financial, Inc., as amended February 11, 2004 (Incorporated by reference to Exhibit 3.2 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.1	Indenture, dated as of March 27, 2007, between the Company and Wilmington Trust Company (Incorporated by reference to AMCORE’s exhibit 4.1 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

4.2	Form of New Guarantee between the Company and Wilmington Trust Company (Incorporated by reference to AMCORE’s exhibit 4.2 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.1	AMCORE Financial, Inc. 2000 Stock Incentive Plan (Incorporated by reference to AMCORE’s Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE’s Annual Report on Form 10-K for year ended December 31, 1999).

10.2	AMCORE Financial, Inc. 2001 Stock Option Plan for Non-Employee Directors (Incorporated by reference to AMCORE’s Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE’s Annual Report on Form 10-K for year ended December 31, 2000).

10.3	Amended and Restated AMCORE Stock Option Advantage Plan (Incorporated by reference to AMCORE’s Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE’s Annual Report on Form 10-K for year ended December 31, 2003).

10.4	Supplemental Executive Retirement Plan, dated May 20, 1998 (Incorporated by reference to Exhibit 10.9 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.5	AMCORE Financial, Inc. Amended and Restated Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.6	AMCORE Financial, Inc. Performance Share Program (Incorporated by reference to AMCORE’s Form 8-K as filed with the Commission on May 9, 2005).

10.7	AMCORE Financial, Inc. 2005 Stock Award and Incentive Plan (Incorporated by reference to AMCORE’s Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE’s Annual Report on Form 10-K for year ended December 31, 2004).

10.8	Amended and Restated Transitional Compensation Agreement dated January 2, 2008, between AMCORE Financial, Inc. and the following individuals: Lori Burke, Russell Campbell, Richard Stiles, Thomas R. Szmanda, and Donald H. Wilson (Incorporated by reference to AMCORE’s Form 10-K as filed with the Commission on March 17, 2008).

10.9	Separation, Release, and Consulting Agreement, dated February 22, 2008, between AMCORE Financial, Inc. and Kenneth E. Edge (Incorporated by reference to AMCORE’s Form 8-K as filed with the Commission on February 25, 2008).

10.10	AMCORE Financial, Inc. Annual Incentive Plan as revised February 22, 2008 (Incorporated by reference to AMCORE’s Form 10-K as filed with the Commission on March 17, 2008).

10.11	Written Agreement between AMCORE Bank N.A. and the Officer of the Comptroller of the Currency dated May 15, 2008 (Incorporated by reference to AMCORE’s Form 8-K as filed with the Commission on May 16, 2008).

10.12	Transitional Compensation Agreement dated May 6, 2008, between AMCORE Financial, Inc., and Judith C. Sutfin. (Incorporated by reference to AMCORE’s exhibit 10.1 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.13	Transitional Compensation Agreement dated August 25, 2008, between AMCORE Financial, Inc., and Guy Francesconi. (Incorporated by reference to AMCORE’s exhibit 10.1 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

16	Letter of KPMG LLP (Incorporated by reference to AMCORE’s Form 8-K as filed with the Commission on May 21, 2007).

21	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of KPMG LLP

24	Power of Attorney

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMCORE FINANCIAL, INC.

Date: March 16, 2009	By:
Judith Carré Sutfin
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below on the 16th day of March 2009 by the following persons on behalf of the Registrant in the capacities indicated.

Name	Title

Chief Executive Officer
William R. McManaman	(principal executive officer)

Executive Vice President and Chief Financial Officer (principal financial officer and principal
Judith Carré Sutfin	accounting officer)

Directors: Paula A. Bauer, Paul Donovan, John W. Gleeson, John A. Halbrook, Frederick D. Hay, Teresa Iglesias-Solomon, William R. McManaman, Steven S. Rogers, and Jack D. Ward

William R. McManaman *

Judith Carré Sutfin *

Attorney in Fact*