Form 10-Q
period 2009-03-31
AMCORE FINANCIAL INC
filed 2009-05-11
CIK 714756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission file number 0–13393

AMCORE Financial, Inc.

NEVADA	36–3183870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Seventh Street, Rockford, Illinois 61104

Telephone Number (815) 968–2241

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No

As of May 1, 2009, 22,740,000 shares of common stock were outstanding.

AMCORE Financial, Inc.

Form 10–Q Table of Contents

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

			March 31, 2009 (Unaudited)	December 31, 2008
			( in thousands, except share data)
ASSETS
Cash and cash equivalents			$83,887	$138,017
Interest earning deposits in banks and fed funds sold			408,354	1,665
Loans held for sale			9,675	6,749
Securities available for sale, at fair value			958,350	858,218
Gross loans			3,590,682	3,786,029
Allowance for loan losses			(165,577)	(136,412)

Net loans			$3,425,105	$3,649,617
Company owned life insurance			135,624	144,599
Premises and equipment, net			90,616	91,955
Foreclosed real estate, net			14,996	16,899
Deferred tax assets			83,374	69,490
Other assets			88,360	82,615

Total Assets			$5,298,341	$5,059,824

LIABILITIES
Deposits:
Non-interest bearing deposits			$519,028	$465,382
Interest bearing deposits			1,043,596	1,224,166
Time deposits			1,639,773	1,147,856

Total bank issued deposits			$3,202,397	$2,837,404
Wholesale deposits			1,167,285	1,081,634

Total deposits			$4,369,682	$3,919,038
Short-term borrowings			277,924	435,783
Long-term borrowings			349,646	379,667
Other liabilities			58,614	63,338

Total Liabilities			$5,055,866	$4,797,826

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued			$—	$—
Common stock, $0.22 par value; authorized 45,000,000 shares;

	March 31, 2009	December 31, 2008
Issued	30,134,736	30,078,990
Outstanding	22,738,063	22,682,317	6,696	6,684
Treasury stock	7,396,673	7,396,673	(172,293)	(172,293)
Additional paid-in capital			70,215	69,838
Retained earnings			335,286	365,684
Accumulated other comprehensive income (loss)			2,571	(7,915)

Total Stockholders’ Equity			$242,475	$261,998

Total Liabilities and Stockholders’ Equity			$5,298,341	$5,059,824

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	( in thousands, except share data)
INTEREST INCOME
Interest and fees on loans	$45,938	$65,931
Interest on securities:
Taxable	6,609	8,506
Tax-exempt	975	1,169

Total Income on Securities	$7,584	$9,675

Interest on federal funds sold and other short-term investments	28	23
Interest and fees on loans held for sale	165	140
Interest on deposits in banks	163	32

Total Interest Income	$53,878	$75,801

INTEREST EXPENSE
Interest on deposits	$25,306	$29,182
Interest on short-term borrowings	2,182	4,860
Interest on long-term borrowings	3,924	5,075

Total Interest Expense	$31,412	$39,117

Net Interest Income	22,466	36,684
Provision for loan losses	62,743	57,229

Net Interest Loss After Provision for Loan Losses	$(40,277)	$(20,545)

NON-INTEREST INCOME
Investment management and trust income	$3,004	$4,307
Service charges on deposits	6,377	7,334
Mortgage banking income	409	345
Company owned life insurance income	1,016	1,236
Brokerage commission income	756	1,313
Bankcard fee income	1,999	2,005
Net security gains	6,911	1,010
Other	919	349

Total Non-Interest Income	$21,391	$17,899
OPERATING EXPENSES
Compensation expense	$16,533	$19,521
Employee benefits	4,273	4,853
Net occupancy expense	4,179	4,237
Equipment expense	2,288	2,605
Data processing expense	791	915
Professional fees	1,878	2,383
Communication expense	1,150	1,259
Loan processing and collection expense	2,054	1,397
Insurance expense	2,411	456
Provision for unfunded commitment losses	298	3,297
Other	3,586	3,976

Total Operating Expenses	$39,441	$44,899

Loss before income taxes	$(58,327)	$(47,545)
Income tax benefit	(27,929)	(20,086)

Net Loss	$(30,398)	$(27,459)

LOSS PER COMMON SHARE
Basic	$(1.34)	$(1.21)
Diluted	(1.34)	(1.21)
DIVIDENDS PER COMMON SHARE	$—	$0.180

AVERAGE COMMON SHARES OUTSTANDING
Basic	22,683	22,601
Diluted	22,683	22,601

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	( in thousands, except share data)
Balance at December 31, 2007, as previously reported	$6,666	$(187,944)	$77,433	$475,728	$(3,316)	$368,567
Adjustment for stock dividend (Note 1)	—	15,554	(9,601)	(5,953)	—	—

Balance at December 31, 2007, restated	$6,666	$(172,390)	$67,832	$469,775	$(3,316)	$368,567

Comprehensive Income (Loss):
Net Loss	—	—	—	(27,459)	—	(27,459)
Net unrealized holding gains on securities available for sale arising during the period	—	—	—	—	10,867	10,867
Less reclassification adjustment for net security gains included in net income	—	—	—	—	(1,010)	(1,010)
Pension transition obligation amortization	—	—	—	—	42	42
Income tax effect related to items of other comprehensive income	—	—	—	—	(3,786)	(3,786)

Comprehensive (Loss) Income	—	—	—	(27,459)	6,113	(21,346)
Cash dividends on common stock—$0.180 per share	—	—	—	(4,060)	—	(4,060)
Purchase of 12,503 shares for the treasury	—	(355)	—	—	—	(355)
Deferred compensation and other	—	—	190	—	—	190
Stock-based compensation	—	—	751	—	—	751
Reissuance of 18,982 treasury shares for incentive plans	—	472	(381)	—	—	91
Issuance of 5,795 common shares for Employee Stock Plan	1	—	99	—	—	100

Balance at March 31, 2008, restated	$6,667	$(172,273)	$68,491	$438,256	$2,797	$343,938

Balance at December 31, 2008	$6,684	$(172,293)	$69,838	$365,684	$(7,915)	$261,998

Comprehensive Income (Loss):
Net Loss	—	—	—	(30,398)	—	(30,398)
Net unrealized holding gains on securities available for sale arising during the period	—	—	—	—	24,045	24,045
Less reclassification adjustment for net security gains included in net income	—	—	—	—	(6,911)	(6,911)
Pension transition obligation amortization	—	—	—	—	38	38
Income tax effect related to items of other comprehensive income	—	—	—	—	(6,686)	(6,686)

Comprehensive (Loss) Income	—	—	—	(30,398)	10,486	(19,912)
Deferred compensation and other	—	—	(62)	—	—	(62)
Stock-based compensation	—	—	522	—	—	522
Reissuance of treasury shares for incentive plans, net of cancellations	—	—	(146)	—	—	(146)
Issuance of 55,746 common shares for Employee Stock Plan	12	—	63	—	—	75

Balance at March 31, 2009	$6,696	$(172,293)	$70,215	$335,286	$2,571	$242,475

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Cash Flows From Operating Activities
Net loss	$(30,398)	$(27,459)
Adjustments to reconcile net loss from operations to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	1,963	2,152
Amortization and accretion of securities, net	114	(50)
Stock-based compensation expense	542	779
Provision for loan losses	62,743	57,229
Company owned life insurance income, net of claims	(1,016)	(1,236)
Net securities gains	(6,911)	(1,010)
Net gains on sale of mortgage loans held for sale	(398)	(329)
Originations of mortgage loans held for sale	(111,474)	(72,316)
Proceeds from sales of mortgage loans held for sale	108,946	66,995
Deferred income tax benefit	(20,540)	(20,965)
(Increase) decrease in other assets	(4,484)	5,120
(Decrease) increase in other liabilities	(4,779)	1,490

Net cash (used in) provided by operating activities	$(5,692)	$10,400

Cash Flows From Investing Activities
Proceeds from maturities of securities available for sale	$41,171	$41,429
Proceeds from sales of securities available for sale	384,503	695
Purchase of securities available for sale	(501,875)	(102,417)
Net (increase) decrease in interest earning deposits in banks and fed funds sold	(406,689)	11,365
Net decrease in loans	159,546	13,838
Proceeds from surrender of company owned life insurance	10,000	—
Premises and equipment expenditures, net	(868)	(2,928)
Proceeds from the sale of foreclosed real estate	3,081	1,826

Net cash used in investing activities	$(311,131)	$(36,192)

Cash Flows From Financing Activities
Net increase (decrease) in non-interest bearing demand deposits	$53,646	$(18,694)
Net (decrease) increase in interest-bearing demand deposits	(180,570)	32,206
Net increase (decrease) in time deposits	491,917	(83,217)
Net increase in wholesale deposits	85,651	4,130
Net (decrease) increase in short-term borrowings	(187,876)	73,008
Payment of long-term borrowings	(4)	(3)
Dividends paid	—	(4,060)
Issuance of common shares for employee stock plan	75	100
(Cancellation) reissuance of treasury shares for incentive plans	(146)	91
Purchase of shares for treasury	—	(355)

Net cash provided by financing activities	$262,693	$3,206

Net change in cash and cash equivalents	$(54,130)	$(22,586)
Cash and cash equivalents:
Beginning of period	138,017	132,156

End of period	$83,887	$109,570

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$23,020	$29,021
Interest paid on borrowings	7,405	9,494
Non-Cash Investing and Financing
Foreclosed real estate—acquired in settlement of loans	1,247	244
Transfer current portion of long-term borrowings to short-term borrowings	30,017	25,020
Capitalized interest	21	44

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions for Form 10–Q and Rule 10–01 of Regulation S–X. The preparation of Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. These financial statements include all adjustments (consisting of normal recurring accruals) that in the opinion of management are considered necessary for the fair presentation of the financial position and results of operations for the periods shown. The accompanying unaudited Consolidated Financial Statements and related notes, including the critical accounting estimates, should be read in conjunction with the audited Financial Statements and related notes contained in the 2008 Annual Report of AMCORE Financial, Inc. and Subsidiaries (the “Company”) on Form 10-K (2008 Form 10-K).

Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the 2008 Form 10–K. Share data for all periods presented has been restated to reflect a $0.135 per share stock dividend issued in both June and September 2008.

Accounting Changes

Fair Value Measurements—In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (FSP) No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, and amends Statement of Financial Accounting Standard (SFAS) No. 157 “Fair Value Measurements”, FSP No. FAS 157-4 provides additional guidance for determining fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly. FSP No. FAS 157-4 also provides guidance for determining whether a transaction is orderly. FSP No. FAS 157-4, which must be applied prospectively, is effective for interim and annual reporting periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. Adoption of this standard in first quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operation.

Other-Than-Temporary Impairment—In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”, which revise and expand the guidance concerning the recognition and measurement of other-than-temporary impairments of debt securities classified as available for sale or held to maturity. In addition, it requires enhanced disclosures concerning such impairment for both debt and equity securities. FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. Adoption of this standard in first quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operation.

Fair Value Disclosure—In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which amends both SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting”, to require that disclosures concerning the fair value of financial instruments be presented in interim as well as in annual financial statements. The requirements of FSP No. FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. Early adoption is permitted for interim periods ending after March 15, 2009, but only if the election is made to adopt FSP No. FAS 157-4 and FSP No. FAS 115-2 and FAS 124-2 at the same time. Adoption of this standard in fiscal year 2009 is not expected to have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operation.

Minority Interests—In December 2008, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.” Among other things, SFAS No. 160 requires minority interests be recorded as a separate component of equity and that net income attributable to minority interests be clearly identified on the Statement of Income. SFAS No. 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008. Statement No. 160 is required to be applied prospectively, except for the presentation and disclosure requirements. Adoption of the standard in first quarter 2009 did not have a material impact on the Consolidated Balance Sheets or Statements of Operations.

Derivative Instruments and Hedging Activities Disclosure—In 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” to provide enhanced disclosures and thereby improve the transparency of financial reporting. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. Adoption of this standard in the first quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

NOTE 2 – SECURITIES

A summary of information for investment securities, categorized by security type, at March 31, 2009 and December 31, 2008 follows. Fair values are determined pursuant to SFAS No. 157. See Note 7 for additional information.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2009
Securities Available for Sale:
U.S. Treasury	$269,902	$3	$(3)	$269,902
U.S. Government sponsored enterprises (GSEs) (1)	68,002	5,861	(16)	73,847
Mortgage-backed securities (2)	447,009	9,747	(36)	456,720
State and political subdivisions	79,359	1,990	(680)	80,669
Corporate obligations and other (3)	89,874	25	(12,687)	77,212

Total Securities Available for Sale	$954,146	$17,626	$(13,422)	$958,350

December 31, 2008
Securities Available for Sale:
U.S. Treasury	$75,000	$750	$—	$75,750
U.S. Government sponsored enterprises (GSEs) (1)	52,527	1,518	(17)	54,028
Mortgage-backed securities (2)	495,936	7,407	(347)	502,996
State and political subdivisions	136,032	3,097	(550)	138,579
Corporate obligations and other (3)	111,653	—	(24,788)	86,865

Total Securities Available for Sale	$871,148	$12,772	$(25,702)	$858,218

During the quarter, the Company adopted FSP FAS 157-4. See Note 1 for additional information. A summary of unrealized loss information for investment securities, categorized by security type, was as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses (4)	Fair Value	Unrealized Losses (5)	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2009
Securities Available for Sale:
U.S. Treasury	$249,591	$(3)	$—	$—	$249,591	$(3)
U.S. Government sponsored enterprises (GSEs)	—	—	4,475	(16)	4,475	(16)
Mortgage-backed securities	20,108	(29)	4,306	(7)	24,414	(36)
State and political subdivisions	16,140	(549)	2,609	(131)	18,749	(680)
Corporate obligations and other	40	(59)	46,740	(12,628)	46,780	(12,687)

Total Unrealized Losses on Securities Available for Sale	$285,879	$(640)	$58,130	$(12,782)	$344,009	$(13,422)

December 31, 2008
Securities Available for Sale:
U.S. Government sponsored enterprises (GSEs)	$—	$—	$4,614	$(17)	$4,614	$(17)
Mortgage-backed securities	27,767	(55)	46,204	(292)	73,971	(347)
State and political subdivisions	17,985	(474)	2,347	(76)	20,332	(550)
Corporate obligations and other	29,072	(1,679)	30,916	(23,109)	59,988	(24,788)

Total Unrealized Losses on Securities Available for Sale	$74,824	$(2,208)	$84,081	$(23,494)	$158,905	$(25,702)

(1)	Includes the following U.S. Government agency obligations: $69 million of Small Business Administration at March 31, 2009 and $44 million at December 31, 2008.
(2)	Includes the following U.S. Government agency obligations: $168 million of Government National Mortgage Association and $1 million of United States Department of Veterans Affairs at March 31, 2009. These amounts were $43 million and $3 million, respectively, at December 31, 2008.
(3)	Includes the following investments: $5 million in stock of the Federal Reserve Bank (FRB) and $20 million in stock of the Federal Home Loan Bank (FHLB) at March 31, 2009 and December 31, 2008. These investments are recorded at historical cost with income recorded when dividends are declared. A portion of the FRB and FHLB investments are restricted as to sale because they are held to satisfy membership requirements.
(4)	As of March 31, 2009, the Company does not intend to sell the securities and does not believe that it will be required to sell the securities before their anticipated recovery. The total $640,000 of unrealized losses less than 12 months is related to 45 securities. None of these unrealized losses were individually significant to the total, the largest being $128,000. The unrealized losses were caused by market interest rate increases since the security was originally acquired, rather than due to credit or other causes. Of the total $640,000, $3,000 related to six treasury bills; $29,000 related to eight mortgage-backed securities issued by GSEs; $549,000 related to 28 obligations of state and political subdivisions, all rated investment grade; and $59,000 related to one private issue mortgage related collateral mortgage obligation rated investment grade and two small equity method investments.
(5)	As of March 31, 2009, the Company does not intend to sell the securities and does not believe that it will be required to sell the securities before their anticipated recovery. The total $13 million of unrealized losses 12 months or longer is related to 20 securities. Included in the $13 million of unrealized losses is $4.2 million relating to five private issue mortgage related collateral mortgage obligations and $8.4 million relating to eight private issue asset backed obligations all with at least one investment grade rating. These bonds have sufficient credit enhancement and the Company expects recovery of the entire cost basis of the securities. None of the remaining unrealized losses were individually significant to the total, the largest being $73,000. The unrealized losses were caused by market interest rate increases since the security was originally acquired, rather than due to credit or other causes. Of the remaining total, $7,000 related to two mortgage-backed securities issued by GSEs; $16,000 related to one bond issued by a GSE; and $131,000 related to four obligations of state and political subdivisions with investment grade ratings.

A summary of realized gain and loss information follows:

	Realized Gains	Realized Losses	Net Gains/ (Losses)
	(in thousands)
For the three months ended:
March 31, 2009	$7,108	$(197)	$6,911
March 31, 2008	1,010	—	1,010

The $7 million net security gains for the period ended March 31, 2009 related to the sale of $384 million of bonds in order to reduce liquidity risk. The proceeds of the sales were reinvested in shorter term investments.

At March 31, 2009 and December 31, 2008, securities with a fair value of $595 million and $637 million, respectively, were pledged to secure public deposits, FRB and FHLB borrowings, securities under agreements to repurchase, derivative credit exposure, certain settlement and trade credit obligations, and for other purposes required by law.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at March 31, 2009 and December 31, 2008 was as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Commercial, financial and agricultural	$709,519	$771,679
Real estate-commercial	1,856,583	1,931,962
Real estate-construction	238,529	267,061
Real estate-residential	427,657	437,877
Installment and consumer	358,394	377,450

Gross loans	$3,590,682	$3,786,029
Allowance for loan losses	(165,577)	(136,412)

Net Loans	$3,425,105	$3,649,617

An analysis of the allowance for loan losses for the periods ended March 31, 2009 and March 31, 2008 is presented below:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Balance at beginning of year	$136,412	$53,140
Provision charged to expense	62,743	57,229
Loans charged off	(34,561)	(15,528)
Recoveries on loans previously charged off	983	1,891

Balance at end of period	$165,577	$96,732

Commercial, financial, and agricultural loans were $710 million at March 31, 2009, and comprised 20% of gross loans, of which 8.06% were classified as non-performing, compared to $772 million at December 31, 2008 which comprised 20% of gross loans of which 6.57% were non-performing. Annualized net charge-offs of commercial loans in the first quarter of 2009 and 2008 were 2.80% and 0.05%, respectively, of the average balance of the category.

Commercial real estate and construction loans combined were $2.1 billion at March 31, 2009, comprising 58% of gross loans, of which 15.97% were classified as non-performing, compared to $2.2 billion at December 31, 2008 which comprised 58% of gross loans of which 11.53% were classified as non-performing. Annualized net charge-offs of construction and commercial real estate loans during the first quarter of 2009 and 2008 were 4.87% and 1.63%, respectively, of the average balance of the category.

The above commercial loan categories included $577 million in construction and development loans and $578 million of loans to non-residential building operators, each of which were 16% of total loans. There were no other loan concentrations within these categories that exceeded 10% of total loans.

Residential real estate loans, which include home equity and permanent residential financing, totaled $428 million at March 31, 2009, and represented 12% of gross loans, of which 1.46% were non-performing, compared to $438 million at December 31, 2008 representing 12% of gross loans, of which 1.75% were non-performing. Annualized net charge-offs of residential real estate during the first quarter of 2009 and 2008 were 0.09% and 2.67%, respectively, of the average balance in this category.

Installment and consumer loans were $358 million at March 31, 2009, and comprised 10% of gross loans, of which 1.17% were non-performing, compared to $377 million at December 31, 2008, representing 10% of gross loans, of which 0.31% were non-performing. Annualized net charge-offs of consumer loans during the first quarter of 2009 and 2008 were 2.38% and 1.09%, respectively, of the average balance of the category. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans.

Indirect auto loans totaled $302 million at March 31, 2009. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of consumer credit.

Contained within the concentrations described above, the Company has $1.3 billion of interest only loans, of which $720 million are included in the construction and commercial real estate loan category, $391 million are included in the commercial, financial, and agricultural loan category, and $178 million are in home equity loans and lines of credit. The Company does not have any negative amortization loans, and does not have material concentrations in relation to its total portfolio of high loan-to-value loans, option adjustable-rate mortgage loans or loans that initially have below market rates that significantly increase after the initial period.

NOTE 4 – SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(in thousands)
Federal Home Loan Bank borrowings	$122,210	$197,573
Securities sold under agreements to repurchase – Customer	99,434	125,046
Securities sold under agreements to repurchase – Wholesale	50,000	40,000
Federal funds purchased	200	200
U.S. Treasury tax and loan note accounts	6,012	2,898
Federal Reserve Bank Term Auction Facility	—	50,000
Senior debt	—	20,000
Other short-term borrowings	68	66

Total Short-Term Borrowings	$277,924	$435,783

During the quarter, the maturity of the $20 million senior debt was extended to April 15, 2010. The borrowing was, therefore, reclassified to long-term borrowings.

NOTE 5 – LONG-TERM BORROWINGS

Long-term borrowings consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(in thousands)
Federal Home Loan Bank borrowings	$176,986	$176,989
Securities sold under agreements to repurchase – Wholesale	50,000	100,000
Trust Preferred borrowings	51,547	51,547
Subordinated Debentures	50,000	50,000
Senior Debt	20,000	—
Capitalized lease obligations	1,113	1,131

Total Long-Term Borrowings	$349,646	$379,667

The Company periodically borrows from the Federal Home Loan Bank (FHLB), collateralized by mortgage-backed securities and eligible one-to-four family and multi-family real estate loans. The average stated maturity of these borrowings at March 31, 2009 is 2.8 years, with a weighted average borrowing rate of 3.59%. Certain FHLB borrowings have prepayment penalties, with none having a call or conversion feature associated with them. Mortgage-related assets with a carrying value of $373 million were held as collateral for FHLB borrowings at March 31, 2009.

The Trust preferred borrowings consist of $50 million of preferred capital securities and $2 million of common capital securities which pay cumulative cash distributions quarterly at an annual rate of 6.45%. After June 6, 2012, the securities are redeemable at par until June 6, 2037 when redemption is mandatory. Prior redemption, at a premium, is permitted under certain circumstances such as changes in tax or regulatory capital rules. The proceeds of the capital securities were invested in junior subordinated debentures that represent all of the assets of the Trust (Capital Trust II). The Company fully and unconditionally guarantees the capital securities through the combined operation of the debentures and other related documents. The Company’s obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Company. The $52 million of debentures the Company has bears interest at a rate of 6.45% with put features that mirror the capital security call features. Of the $52 million, $50 million qualifies as Tier 1 Capital for consolidated regulatory capital purposes.

During first quarter 2009, the Company elected to defer regularly scheduled quarterly interest payments on the debentures. The terms of the debentures and trust indentures (the “indentures”) allow for the Company to defer payment of interest on the securities at any time or from time to time up to 20 consecutive quarters provided no event of default (as defined in the indentures) has occurred and is continuing. The Company is not in default with respect to the indentures, and the deferral of interest does not constitute an event of default under the indentures. While the Company defers the payment of interest, it will continue to accrue expense for interest owed at a compounded rate. Upon the expiration of the deferral, all accrued and unpaid interest is due and payable. During the deferral period, the Company may not declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock. The total estimated annual interest that would be payable on the debentures and the underlying debt securities, if not deferred, is approximately $3.3 million.

During 2007, the Company entered into a $20 million senior debt facility agreement with an amended maturity date of July 31, 2009. The Company has drawn $20 million against this facility. During first quarter 2009, an amendment to this debt facility was signed lengthening the maturity to April 15, 2010 and changing the interest margin above LIBOR.

Other long-term borrowings include a capital lease with a net carrying value of $1 million on a branch facility leased by the Company. The Company is amortizing the capitalized lease obligation and depreciating the facility over the remaining non-cancellable term of the original lease, which expires or renews in 2021. Other long-term borrowings also include a capital lease agreement for a data operations sorter with a current net carrying value of $127,000. The Company is amortizing the capitalized lease obligation over the term of the original lease, which expires in 2012.

The Company reclassifies borrowings to short-term borrowings when the remaining maturity becomes less than one year. Scheduled reductions of long-term borrowings are as follows:

Total
(in thousands)
2010	$70,482
2011	25,086
2012	75
2013	151,623
2014	61
Thereafter	102,319

Total Long-Term Borrowings	$349,646

NOTE 6 – DERIVATIVE INSTRUMENTS

The Company, through its risk management and mortgage banking operations, is party to various derivative instruments that are used for asset and liability management needs. Derivative instruments are contracts between two or more parties that have a notional amount and underlying variable, require no net investment and allow for the net settlement of positions between the parties. The notional amount is the basis for the payment provision of the contract and takes the form of units, such as shares or dollars. The underlying variable represents a specified interest rate, index or other component. The interaction between the notional amount and the underlying variable determines the net settlement between the parties and influences the market value of the derivative contract. Derivatives are recorded at fair value on the Company’s Consolidated Balance Sheets as assets or liabilities. See Note 7 “Fair Value” for additional fair value information and disclosures.

The primary risks managed by the Company are interest rate risk and price risk. The derivatives that the Company uses to manage these risks are interest rate swaps and mortgage forward sale contracts. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s fixed rate obligations, notably fixed-rate certificates of deposit (CDs). Interest rate swaps have also been entered into to manage the risk associated with changes in value of the Company’s investment in Company owned life insurance (COLI). The Company uses mortgage forward sales contracts to manage price risk on mortgage loan commitments that it enters into with the intent to sell once the commitments are closed loans. Mortgage loan commitments are also considered derivatives.

Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as modified by SFAS No. 138 and amended by SFAS No. 149, interest rate swaps used to manage interest rate risk on fixed rate CDs have been designated as fair value hedges. Interest rate swaps used to manage COLI and mortgage forward sales contracts have not been designated as hedges. The Company has no cash flow hedges.

The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at March 31, 2009 and December 31, 2008. The Notional Principal Amount is not advanced to/from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams and is not recorded on the Company’s Consolidated Balance Sheets.

	Asset Derivatives			Liability Derivatives
	Notional Value	Fair Value	Balance Sheet Category	Notional Value	Fair Value	Balance Sheet Category
	(in thousands)
March 31, 2009
Derivatives instruments designated as fair value hedges
Interest rate swap – CDs	$24,970	$603	Other assets	$49,622	$372	Other liabilities
Non-designated derivative instruments
Mortgage loan commitments	$65,274	$458	Other assets
Forward sale contracts				$71,918	$533	Other liabilities

December 31, 2008
Derivatives instruments designated as fair value hedges
Interest rate swap – CDs	$24,970	$317	Other assets

Non-designated derivative instruments
Interest rate swap – COLI				$18,000	$1,289	Other liabilities
Mortgage loan commitments	$55,358	$423	Other assets
Forward sale contracts				$60,857	$643	Other liabilities

The Company was required to pledge $1.5 million and $401,000 in collateral at March 31, 2009 and December 31, 2008, respectively. Collateral has not been netted against the fair value of the derivatives in the above table. There are no material contingent credit features on any of the Company’s derivatives.

The following table details the derivative instruments, the average remaining maturities and the weighted-average interest rates paid and received by the Company at March 31, 2009 and December 31, 2008:

				Weighted- Average Rate
	Notional Value	Fair Value	Years to Maturity	Receive Rate	Pay Rate
	(in thousands)
March 31, 2009
Derivatives instruments designated as fair value hedges
Receive fixed/pay variable swaps	$74,592	$231	1.7	4.39%	3.67%

December 31, 2008
Derivatives instruments designated as fair value hedges
Receive fixed/pay variable swaps	$24,970	$317	1.7	4.50%	4.28%

Non-designated derivative instruments
Pay fixed/receive variable swaps	$18,000	$(1,289)	2.3	4.82%	5.09%

For derivative instruments that are designated and qualify as a fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recorded in the Consolidated Statements of Operations as follows:

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
Derivatives in Statement 133 Fair	Income Statement Classification	2009	2008
Value Hedging Relationships		(in thousands)
Hedged deposits	Other non-interest income	$499	$(261)
Interest rate swap agreements - CDs	Other non-interest income	(486)	265

Total		$13	$4

NOTE 7 – FAIR VALUE

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

		Fair Value Hierarchy
	March 31, 2009	Level 1	Level 2	Level 3
	(in thousands)
Assets
Available for sale securities	$932,351	$269,912	$641,623	$20,816
Interest rate swap agreements	280	—	280	—
Forward sale loan commitments	458	—	458	—

Total assets	$933,089	$269,912	$642,361	$20,816

Liabilities
Hedged Deposits	$74,443	$—	$74,443	$—
Interest rate swap agreements	454	—	454	—
Forward sale loan commitments	533	—	533	—

Total liabilities	$75,430	$—	$75,430	$—

		Fair Value Hierarchy
	December 31, 2008	Level 1	Level 2	Level 3
	(in thousands)
Assets
Available for sale securities	$831,422	$75,763	$745,215	$10,444
Interest rate swap agreements	317	—	317	—
Forward sale loan commitments	423	—	423	—

Total assets	$832,162	$75,763	$745,955	$10,444

Liabilities
Hedged Deposits	$25,320	$—	$25,320	$—
Interest rate swap agreements	1,289	—	1,289	—
Forward sale loan commitments	644	—	644	—

Total liabilities	$27,253	$—	$27,253	$—

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

Securities classified as Level 3 are pools backed by trust preferred securities issued by banks, thrifts, and insurance companies. Previously, the Company’s valuations for these securities were based on broker quotes. The market for these securities (Level 1) at March 31, 2009 was not active and markets for similar securities (Level 2) were also not active. In the current inactive market there are a significant amount of unobservable inputs factored into the pricing. Information such as historical and current performance of the underlying collateral and tranche, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, and liquidity and credit premiums required by a market participant are utilized in determining individual security valuations. Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility (Level 3). As a result, the Company adopted FSP No. FAS 157-4 and changed its methodology to incorporate a discounted cash flow valuation methodology, which involves an evaluation of the credit quality of the underlying collateral, cash flow structure and risk adjusted discount rates, with market or broker quotes for certain senior tranche asset backed securities that met the criteria of FSP FAS 157-4 for the use of such a valuation methodology. Primarily as a result of this change, the fair value of these securities increased, however, the amount was not material. This change was accounted for as a change in estimate and included in the unrealized gain included in other comprehensive income for the three months ended March 31, 2009.

The Company’s derivative instruments consist of mortgage loan commitments, forward contracts and interest rate swaps that trade in liquid markets. As such, significant fair value inputs can generally be verified and do not typically involve significant management judgments (Level 2 inputs).

The fair value of hedged deposits is based on internal pricing models using observable market inputs (Level 2) and constant credit and liability spreads. Credit spread is negligible as the deposits are FDIC insured.

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

			Level 3
			Available for Sale Securities
			(in thousands)
Balance at beginning of January 1, 2009			$10,444
Total realized/unrealized gains (losses)
Included in earnings			—
Included in other comprehensive loss			10,372
Purchases, issuances, (sales) and (settlements)			—
Transfers in (out) of Level 3			—

Balance at March 31, 2009			$20,816

	Level 3
	Total	Available for Sale Securities	Hedged Loans
	(in thousands)
Balance at beginning of January 1, 2008	$54,745	$30,772	$23,973
Total realized/unrealized gains (losses)
Included in earnings	580	—	580
Included in other comprehensive loss	(2,765)	(2,765)	—
Purchases, issuances, (sales) and (settlements)	(2,002)	(2,002)	—
Transfers in (out) of Level 3	(24,553)	—	(24,553)

Balance at March 31, 2008	$26,005	$26,005	$—

There were no gains (losses) for the periods included in earnings attributable to the change in unrealized gains (losses) related to assets still held at March 31, 2009 or 2008, for all categories listed above. The transfer out of level 3 for 2008 relates to loans previously recorded at fair value because they were subject to a qualified fair value hedge. During 2008, the derivatives associated with the hedged loans were terminated. As a result, hedge accounting that required the previously hedged loans to be recorded at fair value was discontinued and a new cost basis carrying value for the loans established.

Gains and losses (realized and unrealized) included in earnings for the above period are reported in other income.

	March 31, 2009	March 31, 2008
	(in thousands)
Total gains (losses) included in earnings for the period	$—	$580

Change in unrealized gains (losses) relating to assets still held at the end of the period	$10,372	$(2,765)

Assets measured at fair value on a non-recurring basis. The following table summarizes, by measurement hierarchy, financial assets of the Company that are measured at fair value on a non-recurring basis.

	March 31, 2009	Level 1	Level 2	Level 3	Total Gains (Losses)
	(in thousands)
Impaired loans	$119,519	$—	$—	$119,519	$(31,709)

	December 31, 2008	Level 1	Level 2	Level 3	Total Gains (Losses)
	(in thousands)
Impaired loans	$58,978	$—	$—	$58,978	$(14,108)

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals with further discounts applied or discounted cash flows. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments to approved values and discounts used are typically significant, as expected cash flows can be subjective, resulting in a Level 3 classification of the inputs for determining fair value.

As of March 31, 2009, and in accordance with SFAS No. 114, impaired loans with a remaining carrying amount of $170.3 million have been written down to an aggregate fair value of $119.5 million as measured by underlying collateral or discounted cash flow through a loss allocation in the allowance for loan losses (Allowance). The amount of the allocation related to these loans was $50.8 million at March 31, 2009, compared to $19.1 million for impaired loans at December 31, 2008, resulting in a net increase in the impairment charge of $31.7 million for the quarter ending March 31, 2009.

NOTE 8 – STOCK-BASED COMPENSATION

The Company has several stock-based compensation plans. The Company provides an employee stock purchase plan and makes awards of stock options, restricted stock and performance share units (PSUs). The awards granted under those plans are accounted for using the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment.”

The Company’s actual expenses related to stock-based compensation for the quarters ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Compensation expense included in reported operating expenses:
Stock options	$430	$819
Employee stock purchase plan	13	23
Performance share units	31	(132)
Restricted stock	68	69

Total stock-based compensation expense	$542	$779

Income tax benefits	$201	$282

At March 31, 2009, total unrecognized stock-based compensation expense was $2.8 million, net of estimated forfeitures, which will be recognized over a weighted average amortization period of 1.6 years. SFAS No. 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. For the three months ended March 31, 2009 and 2008, the Company did not have any excess tax benefit since there were no stock option exercises.

The fair value of the Company’s employee and director stock options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions.

	First Quarter
	2009	2008
Expected dividend yield	0.00%	3.62%
Expected price volatility	37.99%	25.86%
Expected term in years	6.25	6.20
Expected risk-free interest rate	2.70%	3.34%
Estimated average fair value of options granted	$0.71	$4.20

Employee Stock Award and Incentive Plans. The 2005 Stock Award and Incentive Plan (SAIP) allows for awards to key employees of stock options, restricted shares, performance shares units (PSUs) and other forms of stock-based awards.

Stock Options. Non-qualified stock options are issued at an exercise price equal to the fair market value of the shares on the grant date and generally vest within three to four years and expire from seven to ten years from the date of grant. Options issued are valued using the Black-Scholes model. The activity during 2009 and the total options outstanding and exercisable as of March 31, 2009 pursuant to the SAIP and previous incentive plans are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding at beginning of year	2,319,361	$25.33
Options granted	241,500	$1.65
Options cancelled	(207,071)	$24.35
Options forfeited	(13,638)	$23.84

Options outstanding at March 31, 2009	2,340,152	$22.98	5.4 years

Options exercisable at March 31, 2009	1,328,048	$26.39	3.5 years

For both options outstanding and those exercisable, there was no aggregate intrinsic value for the period ended March 31, 2009.

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

Compensation expense is calculated based upon the expected number of PSUs earned during the performance period and is recorded over the service period. The fair value is calculated equal to market value on the date of grant less the present value of dividends that are not earned during the performance period. Expense is adjusted for forfeitures as they occur. As of March 31, 2009, PSUs expected to be earned and the weighted average grant date fair value per PSU were as follows:

	PSUs		Weighted Average Fair Value		Weighted Average Remaining Vesting Term
Units outstanding at beginning of year	38,810			$26.23
Units forfeited Units released/earned	(1,500 (960	) )	$ $	22.35 30.30

Units outstanding at March 31, 2009	36,350			$26.28	3.4 years

Restricted Stock Awards. The Company has periodically granted restricted stock awards to certain key employees. The shares are restricted as to transfer, but are not restricted as to dividend payment and voting rights. Transfer restrictions lapse at the end of two, three or seven years contingent upon continued employment. Restricted stock grants are valued at market value on the date of grant and are expensed over the service period. As of March 31, 2009, non-vested shares totaled 9,500 with a weighted average fair value of $22.97 per share. During the first three months of 2009, no shares were granted, no restricted shares were forfeited and returned to treasury, and 7,657 restrictions were released. As of March 31, 2008, non-vested shares totaled 22,183 with a weighted average fair value of $22.17 per share. During the first three months of 2008, 14,000 shares were granted, no restricted shares were forfeited and returned to treasury, and no restrictions were released.

Directors’ Stock Plans. The Restricted Stock Plan for Non-Employee Directors provides that eligible non-employee directors receive, in lieu of a cash retainer, shares of common stock of the Company. As of March 31, 2009, restricted shares totaled 14,218 with a weighted average fair value of $19.96 per share. Restrictions were released on 650 shares during the first quarter of 2009 and no restricted shares were issued and no shares were cancelled.

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

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding at beginning of year	157,000	$23.63

Options outstanding at March 31, 2009	157,000	$23.63	4.85 years

Options exercisable at March 31, 2009	106,330	$24.76	3.14 years

For both options outstanding and those exercisable, there was no aggregate intrinsic value for the three months ended March 31, 2009.

Non-vested options and exercise proceeds. A summary of the Company’s non-vested employee and director stock options for the three months ended March 31, 2009 is presented below.

	Employee options		Director options
	Shares	Average Price	Shares	Average Price
Non-vested options at beginning of year	984,920	$24.27	50,670	$21.27
Options granted	241,500	$1.65	—	—
Options forfeited	(13,638)	$23.84	—	—
Options vested	(200,678)	$26.22	—	—

Non-vested options at March 31, 2009	1,012,104	$18.49	50,670	$21.27

	2009	2008
Fair value of stock options vested during the period (000’s)	$1,123	$939
Per option fair value of stock options vested during the period	$5.60	$6.97
Number of shares exercised during the period	—	—
Intrinsic value of options exercised during the period (000’s)	$—	$—

During the first quarter of 2009, there were no options exercised, and therefore no cash or stock equivalent received or tax benefit recognized for exercises. The Company may periodically repurchase shares in open market and private transactions in accordance with Exchange Act Rule 10b-18 to replenish treasury stock for issuances related to stock option exercises and other employee benefit plans.

Employee Stock Purchase Plan. The AMCORE Stock Option Advantage Plan permits eligible employees to purchase from the Company shares of its common stock at an exercise or purchase price at 85% of the lower of the closing price of the Company’s common stock on the NASDAQ Stock Market on the first or last day of each offering period. Reserved for issuance under the ESPP is a total of 600,000 shares of unissued common stock. Shares issued pursuant to the ESPP are prohibited from sale by a participant for two years after the date of purchase. Dividends earned are credited to a participant’s account and used to purchase shares from the Company’s treasury stock at the same discounted price on the next purchase date. The 15% discount is recorded as compensation expense during the quarter. Compensation expense totaled $13,000 and $23,000 for the quarters ended March 31, 2009 and 2008, respectively.

NOTE 9 – BENEFIT PLANS

Retirement Plans

The AMCORE Financial Security Plan (Security Plan) is a qualified defined contribution plan under Sections 401(a) and 401(k) of the Internal Revenue Code. All eligible employees of the Company participate in the Security Plan, which, until the beginning of March 2009, provided a basic retirement contribution funded by the Company. The Company suspended the basic retirement contribution effective April 1, 2009. Employees also have the opportunity to make contributions that are eligible to receive matching Company contributions up to certain levels. The expense related to the Security Plan for the quarters ended March 31, 2009 and 2008 was $800,000 and $1.0 million, respectively. The Company also has a non-qualified profit sharing plan that provides cash payment based upon achievement of corporate performance goals, to all employees who have met service requirements. The expense related to the profit sharing plan for the quarters ended March 31, 2009 and 2008 was $63,000 and $221,000, respectively.

The Company provides additional retirement benefits to certain senior officers through plans that are non-qualified, non-contributory and unfunded. Under one such arrangement, a defined contribution plan, the additional retirement benefits replace what would have been provided under the Company’s defined contribution qualified plan in the absence of limits placed on qualified plan benefits by the Internal Revenue Code of 1986. The expense related to this arrangement was $9,000 and $21,000 for the three-month periods ended March 31, 2009 and 2008, respectively.

Another arrangement, which is an unfunded, non-qualified, defined benefit plan, provides supplemental retirement benefits to certain retired executives that are based upon three percent of final base salary, times the number of years of service. Benefits under this plan may not exceed 70% or be less than 45% of a participant’s final base salary less offsets for employer retirement plan benefits attributable to employer contributions and 50% of a participants’ Social Security benefit. Since the plan is unfunded, there are no plan assets. No current employees are accruing benefits under the plan. The measurement date for obligations of this plan is as of December 31.

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

The following tables summarize, in aggregate for the two defined benefit retirement plans, the changes in obligations, net periodic benefit costs and other information for the quarters ended March 31. As of March 31, 2009, all participants under both plans are in payout.

	For the Three Months Ended March 31,
	2009	2008
	(in thousands)
Components of net periodic benefit cost:
Projected benefit obligation at beginning of year
Service cost	$9	$16
Interest cost	57	49
Actuarial losses, settlement and adjustments	489	361
Transition obligation amortization	38	42

Net periodic cost	$593	$468

Weighted-average assumptions:
Discount rate at end of year	6.25%	6.00%
Rate of compensation increase – employee plan	4.00%	4.00%

During the first quarter of 2009 and 2008, contributions of $143,000 and $148,000, respectively, were made to fund benefit payments. The plans have no assets at March 31, 2009 or 2008. The plans’ liabilities, as of March 31, 2009 and 2008, were $3.9 million and $4.0 million, respectively.

Other Benefit Plans

The AMCORE Financial, Inc. Employee Health Benefit Plan (Health Plan) provides group medical, pharmacy, dental and vision benefits to eligible participating employees of the Company and their dependents. Employees, retirees, and COBRA beneficiaries contribute specific premium amounts determined annually by the Health Plan’s administrator based upon actuarial recommendations for coverage. Retirees and COBRA beneficiaries contribute 100% of their premiums. The Company’s share of the employee premiums and other Health Plan costs are expensed as incurred. Expense related to the Health Plan was $1.1 million and $1.2 million for the three-month period ending March 31, 2009 and 2008, respectively. Life insurance benefits are provided to eligible active employees. Because retiree premiums are actuarially based and are paid 100% by the retiree, the Company has not recorded a postretirement liability.

The Company provides a deferred compensation plan (entitled “AMCORE Financial, Inc. Deferred Compensation Plan”) for eligible managers and directors. This plan provides the opportunity to defer salary, bonuses and non-employee director fees. Participants may defer up to 90% of base compensation and up to 100% of bonus. The deferred compensation liability to participants is recorded in other liabilities in the Consolidated Balance Sheets. The deferrals and earnings grow tax deferred until withdrawn from the plan. The deferral amount and method of distribution are pre-defined by participants prior to each deferral year. In accordance with the 409A transition rules, participants were allowed a one-time opportunity to change their distribution elections if the change was made prior to December 31, 2008. Participants could elect to receive their account balance in the form of an in-service distribution as early as January 1, 2009. Earnings credited to individual accounts are recorded as compensation expense when earned. The total non-qualified deferred compensation plan liability totaled $5.8 million and $11.9 million as of March 31, 2009 and 2008, respectively. Expense related to the deferred compensation plan was ($47,000) and ($24,000) for the three-month periods ending March 31, 2009 and 2008, respectively.

The Company also has various short-term, sales, and performance related incentive plans. One such plan, the Annual Incentive Plan (AIP), grants bonuses to key employees when certain financial targets and/or individual performance goals are met. Expense related to the AIP was $467,000 and $0 for the three-month periods ending March 31, 2009 and 2008, respectively. During 2008, the Company adopted a retention bonus plan (the “Retention Bonus Plan”) to address its concern to be able to retain its executives. The Retention Bonus Plan provides for the payment of a retention bonus in three installments, payable on or before January 31, 2009, January 31, 2010, and January 31, 2011 to executive officers and other key employees. Expense related to the Retention Bonus Plan was $223,000 and $709,000 for the three-month periods ending March 31, 2009 and 2008, respectively. Other sales and performance related incentives are also in effect that provide payments to sales staff in all lines of business based on various sales and/or performance criteria. A reversal of $31,000 of expense was recorded relating to these other incentive plans for the three-month period ending March 31, 2009. Expense related to these other incentive plans was $846,000 for the three-month period ending March 31, 2008.

NOTE 10 – CONTINGENCIES, GUARANTEES AND REGULATORY MATTERS

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

On March 31, 2009 the Bank had $50 million of securities sold under agreements to repurchase classified as long-term borrowings. Under these repurchase agreements, the Bank provides collateral in the form of marketable securities with a value in excess of 100% of its obligations. One of the agreements contained a provision that requires the Bank to be classified as well-capitalized under applicable regulatory guidelines. As of March 31, 2009, the Bank was considered adequately capitalized, which allowed the counterparty to pursue remedies which could include requesting additional collateral or to request the borrowing be repaid in full at fair value, although no such demand was made. As of May 11, 2009, the Bank has repaid in full all obligations under these agreements and as part of its efforts to manage liquidity and interest rate risk intends to sell the underlying or equivalent securities that collateralized the borrowings.

As a member of the VISA, Inc. organization (VISA), the Company has accrued a $338,000 liability for its proportionate share of various claims against VISA pursuant to SFAS No. 5, “Accounting for Contingencies” and FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.

Guarantees:

The Bank, as a provider of financial services, routinely enters into commitments to extend credit to its customers, including a variety of letters of credit. Letters of credit are a conditional but generally irrevocable form of guarantee on the part of the Bank to make payments to a third party obligee, upon the default of payment or performance by the Bank customer or upon consummation of the underlying transaction as intended. Letters of credit are typically issued for a period of one year to five years, but can be extended depending on the Bank customer’s needs. As of March 31, 2009, the maximum remaining term for any outstanding letter of credit expires on March 31, 2013.

A fee is normally charged to compensate the Bank for the value of the letter of credit that is issued at the request of the Bank customer. The fees are deferred and recognized as income over the term of the guarantee. As of March 31, 2009, the carrying value of these deferrals was a deferred credit of $186,000. This amount included a $53,000 guarantee liability for letters of credit recorded in accordance with Financial Interpretation (FIN) No. 45. The remaining $133,000 represented deferred fees charged for letters of credit exempted from the scope of FIN No. 45.

At March 31, 2009, the contractual amount of all letters of credit, including those exempted from FIN No. 45, was $67.0 million. These represent the maximum potential amount of future payments that the Company would be obligated to pay under the guarantees.

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

In addition to the guarantee liability and deferred fees described above, the Company has recorded a contingent liability for estimated probable losses on unfunded loan commitments and letters of credit outstanding. This liability was $6.1 million as of March 31, 2009 and $5.8 million as of December 31, 2008.

As noted above, as of March 31, 2009, pursuant to FIN No. 45, the Company has an accrued liability of $338,000, representing the estimated fair value of its proportionate share of certain indemnification obligations against VISA.

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

NOTE 11 – INCOME TAXES

The Company has no uncertain tax positions as of March 31, 2009, as defined by FIN 48, “Accounting for Uncertainty in Income Taxes”, and is not aware of any significant changes that are reasonably possible within the next twelve months. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income taxes. The Internal Revenue Service and the State of Illinois have completed audits of the years 2004 through 2006 and 2003 through 2005, respectively. All subsequent years remain open to examination.

In February 2009, the State of Wisconsin enacted legislation that requires corporations to report income on a combined basis effective for tax years beginning on or after January 1, 2009. As a result of this legislation, the Company reversed a $2.6 million valuation allowance that had previously been established against the deferred tax asset for Wisconsin net operating losses. There have been no other material changes in valuation allowances, or realization expectation of deferred tax assets since December 31, 2008. In determining that realization of the deferred tax assets is more likely than not, the Company gives consideration to a number of factors including its taxable income during carryback periods, its recent earnings history, its expectations for earnings in the future, and, where applicable, the expiration dates associated with tax carryforwards.

NOTE 12 – EARNINGS PER SHARE

Earnings per share (EPS) calculations are presented in the following table. Share data for both periods presented has been restated to reflect $0.135 per share stock dividends issued in both June and September 2008.

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share data)
Numerator
Net Loss	$(30,398)	$(27,459)

Denominator
Average number of shares outstanding – basic	22,683	22,601
Plus: Diluted potential common shares	—	—
Contingently issuable shares	—	—

Average number of shares outstanding – diluted	22,683	22,601

Loss per share
Basic	$(1.34)	$(1.21)
Diluted	$(1.34)	$(1.21)

As prescribed by SFAS No. 128, “Earnings Per Share”, basic EPS is computed by dividing income available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding.

The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued and to include shares contingently issuable pursuant to employee incentive plans. Securities (e.g. options) that do not have a current right to participate fully in earnings but that may do so in the future by virtue of their option rights are potentially dilutive shares. The dilutive shares are calculated based on the treasury stock method meaning that, for the purposes of this calculation, all outstanding options are assumed to have been exercised during the period and the resulting proceeds used to repurchase Company stock at the average market price during the period. The assumed proceeds also include the amount of compensation cost attributed to future services and not yet recognized. In computing diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included. Exercise of options is not assumed if the result would be antidilutive. For the three months ended March 31, 2009 and 2008, options to purchase 2.3 million shares and 2.0 million shares respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

NOTE 13 – SEGMENT INFORMATION

AMCORE’s internal reporting and planning process focuses on its three primary lines of business (Segment(s)): Commercial Banking, Consumer Banking, and Investment Management and Trust. The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray each Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an appropriate allocation of shared support function expenses. The Segments also include funds transfer adjustments to appropriately reflect the cost of funds on assets and funding credits on liabilities and equity. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2008.

Since there are no comprehensive standards for management accounting that are equivalent to accounting principles generally accepted in the United States of America, the information presented may not necessarily be comparable with similar information from other financial institutions. In addition, methodologies used to measure, assign, and allocate certain items may change from time-to-time to reflect, among other things, accounting estimate refinements, changes in risk profiles, changes in customers or product lines, and changes in management structure. As a result of the recently announced corporate restructuring, the previously reported Mortgage Banking Segment results are combined with the Consumer Banking Segment, with prior period amounts restated accordingly.

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

The Commercial Banking Segment provides commercial banking services including lending, business checking and deposits, treasury management and other traditional as well as electronic commerce commercial banking services to middle market and small business customers through the Bank’s branch locations. The Consumer Banking Segment provides consumer banking services including direct and indirect lending, checking, savings, money market and certificate of deposit (CD) accounts, safe deposit rental, automated teller machines and other traditional and electronic commerce retail banking services to individual customers through the Bank’s branch locations. The Consumer Banking Segment also provides a variety of mortgage lending products to meet customer needs. The majority of the mortgage loans it originates are sold to a third party mortgage services company, which provides private label loan processing and servicing support for both loans sold and loans retained by the Bank. The Investment Management and Trust segment provides its clients with wealth management services, which include trust services, investment management, estate administration and financial planning, employee benefit plan administration and recordkeeping services.

	Operating Segments
	Commercial Banking	Consumer Banking	Investment Management and Trust	Other	Consolidated
	(dollars in thousands)
For the three months ended March 31, 2009
Net interest income (expense)	$18,555	$15,740	$(21)	$(11,808)	$22,466
Non-interest income	1,762	8,020	3,662	7,947	21,391

Total revenue	20,317	23,760	3,641	(3,861)	43,857
Provision for loan losses	59,688	3,055	—	—	62,743
Depreciation and amortization	235	713	81	934	1,963
Other non-interest expense	13,473	16,539	3,860	3,606	37,478

(Loss) income before income taxes	(53,079)	3,453	(300)	(8,401)	(58,327)
Income tax (benefit) expense	(20,700)	1,346	(48)	(8,527)	(27,929)

Net (Loss) Income	$(32,379)	$2,107	$(252)	$126	$(30,398)

Segment loss (profit) percentage	106%	-7%	1%	N/A	100%

Assets	$2,779,621	$988,105	$2,523	$1,528,092	$5,298,341

For the three months ended March 31, 2008
Net interest income (expense)	$26,225	$15,606	$71	$(5,236)	$36,666
Non-interest income	1,834	9,152	5,362	1,551	17,899

Total revenue	28,059	24,758	5,433	(3,685)	54,565
Provision for loan losses	53,171	4,058	—	—	57,229
Depreciation and amortization	294	811	17	1,030	2,152
Other non-interest expense	16,536	16,265	4,491	5,437	42,729

(Loss) income before income taxes	(41,942)	3,624	925	(10,152)	(47,545)
Income tax (benefit) expense	(16,357)	1,414	370	(5,513)	(20,086)

Net (Loss) Income	$(25,585)	$2,210	$555	$(4,639)	$(27,459)

Segment loss (profit) percentage	112%	-10%	-2%	N/A	100%

Assets	$3,065,901	$999,951	$11,798	$1,098,872	$5,176,522

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and subsidiaries’ (“AMCORE” or the “Company”) consolidated financial condition as of March 31, 2009 compared to December 31, 2008, and the consolidated results of operations for the three months ended March 31, 2009 compared to the same period in 2008. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report.

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

Contemplated, projected, forecasted or estimated results in such forward-looking statements involve certain inherent risks and uncertainties. A number of factors – many of which are beyond the ability of the Company to control or predict – could cause actual results to differ materially from those in its forward-looking statements. These factors include, among others, the following possibilities: (I) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new or existing competitors; (II) adverse state, local and federal legislation and regulation or adverse findings or rulings made by local, state or federal regulators or agencies regarding AMCORE and its operations; (III) failure to obtain new customers and retain existing customers; (IV) inability to carry out marketing and/or expansion plans; (V) ability to attract and retain key executives or personnel; (VI) changes in interest rates including the effect of prepayments; (VII) general economic and business conditions which are less favorable than expected; (VIII) equity and fixed income market fluctuations; (IX) unanticipated changes in industry trends; (X) unanticipated changes in credit quality and risk factors; (XI) success in gaining regulatory approvals when required; (XII) changes in Federal Reserve Board monetary policies; (XIII) unexpected outcomes on existing or new litigation in which AMCORE, its subsidiaries, officers, directors or employees are named defendants; (XIV) technological changes; (XV) changes in accounting principles generally accepted in the United States of America; (XVI) changes in assumptions or conditions affecting the application of “critical accounting estimates”; (XVII) inability of third-party vendors to perform critical services for the Company or its customers; (XVIII) disruption of operations caused by the conversion and installation of data processing systems; (XIX) adverse economic or business conditions affecting specific loan portfolio types in which the Company has a concentration, such as construction and land development loans; (XX) zoning restrictions or other limitations at the local level, which could prevent limited branch offices from transitioning to full-service facilities; (XXI) possible changes in the creditworthiness of customers and value of collateral and the possible impairment of collectibility of loans; (XXII) changes in lending terms to the Company and the Bank by the Federal Reserve, Federal Home Loan Bank, or any other regulatory agency or third party; and, (XXIII) the recently enacted Emergency Economic Stabilization Act of 2008, and the various programs the U.S. Treasury and the banking regulators are implementing to address capital and liquidity issues in the banking system, all of which may have significant effects on the Company and the financial services industry, the exact nature and extent of which cannot be determined at this time.

KEY INITIATIVES, OTHER SIGNIFICANT ITEMS AND ACCOUNTING CHANGES

Key Initiatives

Credit quality—The Company continues to enhance the credit risk administration and measurement processes of its banking subsidiary (the “Bank”). Actions already taken or underway include: implemented an expanded risk grading system to provide more detailed information as to the conditions underlying the portfolio; engaged an independent third party to review a representative sample of the commercial loan portfolio to verify risk rating accuracy; shifted virtually all construction and development loan relationships to an experienced specialty unit to manage and reduce the concentration; reorganized the commercial credit approval process; increased the allowance for loan losses and enhanced the processes related to the allowance calculation; implemented straight-through-processing system for commercial lending; increased staffing and resources in the Bank’s non-performing assets resolution specialty group, which pursues resolution of non-performing assets; hired a new chief credit officer with strong leadership and portfolio management skills; added qualified and experienced senior staff to manage the credit administration, loan review and appraisal functions; reorganized the commercial line of business to eliminate two layers of management, to improve communication and accelerate decision making; formed a risk committee that reviews the loan portfolio including segments that could develop into a concentration to ensure that the Company is appropriately monitoring and managing its credit portfolio risk; and initiated a plan to substantially lower its exposure to non-strategic, non-relationship based accounts, especially loans concentrated in single-service accounts such as investment real estate loans, while increasing its focus on commercial and industrial relationship lending.

Cost efficiencies—The Company continues its efforts in 2009 to right size its cost structure to its revenue stream. Pre-FDIC operating expenses for first quarter 2009 declined 16% from the prior year first quarter. This included more than an 11% reduction in full-time equivalent positions since the beginning of 2008.

On April 27, 2009, the Company announced further strategic cost reduction measures that better align the Company’s operations and cost structure to the realities of the current marketplace. These actions included reductions in executive salaries by five percent, suspension of employee merit increases, decreases in the Company’s contribution to the 401(k) plan, and a nine percent reduction of its work force, resulting in approximately $20 million in annualized cost savings. Estimated charges due to the restructuring are expected to be $2 million in the second quarter 2009.

During 2008, the Company identified five under-utilized high-cost facilities that could be consolidated with other nearby locations (the “Facilities Consolidation”). These were two office buildings, one small older branch in a historical market, one leased Chicago suburban location with minimal consumer activity that housed mainly commercial lenders, and a leased branch with excess capacity, minimal access to customers, and high maintenance costs. A $1.7 million non-cash impairment charge was recorded in connection with the Facilities Consolidation. One property was sold during 2008 at an amount equal to its book value while the other properties continue to be listed for sale.

Capital and Liquidity—The Company continues to actively evaluate all opportunities to raise additional capital and otherwise enhance its capital position. During fourth quarter 2008, the Company merged its Investment Management and Trust Group into the main Bank charter. This added more than $8 million of capital to the Bank, a more efficient use of the capital of the organization. See Capital Management section below for an expanded discussion of the regulatory capital standards. This also allows the Company to serve its customers with greater “One-Bank” operational clarity. In fourth quarter 2008, the Company suspended its quarterly dividend to preserve capital and parent company liquidity. AMCORE also elected to participate in the FDIC Transaction Account Guarantee Program, providing unlimited insurance on non-interest bearing transaction accounts through December 2009. During 2008, the Bank continued to build its liquidity reserves to strengthen its funding stability as the economic environment became less stable. At March 31 2009, the Bank’s liquidity reserves exceeded $680 million.

Broadening Customer Relationships—The Company’s reputation for customer and community service has always been an important driver of its business. Reducing its non-relationship accounts, while reaffirming and building upon its core customer relationships, is expected to build consistency across the Company footprint. Developing deep and enduring customer relationships across all our lines of business is a key objective. The “One-Bank” initiative for serving customers across all lines of business continues to be a focus for 2009. The initiative is expected to better leverage the combined expertise of the Company and its people across the lines of business to better meet the customers’ financial needs, while enhancing the profitability of the Company.

The Company also focused on measuring line of business performance and closely aligning profitability with incentive compensation in order to drive strong core customer-based growth. This focus on profitability, rather than volume only measures, has led to improved product pricing that is more reflective of true costs and market risks and is expected to help the Company strengthen its earnings stream as it emerges from this credit cycle.

During 2008, the Bank joined the MoneyPass and Sum, surcharge-free ATM networks. As a result, AMCORE cardholders now have access to surcharge-free transactions at more than 19,000 ATMs across the United States, including a large concentration of ATMs conveniently located in the same geographic regions as AMCORE customers. These new relationships expand AMCORE’s channel of ATMs throughout Illinois and Wisconsin from 336 at March 31, 2008 to more than 1,650 as of March 31, 2009.

Other Significant Items

Corporate restructuring and key personnel changes—The previously mentioned reduction in workforce resulted in the elimination of approximately 116 positions, including that of Donald H. Wilson, President and Chief Operating Officer, and Richard E. Stiles, Executive Vice President, Commercial Banking Group. As a result of the workforce reductions, one layer and in some cases two layers of management were eliminated. This is expected to improve communications and accelerate decision making in the Company. The Company’s objective is to build an organization that is streamlined, disciplined and driven to weather a variety of economic circumstances.

On February 22, 2008, Kenneth E. Edge retired as Chief Executive Officer (the “Executive Retirement”) of the Company, and remained as Chairman of the Board of Directors (the “Board”) of the Company until May 6, 2008.

Also, on February 22, 2008, the Board of Directors of the Company elected William R. McManaman as Chief Executive Officer. Prior to his appointment as Chief Executive Officer, Mr. McManaman, age 60, has served as a Director of the Company since 1997. On May 6, 2008, the Board elected Mr. McManaman as Chairman of the Board.

Branch expansion—During first quarter 2009, the Bank opened two new branches, one in Antioch, Illinois and one in Naperville, Illinois, and has plans to open a third in Northbrook, Illinois during the fourth quarter. These three locations were already committed to and in the pipeline prior to the recent downturn in the credit cycle. This completes the Branch Expansion initiative that began in 2001. The Bank’s Lake Zurich, Illinois commercial team will relocate to the Vernon Hills branch during June 2009. Modifications in branch hours were implemented in April 2009 to more closely reflect customer usage patterns and as part of the Company’s cost reduction measures.

Significant transactions—Net security gains of $6.9 million were realized in the first quarter 2009 due to the sale of $384 million in bonds. Security gains allowed the Company to improve liquidity, optimize capital usage and capture gains jeopardized by the risk of prepayment during the quarter.

Trust preferred interest deferral—The Company has $50 million of Trust Preferred securities that qualify as Tier 1 Capital for regulatory capital purposes for the Company. In first quarter of 2009, the Company elected to defer regularly scheduled quarterly interest payments on the Trust Preferred securities. The deferral of interest does not constitute an event of default, per the terms of the indentures. While the Company defers the payment of interest, it will continue to accrue expense for interest owed at a compounded rate.

Regulatory developments—On May 15, 2008, the Bank entered into a written agreement (the “Agreement”) with the OCC. The Agreement describes commitments made by the Bank to address and strengthen banking practices relating to asset quality and the overall administration of the credit function at the Bank. The Bank has implemented enhancements to its credit processes to address the matters identified by the OCC and expects to comply with all the requirements specified in the Agreement. In the meantime, the Agreement results in the Bank’s ineligibility for certain actions and expedited approvals without the prior written consent and approval of the OCC. These actions include, among other things, the appointment of directors and senior executives, making or agreeing to make certain payments to executives or directors, business combinations and branching.

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

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, subsequent to the end of third quarter 2008, Congress enacted and the President signed into law the Emergency Economic Stabilization Act of 2008 (ESA). Shortly thereafter, the Federal banking agencies announced the Troubled Asset Relief Program (TARP) and Capital Purchase Program (CPP). Collectively, these actions provided a variety of programs that financial institutions could participate in, including the potential sale of certain troubled loans to the United States Government, sale of preferred stock to the United States Treasury and temporary expansion of FDIC insured deposit levels (some voluntary and some automatic). These programs continue to evolve as the administration strives to keep pace with rapidly changing economic conditions. AMCORE continues to review these programs for their potential to add value to its shareholders, customers and business and the potential impact of the ESA or related programs on the financial markets generally and the Company’s future financial position, results of operation, cash flows or liquidity.

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

Accounting Changes

Fair Value Measurements—In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (FSP) No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which amends Statement of Financial Accounting Standard (SFAS) No. 157 “Fair Value Measurements.” FSP No. FAS 157-4 provides additional guidance for determining fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly. FSP No. FAS 157-4 also provides guidance for determining whether a transaction is orderly. FSP No. FAS 157-4, which must be applied prospectively, is effective for interim and annual reporting periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. Adoption of this standard in first quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operation.

Other-Than-Temporary Impairment—In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”, which revise and expand the guidance concerning the recognition and measurement of other-than-temporary impairments of debt securities classified as available for sale or held to maturity. In addition, it requires enhanced disclosures concerning such impairment for both debt and equity securities. FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. Adoption of this standard in first quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operation.

Fair Value Disclosure—In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which amend both SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting”, to require that disclosures concerning the fair value of financial instruments be presented in interim as well as in annual financial statements. The requirements of FSP No. FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. Early adoption is permitted for interim periods ending after March 15, 2009, but only if the election is made to adopt FSP No. FAS 157-4 and FSP No. FAS 115-2 and FAS 124-2 at the same time. Adoption of this standard in fiscal year 2009 is not expected to have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operation.

Minority Interests—In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.” Among other things, SFAS No. 160 requires minority interests be recorded as a separate component of equity and that net income attributable to minority interests be clearly identified on the Statement of Income. SFAS No. 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008. Statement No. 160 is required to be applied prospectively, except for the presentation and disclosure requirements. Adoption of the standard in first quarter 2009 did not have a material impact on the Consolidated Balance Sheets or Statements of Operations. Disclosure is provided in Note 1 of Notes to the Consolidated Financial Statements.

Derivative Instruments and Hedging Activities Disclosure—In 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” to provide enhanced disclosures and thereby improve the transparency of financial reporting. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. Adoption of this standard in the first quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

OVERVIEW OF OPERATIONS AND SIGNIFICANT CATEGORIES

Overview

AMCORE reported a net loss of $30.4 million or $1.34 per diluted share for the quarter ended March 31, 2009 compared to a net loss of $27.5 million or $1.21 per diluted share for the same period in 2008, representing a $2.9 million or $0.13 per diluted share decrease quarter over quarter. AMCORE had negative returns on average equity and on average assets of 48.24% and 2.40%, respectively, for first quarter 2009, compared to negative returns of 29.44% and 2.13%, respectively, for the same period in 2008.

Significant Categories

Changes in the significant categories of first quarter 2009 net loss, compared to first quarter 2008, were:

Net interest income—Declined $14.2 million primarily due to lower spreads. Net interest margin was 1.94% in first quarter 2009 compared to 3.12% in first quarter 2008.

Provision for loan losses—Increased $5.5 million to $62.7 million in first quarter 2009 from $57.2 million in first quarter 2008, reflecting deteriorating credit quality, particularly with respect to construction and development loans.

Non-interest income—Increased $3.5 million to $21.4 million in the first quarter 2009 compared to $17.9 million in the same period of 2008. Security gains in the first quarter of 2009 were $6.9 million, an increase of $5.9 million over the $1.0 million during the first quarter of 2008. Investment management and trust income declined $1.3 million to $3.0 million during the first quarter of 2009 from $4.3 million in first quarter of 2008. Service charges on deposits and brokerage commission also declined during the quarter by $957,000 and $557,000, respectively.

Operating expenses—Declined $5.5 million to $39.4 million in first quarter 2009 from $44.9 million in first quarter 2008. Declines included $3.6 million in compensation expense and employee benefits costs, $3.0 million in provision for unfunded commitment losses and $505,000 in professional fees. These were partially offset by increased insurance expense and loan processing and collection expense of $2.0 million and $657,000, respectively.

Income taxes—Decreased $7.8 million, primarily due to a $58.3 million loss before income taxes in first quarter 2009 compared to a $47.5 million loss before income taxes in first quarter 2008 and the reversal of a $2.6 million valuation allowance on state tax loss carryforwards. See Note 11 of Notes to the Consolidated Financial Statements.

The effective tax rate was 47.9% in first quarter 2009 compared to 42.2% in first quarter 2008. Items that are exempt from taxes, such as municipal bond income and increases in cash surrender value (CSV) of Bank and Company owned life insurance (COLI), while generally resulting in an effective tax rate that is lower than the statutory tax rate, have the opposite effect in a period where there is a loss before income taxes. This, along with the valuation allowance reversal, are the primary reasons that the effective tax rate is higher than the statutory tax rate.

EARNINGS REVIEW OF CONSOLIDATED STATEMENTS OF OPERATIONS

The following discussion compares the major components of the Consolidated Statements of Operations and their impact for three months ended March 31, 2009 and 2008.

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

Overview—As reflected below, net interest income, on an FTE basis, declined $14.3 million or 38% in first quarter 2009 compared to first quarter 2008. The decline was due to a $22.0 million decline in FTE interest income, partially offset by a $7.7 million decline in interest expense.

	Quarter Ended March 31,
	2009	2008
	(in thousands)
Interest Income Book Basis	$53,878	$75,801
FTE Adjustment	665	746

Interest Income FTE Basis	54,543	76,547
Interest Expense	31,412	39,117

Net Interest Income FTE Basis	$23,131	$37,430

Net Interest Spread	1.66%	2.69%
Net Interest Margin	1.94%	3.12%

Net interest spread and margin (See Table 1)—Net interest spread declined 103 basis points to 1.66% in first quarter 2009 from 2.69% in first quarter 2008. The net interest margin was 1.94% in first quarter 2009, a decline of 118 basis points from 3.12% in first quarter 2008.

The declines in net interest spread and net interest margin were primarily due to lower loan yields that were driven by increased levels of non-accrual loans and continued divergence in financial markets with higher declines in the Prime rate as compared to LIBOR-based rates. These were not matched by declines in funding rates as declines in average bank-issued transactional deposits were replaced with higher-cost bank-issued time deposits and wholesale funding sources. In addition, some transactional deposit products have reached levels at which further reductions in rates paid are limited. The cost of building and holding additional liquidity in lower yielding investments and the affect of shrinking both the Company’s investment and loan portfolios also contributed to the decline in net interest income. Since the Company has a higher proportion of prime-based loans and a higher proportion of LIBOR-based liabilities, the aforementioned divergence in interest rates also resulted in some reduction in net interest spread and net interest margin.

Changes due to volume (See Table 2)—In first quarter 2009, net interest income (FTE) declined due to average volume by $743,000 when compared to first quarter 2008 due to a $755,000 increase in interest expense. A decrease of $149 million in average investment securities and a decline of $194 million in average loans were offset by an increase in short-term investments. The reduction in average loans was attributable to an overall effort to reduce the Company’s exposure to non-strategic, non-relationship based accounts. The reduction in average investment securities resulted from the sale of $384 million in bonds during the quarter as the Company continued to migrate its balance sheet to a lower proportion of investment securities and a higher proportion of cash equivalents and short-term investments in its efforts to build liquidity. While the result was a total average interest earning asset balance that was virtually unchanged quarter-over-quarter, average interest bearing liability volumes increased in order to fund the decline in stockholders’ equity caused by net losses, causing the $743,000 decrease to interest expense noted above.

Changes due to rate (See Table 2)—In first quarter 2009, net interest income (FTE) declined due to average rates by $13.6 million when compared with the same period in 2008. This was comprised of a $22.0 million decrease in interest income that was only partly offset by an $8.5 million decrease in interest expense. Both interest-earning asset yields and interest-bearing liability costs were affected by four separate decreases in the federal funds (Fed Funds) rate totaling a combined 200 basis points, all of which occurred since the first quarter of 2008. In addition, non-performing loans increased from $114 million at March 31, 2008 to $402 million as of March 31, 2009. The Bank must continue to fund these non-earnings assets until they are resolved.

The yield on average earnings assets decreased 180 basis points to 4.58% for first quarter of 2009 compared to 6.38% for first quarter 2008. During the same period of time, the rate paid on average interest bearing liabilities decreased 77 basis points, to 2.92% from 3.69%. In addition to the drag on loan yields caused by the increase in non-performing loans, rates on average interest bearing liabilities did not decline as much as the rates earned on average earnings assets as lower cost bank-issued transactional deposits declined $713 million on average, and were more than replaced by a combined $799 million average increase in higher cost bank-issued time deposits and wholesale funding sources. In addition, and as noted above, some transactional deposit products, now yielding 0.53% on average, have reached levels at which further reductions in rates paid are limited.

Interest rate risk—Like most financial institutions, AMCORE has an exposure to changes in both short-term and long-term interest rates. Among those factors that could further affect net interest margin and net interest spread include: greater and more frequent changes in interest rates, including the impact of basis risk between various interest rate indices such as prime and LIBOR (as is the case with a significant divergence in current market rates), changes in the shape of the yield curve, mismatch in the duration of interest-earning assets and the interest-bearing liabilities that fund them, the effect of prepayments or renegotiated rates, increased price competition on both deposits and loans, promotional pricing on deposits, short-term liquidity needs that could drive up the cost of attracting new funding, changes in the mix of earning assets and the mix of liabilities, including greater or less use of wholesale sources, changes in the level of non-accrual loans, and in an environment where there are rapid and substantial declines in interest rates, the limited ability to reduce certain low-cost deposit product rates (such as NOW accounts) to the same extent that interest-earning assets reprice. As the increased level of non-accrual loans will take time to work out the Company does not expect a significant recovery in the margin or spread statistics for several quarters. However, as the reasons for building the additional liquidity begin to subside, the Company intends to re-deploy those funds into higher yielding assets and/or to selective interest bearing liability reductions, which should translate into gradually improving spreads and margin over time.

Provision for Loan Losses

Loans, the Company’s largest income earning asset category, are periodically evaluated by management in order to establish an adequate allowance for loan losses (Allowance) to absorb estimated losses that are probable as of the respective reporting date. This evaluation includes specific loss estimates on certain individually reviewed loans where it is probable that the Company will be unable to collect all of the amounts due (principal or interest) according to the contractual terms of the loan agreement (impaired loans) and statistical loss estimates for loan groups or pools that are based on historical loss experience. Also included are other loss estimates that reflect the current credit environment and that are not otherwise captured in the historical loss rates. These include the quality and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, change in collateral values, and economic and industry conditions, among other things. The Allowance is also subject to periodic examination by regulators, whose review may include their own assessment as to its adequacy to absorb probable losses.

Additions to the Allowance are charged against earnings for the period as a provision for loan losses (Provision). Conversely, this evaluation could result in a decrease in the Allowance and Provision as credit quality begins to improve or losses are less than originally estimated. Actual loan losses are charged against and reduce the Allowance when management believes that the collection of principal will not occur or the loss has been confirmed. Unpaid interest attributable to prior years for loans that are placed on non-accrual status is also charged against and reduces the Allowance. Unpaid interest for the current year for loans that are placed on non-accrual status is charged against and reduces the interest income previously recognized. Subsequent recoveries of amounts previously charged to the Allowance, if any, are credited to and increase the Allowance.

The first quarter 2009 Provision was $62.7 million, an increase of $5.5 million from $57.2 million in first quarter 2008. The increase was primarily due to deteriorating credit quality, particularly with respect to construction and development loans. Non-performing loans were $402.1 million at March 31, 2009 compared to $114.1 million at March 31, 2008. Non-performing loans is the sum of non-accrual loans, loans that are ninety days past due but are still accruing interest and loans of troubled borrowers that have been restructured. The increase was driven by continued weakening of real estate conditions in the Company’s markets. Delinquencies, loans that are thirty to eighty-nine days past due, have decreased by four percent since first quarter 2008. Net charge-offs were $33.6 million or 365 basis points of average loans in first quarter 2009, compared to $13.6 million or 140 basis points of average loans in first quarter 2008.

The level of net charge-offs, non-performing loans and delinquent loans is largely due to the rapid deterioration in real estate markets that has occurred across the country. In the Midwest, where the Company has its footprint, the result has been declines in real estate sales activity that negatively affects the liquidity and capital resources of borrowers, which in turn negatively affects the borrower’s ability to make principal and interest payments when due. The decline in sales activity also leads to eroding property values, which serve as collateral for the repayment of loans. These circumstances are particularly evident for developers of residential real estate properties, where the Company has a large concentration in loans outstanding of $577 million. Developers use loan proceeds to fund the acquisition of land, development of the raw land, and construction of homes. The vacant land component of this concentration was $216 million. These projects are heavily dependent upon the successful sale of units completed early in the project’s life to fund units scheduled later in the project and then have the sales proceeds from those later units repay the loans. These market conditions are expected to persist at least well into 2009.

Non-Interest Income

Total non-interest income is comprised primarily of fee-based revenues from Investment Management and Trust and bank-related service charges on deposits. Income from bankcard fee income, Bank and Company owned life insurance (COLI), brokerage commission, mortgage banking income and security gains are also included in this category.

Overview—For first quarter 2009, non-interest income totaled $21.4 million, an increase of $3.5 million or 20% from $17.9 million in first quarter 2008. The increase was primarily attributable to the $6.9 million in net security gains in first quarter 2009, compared to $1.0 million in first quarter 2008, and $858,000 in derivative mark-to-market losses in first quarter 2008 compared to a gain of $34,000 in first quarter 2009. These were partly offset by a $1.3 million decline in investment management and trust income, a $957,000 decrease in service charges on deposits and a $557,000 decline in brokerage commission income in first quarter 2009 compared to the same period in 2008.

Investment management and trust income—Investment Management and Trust (IMT) income includes trust services, investment management, estate administration, financial planning and employee benefit plan recordkeeping and administration. IMT income totaled $3.0 million in first quarter 2009, a decrease of $1.3 million or 30% from $4.3 million in first quarter 2008. The decrease was primarily attributable to lower market values of the underlying managed and administered portfolios. At March 31, 2009, total assets under administration were $1.9 billion compared to $2.7 billion in 2008.

Service charges on deposits—Service charges on deposits, the Company’s largest source of non-interest income, totaled $6.4 million in first quarter 2009, a $957,000 or 13% decrease from $7.3 million in first quarter 2008. Service charges on consumer deposit accounts have declined as consumers have curtailed spending.

Mortgage banking income—Mortgage banking income includes fees generated from the underwriting and origination of mortgage loans along with gains and fees realized from the sale of these loans, net of origination costs. For first quarter 2009, mortgage banking income was $409,000, an increase of $64,000 from $345,000 in first quarter 2008. Total closings increased $39 million to $113 million in first quarter 2009 compared to $74 million in 2008 in part due to lower interest rates resulting in higher refinance activity.

COLI income—COLI income totaled $1.0 million in first quarter 2009, a $220,000 or 18% decrease from $1.2 million in first quarter 2008, due to lower yields on underlying investments and lower balances. AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. During the first quarter of 2009, a partial redemption of COLI policies of $10 million was completed, reflecting lower employee program obligations and to provide additional liquidity at the parent. As of March 31, 2009, the cash surrender value (CSV) of COLI was $136 million.

Security gains—Net security gains of $6.9 million were realized in the first quarter compared to $1.0 million in the prior year period due to the sale of $384 million in bonds. Security gains allowed the Company to improve liquidity, optimize capital usage and capture gains jeopardized by the risk of prepayment during the quarter.

Other non-interest income—For first quarter 2009, other non-interest income, which includes brokerage commission income, bankcard fee income and other, totaled $3.7 million, flat with the first quarter 2008. A decline in brokerage commission was offset by an increase in other non-interest income due to the $858,000 derivative mark-to-market losses in first quarter 2008.

Operating Expenses

Overview—In first quarter 2009, total operating expense was $39.4 million, a decline of $5.5 million from $44.9 million in first quarter 2008. Declines of $3.6 million in personnel costs, $3.0 million in provision for unfunded commitment losses and $505,000 in professional fees were partly offset by increases of $2.0 million in insurance expense and $657,000 in loan processing and collection expense.

The efficiency ratio was 89.9% in first quarter 2009, compared to 82.3% in first quarter 2008. The efficiency ratio is calculated by dividing total operating expenses by revenues. Revenues are the sum of net interest income and non-interest income.

Personnel expense—Personnel expense includes compensation expense and employee benefits and is the largest component of operating expenses, totaling a combined $20.8 million in first quarter 2009, compared to $24.4 million in first quarter 2008, a decline of $3.6 million or 15%.

The majority of the $3.6 million decline relates to the savings related to the Company’s cost efficiencies initiative and reductions in staff. Staffing levels are nearly 11% below levels of one year ago. First quarter 2008 included $758,000 in costs associated with the Executive Retirement and $462,000 of severance related to staff eliminations connected to the Company’s cost efficiencies initiative.

Facilities expense—Facilities expense, which includes net occupancy expense and equipment expense, was a combined $6.5 million in first quarter 2009, a $375,000 or 5% decrease compared to first quarter 2008. The decrease was primarily due to lower equipment and software depreciation, lower building and equipment service contracts and maintenance, and fewer desktop PC expenditures.

Professional fees—Professional fees include legal, consulting, auditing and external portfolio management fees and totaled $1.9 million in first quarter 2009, a decrease of $505,000 or 21% from first quarter 2008. The decrease reflects lower legal and consulting fees which included costs associated with the Executive Retirement in first quarter 2008. External portfolio management fees have also declined as the size of the investment portfolio declines.

Loan related costs—Loan related costs include loan processing and collection expense and provision for unfunded commitment losses and totaled a combined $2.4 million in the first quarter of 2009, and $4.7 million in the prior year, a decrease of $2.3 million. This was due to increased loss estimates on letter of credit commitments on defaulted construction and development loans in first quarter 2008, a deline in the first quarter 2009 of $3.0 million compared to the prior year period, offset by increased collection costs on higher non-performing loan balances in first quarter 2009.

Other operating expenses—Other operating expenses includes data processing expense, communication expense, insurance expense and other costs, and were a combined $7.9 million in first quarter 2009. This was a $1.3 million increase from $6.6 million in first quarter 2008. A $2.0 million increase in first quarter 2009 insurance costs offset decreases in communication expense and other costs. The Company has experienced increased FDIC insurance premiums since the first quarter of 2008, as insurance rates have increased and coverage has broadened. Additionally, available credits that partly offset first quarter 2008’s premiums have been exhausted. The FDIC recently proposed a special assessment for all financial institutions whose deposits are federally-insured, that if such assessment is finalized and imposed in 2009, the amount could be material.

Income Taxes

Income tax benefit totaled $27.9 million in first quarter 2009, compared to $20.1 million in first quarter 2008. The increase was mainly due to higher losses before taxes. The first quarter 2009 income tax benefit also included a reversal of Wisconsin net operating loss carryforward valuation allowance due to the adoption of combined reporting in Wisconsin.

The effective tax rate was 47.9% in first quarter 2009 compared to 42.2% in 2008. Items that are exempt from taxes, such as municipal bond income and increases in CSV of COLI, along with the valuation allowance reversal, while generally resulting in an effective tax rate that is lower than the statutory tax rate, have the opposite effect in a period where there is a loss before income taxes. This is the primary reason that the effective tax rates are higher than the statutory tax rate.

EARNINGS REVIEW BY BUSINESS SEGMENT

AMCORE’s internal reporting and planning process focuses on three primary lines of business (Segment(s)): Commercial Banking, Consumer Banking and Investment Management and Trust. Note 13 of the Notes to Consolidated Financial Statements presents a condensed Statement of Operations and total assets for each Segment. The Company previously reported mortgage banking as a separate segment, however, due to the previously discussed corporate restructuring, the mortgage business is now part of the consumer banking group.

The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray each Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an allocation of shared support function expenses. The Commercial and Consumer Segments also include funds transfer adjustments to appropriately reflect the cost of funds on loans made and funding credits on deposits generated. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements.

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

Total Segment results differ from consolidated results primarily due to inter-segment eliminations, certain corporate administration costs, items not otherwise allocated in the management accounting process and treasury and investment activities such as the offset to the funds transfer adjustments made to the Segments, interest income on the securities investment portfolio, gains and losses on the sale of securities, COLI, CRA related fund income and derivative gains and losses. The impact of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and is included in the “Other” column of Note 13 of the Notes to Consolidated Financial Statements.

Commercial Banking

The Commercial Banking Segment (Commercial) provides commercial banking services to middle market and small business customers through the Bank’s branch locations. The services provided by Commercial include lending, business checking and deposits, treasury management and other traditional as well as electronic services.

Overview—Commercial net loss for first quarter 2009 was $32.4 million, compared to $25.6 million in first quarter 2008. Commercial total assets were $2.8 billion at March 31, 2009 and represented 52% of total consolidated assets. This compares to $3.1 billion and 59% at March 31, 2008.

The Commercial decline in earnings of $6.8 million from first quarter 2008 was due to a $7.7 million decrease in net interest income and a $6.5 million increase in Provision that were partially offset by a $4.3 million decrease in income taxes and $3.1 million decline in non-interest expense.

The decrease in net interest income was driven by increased levels of non-accrual loans and declining yields, as discussed above. The increase in Provision was primarily due to deterioration of credit quality and increased volumes of non-performing loans, particularly construction and development loans, which were affected by declining real estate sales activity, softening collateral values and large concentrations. The decline in non-interest expense was due to lower personnel costs and lower estimated losses on letter of credit commitments on defaulted construction and development loans. Income tax benefits increased due to higher losses before tax.

Consumer Banking

The Consumer Banking Segment (Consumer) provides banking services to individual customers through the Bank’s branch locations. The services provided by Consumer include direct and indirect lending, checking, savings, money market and certificate of deposit (CD) accounts, safe deposit rental, ATMs, and other traditional and electronic services and a variety of mortgage lending products to meet its customers’ needs. It sells most of the mortgage loans it originates to a third-party mortgage services company, which provides private-label loan processing and servicing support on both sold and retained loans.

Overview—Consumer net income for the first quarter 2009 was $2.1 million compared to $2.2 million in first quarter 2008. Consumer total assets were $988 million at March 31, 2009 and represented 19% of total consolidated assets. This compares to $1.0 billion and 19% at March 31, 2008.

Consumer net income for the first quarter of 2009 declined $103,000 from first quarter 2008 net income of $2.2 million. The decrease was primarily due to a decline of $1.1 million in non-interest income and higher non-interest expense of $176,000. The decreases were offset by a lower loan loss provision of $1.0 million, increase in net interest income of $134,000 and lower income taxes of $68,000.

The decrease in non-interest income was mainly due to lower service charges on deposits, mortgage revenues and brokerage commission referral income. The increase in operating expenses was due to higher rental expense associated with new branches that were opened after the first quarter of 2008. Income taxes decreased due to lower income before taxes.

Investment Management and Trust

The Investment Management and Trust Segment (IMT) provides wealth management services, which includes trust services, investment management, estate administration, financial planning, employee benefit plan recordkeeping and administration and brokerage services.

Overview—IMT net loss for first quarter 2009 was $252,000, compared to net income of $555,000 in first quarter 2008, a decline of $807,000. IMT total assets were $2.5 million at March 31, 2009 and represented less than 1% of total consolidated assets compared to $11.8 million at March 31, 2008. The decline in assets is attributable to the December 31, 2008 merger of IMT into the Bank.

The decline of $807,000 was due to lower non-interest income that was partly offset by decreases in non-interest expense and income taxes. The decline in non-interest income was the result of declining administered asset values. Income taxes decreased due to lower income before taxes.

BALANCE SHEET REVIEW

Total assets were $5.3 billion at March 31, 2009 and $5.1 billion at December 31, 2008, reflecting an increase of $239 million. Total liabilities increased $258 million over the same period while stockholders’ equity decreased $20 million. The following discusses changes in the major components of the Consolidated Balance Sheet since December 31, 2008.

Cash and Cash Equivalents

Cash and cash equivalents decreased $54 million from December 31, 2008 to March 31, 2009, as cash used in operating activities of $5.7 million and cash used in investing activities of $311.1 million, were mostly offset by a decrease in cash provided by financing activities of $262.7 million.

Securities Available for Sale

Total securities available for sale as of March 31, 2009 were $958 million, an increase of $100 million or 12% from December 31, 2008. At March 31, 2009, the total securities available for sale portfolio comprised 19% of total earning assets, including COLI. Among the factors affecting the decision to purchase or sell securities are the current assessment of economic and financial conditions, including the interest rate environment, regulatory capital levels, the liquidity needs of the Company, and its pledging obligations. Security levels increased despite the previously discussed sale of $384 million in bonds due to the Company’s efforts to build liquidity. The additional securities purchased were principally short term liquid investments.

As of March 31, 2009, mortgage-backed (MBS), collateralized mortgage obligations (CMO), and other asset-backed (ABS) securities totaled $577 million and represented 60% of total available for sale securities. The distribution included $248 million of MBS and $278 million of CMOs issued by U.S. Government sponsored enterprises (GSEs) and U.S. Government Agencies, and $26 million of CMOs and $25 million of ABS that were privately issued.

The $958 million of total securities available for sale includes gross unrealized gains of $18 million and gross unrealized losses of $13 million. Unrealized gains and unrealized losses is the difference between a security’s fair value and carrying value. The fair value of a security is generally influenced by two factors, market risk and credit risk. Market risk is the exposure of the security to changes in interest rate. There is an inverse relationship to changes in the fair value of the security with changes in interest rates, meaning that when rates increase the value of the security will decrease. Conversely, when rates decline the value of the security will increase. Credit risk arises from the extension of credit to a counter-party, for example a purchase of corporate debt in security form, and the possibility that the counter-party may not meet its contractual obligations. The Company’s policy is to invest in securities with low credit risk, such as U.S. Treasuries, U.S. government agencies (such as the Government National Mortgage Association or “GNMA”), GSEs (such as the Federal Home Loan Mortgage Corporation or FHLMC and the Federal National Mortgage Association or FNMA), state and political obligations, and highly-rated private issue mortgage and asset-backed securities. Unlike agency debt, GSE debt is not secured by the full faith and credit of the United States.

The combined effect of the Company’s gross unrealized gains and gross unrealized losses, net of tax, is included as other comprehensive income (OCI) in stockholders’ equity, as none of the securities with gross unrealized losses are considered other than temporarily impaired. Of the $13 million of gross unrealized losses, nearly all relate to securities that have had a fair value less than book value for over twelve months. Included in the $13 million of unrealized losses is $4.2 million related to five private issue mortgage related collateral mortgage obligations and $8.4 million related to eight private issue asset backed obligations. The Company believes these bonds have sufficient credit enhancement and expects recovery of the entire cost basis of the securities. As of March 31, 2009, the Company does not intend to sell the securities and does not believe it will be required to sell the securities before their anticipated recovery.

For comparative purposes, at December 31, 2008, gross unrealized gains of $13 million and gross unrealized losses of $26 million were included in the securities available for sale portfolio. For further analysis of the securities available for sale portfolio, see Note 2 of the Notes to Consolidated Financial Statements.

Trading Securities

Debt and equity securities held for resale are classified as trading securities and reported at fair value. Realized gains or losses are reported in non-interest income. There were no trading securities at March 31, 2009.

Loans Held for Sale

At March 31, 2009, mortgage origination fundings awaiting sale were $10 million, compared to $7 million at December 31, 2008. All loans held for sale are recorded at the lower of cost or market value. The majority of all mortgage loans are sold for a fee net of origination costs.

Loans

Loans represent the largest component of AMCORE’s earning asset base. At March 31, 2009, total loans were $3.6 billion, a decrease of $195 million from December 31, 2008, and represented 70% of total earning assets including COLI. The reduction in average loans is attributable to efforts to reduce the Company’s portfolio exposure to non-strategic, non-relationship based accounts. See Note 3 of the Notes to Consolidated Financial Statements.

Total commercial real estate loans, including real estate construction loans, decreased $104 million or 5%. Residential real estate loans decreased $10 million or 2%. Commercial, financial and agricultural loans decreased $62 million or 8%. Installment and consumer loans decreased $19 million or 5%.

Deposits

Total deposits at March 31, 2009 were $4.4 billion, an increase of $451 million or 11% when compared to December 31, 2008. The increase was due to a $365 million increase in bank-issued deposits and $86 million increase in wholesale deposits. The increase in bank-issued deposits reflects the Company’s efforts to build additional liquidity. Bank-issued deposits represent 73% of total deposits at March 31, 2009 and 72% at December 31, 2008.

Borrowings

Borrowings totaled $628 million at March 31, 2009 and were comprised of $278 million of short-term borrowings and $350 million of long-term borrowings. Comparable amounts at the end of 2008 were $436 million and $380 million, respectively, for combined borrowings of $815 million. Since December 31, 2008, total borrowings have decreased by $188 million, comprised of a $158 million decrease in short-term borrowings and a $30 million decrease in long-term borrowings. The net decrease in borrowings included $75 million in Federal Home Loan Bank (FHLB) advances, the payoff of $50 million of Federal Reserve Term Auction Facility borrowings, and a decrease of $66 million in repurchase agreements offset by an increase of $3 million in U.S. Treasury tax and loan note accounts. See Notes 4 and 5 of the Notes to Consolidated Financial Statements.

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

The Company has $20 million outstanding from a $20 million senior debt facility agreement that was scheduled to mature July 31, 2009. During first quarter 2009, an amendment to this debt facility was signed lengthening the maturity to April 15, 2010 and changing the interest margin to above LIBOR.

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

Mortgage loan sales—The Company sells the majority of the mortgage loans that it originates, including the rights to service the loans sold, to a national mortgage services company in a private-label loan processing and servicing support arrangement. At both March 31, 2009 and December 31, 2008, the unpaid principal balance of mortgage loans serviced for others was $16 million. These loans are not recorded on the Company’s Consolidated Balance Sheets. As of March 31, 2009 and December 31, 2008, the Company had recorded $121,000 and $124,000, respectively, of OMSRs. There were no impairment valuation allowances for either period.

Derivatives—The Company periodically uses derivative contracts to help manage its exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives used most often are interest rate swaps, and on occasion caps, collars and floors (collectively the “Interest Rate Derivatives”), mortgage loan commitments and forward contracts. As of March 31, 2009 and December 31, 2008, there were no caps, collars or floors outstanding. Interest Rate Derivatives are contracts with a third-party (the “Counter-party”) to exchange interest payment streams based upon an assumed principal amount (the “Notional Principal Amount”). The Notional Principal Amount is not advanced to/from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams and is not recorded on the Consolidated Balance Sheets. AMCORE does not have any derivatives that are held or issued for trading purposes but it does have some derivatives that do not qualify for hedge accounting. AMCORE monitors credit risk exposure to the Counter-parties. All Counter-parties, or their parent company, have investment grade credit ratings and are expected to meet any outstanding interest payment obligations.

The total notional amount of Interest Rate Derivatives outstanding was $75 million and $43 million as of March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009, Interest Rate Derivatives had a net negative carrying and fair value of $1.4 million, compared to a net negative carrying and fair value of $1.0 million at December 31, 2008. The total notional amount of forward contracts outstanding for mortgage loans to be sold was $72 million and $61 million as of March 31, 2009 and

December 31, 2008, respectively. As of March 31, 2009 and December 31, 2008, the forward contracts had a net negative carrying and fair value of $533,000 and $643,000, respectively. For further discussion of derivatives, see Note 6 of the Notes to Consolidated Financial Statements.

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

At March 31, 2009 and December 31, 2008, liabilities in the amount of $53,000 and $83,000, respectively, representing the value of the guarantee obligations associated with certain of the letters of credit, had been recorded in accordance with FIN No. 45. These amounts are expected to be amortized into income over the lives of the commitments. The contractual amount of all letters of credit, including those exempted from the scope of FIN No. 45, was $67 million and $74 million at March 31, 2009 and the end of 2008, respectively. See Note 10 of the Notes to Consolidated Financial Statements.

The carrying value of mortgage loan commitments recorded as an asset totaled $458,000 and $423,000 at March 31, 2009 and December 31, 2008, respectively. These amounts represent the fair value of those commitments marked-to-market in accordance with SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities” and in accordance with SAB No. 105. The total notional amount of mortgage loan commitments was $65 million at March 31, 2009 and $55 million at December 31, 2008.

At March 31, 2009 and December 31, 2008, the Company had extended $554 million and $596 million, respectively, in loan commitments other than the mortgage loan commitments and letters of credit described above. This amount represented the notional amount of the commitment. A contingent liability of $6.1 million and $5.8 million has been recorded for the Company’s estimate of probable losses on unfunded commitments and letters of credit outstanding at March 31, 2009 and December 31, 2008, respectively.

Equity investments—The Company has a number of non-marketable equity investments that have not been consolidated in its financial statements but rather are recorded in accordance with either the cost or equity method of accounting depending on the percentage of ownership. At both March 31, 2009 and December 31, 2008, these investments included $5 million in CRA related investments. Not included in the carrying amount were commitments to fund an additional $1.4 million, at some future date. The Company also has recorded investments of $5 million, $20 million, respectively, in stock of the Federal Reserve Bank and the FHLB at both March 31, 2009 and December 31, 2008; and $10,000 and $13,000 of preferred stock of Federal Agricultural Mortgage Corporation at March 31, 2009 and December 31, 2008, respectively. These investments are recorded at amortized historical cost or fair value, as applicable, with income recorded when dividends are declared.

Other investments, comprised of various affordable housing tax credit projects (AHTCP) and other CRA related investments, totaled approximately $625,000 at both March 31, 2009 and December 31, 2008. Losses are limited to the remaining investment and there are no additional funding commitments on the AHTCPs by the Company. Those investments without guaranteed yields were reported on the equity method, while those with guaranteed yields were reported using the effective yield method. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus additional commitments, if any, and the potential for the recapture of tax credits on AHTCP should it fail to qualify for the entire period required by tax regulations.

Other investments—The Company also holds $2 million in a common security investment in AMCORE Capital Trust II (the “Capital Trust”), to which the Company has $52 million in long-term debt outstanding. The Capital Trust, in addition to the $2 million in common securities issued to the Company, has $50 million in Trust Preferred securities outstanding. The $50 million in Trust Preferred securities were issued to non-affiliated investors during 2008 and are redeemable beginning in 2012. In its Consolidated Balance Sheets, the Company reflects its $2 million common security investment on the equity method and reports the entire $52 million as outstanding long-term debt. For regulatory purposes, however, the $50 million in Trust Preferred securities qualifies as Tier 1 capital for the Company.

Fiduciary and agency—The Company’s subsidiaries also hold assets in a fiduciary or agency capacity that are not included in the Consolidated Financial Statements because they are not assets of the Company. Total assets administered by the Company were $1.9 billion at March 31, 2009 and $2.0 billion December 31, 2008.

Contractual Obligations

In the ordinary course of its business, the Company enters into certain contractual arrangements. These obligations include issuance of debt to fund operations, property leases and derivative transactions. With the predominant portion of its business being banking, the Company routinely enters into and exits various funding relationships including the issuance and extinguishment of long-term debt. See the discussion of Borrowings above, and Note 5 of the Notes to Consolidated Financial Statements. During the first quarter 2009, the Company terminated two swap arrangements, which reduced the remaining obligation to $1.8 million. Apart from this change, there were no other material changes in the Company’s contractual obligations since the end of 2008. Amounts as of December 31, 2008 are listed in the following table:

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

ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

AMCORE’s credit risk is centered in its loan portfolio, which totaled $3.6 billion, or 70% of earning assets, including COLI on March 31, 2009. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as to reduce the risk of a loss resulting from a customer’s failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration and borrower concentration.

The Company is also exposed to carrier credit risk with respect to its $136 million investment in COLI. AMCORE has managed this risk by utilizing “separate accounts” in which its credit exposure is to a specific investment portfolio rather than the carrier. The underlying investment portfolios (which are managed by parties other than AMCORE) consist of investment grade securities and the investment guidelines typically have a requirement to sell if the securities are downgraded. Separate accounts constitute the majority of AMCORE’s COLI portfolio. In terms of COLI accounts where AMCORE is directly exposed to carrier risk, this risk has been managed by diversifying its holdings among multiple carriers and by periodic internal credit reviews. All carriers have investment grade ratings from the major rating agencies.

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

The determination by management of the appropriate level of the Allowance amounted to $165.6 million at March 31, 2009, compared to $136.4 million at December 31, 2008, an increase of $29.2 million or 21%. The increase was due to higher specific loss estimates on individually reviewed impaired loans. The increase in the Allowance was taken in light of sustained increases in non-performing loans, reflecting the rapid deterioration in real estate sales activity in the Midwest that affects the liquidity and capital resources of borrowers and the borrower’s ability to make principal and interest payment when due. The decline in sales activity has also lead to eroding property values, which serve as collateral for the repayment of loans.

At March 31, 2009, the Allowance as a percent of total loans and of non-performing loans was 4.61% and 41%, respectively. These compare to the same ratios at December 31, 2008 of 3.60% and 44%. Net charge-offs were $33.6 million in the first quarter of 2009, an increase of $19.9 million from $13.6 million in the first quarter of 2008. Annualized, this was 3.65% and 1.40% of average loans, respectively. Increases included commercial real estate net charge-offs of $16.7 million, commercial and industrial net charge-offs of $5.0 million and consumer/installment net charge-offs of $1.3 million. These were partially offset by a $3.0 million decline in residential real estate net charge-offs.

Non-performing Assets—Non-performing assets consist of non-accrual loans, loans ninety days past due and still accruing interest, loans of troubled borrowers that have been restructured, foreclosed real estate and other repossessed assets. Non-performing assets totaled $417 million as of March 31, 2009, an increase of $87 million or 26% from $330 million at December 31, 2008. The increase since December 31, 2008 consisted of an $89 million increase in non-performing loans driven by a continued weakening of real estate conditions in the Company’s markets. These market conditions are expected to persist well into 2009. Foreclosed assets decreased by $1.9 million due to the liquidation of a real estate property at approximately the Company’s carrying cost. Total non-performing assets represented 7.88% and 6.53% of total assets at March 31, 2009 and December 31, 2008, respectively.

In addition to the amount of non-accruing and delinquent loans, management is aware that other possible credit problems of borrowers may exist. These include loans that are migrating from grades with lower risk of loss probabilities into grades with higher risk of loss probabilities, as performance and potential repayment issues surface. The Company monitors these loans and adjusts its historical loss rates in its Allowance evaluation accordingly. The most severe of these are credits that are classified as substandard assets due to either less than satisfactory performance history, lack of borrower’s sound worth or paying capacity, or inadequate collateral. As of March 31, 2009 and December 31, 2008, there were $19 million and $11 million, respectively, in this risk category that were 60 to 89 days delinquent and $42 million and $20 million, respectively, that were 30 to 59 days past due. At March 31, 2009, 83% of these loans were current or less than 30 days past due, compared to 90% at December 31, 2008.

Concentration of Credit Risks—As previously discussed, AMCORE strives to maintain a diverse loan portfolio in an effort to minimize the effect of credit risk. Summarized below are the characteristics of classifications that exceed 10% of total loans.

Commercial, financial, and agricultural loans were $710 million at March 31, 2009, and comprised 20% of gross loans, of which 8.06% were classified as non-performing, compared to $772 million at December 31, 2008 which comprised 20% of gross loans of which 6.57% were non-performing. Annualized net charge-offs of commercial loans in the first quarter of 2009 and 2008 were 2.80% and 0.05%, respectively, of the average balance of the category.

Commercial real estate and construction loans were $2.1 billion at March 31, 2009, comprising 58% of gross loans, of which 15.97% were classified as non-performing, compared to $2.2 billion at December 31, 2008 which comprised 58% of gross loans of which 11.53% were classified as non-performing. Annualized net charge-offs of construction and commercial real estate loans during the first quarter of 2009 and 2008 were 4.87% and 1.63%, respectively, of the average balance of the category.

The above commercial loan categories included $577 million in construction and development loans and $578 million of loans to non-residential building operators, which were both 16% of total loans. There were no other loan concentrations within these categories that exceeded 10% of total loans.

Residential real estate loans, which include home equity and permanent residential financing, totaled $428 million at March 31, 2009, and represented 12% of gross loans, of which 1.46% were non-performing, compared to $438 million at December 31, 2008 representing 12% of gross loans, of which 1.75% were non-performing. Annualized net charge-offs of residential real estate during the first quarter of 2009 and 2008 were 0.09% and 2.67%, respectively, of the average balance in this category.

Installment and consumer loans were $358 million at March 31, 2009, and comprised 10% of gross loans, of which 1.17% were non-performing, compared to $377 million at December 31, 2008, representing 10% of gross loans, of which 0.31% were non-performing. Annualized net charge-offs of consumer loans during the first quarter of 2009 and 2008 were 2.38% and 1.09%, respectively, of the average balance of the category. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $302 million at March 31, 2009. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of consumer credit.

Contained within the concentrations described above, the Company has $1.3 billion of interest only loans, of which $720 million are included in the construction and commercial real estate loan category, $391 million are included in the commercial, financial, and agricultural loan category, and $178 million are in home equity loans and lines of credit. The Company does not have any negative amortization loans, and does not have material concentrations in relation to its total portfolio of high loan-to-value loans, option adjustable-rate mortgage loans or loans that initially have below market rates that significantly increase after the initial period.

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

During first quarter 2009, wholesale funding, which includes borrowings and brokered deposits, decreased $102 million. Wholesale funding represented 34% of total assets at March 31, 2009, compared to 37% as of the end of 2008. The Company’s liquidity was considered adequate to meet its short-term and long-term needs as of March 31, 2009.

Investment securities portfolio—Scheduled maturities of the Company’s investment securities portfolio and the prepayment of mortgage and asset backed securities represent a significant source of liquidity. Approximately $272 million, or 28%, of the securities portfolio will contractually mature during the remainder of 2009. This does not include mortgage and asset backed securities since their payment streams may differ from contractual maturities because borrowers may have the right to prepay obligations, typically without penalty. For example, scheduled maturities for 2008, excluding mortgage and asset backed securities, were $26 million, whereas actual proceeds from the portfolio, which included scheduled payments and prepayments of mortgage and asset backed securities, were $304 million.

At March 31, 2009, securities available for sale were $958 million or 18% of total assets compared to $858 million or 17% at December 31, 2008.

Loans—Funding of loans is the most significant liquidity need, representing 68% of total assets as of March 31, 2009. Since December 31, 2008, loans decreased $195 million. Loans held for sale, which represents mortgage origination funding awaiting sale, increased $3 million. The scheduled repayments and maturities of loans represent a substantial source of liquidity.

Bank-issued deposits—Bank-issued deposits are the most cost-effective and reliable source of liquidity for the Company. Since December 31, 2008, bank-issued deposits increased $365 million. The increase in bank-issued deposits reflects the Company’s efforts to increase its liquidity position.

Branch expansion—As noted above, the Company is nearing completion of its Branch expansion activities with one remaining branch to be opened during fourth quarter 2009.

Parent company—In addition to the overall liquidity needs of the Company, the parent company requires adequate liquidity to pay its expenses, repay debt when due and pay stockholder dividends. Liquidity is primarily provided to the parent company through the Bank in the form of dividends. The Bank is limited by regulation in the amount of dividends that it can pay, without prior regulatory approval. For the foreseeable future, Bank retained earnings are not expected to be paid as dividends absent prior regulatory approval, which is unlikely.

Other sources of liquidity—As of March 31, 2009, other sources of potentially available liquidity included borrowings from the Federal Reserve Bank. Unfunded Fed Funds lines also provide a source of overnight liquidity, although their availability has been limited in the current credit environment. The Bank’s indirect auto portfolio, which at March 31, 2009 was $302 million, is a potential source of liquidity through future loan sales or securitizations. The sale of preferred stock to the United States Treasury and temporary expansion of FDIC insured deposit levels pursuant to the CPP is also a potential source of liquidity that is being evaluated. These potential sources are not committed lines, in that the availability and terms (including advance rates on collateral) can vary. The recent trends have been for lower advance or lending rates on assets.

Other uses of liquidity—At March 31, 2009, other potential uses of liquidity totaled $437 million and included $305 million in commitments to extend credit, $65 million in residential mortgage commitments primarily held for sale, and $67 million in letters of credit. At December 31, 2008, these amounts totaled $731 million.

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

The Company’s $20 million credit facility is due April 15, 2010.

Capital Management

Total stockholders’ equity at March 31, 2009 was $242 million, a decrease of $20 million from December 31, 2008. The decrease in stockholders’ equity was primarily due to a $30 million decrease in retained earnings offset by a $10 million increase in accumulated other comprehensive income. No dividends were paid in first quarter 2009, compared to $4.1 million in first quarter 2008. In addition to the cash dividends, the Company paid stock dividends in June and September 2008 equivalent to $0.135 per share each. Beginning equity account balances were restated for the effects of the stock dividends and all share amounts were restated for all periods presented. The book value per share decreased $0.89 per share to $10.66 at March 31, 2009, down from $11.55 at December 31, 2008.

The Company occasionally repurchase shares in open market and private transactions in accordance with Exchange Act Rule 10b-18. These repurchases are used in part to replenish the Company’s treasury stock for reissuances related to stock options and other employee benefit plans. Included in the repurchased shares are direct repurchases from participants related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. During the first quarter of 2008, the Company purchased 12,503 shares in open-market and private transactions at an average price of $28.42 per share. There were no purchases in the first quarter of 2009.

AMCORE has outstanding $52 million of capital securities through the Capital Trust. Of the $52 million, $50 million qualifies as Tier 1 capital for the Company’s regulatory capital purposes, which is the $52 million reduced by the $2 million of common equity securities owned by the Company. During 2006, the Company issued fixed/floating rate junior subordinated debentures in the amount of $50 million. The debt qualifies as Tier 2 Capital for Bank and Company regulatory capital purposes. The Bank has the capacity to issue, under regulatory guidelines, additional subordinated debt that would qualify as Tier 2 Capital. However, the capital markets for these issuances have been limited in the current credit environment.

As the following table indicates, as of March 31,2009, AMCORE is adequately capitalized. There are five levels of capital defined by the regulations: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. AMCORE, like many financial institutions, has historically maintained capital at or above the well-capitalized minimum. Also, like many financial institutions during the past year, AMCORE has experienced steady declines in its capital levels as credit losses have risen. As noted previously, the Company expects the credit crisis that is affecting the economy in general to persist during 2009, and will likely bring with it additional credit losses. As a result of being adequately capitalized, among other things, there will be increases in the Company’s borrowing costs and AMCORE will be unable to access the brokered CD markets absent a waiver from the FDIC. As noted previously under Key Initiatives, AMCORE is actively pursuing opportunities to raise additional capital and otherwise enhance its capital position through a variety of means. The Company is also discussing with its regulators, among other things, what an appropriate level of capital should be given the current credit environment and the Bank’s level of non-performing loans. It is possible that regulatory and/or enforcement actions may occur, including requirements to increase capital to a level greater than the level required to be considered “well-capitalized” under applicable regulations.

(Dollars in thousands)	March 31, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$328,012	8.69%	$408,205	10.04%
Total Adequately Capitalized Minimum	301,996	8.00%	325,333	8.00%

Amount in Excess of Regulatory Minimum	$26,016	0.69%	$82,872	2.04%

Tier 1 Capital (to Risk Weighted Assets)	$229,289	6.07%	$306,245	7.53%
Tier 1 Adequately Capitalized Minimum	150,998	4.00%	162,666	4.00%

Amount in Excess of Regulatory Minimum	$78,291	2.07%	$143,579	3.53%

Tier 1 Capital (to Average Assets)	$229,289	4.50%	$306,245	6.06%
Tier 1 Adequately Capitalized Minimum	203,928	4.00%	202,006	4.00%

Amount in Excess of Regulatory Minimum	$25,361	0.50%	$104,239	2.06%

Risk Weighted Assets	$3,774,951		$4,066,661

Average Assets	$5,098,211		$5,050,150

TABLE 1

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	Three Months Ended March 31,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$725,592	$8,109	4.47%	$874,672	$10,304	4.71%
Short-term investments	343,098	191	0.23%	5,472	55	4.04%
Loans held for sale	14,671	165	4.50%	8,565	140	6.54%
Loans:
Commercial	739,413	7,899	4.33%	774,482	13,054	6.78%
Commercial real estate	2,180,385	25,561	4.75%	2,346,154	38,823	6.66%
Residential real estate	441,809	5,503	5.02%	473,545	7,560	6.40%
Consumer	373,946	7,115	7.72%	335,272	6,611	7.93%

Total loans (1) (3)	$3,735,553	$46,078	5.00%	$3,929,453	$66,048	6.76%

Total interest-earning assets	$4,818,914	$54,543	4.58%	$4,818,162	$76,547	6.38%
Allowance for loan losses	(149,186)			(53,982)
Non-interest-earning assets	456,670			410,472

Total assets	$5,126,398			$5,174,652

Liabilities and Stockholders’ Equity:
Interest bearing deposits	$1,111,332	$1,461	0.53%	$1,824,232	$10,986	2.42%
Time deposits	1,397,213	11,792	3.42%	994,795	10,793	4.36%

Total bank issued interest-bearing deposits	$2,508,545	$13,253	2.14%	$2,819,027	$21,779	3.11%
Wholesale deposits	1,139,003	12,053	4.29%	593,083	7,403	5.02%
Short-term borrowings	351,232	2,182	2.52%	485,708	4,860	4.02%
Long-term borrowings	353,102	3,924	4.45%	367,492	5,075	5.55%

Total interest-bearing liabilities	$4,351,882	$31,412	2.92%	$4,265,310	$39,117	3.69%
Non-interest bearing deposits	481,486			479,571
Other liabilities	37,487			54,695
Realized Stockholders’ Equity	262,464			373,870
Other Comprehensive (Loss)/Gain	(6,921)			1,206

Total Liabilities & Stockholders’ Equity	$5,126,398			$5,174,652

Net Interest Income (FTE)		$23,131			$37,430

Net Interest Spread (FTE)			1.66%			2.69%

Interest Rate Margin (FTE)			1.94%			3.12%

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35%. FTE adjustments totaled $665,000 in 2009 and $746,000 in 2008.
(2)	The average balances of the securities are based on amortized historical cost.
(3)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $564,000 for 2009 and $652,000 for 2008.

TABLE 2

ANALYSIS OF QUARTER-TO-QUARTER CHANGES IN NET INTEREST INCOME

	Three Months Ended March 31, 2009/2008
	Increase/(Decrease) Due to Change in		Total Net
	Average Volume	Average Rate	Increase (Decrease)
	(in thousands)
Interest Income:
Investment securities	$(1,687)	$(508)	$(2,195)
Short-term investments	235	(99)	136
Loans held for sale	78	(53)	25

Loans:
Commercial	(575)	(4,580)	(5,155)
Commercial real estate	(2,630)	(10,632)	(13,262)
Residential real estate	(486)	(1,571)	(2,057)
Consumer	696	(192)	504

Total loans	(3,181)	(16,789)	(19,970)

Total Interest-Earning Assets	$12	$(22,016)	$(22,004)

Interest Expense:
Interest bearing deposits	$(3,180)	$(6,345)	$(9,525)
Time deposits	3,663	(2,664)	999

Total bank issued interest-bearing deposits	(2,233)	(6,293)	(8,526)
Wholesale deposits	5,858	(1,208)	4,650
Short-term borrowings	(1,140)	(1,538)	(2,678)
Long-term borrowings	(189)	(962)	(1,151)

Total Interest-Bearing Liabilities	$755	$(8,460)	$(7,705)

Net Interest Income (FTE)	$(743)	$(13,556)	$(14,299)

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

TABLE 3

ASSET QUALITY

The components of non-performing loans and foreclosed assets at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Impaired loans:
Non-accrual loans
Commercial	$47,555	$47,392
Real estate	308,653	240,827
Other non-performing:
Non-accrual loans (1)	36,302	15,957
Loans 90 days or more past due and still accruing	8,784	8,889
Troubled debt restructurings	811	—

Total non-performing loans	$402,105	$313,065

Foreclosed assets:
Real estate	14,996	16,899
Other	237	224

Total foreclosed assets	$15,233	$17,123

Total non-performing assets	$417,338	$330,188

(1)	These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

An analysis of the allowance for loan losses for the periods ended March 31, 2009 and 2008 is presented below:

	Three Months Ended March 31,
	2009	2008
	($ in thousands)
Balance at beginning of period	$136,412	$53,140
Charge-Offs:
Commercial, financial and agricultural	5,454	725
Real estate – Commercial	26,224	9,993
Real estate – Residential	94	3,185
Installment and consumer	2,789	1,625

	34,561	15,528
Recoveries:
Commercial, financial and agricultural	342	633
Real estate – Commercial	48	502
Real estate – Residential	—	37
Installment and consumer	593	719

	983	1,891
Net Charge-Offs	33,578	13,637
Provision charged to expense	62,743	57,229

Balance at end of period	$165,577	$96,732

Ratio of net-charge-offs during the period to average loans outstanding during the period (1)	3.65%	1.40%

(1)	On an annualized basis.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

While AMCORE manages other risks in its normal course of operations, such as credit and liquidity risk, it considers interest-rate risk to be its most significant market risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of AMCORE’s business activities and operations. In addition, as of March 31, 2009, since AMCORE does not hold a trading portfolio, it is not exposed to significant market risk from trading activities. During 2009, there were no material changes in AMCORE’s primary market risk exposures. Based upon current expectations, no material changes are anticipated in the future in the types of market risks facing AMCORE.

Like most financial institutions, AMCORE’s net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR, Prime and the Fed Funds rate) and balance sheet growth or contraction. AMCORE’s asset and liability committee (ALCO) seeks to manage interest rate risk under a variety of rate environments by structuring the Company’s balance sheet and off-balance sheet positions. The risk is monitored and managed within approved policy limits.

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

The following table summarizes the affect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 100 basis points and no change in the slope of the yield curve:

Change In Interest Rates	As of March 31, 2009	As of December 31, 2008
+100	+7.5%	+4.6%
-100	+4.0%	-8.3%

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

As a member of the VISA, Inc. organization (VISA), the Company has accrued a $338,000 liability for its proportionate share of various claims against VISA pursuant to SFAS No. 5, “Accounting for Contingencies” and FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.

ITEM 1A.	Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2008 10-K for the fiscal year ended December 31, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2009, the Board passed a resolution that the Company would not increase its debt, pay dividends, or repurchase treasury stock without prior approval from the Board, therefore, there were no repurchases of common stock during the first quarter of 2009. The Company, however, may periodically repurchase shares in open-market transactions in accordance with Exchange Act Rule 10b-18 through a limited group of brokers. These repurchases are used to replenish the Company’s treasury stock for re-issuances related to stock option exercises and other employee benefit plans.

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a)	The AMCORE Financial, Inc. 2009 Annual Meeting of Stockholders was held on May 5, 2009.

(c)	Matters voted upon at the Annual Meeting of Stockholders:

(1)	Proxies were solicited by AMCORE Financial, Inc. management for the purpose of electing three Class II directors. The following individuals were elected as directors:

	Name	Votes For	Votes Withheld	Term Expiration
II	John W. Gleeson	14,525,462	2,803,675	2012
II	William R. McManaman	14,356,527	2,972,610	2012
II	Jack D. Ward	13,764,836	3,564,301	2012

(2)	Proxies were solicited to approve an amendment to the Company’s Amended and Restated Articles of Incorporation (Articles), which would declassify the board of directors. The amendment was not approved via 15,094,177 votes for, 1,696,086 votes against and 538,874 votes abstaining. As set forth in the Articles, the proposal required the affirmative vote of 70% of the voting power of shares entitled to vote at the meeting, which totaled 15,877,622 shares as of the record date. Abstentions, broker non-votes and failures to vote had the same effect as a vote against the proposal.

ITEM 6.	Exhibits

2	Costs Associated with Exit or Disposal Activities (Incorporated by reference to AMCORE’s Form 8-K as filed with the Commission on April 27, 2009).

3	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

3.1	By-laws of AMCORE Financial, Inc., as amended February 11, 2004 (Incorporated by reference to Exhibit 3.2 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2003).

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCORE Financial, Inc.
Date: May 11, 2009

	By:	/s/ Judith Carré Sutfin
Judith Carré Sutfin
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

2	Costs Associated with Exit or Disposal Activities (Incorporated by reference to AMCORE’s Form 8-K as filed with the Commission on April 27, 2009).

3	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

3.1	By-laws of AMCORE Financial, Inc., as amended February 11, 2004. (Incorporated by reference to Exhibit 3.2 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2003).

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.