Form 10-Q
period 2009-06-30
AMCORE FINANCIAL INC
filed 2009-08-10
CIK 714756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 1, 2009, 22,869,000 shares of common stock were outstanding.

AMCORE Financial, Inc.

Form 10–Q Table of Contents

PART I. ITEM 1. FINANCIAL STATEMENTS

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

			June 30, 2009 (Unaudited)	December 31, 2008
			(in thousands, except share data)
ASSETS
Cash and cash equivalents			$86,722	$138,017
Interest earning deposits in banks and fed funds sold			230,538	1,665
Loans held for sale			11,428	6,749
Securities available for sale, at fair value			954,452	858,218
Gross loans			3,360,701	3,786,029
Allowance for loan losses			(161,650)	(136,412)

Net loans			$3,199,051	$3,649,617
Company owned life insurance			136,705	144,599
Premises and equipment, net			89,527	91,955
Foreclosed real estate, net			24,116	16,899
Deferred tax assets			96,933	69,490
Other assets			56,386	82,615

Total Assets			$4,885,858	$5,059,824

LIABILITIES
Deposits:
Non-interest bearing deposits			$597,317	$465,382
Interest bearing deposits			932,976	1,224,166
Time deposits			1,528,814	1,147,856

Total bank issued deposits			$3,059,107	$2,837,404
Wholesale deposits			1,161,710	1,081,634

Total deposits			$4,220,817	$3,919,038
Short-term borrowings			149,034	435,783
Long-term borrowings			229,625	379,667
Other liabilities			64,499	63,338

Total Liabilities			$4,663,975	$4,797,826

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued			$—	$—
Common stock, $0.22 par value; authorized 45,000,000 shares;

	June 30, 2009	December 31, 2008
Issued	30,219,502	30,078,990
Outstanding	22,868,967	22,682,317	6,715	6,684
Treasury stock	7,350,535	7,396,673	(171,116)	(172,293)
Additional paid-in capital			68,682	69,838
Retained earnings			324,562	365,684
Accumulated other comprehensive loss			(6,960)	(7,915)

Total Stockholders’ Equity			$221,883	$261,998

Total Liabilities and Stockholders’ Equity			$4,885,858	$5,059,824

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	( in thousands, except share data)
INTEREST INCOME
Interest and fees on loans	$43,140	$59,047	$89,078	$124,978
Interest on securities:
Taxable	5,277	8,583	11,886	17,089
Tax-exempt	547	1,240	1,522	2,409

Total Income on Securities	$5,824	$9,823	$13,408	$19,498

Interest on federal funds sold and other short-term investments	1	82	29	105
Interest and fees on loans held for sale	139	116	304	256
Interest on deposits in banks	321	20	484	52

Total Interest Income	$49,425	$69,088	$103,303	$144,889

INTEREST EXPENSE
Interest on deposits	$26,355	$24,493	$51,661	$53,675
Interest on short-term borrowings	1,088	3,814	3,270	8,674
Interest on long-term borrowings	3,318	4,755	7,242	9,830

Total Interest Expense	$30,761	$33,062	$62,173	$72,179

Net Interest Income	18,664	36,026	41,130	72,710
Provision for loan losses	17,000	40,000	79,743	97,229

Net Interest Income (Loss) After Provision for Loan Losses	$1,664	$(3,974)	$(38,613)	$(24,519)

NON-INTEREST INCOME
Investment management and trust income	$3,544	$4,394	$6,548	$8,701
Service charges on deposits	7,003	8,680	13,380	16,014
Company owned life insurance income	1,081	1,106	2,097	2,342
Brokerage commission income	770	1,258	1,526	2,571
Bankcard fee income	2,116	2,286	4,115	4,291
Net security gains	12,867	—	19,778	1,010
Other	1,153	1,809	2,481	2,503

Total Non-Interest Income	$28,534	$19,533	$49,925	$37,432
OPERATING EXPENSES
Compensation expense	$15,723	$17,497	$32,256	$37,018
Employee benefits	3,383	4,542	7,656	9,395
Net occupancy expense	3,686	3,955	7,865	8,193
Equipment expense	2,363	2,514	4,651	5,118
Data processing expense	617	763	1,408	1,514
Professional fees	1,521	1,955	3,399	4,502
Insurance expense	7,853	1,523	10,264	1,979
Communication expense	1,056	1,301	2,206	2,560
Loan processing and collection expense	2,998	2,168	5,052	3,565
Provision for unfunded commitment losses	81	(193)	379	3,104
Goodwill impairment	—	6,148	—	6,148
Other	9,259	6,144	12,845	10,120

Total Operating Expenses	$48,540	$48,317	$87,981	$93,216

Loss before income taxes	$(18,342)	$(32,758)	$(76,669)	$(80,303)
Income tax benefit	(7,618)	(12,524)	(35,547)	(32,610)

Net Loss	$(10,724)	$(20,234)	$(41,122)	$(47,693)

LOSS PER COMMON SHARE
Basic	$(0.47)	$(0.89)	$(1.81)	$(2.11)
Diluted	(0.47)	(0.89)	(1.81)	(2.11)
DIVIDENDS PER COMMON SHARE	$—	$0.049	$—	$0.229

AVERAGE COMMON SHARES OUTSTANDING
Basic	22,768	22,614	22,726	22,608
Diluted	22,768	22,614	22,726	22,608

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except share data)
Balance at December 31, 2007	$6,666	$(172,390)	$67,832	$469,775	$(3,316)	$368,567

Comprehensive Income (Loss):
Net Loss	—	—	—	(47,693)	—	(47,693)
Net unrealized holding losses on securities available for sale arising during the period	—	—	—	—	(4,409)	(4,409)
Less reclassification adjustment for net security gains included in net income	—	—	—	—	(1,010)	(1,010)
Pension transition obligation amortization	—	—	—	—	42	42
Income tax effect related to items of other comprehensive income	—	—	—	—	2,147	2,147

Comprehensive (Loss) Income	—	—	—	(47,693)	(3,230)	(50,923)
Cash dividends on common stock—$0.229 per share	—	—	—	(5,168)	—	(5,168)
Purchase of 10,527 shares for the treasury	—	(256)	—	—	—	(256)
Deferred compensation and other	—	—	53	—	—	53
Stock-based compensation	—	—	1,273	—	—	1,273
Reissuance of 24,944 treasury shares for incentive plans	—	590	(603)	—	—	(13)
Issuance of 33,571 common shares for Employee Stock Plan	8	—	225	—	—	233

Balance at June 30, 2008	$6,674	$(172,056)	$68,780	$416,914	$(6,546)	$313,766

Balance at December 31, 2008	$6,684	$(172,293)	$69,838	$365,684	$(7,915)	$261,998

Comprehensive Income (Loss):
Net Loss	—	—	—	(41,122)	—	(41,122)
Net unrealized holding gains on securities available for sale arising during the period	—	—	—	—	21,329	21,329
Less reclassification adjustment for net security gains included in net income	—	—	—	—	(19,778)	(19,778)
Pension transition obligation amortization	—	—	—	—	38	38
Income tax effect related to items of other comprehensive income	—	—	—	—	(634)	(634)

Comprehensive (Loss) Income	—	—	—	(41,122)	955	(40,167)
Deferred compensation and other	—	—	(62)	—	—	(62)
Stock-based compensation	—	—	332	—	—	332
Reissuance of 46,138 treasury shares for incentive plans, net of cancellations	—	1,177	(1,530)	—	—	(353)
Issuance of 140,512 common shares for Employee Stock Plan	31	—	104	—	—	135

Balance at June 30, 2009	$6,715	$(171,116)	$68,682	$324,562	$(6,960)	$221,883

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Cash Flows From Operating Activities
Net loss	$(41,122)	$(47,693)
Adjustments to reconcile net loss from operations to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	3,986	4,318
Goodwill impairment	—	6,148
Amortization and (accretion) of securities, net	532	(115)
Stock-based compensation expense	308	1,333
Provision for loan losses	79,743	97,229
Company owned life insurance income, net of claims	(2,097)	(2,342)
Net securities gains	(19,778)	(1,010)
Net gains on sale of mortgage loans held for sale	(386)	(310)
Originations of mortgage loans held for sale	(206,976)	(137,453)
Proceeds from sales of mortgage loans held for sale	202,683	133,136
Deferred income tax benefit	(28,047)	(33,769)
Decrease in other assets	28,425	2,391
Increase in other liabilities	1,106	3,721

Net cash provided by operating activities	$18,377	$25,584

Cash Flows From Investing Activities
Proceeds from maturities of securities available for sale	$69,680	$83,842
Proceeds from sales of securities available for sale	857,676	695
Purchase of securities available for sale	(1,002,793)	(133,292)
Net (increase) decrease in interest earning deposits in banks and fed funds sold	(228,873)	8,747
Net decrease in loans	355,169	24,997
Proceeds from surrender of company owned life insurance	10,000	—
Premises and equipment expenditures, net	(1,812)	(3,815)
Proceeds from the sale of foreclosed real estate	6,511	1,898

Net cash provided by (used in) investing activities	$65,558	$(16,928)

Cash Flows From Financing Activities
Net increase in non-interest bearing demand deposits	$131,935	$3,927
Net decrease in interest-bearing demand deposits	(291,190)	(198,358)
Net increase (decrease) in time deposits	380,958	(38,185)
Net increase in wholesale deposits	80,076	185,730
Net (decrease) increase in short-term borrowings	(386,784)	22,900
Proceeds from long-term borrowings	—	57,500
Payment of long-term borrowings	(50,007)	(6)
Dividends paid	—	(5,168)
Issuance of common shares for employee stock plan	135	233
Cancellation of treasury shares for incentive plans	(353)	(13)
Purchase of shares for treasury	—	(256)

Net cash (used in) provided by financing activities	$(135,230)	$28,304

Net change in cash and cash equivalents	$(51,295)	$36,960
Cash and cash equivalents:
Beginning of period	138,017	132,156

End of period	$86,722	$169,116

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$47,099	$56,469
Interest paid on borrowings	11,944	18,099
Income tax (refunds, net of payments) payments, net of refunds	(26,946)	99
Non-Cash Investing and Financing
Foreclosed real estate—acquired in settlement of loans	14,344	7,012
Transfer current portion of long-term borrowings to short-term borrowings	100,035	62,137
Capitalized interest	28	54

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions for Form 10–Q and Rule 10–01 of Regulation S–X. The preparation of Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. These financial statements include all adjustments (consisting of normal recurring accruals) that in the opinion of management are considered necessary for the fair presentation of the financial position and results of operations for the periods shown. The accompanying unaudited Consolidated Financial Statements and related notes, including the critical accounting estimates, should be read in conjunction with the audited Financial Statements and related notes contained in the 2008 Annual Report of AMCORE Financial, Inc. and Subsidiaries (the “Company”) on Form 10-K (2008 Form 10-K). In preparing the financial statements, the Company has evaluated events and transactions occurring subsequent to the financial statement date through the date issued of August 10, 2009 for potential recognition or disclosure.

Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the 2008 Form 10–K. Share data for all periods presented has been restated to reflect a $0.135 per share stock dividend issued in both June and September 2008.

New Accounting Standards

FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals—In June 2009, the Financial Accounting and Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles as Replacement of SFAS No. 162”. This statement establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP literature by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Company will adopt the Codification for the third quarter of 2009 effective date, and accordingly, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Transfer of Financial Assets—On June 9, 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, which clarifies when a transferor has surrendered control over transferred financial assets and thus is entitled to account for the transfer as a sale. The statement requires a transferor to evaluate its continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. It limits the circumstances in which the transfer of a financial asset, or portion of a financial asset, may be treated as a sale and also establishes specific conditions for reporting a transfer of a portion of a financial asset as a sale (i.e., a participating interest). If the transfer does not meet those conditions, a transferor should not account for the transfer as a sale. This statement most commonly affects when a loan participation may be treated as a sale by the transferor. It requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets that are accounted for as a sale. The statement also expands disclosure requirements. The statement is effective for annual and interim periods beginning after November 15, 2009 and for transfers occurring on or after the effective date. The Company has not yet evaluated this standard, but does not expect that it will have a material impact on its Consolidated Balance Sheets or Statements of Operations.

Subsequent Events—On May 28, 2009, the FASB issued SFAS No. 165 “Subsequent Events”, which requires that management must evaluate, as of the end of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued, or are available to be issued, and to disclose the date through which the evaluation has been made. As a public company, AMCORE is required to evaluate whether events subsequent to the end of the reporting period require disclosure or recognition through the date the financial statements are issued. The adoption of this standard for second quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

Fair Value Measurements—In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, and amends SFAS No. 157 “Fair Value Measurements”. FSP No. FAS 157-4 provides additional guidance for determining the fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly and also provides guidance for determining whether a transaction is orderly. FSP No. FAS 157-4, which must be applied prospectively, was effective for interim and annual reporting periods ending after June 15, 2009. Early adoption was permitted for periods ending after March 15, 2009. Adoption of the amendments in first quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

Other-Than-Temporary Impairment—In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”, which revised and expanded the guidance concerning the recognition and measurement of other-than-temporary impairments of debt securities classified as available for sale or held to maturity. In addition, they required enhanced disclosures concerning such impairment for both debt and equity securities. FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. Early adoption was permitted for periods ending after March 15, 2009. Adoption of the amendments in first quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

Fair Value Disclosure—In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which amended both FAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting”, to require that disclosures concerning the fair value of financial instruments be presented in interim as well as in annual financial statements. The requirements of FSP No. 107-1 and APB 28-1 were effective for interim reporting periods ending after June 15, 2009. Early adoption was permitted for interim periods ending after March 15, 2009, but only if the election was made to adopt FSP No. FAS 157-4 and FSP No. FAS 115-2 and FAS 124-2 at the same time. Adoption of these standards in second quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

Minority Interests—In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.” Among other things, SFAS 160 requires minority interests be recorded as a separate component of equity and that net income attributable to minority interests be clearly identified on the Statement of Income. SFAS No. 160 was effective for fiscal years and interim periods beginning on or after December 15, 2008, and was required to be applied prospectively, except for the presentation and disclosure requirements. Adoption of the amendments in first quarter 2009 did not have a material impact on the Consolidated Balance Sheets or Statements of Operations.

Derivative Instruments and Hedging Activities Disclosure—In 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” provided for enhanced disclosures to thereby improve the transparency of financial reporting. SFAS No. 161 was effective for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. Adoption of this standard in the first quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

NOTE 2 – SECURITIES

A summary of information for investment securities, categorized by security type, at June 30, 2009 and December 31, 2008 follows. Fair values are determined pursuant to SFAS No. 157. See Note 7 for additional information.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2009
Securities Available for Sale:
U.S. Treasury	$356,984	$118	$—	$357,102
U.S. Government sponsored enterprises (GSEs) (1)	21,212	419	—	21,631
Mortgage-backed securities (2)	461,670	2,294	(6,093)	457,871
State and political subdivisions	40,896	508	(537)	40,867
Corporate obligations and other (3)	85,069	45	(8,133)	76,981

Total Securities Available for Sale	$965,831	$3,384	$(14,763)	$954,452

December 31, 2008
Securities Available for Sale:
U.S. Treasury	$75,000	$750	$—	$75,750
U.S. Government sponsored enterprises (GSEs) (1)	52,527	1,518	(17)	54,028
Mortgage-backed securities (2)	495,936	7,407	(347)	502,996
State and political subdivisions	136,032	3,097	(550)	138,579
Corporate obligations and other (3)	111,653	—	(24,788)	86,865

Total Securities Available for Sale	$871,148	$12,772	$(25,702)	$858,218

During first quarter 2009, the Company adopted FSP FAS 157-4 relating to determining the fair value of financial assets and the recognition and measurement of other than temporary impairment of debt securities. See Note 1 for additional information. A summary of unrealized loss information for investment securities, categorized by security type, was as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses (4)	Fair Value	Unrealized Losses (5)	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2009
Securities Available for Sale:
Mortgage-backed securities	$293,809	$(6,093)	$—	$—	$293,809	$(6,093)
State and political subdivisions	9,471	(222)	8,308	(315)	17,779	(537)
Corporate obligations and other	18	(38)	47,099	(8,095)	47,117	(8,133)

Total Unrealized Losses on Securities Available for Sale	$303,298	$(6,353)	$55,407	$(8,410)	$358,705	$(14,763)

December 31, 2008
Securities Available for Sale:
U.S. Government sponsored enterprises (GSEs)	$—	$—	$4,614	$(17)	$4,614	$(17)
Mortgage-backed securities	27,767	(55)	46,204	(292)	73,971	(347)
State and political subdivisions	17,985	(474)	2,347	(76)	20,332	(550)
Corporate obligations and other	29,072	(1,679)	30,916	(23,109)	59,988	(24,788)

Total Unrealized Losses on Securities Available for Sale	$74,824	$(2,208)	$84,081	$(23,494)	$158,905	$(25,702)

(1)	Includes the following U.S. Government agency obligations: $17 million of Small Business Administration at June 30, 2009 and $44 million at December 31, 2008.
(2)	Includes the following U.S. Government agency obligations: $398 million of Government National Mortgage Association and $361,000 of United States Department of Veterans Affairs at June 30, 2009. These amounts were $43 million and $3 million, respectively, at December 31, 2008.
(3)	Includes the following investments: $5 million in stock of the Federal Reserve Bank (FRB) and $20 million in stock of the Federal Home Loan Bank (FHLB) at June 30, 2009 and December 31, 2008. These investments are recorded at historical cost with income recorded when dividends are declared. A portion of the FRB and FHLB investments are restricted as to sale because they are held to satisfy membership requirements.
(4)	As of June 30, 2009, the Company does not intend to sell the securities and does not believe that it will be required to sell the securities before their anticipated recovery. The total $6 million of unrealized losses less than 12 months is related to 46 securities. None of these unrealized losses were individually significant to the total, the largest being $1 million. The unrealized losses were caused by market interest rate increases since the security was originally acquired, rather than due to credit or other causes. Of the total $6 million, nearly $6 million related to 23 mortgage-backed securities issued by GSEs; $222,000 related to 21 obligations of state and political subdivisions, all rated investment grade, with the exception of three non-rated securities totaling $73,000; and $38,000 related to two small equity method investments.
(5)	As of June 30, 2009, the Company does not intend to sell the securities and does not believe that it will be required to sell the securities before their anticipated recovery. The total $8 million of unrealized losses 12 months or longer is related to 23 securities. Included in the $8 million of unrealized losses is $315,000 related to 10 obligations of state and political subdivisions with investment grade ratings; $5 million related to seven private issue asset backed obligations with investment grade ratings, with the exception of two securities totalling $2 million; and $3 million related to six private issue mortgage related collateral mortgage obligations, all rated investment grade. These bonds have sufficient credit enhancement and the Company expects recovery of the entire cost basis of the securities. None of the remaining unrealized losses were individually significant to the total, the largest being $1 million. The unrealized losses were caused by market interest rate increases since the security was originally acquired, rather than due to credit or other causes.

A summary of realized gain and loss information follows:

	Realized Gains	Realized Losses	Net Gains/ (Losses)
	(in thousands)
For the three months ended:
June 30, 2009	$12,867	$—	$12,867
June 30, 2008	—	—	—
For the six months ended:
June 30, 2009	$19,975	$(197)	$19,778
June 30, 2008	1,010	—	1,010

The $13 million net security gains for the period ended June 30, 2009 related to the sale of $476 million of bonds in order to enhance regulatory capital treatment and improve liquidity.

At June 30, 2009 and December 31, 2008, securities with a fair value of $435 million and $637 million, respectively, were pledged to secure public deposits, FRB and FHLB borrowings, securities under agreements to repurchase, derivative credit exposure, certain settlement and trade credit obligations, and for other purposes required by law.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at June 30, 2009 and December 31, 2008 was as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
Commercial, financial and agricultural	$641,120	$771,679
Real estate-commercial	1,755,110	1,931,962
Real estate-construction	218,117	267,061
Real estate-residential	414,677	437,877
Installment and consumer	331,677	377,450

Gross loans	$3,360,701	$3,786,029
Allowance for loan losses	(161,650)	(136,412)

Net Loans	$3,199,051	$3,649,617

An analysis of the allowance for loan losses for the periods ended June 30, 2009 and June 30, 2008 is presented below:

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Balance at beginning of year	$136,412	$53,140
Provision charged to expense	79,743	97,229
Loans charged off	(56,258)	(19,854)
Recoveries on loans previously charged off	2,003	2,878
Reduction related to sale of loans	(250)	—

Balance at end of period	$161,650	$133,393

Commercial, financial, and agricultural loans were $641 million at June 30, 2009, and comprised 19% of gross loans, of which 8.37% were classified as non-performing, compared to $772 million at December 31, 2008 which comprised 20% of gross loans of which 6.57% were non-performing. Annualized net charge-offs of commercial loans during the first six months of 2009 and 2008 were 3.76% and 0.19%, respectively, of the average balance of the category.

Commercial real estate and construction loans combined were $2.0 billion at June 30, 2009, comprising 59% of gross loans, of which 17.85% were classified as non-performing, compared to $2.2 billion at December 31, 2008 which comprised 58% of gross loans of which 11.53% were classified as non-performing. Annualized net charge-offs of construction and commercial real estate loans during the first six months of 2009 and 2008 were 3.47% and 0.86%, respectively, of the average balance of the category.

The above commercial loan categories included $520 million in construction and development loans and $561 million of loans to non-residential building operators, which were 15% and 17% of total loans. There were no other loan concentrations within these categories that exceeded 10% of total loans.

Residential real estate loans, which include home equity and permanent residential financing, totaled $415 million at June 30, 2009, and represented 12% of gross loans, of which 1.57% were non-performing, compared to $438 million at December 31, 2008 representing 12% of gross loans, of which 1.75% were non-performing. Annualized net charge-offs of residential real estate during the first six months of 2009 and 2008 were 0.25% and 1.83%, respectively, of the average balance in this category.

Installment and consumer loans were $332 million at June 30, 2009, and comprised 10% of gross loans, of which 1.14% were non-performing, compared to $377 million at December 31, 2008, representing 10% of gross loans, of which 0.31% were non-performing. Annualized net charge-offs of consumer loans during the first six months of 2009 and 2008 were 2.40% and 1.24%, respectively, of the average balance of the category. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $279 million at June 30, 2009. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of consumer credit.

Contained within the concentrations described above, the Company has $1.2 billion of interest only loans, of which $643 million are included in the construction and commercial real estate loan category, $348 million are included in the commercial, financial, and agricultural loan category, and $180 million are in home equity loans and lines of credit. The Company does not have any negative amortization loans, and does not have material concentrations in relation to its total portfolio of high loan-to-value loans, option adjustable-rate mortgage loans or loans that initially have below market rates that significantly increase after the initial period.

NOTE 4 – SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(in thousands)
Federal Home Loan Bank borrowings	$14	$197,573
Securities sold under agreements to repurchase – Customer	123,462	125,046
Securities sold under agreements to repurchase – Wholesale	—	40,000
Federal funds purchased	—	200
U.S. Treasury tax and loan note accounts	5,489	2,898
Federal Reserve Bank Term Auction Facility	—	50,000
Senior debt	20,000	20,000
Other short-term borrowings	69	66

Total Short-Term Borrowings	$149,034	$435,783

As of June 30, 2009, the Company had $20 million outstanding from a $20 million senior debt facility agreement scheduled to mature April 2010. Although the Company has been current with all its payments due under the facility, the Consent Order with the Office of the Comptroller of Currency (“OCC”) and Written Agreement with the Federal Reserve Bank of Chicago (“FRB”) caused the Company to be in technical default of this facility. On July 31, 2009, AMCORE received a waiver of the technical default and paid the facility down by $7.5 million. Additionally, the maturity of the remaining $12.5 million was extended to April 2011.

NOTE 5 – LONG-TERM BORROWINGS

Long-term borrowings consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(in thousands)
Federal Home Loan Bank borrowings	$126,982	$176,989
Securities sold under agreements to repurchase – Wholesale	—	100,000
Trust Preferred borrowings	51,547	51,547
Subordinated Debentures	50,000	50,000
Capitalized lease obligations	1,096	1,131

Total Long-Term Borrowings	$229,625	$379,667

The Company periodically borrows from the Federal Home Loan Bank (FHLB), collateralized by mortgage-backed securities and eligible one-to-four family and multi-family real estate loans. The average stated maturity of these borrowings at June 30, 2009 is 3.3 years, with a weighted average borrowing rate of 4.57%. Certain FHLB borrowings have prepayment penalties, with none having a call or conversion feature associated with them. Mortgage-related assets with a carrying value of $354 million were held as collateral for FHLB borrowings at June 30, 2009.

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

Other long-term borrowings include a capital lease with a net carrying value of $1 million on a branch facility leased by the Company. The Company is amortizing the capitalized lease obligation and depreciating the facility over the remaining non-cancellable term of the original lease, which expires or renews in 2021. Other long-term borrowings also include a capital lease agreement for a data operations sorter with a current net carrying value of $115,000. The Company is amortizing the capitalized lease obligation over the term of the original lease, which expires in 2012.

The Company reclassifies borrowings to short-term borrowings when the remaining maturity becomes less than one year. Scheduled reductions of long-term borrowings are as follows:

Total
(in thousands)
2010	$452
2011	25,085
2012	84
2013	101,624
2014	61
Thereafter	102,319

Total Long-Term Borrowings	$229,625

NOTE 6 – DERIVATIVE INSTRUMENTS

The Company, through its treasury risk management and mortgage banking operations, is party to various derivative instruments that are used for asset and liability management needs. Derivative instruments are contracts between two or more parties that have a notional amount and underlying variable, require no net investment and allow for the net settlement of positions between the parties. The notional amount is the basis for the payment provision of the contract and takes the form of units, such as shares or dollars. The underlying variable represents a specified interest rate, index or other component. The interaction between the notional amount and the underlying variable determines the net settlement between the parties and influences the market value of the derivative contract. Derivatives are recorded at fair value on the Company’s Consolidated Balance Sheets as assets or liabilities. See Note 7 “Fair Value” for additional fair value information and disclosures.

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

The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at June 30, 2009 and December 31, 2008. The Notional Principal Amount is not advanced to/from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams and is not recorded on the Company’s Consolidated Balance Sheets.

	Asset Derivatives			Liability Derivatives
	Notional Value	Fair Value	Balance Sheet Category	Notional Value	Fair Value	Balance Sheet Category
	(in thousands)
June 30, 2009
Derivative instruments designated as fair value hedges
Interest rate swap – CDs	$24,970	$275	Other assets	$49,622	$398	Other liabilities
Non-designated derivative instruments
Mortgage loan commitments				$26,462	$218	Other liabilities
Forward sale contracts	$37,184	$363	Other assets

December 31, 2008
Derivative instruments designated as fair value hedges
Interest rate swap – CDs	$24,970	$317	Other assets

Non-designated derivative instruments
Interest rate swap – COLI				$18,000	$1,289	Other liabilities
Mortgage loan commitments	$55,358	$423	Other assets
Forward sale contracts				$60,857	$643	Other liabilities

The Company was required to pledge assets with fair values of $1.4 million and $401,000 in collateral at June 30, 2009 and December 31, 2008, respectively. Collateral has not been netted against the fair value of the derivatives in the above table. There are no material contingent credit features on any of the Company’s derivatives.

The following table details the derivative instruments, the average remaining maturities and the weighted-average interest rates paid and received by the Company at June 30, 2009 and December 31, 2008:

	Notional Value	Fair Value	Years to Maturity	Weighted- Average Rate
				Receive Rate	Pay Rate
	(in thousands)
June 30, 2009
Derivative instruments designated as fair value hedges
Receive fixed/pay variable swaps	$74,592	$(123)	1.4	4.39%	3.42%

December 31, 2008
Derivative instruments designated as fair value hedges
Receive fixed/pay variable swaps	$24,970	$317	1.7	4.50%	4.28%
Non-designated derivative instruments
Pay fixed/receive variable swaps	$18,000	$(1,289)	2.3	4.82%	5.09%

For derivative instruments that are designated and qualify as a fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recorded in the Consolidated Statements of Operations as follows:

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Designated as Fair Value Hedging Relationships	Income Statement Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2009	2008	2009	2008
		(in thousands)
Hedged deposits	Other non-interest income	$(51)	$(148)	$448	$(409)
Interest rate swap agreements - CDs	Other non-interest income	51	137	(435)	402

Total		$—	$(11)	$13	$(7)

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

		Fair Value Hierarchy
	June 30, 2009	Level 1	Level 2	Level 3
	(in thousands)
Assets
U.S. Treasury securities	$357,102	$357,102	$—	$—
U.S. Government sponsored enterprises securities	21,631	—	21,631	—
Mortgage-backed securities	457,871	—	457,871	—
State and political subdivision securities	40,867	—	40,867	—
Corporate obligations and other securities	50,976	19	26,999	23,958
Interest rate swap agreements	275	—	275	—
Forward sale loan commitments	363	—	363	—

Total assets	$929,085	$357,121	$548,006	$23,958

Liabilities
Hedged Deposits	$74,493	$—	$74,493	$—
Interest rate swap agreements	398	—	398	—
Forward sale loan commitments	218	—	218	—

Total liabilities	$75,109	$—	$75,109	$—

		Fair Value Hierarchy
	December 31, 2008	Level 1	Level 2	Level 3
	(in thousands)
Assets
U.S. Treasury securities	$75,750	$75,750	$—	$—
U.S. Government sponsored enterprises securities	54,028	—	54,028	—
Mortgage-backed securities	502,996	—	502,996	—
State and political subdivision securities	138,579	—	138,579	—
Corporate obligations and other securities	60,069	13	49,612	10,444
Interest rate swap agreements	317	—	317	—
Forward sale loan commitments	423	—	423	—

Total assets	$832,162	$75,763	$745,955	$10,444

Liabilities
Hedged Deposits	$25,320	$—	$25,320	$—
Interest rate swap agreements	1,289	—	1,289	—
Forward sale loan commitments	644	—	644	—

Total liabilities	$27,253	$—	$27,253	$—

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

Securities classified as Level 3 are pools backed by trust preferred securities issued by banks, thrifts, and insurance companies. Previously, the Company’s valuations for these securities were based on broker quotes. The market for these securities (Level 1) at June 30, 2009 was not active and markets for similar securities (Level 2) were also not active. In the current inactive market there are a significant amount of unobservable inputs factored into the pricing. Information such as historical and current performance of the underlying collateral and tranche, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, and liquidity and credit premiums required by a market participant are utilized in determining individual security valuations. Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility (Level 3). As a result, the Company adopted FSP No. FAS 157-4 and changed its methodology to incorporate a discounted cash flow valuation methodology, which involves an evaluation of the credit quality of the underlying collateral, cash flow structure and risk adjusted discount rates, with market or broker quotes for certain senior tranche asset backed securities that met the criteria of FSP FAS 157-4 for the use of such a valuation methodology. Primarily as a result of this change, the fair value of these securities increased, however, the amount was not material. This change was accounted for as a change in estimate and included in the unrealized gain included in other comprehensive income for the three months ended March 31, 2009.

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

	Level 3
	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Total	Corporate Obligation and Other Securities	Hedged Loans	Total	Corporate Obligation and Other Securities	Hedged Loans
	(in thousands)			(in thousands)
Balance at beginning of period	$20,816	$20,816	$—	$26,005	$26,005	$—
Total realized/unrealized gains (losses)
Included in earnings	—	—	—	—	—	—
Included in other comprehensive loss	3,142	3,142	—	(3,601)	(3,601)	—
Purchases, issuances, (sales) and (settlements)	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—

Balance at June 30, 2009	$23,958	$23,958	$—	$22,404	$22,404	$—

	Level 3
	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Total	Corporate Obligation and Other Securities	Hedged Loans	Total	Corporate Obligation and Other Securities	Hedged Loans
				(in thousands)
Balance at beginning of period	$10,444	$10,444	$—	$54,745	$30,772	$23,973
Total realized/unrealized gains (losses)
Included in earnings	—	—	—	580	—	580
Included in other comprehensive loss	13,514	13,514	—	(6,366)	(6,366)	—
Purchases, issuances, (sales) and (settlements)	—	—	—	(2,002)	(2,002)	—
Transfers out of Level 3	—	—	—	(24,553)	—	(24,553)

Balance at June 30, 2009	$23,958	$23,958	$—	$22,404	$22,404	$—

There were no gains (losses) for the periods included in earnings attributable to the change in unrealized gains (losses) related to assets still held at June 30, 2009 or 2008, for all categories listed above. The transfer out of level 3 for 2008 relates to loans previously recorded at fair value because they were subject to a qualified fair value hedge. During 2008, the derivatives associated with the hedged loans were terminated. As a result, hedge accounting that required the previously hedged loans to be recorded at fair value was discontinued and a new cost basis carrying value for the loans established.

Gains and losses (realized and unrealized) included in earnings for the above period are reported in other income.

	June 30, 2009	June 30, 2008
	(in thousands)
Total gains included in earnings for the period	$—	$580

Change in unrealized gains (losses) relating to assets still held at the end of the period	$13,514	$(6,366)

Assets measured at fair value on a non-recurring basis. The following table summarizes, by measurement hierarchy, financial assets of the Company that are measured at fair value on a non-recurring basis.

	June 30, 2009	Level 1	Level 2	Level 3	Total Gains (Losses)
	(in thousands)
Impaired loans	$176,943	$—	$—	$176,943	$(47,151)

	December 31, 2008	Level 1	Level 2	Level 3	Total Gains (Losses)
	(in thousands)
Impaired loans	$58,978	$—	$—	$58,978	$(14,108)

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

As of June 30, 2009, and in accordance with SFAS No. 114, impaired loans with a remaining carrying amount of $243.2 million have been written down to an aggregate fair value of $176.9 million as measured by underlying collateral or discounted cash flow through a loss allocation in the allowance for loan losses (Allowance). The amount of the allocation related to these loans was $66.3 million at June 30, 2009, compared to $19.1 million for impaired loans at December 31, 2008, resulting in a net increase in the impairment charge of $47.2 million for the period ending June 30, 2009.

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

The following table shows the carrying amounts and fair values of financial instruments at June 30, 2009 and December 31, 2008 that have liquid markets in which fair value is assumed to be equal to the carrying amount, are based on quoted prices for similar financial instruments or represent quoted surrender values. Included in securities available for sale are investments in FHLB and FRB stock that are held to satisfy membership requirements. It is not practical to determine the fair value of these stocks due to restrictions placed on their transferability; therefore, they are presented at their carrying amount.

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$86,722	$86,722	$138,017	$138,017
Interest earning deposits in banks and fed funds sold	230,538	230,538	1,665	1,665
Securities available for sale	26,005	26,005	26,796	26,796
Company owned life insurance	136,705	136,705	144,599	144,599

The carrying amounts and fair values of accruing loans at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Commercial, financial and agricultural	$588,430	$581,430	$720,997	$708,550
Real estate	2,030,331	1,969,154	2,384,308	2,325,329
Installment and consumer, net	328,178	322,807	376,548	370,839

Total accruing loans	$2,946,939	$2,873,391	$3,481,853	$3,404,718

Fair values of loans were estimated for portfolios with similar characteristics. The fair value of loans was calculated by discounting contractual and prepayment cash flows using estimated market discount rates, which reflect the interest rate risk, liquidity risk and credit risk inherent in the loan. The fair value of non-accrual loans was $347.5 million and $285.1 million at June 30, 2009 and December 31, 2008, respectively. See Note 4 for additional information.

The carrying value of interest receivable and payable approximates fair value due to the relatively short period of time between accrual and expected realization. At June 30, 2009 and December 31, 2008, interest receivable was $14.6 million and $17.4 million, respectively, and interest payable was $27.5 million and $24.3 million, respectively.

The following table shows the carrying amounts and fair values of financial instrument liabilities at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Non-interest-bearing deposits	$597,317	$597,317	$465,382	$465,382
Interest-bearing deposits	932,976	932,976	1,224,166	1,224,166
Time deposits	2,616,031	2,703,454	2,204,170	2,297,475
Short-term borrowings	149,034	137,236	435,783	439,018
Long-term borrowings	229,625	252,443	379,667	406,701
Letters of credit	131	212	233	354
Deferred compensation	5,135	5,509	8,644	9,216

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

The fair value of letters of credit is equal to the carrying amount of deferred fees recorded in accordance with Financial Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. See discussion included in Note 10 for additional information.

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

Many of the above financial instruments are also subject to credit risk. Credit risk is the possibility that the Company will incur a loss due to the other party’s failure to perform under its contractual obligations. The Company’s exposure to credit loss in the event of non-performance by the other party with regard to commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for actual extensions of credit. The credit risk involved for commitments to extend credit and in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of collateral obtained, if deemed necessary by the

Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, securities, inventory, property and equipment and income-producing commercial properties. The Company is also exposed to carrier credit risk with respect to its $137 million investment in COLI. AMCORE has managed this risk by utilizing “separate accounts”, in which its credit exposure is to a specific investment portfolio rather than a carrier. The underlying investment portfolios (which are managed by parties other than AMCORE) consist of investment grade securities and the investment guidelines typically have a requirement to sell if the securities are downgraded. In terms of COLI accounts where AMCORE is directly exposed to carrier credit risk, this risk has been managed by diversifying its holdings among multiple carriers and by periodic internal credit reviews. All carriers have investment grade ratings from the major ratings agencies.

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
Financial instruments whose contract amount represent credit risk only:
Commitments to extend credit	$480,688	$656,407
Letters of credit	58,454	74,165

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

The Company’s actual expenses related to stock-based compensation for the three and six-month periods ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Compensation expense included in reported operating expenses:
Stock options	$106	$442	$536	$1,261
Employee stock purchase plan	11	24	24	47
Performance share units	(361)	14	(330)	(118)
Restricted stock	10	74	78	143

Total stock-based compensation expense	$(234)	$554	$308	$1,333

Income tax benefits	$(94)	$197	$107	$479

At June 30, 2009, total unrecognized stock-based compensation expense was $1.6 million, net of estimated forfeitures, which will be recognized over a weighted average amortization period of 1.3 years. SFAS No. 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. For the six months ended June 30, 2009 and 2008, the Company did not have any excess tax benefit since there were no stock option exercises.

The fair value of the Company’s employee and director stock options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions.

	Second Quarter
	2009	2008
Expected dividend yield	0.00%	5.88%
Expected price volatility	37.99%	25.86%
Expected term in years	6.06	6.22
Expected risk-free interest rate	2.60%	3.48%
Estimated average fair value of options granted	$0.59	$1.70

Employee Stock Award and Incentive Plans. The 2005 Stock Award and Incentive Plan (SAIP) allows for awards to key employees of stock options, restricted shares, performance shares units (PSUs) and other forms of stock-based awards.

Stock Options. Non-qualified stock options are issued at an exercise price equal to the fair market value of the shares on the grant date and generally vest within three to four years and expire from seven to ten years from the date of grant. Options issued are valued using the Black-Scholes model. The activity during 2009 and the total options outstanding and exercisable as of June 30, 2009 pursuant to the SAIP and previous incentive plans are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding at beginning of year	2,319,361	$25.33
Options granted	249,500	$1.66
Options cancelled	(379,453)	$24.36
Options forfeited	(244,229)	$16.99

Options outstanding at June 30, 2009	1,945,179	$23.53	4.7 years

Options exercisable at June 30, 2009	1,293,846	$26.56	3.2 years

For both options outstanding and those exercisable, there was no aggregate intrinsic value for the period ended June 30, 2009.

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

Compensation expense is calculated based upon the expected number of PSUs earned during the performance period and is recorded over the service period. The fair value is calculated equal to market value on the date of grant less the present value of dividends that are not earned during the performance period. Expense is adjusted for forfeitures as they occur. As of June 30, 2009, PSUs expected to be earned and the weighted average grant date fair value per PSU were as follows:

	PSUs	Weighted Average Fair Value	Weighted Average Remaining Vesting Term
Units outstanding at beginning of year	38,810	$26.23
Units forfeited	(16,530)	$27.60
Units released/earned	(2,480)	$30.30
Adjustments to estimated grants	(14,250)	$22.35

Units outstanding at June 30, 2009	5,500	$30.30	2.7 years

Restricted Stock Awards. The Company has periodically granted restricted stock awards to certain key employees. The shares are restricted as to transfer, but are not restricted as to dividend payment and voting rights. Transfer restrictions lapse at the end of two, three or seven years contingent upon continued employment. Restricted stock grants are valued at market value on the date of grant and are expensed over the service period. As of June 30, 2009, non-vested shares totaled 7,000 with a weighted average fair value of $20.32 per share. During the first six months of 2009, no shares were granted, 2,500 restricted shares were forfeited and returned to treasury, and 7,657 restrictions were released. As of June 30, 2008, non-vested shares totaled 17,367 with a weighted average fair value of $21.98 per share. During the first six months of 2008, 14,000 shares were granted, no restricted shares were forfeited and returned to treasury, and 4,816 restrictions were released.

Directors’ Stock Plans. The Restricted Stock Plan for Non-Employee Directors provides that eligible non-employee directors receive, in lieu of a cash retainer, shares of common stock of the Company. As of June 30, 2009, restricted shares totaled 63,390 with a weighted average fair value of $4.94 per share. A total of 54,349 shares were issued, restrictions were released on 5,177 shares, and no shares were cancelled during the second quarter of 2009.

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

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding at beginning of year	157,000	$23.63
Options granted	24,000	$1.31
Options cancelled	(45,000)	$23.73

Options outstanding at June 30, 2009	136,000	$19.66	7.10 years

Options exercisable at June 30, 2009	86,000	$25.05	5.92 years

For both options outstanding and those exercisable, there was no aggregate intrinsic value for the six months ended June 30, 2009.

Non-vested options and exercise proceeds. A summary of the Company’s non-vested employee and director stock options for the six months ended June 30, 2009 is presented below.

	Employee options		Director options
	Shares	Average Price	Shares	Average Price
Non-vested options at beginning of year	984,920	$24.27	50,670	$21.27
Options granted	249,500	$1.66	24,000	$1.31
Options forfeited	(244,229)	$16.99	—	—
Options vested	(338,858)	$25.90	(24,670)	$23.88

Non-vested options at June 30, 2009	651,333	$17.49	50,000	$10.40

	2009	2008
Fair value of stock options vested during the period (000’s)	$2,001	$2,330
Per option fair value of stock options vested during the period	$5.50	$6.77

During the first six months of 2009, there were no options exercised, and therefore no cash or stock equivalent received or tax benefit recognized for exercises. The Company may periodically repurchase shares in open market and private transactions in accordance with Exchange Act Rule 10b-18 to replenish treasury stock for issuances related to stock option exercises and other employee benefit plans.

Employee Stock Purchase Plan. The AMCORE Stock Option Advantage Plan permits eligible employees to purchase from the Company shares of its common stock at an exercise or purchase price at 85% of the lower of the closing price of the Company’s common stock on the NASDAQ Stock Market on the first or last day of each offering period. Reserved for issuance under the ESPP is a total of 600,000 shares of unissued common stock. Shares issued pursuant to the ESPP are prohibited from sale by a participant for two years after the date of purchase. Dividends earned are credited to a participant’s account and used to purchase shares from the

Company’s treasury stock at the same discounted price on the next purchase date. The 15% discount is recorded as compensation expense during the quarter. Compensation expense totaled $23,000 and $47,000 for the six month periods ended June 30, 2009 and 2008, respectively.

NOTE 9 – BENEFIT PLANS

Retirement Plans

The AMCORE Financial Security Plan (Security Plan) is a qualified defined contribution plan under Sections 401(a) and 401(k) of the Internal Revenue Code. All eligible employees of the Company participate in the Security Plan, which, until March 2009, provided a basic retirement contribution funded by the Company. The Company suspended the basic retirement contribution effective April 1, 2009. In addition, employees also have the opportunity to make contributions that are eligible to receive matching Company contributions up to certain levels. The Company match was not affected by the discontinuation of the basic retirement contributions. The expense related to the Security Plan was $389,000 and $883,000 for the three-month periods ended June 30, 2009 and 2008, respectively, and was $1.2 million and $1.9 million for the six-month periods ended June 30, 2009 and 2008, respectively. The Company also has a non-qualified profit sharing plan that provides cash payment based upon achievement of corporate performance goals, to all employees who have met service requirements. The expense (benefit) related to the profit sharing plan was $78,000 and ($228,000) for the three-month periods ended June 30, 2009 and 2008, respectively, and was $142,000 and ($7,000) for the six-month periods ended June 30, 2009 and 2008, respectively.

The Company provides additional retirement benefits to certain senior officers through plans that are non-qualified, non-contributory and unfunded. Under one such arrangement, a defined contribution plan, the additional retirement benefits replace what would have been provided under the Company’s defined contribution qualified plan in the absence of limits placed on qualified plan benefits by the Internal Revenue Code of 1986. The expense related to this arrangement was $8,000 and $22,000 for the three-month periods ended June 30, 2009 and 2008, respectively, and was $17,000 and $43,000 for the six-month periods ended June 30, 2009 and 2008, respectively.

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

The following tables summarize, in aggregate for the two defined benefit retirement plans, the changes in obligations, net periodic benefit costs and other information for the quarters ended June 30. As of June 30, 2009, all participants under both plans are in payout.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Components of net periodic benefit cost:
Service cost	$3	$15	$12	$31
Interest cost	52	50	109	99
Actuarial losses, settlements and adjustments	—	—	489	361
Transition obligation amortization	—	—	38	42

Net periodic cost	$55	$65	$648	$533

	2008	2007
Weighted-average assumptions:
Discount rate at end of year	6.25%	6.00%
Rate of compensation increase – employee plan	4.00%	4.00%

During the first two quarters of 2009 and 2008, contributions of $360,000 and $278,000, respectively, were made to fund benefit payments. The plans have no assets at June 30, 2009 or 2008. The plans’ liabilities, as of June 30, 2009 and 2008, were $3.8 million and $3.9 million, respectively.

Other Benefit Plans

The AMCORE Financial, Inc. Employee Health Benefit Plan (Health Plan) provides group medical, pharmacy, dental and vision benefits to eligible participating employees of the Company and their dependents. Employees, retirees, and COBRA beneficiaries contribute specific premium amounts determined annually by the Health Plan’s administrator based upon actuarial recommendations for coverage. Retirees and COBRA beneficiaries contribute 100% of their premiums. The Company’s share of the employee premiums and other Health Plan costs are expensed as incurred. Expense related to the Health Plan was $1.3 million and $1.5 million for the three-month period ending June 30, 2009 and 2008, respectively, and was $2.4 million and $2.7 million for the six-month periods June 30, 2009 and 2008, respectively. Life insurance benefits are provided to eligible active employees. Because retiree premiums are actuarially based and are paid 100% by the retiree, the Company has not recorded a postretirement liability.

The Company provides a deferred compensation plan (entitled “AMCORE Financial, Inc. Deferred Compensation Plan”) for eligible managers and directors. This plan provides the opportunity to defer salary, bonuses and non-employee director fees. Participants may defer up to 90% of base compensation and up to 100% of bonus. The deferred compensation liability to participants is recorded in other liabilities in the Consolidated Balance Sheets. The deferrals and earnings grow tax deferred until withdrawn from the plan. The deferral amount and method of distribution are pre-defined by participants prior to each deferral year. In accordance with the 409A transition rules, participants were allowed a one-time opportunity to change their distribution elections if the change was made prior to December 31, 2008. Participants could elect to receive their account balance in the form of an in-service distribution as early as January 1, 2009. Earnings credited to individual accounts are recorded as compensation expense when earned. The total non-qualified deferred compensation plan liability totaled $5.1 million and $11.9 million as of June 30, 2009 and 2008, respectively. Expense related to the deferred compensation plan was $169,000 and $241,000 for the three-month periods ending June 30, 2009 and 2008, respectively, and was $122,000 and $217,000 for the six-month periods ended June 30, 2009 and 2008, respectively.

The Company also has various short-term, sales, and performance related incentive plans. One such plan, the Annual Incentive Plan (AIP), grants bonuses to key employees when certain financial targets and/or individual performance goals are met. Expense related to the AIP was $160,000 and $0 for the three-month periods ending June 30, 2009 and 2008, respectively, and was $627,000 and $0 for the six-month periods ended June 30, 2009 and 2008, respectively. During 2008, the Company adopted a retention bonus plan (the “Retention Bonus Plan”) to address its concern to be able to retain its executives. The Retention Bonus Plan provides for the payment of a retention bonus in three installments, payable on or before January 31, 2009, January 31, 2010, and January 31, 2011 to executive officers and other key employees. Expense related to the Retention Bonus Plan was $94,000 and $339,000 for the three-month periods ending June 30, 2009 and 2008, respectively, and was $317,000 and $1.0 million for the six-month periods ending June 30, 2009 and 2008, respectively. Other sales, performance, and discretionary incentives are also in effect that provide payments to sales staff in all lines of business based on various sales and/or performance criteria. Expense related to these other incentive plans was $56,000 and $582,000 for the three-month periods ending June 30, 2009 and 2008, respectively, and was $25,000 and $1.4 million for the six-month periods ended June 30, 2009 and 2008, respectively.

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

As a member of the VISA, Inc. organization (VISA), the Company has previously accrued a $373,000 liability for its proportionate share of various claims against VISA pursuant to SFAS No. 5, “Accounting for Contingencies” and FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. Recent additional funding of a litigation escrow account established by VISA has reduced the Company’s proportionate share of its liability to $292,000.

Guarantees:

The Bank, as a provider of financial services, routinely enters into commitments to extend credit to its customers, including a variety of letters of credit. Letters of credit are a conditional but generally irrevocable form of guarantee on the part of the Bank to make payments to a third party obligee, upon the default of payment or performance by the Bank customer or upon consummation of the underlying transaction as intended. Letters of credit are typically issued for a period of one year to five years, but can be extended depending on the Bank customer’s needs. As of June 30, 2009, the maximum remaining term for any outstanding letter of credit expires on March 31, 2013.

A fee is normally charged to compensate the Bank for the value of the letter of credit that is issued at the request of the Bank customer. The fees are deferred and recognized as income over the term of the guarantee. As of June 30, 2009, the carrying value of these deferrals was a deferred credit of $131,000. This amount included a $28,000 guarantee liability for letters of credit recorded in accordance with FIN No. 45. The remaining $103,000 represented deferred fees charged for letters of credit exempted from the scope of FIN No. 45.

At June 30, 2009, the contractual amount of all letters of credit, including those exempted from FIN No. 45, was $58.5 million. These represent the maximum potential amount of future payments that the Company would be obligated to pay under the guarantees.

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

In addition to the guarantee liability and deferred fees described above, the Company has recorded a contingent liability for estimated probable losses on unfunded loan commitments and letters of credit outstanding. This liability was $6.1 million as of June 30, 2009 and $5.8 million as of December 31, 2008.

As noted above, as of June 30, 2009, pursuant to FIN No. 45, the Company has an accrued liability of $373,000, representing the estimated fair value of its proportionate share of certain indemnification obligations against VISA.

Regulatory Matters:

On May 15, 2008, the Bank entered into a written agreement (the “OCC Agreement”) with the OCC. The OCC Agreement describes commitments made by the Bank to address and strengthen banking practices relating to asset quality and the overall administration of the credit function at the Bank. The Bank has implemented enhancements to its credit processes to address the matters identified by the OCC and expects to comply with all the requirements specified in the OCC Agreement.

As announced on June 26, 2009, the Company has entered into a written agreement (the “Agreement”) with the FRB dated June 26, 2009, and on June 25, 2009, the Bank agreed to the issuance of a consent order (the “Consent Order”) by the OCC. The Agreement and Consent Order are the result of ongoing discussions between regulators and AMCORE’s management team. In general, the

Agreement and Consent Order contain requirements to develop plans to raise capital and to revise and maintain a liquidity risk management program. The Consent Order requires the Bank to, among other things, (i) develop and submit a capital plan to the OCC by July 25, 2009, (ii) achieve and maintain, by September 30, 2009, Tier 1 capital at least equal to 8% of adjusted total assets, Tier 1 risk-based capital at least equal to 9% of risk-weighted assets and total risk-based capital at least equal to 12% of risk-weighted assets, and (iii) revise and maintain a liquidity risk management program within 60 days from the date of the Consent Order. In addition, the Agreement restricts the payment of dividends by the Company, as well as the taking of dividends or any other payment representing a reduction in capital from the Bank. The Agreement further requires that the Company shall not incur, increase, or guarantee any debt, repurchase or redeem any shares of its stock, or pay any interest or principal on subordinated debt or trust preferred securities, in each case without the prior approval of the FRB. The capital plan has been timely submitted to the OCC by the Bank and revisions to the liquidity program are in process.

The Company is taking all appropriate actions, including pursuing capital raising activities in order to increase capital and otherwise comply with the requirements set forth in the Agreement and Consent Order. There can be no assurance that the Company will be successful in those efforts. Failure to meet the requirements of the regulators may result in further regulatory actions as prescribed in the Agreement and Consent Order, or under applicable law.

As a result of the OCC Agreement, as well as the Agreement and Consent Order, the Company is ineligible for certain actions and expedited approvals without the prior written consent and approval of the applicable regulatory agency. These actions include, among other things, the appointment of directors and senior executives, making or agreeing to make certain payments to executives or directors, business combinations and branching.

NOTE 11 – INCOME TAXES

The Company has no uncertain tax positions as of June 30, 2009, as defined by FIN 48, “Accounting for Uncertainty in Income Taxes”, and is not aware of any significant changes that are reasonably possible within the next twelve months. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income taxes. The Internal Revenue Service has completed an audit of the years 2004 through 2006 and the State of Illinois is currently auditing the years 2006 and 2007. All subsequent years remain open to examination.

In February 2009, the State of Wisconsin enacted legislation that requires corporations to report income on a combined basis effective for tax years beginning on or after January 1, 2009. As a result of this legislation, during the first quarter 2009 the Company reversed a $2.6 million valuation allowance that had previously been established against the deferred tax asset for Wisconsin net operating losses.

The Company has recorded $97 million of deferred tax assets as of June 30, 2009. This compares to $69 million at December 31, 2008. Realization of deferred tax assets is dependent upon generating sufficient taxable income in the carryforward periods to cover net operating losses generated by the reversal of temporary differences. A valuation allowance is provided by way of a charge to income tax expense if it is determined that it is not more likely than not that some or all of the deferred tax asset will not be realized.

As of June 30, 2009, the Company believes it is more likely than not that deferred tax assets will be realized and, therefore, no allowance was considered necessary. In making that determination, management evaluated both positive and negative evidence including recent historical financial performance, forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions. The Company performs and updates this evaluation on a quarterly basis.

Accrual of valuation allowances against deferred tax assets are estimates subject to change based upon the outcome of future events and changing circumstances. If different assumptions and conditions were to prevail, and there was not sufficient positive evidence to overcome observable negative evidence regarding the ultimate realization of the deferred tax asset, a valuation allowance would be necessary to absorb unrealized deferred taxes. The valuation allowance would be established by way of a charge to income tax expense.

NOTE 12 – EARNINGS PER SHARE

Earnings per share (EPS) calculations for the three-month and six-month periods ending June 30, 2009 and 2008 are presented in the following table. Share data for previous periods presented has been restated to reflect a $0.135 per share stock dividend issued in September 2008.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Numerator
Net Income from continuing operations	$(10,724)	$(20,234)	$(41,122)	$(47,693)
Denominator (restated)
Average number of shares outstanding – basic	22,768	22,614	22,726	22,608
Plus: Diluted potential common shares	—	—	—	—
Contingently issuable shares	—	—	—	—

Average number of shares outstanding – diluted	22,768	22,614	22,726	22,608

(Loss) Earnings per share
Basic	(0.47)	(0.89)	(1.81)	(2.11)
Diluted	(0.47)	(0.89)	(1.81)	(2.11)

As prescribed by SFAS No. 128, “Earnings Per Share”, basic EPS is computed by dividing income available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding.

The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued and to include shares contingently issuable pursuant to employee incentive plans. Securities (e.g. options) that do not have a current right to participate fully in earnings but that may do so in the future by virtue of their option rights are potentially dilutive shares. The dilutive shares are calculated based on the treasury stock method meaning that, for the purposes of this calculation, all outstanding options are assumed to have been exercised during the period and the resulting proceeds used to repurchase Company stock at the average market price during the period. The assumed proceeds also include the amount of compensation cost attributed to future services and not yet recognized. In computing diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included. Exercise of options is not assumed if the result would be antidilutive. For the six months ended June 30, 2009 and 2008, options to purchase 2.0 million shares and 2.4 million shares respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

NOTE 13 – SEGMENT INFORMATION

AMCORE’s internal reporting and planning process focuses on three primary lines of business (Segment(s)): Commercial Banking, Consumer Banking and Investment Management and Trust. The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray each Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an allocation of shared support function expenses and corporate overhead. The Commercial and Consumer Segments also include funds transfer adjustments to appropriately reflect the cost of funds on loans made, funding credits on deposits generated, and the cost of maintaining adequate liquidity. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2008.

Since there are no comprehensive standards for management accounting that are equivalent to accounting principles generally accepted in the United States of America, the information presented is not necessarily comparable with similar information from other financial institutions. In addition, methodologies used to measure, assign, and allocate certain items may change from time-to-time to reflect, among other things, accounting estimate refinements, changes in risk profiles, changes in customers or product lines, and changes in management structure. As a result of recently announced corporate restructuring, the previously reported Mortgage Banking Segment results are combined with the Consumer Banking Segment, with prior period amounts restated accordingly.

Total Segment results differ from consolidated results primarily due to treasury and investment activities such as the offset to the funds transfer adjustments made to the Segments, interest income on the securities investment portfolio, gains and losses on the sale of securities, COLI, CRA-related fund investment income and derivative gains and losses. The impact of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and is included in the “Other” column. Prior to second quarter 2009, Other also included corporate administration costs and items not otherwise allocated in the management accounting process. During second quarter 2009, to more fully reflect total organizational profitability, internal management reporting was changed to fully absorb these costs and revenues at the line of business level. As a result, external Segment reporting has also been revised. Where material, prior periods have been restated.

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

	Operating Segments
	Commercial Banking	Consumer Banking	Investment Management and Trust	Other	Consolidated
	(dollars in thousands)
For the three months ended June 30, 2009
Net interest income (expense)	$6,266	$12,100	$(124)	$422	$18,664
Non-interest income	1,944	8,291	4,280	14,019	28,534

Total revenue	8,210	20,391	4,156	14,441	47,198
Provision for loan losses	21,416	(4,416)	—	—	17,000
Depreciation and amortization	243	772	71	937	2,023
Other non-interest expense	15,928	16,707	3,757	10,125	46,517

(Loss) Income before income taxes	(29,377)	7,328	328	3,379	(18,342)
Income tax (benefit) expense	(11,459)	2,859	128	854	(7,618)

Net (Loss) Income	$(17,918)	$4,469	$200	$2,525	$(10,724)

Segment (loss) profit percentage	-135%	34%	1%	N/A	-100%

For the three months ended June 30, 2008
Net interest income (expense)	$22,627	$15,888	$137	$(2,626)	$36,026
Non-interest income	2,123	10,232	5,557	1,621	19,533

Total revenue	24,750	26,120	5,694	(1,005)	55,559
Provision for loan losses	37,379	2,621	—	—	40,000
Depreciation and amortization	325	839	16	986	2,166
Other non-interest expense	18,757	22,772	4,991	(369)	46,151

(Loss) Income before income taxes	(31,711)	(112)	687	(1,622)	(32,758)
Income tax (benefit) expense	(11,439)	1,349	344	(2,778)	(12,524)

Net (Loss) Income	$(20,272)	$(1,461)	$343	$1,156	$(20,234)

Segment (loss) profit percentage	-95%	-7%	2%	N/A	-100%

	Operating Segments
	Commercial Banking	Retail Banking	Investment Management and Trust	Other	Consolidated
	(dollars in thousands)
For the six months ended June 30, 2009
Net interest income (expense)	$15,860	$24,550	$(385)	$1,105	$41,130
Non-interest income	3,729	16,337	7,947	21,912	49,925

Total revenue	19,589	40,887	7,562	23,017	91,055
Provision for loan losses	81,104	(1,361)	—	—	79,743
Depreciation and amortization	478	1,484	152	1,872	3,986
Other non-interest expense	30,148	34,559	7,800	11,488	83,995

(Loss) Income before income taxes	(92,141)	6,205	(390)	9,657	(76,669)
Income tax (benefit) expense	(35,935)	2,420	(152)	(1,880)	(35,547)

Net (Loss) Income	$(56,206)	$3,785	$(238)	$11,537	$(41,122)

Segment (loss) profit percentage	-107%	7%	0%	N/A	-100%

Assets	$2,634,639	$937,873	$2,438	$1,310,908	$4,885,858

For the six months ended June 30, 2008
Net interest income (expense)	$48,885	$31,525	$215	$(7,915)	$72,710
Non-interest income	4,446	19,841	11,028	2,117	37,432

Total revenue	53,331	51,366	11,243	(5,798)	110,142
Provision for loan losses	90,550	6,679	—	—	97,229
Depreciation and amortization	619	1,650	33	2,016	4,318
Other non-interest expense	39,842	40,162	9,755	(861)	88,898

(Loss) Income before income taxes	(77,680)	2,875	1,455	(6,953)	(80,303)
Income tax (benefit) expense	(29,367)	2,514	643	(6,400)	(32,610)

Net (Loss) Income	$(48,313)	$361	$812	$(553)	$(47,693)

Segment (loss) profit percentage	-103%	1%	2%	N/A	-100%

Assets	$3,035,096	$1,013,182	$12,397	$1,114,121	$5,174,796

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and subsidiaries’ (“AMCORE” or the “Company”) consolidated financial condition as of June 30, 2009 compared to December 31, 2008, and the consolidated results of operations for the three months and six months ended June 30, 2009 compared to the same period in 2008. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report. The Company has evaluated subsequent events through August 10, 2009, the date the accompanying Consolidated Financial Statements were filed with the Securities and Exchange Commission.

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

Contemplated, projected, forecasted or estimated results in such forward-looking statements involve certain inherent risks and uncertainties. A number of factors – many of which are beyond the ability of the Company to control or predict – could cause actual results to differ materially from those in its forward-looking statements. These factors include, among others, the following possibilities: (I) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new or existing competitors; (II) adverse state, local and federal legislation and regulation or adverse findings or rulings made by local, state or federal regulators or agencies regarding AMCORE and its operations; (III) failure to obtain new customers and retain existing customers and related deposit relationships; (IV) inability to carry out marketing and/or expansion plans; (V) ability to attract and retain key executives or personnel; (VI) changes in interest rates including the effect of prepayments; (VII) general economic and business conditions which are less favorable than expected; (VIII) equity and fixed income market fluctuations; (IX) unanticipated changes in industry trends; (X) unanticipated changes in credit quality and risk factors; (XI) success in gaining regulatory approvals when required; (XII) changes in Federal Reserve Board monetary policies; (XIII) unexpected outcomes on existing or new litigation in which AMCORE, its subsidiaries, officers, directors or employees are named defendants; (XIV) technological changes; (XV) changes in accounting principles generally accepted in the United States of America; (XVI) changes in assumptions or conditions affecting the application of “critical accounting estimates”; (XVII) inability of third-party vendors to perform critical services for the Company or its customers; (XVIII) disruption of operations caused by the conversion and installation of data processing systems; (XIX) adverse economic or business conditions affecting specific loan portfolio types in which the Company has a concentration, such as construction and land development loans; (XX) zoning restrictions or other limitations at the local level, which could prevent limited branch offices from transitioning to full-service facilities; (XXI) possible changes in the creditworthiness of customers and value of collateral and the possible impairment of collectibility of loans; (XXII) changes in lending terms to the Company and the Bank by the Federal Reserve, Federal Home Loan Bank, or any other regulatory agency or third party; (XXIII) the recently enacted Emergency Economic Stabilization Act of 2008, and the various programs the U.S. Treasury and the banking regulators are implementing to address capital and liquidity issues in the banking system, all of which may have significant effects on the Company and the financial services industry, the exact nature and extent of which cannot be determined at this time; and (XXIV) failure by the Company to comply with the provisions of any regulatory order or agreement to which the Company is subject could result in additional and material enforcement actions by the applicable regulatory agencies.

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

Cost efficiencies—The Company continues its efforts in 2009 to realign its cost structure to be consistent with its revenue stream. This is being accomplished through a four-prong approach that focuses on automation, vendor management, improved utilization of existing resources and flattening the organization’s hierarchy. Actions taken during second quarter 2009 included reductions in executive salaries by five percent, suspension of employee merit increases, decreases in the Company’s basic contribution to the 401(k) plan, and a nine percent reduction of its work force (the “Restructuring”). The Company has not suspended or reduced its employer matching contributions to the 401(k) plan. Charges of $1.9 million (the “Restructuring Charge”) related to the Restructuring were recorded in second quarter 2009. Since the end of second quarter 2008, full-time equivalent positions have declined 21%.

During 2008, the Company identified five under-utilized high-cost facilities that could be consolidated with other nearby locations (the “Facilities Consolidation”). These were two office buildings, one small older branch in a historical market, one leased Chicago suburban location with minimal consumer activity that housed mainly commercial lenders, and a leased branch with excess capacity, minimal access to customers, and high maintenance costs. A $1.5 million non-cash impairment charge was recorded in second quarter 2008 in connection with the Facilities Consolidation. One property was sold during 2008 at an amount equal to its book value while the other properties continue to be listed for sale.

Continuing its efforts to improve efficiencies, better utilize existing space and reduce costs, the Company closed its Lake Zurich limited branch office (LBO) on June 30, 2009, relocating the commercial team to its nearby Vernon Hills branch. During fourth quarter 2009, the Company will consolidate operations of three additional branches to other nearby facilities. These facilities include the Elgin-Big Timber branch, where customers will be able to utilize three nearby newer locations, the Wauwatosa, Wisconsin, branch, where the commercial team will relocate to a nearby leased facility, and the Northbrook LBO, which will close when a full service branch in Northbrook opens. Northbrook is the last of the Company’s new branches to open and construction on this new branch has been underway for more than a year. No impairment charges are expected for any of the 2009 Facilities Consolidations.

Capital and Liquidity—The Company and the Bank are taking all appropriate actions, including pursuing capital raising activities in order to increase capital and otherwise enhance its capital position. During fourth quarter 2008, the Company merged its Investment Management and Trust Group into the main Bank charter. This added more than $8 million of capital to the Bank, a more efficient use of the capital of the organization. See Capital Management section below for an expanded discussion of the regulatory capital standards. This also allows the Company to serve its customers with greater “One-Bank” operational clarity. In fourth quarter 2008, the Company suspended its quarterly dividend to preserve capital and parent company liquidity. AMCORE also elected to participate in the FDIC Transaction Account Guarantee Program, providing unlimited insurance on non-interest bearing transaction accounts through December 2009. On July 25, 2009, the Bank submitted a capital plan to the Office of the Comptroller of the Currency (the “OCC), outlining actions that it expects to pursue to further strengthen it capital position. See regulatory developments, discussed below. During 2008, the Bank continued to build its liquidity reserves to strengthen its funding stability as the economic environment became less stable. At June 30, 2009, the Bank’s liquidity reserves were approximately $650 million.

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

During 2008, the Bank joined the MoneyPass and Sum, surcharge-free ATM networks. As a result, AMCORE cardholders now have access to surcharge-free transactions at more than 19,000 ATMs across the United States, including a large concentration of ATMs conveniently located in the same geographic regions as AMCORE customers. These new relationships expand AMCORE’s channel of ATMs throughout Illinois and Wisconsin from roughly 800 at June 30, 2008 to more than 1,400 as of June 30, 2009.

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

On May 12, 2009, Ted Kopczynski was promoted to chief credit officer and senior vice president. As chief credit officer, he is responsible for developing, administering and providing general oversight of all credit policies and procedures; approving and recommending extensions of credit; and implementing effective credit risk management activities. Kopczynski has 27 years of experience in all phases of small and middle market loans and large structured transactions. Prior to joining AMCORE, he held senior credit, sales and leadership positions with Citibank, UBS Global Wealth Management and Merrill Lynch Business Financial Services Inc.

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

Branch expansion—During first quarter 2009, the Bank opened two new branches, one in Antioch, Illinois and one in Naperville, Illinois, and, as noted previously, has plans to open a third in Northbrook, Illinois during the fourth quarter. These three locations were already committed to and in the pipeline prior to the recent downturn in the credit cycle. This completes the Branch Expansion initiative that began in 2001. Modifications in branch hours were implemented in April 2009 to more closely reflect customer usage patterns and as part of the Company’s cost reduction measures.

Significant transactions—Net security gains of $12.9 million were realized in the second quarter 2009 due to the sale of $473 million in bonds. Security gains allowed the Company to restructure its balance sheet through selected debt extinguishments (Debt Extinguishment(s)), enhanced regulatory treatment and improved liquidity. It also allowed the Company to capture gains that might otherwise be jeopardized by the risk of prepayment of the securities. The Company incurred $5.4 million of prepayment fees and costs in connection with the Debt Extinguishments. This amount was recorded in other operating expenses in the Consolidated Statement of Operations.

During the quarter, the Federal Deposit Insurance Corporation (FDIC) assessed all insured depository institutions a special assessment, in addition to premiums that are normally assessed, to help replenish the FDIC’s bank deposit insurance fund. AMCORE’s share of the special assessment (the “FDIC Special Assessment”) was $2.4 million. This amount was recorded in insurance expense in the Consolidated Statement of Operations.

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

Regulatory developments—On May 15, 2008, the Bank entered into a written agreement (the “OCC Agreement”) with the OCC. The OCC Agreement describes commitments made by the Bank to address and strengthen banking practices relating to asset quality and the overall administration of the credit function at the Bank. The Bank has implemented enhancements to its credit processes to address the matters identified by the OCC and expects to comply with all the requirements specified in the OCC Agreement.

As announced on June 26, 2009, the Company has entered into a written agreement (the “Agreement”) with the FRB dated June 26, 2009, and on June 25, 2009, the Bank agreed to the issuance of a consent order (the “Consent Order”) by the OCC. The Agreement and Consent Order are the result of ongoing discussions between regulators and AMCORE’s management team. In general, the Agreement and Consent Order contain requirements to develop plans to raise capital and to revise and maintain a liquidity risk management program. The Consent Order requires the Bank to, among other things, (i) develop and submit a capital plan to the OCC by July 25, 2009, (ii) achieve and maintain, by September 30, 2009, Tier 1 capital at least equal to 8% of adjusted total assets, Tier 1 risk-based capital at least equal to 9% of risk-weighted assets and total risk-based capital at least equal to 12% of risk-weighted assets, and (iii) revise and maintain a liquidity risk management program within 60 days from the date of the Consent Order. In addition, the Agreement restricts the payment of dividends by the Company, as well as the taking of dividends or any other payment representing a reduction in capital from the Bank. The Agreement further requires that the Company shall not incur, increase, or guarantee any debt, repurchase or redeem any shares of its stock, or pay any interest or principal on subordinated debt or trust preferred securities, in each case without the prior approval of the FRB. The capital plan has been timely submitted to the OCC by the Bank and revisions to the liquidity program are in process.

The Company is taking all appropriate actions, including pursuing capital raising activities in order to increase capital and otherwise comply with the requirements set forth in the Agreement and Consent Order. There can be no assurance that the Company will be successful in those efforts. Failure to meet the requirements of the regulators may result in further regulatory actions as prescribed in the Agreement and Consent Order, or under applicable law.

As a result of the OCC Agreement, as well as the Agreement and Consent Order, the Company is ineligible for certain actions and expedited approvals without the prior written consent and approval of the applicable regulatory agency. These actions include, among other things, the appointment of directors and senior executives, making or agreeing to make certain payments to executives or directors, business combinations and branching.

Recent market and legislative developments—Despite some signs of improvement, the global and U.S. economies continue to experience significantly reduced business activity and unemployment as a result of, among other factors, disruptions in the financial system during the past year and a half. Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government sponsored entities and major commercial and investment banks.

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

New Accounting Standards

Transfer of Financial Assets—On June 9, 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, which clarifies when a transferor has surrendered control over transferred financial assets and thus is entitled to account for the transfer as a sale. The statement requires a transferor to evaluate its continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. It limits the circumstances in which the transfer of a financial asset, or portion of a financial asset, may be treated as a sale and also establishes specific conditions for reporting a transfer of a portion of a financial asset as a sale (i.e., a participating interest). If the transfer does not meet those conditions, a transferor should not account for the transfer as a sale. This statement most commonly affects when a loan participation may be treated as a sale by the transferor. It requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets that are accounted for as a sale. The statement also expands disclosure requirements. The statement is effective for annual and interim periods beginning after November 15, 2009 and for transfers occurring on or after the effective date. The Company has not yet evaluated this standard, but does not expect that it will have a material impact on its Consolidated Balance Sheets or Statements of Operation.

Subsequent Events—On May 28, 2009, the FASB issued SFAS No. 165 “Subsequent Events”, which requires that management must evaluate, as of the end of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued, or are available to be issued, and to disclose the date through which the evaluation has been made. As a public company, AMCORE is required to evaluate whether events subsequent to the end of the reporting period require disclosure or recognition through the date the financial statements are issued. The adoption of this standard for second quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operation.

Fair Value Measurements—In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, and amends SFAS No. 157 “Fair Value Measurements”. FSP No. FAS 157-4 provides additional guidance for determining the fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly and also provides guidance for determining whether a transaction is orderly. FSP No. FAS 157-4, which must be applied prospectively, was effective for interim and annual reporting periods ending after June 15, 2009. Early adoption was permitted for periods ending after March 15, 2009. Adoption of the amendments in first quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operation.

Other-Than-Temporary Impairment—In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”, which revised and expanded the guidance concerning the recognition and measurement of other-than-temporary impairments of debt securities classified as available for sale or held to maturity. In addition, they required enhanced disclosures concerning such impairment for both debt and equity securities. FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. Early adoption was permitted for periods ending after March 15, 2009. Adoption of the amendments in first quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operation.

Fair Value Disclosure—In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which amended both FAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting”, to require that disclosures concerning the fair value of financial instruments be presented in interim as well as in annual financial statements. The requirements of FSP No. 107-1 and APB 28-1 were effective for interim reporting periods ending after June 15, 2009. Early adoption was permitted for interim periods ending after March 15, 2009, but only if the election was made to adopt FSP No. FAS 157-4 and FSP No. FAS 115-2 and FAS 124-2 at the same time. Adoption of these standards in second quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operation.

Minority Interests—In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.” Among other things, SFAS 160 requires minority interests be recorded as a separate component of equity and that net income attributable to minority interests be clearly identified on the Statement of Income. SFAS No. 160 was effective for fiscal years and interim periods beginning on or after December 15, 2008, and was required to be applied prospectively, except for the presentation and disclosure requirements. Adoption of the amendments in first quarter 2009 did not have a material impact on the Consolidated Balance Sheets or Statements of Operations.

Derivative Instruments and Hedging Activities Disclosure—In 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” provided for enhanced disclosures to thereby improve the transparency of financial reporting. SFAS No. 161 was effective for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. Adoption of this standard in the first quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

OVERVIEW OF OPERATIONS AND SIGNIFICANT CATEGORIES

Overview of the Quarter

AMCORE reported a net loss of $10.7 million or $0.47 per diluted share for the quarter ended June 30, 2009 compared to a net loss of $20.2 million or $0.89 per diluted share for the same period in 2008, representing a $9.5 million or $0.42 per diluted share improvement quarter over quarter. AMCORE had negative returns on average equity and on average assets of 18.14% and 0.84%, respectively, for second quarter 2009, compared to negative returns of 23.54% and 1.58%, respectively, for the same period in 2008.

Significant Categories

Changes in the significant categories of second quarter 2009 net loss, compared to second quarter 2008, were:

Net interest income—Declined $17.4 million as increased levels of non-accrual loans and the cost of building liquidity resulted in lower spreads. Net interest margin was 1.59% in second quarter 2009 compared to 3.07% in second quarter 2008.

Provision for loan losses—Decreased $23.0 million to $17.0 million in second quarter 2009 from $40.0 million in second quarter 2008. While non-performing loans and net charge-offs have increased from the comparable year-ago quarter, the rate of growth decreased significantly on a linked quarter basis.

Non-interest income—Increased $9.0 million to $28.5 million in the second quarter 2009 compared to $19.5 million in the same period of 2008. Security gains in the second quarter of 2009 were $12.9 million, compared to none in the second quarter of 2008, more than offsetting declines in all other categories of non-interest income. On a linked quarter basis most categories reflected increases.

Operating expenses—Were essentially flat at $48.5 million in second quarter 2009 compared to $48.3 million in second quarter 2008. Most categories of operating expenses were down over the prior period, reflecting the Restructuring. These declines were offset by increased FDIC insurance costs and loan processing and collection costs. In second quarter 2008 the Company recorded non-recurring charges of $6.1 million and $1.5 million, respectively, for goodwill impairment and Facilities Consolidation. In second quarter 2009, the Company incurred $5.4 million in Debt Extinguishment and $1.9 million in Restructuring Charges.

Income tax benefit—Decreased $4.9 million, primarily due to a $14.4 million decline in loss before income tax from $32.8 million in second quarter 2008 to $18.3 million in second quarter 2009. See Note 11 of Notes to the Consolidated Financial Statements.

The effective tax rate was 41.5% in second quarter 2009 compared to 38.2% in second quarter 2008. Items that are exempt from taxes, such as municipal bond income and increases in cash surrender value (CSV) of Bank and Company owned life insurance (COLI), while generally resulting in an effective tax rate that is lower than the statutory tax rate, have the opposite effect in a period where there is a loss before income taxes. Conversely, items that typically increase the effective tax rate, such as the non-deductible goodwill impairment incurred in second quarter 2008, will cause the effective tax rate to be lower.

Overview of Year-to-Date

AMCORE reported a net loss of $41.1 million or $1.81 per diluted share for the six months ended June 30, 2009 compared to a net loss of $47.7 million or $2.11 per diluted share for the same period in 2008, representing a $6.6 million or $0.30 per diluted share improvement. AMCORE had negative returns on average equity and on average assets of 33.67% and 1.61%, respectively, for the first six months of 2009, compared to negative returns of 26.61% and 1.86%, respectively, for the same period in 2008. While the year-to-date loss in 2009 is lower than the year-to-date loss in 2008, the decline in average equity period-to-period due to losses in intervening quarters resulted in a higher negative return on average equity for the first six months of 2009 than in the first six months of 2008.

Significant Categories

Changes in the significant categories for the first six months of 2009 net loss, compared to the first six months of 2008, were:

Net interest income—Declined $31.6 million. As was the case for the quarter-to-date comparisons, increased levels of non-accrual loans and the cost of building liquidity resulted in lower spreads. Net interest margin was 1.76% for the first six months of 2009 compared to 3.10% for the first six months of 2008.

Provision for loan losses—Decreased $17.5 million to $79.7 million for the first six months of 2009 from $97.2 million for the first six months of 2008, reflecting the decreased rate of growth in non-performing loans and net charge-offs over recent quarters.

Non-interest income—Increased $12.5 million to $49.9 million in the first six months of 2009 compared to $37.4 million in the same period of 2008. Security gains in the first six months of 2009 were $19.8 million, compared to $1.0 million for the same period in 2008, more than offsetting declines in all other categories of non-interest income.

Operating expenses—Declined $5.2 million to $88.0 million for the first six months of 2009 compared to $93.2 million for the first six months of 2008. The decline was primarily due to lower personnel costs, provision for unfunded commitment losses and professional fees, partly offset by higher loan processing and collection costs and FDIC insurance costs. As was the case for the quarter-to-quarter comparison, non-recurring charges incurred in the first six months of 2008 for goodwill impairment and Facilities Consolidation were offset by Debt Extinguishment and Restructuring Charges incurred in the first six months of 2009.

Income tax benefit—Increased $2.9 million. While the loss before income taxes for the first six months of 2009 was $3.6 million lower than the same period in 2008, the corresponding decrease in income tax benefits was more than offset by a $2.6 million valuation allowance on state tax loss carryforwards in first quarter 2009 and the $6.1 million goodwill impairment charge in second quarter 2008 that was non-deductible for income tax purposes. See Note 11 of Notes to the Consolidated Financial Statements.

The effective tax rate was 46.4% for the first six months of 2009 compared to 40.6% for the first six months of 2008. As noted previously, items that are exempt from taxes, such as municipal bond income and increases in cash surrender value (CSV) of Bank and Company owned life insurance (COLI), while generally resulting in an effective tax rate that is lower than the statutory tax rate, have the opposite effect in a period where there is a loss before income taxes.

EARNINGS REVIEW OF CONSOLIDATED STATEMENTS OF OPERATIONS

The following discussion compares the major components of the Consolidated Statements of Operations and their impact for three and six months ended June 30, 2009 and 2008.

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

Overview—As reflected below, net interest income, on an FTE basis, declined $17.7 million or 48% in second quarter 2009 compared to second quarter 2008, and declined $32.0 million or 43% for the first six months of 2009 compared to the same period in 2008. Declines in FTE interest income of $20.0 million and $42.0 million for the three and six-month periods, respectively, were only partly offset by declines of $2.3 million and $10.0 million, respectively, in interest expense.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Interest Income Book Basis	$49,425	$69,088	$103,303	$144,889
FTE Adjustment	435	803	1,100	1,549

Interest Income FTE Basis	$49,860	$69,891	$104,403	$146,438
Interest Expense	30,761	33,062	62,173	72,179

Net Interest Income FTE Basis	$19,099	$36,829	$42,230	$74,259

Net Interest Spread	1.25%	2.71%	1.45%	2.70%
Net Interest Margin	1.59%	3.07%	1.76%	3.10%

Net interest spread and margin (See Tables 1 and 2)—Net interest spread declined 146 basis points to 1.25% in second quarter 2009 from 2.71% in second quarter 2008. The net interest margin was 1.59% in second quarter 2009, a decline of 148 basis points from 3.07% in second quarter 2008. For the comparable six-month periods, net interest spread declined 125 basis points to 1.45% from 2.70%, while net interest margin declined 134 basis points to 1.76% from 3.10%.

The declines in net interest spread and net interest margin for both the three and six month periods were primarily due to lower loan yields that were driven by increased levels of non-accrual loans. These were not matched by declines in funding rates as declines in average bank-issued transactional deposits were replaced with higher-cost bank-issued time deposits and wholesale funding sources. In addition, some transactional deposit products have reached levels at which further reductions in rates paid are limited. The cost of building and holding additional liquidity in lower yielding investments and the affect of shrinking both the Company’s investment and loan portfolios also contributed to the decline in net interest income.

Changes due to volume (See Tables 3 and 4)—In second quarter 2009, net interest income (FTE) increased $81,000, due to an $18.3 million increase in average earning assets. Average loan balances decreased by $415 million, while average investment securities and short-term investments increased a combined $429 million. For the six-month period, net interest income (FTE) decreased $607,000, despite a $9.6 million increase in average interest earning assets, as average interest bearing liability volumes increased $54.8 million in order to fund a decline in stockholders’ equity caused by cumulative net losses. For the six-month period, average loan volumes decreased $305 million while investment securities and short-tem investments increased a combined $309 million.

The reduction in average loans, for both the three and six-month periods, was attributable to an overall effort to reduce the Company’s exposure to non-strategic, non-relationship based accounts. In addition, the Company continues to migrate its balance sheet to a lower proportion of investment securities and a higher proportion of cash equivalents and short-term investments in its efforts to build liquidity.

Changes due to rate (See Table 3 and 4)—In second quarter 2009, net interest income (FTE) declined due to average rates by $17.8 million when compared with the same period in 2008. This was comprised of a $20.3 million decrease in interest income that was only partly offset by a $2.5 million decrease in interest expense. Both interest-earning asset yields and interest-bearing liability costs were affected by three separate decreases in the federal funds (Fed Funds) rate totaling a combined 175 basis points, all of which occurred since the second quarter of 2008. In addition, non-performing loans increased from $172 million at June 30, 2008 to $416 million as of June 30, 2009. The Bank must continue to fund these non-earnings assets until they are resolved.

The yield on average earnings assets decreased 170 basis points to 4.13% for second quarter of 2009 compared to 5.83% for second quarter 2008. During the same period of time, the rate paid on average interest bearing liabilities decreased 24 basis points, to 2.88% from 3.12%. In addition to the drag on loan yields caused by the increase in non-performing loans, rates on average interest bearing liabilities did not decline as much as the rates earned on average earnings assets as lower cost bank-issued transactional deposits declined $715 million on average, and were more than replaced by a combined $815 million average increase in higher cost bank-issued time deposits and wholesale funding sources. In addition, and as noted above, some transactional deposit products, now yielding 0.37% on average, have reached levels at which further reductions in rates paid are limited.

For the first six months of 2009, net interest income (FTE) declined due to average rates by $31.4 million when compared with the same period in 2008. This was comprised of a $42.3 million decrease in interest income that was only partly offset by a $10.9 million decrease in interest expense. Both interest-earning asset yields and interest-bearing liability costs were affected by four separate decreases in the federal funds (Fed Funds) rate totaling a combined 200 basis points, all of which occurred since the first quarter of 2008. In addition, non-performing loans increased from $172 million at June 30, 2008 to $416 million as of June 30, 2009. As noted above, the Bank must continue to fund these non-earnings assets until they are resolved.

The yield on average earnings assets decreased 176 basis points to 4.35% for the six-month period in 2009 compared to 6.11% for the same period in 2008. During the same time periods, the rate paid on average interest bearing liabilities decreased 51 basis points, to 2.90% from 3.41%. Average bank-issued transactional deposits declined $713 million on average, and were more than replaced by a combined $807 million average increase in higher cost bank-issued time deposits and wholesale funding sources. Transactional deposit products yielded 0.46% on average for the six-month period in 2009.

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

The second quarter 2009 Provision was $17 million, a decrease of $23 million from $40 million in second quarter 2008. For the first six months of 2009 Provision was $79.7 million, a $17.5 million decrease from $97.2 million for the first six months of 2008. Several factors contributed to the lower level of Provision for both the three and six-month periods of 2009, compared to the same periods in 2008. While non-performing loans were up substantially from the year ago periods, the increases were largely provided for in the intervening quarters. The increase in non-performing loans for second quarter 2009, compared to first quarter 2009 was $14 million or three percent, the lowest quarterly increase since third quarter 2007. Delinquencies, loans that are thirty to eighty-nine days past due, declined $44 million, or nearly 41%, compared to first quarter 2009, their lowest level since third quarter 2007. Net charge-offs, at $20.7 million for second quarter 2009, were their lowest level since second quarter 2008.

See discussion of Allowance for Loan Losses, below, for additional information.

Non-Interest Income

Total non-interest income is comprised primarily of fee-based revenues from Investment Management and Trust and bank-related service charges on deposits. Income from bankcard fee income, Bank and Company owned life insurance (COLI), brokerage commission and security gains are also included in this category.

Overview—Non-interest income increased $9.0 million to $28.5 million in the second quarter 2009 compared to $19.5 million in the same period of 2008. Security gains in the second quarter of 2009 were $12.9 million, compared to none in the second quarter of 2008, more than offsetting declines in all other categories of non-interest income. For the first six months of 2009, non-interest income increased $12.5 million to $49.9 compared to $37.4 million in the same period of 2008. Security gains in the first six months of 2009 were $19.8 million, compared to $1.0 million for the same period in 2008, more than offsetting declines in all other categories of non-interest income.

Investment management and trust income—Investment Management and Trust (IMT) income includes trust services, investment management, estate administration, financial planning and employee benefit plan recordkeeping and administration. IMT income totaled $3.5 million in second quarter 2009, a decrease of $850,000 or 19% from $4.4 million in second quarter 2009. For the six-month period ending June 30, 2009 IMT income was $6.5 million, a $2.2 million or 25% decrease from $8.7 million for the same period in 2008. The decrease for both the three and six-month periods in 2009, compared to the same periods in 2008, was primarily attributable to lower market values of the underlying managed and administered portfolios. Compared to first quarter 2009, IMT was up $540,000, reflecting recent recoveries in market values. At June 30, 2009, total assets under administration were $2.0 billion compared to $1.9 million at March 31, 2009 and $2.5 billion at June 30, 2008.

Service charges on deposits—Service charges on deposits, the Company’s largest source of non-interest income, totaled $7.0 million in second quarter 2009, a $1.7 million or 19% decrease from $8.7 million in second quarter 2008. For the first six months of 2009 and 2008, income from service charges on deposits were $13.4 million and $16.0 million, a $2.6 million or 16% decrease. Service charges on consumer deposit accounts for these periods declined as consumers have curtailed spending. Compared to first quarter 2009, service charges on deposit increased $626,000 or 10%, reflecting some increase in customer activity.

COLI income—COLI income totaled $1.1 million and $2.1 million, respectively, for the first three and six months of 2009. This compares to $1.1 million and $2.3 million, respectively, for the same periods in 2008, reflecting lower yields on underlying assets and lower balances for the year-to-date period. AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. During the first quarter of 2009, a partial redemption of COLI policies of $10 million was completed, reflecting lower employee program obligations and to provide additional liquidity at the parent. As of June 30, 2009, the cash surrender value (CSV) of COLI was $137 million.

Security gains—Net security gains of $12.9 million were realized in the second quarter 2009 compared to none in the prior year period. For the respective year-to-date periods, security gains were $19.8 million and $1.0 million. Security gains allowed the Company to improve liquidity, optimize capital usage and capture gains jeopardized by the risk of prepayment. In general, securities with higher risk-based capital requirements, and were reinvested in securities with lower risk-based capital requirements. See Note 2 of Notes to the Consolidated Financial Statements for additional information on the change in the composition of the Company’s securities portfolio.

Other non-interest income—For second quarter 2009, other non-interest income, which includes brokerage commission income, bankcard fee income and other, totaled $4.0 million, down $1.4 million from $5.4 million for second quarter 2008, reflecting a decrease in brokerage commission income, customer service fees, derivative mark-to-market income and bankcard fee income. For the six-month period ending June 30, 2009, these items totaled $8.1 million, down $883,000 from $9.4 million for the same period in 2008. The decline was primarily due to lower brokerage commission income.

Operating Expenses

Overview—Operating expenses were essentially flat at $48.5 million in second quarter 2009 compared to $48.3 million in second quarter 2008. While most categories of operating expenses were down over the period, reflecting the Restructuring, the declines were offset by increased FDIC insurance costs and loan processing and collection costs. For the comparable year-to-date periods, operating expenses declined $5.2 million to $88.0 million compared to $93.2 million. The decline was primarily due to lower personnel costs, provision for unfunded commitment losses and professional fees, partly offset by higher loan processing and collection costs and FDIC insurance costs. Non-recurring charges of $6.1 million and $1.5 million, respectively, incurred in second quarter 2008 for goodwill impairment and Facilities Consolidation were offset by the $5.4 million Debt Extinguishment and $1.9 million Restructuring Charges incurred in second quarter 2009.

The efficiency ratio was 103% and 97% for the three and six-months ended June 30, 2009. This compares to 87% and 85% for the same periods in 2008 first quarter 2008. The efficiency ratio is calculated by dividing total operating expenses by revenues. Revenues are the sum of net interest income and non-interest income.

Personnel expense—Personnel expense includes compensation expense and employee benefits and is the largest component of operating expenses, totaling a combined $19.1 million in second quarter 2009, compared to $22.0 million in second quarter 2008, a decline of $2.9 million or 13%. Year-to-date 2009, personnel costs were $39.9 million, a decline of $6.5 million or 14% from the year-to-date 2008.

The majority of the $2.9 million and $6.5 million declines relates to the savings associated with the Company’s cost efficiencies initiative and reductions in staff from the Restructuring. Staffing levels are 21% below levels of one year ago. Second quarter 2009 included a $1.9 million Restructuring Charge. First quarter 2008 included $758,000 in costs associated with the Executive Retirement and $462,000 of severance related to staff eliminations connected to the Company’s cost efficiencies undertaken in 2008.

Facilities expense—Facilities expense, which includes net occupancy expense and equipment expense, was a combined $6.0 million in second quarter 2009, a $420,000 or 6% decrease compared to second quarter 2008. This compares to $12.5 million for the first six months of 2009, a $795,000 or 6% decrease from the same period in 2008. The decrease was primarily due to lower equipment and software depreciation, lower building and equipment service contracts and maintenance, and fewer desktop PC expenditures.

Professional fees—Professional fees include legal, consulting, auditing and external portfolio management fees and totaled $1.5 million in second quarter 2009, a decrease of $434,000 or 22% from second quarter 2008. For the 2009 six-month period, professional fees were $3.4 million, down $1.1 million or 25% from $4.5 million in 2008. The decrease reflects lower legal and consulting fees, which included costs associated with the Executive Retirement in the first half 2008. External portfolio management fees have also declined as the size of the investment portfolio declines. These declines were partially offset by higher regulatory, external and internal audit fees.

Loan related costs—Loan related costs include loan processing and collection expense and provision for unfunded commitment losses and totaled a combined $3.1 million in the second quarter of 2009, and $2.0 million in the prior year. Year-to-date 2009 these costs totaled $5.4 million, compared to $6.7 million for the same period in 2008. Loan collection activities have increased, due to higher levels of non-performing loans, and provision for unfunded commitments has stabilized. For the six-months ended June 30, 2009, provision for unfunded commitments was $379,000. This compares to $3.1 million for the same period in 2008.

Insurance expense—Insurance expense, which includes FDIC insurance fund premiums, was $7.9 million and $10.3 million, respectively, for the three and six-month periods in 2009, compared to $1.5 million and $2.0 million for the same periods, respectively, in 2008. Second quarter 2009 included the $2.4 million FDIC Special Assessment. The Company has also experienced an increase in FDIC insurance premiums, generally, since the first quarter of 2008, as insurance rates have increased and coverage has broadened.

Goodwill impairment—Goodwill impairment for second quarter and year-to-date 2008 was $6.1 million and completely eliminated all goodwill previously carried on the Company’s balance sheet. The write-off was due to the considerable and protracted discount of the Company’s stock value compared to its book value, which affected all business segments, as well as due to the decline in the operating results of the Company.

Other operating expenses—Other operating expenses includes data processing expense, communication expense, and other costs, and were a combined $10.9 million in second quarter 2009, compared to $8.2 million in second quarter 2008, a $2.7 million increase. For the first six months of 2009, these costs were $16.5 million, an increase of $2.3 million from $14.2 million in 2008. For both the quarter and year-to-date periods, the increases were due to the $5.4 million second quarter 2009 Debt Extinguishment costs, offset by the $1.5 million second quarter 2008 Facilities Consolidation impairment charge. This increase was also partially offset by lower discretionary spending on other costs due to the Company’s cost efficiencies initiative as well as lower fraud losses.

Income Taxes

Income tax benefit for second quarter 2009 decreased $4.9 million from second quarter 2008, primarily due to a $14.4 million decline in loss before income tax from $32.8 million in second quarter 2008 to $18.3 million in second quarter 2009. For the respective year-to-date periods, income tax benefit increased $2.9 million. While the loss before income taxes for the first six months of 2009 was $3.6 million lower than the same period in 2008, the corresponding decrease in income tax benefits was more than offset by a $2.6 million valuation allowance on state tax loss carryforwards in first quarter 2009 and the $6.1 million goodwill impairment charge in second quarter 2008 that was non-deductible for income tax purposes. See Note 11 of Notes to the Consolidated Financial Statements.

The effective tax rate was 41.5% in second quarter 2009 compared to 38.2% in second quarter 2008, and 46.4% for the first six months of 2009 compared to 40.6% for the first six months of 2008. Items that are exempt from taxes, such as municipal bond income and increases in cash surrender value (CSV) of Bank and Company owned life insurance (COLI), while generally resulting in an effective tax rate that is lower than the statutory tax rate, have the opposite effect in a period where there is a loss before income taxes.

The Company has recorded $97 million of deferred tax assets as of June 30, 2009. This compares to $69 million at December 31, 2008. Realization of deferred tax assets is dependent upon generating sufficient taxable income in the carryforward periods to cover net operating losses generated by the reversal of temporary differences. A valuation allowance is provided by way of a charge to income tax expense if it is determined that it is not more likely than not that some or all of the deferred tax asset will be realized.

As of June 30, 2009, the Company believes it is more likely than not that deferred tax assets will be realized and, therefore, no allowance was considered necessary. In making that determination, management evaluated both positive and negative evidence including recent historical financial performance, forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions. The Company performs and updates this evaluation on a quarterly basis.

Accrual of valuation allowances against deferred tax assets are estimates subject to change based upon the outcome of future events and changing circumstances. If different assumptions and conditions were to prevail, and there was not sufficient positive evidence to overcome observable negative evidence regarding the ultimate realization of the deferred tax asset, a valuation allowance would be necessary to absorb unrealized deferred taxes. The valuation allowance would be established by way of a charge to income tax expense.

For regulatory capital purposes, different criteria apply for determining valuation allowances against deferred tax assets. For regulatory capital purposes, the Company and the Bank have established valuation allowances of $75 million and $71 million, respectively. Any valuation allowance that may become necessary in subsequent periods for financial reporting purposes, because of future events or changing circumstances, would not affect regulatory capital unless or until it exceeded these amounts.

EARNINGS REVIEW BY BUSINESS SEGMENT

AMCORE’s internal reporting and planning process focuses on three primary lines of business (Segment(s)): Commercial Banking, Consumer Banking and Investment Management and Trust. Note 13 of the Notes to Consolidated Financial Statements presents a condensed Statement of Operations and total assets for each Segment. The Company previously reported mortgage banking as a separate segment, however, due to the Restructuring, the mortgage business is now part of the consumer banking group.

The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray each Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an allocation of shared support function expenses and corporate overhead. The Commercial and Consumer Segments also include funds transfer adjustments to appropriately reflect the cost of funds on loans made, funding credits on deposits generated and the cost of maintaining adequate liquidity. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2008.

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

Total Segment results differ from consolidated results primarily due to treasury and investment activities such as the offset to the funds transfer adjustments made to the Segments, interest income on the securities investment portfolio, gains and losses on the sale of securities, COLI, CRA related fund income and derivative gains and losses. The impact of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and is included in the “Other” column of Note 13 of the Notes to Consolidated Financial Statements. Prior to second quarter 2009, Other also included corporate administration costs and items not otherwise allocated in the management accounting process. During second quarter 2009, to more fully reflect total organizational profitability, internal management reporting was changed to fully absorb these costs and revenues at the line of business level. As a result, external Segment reporting has also been revised. Where material, prior periods have been restated.

Commercial Banking

The Commercial Banking Segment (Commercial) provides commercial banking services to middle market and small business customers through the Bank’s branch locations. The services provided by Commercial include lending, business checking and deposits, treasury management and other traditional as well as electronic services.

Overview—Commercial net loss for the first six months of 2009 was $56.2 million, compared to a net loss of $48.3 million in first six months of 2008, a decline of $7.9 million. Commercial total assets were $2.6 billion at June 30, 2009 and represented 54% of total consolidated assets. This compares to $3.0 billion and 59% at June 30, 2008.

The $7.92 million decline was due to a $33.0 million decrease in net interest income that was partially offset by a $9.4 million decrease in Provision, a $9.8 million decrease in non-interest expense and a $6.6 million increase in net tax benefit.

The decrease in net interest income was primarily due to lower loan yields that were driven by increased levels of non-accrual loans and lower loan volumes. The cost of building and holding additional liquidity also contributed to the decline in net interest income. While non-performing loans continue to rise, the increase was largely provided for in the intervening quarters, resulting in the lower Provision year-over-year. The decline in non-interest expense reflects lower direct segment and allocated support expenses, primarily personnel costs, and is the result of the Restructuring and continued cost efficiency initiatives. The decline also includes the $2.4 million goodwill impairment charge incurred in 2008. These declines were partially offset by increased loan processing and collection costs and FDIC insurance costs. Income tax benefit increased due to increased losses before taxes.

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

Overview—Consumer net income for the first six months of 2009 was $3.8 million compared to net income of $361,000 for the first six months of 2008, an increase of $3.4 million. Consumer total assets were $938 million at June 30, 2009 and represented 19% of total consolidated assets. This compares to $1.0 billion and 20% at June 30, 2008.

The $3.4 million increase was primarily due to an $8.0 million decline in Provision and a $5.7 million decline in non-interest expense. These were partially offset by lower net interest income and non-interest income of $7.0 million and $3.5 million, respectively.

The decrease in net interest income was primarily due to lower loan yields and volumes, as well as the cost of building and holding additional liquidity. The decrease in non-interest income was mainly due to lower service charges on deposits and mortgage revenues. The decrease in Provision was due to a decline in the loan portfolio and lower than expected loss rates, particularly on the indirect automobile portfolio. The decline in non-interest expense reflects lower direct segment and allocated support expenses, primarily personnel costs, and is the result of the Restructuring and continued cost efficiency initiatives. The decline also includes the $3.6 million goodwill impairment charge incurred in 2008. These declines were partially offset by increased FDIC insurance costs. Income taxes increased due to higher income before taxes.

Investment Management and Trust

The Investment Management and Trust Segment (IMT) provides wealth management services, which includes trust services, investment management, estate administration, financial planning, employee benefit plan recordkeeping and administration and brokerage services.

Overview—IMT net loss for first six months of 2009 was $238,000, compared to net income of $812,000 for the first six months of 2008, a decline of $1.1 million. IMT total assets were $2.4 million at June 30, 2009 and represented less than 1% of total consolidated assets compared to $12.4 million at June 30, 2008. The decline in assets is attributable to the December 31, 2008 merger of IMT into the Bank.

The $1.1 million decrease was due to a $3.1 million decline in non-interest income that was partly offset by a $1.8 million decrease in non-interest expense and a $795,000 decrease in income taxes. The decline in non-interest income was primarily the result of lower administered asset values. The decline in non-interest expense reflects lower direct segment and allocated support expenses, primarily personnel costs, and is the result of the Restructuring and continued cost efficiency initiatives. Income taxes decreased due to a loss before taxes in 2009, versus income before taxes in 2008.

BALANCE SHEET REVIEW

Total assets were $4.9 billion at June 30, 2009 and $5.1 billion at December 31, 2008, reflecting a decrease of $174 million. Total liabilities decreased $134 million over the same period while stockholders’ equity decreased $40 million. The following discusses changes in the major components of the Consolidated Balance Sheet since December 31, 2008.

Cash and Cash Equivalents

Cash and cash equivalents decreased $51 million from December 31, 2008 to June 30, 2009. Cash provided by operating activities of $18 million and cash provided by investing activities of $66 million were more than offset by cash used in financing activities of $135 million.

Securities Available for Sale

Total securities available for sale as of June 30, 2009 were $954 million, an increase of $96 million or 11% from December 31, 2008. At June 30, 2009, the total securities available for sale portfolio comprised 20% of total earning assets, including COLI. Among the factors affecting the decision to purchase or sell securities are the current assessment of economic and financial conditions, including the interest rate environment, regulatory capital levels, the liquidity needs of the Company, and its pledging obligations. Security levels increased despite the sale of $857 million in bonds related to the Company’s efforts to restructure its balance sheet through selected Debt Extinguishment, enhanced regulatory treatment and improved liquidity.

As of June 30, 2009, mortgage-backed (MBS), collateralized mortgage obligations (CMO), and other asset-backed (ABS) securities totaled $526 million and represented 55% of total available for sale securities. The distribution included $235 million of MBS and $240 million of CMOs issued by U.S. Government sponsored enterprises (GSEs) and U.S. Government Agencies, and $24 million of CMOs and $27 million of ABS that were privately issued.

The $954 million of total securities available for sale includes gross unrealized gains of $3 million and gross unrealized losses of $15 million. Unrealized gains and unrealized losses is the difference between a security’s fair value and carrying value. The fair value of a security is generally influenced by two factors, market risk and credit risk. Market risk is the exposure of the security to changes in interest rate. There is an inverse relationship to changes in the fair value of the security with changes in interest rates, meaning that when rates increase the value of the security will decrease. Conversely, when rates decline the value of the security will increase. Credit risk arises from the extension of credit to a counter-party, for example a purchase of corporate debt in security form, and the possibility that the counter-party may not meet its contractual obligations. The Company’s policy is to invest in securities with low credit risk, such as U.S. Treasuries, U.S. government agencies (such as the Government National Mortgage Association or “GNMA”), GSEs (such as the Federal Home Loan Mortgage Corporation or FHLMC and the Federal National Mortgage Association or FNMA), state and political obligations, and highly-rated private issue mortgage and asset-backed securities. Unlike agency debt, GSE debt is not secured by the full faith and credit of the United States.

The combined effect of the Company’s gross unrealized gains and gross unrealized losses, net of tax, is included as other comprehensive income (OCI) in stockholders’ equity, as none of the securities with gross unrealized losses are considered other than temporarily impaired. Of the $15 million of gross unrealized losses, $8 million relate to securities that have had a fair value less than book value for over twelve months. Included in the $8 million is $3 million related to six private issue mortgage related collateral mortgage obligations and $5 million related to seven private issue asset backed obligations. The Company believes these bonds have sufficient credit enhancement and expects recovery of the entire cost basis of the securities. As of June 30, 2009, the Company does not intend to sell the securities and does not believe it will be required to sell the securities before their anticipated recovery.

For comparative purposes, at December 31, 2008, gross unrealized gains of $13 million and gross unrealized losses of $26 million were included in the securities available for sale portfolio. For further analysis of the securities available for sale portfolio, see Note 2 of the Notes to Consolidated Financial Statements.

Trading Securities

Debt and equity securities held for resale are classified as trading securities and reported at fair value. Realized gains or losses are reported in non-interest income. There were no trading securities at June 30, 2009.

Loans Held for Sale

At June 30, 2009, mortgage origination fundings awaiting sale were $11 million, compared to $7 million at December 31, 2008. All loans held for sale are recorded at the lower of cost or market value. The majority of all mortgage loans are sold for a fee net of origination costs.

Loans

Loans represent the largest component of AMCORE’s earning asset base. At June 30, 2009, total loans were $3.4 billion, a decrease of $425 million from December 31, 2008, and represented 72% of total earning assets including COLI. The reduction in average loans is attributable to efforts to reduce the Company’s portfolio exposure to non-strategic, non-relationship based accounts. See Note 3 of the Notes to Consolidated Financial Statements.

Total commercial real estate loans, including real estate construction loans, decreased $226 million or 10%. Commercial, financial and agricultural loans decreased $131 million or 17%. Installment and consumer loans decreased $46 million or 12%. Residential real estate loans decreased $23 million or 5%.

Deposits

Total deposits at June 30, 2009 were $4.2 billion, an increase of $302 million or 8% when compared to December 31, 2008. The increase was due to a $222 million increase in bank-issued deposits and an $80 million increase in wholesale deposits. The increase in bank-issued deposits reflects the Company’s efforts to build additional liquidity. Bank-issued deposits represent 72% of total deposits at both June 30, 2009 and December 31, 2008.

Borrowings

Borrowings totaled $379 million at June 30, 2009 and were comprised of $149 million of short-term borrowings and $230 million of long-term borrowings. Comparable amounts at the end of 2008 were $436 million and $380 million, respectively, for combined borrowings of $815 million. Since December 31, 2008, total borrowings have decreased by $437 million, comprised of a $287 million decrease in short-term borrowings and a $150 million decrease in long-term borrowings. The net decrease in borrowings included $248 million in Federal Home Loan Bank (FHLB) advances, the payoff of $50 million of Federal Reserve Term Auction Facility borrowings, and a decrease of $140 million in repurchase agreements offset by an increase of $3 million in U.S. Treasury tax and loan note accounts. The decline in FHLB advances and repurchase agreements reflect the impact of the Debt Extinguishment. See Notes 4 and 5 of the Notes to Consolidated Financial Statements.

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

As of June 30, 2009, the Company had $20 million outstanding from a $20 million senior debt facility agreement scheduled to mature April 2010. The Agreement and Consent Order caused the Company to be in technical default of this facility, although the Company has been current with all its payments due under the facility. On July 31, 2009, AMCORE received a waiver of the technical default and paid the facility down by $7.5 million. Additionally, the maturity of the remaining $12.5 million was extended to April 2011.

On January 28, 2009, Fitch downgraded the Company’s and the Bank’s long-term Issuer Default ratings to CCC and B-, respectively. Short-term issuer default ratings for both the Company and the Bank were downgraded to C. In addition, Fitch revised the Rating Outlook to “Rating Watch Off.” Neither the Company nor the Bank have any outstanding debt that is rated by Fitch.

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

Mortgage loan sales—The Company sells the majority of the mortgage loans that it originates, including the rights to service the loans sold, to a national mortgage services company in a private-label loan processing and servicing support arrangement. At June 30, 2009 the unpaid principal balance of mortgage loans serviced for others was $15 million, compared to $16 million at December 31, 2008. These loans are not recorded on the Company’s Consolidated Balance Sheets. As of June 30, 2009 and December 31, 2008, the Company had recorded $115,000 and $124,000, respectively, of OMSRs. There were no impairment valuation allowances for either period.

Derivatives—The Company periodically uses derivative contracts to help manage its exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives used most often are interest rate swaps, and on occasion caps, collars and floors (collectively the “Interest Rate Derivatives”), mortgage loan commitments and forward contracts. As of June 30, 2009 and December 31, 2008, there were no caps, collars or floors outstanding. Interest Rate Derivatives are contracts with a third-party (the “Counter-party”) to exchange interest payment streams based upon an assumed principal amount (the “Notional Principal Amount”). The Notional Principal Amount is not advanced to/from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams and is not recorded on the Consolidated Balance Sheets. AMCORE does not have any derivatives that are held or issued for trading purposes but it does have some derivatives that do not qualify for hedge accounting. AMCORE monitors credit risk exposure to the Counter-parties. All Counter-parties, or their parent company, have investment grade credit ratings and are expected to meet any outstanding interest payment obligations.

The total notional amount of Interest Rate Derivatives outstanding was $75 million and $43 million as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009, Interest Rate Derivatives had a net negative carrying and fair value of $123,000, compared to a net negative carrying and fair value of $1.0 million at December 31, 2008. The total notional amount of forward contracts outstanding for mortgage loans to be sold was $37 million and $61 million as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009 and December 31, 2008, the forward contracts had a net positive and a net negative carrying value of $363,000 and $643,000, respectively. For further discussion of derivatives, see Note 6 of the Notes to Consolidated Financial Statements.

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

At June 30, 2009 and December 31, 2008, liabilities in the amount of $28,000 and $83,000, respectively, representing the value of the guarantee obligations associated with certain of the letters of credit, had been recorded in accordance with FIN No. 45. These amounts are expected to be amortized into income over the lives of the commitments. The contractual amount of all letters of credit, including those exempted from the scope of FIN No. 45, was $58 million and $74 million at June 30, 2009 and the end of 2008, respectively. See Note 10 of the Notes to Consolidated Financial Statements.

The carrying value of mortgage loan commitments recorded as a liability and as an asset totaled $218,000 and $423,000 at June 30, 2009 and December 31, 2008, respectively. These amounts represent the fair value of those commitments marked-to-market in accordance with SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities” and in accordance with SAB No. 105. The total notional amount of mortgage loan commitments was $26 million at June 30, 2009 and $55 million at December 31, 2008.

At June 30, 2009 and December 31, 2008, the Company had extended $481 million and $596 million, respectively, in loan commitments other than the mortgage loan commitments and letters of credit described above. This amount represented the notional amount of the commitment. A contingent liability of $6.1 million and $5.8 million has been recorded for the Company’s estimate of probable losses on unfunded commitments and letters of credit outstanding at June 30, 2009 and December 31, 2008, respectively.

Equity investments—The Company has a number of non-marketable equity investments that have not been consolidated in its financial statements but rather are recorded in accordance with either the cost or equity method of accounting depending on the percentage of ownership. At June 30, 2009 and December 31, 2008, these investments included $4 million and $5 million, respectively, in CRA related investments. Not included in the carrying amount were commitments to fund an additional $1.4 million, at some future date. The Company also has recorded investments of $5 million, $20 million, respectively, in stock of the Federal Reserve Bank and the FHLB at both June 30, 2009 and December 31, 2008; and $18,000 and $13,000 of preferred stock of Federal Agricultural Mortgage Corporation at June 30, 2009 and December 31, 2008, respectively. These investments are recorded at amortized historical cost or fair value, as applicable, with income recorded when dividends are declared.

Other investments, comprised of various affordable housing tax credit projects (AHTCP) and other CRA related investments, totaled approximately $625,000 at both June 30, 2009 and December 31, 2008. Losses are limited to the remaining investment and there are no additional funding commitments on the AHTCPs by the Company. Those investments without guaranteed yields were reported on the equity method, while those with guaranteed yields were reported using the effective yield method. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus additional commitments, if any, and the potential for the recapture of tax credits on AHTCP should they fail to qualify for the entire period required by tax regulations.

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

Fiduciary and agency—The Company’s subsidiaries also hold assets in a fiduciary or agency capacity that are not included in the Consolidated Financial Statements because they are not assets of the Company. Total assets administered by the Company were $2.0 billion at both June 30, 2009 and December 31, 2008.

Contractual Obligations

In the ordinary course of its business, the Company enters into certain contractual arrangements. These obligations include issuance of debt to fund operations, property leases and derivative transactions. With the predominant portion of its business being banking, the Company routinely enters into and exits various funding relationships including the issuance and extinguishment of long-term debt. See the discussion of Borrowings above, and Note 5 of the Notes to Consolidated Financial Statements. During the first six months of 2009, the Company terminated two swap arrangements, which reduced the remaining obligation by $2.1 million and entered into four swap arrangements, which added $3.6 million. Apart from this change, and the Debt Extinguishments, there were no other material changes in the Company’s contractual obligations since the end of 2008. Amounts as of December 31, 2008 are listed in the following table:

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

ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

AMCORE’s credit risk is centered in its loan portfolio, which totaled $3.4 billion, or 72% of earning assets, including COLI on June 30, 2009. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as to reduce the risk of a loss resulting from a customer’s failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration and borrower concentration.

The Company is also exposed to carrier credit risk with respect to its $137 million investment in COLI. AMCORE has managed this risk by utilizing “separate accounts” in which its credit exposure is to a specific investment portfolio rather than the carrier. The underlying investment portfolios (which are managed by parties other than AMCORE) consist of investment grade securities and the investment guidelines typically have a requirement to sell if the securities are downgraded. Separate accounts constitute the majority of AMCORE’s COLI portfolio. In terms of COLI “general accounts” where AMCORE is directly exposed to carrier risk, this risk has been managed by diversifying its holdings among multiple carriers and by periodic internal credit reviews. All carriers have investment grade ratings from the major rating agencies.

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

The determination by management of the appropriate level of the Allowance amounted to $162 million at June 30, 2009, compared to $136 million at December 31, 2008, an increase of $25 million or 19%. The increase was due to higher specific loss estimates on individually reviewed impaired loans, and is reflective of increases in non-performing loans, continued deterioration of real estate values and reduced sales activity in the Midwest that affects the liquidity and capital resources of borrowers and the borrower’s ability to make principal and interest payment when due.

At June 30, 2009, the Allowance as a percent of total loans and of non-performing loans was 4.81% and 39%, respectively. These compare to the same ratios at December 31, 2008 of 3.60% and 44%. Net charge-offs were $54 million in the first six months of 2009, an increase of $37 million from $17 million in the first six months of 2008. Increases included commercial real estate net charge-offs of $26 million, commercial and industrial net charge-offs of $12 million and consumer/installment net charge-offs of $2 million. These were partially offset by a $3 million decline in residential real estate net charge-offs.

Non-performing Assets—Non-performing assets consist of non-accrual loans, loans ninety days past due and still accruing interest, loans of troubled borrowers that have been restructured, foreclosed real estate and other repossessed assets. Non-performing assets totaled $440 million as of June 30, 2009, an increase of $110 million or 33% from $330 million at December 31, 2008. The increase since December 31, 2008 consisted of a $103 million increase in non-performing loans driven by sustained weakness of real estate conditions in the Company’s markets. These market conditions are expected to persist, with perhaps some gradual easing, well into 2009. Non-performing loans is the sum of non-accrual loans, loans that are ninety days past due but are still accruing interest and loans of troubled borrowers that have been restructured. Foreclosed assets increased by $7 million, primarily due to foreclosures of commercial real estate property. Total non-performing assets represented 9.01% and 6.53% of total assets at June 30, 2009 and December 31, 2008, respectively.

Delinquencies, loans that are thirty to eighty-nine days past due, decreased by 26% since December 31, 2008.

In addition to the amount of non-accruing and delinquent loans, management is aware that other possible credit problems of borrowers may exist. These include loans that are migrating from grades with lower risk of loss probabilities into grades with higher risk of loss probabilities, as performance and potential repayment issues surface. The Company monitors these loans and adjusts its historical loss rates in its Allowance evaluation accordingly. The most severe of these are credits that are classified as substandard assets due to either less than satisfactory performance history, lack of borrower’s sound worth or paying capacity, or inadequate collateral. As of June 30, 2009 and December 31, 2008, there were $13 million and $11 million, respectively, in this risk category that were 60 to 89 days delinquent and $14 million and $20 million, respectively, that were 30 to 59 days past due. At June 30, 2009, 93% of these loans were current or less than 30 days past due, compared to 90% at December 31, 2008.

Concentration of Credit Risks—As previously discussed, AMCORE strives to maintain a diverse loan portfolio in an effort to minimize the effect of credit risk. Summarized below are the characteristics of classifications that exceed 10% of total loans.

Commercial, financial, and agricultural loans were $641 million at June 30, 2009, and comprised 19% of gross loans, of which 8.37% were classified as non-performing, compared to $772 million at December 31, 2008 which comprised 20% of gross loans of which 6.57% were non-performing. Annualized net charge-offs of commercial loans during the first six months of 2009 and 2008 were 3.76% and 0.19%, respectively, of the average balance of the category.

Commercial real estate and construction loans combined were $2.0 billion at June 30, 2009, comprising 59% of gross loans, of which 17.85% were classified as non-performing, compared to $2.2 billion at December 31, 2008, which comprised 58% of gross loans of which 11.53% were classified as non-performing. Annualized net charge-offs of construction and commercial real estate loans during the first six months of 2009 and 2008 were 3.47% and 0.86%, respectively, of the average balance of the category.

The above commercial loan categories included $520 million in construction and development loans and $561 million of loans to non-residential building operators, which were 15% and 17% of total loans. There were no other loan concentrations within these categories that exceeded 10% of total loans.

Residential real estate loans, which include home equity and permanent residential financing, totaled $415 million at June 30, 2009, and represented 12% of gross loans, of which 1.57% were non-performing, compared to $438 million at December 31, 2008 representing 12% of gross loans, of which 1.75% were non-performing. Annualized net charge-offs of residential real estate during the first six months of 2009 and 2008 were 0.25% and 1.83%, respectively, of the average balance in this category.

Installment and consumer loans were $332 million at June 30, 2009, and comprised 10% of gross loans, of which 1.14% were non-performing, compared to $377 million at December 31, 2008, representing 10% of gross loans, of which 0.31% were non-performing. Annualized net charge-offs of consumer loans during the first six months of 2009 and 2008 were 2.40% and 1.24%, respectively, of the average balance of the category. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $279 million at June 30, 2009. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of consumer credit.

Contained within the concentrations described above, the Company has $1.2 billion of interest only loans, of which $643 million are included in the construction and commercial real estate loan category, $348 million are included in the commercial, financial, and agricultural loan category, and $180 million are in home equity loans and lines of credit. The Company does not have any negative amortization loans, and does not have material concentrations in relation to its total portfolio of high loan-to-value loans, option adjustable-rate mortgage loans or loans that initially have below market rates that significantly increase after the initial period.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity Management

Overview—Liquidity management is the process by which the Company, through its Asset and Liability Committee (ALCO) and capital markets and treasury function, ensures that adequate liquid funds are available to meet its financial commitments on a timely basis, at a reasonable cost and within acceptable risk tolerances.

Liquidity is derived primarily from bank-issued deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources have typically included brokered CD’s, Fed Funds purchased lines, Federal Reserve Bank discount window advances, TT&L, TAF borrowings, FHLB advances, repurchase agreements, the sale or securitization of loans, subordinated debentures, balances maintained at correspondent banks and access to other capital market instruments. In the current environment and due to the recent performance of the Company, the Company has been subject to increased collateral requirements and other limitations to secured funding. Bank-issued deposits, which exclude wholesale deposits, are considered by management to be the primary, most stable and most cost-effective source of funding and liquidity.

At the end of first quarter 2009, the Bank fell from “well-capitalized” to “adequately capitalized” under applicable regulatory guidelines. As a result of this designation, the Bank is no longer eligible to participate in the brokered CD market, absent a waiver from the FDIC, and is also subject to limitations with respect to interest rates it can offer on deposits, generally limited to rates equal to no more than 75 basis points above prevailing market rates. These limitations, as well as recent increased collateral requirements and advance limitations with respect to other funding sources, may have a material impact on the Bank’s deposit levels and liquidity.

Uses of liquidity include funding credit obligations to borrowers, funding of mortgage originations pending sale, withdrawals by depositors, repayment of debt when due or called, maintaining adequate collateral for public deposits, paying dividends to shareholders, payment of operating expenses, funding capital expenditures and maintaining deposit reserve requirements.

Since December 31, 2008, wholesale funding, which includes borrowings and brokered deposits, decreased $357 million, reflecting a $174 million decrease in total assets and a $222 million increase in bank-issued deposits. The decrease in borrowings also reflects the impact of the Debt Extinguishments. Wholesale funding represented 32% of total assets at June 30, 2009, compared to 37% as of the end of 2008. The Company’s liquidity was considered adequate to meet its short-term and long-term needs as of June 30, 2009.

Investment securities portfolio—Scheduled maturities of the Company’s investment securities portfolio and the prepayment of mortgage and asset backed securities represent a significant source of liquidity. Approximately $358 million, or 38%, of the securities portfolio will contractually mature during the remainder of 2009. This does not include mortgage and asset backed securities since their payment streams may differ from contractual maturities because borrowers may have the right to prepay obligations, typically without penalty. For example, scheduled maturities for 2008, excluding mortgage and asset backed securities, were $26 million, whereas actual proceeds from the portfolio, which included scheduled payments and prepayments of mortgage and asset backed securities, were $304 million.

At June 30, 2009, securities available for sale were $954 million or 20% of total assets compared to $858 million or 17% at December 31, 2008.

Loans—Funding of loans is the most significant liquidity need, representing 69% of total assets as of June 30, 2009. Since December 31, 2008, loans decreased $425 million. Loans held for sale, which represents mortgage origination funding awaiting sale, increased $4 million. The scheduled repayments and maturities of loans represent a substantial source of liquidity.

Bank-issued deposits—Bank-issued deposits are generally the most cost-effective and reliable source of liquidity for the Company. Since December 31, 2008, bank-issued deposits increased $222 million. The increase in bank-issued deposits reflects the Company’s efforts to increase its liquidity position. As a result of the Agreement and Consent Order, the Bank is subject to restrictions on the interest rates that it may offer to its depositors. Under the applicable restrictions, the Bank cannot pay interest rates higher than 75 basis above the prevailing market rates for each deposit type. To the extent local competitors offer higher rates, the Bank may be negatively affected in replacing run-off deposits and attracting new deposits.

Wholesale deposits—Wholesale deposits, which includes brokered CD’s, have historically been readily available source of liquidity for the Company. As noted above, the Bank is no longer eligible to participate in the brokered CD market, absent a waiver from the FDIC. At June 30, 2009 wholesale deposit balances were $1.2 billion. Due to the referenced limitations, as these deposits mature, the Bank will be required to replace the funding from other available sources of liquidity.

Branch expansion—As noted above, the Company is nearing completion of its Branch expansion activities with one remaining branch to be opened during fourth quarter 2009.

Parent company—In addition to the overall liquidity needs of the Company, the parent company requires adequate liquidity to pay its expenses, repay debt when due and pay stockholder dividends. Liquidity is primarily provided to the parent company through the Bank in the form of dividends. The Bank is limited by regulation, and by the Agreement and Consent Order, in the amount of dividends that it can pay, without prior regulatory approval. For the foreseeable future, Bank retained earnings are not expected to be paid as dividends absent prior regulatory approval, which is unlikely.

Other sources of liquidity—As of June 30, 2009, other sources of potentially available liquidity included secured borrowings from the Federal Reserve Bank and the FHLB. Due to recent performance of the Company, unsecured borrowings from government agencies and other sources, such as Fed Funds, has been limited. The Bank’s indirect auto portfolio, which at June 30, 2009 was $279 million, is a potential source of liquidity through future loan sales or securitizations. Temporary expansion of FDIC insured deposit levels pursuant to the CPP is also a potential source of liquidity that is being evaluated. These potential sources are not committed lines, in that the availability and terms (including advance rates on collateral) can vary. The recent trends have been for lower advance or lending rates on assets.

Other uses of liquidity—At June 30, 2009, other potential uses of liquidity totaled $565 million and included $481 million in commitments to extend credit, $26 million in residential mortgage commitments primarily held for sale, and $58 million in letters of credit. At December 31, 2008, these amounts totaled $731 million.

The Company entered into a stock redemption agreement (Redemption Agreement) on October 16, 1989, as amended June 30, 1993, pursuant to Section 303 of the Internal Revenue Code to pay death taxes and other related expenses of certain stockholders. Such redemptions may be subject to bank regulatory agency approvals or limited by debt covenant restrictions.

The Company’s remaining $12.5 million credit facility is due April 15, 2011.

Capital Management

Total stockholders’ equity at June 30, 2009 was $222 million, a decrease of $40 million from December 31, 2008. The decrease in stockholders’ equity was primarily due to a $41 million decrease in retained earnings offset by a $1 million decrease in accumulated other comprehensive loss. No dividends were paid in first six months of 2009, compared to $4.5 million in first the first six months of 2008. In addition to the cash dividends, the Company paid stock dividends in June and September 2008 equivalent to $0.135 per share each. Beginning equity account balances were restated for the effects of the stock dividends and all share amounts were restated for all periods presented. The book value per share decreased $1.85 per share to $9.70 at June 30, 2009, down from $11.55 at December 31, 2008.

The Company has occasionally repurchased shares in open market and private transactions in accordance with Exchange Act Rule 10b-18. These repurchases are used in part to replenish the Company’s treasury stock for reissuances related to stock options and other employee benefit plans. Included in the repurchased shares are direct repurchases from participants related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. During the first six months of 2008, the Company purchased 10,500 shares in open-market and private transactions at an average price of $24.35 per share. There were no purchases in the first six months of 2009.

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

As the following table indicates, as of June 30, 2009, AMCORE is adequately capitalized. There are five levels of capital defined by the regulations: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. AMCORE, like many financial institutions, has historically maintained capital at or above the well-capitalized minimum. Also, like many financial institutions during the past year, AMCORE has experienced steady declines in its capital levels as credit losses have risen. As noted previously, the Company expects the credit crisis that is affecting the economy in general to persist during 2009, and will likely bring with it additional credit losses. As a result of being adequately capitalized, among other things, there will be increases in the Company’s borrowing costs and AMCORE will be unable to access the brokered CD markets absent a waiver from the FDIC. As noted above under Regulatory Developments, the Company is subject to an Agreement and Consent Order requiring it to increase capital to a level greater than the level required to be considered “well-capitalized” under applicable regulations. Specifically, the Agreement and Consent Order requires the Bank to achieve and maintain, by September 30, 2009, Tier 1 capital at least equal to 8% of adjusted total assets, Tier 1 risk-based capital at least equal to 9% of risk-weighted assets and total risk-based capital at least equal to 12% of risk-weighted assets. Any material failure to comply with the provisions of the Agreement and Consent Order could result in enforcement actions by the OCC. While the Company intends to take such actions as may be necessary to enable the Bank to comply, there can be no assurance that the Bank will be able to comply fully, or that efforts to comply will not have adverse effects on the operations and financial condition of the Company and the Bank.

The Company has recently submitted its capital plan to the Office of the Comptroller of the Currency, in accordance with the June 2009 Consent Order. The Company continues to actively pursue capital raising activities available in today’s marketplace.

(Dollars in thousands)	June 30, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$298,913	8.53%	$408,205	10.04%
Total Adequately Capitalized Minimum	280,452	8.00%	325,333	8.00%

Amount in Excess of Regulatory Minimum	$18,461	0.53%	$82,872	2.04%

Tier 1 Capital (to Risk Weighted Assets)	$203,562	5.81%	$306,245	7.53%
Tier 1 Adequately Capitalized Minimum	140,226	4.00%	162,666	4.00%

Amount in Excess of Regulatory Minimum	$63,336	1.81%	$143,579	3.53%

Tier 1 Capital (to Average Assets)	$203,562	4.02%	$306,245	6.06%
Tier 1 Adequately Capitalized Minimum	202,800	4.00%	202,006	4.00%

Amount in Excess of Regulatory Minimum	$762	0.02%	$104,239	2.06%

Risk Weighted Assets	$3,505,656		$4,066,661

Average Assets	$5,069,990		$5,050,150

TABLE 1

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	Three Months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$828,945	$6,119	2.95%	$893,769	$10,490	4.70%
Short-term investments	512,465	322	0.25%	18,992	102	2.16%
Loans held for sale	12,501	139	4.44%	7,811	116	5.96%
Loans:
Commercial	679,581	7,596	4.48%	785,912	11,562	5.92%
Commercial real estate	2,030,676	23,861	4.71%	2,310,215	34,096	5.94%
Residential real estate	428,024	5,261	4.92%	455,929	6,755	5.94%
Consumer	343,565	6,562	7.66%	344,787	6,770	7.90%

Total loans (1) (3)	$3,481,846	$43,280	4.98%	$3,896,843	$59,183	6.11%

Total interest-earning assets	$4,835,757	$49,860	4.13%	$4,817,415	$69,891	5.83%
Allowance for loan losses	(167,281)			(99,197)
Non-interest-earning assets	476,026			430,127

Total assets	$5,144,502			$5,148,345

Liabilities and Stockholders’ Equity:
Interest bearing deposits	$990,234	$923	0.37%	$1,781,361	$7,221	1.63%
Time deposits	1,545,345	13,006	3.38%	944,914	9,352	3.98%

Total bank issued interest-bearing deposits	$2,535,579	$13,929	2.20%	$2,726,275	$16,573	2.45%
Wholesale deposits	1,254,068	12,426	3.97%	683,246	7,920	4.66%
Short-term borrowings	224,225	1,088	1.95%	480,092	3,814	3.20%
Long-term borrowings	263,480	3,318	4.98%	364,277	4,755	5.22%

Total interest-bearing liabilities	$4,277,352	$30,761	2.88%	$4,253,890	$33,062	3.12%
Non-interest bearing deposits	569,508			492,882
Other liabilities	60,569			55,914
Realized Stockholders’ Equity	236,610			345,498
Other Comprehensive (Loss)/Gain	463			161

Total Liabilities & Stockholders’ Equity	$5,144,502			$5,148,345

Net Interest Income (FTE)		$19,099			$36,829

Net Interest Spread (FTE)			1.25%			2.71%

Interest Rate Margin (FTE)			1.59%			3.07%

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35%. FTE adjustments totaled $435,000 in 2009 and $803,000 in 2008.
(2)	The average balances of the securities are based on amortized historical cost.
(3)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $661,000 for 2009 and $976,000 for 2008.

TABLE 2

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	For the Six Months ended June 30,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$777,554	$14,228	3.66%	$884,220	$20,795	4.70%
Short-term investments	428,239	513	0.24%	12,232	157	2.59%
Loans held for sale	13,580	304	4.47%	8,188	256	6.26%
Loans:
Commercial	709,332	15,495	4.40%	780,199	24,615	6.34%
Commercial real estate	2,105,116	49,423	4.73%	2,328,182	72,919	6.30%
Residential real estate	434,879	10,763	4.97%	464,737	14,315	6.18%
Consumer	358,672	13,677	7.69%	340,030	13,381	7.91%

Total loans (1) (3)	$3,607,999	$89,358	4.99%	$3,913,148	$125,230	6.43%

Total interest-earning assets	$4,827,372	$104,403	4.35%	$4,817,788	$146,438	6.11%
Allowance for loan losses	(158,283)			(76,590)
Non-interest-earning assets	466,411			420,301

Total assets	$5,135,500			$5,161,499

Liabilities and Stockholders’ Equity:
Interest-bearing demand & savings deposits	$1,050,448	$2,384	0.46%	$1,802,796	$18,207	2.03%
Time deposits	1,471,689	24,798	3.40%	969,855	20,145	4.18%

Total bank issued interest-bearing deposits	$2,522,137	$27,182	2.17%	$2,772,651	$38,352	2.78%
Wholesale deposits	1,196,854	24,479	4.12%	638,165	15,323	4.83%
Short-term borrowings	287,378	3,270	2.29%	482,900	8,674	3.61%
Long-term borrowings	308,043	7,242	4.68%	365,884	9,830	5.37%

Total interest-bearing liabilities	$4,314,412	$62,173	2.90%	$4,259,600	$72,179	3.41%
Non-interest bearing deposits	525,740			486,226
Other liabilities	49,091			55,305
Realized Stockholders’ Equity	249,465			359,685
Other Comprehensive Loss	(3,208)			683

Total Liabilities & Stockholders’ Equity	$5,135,500			$5,161,499

Net Interest Income (FTE)		$42,230			$74,259

Net Interest Spread (FTE)			1.45%			2.70%

Interest Rate Margin (FTE)			1.76%			3.10%

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35%. FTE adjustments totaled $1.1 million in 2009 and $1.5 million in 2008.
(2)	The average balances of the securities are based on amortized historical cost.
(3)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $1.2 million and $1.6 million for 2009 and 2008, respectively.

TABLE 3

ANALYSIS OF QUARTER-TO-QUARTER CHANGES IN NET INTEREST INCOME

	Three Months Ended June 30, 2009/2008
	Increase/(Decrease) Due to Change in		Total Net
	Average Volume	Average Rate	Increase (Decrease)
	(in thousands)
Interest Income:
Investment securities	$(718)	$(3,653)	$(4,371)
Short-term investments	387	(167)	220
Loans held for sale	58	(35)	23

Loans:
Commercial	(1,421)	(2,545)	(3,966)
Commercial real estate	(3,788)	(6,447)	(10,235)
Residential real estate	(392)	(1,102)	(1,494)
Consumer	(22)	(186)	(208)

Total loans	(5,837)	(10,066)	(15,903)

Total Interest-Earning Assets	$268	$(20,299)	$(20,031)

Interest Expense:
Interest bearing deposits	$(2,302)	$(3,996)	$(6,298)
Time deposits	5,249	(1,595)	3,654

Total bank issued interest-bearing deposits	(1,096)	(1,548)	(2,644)
Wholesale deposits	5,821	(1,315)	4,506
Short-term borrowings	(1,572)	(1,154)	(2,726)
Long-term borrowings	(1,275)	(162)	(1,437)

Total Interest-Bearing Liabilities	$186	$(2,487)	$(2,301)

Net Interest Income (FTE)	$81	$(17,811)	$(17,730)

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

TABLE 4

ANALYSIS OF YEAR-TO-DATE CHANGES IN NET INTEREST INCOME

	For the Six Months Ended June 30, 2009/2008
	Increase/(Decrease) Due to Change in		Total Net
	Average Volume	Average Rate	Increase (Decrease)
	(in thousands)
Interest Income:
Investment securities	$(2,314)	$(4,253)	$(6,567)
Short-term investments	621	(265)	356
Loans held for sale	136	(88)	48

Loans:
Commercial	(2,088)	(7,032)	(9,120)
Commercial real estate	(6,542)	(16,954)	(23,496)
Residential real estate	(879)	(2,673)	(3,552)
Consumer	694	(398)	296

Total loans	(9,260)	(26,612)	(35,872)

Total Interest-Earning Assets	$288	$(42,323)	$(42,035)

Interest Expense:
Interest-bearing demand & savings deposits	$(5,540)	$(10,283)	$(15,823)
Time deposits	8,929	(4,276)	4,653

Total bank issued interest-bearing deposits	(3,265)	(7,905)	(11,170)
Wholesale deposits	11,668	(2,512)	9,156
Short-term borrowings	(2,843)	(2,561)	(5,404)
Long-term borrowings	(1,471)	(1,117)	(2,588)

Total Interest-Bearing Liabilities	$895	$(10,901)	$(10,006)

Net Interest Income (FTE)	$(607)	$(31,422)	$(32,029)

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

TABLE 5

ASSET QUALITY

The components of non-performing loans and foreclosed assets at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
Impaired loans:
Non-accrual loans
Commercial	$45,547	$47,392
Real estate	333,732	240,827
Other non-performing:
Non-accrual loans (1)	34,483	15,957
Loans 90 days or more past due and still accruing	1,609	8,889
Troubled debt restructurings	748	—

Total non-performing loans	$416,119	$313,065

Foreclosed assets:
Real estate	24,116	16,899
Other	132	224

Total foreclosed assets	$24,248	$17,123

Total non-performing assets	$440,367	$330,188

(1)	These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

An analysis of the allowance for loan losses for the periods ended June 30, 2009 and 2008 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($ in thousands)		($ in thousands)
Balance at beginning of period	$165,577	$96,732	$136,412	$53,140
Charge-Offs:
Commercial, financial and agricultural	8,323	1,001	13,777	1,726
Real estate – Commercial	10,360	477	36,584	10,470
Real estate – Residential	451	1,103	545	4,288
Installment and consumer	2,563	1,745	5,352	3,370

	21,697	4,326	56,258	19,854
Recoveries:
Commercial, financial and agricultural	212	362	554	995
Real estate – Commercial	310	54	358	556
Real estate – Residential	1	14	1	51
Installment and consumer	497	557	1,090	1,276

	1,020	987	2,003	2,878
Net Charge-Offs	20,677	3,339	54,255	16,976
Provision charged to expense	17,000	40,000	79,743	97,229
Reduction related to sale of loans	(250)	—	(250)	—

Balance at end of period	$161,650	$133,393	$161,650	$133,393

Ratio of net-charge-offs during the period to average loans outstanding during the period (1)	2.38%	0.34%	3.03%	0.87%

(1)	On an annualized basis.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

While AMCORE manages other risks in its normal course of operations, such as credit and liquidity risk, it considers interest-rate risk to be its most significant market risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of AMCORE’s business activities and operations. In addition, as of June 30, 2009, since AMCORE does not hold a trading portfolio, it is not exposed to significant market risk from trading activities. During 2009, there were no material changes in AMCORE’s primary market risk exposures. Based upon current expectations, no material changes are anticipated in the future in the types of market risks facing AMCORE.

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

The following table summarizes the affect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 100 basis points and no change in the slope of the yield curve:

Change In Interest Rates	As of June 30, 2009	As of December 31, 2008
+100	+6.1%	+4.6%
-100	+0.6%	-8.3%

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

As a member of the VISA, Inc. organization (VISA), the Company has previously accrued a $373,000 liability for its proportionate share of various claims against VISA pursuant to SFAS No. 5, “Accounting for Contingencies” and FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. Recent additional funding of a litigation escrow account established by VISA has reduced the Company’s proportionate share of its liability to $292,000.

ITEM 1A.	Risk Factors

The Company’s 2008 Form 10-K for the fiscal year ended December 31,2008 includes a detailed discussion of certain material risk factors facing the Company. The information presented below describes updates and additions to such risk factors and should be read in conjunction with those disclosed in our Form 10-K.

Capital Risk

As announced on June 26, 2009, the Company has entered into a written agreement (the “Agreement”) with the FRB dated June 26, 2009, and on June 25, 2009, the Bank agreed to the issuance of a consent order (the “Consent Order”) by the OCC. The Agreement and Consent Order are the result of ongoing discussions between regulators and AMCORE’s management team. In general, the Agreement and Consent Order contain requirements to develop plans to raise capital and to revise and maintain a liquidity risk management program. The Consent Order requires the Bank to, among other things, (i) develop and submit a capital plan to the OCC by July 25, 2009, (ii) achieve and maintain, by September 30, 2009, Tier 1 capital at least equal to 8% of adjusted total assets, Tier 1 risk-based capital at least equal to 9% of risk-weighted assets and total risk-based capital at least equal to 12% of risk-weighted assets, and (iii) revise and maintain a liquidity risk management program within 60 days from the date of the Consent Order. In addition, the Agreement restricts the payment of dividends by the Company, as well as the taking of dividends or any other payment representing a reduction in capital from the Bank. The Agreement further requires that the Company shall not incur, increase, or guarantee any debt, repurchase or redeem any shares of its stock, or pay any interest or principal on subordinated debt or trust preferred securities, in each case without the prior approval of the FRB. The capital plan has been timely submitted to the OCC by the Bank and revisions to the liquidity program are in process.

The Company is taking all appropriate actions, including pursuing capital raising activities in order to increase capital and otherwise comply with the requirements set forth in the Agreement and Consent Order. There can be no assurance that the Company will be successful in those efforts. Failure to meet the requirements of the regulators may result in further regulatory actions as prescribed in the Agreement and Consent Order, or under applicable law.

As a result of the OCC Agreement, as well as the Agreement and Consent Order, the Company is ineligible for certain actions and expedited approvals without the prior written consent and approval of the applicable regulatory agency. These actions include, among other things, the appointment of directors and senior executives, making or agreeing to make certain payments to executives or directors, business combinations and branching.

Liquidity Risk

At the end of first quarter 2009, the Bank fell from “well-capitalized” to “adequately capitalized” under applicable regulatory guidelines. As a result of this designation, the Bank is no longer eligible to participate in the brokered CD market, absent a waiver from the FDIC, and is also subject to limitations with respect to interest rates it can offer on deposits, generally limited to rates equal to no more than 75 basis points above prevailing market rates. These limitations, as well as recent increased collateral requirements and advance limitations with respect to other funding sources, may have a material impact on the Bank’s deposit levels and liquidity.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2009, the Board passed a resolution that the Company would not increase its debt, pay dividends, or repurchase treasury stock without prior approval from the Board, therefore, there were no repurchases of common stock during the second quarter of 2009. The Company, however, may periodically repurchase shares in open-market transactions in accordance with Exchange Act Rule 10b-18 through a limited group of brokers. These repurchases are used to replenish the Company’s treasury stock for re-issuances related to stock option exercises and other employee benefit plans.

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
Date: August 10, 2009

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