Form 10-Q
period 2009-09-30
AMCORE FINANCIAL INC
filed 2009-11-09
CIK 714756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 1, 2009, 23,069,000 shares of common stock were outstanding.

AMCORE Financial, Inc.

Form 10–Q Table of Contents

PART I. ITEM 1. FINANCIAL STATEMENTS

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

			September 30, 2009 (Unaudited)	December 31, 2008
			(in thousands, except share data)
ASSETS
Cash and cash equivalents			$69,521	$138,017
Interest earning deposits in banks and fed funds sold			276,211	1,665
Loans held for sale			96,120	6,749
Securities available for sale, at fair value			737,864	858,218
Gross loans			3,038,320	3,786,029
Allowance for loan losses			(162,490)	(136,412)

Net loans			$2,875,830	$3,649,617
Company owned life insurance			138,052	144,599
Premises and equipment, net			80,063	91,955
Foreclosed real estate, net			22,650	16,899
Deferred tax assets			—	69,490
Other assets			61,208	82,615

Total Assets			$4,357,519	$5,059,824

LIABILITIES
Deposits:
Non-interest bearing deposits			$535,919	$465,382
Interest bearing deposits			859,587	1,224,166
Time deposits			1,498,732	1,147,856

Total bank issued deposits			$2,894,238	$2,837,404
Wholesale deposits			984,672	1,081,634

Total deposits			$3,878,910	$3,919,038
Short-term borrowings			126,337	435,783
Long-term borrowings			229,195	379,667
Other liabilities			55,994	63,338

Total Liabilities			$4,290,436	$4,797,826

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued			$—	$—
Common stock, $0.22 par value; authorized 45,000,000 shares;

	September 30, 2009	December 31, 2008
Issued	30,205,313	30,078,990
Outstanding	23,069,502	22,682,317	6,712	6,684
Treasury stock	7,135,811	7,396,673	(165,791)	(172,293)
Additional paid-in capital			63,412	69,838
Retained earnings			168,167	365,684
Accumulated other comprehensive loss			(5,417)	(7,915)

Total Stockholders’ Equity			$67,083	$261,998

Total Liabilities and Stockholders’ Equity			$4,357,519	$5,059,824

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except share data)
INTEREST INCOME
Interest and fees on loans	$39,190	$56,330	$128,268	$181,308
Interest on securities:
Taxable	5,067	8,296	16,953	25,398
Tax-exempt	357	1,277	1,879	3,686

Total Income on Securities	$5,424	$9,573	$18,832	$29,084

Interest on federal funds sold and other short-term investments	—	416	29	521
Interest and fees on loans held for sale	738	78	1,042	334
Interest on deposits in banks	178	55	662	94

Total Interest Income	$45,530	$66,452	$148,833	$211,341

INTEREST EXPENSE
Interest on deposits	$23,943	$25,499	$75,604	$79,209
Interest on short-term borrowings	231	4,175	3,501	12,849
Interest on long-term borrowings	3,368	4,516	10,610	14,346

Total Interest Expense	$27,542	$34,190	$89,715	$106,404

Net Interest Income	17,988	32,262	59,118	104,937
Provision for loan losses	60,254	48,000	139,997	145,229

Net Interest Loss After Provision for Loan Losses	$(42,266)	$(15,738)	$(80,879)	$(40,292)

NON-INTEREST INCOME
Investment management and trust income	$3,398	$3,907	$9,946	$12,608
Service charges on deposits	7,165	9,152	20,545	25,166
Company owned life insurance income	1,346	1,227	3,443	3,569
Brokerage commission income	610	963	2,136	3,534
Bankcard fee income	2,073	2,241	6,188	6,532
Net security gains	1,471	—	21,249	1,010
Other	644	2,755	3,125	5,258

Total Non-Interest Income	$16,707	$20,245	$66,632	$57,677
OPERATING EXPENSES
Compensation expense	$13,674	$17,296	$45,930	$54,314
Employee benefits	2,776	4,032	10,432	13,427
Net occupancy expense	3,777	4,133	11,642	12,326
Equipment expense	2,310	2,336	6,961	7,454
Data processing expense	702	715	2,110	2,229
Professional fees	1,609	1,981	5,008	6,483
Insurance expense	4,524	1,255	14,788	3,234
Communication expense	1,097	1,318	3,303	3,878
Loan processing and collection expense	2,106	1,262	7,158	4,827
Provision for unfunded commitment losses	(719)	257	(340)	3,361
Foreclosed real estate expense	4,716	199	6,300	770
Goodwill impairment	—	—	—	6,148
Other	2,163	3,580	13,424	13,094

Total Operating Expenses	$38,735	$38,364	$126,716	$131,545
Loss before income taxes	$(64,294)	$(33,857)	$(140,963)	$(114,160)
Income tax expense (benefit)	92,101	(15,870)	56,554	(48,480)

Net Loss	$(156,395)	$(17,987)	$(197,517)	$(65,680)

LOSS PER COMMON SHARE
Basic	$(6.81)	$(0.79)	$(8.66)	$(2.90)
Diluted	(6.81)	(0.79)	(8.66)	(2.90)
DIVIDENDS PER COMMON SHARE	$—	$0.049	$—	$0.278

AVERAGE COMMON SHARES OUTSTANDING
Basic	22,976	22,647	22,810	22,621
Diluted	22,976	22,647	22,810	22,621

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except share data)
Balance at December 31, 2007	$6,666	$(172,390)	$67,832	$469,775	$(3,316)	$368,567

Comprehensive Income (Loss):
Net Loss	—	—	—	(65,680)	—	(65,680)
Net unrealized holding losses on securities available for sale arising during the period	—	—	—	—	(15,021)	(15,021)
Less reclassification adjustment for net security gains included in net income	—	—	—	—	(1,010)	(1,010)
Pension transition obligation amortization	—	—	—	—	42	42
Income tax effect related to items of other comprehensive income	—	—	—	—	6,269	6,269

Comprehensive (Loss) Income	—	—	—	(65,680)	(9,720)	(75,400)
Cash dividends on common stock—$0.278 per share	—	—	—	(6,291)	—	(6,291)
Purchase of 11,362 shares for the treasury	—	(276)	—	—	—	(276)
Deferred compensation and other	—	—	53	—	—	53
Stock-based compensation	—	—	1,656	—	—	1,656
Reissuance of 20,015 treasury shares for incentive plans	—	445	(561)	—	—	(116)
Issuance of 46,718 common shares for Employee Stock Plan	11	—	328	—	—	339

Balance at September 30, 2008	$6,677	$(172,221)	$69,308	$397,804	$(13,036)	$288,532

Balance at December 31, 2008	$6,684	$(172,293)	$69,838	$365,684	$(7,915)	$261,998

Comprehensive Income (Loss):
Net Loss	—	—	—	(197,517)	—	(197,517)
Net unrealized holding gains on securities available for sale arising during the period	—	—	—	—	28,791	28,791
Less reclassification adjustment for net security gains included in net income	—	—	—	—	(21,249)	(21,249)
Pension transition obligation amortization	—	—	—	—	38	38
Income tax effect related to items of other comprehensive income	—	—	—	—	(5,082)	(5,082)

Comprehensive (Loss) Income	—	—	—	(197,517)	2,498	(195,019)
Deferred compensation and other	—	—	(62)	—	—	(62)
Stock-based compensation	—	—	590	—	—	590
Reissuance of 207,638 treasury shares for incentive plans, net of cancellations	—	5,397	(6,006)	—	—	(609)
Issuance of 126,323 common shares; 53,224 treasury shares for Employee Stock Plan	28	1,105	(948)	—	—	185

Balance at September 30, 2009	$6,712	$(165,791)	$63,412	$168,167	$(5,417)	$67,083

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Cash Flows From Operating Activities
Net loss	$(197,517)	$(65,680)
Adjustments to reconcile net loss from operations to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	5,851	6,769
Goodwill impairment	—	6,148
Amortization and (accretion) of securities, net	1,182	(319)
Stock-based compensation expense	577	1,737
Provision for loan losses	139,997	145,229
Company owned life insurance income	(3,443)	(3,569)
Net securities gains	(21,249)	(1,010)
Net gains on sale of mortgage loans held for sale	(618)	(493)
Originations of mortgage loans held for sale	(250,200)	(172,532)
Proceeds from sales of mortgage loans held for sale	252,556	172,711
Deferred income tax expense (benefit)	64,438	(35,891)
Decrease in other assets	39,035	8,567
Decrease in other liabilities	(7,399)	(5,413)

Net cash provided by operating activities	$23,211	$56,254

Cash Flows From Investing Activities
Proceeds from maturities of securities available for sale	$490,308	$260,288
Proceeds from sales of securities available for sale	743,452	695
Purchase of securities available for sale	(1,085,797)	(260,983)
Net increase in interest earning deposits in banks and fed funds sold	(274,546)	(2,058)
Net decrease (increase) in loans	513,076	(10,211)
Proceeds from the sale of loans	—	57,558
Proceeds from surrender of company owned life insurance	10,000	—
Premises and equipment expenditures, net	(2,919)	(6,973)
Proceeds from the sale of foreclosed real estate	15,189	4,189

Net cash provided by investing activities	$408,763	$42,505

Cash Flows From Financing Activities
Net increase (decrease) in non-interest bearing demand deposits	$70,537	$(46,260)
Net decrease in interest-bearing demand deposits	(364,579)	(569,395)
Net increase in time deposits	350,876	73,536
Net (decrease) increase in wholesale deposits	(96,962)	352,165
Net (decrease) increase in short-term borrowings	(409,910)	36,310
Proceeds from long-term borrowings	—	60,000
Payment of long-term borrowings	(50,008)	(9)
Dividends paid	—	(6,291)
Issuance of shares for employee stock plan	185	339
Cancellation of treasury shares for incentive plans	(609)	(116)
Purchase of shares for treasury	—	(276)

Net cash used in financing activities	$(500,470)	$(99,997)

Net change in cash and cash equivalents	$(68,496)	$(1,238)
Cash and cash equivalents:
Beginning of period	138,017	132,156

End of period	$69,521	$130,918

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$76,651	$77,662
Interest paid on borrowings	14,480	26,535
Income tax (refunds, net of payments) payments, net of refunds	(29,107)	266
Non-Cash Investing and Financing
Foreclosed real estate—acquired in settlement of loans	25,929	10,655
Transfer current portion of long-term borrowings to short-term borrowings	100,464	112,153
Capitalized interest	41	74

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions for Form 10–Q and Rule 10–01 of Regulation S–X. The preparation of Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. These financial statements include all adjustments (consisting of normal recurring accruals) that in the opinion of management are considered necessary for the fair presentation of the financial position and results of operations for the periods shown. The accompanying unaudited Consolidated Financial Statements and related notes, including the critical accounting estimates, should be read in conjunction with the audited Financial Statements and related notes contained in the 2008 Annual Report of AMCORE Financial, Inc. and Subsidiaries (the “Company”) on Form 10-K (2008 Form 10-K). In preparing the financial statements, the Company has evaluated events and transactions occurring subsequent to the financial statement date through the date issued of November 9, 2009 for potential recognition or disclosure.

Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the 2008 Form 10–K. Share data for all periods presented has been restated to reflect a $0.135 per share stock dividend issued in both June and September 2008.

New Accounting Standards

FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals—In June 2009, accounting standards were revised to establish the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents were superseded. The Company adopted the Codification for the third quarter of 2009, and accordingly its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and all subsequent filings will reference the Codification as the sole source of authoritative literature.

Transfer of Financial Assets—On June 9, 2009, accounting standards were amended to clarify when a transferor has surrendered control over transferred financial assets and thus is entitled to account for the transfer as a sale. The amendments require a transferor to evaluate its continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. The amendments limit the circumstances in which the transfer of a financial asset, or portion of a financial asset, may be treated as a sale. The amendments also establish specific conditions for reporting a transfer of a portion of a financial asset as a sale (i.e., a participating interest). If the transfer does not meet those conditions, a transferor should not account for the transfer as a sale. This amendment most commonly affects when a loan participation may be treated as a sale by the transferor. The amendments require that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets that are accounted for as a sale. The amendments also expand disclosure requirements. The amendments are effective for annual and interim periods beginning after November 15, 2009 and for transfers occurring on or after the effective date. The Company has not yet evaluated this standard, but does not expect that it will have a material impact on its Consolidated Balance Sheets or Statements of Operations.

Subsequent Events—On May 28, 2009, accounting standards were revised to require that management must evaluate, as of the end of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued, or are available to be issued, and to disclose the date through which the evaluation has been made. As a public company, AMCORE is required to evaluate whether events subsequent to the end of the reporting period require disclosure or recognition through the date the financial statements are issued. The adoption of these amendments did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

Fair Value Measurements—In April 2009, accounting standards were amended to provide additional guidance for determining the fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly and also provides guidance for determining whether a transaction is orderly. The amendments must be applied prospectively and were effective for interim and annual reporting periods ending after June 15, 2009. Early adoption was permitted for periods ending after March 15, 2009. Adoption of the amendments in first quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

Other-Than-Temporary Impairment—In April 2009, accounting standards were revised to provide expanded guidance concerning the recognition and measurement of other-than-temporary impairments of debt securities classified as available for sale or held to maturity. In addition, the amendments require enhanced disclosures concerning such impairment for both debt and equity securities. The amendments were effective for interim and annual reporting periods ending after June 15, 2009. Early adoption was permitted for periods ending after March 15, 2009. Adoption of the amendments in first quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

Fair Value Disclosure—In April 2009, accounting standards were amended to require that disclosures concerning the fair value of financial instruments be presented in interim as well as in annual financial statements. The amendments were effective for interim reporting periods ending after June 15, 2009. Adoption of these standards in second quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

Minority Interests—In December 2007, accounting standards were amended to require non-controlling minority interests be recorded as a separate component of equity and that net income attributable to minority interests be clearly identified on the Statement of Income. The amendments were effective for fiscal years and interim periods beginning on or after December 15, 2008, and were required to be applied prospectively, except for the presentation and disclosure requirements. Adoption of the amendments in first quarter 2009 did not have a material impact on the Consolidated Balance Sheets or Statements of Operations.

Derivative Instruments and Hedging Activities Disclosure—In 2008, accounting standards were amended to provide enhanced disclosures to thereby improve the transparency of financial reporting. The amendments were effective for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. Adoption of the amendments in the first quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

NOTE 2 – SECURITIES

A summary of information for investment securities, categorized by security type, at September 30, 2009 and December 31, 2008 follows. Fair values are determined pursuant to current accounting standards. See Note 7 for additional information.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2009
Securities Available for Sale:
U.S. Treasury	$115,046	$54	$—	$115,100
U.S. Government sponsored enterprises (GSEs) (1)	26,127	1,138	—	27,265
Mortgage-backed securities (2)	495,155	4,185	(1,322)	498,018
State and political subdivisions	25,763	1,291	(29)	27,025
Corporate obligations and other (3)	81,161	26	(10,731)	70,456

Total Securities Available for Sale	$743,252	$6,694	$(12,082)	$737,864

December 31, 2008
Securities Available for Sale:
U.S. Treasury	$75,000	$750	$—	$75,750
U.S. Government sponsored enterprises (GSEs) (1)	52,527	1,518	(17)	54,028
Mortgage-backed securities (2)	495,936	7,407	(347)	502,996
State and political subdivisions	136,032	3,097	(550)	138,579
Corporate obligations and other (3)	111,653	—	(24,788)	86,865

Total Securities Available for Sale	$871,148	$12,772	$(25,702)	$858,218

During first quarter 2009, the Company adopted amendments to accounting standards relating to determining the fair value of financial assets and the recognition and measurement of other than temporary impairment of debt securities. See Note 1 for additional information. A summary of unrealized loss information for investment securities, categorized by security type, was as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses (4)	Fair Value	Unrealized Losses (5)	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2009
Securities Available for Sale:
Mortgage-backed securities	$161,244	$(1,322)	$—	$—	$161,244	$(1,322)
State and political subdivisions	260	—	1,516	(29)	1,776	(29)
Corporate obligations and other	—	—	41,892	(10,731)	41,892	(10,731)

Total Unrealized Losses on Securities Available for Sale	$161,504	$(1,322)	$43,408	$(10,760)	$204,912	$(12,082)

December 31, 2008
Securities Available for Sale:
U.S. Government sponsored enterprises (GSEs)	$—	$—	$4,614	$(17)	$4,614	$(17)
Mortgage-backed securities	27,767	(55)	46,204	(292)	73,971	(347)
State and political subdivisions	17,985	(474)	2,347	(76)	20,332	(550)
Corporate obligations and other	29,072	(1,679)	30,916	(23,109)	59,988	(24,788)

Total Unrealized Losses on Securities Available for Sale	$74,824	$(2,208)	$84,081	$(23,494)	$158,905	$(25,702)

(1)	Includes the following U.S. Government agency obligations: $27 million of Small Business Administration at September 30, 2009 and $44 million at December 31, 2008.
(2)	Includes the following U.S. Government agency obligations: $467 million of Government National Mortgage Association at September 30, 2009 and $43 million at December 31, 2008. Also included in December 31, 2008 was $3 million of United States Department of Veterans Affairs.
(3)	Includes the following investments: $5 million in stock of the Federal Reserve Bank (FRB) and $20 million in stock of the Federal Home Loan Bank (FHLB) at September 30, 2009 and December 31, 2008. These investments are recorded at historical cost with income recorded when dividends are declared. A portion of the FRB and FHLB investments are restricted as to sale because they are held to satisfy membership requirements.
(4)	As of September 30, 2009, the Company does not intend to sell the securities and does not believe that it will be required to sell the securities before their anticipated recovery. The total $1 million of unrealized losses less than 12 months is related to 15 securities, 14 of which are mortgage-backed securities issued by investment grade GSEs. None of these unrealized losses were individually significant to the total, the largest being $358,000. The unrealized losses were caused by market interest rate increases since the security was originally acquired, rather than due to credit or other causes.
(5)	As of September 30, 2009, the Company does not intend to sell the securities and does not believe that it will be required to sell the securities before their anticipated recovery. The total $11 million of unrealized losses 12 months or longer is related to 18 securities. Included in the $11 million of unrealized losses is $8 million related to seven private issue asset backed obligations, five of which are investment grade; and $2 million related to six private issue mortgage related collateral mortgage obligations, all of which are investment grade. These bonds have sufficient credit enhancement and the Company expects recovery of the entire cost basis of the securities. Unrealized losses on one security totaled $1.6 million. The unrealized losses were caused by changes in interest rate and credit spreads since the security was originally acquired, and not necessarily principal recoverability.

A summary of realized gain and loss information follows:

	Realized Gains	Realized Losses	Net Gains/ (Losses)
	(in thousands)
Three months ended:
September 30, 2009	$1,471	$—	$1,471
September 30, 2008	—	—	—
Nine months ended:
September 30, 2009	$21,446	$(197)	$21,249
September 30, 2008	1,010	—	1,010

The $1 million net security gains for the period ended September 30, 2009 related to the sale of $41 million of bonds in order to enhance regulatory capital treatment and improve liquidity.

At September 30, 2009 and December 31, 2008, securities with a fair value of $415 million and $637 million, respectively, were pledged to secure public deposits, FRB and FHLB borrowings, securities under agreements to repurchase, derivative credit exposure, certain settlement and trade credit obligations, and for other purposes required by law.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at September 30, 2009 and December 31, 2008 was as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Commercial, financial and agricultural	$529,606	$771,679
Real estate-commercial	1,651,582	1,931,962
Real estate-construction	176,209	267,061
Real estate-residential	379,617	437,877
Installment and consumer	301,306	377,450

Gross loans	$3,038,320	$3,786,029
Allowance for loan losses	(162,490)	(136,412)

Net Loans	$2,875,830	$3,649,617

An analysis of the allowance for loan losses for the periods ended September 30, 2009 and September 30, 2008 is presented below:

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Balance at beginning of year	$136,412	$53,140
Provision charged to expense	139,997	145,229
Loans charged off	(118,297)	(48,138)
Recoveries on loans previously charged off	4,628	4,405
Reduction related to sale of loans	(250)	(19,803)

Balance at end of period	$162,490	$134,833

Commercial, financial, and agricultural loans were $530 million at September 30, 2009, and comprised 17% of gross loans, of which 10.36% were classified as non-performing, compared to $772 million at December 31, 2008 which comprised 20% of gross loans of which 6.57% were non-performing. Annualized net charge-offs of commercial loans during the first nine months of 2009 and 2008 were 4.66% and 0.83%, respectively, of the average balance of the category.

Commercial real estate and construction loans combined were $1.8 billion at September 30, 2009, comprising 60% of gross loans, of which 19.88% were classified as non-performing, compared to $2.2 billion at December 31, 2008 which comprised 58% of gross loans of which 11.53% were classified as non-performing. Annualized net charge-offs of construction and commercial real estate loans during the first nine months of 2009 and 2008 were 5.40% and 1.71%, respectively, of the average balance of the category.

The above commercial loan categories included $449 million in construction and development loans and $545 million of loans to non-residential building operators, which were 15% and 18% of total loans. There were no other loan concentrations within these categories that exceeded 10% of total loans.

Residential real estate loans, which include home equity and permanent residential financing, totaled $380 million at September 30, 2009, and represented 13% of gross loans, of which 2.19% were non-performing, compared to $438 million at December 31, 2008 representing 12% of gross loans, of which 1.75% were non-performing. Annualized net charge-offs of residential real estate during the first nine months of 2009 and 2008 were 0.23% and 1.74%, respectively, of the average balance in this category.

Installment and consumer loans were $301 million at September 30, 2009, and comprised 10% of gross loans, of which 1.32% were non-performing, compared to $377 million at December 31, 2008, representing 10% of gross loans, of which 0.31% were non-performing. Annualized net charge-offs of consumer loans during the first nine months of 2009 and 2008 were 2.80% and 1.40%, respectively, of the average balance of the category. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $252 million at September 30, 2009. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of consumer credit.

Contained within the concentrations described above, the Company has $1.0 billion of interest only loans, of which $567 million are included in the construction and commercial real estate loan category, $290 million are included in the commercial, financial, and agricultural loan category, and $178 million are in home equity loans and lines of credit. The construction and commercial real estate loan category includes $4.3 million of loans that are 90 or more days past due and $7.3 million of loans that are 30-89 days past due. The commercial, financial and agricultural loan category includes $158,000 of loans that are 90 or more days past due and $4.9 million of loans that are 30-89 days past due. The residential real estate category includes $1.1 million of loans that are 90 or more days past due and $1.3 million of loans that are 30-89 days past due. The Company has $79 million of high loan-to-value loans, as defined by banking regulations. Of this amount, $60 million are commercial and $19 million are residential real estate loans. The Company does not have any negative amortization loans, and does not have material concentrations in relation to its total portfolio of option adjustable-rate mortgage loans or loans that initially have below market rates that significantly increase after the initial period. The Company does not ordinarily permit monthly payments that are less than the interest that is accrued on the loan other than in a troubled debt or work-out situation.

NOTE 4 – SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(in thousands)
Federal Home Loan Bank borrowings	$422	$197,573
Securities sold under agreements to repurchase – Customer	109,980	125,046
Securities sold under agreements to repurchase – Wholesale	—	40,000
Federal funds purchased	—	200
U.S. Treasury tax and loan note accounts	3,364	2,898
Federal Reserve Bank Term Auction Facility	—	50,000
Senior debt	12,500	20,000
Other short-term borrowings	71	66

Total Short-Term Borrowings	$126,337	$435,783

During 2007, the Company entered into a $20 million senior debt facility agreement scheduled to mature April 2010. Although the Company has been current with all of its payments due under the facility, a consent order with the Office of the Comptroller of Currency (“OCC”) and written agreement with the Federal Reserve Bank of Chicago (“FRB”) (see discussion included in Note 10 for additional information) caused the Company to be in technical default of this facility. On July 31, 2009, AMCORE received a waiver of the technical default and paid the facility down by $7.5 million. Additionally, the maturity of the remaining $12.5 million was extended to April 2011. As a result of falling below adequately capitalized at September 30, 2009, the Company is in technical default under this credit agreement, but has not been notified of an acceleration of maturity. Nevertheless, as this remains a potential remedy of the creditor that has not been waived, and notwithstanding the April 2011 due date, the Company has classified the facility as short-term.

NOTE 5 – LONG-TERM BORROWINGS

Long-term borrowings consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(in thousands)
Federal Home Loan Bank borrowings	$126,570	$176,989
Securities sold under agreements to repurchase – Wholesale	—	100,000
Trust Preferred borrowings	51,547	51,547
Subordinated Debentures	50,000	50,000
Capitalized lease obligations	1,078	1,131

Total Long-Term Borrowings	$229,195	$379,667

The Company periodically borrows from the FHLB, collateralized by mortgage-backed securities and eligible one-to-four family and multi-family real estate loans. The average stated maturity of these borrowings at September 30, 2009 is 3.0 years, with a weighted average borrowing rate of 4.45%. Certain FHLB borrowings have prepayment penalties, with none having a call or conversion feature associated with them. Mortgage-related assets with a carrying value of $336 million were held as collateral for FHLB borrowings at September 30, 2009.

The Trust preferred borrowings consist of $50 million of preferred capital securities and $2 million of common capital securities which pay cumulative cash distributions quarterly at an annual rate of 6.45%. After June 6, 2012, the securities are redeemable at par until June 6, 2037 when redemption is mandatory. Prior redemption, at a premium, is permitted under certain circumstances such as changes in tax or regulatory capital rules. The proceeds of the capital securities were invested in junior subordinated debentures that represent all of the assets of the Trust (Capital Trust II). The Company fully and unconditionally guarantees the capital securities through the combined operation of the debentures and other related documents. The Company’s obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Company. The $52 million of debentures the Company has bears interest at a rate of 6.45% with put features that mirror the capital security call features. Of the $52 million, $22 million qualifies as Tier 1 Capital and $28 million qualifies for Tier 2 Capital for consolidated regulatory capital purposes.

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

Other long-term borrowings include a capital leases with a net carrying value of $1 million on a branch facility. The Company is amortizing the capitalized lease obligation and depreciating the facility over the remaining non-cancellable term of the original lease, which expires or renews in 2021. The Company is amortizing the capitalized lease obligation over the term of the original lease, which expires in 2012.

The Company reclassifies borrowings to short-term borrowings when the remaining maturity becomes less than one year. Scheduled reductions of long-term borrowings are as follows:

Total
(in thousands)
2010	$22
2011	25,085
2012	84
2013	101,624
2014	61
Thereafter.	102,319

Total Long-Term Borrowings	$229,195

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

The primary risks managed by the use of derivatives are interest rate risk and price risk. The derivatives that the Company uses to manage these risks are interest rate swaps and mortgage forward sale contracts. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s fixed rate obligations, notably fixed-rate certificates of deposit (CDs). Interest rate swaps have also been entered into to manage the risk associated with changes in value of the Company’s investment in Company owned life insurance (COLI). The Company uses mortgage forward sales contracts to manage price risk on mortgage loan commitments that it enters into with the intent to sell once the commitments are closed loans. Mortgage loan commitments are also considered derivatives.

Pursuant to current accounting standards, interest rate swaps used to manage interest rate risk on fixed rate CDs have been designated as fair value hedges. Interest rate swaps used to manage COLI and mortgage forward sales contracts have not been designated as hedges. The Company has no cash flow hedges.

The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at September 30, 2009 and December 31, 2008. The Notional Principal Amount is not advanced to/from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams and is not recorded on the Company’s Consolidated Balance Sheets.

	Asset Derivatives			Liability Derivatives
	Notional Value	Fair Value	Balance Sheet Category	Notional Value	Fair Value	Balance Sheet Category
	(in thousands)
September 30, 2009
Derivative instruments designated as fair value hedges
Interest rate swap – CDs	$24,970	$309	Other assets	$49,622	$170	Other liabilities
Non-designated derivative instruments
Mortgage loan commitments	$11,244	$94	Other assets
Forward sale contracts				$16,192	$127	Other liabilities
December 31, 2008
Derivative instruments designated as fair value hedges
Interest rate swap – CDs	$24,970	$317	Other assets
Non-designated derivative instruments
Interest rate swap – COLI				$18,000	$1,289	Other liabilities
Mortgage loan commitments	$55,358	$423	Other assets
Forward sale contracts				$60,857	$643	Other liabilities

The Company was required to pledge assets with fair values of $1.5 million and $401,000 in collateral at September 30, 2009 and December 31, 2008, respectively. Collateral has not been netted against the fair value of the derivatives in the above table. There are no material contingent credit features on any of the Company’s derivatives.

The following table details the derivative instruments, the average remaining maturities and the weighted-average interest rates paid and received by the Company at September 30, 2009 and December 31, 2008:

				Weighted- Average Rate
	Notiotnal Value	Fair Value	Years to Maturity	Receive Rate	Pay Rate
	(in thousands)
September 30, 2009
Derivative instruments designated as fair value hedges
Receive fixed/pay variable swaps	$74,592	$139	1.2	4.39%	3.22%
December 31, 2008
Derivative instruments designated as fair value hedges
Receive fixed/pay variable swaps	$24,970	$317	1.7	4.50%	4.28%
Non-designated derivative instruments
Pay fixed/receive variable swaps	$18,000	$(1,289)	2.3	4.82%	5.09%

For derivative instruments that are designated and qualify as a fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recorded in the Consolidated Statements of Operations as follows:

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Designated as Fair Value Hedging Relationships	Income Statement Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2009	2008	2009	2008
		(in thousands)
Hedged deposits	Other non-interest income	$(240)	$(19)	$208	$(428)
Interest rate swap agreements-CDs	Other non-interest income	261	(6)	(174)	396

Total		$21	$(25)	$34	$(32)

NOTE 7 – FAIR VALUE

Accounting standards establish a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standards describe three levels of inputs that may be used to measure fair value:

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

		Fair Value Hierarchy
	September 30, 2009	Level 1	Level 2	Level 3
	(in thousands)
Assets
U.S. Treasury securities	$115,100	$115,100	$—	$—
U.S. Government sponsored enterprises securities	27,265	—	27,265	—
Mortgage-backed securities	498,018	—	498,018	—
State and political subdivision securities	27,025	—	27,025	—
Corporate obligations and other securities	44,606	28	24,009	20,569
Interest rate swap agreements	309	—	309	—
Forward sale loan commitments	94	—	94	—

Total assets	$712,417	$115,128	$576,720	$20,569

Liabilities
Hedged Deposits	$74,734	$—	$74,734	$—
Interest rate swap agreements	170	—	170	—
Forward sale loan commitments	127	—	127	—

Total liabilities	$75,031	$—	$75,031	$—

		Fair Value Hierarchy
	December 31, 2008	Level 1	Level 2	Level 3
	(in thousands)
Assets
U.S. Treasury securities	$75,750	$75,750	$—	$—
U.S. Government sponsored enterprises securities	54,028	—	54,028	—
Mortgage-backed securities	502,996	—	502,996	—
State and political subdivision securities	138,579	—	138,579	—
Corporate obligations and other securities	60,069	13	49,612	10,444
Interest rate swap agreements	317	—	317	—
Forward sale loan commitments	423	—	423	—

Total assets	$832,162	$75,763	$745,955	$10,444

Liabilities
Hedged Deposits	$25,320	$—	$25,320	$—
Interest rate swap agreements	1,289	—	1,289	—
Forward sale loan commitments	644	—	644	—

Total liabilities	$27,253	$—	$27,253	$—

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

Securities classified as Level 3 are pools backed by trust preferred securities issued by banks, thrifts, and insurance companies. Previously, the Company’s valuations for these securities were based on broker quotes. The market for these securities (Level 1) at September 30, 2009 was not active or orderly and markets for similar securities (Level 2) were also not active or orderly. The Company utilized a discounted cash flow valuation methodology (Level 3) throughout 2009, which involves an evaluation of the credit quality of the underlying collateral, cash flow structure and risk adjusted discount rates, with market or broker quotes for certain senior tranche asset backed securities.

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

	Level 3
	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Total	Corporate Obligation and Other Securities	Hedged Loans	Total	Corporate Obligation and Other Securities	Hedged Loans
		(in thousands)			(in thousands)
Balance at beginning of period	$23,958	$23,958	$—	$22,404	$22,404	$—
Total realized/unrealized gains (losses)
Included in earnings	—	—	—	—	—	—
Included in other comprehensive loss	(3,389)	(3,389)	—	(8,177)	(8,177)	—
Purchases, issuances, (sales) and (settlements)	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—

Balance at September 30, 2009	$20,569	$20,569	$—	$14,227	$14,227	$—

	Level 3
	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Total	Corporate Obligation and Other Securities	Hedged Loans	Total	Corporate Obligation and Other Securities	Hedged Loans
					(in thousands)
Balance at beginning of period	$10,444	$10,444	$—	$54,745	$30,772	$23,973
Total realized/unrealized gains (losses)
Included in earnings	—	—	—	580	—	580
Included in other comprehensive loss	10,125	10,125	—	(14,543)	(14,543)	—
Purchases, issuances, (sales) and (settlements)	—	—	—	(2,002)	(2,002)	—
Transfers out of Level 3	—	—	—	(24,553)	—	(24,553)

Balance at September 30, 2009	$20,569	$20,569	$—	$14,227	$14,227	$—

There were no gains (losses) for the periods included in earnings attributable to the change in unrealized gains (losses) related to assets still held at September 30, 2009 or 2008, for all categories listed above. The transfer out of level 3 for 2008 relates to loans previously recorded at fair value because they were subject to a qualified fair value hedge. During 2008, the derivatives associated with the hedged loans were terminated. As a result, hedge accounting that required the previously hedged loans to be recorded at fair value was discontinued and a new cost basis carrying value for the loans established.

Gains and losses (realized and unrealized) included in earnings for the above period are reported in other income.

	September 30, 2009	September 30, 2008
	(in thousands)
Total gains included in earnings for the period	$—	$580

Change in unrealized gains (losses) relating to assets still held at the end of the period	$10,125	$(14,543)

Assets measured at fair value on a non-recurring basis. The following table summarizes, by measurement hierarchy, financial assets of the Company that are measured at fair value on a non-recurring basis.

	September 30, 2009	Level 1	Level 2	Level 3	Total Gains (Losses)
	(in thousands)
Impaired loans	$147,426	$—	$—	$147,426	$(28,722)

	December 31, 2008	Level 1	Level 2	Level 3	Total Gains (Losses)
	(in thousands)
Impaired loans	$58,978	$—	$—	$58,978	$(14,108)

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

As of September 30, 2009, and in accordance with current accounting standards, impaired loans with a remaining carrying amount of $195.2 million have been written down to an aggregate fair value of $147.4 million as measured by underlying collateral or discounted cash flow through a loss allocation in the allowance for loan losses (Allowance). The amount of the allocation related to these loans was $47.8 million at September 30, 2009, compared to $19.1 million for impaired loans at December 31, 2008, resulting in a net increase in the impairment charge of $28.7 million for the period ending September 30, 2009.

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

The following table shows the carrying amounts and fair values of financial instruments at September 30, 2009 and December 31, 2008 that have liquid markets in which fair value is assumed to be equal to the carrying amount, are based on quoted prices for similar financial instruments or represent quoted surrender values. Included in securities available for sale are investments in FHLB and FRB stock that are held to satisfy membership requirements. It is not practical to determine the fair value of these stocks due to restrictions placed on their transferability; therefore, they are presented at their carrying amount.

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$69,521	$69,521	$138,017	$138,017
Interest earning deposits in banks and fed funds sold	276,211	276,211	1,665	1,665
Securities available for sale	25,850	25,850	26,796	26,796
Company owned life insurance	138,052	138,052	144,599	144,599

The carrying amounts and fair values of accruing loans, including those related to the pending sale of four branches, Argyle, Belleville, Monroe and New Glarus (the “Branch Sales”), that have been reclassed to held for sale, at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Commercial, financial and agricultural	$502,981	$479,773	$720,997	$708,550
Real estate	1,901,494	1,855,930	2,384,308	2,325,329
Installment and consumer, net	308,117	303,818	376,548	370,839

Total accruing loans	$2,712,592	$2,639,521	$3,481,853	$3,404,718

Fair values of loans were estimated for portfolios with similar characteristics. The fair value of loans was calculated by discounting contractual and prepayment cash flows using estimated market discount rates, which reflect the interest rate risk and liquidity risk inherent in the loan as well as estimated credit losses. The fair value of non-accrual loans was $369.0 million and $285.1 million at September 30, 2009 and December 31, 2008, respectively. See Note 3 for additional information.

The carrying value of interest receivable and payable approximates fair value due to the relatively short period of time between accrual and expected realization. At September 30, 2009 and December 31, 2008, interest receivable was $14.1 million and $17.4 million, respectively, and interest payable was $22.8 million and $24.3 million, respectively.

The following table shows the carrying amounts and fair values of financial instrument liabilities at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Non-interest-bearing deposits	$535,919	$535,919	$465,382	$465,382
Interest-bearing deposits	859,587	859,587	1,224,166	1,224,166
Time deposits	2,408,670	2,488,485	2,204,170	2,297,475
Short-term borrowings	126,337	117,572	435,783	439,018
Long-term borrowings	229,195	253,766	379,667	406,701
Letters of credit	151	226	233	354
Deferred Compensation	4,471	4,792	8,644	9,216

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW and money market accounts, is equal to the carrying amount in accordance with current accounting standards related to disclosures about fair value of financial instruments. There is, however, additional value to the deposits of the Company, a significant portion of which has not been recognized in the consolidated financial statements. This value results from the cost savings of these core-funding sources versus obtaining higher-rate funding in the market. The fair value of time deposits, short-term borrowings and long-term borrowings was determined by discounting contractual cash flows using offered rates for like instruments with similar remaining maturities.

The fair value of letters of credit is equal to the carrying amount of deferred fees charged and guaranteed liabilities accrued. See discussion included in Note 10 for additional information.

The above fair value estimates were made at a discrete point in time based on relevant market information and other assumptions about the financial instruments. As no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on judgments regarding current economic conditions, future expected cash flows and loss experience, risk characteristics and other factors. These estimates are subjective in nature and involve uncertainties and therefore cannot be calculated with precision (Level 3). There may be inherent weaknesses in calculation techniques, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, which could significantly affect the results. In addition, the fair value estimates are based on existing off-balance sheet financial instruments without attempting to assess the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Premises and equipment and intangible assets are not considered financial instruments and have not been considered. The fair value of loans held for sale is based upon binding quotes from the Company’s strategic arrangement with a national mortgage services company (Level 2 inputs) and definitive agreement with the purchasers on the Branch Sales.

Many of the above financial instruments are also subject to credit risk. Credit risk is the possibility that the Company will incur a loss due to the other party’s failure to perform under its contractual obligations. The Company’s exposure to credit loss in the event of non-performance by the other party with regard to commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for actual extensions of credit. The credit risk involved for commitments to extend credit and in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, securities, inventory, property and equipment and income-producing commercial properties. The Company is also exposed to carrier credit risk with respect to its $138 million investment in COLI. AMCORE has managed this risk by utilizing “separate accounts”, in which its credit exposure is to a specific investment portfolio rather than a carrier. The underlying investment portfolios (which are managed by parties other than AMCORE) consist of investment grade securities and the investment guidelines typically have a requirement to sell if the securities are downgraded. In terms of COLI accounts where AMCORE is directly exposed to carrier credit risk, this risk has been managed by diversifying its holdings among multiple carriers and by periodic internal credit reviews. All carriers have investment grade ratings from the major ratings agencies.

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of September 30, 2009 and December 31, 2008 is as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Financial instruments whose contract amount represent credit risk only:
Commitments to extend credit	$426,344	$656,407
Letters of credit	52,435	74,165

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

NOTE 8 - STOCK-BASED COMPENSATION

The Company has several stock-based compensation plans. The Company provides an employee stock purchase plan and periodically makes awards of stock options, restricted stock and performance share units (PSUs). The awards granted under those plans are accounted for using the fair value recognition provisions of current accounting standards.

The Company’s actual expenses related to stock-based compensation for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Compensation expense included in reported operating expenses:
Stock options	$187	$368	$723	$1,629
Employee stock purchase plan	9	22	33	69
Performance share units	5	(54)	(325)	(172)
Restricted stock	68	68	146	211

Total stock-based compensation expense	$269	$404	$577	$1,737

Income tax benefits (before valuation allowance)	$98	$143	$205	$622

At September 30, 2009, total unrecognized stock-based compensation expense was $1.3 million, net of estimated forfeitures, which will be recognized over a weighted average amortization period of 1.3 years. Accounting standards require cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. For the nine months ended September 30, 2009 and 2008, the Company did not have any excess tax benefit since there were no stock option exercises.

The fair value of the Company’s employee and director stock options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions.

Third Quarter
2008
Expected dividend yield	9.42%
Expected price volatility	25.86%
Expected term in years	6.25
Expected risk-free interest rate	3.48%
Estimated average fair value of options granted	$0.91

There were no stock options granted during the three month period ended September 30, 2009.

Employee Stock Award and Incentive Plans. The 2005 Stock Award and Incentive Plan (SAIP) allows for awards to key employees of stock options, restricted shares, performance shares units (PSUs) and other forms of stock-based awards.

Stock Options. Non-qualified stock options are issued at an exercise price equal to the fair market value of the shares on the grant date and generally vest within three to four years and expire from seven to ten years from the date of grant. Options issued are valued using the Black-Scholes model. The activity during 2009 and the total options outstanding and exercisable as of September 30, 2009 pursuant to the SAIP and previous incentive plans are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding at beginning of year	2,319,361	$25.33
Options granted	249,500	$1.66
Options cancelled	(601,643)	$25.67
Options forfeited	(272,019)	$16.50

Options outstanding at September 30, 2009	1,695,199	$23.14	4.9 years

Options exercisable at September 30, 2009	1,072,187	$26.28	3.5 years

For both options outstanding and those exercisable, there was no aggregate intrinsic value for the period ended September 30, 2009.

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

Compensation expense is calculated based upon the expected number of PSUs earned during the performance period and is recorded over the service period. The fair value is calculated equal to market value on the date of grant less the present value of dividends that are not earned during the performance period. Expense is adjusted for forfeitures as they occur. As of September 30, 2009, PSUs expected to be earned and the weighted average grant date fair value per PSU were as follows:

	PSUs	Weighted Average Fair Value	Weighted Average Remaining Vesting Term
Units outstanding at beginning of year	38,810	$26.23
Units forfeited	(16,530)	$27.60
Units released/earned	(2,480)	$30.30
Adjustments to estimated grants	(14,250)	$22.35

Units outstanding at September 30, 2009	5,550	$30.30	2.5 years

Restricted Stock Awards. The Company has periodically granted restricted stock awards to certain key employees. The shares are restricted as to transfer, but are not restricted as to dividend payment and voting rights. Transfer restrictions lapse at the end of two, three or seven years contingent upon continued employment. Restricted stock grants are valued at market value on the date of grant and are expensed over the service period. As of September 30, 2009, non-vested shares totaled 168,500 with a weighted average fair value of $1.77 per share. During the first nine months of 2009, 171,500 shares were granted, 12,500 restricted shares were forfeited and returned to treasury, and 7,657 restrictions were released. As of September 30, 2008, non-vested shares totaled 17,157 with a weighted average fair value of $21.89 per share. During the first nine months of 2008, 14,000 shares were granted, 210 restricted shares were forfeited and returned to treasury, and 4,816 restrictions were released.

Directors’ Stock Plans. The Restricted Stock Plan for Non-Employee Directors provides that eligible non-employee directors receive, in lieu of a cash retainer, shares of common stock of the Company. As of September 30, 2009, restricted shares totaled 63,390 with a weighted average fair value of $4.94 per share. No shares were issued, no restrictions were released, and no shares were cancelled during the third quarter of 2009.

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

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at beginning of year	157,000	$23.63
Options granted	24,000	$1.31
Options cancelled	(45,000)	$23.73

Options outstanding at September 30, 2009	136,000	$19.66	6.85 years	$6,840

Options exercisable at September 30, 2009	86,000	$25.05	5.67 years	$—

Non-vested options and exercise proceeds. A summary of the Company’s non-vested employee and director stock options for the nine months ended September 30, 2009 is presented below.

	Employee options		Director options
	Shares	Average Price	Shares	Average Price
Non-vested options at beginning of year	984,920	$24.27	50,670	$21.27
Options granted	249,500	$1.66	24,000	$1.31
Options forfeited	(272,019)	$16.50	—	—
Options vested	(339,389)	$25.89	(24,670)	$23.88

Non-vested options at September 30, 2009	623,012	$17.73	50,000	$10.40

	2009	2008
Fair value of stock options vested during the period (000’s)	$2,003	$2,231
Per option fair value of stock options vested during the period	$5.50	$6.82

During the first nine months of 2009, there were no options exercised, and therefore no cash or stock equivalent received or tax benefit recognized for exercises. The Company may periodically repurchase shares in open market and private transactions in accordance with Exchange Act Rule 10b-18 to replenish treasury stock for issuances related to stock option exercises and other employee benefit plans.

Employee Stock Purchase Plan. The AMCORE Stock Option Advantage Plan permits eligible employees to purchase from the Company shares of its common stock at an exercise or purchase price at 85% of the lower of the closing price of the Company’s common stock on the NASDAQ Stock Market on the first or last day of each offering period. Reserved for issuance under the ESPP is a total of 600,000 shares of unissued common stock. Shares issued pursuant to the ESPP are prohibited from sale by a participant for two years after the date of purchase. Dividends earned are credited to a participant’s account and used to purchase shares from the Company’s treasury stock at the same discounted price on the next purchase date. The 15% discount is recorded as compensation expense during the quarter. Compensation expense totaled $33,000 and $69,000 for the nine month periods ended September 30, 2009 and 2008, respectively.

NOTE 9 – BENEFIT PLANS

Retirement Plans

The AMCORE Financial Security Plan (Security Plan) is a qualified defined contribution plan under Sections 401(a) and 401(k) of the Internal Revenue Code. All eligible employees of the Company participate in the Security Plan, which, until March 2009, provided a basic retirement contribution funded by the Company. The Company suspended the basic retirement contribution effective April 1, 2009. In addition, employees also have the opportunity to make contributions that are eligible to receive matching Company contributions up to certain levels. The Company match was not affected by the discontinuation of the basic retirement contributions. The expense related to the Security Plan was $347,000 and $838,000 for the three months ended September 30, 2009 and 2008, respectively, and was $1.6 million and $2.7 million for the nine months ended September 30, 2009 and 2008, respectively. The Company also has a non-qualified profit sharing plan that provides cash payment based upon achievement of corporate performance goals, to all employees who have met service requirements. The expense (benefit) related to the profit sharing plan was $62,000 and $0 for the three months ended September 30, 2009 and 2008, respectively, and was $203,000 and ($7,000) for the nine months ended September 30, 2009 and 2008, respectively.

The Company provides additional retirement benefits to certain senior officers through plans that are non-qualified, non-contributory and unfunded. Under one such arrangement, a defined contribution plan, the additional retirement benefits replace what would have been provided under the Company’s defined contribution qualified plan in the absence of limits placed on qualified plan benefits by the Internal Revenue Code of 1986. The expense related to this arrangement was $9,000 and $21,000 for the three months ended September 30, 2009 and 2008, respectively, and was $26,000 and $64,000 for the nine months ended September 30, 2009 and 2008, respectively.

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

The following tables summarize, in aggregate for the two defined benefit retirement plans, the changes in obligations, net periodic benefit costs and other information for the quarters and nine months ended September 30. As of September 30, 2009, all participants under both plans are in payout.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Components of net periodic benefit cost:
Service cost	$(5)	$16	$7	$47
Interest cost	55	49	164	148
Actuarial losses, settlements and adjustments	(3)	(99)	486	262
Transition obligation amortization	—	—	38	42

Net periodic cost	$47	$(34)	$695	$499

	2008	2007
Weighted-average assumptions:
Discount rate at end of year	6.25%	6.00%
Rate of compensation increase – employee plan	4.00%	4.00%

During the first three quarters of 2009 and 2008, contributions of $373,000 and $289,000, respectively, were made to fund benefit payments. The plans have no assets at September 30, 2009 or 2008. The plans’ liabilities, as of September 30, 2009 and 2008, were $3.8 million and $3.9 million, respectively.

Other Benefit Plans

The AMCORE Financial, Inc. Employee Health Benefit Plan (Health Plan) provides group medical, pharmacy, dental and vision benefits to eligible participating employees of the Company and their dependents. Employees, retirees, and COBRA beneficiaries contribute specific premium amounts determined annually by the Health Plan’s administrator based upon actuarial recommendations for coverage. Retirees and COBRA beneficiaries contribute 100% of their premiums. The Company’s share of the employee premiums and other Health Plan costs are expensed as incurred. Expense related to the Health Plan was $1.0 million and $1.6 million for the three months ended September 30, 2009 and 2008, respectively, and was $3.5 million and $4.3 million for the nine months ended September 30, 2009 and 2008, respectively. Life insurance benefits are provided to eligible active employees. Because retiree premiums are actuarially based and are paid 100% by the retiree, the Company has not recorded a postretirement liability.

The Company provides a deferred compensation plan (entitled “AMCORE Financial, Inc. Deferred Compensation Plan”) for eligible managers and directors. This plan provides the opportunity to defer salary, bonuses and non-employee director fees. Participants may defer up to 90% of base compensation and up to 100% of bonus. The deferred compensation liability to participants is recorded in other liabilities in the Consolidated Balance Sheets. The deferrals and earnings grow tax deferred until withdrawn from the plan. The deferral amount and method of distribution are pre-defined by participants prior to each deferral year. In accordance with the 409A transition rules, participants were allowed a one-time opportunity to change their distribution elections if the change was made prior to December 31, 2008. Participants could elect to receive their account balance in the form of an in-service distribution as early as January 1, 2009. Earnings credited to individual accounts are recorded as compensation expense when earned. The total non-qualified deferred compensation plan liability totaled $4.5 million and $11.8 million as of September 30, 2009 and 2008, respectively. Expense related to the deferred compensation plan was $81,000 and $111,000 for the three months ended September 30, 2009 and 2008, respectively, and was $203,000 and $329,000 for the nine months ended September 30, 2009 and 2008, respectively.

The Company also has various short-term, sales, and performance related incentive plans. One such plan, the Annual Incentive Plan (AIP), grants bonuses to key employees when certain financial targets, individual performance goals are met, and/or are subject to management discretion. Expense related to the AIP was $657,000 and $0 for the three months ended September 30, 2009 and 2008, respectively, and was $1.3 million and $0 for the nine months ended September 30, 2009 and 2008, respectively. During 2008, the Company adopted a retention bonus plan (the “Retention Bonus Plan”) to address its concern to be able to retain its executives. The Retention Bonus Plan provides for the payment of a retention bonus in three installments, payable on or before January 31, 2009, January 31, 2010, and January 31, 2011 to executive officers and other key employees. Expense related to the Retention Bonus Plan was $138,000 and $703,000 for the three months ended September 30, 2009 and 2008, respectively, and was $455,000 and $1.8 million for the nine months ended September 30, 2009 and 2008, respectively. Other sales, performance, and discretionary incentives are also in effect that provide payments to sales staff in all lines of business based on various sales and/or performance criteria. Expense related to these other incentive plans was $220,000 and $43,000 for the three months ended September 30, 2009 and 2008, respectively, and was $245,000 and $1.5 million for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 10 – CONTINGENCIES, GUARANTEES AND REGULATORY MATTERS

Contingencies:

Management believes that no litigation is threatened or pending in which the Company faces potential loss or exposure which will materially affect the Company’s consolidated financial position or consolidated results of operations. Since the Company’s subsidiaries act as depositories of funds, trustee and escrow agents, they occasionally are named as defendants in lawsuits involving claims to the ownership of funds in particular accounts. AMCORE Bank, N.A. (the “Bank”), a direct subsidiary of AMCORE Financial, Inc. (the “Company”), is also subject to counterclaims from defendants in connection with collection actions brought by the Bank. This and other litigation is incidental to the Company’s business.

As a member of the VISA, Inc. organization (VISA), the Company has previously accrued a $373,000 liability for its proportionate share of various claims against VISA. Recent additional funding of a litigation escrow account established by VISA has reduced the Company’s proportionate share of its liability to $292,000.

Guarantees:

The Bank, as a provider of financial services, routinely enters into commitments to extend credit to its customers, including a variety of letters of credit. Letters of credit are a conditional but generally irrevocable form of guarantee on the part of the Bank to make payments to a third party obligee, upon the default of payment of performance by the Bank customer or upon consummation of the underlying transaction as intended. Letters of credit are typically issued for a period of one year to five years, but can be extended depending on the Bank customer’s needs. As of September 30, 2009, the maximum remaining term for any outstanding letter of credit expires on March 31, 2013.

A fee is normally charged to compensate the Bank for the value of the letter of credit that is issued at the request of the Bank customer. The fees are deferred and recognized as income over the term of the guarantee. As of September 30, 2009, the carrying value of these deferrals was a deferred credit of $151,000. This amount included a $28,000 guarantee liability for letters of credit. The remaining $123,000 represented deferred fees charged for letters of credit.

At September 30, 2009, the contractual amount of all letters of credit was $52.4 million. These represent the maximum potential amount of future payments that the Company would be obligated to pay under the guarantees.

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

In addition to the guarantee liability and deferred fees described above, the Company has recorded a contingent liability for estimated probably losses on unfunded loan commitments and letters of credit outstanding. This liability was $5.2 million as of September 30, 2009 and $5.8 million as of December 31, 2008.

As noted above, as of September 30, 2009, the Company has an accrued liability of $292,000, representing the estimated fair value of its proportionate share of certain indemnification obligations against VISA.

Regulatory Matters:

On May 15, 2008, the Bank entered into a written agreement (the “OCC Agreement”) with the OCC. The OCC Agreement described commitments made by the bank to address and strengthen banking practices relating to asset quality and the overall administration of the credit function at the Bank.

The Company entered into a written agreement (the “FRB Agreement”) with the FRB dated June 26, 2009, and on June 25, 2009, the Bank agreed to the issuance of a consent order (the “Consent Order”) by the OCC. In general, the FRB Agreement and the Consent Order contained requirements to develop plans to raise capital and to revise and maintain a liquidity risk management program. The Consent Order required the Bank to, among other things, (i) develop and submit a capital plan (the “Capital Plan”) to the OCC by July 25, 2009, (ii) achieve and maintain by September 30, 2009, Tier 1 capital at least equal to 8% of adjusted total assets, Tier 1 risk-based capital at least equal to 9% of risk-weighted assets and total risk-based capital at least equal to 12% of risk-weighted assets, and (iii) revise and maintain a liquidity risk management program within 60 days from the date of the Consent Order. In addition, the FRB Agreement required the development of a capital plan for the Company, restricted the payment of dividends by the Company, as well as the taking of dividends or any other payment representing a reduction in capital from the Bank. The FRB Agreement further required that the Company not incur, increase, or guarantee any debt, repurchase or redeem any shares of its stock, or pay any interest or principal on subordinated debt or trust preferred securities, in each case without the prior approval of the FRB. In consultation with its professional advisors, and in compliance with the Consent Order, the Bank developed and timely submitted the Capital Plan and liquidity risk management program to the OCC, and the Company developed and timely submitted the capital plan to the FRB as required under the FRB Agreement.

By letter dated November 4, 2009 (the “Letter”), the OCC notified the Bank of its finding that the Capital Plan is “not acceptable”, stating that the OCC is unable to determine that the Capital Plan “is likely to succeed in restoring the Bank’s capital at this time.” The OCC further advised the Bank that it was being treated as “significantly undercapitalized” within the meaning of the prompt corrective action (the “PCA”) provisions of the Federal Deposit Insurance Act and implementing OCC regulations. As a result of this regulatory determination, the Bank thereupon became subject to the PCA activity and operational restrictions applicable to “significantly undercapitalized” depository institutions, including, among other things, the mandatory requirement that the Bank submit an acceptable Capital Restoration Plan (“CRP”), as required under the PCA guidelines, no later than December 4, 2009. The Letter also indicated that the OCC is requiring the Bank to prepare and submit to the OCC a plan for the sale or merger of the Bank (a “Disposition Plan”) by December 4, 2009, as specified under the Consent Order. The Bank may develop one plan to satisfy both the requirements of a CRP and a Disposition Plan required pursuant to the Letter, provided the plan meets the requirements of both. In consultation with its professional advisors, the Bank intends to resubmit a CRP and a Disposition Plan by the required date.

On November 6, 2009, the FRB notified the Company in writing that the Company’s capital plan submitted under the terms of the FRB Agreement was unacceptable in addressing the capital erosion of the Company and the Bank. The FRB concluded that, based on the information provided by the Company, as well as the Company’s current negative financial trends, the Company’s capital plan was not viable.

Further, the Bank was unable to meet the regulatory capital maintenance requirements of the Consent Order by the required September 30, 2009 date. As a result of the OCC Agreement, as well as the FRB Agreement, the Consent Order and the Letter, the Company is ineligible for certain actions and expedited approvals without the prior written consent and approval of the applicable regulatory agency. These actions include, among other things, the appointment of directors and senior executives, making or agreeing to make certain payments to executives or directors, business combinations and branching.

The Company and the Bank are diligently continuing to work with their financial and professional advisors in seeking qualified sources of outside capital, and in achieving compliance with the requirements of the Consent Order, the FRB Agreement and the Letter. The Company and the Bank continue to consult with the OCC, FRB and FDIC on a regular basis concerning the Company’s and Bank’s proposals to obtain outside capital and to develop action plans that will be acceptable to federal regulatory authorities, but there can be no assurance that these actions will be successful, or that even if one or more of the Company’s and Bank’s proposals are accepted by the Company’s and Bank’s Federal regulators, that these proposals will be successfully implemented.

As the following table indicates, as of September 30, 2009, AMCORE is significantly undercapitalized. As a result of this designation, the Bank is no longer eligible to participate in the brokered CD market and is also subject to limitations with respect to interest rates it can offer on deposits, generally limited to rates equal to no more than 75 basis points above prevailing market rates. These limitations, as well as recent increased collateral requirements and advance limitations with respect to other funding sources, may have a material impact on the Bank’s deposit levels and liquidity.

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets)	$189,774	5.87%	$408,205	10.04%
Total Adequately Capitalized Minimum	258,672	8.00%	325,333	8.00%

Amount (Below) Above Regulatory Minimum	($68,898)	(2.13%)	$82,872	2.04%

Tier 1 Capital (to Risk Weighted Assets)	$94,887	2.93%	$306,245	7.53%
Tier 1 Adequately Capitalized Minimum	129,336	4.00%	162,666	4.00%

Amount (Below) Above Regulatory Minimum	($34,449)	(1.07%)	$143,579	3.53%

Tier 1 Capital (to Average Assets)	$94,887	2.03%	$306,245	6.06%
Tier 1 Adequately Capitalized Minimum	187,253	4.00%	202,006	4.00%

Amount (Below) Above Regulatory Minimum	($92,366)	(1.97%)	$104,239	2.06%

Risk Weighted Assets	$3,233,405		$4,066,661

Average Assets	$4,681,323		$5,050,150

NOTE 11 – INCOME TAXES

At September 30, 2009, the Company evaluated the expected realization of its net deferred tax assets totaling $118.0 million, primarily comprised of future tax benefits associated with the allowance for loan losses and net operating loss carryforwards, and concluded that a valuation allowance was required. During third quarter 2009, AMCORE recorded income tax expense of $92.1 million, which includes the recognition of the $118.0 million non-cash charge to establish a valuation allowance for net deferred tax assets. This resulted in no net deferred tax asset as of September 30, 2009. The Company also has $2.1 million in net deferred tax assets associated with net security losses reported in other comprehensive income for which it has also established a valuation allowance.

After weighing all available positive and negative evidence, the Company concluded that it was no longer more likely than not that some or all of its net deferred tax asset would be realized. In arriving at this conclusion, management determined that the negative weight of increasing cumulative losses, the continued high-level of non-performing loans, declining loan collateral values supporting its non-performing loans and forecasted near-term results was greater than the positive weight of its historical profitability prior to the current economic environment and management’s projections that sufficient taxable income would be generated within the carryforward periods allowed by current federal and state tax regulations. If the Company generates taxable income in future periods, then the valuation allowance may be partially released to offset the tax on the then current taxable income and fully released when it becomes more likely than not that the remaining deferred tax asset value will be realized in future periods.

The Company has no uncertain tax positions as of September 30, 2009, as defined by accounting standards, and is not aware of any significant changes that are reasonably possible within the next twelve months. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income taxes. The Internal Revenue Service has completed an audit of the years 2004 through 2006 and the State of Illinois is currently auditing the years 2006 and 2007. All subsequent years remain open to examination.

On November 6, 2009, the President signed into law the Worker, Homeownership, and Business Act. Subject to certain limitations, the new law permits businesses, such as AMCORE, with losses in either 2008 or 2009 to claim refunds of taxes paid within the prior five years. The limitations and calculations of such provisions can be very complex and time-consuming.

In addition, as is the case with any newly enacted legislation, companies need time to fully analyze and understand all the potential nuances that the legislation entails. However, based upon its preliminary evaluation, the Company currently estimates that it will be entitled to a refund of approximately $25 million to $30 million. As noted, this estimate is subject to change. The final amount that the Company is ultimately entitled to will be recorded as a tax benefit during the fourth quarter, that will increase capital and reduce the deferred tax valuation allowance.

NOTE 12 – EARNINGS PER SHARE

Earnings per share (EPS) calculations for the three and nine months ended September 30, 2009 and 2008 are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Numerator
Net Loss from continuing operations	$(156,395)	$(17,987)	$(197,517)	$(65,680)
Denominator
Average number of shares outstanding – basic	22,976	22,647	22,810	22,621
Plus: Diluted potential common shares	—	—	—	—
Contingently issuable shares	—	—	—	—

Average number of shares outstanding – diluted	22,976	22,647	22,810	22,621

Loss per share
Basic	(6.81)	(0.79)	(8.66)	(2.90)
Diluted	(6.81)	(0.79)	(8.66)	(2.90)

Basic EPS is computed by dividing income available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding.

The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued and to include shares contingently issuable pursuant to employee incentive plans. Securities (e.g. options) that do not have a current right to participate fully in earnings but that may do so in the future by virtue of their option rights are potentially dilutive shares. The dilutive shares are calculated based on the treasury stock method meaning that, for the purposes of this calculation, all outstanding options are assumed to have been exercised during the period and the resulting proceeds used to repurchase Company stock at the average market price during the period. The assumed proceeds also include the amount of compensation cost attributed to future services and not yet recognized. In computing diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included. Exercise of options is not assumed if the result would be antidilutive. For the nine months ended September 30, 2009 and 2008, options to purchase 2.2 million shares and 2.4 million shares respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

NOTE 13 - SEGMENT INFORMATION

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

Total Segment results differ from consolidated results primarily due to treasury and investment activities such as the offset to the funds transfer adjustments made to the Segments, interest income on the securities investment portfolio, gains and losses on the sale of securities, COLI, CRA-related fund investment income and derivative gains and losses. The impact of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and is included in the “Other” column. Prior to second quarter 2009, Other also included corporate administration costs and items not otherwise allocated in the management accounting process. During second quarter 2009, to more fully reflect total organizational profitability, internal management reporting was changed to fully absorb these costs and revenues at the line of business level. As a result, external Segment reporting has also been revised. The $118 million deferred tax valuation allowance recorded during the third quarter 2009 has been allocated to Other. Where material, prior periods have been restated.

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

	Operating Segments
	Commercial Banking	Consumer Banking	Investment Management and Trust	Other	Consolidated
	(dollars in thousands)
Three months ended September 30, 2009
Net interest income (expense)	$4,656	$13,654	$138	$(460)	$17,988
Non-interest income	1,211	8,648	3,966	2,882	16,707

Total revenue	5,867	22,302	4,104	2,422	34,695
Provision for loan losses	56,251	4,003	—	—	60,254
Depreciation and amortization	237	700	67	861	1,865
Other non-interest expense	14,767	15,641	3,337	3,125	36,870

(Loss) Income before income taxes	(65,388)	1,958	700	(1,564)	(64,294)
Income tax (benefit) expense	(25,502)	763	268	116,572	92,101

Net (Loss) Income	$(39,886)	$1,195	$432	$(118,136)	$(156,395)

Segment (loss) profit percentage	-104%	3%	1%	N/A	-100%

Three months ended September 30, 2008
Net interest income (expense)	$22,948	$15,813	$174	$(6,673)	$32,262
Non-interest income	2,440	10,340	4,768	2,697	20,245

Total revenue	25,388	26,153	4,942	(3,976)	52,507
Provision for loan losses	43,678	4,322	—	—	48,000
Depreciation and amortization	440	1,029	26	956	2,451
Other non-interest expense	13,444	18,157	4,364	(52)	35,913

(Loss) income before income taxes	(32,174)	2,645	552	(4,880)	(33,857)
Income tax (benefit) expense	(12,549)	1,031	148	(4,500)	(15,870)

Net (Loss) Income	$(19,625)	$1,614	$404	$(380)	$(17,987)

Segment (loss) profit percentage	-111%	9%	2%	N/A	-100%

	Operating Segments
	Commercial Banking	Consumer Banking	Investment Management and Trust	Other	Consolidated
	(dollars in thousands)
Nine months ended September 30, 2009
Net interest income (expense)	$20,516	$38,204	$(247)	$645	$59,118
Non-interest income	4,940	24,985	11,913	24,794	66,632

Total revenue	25,456	63,189	11,666	25,439	125,750
Provision for loan losses	137,355	2,642	—	—	139,997
Depreciation and amortization	715	2,184	219	2,733	5,851
Other non-interest expense	44,915	50,200	11,137	14,613	120,865

(Loss) Income before income taxes	(157,529)	8,163	310	8,093	(140,963)
Income tax (benefit) expense	(61,437)	3,183	116	114,692	56,554

Net (Loss) Income	$(96,092)	$4,980	$194	$(106,599)	$(197,517)

Segment (loss) profit percentage	-105%	5%	0%	N/A	-100%

Assets	$2,490,435	$901,673	$1,952	$963,459	$4,357,519

Nine months ended September 30, 2008
Net interest income (expense)	$71,833	$47,338	$389	$(14,623)	$104,937
Non-interest income	6,886	30,181	15,796	4,814	57,677

Total revenue	78,719	77,519	16,185	(9,809)	162,614
Provision for loan losses	134,228	11,001	—	—	145,229
Depreciation and amortization	1,059	2,679	59	2,972	6,769
Other non-interest expense	53,286	58,319	14,119	(948)	124,776

(Loss) income before income taxes	(109,854)	5,520	2,007	(11,833)	(114,160)
Income tax (benefit) expense	(41,916)	3,545	791	(10,900)	(48,480)

Net (Loss) Income	$(67,938)	$1,975	$1,216	$(933)	$(65,680)

Segment (loss) profit percentage	-105%	3%	2%	N/A	-100%

Assets	$2,998,188	$1,011,447	$12,045	$991,587	$5,013,267

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and subsidiaries’ (“AMCORE” or the “Company”) consolidated financial condition as of September 30, 2009 compared to December 31, 2008, and the consolidated results of operations for the three months and nine months ended September 30, 2009 compared to the same periods in 2008. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report. The Company has evaluated subsequent events through November 9, 2009, the date the accompanying Consolidated Financial Statements were filed with the Securities and Exchange Commission.

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

Contemplated, projected, forecasted or estimated results in such forward-looking statements involve certain inherent risks and uncertainties. A number of factors – many of which are beyond the ability of the Company to control or predict – could cause actual results to differ materially from those in its forward-looking statements. These factors include, among others, the following possibilities: (I) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new or existing competitors; (II) adverse state, local and federal legislation and regulation or adverse findings or rulings made by local, state or federal regulators or agencies regarding AMCORE and its operations; (III) failure to obtain new customers and retain existing customers and related deposit relationships; (IV) inability to carry out marketing and/or expansion plans; (V) ability to attract and retain key executives or personnel; (VI) changes in interest rates including the effect of prepayments; (VII) general economic and business conditions which are less favorable than expected; (VIII) equity and fixed income market fluctuations; (IX) unanticipated changes in industry trends; (X) unanticipated changes in credit quality and risk factors; (XI) success in gaining regulatory approvals when required; (XII) changes in Federal Reserve Board monetary policies; (XIII) unexpected outcomes on existing or new litigation in which AMCORE, its subsidiaries, officers, directors or employees are named defendants; (XIV) technological changes; (XV) changes in accounting principles generally accepted in the United States of America; (XVI) changes in assumptions or conditions affecting the application of “critical accounting estimates”; (XVII) inability of third-party vendors to perform critical services for the Company or its customers; (XVIII) disruption of operations caused by the conversion and installation of data processing systems; (XIX) adverse economic or business conditions affecting specific loan portfolio types in which the Company has a concentration, such as construction, land development and other land loans; (XX) zoning restrictions or other limitations at the local level, which could prevent limited branch offices from transitioning to full-service facilities; (XXI) possible changes in the creditworthiness of customers and value of collateral and the possible impairment of collectability of loans; (XXII) changes in lending terms to the Company and the Bank by the Federal Reserve, Federal Home Loan Bank, or any other regulatory agency or third party; (XXIII) the recently enacted Emergency Economic Stabilization Act of 2008, and the various programs the U.S. Treasury and the banking regulators are implementing to address capital and liquidity issues in the banking system, all of which may have significant effects on the Company and the financial services industry, the exact nature and extent of which cannot be determined at this time; and (XXIV) failure by the Company to comply with the provisions of any regulatory order or agreement to which the Company is subject could result in additional and material enforcement actions by the applicable regulatory agencies.

KEY INITIATIVES, OTHER SIGNIFICANT ITEMS AND ACCOUNTING CHANGES

Key Initiatives

Credit quality—Over the last seven quarters, actions that the Company has taken or is taking to enhance the credit risk administration and measurement processes of its banking subsidiary (the “Bank”) include: implemented an expanded risk grading system to provide more detailed information as to the conditions underlying the portfolio; engaged an independent third party to review a representative sample of the commercial loan portfolio to verify risk rating accuracy; shifted virtually all construction and development loan relationships to an experienced specialty unit to manage and reduce the concentration; reorganized the commercial credit approval process; enhanced the processes related to the allowance for loan losses calculation; implemented straight-through-processing system for commercial lending; increased staffing and resources in the Bank’s non-performing assets resolution specialty group, which pursues resolution of non-performing assets; hired a new chief credit officer with strong leadership and portfolio management skills; added qualified and experienced senior staff to manage the credit administration, loan review and appraisal functions; reorganized the commercial line of business to eliminate two layers of management, to improve communication and accelerate decision making; formed a risk committee that reviews the loan portfolio including segments that could develop into a concentration to ensure that the Company is appropriately monitoring and managing its credit portfolio risk; and initiated a plan to substantially lower its exposure to non-strategic, non-relationship based accounts, especially loans concentrated in single-service accounts such as investment real estate loans, while increasing its focus on commercial and industrial relationship lending.

Cost efficiencies—The Company continues its efforts to realign its cost structure to be consistent with its revenue stream. This is being accomplished through a four-prong approach that focuses on automation, vendor management and contract re-negotiation, improved utilization of existing resources and flattening the organization’s hierarchy. Actions taken in 2009 included a five percent reduction in executive salaries, suspension of employee merit increases, decreases in the Company’s basic contribution to the 401(k) plan, and a 23 percent reduction of its work force (the “Restructuring”). The Company has not suspended or reduced its employer matching contributions to the 401(k) plan. Charges of $2.4 million (the “Restructuring Charge”) related to the Restructuring have been recorded year-to-date in 2009. Since the end of third quarter 2008, full-time equivalent positions have declined 23%.

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

Continuing its efforts to improve efficiencies, better utilize existing space and reduce costs, the Company closed its Lake Zurich limited branch office (LBO) on June 30, 2009, relocating the commercial team to its nearby Vernon Hills branch. During fourth quarter 2009, the Company will consolidate operations of three additional branches to other nearby facilities. These facilities include the Elgin-Big Timber branch, where customers will be able to utilize three nearby newer locations; the Wauwatosa, Wisconsin branch, where the commercial team will relocate to a nearby leased facility; and the Northbrook LBO, which will close when a full service branch in Northbrook opens. Northbrook is the last of the Company’s new branches to open and construction on this new branch has been underway for more than a year. No impairment charges are expected for any of the 2009 Facilities Consolidations.

Capital and Liquidity—The Company and the Bank are taking all appropriate actions, including pursuing capital raising activities, in order to increase capital and otherwise enhance its capital position. During fourth quarter 2008, the Company merged its Investment Management and Trust Group into the main Bank charter. This added more than $8 million of capital to the Bank, a more efficient use of the capital of the organization. See Capital Management section below for an expanded discussion of the regulatory capital standards. This also allows the Company to serve its customers with greater “One-Bank” operational clarity. In fourth quarter 2008, the Company suspended its quarterly dividend to preserve capital and parent company liquidity. AMCORE has elected to continue to participate in the FDIC Transaction Account Guarantee Program, providing unlimited insurance on non-interest bearing transaction accounts through June 30, 2010.

On July 25, 2009, the Bank submitted a capital plan to the Office of the Comptroller of the Currency (the “OCC). See Regulatory Developments below for more information regarding the Bank’s capital plan. In connection with the plan, during August 2009 the Company announced agreements had been reached to sell four branches in rural Wisconsin: Argyle, Belleville, Monroe and New Glarus (the “Branch Sales”). These transactions include approximately $90 million in loans, $170 million in deposits and sweep accounts, and up to $45 million in related trust accounts. The brokerage and 401(k) plan business are not part of the Branch Sales and will remain with AMCORE. In connection with the Branch Sales, which are expected to close in November 2009, the Company reclassified the $91 million of loans to held-for-sale.

During 2008, the Bank continued to build its liquidity reserves to strengthen its funding stability as the economic environment became less stable, and during third quarter 2009 submitted a liquidity risk management program to its regulators. See Regulatory Developments below for more information regarding the Bank’s liquidity risk management program. At September 30, 2009, the Bank’s liquidity reserves were approximately $575 million.

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

During 2008, the Bank joined the MoneyPass and Sum, surcharge-free ATM networks. As a result, AMCORE cardholders now have access to surcharge-free transactions at more than 19,000 ATMs across the United States, including a large concentration of ATMs conveniently located in the same geographic regions as AMCORE customers. These new relationships expand AMCORE’s channel of ATMs throughout Illinois and Wisconsin from roughly 800 at September 30, 2008 to more than 1,400 as of September 30, 2009.

Other Significant Items

Capital—The Company at the consolidated level fell to significantly undercapitalized for all three regulatory capital ratios as of September 30, 2009 due to losses for the quarter and technical limitations that now restrict the inclusion of certain components in regulatory capital. The Bank is significantly undercapitalized for its leverage ratio, undercapitalized for its total capital ratio and adequately capitalized for its Tier 1 capital ratio. As a result of dropping below adequately capitalized, the Bank, among other limitations, continues to be prohibited from accepting or renewing brokered deposits and cannot pay excessive interest rates on deposits. This will continue to have an impact on the Bank’s liquidity particularly as brokered deposits mature. See Capital Management discussion, below.

As a result of dropping below adequately capitalized at the consolidated level, the Company is in technical default under its credit agreement with JPMorgan Chase Bank, N.A. AMCORE is and has been current with all its payments due under that facility. AMCORE received a waiver from JP Morgan on July 31 when it was previously in technical default. For further information regarding the credit agreement, see Note 4 of the Notes to the Consolidated Financial Statements. Both parties continue to work cooperatively.

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

In May 2009, Ted Kopczynski was promoted to chief credit officer and senior vice president. As chief credit officer, he is responsible for developing, administering and providing general oversight of all credit policies and procedures; approving and recommending extensions of credit; and implementing effective credit risk management activities. Kopczynski has 27 years of experience in all phases of small and middle market loans and large structured transactions. Prior to joining AMCORE, he held senior credit, sales and leadership positions with Citibank, UBS Global Wealth Management and Merrill Lynch Business Financial Services Inc.

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

Significant transactions—Net security gains of $21.2 million have been realized year-to-date 2009 due to the sale of $743 million in bonds. The sale of the securities has allowed the Company to restructure its balance sheet through selected debt extinguishments (the “Debt Extinguishment(s)”), enhanced regulatory treatment and improved liquidity. It also allowed the Company to capture gains that might otherwise be jeopardized by the risk of prepayment of the securities. Year-to-date the Company has incurred $5.4 million of prepayment fees and costs in connection with the Debt Extinguishments. This amount was recorded in other operating expenses in the Consolidated Statements of Operations.

During second quarter 2009, the Federal Deposit Insurance Corporation (FDIC) assessed all insured depository institutions a special assessment, in addition to premiums that are normally assessed, to help replenish the FDIC’s bank deposit insurance fund. AMCORE’s share of the special assessment (the “FDIC Special Assessment”) was $2.4 million. This amount was recorded in insurance expense in the Consolidated Statements of Operations.

Trust preferred interest deferral—The Company has $50 million of Trust Preferred securities, of which $22 million qualify as Tier 1 Capital and $28 million qualify as Tier 2 for regulatory capital purposes for the Company. In first quarter of 2009, the Company elected to defer regularly scheduled quarterly interest payments on the Trust Preferred securities. The deferral of interest does not constitute an event of default, per the terms of the indentures. While the Company defers the payment of interest, it will continue to accrue expense for interest owed at a compounded rate.

Regulatory developments—On May 15, 2008, the Bank entered into a written agreement (the “OCC Agreement”) with the OCC. The OCC Agreement described commitments made by the Bank to address and strengthen banking practices relating to asset quality and the overall administration of the credit function at the Bank.

The Company entered into a written agreement (the “FRB Agreement”) with the Federal Reserve Bank of Chicago (the “FRB”) dated June 26, 2009, and on June 25, 2009, the Bank agreed to the issuance of a consent order (the “Consent Order”) by the OCC. In general, the FRB Agreement and the Consent Order contained requirements to develop plans to raise capital and to revise and maintain a liquidity risk management program. The Consent Order required the Bank to, among other things, (i) develop and submit a capital plan (the “Capital Plan”) to the OCC by July 25, 2009, (ii) achieve and maintain by September 30, 2009, Tier 1 capital at least equal to 8% of adjusted total assets, Tier 1 risk-based capital at least equal to 9% of risk-weighted assets and total risk-based capital at least equal to 12% of risk-weighted assets, and (iii) revise and maintain a liquidity risk management program within 60 days from the date of the Consent Order. In addition, the FRB Agreement required the development of a capital plan for the Company, restricted the payment of dividends by the Company, as well as the taking of dividends or any other payment representing a reduction in capital from the Bank. The FRB Agreement further required that the Company not incur, increase, or guarantee any debt, repurchase or redeem any shares of its stock, or pay any interest or principal on subordinated debt or trust preferred securities, in each case without the prior approval of the FRB. In consultation with its professional advisors, and in compliance with the Consent Order, the Bank developed and timely submitted the Capital Plan and liquidity risk management program to the OCC, and the Company developed and timely submitted the capital plan to the FRB as required under the FRB Agreement.

By letter dated November 4, 2009 (the “Letter”), the OCC notified the Bank of its finding that the Capital Plan is “not acceptable”, stating that the OCC is unable to determine that the Capital Plan “is likely to succeed in restoring the Bank’s capital at this time.” The OCC further advised the Bank that it was being treated as “significantly undercapitalized” within the meaning of the prompt corrective action (the “PCA”) provisions of the Federal Deposit Insurance Act and implementing OCC regulations. As a result of this regulatory determination, the Bank thereupon became subject to the PCA activity and operational restrictions applicable to “significantly undercapitalized” depository institutions, including, among other things, the mandatory requirement that the Bank submit an acceptable Capital Restoration Plan (“CRP”), as required under the PCA guidelines, no later than December 4, 2009. The Letter also indicated that the OCC is requiring the Bank to prepare and submit to the OCC a plan for the sale or merger of the Bank (a “Disposition Plan”) by December 4, 2009, as specified under the Consent Order. The Bank may develop one plan to satisfy both the requirements of a CRP and a Disposition Plan required pursuant to the Letter, provided the plan meets the requirements of both. In consultation with its professional advisors, the Bank intends to resubmit a CRP and a Disposition Plan by the required date.

On November 6, 2009, the FRB notified the Company in writing that the Company’s capital plan submitted under the terms of the FRB Agreement was unacceptable in addressing the capital erosion of the Company and the Bank. The FRB concluded that, based on the information provided by the Company, as well as the Company’s current negative financial trends, the Company’s capital plan was not viable.

Further, the Bank was unable to meet the regulatory capital maintenance requirements of the Consent Order by the required September 30, 2009 date. As a result of the OCC Agreement, as well as the FRB Agreement, the Consent Order and the Letter, the Company is ineligible for certain actions and expedited approvals without the prior written consent and approval of the applicable regulatory agency. These actions include, among other things, the appointment of directors and senior executives, making or agreeing to make certain payments to executives or directors, business combinations and branching.

The Company and the Bank are diligently continuing to work with their financial and professional advisors in seeking qualified sources of outside capital, and in achieving compliance with the requirements of the Consent Order, the FRB Agreement and the Letter. The Company and the Bank continue to consult with the OCC, FRB and FDIC on a regular basis concerning the Company’s and Bank’s proposals to obtain outside capital and to develop action plans that will be acceptable to federal regulatory authorities, but there can be no assurance that these actions will be successful, or that even if one or more of the Company’s and Bank’s proposals are accepted by the Company’s and Bank’s Federal regulators, that these proposals will be successfully implemented.

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

On November 6, 2009, the President signed into law the Worker, Homeownership, and Business Act. Subject to certain limitations, the new law permits businesses, such as AMCORE, with losses in either 2008 or 2009 to claim refunds of taxes paid within the prior five years. The limitations and calculations of such provisions can be very complex and time-consuming. In addition, as is the case with any newly enacted legislation, companies need time to fully analyze and understand all the potential nuances that the legislation entails. Based upon its preliminary evaluation, the Company currently estimates that it will be entitled to a refund of approximately $25 million to $30 million. As noted, this estimate is subject to change. The amount that the Company is ultimately entitled to will be recorded as a tax benefit during the fourth quarter, that will increase capital and reduce the deferred tax valuation allowance.

Impact of inflation—Apart from operating expenses, the financial services industry is not directly affected by inflation, however, as the Fed monitors economic trends and developments, it may change monetary policy in response to economic changes which would have an influence on interest rates. See the discussion of Net Interest Income, changes due to rate, below.

New Accounting Standards

FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals —In June 2009, accounting standards were revised to establish the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents were superseded. The Company adopted the Codification for the third quarter of 2009, and accordingly its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and all subsequent filings will reference the Codification as the sole source of authoritative literature.

Transfer of Financial Assets—On June 9, 2009, accounting standards were amended to clarify when a transferor has surrendered control over transferred financial assets and thus is entitled to account for the transfer as a sale. The amendments require a transferor to evaluate its continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. The amendments limit the circumstances in which the transfer of a financial asset, or portion of a financial asset, may be treated as a sale. The amendments also establish specific conditions for reporting a transfer of a portion of a financial asset as a sale (i.e., a participating interest). If the transfer does not meet those conditions, a transferor should not account for the transfer as a sale. This amendment most commonly affects when a loan participation may be treated as a sale by the transferor. The amendments require that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets that are accounted for as a sale. The amendments also expand disclosure requirements. The amendments are effective for annual and interim periods beginning after November 15, 2009 and for transfers occurring on or after the effective date. The Company has not yet evaluated this standard, but does not expect that it will have a material impact on its Consolidated Balance Sheets or Statements of Operations.

Subsequent Events—On May 28, 2009, accounting standards were revised to require that management must evaluate, as of the end of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued, or are available to be issued, and to disclose the date through which the evaluation has been made. As a public company, AMCORE is required to evaluate whether events subsequent to the end of the reporting period require disclosure or recognition through the date the financial statements are issued. The adoption of these amendments did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

Fair Value Measurements—In April 2009, accounting standards were amended to provide additional guidance for determining the fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly and also provides guidance for determining whether a transaction is orderly. The amendments must be applied prospectively and were effective for interim and annual reporting periods ending after June 15, 2009. Early adoption was permitted for periods ending after March 15, 2009. Adoption of the amendments in first quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

Other-Than-Temporary Impairment—In April 2009, accounting standards were revised to provide expanded guidance concerning the recognition and measurement of other-than-temporary impairments of debt securities classified as available for sale or held to maturity. In addition, the amendments require enhanced disclosures concerning such impairment for both debt and equity securities. The amendments were effective for interim and annual reporting periods ending after June 15, 2009. Early adoption was permitted for periods ending after March 15, 2009. Adoption of the amendments in first quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

Fair Value Disclosure—In April 2009, accounting standards were amended to require that disclosures concerning the fair value of financial instruments be presented in interim as well as in annual financial statements. The amendments were effective for interim reporting periods ending after June 15, 2009. Adoption of these standards in second quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

Minority Interests—In December 2007, accounting standards were amended to require non-controlling minority interests be recorded as a separate component of equity and that net income attributable to minority interests be clearly identified on the Statement of Income. The amendments were effective for fiscal years and interim periods beginning on or after December 15, 2008, and were required to be applied prospectively, except for the presentation and disclosure requirements. Adoption of the amendments in first quarter 2009 did not have a material impact on the Consolidated Balance Sheets or Statements of Operations.

Derivative Instruments and Hedging Activities Disclosure—In 2008, accounting standards were amended to provide enhanced disclosures to thereby improve the transparency of financial reporting. The amendments were effective for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. Adoption of the amendments in the first quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

OVERVIEW OF OPERATIONS AND SIGNIFICANT CATEGORIES

Overview of the Quarter

AMCORE reported a net loss of $156.4 million or $6.81 per diluted share for the quarter ended September 30, 2009 compared to a net loss of $18.0 million or $0.79 per diluted share for the same period in 2008, representing a $138.4 million or $6.02 per diluted share decline quarter over quarter. AMCORE had negative returns on average equity and on average assets of 283.42% and 13.29%, respectively, for third quarter 2009, compared to negative returns of 22.77% and 1.40%, respectively, for the same period in 2008.

Significant Categories

Changes in the significant categories of third quarter 2009 net loss compared to third quarter 2008, were:

Net interest income—Declined $14.3 million due to the costs of increased levels of non-accrual loans and the cost of building liquidity. Net interest margin was 1.67% in third quarter 2009 compared to 2.76% in third quarter 2008.

Provision for loan losses—Increased $12.3 million to $60.3 million in third quarter 2009 from $48.0 million in third quarter 2008. The continued replenishment of non-performing loans, coupled with further declines in the fair value of collateral on existing non-performing loans that are collateral dependent, led to the increase in Provision for the quarter.

Non-interest income—Decreased $3.5 million to $16.7 million in the third quarter 2009 compared to $20.2 million in the same period of 2008. Service charges on deposits declined $2.0 million and the third quarter 2008 included $1.6 million in CRA related fund income. On a linked quarter basis, excluding security gains in the second quarter of 2009 of $12.9 million, non-interest income remained flat.

Operating expenses—Were essentially flat at $38.7 million in third quarter 2009 compared to $38.4 million in third quarter 2008. Most categories of operating expenses were down over the prior period, reflecting the Restructuring. These declines were offset by increased FDIC insurance costs and foreclosed real estate expenses.

Income tax expense—Was $92.1 million for the third quarter 2009. This amount is net of a $118.0 million valuation allowance for deferred tax assets recorded during the quarter. After recording the valuation allowance, the Company has no net deferred tax asset remaining for either federal or state income tax jurisdictions. See Note 11 of Notes to the Consolidated Financial Statements.

The effective tax rate was 46.6% in third quarter 2008. Items that are exempt from taxes, such as municipal bond income and increases in cash surrender value (CSV) of Bank and Company owned life insurance (COLI), while generally resulting in an effective tax rate that is lower than the statutory tax rate, have the opposite effect in a period where there is a loss before income taxes.

Overview of Year-to-Date

AMCORE reported a net loss of $197.5 million or $8.66 per diluted share for the nine months ended September 30, 2009 compared to a net loss of $65.7 million or $2.90 per diluted share for the same period in 2008, representing a $131.8 million or $5.76 per diluted share decline. AMCORE had negative returns on average equity and on average assets of 111.40% and 5.30%, respectively, for the first nine months of 2009, compared to negative returns of 25.44% and 1.71%, respectively, for the same period in 2008.

Significant Categories

Changes in the significant categories for the first nine months of 2009 net loss, compared to the first nine months of 2008, were:

Net interest income—Declined $45.8 million. As was the case for the quarter-to-date comparisons, the decline was due to increased levels of non-accrual loans and the cost of building liquidity. Net interest margin was 1.73% for the first nine months of 2009 compared to 2.99% for the first nine months of 2008.

Provision for loan losses—Decreased $5.2 million to $140.0 million for the first nine months of 2009 from $145.2 million for the first nine months of 2008. As was the case for the quarter, the $140 million Provision for the first nine months of 2009 reflects a $240 million net increase in non-performing loans from $191 million at September 30, 2008, as well as continued declines in collateral fair values.

Non-interest income—Increased $9.0 million to $66.6 million in the first nine months of 2009 compared to $57.7 million in the same period of 2008. Security gains in the first nine months of 2009 were $21.2 million, compared to $1.0 million for the same period in 2008 which more than offset declines in all other categories of non-interest income.

Operating expenses—Declined $4.8 million to $126.7 million for the first nine months of 2009 compared to $131.5 million for the first nine months of 2008. The decline was primarily due to lower personnel costs, provision for unfunded commitment losses and professional fees, partly offset by higher FDIC insurance expense, foreclosed real estate expense and loan processing and collection costs. Charges incurred in the first nine months of 2008 included goodwill impairment and Facilities Consolidation.

Income tax expense—Was $56.6 million for the nine months ended September 30, 2009 which is net of a $118.0 million valuation allowance for deferred tax assets recorded in third quarter 2009. After recording the valuation allowance, the Company has no net deferred tax asset remaining for either federal or state income tax jurisdictions. See Note 11 of Notes to the Consolidated Financial Statements.

The effective tax rate was 42.5% for the first nine months of 2008. Items that are exempt from taxes, such as municipal bond income and increases in CSV of COLI, while generally resulting in an effective tax rate that is lower than the statutory tax rate, have the opposite effect in a period where there is a loss before income taxes.

EARNINGS REVIEW OF CONSOLIDATED STATEMENTS OF OPERATIONS

The following discussion compares the major components of the Consolidated Statements of Operations and their impact for three and nine months ended September 30, 2009 and 2008.

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

Overview—As reflected below, net interest income, on an FTE basis, declined $14.8 million or 45% in third quarter 2009 compared to third quarter 2008, and declined $46.8 million or 44% for the first nine months of 2009 compared to the same period in 2008. Declines in FTE interest income of $21.4 million and $63.5 million for the three and nine-month periods, respectively, were only partly offset by declines of $6.6 million and $16.7 million, respectively, in interest expense.

	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Interest Income Book Basis	$45,530	$66,452	$148,833	$211,341
FTE Adjustment	330	844	1,430	2,393

Interest Income FTE Basis	$45,860	$67,296	$150,263	$213,734
Interest Expense	27,542	34,190	89,715	106,404

Net Interest Income FTE Basis	$18,318	$33,106	$60,548	$107,330

Net Interest Spread	1.33%	2.41%	1.42%	2.61%
Net Interest Margin	1.67%	2.76%	1.73%	2.99%

Net interest spread and margin (See Tables 1 and 2)—Net interest spread declined 108 basis points to 1.33% in third quarter 2009 from 2.41% in third quarter 2008. The net interest margin was 1.67% in third quarter 2009, a decline of 109 basis points from 2.76% in third quarter 2008. For the comparable nine-month periods, net interest spread declined 119 basis points to 1.42% from 2.61%, while net interest margin declined 126 basis points to 1.73% from 2.99%.

The declines in net interest spread and net interest margin for both the three and nine month periods were primarily due to lower loan yields that were driven by increased levels of non-accrual loans. These were not matched by declines in funding rates as declines in average bank-issued transactional deposits were replaced with higher-cost bank-issued time deposits and wholesale funding sources. In addition, some transactional deposit products have reached levels at which further reductions in rates paid are limited. The cost of building and holding additional liquidity in lower yielding investments and the affect of shrinking both the Company’s investment and loan portfolios also contributed to the decline in net interest income.

Changes due to volume (See Tables 3 and 4)—In third quarter 2009, net interest income (FTE) decreased $2.3 million, due to a $420 million decrease in average earning assets. Average loan balances decreased by $585 million, while average investment securities and short-term investments increased a combined $115 million. For the nine-month period, FTE decreased $3.3 million due to a $135 million decrease in average interest earning assets. For the nine-month period, average loan volumes decreased $400 million while investment securities and short-tem investments increased a combined $244 million.

The reduction in average loans, for both the three and nine-month periods, included the effect of an overall effort to reduce the Company’s exposure to non-strategic, non-relationship based accounts. In addition, the Company continues to migrate its balance sheet to a lower proportion of investment securities and a higher proportion of cash equivalents and short-term investments in its efforts to build liquidity.

Changes due to rate (See Table 3 and 4)—In third quarter 2009, FTE declined due to average rates by $12.4 million when compared with the same period in 2008. This was comprised of a $15.9 million decrease in interest income that was only partly offset by a $3.5 million decrease in interest expense. Both interest-earning asset yields and interest-bearing liability costs were affected by three separate decreases in the federal funds (Fed Funds) rate totaling a combined 175 basis points, all of which occurred since the third quarter of 2008. In addition, non-performing loans increased from $191 million at September 30, 2008 to $431 million as of September 30, 2009. The Bank must continue to fund these non-earnings assets until they are resolved.

The yield on average earnings assets decreased 143 basis points to 4.17% for third quarter of 2009 compared to 5.60% for third quarter 2008. During the same period of time, the rate paid on average interest bearing liabilities decreased 35 basis points, to 2.84% from 3.19%. In addition to the drag on loan yields caused by the increase in non-performing loans, rates on average interest bearing liabilities did not decline as much as the rates earned on average earnings assets as lower cost bank-issued transactional deposits declined $565 million on average, while higher cost bank-issued time deposits and wholesale funding sources increased on average a combined $149 million. In addition, and as noted above, some transactional deposit products, now yielding 0.33% on average, have reached levels at which further reductions in rates paid are limited.

For the first nine months of 2009, FTE declined due to average rates by $43.5 million when compared with the same period in 2008. This was comprised of a $57.6 million decrease in interest income that was only partly offset by a $14.1 million decrease in interest expense. Both interest-earning asset yields and interest-bearing liability costs were affected by four separate decreases in the federal funds (Fed Funds) rate totaling a combined 200 basis points, all of which occurred since the first quarter of 2008. In addition, non-performing loans increased from $191 million at September 30, 2008 to $431 million as of September 30, 2009. As noted above, the Bank must continue to fund these non-earnings assets until they are resolved.

The yield on average earnings assets decreased 164 basis points to 4.30% for the nine-month period in 2009 compared to 5.94% for the same period in 2008. During the same time periods, the rate paid on average interest bearing liabilities decreased 45 basis points, to 2.88% from 3.33%. Average bank-issued transactional deposits declined $690 million on average, and were partly replaced by a combined $586 million average increase in higher cost bank-issued time deposits and wholesale funding sources. Transactional deposit products yielded 0.42% on average for the nine-month period in 2009.

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

Provision for Loan Losses

Loans, the Company’s largest income earning asset category, are evaluated by management on a quarterly basis in order to establish an allowance for loan losses (Allowance) that is sufficient to absorb estimated losses that are probable as of the respective reporting date. This evaluation includes specific loss estimates on certain individually reviewed loans where it is probable that the Company will be unable to collect all of the amounts due (principal or interest) according to the contractual terms of the loan agreement (impaired loans) and statistical loss estimates for loan groups or pools that are based on historical loss experience. Also included are other loss estimates that reflect the current credit environment and that are not otherwise captured in the historical loss rates. These include the quality and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, estimated changes in collateral values since the latest appraisal or evaluation, and economic and industry conditions, among other things. The Allowance is also subject to periodic examination by regulators, whose review may include their own assessment as to its adequacy to absorb probable losses.

Additions to the Allowance are charged against earnings for the period as a provision for loan losses (Provision). Conversely, this evaluation could result in a decrease in the Allowance and Provision as credit quality begins to stabilize or improve or losses are less than originally estimated. In general, actual loan losses are charged against and reduce the Allowance when available information confirms that specific loans, or portions thereof, are uncollectible. For loans that are collateral dependent, losses are deemed confirmed for the portion of a loan that exceeds the fair value of the collateral that can be identified as uncollectible. As a result, charge-offs of collateral dependent loans typically occur earlier than a charge-off of a loan that is not collateral dependent. Unpaid interest attributable to prior years for loans that are placed on non-accrual status is also charged against and reduces the Allowance. Unpaid interest for the current year for loans that are placed on non-accrual status is charged against and reduces the interest income previously recognized. Subsequent recoveries of amounts previously charged to the Allowance, if any, are credited to and increase the Allowance.

The third quarter 2009 Provision was $60 million, an increase of $12 million from $48 million in third quarter 2008. For third quarter 2009, non-performing loans increased to $431 million compared to $416 million in second quarter 2009, as new non-performing loans exceeded charge-offs and settlements by $15 million. The continued replenishment of non-performing loans, coupled with further declines in the fair value of collateral on existing non-performing loans that are collateral dependent, led to the increase in Provision for the quarter.

For the first nine months of 2009 Provision was $140 million, a $5 million decrease from $145 million for the first nine months of 2008. As was the case for the quarter, the $140 million Provision for the first nine months of 2009 reflects a $240 million net increase in non-performing loans from $191 million at September 30, 2008, as well as continued declines in collateral fair values.

Delinquencies, loans that are thirty to eighty-nine days past due, declined $5 million, or eight percent, compared to second quarter 2009, their lowest level since third quarter 2007.

See discussion of Allowance for Loan Losses, below, for additional information.

Non-Interest Income

Total non-interest income is comprised primarily of fee-based revenues from Investment Management and Trust and bank-related service charges on deposits. Income from bankcard fee income, COLI, brokerage commission and security gains are also included in this category.

Overview—Non-interest income declined $3.5 million to $16.7 million in the third quarter 2009 compared to $20.2 million in the same period of 2008. Other non-interest income, services charges on deposits, investment management and trust income and brokerage income declined by $2.1 million, $2.0 million, $509,000 and $353,000, respectively, from the prior year period. These were partly offset by security gains in the third quarter 2009 of $1.5 million, compared to none in the third quarter of 2008. For the first nine months of 2009, non-interest income increased $9.0 million to $66.6 compared to $57.7 million in the same period of 2008. Security gains in the first nine months of 2009 were $21.2 million, compared to $1.0 million for the same period in 2008, more than offsetting declines in all other categories of non-interest income.

Investment management and trust income—Investment Management and Trust (IMT) income includes trust services, investment management, estate administration, financial planning and employee benefit plan recordkeeping and administration. IMT income totaled $3.4 million in third quarter 2009, a decrease of $509,000 or 13% from $3.9 million in third quarter 2008. For the nine-month period ending September 30, 2009, IMT income was $9.9 million, a $2.7 million or 21% decline from $12.6 million for the same period in 2008. The decrease for both the three and nine-month periods in 2009, compared to the same periods in 2008, was primarily attributable to lower market values of the underlying managed and administered portfolios. Compared to second quarter 2009, IMT was down $146,000 reflecting recent stabilization in market values. At September 30, 2009 and June 30, 2009, total assets under administration were $2.0 billion compared to $2.2 billion at September 30, 2008.

Service charges on deposits—Service charges on deposits, the Company’s largest source of non-interest income, totaled $7.2 million in third quarter 2009, a $2.0 million or 22% decrease from $9.2 million in third quarter 2008. For the first nine months of 2009 and 2008, income from service charges on deposits were $20.5 million and $25.2 million, a $4.6 million or 18% decrease. Service charges on consumer deposit accounts for these periods declined as consumers have altered their spending. Compared to second quarter 2009, service charges on deposit increased $162,000 or 2%, reflecting some increase in customer activity.

COLI income—COLI income totaled $1.3 million and $3.4 million, respectively, for the first three and nine months of 2009. This compares to $1.2 million and $3.6 million, respectively, for the same periods in 2008, reflecting a 10% increase quarter over quarter and a 4% decrease year over year. During the first quarter of 2009, a partial redemption of COLI policies of $10 million was completed, reflecting lower employee program obligations and to provide additional liquidity at the parent. AMCORE uses COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs. As of September 30, 2009, the CSV of COLI was $138 million.

Security gains—Net security gains of $1.5 million were realized in the third quarter 2009 compared to none in the prior year period. For the respective year-to-date periods, security gains were $21.2 million and $1.0 million. Security gains allowed the Company to improve liquidity, optimize capital usage and capture gains jeopardized by the risk of prepayment. In general, securities with higher risk-based capital requirements were reinvested in securities with lower risk-based capital requirements. See Note 2 of Notes to the Consolidated Financial Statements for additional information on the change in the composition of the Company’s securities portfolio.

Other non-interest income—For third quarter 2009, other non-interest income, which includes brokerage commission income, bankcard fee income and other, totaled $3.3 million, down $2.6 million from $6.0 million for third quarter 2008, reflecting a decrease in brokerage commission income, customer service fees, and bankcard fee income. Third quarter 2008 also included CRA related fund income of $1.6 million. For the nine-month period ending September 30, 2009, these items totaled $11.4 million, down $3.9 million from $15.3 million for the same period in 2008. The decline was primarily due to lower brokerage commission income and the CRA related fund income in the prior year period.

Operating Expenses

Overview—Operating expenses were essentially flat at $38.7 million in third quarter 2009 compared to $38.4 million in third quarter 2008. While most categories of operating expenses were down over the period, reflecting the Restructuring, the declines were offset by increased FDIC insurance costs, foreclosed real estate expenses and loan processing and collection costs. For the comparable year-to-date periods, operating expenses declined $4.8 million to $126.7 million compared to $131.5 million. The decline was primarily due to lower personnel costs, provision for unfunded commitment losses and professional fees, partly offset by higher FDIC insurance costs, foreclosed real estate expenses and loan processing and collection costs. Non-recurring charges of $6.1 million and $1.5 million, respectively, incurred in second quarter 2008 for goodwill impairment and Facilities Consolidation were offset by the $5.4 million Debt Extinguishment and $1.9 million Restructuring Charges incurred in second quarter 2009.

The efficiency ratio was 112% and 101% for the three and nine-months ended September 30, 2009, respectively. This compares to 73% and 81% for the same periods in 2008. The efficiency ratio is calculated by dividing total operating expenses by revenues. Revenues are the sum of net interest income and non-interest income.

Personnel expense—Personnel expense includes compensation expense and employee benefits and is the largest component of operating expenses, totaling a combined $16.5 million in third quarter 2009, compared to $21.3 million in third quarter 2008, a decline of $4.9 million or 23%. Year-to-date 2009, personnel costs were $56.4 million, a decline of $11.4 million or 17% from the year-to-date 2008.

The majority of the $4.9 million and $11.4 million declines relate to the savings associated with the Company’s cost efficiencies initiative and reductions in staff from the Restructuring. Staffing levels are 23% below levels of one year ago. The second quarter 2009 included a $1.9 million Restructuring Charge. First quarter 2008 included $758,000 in costs associated with the Executive Retirement and $462,000 of severance related to staff eliminations connected to the Company’s cost efficiencies undertaken in 2008.

Facilities expense—Facilities expense, which includes net occupancy expense and equipment expense, was a combined $6.1 million in third quarter 2009, a $382,000 or 6% decrease compared to third quarter 2008. This compares to $18.6 million for the first nine months of 2009, a $1.2 million or 6% decrease from the same period in 2008. The decrease for the quarter was primarily due to lower property depreciation and lower building and equipment service contracts and maintenance partly as a result of branch consolidations. In addition, for the year to date period, equipment and software depreciation and desktop PC expenditures declined.

Professional fees—Professional fees include legal, consulting, auditing and external portfolio management fees and totaled $1.6 million in third quarter 2009, a decrease of $372,000 or 19% from third quarter 2008. For the 2009 nine-month period, professional fees were $5.0 million, down $1.5 million or 23% from $6.5 million in 2008. The decrease reflects lower consulting and internal audit fees, which included costs associated with the Executive Retirement in the first half 2008. External portfolio management fees have also declined as the size of the investment portfolio declines. These declines were partially offset by higher regulatory and external audit fees.

Loan related costs—Loan related costs include loan processing and collection expense, provision for unfunded commitment losses and foreclosed real estate expense, which totaled a combined $6.1 million in the third quarter of 2009, and $1.7 million in the prior year. Year-to-date 2009 these costs totaled $13.1 million, compared to $9.0 million for the same period in 2008. Loan collection activities have increased, due to higher levels of non-performing loans, and provision for unfunded commitments has stabilized. For the nine-months ended September 30, 2009, provision for unfunded commitments was a reversal of expense of $340,000 compared to $3.4 million for the same period in 2008. The reversal of expense in the current period relates to the lower overall outstanding commitments and the resolution of certain commitments in which the Company had higher exposures. As the Company adds more properties to foreclosed real estate, the expense related to these properties, which includes declines in the value of the properties, has increased. Foreclosed real estate balances totaled $22.7 million at September 30, 2009 compared to $10.2 million at September 30, 2008 and $16.9 million at December 31, 2008.

Insurance expense—Insurance expense, which includes FDIC insurance fund premiums, was $4.5 million and $14.8 million, respectively, for the three and nine-month periods in 2009, compared to $1.3 million and $3.2 million for the same periods, respectively, in 2008. The second quarter 2009 included the $2.4 million FDIC Special Assessment. The Company has also experienced an increase in FDIC insurance premiums, generally, since the first quarter of 2008, as insurance rates have increased and coverage has broadened.

Goodwill impairment—Goodwill impairment for year-to-date 2008 was $6.1 million and completely eliminated all goodwill previously carried on the Company’s balance sheet. The write-off was due to the considerable and protracted discount of the Company’s stock value compared to its book value, which affected all business segments, as well as due to the decline in the operating results of the Company.

Other operating expenses—Other operating expenses includes data processing expense, communication expense, and other costs, and were a combined $4.0 million in third quarter 2009, compared to $5.6 million in third quarter 2008, a $1.6 million decrease. For the first nine months of 2009, these costs were $18.8 million, a decrease of $364,000 from $19.2 million in 2008. For both the quarter and year-to-date periods, the decreases were attributable to lower data processing, communication, fraud losses and recruiting expenses. These decreases were due in part to lower discretionary spending as part of the Company’s cost efficiencies initiative. Year-to-date 2009 included $5.4 million of Debt Extinguishment costs while year-to-date 2008 included $1.5 million of Facilities Consolidation charges.

Income Taxes

Income tax expense was $92.1 million and $56.6 million for three and nine months ended September 30, 2009, respectively. Both amounts are net of a $118.0 million valuation allowance for deferred tax assets recorded in third quarter 2009. After recording the valuation allowance, the Company has no net deferred tax asset remaining for either federal or state income tax jurisdictions. See Note 11 of Notes to the Consolidated Financial Statements.

At September 30, 2009, the Company evaluated the expected realization of its net deferred tax assets totaling $118.0 million, primarily comprised of future tax benefits associated with the allowance for loan losses and net operating loss carryforwards, and concluded that a valuation allowance was required. During third quarter 2009, AMCORE recorded income tax expense of $92.1 million, which includes the recognition of the $118.0 million non-cash charge to establish a valuation allowance for net deferred tax assets. This resulted in no net deferred tax asset as of September 30, 2009.

After weighing all available positive and negative evidence, the Company concluded that it was no longer more likely than not that some or all of its net deferred tax asset would be realized. In arriving at this conclusion, management determined that the negative weight of increasing cumulative losses, the continued high-level of non-performing loans, declining loan collateral values supporting its non-performing loans and forecasted near-term results was greater than the positive weight of its historical profitability prior to the current economic environment and management’s projections that sufficient taxable income would be generated within the carryforward periods allowed by current federal and state tax regulations. If the Company generates taxable income in future periods, then the valuation allowance may be partially released to offset the tax on the then current taxable income and fully released when it becomes more likely than not that the remaining deferred tax asset value will be realized in future periods.

This valuation allowance did not fully impact the Company’s or the Bank’s regulatory capital levels in the current period, as the net deferred tax asset had been increasingly excluded from its regulatory capital base in prior periods under the more restrictive regulatory rules. As the deferred tax valuation allowance is a non-cash charge, it does not affect the Company’s overall cash or liquidity positions at September 30, 2009.

The effective tax rate was 42.5% for the first nine months of 2008. Items that are exempt from taxes, such as municipal bond income and increases in CSV of COLI, while generally resulting in an effective tax rate that is lower than the statutory tax rate, have the opposite effect in a period where there is a loss before income taxes.

On November 6, 2009, the President signed into law the Worker, Homeownership, and Business Act. Subject to certain limitations, the new law permits businesses, such as AMCORE, with losses in either 2008 or 2009 to claim refunds of taxes paid within the prior five years. The limitations and calculations of such provisions can be very complex and time-consuming. In addition, as is the case with any newly enacted legislation, companies need time to fully analyze and understand all the potential nuances that the legislation entails. Based upon its preliminary evaluation, the Company currently estimates that it will be entitled to a refund of approximately $25 million to $30 million. As noted, this estimate is subject to change. The amount that the Company is ultimately entitled to will be recorded as a tax benefit during the fourth quarter, that will increase capital and reduce the deferred tax valuation allowance.

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

Total Segment results differ from consolidated results primarily due to treasury and investment activities such as the offset to the funds transfer adjustments made to the Segments, interest income on the securities investment portfolio, gains and losses on the sale of securities, COLI, CRA related fund income and derivative gains and losses. The impact of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and is included in the “Other” column of Note 13 of the Notes to Consolidated Financial Statements. Prior to second quarter 2009, Other also included corporate administration costs and items not otherwise allocated in the management accounting process. During second quarter 2009, to more fully reflect total organizational profitability, internal management reporting was changed to fully absorb these costs and revenues at the line of business level. As a result, external Segment reporting has also been revised. The $118 million deferred tax valuation allowance recorded during the third quarter 2009 has been allocated to Other. Where material, prior periods have been restated.

Commercial Banking

The Commercial Banking Segment (Commercial) provides commercial banking services to middle market and small business customers through the Bank’s branch locations. The services provided by Commercial include lending, business checking and deposits, treasury management and other traditional as well as electronic services.

Overview—Commercial net loss for the first nine months of 2009 increased to $96.1 million compared to a net loss of $67.9 million in first nine months of 2008, a change of $28.2 million. Commercial total assets were $2.5 billion at September 30, 2009 and represented 57% of total consolidated assets. This compares to $3.0 billion and 60% at September 30, 2008.

The $28.2 million decline was due to a $51.3 million decrease in net interest income and $3.1 million increase in Provision that were partially offset by a $8.7 million decrease in non-interest expense and $19.5 million increase in net tax benefit.

The decrease in net interest income was primarily due to lower loan yields, lower loan volumes and increased levels of non-accrual loans. The cost of building and holding additional liquidity also contributed to the decline in net interest income. The continued replenishment of non-performing loans, coupled with further declines in the fair value of collateral on existing non-performing loans that are collateral dependent, led to the increase in Provision. The decline in non-interest expense reflects lower personnel costs and direct segment and allocated support expenses and is the result of the Restructuring and continued cost efficiency initiatives. The decline also includes the $2.4 million goodwill impairment charge incurred in 2008. These declines were partially offset by increased loan processing and collection costs and FDIC insurance costs. Income tax benefit increased due to increased losses before taxes adjusted for non-deductible goodwill.

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

Overview—Consumer net income for the first nine months of 2009 was $5.0 million compared to net income of $2.0 million for the first nine months of 2008, an increase of $3.0 million. Consumer total assets were $902 million at September 30, 2009 and represented 21% of total consolidated assets. This compares to $1.0 billion and 20% at September 30, 2008.

The $3.0 million increase was primarily due to an $8.4 million decline in Provision and an $8.6 million decline in non-interest expense. These were partially offset by lower net interest income and non-interest income of $9.1 million and $5.2 million, respectively.

The decrease in net interest income was primarily due to lower loan yields and volumes, as well as the cost of building and holding additional liquidity. The decrease in non-interest income was mainly due to lower service charges on deposits and mortgage revenues. The decrease in Provision was primarily due to a decline in the loan portfolio. The decline in non-interest expense reflects lower personnel costs and direct segment and allocated support expenses, and is the result of the Restructuring and continued cost efficiency initiatives. The decline also includes the $3.6 million goodwill impairment charge incurred in 2008. These declines were partially offset by increased FDIC insurance costs. Income taxes declined due to lower earnings before taxes, adjusted for non-deductible goodwill. Items that are not deductible for tax purposes, such as goodwill, generally result in an effective tax rate that is higher than the statutory rate.

Investment Management and Trust

The Investment Management and Trust Segment (IMT) provides wealth management services, which includes trust services, investment management, estate administration, financial planning, employee benefit plan recordkeeping and administration and brokerage services.

Overview—IMT net income for first nine months of 2009 was $189,000, compared to net income of $1.2 million for the first nine months of 2008, a decline of $1.0 million. IMT total assets were $2.0 million at September 30, 2009 and represented less than 1% of total consolidated assets compared to $12.0 million at September 30, 2008. The decline in assets is attributable to the December 31, 2008 merger of IMT into the Bank.

The $1.0 million decrease was due to a $3.9 million decline in non-interest income that was partly offset by a $2.8 million decrease in non-interest expense and a $670,000 decrease in income taxes. The decline in non-interest income was primarily the result of lower managed and administered asset values. The decline in non-interest expense reflects lower personnel costs and direct segment and allocated support expenses, and is the result of the Restructuring and continued cost efficiency initiatives. Income taxes decreased due to a decline in income before taxes.

BALANCE SHEET REVIEW

Total assets were $4.4 billion at September 30, 2009 and $5.1 billion at December 31, 2008, reflecting a decrease of $702 million. Total liabilities decreased $507 million over the same period while stockholders’ equity decreased $195 million. The following discusses changes in the major components of the Consolidated Balance Sheet since December 31, 2008.

Cash and Cash Equivalents

Cash and cash equivalents decreased $68 million from December 31, 2008 to September 30, 2009. Cash provided by operating activities of $23 million and cash provided by investing activities of $409 million were more than offset by cash used in financing activities of $500 million.

Securities Available for Sale

Total securities available for sale as of September 30, 2009 were $738 million, a decrease of $120 million or 14% from December 31, 2008. At September 30, 2009, the total securities available for sale portfolio comprised 17% of total earning assets, including COLI. Security levels decreased due to the sale of $743 million in bonds during 2009 related to the Company’s efforts to restructure its balance sheet through selected Debt Extinguishment, enhanced regulatory treatment and improved liquidity. Among the factors affecting the decision to purchase or sell securities are the current assessment of economic and financial conditions, including the interest rate environment, regulatory capital levels, the liquidity needs of the Company, and its pledging obligations.

As of September 30, 2009, mortgage-backed securities (MBS), collateralized mortgage obligations (CMO), and other asset-backed (ABS) securities totaled $570 million and represented 77% of total available for sale securities. The distribution included $224 million of MBS and $301 million of CMOs issued by U.S. Government sponsored enterprises (GSEs) and U.S. Government Agencies, and $22 million of CMOs and $23 million of ABS that were privately issued.

The $738 million of total securities available for sale includes gross unrealized gains of $7 million and gross unrealized losses of $12 million. Unrealized gains and unrealized losses is the difference between a security’s fair value and carrying value. The fair value of a security is generally influenced by two factors, market risk and credit risk. Market risk is the exposure of the security to changes in interest rate. There is an inverse relationship to changes in the fair value of the security with changes in interest rates, meaning that when rates increase the value of the security will decrease. Conversely, when rates decline the value of the security will increase. Credit risk arises from the extension of credit to a counter-party, for example a purchase of corporate debt in security form, and the possibility that the counter-party may not meet its contractual obligations. The Company’s policy is to invest in securities with low credit risk, such as U.S. Treasuries, U.S. government agencies (such as the Government National Mortgage Association or “GNMA”), GSEs (such as the Federal Home Loan Mortgage Corporation or FHLMC and the Federal National Mortgage Association or FNMA), state and political obligations, and highly-rated private issue mortgage and asset-backed securities. Unlike agency debt, GSE debt is not secured by the full faith and credit of the United States.

The combined effect of the Company’s gross unrealized gains and gross unrealized losses is included as other comprehensive income (OCI) in stockholders’ equity, as none of the securities with gross unrealized losses are considered other than temporarily impaired. Of the $12 million of gross unrealized losses, $11 million relate to securities that have had a fair value less than book value for over twelve months. Included in the $11 million is $3 million related to six private issue mortgage related collateral mortgage obligations and $8 million related to seven private issue asset backed obligations. The Company believes these bonds have sufficient credit enhancement and expects recovery of the entire cost basis of the securities. As of September 30, 2009, the Company does not intend to sell the securities and does not believe it will be required to sell the securities before their anticipated recovery.

For comparative purposes, at December 31, 2008, gross unrealized gains of $13 million and gross unrealized losses of $26 million were included in the securities available for sale portfolio. For further analysis of the securities available for sale portfolio, see Note 2 of the Notes to Consolidated Financial Statements.

Trading Securities

Debt and equity securities held for resale are classified as trading securities and reported at fair value. Realized gains or losses are reported in non-interest income. There were no trading securities at September 30, 2009.

Loans Held for Sale

Loans held for sale balances increased $89 million to $96 million at September 30, 2009 compared to $7 million at December 31, 2009. Loans totaling $91.1 million related to the Branch Sales were reclassified to held for sale during the third quarter. At September 30, 2009, mortgage origination fundings awaiting sale were $5 million, compared to $7 million at December 31, 2008. All loans held for sale are recorded at the lower of cost or market value. The majority of all mortgage loans are sold for a fee net of origination costs.

Loans

Loans represent the largest component of AMCORE’s earning asset base. At September 30, 2009, total loans were $3.0 billion, a decrease of $748 million from December 31, 2008, and represented 71% of total earning assets including COLI. The reduction in average loans includes efforts to reduce the Company’s portfolio exposure to non-strategic, non-relationship based accounts. See Note 3 of the Notes to Consolidated Financial Statements.

Total commercial real estate loans, including real estate construction loans, decreased $371 million or 17%. Commercial, financial and agricultural loans decreased $242 million or 31%. Installment and consumer loans decreased $76 million or 20% and. residential real estate loans decreased $58 million or 13%.

Deposits

Total deposits at September 30, 2009 were $3.9 billion, a decrease of $40 million or 1% when compared to December 31, 2008. The decrease was due to a $97 million decrease in wholesale deposits net of a $57 million increase in bank-issued deposits. The increase in bank-issued deposits reflects the Company’s efforts to build additional liquidity and deepen relationships. Bank-issued deposits represent 75% and 72% of total deposits at September 30, 2009 and December 31, 2008, respectively.

Borrowings

Borrowings totaled $356 million at September 30, 2009 and were comprised of $126 million of short-term borrowings and $229 million of long-term borrowings. Comparable amounts at the end of 2008 were $436 million and $379 million, respectively, for combined borrowings of $815 million. Since December 31, 2008, total borrowings have decreased by $460 million, comprised of a $309 million decrease in short-term borrowings and a $150 million decrease in long-term borrowings. The net decrease in borrowings included $248 million in Federal Home Loan Bank (FHLB) advances, the payoff of $50 million of Federal Reserve Term Auction Facility borrowings, and a decrease of $155 million in repurchase agreements. The decline in FHLB advances and repurchase agreements reflect the impact of the Debt Extinguishment. See Notes 4 and 5 of the Notes to Consolidated Financial Statements.

The Company has $50 million of Trust Preferred securities, $22 million of which qualifies as Tier 1 Capital and $28 million of which qualifies as Tier 2 Capital for regulatory capital purposes for the Company. In first quarter of 2009, the Company elected to defer regularly scheduled quarterly interest payments on the Trust Preferred securities. The deferral of interest does not constitute an event of default, per the terms of the indentures. While the Company defers the payment of interest, it will continue to accrue expense for interest owed at a compounded rate. The Bank has two fixed/floating rate junior subordinated debentures totaling a combined $50 million of which $50 million and $47 million qualifies as Tier 2 Capital for regulatory capital purposes for the Bank and the Company, respectively.

As of September 30, 2009, the Company had $12.5 million outstanding from a $20 million senior debt facility agreement scheduled to mature April 2010. The FRB Agreement and the Consent Order caused the Company to be in technical default of this facility, although the Company had been current with all its payments due under the facility. In July 2009, AMCORE received a waiver of the technical default, paid the facility down by $7.5 million, and the maturity of the remaining $12.5 million was extended to April 2011. As a result of dropping below adequately capitalized at the consolidated level, the Company is in technical default under this senior debt facility as of September 30, 2009. For further information see Note 4 of the Notes to the Consolidated Financial Statements. Both parties continue to work cooperatively.

On January 28, 2009, Fitch downgraded the Company’s and the Bank’s long-term Issuer Default ratings to CCC and B-, respectively. Short-term issuer default ratings for both the Company and the Bank were downgraded to C. In addition, Fitch revised the Rating Outlook to “Rating Watch Off.” Neither the Company nor the Bank has any outstanding debt that is rated by Fitch.

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

Mortgage loan sales—The Company sells the majority of the mortgage loans that it originates, including the rights to service the loans sold, to a national mortgage services company in a private-label loan processing and servicing support arrangement. At September 30, 2009 the unpaid principal balance of mortgage loans serviced for others was $14 million, compared to $16 million at December 31, 2008. These loans are not recorded on the Company’s Consolidated Balance Sheets. As of September 30, 2009 and December 31, 2008, the Company had recorded $105,000 and $124,000, respectively, of originated mortgage servicing rights. There were no impairment valuation allowances for either period.

Derivatives—The Company periodically uses derivative contracts to help manage its exposure to changes in interest rates and in conjunction with its mortgage banking operations. The derivatives used most often are interest rate swaps, and on occasion caps, collars and floors (collectively the “Interest Rate Derivatives”), mortgage loan commitments and forward contracts. As of September 30, 2009 and December 31, 2008, there were no caps, collars or floors outstanding. Interest Rate Derivatives are contracts with a third-party (the “Counter-party”) to exchange interest payment streams based upon an assumed principal amount (the “Notional Principal Amount”). The Notional Principal Amount is not advanced to/from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams and is not recorded on the Consolidated Balance Sheets. AMCORE does not have any derivatives that are held or issued for trading purposes but it does have some derivatives that do not qualify for hedge accounting. AMCORE monitors credit risk exposure to the Counter-parties. All Counter-parties, or their parent company, have investment grade credit ratings and are expected to meet any outstanding interest payment obligations.

The total notional amount of Interest Rate Derivatives outstanding was $75 million and $43 million as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009, Interest Rate Derivatives had a net carrying and fair value of $139,000, compared to a net negative carrying and fair value of $1.0 million at December 31, 2008. The total notional amount of forward contracts outstanding for mortgage loans to be sold was $16 million and $61 million as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009 and December 31, 2008, the forward contracts had a net negative carrying value of $127,000 and $643,000, respectively. For further discussion of derivatives, see Note 6 of the Notes to Consolidated Financial Statements.

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

At September 30, 2009 and December 31, 2008, liabilities in the amount of $28,000 and $83,000, respectively, representing the value of the guarantee obligations associated with certain of the letters of credit. These amounts are expected to be amortized into income over the lives of the commitments. The contractual amount of all letters of credit was $52 million and $74 million at September 30, 2009 and the end of 2008, respectively. See Note 10 of the Notes to Consolidated Financial Statements.

The carrying value of mortgage loan commitments recorded as an asset totaled $94,000 and $423,000 at September 30, 2009 and December 31, 2008, respectively. These amounts represent the fair value of those commitments marked-to-market in accordance with accounting standards. The total notional amount of mortgage loan commitments was $11 million at September 30, 2009 and $55 million at December 31, 2008.

At September 30, 2009 and December 31, 2008, the Company had extended $426 million and $596 million, respectively, in loan commitments other than the mortgage loan commitments and letters of credit described above. This amount represented the notional amount of the commitment. A contingent liability of $5.9 million and $5.8 million has been recorded for the Company’s estimate of probable losses on unfunded commitments and letters of credit outstanding at September 30, 2009 and December 31, 2008, respectively.

Equity investments—The Company has a number of non-marketable equity investments that have not been consolidated in its financial statements but rather are recorded in accordance with either the cost or equity method of accounting depending on the percentage of ownership. At September 30, 2009 and December 31, 2008, these investments included $4 million and $5 million, respectively, in CRA related fund investments. Not included in the carrying amount were commitments to fund an additional $1.4 million, at some future date. The Company also has recorded investments of $5 million, $20 million, respectively, in stock of the Federal Reserve Bank and the FHLB at both September 30, 2009 and December 31, 2008; and $28,000 and $13,000 of preferred stock of Federal Agricultural Mortgage Corporation at September 30, 2009 and December 31, 2008, respectively. These investments are recorded at amortized historical cost or fair value, as applicable, with income recorded when dividends are declared.

Other investments, comprised of various affordable housing tax credit projects (AHTCP) and other CRA related fund investments, totaled approximately $625,000 at both September 30, 2009 and December 31, 2008. Losses are limited to the remaining investment and there are no additional funding commitments on the AHTCPs by the Company. Those investments without guaranteed yields were reported on the equity method, while those with guaranteed yields were reported using the effective yield method. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus additional commitments, if any, and the potential for the recapture of tax credits on AHTCP should they fail to qualify for the entire period required by tax regulations.

Other investments—The Company also holds $2 million in a common security investment in AMCORE Capital Trust II (the “Capital Trust”), to which the Company has $52 million in long-term debt outstanding. The Capital Trust, in addition to the $2 million in common securities issued to the Company, has $50 million in Trust Preferred securities outstanding. The $50 million in Trust Preferred securities were issued to non-affiliated investors during 2008 and are redeemable beginning in 2012. In its Consolidated Balance Sheets, the Company reflects its $2 million common security investment on the equity method and reports the entire $52 million as outstanding long-term debt. For regulatory purposes, $22 million of the Trust Preferred securities qualifies as Tier 1 capital for the Company and $28 million qualifies as Tier 2 capital for the Company.

Fiduciary and agency—The Company’s subsidiaries also hold assets in a fiduciary or agency capacity that are not included in the Consolidated Financial Statements because they are not assets of the Company. Total assets administered by the Company were $2.0 billion at both September 30, 2009 and December 31, 2008.

Contractual Obligations

In the ordinary course of its business, the Company enters into certain contractual arrangements. These obligations include issuance of debt to fund operations, property leases and derivative transactions. With the predominant portion of its business being banking, the Company routinely enters into and exits various funding relationships including the issuance and extinguishment of long-term debt. See the discussion of Borrowings above, and Note 5 of the Notes to Consolidated Financial Statements. During the first nine months of 2009, the Company terminated two swap arrangements, which reduced the remaining obligation by $2.1 million and entered into four swap arrangements, which added $3.6 million. Apart from this change, and the Debt Extinguishments, there were no other material changes in the Company’s contractual obligations since the end of 2008. Amounts as of December 31, 2008 are listed in the following table:

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

ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

AMCORE’s credit risk is centered in its loan portfolio, which totaled $3.0 billion, or 71% of earning assets, including COLI on September 30, 2009. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as to reduce the risk of a loss resulting from a customer’s failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration and borrower concentration.

The Company is also exposed to carrier credit risk with respect to its $138 million investment in COLI. AMCORE has managed this risk by utilizing “separate accounts” in which its credit exposure is to a specific investment portfolio rather than the carrier. The underlying investment portfolios (which are managed by parties other than AMCORE) consist of investment grade securities and the investment guidelines typically have a requirement to sell if the securities are downgraded. Separate accounts constitute the majority of AMCORE’s COLI portfolio. In terms of COLI “general accounts” where AMCORE is directly exposed to carrier risk, this risk has been managed by diversifying its holdings among multiple carriers and by periodic internal credit reviews. All carriers have investment grade ratings from the major rating agencies.

Allowance for Loan Losses—The Allowance is a significant estimate that is regularly reviewed by management to determine whether or not the amount is considered sufficient to absorb inherent losses that are probable as of the reporting date. If not, an additional Provision is made to increase the Allowance. Conversely, this review could result in a decrease in the Allowance.

This evaluation includes specific loss estimates on certain individually reviewed impaired loans and statistical loss estimates for loan groups or pools that are based on historical loss experience. The loan pools for which historical loss rates are tracked and applied are: commercial and industrial loans; construction and development loans; commercial real estate loans; home equity lines of credit; home equity loans; first lien mortgages; indirect consumer loans; and, direct consumer loans. Within these pool categories, the Company determines a range of loss rates by specific risk grades and FICO score bands. Loss rates are updated quarterly, and due to the current point of the credit cycle the Company has been applying loss rates at the higher end of the range. Also included are other loss estimates, which reflect the current credit environment, economic factors and concentration characteristics that are not otherwise captured in or have changed from the historical loss rates.

The determination by management of the appropriate level of the Allowance amounted to $162 million at September 30, 2009, compared to $136 million at December 31, 2008, an increase of $26 million or 19%. The increase was due to higher specific loss estimates on individually reviewed impaired loans, higher estimated pool loss rates and continued deterioration of real estate values and reduced sales activity in the Midwest that affects the liquidity and capital resources of borrowers and the borrower’s ability to make principal and interest payment when due. All of these factors are a reflection of the increases in non-performing loans and net charge-offs. At September 30, 2009, the Allowance as a percent of total loans and of non-performing loans was 5.35% and 38%, respectively. These compare to the same ratios at December 31, 2008 of 3.60% and 44%.

Net Charge-offs—Net charge-offs were $114 million in the first nine months of 2009, an increase of $70 million from $44 million in the first nine months of 2008. Increases included commercial real estate net charge-offs of $53 million, commercial and industrial net charge-offs of $18 million and consumer/installment net charge-offs of $4 million. These were partially offset by a $5 million decline in residential real estate net charge-offs.

For loans that are collateral dependent, such as most commercial real estate loans, losses are deemed confirmed for the portion of a loan that exceeds the fair value of the collateral that can be identified as uncollectible. As a result, charge-offs of collateral dependent loans typically occur earlier than a charge-off of a loan that is not collateral dependent. Loans become collateral dependent as other sources of repayment become inadequate over time and the importance of the collateral’s value, as the sole source of repayment, increases. As noted above, this has increasingly been the case as the recession continues and other liquidity and capital resources of the borrowers and guarantors beyond the underlying collateral are depleted, and is the primary reason for the increase in net charge-offs for third quarter 2009. In the event the deemed confirmed losses prove too conservative, some portion of these charge-offs will result in recoveries in future quarters. It is AMCORE’s policy to not rely upon appraisals that are older than one year prior to the date that impairment is being measured. Appraisals may be updated or values discounted if, in management’s judgment and experience, property values have declined.

Non-performing Assets—Non-performing assets consist of non-accrual loans, loans ninety days past due and still accruing interest, loans of troubled borrowers that have been restructured, foreclosed real estate and other repossessed assets. Non-performing assets totaled $454 million as of September 30, 2009, an increase of $123 million or 37% from $330 million at December 31, 2008. The increase since December 31, 2008 consisted of a $117 million increase in non-performing loans driven by sustained weakness of real estate conditions in the Company’s markets. These market conditions are expected to persist, with perhaps some gradual easing, into 2010. Included within the increase in non-performing loans is an $8.4 million increase in loans to troubled borrowers that have been restructured. In certain instances, restructuring loans to terms that are more manageable for the borrower are expected to result in a higher recovery value for the Company than proceeding with foreclosure or other collection activities. It can, under certain circumstances, also permit the loan to return to performing status at some point in the future. As the Company works out of and reduces its inventory of non-accrual loans, the level of restructured loans may increase for a period of time.

Non-performing loans is the sum of non-accrual loans, loans that are ninety days past due but are still accruing interest and loans of troubled borrowers that have been restructured. Foreclosed assets increased by $6 million, primarily due to foreclosures of commercial real estate property. Total non-performing assets represented 10.41% and 6.53% of total assets at September 30, 2009 and December 31, 2008, respectively, and increase of 3.88 percentage points. Of this increase, 2.43 percentage points relates to the increased level of non-performing assets and 1.45 percentage points relates to lower total assets.

Delinquencies, loans that are thirty to eighty-nine days past due, decreased by $27 million or 32% since December 31, 2008. This is the second consecutive quarterly decrease in delinquencies, which are at their lowest level since third quarter 2007. To the extent that delinquencies are a potential pipeline into non-performing loans, this could be an indication that current credit cycle may be easing or at least in a pause.

In addition to the amount of non-accruing and delinquent loans, management is aware that other possible credit problems of borrowers may exist. These include loans that are migrating from grades with lower risk of loss probabilities into grades with higher risk of loss probabilities, as performance and potential repayment issues surface. The Company monitors these loans and adjusts its historical loss rates in its Allowance evaluation accordingly. The most severe of these are credits that are classified as substandard assets due to either less than satisfactory performance history, lack of borrower’s sound worth or paying capacity, or inadequate collateral. As of September 30, 2009 and December 31, 2008, there were $6 million and $11 million, respectively, in this risk category that were 60 to 89 days delinquent and $12 million and $20 million, respectively, that were 30 to 59 days past due. At September 30, 2009, 93% of these loans were current or less than 30 days past due, compared to 90% at December 31, 2008.

Concentration of Credit Risks—As previously discussed, AMCORE strives to maintain a diverse loan portfolio in an effort to minimize the effect of credit risk. Summarized below are the characteristics of classifications that exceed 10% of total loans.

Commercial, financial, and agricultural loans were $530 million at September 30, 2009, and comprised 17% of gross loans, of which 10.36% were classified as non-performing, compared to $772 million at December 31, 2008 which comprised 20% of gross loans of which 6.57% were non-performing. Annualized net charge-offs of commercial loans during the first nine months of 2009 and 2008 were 4.66% and 0.83%, respectively, of the average balance of the category.

Commercial real estate and construction loans combined were $1.8 billion at September 30, 2009, comprising 60% of gross loans, of which 19.88% were classified as non-performing, compared to $2.2 billion at December 31, 2008, which comprised 58% of gross loans of which 11.53% were classified as non-performing. Annualized net charge-offs of construction and commercial real estate loans during the first nine months of 2009 and 2008 were 5.40% and 1.71%, respectively, of the average balance of the category.

The above commercial loan categories included $449 million in construction and development loans and $545 million of loans to non-residential building operators, which were 15% and 18% of total loans. There were no other loan concentrations within these categories that exceeded 10% of total loans.

Residential real estate loans, which include home equity and permanent residential financing, totaled $380 million at September 30, 2009, and represented 13% of gross loans, of which 2.19% were non-performing, compared to $438 million at December 31, 2008 representing 12% of gross loans, of which 1.75% were non-performing. Annualized net charge-offs of residential real estate during the first nine months of 2009 and 2008 were 0.23% and 1.74%, respectively, of the average balance in this category.

Installment and consumer loans were $301 million at September 30, 2009, and comprised 10% of gross loans, of which 1.32% were non-performing, compared to $377 million at December 31, 2008, representing 10% of gross loans, of which 0.31% were non-performing. Annualized net charge-offs of consumer loans during the first nine months of 2009 and 2008 were 2.80% and 1.40%, respectively, of the average balance of the category. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $252 million at September 30, 2009. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of consumer credit.

Contained within the concentrations described above, the Company has $1.0 billion of interest only loans, of which $567 million are included in the construction and commercial real estate loan category, $290 million are included in the commercial, financial, and agricultural loan category, and $178 million are in the residential real estate category. The construction and commercial real estate loan category includes $4.3 million of loans that are 90 or more days past due and $7.3 million of loans that are 30-89 days past due. The commercial, financial and agricultural loan category includes $158,000 of loans that are 90 or more days past due and $4.9 million of loans that are 30-89 days past due. The residential real estate category includes $1.1 million of loans that are 90 or more days past due and $1.3 million of loans that are 30-89 days past due. The Company has $79 million of high loan-to-value loans, as defined by banking regulations. Of this amount, $60 million are commercial and $19 million are residential real estate loans. The Company does not have any negative amortization loans, and does not have material concentrations in relation to its total portfolio of option adjustable-rate mortgage loans or loans that initially have below market rates that significantly increase after the initial period. The Company does not ordinarily permit monthly payments that are less than the interest that is accrued on the loan other than in a troubled debt or work-out situation.

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

At the end of the third quarter 2009, the Bank fell from “adequately-capitalized” to “undercapitalized” for Total Capital and to significantly undercapitalized for its leverage ratio under applicable regulatory guidelines. The Bank remained adequately capitalized for its Tier 1 Capital Ratio. The leverage capital ratio reflects, in part, the effect of maintaining high liquidity. The Company at the consolidated level fell to significantly undercapitalized for all three regulatory capital ratios as of September 30, 2009 due to losses for the quarter and technical limitations that now restrict the inclusion of certain components in regulatory capital.

As a result of this designation, the Bank is no longer eligible to participate in the brokered CD market and is also subject to limitations with respect to interest rates it can offer on deposits, generally limited to rates equal to no more than 75 basis points above prevailing market rates. These limitations, as well as recent increased collateral requirements and advance limitations with respect to other funding sources, may have a material impact on the Bank’s deposit levels and liquidity.

Uses of liquidity include funding credit obligations to borrowers, funding of mortgage originations pending sale, withdrawals by depositors, repayment of debt when due or called, maintaining adequate collateral for public deposits, paying dividends to shareholders, payment of operating expenses, funding and pre-funding FDIC insurance premiums, funding capital expenditures and maintaining deposit reserve requirements.

Since December 31, 2008, wholesale funding, which includes borrowings and brokered deposits, decreased $557 million, reflecting a $702 million decrease in total assets and a $57 million increase in bank-issued deposits. The decrease in borrowings also reflects the impact of the Debt Extinguishments. Wholesale funding represented 31% of total assets at September 30, 2009, compared to 37% as of the end of 2008. As of September 30, 2009, the Company’s excess liquidity was approximately $575 million.

Investment securities portfolio—Scheduled maturities of the Company’s investment securities portfolio and the prepayment of mortgage and asset backed securities represent a significant source of liquidity. Approximately $116 million, or 16%, of the securities portfolio will contractually mature during the remainder of 2009. This does not include mortgage and asset backed securities since their payment streams may differ from contractual maturities because borrowers may have the right to prepay obligations, typically without penalty. For example, scheduled maturities for 2008, excluding mortgage and asset backed securities, were $26 million, whereas actual proceeds from the portfolio, which included scheduled payments and prepayments of mortgage and asset backed securities, were $304 million.

At September 30, 2009, securities available for sale were $738 million or 17% of total assets compared to $858 million or 17% at December 31, 2008.

Loans—Funding of loans is the most significant liquidity need, representing 70% of total assets as of September 30, 2009. Since December 31, 2008, loans decreased $748 million. Loans held for sale, which represents Branch sales and mortgage origination funding awaiting sale, increased $89 million. The scheduled repayments and maturities of loans represent a substantial source of liquidity.

Bank-issued deposits – Bank-issued deposits are generally the most cost-effective and reliable source of liquidity for the Company. Since December 31, 2008, bank-issued deposits increased $57 million. The increase in bank-issued deposits reflects the Company’s efforts to increase its liquidity position and deepen relationships. As a result of the FRB Agreement, the Consent Order, and the Letter, the Bank is subject to restrictions on the interest rates that it may offer to its depositors. Under the applicable restrictions, the Bank cannot pay interest rates higher than 75 basis points above the prevailing market rates for each deposit type. To the extent local competitors offer higher rates, the Bank may be negatively affected in replacing run-off deposits and attracting new deposits.

Wholesale deposits—Wholesale deposits, which includes brokered CD’s, have historically been readily available source of liquidity for the Company. As noted above, the Bank is no longer eligible to participate in the brokered CD market. At September 30, 2009 wholesale deposit balances were $985 million. Due to the referenced limitations, as these deposits mature, the Bank will be required to replace the funding from other available sources of liquidity.

Branch expansion—As noted above, the Company is nearing completion of its branch expansion activities with one remaining branch to be opened during fourth quarter 2009.

Parent company—In addition to the overall liquidity needs of the Company, the parent company requires adequate liquidity to pay its expenses, repay debt when due and pay stockholder dividends. Historically, liquidity has been provided to the parent company through the Bank in the form of dividends. The Bank is currently limited by regulation, and by the FRB Agreement, the Consent Order, and the Letter in the amount of dividends that it can pay, without prior regulatory approval. For the foreseeable future, Bank retained earnings are not expected to be paid as dividends absent prior regulatory approval, which is unlikely.

Other sources of liquidity—As of September 30, 2009, other sources of potentially available liquidity included secured borrowings from the Federal Reserve Bank and the FHLB. Due to recent performance of the Company, unsecured borrowings from government agencies and other sources, such as Fed Funds, has been limited. The Bank’s indirect auto portfolio, which at September 30, 2009 was $252 million, is a potential source of liquidity through future loan sales or securitizations. Temporary expansion of FDIC insured deposit levels pursuant to the CPP is also a potential source of liquidity that is being evaluated. These potential sources are not committed lines, in that the availability and terms (including advance rates on collateral) can vary. The recent trends have been for lower advance or lending rates on assets.

Other uses of liquidity—At September 30, 2009, other potential uses of liquidity totaled $489 million and included $426 million in commitments to extend credit, $11 million in residential mortgage commitments primarily held for sale, and $52 million in letters of credit. At December 31, 2008, these amounts totaled $731 million.

The Company entered into a stock redemption agreement (Redemption Agreement) on October 16, 1989, as amended September 30, 1993, pursuant to Section 303 of the Internal Revenue Code to pay death taxes and other related expenses of certain stockholders. Such redemptions may be subject to bank regulatory agency approvals or limited by debt covenant restrictions.

The Company’s remaining $12.5 million credit facility is due April 15, 2011.

Capital Management

Total stockholders’ equity at September 30, 2009 was $67 million, a decrease of $195 million from December 31, 2008. The decrease in stockholders’ equity was due to a $198 million decrease in retained earnings, which included the $118 million valuation allowance for deferred income taxes. No dividends were paid in first nine months of 2009, compared to $6 million in first the first nine months of 2008. In addition to the cash dividends, the Company paid stock dividends in June and September 2008 equivalent to $0.135 per share each. Beginning equity account balances were restated for the effects of the stock dividends and all share amounts were restated for all periods presented. The book value per share decreased $8.64 per share to $2.91 at September 30, 2009, down from $11.55 at December 31, 2008.

The Company has occasionally repurchased shares in open market and private transactions in accordance with Exchange Act Rule 10b-18. These repurchases are used in part to replenish the Company’s treasury stock for reissuances related to stock options and other employee benefit plans. Included in the repurchased shares are direct repurchases from participants related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. There were no purchases during the nine-month period ending September 30, 2009. During the first nine months of 2008, the Company purchased 11,362 shares in open-market and private transactions at an average price of $24.24 per share.

AMCORE has outstanding $52 million of capital securities through the Capital Trust. Of the $50 million, $22 million qualifies as Tier 1 capital and $28 million qualifies as Tier 2 Capital for regulatory capital purposes. The $52 million reduced by the $2 million of common equity securities owned by the Company. During 2006, the Company issued fixed/floating rate junior subordinated debentures in the amount of $50 million. The entire $50 million qualifies as Tier 2 Capital for the Bank while $47 million qualifies for the Company for regulatory capital purposes. The Bank has some capacity to issue, under regulatory guidelines, additional subordinated debt that would qualify as Tier 2 Capital at the Bank level. However, the capital markets for these issuances have been limited in the current credit environment.

As the following table indicates, as of September 30, 2009, AMCORE is significantly undercapitalized. There are five levels of capital defined by the regulations: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. AMCORE, like many financial institutions, has historically maintained capital at or above the well-capitalized minimum. Also, like many financial institutions during the past two years, AMCORE has experienced steady declines in its capital levels as credit losses have risen. As noted previously, the Company expects the credit crisis that is affecting the economy in general to persist into 2010, and will likely bring with it additional credit losses. As a result of being below adequately capitalized, among other things, there will be increases in the Company’s borrowing costs and AMCORE will be unable to access the brokered CD markets. As noted above under Regulatory Developments, the Company is subject to the FRB Agreement, the Consent Order, and the Letter requiring it to increase capital to a level greater than the level required to be considered “well-capitalized” under applicable regulations.

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets)	$189,774	5.87%	$408,205	10.04%
Total Adequately Capitalized Minimum	258,672	8.00%	325,333	8.00%

Amount (Below) Above Regulatory Minimum	($68,898)	(2.13%)	$82,872	2.04%

Tier 1 Capital (to Risk Weighted Assets)	$94,887	2.93%	$306,245	7.53%
Tier 1 Adequately Capitalized Minimum	129,336	4.00%	162,666	4.00%

Amount (Below) Above Regulatory Minimum	($34,449)	(1.07%)	$143,579	3.53%

Tier 1 Capital (to Average Assets)	$94,887	2.03%	$306,245	6.06%
Tier 1 Adequately Capitalized Minimum	187,253	4.00%	202,006	4.00%

Amount (Below) Above Regulatory Minimum	($92,366)	(1.97%)	$104,239	2.06%

Risk Weighted Assets	$3,233,405		$4,066,661

Average Assets	$4,681,323		$5,050,150

TABLE 1

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	Three Months ended September 30,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$810,586	$5,616	2.77%	$882,289	$10,261	4.65%
Short-term investments	282,342	178	0.25%	96,027	471	1.95%
Loans held for sale	54,822	738	5.35%	4,523	78	6.85%
Loans:
Commercial	588,711	6,853	4.62%	765,776	10,856	5.64%
Commercial real estate	1,915,212	21,381	4.43%	2,234,286	32,014	5.70%
Residential real estate	401,388	4,833	4.79%	445,837	6,476	5.79%
Consumer	316,724	6,261	7.84%	361,107	7,140	7.87%

Total loans (1) (3)	$3,222,035	$39,328	4.85%	$3,807,006	$56,486	5.90%

Total interest-earning assets	$4,369,785	$45,860	4.17%	$4,789,845	$67,296	5.60%
Allowance for loan losses	(165,013)			(123,693)
Non-interest-earning assets	463,968			438,972

Total assets	$4,668,740			$5,105,124

Liabilities and Stockholders’ Equity:
Interest-bearing demand & savings deposits	$896,860	$756	0.33%	$1,462,149	$5,230	1.42%
Time deposits	1,511,290	12,687	3.33%	1,048,560	9,988	3.79%

Total bank issued interest-bearing deposits	$2,408,150	$13,443	2.21%	$2,510,709	$15,218	2.41%
Wholesale deposits	1,064,431	10,500	3.91%	887,366	10,281	4.61%
Short-term borrowings	132,489	231	0.69%	510,945	4,175	3.25%
Long-term borrowings	237,713	3,368	5.54%	350,035	4,516	5.05%

Total interest-bearing liabilities	$3,842,783	$27,542	2.84%	$4,259,055	$34,190	3.19%
Non-interest bearing deposits	546,118			476,378
Other liabilities	60,911			55,456
Realized Stockholders’ Equity	224,953			320,549
Other Comprehensive Loss	(6,025)			(6,314)

Total Liabilities & Stockholders’ Equity	$4,668,740			$5,105,124

Net Interest Income (FTE)		$18,318			$33,106

Net Interest Spread (FTE)			1.33%			2.41%

Interest Rate Margin (FTE)			1.67%			2.76%

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35%. FTE adjustments totaled $330,000 in 2009 and $844,000 in 2008.
(2)	The average balances of the securities are based on amortized historical cost.
(3)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $687,000 and $704,000 for 2009 and 2008, respectively.

TABLE 2

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	Nine Months ended September 30,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$788,685	$19,844	3.35%	$884,377	$31,069	4.68%
Short-term investments	379,073	691	0.24%	39,562	615	2.08%
Loans held for sale	27,479	1,042	5.07%	6,957	334	6.40%
Loans:
Commercial	668,699	22,348	4.47%	775,356	35,471	6.11%
Commercial real estate	2,041,102	70,804	4.64%	2,296,659	104,933	6.10%
Residential real estate	423,593	15,596	4.92%	458,391	20,791	6.05%
Consumer	344,536	19,938	7.74%	347,104	20,521	7.90%

Total loans (1) (3)	$3,477,930	$128,686	4.95%	$3,877,510	$181,716	6.26%

Total interest-earning assets	$4,673,167	$150,263	4.30%	$4,808,406	$213,734	5.94%
Allowance for loan losses	(160,551)			(92,406)
Non-interest-earning assets	465,588			426,570

Total assets	$4,978,204			$5,142,570

Liabilities and Stockholders’ Equity:
Interest-bearing demand & savings deposits	$998,690	$3,140	0.42%	$1,688,419	$23,437	1.85%
Time deposits	1,485,034	37,485	3.37%	996,281	30,169	4.04%

Total bank issued interest-bearing deposits	$2,483,724	$40,625	2.19%	$2,684,700	$53,606	2.67%
Wholesale deposits	1,152,228	34,979	4.06%	721,838	25,603	4.74%
Short-term borrowings	235,181	3,501	1.99%	492,316	12,849	3.49%
Long-term borrowings	284,342	10,610	4.92%	360,563	14,346	5.23%

Total interest-bearing liabilities	$4,155,475	$89,715	2.88%	$4,259,417	$106,404	3.33%
Non-interest bearing deposits	532,607			482,920
Other liabilities	53,075			55,355
Realized Stockholders’ Equity	241,205			346,544
Other Comprehensive Loss	(4,158)			(1,666)

Total Liabilities & Stockholders’ Equity	$4,978,204			$5,142,570

Net Interest Income (FTE)		$60,548			$107,330

Net Interest Spread (FTE)			1.42%			2.61%

Interest Rate Margin (FTE)			1.73%			2.99%

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35%. FTE adjustments totaled $1.4 million in 2009 and $2.4 million in 2008.
(2)	The average balances of the securities are based on amortized historical cost.
(3)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $1.9 million and $2.3 million for 2009 and 2008, respectively.

TABLE 3

ANALYSIS OF QUARTER-TO-QUARTER CHANGES IN NET INTEREST INCOME

	Three Months Ended September 30, 2009/2008
	Increase/(Decrease) Due to Change in		Total Net
	Average Volume	Average Rate	Increase (Decrease)
	(in thousands)
Interest Income:
Investment securities	$(777)	$(3,868)	$(4,645)
Short-term investments	366	(659)	(293)
Loans held for sale	681	(21)	660

Loans:
Commercial	(2,246)	(1,757)	(4,003)
Commercial real estate	(4,151)	(6,482)	(10,633)
Residential real estate	(603)	(1,040)	(1,643)
Consumer	(858)	(21)	(879)

Total loans	(7,915)	(9,243)	(17,158)

Total Interest-Earning Assets	$(5,488)	$(15,948)	$(21,436)

Interest Expense:
Interest-bearing demand & savings deposits	$(1,502)	$(2,972)	$(4,474)
Time deposits	4,022	(1,323)	2,699

Total bank issued interest-bearing deposits	(592)	(1,183)	(1,775)
Wholesale deposits	1,896	(1,677)	219
Short-term borrowings	(1,912)	(2,032)	(3,944)
Long-term borrowings	(1,558)	410	(1,148)

Total Interest-Bearing Liabilities	$(3,140)	$(3,508)	$(6,648)

Net Interest Income (FTE)	$(2,348)	$(12,440)	$(14,788)

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

TABLE 4

ANALYSIS OF YEAR-TO-DATE CHANGES IN NET INTEREST INCOME

	Nine Months Ended September 30, 2009/2008
	Increase/(Decrease) Due to Change in		Total Net
	Average Volume	Average Rate	Increase (Decrease)
	(in thousands)
Interest Income:
Investment securities	$(3,099)	$(8,126)	$(11,225)
Short-term investments	1,054	(978)	76
Loans held for sale	790	(82)	708

Loans:
Commercial	(4,442)	(8,681)	(13,123)
Commercial real estate	(10,810)	(23,319)	(34,129)
Residential real estate	(1,495)	(3,700)	(5,195)
Consumer	(156)	(427)	(583)

Total loans	(17,469)	(35,561)	(53,030)

Total Interest-Earning Assets	$(5,869)	$(57,602)	$(63,471)

Interest Expense:
Interest-bearing demand & savings deposits	$(7,016)	$(13,281)	$(20,297)
Time deposits	12,935	(5,619)	7,316

Total bank issued interest-bearing deposits	(3,811)	(9,170)	(12,981)
Wholesale deposits	13,470	(4,094)	9,376
Short-term borrowings	(5,132)	(4,216)	(9,348)
Long-term borrowings	(2,924)	(812)	(3,736)

Total Interest-Bearing Liabilities	$(2,564)	$(14,125)	$(16,689)

Net Interest Income (FTE)	$(3,305)	$(43,477)	$(46,782)

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

TABLE 5

ASSET QUALITY

The components of non-performing loans and foreclosed assets at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Impaired loans:
Non-accrual loans
Commercial, financial and agricultural	$39,917	$47,392
Real estate (primarily commercial)	338,468	240,827
Other non-performing:
Non-accrual loans (1)	38,453	15,957
Loans 90 days or more past due and still accruing	5,264	8,889
Troubled debt restructurings	8,444	—

Total non-performing loans	$430,546	$313,065

Foreclosed assets:
Real estate	22,650	16,899
Other	311	224

Total foreclosed assets	$22,961	$17,123

Total non-performing assets	$453,507	$330,188

(1)	These loans are not considered impaired since they are part of a small balance homogeneous portfolio.

An analysis of the allowance for loan losses for the periods ended September 30, 2009 and 2008 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	($ in thousands)		($ in thousands)
Balance at beginning of period	$161,650	$133,393	$136,412	$53,140
Charge-Offs:
Commercial, financial and agricultural	10,705	4,329	24,482	6,055
Real estate – Commercial	47,674	20,131	84,258	30,601
Real estate – Residential	230	1,767	775	6,055
Installment and consumer	3,430	2,057	8,782	5,427

	62,039	28,284	118,297	48,138
Recoveries:
Commercial, financial and agricultural	643	233	1,197	1,228
Real estate – Commercial	1,453	730	1,811	1,286
Real estate – Residential	40	45	41	96
Installment and consumer	489	519	1,579	1,795

	2,625	1,527	4,628	4,405
Net Charge-Offs	59,414	26,757	113,669	43,733
Provision charged to expense	60,254	48,000	139,997	145,229
Reduction related to sale of loans	—	(19,803)	(250)	(19,803)

Balance at end of period	$162,490	$134,833	$162,490	$134,833

Ratio of net-charge-offs during the period to average loans outstanding during the period (1)	7.32%	2.80%	4.37%	1.51%

(1)	On an annualized basis.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

While AMCORE manages other risks in its normal course of operations, such as credit and liquidity risk, it considers interest-rate risk to be its most significant market risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of AMCORE’s business activities and operations. In addition, as of September 30, 2009, since AMCORE does not hold a trading portfolio, it is not exposed to significant market risk from trading activities. During 2009, there were no material changes in the type of AMCORE’s primary market risk exposures. Based upon current expectations, no material changes are anticipated in the future in the types of market risks facing AMCORE.

Like most financial institutions, AMCORE’s net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR, Prime and the Fed Funds rate) and balance sheet growth or contraction. AMCORE’s asset and liability committee (ALCO) seeks to manage interest rate risk under a variety of rate environments by structuring the Company’s balance sheet and off-balance sheet positions. The risk is monitored and managed within policy limits or approved exceptions.

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

The following table summarizes the affect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 100 basis points and no change in the slope of the yield curve:

Change In Interest Rates	As of September 30, 2009	As of December 31, 2008
+100	+5.4%	+4.6%
-100	-4.5%	-8.3%

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

As a member of the VISA, Inc. organization (VISA), the Company has previously accrued a $373,000 liability for its proportionate share of various claims against VISA. Recent additional funding of a litigation escrow account established by VISA has reduced the Company’s proportionate share of its liability to $292,000.

ITEM 1A.	Risk Factors

The Company’s 2008 Form 10-K for the fiscal year ended December 31, 2008 includes a detailed discussion of certain material risk factors facing the Company. The information presented below describes updates and additions to such risk factors and should be read in conjunction with those disclosed in our Form 10-K.

Capital Risk

The Company lost $98 million during the year ended December 31, 2008 and $198 million during the nine months ended September 30, 2009, and, except for the tax benefit it expects to record for the recently enacted net operating loss carryback legislation, expects to continue to incur losses during the remainder of 2009. While it expects to be able to generate profits at some point in the future, there can be no assurance of when, or if, it will return to profitability. Given recent losses, asset quality issues, and overall financial condition, the Company must raise additional capital to provide it with sufficient capital resources and liquidity to comply with regulatory requirements and to meet its commitments and business needs. AMCORE may not be able to raise the necessary capital on favorable terms, or at all. An inability to raise additional capital on acceptable terms could have a materially adverse effect on the Company’s business, financial condition and results of operations.

On May 15, 2008, AMCORE Bank, N.A. (the “Bank”), a direct subsidiary of AMCORE Financial, Inc. (the “Company”), entered into a written agreement (the “OCC Agreement”) with the Office of the Comptroller (the “OCC”). The OCC Agreement described commitments made by the bank to address and strengthen banking practices relating to asset quality and the overall administration of the credit function at the Bank. The Company entered into a written agreement (the “FRB Agreement”) with the Federal Reserve Bank of Chicago (the “FRB”) dated June 26, 2009, and on June 25, 2009, the Bank agreed to the issuance of a consent order (the “Consent Order”) by the OCC. In general, the FRB Agreement and the Consent Order contained requirements to develop plans to raise capital and to revise and maintain a liquidity risk management program.

By letter dated November 4, 2009 (the “Letter”), the OCC notified the Bank of its finding that the capital plan submitted pursuant to the Consent Order (the “Capital Plan”) is “not acceptable”, stating that the OCC is unable to determine that the Capital Plan “is likely to succeed in restoring the Bank’s capital at this time.” The OCC further advised the Bank that it was being treated as “significantly undercapitalized” within the meaning of the prompt corrective action (the “PCA”) provisions of the Federal Deposit Insurance Act and implementing OCC regulations. The Bank is required to submit a capital restoration plan and a disposition plan pursuant to the Letter, and may submit one plan provided the plan meets the requirements of both. On November 6, 2009, the FRB notified the Company in writing that the Company’s capital plan submitted under the terms of the FRB Agreement was unacceptable in addressing the capital erosion of the Company and the Bank. For further information regarding the requirements and limitations of the OCC Agreement, the FRB Agreement, the Consent Order and the Letter, see Note 10 of the Notes to the Consolidated Financial Statements.

The Company and the Bank are diligently continuing to work with their financial and professional advisors in seeking qualified sources of outside capital, and in achieving compliance with the requirements of the Consent Order, the FRB Agreement and the Letter. The Company and the Bank continue to consult with applicable regulatory authorities on a regular basis concerning the Company’s and Bank’s proposals to obtain outside capital and to develop action plans that will be acceptable to such regulatory authorities, but there can be no assurance that these actions will be successful, or that even if one or more of the Company’s and Bank’s proposals are accepted by the Company’s and Bank’s regulators, that these proposals will be successfully implemented, particularly given current market conditions and the profile of the Company and the Bank.

Failure to submit an acceptable capital restoration plan or disposition plan or to restore capital levels may result in additional enforcement actions by the regulators, including the appointment of a receiver.

Dilution Risk

The Company is taking all appropriate actions, including pursuing capital raising activities in order to increase capital and otherwise comply with the requirements set forth in the FRB Agreement and Consent Order. There can be no assurance that the Company will be successful in those efforts. Any such capital raising alternatives could dilute the percentage ownership of existing holders of AMCORE’s outstanding common stock and may adversely affect the market price of the Company’s common stock.

Liquidity Risk

At the end of the third quarter 2009, the Bank fell from “adequately-capitalized” to “undercapitalized” for Total Capital and to “significantly undercapitalized” for its leverage ratio under applicable regulatory guidelines. The Bank remained adequately capitalized for its Tier 1 Capital Ratio. The Company at the consolidated level fell to significantly undercapitalized for all three regulatory capital ratios as of September 30, 2009 due to losses for the quarter and technical limitations that now restrict the inclusion of certain components in regulatory capital.

As a result of this designation, the Bank is no longer eligible to participate in the brokered CD market and is also subject to limitations with respect to interest rates it can offer on deposits, generally limited to rates equal to no more than 75 basis points above prevailing market rates. These limitations, as well as recent increased collateral requirements and advance limitations with respect to other funding sources, may have a material impact on the Bank’s deposit levels and liquidity. In particular, the inability to accept, renew, or roll over brokered deposits could put a severe strain on the Bank’s liquidity because of the limited ability to replace maturing brokered deposits with core deposits.

FDIC Deposit Insurance Risk

Due to the impact on the FDIC insurance fund resulting from the recent increase in the bank failures, the FDIC raised its insurance premiums and levied special assessments on all financial institutions. In addition, the FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the deposit insurance fund. The FDIC places all financial institutions into one of four risk categories using a two-step process based first on the respective institution’s capital ratios and then on the CAMELS composite supervisory rating assigned to the institution by its primary federal regulator in connection with its periodic regulatory examinations. The Bank has recently been designated as significantly undercapitalized under regulatory guidelines and due to the undercapitalized status of the Bank and other factors indicating higher risk, the FDIC will charge the Bank a higher premium for deposit insurance. The combination of the general increase in FDIC insurance rates and higher FDIC insurance rates resulting from the classification of the Bank in a higher risk category will have an adverse impact on the Company’s results of operations. At this time, the Company is unable to predict the impact in future periods in the event the economic crisis continues or the Bank continues to be deemed undercapitalized.

Legislative and Regulatory Risk

The Company and the Bank are subject to extensive regulation, supervision and examination by federal banking authorities. Any change in applicable regulations or legislation could have a substantial impact on the Company and its operations. Additional legislation and regulations that could significantly affect the Company’s powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on the Company’s financial condition and results of operations. In that regard, proposals for legislation restructuring the regulation of the financial services industry are currently under consideration. Adoption of such proposals could, among other things, increase the overall costs of regulatory compliance. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties. These powers recently have been utilized more frequently due to the serious national, regional and local economic conditions that the Company and other financial institutions are facing. The exercise of regulatory authority may have a negative impact on the Company’s financial condition and results of operations.

AMCORE cannot predict the actual effects on the Company of various governmental, regulatory, monetary and fiscal initiatives, which have been and may be enacted on the financial markets. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect AMCORE’s business, financial condition, results of operations, and the trading price of its common stock. For further information regarding legislative developments, see the Key Initiatives, Other Significant Items and Accounting Changes section of Item 2. Management’s Discussion and Analysis.

Delisting Risk

The Company’s common stock is listed on the NASDAQ Global Select Market. As a NASDAQ Global Select Market listed company, AMCORE is required to comply with the continued listing requirements of the NASDAQ Market Place Rules to maintain its listing status which includes maintaining a minimum closing bid price of at least a $1.00 per share for common stock. During 2009, the Company’s common stock has traded below the minimum closing bid price requirement under the NASDAQ Market Place Rules. If the closing bid price falls below $l.00 for 30 consecutive trading days, NASDAQ can deliver a deficiency letter for failure to comply and require compliance with this continued listing requirement within 180 days after the deficiency unless another extension is permitted under the NASDAQ Market Place Rules. If a company is unable to regain compliance with NASDAQ continued listing requirements, the common stock would be delisted.

Delisting from the NASDAQ Global Select Market could reduce the ability of investors to purchase or sell our common stock as quickly and as inexpensively as they have done historically. Not maintaining a listing on a major stock market or exchange may result in a material decline in the market price of the Company’s common stock due to a decrease in liquidity and reduced interest by institutions and individuals in investing in the securities. Delisting could also make it more difficult to raise capital in the future.

Economic Risk

The inability of borrowers to repay loans can erode earnings. As a lender, AMCORE is exposed to the risk that its customers will be unable to repay their loans in accordance with their terms, and that any collateral securing the payment of their loans may not be sufficient to assure repayment. AMCORE’s loan portfolio is concentrated in construction and land development loans and other commercial real estate loans, which has suffered increases in delinquencies and losses. Extensions of credit for these types of loans has generally ceased, and AMCORE is working actively to manage its remaining construction and development and commercial real estate loan portfolios. However, AMCORE could experience further delinquencies and credit losses if the recession continues, if current trends in housing and real estate markets continue to deteriorate, and if efforts to limit losses through workouts of bad loans are unsuccessful. In addition to the risk of loss of principal associated with the loan portfolio, profitability is adversely affected by non-performing loans, which include non-accrual loans and loans past due 90 days or more.

There is no precise method of predicting loan losses, and therefore there is a risk that charge-offs in future periods will exceed the allowance for loan losses or that additional increases in the allowance for loan losses will otherwise be required. Additions to the allowance for loan losses would cause results of operations to decline in the period(s) in which such additions occur and could also have a material adverse impact on the Company’s capital and financial position. For further information regarding provisions for loan losses, concentrations, credit losses, and non-performing loans, see the discussion of provision for loan losses, and the Asset Quality Review and Credit Risk Management section of Item 2. Management’s Discussion and Analysis.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2009, the Board passed a resolution that the Company would not increase its debt, pay dividends, or repurchase treasury stock without prior approval from the Board, therefore, there were no repurchases of common stock during the third quarter of 2009. The Company, however, may periodically repurchase shares in open-market transactions in accordance with Exchange Act Rule 10b-18 through a limited group of brokers. These repurchases are used to replenish the Company’s treasury stock for re-issuances related to stock option exercises and other employee benefit plans.

ITEM 6.	Exhibits

3	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

3.1	By-laws of AMCORE Financial, Inc., as amended February 11, 2004 (Incorporated by reference to Exhibit 3.2 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.1	Release Agreement, dated August 4, 2009 between AMCORE Bank, N.A. and Richard E. Stiles (Incorporated by reference to AMCORE’s Current Report on Form 8-K as filed with the Commission on August 6, 2009).

10.2	Release Agreement, dated August 18, 2009 between AMCORE Financial, Inc. and Donald H. Wilson (Incorporated by reference to AMCORE’s Current Report on Form 8-K as filed with the Commission on August 18, 2009).

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCORE Financial, Inc.
Date: November 9, 2009

	By:	/s/ Judith Carré Sutfin
Judith Carré Sutfin
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

3.1	By-laws of AMCORE Financial, Inc., as amended February 11, 2004. (Incorporated by reference to Exhibit 3.2 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.1	Release Agreement, dated August 4, 2009 between AMCORE Bank, N.A. and Richard E. Stiles (Incorporated by reference to AMCORE’s Current Report on Form 8-K as filed with the Commission on August 6, 2009).

10.2	Release Agreement, dated August 18, 2009 between AMCORE Financial, Inc. and Donald H. Wilson (Incorporated by reference to AMCORE’s Current Report on Form 8-K as filed with the Commission on August 18, 2009).

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.